Form 10-Q
period 2013-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2013-11-07
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                                        to
Commission File Number: 001-34139

Federal Home Loan Mortgage Corporation
(Exact name of registrant as specified in its charter)
Freddie Mac

Federally chartered corporation	8200 Jones Branch Drive	52-0904874	(703) 903-2000
(State or other jurisdiction of incorporation or organization)	McLean, Virginia 22102-3110	(I.R.S. Employer Identification No.)	(Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2013, there were 650,039,533 shares of the registrant’s common stock outstanding.

i	Freddie Mac

MD&A TABLE REFERENCE

ii	Freddie Mac

iii	Freddie Mac

FINANCIAL STATEMENTS

iv	Freddie Mac

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
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) the “FORWARD-LOOKING STATEMENTS” sections of this Form 10-Q, our 2012 Annual Report, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013; (b) the “RISK FACTORS” sections of this Form 10-Q and our 2012 Annual Report; and (c) the “BUSINESS” section of our 2012 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “GLOSSARY.”
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three and nine months ended September 30, 2013 included in “FINANCIAL STATEMENTS” and our 2012 Annual Report.
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
Summary of Financial Results
During the third quarter of 2013, we continued to observe improvement in the housing market, which contributed positively to our financial results. Our comprehensive income for the third quarter of 2013 was $30.4 billion, consisting of $30.5 billion of net income and $(49) million of other comprehensive loss. By comparison, our comprehensive income for the third quarter of 2012 was $5.6 billion, consisting of $2.9 billion of net income and $2.7 billion of other comprehensive income. Our net income for the third quarter of 2013 includes a benefit for federal income taxes of $23.9 billion that resulted from our conclusion to release our valuation allowance against our net deferred tax assets. Absent the benefit for federal income taxes, our comprehensive income for the third quarter of 2013 was $6.5 billion.
Our total equity was $33.4 billion at September 30, 2013, reflecting our total equity balance of $7.4 billion at June 30, 2013, comprehensive income of $30.4 billion for the third quarter of 2013, and a $4.4 billion dividend payment on the senior preferred stock in September 2013 based on our Net Worth Amount at June 30, 2013. As a result of our positive net worth at September 30, 2013, no draw is being requested from Treasury under the Purchase Agreement for the third quarter of 2013. Based on our Net Worth Amount at September 30, 2013, our dividend obligation to Treasury in December 2013 will be$30.4 billion.
Our Primary Business Objectives
Our business objectives reflect direction we have received from the Conservator, including the 2013 Conservatorship Scorecard. We are focused on the following primary business objectives: (a) providing credit availability for mortgages and maintaining foreclosure prevention activities; (b) managing our credit losses; (c) developing mortgage market enhancements in support of a proposed new infrastructure for the secondary mortgage market; (d) maintaining sound credit quality on the loans we purchase or guarantee; (e) contracting the dominant presence of the GSEs in the marketplace; and (f) strengthening our infrastructure and improving operating efficiency.

1	Freddie Mac

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
Providing Credit Availability for Mortgages and Maintaining Foreclosure Prevention Activities
Our consistent market presence provides lenders with a constant source of liquidity for conforming mortgage products even when other sources of capital have withdrawn. We believe this liquidity provides our customers with confidence to continue lending in difficult environments. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed more than 90% of the single-family conforming mortgages originated during the first nine months of 2013. We also enable mortgage originators to offer homebuyers and homeowners lower mortgage rates on conforming loan products, in part because of the value investors place on GSE-guaranteed mortgage-related securities. Historically, interest rates on 30-year, fixed-rate conforming loans have been less than those on non-conforming loans. However, in recent periods the average gap in interest rates between these loan types has declined. We estimate that borrowers were paying an average of 20 basis points less on 30-year, fixed-rate conforming loans than on non-conforming loans in September 2013, as compared to 43 basis points less in December 2012. These estimates are based on data provided by HSH Associates, a third-party provider of mortgage market data.
In addition to being a source of liquidity for the market, we have also been engaged in efforts to assist our seller/servicers improve their underwriting processes for loans that they sell to us. As part of these efforts and in accordance with the 2013 Conservatorship Scorecard, we have made progress in the following areas during 2013:

•
Began an initiative for enhanced early-risk assessment by seller/servicers, including implementation of a new automated tool for use in evaluating the credit eligibility of loans and identifying non-compliance issues;

•
Announced requirements for our seller/servicers in response to certain final rules from the Consumer Financial Protection Bureau, including rules concerning the requirements for borrowers' ability to repay and high-cost mortgages, that are to be implemented beginning in 2014. See “BUSINESS — Legislative and Regulatory Developments — Dodd-Frank Act” in our 2012 Annual Report for further information on the final rules;

•
Implemented standard timelines, appeal requirements, and alternative remedies for resolution of repurchase obligations as part of our efforts to enhance post-delivery quality control practices and transparency associated with our representation and warranty framework; and

•	Expanded our loan review sampling strategy, specifically focused on newly purchased mortgage loans, to evaluate compliance with our standards.
In addition, we attempt to manage our exposure to mortgage insurers by establishing eligibility standards and monitoring our exposure to individual insurers. Our monitoring includes performing periodic analysis of the estimated financial capacity of individual insurers under different adverse economic conditions. We are also working on developing counterparty risk management standards for mortgage insurers that include eligibility requirements. We expect to publish changes to the capital requirements and other standards for mortgage insurer eligibility by the end of 2013. In addition, working with FHFA and Fannie Mae, we have guided mortgage insurers in their adoption of new master policies, for which the mortgage insurers are expected to seek state regulatory approval.
We also remain focused on reducing the number of foreclosures and helping to keep families in their homes. Since 2009, we have helped approximately 913,000 borrowers experiencing hardship complete a loan workout. Our relief refinance initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), is a significant part of our effort to keep families in their homes. We purchased $54.9 billion and $65.1 billion in UPB of HARP loans in the first nine months of 2013 and 2012, respectively. We have purchased HARP loans provided to more than 1.2 million borrowers since the initiative began in 2009, including approximately 297,000 borrowers during the first nine months of 2013.
During the three and nine months ended September 30, 2013, we purchased or issued other guarantee commitments for $97.8 billion and $359.6 billion in UPB of single-family conforming mortgage loans, representing approximately 472,000 and 1,753,000 homes, respectively.
Under our loan workout programs, our servicers contact borrowers experiencing hardship with a goal of helping them stay in their homes or avoid foreclosure. Our servicers seek and also facilitate the completion of foreclosure alternatives when a home retention solution is not possible. In July 2013, as part of the servicing alignment initiative, we implemented a new

2	Freddie Mac

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
The table below presents our single-family loan workout activities for the last five quarters.

Table 1 — Total Single-Family Loan Workout Volumes(1)

	For the Three Months Ended
	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
	(number of loans)
Loan modifications(2)	20,541	19,277	20,613	19,898	20,864
Repayment plans	6,603	7,268	7,644	6,964	7,099
Forbearance agreements(3)	2,586	3,198	3,104	2,442	2,190
Short sales and deed in lieu of foreclosure transactions	10,998	11,727	14,157	13,849	14,383
Total single-family loan workouts	40,728	41,470	45,518	43,153	44,536

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

(2)	As of September 30, 2013, approximately 34,000 borrowers were in modification trial periods, including approximately 28,000 borrowers in trial periods for our non-HAMP modification.

(3)
Excludes loans with long-term forbearance under a completed loan modification. Many borrowers enter into a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.

Our short sale activity has remained high compared to historical levels, while the volume of completed foreclosures has declined in recent quarters. Our short sale activity declined for the two most recent quarters, which we believe is due to increasing interest rates and strengthening home prices in most geographical areas.
Managing Our Credit Losses
To help manage the credit losses related to our guarantee activities, we are focused on:

•	pursuing a variety of loan workouts, including foreclosure alternatives, in an effort to reduce the severity of losses we experience over time;

•	managing foreclosure timelines to the extent possible, given the lengthy foreclosure process in many states;

•	managing our inventory of foreclosed properties to reduce costs and maximize proceeds; and

•	pursuing contractual remedies against seller/servicers, and insurers, as appropriate.
We establish guidelines for our servicers to follow and provide them default management tools to use, in part, in determining which type of loan workout to pursue with borrowers that would be expected to provide us with the opportunity to manage our exposure to credit losses. Our servicers pursue repayment plans and loan modifications for borrowers facing financial or other hardships because the level of recovery (if a loan reperforms) may often be much higher than would be the case with foreclosure or foreclosure alternatives. In cases where repayment plans and loan modifications are not possible or successful, a short sale transaction typically provides us with a comparable or higher level of recovery than what we would receive through foreclosure and subsequent property sale from our REO inventory. In large part, the benefit of a short sale arises from the avoidance of costs we would otherwise incur to complete the foreclosure and dispose of the property, including maintenance and other property expenses associated with holding REO property.
We continue to face challenges with respect to the performance of certain of our seller/servicers in managing our seriously delinquent loans. As part of our efforts to address this issue and mitigate our credit losses, we have continued to facilitate the transfer of servicing for certain pools of loans with higher credit risk from underperforming servicers to other servicers that specialize in workouts of problem loans.
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

3	Freddie Mac

Historically, we have used a process of reviewing a sample of the loans we purchase to validate compliance with our underwriting standards. In addition, as part of our loss mitigation efforts, we review loans that become delinquent. FHFA set a goal for us (in the 2013 Conservatorship Scorecard) to complete our demands for remedies for breaches of representations and warranties related to pre-conservatorship loan origination activity. As of September 30, 2013 and December 31, 2012, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $3.4 billion and $3.0 billion, respectively (these figures include repurchase requests for which appeals were pending). During the third quarter of 2013, we entered into agreements with certain of our seller/servicers (as discussed below), which we believe will contribute to our substantial completion of the FHFA goal. Due to our efforts to complete this goal, our repurchase request volume with our seller/servicers was high in the third quarter of 2013 and may remain high in the near term.
During the third quarter of 2013, we entered into agreements with Wells Fargo Bank, N.A., CitiMortgage, Inc., Citibank, N.A., and SunTrust Mortgage, Inc. to release specified loans from certain repurchase obligations in exchange for one-time cash payments. In connection with these agreements, we received $1.3 billion in the aggregate (less credits of $0.2 billion for repurchases already made and other reconciling adjustments), related to approximately 10.7 million loans that we had purchased from them. As of September 30, 2013, there was an aggregate of $184.1 billion in UPB of single-family mortgage loans that were subject to these agreements.
On October 25, 2013, we entered into agreements with JPMorgan Chase & Co. and certain affiliated entities (collectively, JPMorgan). Under the terms of the agreements, JPMorgan will pay: (a) approximately $2.7 billion to Freddie Mac to settle litigation related to our investments in certain residential non-agency mortgage-related securities we hold that were largely originated, issued or underwritten by JPMorgan; and (b) approximately $0.5 billion to release specified loans from certain repurchase obligations. These agreements will be reflected in our fourth quarter 2013 financial results.
We use mortgage insurance, which is a form of credit enhancement, to partially mitigate our credit loss exposure. Primary mortgage insurance is generally required to be purchased, typically at the borrower’s expense, for certain mortgages with higher LTV ratios. We received payments under primary and other mortgage insurance of $1.6 billion and $1.5 billion in the first nine months of 2013 and 2012, respectively, which helped to mitigate our credit losses. However, many of our mortgage insurers remain financially weak. We expect to receive substantially less than full payment of our claims from three of our mortgage insurance counterparties that are currently partially paying claims under orders of their state regulators. During the third quarter of 2013, we entered into an agreement with Radian Guaranty Inc. (Radian) that generally resolves outstanding and future primary mortgage insurance claims by us against Radian with respect to a large group of loans. This did not have a significant impact on our consolidated statements of comprehensive income in the third quarter of 2013. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Mortgage Insurers” for information on these counterparties as well as our agreement with Radian. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES —Table 4.5 — Recourse and Other Forms of Credit Protection” for more information about credit enhancements of our single-family credit guarantee portfolio.
Developing Mortgage Market Enhancements in Support of a Proposed New Infrastructure for the Secondary Mortgage Market
Under the direction of FHFA, we continue efforts to build the infrastructure for a future housing finance system. In this regard, the 2013 Conservatorship Scorecard established the following goals for 2013:

•
Common Securitization Platform: Continue the foundational development of the common securitization platform that can be used in a future secondary mortgage market, including by establishing initial ownership and governance for a new business entity that will undertake the effort of building and operating this platform. On October 7, 2013, FHFA announced the formation of Common Securitization Solutions, LLCSM (CSS). In addition, FHFA announced that: (a) office space has been leased for CSS; and (b) an executive recruitment firm has been retained to identify candidates for the positions of Chief Executive Officer and Chairman of the Board of Managers of CSS. CSS is equally-owned by Freddie Mac and Fannie Mae. In connection with the formation of CSS, we entered into a limited liability company agreement with Fannie Mae in October 2013 and anticipate entering into additional agreements with Fannie Mae relating to CSS in the future.

•
Contractual and Disclosure Framework: Continue the development of the contractual and disclosure framework to meet the requirements for investors in mortgage securities and credit risk, including by identifying and developing standards in mortgage-related data, disclosure of mortgage security information, and seller/servicer contracts.

•
Uniform Mortgage Data Program: Continue the development of various data standards for the mortgage industry by working with industry participants and government agencies on the scope and implementation of these standards, including effective dates. We are building on the successful completion of our uniform loan data delivery and uniform appraisal data programs in the development of the uniform closing data and uniform loan application data standards. We currently plan to announce the implementation dates and scope of the first phase of our uniform mortgage servicing data program by the end of 2013.

4	Freddie Mac

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
The credit quality of the single-family loans we acquired beginning in 2009 (excluding HARP and other relief refinance mortgages) is significantly better than that of loans we acquired from 2005 to 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. The improvement in the credit quality of loans we have purchased since 2008 (excluding HARP and other relief refinance mortgages) is primarily the result of: (a) changes in our credit policies, including changes in our underwriting standards; (b) fewer purchases of loans with higher risk characteristics; and (c) changes in mortgage insurers’ and lenders’ underwriting practices.
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
Mortgages originated after 2008 (including HARP and other relief refinance mortgages) represented 73% and 63% of the UPB of our single-family credit guarantee portfolio as of September 30, 2013 and December 31, 2012, respectively, while the mortgages originated from 2005 through 2008 represented 17% and 24% of this portfolio at these dates, respectively. Approximately 96% and 95% of the single-family mortgages we purchased in the first nine months of 2013 and 2012, respectively, were fixed-rate, first lien amortizing mortgages, based on UPB.
The table below presents single-family loan purchases and other guarantee commitment issuances during the nine months ended September 30, 2013 and 2012, by loan purpose.
Table 2 — Single-Family Mortgage Loan Purchases and Other Guarantee Commitment Issuances, by Loan Purpose(1)

	For the Three Months Ended
	September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012
	UPB	% of Total	UPB	% of Total	UPB	% of Total	UPB	% of Total
	(dollars in millions)
Loan Purpose:
Purchase loans	$33,937	35%	$30,185	23%	$20,545	16%	$23,970	18%
Refinance loans:
HARP loans	13,181	13	20,311	16	21,458	16	21,796	17
Other relief refinance loans	8,372	9	11,901	9	11,415	9	10,521	8
Total relief refinance loans	21,553	22	32,212	25	32,873	25	32,317	25
Other refinance loans	42,343	43	67,461	52	78,466	59	73,998	57
Total refinance loans	63,896	65	99,673	77	111,339	84	106,315	82
Total single-family mortgage loan purchases and other guarantee commitment issuances	$97,833	100%	$129,858	100%	$131,884	100%	$130,285	100%
(1) Based on UPB. Excludes mortgage loans traded but not yet settled. Also excludes the removal of seriously delinquent loans and balloon/reset mortgages from PC trusts under the terms of the trust agreements. Includes other guarantee commitments associated with mortgage loans.
Due to our participation in HARP, we purchase a significant number of loans that have original LTV ratios over 100%. The proportion of HARP loans we purchased with LTV ratios over 100% was 8% and 13% of our single-family mortgage purchases in the first nine months of 2013 and 2012, respectively. Over time, HARP loans may not perform as well as other refinance mortgages because the continued high LTV ratios and reduced underwriting standards of these loans increase the probability of default. In addition, HARP loans may not be covered by mortgage insurance for the full excess of their UPB over 80%. However, relief refinance mortgages (including HARP loans) generally have performed better than loans with similar characteristics remaining in our single-family credit guarantee portfolio that were originated prior to 2009.

5	Freddie Mac

The table below presents the composition and certain other information about loans in our single-family credit guarantee portfolio, by year of origination at September 30, 2013 and December 31, 2012, and for the first nine months of 2013 and the year ended December 31, 2012.
Table 3 — Single-Family Credit Guarantee Portfolio Summary(1)

	At September 30, 2013					Nine Months Ended September 30, 2013
	Percent of Portfolio	Average Credit Score(2)	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate(5)	Percent of Credit Losses(6)
Loans originated — 2009 to 2013:
Relief refinance loans:
HARP loans	13%	732	98%	36%	0.88%	5.6%
Other relief refinance loans	8	744	55	—	0.31	0.5
All other loans	52	757	63	<1	0.25	2.5
Subtotal — 2009 to 2013 originations	73	751	68	7	0.36	8.6
Loans originated — 2005 to 2008	17	704	89	31	9.15	82.0
Loans originated — 2004 and prior	10	712	51	3	3.29	9.4
Total	100%	739	70	11	2.58	100.0%

	At December 31, 2012					Year Ended December 31, 2012
	Percent of Portfolio	Average Credit Score(2)	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate(5)	Percent of Credit Losses(6)
Loans originated — 2009 to 2012:
Relief refinance loans:
HARP loans	11%	735	100%	40%	0.98%	2.0%
Other relief refinance loans	7	749	58	—	0.32	0.2
All other loans	45	757	66	<1	0.27	1.4
Subtotal — 2009 to 2012 originations	63	753	71	7	0.39	3.6
Loans originated — 2005 to 2008	24	708	98	42	9.56	87.3
Loans originated — 2004 and prior	13	715	56	6	3.20	9.1
Total	100%	737	75	15	3.25	100.0%

(1)
Based on the loans remaining in the portfolio at September 30, 2013 and December 31, 2012, which totaled $1.7 trillion and $1.6 trillion in UPB, respectively, rather than all loans originally guaranteed by us and originated in the respective period. Includes loans acquired under our relief refinance initiative, which began in 2009. For credit scores, LTV ratios, serious delinquency rates, and other information about the loans in our single-family credit guarantee portfolio, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk.”

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

(3)
We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination. See endnote (3) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.

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

•
Single-family: Demonstrate the viability of multiple types of risk transfer transactions involving single-family mortgages with at least $30 billion in aggregate UPB, subject to certain limitations. These transactions are intended to shift mortgage credit risk from us to private capital investors. In July 2013, we executed one transaction representing $22.5 billion of UPB, of which we believe $18.5 billion qualifies toward this goal. A second transaction, representing $35.3 billion of UPB, is scheduled to settle on November 12, 2013. We plan to execute an additional risk transfer transaction in the fourth quarter of 2013;

6	Freddie Mac

•
Multifamily: Reduce the UPB amount of new multifamily business activity (purchases of loans and issuances of other guarantee commitments) relative to 2012 by at least 10% by tightening underwriting, adjusting pricing, and limiting product offerings, while not increasing the proportion of retained risk. Although multifamily new business activity was strong during the first half of 2013, new business activity moderated during the third quarter due to certain recent measures we have taken, combined with the impacts of rising interest rates and increased competition from other market participants; and

•
Mortgage-related investments portfolio: Reduce the December 31, 2012 mortgage-related investments portfolio balance by selling 5%, or $15.7 billion in UPB, of mortgage-related assets (exclusive of agency securities, multifamily loans classified as held-for-sale, and single-family loans purchased for cash). Through September 30, 2013, we have sold $11.7 billion in UPB of assets that are intended to qualify toward this goal.

The 2013 Conservatorship Scorecard states that our transactions related to these goals should be economically sensible, operationally well-controlled, involve a meaningful transference of credit risk, and be transparent to the marketplace. FHFA has stated that changes in market and regulatory conditions will be taken into consideration when evaluating our performance against these goals.
Other steps we have taken to gradually contract our presence in the marketplace include the two across-the-board increases in guarantee fees we implemented in 2012, at the direction of FHFA, including one increase associated with the Temporary Payroll Tax Cut Continuation Act of 2011. Pursuant to this Act, we increased our guarantee fees on single-family mortgages by 10 basis points in April 2012, and the proceeds are remitted to Treasury to fund the payroll tax cut. We generally refer to this as the legislated 10 basis point increase in guarantee fees. For additional information, see “BUSINESS — Executive Summary — Our Primary Business Objectives — Contracting the Dominant Presence of the GSEs in the Marketplace” in our 2012 Annual Report.
Strengthening Our Infrastructure and Improving Operating Efficiency
We continue to work to enhance the quality of our infrastructure and improve our operating efficiency. We are focusing our resources on supporting various multi-year FHFA initiatives, including those under the Conservatorship Scorecard, and making improvements to our infrastructure to, among other things, replace legacy hardware and software applications and strengthen our disaster recovery capabilities.
Our administrative expenses increased in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, primarily due to an increase in professional services expense related to: (a) FHFA-led lawsuits regarding our investments in certain residential non-agency mortgage-related securities; (b) quality control reviews for single-family loans we acquired prior to being placed in conservatorship; (c) Conservatorship Scorecard initiatives, including development of the common securitization platform; and (d) infrastructure improvement projects, including establishment of an off-site, back-up data facility.

7	Freddie Mac

Single-Family Credit Guarantee Portfolio
The table below provides certain credit statistics for our single-family credit guarantee portfolio.

Table 4 — Credit Statistics, Single-Family Credit Guarantee Portfolio

	As of
	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
Payment status —
One month past due	1.68%	1.80%	1.70%	1.85%	2.02%
Two months past due	0.55%	0.55%	0.56%	0.66%	0.66%
Seriously delinquent(1)	2.58%	2.79%	3.03%	3.25%	3.37%
Non-performing loans (in millions)(2)	$121,154	$123,681	$126,302	$128,599	$131,106
Single-family loan loss reserve (in millions)(3)	$24,783	$26,197	$28,299	$30,508	$33,298
REO inventory (in properties)	47,119	44,623	47,968	49,071	50,913
REO assets, net carrying value (in millions)	$4,366	$3,997	$4,246	$4,314	$4,459

	For the Three Months Ended
	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
	(in units, unless noted)
Seriously delinquent loan additions(1)	58,176	57,024	65,281	72,626	76,104
Loan workout volume(4)	40,728	41,470	45,518	43,153	44,536
REO acquisitions	19,441	16,418	17,881	18,672	20,302
REO disposition severity ratio:(5)
Florida	40.5%	42.9%	44.5%	46.2%	48.1%
California	28.7%	30.2%	35.2%	38.1%	41.4%
Illinois	43.7%	47.2%	49.9%	50.1%	51.3%
Nevada	36.4%	37.9%	44.1%	49.0%	53.6%
Maryland	38.0%	39.0%	42.3%	47.8%	49.2%
Total U.S	34.9%	35.8%	39.1%	39.5%	40.3%
Short sale severity ratio(6)	34.5%	36.5%	38.0%	38.6%	39.6%
Single-family provision (benefit) for credit losses (in millions)	$(1,110)	$(518)	$(469)	$(658)	$650
Single-family credit losses (in millions)	$564	$1,763	$2,063	$2,396	$2,936

(1)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Delinquencies” for further information about our reported serious delinquency rates.

(2)
Consists of the UPB of loans in our single-family credit guarantee portfolio that have undergone a TDR or that are seriously delinquent. As of September 30, 2013 and December 31, 2012, approximately $73.4 billion and $65.8 billion in UPB of TDR loans, respectively, were no longer seriously delinquent.

(3)
Consists of the combination of: (a) our allowance for loan losses on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other guarantee commitments.

(4)	See “Table 1 — Total Single-Family Loan Workout Volumes” for information about our problem loan workout activities.

(5)
States presented represent the five states where our credit losses were greatest during the nine months ended September 30, 2013. Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties, net of selling expenses.

(6)
Calculated as the amount of our losses recorded on short sales during the respective quarterly period divided by the aggregate UPB of the related loans. The amount of losses recognized on short sales is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds, net of selling expenses.

In discussing our credit performance, we often use the terms “credit losses” and “credit-related (benefit) expense”. These terms are significantly different. Our “credit losses” consist of charge-offs, net of recoveries, and REO operations expense, while our “credit-related (benefit) expense” consists of our provision (benefit) for credit losses and REO operations expense. Our single-family credit losses in the third quarter of 2013 benefited from approximately $1.1 billion of charge-off recoveries related to agreements with certain of our seller/servicers to release specified loans from certain repurchase obligations in exchange for one-time cash payments.
Since the beginning of 2008, on an aggregate basis, we have recorded provision for credit losses associated with single-family loans of approximately $73.1 billion (net of benefits in certain periods), and have recorded an additional $3.7 billion in

8	Freddie Mac

losses on loans purchased from PC trusts, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. While loans originated in 2005 through 2008 will give rise to additional credit losses that have not yet been incurred and, thus, have not yet been provisioned for, we believe that, as of September 30, 2013, we have reserved for or charged-off the majority of the total expected credit losses for these loans. Nevertheless, various factors, such as increases in unemployment rates or future declines in home prices, could require us to provide for losses on these loans beyond our current expectations.
Our loan loss reserves for single-family loans declined in each of the last seven quarters, which in part reflects improvement in both borrower payment performance and lower severity ratios for both REO dispositions and short sale transactions due to the improvements in home prices in most areas during these periods. These declines also reflect continued high levels of loan charge-offs compared to levels before 2009.
Although our REO inventory has generally declined in recent periods, it increased in the third quarter of 2013 as foreclosure activity increased in judicial foreclosure states and disposition activity moderated. We observed improvements to our average REO disposition severity ratio in most areas during the first nine months of 2013, primarily due to increasing home prices. Our average REO disposition severity ratio improved to 34.9% for the third quarter of 2013 compared to 35.8% and 40.3% for the second quarter of 2013 and third quarter of 2012, respectively. This ratio improved in each of the last seven quarters, but remains high as compared to our experience in periods before 2008. Additionally, our REO disposition severity ratios have also been positively affected by changes made to our process for evaluating the market value and determining the list price for our REO properties when we offer them for sale, as well as repairing a higher percentage of our REO properties prior to listing them.
The serious delinquency rate for our single-family credit guarantee portfolio was 2.58% at September 30, 2013, compared to 3.25% at December 31, 2012, and has improved in each of the last seven quarters and is at the lowest level since April 2009. Excluding relief refinance loans, the improvement in borrower payment performance during these periods reflects an improved credit profile of borrowers with loans originated since 2008. However, several factors, including the lengthening of the foreclosure process, have resulted in loans remaining in serious delinquency for longer periods than experienced prior to 2008, particularly in states that require a judicial foreclosure process. At both September 30, 2013 and December 31, 2012, the percentage of seriously delinquent loans that have been delinquent for more than six months was 72%, and most of these loans have been delinquent for more than one year. The longer a loan remains delinquent, the more challenging and costly it is to resolve.
Although the balance of our non-performing loans declined during the first nine months of 2013, it remained high at September 30, 2013, compared to periods prior to 2009. The credit losses and loan loss reserves associated with our single-family credit guarantee portfolio remained elevated in the first nine months of 2013, due, in part, to:

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

•
Although we estimate national home prices increased 11% from September 2012 to September 2013, based on our own index, there has been a cumulative decline in national home prices of 14% since June 2006. As a result of this price decline, approximately 11% of loans in our single-family credit guarantee portfolio, based on UPB, had estimated current LTV ratios in excess of 100% (i.e., underwater loans) as of September 30, 2013.

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

9	Freddie Mac

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

We paid dividends of $4.4 billion in cash on the senior preferred stock during the three months ended September 30, 2013, based on our Net Worth Amount at June 30, 2013. Through September 30, 2013, we have paid aggregate cash dividends to Treasury of $40.9 billion, an amount equal to 57% of our aggregate draws received under the Purchase Agreement. Under the Purchase Agreement, the payment of dividends cannot be used to reduce prior draws from Treasury. Based on our Net Worth Amount at September 30, 2013, our dividend obligation to Treasury in December 2013 will be $30.4 billion. Once this dividend payment is made to Treasury, we will have paid slightly more in aggregate cash dividends to Treasury than aggregate cash draws received from Treasury under the Purchase Agreement.
The aggregate liquidation preference of the senior preferred stock was $72.3 billion at September 30, 2013, which includes the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. The remaining funding commitment from Treasury under the Purchase Agreement is $140.5 billion. This amount will be reduced by any future draws. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. The aggregate liquidation preference of the senior preferred stock will increase further if we receive additional draws. For a discussion of factors that could result in additional draws, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods” in our 2012 Annual Report.
For more information on the conservatorship and government support for our business, including the Purchase Agreement, see “BUSINESS — Conservatorship and Related Matters” and “— Treasury Agreements” in our 2012 Annual Report.
Consolidated Financial Results
Net income was $30.5 billion for the third quarter of 2013 compared to net income of $2.9 billion for the third quarter of 2012. Our net income for the third quarter of 2013 includes a benefit for federal income taxes of $23.9 billion that resulted from our conclusion to release our valuation allowance against our net deferred tax assets. For a discussion of the factors that led to our conclusion to release the valuation allowance against our net deferred tax assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS – Deferred Tax Assets and Liabilities” and “NOTE 12: INCOME TAXES.” Key highlights of our financial results include:

•
Net interest income was $4.3 billion for both the third quarter of 2013 and the third quarter of 2012. The third quarter of 2013 reflects a lower balance of our higher-yielding mortgage-related assets offset by improved returns on mortgage loans held by consolidated trusts and lower funding costs on our other debt.

•
Benefit (provision) for credit losses for the third quarter of 2013 was $1.1 billion, compared to $(610) million for the third quarter of 2012. The shift from a provision for credit losses in the third quarter of 2012 to a benefit for credit losses in the third quarter of 2013 primarily reflects: (a) $0.9 billion related to counterparty agreements in the third quarter of 2013; (b) declines in the volume of newly delinquent loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008); and (c) lower estimates of incurred loss due to the positive impact of an increase in national home prices.

•
Non-interest income (loss) was $1.7 billion for the third quarter of 2013, compared to $(560) million for the third quarter of 2012. The improvement was largely driven by an increase in gains on sales of available-for-sale securities and settlement agreements regarding our investments in certain non-agency mortgage-related securities.

•
Non-interest expense increased to $577 million for the third quarter of 2013, from $473 million for the third quarter of 2012, primarily due to an increase in expense related to the Temporary Payroll Tax Cut Continuation Act of 2011 during the third quarter of 2013 compared to the third quarter of 2012.

10	Freddie Mac

•
Comprehensive income was $30.4 billion for the third quarter of 2013 compared to $5.6 billion for the third quarter of 2012. Comprehensive income for the third quarter of 2013 consisted of $30.5 billion of net income and $(49) million of other comprehensive loss. The other comprehensive loss primarily related to the reversal of fair value gains deferred in AOCI associated with certain available-for-sale securities that were sold and fair value losses on our agency mortgage-related available-for-sale securities, partially offset by fair value gains on our single-family non-agency mortgage-related available-for-sale securities.

Mortgage Market and Economic Conditions
Overview
The U.S. real gross domestic product for the third quarter of 2013 was not available due to the U.S. government shutdown in October. However, we believe that modest growth continued following the 2.5% increase during the second quarter of 2013 that was reported by the Bureau of Economic Analysis. The national unemployment rate was 7.2% in September 2013, compared to 7.6% in June and March 2013, based on data from the U.S. Bureau of Labor Statistics. In the data underlying the unemployment rate, an average of approximately 178,000 monthly net new jobs were added to the economy during the first nine months of 2013, which shows evidence of a slow, but steady positive trend for the economy and the labor market. Long-term interest rates, such as those of 30-year fixed-rate mortgages, generally increased during the first nine months of 2013. For example, based on our weekly Primary Mortgage Market Survey, the rate on 30-year fixed-rate conforming mortgages with an average LTV ratio of 80% averaged 4.4% in the third quarter of 2013 compared to 3.7% and 3.5% in the second and first quarters of 2013, respectively.
Single-Family Housing Market
The single-family housing market continued to show improvement in the third quarter of 2013 despite continued high unemployment rates in most areas of the U.S. and a significant inventory of seriously delinquent loans and REO properties in the market.
Based on data from the National Association of Realtors, sales of existing homes in the third quarter of 2013 averaged 5.36 million (at a seasonally adjusted annual rate), increasing 6% from 5.06 million homes in the second quarter of 2013. Based on data from the U.S. Census Bureau and HUD, new home sales in July and August of 2013 averaged approximately 406,000 (at a seasonally adjusted annual rate) declining approximately 8% from approximately 443,000 in the second quarter of 2013. Home prices increased during the third quarter of 2013, with our nationwide index registering approximately a 2.2% increase from June 2013 through September 2013 without seasonal adjustment. From September 2012 through September 2013 our nationwide home price index increased approximately 11%. These estimates were based on our own price index of mortgage loans on one-family homes funded by us or Fannie Mae. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.
Multifamily Housing Market
The multifamily market has experienced very strong rent and occupancy trends over the last few years, although the pace slowed in recent periods. The most recent preliminary data reported by Reis, Inc. indicated that the national apartment vacancy rate declined by 10 basis points during the third quarter of 2013 to 4.2% and represents the lowest level since 2001. In addition, Reis, Inc. reported that effective rents grew by 1% during the third quarter of 2013, compared to 0.7% during the second quarter of 2013. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. According to the latest available information from Moody's Analytics, Inc. and Real Capital Analytics, Inc., apartment prices have risen more than 15% nationally in the first half of 2013 and have returned to the peak values experienced in 2007 for most markets. As a result, the multifamily sector continued to experience strong investor interest and continued to outperform other commercial real estate sectors in the first nine months of 2013. We expect multifamily market fundamentals (i.e., vacancy rates and effective rents) to remain at favorable levels for the remainder of 2013 and into 2014.
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
On October 17, 2013, President Obama signed legislation that reopened the federal government until January 15, 2014, and extended the federal statutory debt limit until February 7, 2014. The legislation also provided for budget negotiations over major deficit issues, which are to conclude by December 13, 2013. It is uncertain if Congress will be able to meet these or any

11	Freddie Mac

future deadlines with respect to the federal budget and the debt limit. Sustained uncertainty relating to the U.S. government’s inability to provide a long-term resolution to its budget and debt limit issues could have adverse impacts on the U.S. and global financial markets, the U.S. mortgage market and on our business and financial results. For more information, see “RISK FACTORS - Sustained uncertainty relating to the U.S. government’s inability to provide a long-term resolution to its budget and debt limit issues could adversely affect our business and financial results.” See “FORWARD-LOOKING STATEMENTS” for additional information.
Sustainability of Earnings
Our level of earnings in recent periods is not sustainable over the long term. Our recent financial results have benefited significantly from strong home price appreciation, and we expect home price growth to moderate in future periods. Our recent financial results have also included benefits related to settlements of both private-label securities litigation and loan repurchase claims. In addition, declines in the size of our mortgage-related investments portfolio, as required by FHFA and the Purchase Agreement with Treasury, will reduce earnings over time. Our financial results will also continue to be affected by changes in interest rates and mortgage spreads, which can cause significant mark-to-market variability in our results.
Single-Family
We continue to expect key macroeconomic drivers of the economy, such as income growth, employment, and inflation, to affect the performance of the housing and mortgage markets in the near term. Since we expect that moderate economic growth will continue and mortgage interest rates will remain relatively low in the near term, compared to historical levels, we believe that housing affordability will also remain high in the remainder of 2013 and into 2014 for potential home buyers. We also expect that the volume of home sales will likely increase in 2014, compared to 2013. However, we believe that the recent increase and potential further increases in mortgage interest rates will result in a decline, which could be significant, in overall single-family mortgage originations in 2014 compared with 2013, driven by a decline in refinancings. During the third quarter of 2013, refinancings, including HARP, comprised approximately 65% of our single-family purchase and issuance volume, compared with 81% in the first half of 2013 and approximately 82% for all of 2012. As a result of the expected declines in overall originations, our purchase volumes will likely also decline, potentially significantly, during the fourth quarter of 2013 and the full year of 2014. However, we expect the UPB of our single-family credit guarantee portfolio will be relatively unchanged at the end of December 2014 compared to September 30, 2013, due to an expected decline in prepayments resulting from higher mortgage interest rates.
We expect to experience continued high levels of HARP activity in the near term, but the recent increases in mortgage rates could also slow the levels of this activity. For information on the HARP initiative, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”
Although national home prices have recorded gains for the last seven quarters, home prices during the first nine months of 2013 remained significantly below their peak levels in many geographical areas. Declines in the market’s inventory-to-sales ratio for homes have supported stabilization and increases in home prices in a number of metropolitan areas. We believe that home sales will have only modest growth in the fourth quarter of 2013. We also believe that home prices will not continue at the same growth rate experienced in the first nine months of 2013, but will gradually moderate and will return towards growth rates that are consistent with long-term historical averages experienced prior to 2004.
Our charge-offs were elevated during the nine months ended September 30, 2013 compared to levels before 2009 and we expect they will continue to be elevated during the remainder of the year. This is in part due to the substantial number of underwater mortgage loans in our single-family credit guarantee portfolio. For the near term, we also expect:

•	REO disposition and short sale severity ratios to remain high. However, our recovery rates have been positively affected by recent improvements in home prices and home sales; and

•	The amount of non-performing assets and the volume of our loan workouts to remain high.
Our guarantee fee rate charged on new acquisitions increased in 2013 as a result of two across-the-board increases in guarantee fees implemented in 2012. FHFA may direct us to implement further increases in our guarantee fees in the future. As a result of the 2012 increases, our average management and guarantee fee we charge in 2013 and thereafter will be higher than the average fee we charged in previous years.
Multifamily
During the first nine months of 2013, we continued to serve as a constant and stable source of liquidity and to support the multifamily market and the nation’s renters, as evidenced by our $18.8 billion of multifamily new business activity (the combination of our loan purchases and issuances of other guarantee commitments), which provided financing for more than 1,000 properties amounting to nearly 258,000 apartment units. The majority of these apartments were affordable to low and moderate income families. We expect to meet the 2013 Conservatorship Scorecard goal of reducing our new business volume

12	Freddie Mac

by at least 10% as compared to 2012 levels as a result of the measures we have taken during the first nine months of 2013 (such as adjusting prices), combined with the effects of rising interest rates and increased competition from other market participants.
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
As a result of the positive market fundamentals and continuing strong portfolio performance, we expect our credit losses and delinquency rates to remain low in the fourth quarter of 2013 and into the first half of 2014. We believe the long-term outlook for the national multifamily market continues to be favorable as strong demand will support cash flows and stable property values.
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
In addition, the 2013 Conservatorship Scorecard includes a goal to reduce the December 31, 2012 mortgage-related investments portfolio balance by selling 5%, or $15.7 billion in UPB, of mortgage-related assets (exclusive of agency securities, multifamily loans classified as held-for-sale, and single-family loans purchased for cash). Through September 30, 2013, we have sold $11.7 billion in UPB of assets that are intended to qualify toward this goal.
The reduction in the mortgage-related investments portfolio will result in the decline in the income from this portfolio over time.
From time to time, we also may undertake actions in an effort to support the liquidity and the relative price performance of our PCs to comparable Fannie Mae securities through a variety of activities in our Investments and Single-family Guarantee segments. These activities can include the purchase and sale of Freddie Mac mortgage-related securities, purchases of loans, and dollar roll transactions, as well as the issuance of REMICs and Other Structured Securities. Our purchases and sales of mortgage-related securities and our issuances of REMICs and Other Structured Securities influence the relative supply and demand (i.e., liquidity) for these securities, helping to support the price performance of our PCs. Depending upon market conditions, including the relative prices, supply and demand for our PCs and comparable Fannie Mae securities, as well as other factors, there may be substantial variability in any period in the total amount of securities we purchase or sell, and in the success of our efforts to support the liquidity and price performance of our PCs. In some cases, purchasing or selling PCs could adversely impact our security performance. We incur costs in connection with our efforts to support the liquidity and price performance of our PCs, including engaging in transactions that yield less than our target rate of return. For more information, see “BUSINESS — Our Business Segments — Investments Segment — PC Support Activities” in our 2012 Annual Report.
The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation.
Table 5 — Mortgage-Related Investments Portfolio(1)

	September 30, 2013	December 31, 2012
	(in millions)
Investments segment — Mortgage investments portfolio	$353,044	$375,924
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	41,268	53,333
Multifamily segment — Mortgage investments portfolio	103,502	128,287
Total mortgage-related investments portfolio	$497,814	$557,544

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.

(2)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.
The UPB of our mortgage-related investments portfolio at September 30, 2013 was $497.8 billion, a decline of $59.7 billion compared to $557.5 billion at December 31, 2012. The reduction in UPB resulted primarily from liquidations (i.e.

13	Freddie Mac

principal repayments) and is consistent with our efforts to reduce the size of our mortgage-related investments portfolio as described above. The mortgage-related investments portfolio is comprised of agency securities, single-family non-agency mortgage-related securities, CMBS, housing revenue bonds, and single-family and multifamily unsecuritized mortgage loans.
We consider the liquidity of the assets in our mortgage-related investments portfolio based on three categories: (a) agency securities; (b) assets that are less liquid than agency securities; and (c) illiquid assets. Assets that we consider to be less liquid than agency securities include unsecuritized performing single-family mortgage loans, multifamily mortgage loans, CMBS, and housing revenue bonds. Our less liquid assets collectively represented approximately 23% of the UPB of the portfolio at September 30, 2013, compared to 28% at December 31, 2012. Assets that we consider to be illiquid include unsecuritized seriously delinquent and modified single-family mortgage loans which we removed from PC trusts, and our investments in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans. Our illiquid assets collectively represented approximately 36% of the UPB of the portfolio at September 30, 2013, compared to 35% at December 31, 2012.

14	Freddie Mac

SELECTED FINANCIAL DATA
The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes.

Table 6 — Selected Financial Data(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in millions, except share-related amounts)
Statements of Comprehensive Income Data
Net interest income	$4,276	$4,269	$12,685	$13,155
Benefit (provision) for credit losses	1,138	(610)	2,264	(2,590)
Non-interest income (loss)	1,689	(560)	2,769	(2,827)
Non-interest expense	(577)	(473)	(1,699)	(1,605)
Income tax benefit	23,960	302	24,036	392
Net income	30,486	2,928	40,055	6,525
Total comprehensive income	30,437	5,630	41,765	10,311
Net income (loss) attributable to common stockholders(2)	50	1,119	(1,709)	1,104
Net income (loss) per common share — basic and diluted	0.02	0.35	(0.53)	0.34
Cash dividends per common share	—	—	—	—
Weighted average common shares outstanding (in thousands) — basic and diluted(3)	3,237,771	3,239,477	3,238,196	3,240,241
			September 30, 2013	December 31, 2012
			(dollars in millions)
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)			$1,526,070	$1,495,932
Total assets			1,981,785	1,989,856
Debt securities of consolidated trusts held by third parties			1,419,909	1,419,524
Other debt			515,668	547,518
All other liabilities			12,772	13,987
Total Freddie Mac stockholders’ equity (deficit)			33,436	8,827
Portfolio Balances(4)
Mortgage-related investments portfolio			$497,814	$557,544
Total Freddie Mac mortgage-related securities(5)			1,584,448	1,562,040
Total mortgage portfolio(6)			1,927,394	1,956,276
Non-performing assets(7)			127,649	135,677
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ratios(8)
Return on average assets(9)	6.2%	0.6%	2.7%	0.4%
Non-performing assets ratio(10)	7.1	7.6	7.1	7.6
Equity to assets ratio(11)	1.0	0.1	1.1	0.1

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

(4)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.

(5)	See ‘‘Table 29 — Freddie Mac Mortgage-Related Securities’’ for the composition of this line item.

(6)	See ‘‘Table 13 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios’’ for the composition of our total mortgage portfolio.

(7)	See ‘‘Table 45 — Non-Performing Assets’’ for a description of our non-performing assets.

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
Table 7 — Summary Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net interest income	$4,276	$4,269	$12,685	$13,155
Benefit (provision) for credit losses	1,138	(610)	2,264	(2,590)
Net interest income after benefit (provision) for credit losses	5,414	3,659	14,949	10,565
Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	135	(34)	197	(39)
Gains (losses) on retirement of other debt	143	11	136	(55)
Gains (losses) on debt recorded at fair value	(28)	(10)	(13)	35
Derivative gains (losses)	(74)	(488)	1,663	(2,426)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(130)	(332)	(169)	(942)
Portion of other-than-temporary impairment recognized in AOCI	4	65	(44)	13
Net impairment of available-for-sale securities recognized in earnings	(126)	(267)	(213)	(929)
Other gains (losses) on investment securities recognized in earnings	620	(330)	(153)	(974)
Other income (loss)	1,019	558	1,152	1,561
Total non-interest income (loss)	1,689	(560)	2,769	(2,827)
Non-interest expense:
Administrative expenses	(455)	(401)	(1,331)	(1,139)
REO operations income (expense)	79	49	183	(92)
Other expenses	(201)	(121)	(551)	(374)
Total non-interest expense	(577)	(473)	(1,699)	(1,605)
Income before income tax benefit	6,526	2,626	16,019	6,133
Income tax benefit	23,960	302	24,036	392
Net income	30,486	2,928	40,055	6,525
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(127)	2,599	1,436	3,508
Changes in unrealized gains (losses) related to cash flow hedge relationships	76	102	250	320
Changes in defined benefit plans	2	1	24	(42)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(49)	2,702	1,710	3,786
Comprehensive income	$30,437	$5,630	$41,765	$10,311
Net Interest Income
The table below presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

16	Freddie Mac

Table 8 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended September 30,
	2013			2012
	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$32,549	$1	0.02%	$30,246	$5	0.07%
Federal funds sold and securities purchased under agreements to resell	38,249	6	0.05	48,062	21	0.17
Mortgage-related securities:
Mortgage-related securities(3)	317,824	3,184	4.01	346,738	3,807	4.39
Extinguishment of PCs held by Freddie Mac	(137,329)	(1,323)	(3.85)	(117,146)	(1,300)	(4.44)
Total mortgage-related securities, net	180,495	1,861	4.12	229,592	2,507	4.37
Non-mortgage-related securities(3)	23,715	10	0.18	20,363	15	0.30
Mortgage loans held by consolidated trusts(4)	1,516,255	14,197	3.75	1,517,472	15,838	4.17
Unsecuritized mortgage loans(4)	199,385	1,872	3.76	229,601	2,108	3.67
Total interest-earning assets	$1,990,648	$17,947	3.61	$2,075,336	$20,494	3.95
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,536,566	$(12,846)	(3.34)	$1,541,339	$(14,884)	(3.86)
Extinguishment of PCs held by Freddie Mac	(137,329)	1,323	3.85	(117,146)	1,300	4.44
Total debt securities of consolidated trusts held by third parties	1,399,237	(11,523)	(3.29)	1,424,193	(13,584)	(3.82)
Other debt:
Short-term debt	139,675	(45)	(0.13)	126,430	(47)	(0.15)
Long-term debt(5)	386,354	(1,996)	(2.07)	447,067	(2,446)	(2.19)
Total other debt	526,029	(2,041)	(1.55)	573,497	(2,493)	(1.74)
Total interest-bearing liabilities	1,925,266	(13,564)	(2.82)	1,997,690	(16,077)	(3.22)
Expense related to derivatives(6)	—	(107)	(0.02)	—	(148)	(0.03)
Impact of net non-interest-bearing funding	65,382	—	0.09	77,646	—	0.12
Total funding of interest-earning assets	$1,990,648	$(13,671)	(2.75)	$2,075,336	$(16,225)	(3.13)
Net interest income/yield		$4,276	0.86		$4,269	0.82

	Nine Months Ended September 30,
	2013			2012
	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$32,484	$11	0.05%	$37,772	$15	0.05%
Federal funds sold and securities purchased under agreements to resell	37,723	26	0.09	37,371	45	0.16
Mortgage-related securities:
Mortgage-related securities(3)	320,768	9,844	4.09	362,748	12,208	4.49
Extinguishment of PCs held by Freddie Mac	(127,730)	(3,829)	(4.00)	(117,953)	(4,016)	(4.54)
Total mortgage-related securities, net	193,038	6,015	4.15	244,795	8,192	4.46
Non-mortgage-related securities(3)	21,671	32	0.20	24,535	45	0.25
Mortgage loans held by consolidated trusts(4)	1,506,345	42,798	3.79	1,538,476	50,112	4.34
Unsecuritized mortgage loans(4)	209,653	5,898	3.75	241,724	6,644	3.67
Total interest-earning assets	$2,000,914	$54,780	3.65	$2,124,673	$65,053	4.09
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,528,800	$(39,091)	(3.41)	$1,560,852	$(47,478)	(4.06)
Extinguishment of PCs held by Freddie Mac	(127,730)	3,829	4.00	(117,953)	4,016	4.54
Total debt securities of consolidated trusts held by third parties	1,401,070	(35,262)	(3.36)	1,442,899	(43,462)	(4.02)
Other debt:
Short-term debt	129,762	(134)	(0.14)	134,807	(130)	(0.13)
Long-term debt(5)	399,337	(6,339)	(2.12)	469,559	(7,839)	(2.22)
Total other debt	529,099	(6,473)	(1.63)	604,366	(7,969)	(1.76)
Total interest-bearing liabilities	1,930,169	(41,735)	(2.88)	2,047,265	(51,431)	(3.35)
Expense related to derivatives(6)	—	(360)	(0.02)	—	(467)	(0.03)
Impact of net non-interest-bearing funding	70,745	—	0.10	77,408	—	0.12
Total funding of interest-earning assets	$2,000,914	$(42,095)	(2.80)	$2,124,673	$(51,898)	(3.26)
Net interest income/yield		$12,685	0.85		$13,155	0.83

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.

17	Freddie Mac

(2)	We calculate average balances based on amortized cost.

(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings where we expect significant increases in cash flows from the impaired securities.

(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.

(5)	Includes current portion of long-term debt.

(6)
Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

Net interest income increased by $7 million and decreased by $470 million for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. Excluding the impact of the legislated 10 basis point increase in guarantee fees, which was implemented in April 2012, net interest income decreased by $106 million and $785 million for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. These decreases in net interest income were primarily due to the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations, partially offset by improved returns on mortgage loans held by consolidated trusts and lower funding costs on other debt. Net interest yields increased during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 primarily due to lower funding costs, partially offset by the reduction in the balance of higher-yielding mortgage-related assets.
We recognize interest income on non-performing loans that have been placed on non-accrual status only when cash payments are received. We refer to the interest income that we do not recognize as foregone interest income (i.e., interest income we would have recorded if the loans had been current in accordance with their original terms). Foregone interest income and reversals of previously recognized interest income, net of cash received, related to non-performing loans was $0.5 billion and $1.6 billion during the three and nine months ended September 30, 2013, respectively, compared to $0.8 billion and $2.4 billion during the three and nine months ended September 30, 2012, respectively. This amount has declined primarily because of the reduction in the volume of non-performing loans on non-accrual status.
During the three and nine months ended September 30, 2013, we had sufficient access to the debt markets. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”
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
Our benefit (provision) for credit losses was $1.1 billion in the third quarter of 2013 compared to $(0.6) billion in the third quarter of 2012, and was $2.3 billion in the nine months ended September 30, 2013 compared to $(2.6) billion in the nine months ended September 30, 2012. The significant improvement in provision for credit losses in the 2013 periods reflects: (a) declines in the volume of newly delinquent loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008); (b) lower estimates of incurred loss due to the positive impact of an increase in national home prices; and (c) $0.9 billion related to counterparty agreements in the third quarter of 2013. Assuming that all other factors remain the same, an increase in home prices can reduce the likelihood that loans will default and may also reduce the amount of credit losses on the loans that do default.
During the three and nine months ended September 30, 2013, our charge-offs, net of recoveries for single-family loans, were significantly lower than those recorded in the three and nine months ended September 30, 2012, primarily due to: (a) higher recoveries resulting from agreements with our counterparties; and (b) improvements in home prices in many of the areas in which we have had significant foreclosure and short sale activity. Our recoveries in the third quarter of 2013 included approximately $1.1 billion related to agreements with certain of our seller/servicers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. Although our credit losses have declined in each of the last four quarters, we continue to experience a high volume of foreclosures and foreclosure alternatives as compared to periods prior to 2008. We expect our credit losses will continue to remain elevated in the fourth quarter of 2013 even if the volume of new seriously delinquent loans continues to decline.
The total number of single-family seriously delinquent loans declined approximately 22% and 11% during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the UPB of our single-family non-performing loans was $121.2 billion and $128.6 billion, respectively. However, these amounts include $73.4 billion and $65.8 billion, respectively, of single-family TDRs that were no longer seriously delinquent. Loans that have been classified as TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, serious delinquency rates, charge-offs, our loan loss reserves balance, and our non-performing assets.

18	Freddie Mac

While we have recorded a benefit for credit losses in each of the last four quarters, this trend may not continue. Our provision for credit losses and amount of charge-offs in the future will be affected by a number of factors. These factors include: (a) the actual level of mortgage defaults, including default rates among borrowers that participated in HARP and HAMP; (b) the effect of the MHA Program, the servicing alignment initiative, and other current and future loss mitigation efforts; (c) any government actions or programs that affect the ability of borrowers to refinance underwater mortgages or obtain modifications; (d) changes in property values; (e) regional economic conditions, including unemployment rates; (f) additional delays in the foreclosure process; (g) third-party mortgage insurance coverage and recoveries; and (h) the realized rate of seller/servicer repurchases.
We recognized a benefit for credit losses associated with our multifamily mortgage portfolio of $28 million and $40 million for the third quarters of 2013 and 2012, respectively, and $167 million and $81million for the nine months ended September 30, 2013 and 2012, respectively. Our loan loss reserves associated with our multifamily mortgage portfolio were $205 million and $382 million as of September 30, 2013 and December 31, 2012, respectively. The decline in loan loss reserves for multifamily loans in the first nine months of 2013 was primarily driven by an improvement in the expected performance of the underlying loans and a decline in the number of loans that have been classified as individually impaired.
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
During the three months ended September 30, 2013 and 2012, we extinguished debt securities of consolidated trusts with a UPB of $15.5 billion and $2.5 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). Gains (losses) on extinguishment of these debt securities of consolidated trusts were $135 million and $(34) million during the three months ended September 30, 2013 and 2012, respectively.
During the nine months ended September 30, 2013 and 2012, we extinguished debt securities of consolidated trusts with a UPB of $39.0 billion and $3.9 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). Gains (losses) on extinguishment of these debt securities of consolidated trusts were $197 million and $(39) million during the nine months ended September 30, 2013 and 2012, respectively.
The increase in purchases of single-family PCs during the 2013 periods was due to investment opportunities. See “Table 21 — Mortgage-Related Securities Purchase Activity” for additional information regarding purchases of mortgage-related securities, including those issued by consolidated PC trusts.
Gains (Losses) on Retirement of Other Debt
Gains (losses) on retirement of other debt were $143 million and $11 million during the three months ended September 30, 2013 and 2012, respectively, and $136 million and $(55) million during the nine months ended September 30, 2013 and 2012, respectively. We recognized gains on the retirement of other debt during the three and nine months ended September 30, 2013 as a result of exercising our call option for other debt held at premiums. We recognized losses on the retirement of other debt during the nine months ended September 30, 2012 primarily due to write-offs of unamortized deferred issuance costs related to calls of other debt securities. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities — Other Debt Retirement Activities.”
Gains (Losses) on Debt Recorded at Fair Value
Gains (losses) on debt recorded at fair value primarily relate to changes in the fair value of our foreign-currency denominated debt. During the three and nine months ended September 30, 2013, we recognized losses on debt recorded at fair value of $28 million and $13 million, respectively, primarily due to a combination of the U.S. dollar weakening relative to the Euro and changes in interest rates. For the three and nine months ended September 30, 2012, we recognized gains (losses) on debt recorded at fair value of $(10) million and $35 million, respectively.
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

19	Freddie Mac

specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of comprehensive income. At September 30, 2013 and December 31, 2012, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to closed cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.
While derivatives are an important aspect of our strategy to manage interest-rate risk, they could increase the volatility of reported net income because, while fair value changes in derivatives affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net income.
Table 9 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Interest-rate swaps	$1,112	$62	$6,408	$(1,236)
Option-based derivatives(1)	(238)	197	(1,897)	1,396
Other derivatives(2)	(40)	148	(101)	347
Accrual of periodic settlements	(908)	(895)	(2,747)	(2,933)
Total	$(74)	$(488)	$1,663	$(2,426)

(1)	Primarily includes purchased call and put swaptions and purchased interest-rate caps and floors.

(2)	Includes futures, foreign-currency swaps, commitments, and swap guarantee derivatives.
Gains (losses) on derivatives are principally driven by changes in: (a) interest rates and implied volatility; and (b) the mix and balance of products in our derivative portfolio.
During the three months ended September 30, 2013, we recognized a loss on derivatives of $74 million as net fair value gains of $1.1 billion on our interest-rate swap portfolio were more than offset by: (a) a net loss of $908 million related to the accrual of periodic settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the coupons of the instruments; and (b) a fair value loss of $238 million on our option-based derivatives. The net fair value gains on our interest-rate swap portfolio were primarily driven by time decay, as we continue to pay periodic settlements to counterparties as our interest-rate swaps moved closer to maturity.
During the nine months ended September 30, 2013, we recognized gains on derivatives of $1.7 billion primarily as a result of an increase in longer-term interest rates. We recognized fair value gains on our pay-fixed swaps of $14.8 billion which were largely offset by: (a) fair value losses on our receive-fixed swaps of $8.3 billion; (b) a net loss of $2.7 billion related to the accrual of periodic settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the coupons of the instruments; and (c) fair value losses of $1.9 billion on our option-based derivatives resulting from losses on our purchased call swaptions.
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
Investment Securities-Related Activities
Impairments of Available-For-Sale Securities
We recorded net impairments of available-for-sale securities recognized in earnings, which were related to non-agency mortgage-related securities, of $126 million and $213 million during the three and nine months ended September 30, 2013, respectively, compared to $267 million and $929 million during the three and nine months ended September 30, 2012, respectively. The decreases in net impairments recognized in earnings were driven by improvements in forecasted home prices over the expected life of our available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” as well as “NOTE 7: INVESTMENTS IN SECURITIES” in our 2012 Annual Report for additional information.

20	Freddie Mac

Other Gains (Losses) on Investment Securities Recognized in Earnings
Other gains (losses) on investment securities recognized in earnings consists of gains (losses) on trading securities and gains (losses) on sales of available-for-sale securities. With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of September 30, 2013.
We recognized $(207) million and $(1.3) billion related to gains (losses) on trading securities during the three and nine months ended September 30, 2013, respectively, compared to $(338) million and $(1.1) billion during the three and nine months ended September 30, 2012, respectively. The losses on trading securities during all periods were primarily due to the movement of securities with unrealized gains towards maturity.
We recognized $827 million and $1.2 billion of gains on sales of available-for-sale securities during the three and nine months ended September 30, 2013, respectively, compared to $8 million and $141 million during the three and nine months ended September 30, 2012, respectively. The increase in gains on sales of available-for-sale securities resulted from increased sales volume as we work toward our 2013 Conservatorship Scorecard goal to sell 5% of certain mortgage-related assets.
Other Income (Loss)
The table below summarizes the significant components of other income.
Table 10 — Other Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Other income (loss):
Gains (losses) on mortgage loans	$114	$427	$(440)	$851
Recoveries on loans impaired upon purchase(1)	64	101	213	277
Guarantee-related income, net(2)	120	69	279	269
All other	721	(39)	1,100	164
Total other income (loss)	$1,019	$558	$1,152	$1,561

(1)	Our recoveries principally relate to impaired loans purchased prior to 2010. Consequently, our recoveries on these loans will generally decline over time.

(2)	Most of our guarantee-related income relates to securitized multifamily mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.
Gains (Losses) on Mortgage Loans
We recognized gains (losses) on mortgage loans of $114 million and $427 million during the three months ended September 30, 2013 and 2012, respectively, and $(440) million and $851 million during the nine months ended September 30, 2013 and 2012, respectively. These amounts relate to multifamily loans which we elected to carry at fair value, of which the substantial majority were designated for securitization. The decreases in the 2013 periods were primarily due to lower gains on mortgage loans resulting from an increase in interest rates, compared to declines in interest rates in the 2012 periods. During the nine months ended September 30, 2013 and 2012, we sold $20.8 billion and $13.9 billion, respectively, in UPB of multifamily loans for securitization and issuance of our K Certificates.
All Other
All other income (loss) consists of income recognized from settlement agreements, transactional fees, fees assessed to our servicers for technology use and late fees or other penalties, and other miscellaneous income. All other income (loss) was $0.7 billion and $1.1 billion during the three and nine months ended September 30, 2013, respectively, compared to $(39) million and $164 million during the three and nine months ended September 30, 2012, respectively. The improvements in the 2013 periods were primarily due to settlements related to lawsuits regarding our investments in certain residential non-agency mortgage-related securities, resulting in additional income recognition of $0.5 billion and $0.6 billion for the three and nine months ended September 30, 2013, respectively. For additional information on these settlements, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.” All other income (loss) was also lower in the 2012 periods due, in part, to the correction of certain prior period accounting errors not material to our financial statements that were recorded during the 2012 periods, the largest of which reduced other income by approximately $0.1 billion during the third quarter of 2012. This correction related to an error associated with the consolidation of certain of our REMIC trusts for which we held substantially all of the beneficial interest issued by the trusts, but did not consolidate the trusts in prior periods.
Non-Interest Expense
The table below summarizes the components of non-interest expense.

21	Freddie Mac

Table 11 — Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Administrative expenses:
Salaries and employee benefits	$207	$202	$626	$605
Professional services	144	93	387	245
Occupancy expense	14	15	41	43
Other administrative expense	90	91	277	246
Total administrative expenses	455	401	1,331	1,139
REO operations (income) expense	(79)	(49)	(183)	92
Other expenses	201	121	551	374
Total non-interest expense	$577	$473	$1,699	$1,605
Administrative Expenses
Our administrative expenses increased in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, primarily due to an increase in professional services expense related to: (a) FHFA-led lawsuits regarding our investments in certain residential non-agency mortgage-related securities; (b) quality control reviews for single-family loans we acquired prior to being placed in conservatorship; (c) Conservatorship Scorecard initiatives, including development of the common securitization platform; and (d) infrastructure improvement projects, including establishment of an off-site, back-up data facility.
REO Operations (Income) Expense
The table below presents the components of our REO operations (income) expense, and information about REO inventory and REO dispositions.

Table 12 — REO Operations (Income) Expense, REO Inventory, and REO Dispositions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in millions)
REO operations (income) expense:
Single-family:
REO property expenses(1)	$238	$259	$721	$930
Disposition (gains) losses, net(2)	(200)	(219)	(595)	(479)
Change in holding period allowance, dispositions	(3)	(8)	(27)	(98)
Change in holding period allowance, inventory(3)	(5)	9	12	(17)
Recoveries(4)	(97)	(81)	(279)	(238)
Total single-family REO operations (income) expense	(67)	(40)	(168)	98
Multifamily REO operations (income)	(12)	(9)	(15)	(6)
Total REO operations (income) expense	$(79)	$(49)	$(183)	$92
REO inventory (in properties), at September 30:
Single-family	47,119	50,913	47,119	50,913
Multifamily	1	6	1	6
Total	47,120	50,919	47,120	50,919
REO property dispositions (in properties):
Single-family	16,945	22,660	55,692	73,762
Multifamily	4	7	8	18
Total	16,949	22,667	55,700	73,780

(1)	Consists of costs incurred to maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.

(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.

(3)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.

(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.

22	Freddie Mac

REO operations (income) expense was $(79) million in the third quarter of 2013, as compared to $(49) million in the third quarter of 2012 and was $(183) million in the nine months ended September 30, 2013 compared to $92 million in the nine months ended September 30, 2012. The improvements in the 2013 periods were primarily due to: (a) a decline in REO property expenses associated with a lower number of REO properties owned in 2013; and (b) improving home prices in certain geographical areas with significant REO activity. For information on our REO activity during the three and nine months ended September 30, 2013, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — REO, Net” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets.”
Other Expenses
Other expenses were $201 million and $121 million in the third quarters of 2013 and 2012, respectively, and were $551 million and $374 million in the nine months ended September 30, 2013 and 2012, respectively. Other expenses were higher in the 2013 periods compared to the same periods of 2012 primarily due to expenses related to the legislated 10 basis point increase in guarantee fees, which was implemented in April 2012. The expense for these fees was $150 million and $366 million in the three and nine months ended September 30, 2013, respectively, compared to $34 million and $44 million for the three and nine months ended September 30, 2012, respectively. These fees are remitted to Treasury on a quarterly basis. Other expenses also include HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses.
Income Tax Benefit
For both the three and nine months ended September 30, 2013, we reported an income tax benefit of $24.0 billion, of which $23.9 billion relates to the release of the valuation allowance against our net deferred tax assets. For the three and nine months ended September 30, 2012, we reported an income tax benefit of $302 million and $392 million, respectively. See “NOTE 12: INCOME TAXES” for a discussion of the factors that led to our conclusion to release the valuation allowance against our net deferred tax assets.
Comprehensive Income
Our comprehensive income was $30.4 billion and $41.8 billion for the three and nine months ended September 30, 2013, respectively, consisting of: (a) $30.5 billion and $40.1 billion of net income, respectively; and (b) $(49) million and $1.7 billion of other comprehensive income (loss), respectively. The other comprehensive loss for the three months ended September 30, 2013 was primarily related to the reversal of fair value gains deferred in AOCI associated with certain available-for-sale securities that were sold and fair value losses on our agency mortgage-related available-for-sale securities, partially offset by fair value gains on our single-family non-agency mortgage-related available-for-sale securities. Other comprehensive income for the nine months ended September 30, 2013 was primarily due to fair value gains on our single-family non-agency mortgage-related available-for-sale securities.
Our comprehensive income was $5.6 billion and $10.3 billion for the three and nine months ended September 30, 2012, respectively, consisting of: (a) $2.9 billion and $6.5 billion of net income, respectively; and (b) $2.7 billion and $3.8 billion of other comprehensive income, respectively. Other comprehensive income primarily related to a reduction in net unrealized losses related to our available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity (Deficit)” for additional information regarding other comprehensive income (loss).
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

23	Freddie Mac

Segment Earnings may differ from similar measures used by other companies. However, we believe that Segment Earnings provides us with meaningful metrics to assess the financial performance of each segment and our company as a whole.
Our Segment Earnings for the three and nine months ended September 30, 2013 includes a benefit for federal income taxes of $23.9 billion within our All Other category that resulted from our conclusion to release our valuation allowance against our net deferred tax assets.
See “NOTE 13: SEGMENT REPORTING” in our 2012 Annual Report for further information regarding the reclassifications and allocations used to present Segment Earnings.
The table below provides information about our various segment mortgage and credit risk portfolios at September 30, 2013 and December 31, 2012. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”

24	Freddie Mac

Table 13 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios(1)

	September 30, 2013	December 31, 2012
	(in millions)
Segment mortgage portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(2)	$84,680	$91,411
Freddie Mac mortgage-related securities	180,458	184,381
Non-agency mortgage-related securities	66,961	76,457
Non-Freddie Mac agency mortgage-related securities	20,945	23,675
Total Investments — Mortgage investments portfolio	353,044	375,924
Single-family Guarantee — Managed loan portfolio:(3)
Single-family unsecuritized mortgage loans(4)	41,268	53,333
Single-family Freddie Mac mortgage-related securities held by us	180,458	184,381
Single-family Freddie Mac mortgage-related securities held by third parties	1,345,139	1,335,393
Single-family other guarantee commitments(5)	19,104	13,798
Total Single-family Guarantee — Managed loan portfolio	1,585,969	1,586,905
Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage related securities held by us	2,820	2,382
Multifamily Freddie Mac mortgage related securities held by third parties	56,031	39,884
Multifamily other guarantee commitments(5)	9,306	9,657
Total Multifamily — Guarantee portfolio	68,157	51,923
Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	38,679	51,718
Multifamily unsecuritized loan portfolio	64,823	76,569
Total Multifamily — Mortgage investments portfolio	103,502	128,287
Total Multifamily portfolio	171,659	180,210
Less: Freddie Mac single-family and certain multifamily securities(6)	(183,278)	(186,763)
Total mortgage portfolio	$1,927,394	$1,956,276
Credit risk portfolios:(7)
Single-family credit guarantee portfolio:(3)
Single-family mortgage loans, on-balance sheet	$1,631,084	$1,621,774
Non-consolidated Freddie Mac mortgage-related securities	7,189	8,897
Other guarantee commitments(5)	19,104	13,798
Less: HFA initiative-related guarantees(8)	(4,374)	(6,270)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates(8)	(570)	(654)
Total single-family credit guarantee portfolio	$1,652,433	$1,637,545
Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet(9)	$65,268	$77,017
Non-consolidated Freddie Mac mortgage-related securities	58,405	41,819
Other guarantee commitments(5)	9,306	9,657
Less: HFA initiative-related guarantees(8)	(916)	(1,112)
Total multifamily mortgage portfolio	$132,063	$127,381

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.

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

(4)	Represents unsecuritized seriously delinquent single-family loans managed by the Single-family Guarantee segment.

(5)	Represents the UPB of mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.

25	Freddie Mac

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
Segment Earnings — Results
Investments
The table below presents the Segment Earnings of our Investments segment.
Table 14 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in millions)
Segment Earnings:
Net interest income	$883	$1,342	$2,752	$4,594
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	16	(180)	73	(690)
Derivative gains (losses)	1,007	557	4,774	993
Gains (losses) on trading securities	(187)	(364)	(1,311)	(1,175)
Gains (losses) on mortgage loans	(129)	112	(746)	323
Other non-interest income (loss)	1,937	520	3,654	1,776
Total non-interest income (loss)	2,644	645	6,444	1,227
Non-interest expense:
Administrative expenses	(133)	(110)	(377)	(310)
Other non-interest expense	—	(1)	(1)	(1)
Total non-interest expense	(133)	(111)	(378)	(311)
Segment adjustments(2)	269	191	854	510
Segment Earnings before income tax benefit	3,663	2,067	9,672	6,020
Income tax benefit	34	405	117	548
Segment Earnings, net of taxes	3,697	2,472	9,789	6,568
Total other comprehensive income, net of taxes	638	2,015	2,227	2,377
Comprehensive income	$4,335	$4,487	$12,016	$8,945
Key metrics:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)
Mortgage-related securities(5)	$283,478	$299,700	$282,009	$312,859
Non-mortgage-related investments(6)	94,150	98,664	91,756	99,670
Single-family unsecuritized loans(7)	88,444	90,832	89,963	99,432
Total average balances of interest-earning assets	$466,072	$489,196	$463,728	$511,961
Return:
Net interest yield — Segment Earnings basis (annualized)	0.76%	1.10%	0.79%	1.20%

(1)
For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.” For a full discussion of our segment activities, see “NOTE 13: SEGMENT REPORTING — Segment Earnings” in our 2012 Annual Report.

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
Segment Earnings for our Investments segment increased by $1.2 billion and $3.2 billion to $3.7 billion and $9.8 billion in the three and nine months ended September 30, 2013, respectively, compared to $2.5 billion and $6.6 billion in the three and

26	Freddie Mac

nine months ended September 30, 2012, respectively, primarily due to increases in derivative gains and other non-interest income.
Comprehensive income for our Investments segment decreased by $152 million to $4.3 billion in the three months ended September 30, 2013, compared to $4.5 billion in the three months ended September 30, 2012 as lower fair value gains on our available-for-sale mortgage-related securities more than offset higher Segment Earnings. Comprehensive income for our Investments segment increased by $3.1 billion to $12.0 billion in the nine months ended September 30, 2013, compared to $8.9 billion in the nine months ended September 30, 2012 primarily due to higher Segment Earnings.
During the three and nine months ended September 30, 2013, the UPB of the Investments segment mortgage investments portfolio decreased at an annualized rate of 7% and 8%, respectively. We held $201.4 billion and $208.1 billion of agency securities, $67.0 billion and $76.5 billion of non-agency mortgage-related securities, and $84.7 billion and $91.4 billion of single-family unsecuritized mortgage loans at September 30, 2013 and December 31, 2012, respectively. The decline in UPB of agency securities is due mainly to liquidations. The decline in UPB of non-agency mortgage-related securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries from liquidated loans and voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities, and sales during the three and nine months ended September 30, 2013. The decline in the UPB of single-family unsecuritized mortgage loans is primarily related to our securitization of mortgage loans that we had purchased for cash, and includes the securitization of reperforming loans and modified loans. As of September 30, 2013, included in the agency security balance is $3.1 billion of securitized reperforming loans and securitized modified loans. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” and “— Mortgage Loans” for additional information regarding our mortgage-related securities and mortgage loans.
Segment Earnings net interest income decreased by $459 million and $1.8 billion and Segment Earnings net interest yield decreased by 34 basis points and 41 basis points during the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The primary drivers of the decreases were the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations, partially offset by lower funding costs primarily due to the replacement of debt at lower rates.
Segment Earnings non-interest income was $2.6 billion and $6.4 billion in the three and nine months ended September 30, 2013, respectively, compared to $645 million and $1.2 billion in the three and nine months ended September 30, 2012, respectively. These improvements were primarily due to increases in derivative gains, improvements in net impairments of available-for-sale securities recognized in earnings and increases in other non-interest income, partially offset by losses on mortgage loans.
We recorded derivative gains for this segment of $1.0 billion during the three months ended September 30, 2013 compared to $557 million during the three months ended September 30, 2012. The increase in derivative gains was primarily due to the change in the mix of our derivative portfolio coupled with an increase in interest rates. We recorded derivative gains for this segment of $4.8 billion during the nine months ended September 30, 2013 compared to $1.0 billion during the nine months ended September 30, 2012. The increase in derivative gains was primarily due to an increase in longer-term interest rates during the nine months ended September 30, 2013 compared to a decrease in longer-term interest rates during the nine months ended September 30, 2012. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.
Net impairments in our Investments segment were benefits of $16 million and $73 million during the three and nine months ended September 30, 2013, respectively, compared to expenses of $180 million and $690 million during the three and nine months ended September 30, 2012, respectively. The improvement in impairments was primarily due to improvements in forecasted home prices over the expected life of the available-for-sale securities during the three and nine months ended September 30, 2013. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” as well as “NOTE 7: INVESTMENTS IN SECURITIES” in our 2012 Annual Report for additional information on our impairments.
We recorded gains (losses) on trading securities of $(187) million and $(1.3) billion during the three and nine months ended September 30, 2013, respectively, compared to $(364) million and $(1.2) billion during the three and nine months ended September 30, 2012, respectively. The losses on trading securities during all periods were primarily due to the movement of securities with unrealized gains towards maturity.
We recorded gains (losses) on mortgage loans of $(129) million and $(746) million during the three and nine months ended September 30, 2013, respectively, compared to $112 million and $323 million during the three and nine months ended September 30, 2012, respectively. The losses on mortgage loans during the three and nine months ended September 30, 2013 were primarily due to an increase in interest rates while the gains on mortgage loans during the three and nine months ended September 30, 2012 were due to a decline in interest rates.

27	Freddie Mac

We recorded other non-interest income for this segment of $1.9 billion and $3.7 billion during the three and nine months ended September 30, 2013, respectively, compared to $520 million and $1.8 billion during the three and nine months ended September 30, 2012, respectively. The increases in other non-interest income during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 primarily resulted from: (a) increased gains on sales of available-for-sale securities resulting from increased sales volume as we work toward our 2013 Conservatorship Scorecard goal to sell 5% of certain mortgage-related assets; (b) gains realized due to settlement agreements primarily related to lawsuits regarding our investments in certain non-agency mortgage-related securities; and (c) increased gains on the retirement of other debt largely due to higher premiums held on the debt that was called in 2013. The gains on sales of available-for-sale securities includes the estimated amount of gains on sales of Multifamily segment CMBS attributed to changes in interest rates. For additional information on the settlement agreements, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Agency and Non-Agency Mortgage-Related Security Issuers.”
Our Investments segment’s other comprehensive income was $638 million and $2.2 billion during the three and nine months ended September 30, 2013, respectively, compared to $2.0 billion and $2.4 billion during the three and nine months ended September 30, 2012, respectively. The decrease in other comprehensive income during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to lower gains on our non-agency mortgage-related securities, as these securities were affected by spread widening, and lower fair value gains related to the movement of these securities with unrealized losses towards maturity. The decrease in other comprehensive income during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to losses on our agency mortgage-related securities resulting from the increase in long-term interest rates, partially offset by higher fair value gains on our single-family non-agency mortgage-related securities, as these securities were impacted by spread tightening in the first half of 2013. Changes in fair value of the Multifamily segment investment securities, excluding impacts from the changes in interest rates which are included in the Investments segment, are reflected in the Multifamily segment.
Significant strategy changes, either from management, FHFA, or Treasury, could have an adverse impact on the earnings from our Investments segment.
Our current loss mitigation activities may lead to faster prepayments, which also could have an impact on the earnings from mortgage-related assets we hold in our Investments segment mortgage investments portfolio. In addition, loss mitigation activities may adversely affect our ability to securitize and sell the loans subject to those activities (e.g. modified single-family mortgage loans).
For a discussion of items that have affected our Investments segment net interest income over time, and can be expected to continue to do so, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” in our 2012 Annual Report. For more information on our loss mitigation activities, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Loss Mitigation and Loan Workout Activities” in our 2012 Annual Report.

28	Freddie Mac

Single-Family Guarantee
The table below presents the Segment Earnings of our Single-family Guarantee segment.

Table 15 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in millions)
Segment Earnings:
Net interest income (expense)	$203	$(61)	$300	$(94)
Benefit (provision) for credit losses	885	(931)	1,474	(3,577)
Non-interest income:
Management and guarantee income	1,230	1,108	3,771	3,145
Other non-interest income	246	219	695	571
Total non-interest income	1,476	1,327	4,466	3,716
Non-interest expense:
Administrative expenses	(263)	(228)	(756)	(653)
REO operations income (expense)	67	40	168	(98)
Other non-interest expense	(195)	(111)	(505)	(266)
Total non-interest expense	(391)	(299)	(1,093)	(1,017)
Segment adjustments(2)	(154)	(189)	(596)	(577)
Segment Earnings (loss) before income tax expense	2,019	(153)	4,551	(1,549)
Income tax expense	—	(10)	(5)	(48)
Segment Earnings (loss), net of taxes	2,019	(163)	4,546	(1,597)
Total other comprehensive income (loss), net of taxes	2	1	14	(21)
Total comprehensive income (loss)	$2,021	$(162)	$4,560	$(1,618)
Key metrics:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,648	$1,671	$1,642	$1,706
Issuance — Single-family credit guarantees(3)	$101	$107	$370	$318
Fixed-rate products — Percentage of purchases(4)	95%	96%	96%	95%
Liquidation rate — Single-family credit guarantees (annualized)(5)	26%	35%	31%	32%
Average Management and Guarantee Rate (in bps, annualized):(6)
Segment Earnings management and guarantee income(7)	29.8	26.5	30.6	24.6
Guarantee fee charged on new acquisitions(8)	53.2	42.0	50.8	35.8
Credit:
Serious delinquency rate, at end of period	2.58%	3.37%	2.58%	3.37%
REO inventory, at end of period (number of properties)	47,119	50,913	47,119	50,913
Single-family credit losses, in bps (annualized)(9)	13.5	69.8	35.2	71.8
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(10)	$9,833	$9,943	$9,833	$9,943
30-year fixed mortgage rate(11)	4.3%	3.4%	4.3%	3.4%

(1)
For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”

(2)	For a description of our segment adjustments, see “NOTE 13: SEGMENT REPORTING — Segment Earnings” in our 2012 Annual Report.

(3)	Represents the UPB of loans underlying Freddie Mac mortgage-related securities and other guarantee commitments.

(4)	Excludes Other Guarantee Transactions.

(5)
Represents principal repayments relating to loans underlying Freddie Mac mortgage-related securities and other guarantee commitments, including those related to our removal of seriously delinquent and modified mortgage loans and balloon/reset mortgage loans from PC pools.

(6)
Includes the effect of the legislated 10 basis point increase in guarantee fees that became effective April 1, 2012. The 2013 periods also include an additional across-the-board increase in guarantee fees that became effective in the fourth quarter of 2012.

(7)
Consists of the contractual management and guarantee fee rate as well as amortization of delivery and other upfront fees (using the original contractual maturity date of the related loans) for the entire single-family credit guarantee portfolio. Also includes the effect of pricing adjustments that are based on the relative performance of our PCs compared to comparable Fannie Mae securities.

29	Freddie Mac

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

(10)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated September 25, 2013. The outstanding amount for September 30, 2013 reflects the balance as of June 30, 2013.

(11)
Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Segment Earnings (loss) for our Single-family Guarantee segment improved to $2.0 billion and $4.5 billion for the three and nine months ended September 30, 2013, respectively, compared to $(0.2) billion and $(1.6) billion for the three and nine months ended September 30, 2012, respectively. The improvement was primarily due to a shift from provision for credit losses of $0.9 billion and $3.6 billion in the three and nine months ended September 30, 2012, respectively, to a benefit for credit losses of $0.9 billion and $1.5 billion in the three and nine months ended September 30, 2013, respectively.
Segment Earnings (loss) for the Single-family Guarantee segment is largely driven by management and guarantee fee income and the benefit (provision) for credit losses. The table below provides summary information about the composition of Segment Earnings (loss) for this segment, by guarantee and loan origination years, for the nine months ended September 30, 2013 and 2012.

30	Freddie Mac

Table 16 — Segment Earnings Composition — Single-Family Guarantee Segment

	Nine Months Ended September 30, 2013
	Segment Earnings Management and Guarantee Income(1)		Credit-Related Benefit (Expense) (2)
	Amount	Average Rate(3)	Amount	Average Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)
Year of origination:(5)
2013	$494	35.0	$(45)	(3.1)	$449
2012	935	32.8	(205)	(6.6)	730
2011	543	35.9	(60)	(4.0)	483
2010	513	35.2	(45)	(3.0)	468
2009	391	31.7	9	0.7	400
2008	196	32.3	168	36.7	364
2007	194	23.0	568	78.8	762
2006	105	19.4	401	74.1	506
2005	120	19.7	464	75.1	584
2004 and prior	280	22.5	387	28.7	667
Total	$3,771	30.6	$1,642	13.2	$5,413

Administrative expenses					(756)
Net interest income (expense)					300
Other non-interest income (expenses), net					(411)
Segment Earnings (loss), net of taxes					$4,546

	Nine Months Ended September 30, 2012
	Segment Earnings Management and Guarantee Income(1)		Credit-Related Benefit (Expense) (2)
	Amount	Average Rate(3)	Amount	Average Rate(3)	Net Amount(4)
	(dollars in millions, rates in bps)
Year of origination:(5)
2012	$245	23.0	$(78)	(6.6)	$167
2011	566	27.3	(174)	(8.5)	392
2010	582	27.9	(255)	(11.8)	327
2009	562	28.5	(211)	(10.7)	351
2008	253	26.9	(176)	(23.6)	77
2007	238	19.7	(1,161)	(107.8)	(923)
2006	151	19.5	(767)	(95.9)	(616)
2005	174	19.7	(743)	(81.5)	(569)
2004 and prior	374	20.8	(110)	(5.6)	264
Total	$3,145	24.6	$(3,675)	(28.6)	$(530)

Administrative expenses					(653)
Net interest income (expense)					(94)
Other non-interest income (expenses), net					(320)
Segment Earnings (loss), net of taxes					$(1,597)

(1)
Includes amortization of delivery and other upfront fees based on the original contractual maturity date of the related loans of $1.8 billion and $1.2 billion for the nine months ended September 30, 2013 and 2012, respectively. Includes the effect of the legislated 10 basis point increase in guarantee fees that became effective April 1, 2012. Results for 2013 also include an additional across-the-board increase in guarantee fees that became effective in the fourth quarter of 2012. Beginning in the fourth quarter of 2012, includes amortization of buy-down fees.

(2)
Consists of the aggregate of the Segment Earnings benefit (provision) for credit losses and Segment Earnings REO operations income (expense). Historical rates of average credit-related benefit (expense) may not be representative of future results.

(3)
Calculated as the annualized amount of Segment Earnings management and guarantee income or credit-related benefit (expense), respectively, divided by the sum of the average carrying values of the single-family credit guarantee portfolio and the average balance of our single-family HFA initiative-related guarantees.

(4)	Calculated as Segment Earnings management and guarantee income less credit-related benefit (expense).

31	Freddie Mac

(5)
Segment Earnings management and guarantee income is presented by year of guarantee origination, whereas credit-related benefit (expense) is presented based on year of loan origination. Refinance loans, including HARP and other relief refinance loans, are presented in the year the refinancing occurred.

The credit quality of the single-family loans we acquired beginning in 2009 (excluding HARP loans and other relief refinance mortgages) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. Mortgages originated after 2008, including HARP and other relief refinance mortgages, represented 73% of the UPB of our single-family credit guarantee portfolio as of September 30, 2013, and the portion of that portfolio represented by such loans continues to increase. For more information on the composition of our single-family credit guarantee portfolio, see "Table 2 — Single-Family Mortgage Loan Purchases and Other Guarantee Commitment Issuances, by Loan Purpose" and "Table 3 — Single-Family Credit Guarantee Portfolio Summary."
As of September 30, 2013, loans originated after 2008 have, on a cumulative basis, provided management and guarantee income that has exceeded the credit-related and administrative expenses associated with these loans. For the nine months ended September 30, 2013, credit-related expenses for loans originated in 2005 through 2008 benefited from improvements in home prices, which resulted in lower estimates of incurred losses. However, on a cumulative basis, our management and guarantee income associated with guarantee issuances in 2005 through 2008 has not been adequate to cover the credit-related and administrative expenses associated with such loans, primarily due to the high rate of defaults on the loans originated in those years.
HARP and other relief refinance loans represent a significant and increasing portion of the portfolio. Relief refinance mortgages (including HARP loans) generally present higher risk to us than other refinance loans we have purchased since 2009 because:

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

For information on the potential credit risks related to these loans, see "RISK MANAGEMENT - Credit Risk —Mortgage Credit Risk - Single-Family Mortgage Credit Risk - Single-Family Loan Workouts and the MHA Program."
Segment Earnings management and guarantee income increased in the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, primarily due to an increase in amortization of buy-down fees, which we began recording in the Single-family Guarantee segment during the fourth quarter of 2012. We amortize these upfront fees based on the original contractual maturity date of the loan rather than the loan’s estimated life. As a result, the amount of Segment Earnings management and guarantee income we recognize related to upfront fees is lower in the initial years of a loan and increases during periods of high refinance or prepayment activity, as unamortized upfront fees for loans are recognized in income when the loans are refinanced or prepaid.
Segment Earnings management and guarantee income also benefited in 2013 from higher guarantee fees. At the direction of FHFA, we implemented two across-the-board increases in guarantee fees in 2012. As a result, our average management and guarantee fee we charge in 2013 and thereafter will be higher than the average fee we charged in previous years. The average management and guarantee fee we charged for new acquisitions in the third quarter of 2013 was 53.2 basis points (including the legislated 10 bps increase), compared to 42.0 basis points in the third quarter of 2012. The guarantee fee we charge on new acquisitions generally consists of a combination of delivery fees as well as a base monthly fee. The average guarantee fee charged on new acquisitions represents our expected guarantee fee rate over the estimated life of the related loans using certain assumptions for prepayments and other liquidations.
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
The UPB of the Single-family Guarantee managed loan portfolio was $1.6 trillion at both September 30, 2013 and December 31, 2012. Issuances of our guarantees for this portfolio were $370 billion and $318 billion in the nine months ended September 30, 2013 and 2012, respectively, and predominantly consisted of refinance mortgages, including HARP and other

32	Freddie Mac

relief refinance loans. During the third quarter of 2013, refinancings, including HARP, comprised approximately 65% of our single-family purchase and issuance volume, compared with 81% in the first half of 2013 and approximately 82% for all of 2012. We believe that the recent increase in mortgage interest rates and potential further increases will result in a decline, which could be significant, in overall single-family mortgage originations. As a result, we expect our purchase volumes will likely also decline, potentially significantly, during the fourth quarter of 2013 and the full year of 2014. However, we expect the UPB of our single-family credit guarantee portfolio will be relatively unchanged at the end of December 2014 compared to September 30, 2013, due to an expected decline in prepayments resulting from higher mortgage interest rates. For more information, see “RISK FACTORS — Competitive and Market Risks — Our refinance volumes could decline if interest rates rise, which could cause our overall new mortgage-related security issuance volumes to decline” in our 2012 Annual Report.
The annualized liquidation rate on our single-family credit guarantees was approximately 26% and 31% for the three and nine months ended September 30, 2013, respectively. Although the annualized liquidation rate remained high during the nine months ended September 30, 2013, it declined in the third quarter of 2013 compared to the second quarter of 2013 primarily due to an increase in interest rates and lower refinancing activity.
Benefit (provision) for credit losses for the Single-family Guarantee segment was $0.9 billion in the third quarter of 2013 compared to $(0.9) billion in the third quarter of 2012, and was $1.5 billion in the nine months ended September 30, 2013 compared to $(3.6) billion in the nine months ended September 30, 2012. The significant improvement in provision for credit losses in the 2013 periods reflects: (a) declines in the volume of newly delinquent loans (largely due to a decline in the portion of our single-family credit guarantee portfolio originated in 2005 through 2008); (b) lower estimates of incurred loss due to the positive impact of an increase in national home prices; and (c) $0.9 billion related to counterparty agreements in the third quarter of 2013. Assuming that all other factors remain the same, an increase in home prices can reduce the likelihood that loans will default and may also reduce the amount of credit losses on the loans that do default.
The serious delinquency rate on our single-family credit guarantee portfolio was 2.58% and 3.25% as of September 30, 2013 and December 31, 2012, respectively. Charge-offs, net of recoveries, associated with single-family loans were $4.6 billion and $9.1 billion in the nine months ended September 30, 2013 and 2012, respectively. Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio and HFA initiative-related guarantees were 35.2 basis points and 71.8 basis points for the nine months ended September 30, 2013 and 2012, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, serious delinquency rates, charge-offs, and our non-performing assets.
REO operations income (expense) for the Single-family Guarantee segment was $67 million and $40 million in the third quarters of 2013 and 2012, respectively, and was $168 million and $(98) million in the nine months ended September 30, 2013 and 2012, respectively. The improvements in the 2013 periods, compared to the respective periods in 2012, were primarily due to: (a) a decline in REO property expenses associated with a lower number of REO properties owned in the 2013 periods; and (b) improving home prices in certain geographical areas with significant REO activity.
Our REO inventory (measured in number of properties) declined 4% from December 31, 2012 to September 30, 2013 primarily due to lower foreclosure activity as a result of our loss mitigation efforts and a declining amount of delinquent loans. Although there was an improvement in REO disposition severity during the nine months ended September 30, 2013, the REO disposition severity ratios on sales of our REO inventory remain high as compared to periods before 2008. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.
Other non-interest expense for the Single-family Guarantee segment was $195 million and $111 million in the third quarters of 2013 and 2012, respectively, and was $505 million and $266 million in the nine months ended September 30, 2013 and 2012, respectively. The increase in the 2013 periods was primarily due to expenses related to the legislated 10 basis point increase to guarantee fees, which we implemented in April 2012. The amount was not significant during the nine months ended September 30, 2012. As of September 30, 2013, the cumulative total of amounts paid and due to Treasury related to this increase was $474 million, including $366 million for the nine months ended September 30, 2013. The increase in expense associated with the legislated increase in guarantee fees was partially offset by a decline in HAMP incentive fees in the 2013 periods compared to the respective periods in 2012.
Multifamily
The table below presents the Segment Earnings of our Multifamily segment.

33	Freddie Mac

Table 17 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in millions)
Segment Earnings:
Net interest income	$321	$334	$944	$982
Benefit for credit losses	28	40	167	81
Non-interest income:
Management and guarantee income	52	38	147	107
Net impairment of available-for-sale securities recognized in earnings	(4)	(29)	(15)	(64)
Gains on mortgage loans	243	315	306	528
Other non-interest income	257	77	475	305
Total non-interest income	548	401	913	876
Non-interest expense:
Administrative expenses	(59)	(63)	(198)	(176)
REO operations income (expense)	12	9	15	6
Other non-interest expense	(6)	(9)	(18)	(107)
Total non-interest expense	(53)	(63)	(201)	(277)
Segment Earnings before income tax expense	844	712	1,823	1,662
Income tax expense	—	(2)	(1)	(10)
Segment Earnings, net of taxes	844	710	1,822	1,652
Total other comprehensive income (loss), net of taxes	(689)	686	(531)	1,430
Total comprehensive income	$155	$1,396	$1,291	$3,082
Key metrics:
Balances and Volume:
Average balance of Multifamily unsecuritized loan portfolio	$67,710	$80,627	$72,326	$81,665
Average balance of Multifamily guarantee portfolio	$66,673	$45,060	$60,606	$41,024
Average balance of Multifamily investment securities portfolio	$43,383	$53,989	$47,483	$55,926
Multifamily new business activity(2)	$5,266	$6,810	$18,800	$19,222
Multifamily units financed from new business activity(2)	72,716	109,080	257,714	302,474
Multifamily K Certificate issuance — guaranteed portion	$5,313	$3,239	$17,474	$11,687
Multifamily K Certificate issuance — unguaranteed portion	$1,041	$617	$3,233	$2,171
Yield and Rate:
Net interest yield — Segment Earnings basis (annualized)	1.15%	0.99%	1.04%	0.95%
Average Management and guarantee fee rate, in bps (annualized):(3)
K Certificate	19.3	18.5	19.4	18.9
All other guarantees	75.4	67.2	74.7	67.5
Total	30.8	34.1	32.1	36.2
Credit:
Delinquency rate:
Credit-enhanced loans, at period end	0.06%	0.45%	0.06%	0.45%
Non-credit-enhanced loans, at period end	0.05%	0.18%	0.05%	0.18%
Total delinquency rate, at period end(4)	0.05%	0.27%	0.05%	0.27%
Allowance for loan losses and reserve for guarantee losses, at period end	$205	$453	$205	$453
Allowance for loan losses and reserve for guarantee losses, in bps	15.4	35.8	15.4	35.8
Credit losses (gains), in bps (annualized)(5)	(2.7)	(1.7)	(0.6)	0.6
REO inventory, at net carrying value	$2	$43	$2	$43
REO inventory, at period end (number of properties)	1	6	1	6

(1)
For reconciliations of Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”

(2)	Represents loan purchases and other guarantee commitment issuances. Excludes our guarantees issued under the HFA initiative and K Certificate issuances.

34	Freddie Mac

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

(5)
Calculated as the amount of multifamily credit losses (gains) divided by the sum of the average carrying value of our multifamily loans (on-balance sheet) and the average balance of the multifamily guarantee portfolio, including multifamily HFA initiative-related guarantees.

Segment Earnings for our Multifamily segment increased to $0.8 billion and $1.8 billion for the three and nine months ended September 30, 2013, respectively, compared to $0.7 billion and $1.7 billion for the three and nine months ended September 30, 2012, respectively. The increase in the 2013 periods was primarily due to increased other non-interest income, partially offset by decreased gains on mortgage loans.
Comprehensive income for our Multifamily segment was $0.2 billion and $1.3 billion for the three and nine months ended September 30, 2013, respectively, consisting of: (a) Segment Earnings of $0.8 billion and $1.8 billion, respectively; and (b) $(0.7) billion and $(0.5) billion, respectively, of total other comprehensive income (loss). Total other comprehensive income (loss) for our Multifamily segment in the 2013 periods is primarily related to the reversal of fair value gains deferred in AOCI associated with certain available-for-sale securities that were sold during 2013.
Our multifamily new business activity (loan purchases and other guarantee commitment issuances) decreased to $18.8 billion for the first nine months of 2013 compared to $19.2 billion for the first nine months of 2012 as a result of the measures we have taken (such as adjusting prices) combined with the effects of rising interest rates and increased competition from other market participants. We expect to meet the 2013 Conservatorship Scorecard goal of reducing our new multifamily business volume by at least 10% as compared to 2012 levels. Our new business activity for the full year of 2012 was $28.8 billion. We issued guarantees on K Certificates of $5.3 billion and $17.5 billion in UPB for the three and nine months ended September 30, 2013, respectively, compared to $3.2 billion and $11.7 billion for the three and nine months ended September 30, 2012, respectively. The UPB of the total multifamily portfolio declined to $171.7 billion from $180.2 billion as of September 30, 2013 and December 31, 2012, respectively, primarily due to the sale of available-for-sale CMBS as we work toward our 2013 Conservatorship Scorecard goal to sell 5% of certain mortgage-related assets.
Segment Earnings net interest income declined by 4%, to $321 million, for the three months ended September 30, 2013 from $334 million for the three months ended September 30, 2012, and was $944 million and $982 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the 2013 periods was primarily due to lower average balances of the multifamily loan and investment securities portfolios in the first nine months of 2013.
Segment Earnings non-interest income was $548 million and $401 million for the three months ended September 30, 2013 and 2012, respectively, and was $913 million and $876 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in the 2013 periods was primarily due to higher other non-interest income which resulted from increased gains on sale of available-for-sale CMBS compared to the 2012 periods as discussed above.
Segment Earnings management and guarantee income increased to $52 million and $147 million for the three and nine months ended September 30, 2013, respectively, compared to $38 million and $107 million for the three and nine months ended September 30, 2012, respectively. The increase in the 2013 periods was primarily due to the higher average balance of the multifamily guarantee portfolio in 2013, which is attributed to K Certificate issuances during the last 12 months. However, the average total management and guarantee fee rate on our multifamily guarantee portfolio declined to 30.8 basis points and 32.1 basis points in the third quarter and first nine months of 2013, respectively, from 34.1 basis points and 36.2 basis points in the third quarter and first nine months of 2012, respectively. This decline primarily reflects the issuances of K Certificates during recent periods, which have lower fees than our other multifamily guarantee activities as a result of our reduced credit risk exposure due to the use of subordination.
Segment Earnings benefit for credit losses was $28 million and $40 million for the three months ended September 30, 2013 and 2012, respectively, and was $167 million and $81 million for the first nine months of 2013 and 2012, respectively. The continued benefit for credit losses in the 2013 periods was primarily due to an improvement in the expected performance of the underlying loans and a decline in the number of loans that have been classified as individually impaired.
As a result of our underwriting standards and practices, which we believe are prudent, and the continued positive multifamily market fundamentals, the credit quality of the multifamily mortgage portfolio remains strong, and multifamily credit (gains) losses as a percentage of the combined average balance of our multifamily loan and guarantee portfolios were (0.6) basis points and 0.6 basis points during the first nine months of 2013 and 2012, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for further information about the credit performance of our multifamily mortgage portfolio.

35	Freddie Mac

CONSOLIDATED BALANCE SHEETS ANALYSIS
The following discussion of our consolidated balance sheets should be read in conjunction with our consolidated financial statements, including the accompanying notes. Also, see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for information concerning certain significant accounting policies and estimates applied in determining our reported financial position.
Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell
Cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, and other liquid assets discussed in “Investments in Securities — Non-Mortgage-Related Securities,” are important to our cash flow and asset and liability management, and our ability to provide liquidity and stability to the mortgage market. We use these assets to help manage recurring cash flows and meet our other cash management needs. We consider federal funds sold to be overnight unsecured trades executed with insured depository institutions that are members of the Federal Reserve System. Federal funds sold trades are not insured. Securities purchased under agreements to resell principally consist of short-term contractual agreements such as reverse repurchase agreements involving Treasury and agency securities.
The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which consisted primarily of restricted cash and cash equivalents and securities purchased under agreements to resell at September 30, 2013. These short-term assets related to our consolidated VIEs decreased by $16.6 billion from December 31, 2012 to September 30, 2013, primarily due to a decrease in the level of refinancing activity.
Excluding amounts related to our consolidated VIEs, we held $9.5 billion and $8.5 billion of cash and cash equivalents (including non-interest bearing deposits of $6.1 billion and $7.3 billion at the Federal Reserve Bank), no federal funds sold, and $29.7 billion and $18.3 billion of securities purchased under agreements to resell at September 30, 2013 and December 31, 2012, respectively. Excluding amounts related to our consolidated VIEs, we held on average $23.2 billion and $25.1 billion of cash and cash equivalents and $24.4 billion and $18.2 billion of federal funds sold and securities purchased under agreements to resell during the three and nine months ended September 30, 2013, respectively.
For information regarding our liquidity management practices and policies, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES” in our 2012 Annual Report.
Investments in Securities
The table below provides detail regarding our investments in securities as of September 30, 2013 and December 31, 2012. The table does not include our holdings of single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 13 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

36	Freddie Mac

Table 18 — Investments in Securities

	Fair Value
	September 30, 2013	December 31, 2012
	(in millions)
Investments in securities:
Available-for-sale:
Mortgage-related securities:
Freddie Mac(1)	$44,145	$58,515
Fannie Mae	11,561	15,280
Ginnie Mae	176	209
CMBS	36,368	51,307
Subprime	27,572	26,457
Option ARM	6,424	5,717
Alt-A and other	9,103	10,904
Obligations of states and political subdivisions	3,761	5,798
Manufactured housing	688	709
Total available-for-sale mortgage-related securities	139,798	174,896
Total investments in available-for-sale securities	139,798	174,896
Trading:
Mortgage-related securities:
Freddie Mac(1)	10,060	10,354
Fannie Mae	10,675	10,338
Ginnie Mae	105	131
Other	166	156
Total trading mortgage-related securities	21,006	20,979
Non-mortgage-related securities:
Asset-backed securities	—	292
Treasury bills	4,854	1,160
Treasury notes	26,787	19,061
Total trading non-mortgage-related securities	31,641	20,513
Total investments in trading securities	52,647	41,492
Total investments in securities	$192,445	$216,388

(1)	For information on the types of instruments that are included, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2012 Annual Report.
Non-Mortgage-Related Securities
Our investments in non-mortgage-related securities provide an additional source of liquidity. We held investments in non-mortgage-related securities with a fair value of $31.6 billion and $20.5 billion as of September 30, 2013 and December 31, 2012, respectively.
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
The table below provides the UPB of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets. The table below does not include our holdings of our own single-family PCs and certain Other Guarantee Transactions. For further information on our holdings of such securities, see “Table 13 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

37	Freddie Mac

Table 19 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	September 30, 2013			December 31, 2012
	Fixed Rate	Variable Rate(1)	Total	Fixed Rate	Variable Rate(1)	Total
	(in millions)
Freddie Mac mortgage-related securities:(2)
Single-family	$41,497	$4,870	$46,367	$50,979	$7,256	$58,235
Multifamily	1,365	1,455	2,820	750	1,632	2,382
Total Freddie Mac mortgage-related securities	42,862	6,325	49,187	51,729	8,888	60,617
Non-Freddie Mac mortgage-related securities:
Agency securities:(3)
Fannie Mae:
Single-family	10,723	9,981	20,704	10,864	12,518	23,382
Multifamily	3	—	3	35	49	84
Ginnie Mae:
Single-family	160	81	241	202	91	293
Multifamily	15	—	15	15	—	15
Total Non-Freddie Mac agency securities	10,901	10,062	20,963	11,116	12,658	23,774
Non-agency mortgage-related securities:
Single-family:(4)
Subprime	120	40,664	40,784	311	44,086	44,397
Option ARM	—	10,755	10,755	—	12,012	12,012
Alt-A and other	1,512	10,284	11,796	1,774	13,036	14,810
CMBS	14,761	20,118	34,879	17,657	30,300	47,957
Obligations of states and political subdivisions(5)	3,774	15	3,789	5,637	19	5,656
Manufactured housing	692	107	799	741	121	862
Total non-agency mortgage-related securities(6)	20,859	81,943	102,802	26,120	99,574	125,694
Total UPB of mortgage-related securities	$74,622	$98,330	172,952	$88,965	$121,120	210,085
Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(13,239)			(13,922)
Net unrealized gains (losses) on mortgage-related securities, pre-tax			1,091			(288)
Total carrying value of mortgage-related securities			$160,804			$195,875

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

(4)	For information about how these securities are rated, see ‘‘Table 25 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.’’

(5)
Consists of housing revenue bonds. Approximately 28% and 36% of these securities held at September 30, 2013 and December 31, 2012, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

(6)
Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 18% and 21% of total non-agency mortgage-related securities held at September 30, 2013 and December 31, 2012, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

The table below provides the UPB and fair value of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets.

38	Freddie Mac

Table 20 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	September 30, 2013		December 31, 2012
	UPB	Fair Value	UPB	Fair Value
	(in millions)
Agency pass-through securities(1)	$16,623	$17,736	$17,614	$19,125
Agency REMICs and Other Structured Securities:
Interest-only securities(2)	—	1,750	—	2,023
Principal-only securities(3)	2,860	2,446	2,291	2,169
Inverse floating-rate securities(4)	1,743	2,554	2,804	4,106
Other Structured Securities(5)	48,924	52,236	61,682	67,404
Total agency securities	70,150	76,722	84,391	94,827
Non-agency securities(6)	102,802	84,082	125,694	101,048
Total mortgage-related securities	$172,952	$160,804	$210,085	$195,875

(1)	Represents an undivided beneficial interest in trusts that hold pools of mortgages.

(2)	Represents securities where the holder receives only the interest cash flows.

(3)	Represents securities where the holder receives only the principal cash flows.

(4)
Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e., higher cash flows when reference rates are low and lower cash flows when reference rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.

(5)	Includes REMICs and Other Structured Securities. See “GLOSSARY” for more information on these securities.

(6)	Includes fair values of $2 million and $3 million of interest-only securities at September 30, 2013 and December 31, 2012, respectively.
The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $210.1 billion at December 31, 2012 to $173.0 billion at September 30, 2013, while the fair value of these investments decreased from $195.9 billion at December 31, 2012 to $160.8 billion at September 30, 2013. The reduction in UPB of agency mortgage-related securities primarily resulted from liquidations. The reduction in non-agency mortgage-related securities is due to the receipt of monthly remittances of principal repayments from both the recoveries from liquidated loans and voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities, and sales, consistent with our efforts to reduce the size of our mortgage-related investments portfolio, as described in “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
The table below summarizes our mortgage-related securities purchase activity for the three and nine months ended September 30, 2013 and 2012. This activity primarily consists of purchases of: (a) single-family PCs; and (b) mortgage-related securities in connection with issuances of multifamily Other Guarantee Transactions (i.e., K Certificates). Our purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

39	Freddie Mac

Table 21 — Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Non-Freddie Mac mortgage-related securities purchased for resecuritization:
Ginnie Mae Certificates	$21	$5	$24	$10
Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	3,300	—	4,016	—
Variable-rate	—	—	50	50
Total agency securities	3,300	—	4,066	50
Non-agency mortgage-related securities:
CMBS:
Fixed-rate	20	—	30	10
Variable-rate	35	23	65	58
Total non-agency mortgage-related securities	55	23	95	68
Total non-Freddie Mac mortgage-related securities purchased as investments in securities	3,355	23	4,161	118
Total non-Freddie Mac mortgage-related securities purchased	$3,376	$28	$4,185	$128
Freddie Mac mortgage-related securities purchased:
Single-family:
Fixed-rate	$33,069	$21,649	$82,566	$34,115
Variable-rate	94	1,317	904	4,452
Multifamily:
Fixed-rate	—	—	—	39
Total Freddie Mac mortgage-related securities purchased	$33,163	$22,966	$83,470	$38,606
Mortgage-related securities purchased for Other Guarantee Transactions(2)	$5,313	$3,240	$17,474	$11,673

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled.

(2)	Primarily consists of purchases of mortgage-related securities backed by Freddie Mac underwritten loans for the subsequent issuances of multifamily K Certificates.
The purchases of Freddie Mac mortgage-related securities that we made during the three and nine months ended September 30, 2013, as reflected in the table above, primarily related to our investment activities. In addition, during the periods presented above, we purchased mortgage-related securities backed by Freddie Mac underwritten loans in connection with our subsequent issuances of multifamily K Certificates. For more information, see “BUSINESS — Our Business Segments — Investments Segment — PC Support Activities” and “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business” in our 2012 Annual Report.
Unrealized Losses on Available-For-Sale Mortgage-Related Securities
At September 30, 2013, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $6.1 billion, compared to $12.4 billion at December 31, 2012. The decrease was largely the result of fair value gains related to our investments in single-family non-agency mortgage-related securities, primarily due to the impact of spread tightening and the movement of these securities with unrealized losses towards maturity. We believe the unrealized losses related to these securities at September 30, 2013 were mainly attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.
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

40	Freddie Mac

Transactions. For more information on single-family loans with certain higher-risk characteristics underlying our issued securities, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk.”
Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans
We categorize our investments in non-agency mortgage-related securities as subprime, option ARM, or Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. We have not identified option ARM, CMBS, obligations of states and political subdivisions, and manufactured housing securities as either subprime or Alt-A securities. Since the first quarter of 2008, we have not purchased any non-agency mortgage-related securities backed by subprime, option ARM, or Alt-A loans. The table below presents information about our holdings of available-for-sale non-agency mortgage-related securities backed by subprime, option ARM and Alt-A loans.

41	Freddie Mac

Table 22 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics(1)

	As of
	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
	(dollars in millions)
UPB:
Subprime first lien(2)	$40,491	$41,608	$42,998	$44,066	$45,166
Option ARM	10,755	11,190	11,617	12,012	12,477
Alt-A(3)	9,866	11,118	12,243	12,634	13,055
Gross unrealized losses, pre-tax:(4)
Subprime first lien(2)	$4,666	$5,281	$6,085	$9,128	$10,464
Option ARM	619	635	1,226	1,785	2,502
Alt-A(3)	304	579	781	1,093	1,488
Present value of expected future credit losses:(5)
Subprime first lien (2)	$3,575	$4,047	$6,195	$7,159	$7,129
Option ARM	1,683	2,094	2,896	3,542	3,442
Alt-A (3)	1,149	1,338	1,450	1,739	1,699
Collateral delinquency rate:(6)
Subprime first lien(2)	36%	37%	38%	39%	39%
Option ARM	33	34	36	38	40
Alt-A(3)	22	22	22	23	24
Average credit enhancement:(7)
Subprime first lien(2)	10%	12%	14%	15%	17%
Option ARM	—	1	2	3	4
Alt-A(3)	1	3	4	4	5
Cumulative collateral loss:(8)
Subprime first lien(2)	29%	29%	27%	26%	25%
Option ARM	24	23	22	21	20
Alt-A(3)	13	12	11	10	10

(1)
See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities. The book and fair values of our mortgage-related securities and the information in this table were generally not impacted by the settlement amounts we received in 2013 related to our investments in certain non-agency mortgage-related securities. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Agency and Non-Agency Mortgage-Related Security Issuers.”

(2)
Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second-lien loans, as the pools of loans underlying these securities were permitted to include a small percentage of subprime second-lien loans.

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

For purposes of our cumulative credit deterioration analysis, our estimate of the present value of expected future credit losses on our available-for-sale non-agency mortgage-related securities decreased to $6.9 billion at September 30, 2013 from $7.9 billion at June 30, 2013. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decrease in the present value of expected future credit losses was primarily driven by: (a) improvements in forecasted home prices over the expected life of our available-for-sale securities; and (b) realized cash shortfalls.

42	Freddie Mac

Since the beginning of 2007, we have incurred actual principal cash shortfalls of $3.6 billion on impaired available-for-sale non-agency mortgage-related securities, including $248 million and $803 million related to the three and nine months ended September 30, 2013, respectively. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures.
The investments in non-agency mortgage-related securities we hold backed by subprime, option ARM, and Alt-A loans were generally structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in the aggregate. During the three and nine months ended September 30, 2013, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying collateral, as noted in “Table 22 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics.” For more information on bond insurance coverage, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”
The table below provides principal repayment and cash shortfall information for our investments in non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans.
Table 23 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans(1)

	Three Months Ended
	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
	(in millions)
Principal repayments and cash shortfalls:(2)
Subprime:
Principal repayments	$1,048	$1,087	$1,065	$1,106	$1,149
Principal cash shortfalls	35	15	14	7	4
Option ARM:
Principal repayments	$226	$239	$217	$239	$269
Principal cash shortfalls	161	188	178	226	211
Alt-A and other:
Principal repayments	$418	$418	$385	$423	$393
Principal cash shortfalls	51	74	84	81	101

(1)
See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities. The book and fair values of our mortgage-related securities and the information in this table were generally not impacted by the settlement amounts we received in 2013 related to our investments in certain non-agency mortgage-related securities. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Agency and Non-Agency Mortgage-Related Security Issuers.”

(2)
In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries from liquidated loans and voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

We and FHFA, as Conservator, are involved in various efforts to mitigate or recover our losses as an investor with respect to certain of the non-agency mortgage-related securities we hold. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Agency and Non-Agency Mortgage-Related Security Issuers” for more information.
Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities
The table below provides information about the mortgage-related securities for which we recognized other-than-temporary impairments in earnings, consisting entirely of non-agency mortgage-related securities.

43	Freddie Mac

Table 24 — Net Impairment of Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Net Impairment of Available-For-Sale Securities Recognized in Earnings
	Three Months Ended
	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
	(in millions)
Subprime:(1)
2006 & 2007	$4	$12	$27	$591	$159
Other years	41	1	6	24	1
Total subprime	45	13	33	615	160
Option ARM:
2006 & 2007	1	4	—	306	62
Other years	11	1	—	122	—
Total option ARM	12	5	—	428	62
Alt-A:
2006 & 2007	1	1	—	37	—
Other years	64	24	—	100	—
Total Alt-A	65	25	—	137	—
Other loans	1	—	—	—	—
Total subprime, option ARM, Alt-A and other loans	123	43	33	1,180	222
CMBS	3	—	10	58	45
Manufactured housing	—	1	—	1	—
Total available-for-sale mortgage-related securities	$126	$44	$43	$1,239	$267

(1)	Includes all first and second liens.
We recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $126 million and $213 million during the three and nine months ended September 30, 2013, respectively, compared to $267 million and $929 million during the three and nine months ended September 30, 2012, respectively. We review our investments in available-for-sale mortgage-related securities which are in an unrealized loss position to determine which securities, if any, we intend to sell, given market conditions and other information as of the balance sheet date. For any available-for-sale security for which we concluded we had the intent to sell as of September 30, 2013, we recorded the unrealized loss as a net impairment of available-for-sale securities recognized in earnings. The intent to sell population is determined using management judgment based on a variety of factors, including economics and other considerations and, in the case of residential non-agency mortgage-related securities, whether such securities are subject to FHFA-led lawsuits or other loss mitigation measures. During the three and nine months ended September 30, 2013, we recorded net impairment of available-for-sale securities recognized in earnings of $118 million and $134 million, respectively, due to our intent to sell certain securities. We recorded the remaining impairments because our estimate of the present value of expected future credit losses on certain individual available-for-sale securities increased during the period. The securities that we have the intent to sell are based on our current operational plans, models and strategies. If there is a change in our operational plans, models or strategies, it could change the population of securities we intend to sell and thereby have a potentially significant impact on earnings. For more information, see “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities” in our 2012 Annual Report.
While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at September 30, 2013. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities that are in an unrealized loss position (other than those securities noted above) and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at September 30, 2013 and have recorded these unrealized losses in AOCI.
The credit performance of loans underlying our holdings of non-agency mortgage-related securities declined since 2007 and, although stabilizing in recent periods, remains weak. This decline has been particularly severe for subprime, option ARM, and Alt-A and other loans. Economic factors that have negatively affected the performance of our investments in non-agency mortgage-related securities at various times since 2007 include high unemployment, a large inventory of seriously delinquent mortgage loans and unsold homes, tight credit conditions, and weak consumer confidence. In addition, subprime, option ARM, and Alt-A and other loans backing the securities we hold have significantly greater concentrations in the states that have undergone the greatest economic stress during the housing crisis that began in 2006, such as California and Florida. Loans in

44	Freddie Mac

these states are more likely to become seriously delinquent and the credit losses associated with such loans are likely to be higher than in other states.
We rely on bond insurance, including secondary coverage, to provide credit protection on some of our investments in non-agency mortgage-related securities. We have determined that there is substantial uncertainty surrounding certain bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. See “RISK MANAGEMENT - Credit Risk - Institutional Credit Risk - Bond Insurers” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS - Bond Insurers” for additional information.
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
Ratings of Non-Agency Mortgage-Related Securities
The table below shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at September 30, 2013 based on their ratings as of September 30, 2013, as well as those held at December 31, 2012 based on their ratings as of December 31, 2012. Ratings presented represent the lower of S&P, Fitch and Moody's credit ratings, with Fitch and Moody's stated in terms of the S&P equivalent.

45	Freddie Mac

Table 25 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

Credit Ratings as of September 30, 2013	UPB	Percentage of UPB	Amortized Cost	Gross Unrealized Losses	Bond Insurance Coverage(1)
	(dollars in millions)
Subprime loans:
AAA-rated	$91	—%	$88	$(1)	$2
Other investment grade	1,492	4	1,426	(32)	359
Below investment grade(2)	39,201	96	30,473	(4,634)	1,349
Total	$40,784	100%	$31,987	$(4,667)	$1,710
Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	25	—	25	(1)	18
Below investment grade(2)	10,730	100	6,790	(618)	9
Total	$10,755	100%	$6,815	$(619)	$27
Alt-A and other loans:
AAA-rated	$28	—%	$28	$—	$6
Other investment grade	590	5	581	(45)	217
Below investment grade(2)	11,178	95	8,472	(304)	1,671
Total	$11,796	100%	$9,081	$(349)	$1,894
CMBS:
AAA-rated	$17,007	49%	$17,024	$—	$41
Other investment grade	15,573	45	15,516	(127)	1,691
Below investment grade(2)	2,299	6	2,287	(167)	1,559
Total	$34,879	100%	$34,827	$(294)	$3,291
Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$17,126	17%	$17,140	$(1)	$49
Other investment grade	17,680	18	17,548	(205)	2,285
Below investment grade(2)	63,408	65	48,022	(5,723)	4,588
Total	$98,214	100%	$82,710	$(5,929)	$6,922
Total investments in mortgage-related securities	$172,952
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	57%

Credit Ratings as of December 31, 2012
Subprime loans:
AAA-rated	$263	1%	$263	$(20)	$13
Other investment grade	2,033	4	1,988	(112)	371
Below investment grade(2)	42,101	95	33,252	(8,997)	1,474
Total	$44,397	100%	$35,503	$(9,129)	$1,858
Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	40	—	40	(4)	32
Below investment grade(2)	11,972	100	7,414	(1,781)	12
Total	$12,012	100%	$7,454	$(1,785)	$44
Alt-A and other loans:
AAA-rated	$48	—%	$48	$(2)	$6
Other investment grade	1,272	9	1,283	(120)	261
Below investment grade(2)	13,490	91	10,532	(1,079)	1,862
Total	$14,810	100%	$11,863	$(1,201)	$2,129
CMBS:
AAA-rated	$24,646	51%	$24,676	$(4)	$41
Other investment grade	20,615	43	20,568	(87)	1,698
Below investment grade(2)	2,696	6	2,490	(90)	1,568
Total	$47,957	100%	$47,734	$(181)	$3,307
Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$24,957	21%	$24,987	$(26)	$60
Other investment grade	23,960	20	23,879	(323)	2,362
Below investment grade(2)	70,259	59	53,688	(11,947)	4,916
Total	$119,176	100%	$102,554	$(12,296)	$7,338
Total investments in mortgage-related securities	$210,085
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	57%

46	Freddie Mac

(1)	Represents the amount of UPB covered by bond insurance. This amount does not represent the maximum amount of losses we could recover, as the bond insurance also covers interest.

(2)	Includes securities with S&P equivalent credit ratings below BBB– and certain securities that are no longer rated.
Mortgage Loans
The UPB of mortgage loans on our consolidated balance sheets was $1.7 trillion at both September 30, 2013 and December 31, 2012. Most of the loans on our consolidated balance sheets are securitized (e.g., held in PC trusts). The unsecuritized loans on our consolidated balance sheets generally consist of loans held for investment purposes, loans that are awaiting securitization, or delinquent or modified loans that we removed from PC trusts.
The UPB of unsecuritized single-family mortgage loans declined by $18.8 billion to $125.9 billion at September 30, 2013 from $144.7 billion at December 31, 2012, primarily due to: (a) loan prepayments, foreclosure transfers, and foreclosure alternative activities; and (b) securitization of loans through our PC cash auction process, net of related purchases. This decline was partially offset by our purchases of seriously delinquent single-family loans from PC trusts.
Based on the amount of the recorded investment of single-family loans on our consolidated balance sheets, approximately $45.4 billion, or 2.8%, of these loans were seriously delinquent or in foreclosure as of September 30, 2013, compared to $59.8 billion, or 3.6%, as of December 31, 2012. For more information on seriously delinquent single-family loans, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Credit Performance — Delinquencies.” The majority of these seriously delinquent loans are unsecuritized, and were removed by us from our PC trusts. As guarantor, we have the right to remove mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information on our removal of single-family loans from PC trusts.
The UPB of unsecuritized multifamily mortgage loans was $64.8 billion at September 30, 2013 and $76.6 billion at December 31, 2012. This decline is primarily the result of our securitization of loans through issuance of K Certificates and principal repayments, which were partially offset by our purchases of loans for securitization.
We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. We also maintain a reserve for guarantee losses that is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments for which we have incremental credit risk. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $25.0 billion and $30.9 billion at September 30, 2013 and December 31, 2012, respectively, including $24.8 billion and $30.5 billion, respectively, related to single-family loans. At September 30, 2013 and December 31, 2012, our loan loss reserves, as a percentage of our total mortgage portfolio, excluding non-Freddie Mac securities, were 1.4% and 1.7%, respectively, and as a percentage of the UPB associated with our non-performing loans were 20.3% and 23.5%, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for further detail about the mortgage loans and associated allowance for loan losses recorded on our consolidated balance sheets.
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

47	Freddie Mac

Table 26 — Mortgage Loan Purchases and Other Guarantee Commitment Issuances(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	UPB Amount	% of Total	UPB Amount	% of Total	UPB Amount	% of Total	UPB Amount	% of Total
	(dollars in millions)
Mortgage loan purchases and guarantee issuances:
Single-family:
30-year or more amortizing fixed-rate	$67,818	66%	$68,083	62%	$240,929	63%	$185,757	59%
20-year amortizing fixed-rate	5,116	5	7,414	7	18,972	5	22,084	7
15-year amortizing fixed-rate	19,886	19	22,931	21	85,475	23	74,667	24
Adjustable-rate(2)	4,940	5	4,319	4	13,974	4	13,783	4
FHA/VA and other governmental	73	<1	94	<1	225	<1	273	<1
Total single-family(3)	97,833	95	102,841	94	359,575	95	296,564	94
Multifamily	5,266	5	6,810	6	18,800	5	19,222	6
Total mortgage loan purchases and other guarantee commitment issuances(4)	$103,099	100%	$109,651	100%	$378,375	100%	$315,786	100%
Percentage of mortgage purchases and other guarantee commitment issuances with credit enhancements(5)	18%		13%		15%		11%

(1)
Based on UPB. Excludes mortgage loans traded but not yet settled. Excludes the removal of seriously delinquent loans and balloon/reset mortgages from PC trusts. Includes other guarantee commitments associated with mortgage loans. See endnote (4) for further information.

(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7-, and 10-year initial fixed-rate periods. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007.

(3)
Includes $24.8 billion and $21.9 billion of conforming jumbo loan purchases and $0.9 billion and $0.7 billion of conforming jumbo loans underlying other guarantee commitments for the nine months ended September 30, 2013 and 2012, respectively.

(4)
Includes issuances of other guarantee commitments on single-family loans of $8.4 billion and $5.3 billion and issuances of other guarantee commitments on multifamily loans of $0.4 billion and $1.7 billion during the nine months ended September 30, 2013 and 2012, respectively.

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
The table below shows the fair value for each derivative type, the weighted average fixed rate of our pay-fixed and receive-fixed swaps, and the maturity profile of our derivative positions reconciled to the amounts presented on our consolidated balance sheets as of September 30, 2013. A positive fair value in the table below for each derivative type is the estimated amount, prior to netting where allowable, that we would be entitled to receive at that date if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting where allowable, that we would owe at that date if the derivatives of that type were terminated.

48	Freddie Mac

Table 27 — Derivative Fair Values and Maturities

	September 30, 2013
	Notional or Contractual Amount(2)		Fair Value(1)
		Total Fair Value	Less than 1 Year	1 to 3 Years	Greater than 3 and up to 5 Years	In Excess of 5 Years
	(dollars in millions)
Interest-rate swaps:
Receive-fixed:
Swaps	$278,984	$3,950	$163	$937	$1,397	$1,453
Weighted average fixed rate(3)			1.00%	1.10%	1.58%	2.88%
Forward-starting swaps(4)	19,600	185	—	—	53	132
Weighted average fixed rate(3)			—%	—%	1.80%	3.66%
Total receive-fixed	298,584	4,135	163	937	1,450	1,585
Basis (floating to floating)	300	4	—	—	4	—
Pay-fixed:
Swaps	254,919	(10,615)	(85)	(2,682)	(3,243)	(4,605)
Weighted average fixed rate(3)			2.03%	2.52%	3.23%	3.17%
Forward-starting swaps(4)	5,900	(466)	—	—	—	(466)
Weighted average fixed rate(3)			—%	—%	—%	4.08%
Total pay-fixed	260,819	(11,081)	(85)	(2,682)	(3,243)	(5,071)
Total interest-rate swaps	559,703	(6,942)	78	(1,745)	(1,789)	(3,486)
Option-based:
Call swaptions
Purchased	48,890	3,079	2,056	116	559	348
Written	6,195	(325)	(245)	(80)	—	—
Put swaptions
Purchased	37,260	649	169	110	64	306
Other option-based derivatives(5)	25,227	1,170	60	—	—	1,110
Total option-based	117,572	4,573	2,040	146	623	1,764
Futures	17,159	—	—	—	—	—
Foreign-currency swaps	519	30	30	—	—	—
Commitments	26,690	1	1	—	—	—
Swap guarantee derivatives	3,537	(32)	—	(1)	(3)	(28)
Subtotal	725,180	(2,370)	$2,149	$(1,600)	$(1,169)	$(1,750)
Credit derivatives	5,575	(4)
Subtotal	730,755	(2,374)
Derivative interest receivable (payable), net		(818)
Derivative cash collateral (held) posted, net		3,731
Total	$730,755	$539

(1)	Fair value is categorized by maturity based on the period from September 30, 2013 until the contractual maturity of the derivative.

(2)
Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.

(3)	Represents the notional weighted average rate for the fixed leg of the swaps.

(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to twelve years as of September 30, 2013.

(5)	Primarily includes purchased interest-rate caps and floors.

At September 30, 2013, the net fair value of our total derivative portfolio was $539 million, as compared to $479 million at December 31, 2012. The derivative portfolio notional amount decreased to $731 billion at September 30, 2013 compared to $746 billion at December 31, 2012. During the nine months ended September 30, 2013, we changed the mix and balance of products in our derivative portfolio in response to an increase in longer-term interest rates. See “NOTE 9: DERIVATIVES” for the notional or contractual amounts and related fair values of our total derivative portfolio by product type at September 30, 2013 and December 31, 2012, as well as “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged” for information about derivative collateral held and posted.
The table below summarizes the changes in derivative fair values.

49	Freddie Mac

Table 28 — Changes in Derivative Fair Values

	Nine Months Ended September 30,
	2013(1)	2012(2)
	(in millions)
Beginning balance, at January 1 — Net asset (liability)	$(6,896)	$(8,662)
Net change in:
Commitments	28	156
Credit derivatives	—	1
Swap guarantee derivatives	3	1
Other derivatives:(3)
Changes in fair value	4,585	141
Fair value of new contracts entered into during the period(4)	829	5
Contracts realized or otherwise settled during the period	(923)	459
Ending balance, at September 30 — Net asset (liability)	$(2,374)	$(7,899)

(1)	Refer to ‘‘Table 27 — Derivative Fair Values and Maturities’’ for a reconciliation of net fair value to the amounts presented on our consolidated balance sheets as of September 30, 2013.

(2)	At September 30, 2012, fair value in this table excludes derivative interest receivable or (payable), net of $(998) million and derivative cash collateral posted, net of $9.4 billion.

(3)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, and foreign-currency swaps.

(4)	Consists primarily of cash premiums paid or received on options.
See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.
REO, Net
We acquire properties, which are recorded as REO assets on our consolidated balance sheets, typically as a result of borrower defaults (and subsequent foreclosures) on mortgage loans that we own or guarantee. The balance of our REO, net, was $4.4 billion at both September 30, 2013 and December 31, 2012, despite a 4% decline in our REO inventory, due to the positive impact of improvements in home prices in most geographical areas during 2013. The volume of our single-family REO acquisitions in recent periods has been significantly affected by: (a) the length of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying properties to transition to REO; and (b) a high volume of foreclosure alternatives, which result in fewer loans proceeding to foreclosure, and thus fewer properties transitioning to REO. We expect that the length of the foreclosure process will continue to remain above historical levels and may increase further. Additionally, we expect our REO activity to remain at elevated levels, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.
Deferred Tax Assets and Liabilities
We had a net deferred tax asset of $23.9 billion as of September 30, 2013 compared to a net deferred tax asset of $778 million as of December 31, 2012. During the nine months ended September 30, 2013 the change in our net deferred tax asset of $23.2 billion was primarily the result of a valuation allowance release which resulted in a tax benefit. The release is allocated between the third quarter and the fourth quarter of 2013. See "NOTE 12: INCOME TAXES" for additional information.
After weighing all of the evidence at September 30, 2013, we determined that the positive evidence, particularly the evidence that was objectively verifiable, outweighed the negative evidence. Accordingly, we concluded that it is more likely than not that our deferred tax assets will be realized and we have released the valuation allowance against our net deferred tax assets.
The valuation allowance release of $2.4 billion allocated to the fourth quarter of 2013 is expected to be used to offset the estimated tax associated with estimated income expected to be earned during that period. If the actual income before income tax in the fourth quarter of 2013 is greater than our current estimate, we will realize a provision for federal income taxes in that quarter. Conversely, if the actual income before income tax during the fourth quarter of 2013 is lower than our current estimate, we will realize an additional benefit for income taxes in that quarter.
Deferred tax assets reflect timing differences between the recognition of income/expenses under GAAP and the recognition of income/expenses under tax. Deferred tax assets are created when: (a) expenses are recognized under GAAP prior to the corresponding recognition of expenses for tax; and/or (b) income is recognized for tax prior to the corresponding recognition of income for GAAP. The realization of these net deferred tax assets is dependent upon the generation of sufficient

50	Freddie Mac

taxable income of the appropriate character (i.e., ordinary income or capital gains) in the available carryback and carryforward years available under the tax law, which would include reversals of existing taxable temporary differences and liabilities associated with unrecognized tax benefits. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized.
On a quarterly basis, we determine whether a valuation allowance is necessary on our net deferred tax asset. In doing so, we consider all evidence available, both positive and negative, in determining whether, based on the weight of the evidence, it is more likely than not that the deferred tax assets will be realized. In conducting our assessment, we evaluate all available objective evidence including, but not limited to: (a) our three-year cumulative income position as of September 30, 2013; (b) the trend of our financial and tax results; (c) the amount of taxable income reported in our 2012 federal tax return; (d) our tax net operating loss and tax credit carryforwards and the length of carry forward periods available to utilize these assets under current tax law; and (e) our access to capital under the agreements associated with conservatorship. Furthermore, we evaluate all available subjective evidence including, but not limited to: (a) difficulty in predicting unsettled circumstances related to the conservatorship; (b) the amount of our forecasted 2013 taxable income; and (c) forecasts of future book and tax income. Our consideration of the evidence requires significant judgment regarding estimates and assumptions that are inherently uncertain, particularly about our future business structure and financial results.
Our analysis is not permitted to consider the impacts proposed legislation may have on our business operations or the mortgage industry because the timing and certainty of those actions is unknown and beyond our control.
The positive evidence at September 30, 2013, that outweighed the negative evidence included the following:

•	Our three-year cumulative income position as of September 30, 2013;

•	The strong positive trend in our financial performance over the last six quarters, including the quarter ended September 30, 2013;

•	The 2012 taxable income reported in our federal tax return which was filed in the quarter ended September 30, 2013;

•	Our forecasted 2013 and future period taxable income;

•	Our net operating loss carryforwards do not begin to expire until 2030; and

•	The continuing positive trend in the housing market.
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
When comparing evidence available at September 30, 2013 versus June 30, 2013 we noted a number of positive developments. During the quarter ended September 30, 2013, we filed our 2012 federal tax return, which reflected taxable income versus the break-even position forecasted at June 30, 2013. This was our first year reporting taxable income since 2007. Furthermore, we continued an improved trend in earnings with pre-tax income of $6.5 billion for the quarter ended September 30, 2013. Our current base forecast of taxable income also improved resulting in a decline in the number of years of projected income required in order to fully realize our net deferred tax asset. These positive developments in addition to the positive evidence discussed above resulted in our conclusion to release the valuation allowance against our net deferred tax assets.
In future quarters we will continue to evaluate our ability to realize the net deferred tax asset. If evidence in future periods changes such that it is more likely than not that part or all of the net deferred tax asset will not be realized, we will reestablish a valuation allowance at that time. Examples of factors that could affect our assessment are: (a) a significant downturn in the housing markets or economy that negatively impacts our future financial results; (b) changes to our business operations resulting from enacted legislation; and (c) a change in corporate legal structure that would limit our ability to realize the assets under existing tax laws. If we determine that it is appropriate to establish a valuation allowance in the future, it would result in an additional income tax expense and might require additional draws under the Purchase Agreement.
For 2014 we expect that our effective tax rate will approximate the corporate statutory rate which is currently 35%.
Other Assets
Other assets consist of accounts and other receivables, the guarantee asset related to non-consolidated trusts and other guarantee commitments, and other miscellaneous assets. Other assets decreased to $8.0 billion as of September 30, 2013 from $13.8 billion as of December 31, 2012 primarily due to a decrease in servicer receivables resulting from a decrease in mortgage loans paid off by borrowers at the end of the period that had not yet been remitted to us. For more information on other assets, see “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS.”
Total Debt, Net

51	Freddie Mac

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

The table below presents the UPB for Freddie Mac-issued mortgage-related securities by the underlying mortgage product type.

52	Freddie Mac

Table 29 — Freddie Mac Mortgage-Related Securities(1)

	September 30, 2013			December 31, 2012
	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total
	(in millions)
Single-family:
30-year or more amortizing fixed-rate	$1,034,075	$—	$1,034,075	$1,039,439	$—	$1,039,439
20-year amortizing fixed-rate	81,324	—	81,324	78,122	—	78,122
15-year amortizing fixed-rate	292,343	—	292,343	270,032	—	270,032
Adjustable-rate(2)	67,368	—	67,368	68,470	—	68,470
Interest-only(3)	31,095	—	31,095	41,275	—	41,275
FHA/VA and other governmental	3,329	—	3,329	3,084	—	3,084
Total single-family	1,509,534	—	1,509,534	1,500,422	—	1,500,422
Multifamily	—	4,023	4,023	—	4,224	4,224
Total single-family and multifamily	1,509,534	4,023	1,513,557	1,500,422	4,224	1,504,646
Other Guarantee Transactions:
Non-HFA bonds:
Single-family(4)	8,875	3,172	12,047	10,455	3,415	13,870
Multifamily	445	53,635	54,080	448	36,732	37,180
Total Non-HFA bonds	9,320	56,807	66,127	10,903	40,147	51,050
HFA Initiative Bonds:(5)
Single-family	—	3,447	3,447	—	4,827	4,827
Multifamily	—	747	747	—	863	863
Total HFA Initiative Bonds	—	4,194	4,194	—	5,690	5,690
Total Other Guarantee Transactions	9,320	61,001	70,321	10,903	45,837	56,740
REMICs and Other Structured Securities backed by Ginnie Mae certificates(6)	—	570	570	—	654	654
Total Freddie Mac Mortgage-Related Securities	$1,518,854	$65,594	$1,584,448	$1,511,325	$50,715	$1,562,040
Less: Repurchased Freddie Mac Mortgage-Related Securities(7)	(132,417)			(124,066)
Total UPB of debt securities of consolidated trusts held by third parties	$1,386,437			$1,387,259

(1)	Amounts are based on UPB of the securities and exclude mortgage-related securities traded, but not yet settled.

(2)
Includes $0.9 billion and $1.0 billion in UPB of option ARM mortgage loans as of September 30, 2013 and December 31, 2012, respectively. See endnote (4) for additional information on option ARM loans that back our Other Guarantee Transactions.

(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.

(4)
Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $5.7 billion and $6.3 billion in UPB of securities backed by option ARM mortgage loans at September 30, 2013 and December 31, 2012, respectively.

(5)	Consists of bonds we acquired and resecuritized under the NIBP.

(6)	Backed by FHA/VA loans.

(7)
Represents the UPB of repurchased Freddie Mac mortgage-related securities that are consolidated on our balance sheets and includes certain remittance amounts associated with our security trust administration that are payable to third-party mortgage-related security holders. Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 19 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 93% at both September 30, 2013 and December 31, 2012. The UPB of multifamily Other Guarantee Transactions, excluding HFA initiative-related bonds, increased to $54.1 billion as of September 30, 2013 from $37.2 billion as of December 31, 2012, due to multifamily loan securitization activity related to our issuance of K Certificates.
The table below presents additional details regarding our issued and guaranteed mortgage-related securities.

53	Freddie Mac

Table 30 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Beginning balance of debt securities of consolidated trusts held by third parties	$1,389,185	$1,443,223	$1,387,259	$1,452,476
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more amortizing fixed-rate	67,805	69,276	243,603	197,302
20-year amortizing fixed-rate	5,322	8,728	19,220	23,815
15-year amortizing fixed-rate	19,481	23,947	84,585	77,547
Adjustable-rate	4,896	4,230	14,055	13,815
FHA/VA	494	—	494	—
Debt securities of consolidated trusts retained by us at issuance(2)	(10,137)	(15,991)	(33,474)	(27,432)
Net issuances of debt securities of consolidated trusts	87,861	90,190	328,483	285,047
Reissuances of debt securities of consolidated trusts previously held by us(3)	18,012	3,013	39,493	25,665
Total issuances to third parties of debt securities of consolidated trusts	105,873	93,203	367,976	310,712
Extinguishments, net(4)	(108,621)	(132,336)	(368,798)	(359,098)
Ending balance of debt securities of consolidated trusts held by third parties	$1,386,437	$1,404,090	$1,386,437	$1,404,090

(1)	Based on UPB.

(2)	Represents the UPB of mortgage loans that we had purchased for cash, subsequently securitized, and retained in our mortgage-related investments portfolio.

(3)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.

(4)
Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of September 30, 2013 and 2012.

Extinguishments, net decreased during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to a decrease in refinance activity resulting from an increase in interest rates. Total issuances to third parties of debt securities of consolidated trusts increased during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to increased sales from the mortgage-related investments portfolio.
Extinguishments, net and total issuances to third parties of debt securities of consolidated trusts increased during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due significant refinance activity caused by historically low interest rates.
Other Liabilities
Other liabilities consist of servicer liabilities, the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities of $5.9 billion as of September 30, 2013 declined slightly compared to $6.1 billion as of December 31, 2012 primarily due to a decline in servicer liabilities as a result of a decrease in the population of seriously delinquent loans. See “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.
Total Equity (Deficit)
The table below presents the changes in total equity (deficit) and certain capital-related disclosures.

54	Freddie Mac

Table 31 — Changes in Total Equity (Deficit)

	Three Months Ended					Nine Months Ended
	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012	9/30/2013
	(in millions)
Beginning balance	$7,357	$9,971	$8,827	$4,907	$1,086	$8,827
Net income	30,486	4,988	4,581	4,457	2,928	40,055
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	(127)	(717)	2,280	1,261	2,599	1,436
Changes in unrealized gains (losses) related to cash flow hedge relationships(1)	76	84	90	94	102	250
Changes in defined benefit plans	2	2	20	(84)	1	24
Comprehensive income	30,437	4,357	6,971	5,728	5,630	41,765
Capital draw funded by Treasury	—	—	—	—	—	—
Senior preferred stock dividends declared	(4,357)	(6,971)	(5,827)	(1,808)	(1,809)	(17,155)
Other	(1)	—	—	—	—	(1)
Total equity (deficit)/Net worth	$33,436	$7,357	$9,971	$8,827	$4,907	$33,436
Aggregate draws under the Purchase Agreement (as of period end)(2)	$71,336	$71,336	$71,336	$71,336	$71,336	$71,336
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$40,909	$36,552	$29,581	$23,754	$21,946	$40,909

(1)	Represents the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.

(2)
Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. Under the Purchase Agreement, the payment of dividends cannot be used to reduce prior draws from Treasury.

At September 30, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the third quarter of 2013. We paid cash dividends to Treasury of $17.2 billion during the nine months ended September 30, 2013. Based on our Net Worth Amount at September 30, 2013, our dividend obligation to Treasury in December 2013 will be $30.4 billion.
Our available-for-sale securities net unrealized loss was $8 million and $1.4 billion at September 30, 2013 and December 31, 2012, respectively. This $1.4 billion improvement in AOCI was primarily due to fair value gains related to: (a) the impact of spread tightening on our non-agency mortgage-related securities; and (b) the movement of our single-family non-agency mortgage-related securities with unrealized losses towards maturity.
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

55	Freddie Mac

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
Conditions in the mortgage market improved in most geographical areas during the first nine months of 2013. However, many single-family mortgage loans, especially those originated from 2005 through 2008, have been adversely affected by the compounding pressures on household wealth caused by significant declines in home values during the housing crisis that began in 2006 and the ongoing weak employment environment in many areas. The UPB of our single-family non-performing loans has declined but remained at elevated levels during the first nine months of 2013 compared to our historical experience.
The table below presents certain credit information about loans in our single-family credit guarantee portfolio by year of origination as of September 30, 2013 and for the nine months ended September 30, 2013.
Table 32 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	At September 30, 2013						Nine Months Ended September 30, 2013
	Percent of Portfolio	Average Credit Score(2)	Original LTV Ratio	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate(5)	Percent of Credit Losses
Year of Origination
2013	18%	749	75%	74%	9%	0.02%	—%
2012	24	754	78	70	9	0.15	2
2011	11	751	72	63	3	0.37	1
2010	11	750	72	64	3	0.63	3
2009	9	748	71	65	3	1.05	3
Combined-2009 to 2013	73	751	75	68	7	0.36	9
2008	3	715	74	81	18	7.05	10
2007	5	696	77	97	42	11.73	35
2006	4	702	75	94	38	10.61	23
2005	5	709	73	80	20	6.86	14
Combined-2005 to 2008	17	704	75	89	31	9.15	82
2004 and prior	10	712	72	51	3	3.29	9
Total	100%	739	74	70	11	2.58	100%

(1)
Based on the loans remaining in the portfolio at September 30, 2013, which totaled $1.7 trillion, rather than all loans originally guaranteed by us and originated in the respective year. Includes loans acquired under our relief refinance initiative, which began in 2009.

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
Improvement in home prices in many areas of the U.S. during the first nine months of 2013 generally led to improved current LTV ratios of the loans in our portfolio as of September 30, 2013. However, we estimate that as of September 30, 2013 and December 31, 2012, approximately 31% and 42%, respectively, of the loans originated in 2005 through 2008 that remained in our single-family credit guarantee portfolio as of those dates had current LTV ratios greater than 100%. Loans with current LTV ratios greater than 100% comprised 11% and 15%, of our single-family credit guarantee portfolio, based on UPB at September 30, 2013 and December 31, 2012, respectively, and comprised approximately 72% and 83% of our credit losses recognized in the first nine months of 2013 and 2012, respectively. For the loans in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 80%, the borrowers had a weighted average credit score at origination of 722 at both September 30, 2013 and December 31, 2012.
As of September 30, 2013, 7.8% of the total number of single-family loans we purchased or guaranteed that were originated in 2005 to 2008 had been foreclosed or completed a short sale transaction resulting in a loss (before consideration of recoveries). In addition, approximately 9.2% of loans originated in those years that remained in our single-family guarantee portfolio as of September 30, 2013 were seriously delinquent. We believe the gradual replacement of the loans originated in

56	Freddie Mac

2005 to 2008 has positively impacted the payment performance of our single-family credit guarantee portfolio. However, the rate at which this replacement is occurring continues to be negatively affected by a low volume of new purchase mortgage originations and a lengthy foreclosure process in many states.
Characteristics of the Single-Family Credit Guarantee Portfolio
The average UPB of loans in our single-family credit guarantee portfolio was approximately $154,000 and $151,000 at September 30, 2013 and December 31, 2012, respectively. We purchased loans or issued other guarantee commitments for approximately 472,000 and 491,000 single-family loans totaling $97.8 billion and $102.8 billion of UPB during the third quarters of 2013 and 2012, respectively. Our single-family credit guarantee portfolio predominately consists of first-lien, fixed-rate mortgage loans secured by the borrower’s primary residence. Approximately 95% and 96% of the single-family mortgages we purchased or guaranteed in the three and nine months ended September 30, 2013, respectively, were first-lien, fixed-rate amortizing mortgages, based on UPB, and the remainder were first-lien, ARM mortgage loans. Approximately 76% of the single-family mortgages we purchased or guaranteed in the first nine months of 2013 were refinance mortgages, including approximately 24% that were relief refinance mortgages, based on UPB.
The credit quality of the single-family loans we acquired beginning in 2009 (excluding HARP and other relief refinance mortgages) is significantly better than that of loans we acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with fully documented income. Mortgages originated after 2008, including HARP and other relief refinance loans, comprised an increasing proportion of the portfolio during the first nine months of 2013, and the proportion of loans originated prior to 2009 within the portfolio continued to decline.
The percentage of home purchase loans in our loan acquisition volume was at low levels and refinance loan activity was high during the first half of 2013. During the third quarter and first nine months of 2013, we purchased or guaranteed more than 324,000 and 1.37 million, respectively, of single-family loans that were refinance mortgages, totaling $63.9 billion and $274.9 billion in UPB, respectively. Our purchases of refinance mortgages declined for the two most recent quarters, which we believe was primarily a result of higher mortgage interest rates. As of September 30, 2013 and December 31, 2012, there were approximately 10.7 million and 10.9 million loans, respectively, in our single-family credit guarantee portfolio, including 2.0 million and 1.6 million relief refinance mortgages, respectively.
The tables below provide additional characteristics of single-family mortgage loans purchased during the nine months ended September 30, 2013 and 2012, and of our single-family credit guarantee portfolio at September 30, 2013 and December 31, 2012.

57	Freddie Mac

Table 33 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio(1)

	Percent of Purchases During the Nine Months Ended September 30,
	2013			2012
	Relief Refi	All Other	Total	Relief Refi	All Other	Total
Original LTV Ratio Range
60% and below	4%	20%	24%	4%	21%	25%
Above 60% to 70%	2	13	15	2	12	14
Above 70% to 80%	3	31	34	3	29	32
Above 80% to 100%	7	12	19	9	7	16
Above 100% to 125%	5	—	5	8	—	8
Above 125%	3	—	3	5	—	5
Total	24%	76%	100%	31%	69%	100%
Weighted average original LTV ratio	91%	70%	75%	98%	68%	77%
Credit Score(2)
740 and above	12%	55%	67%	18%	54%	72%
700 to 739	5	14	19	6	11	17
660 to 699	4	6	10	4	4	8
620 to 659	2	1	3	2	—	2
Less than 620	1	—	1	1	—	1
Not available	—	—	—	—	—	—
Total	24%	76%	100%	31%	69%	100%
Weighted average credit score:
Total mortgages	728	757	750	740	763	756

	Percent of Purchases During the Nine Months Ended September 30,
	2013	2012
Loan Purpose
Purchase	24%	18%
Cash-out refinance	16	14
Other refinance(3)	60	68
Total	100%	100%
Property Type
Detached/townhome(4)	93%	94%
Condo/Co-op	7	6
Total	100%	100%
Occupancy Type
Primary residence	88%	91%
Second/vacation home	4	4
Investment	8	5
Total	100%	100%

(1)	Percentages are based on the UPB of the single-family credit guarantee portfolio.

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

(4)
Includes manufactured housing and homes within planned unit development communities. The UPB of manufactured housing mortgage loans purchased during the nine months ended September 30, 2013 and 2012 was $615 million and $472 million, respectively.

58	Freddie Mac

Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Portfolio Balance at(2)
	September 30, 2013	December 31, 2012
Original LTV Ratio Range
60% and below	22%	22%
Above 60% to 70%	15	15
Above 70% to 80%	38	40
Above 80% to 100%	19	18
Above 100%	6	5
Total	100%	100%
Weighted average original LTV ratio	74%	74%
Estimated Current LTV Ratio Range(3)
60% and below	33%	28%
Above 60% to 70%	17	14
Above 70% to 80%	20	21
Above 80% to 90%	12	13
Above 90% to 100%	7	9
Above 100% to 120%	6	8
Above 120%	5	7
Total	100%	100%
Weighted average estimated current LTV ratio:
Relief refinance mortgages(4)	82%	83%
All other mortgages	67	74
Total mortgages	70	75
Credit Score(5)
740 and above	58	56
700 to 739	20	21
660 to 699	13	14
620 to 659	6	6
Less than 620	3	3
Not available	<1	<1
Total	100%	100%
Weighted average credit score:
Relief refinance mortgages(4)	736	741
All other mortgages	740	736
Total mortgages	739	737
Loan Purpose
Purchase	25%	27%
Cash-out refinance	22	24
Other refinance(6)	53	49
Total	100%	100%
Property Type
Detached/townhome(7)	92%	92%
Condo/Co-op	8	8
Total	100%	100%
Occupancy Type
Primary residence	90%	90%
Second/vacation home	4	5
Investment	6	5
Total	100%	100%

(1)
Ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $1 billion at both September 30, 2013 and December 31, 2012 are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.

(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.

(3)
The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time.

(4)	Relief refinance mortgages of all LTV ratios comprised approximately 20% and 18% of our single-family credit guarantee portfolio by UPB as of September 30, 2013 and December 31, 2012, respectively.

59	Freddie Mac

(5)
Credit score data is based on FICO scores, which are ranked on a scale of approximately 300 to 850 points. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of the borrowers’ current creditworthiness. Excludes less than 1% of loans in the portfolio because the FICO scores at origination were not available at September 30, 2013.

(6)
Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.

(7)	Includes manufactured housing and homes within planned unit development communities.
An increase in the estimated current LTV ratio of a loan indicates that the borrower’s equity in the home has declined, and can negatively affect the borrower’s ability to refinance or sell the property for an amount at or above the balance of the outstanding mortgage loan. Based on our historical experience, there is an increase in borrower default risk as LTV ratios increase. Due to our participation in HARP, we purchase a significant number of loans that have LTV ratios over 100%. HARP loans with LTV ratios over 100% represented 8% and 13% of our single-family mortgage purchases in the first nine months of 2013 and 2012, respectively. The percentage of mortgages in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was 11% and 15% at September 30, 2013 and December 31, 2012, respectively, and the serious delinquency rate for these loans was 10.5% and 12.7%, respectively. The portion of our single-family credit guarantee portfolio with current LTV ratios greater than 100% declined during 2013 primarily due to improving home prices during the period.
Attribute Combinations
Certain combinations of loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $12.8 billion and $12.0 billion at September 30, 2013 and December 31, 2012, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. We continue to purchase certain of these loans if they are covered by credit enhancements for the UPB in excess of 80% or if they are HARP loans. Certain mortgage product types, including interest-only or option ARM loans, have features that may also add to credit risk. See “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about certain attribute combinations of our single-family mortgage loans.
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
Interest-Only Loans
Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only loans represented approximately 2% and 3% of the UPB of our single-family credit guarantee portfolio at September 30, 2013 and December 31, 2012, respectively. We discontinued purchasing such loans on September 1, 2010. The balance of these loans has declined significantly in recent years as many of these borrowers have repaid their loans, completed foreclosure transfers or foreclosure alternatives, refinanced or received loan modifications into an amortizing loan product (and thus these loans are no longer classified as interest-only loans).
Option ARM Loans
Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. At both September 30, 2013 and December 31, 2012, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $5.7 billion and $6.3 billion of option ARM securities underlying certain of our Other Guarantee Transactions at September 30, 2013 and December 31, 2012, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation within this Form 10-Q and elsewhere in our reporting, they could exhibit similar credit performance

60	Freddie Mac

to collateral identified as subprime or Alt-A. For reporting purposes, loans within the option ARM category continue to be presented in that category following a modification of the loan, even though the modified loan no longer provides for optional payment provisions. As of September 30, 2013 and December 31, 2012, approximately 10.3% and 8.1%, respectively, of the option ARM loans within our single-family credit guarantee portfolio had been modified. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Conforming Jumbo Loans
For loans originated after September 30, 2011, conforming jumbo loans on a one-family residence have UPB at origination that is greater than $417,000 and up to $625,500 in certain “high-cost” areas. We purchased or guaranteed $25.7 billion and $22.6 billion of conforming jumbo loans during the nine months ended September 30, 2013 and 2012, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of September 30, 2013 and December 31, 2012 was $66.6 billion and $57.0 billion, and comprised 4% and 3% of the portfolio, respectively. The average size of these loans was approximately $521,000 and $530,000 at September 30, 2013 and December 31, 2012, respectively. See “BUSINESS — Our Business” in our 2012 Annual Report for further information on the conforming loan limits.
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
Subprime Loans
Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information). In addition, we estimate that approximately $1.9 billion and $2.0 billion of security collateral underlying our Other Guarantee Transactions at September 30, 2013 and December 31, 2012, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At September 30, 2013 and December 31, 2012, we held $40.8 billion and $44.4 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. Approximately 4% and 5% of these securities were investment grade at September 30, 2013 and December 31, 2012, respectively. The credit performance of loans underlying these securities deteriorated significantly since 2008. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Alt-A Loans
Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $60.0 billion as of September 30, 2013 from $73.7 billion as of December 31, 2012 primarily due to refinancing into other mortgage products, foreclosure transfers, and other liquidation events. For reporting purposes, loans within the Alt-A category continue to be reported in that category following a modification of the loan, even though the borrower may have provided full documentation of assets and income before completing the modification. As of September 30, 2013 and December 31, 2012, approximately 15.2% and 11.8%, respectively, of the Alt-A loans within our single-family credit guarantee portfolio had completed a modification. As of September 30, 2013, for Alt-A loans in our single-family credit guarantee portfolio, the average FICO score at origination was 711. Although Alt-A mortgage loans comprised approximately 4% of our single-family credit guarantee portfolio as of September 30, 2013, these loans represented approximately 38% and 25% of our credit losses during the three and nine months ended September 30, 2013, respectively.
Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009, we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative;

61	Freddie Mac

or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to September 30, 2013, we have purchased approximately $27.8 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $5.7 billion during the nine months ended September 30, 2013.
We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At September 30, 2013 and December 31, 2012, we held investments of $11.8 billion and $14.8 billion in UPB, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans. Approximately 5% and 9% of these securities were categorized as investment grade at September 30, 2013 and December 31, 2012, respectively. The credit performance of loans underlying these securities deteriorated significantly since 2008. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
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

62	Freddie Mac

Table 35 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of September 30, 2013
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$364.5	95%	7.9%	5.8%
Categories (individual characteristics):
Alt-A	60.0	89	15.2	10.7
Interest-only(5)	37.4	95	0.3	13.5
Option ARM(6)	6.6	89	10.3	13.3
Original LTV ratio greater than 90%, non-HARP mortgages	100.5	92	10.1	6.1
Original LTV ratio greater than 90%, HARP mortgages	151.9	105	0.4	0.9
Lower FICO scores at origination (less than 620)(7)	48.5	84	16.7	10.4

	As of December 31, 2012
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$355.3	101%	7.6%	7.5%
Categories (individual characteristics):
Alt-A	73.7	100	11.8	11.4
Interest-only(5)	50.2	110	0.3	16.3
Option ARM(6)	7.3	105	8.1	16.3
Original LTV ratio greater than 90%, non-HARP mortgages	98.5	100	9.4	7.8
Original LTV ratio greater than 90%, HARP mortgages	120.4	108	0.2	1.0
Lower FICO scores at origination (less than 620)(7)	50.9	89	15.3	12.2

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan.

(2)	See endnote (3) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.

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

(7)	See endnote (2) to “Table 33 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio” for information on our presentation of FICO scores.
The total UPB of loans in our single-family credit guarantee portfolio with one or more of these higher-risk characteristics was $364.5 billion and $355.3 billion as of September 30, 2013 and December 31, 2012, respectively, and comprised approximately 22% of the portfolio at both dates. The serious delinquency rates associated with loans with one or more of the above characteristics declined to 5.8% as of September 30, 2013 from 7.5% as of December 31, 2012.
A significant portion of the loans in the higher-risk categories presented in the table above were originated in 2005 through 2008. We have fully discontinued purchases of Alt-A (effective March 1, 2009), interest-only (effective September 1, 2010), and option ARM (since 2007) loans. The UPB of loans with one or more of these higher-risk characteristics in our single-family credit guarantee portfolio increased during the first nine months of 2013 primarily due to increased purchases of loans with original LTV ratios greater than 90% resulting from significant HARP activity. The balance of our non-HARP mortgages with original LTV ratios greater than 90% increased $2.0 billion from December 31, 2012 to September 30, 2013, since we continue to purchase certain of these loans if they are covered by credit enhancements for the UPB in excess of 80%. We also continue to purchase single-family loans with FICO scores below 620 in limited amounts if they meet our underwriting standards.
Credit Enhancements
The use of credit enhancements is intended to mitigate some of our potential credit losses. Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests (subject to certain exceptions, such as discussed below with respect to HARP). As guarantor, we remain

63	Freddie Mac

responsible for the payment of principal and interest if mortgage insurance or other credit enhancements do not provide full reimbursement for covered losses. Our credit losses could increase if an entity that provides credit enhancement fails to fulfill its obligation (e.g., a mortgage insurer fails to pay a claim), as this would reduce the amount of our credit loss recoveries.
The 2013 Conservatorship Scorecard contains a goal for us to demonstrate the viability of multiple types of risk transfer transactions involving single-family mortgages with at least $30 billion in aggregate UPB, subject to certain limitations. These transactions are intended to shift mortgage credit risk from us to private capital investors. In July 2013, we executed one transaction representing $22.5 billion of UPB, of which we believe $18.5 billion qualifies toward this goal. A second transaction, representing $35.3 billion of UPB, is scheduled to settle on November 12, 2013. We plan to execute an additional risk transfer transaction in the fourth quarter of 2013.
At both September 30, 2013 and December 31, 2012, our credit-enhanced mortgages represented 13% of our single-family credit guarantee portfolio, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative, based on UPB. Our financial guarantees backed by Ginnie Mae Certificates and HFA bonds under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant. In recent periods, the percentage of our single-family loan purchases with credit enhancement coverage has been affected by high volumes of refinance activity. Refinance loans (other than HARP loans) typically have lower LTV ratios than home purchase loans, and are more likely to have an LTV ratio below 80% and not require credit protection as specified in our charter. Under HARP, we allow eligible borrowers who have mortgages with current LTV ratios over 80% to refinance their mortgages without obtaining new mortgage insurance in excess of the insurance coverage that was already in place.
We recognized recoveries from credit enhancements (excluding recoveries that represent reimbursements for our expenses, including REO operations expenses) of $1.2 billion and $1.0 billion that reduced our charge-offs of single-family loans during the nine months ended September 30, 2013 and 2012, respectively. Substantially all of these amounts represent recoveries associated with our primary and pool mortgage insurance policies. REO operations income (expenses) included recoveries from credit enhancements of $139 million and $88 million during the nine months ended September 30, 2013 and 2012, respectively, primarily associated with our primary and pool mortgage insurance policies. During the third quarter of 2013, we entered into an agreement with one of our mortgage insurers to resolve outstanding and future primary mortgage insurance claims related to certain loans. We recognized recoveries of $0.2 billion in the third quarter of 2013 related to this agreement. As a result, our recoveries in the three and nine months ended September 30, 2013 were higher than they otherwise would have been without this agreement.
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
Single-Family Loan Workouts and the MHA Program
Loan workout activities are a key component of our loss mitigation strategy for managing and resolving troubled assets and lowering credit losses. Our loan workouts consist of: (a) forbearance agreements; (b) repayment plans; (c) loan modifications; and (d) foreclosure alternatives (i.e., short sales or deed in lieu of foreclosure transactions). Our single-family loss mitigation strategy emphasizes early intervention by servicers in delinquent mortgages and provides alternatives to foreclosure. In connection with our loss mitigation efforts, we participate in the MHA Program, which is primarily designed to help in the housing recovery, promote liquidity and housing affordability, and expand foreclosure prevention efforts. HAMP and HARP are key components of the MHA Program. See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Loss Mitigation and Loan Workout Activities” in our 2012 Annual Report for more information on the MHA Program and our loss mitigation activities, including a description of our loan workouts (e.g., HAMP) and HARP. During the first nine months of 2013, we helped approximately 128,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, including HAMP, and we completed approximately 64,000 foreclosures. We bear the full costs associated with our loan workouts and foreclosure alternatives on mortgages that we own or guarantee, including the cost of any monthly payment reductions, and do not receive any reimbursement from Treasury.
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

64	Freddie Mac

delinquent. This initiative was implemented in July 2013 (with earlier adoption permitted), and it is scheduled to expire on December 31, 2015. Borrowers are not required to apply for assistance or provide income or hardship documentation. However, they must complete a trial period of at least three months prior to being offered a permanent modification, which will provide the same mortgage terms as the non-HAMP standard modification. We expect that our new streamlined modification initiative will cause our non-HAMP modification volume to continue to increase in the fourth quarter of 2013 and into the first half of 2014.
During the third quarter of 2013, approximately 20,500 borrowers having loans with aggregate UPB of $4.3 billion completed modifications, and, as of September 30, 2013, approximately 34,000 borrowers were in the modification trial period. For information about the percentage of completed loan modifications that remained current, see “Table 38 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing.”
The portion of our modification volume that was HAMP-related declined and the portion of modifications that were non-HAMP-related increased in the first nine months of 2013 compared to the first nine months of 2012. We attribute this shift in the composition of our modification volume to both the availability of our non-HAMP modifications and the fact that a large number of the borrowers that were eligible for HAMP have already completed a modification or attempted but failed to complete the modification.
Based on information provided by the MHA Program administrator, our servicers had completed more than 235,000 loan modifications under HAMP from the introduction of the initiative in 2009 through September 30, 2013, compared to approximately 217,000 cumulative HAMP completions as of December 31, 2012. According to the administrator, the number of our loans in the HAMP trial period declined to 5,452 as of September 30, 2013 from 9,440 as of December 31, 2012.
As of September 30, 2013, the borrower’s monthly payment for all of our completed HAMP modifications was reduced on average by an estimated $532, which amounts to an average of $6,384 per year, and a total of $1.5 billion in annual reductions (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification). As of September 30, 2013, the percentage of our HAMP modifications that were completed in 2009, 2010, 2011, and 2012 or thereafter that subsequently became seriously delinquent, proceeded to foreclosure transfer, completed a short sale, or were remodified was approximately 27%, 25%, 18%, and 8%, respectively.
The costs we incur related to HAMP have been, and will likely continue to be significant. We incurred $26 million and $84 million of servicer incentive expenses on HAMP loans during the three and nine months ended September 30, 2013, respectively, as compared to $43 million and $142 million of such incentives during the three and nine months ended September 30, 2012, respectively. We also incur certain incentives for borrowers that comply with HAMP, which are included within our benefit (provision) for credit losses on our consolidated statements of comprehensive income. The servicer incentive costs we incur related to our non-HAMP modifications may also be significant. We recently announced that we will be discontinuing certain servicer incentive fees for HAMP modifications completed on or after April 1, 2014.
Many of our HAMP loans have provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of one percent per year (or such lesser amount as may be needed) until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. Certain of our other non-HAMP loan modifications have similar features and collectively, we refer to these types of loans as “step-rate modified loans”. The risk of default may increase for borrowers with step-rate modified loans due to the increase in monthly payments resulting from these scheduled increases in the contractual interest rate of the loan. A significant number of HAMP loan modifications were completed in 2010 and these loans will begin to experience their scheduled interest rate increases in 2015. As of September 30, 2013, the average current contractual interest rate for all step-rate modified loans was 2.3% and the average final interest rate that these loans are scheduled to reach in the future was 4.5%.

65	Freddie Mac

The table below presents information about step-rate modified loans.
Table 36 — Step-Rate Modified Loans(1)

	As of September 30, 2013		Year of Payment Change(3)
	UPB	Serious Delinquency(2)	2014	2015	2016	2017 and After
	(in billions, except rates)
Year of completed modification:
2009	$4.4	11%	$4.4	$4.1	$3.7	$0.9
2010	18.8	12		18.8	17.3	15.2
2011	10.8	11			10.8	9.8
2012 and after	10.1	6				10.1
Total	$44.1	10%	$4.4	$22.9	$31.8	$36.0

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

Loan Workout Volumes and Modification Performance
The table below presents single-family loan workout volumes, serious delinquency rates, and foreclosure volumes for the three and nine months ended September 30, 2013 and 2012.

66	Freddie Mac

Table 37 — Single-Family Loan Workout, Serious Delinquency, and Foreclosure Volumes(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances
	(dollars in millions)
Home retention actions:
Loan modifications
with no change in terms(2)	43	$6	17	$3	127	$15	501	$91
with term extension	2,161	200	1,316	34	4,310	347	2,957	273
with reduction of contractual interest rate and, in certain cases, term extension	11,678	1,679	10,590	1,481	33,966	4,768	28,529	4,830
with rate reduction, term extension and principal forbearance	6,659	2,405	8,941	2,988	22,028	7,666	17,696	5,611
Total loan modifications(3)	20,541	4,290	20,864	4,506	60,431	12,796	49,683	10,805
Repayment plans(4)	6,603	926	7,099	1,006	21,515	3,016	26,386	3,754
Forbearance agreements(5)	2,586	488	2,190	405	8,888	1,730	10,584	2,107
Total home retention actions	29,730	5,704	30,153	5,917	90,834	17,542	86,653	16,666
Foreclosure alternatives:
Short sale	10,230	2,223	14,055	3,140	35,211	7,717	38,388	8,610
Deed in lieu of foreclosure transactions	768	125	328	59	1,671	270	771	134
Total foreclosure alternatives	10,998	2,348	14,383	3,199	36,882	7,987	39,159	8,744
Total single-family loan workouts	40,728	$8,052	44,536	$9,116	127,716	$25,529	125,812	$25,410
Seriously delinquent loan additions	58,176		76,104		180,481		232,823
Single-family foreclosures(6)	21,644		26,039		64,158		81,043
Seriously delinquent loans, at period end	276,124		369,595		276,124		369,595

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

(4)
Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes borrowers that are actively repaying past due amounts under a repayment plan, which totaled 17,089 and 16,713 borrowers as of September 30, 2013 and 2012, respectively.

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

Although the balance of seriously delinquent loans has declined during 2013, our loan modification volume remained high in both the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. We expect loan modification volume will continue to remain high, as compared to our historical experience, in the fourth quarter of 2013 due to the impact of our streamlined modification initiative as well as the large number of borrowers that were in the modification trial period at September 30, 2013 that we expect will successfully complete the trial period during the fourth quarter.
The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $80 billion as of September 30, 2013 from $75 billion as of December 31, 2012. The number of modified loans in our single-family credit guarantee portfolio continued to increase and such loans comprised approximately 3.7% and 3.4% of our single-family credit guarantee portfolio as of September 30, 2013 and December 31, 2012, respectively. For the nine months ended September 30, 2013, approximately 59% of our loan modifications related to loans which were 180 days or more delinquent prior to the modification effective date. The estimated weighted average current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 102% at September 30, 2013. The serious delinquency rate on these loans was 13.9% as of September 30, 2013.

67	Freddie Mac

The volume of short sale transactions remained at elevated levels in the three and nine months ended September 30, 2013 compared to our historical experience. However, our short sale activity has declined for the two most recent quarters, which we believe is due to increasing interest rates and strengthening home prices in most geographical areas.
The table below presents the percentage of modified single-family loans that were current and performing in each of the last eight quarterly periods.

Table 38 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing(1)

	Quarter of Loan Modification Completion(2)
HAMP loan modifications:	2Q 2013	1Q 2013	4Q 2012	3Q 2012	2Q 2012	1Q 2012	4Q 2011	3Q 2011
Time since modification:
3 to 5 months	88%	89%	88%	87%	89%	89%	89%	86%
6 to 8 months		85	85	85	85	84	85	84
9 to 11 months			83	82	84	81	81	81
12 to 14 months				80	81	81	79	78
15 to 17 months					80	79	79	76
18 to 20 months						77	77	76
21 to 23 months							76	75
24 to 26 months								74

	Quarter of Loan Modification Completion(2)
Non-HAMP loan modifications:	2Q 2013	1Q 2013	4Q 2012	3Q 2012	2Q 2012	1Q 2012	4Q 2011	3Q 2011
Time since modification:
3 to 5 months	83%	84%	83%	82%	84%	72%	78%	73%
6 to 8 months		78	79	79	79	64	69	70
9 to 11 months			75	75	77	60	62	64
12 to 14 months				72	74	62	58	59
15 to 17 months					71	59	59	56
18 to 20 months						56	57	56
21 to 23 months							56	54
24 to 26 months								54

	Quarter of Loan Modification Completion(2)
Total (HAMP and Non-HAMP):	2Q 2013	1Q 2013	4Q 2012	3Q 2012	2Q 2012	1Q 2012	4Q 2011	3Q 2011
Time since modification:
3 to 5 months	85%	86%	85%	84%	87%	85%	86%	81%
6 to 8 months		81	81	82	83	80	80	79
9 to 11 months			78	78	81	77	75	75
12 to 14 months				76	78	76	73	71
15 to 17 months					77	74	73	69
18 to 20 months						73	71	69
21 to 23 months							70	67
24 to 26 months								67

(1)	Represents the percentage of loans that are current and performing (no payment is 30 days or more past due) or have been paid in full. Excludes loans in modification trial periods.

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

68	Freddie Mac

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

Although refinancing activity moderated in the third quarter of 2013, relief refinance activity remained high in the first nine months of 2013 driven by relatively low interest rates compared to historical levels and the changes to the HARP program noted above. The following table provides information about the volume of our relief refinance purchases during the nine months ended September 30, 2013 and 2012 as well as information about the balance and serious delinquency rates of these loans as of September 30, 2013 and December 31, 2012.

69	Freddie Mac

Table 39 — Single-Family Relief Refinance Loans(1)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	UPB	Number of Loans	Average Loan Balance(2)	UPB	Number of Loans	Average loan Balance(2)
	(dollars in millions, except for average loan balances)
Purchases of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$10,494	56,282	$186,000	$15,253	73,000	$209,000
Above 100% to 125% LTV ratio	18,511	96,626	192,000	22,356	108,162	207,000
Above 80% to 100% LTV ratio	25,944	144,037	180,000	27,494	140,856	195,000
Other (80% and below LTV ratio)	31,689	233,575	136,000	25,356	173,550	146,000
Total relief refinance mortgages	$86,638	530,520	163,000	$90,459	495,568	183,000

	As of September 30, 2013			As of December 31, 2012
	UPB	Number of Loans	Serious Delinquency Rate	UPB	Number of Loans	Serious Delinquency Rate
	(dollars in millions)
Balance of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$29,856	152,998	0.73%	$20,163	98,371	0.29%
Above 100% to 125% LTV ratio	67,264	335,339	1.00	52,761	251,497	1.20
Above 80% to 100% LTV ratio	113,704	597,374	0.86	100,122	499,125	1.00
Other (80% and below LTV ratio)	126,794	916,290	0.31	114,164	774,212	0.32
Total relief refinance mortgages	$337,618	2,002,001	0.62%	$287,210	1,623,205	0.66%

(1)
Consists of all single-family relief refinance mortgage loans that we either purchased or guaranteed during the period, including those associated with other guarantee commitments and Other Guarantee Transactions.

(2)	Rounded to the nearest thousand.
For more information on the composition of our single-family credit guarantee portfolio, see "Table 2 — Single-Family Mortgage Loan Purchases and Other Guarantee Commitment Issuances, by Loan Purpose" and "Table 3 — Single-Family Credit Guarantee Portfolio Summary."
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
Our serious delinquency rates have been affected by delays, including those due to increases in foreclosure process timeframes, general constraints on servicer capacity (which affects the rate at which servicers modify or foreclose upon loans), and court backlogs (in states that require a judicial foreclosure process). As of both September 30, 2013 and December 31, 2012, the percentage of seriously delinquent loans that have been delinquent for more than six months was 72%, and most of these loans have been delinquent for longer than one year. Loans that have been delinquent for more than a year are more challenging to resolve as many of these borrowers: (a) may not be in contact with the servicer; (b) may not be eligible for modifications; or (c) are in geographic areas where the foreclosure process has lengthened or is subject to judicial review. The

70	Freddie Mac

longer a loan remains delinquent, the greater the associated costs we incur, in part due to expenses associated with loss mitigation and foreclosure.
The table below presents serious delinquency rates and information about seriously delinquent loans in our single-family credit guarantee portfolio.
Table 40 — Single-Family Serious Delinquency Statistics

	As of September 30, 2013			As of December 31, 2012
	Percentage of Portfolio		Serious Delinquency Rate	Percentage of Portfolio		Serious Delinquency Rate
Credit Protection:
Non-credit-enhanced	87%		2.20%	87%		2.66%
Credit-enhanced(1)	13		5.20	13		7.34
Total(2)	100%		2.58	100%		3.25

	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate
State:(3)(4)
Florida	48,825	18%	7.26%	69,034	20%	9.87%
New York	21,986	8	4.51	22,592	6	4.59
New Jersey	20,172	7	6.45	21,742	6	6.87
California	17,997	7	1.51	27,620	8	2.34
Illinois	17,007	6	3.05	22,923	7	4.08
All others	147,484	54	1.97	185,683	53	2.45
Total	273,471	100%		349,594	100%

	# of Seriously Delinquent Loans	Percent		# of Seriously Delinquent Loans	Percent
Aging, by locality:(4)
Judicial review states:(5)
Less than or equal to 1 year	60,943	22%		79,422	23%
More than 1 year and less than or equal to 2 years	33,756	12		50,506	14
More than 2 years	67,306	25		77,766	22
Non-judicial states:(5)
Less than or equal to 1 year	66,405	25		87,641	25
More than 1 year and less than or equal to 2 years	22,063	8		30,435	9
More than 2 years	22,998	8		23,824	7
Combined:(5)
Less than or equal to 1 year	127,348	47		167,063	48
More than 1 year and less than or equal to 2 years	55,819	20		80,941	23
More than 2 years	90,304	33		101,590	29
Total	273,471	100%		349,594	100%

(1)	See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.

(2)	As of September 30, 2013 and December 31, 2012, approximately 63% and 68%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

(3)	Represent the states with the highest number of seriously delinquent loans as of September 30, 2013.

(4)	Excludes loans underlying certain single-family Other Guarantee Transactions since the geographic information is not available to us for these loans.

(5)
For this presentation, the states and territories classified as having a judicial foreclosure process consist of: CT, DE, FL, HI, IA, IL, IN, KS, KY, LA, ME, ND, NE, NJ, NM, NY, OH, OK, PA, PR, SC, SD, VI, VT, and WI. All other states are classified as having a non-judicial foreclosure process.

The serious delinquency rate of our single-family credit guarantee portfolio declined to 2.58% as of September 30, 2013 (which is the lowest level since April 2009) from 3.25% as of December 31, 2012, continuing the trend of improvement that began in 2010. As of September 30, 2013, our serious delinquency rate for the aggregate of those states that require a judicial

71	Freddie Mac

foreclosure and all other states was 3.58% and 1.81%, respectively, compared to 4.32% and 2.35%, respectively, as of December 31, 2012.
During the nine months ended September 30, 2013 and 2012, the nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 760 days and 603 days, respectively, which included: (a) an average of 927 days and 765 days, respectively, for foreclosures completed in states that require a judicial foreclosure process; and (b) an average of 561 days and 469 days, respectively, for foreclosures completed in states that do not require a judicial foreclosure process. During the nine months ended September 30, 2013, a significant number of loans that had been subject to delays discussed above (and that had been delinquent for more than a year) completed the foreclosure process, which caused the nationwide average for foreclosure completions to increase compared to the nine months ended September 30, 2012.
Serious delinquency rates for interest-only and option ARM products (which together represented approximately 2% of our total single-family credit guarantee portfolio at September 30, 2013) were 13.5% and 13.3% as of September 30, 2013, respectively, as compared to 16.3% for both at December 31, 2012. Serious delinquency rates of single-family fixed rate, amortizing loans with a term of 20 years or more, a more traditional mortgage product, were approximately 3.0% and 3.7% at September 30, 2013 and December 31, 2012, respectively.
The tables below present serious delinquency rates categorized by borrower and loan characteristics, including geographic region and origination year, which indicate that certain concentrations of loans have been more adversely affected by declines in home prices and weak economic conditions during the housing crisis that began in 2006. We purchased significant amounts of loans with higher-risk characteristics in 2005 through 2008 and, as of September 30, 2013, we continued to experience high serious delinquency rates on those loans.

72	Freddie Mac

Table 41 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of September 30, 2013
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$24	$396	$420	70%	5.8%	3.4%
All other states	36	1,196	1,232	70	3.2	2.3
Year of origination:
2013	—	296	296	74	—	—
2012	—	388	388	70	—	0.2
2011	—	183	183	63	0.1	0.4
2010	—	185	185	64	0.2	0.6
2009	—	148	148	65	0.6	1.1
2008	4	50	54	81	11.3	7.1
2007	18	71	89	97	20.7	11.7
2006	16	51	67	94	18.0	10.6
2005	12	64	76	80	10.1	6.9
2004 and prior	10	156	166	51	4.3	3.3

	As of September 30, 2012
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$32	$388	$420	85%	5.2%	5.4%
All other states	47	1,186	1,233	74	2.8	2.8
Year of origination:
2012	—	245	245	77	—	<0.1
2011	—	247	247	68	—	0.2
2010	—	262	262	69	<0.1	0.5
2009	<1	232	232	70	0.2	0.8
2008	6	82	88	89	6.4	6.5
2007	24	107	131	109	13.4	12.2
2006	21	76	97	107	12.1	11.3
2005	15	96	111	91	6.7	7.0
2004 and prior	13	227	240	58	3.1	3.1

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)
Credit Losses
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$702	$1,445	$2,147	$1,456	$3,601	$5,057
All other states	380	1,863	2,243	717	3,455	4,172
Year of origination:
2013	—	1	1	N/A	N/A	N/A
2012	—	63	63	—	1	1
2011	—	60	60	—	29	29
2010	—	120	120	—	115	115
2009	—	133	133	<1	170	170
2008	34	413	447	79	757	836
2007	410	1,112	1,522	813	2,505	3,318
2006	372	654	1,026	776	1,607	2,383
2005	226	381	607	425	1,140	1,565
2004 and prior	40	371	411	80	732	812

(1)	See endnote (3) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.

(2)
Represents the percentage of loans, based on loan count, in our single-family credit guarantee portfolio at period end that have been modified, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.

(3)	Represents the four states that had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured using Freddie Mac’s home price index.

73	Freddie Mac

Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of September 30, 2013
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.1%	7.9%	0.7%	12.6%	0.7%	18.8%	2.5%	20.6%	11.4%
15- year amortizing fixed-rate	0.2	3.8	<0.1	4.2	<0.1	3.6	0.2	1.1	3.9
ARMs/adjustable rate(4)	0.1	10.0	<0.1	17.1	<0.1	28.4	0.1	12.5	13.3
Interest-only(5)	<0.1	13.3	<0.1	20.9	0.1	32.5	0.1	0.4	24.0
Other(6)	<0.1	3.6	<0.1	9.5	<0.1	16.8	<0.1	5.4	5.4
Total FICO scores < 620	1.4	7.0	0.7	12.6	0.8	19.2	2.9	16.7	10.4
FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.4	5.4	1.1	9.5	1.3	15.9	4.8	15.7	8.4
15- year amortizing fixed-rate	0.5	2.3	0.1	2.8	<0.1	3.1	0.6	0.6	2.3
ARMs/adjustable rate(4)	0.1	5.0	0.1	11.5	<0.1	25.2	0.2	3.3	9.1
Interest-only(5)	0.1	10.0	0.1	17.4	0.1	28.8	0.3	0.4	20.7
Other(6)	<0.1	3.2	<0.1	4.7	<0.1	6.8	<0.1	2.3	4.5
Total FICO scores of 620 to 659	3.1	4.6	1.4	9.4	1.4	16.6	5.9	12.1	7.6
FICO scores of ≥ 660:
20 and 30- year or more amortizing fixed-rate	45.6	1.1	14.7	2.9	6.8	7.7	67.1	3.6	2.1
15- year amortizing fixed-rate	15.8	0.4	1.2	0.5	0.4	0.9	17.4	0.1	0.4
ARMs/adjustable rate(4)	3.4	1.0	0.5	5.2	0.2	16.3	4.1	0.8	2.5
Interest-only(5)	0.6	4.5	0.6	10.4	0.8	19.8	2.0	0.2	12.3
Other(6)	<0.1	1.9	0.1	1.6	<0.1	3.3	0.1	0.9	2.0
Total FICO scores ≥ 660	65.4	0.9	17.1	2.9	8.2	8.5	90.7	2.5	1.8
Total FICO scores not available	0.3	5.6	0.1	12.1	0.1	23.8	0.5	7.6	8.5
All FICO scores:
20 and 30- year or more amortizing fixed-rate	49.3	1.6	16.6	3.9	8.8	9.8	74.7	5.3	3.0
15- year amortizing fixed-rate	16.5	0.6	1.3	0.7	0.4	1.1	18.2	0.1	0.6
ARMs/adjustable rate(4)	3.6	1.6	0.6	6.4	0.3	18.4	4.5	1.4	3.4
Interest-only(5)	0.7	5.2	0.7	11.4	0.9	21.3	2.3	0.3	13.5
Other(6)	0.1	9.1	0.1	6.2	0.1	12.6	0.3	8.9	8.6
Total single-family credit guarantee portfolio(7)	70.2%	1.3%	19.3%	4.0%	10.5%	10.5%	100.0%	3.7%	2.6%
By Region(8)
FICO scores < 620:
North Central	0.1%	5.5%	0.2%	9.1%	0.2%	14.0%	0.5%	16.0%	8.4%
Northeast	0.4	10.4	0.2	19.1	0.2	26.6	0.8	18.6	14.9
Southeast	0.3	7.4	0.1	12.7	0.2	22.5	0.6	17.5	11.9
Southwest	0.3	5.1	0.1	10.6	<0.1	15.6	0.4	11.5	6.6
West	0.3	5.1	0.1	9.5	0.2	13.7	0.6	19.4	7.9
Total FICO scores < 620	1.4	7.0	0.7	12.6	0.8	19.2	2.9	16.7	10.4
FICO scores of 620 to 659:
North Central	0.5	3.7	0.3	6.9	0.3	11.6	1.1	11.5	6.0
Northeast	0.9	6.6	0.4	14.4	0.3	23.6	1.6	12.8	10.6
Southeast	0.5	5.2	0.3	9.7	0.4	19.6	1.2	12.7	9.2
Southwest	0.5	3.2	0.2	7.1	<0.1	12.3	0.7	7.6	4.3
West	0.7	3.5	0.2	8.2	0.4	13.1	1.3	15.7	6.3
Total FICO scores of 620 to 659	3.1	4.6	1.4	9.4	1.4	16.6	5.9	12.1	7.6
FICO scores ≥ 660:
North Central	10.6	0.6	3.8	2.0	1.6	5.6	16.0	2.0	1.3
Northeast	17.4	1.2	4.6	4.5	1.5	12.3	23.5	2.3	2.3
Southeast	9.2	1.2	3.2	3.1	2.2	10.9	14.6	2.9	2.7
Southwest	8.5	0.7	1.9	1.6	0.2	4.2	10.6	1.1	0.9
West	19.7	0.6	3.6	3.2	2.7	7.0	26.0	3.6	1.5
Total FICO scores ≥ 660	65.4	0.9	17.1	2.9	8.2	8.5	90.7	2.5	1.8
Total FICO scores not available	0.3	5.6	0.1	12.1	0.1	23.8	0.5	7.6	8.5
All FICO scores:
North Central	11.4	1.0	4.3	2.8	2.1	7.2	17.8	3.2	1.9
Northeast	18.7	1.9	5.3	6.0	2.0	15.4	26.0	3.6	3.4
Southeast	10.1	1.8	3.7	4.3	2.9	13.1	16.7	4.4	3.8
Southwest	9.2	1.1	2.0	2.7	0.3	7.0	11.5	2.2	1.4
West	20.8	0.8	4.0	3.8	3.2	8.0	28.0	4.6	1.9
Total single-family credit guarantee portfolio(7)	70.2%	1.3%	19.3%	4.0%	10.5%	10.5%	100.0%	3.7%	2.6%

74	Freddie Mac

	As of December 31, 2012
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.0%	8.3%	0.8%	13.4%	0.9%	22.9%	2.7%	18.8%	13.4%
15- year amortizing fixed-rate	0.2	4.2	<0.1	8.0	<0.1	9.5	0.2	1.2	4.5
ARMs/adjustable rate(4)	0.1	10.0	<0.1	16.5	<0.1	26.7	0.1	11.4	14.1
Interest-only(5)	<0.1	15.0	<0.1	20.8	0.1	33.6	0.1	0.6	27.6
Other(6)	<0.1	4.0	<0.1	8.4	<0.1	14.9	<0.1	4.9	5.7
Total FICO scores < 620	1.3	7.2	0.8	13.4	1.0	23.2	3.1	15.3	12.2
FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.2	5.5	1.3	9.7	1.7	18.8	5.2	13.8	9.8
15- year amortizing fixed-rate	0.6	2.5	<0.1	5.1	<0.1	8.4	0.6	0.6	2.7
ARMs/adjustable rate(4)	0.1	5.1	0.1	11.7	0.1	23.7	0.3	2.6	10.9
Interest-only(5)	<0.1	10.7	0.1	17.2	0.2	30.0	0.3	0.5	24.4
Other(6)	<0.1	2.8	<0.1	4.6	<0.1	7.0	<0.1	1.9	4.7
Total FICO scores of 620 to 659	2.9	4.7	1.5	9.7	2.0	19.5	6.4	10.7	9.0
FICO scores of ≥ 660:
20 and 30- year or more amortizing fixed-rate	40.1	1.1	17.0	2.9	9.8	9.4	66.9	3.3	2.6
15- year amortizing fixed-rate	14.7	0.4	1.0	0.9	0.3	2.3	16.0	0.1	0.5
ARMs/adjustable rate(4)	3.0	1.0	0.7	4.6	0.5	15.4	4.2	0.6	3.4
Interest-only(5)	0.4	4.2	0.7	9.7	1.6	20.6	2.7	0.2	15.0
Other(6)	<0.1	1.9	0.1	1.5	0.1	2.5	0.2	0.7	1.9
Total FICO scores ≥ 660	58.2	0.9	19.5	3.0	12.3	10.6	90.0	2.3	2.3
Total FICO scores not available	0.3	5.4	0.1	11.6	0.1	23.0	0.5	6.5	8.9
All FICO scores:
20 and 30- year or more amortizing fixed-rate	43.4	1.7	19.1	4.0	12.6	11.8	75.1	4.9	3.7
15- year amortizing fixed-rate	15.4	0.6	1.1	1.2	0.3	2.8	16.8	0.1	0.6
ARMs/adjustable rate(4)	3.3	1.6	0.8	5.8	0.6	17.1	4.7	1.2	4.3
Interest-only(5)	0.5	4.9	0.8	10.7	1.8	22.0	3.1	0.2	16.3
Other(6)	0.1	9.6	0.1	6.8	0.1	10.2	0.3	7.9	8.9
Total single-family credit guarantee portfolio(7)	62.7%	1.4%	21.9%	4.1%	15.4%	12.7%	100.0%	3.4%	3.3%
By Region(8)
FICO scores < 620:
North Central	0.2%	5.9%	0.2%	10.4%	0.2%	18.1%	0.6%	14.8%	10.5%
Northeast	0.5	10.4	0.2	19.7	0.2	30.6	0.9	16.6	16.1
Southeast	0.2	7.9	0.2	13.5	0.3	27.7	0.7	16.0	14.5
Southwest	0.2	5.2	0.1	11.2	<0.1	19.5	0.3	10.6	7.4
West	0.2	4.9	0.1	10.2	0.3	17.3	0.6	18.0	10.1
Total FICO scores < 620	1.3	7.2	0.8	13.4	1.0	23.2	3.1	15.3	12.2
FICO scores of 620 to 659:
North Central	0.5	3.9	0.3	7.7	0.4	14.5	1.2	10.2	7.5
Northeast	0.9	6.6	0.4	14.4	0.4	25.8	1.7	11.1	11.5
Southeast	0.5	5.4	0.3	10.2	0.5	23.9	1.3	11.0	11.3
Southwest	0.5	3.3	0.2	7.6	0.1	14.5	0.8	6.8	4.8
West	0.5	3.4	0.3	8.0	0.6	16.1	1.4	14.2	8.3
Total FICO scores of 620 to 659	2.9	4.7	1.5	9.7	2.0	19.5	6.4	10.7	9.0
FICO scores of ≥ 660:
North Central	9.4	0.7	4.4	2.2	2.3	7.0	16.1	1.9	1.7
Northeast	15.9	1.2	5.2	4.6	1.9	14.2	23.0	2.0	2.6
Southeast	8.3	1.3	3.5	3.3	3.0	14.2	14.8	2.5	3.7
Southwest	8.0	0.7	2.1	2.0	0.3	5.9	10.4	1.1	1.0
West	16.6	0.6	4.3	2.8	4.8	9.1	25.7	3.4	2.3
Total FICO scores ≥ 660	58.2	0.9	19.5	3.0	12.3	10.6	90.0	2.3	2.3
Total FICO scores not available	0.3	5.4	0.1	11.6	0.1	23.0	0.5	6.5	8.9
All FICO scores:
North Central	10.1	1.0	4.8	3.0	3.0	9.0	17.9	3.0	2.5
Northeast	17.1	1.9	5.9	6.1	2.5	17.6	25.5	3.3	3.8
Southeast	9.1	1.9	4.0	4.5	3.8	16.7	16.9	4.0	5.0
Southwest	8.9	1.1	2.5	3.2	0.4	9.3	11.8	2.1	1.7
West	17.5	0.8	4.7	3.3	5.7	10.2	27.9	4.4	2.8
Total single-family credit guarantee portfolio(7)	62.7%	1.4%	21.9%	4.1%	15.4%	12.7%	100.0%	3.4%	3.3%

(1)	The current LTV ratios are our estimates. See endnote (3) to “Table 34 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.

(2)	Based on UPB of the single-family credit guarantee portfolio.

(3)	See endnote (2) to “Table 41 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio” for further information.

(4)	Includes balloon/reset and option ARM mortgage loans.

(5)
Includes both fixed rate and adjustable rate loans. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.

75	Freddie Mac

(6)	Consist of FHA/VA and other government guaranteed mortgages.

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
Table 43 — Single-Family Credit Guarantee Portfolio Foreclosure and Short Sale Rates

	As of September 30, 2013		As of December 31, 2012
Year of Loan Origination	Percentage of Portfolio	Foreclosure and Short Sale Rate(1)	Percentage of Portfolio	Foreclosure and Short Sale Rate(1)
2013	18%	—%	N/A	N/A
2012	24	0.05	22%	<0.01%
2011	11	0.15	14	0.06
2010	11	0.33	15	0.20
2009	9	0.47	12	0.34
Combined — 2009 to 2013	73	0.22	63	0.17
2008	3	3.90	6	3.26
2007	5	11.10	7	9.74
2006	4	9.72	5	8.66
2005	5	5.76	6	5.11
Combined — 2005 to 2008	17	7.81	24	6.87
2004 and prior(2)	10	1.32	13	1.20
Total	100%		100%

(1)
Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to September 30, 2013 and December 31, 2012, respectively, divided by the number of loans originated in that year that were acquired in our single-family credit guarantee portfolio.

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
The table below provides certain attributes of our multifamily mortgage portfolio at September 30, 2013 and December 31, 2012.

76	Freddie Mac

Table 44 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate(1) at
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(dollars in billions)
Original LTV ratio
Below 75%	$92.1	$87.6	0.03%	0.04%
75% to 80%	34.8	34.0	0.06	0.22
Above 80%	5.2	5.8	0.33	2.31
Total	$132.1	$127.4	0.05%	0.19%
Weighted average LTV ratio at origination	70%	70%
Maturity Dates
2013	$0.5	$3.3	1.73%	0.86%
2014	3.4	5.8	—	—
2015	7.8	9.8	—	0.53
2016	11.9	13.0	0.04	0.05
2017	10.4	10.9	0.17	0.02
Beyond 2017	98.1	84.6	0.04	0.19
Total	$132.1	$127.4	0.05%	0.19%
Year of Acquisition or Guarantee(2)
2004 and prior	$6.5	$9.2	0.03%	0.35%
2005	5.8	6.5	—	0.17
2006	8.9	9.5	—	—
2007	15.8	17.8	0.29	0.86
2008	14.1	16.6	0.15	0.30
2009	11.5	12.2	—	—
2010	11.4	12.0	—	—
2011	16.4	17.0	—	—
2012	24.1	26.6	—	—
2013	17.6	N/A	—	N/A
Total	$132.1	$127.4	0.05%	0.19%
Current Loan Size
Above $25 million	$50.8	$48.5	—%	0.06%
Above $5 million to $25 million	72.4	70.0	0.07	0.26
$5 million and below	8.9	8.9	0.23	0.37
Total	$132.1	$127.4	0.05%	0.19%
Legal Structure
Unsecuritized loans	$64.9	$76.6	0.05%	0.08%
Freddie Mac mortgage-related securities	58.1	41.4	0.07	0.41
Other guarantee commitments	9.1	9.4	—	0.13
Total	$132.1	$127.4	0.05%	0.19%
Credit Enhancement
Credit-enhanced	$64.1	$47.8	0.06%	0.36%
Non-credit-enhanced	68.0	79.6	0.05	0.10
Total	$132.1	$127.4	0.05%	0.19%
Payment Type
Interest-only	$20.5	$22.8	0.04%	0.05%
Partial interest-only(3)	33.1	29.8	—	0.05
Amortizing	78.5	74.8	0.08	0.30
Total	$132.1	$127.4	0.05%	0.19%

(1)	See “Multifamily Delinquencies” below for more information about our multifamily delinquency rates.

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

77	Freddie Mac

Multifamily Product Types
Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may: (a) be amortizing or interest-only (for the full term or a portion thereof); and (b) have a fixed or variable rate of interest. Our multifamily loans generally have shorter terms than single-family mortgages and typically have balloon maturities ranging from five to ten years. At both September 30, 2013 and December 31, 2012, approximately 59% of our multifamily mortgage portfolio consisted of amortizing loans, which reduce our credit exposure over time since the UPB of the loan declines with each mortgage payment. In addition, as of September 30, 2013 and December 31, 2012, approximately 25% and 23%, respectively, of our multifamily mortgage portfolio consisted of partial interest-only loans, which after a defined period of time will begin to include amortization of principal.
Because most multifamily loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity, the borrower’s potential inability to refinance or pay off the loan at maturity is a primary concern for us. Borrowers may be less able to refinance their obligations during periods of rising interest rates, which could lead to default if the borrower is unable to find affordable refinancing. Of the $132.1 billion in UPB of our multifamily mortgage portfolio as of September 30, 2013, less than 1% and 3% will mature during 2013 and 2014, respectively, and the remaining 97% will mature in 2015 and beyond.
Multifamily Credit Enhancements
Our primary business model in the Multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. With this model, we have securitized more than $63.7 billion in UPB of multifamily loans since 2009 and have attracted private capital to the multifamily market by selling subordinate securities of these transactions to private investors. These securities are backed by loans that are sourced by our seller/servicers and directly underwritten by us. Our K Certificates are structured such that private investors are the first to absorb losses. As a result, we believe private investors will absorb most of the potential losses in these transactions. As of September 30, 2013, we have not realized any credit losses on our K Certificate guarantees. At September 30, 2013 and December 31, 2012, the UPB of guaranteed multifamily K Certificates with subordination coverage was $53.6 billion and $36.7 billion, respectively, and the average subordination coverage on these securities was 18% and 17%, respectively. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio.
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
There were 15 and 33 delinquent loans in our multifamily mortgage portfolio at September 30, 2013 and December 31, 2012, respectively. Our multifamily mortgage portfolio delinquency rate was 0.05% at September 30, 2013 and 0.19% at December 31, 2012. Our delinquency rate for credit-enhanced loans was 0.06% and 0.36% at September 30, 2013 and December 31, 2012, respectively, and for non-credit-enhanced loans was 0.05% and 0.10% at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, more than 55% of our multifamily loans that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans and guarantees.
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

78	Freddie Mac

Table 45 — Non-Performing Assets(1)

	September 30, 2013	December 31, 2012	September 30, 2012
	(dollars in millions)
Non-performing mortgage loans — on balance sheet:
Single-family TDRs:
Less than three monthly payments past due	$73,416	$65,784	$64,432
Seriously delinquent	20,378	22,008	22,321
Multifamily TDRs(2)	737	815	793
Total TDRs	94,531	88,607	87,546
Other seriously delinquent single-family loans(3)	26,440	39,711	43,218
Other multifamily loans(4)	896	1,411	1,638
Total non-performing mortgage loans — on balance sheet	121,867	129,729	132,402
Non-performing mortgage loans — off-balance sheet:
Single-family loans	920	1,096	1,135
Multifamily loans	494	474	461
Total non-performing mortgage loans — off-balance sheet	1,414	1,570	1,596
Real estate owned, net	4,368	4,378	4,502
Total non-performing assets	$127,649	$135,677	$138,500
Loan loss reserves as a percentage of our non-performing mortgage loans	20.3%	23.5%	25.2%
Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	7.1%	7.5%	7.6%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.

(2)	Of these amounts, $732 million, $806 million and $779 million of UPB were current at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

(3)	Represents loans recognized by us on our consolidated balance sheets, including loans removed from PC trusts due to the borrower’s serious delinquency.

(4)	Of these amounts, $0.9 billion, $1.4 billion and $1.5 billion of UPB were current at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.
Our loan loss reserves as a percentage of our non-performing mortgage loans declined at September 30, 2013 compared to December 31, 2012 primarily due to a decline in our loan loss reserves. See “Credit Loss Performance - Loan Loss Reserves” for more information.
Our non-performing assets declined to $127.6 billion as of September 30, 2013, from $135.7 billion as of December 31, 2012. We expect our non-performing assets, including loans deemed to be TDRs, to remain at elevated levels for the remainder of 2013 and into 2014.
The table below provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. See “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates of loans in our portfolio.

79	Freddie Mac

Table 46 — REO Activity by Region(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(number of properties)
REO Inventory
Beginning property inventory	44,628	53,282	49,077	60,555
Properties acquired by region:
Northeast	3,317	2,001	7,217	5,688
Southeast	6,697	5,425	17,795	18,416
North Central	5,488	7,075	16,542	21,450
Southwest	1,668	2,607	5,446	7,922
West	2,271	3,196	6,743	10,668
Total properties acquired	19,441	20,304	53,743	64,144
Properties disposed by region:
Northeast	(1,618)	(1,887)	(5,047)	(5,765)
Southeast	(5,137)	(6,619)	(15,795)	(19,964)
North Central	(5,959)	(6,813)	(20,091)	(21,108)
Southwest	(1,965)	(2,945)	(6,637)	(9,477)
West	(2,270)	(4,403)	(8,130)	(17,466)
Total properties disposed	(16,949)	(22,667)	(55,700)	(73,780)
Ending property inventory	47,120	50,919	47,120	50,919

(1)	See endnote (8) to “Table 42 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
Our REO inventory (measured in number of properties) declined 4% from December 31, 2012 to September 30, 2013 primarily due to lower foreclosure activity, as compared to the first nine months of 2012, as well as a significant number of borrowers completing short sales rather than foreclosures. Although our REO inventory has generally declined in recent periods, it increased in the third quarter of 2013 as foreclosure activity increased in judicial foreclosure states and disposition activity moderated. We expect our REO acquisitions and dispositions to remain at elevated levels in the fourth quarter of 2013, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio.
The volume of our single-family REO acquisitions in recent periods has been significantly affected by the lengthening of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. We expect that the length of the foreclosure process will continue to remain above historical levels, particularly in states that require a judicial foreclosure process. Foreclosures generally take longer to complete in states where judicial foreclosures (those conducted under the supervision of a court) are required than in states where non-judicial foreclosures are permitted. In addition, our expanded loss mitigation efforts are providing borrowers with viable alternatives to foreclosure. As a result of the continued high level of loss mitigation efforts and a declining amount of delinquent loans, fewer of our loans proceeded through foreclosure and to REO acquisition during the first nine months of 2013.
Our single-family REO acquisitions in the first nine months of 2013 were most significant in the states of Florida, Illinois, Michigan, and Ohio, which collectively represented 40% of total single-family REO acquisitions during that period, based on the number of properties, and comprised 42% of our total single-family REO property inventory at September 30, 2013. The North Central region comprised 37% and 42% of our REO property inventory, based on the number of properties, as of September 30, 2013 and December 31, 2012, respectively. This region generally has experienced more challenging economic conditions, includes a number of states with longer foreclosure timelines due to the local laws and foreclosure process, and has housing markets with generally lower demand and lower home values than in other regions. See "NOTE 6: REAL ESTATE OWNED" for more information on our REO properties.
Our REO acquisition activity is disproportionately high for certain types of loans in our single-family credit guarantee portfolio, including loans with certain higher-risk characteristics. For example, the percentage of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 2% and 4%, respectively, at September 30, 2013 and was 5% on a combined basis. The percentage of our REO acquisitions in the first nine months of 2013 that had been financed by either of these loan types represented approximately 24% of our total REO acquisitions, based on loan amount prior to acquisition. In addition, loans originated in 2005 through 2008 comprised approximately 78% of our REO acquisition activity during the first nine months of 2013.

80	Freddie Mac

We continue to experience significant variability in the average time for foreclosure by state. For example, during the first nine months of 2013, the average time for completion of foreclosures associated with loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, ranged from 393 days in Michigan to 1,221 days in Florida.
We are unable to market a significant portion of our REO property inventory at any given time, which can increase the average holding period of our inventory. For example, some jurisdictions require a period of time after foreclosure during which the borrower may reclaim the property. During this period, we generally are not able to sell the property. As of September 30, 2013 and December 31, 2012, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 6.0% and 5.8%, respectively. Though it varied significantly in different states, the average holding period of our single-family REO properties, excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, was 205 days for our REO dispositions during the nine months ended September 30, 2013.
The table below provides information about our REO properties at September 30, 2013 and December 31, 2012.
Table 47 — Single-Family REO Property Status

	As of September 30, 2013	As of December 31, 2012
	(Percent of properties)
Unable to market:
Redemption status(1)	13%	15%
Occupied (waiting for eviction or vacancy)	17	18
Other(2)	4	3
Subtotal — unable to market	34	36
Pre-listing(3)	28	23
Pending settlement for sale(4)	13	14
Available for sale	25	27
Total	100%	100%

(1)	Consists of properties located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property.

(2)	Includes properties where marketing is on hold, including where we are involved in litigation or other legal and regulatory issues concerning the property.

(3)	Consists of properties that are not being actively marketed because we are evaluating the property condition and preparing the property for sale.

(4)	Consists of properties where we have an executed sales contract and settlement has not yet occurred.
As shown in the table above, a significant portion of the properties in our REO inventory are unable to be marketed because they remain occupied or are located in states with a redemption period, particularly in the states of Illinois, Michigan, and Minnesota. The percentage of our REO inventory that is in the pre-listing category also remained high at September 30, 2013, primarily because many of these properties are under repair or are otherwise being prepared for sale.
Credit Loss Performance
Many loans that are seriously delinquent, or in foreclosure, result in credit losses. The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

81	Freddie Mac

Table 48 — Credit Loss Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in millions)
REO
REO balances, net:
Single-family	$4,366	$4,459	$4,366	$4,459
Multifamily	2	43	2	43
Total	$4,368	$4,502	$4,368	$4,502
REO operations (income) expense:
Single-family	$(67)	$(40)	$(168)	$98
Multifamily	(12)	(9)	(15)	(6)
Total	$(79)	$(49)	$(183)	$92
Charge-offs
Single-family:
Charge-offs, gross(1) (including $2.3 billion, $3.5 billion, $7.3 billion and $10.4 billion relating to loan loss reserves, respectively)	$2,361	$3,522	$7,474	$10,677
Recoveries(2)	(1,730)	(546)	(2,916)	(1,546)
Single-family, net	$631	$2,976	$4,558	$9,131
Multifamily:
Charge-offs, gross(1) (including $3 million, $3 million, $4 million and $11 million relating to loan loss reserves, respectively)	$3	$3	$10	$11
Recoveries(2)	—	—	(1)	—
Multifamily, net	$3	$3	$9	$11
Total Charge-offs:
Charge-offs, gross(1) (including $2.3 billion, $3.5 billion, $7.3 billion and $10.4 billion relating to loan loss reserves, respectively)	$2,364	$3,525	$7,484	$10,688
Recoveries(2)	(1,730)	(546)	(2,917)	(1,546)
Total Charge-offs, net	$634	$2,979	$4,567	$9,142
Credit Losses (Gains)(3)
Single-family	$564	$2,936	$4,390	$9,229
Multifamily	(9)	(6)	(6)	5
Total	$555	$2,930	$4,384	$9,234
Total (in bps)(4)	12.3	64.8	32.6	67.0

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

(2)
Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative. Includes $1.6 billion and $0.4 billion for the nine months ended September 30, 2013 and 2012, respectively, related to repurchase requests from our seller/servicers (including amounts related to agreements with certain seller/servicers to release specified loans from certain repurchase obligations in exchange for one-time cash payments).

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

Our credit losses generally measure losses at the conclusion of the loan and related collateral resolution process. Our expenses associated with home retention actions (e.g., loan modifications) are generally not reflected in our credit losses. There is a significant lag in time from the start of loan workout activities by our servicers on problem loans (e.g., seriously delinquent loans) to the final resolution of those loans by the completion of foreclosures (and subsequent REO sales) and foreclosure alternatives (e.g., short sales). Single-family charge-offs, gross, for the three and nine months ended September 30, 2013 were $2.4 billion and $7.5 billion, respectively, compared to $3.5 billion and $10.7 billion for the three and nine months ended September 30, 2012, respectively. These charge-offs were associated with approximately $5.5 billion and $17.3 billion in UPB of loans for the three and nine months ended September 30, 2013, respectively, and $7.2 billion and $21.4 billion for the three and nine months ended September 30, 2012. Our single-family charge-offs, gross, declined in the first nine months of 2013, compared to the first nine months of 2012, primarily due to improvements in home prices in recent periods in many of the areas

82	Freddie Mac

in which we have had significant foreclosure and short sale activity. The decline in single-family charge-offs, net, in the 2013 periods also includes recoveries of: (a) $1.1 billion related to agreements with certain seller/servicers to release specified loans from certain repurchase obligations in exchange for one-time cash payments; and (b) $0.2 billion related to an agreement to resolve outstanding and future primary mortgage insurance claims on certain loans with one of our mortgage insurers.
To a lesser extent, charge-offs also declined due to slowing volumes of foreclosures in our single-family guarantee portfolio since fewer loans have transitioned to foreclosure in the first nine months of 2013, compared to the first nine months of 2012. We expect our charge-offs and credit losses to continue to remain elevated in the fourth quarter of 2013 due to the large number of single-family non-performing loans that will likely be resolved.
Our single-family credit losses during the first nine months of 2013 were high in California (since it represents a significant portion of our single-family credit guarantee portfolio) and credit losses continued to be disproportionately high in Florida, Nevada, and Arizona. Collectively, these states comprised approximately 35% and 49% of our total credit losses in the three and nine months ended September 30, 2013, respectively. We estimate that these four states had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured by our home price index. Loans originated in 2005 through 2008 comprised approximately 17% of our single-family credit guarantee portfolio, based on UPB at September 30, 2013; however, these loans accounted for approximately 82% of our credit losses during the first nine months of 2013. In addition, although Alt-A loans comprised approximately 4% of our single-family credit guarantee portfolio at September 30, 2013, these loans accounted for approximately 25% of our credit losses during the first nine months of 2013. At September 30, 2013, loans in states with a judicial foreclosure process comprised 38% of our single-family credit guarantee portfolio, based on UPB, while loans in these states contributed to approximately 58% of our credit losses recognized in the first nine months of 2013. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will remain high in the near term as the substantial backlog of loans awaiting court proceedings in those states transitions to REO or other loss events. See “Table 4 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for information on short sale and REO disposition severity ratios, and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.
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
Our single-family loan loss reserves declined from $30.5 billion at December 31, 2012 to $24.8 billion at September 30, 2013, which reflects continued high levels of loan charge-offs compared to levels before 2009. This decline was also due to improvement in both borrower payment performance and lower severity ratios for REO dispositions and short sale transactions due to the improvements in home prices in most areas during the period.
In recent periods, including the first nine months of 2013, the portion of our loan loss reserves attributable to individually impaired loans increased while the portion of our loan loss reserves determined on a collective basis declined since the number of loans classified as TDRs has significantly increased in the last two years. Although the housing market continued to significantly improve in many geographic areas, we expect that our loan loss reserves may remain elevated for an extended period because: (a) the resolution of problem loans takes considerable time, often several years in the case of foreclosure; and (b) a significant portion of our reserves are associated with performing loans classified as individually impaired and will require us to maintain a loss reserve until the loans are fully repaid or complete a short sale or foreclosure.
As of September 30, 2013 and December 31, 2012, the recorded investment of individually impaired single-family mortgage loans was $94.5 billion and $89.3 billion, respectively, and the loan loss reserves associated with these loans were $18.1 billion and $17.9 billion, respectively. Our loan loss reserve associated with individually impaired single-family loans as a percentage of the total recorded investment of these loans was 19% and 20% of the balance as of September 30, 2013 and December 31, 2012, respectively. Our loan loss reserve associated with collectively evaluated single-family loans as a percentage of the total recorded investment of these loans was 0.4% and 0.8% of the balance as of September 30, 2013 and December 31, 2012, respectively. See “Table 4.4 — Net Investment in Mortgage Loans” for information about collectively evaluated and individually evaluated loans on our consolidated balance sheets. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for additional information about our impaired loans. See “CONSOLIDATED RESULTS OF OPERATIONS — Provision for Credit Losses,” for a discussion of our provision for credit losses.

83	Freddie Mac

The table below summarizes our net investment for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.
 Table 49 — Single-Family Impaired Loans with Specific Reserve Recorded

	2013		2012
	# of Loans	Amount	# of Loans	Amount
		(in millions)		(in millions)
TDRs (recorded investment):
TDRs, at beginning of year	449,145	$83,484	252,749	$53,494
New additions	87,271	13,967	209,506	32,671
Repayments	(23,191)	(3,980)	(4,646)	(1,013)
Loss events(1)	(26,260)	(4,748)	(11,805)	(2,385)
September 30, balance	486,965	88,723	445,804	82,767
Other (recorded investment)(2)	14,545	1,281	21,514	1,987
Total impaired loans with specific reserve	501,510	90,004	467,318	84,754
Total allowance for loan losses of individually impaired single-family loans		(18,092)		(18,501)
Net investment, September 30,		$71,912		$66,253

(1)	Foreclosure transfers or foreclosure alternatives, such as a deed in lieu of foreclosure or short sale transaction.

(2)	Loans impaired upon purchase as of September 30.
Credit Risk Sensitivity
Under a 2005 agreement with FHFA, then OFHEO, we are required to disclose the estimated increase in the NPV of future expected credit losses for our single-family credit guarantee portfolio over a ten year period as the result of an immediate 5% decline in home prices nationwide, followed by a stabilization period and return to the base case. This sensitivity analysis is hypothetical and may not be indicative of our actual results. We do not use this analysis for determination of our reported results under GAAP. Although slightly increased in the third quarter of 2013, the estimate of our portfolio’s credit sensitivity to a 5% home price decline (with this scenario’s assumptions) has decreased in recent periods, which we believe is primarily due to the combination of improvement in home prices in most of the U.S. as well as the decline in the composition of our portfolio of loans originated in 2005 through 2008.
The table below presents the estimated credit loss sensitivity of our single-family credit guarantee portfolio, based on assumptions required by FHFA, both before and after consideration of credit enhancements, measured at the end of the last five quarterly periods.
Table 50 — Single-Family Credit Loss Sensitivity

	Before Receipt of Credit Enhancements(1)		After Receipt of Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions, ratios in bps)
At:
September 30, 2013	$4,059	24.6	$3,734	22.6
June 30, 2013	$4,000	24.3	$3,663	22.2
March 31, 2013	$4,961	30.3	$4,575	27.9
December 31, 2012	$6,356	38.8	$5,908	36.1
September 30, 2012	$6,479	39.2	$6,085	36.8

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans have any mitigating effect on our credit losses.

(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.

(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.

(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.

84	Freddie Mac

Institutional Credit Risk
Single-family Mortgage Seller/Servicers
We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 65% of our single-family purchase volume during the nine months ended September 30, 2013. Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., accounted for 18% and 13%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the nine months ended September 30, 2013.
We are exposed to institutional credit risk arising from the potential insolvency of or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from breaches of the representations and warranties made to us for loans they underwrote and sold to us or failure to honor their recourse and indemnification obligations to us. This exposure remained high during the nine months ended September 30, 2013.
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

85	Freddie Mac

The table below provides a summary of our repurchase request activity for the nine months ended September 30, 2013 and 2012.
Table 51 — Repurchase Request Activity and Counterparty Balances(1)

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Beginning balance	$3,028	$2,716
New requests issued	8,266	7,127
Requests collected(2)	(3,379)	(2,849)
Requests cancelled(3)	(4,391)	(4,025)
Other(4)	(165)	(33)
Ending balance	$3,359	$2,936

	As of September 30,	As of December 31,
	2013	2012
	(in millions)
Seller/servicer counterparty(5):
Bank of America, N.A.	$1,404	$1,029
JPMorgan Chase Bank, N.A.	827	279
U.S. Bank, N.A.	116	113
PNC Bank, N.A.	81	45
Provident Funding Associates, L.P.	64	29
All other counterparties	867	1,533
Total	$3,359	$3,028

(1)	Amounts are based on the UPB of the loans associated with the repurchase requests.

(2)
Requests collected are based on the UPB of the loans associated with the repurchase requests, which in many cases is more than the amount of payments received for reimbursement of losses for requests associated with foreclosed mortgage loans, negotiated agreements, and other alternative remedies. For the nine months ended September 30, 2013 and 2012, approximately 34% and 33%, respectively, of the requests collected in each period were satisfied by reimbursement of losses associated with the request. Includes $0.9 billion in the nine months ended September 30, 2013 related to agreements with certain seller/servicers to release specified loans from certain repurchase obligations in exchange for one-time cash payments.

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

(5)
Counterparties presented represent the five with the largest outstanding balances at September 30, 2013. All other includes certain counterparties that were within the top five balances at December 31, 2012, but subsequently entered agreements that resolved many of their outstanding repurchase requests. See endnote (2) for additional information.

The UPB of loans subject to open repurchase requests increased to $3.4 billion at September 30, 2013 from $3.0 billion at December 31, 2012 as the volume of new request issuances exceeded the combined volume of requests collected and cancelled. As measured by UPB, approximately 31% and 41% of the repurchase requests outstanding at September 30, 2013 and December 31, 2012, respectively, were outstanding for four months or more since issuance of the initial request (these figures include repurchase requests for which appeals were pending). FHFA set a goal for us (in the 2013 Conservatorship Scorecard) to complete our demands for remedies for breaches of representations and warranties related to pre-conservatorship loan activity. Although we resolved a significant amount of requests in the first nine months of 2013, including through negotiated agreements, the balance of repurchase requests outstanding has increased in 2013 due to our efforts to meet this goal. We are continuing our reviews of loans originated prior to 2009 in accordance with FHFA’s guidance. Consequently, our repurchase request volumes with our seller/servicers may remain high in the near term.
As of September 30, 2013, two of our largest seller/servicers (Bank of America, N.A. and JPMorgan Chase Bank, N.A.) had aggregate repurchase requests outstanding, based on UPB, of $2.2 billion, and approximately 36% of these requests were outstanding for four months or more since issuance of the initial request. The amount we expect to collect on the outstanding requests is significantly less than the UPB of the loans subject to the repurchase requests primarily because many of these requests will likely be satisfied by reimbursement of our realized credit losses by seller/servicers, instead of repurchase of loans at their UPB. Some of these requests also may be rescinded in the course of the contractual appeal process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancements (e.g., mortgage insurance), we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests will also be less than the UPB of the loans.

86	Freddie Mac

Repurchase requests related to mortgage insurance rescission and claim denial tend to be outstanding longer than other repurchase requests. Of the total amount of repurchase requests outstanding at September 30, 2013 and December 31, 2012, approximately $0.6 billion and $1.2 billion, respectively, were issued due to mortgage insurance rescission or mortgage insurance claim denial.
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
Historically, we have used a process of reviewing a sample of the loans we purchase to validate compliance with our underwriting standards. In addition, we review many delinquent loans and loans that have resulted in credit losses, such as through foreclosure or short sale. The loan review and appeal process is lengthy, but we have completed a substantial number of reviews and compiled results of our review of 2012 originations. Based on reviews completed through September 2013, the average aggregate deficiency rate across all seller/servicers for loans funded during 2012, 2011, and 2010 was approximately 3%, 5%, and 13%, respectively. The most common underwriting deficiencies found in our review of loans funded during 2012 were related to insufficient income and inadequate or missing documentation to support borrower qualification. In recent periods, we also made revisions to our loan review process that are designed to standardize the process and facilitate more timely review of loans we purchase.
During the first quarter of 2013, we entered into an agreement with GMAC Mortgage, LLC (in connection with its bankruptcy proceeding) to release specified loans from certain repurchase obligations in exchange for a one-time cash payment. During the third quarter of 2013, we entered into similar agreements with Wells Fargo Bank, N.A., CitiMortgage, Inc., Citibank, N.A., and SunTrust Mortgage, Inc., and in October 2013, we entered into a similar agreement with JPMorgan Chase Bank, N.A., to release specified loans from certain repurchase obligations. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about these agreements.
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
A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Because we are the master servicer and delegate the primary servicing function to our servicers, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 24% and 13%, respectively, of our single-family mortgage loans as of September 30, 2013, and together serviced approximately 37% of our single-family mortgage loans. We continue to face challenges with respect to the performance of certain of our seller/servicers in managing our seriously delinquent loans. As part of our efforts to address this issue and mitigate our credit losses, we have continued to facilitate the transfer of servicing for certain pools of loans with higher credit risk from certain underperforming servicers to other servicers that specialize in workouts of problem loans. Some of these specialized servicers have grown rapidly in the last two years and now service a large share of our loans. We also seek remedies such as compensatory fees for underperformance.
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
In recent periods, including the first quarter of 2013, we made changes to our programs for reviewing the performance of our servicers. Under the programs, we assess certain fees to compensate us for deficiencies in servicer performance. These fees are recorded in other expenses, and other income, respectively, within our consolidated statements of comprehensive income. These fees were not significant to our consolidated financial results for the nine months ended September 30, 2013.
Multifamily Mortgage Seller/Servicers
We acquire a significant portion of our multifamily purchase volume from several large sellers. We are exposed to certain institutional credit risks arising from the potential non-performance by our multifamily sellers and mortgage servicers. For the nine months ended September 30, 2013, our top two multifamily sellers, CBRE Capital Markets, Inc. and Berkadia

87	Freddie Mac

Commercial Mortgage LLC, accounted for 23% and 17%, respectively, of our multifamily purchase and guarantee issuance volume. Our top 10 multifamily sellers represented an aggregate of approximately 84% of our multifamily purchase and guarantee issuance volume for the nine months ended September 30, 2013.
A significant portion of our multifamily mortgage portfolio is serviced by several large multifamily servicers. As of September 30, 2013, our top three multifamily servicers, Berkadia Commercial Mortgage LLC, CBRE Capital Markets, Inc., and Wells Fargo Bank, N.A., each serviced more than 10% of our multifamily mortgage portfolio, excluding Other Guarantee Transactions, and together serviced approximately 40% of this portfolio.
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
We attempt to manage this risk by establishing eligibility standards for mortgage insurers and by monitoring our exposure to individual mortgage insurers. Our monitoring includes performing periodic analysis of the estimated financial capacity of individual mortgage insurers under different adverse economic conditions. The 2013 Conservatorship Scorecard includes a goal for us to develop counterparty risk management standards for mortgage insurers that include uniform master policies and eligibility requirements. In connection with this goal, we expect to publish changes to the capital requirements and other standards for mortgage insurer eligibility by the end of 2013. In addition, working with FHFA and Fannie Mae, we have guided mortgage insurers in their adoption of new master policies, for which the mortgage insurers are expected to seek state regulatory approval.
As part of the estimate of our loan loss reserves, we evaluate the recovery and collectability related to mortgage insurance policies on mortgage loans we own or guarantee. We also evaluate the collectability of outstanding receivables from these counterparties related to unpaid claims. The majority of our mortgage insurance exposure is concentrated with four counterparties, certain of which have been under financial stress during the last several years. Some of our eligible mortgage insurers have, in the past, exceeded risk to capital ratios required by their state insurance regulators. Although the financial condition of some of our primary mortgage insurance counterparties improved in recent periods, there is still a significant risk that these counterparties may fail to fully perform on their obligations to pay our claims. Except for those insurers under regulatory or court ordered supervision, which no longer issue new coverage, we continue to acquire new loans with mortgage insurance from the mortgage insurers shown in the table below. In addition, in recent years, new entrants have emerged that may diversify a concentrated industry.
The table below summarizes our exposure to mortgage insurers as of September 30, 2013. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance. As of September 30, 2013, we had primary mortgage insurance coverage on loans that represented approximately 12% of the UPB of our single-family credit guarantee portfolio.

88	Freddie Mac

Table 52 — Mortgage Insurance by Counterparty(1)

			As of September 30, 2013
			UPB of Covered Loans		Coverage Outstanding
Counterparty Name	Credit Rating	Credit Rating Outlook	Primary Insurance(2)	Pool Insurance(2)	Primary Insurance(3)	Pool Insurance(3)
			(in billions)
Mortgage Guaranty Insurance Corporation (MGIC)	B	Stable	$44.6	$1.6	$11.1	<0.1
Radian Guaranty Inc. (Radian)	B	Stable	42.3	3.9	10.5	1.0
United Guaranty Residential Insurance Company	BBB+	Stable	39.4	0.1	9.8	<0.1
Genworth Mortgage Insurance Corporation	B	Negative	28.0	0.4	7.0	<0.1
PMI Mortgage Insurance Co. (PMI)(4)	Not Rated	N/A	15.2	0.4	3.7	0.1
Republic Mortgage Insurance Company (RMIC)(5)	Not Rated	N/A	12.4	0.7	3.1	0.1
Essent Guaranty, Inc.	BBB+	Stable	9.2	—	2.3	—
Triad Guaranty Insurance Corporation (Triad)(6)	Not Rated	N/A	5.5	0.2	1.4	<0.1
CMG Mortgage Insurance Company	BBB-	Negative	2.8	<0.1	0.7	—
Total			$199.4	$7.3	$49.6	$1.2

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of October 24, 2013. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

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

(6)
In June 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations under order of its state regulator. In October 2013, Triad’s plan of rehabilitation was approved, under which the cash portion of claims payments would be increased to 75% with a one-time cash payment for claims previously settled for 60% in cash. The plan could go into effect as early as January 2014.

We received proceeds of $1.6 billion and $1.5 billion during the nine months ended September 30, 2013 and 2012, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans (including $255 million in the third quarter of 2013 associated with the Radian agreement discussed below). We had outstanding receivables from mortgage insurers (including deferred payment obligations associated with unpaid claim amounts), net of associated reserves, of $0.6 billion and $0.8 billion at September 30, 2013 and December 31, 2012, respectively.
In August 2013, we entered into an agreement with Radian involving approximately 26,000 single-family loans held by us and insured by Radian that were in default as of December 31, 2011. The agreement generally resolves outstanding and future primary mortgage insurance claims by us against Radian with respect to these loans. In connection with this agreement, Radian paid us $255 million and also deposited $205 million in an escrow account in which we hold a secured interest. Subject to the terms and conditions of the agreement, the funds in the escrow account will be returned to Radian to the extent of Radian's final rescission, cancellation, curtailment or denial of filed claims. Freddie Mac will receive any funds in the account that are not returned to Radian. The agreement does not affect our right to pursue repurchase remedies against seller/servicers related to Radian's insurance rescissions and claim denials on these loans. This agreement did not have a significant impact on our financial results for the third quarter of 2013.
PMI, RMIC, and Triad are all under regulatory or court ordered supervision, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers continue to pay a portion of their respective claims in cash. However, the state regulators of these companies have generally not allowed them to pay their respective deferred payment obligations. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations, we would lose a portion of the coverage from these counterparties shown in the table above. As of September 30, 2013, we had cumulative unpaid deferred payment obligations of $0.7 billion from these insurers. We reserved for substantially all of these unpaid amounts as collectibility is uncertain.
Recently, some of our mortgage insurance counterparties have been able to obtain additional capital and we expect that they will continue to explore additional opportunities to further improve their capital position as the housing market continues to improve.

89	Freddie Mac

Our mortgage insurance exposure has become concentrated among a smaller number of counterparties in recent years and could become more concentrated in the future. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers” in our 2012 Annual Report.
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

Table 53 — Bond Insurance by Counterparty(1)

			As of September 30, 2013
Counterparty Name	Credit Rating	Credit Rating Outlook	Coverage Outstanding(2)	Percent of Total Coverage Outstanding(2)
			(dollars in millions)
Ambac Assurance Corporation (Ambac)(3)	Not Rated	N/A	$3,712	46%
Financial Guaranty Insurance Company (FGIC)(3)	Not Rated	N/A	1,433	18
National Public Finance Guarantee Corp.	BBB+	Positive	1,095	14
MBIA Insurance Corp.	B-	Positive	926	12
Assured Guaranty Municipal Corp.	A	Stable	732	9
Syncora Guarantee Inc. (Syncora)(3)	Not Rated	N/A	50	1
CIFG Assurance Corporation	Not Rated	N/A	30	<1
Total			$7,978	100%

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest ratings available as of October 24, 2013. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

(2)	Represents maximum principal exposure to credit losses.

(3)	Ambac, FGIC, and Syncora are currently operating under regulatory or court ordered supervision.
We monitor the financial strength of our bond insurers in accordance with our risk management policies. Some of our larger bond insurers are in runoff mode where no new business is being written. We expect to receive substantially less than full payment of our claims from Ambac and FGIC as these companies are insolvent. We believe that we will also likely receive substantially less than full payment of our claims from some of our other bond insurers because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge.
On June 11, 2013, FGIC’s plan of rehabilitation was approved by the appropriate authorities. Under the plan, permitted claims will be paid 17% in cash and the remainder in deferred payment obligations. On August 19, 2013, FGIC announced that state regulatory authorities had approved their payment of initial permitted claims and settlement of deferred obligations in accordance with the plan. Ambac, which had not paid claims since March 2010, began paying a portion of its claims in cash in the third quarter of 2012. For more information concerning Ambac and FGIC, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” in our 2012 Annual Report.
In the event one or more of our other bond insurers were to become subject to a regulatory order or insolvency proceeding, our ability to recover certain unrealized losses on our non-agency mortgage-related securities would be negatively affected. We considered our expectations regarding our bond insurers’ ability to meet their obligations in making our impairment determinations on our non-agency mortgage-related securities at September 30, 2013 and December 31, 2012. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.
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

90	Freddie Mac

Our cash and other investment counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank. As of September 30, 2013 and December 31, 2012, including amounts related to our consolidated VIEs, there were $56.3 billion and $60.7 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; or (c) cash deposited with the Federal Reserve Bank. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.
For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.8 — Trading Securities.”
Agency and Non-Agency Mortgage-Related Security Issuers
Our investments in securities expose us to institutional credit risk to the extent that servicers, issuers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations. Our investments in non-Freddie Mac mortgage-related securities include both agency and non-agency securities. Agency securities have historically presented minimal institutional credit risk due to the guarantee provided by those institutions, and the U.S. government’s support of those institutions. However, we recognized impairment charges in the nine months ended September 30, 2013 related to certain of our investments in non-agency mortgage-related securities. The servicing of loans underlying these securities is significantly concentrated with several counterparties and our ability to mitigate this concentration is limited. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for further information about these securities, including a discussion of the higher-risk components of these investments.
At the direction of our Conservator, we are working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in various efforts to mitigate or recover losses on our investments in these securities, in some cases in conjunction with other investors. We and FHFA reached settlements with General Electric Company and affiliates (in January 2013), Citigroup Inc. and affiliates (in May 2013), UBS Americas, Inc. (in July 2013), Wells Fargo Bank, N.A. and affiliates (August 2013), Ally Financial Inc. (October 2013), and JPMorgan Chase & Co. and certain affiliates (October 2013). Lawsuits with a number of groups are currently pending. The effectiveness of our efforts is highly uncertain and any potential recoveries may take significant time to realize. For more information on these efforts, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” in this Form 10-Q and in our 2012 Annual Report and “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Non-Agency Mortgage-Related Security Issuers” in our 2012 Annual Report.
Derivative Counterparties
We use cleared derivatives, exchange-traded derivatives, and OTC derivatives, and are exposed to institutional credit risk with respect to these derivatives. OTC derivatives refer to those derivatives that are neither cleared derivatives nor exchange-traded derivatives, as described below. For more information about the institutional credit risk associated with our use of derivatives, and our strategies to manage our exposures related to such risk, see “MD&A — RISK MANAGEMENT — Credit Risk —Institutional Credit Risk — Derivative Counterparties” in our 2012 Annual Report.
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
The Dodd-Frank Act requires central clearing and trading on exchanges or comparable trading facilities of many types of derivatives. Pursuant to the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission has determined that the types of interest-rate swaps that we use most frequently are subject to the central clearing requirement, for transactions executed or modified on or after June 10, 2013. We refer to these interest-rate swaps as cleared derivatives. As a result, our exposure to the clearinghouse we use to clear such interest-rate derivatives, and to the clearing firms that administer our transactions once accepted for clearing, will increase and become more concentrated over time. However, our exposure to individual counterparties associated with OTC interest-rate swaps will decrease over time.
The table below summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty where allowable (i.e., net amounts due to us under derivative contracts which are recorded as derivative assets). For OTC interest-rate swaps, option-based derivatives, and foreign-currency swaps that are in an asset position, we hold collateral against those positions in accordance with agreed upon thresholds. The collateral posting thresholds we assign our counterparties depend on the credit rating of the counterparty and are based on our credit risk policies. In addition, we have OTC interest-rate swap, option-based derivative, and foreign-currency swap liabilities where we post collateral to counterparties in accordance with agreed upon thresholds. Pursuant to certain collateral agreements we have with OTC interest-rate swap, option-based derivative, and foreign-currency swap counterparties, the collateral posting threshold we are assigned is based on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our

91	Freddie Mac

credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. At September 30, 2013, our collateral posted exceeded our collateral held. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Derivative Assets and Liabilities, Net” and “Table 27 — Derivative Fair Values and Maturities” for a reconciliation of fair value to the amounts presented on our consolidated balance sheets as of September 30, 2013, which includes both cash collateral held and posted by us, net.
Table 54 — Derivative Counterparty Credit Exposure

	As of September 30, 2013
Rating(1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold
	(dollars in millions)
AA-	4	$55,082	$207	$40	4.6	$10 million or less
A+	3	32,600	1,090	5	6.1	$1 million or less
A	7	298,806	—	20	5.4	$1 million or less
A-	3	139,316	255	11	5.5	$1 million or less
BBB+	2	38,476	2	—	5.7	$ —
Subtotal	19	564,280	1,554	76	5.4
Cleared and exchange-traded derivatives		127,366	313	203
Commitments		26,690	203	203
Swap guarantee derivatives		3,537	—	—
Other derivatives(6)		8,882	—	—
Total derivatives		$730,755	$2,070	$482

	As of December 31, 2012
Rating(1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold
	(dollars in millions)
AA-	4	$41,169	$—	$—	5.6	$10 million or less
A+	4	86,717	1,220	15	6.0	$1 million or less
A	5	343,353	734	32	5.8	$1 million or less
A-	4	148,271	6	22	5.7	$1 million or less
BBB+	1	42,643	—	—	6.0	$ —
Subtotal	18	662,153	1,960	69	5.8
Cleared and exchange-traded derivatives		42,673	66	66
Commitments		25,530	20	20
Swap guarantee derivatives		3,628	—	—
Other derivatives(6)		11,847	1	1
Total derivatives		$745,831	$2,047	$156

(1)
Ratings of our OTC interest-rate swap, options-based derivative (excluding certain written options), and foreign-currency swap derivative counterparties. We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the Moody’s rating of the legal entity is stated in terms of the S&P equivalent.

(2)	Based on legal entities.

(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.

(4)
For each counterparty, this amount includes derivatives with a positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable, when applicable. For counterparties included in the subtotal and the cleared and exchange-traded derivatives category, positions are shown netted at the counterparty or clearing member level, as applicable, including accrued interest receivable/payable and trade/settle fees.

(5)
Calculated as Total Exposure at Fair Value less both cash and non-cash collateral held as determined at the counterparty level. At September 30, 2013 and December 31, 2012, $446 million and $501 million, respectively, of non-cash collateral had been posted to us. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level. For more information about margin we have posted in connection with cleared and exchange-traded derivatives, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES - Collateral Pledged.”

(6)
Consists primarily of certain written options and certain credit derivatives. Written options do not present counterparty credit exposure because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

92	Freddie Mac

Over time, our exposure to individual counterparties for derivatives varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates, and the amount of derivatives held. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Derivative Portfolio — Master Netting and Collateral Agreements” for more information about our maximum loss for accounting purposes and concentrations of counterparty risk related to derivative counterparties.
Approximately 96% of our counterparty credit exposure for OTC interest-rate swap, option-based, and foreign-currency swap derivatives was collateralized at September 30, 2013 (excluding amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level). The remaining exposure was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was marked to fair value and the date we received the related collateral. In some instances, these market movements result in us having provided collateral that has fair value in excess of our obligation, which represents our overcollateralization exposure. Collateral is typically transferred within one business day based on the values of the related derivatives.
In the event an OTC derivative counterparty defaults, our economic loss may be higher than the uncollateralized exposure of our derivatives if we are not able to replace the defaulted derivatives in a timely and cost-effective fashion (e.g., due to a significant interest rate movement during the period or other factors). We could also incur economic loss if non-cash collateral posted to us by the defaulting counterparty and held by the custodian cannot be liquidated at prices that are sufficient to recover the amount of such exposure. We regularly review the market values of the securities pledged to us to manage our exposure to loss. When non-cash collateral is posted to us, we require collateral in excess of our exposure to satisfy the net obligation to us in accordance with the counterparty agreement.
As noted above, beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to the central clearing requirement. Our exposure to cleared and exchange-traded derivatives was $203 million and $66 million as of September 30, 2013 and December 31, 2012, respectively. We are required to post margin in connection with our cleared and exchange-traded derivatives. At September 30, 2013, the majority of our exposure for our cleared and exchange-traded derivatives resulted from our posting of initial margin, which is the collateral that we post to a derivative clearinghouse in order to do business with such clearinghouse. The amount of initial margin we must post for cleared and exchange-traded derivatives is based, in part, on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The amount of initial margin varies over time. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged.”
The total exposure on our forward purchase and sale commitments for mortgages and mortgage-related securities, treated as derivatives for accounting purposes, was $203 million and $20 million at September 30, 2013 and December 31, 2012, respectively. Our exposure to commitments increased primarily due to the effect of a higher volume of commitments to purchase mortgage-related securities. Approximately 86% of our total exposure to commitments at September 30, 2013 settled in October 2013. We do not require master netting and collateral agreements for the counterparties of these commitments. However, the typical maturity of our forward purchase and sale commitments is less than 60 days, and we monitor the credit fundamentals of the counterparties to these commitments on an ongoing basis in an effort to ensure that they continue to meet our internal risk-management standards. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization.
Selected European Sovereign and Non-Sovereign Exposures
The sovereign debt of Spain, Italy, Ireland, Portugal, Greece, and Cyprus (which we refer to herein as the “troubled European countries”) and the credit status of financial institutions with significant exposure to the troubled European countries has been adversely affected due to ongoing weaknesses in the economic and fiscal situations of those countries. As of September 30, 2013, we did not hold any debt issued by the governments of the troubled European countries and did not hold any financial instruments entered into with sovereign governments in those countries. As of that date, we also did not hold any debt issued by corporations or financial institutions domiciled in the troubled European countries and did not hold any other financial instruments entered into with corporations or financial institutions domiciled in those countries. For purposes of this discussion, we consider an entity to be domiciled in a country if its parent entity is headquartered in that country. However, we believe a number of our counterparties have direct or indirect exposure to the troubled European countries. It is possible that continued adverse developments in Europe could significantly affect such counterparties, which in turn could adversely affect

93	Freddie Mac

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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013. As of September 30, 2013, we had one material weakness in our internal control over financial reporting, related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see “CONTROLS AND PROCEDURES.”
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

94	Freddie Mac

Throughout the nine months ended September 30, 2013, we complied with all requirements under our liquidity management policies or FHFA guidance, as applicable. During the nine months ended September 30, 2013, the majority of the funds used to cover our short-term cash liquidity needs was deposited with the Federal Reserve Bank, invested in short-term assets with a rating of A-1/P-1 or AAA, or was issued by a counterparty with that rating. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, our credit governance policies require us to exit from the position within a specified period.
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
Other Debt Securities
During the three months ended September 30, 2013, we had sufficient access to the debt markets due largely to support from the U.S. government. Our effective short-term debt was 43% of outstanding other debt at September 30, 2013 as compared to 42% at December 31, 2012. Effective short-term debt is the aggregate of short-term debt and the current portion of long-term debt (the portion due within one year). The categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt. We rely significantly on our ability to issue debt on an on-going basis to refinance our short-term debt.
Our debt cap under the Purchase Agreement is $780.0 billion in 2013 and will decline to $663.0 billion on January 1, 2014. As of September 30, 2013, we estimate that our aggregate indebtedness was $259.7 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.
Other Debt Issuance Activities
The table below summarizes the par value of other debt securities we issued, based on settlement dates, during the three and nine months ended September 30, 2013 and 2012.
Table 55 — Other Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Other short-term debt(2):
Reference Bills® securities and discount notes	$69,120	$72,291	$227,110	$214,374
Medium-term notes — non-callable	—	—	3,500	—
Total other short-term debt	69,120	72,291	230,610	214,374
Other long-term debt:
Medium-term notes — callable(3)	11,870	21,543	51,141	66,416
Medium-term notes — non-callable	8,011	5,983	13,187	18,264
U.S. dollar Reference Notes® securities — non-callable	3,500	8,500	16,500	40,500
Total other long-term debt	23,381	36,026	80,828	125,180
Total other debt issued	$92,501	$108,317	$311,438	$339,554

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase, and lines of credit. Also excludes debt securities of consolidated trusts held by third parties.

(2)	Due within one year based on the original contractual maturity of the debt instruments.

(3)	During the three and nine months ended September 30, 2013, includes $500 million of single-family risk transfer transactions.

Other Debt Retirement Activities
We repurchase, call, or exchange our outstanding medium- and long-term debt securities from time to time for a variety of reasons, including: (a) to help support the liquidity of the market for our other debt securities; (b) to manage our mix of liabilities funding our assets; or (c) for economic reasons.
The table below provides the par value, based on settlement dates, of other debt securities we repurchased and called during the three and nine months ended September 30, 2013 and 2012.

95	Freddie Mac

Table 56 — Other Debt Security Repurchases and Calls(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Repurchases of outstanding medium-term notes	$314	$—	$2,060	$1,747
Calls of callable medium-term notes	7,325	14,763	42,354	95,770

(1)	Excludes debt securities of consolidated trusts held by third parties.
Credit Ratings
Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of October 24, 2013.
Table 57 — Freddie Mac Credit Ratings

Nationally Recognized Statistical Rating Organization
	S&P	Moody’s	Fitch
Senior long-term debt(1)	AA+	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	A	Aa2	AA-
Preferred stock(4)	C	Ca	C/RR6(5)
Outlook	Stable	Stable	Rating Watch Negative (includes AAA-rated long-term Issuer Default Rating)

(1)	Consists of medium-term notes, U.S. dollar Reference Notes® securities and €Reference Notes® securities.

(2)	Consists of Reference Bills® securities and discount notes.

(3)	Consists of Freddie SUBS® securities.

(4)	Does not include senior preferred stock issued to Treasury.

(5)	Preferred stock is not on Rating Watch Negative.
Our credit ratings are primarily based on the support we receive from Treasury, and therefore, are affected by changes in the credit ratings of the U.S. government. On October 16, 2013, Fitch placed our AAA-rated long-term Issuer Default Rating (IDR), as well as our senior long-term debt, short-term debt and subordinated debt ratings, on Rating Watch Negative (RWN). This action followed Fitch’s placement of the U.S. government's debt ratings on RWN.
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
Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities
Excluding amounts related to our consolidated VIEs, we held $70.9 billion and $47.3 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at September 30, 2013 and December 31, 2012, respectively. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. The balance increased in anticipation of the need to make a potential significant dividend payment to Treasury in December 2013. At September 30, 2013, our non-mortgage-related securities consisted primarily of Treasury notes that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintained non-interest-bearing deposits at the Federal Reserve Bank, which are included in cash and cash equivalents on our consolidated balance sheets. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”
Mortgage Loans and Mortgage-Related Securities

96	Freddie Mac

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and highly liquid. Our primary source of liquidity among these mortgage assets is our holdings of agency securities. While our holdings of unsecuritized performing single-family mortgage loans and CMBS are also potential sources of liquidity, we consider them to be less liquid than agency securities. Our holdings of non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans are considered to be illiquid due to market conditions and the continued poor credit quality of the underlying assets. Our holdings of unsecuritized seriously delinquent and modified single-family mortgage loans are also considered to be illiquid.
We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” for more information on the relative liquidity of our mortgage assets.
Cash Flows
Our cash and cash equivalents increased by $1.0 billion to $9.5 billion during the nine months ended September 30, 2013, as compared to a decrease of $20.7 billion to $7.8 billion during the nine months ended September 30, 2012. Cash flows provided by operating activities during the nine months ended September 30, 2013 and 2012 were $9.4 billion and $6.2 billion, respectively, primarily driven by cash proceeds from net interest income. Cash flows provided by investing activities during the nine months ended September 30, 2013 and 2012 were $322.1 billion and $357.4 billion, respectively, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during the nine months ended September 30, 2013 and 2012 were $330.4 billion and $384.2 billion, respectively, largely attributable to funds used to repay debt securities of consolidated trusts held by third parties.
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
At September 30, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. In future periods, we may experience variability in our net income and/or comprehensive income due to changes in factors such as interest rates, mortgage spreads, and home prices. Such changes could adversely affect our net worth and result in additional draws under the Purchase Agreement. For more information, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods” in our 2012 Annual Report.
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
During the three months ended September 30, 2013, we experienced a significant non-cash increase in our net worth due to a benefit for federal income taxes of $23.9 billion that resulted from our conclusion to release our valuation allowance against our net deferred tax assets. Based on our Net Worth Amount at September 30, 2013, our dividend obligation to Treasury in December 2013 will be $30.4 billion. Once this dividend payment is made to Treasury, we will have paid slightly more in aggregate cash dividends to Treasury than aggregate cash draws received from Treasury under the Purchase Agreement. We paid dividends of $4.4 billion in cash on the senior preferred stock during the three months ended September 30, 2013, based on our Net Worth Amount at June 30, 2013. Through September 30, 2013, we have paid aggregate cash dividends to Treasury of $40.9 billion, an amount equal to 57% of our aggregate draws received under the Purchase Agreement.
At September 30, 2013, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.
Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. In addition, under the Purchase Agreement, the payment of dividends cannot be used to reduce prior draws from Treasury. Accordingly, while we have paid aggregate cash dividends to Treasury of $40.9 billion, the liquidation preference on the senior preferred stock remains $72.3 billion.

97	Freddie Mac

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
Level 3 Recurring Fair Value Measurements
At September 30, 2013 and December 31, 2012, we measured and recorded: (a) 26% and 28% of total assets carried at fair value on a recurring basis; and (b) 12% and 7% of total liabilities carried at fair value on a recurring basis using unobservable inputs (Level 3). These percentages were calculated before the impact of counterparty and cash collateral netting. The process for determining fair value using unobservable inputs is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. See “NOTE 16: FAIR VALUE DISCLOSURES — Changes in Fair Value Levels” for a discussion of changes in our Level 3 assets and liabilities and “—Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” for the Level 3 reconciliation.
Consideration of Credit Risk in Our Valuation
We consider credit risk in the valuation of our assets and liabilities through consideration of credit risk of the counterparty in asset valuations and through consideration of our own institutional credit risk in liability valuations on our GAAP consolidated balance sheets.
We consider credit risk in our valuation of investments in securities based on fair value measurements that are largely the result of price quotes received from multiple dealers or pricing services. Some of the key valuation drivers of such fair value measurements include the collateral type, collateral performance, credit quality of the issuer, tranche type, weighted average life, vintage, coupon, and interest rates. We also make adjustments for items such as credit enhancements or other types of subordination and liquidity, where applicable. In cases where internally developed models are used, we maximize the use of market-based inputs or calibrate such inputs to market data. For a discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “Table 19 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk.”
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
Consolidated Fair Value Balance Sheets Analysis
The consolidated fair value balance sheets in the table below are a supplemental disclosure not intended to be in conformity with GAAP, and present our estimates of the fair value of our assets and liabilities at September 30, 2013 and December 31, 2012. The valuations of financial instruments included on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures. In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks,” in this Form 10-Q and our 2012 Annual Report, and “RISK FACTORS” and “RISK MANAGEMENT — Operational Risks” in our 2012 Annual Report for information concerning the risks associated with these models.
Limitations

98	Freddie Mac

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
We report certain assets and liabilities that are not financial instruments, such as property and equipment, REO, and our net deferred tax assets, as well as certain financial instruments that are not covered by the disclosure requirements in the accounting guidance for financial instruments, such as pension liabilities, at their carrying amounts in accordance with GAAP on our consolidated fair value balance sheets. We do not believe these items have a significant impact on our overall fair value results. Other non-financial assets and liabilities on our GAAP consolidated balance sheets represent deferrals of costs and revenues that are amortized in accordance with GAAP, such as deferred debt issuance costs and deferred fees. Cash receipts and payments related to these items are generally recognized in the fair value of net assets when received or paid, with no basis reflected on our fair value balance sheets.
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

99	Freddie Mac

Table 58 — Consolidated Fair Value Balance Sheets

	September 30, 2013		December 31, 2012
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
	(in billions)
Assets
Cash and cash equivalents	$9.5	$9.5	$8.5	$8.5
Restricted cash and cash equivalents	5.8	5.8	14.6	14.6
Federal funds sold and securities purchased under agreements to resell	41.0	41.0	37.6	37.6
Investments in securities:
Available-for-sale, at fair value	139.8	139.8	174.9	174.9
Trading, at fair value	52.6	52.6	41.5	41.5
Total investments in securities	192.4	192.4	216.4	216.4
Mortgage loans:
Mortgage loans held by consolidated trusts	1,526.1	1,524.9	1,495.9	1,540.1
Unsecuritized mortgage loans	163.4	146.3	190.4	167.6
Total mortgage loans	1,689.5	1,671.2	1,686.3	1,707.7
Derivative assets, net	0.9	0.9	0.7	0.7
Other assets	42.7	42.6	25.8	25.8
Total assets	$1,981.8	$1,963.4	$1,989.9	$2,011.3
Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,419.9	$1,439.2	$1,419.5	$1,487.1
Other debt	515.7	524.0	547.5	565.6
Total debt, net	1,935.6	1,963.2	1,967.0	2,052.7
Derivative liabilities, net	0.4	0.4	0.2	0.2
Other liabilities	12.4	17.9	13.8	16.7
Total liabilities	1,948.4	1,981.5	1,981.0	2,069.6
Net assets
Senior preferred stock	72.3	72.3	72.3	72.3
Preferred stock	14.1	2.9	14.1	0.9
Common stock	(53.0)	(93.3)	(77.5)	(131.5)
Total net assets	33.4	(18.1)	8.9	(58.3)
Total liabilities and net assets	$1,981.8	$1,963.4	$1,989.9	$2,011.3

(1)	Equals the amount reported on our GAAP consolidated balance sheets.
Discussion of Fair Value Results
The table below summarizes the change in the fair value of net assets for the nine months ended September 30, 2013.
Table 59 — Summary of Change in the Fair Value of Net Assets

Nine Months Ended September 30, 2013
(in billions)
Beginning balance	$(58.3)
Changes in fair value of net assets, before capital transactions	57.4
Capital transactions:
Dividends and share issuances, net(1)	(17.2)
Ending balance	$(18.1)

(1)	We did not receive funds from Treasury for the nine months ended September 30, 2013 under the Purchase Agreement.
During the nine months ended September 30, 2013, the fair value of net assets, before capital transactions, increased by $57.4 billion. The increase in the fair value of net assets, before capital transactions, during the nine months ended September 30, 2013 was primarily due to: (a) the release of our valuation allowance against our net deferred tax assets; (b) an increase in the fair value of our single-family mortgage loans as the result of continued improvement in realized and expected

100	Freddie Mac

home prices; and (c) improvement in the overall credit environment coupled with high estimated core spread income on our mortgage-related securities and a tightening of OAS levels on our non-agency single-family mortgage-related securities. See “Table 58 — Consolidated Fair Value Balance Sheets” for additional details.
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
We guarantee the payment of principal and interest on non-consolidated Freddie Mac mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and the other guarantee commitments is primarily represented by the UPB of the underlying loans and securities, which was $94.0 billion and $74.2 billion at September 30, 2013 and December 31, 2012, respectively. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans. These non-derivative commitments totaled $286.1 billion and $291.5 billion in notional amount at September 30, 2013 and December 31, 2012, respectively.
As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” which were $9.9 billion and $10.2 billion at September 30, 2013 and December 31, 2012, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. In addition, as part of the HFA initiative, we, together with Fannie Mae, provide liquidity guarantees for certain variable-rate single-family and multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days. At September 30, 2013 and December 31, 2012, there were no liquidity guarantee advances outstanding.
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

101	Freddie Mac

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements,” including statements pertaining to the conservatorship, our current expectations and objectives for our efforts under the MHA Program, the servicing alignment initiative and other programs to assist the U.S. residential mortgage market, future business plans, liquidity, capital management, economic and market conditions and trends, market share, the effect of legislative and regulatory developments, implementation of new accounting guidance, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” sections of this Form 10-Q and our 2012 Annual Report, and:

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

•
changes in housing or economic conditions, legislation or other factors that affect our assessment of our ability to realize our net deferred tax asset, and cause us to establish a valuation allowance against our net deferred tax asset;

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

•
the scope of various initiatives designed to help in the housing recovery (including the extent to which borrowers participate in HAMP, HARP, the non-HAMP standard loan modification initiative, the streamlined non-HAMP modification initiative, and the recent short sale initiative), and the effect of such programs on our credit losses, expenses, and the size and composition of our mortgage-related investments portfolio;

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

•	our ability to recruit and retain executive officers and other key employees;

102	Freddie Mac

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

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	borrower preferences for fixed-rate mortgages versus ARMs;

•	the occurrence of a major natural or other disaster in geographic areas in which our offices or portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q, our Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, and our 2012 Annual Report, including in the “MD&A” sections;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their effects; and

•	market reactions to the foregoing.

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
LEGISLATIVE AND REGULATORY MATTERS
Legislation Related to Freddie Mac and its Future Status

103	Freddie Mac

Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. Congress continues to hold hearings and consider legislation on the future state of Freddie Mac, Fannie Mae and the housing finance system.
Several bills related to Freddie Mac, Fannie Mae and the future of the mortgage finance system were introduced in Congress in June and July 2013, as discussed in “MD&A — LEGISLATIVE AND REGULATORY MATTERS - Legislation Related to Freddie Mac and its Future Status” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. We anticipate that other bills will be introduced. We cannot predict whether any of such bills might be enacted.
For more information, see “RISK FACTORS — Conservatorship and Related Matters — The future status and role of Freddie Mac is uncertain and could be materially adversely affected by legislative and regulatory action that alters the ownership, structure, and mission of the company” in our 2012 Annual Report.
FHFA Advisory Bulletin
On April 9, 2012, FHFA issued Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.” This Advisory Bulletin will, among other provisions, require that we classify the portion of the loan balance in excess of the fair value of the underlying property, less costs to sell, adjusted for any credit enhancements, as a “loss” no later than when an outstanding single-family loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). The Advisory Bulletin also requires classification of the portion of the loan balance in excess of the fair value of the underlying property, less costs to sell, adjusted for any credit enhancements, as a “loss” for single-family loans within 60 days of notification of a bankruptcy filing by the borrower, unless it can be clearly demonstrated and documented that repayment is likely to occur. For multifamily loans, the Advisory Bulletin will require any portion of a loan balance that exceeds the amount secured by the fair value of the collateral, less costs to sell, where there are no available and reliable sources of repayment other than the sale of the underlying real estate collateral, to be classified as a “loss.”
The Advisory Bulletin will require us to charge off the portion of the loan classified as a “loss.” Under our existing accounting policy and upon adoption of the Advisory Bulletin, the ultimate amount of losses we realize on loans will be the same; however, the timing of when the losses will be recorded will differ.
On May 13, 2013, FHFA issued an additional Advisory Bulletin clarifying the implementation timeline for AB 2012-02, requiring that: (a) the asset classification provisions of AB 2012-02 should be implemented by January 1, 2014; and (b) the charge-off provisions of AB 2012-02 should be implemented no later than January 1, 2015.
The Advisory Bulletin will require us to change our practice for determining when a loan is deemed to be uncollectible. We will work with FHFA to consider how the Advisory Bulletin may impact our credit risk management practices. Our current practice is based on our historical loss data and results in a loan being deemed to be uncollectible at the date of foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short sale). The Advisory Bulletin will require us to determine a loan is uncollectible when the loan becomes 180 days delinquent.
The Advisory Bulletin will not have an impact on the approach we use to estimate the allowance for loan losses for our single-family and multifamily loans that are not classified as a “loss.” We establish an allowance for loan losses against these loans either through our collective loss reserve or through our loss reserve for individually impaired loans. Thus, at the time loans become 180 days delinquent, we have already established loss reserves against them. However, under the Advisory Bulletin, the amount of the charge-off for loans classified as a “loss” is likely to exceed the allowance for loan losses because the charge-off will not be reduced by the benefit we expect from borrower reperformance on those loans, which is considered in our current allowance for loan losses methodology. As a result, we will record an additional provision for loan losses at the time a loan is classified as a “loss,” and we will record an offsetting amount of income in future periods as certain loans that are classified as a “loss” reperform.
Our financial results will be impacted by two separate populations of loans upon adoption of the Advisory Bulletin: (a) single-family loans that are classified as a “loss” because they are 180 days or more delinquent; and (b) single-family loans that are classified as a “loss” due to a bankruptcy filing by the borrower. We do not expect a significant impact to our financial results from multifamily loans that are classified as a “loss.”
As of September 30, 2013, we estimate that single-family loans with an unpaid principal balance of approximately $29.6 billion were 180 days or more delinquent and would have been classified as a “loss” under the provisions of the Advisory Bulletin. As of September 30, 2013, we have recognized an allowance for loan losses of $6.8 billion for probable incurred losses on those loans. By measuring impairment for those loans based on the fair value of the underlying collateral without consideration for estimated cash flows from borrowers that may reperform, we estimate that the amount of the charge-off we would need to record on those loans would be $8.7 billion. As a result, if we were to adopt the Advisory Bulletin as of September 30, 2013, we would need to record additional losses of $1.9 billion in order to write those loans down to the fair value of the underlying collateral. We would expect to record loss recoveries as additional income on those loans in future periods, as certain of those loans reperform and we recover amounts previously charged off. We also estimate that the amount of the additional losses that we will need to record with respect to loans that are 180 days or more delinquent to adopt the

104	Freddie Mac

Advisory Bulletin on January 1, 2015, will be lower than the $1.9 billion estimate as of September 30, 2013 because we expect our population of loans that are 180 days or more delinquent to decline between September 30, 2013 and December 31, 2014.
As of September 30, 2013, we are not able to assess the impact of adoption of the Advisory Bulletin on our financial results with respect to the population of single-family loans that would be classified as a “loss” due to a bankruptcy filing by the borrower. However, we believe that the impact of adoption with respect to those loans will be substantially lower than the impact from the population of loans that are 180 days or more delinquent.
The estimates presented above, which required significant management judgment, are based on our current interpretation of certain significant issues under the Advisory Bulletin, such as how to apply the guidance to loans that reperform after having previously been 180 days or more delinquent. In turn, these interpretations are based on discussions with and guidance from FHFA. These discussions are ongoing, and we continue to work with FHFA and Fannie Mae to assess the operational and accounting impacts of the Advisory Bulletin. As a result, these estimates are subject to potentially significant change.
In addition, we have received a comment letter from the SEC Division of Corporation Finance, dated August 6, 2013, regarding our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. This comment letter contains a comment and several questions specifically related to our adoption of the Advisory Bulletin. We filed written responses to the comments with the SEC on August 20, 2013. We continue to work with the SEC staff to clarify the impact of the adoption of the Advisory Bulletin on our financial results.
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
Recent developments with respect to Dodd-Frank rulemakings that may have a significant impact on Freddie Mac include an August 2013 rule proposal concerning credit risk retention. This rule, jointly proposed by six agencies, including FHFA, revises a 2011 proposal that would implement the credit risk retention requirements of the Dodd-Frank Act. The rule generally would require a securitizer of asset-backed securities to retain no less than five percent of the credit risk of the assets underlying such securities. The rule would provide an exemption from this requirement for asset-backed securities collateralized exclusively by qualified residential mortgages (or “QRMs”), and would define a QRM by reference to the definition of a “qualified mortgage” under the Truth in Lending Act. The proposal also requests comment on an alternative definition of QRM that would significantly reduce the number of loans that would qualify as QRM. As in the 2011 proposal, Freddie Mac’s fully guaranteed securitizations generally would satisfy the risk retention requirements for so long as we are in conservatorship or receivership and receiving federal financial support. This exemption would not apply to securitization structures that are not fully guaranteed. The effective date of any final risk retention rule with respect to residential mortgage securitizations will be one year after such rule is finalized.
We continue to review and assess the impact of rulemakings and other activities under the Dodd-Frank Act. For more information, see “RISK FACTORS — Legal and Regulatory Risks — The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results” in our 2012 Annual Report.
FHFA Request for Public Input on Reducing Freddie Mac and Fannie Mae Multifamily Businesses
On August 9, 2013, FHFA announced that it is evaluating alternatives for reducing Freddie Mac and Fannie Mae’s presence in the multifamily housing finance market in 2014 and is seeking public input on the potential market impact of various strategies. FHFA stated that the strategies may include:

•	Restrictions on available loan terms;

•	Simplification and standardization of loan products;

•	Limits on property financing;

•	Limits on business activities; and,

•	Other options that FHFA should consider to contract the enterprises’ multifamily businesses.
Input from the public was due October 8, 2013 in order for FHFA to consider the responses for potential inclusion in our 2014 Conservatorship Scorecard and provide for continued gradual contraction of the GSEs' multifamily business.
Litigation Against the U.S. Government Concerning Conservatorship and the Purchase Agreement
In June, July and September 2013, a number of lawsuits were filed against the U.S. government and, in some cases, the Secretary of the Treasury and the Acting Director of FHFA challenging certain government actions related to the

105	Freddie Mac

conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. Several of the lawsuits seek to invalidate the net worth sweep dividend provisions of the senior preferred stock, which were implemented pursuant to the August 2012 amendment to the Purchase Agreement. Another lawsuit seeks to require us to make payments to an affordable housing trust fund managed by HUD, as discussed in “LEGAL PROCEEDINGS.” It is possible that similar lawsuits will be filed in the future. Freddie Mac is not a party to these lawsuits. However, a number of lawsuits have been filed against Freddie Mac concerning the August 2012 amendment to the Purchase Agreement. See “NOTE 17: LEGAL CONTINGENCIES- Litigation Concerning the Purchase Agreement” for more information.
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
Termination of Certain Retirement Plans
On October 24, 2013, we received a directive from FHFA to terminate our tax-qualified defined benefit plan and certain non-qualified retirement plans. There will be no further accruals under these plans after December 31, 2013. For additional information, see our current report on Form 8-K dated October 25, 2013 that was filed with the SEC.
Affordable Housing Goals and Results for 2012
In October 2013, FHFA informed us that it had reviewed our performance with respect to the affordable housing goals for 2012, and determined that we achieved all of our single-family affordable housing goals and both multifamily goals. Our performance on the goals, as determined by FHFA, is set forth below.
Table 60 — Affordable Housing Goals and Results for 2012

	Goals for 2012	Market Level for 2012(1)	Results for 2012
Single-family purchase money goals (benchmark levels):
Low-income	23%	26.6%	24.4%
Very low-income	7%	7.7%	7.1%
Low-income areas(2)	20%	20.5%	20.6%
Low-income areas subgoal	11%	13.6%	11.4%
Single-family refinance low-income goal (benchmark level)	20%	22.3%	22.4%
Multifamily low-income goal (in units)	225,000	N/A	298,529
Multifamily low-income subgoal (in units)	59,000	N/A	60,084

(1)	Determined by FHFA based on its analysis of market data for 2012.

(2)
FHFA will annually set the benchmark level for the low-income areas goal based on the benchmark level for the low-income areas subgoal, plus an adjustment factor reflecting the additional incremental share of mortgages for low- and moderate-income families in designated disaster areas in the most recent year for which such data are available. For 2012, FHFA set the benchmark level for the low-income areas goal at 20%.

For more information, see "BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Affordable Housing Goals" in our 2012 Annual Report.
Lender-Placed Insurance
On November 5, 2013, FHFA announced that it has directed Freddie Mac and Fannie Mae to prohibit servicers from being reimbursed for expenses associated with captive reinsurance arrangements. In March 2013, FHFA published a notice on certain lender-placed insurance practices and indicated that it planned a broader review of lender-placed insurance issues.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest-Rate Risk and Other Market Risks
Our investments in mortgage assets (i.e., mortgage loans and mortgage-related securities) expose us to interest-rate risk and other market risks, including basis and spread risk, arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to our assets versus the timing of payment of cash flows related to the liabilities we use to fund those assets. Differences from expectations or changes in prepayments, basis, or spreads could result in significant economic losses and have an adverse impact on earnings. In addition, these risks could result in realized losses upon the sale of assets. While we do manage interest rate risk, we have limited ability to manage basis and spread risk. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in our 2012 Annual Report for a discussion of our market risk exposures, including those related to derivatives, institutional counterparties, and other market risks.

106	Freddie Mac

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
Limitations of Market Risk Measures
Our PMVS and duration gap estimates are determined using models that involve our judgment of interest-rate and prepayment assumptions. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. There could be times when we hedge differently than our model estimates during the period (e.g., when we are making changes or market updates to these models). In those cases where we hedge differently than the model estimate, we still operate within our risk limits. While PMVS and duration gap estimate our exposure to changes in interest rates, they do not capture the potential impact of certain other market risks, such as changes in volatility, basis, and foreign-currency risk. The impact of these other market risks can be significant.
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
In addition, it has been more difficult in recent years to measure and manage the interest-rate risk related to mortgage assets as risk for prepayment model error remains high due to the low interest rate environment and uncertainty regarding default rates, unemployment, government policy changes and programs, loan modifications, and the volatility and impact of home price movements on mortgage durations. Misestimation of prepayments could result in significant economic losses and have an adverse impact on earnings. In addition, this misestimation could result in realized losses upon the sale of assets.
Duration Gap and PMVS Results
The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the three and nine months ended September 30, 2013 and 2012. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear.
Our PMVS-L (50 basis points) exposure at September 30, 2013 was $399 million, which increased compared to December 31, 2012 primarily due to an increase in our duration exposure. On an average basis for the three and nine months ended September 30, 2013, our PMVS-L (50 basis points) was $271 million and $287 million, respectively, primarily resulting from our negative convexity exposure on our mortgage assets.
To improve the accuracy of our models, we make changes to the underlying assumptions or modeling techniques on a periodic basis.

107	Freddie Mac

Table 61 — PMVS and Duration Gap Results

				PMVS-YC	PMVS-L
				25 bps	50 bps	100 bps
				(in millions)
Assuming shifts of the LIBOR yield curve:
September 30, 2013				$60	$399	$874
December 31, 2012				$61	$209	$737

	Three Months Ended September 30,
	2013			2012
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	(0.5)	$26	$271	(0.6)	$52	$215
Minimum	(1.6)	$2	$159	(2.4)	$1	$—
Maximum	0.8	$67	$451	0.6	$116	$661
Standard deviation	0.5	$18	$64	0.6	$35	$159

	Nine Months Ended September 30,
	2013			2012
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	(0.1)	$24	$287	(0.2)	$29	$198
Minimum	(1.6)	$—	$152	(2.4)	$1	$—
Maximum	1.6	$68	$586	0.6	$116	$661
Standard deviation	0.5	$16	$75	0.5	$28	$105
Derivatives have historically enabled us to reduce our interest-rate risk exposure, which could have been higher without the use of derivatives. The table below shows that the PMVS-L risk levels for the periods presented would have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(1.3) billion at September 30, 2013, an increase of $0.4 billion from December 31, 2012. The increase was primarily driven by hedging an increase in the duration of our mortgage assets caused by the increase in interest rates during 2013.
Table 62 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)
At:
September 30, 2013	$1,687	$399	$(1,288)
December 31, 2012	$1,102	$209	$(893)
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

108	Freddie Mac

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. We consider this situation to be a material weakness in our internal control over financial reporting. For more information, see “CONTROLS AND PROCEDURES — Management’s Report on Internal Control Over Financial Reporting” in our 2012 Annual Report.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2013
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•
Linda B. Bammann, a member of Freddie Mac's Board of Directors and Chair of the Board's Business and Risk Committee, resigned from the Board effective July 31, 2013. Steven W. Kohlhagen was subsequently appointed as Chair of the Committee on an interim basis.

•	On September 30, 2013, we announced that James G. Mackey will be joining Freddie Mac during the week of November 11, 2013 as our new Executive Vice President — Chief Financial Officer.
Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting
As described above in “Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of September 30, 2013 that we have not remediated.
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

•
FHFA representatives hold frequent meetings with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and capital markets management, external communications, and legal matters.

•	Senior officials within FHFA’s accounting group meet frequently with our senior financial executives regarding our accounting policies, practices, and procedures.
In view of our mitigating actions related to this material weakness, we believe that our interim consolidated financial statements for the quarter ended September 30, 2013 have been prepared in conformity with GAAP.

109	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

110	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except share-related amounts)
Interest income
Mortgage loans:
Held by consolidated trusts	$14,197	$15,838	$42,798	$50,112
Unsecuritized	1,872	2,108	5,898	6,644
Total mortgage loans	16,069	17,946	48,696	56,756
Investments in securities	1,871	2,522	6,047	8,237
Other	7	26	37	60
Total interest income	17,947	20,494	54,780	65,053
Interest expense
Debt securities of consolidated trusts	(11,523)	(13,584)	(35,262)	(43,462)
Other debt	(2,041)	(2,493)	(6,473)	(7,969)
Total interest expense	(13,564)	(16,077)	(41,735)	(51,431)
Expense related to derivatives	(107)	(148)	(360)	(467)
Net interest income	4,276	4,269	12,685	13,155
Benefit (provision) for credit losses	1,138	(610)	2,264	(2,590)
Net interest income after benefit (provision) for credit losses	5,414	3,659	14,949	10,565
Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	135	(34)	197	(39)
Gains (losses) on retirement of other debt	143	11	136	(55)
Gains (losses) on debt recorded at fair value	(28)	(10)	(13)	35
Derivative gains (losses)	(74)	(488)	1,663	(2,426)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(130)	(332)	(169)	(942)
Portion of other-than-temporary impairment recognized in AOCI	4	65	(44)	13
Net impairment of available-for-sale securities recognized in earnings	(126)	(267)	(213)	(929)
Other gains (losses) on investment securities recognized in earnings	620	(330)	(153)	(974)
Other income (loss)	1,019	558	1,152	1,561
Non-interest income (loss)	1,689	(560)	2,769	(2,827)
Non-interest expense
Salaries and employee benefits	(207)	(202)	(626)	(605)
Professional services	(144)	(93)	(387)	(245)
Occupancy expense	(14)	(15)	(41)	(43)
Other administrative expenses	(90)	(91)	(277)	(246)
Total administrative expenses	(455)	(401)	(1,331)	(1,139)
Real estate owned operations income (expense)	79	49	183	(92)
Other expenses	(201)	(121)	(551)	(374)
Non-interest expense	(577)	(473)	(1,699)	(1,605)
Income before income tax benefit	6,526	2,626	16,019	6,133
Income tax benefit	23,960	302	24,036	392
Net income	30,486	2,928	40,055	6,525
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(127)	2,599	1,436	3,508
Changes in unrealized gains (losses) related to cash flow hedge relationships	76	102	250	320
Changes in defined benefit plans	2	1	24	(42)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(49)	2,702	1,710	3,786
Comprehensive income	$30,437	$5,630	$41,765	$10,311
Net income	$30,486	$2,928	$40,055	$6,525
Undistributed net worth sweep and senior preferred stock dividends	(30,436)	(1,809)	(41,764)	(5,421)
Net income (loss) attributable to common stockholders	$50	$1,119	$(1,709)	$1,104
Net income (loss) per common share — basic and diluted	$0.02	$0.35	$(0.53)	$0.34
Weighted average common shares outstanding (in thousands) — basic and diluted	3,237,771	3,239,477	3,238,196	3,240,241
The accompanying notes are an integral part of these consolidated financial statements.

111	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	December 31, 2012
	(in millions, except share-related amounts)
Assets
Cash and cash equivalents (includes $1 and $1, respectively, related to our consolidated VIEs)	$9,532	$8,513
Restricted cash and cash equivalents (includes $5,651 and $14,289, respectively, related to our consolidated VIEs)	5,755	14,592
Federal funds sold and securities purchased under agreements to resell (includes $11,300 and $19,250, respectively, related to our consolidated VIEs)	41,023	37,563
Investments in securities:
Available-for-sale, at fair value (includes $79 and $132, respectively, pledged as collateral that may be repledged)	139,798	174,896
Trading, at fair value (includes $215 and $0, respectively, pledged as collateral that may be repledged)	52,647	41,492
Total investments in securities	192,445	216,388
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $2,733 and $4,919, respectively)	1,526,070	1,495,932
Unsecuritized (net of allowances for loan losses of $22,128 and $25,788, respectively)	152,949	176,177
Total held-for-investment mortgage loans, net	1,679,019	1,672,109
Held-for-sale, at fair value	10,475	14,238
Total mortgage loans, net	1,689,494	1,686,347
Accrued interest receivable (includes $5,127 and $5,426, respectively, related to our consolidated VIEs)	6,340	6,875
Derivative assets, net	928	657
Real estate owned, net (includes $44 and $45, respectively, related to our consolidated VIEs)	4,368	4,378
Deferred tax assets, net	23,930	778
Other assets (Note 19) (includes $2,542 and $7,986, respectively, related to our consolidated VIEs)	7,970	13,765
Total assets	$1,981,785	$1,989,856
Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $4,695 and $5,142, respectively, related to our consolidated VIEs)	$6,504	$7,710
Debt, net:
Debt securities of consolidated trusts held by third parties (includes $72 and $70 at fair value, respectively)	1,419,909	1,419,524
Other debt (includes $2,031 and $2,187 at fair value, respectively)	515,668	547,518
Total debt, net	1,935,577	1,967,042
Derivative liabilities, net	389	178
Other liabilities (Note 19) (includes $1 and $1, respectively, related to our consolidated VIEs)	5,879	6,099
Total liabilities	1,948,349	1,981,029
Commitments and contingencies (Notes 9, 14, and 17)
Equity (deficit)
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,039,533 shares and 650,033,623 shares outstanding, respectively	—	—
Additional paid-in capital	—	1
Retained earnings (accumulated deficit)	(47,896)	(70,796)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $2,644 and $6,606, respectively, related to net unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings)	(8)	(1,444)
Cash flow hedge relationships	(1,066)	(1,316)
Defined benefit plans	(154)	(178)
Total AOCI, net of taxes	(1,228)	(2,938)
Treasury stock, at cost, 75,824,353 shares and 75,830,263 shares, respectively	(3,885)	(3,885)
Total equity (deficit) (See NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) for information on our dividend obligation to Treasury)	33,436	8,827
Total liabilities and equity (deficit)	$1,981,785	$1,989,856
The accompanying notes are an integral part of these consolidated financial statements.

112	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(UNAUDITED)

	Shares Outstanding			Senior Preferred Stock, at Redemption Value	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity (Deficit)
	Senior Preferred Stock	Preferred Stock	Common Stock
	(in millions)
Balance as of December 31, 2011	1	464	650	$72,171	$14,109	$—	$3	$(74,525)	$(7,995)	$(3,909)	$(146)
Comprehensive income:
Net income	—	—	—	—	—	—	—	6,525	—	—	6,525
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	3,786	—	3,786
Comprehensive income	—	—	—	—	—	—	—	6,525	3,786	—	10,311
Increase in liquidation preference	—	—	—	165	—	—	—	—	—	—	165
Stock-based compensation	—	—	—	—	—	—	2	—	—	—	2
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—	—	1
Common stock issuances	—	—	—	—	—	—	(24)	—	—	24	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	19	(19)	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(5,425)	—	—	(5,425)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(1)	—	—	(1)
Ending balance at September 30, 2012	1	464	650	$72,336	$14,109	$—	$1	$(73,445)	$(4,209)	$(3,885)	$4,907
Balance as of December 31, 2012	1	464	650	$72,336	$14,109	$—	$1	$(70,796)	$(2,938)	$(3,885)	$8,827
Comprehensive income:
Net income	—	—	—	—	—	—	—	40,055	—	—	40,055
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	1,710	—	1,710
Comprehensive income	—	—	—	—	—	—	—	40,055	1,710	—	41,765
Common stock issuances	—	—	—	—	—	—	(1)	—	—	—	(1)
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(17,155)	—	—	(17,155)
Ending balance at September 30, 2013	1	464	650	$72,336	$14,109	$—	$—	$(47,896)	$(1,228)	$(3,885)	$33,436
The accompanying notes are an integral part of these consolidated financial statements.

113	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Cash flows from operating activities
Net income	$40,055	$6,525
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative gains	(4,408)	(504)
Asset related amortization — premiums, discounts, and basis adjustments	3,939	3,120
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(5,638)	(3,857)
Net discounts paid on retirements of other debt	(1,514)	(723)
Net premiums received from issuance of debt securities of consolidated trusts	2,621	2,937
(Gains) losses on extinguishment of debt securities of consolidated trusts and other debt	(333)	94
(Benefit) provision for credit losses	(2,264)	2,590
Losses on investment activity	806	1,051
Losses (gains) on debt recorded at fair value	13	(35)
Deferred income tax benefit	(24,041)	(47)
Purchases of held-for-sale mortgage loans	(17,695)	(16,882)
Sales of mortgage loans acquired as held-for-sale	20,866	14,553
Repayments of mortgage loans acquired as held-for-sale	147	45
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(974)	(941)
Change in:
Accrued interest receivable	535	888
Accrued interest payable	(1,149)	(1,285)
Income taxes receivable or payable	5	(287)
Other, net	(1,610)	(1,069)
Net cash provided by operating activities	9,361	6,173
Cash flows from investing activities
Purchases of trading securities	(48,608)	(23,816)
Proceeds from sales of trading securities	30,319	11,795
Proceeds from maturities of trading securities	5,558	22,389
Purchases of available-for-sale securities	(6,363)	(2,823)
Proceeds from sales of available-for-sale securities	15,586	1,523
Proceeds from maturities of available-for-sale securities	27,348	29,143
Purchases of held-for-investment mortgage loans	(66,848)	(52,153)
Repayments of mortgage loans acquired as held-for-investment	346,938	377,453
Decrease in restricted cash	8,837	19,304
Net proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	8,231	8,719
Net increase in federal funds sold and securities purchased under agreements to resell	(3,460)	(33,761)
Derivative premiums and terminations and swap collateral, net	4,545	(393)
Net cash provided by investing activities	322,083	357,380
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	85,213	71,290
Repayments of debt securities of consolidated trusts held by third parties	(367,871)	(354,829)
Proceeds from issuance of other debt	525,393	546,877
Repayments of other debt	(555,999)	(642,281)
Increase in liquidation preference of senior preferred stock	—	165
Payment of cash dividends on senior preferred stock	(17,155)	(5,425)
Excess tax benefits associated with stock-based awards	—	1
Payments of low-income housing tax credit partnerships notes payable	(6)	(10)
Net cash used in financing activities	(330,425)	(384,212)
Net increase (decrease) in cash and cash equivalents	1,019	(20,659)
Cash and cash equivalents at beginning of period	8,513	28,442
Cash and cash equivalents at end of period	$9,532	$7,783

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$50,519	$57,962
Net derivative interest carry	2,775	3,007
Income taxes	—	(58)
Non-cash investing and financing activities:
Underlying mortgage loans related to guarantor swap transactions	289,416	250,738
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	289,416	250,738
Elimination of investments in securities and debt securities of consolidated trusts held by third parties related to consolidation of variable interest entities for which we are the primary beneficiary	(2,180)	(4,407)
Transfers from held-for-investment mortgage loans to held-for-sale mortgage loans	17	—
The accompanying notes are an integral part of these consolidated financial statements.

114	Freddie Mac

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
Our business objectives reflect direction we have received from the Conservator, including the 2013 Conservatorship Scorecard. We are focused on the following primary business objectives: (a) providing credit availability for mortgages and maintaining foreclosure prevention activities; (b) managing our credit losses; (c) developing mortgage market enhancements in support of a proposed new infrastructure for the secondary mortgage market; (d) maintaining sound credit quality on the loans we purchase or guarantee; (e) contracting the dominant presence of the GSEs in the marketplace; and (f) strengthening our infrastructure and improving operating efficiency. For information regarding these objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives.”
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
We recorded the cumulative effect of the correction of certain miscellaneous errors related to previously reported periods in the three and nine months ended September 30, 2013. We concluded that these errors are not material individually or in the aggregate to our previously issued consolidated financial statements for any of the periods affected, or to our estimated earnings for the full year ending December 31, 2013, or to the trend of earnings.
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

115	Freddie Mac

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
The Conservator continues to determine, and direct the efforts of the Board of Directors and management to address, the strategic direction for the company. While the Conservator has delegated certain authority to management to conduct day-to-

116	Freddie Mac

day operations, many management decisions are subject to review and approval by FHFA and Treasury. In addition, management frequently receives directions from FHFA on various matters involving day-to-day operations.
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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio
The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement, as amended on August 17, 2012, and FHFA regulation, may not exceed $553 billion at December 31, 2013 and was $498 billion at September 30, 2013. The annual 15% reduction in the size of our mortgage-related investments portfolio until it reaches $250

117	Freddie Mac

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
Government Support for our Business
We receive substantial support from Treasury and FHFA, as our Conservator and regulator, and are dependent upon their continued support in order to continue operating our business. This support includes our ability to access funds from Treasury under the Purchase Agreement, which is critical to: (a) keeping us solvent; (b) allowing us to focus on our primary business objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. At June 30, 2013, our assets exceeded our liabilities under GAAP; therefore FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended September 30, 2013. Since conservatorship began through September 30, 2013, we have paid cash dividends of $40.9 billion to Treasury at the direction of the Conservator.
At September 30, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the third quarter of 2013.
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
Based on our evaluation of whether we hold a controlling financial interest in these VIEs, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions. Therefore, we consolidate on our balance sheet the assets and liabilities of these trusts. At both September 30, 2013 and December 31, 2012, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.5 trillion, as measured using the UPB of issued PCs. In addition, we concluded that we are the primary beneficiary of Other Guarantee Transactions with underlying assets totaling $9.4 billion and $11.0 billion at September 30, 2013 and December 31, 2012, respectively.
VIEs for which We are not the Primary Beneficiary
The table below presents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Our involvement with VIEs for which we are not the primary beneficiary generally takes one of two forms: (a) purchasing an investment in these entities; or (b) providing a guarantee to these entities. Our maximum exposure to loss for those VIEs in which we have purchased an investment is calculated as the maximum potential charge that we would recognize in earnings if that investment were to become worthless. This amount does not include other-than-temporary impairments or other write-downs that we previously recognized through earnings. Our maximum exposure to loss for those VIEs for which we have provided a guarantee represents the contractual amounts that could be lost under the guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements. We do not believe the maximum exposure to loss disclosed in the table below is representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancement arrangements. See “NOTE 3: VARIABLE INTEREST ENTITIES” in our 2012 Annual Report for more information about VIEs for which we are not the primary beneficiary.

118	Freddie Mac

Table 3.1 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	September 30, 2013
		Mortgage-Related Security Trusts
	Asset-Backed Investment Trusts(1)	Freddie Mac Securities(2)	Non-Freddie Mac Securities(1)	Unsecuritized Multifamily Loans (3)	Other(1)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$—	$—	$—	$18	$—
Restricted cash and cash equivalents	—	22	—	20	61
Investments in securities:
Available-for-sale, at fair value	—	44,144	91,892	—	—
Trading, at fair value	—	10,060	10,941	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	53,922	—
Held-for-sale	—	—	—	10,475	—
Accrued interest receivable	—	28	496	268	7
Other assets	—	718	3	261	464
Liabilities:
Derivative liabilities, net	—	(2)	—	—	(36)
Other liabilities	—	(795)	(254)	(43)	(566)
Maximum Exposure to Loss	$—	$65,836	$105,654	$64,963	$10,466
Total Assets of Non-Consolidated VIEs(4)	$—	$77,218	$639,156	$112,364	$23,553

	December 31, 2012
		Mortgage-Related Security Trusts
	Asset-Backed Investment Trusts(1)	Freddie Mac Securities(2)	Non-Freddie Mac Securities(1)	Unsecuritized Multifamily Loans(3)	Other(1)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$—	$24	$—	$22	$119
Investments in securities:
Available-for-sale, at fair value	—	58,515	110,583	—	—
Trading, at fair value	292	10,354	10,617	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	62,245	—
Held-for-sale	—	—	—	14,238	—
Accrued interest receivable	—	324	350	326	7
Derivative assets, net	—	—	—	—	1
Other assets	—	558	2	381	482
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(40)
Other liabilities	—	(667)	(2)	(29)	(635)
Maximum Exposure to Loss	$292	$51,045	$128,475	$77,213	$10,871
Total Assets of Non-Consolidated VIEs(4)	$10,901	$59,302	$768,704	$130,512	$25,004

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

119	Freddie Mac

(2)
Freddie Mac securities include our variable interests in single-family multiclass REMICs and Other Structured Securities, multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions that we do not consolidate. Our maximum exposure to loss includes guaranteed UPB of assets held by the non-consolidated VIEs related to multifamily PCs, multifamily Other Structured Securities, and Other Guaranteed Transactions for which we record a guarantee asset (component of Other Assets) and guarantee obligation (component of Other Liabilities) on our consolidated balance sheets. Our maximum exposure to loss excludes most of our investments in single-family multiclass REMICs and Other Structured Securities as we already consolidate most of the collateral of these trusts on our consolidated balance sheets. Our investments in single-family REMICs and Other Structured Securities that are not consolidated do not give rise to any additional exposure to credit loss as we already consolidate the underlying collateral.

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
The table below summarizes the types of loans on our consolidated balance sheets as of September 30, 2013 and December 31, 2012.

120	Freddie Mac

Table 4.1 — Mortgage Loans

	September 30, 2013			December 31, 2012
	Unsecuritized	Held by Consolidated Trusts	Total	Unsecuritized	Held by Consolidated Trusts	Total
	(in millions)
Single-family:(1)
Fixed-rate
Amortizing	$116,482	$1,395,905	$1,512,387	$131,061	$1,356,030	$1,487,091
Interest-only	1,678	5,446	7,124	2,445	8,874	11,319
Total fixed-rate	118,160	1,401,351	1,519,511	133,506	1,364,904	1,498,410
Adjustable-rate
Amortizing	2,037	66,476	68,513	2,630	67,067	69,697
Interest-only	5,088	25,164	30,252	7,323	31,590	38,913
Total adjustable-rate	7,125	91,640	98,765	9,953	98,657	108,610
Other Guarantee Transactions	—	8,830	8,830	—	10,407	10,407
FHA/VA and other governmental	663	3,315	3,978	1,285	3,062	4,347
Total single-family	125,948	1,505,136	1,631,084	144,744	1,477,030	1,621,774
Multifamily:(1)
Fixed-rate	54,454	445	54,899	66,384	448	66,832
Adjustable-rate	10,366	—	10,366	10,182	—	10,182
Other governmental	3	—	3	3	—	3
Total multifamily	64,823	445	65,268	76,569	448	77,017
Total UPB of mortgage loans	190,771	1,505,581	1,696,352	221,313	1,477,478	1,698,791
Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(4,986)	23,222	18,236	(5,376)	23,373	17,997
Fair value adjustments on loans held-for sale(2)	(233)	—	(233)	266	—	266
Allowance for loan losses on mortgage loans held-for-investment	(22,128)	(2,733)	(24,861)	(25,788)	(4,919)	(30,707)
Total mortgage loans, net	$163,424	$1,526,070	$1,689,494	$190,415	$1,495,932	$1,686,347
Mortgage loans, net:
Held-for-investment	$152,949	$1,526,070	$1,679,019	$176,177	$1,495,932	$1,672,109
Held-for-sale	10,475	—	10,475	14,238	—	14,238
Total mortgage loans, net	$163,424	$1,526,070	$1,689,494	$190,415	$1,495,932	$1,686,347

(1)	Based on UPB and excluding mortgage loans traded, but not yet settled.

(2)	Consists of fair value adjustments associated with multifamily mortgage loans for which we have made a fair value election.
During the three months ended September 30, 2013 and 2012, we purchased $94.6 billion and $101.6 billion, respectively, in UPB of single-family mortgage loans, and $0.3 billion during each of these periods in UPB of multifamily loans that were classified as held-for-investment. During the nine months ended September 30, 2013 and 2012, we purchased $351.2 billion and $291.2 billion, respectively, in UPB of single-family mortgage loans, and $0.7 billion during each of these periods in UPB of multifamily loans that were classified as held-for-investment. Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. See “NOTE 14: FINANCIAL GUARANTEES” for more information on our issuances of Other Guarantee Transactions. We did not have significant reclassifications of mortgage loans into held-for-sale from held-for-investment during the three and nine months ended September 30, 2013.
Credit Quality of Mortgage Loans
We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. A second-lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of both September 30, 2013 and December 31, 2012, based on data collected by us at loan delivery, approximately 14% of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at

121	Freddie Mac

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
Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio

	As of September 30, 2013				As of December 31, 2012
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	≤ 80	> 80 to 100	> 100(2)	Total	≤ 80	> 80 to 100	> 100(2)	Total
	(in millions)
Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$799,684	$270,384	$135,146	$1,205,214	$699,386	$309,099	$188,048	$1,196,533
15-year amortizing fixed-rate(3)	270,226	20,964	6,123	297,313	249,666	18,473	5,433	273,572
Adjustable-rate(4)	56,378	7,116	1,970	65,464	50,764	10,341	4,845	65,950
Alt-A, interest-only, and option ARM(5)	30,497	22,298	28,550	81,345	27,642	24,030	52,057	103,729
Total single-family loans	$1,156,785	$320,762	$171,789	1,649,336	$1,027,458	$361,943	$250,383	1,639,784
Multifamily loans				54,544				63,032
Total recorded investment of held-for-investment loans				$1,703,880				$1,702,816

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

(2)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with estimated current LTV ratios in excess of 100% was 10.5% and 12.7% as of September 30, 2013 and December 31, 2012, respectively.

(3)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of September 30, 2013 and December 31, 2012, we have categorized UPB of approximately $44.1 billion and $43.4 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of modification rather than at a subsequent date.

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
The table below presents our loan loss reserves activity for the single-family and multifamily loans that we own or guarantee.

122	Freddie Mac

Table 4.3 — Detail of Loan Loss Reserves

	Three Months Ended September 30,
	2013				2012
	Allowance for Loan Losses		Reserve for Guarantee Losses(1)		Allowance for Loan Losses		Reserve for Guarantee Losses(1)
	Unsecuritized	Held By Consolidated Trusts		Total	Unsecuritized	Held By Consolidated Trusts		Total
	(in millions)
Single-family:
Beginning balance	$22,862	$3,222	$113	$26,197	$28,849	$6,258	$191	$35,298
Provision (benefit) for credit losses	(1,528)	430	(12)	(1,110)	(837)	1,485	2	650
Charge-offs(2)	(1,917)	(379)	(2)	(2,298)	(3,190)	(259)	(3)	(3,452)
Recoveries(3)	1,470	260	—	1,730	496	50	—	546
Transfers, net(4)	1,064	(800)	—	264	2,003	(1,746)	(1)	256
Ending balance	$21,951	$2,733	$99	$24,783	$27,321	$5,788	$189	$33,298
Multifamily:
Beginning balance	$206	$—	$30	$236	$449	$—	$47	$496
Provision (benefit) for credit losses	(26)	—	(2)	(28)	(39)	—	(1)	(40)
Charge-offs(2)	(3)	—	—	(3)	(2)	—	(1)	(3)
Ending balance	$177	$—	$28	$205	$408	$—	$45	$453
Total:
Beginning balance	$23,068	$3,222	$143	$26,433	$29,298	$6,258	$238	$35,794
Provision (benefit) for credit losses	(1,554)	430	(14)	(1,138)	(876)	1,485	1	610
Charge-offs(2)	(1,920)	(379)	(2)	(2,301)	(3,192)	(259)	(4)	(3,455)
Recoveries(3)	1,470	260	—	1,730	496	50	—	546
Transfers, net(4)	1,064	(800)	—	264	2,003	(1,746)	(1)	256
Ending balance	$22,128	$2,733	$127	$24,988	$27,729	$5,788	$234	$33,751

	Nine Months Ended September 30,
	2013				2012
	Allowance for Loan Losses		Reserve for Guarantee Losses(1)		Allowance for Loan Losses		Reserve for Guarantee Losses(1)
	Unsecuritized	Held By Consolidated Trusts		Total	Unsecuritized	Held By Consolidated Trusts		Total
	(in millions)
Single-family:
Beginning balance	$25,449	$4,918	$141	$30,508	$30,406	$8,351	$159	$38,916
Provision (benefit) for credit losses	(3,182)	1,117	(32)	(2,097)	(1,725)	4,352	44	2,671
Charge-offs(2)	(6,594)	(691)	(7)	(7,292)	(9,689)	(734)	(9)	(10,432)
Recoveries(3)	2,597	319	—	2,916	1,451	95	—	1,546
Transfers, net(4)	3,681	(2,930)	(3)	748	6,878	(6,276)	(5)	597
Ending balance	$21,951	$2,733	$99	$24,783	$27,321	$5,788	$189	$33,298
Multifamily:
Beginning balance	$339	$1	$42	$382	$506	$—	$39	$545
Provision (benefit) for credit losses	(159)	(1)	(7)	(167)	(88)	—	7	(81)
Charge-offs(2)	(4)	—	—	(4)	(10)	—	(1)	(11)
Recoveries(3)	1	—	—	1	—	—	—	—
Transfers, net(4)	—	—	(7)	(7)	—	—	—	—
Ending balance	$177	$—	$28	$205	$408	$—	$45	$453
Total:
Beginning balance	$25,788	$4,919	$183	$30,890	$30,912	$8,351	$198	$39,461
Provision (benefit) for credit losses	(3,341)	1,116	(39)	(2,264)	(1,813)	4,352	51	2,590
Charge-offs(2)	(6,598)	(691)	(7)	(7,296)	(9,699)	(734)	(10)	(10,443)
Recoveries(3)	2,598	319	—	2,917	1,451	95	—	1,546
Transfers, net(4)	3,681	(2,930)	(10)	741	6,878	(6,276)	(5)	597
Ending balance	$22,128	$2,733	$127	$24,988	$27,729	$5,788	$234	$33,751
Total loan loss reserve as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities				1.39%				1.86%

(1)
Loans associated with our reserve for guarantee losses are those loans that underlie our non-consolidated securitization trusts and other guarantee commitments and are evaluated for impairment on a collective basis. Our reserve for guarantee losses is included in other liabilities on our consolidated balance sheets.

123	Freddie Mac

(2)
Charge-offs represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet principally due to either foreclosure transfers or short sales. Charge-offs exclude $63 million and $70 million for the three months ended September 30, 2013 and 2012, respectively, and $188 million and $245 million for the nine months ended September 30, 2013 and 2012, respectively, recorded as losses on loans purchased within other expenses on our consolidated statements of comprehensive income, which relate to certain loans purchased under financial guarantees. We record charge-offs and recoveries on loans held by consolidated trusts when a loss event (such as a foreclosure transfer or foreclosure alternative) occurs on a loan while it remains in a consolidated trust.

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

(4)
Consists of: (a) approximately $0.8 billion and $1.8 billion during the three months ended September 30, 2013 and 2012, respectively, and $2.9 billion and $6.3 billion during the nine months ended September 30, 2013 and 2012, respectively, of reclassified single-family reserves related to our removal of loans previously held by consolidated trusts; (b) approximately $267 million and $262 million during the three months ended September 30, 2013 and 2012, respectively, and $743 million and $592 million during the nine months ended September 30, 2013 and 2012, respectively, attributable to capitalization of past due interest on modified mortgage loans; and (c) $(3) million and $(5) million during the three months ended September 30, 2013 and 2012, respectively, and $5 million and $6 million during the nine months ended September 30, 2013 and 2012, respectively, of other transfers.

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.
Table 4.4 — Net Investment in Mortgage Loans

	September 30, 2013			December 31, 2012
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)
Recorded investment:
Collectively evaluated	$1,554,815	$52,938	$1,607,753	$1,550,493	$60,836	$1,611,329
Individually evaluated	94,521	1,606	96,127	89,291	2,196	91,487
Total recorded investment	1,649,336	54,544	1,703,880	1,639,784	63,032	1,702,816
Ending balance of the allowance for loan losses:
Collectively evaluated	(6,592)	(56)	(6,648)	(12,432)	(135)	(12,567)
Individually evaluated	(18,092)	(121)	(18,213)	(17,935)	(205)	(18,140)
Total ending balance of the allowance	(24,684)	(177)	(24,861)	(30,367)	(340)	(30,707)
Net investment in mortgage loans	$1,624,652	$54,367	$1,679,019	$1,609,417	$62,692	$1,672,109
A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment and substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 12.6% and 12.8% of the recorded investment in such loans at September 30, 2013 and December 31, 2012, respectively. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.2% and 0.3% of the recorded investment in such loans as of September 30, 2013 and December 31, 2012, respectively.
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

124	Freddie Mac

Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in millions)
Single-family:
Primary mortgage insurance	$199,383	$188,419	$49,586	$46,685
Structured debt(3)	22,242	—	492	—
Lender recourse and indemnifications	7,274	7,875	6,934	7,718
Pool insurance(4)	5,204	7,307	1,236	1,355
HFA indemnification(5)	4,374	6,270	3,323	3,323
Subordination(6)	2,720	2,960	419	503
Other credit enhancements	48	62	48	62
Total	$241,245	$212,893	$62,038	$59,646
Multifamily:
HFA indemnification(5)	$916	$1,112	$699	$699
Subordination(6)	57,308	40,549	9,920	6,698
Other credit enhancements	6,806	7,235	2,004	2,263
Total	$65,030	$48,896	$12,623	$9,660

(1)
Includes the credit protection associated with unsecuritized mortgage loans, loans held by our consolidated trusts as well as our non-consolidated mortgage guarantees and excludes FHA/VA and other governmental loans. Except for subordination coverage, these amounts exclude credit protection associated with $12.0 billion and $13.8 billion in UPB of single-family loans underlying Other Guarantee Transactions as of September 30, 2013 and December 31, 2012, respectively, for which the information was not available. Also excludes repurchase obligations (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards.

(2)	Except for subordination, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements.

(3)
Represents a structured agency credit risk transaction in which we issue and sell debt securities, the principal balance of which is subject to the credit and principal risk of a reference pool of single-family mortgage loans owned or guaranteed by Freddie Mac. UPB amounts presented represent the UPB of the loans in the reference pool. Maximum coverage amounts presented represent the outstanding balance of the debt securities held by third parties.

(4)
Maximum coverage amounts presented have been limited to the remaining UPB at period end. Excludes approximately $2.1 billion and $3.3 billion in UPB at September 30, 2013 and December 31, 2012, respectively, where the related loans are also covered by primary mortgage insurance.

(5)
Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds related to the HFA initiative, under which Treasury bears initial losses on these securities up to 35% of the original UPB issued under the HFA initiative on a combined program-wide basis. Treasury will also bear losses of unpaid interest.

(6)
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
We also have credit enhancements protecting our multifamily mortgage portfolio. Subordination, primarily through our K Certificates, is the most prevalent type, whereby we mitigate our credit risk exposure by structuring our securities to transfer a significant portion of expected credit losses to private investors through the sale of subordinate tranches.
We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $4.0 billion and $4.3 billion as of September 30, 2013 and December 31, 2012, respectively.
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

125	Freddie Mac

Total loan loss reserves consist of a specific valuation allowance related to individually impaired mortgage loans, and a general reserve for other probable incurred losses. Our recorded investment in individually impaired mortgage loans and the related specific valuation allowance are summarized in the table below by product class (for single-family loans).

Table 5.1 — Individually Impaired Loans

	Balance at September 30, 2013				For The Three Months Ended September 30, 2013			For The Nine Months Ended September 30, 2013
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate(3)	$6,182	$3,450	$—	$3,450	$3,430	$100	$7	$3,346	$304	$27
15-year amortizing fixed-rate(3)	60	30	—	30	32	1	—	30	5	1
Adjustable rate(4)	22	16	—	16	14	—	—	13	1	—
Alt-A, interest-only, and option ARM(5)	1,780	1,021	—	1,021	1,016	18	—	957	53	5
Total with no specific allowance recorded	8,044	4,517	—	4,517	4,492	119	7	4,346	363	33
With specific allowance recorded:(6)
20 and 30-year or more, amortizing fixed-rate(3)	72,388	71,310	(13,942)	57,368	70,632	518	63	68,962	1,571	218
15-year amortizing fixed-rate(3)	1,156	1,152	(43)	1,109	1,115	12	3	1,095	37	8
Adjustable rate(4)	892	886	(84)	802	862	5	1	848	16	4
Alt-A, interest-only, and option ARM(5)	16,997	16,656	(4,023)	12,633	16,514	84	10	16,508	273	53
Total with specific allowance recorded	91,433	90,004	(18,092)	71,912	89,123	619	77	87,413	1,897	283
Combined single-family:
20 and 30-year or more, amortizing fixed-rate(3)	78,570	74,760	(13,942)	60,818	74,062	618	70	72,308	1,875	245
15-year amortizing fixed-rate(3)	1,216	1,182	(43)	1,139	1,147	13	3	1,125	42	9
Adjustable rate(4)	914	902	(84)	818	876	5	1	861	17	4
Alt-A, interest-only, and option ARM(5)	18,777	17,677	(4,023)	13,654	17,530	102	10	17,465	326	58
Total single-family(7)	$99,477	$94,521	$(18,092)	$76,429	$93,615	$738	$84	$91,759	$2,260	$316
Multifamily —
With no specific allowance recorded(8)	$871	$846	$—	$846	$848	$11	$4	$1,099	$39	$16
With specific allowance recorded	762	760	(121)	639	761	10	8	888	33	27
Total multifamily	$1,633	$1,606	$(121)	$1,485	$1,609	$21	$12	$1,987	$72	$43
Total single-family and multifamily	$101,110	$96,127	$(18,213)	$77,914	$95,224	$759	$96	$93,746	$2,332	$359

126	Freddie Mac

	Balance at December 31, 2012				For The Three Months Ended September 30, 2012			For The Nine Months Ended September 30, 2012
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate(3)	$6,582	$3,236	$—	$3,236	$3,009	$86	$10	$3,052	$247	$34
15-year amortizing fixed-rate(3)	64	30	—	30	21	1	—	21	5	1
Adjustable rate(4)	19	12	—	12	6	—	—	6	—	—
Alt-A, interest-only, and option ARM(5)	1,799	857	—	857	826	16	3	836	45	9
Total with no specific allowance recorded	8,464	4,135	—	4,135	3,862	103	13	3,915	297	44
With specific allowance recorded:(6)
20 and 30-year or more, amortizing fixed-rate(3)	67,473	66,501	(13,522)	52,979	50,471	359	65	47,731	1,004	203
15-year amortizing fixed-rate(3)	1,134	1,125	(55)	1,070	361	4	2	350	12	5
Adjustable rate(4)	883	874	(107)	767	300	2	1	282	5	3
Alt-A, interest-only, and option ARM(5)	16,946	16,656	(4,251)	12,405	12,973	76	19	12,480	207	56
Loans with borrowers in bankruptcy(9)	—	—	—	—	19,376	200	7	6,459	200	7
Total with specific allowance recorded	86,436	85,156	(17,935)	67,221	83,481	641	94	67,302	1,428	274
Combined single-family:
20 and 30-year or more, amortizing fixed-rate(3)	74,055	69,737	(13,522)	56,215	53,480	445	75	50,783	1,251	237
15-year amortizing fixed-rate(3)	1,198	1,155	(55)	1,100	382	5	2	371	17	6
Adjustable rate (4)	902	886	(107)	779	306	2	1	288	5	3
Alt-A, interest-only, and option ARM(5)	18,745	17,513	(4,251)	13,262	13,799	92	22	13,316	252	65
Loans with borrowers in bankruptcy(9)	—	—	—	—	19,376	200	7	6,459	200	7
Total single-family(7)	$94,900	$89,291	$(17,935)	$71,356	$87,343	$744	$107	$71,217	$1,725	$318
Multifamily —
With no specific allowance recorded(8)	$978	$966	$—	$966	$1,044	$14	$8	$1,296	$46	$28
With specific allowance recorded	1,248	1,230	(205)	1,025	1,372	18	14	1,509	53	41
Total multifamily	$2,226	$2,196	$(205)	$1,991	$2,416	$32	$22	$2,805	$99	$69
Total single-family and multifamily	$97,126	$91,487	$(18,140)	$73,347	$89,759	$776	$129	$74,022	$1,824	$387

(1)	Consists of income recognized during the period related to loans categorized as non-accrual.

(2)
Individually impaired loans with no specific related valuation allowance primarily represent mortgage loans purchased from PC pools and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.

(3)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio.”

(4)	Includes balloon/reset mortgage loans and excludes option ARMs.

(5)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio.”

(6)	Consists primarily of mortgage loans classified as TDRs.

(7)
As of September 30, 2013 and December 31, 2012 includes $91.4 billion and $86.4 billion, respectively, of UPB associated with loans for which we have recorded a specific allowance, and $8.0 billion and $8.5 billion, respectively, of UPB associated with loans that have no specific allowance recorded. See endnote (2) for additional information.

(8)
Individually impaired multifamily loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

(9)
In the third quarter of 2012, we began to classify single-family loans as TDRs where the borrowers' debts have been discharged in Chapter 7 bankruptcy but the loans were not already classified as TDRs for other reasons. These types of TDR loans are shown separately for the 2012 periods but are included in their respective product categories in the 2013 periods.

127	Freddie Mac

Interest income foregone on individually impaired loans was $0.7 billion and $2.0 billion for the three and nine months ended September 30, 2013, respectively, compared to $0.6 billion and $1.7 billion for the three and nine months ended September 30, 2012, respectively.
Mortgage Loan Performance
We do not accrue interest on loans three months or more past due.
The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.
Table 5.2 — Payment Status of Mortgage Loans(1)

	September 30, 2013
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,147,434	$19,182	$6,519	$32,079	$1,205,214	$31,981
15-year amortizing fixed-rate(2)	294,965	1,149	266	933	297,313	930
Adjustable-rate(3)	63,817	526	146	975	65,464	974
Alt-A, interest-only, and option ARM(4)	65,858	2,920	1,161	11,406	81,345	11,312
Total single-family	1,572,074	23,777	8,092	45,393	1,649,336	45,197
Total multifamily	54,471	43	4	26	54,544	933
Total single-family and multifamily	$1,626,545	$23,820	$8,096	$45,419	$1,703,880	$46,130

	December 31, 2012
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,125,996	$21,509	$8,051	$40,977	$1,196,533	$40,833
15-year amortizing fixed-rate(2)	270,730	1,320	338	1,184	273,572	1,177
Adjustable-rate(3)	63,736	614	212	1,388	65,950	1,383
Alt-A, interest-only, and option ARM(4)	82,438	3,439	1,582	16,270	103,729	16,237
Total single-family	1,542,900	26,882	10,183	59,819	1,639,784	59,630
Total multifamily	63,000	—	2	30	63,032	1,457
Total single-family and multifamily	$1,605,900	$26,882	$10,185	$59,849	$1,702,816	$61,087

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
We have the option under our PC agreements to remove mortgage loans that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more. As of September 30, 2013, there were $1.1 billion in UPB of loans underlying our PCs that were 120 days or more delinquent, and that met our criteria for removing the loan from the PC trust. Generally, we remove these delinquent loans from the PC trust, and thereby extinguish the related PC debt, at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.
When we remove mortgage loans from PC trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We removed $4.0 billion and $14.6 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other guarantee commitments) during the three and nine months ended September 30, 2013, respectively, compared to $6.7 billion and $23.4 billion during the three and nine months ended September 30, 2012, respectively.

128	Freddie Mac

The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

Table 5.3 — Delinquency Rates(1)

	September 30, 2013	December 31, 2012
Single-family:
Non-credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	2.14%	2.62%
Total number of seriously delinquent loans	198,241	244,533
Credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	4.71%	6.83%
Total number of seriously delinquent loans	61,461	90,747
Other Guarantee Transactions:(2)
Serious delinquency rate	11.63%	10.60%
Total number of seriously delinquent loans	16,422	17,580
Total single-family:
Serious delinquency rate	2.58%	3.25%
Total number of seriously delinquent loans	276,124	352,860
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	0.05%	0.10%
UPB of delinquent loans (in millions)	$31	$76
Credit-enhanced portfolio:
Delinquency rate	0.06%	0.36%
UPB of delinquent loans (in millions)	$38	$172
Total Multifamily:
Delinquency rate	0.05%	0.19%
UPB of delinquent loans (in millions)	$69	$248

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
During the three and nine months ended September 30, 2013, approximately 57% and 56% of completed single-family loan modifications that were classified as TDRs involved interest rate reductions and term extensions and approximately 32% and 36%, respectively, involved principal forbearance in addition to interest rate reductions and term extensions. During the three and nine months ended September 30, 2013, the average term extension was 164 and 155 months and the average interest rate reduction was 2.1% and 2.2%, respectively, on completed single-family loan modifications classified as TDRs.
TDR Activity and Performance
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the three and nine months ended September 30, 2013 and 2012, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or

129	Freddie Mac

remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

Table 5.4 — TDR Activity, by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment
	(dollars in millions)
Single-family(1)
20 and 30-year or more, amortizing fixed-rate(2)	25,289	$3,916	19,214	$3,432	69,681	$11,149	54,778	$9,717
15-year amortizing fixed-rate	2,020	156	949	92	6,617	486	3,014	284
Adjustable-rate(3)	694	122	478	90	2,372	382	1,487	282
Alt-A, interest-only, and option ARM(4)	4,356	952	4,311	1,099	13,063	2,960	12,967	3,299
Loans with borrowers in bankruptcy(5)	—	—	145,637	20,011	—	—	145,637	20,011
Total Single-family	32,359	5,146	170,589	24,724	91,733	14,977	217,883	33,593
Multifamily	3	25	—	—	8	98	14	117
Total	32,362	$5,171	170,589	$24,724	91,741	$15,075	217,897	$33,710

(1)
The pre-TDR recorded investment for single-family loans initially classified as TDR during the three and nine months ended September 30, 2013 was $5.1 billion and $14.9 billion, respectively, compared to $24.7 billion and $33.5 billion during the three and nine months ended September 30, 2012, respectively.

(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio.”

(3)	Includes balloon/reset mortgage loans.

(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio.”

(5)
During the third quarter of 2012, we changed the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs, regardless of the borrowers’ payment status and when the loans were not already classified as TDRs for other reasons. As a result, in the third quarter of 2012, we classified loans with a recorded investment of $20.0 billion that were discharged in Chapter 7 bankruptcy as TDRs. These types of TDR loans are shown separately in the 2012 periods but are included in their respective product categories in the 2013 periods.

The table below presents the volume of payment defaults (i.e., loans that became two months delinquent or completed a loss event) of our TDR modifications based on the original category of the loan before modification and excludes loans subject to other loss mitigation activity that were classified as TDRs during the period. Substantially all of our completed single-family loan modifications classified as a TDR during the nine months ended September 30, 2013 resulted in a modified loan with a fixed interest rate.

130	Freddie Mac

Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)
	(dollars in millions)
Single-family
20 and 30-year or more, amortizing fixed-rate(3)	3,943	$726	3,323	$596	10,726	$1,989	12,360	$2,280
15-year amortizing fixed-rate	106	12	143	14	323	36	580	59
Adjustable-rate	64	14	78	16	167	34	278	60
Alt-A, interest-only, and option ARM(4)	590	155	629	166	1,652	437	2,517	665
Total single-family	4,703	$907	4,173	$792	12,868	$2,496	15,735	$3,064
Multifamily	—	$—	—	$—	—	$—	2	$27

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

(2)	Represents the recorded investment at the end of the period in which the loan was modified and does not represent the recorded investment as of September 30.

(3)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio.”

(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio.”
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During the nine months ended September 30, 2013 and 2012, 6,136 and 6,981 of such loans, respectively, with a post-TDR recorded investment of $1.0 billion and $1.1 billion, respectively, experienced a payment default.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During the nine months ended September 30, 2013 and 2012, 15,611 and 5,883, respectively, of such loans (with a post-TDR recorded investment of $2.6 billion and $1.0 billion, respectively) experienced a payment default.

NOTE 6: REAL ESTATE OWNED
We obtain REO properties: (a) when we are the highest bidder at foreclosure sales of properties that collateralize non-performing single-family and multifamily mortgage loans owned by us; or (b) when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process (i.e., deed in lieu of foreclosure). See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2012 Annual Report for a discussion of our significant accounting policies for REO.
The table below provides a summary of the change in the carrying value of our combined single-family and multifamily REO balances. For the periods presented in the table below, the weighted average holding period for our disposed properties was less than one year.

131	Freddie Mac

Table 6.1 — REO(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Beginning balance — REO	$4,073	$4,839	$4,407	$5,827
Additions	1,832	1,750	4,820	5,390
Dispositions	(1,523)	(2,056)	(4,845)	(6,684)
Ending balance — REO	4,382	4,533	4,382	4,533
Beginning balance, valuation allowance	(22)	(30)	(29)	(147)
Change in valuation allowance	8	(1)	15	116
Ending balance, valuation allowance	(14)	(31)	(14)	(31)
Ending balance — REO, net	$4,368	$4,502	$4,368	$4,502

(1)
In the fourth quarter of 2012, we revised our presentation of REO activity to include the initial estimated costs to sell within REO activities rather than within the change in valuation allowance. Prior period amounts have been revised to conform to current period presentation.

The REO balance, net at September 30, 2013 and December 31, 2012 associated with single-family properties was $4.4 billion and $4.3 billion, respectively, and the balance associated with multifamily properties was $2 million and $64 million, respectively. The Southeast region represented approximately 34% and 27% of our single-family REO additions during the three months ended September 30, 2013 and 2012, respectively, based on the number of properties, and the North Central region represented approximately 28% and 35% of our single-family REO additions during these periods. Our single-family REO inventory consisted of 47,119 properties and 49,071 properties at September 30, 2013 and December 31, 2012, respectively. In recent years, the foreclosure process has been significantly slowed in many geographical areas due to lengthening of the foreclosure process, particularly in states that require a judicial foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about regional concentrations in our portfolio.
Our REO operations expenses include: (a) REO property expenses; (b) net gains or losses incurred on disposition of REO properties; (c) adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell; and (d) recoveries from insurance and other credit enhancements. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. Excluding holding period valuation adjustments and recoveries, we recognized gains of $212 million and $230 million on REO dispositions during the three months ended September 30, 2013 and 2012, respectively, and $608 million and $491 million on REO dispositions during the nine months ended September 30, 2013 and 2012, respectively. We increased (decreased) our valuation allowance for properties in our REO inventory by $(5) million and $9 million during the three months ended September 30, 2013 and 2012, respectively, and $12 million and $(15) million during the nine months ended September 30, 2013 and 2012, respectively.
REO property acquisitions that result from extinguishment of our mortgage loans held on our consolidated balance sheets are treated as non-cash transfers. The amount of non-cash acquisitions of REO properties during the nine months ended September 30, 2013 and 2012 was $4.5 billion and $5.2 billion, respectively.

NOTE 7: INVESTMENTS IN SECURITIES
The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At September 30, 2013 and December 31, 2012, all available-for-sale securities are mortgage-related securities.

132	Freddie Mac

Table 7.1 — Available-For-Sale Securities

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$41,814	$2,434	$(103)	$44,145
Fannie Mae	10,851	712	(2)	11,561
Ginnie Mae	155	21	—	176
CMBS	34,676	1,986	(294)	36,368
Subprime	31,987	252	(4,667)	27,572
Option ARM	6,815	228	(619)	6,424
Alt-A and other	9,080	372	(349)	9,103
Obligations of states and political subdivisions	3,784	30	(53)	3,761
Manufactured housing	650	50	(12)	688
Total available-for-sale securities	$139,812	$6,085	$(6,099)	$139,798

December 31, 2012
Available-for-sale securities:
Freddie Mac	$53,965	$4,602	$(52)	$58,515
Fannie Mae	14,183	1,099	(2)	15,280
Ginnie Mae	183	26	—	209
CMBS	47,606	3,882	(181)	51,307
Subprime	35,503	83	(9,129)	26,457
Option ARM	7,454	48	(1,785)	5,717
Alt-A and other	11,861	244	(1,201)	10,904
Obligations of states and political subdivisions	5,647	154	(3)	5,798
Manufactured housing	716	24	(31)	709
Total available-for-sale securities	$177,118	$10,162	$(12,384)	$174,896
Available-For-Sale Securities in a Gross Unrealized Loss Position
The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater, including the non-credit-related portion of other-than-temporary impairments, which have been recognized in AOCI.

133	Freddie Mac

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
September 30, 2013	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$3,462	$—	$(85)	$(85)	$300	$—	$(18)	$(18)	$3,762	$—	$(103)	$(103)
Fannie Mae	254	—	(1)	(1)	18	—	(1)	(1)	272	—	(2)	(2)
CMBS	1,321	(8)	(56)	(64)	2,106	(10)	(220)	(230)	3,427	(18)	(276)	(294)
Subprime	897	(57)	—	(57)	23,994	(3,992)	(618)	(4,610)	24,891	(4,049)	(618)	(4,667)
Option ARM	667	(54)	—	(54)	3,475	(558)	(7)	(565)	4,142	(612)	(7)	(619)
Alt-A and other	940	(18)	—	(18)	3,336	(257)	(74)	(331)	4,276	(275)	(74)	(349)
Obligations of states and political subdivisions	1,632	(6)	(42)	(48)	23	—	(5)	(5)	1,655	(6)	(47)	(53)
Manufactured housing	20	—	—	—	113	(10)	(2)	(12)	133	(10)	(2)	(12)
Total available-for-sale securities in a gross unrealized loss position	$9,193	$(143)	$(184)	$(327)	$33,365	$(4,827)	$(945)	$(5,772)	$42,558	$(4,970)	$(1,129)	$(6,099)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
December 31, 2012	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$1,811	$—	$(25)	$(25)	$1,872	$—	$(27)	$(27)	$3,683	$—	$(52)	$(52)
Fannie Mae	170	—	—	—	55	—	(2)	(2)	225	—	(2)	(2)
CMBS	340	—	(3)	(3)	3,425	(22)	(156)	(178)	3,765	(22)	(159)	(181)
Subprime	298	(23)	—	(23)	25,676	(7,830)	(1,276)	(9,106)	25,974	(7,853)	(1,276)	(9,129)
Option ARM	82	(3)	—	(3)	5,182	(1,759)	(23)	(1,782)	5,264	(1,762)	(23)	(1,785)
Alt-A and other	50	(4)	—	(4)	7,938	(961)	(236)	(1,197)	7,988	(965)	(236)	(1,201)
Obligations of states and political subdivisions	37	—	(1)	(1)	45	—	(2)	(2)	82	—	(3)	(3)
Manufactured housing	46	—	—	—	222	(26)	(5)	(31)	268	(26)	(5)	(31)
Total available-for-sale securities in a gross unrealized loss position	$2,834	$(30)	$(29)	$(59)	$44,415	$(10,598)	$(1,727)	$(12,325)	$47,249	$(10,628)	$(1,756)	$(12,384)

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.
At September 30, 2013, total gross unrealized losses on available-for-sale securities were $6.1 billion. The gross unrealized losses relate to 1,084 individual lots representing 1,042 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.
Impairment Recognition on Investments in Securities
We recognize impairment losses on available-for-sale securities within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary.

134	Freddie Mac

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 7: INVESTMENTS IN SECURITIES” in our 2012 Annual Report for information on our accounting policy for impairment recognition on investments in securities and our methodologies for measuring impairment on investments in securities, respectively.
As noted in “Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings,” our net impairment on available-for-sale securities during the three and nine months ended September 30, 2013 includes certain securities that we have the intent to sell prior to the recovery of the unrealized loss. In cases where we have the intent to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost, the security’s entire decline in fair value would be deemed to be other-than-temporary and is recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings. For the remaining available-for-sale securities in an unrealized loss position at September 30, 2013, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.
The table below presents the modeled attributes, including default rates, prepayment rates, and severities, without regard to subordination, that are used to determine whether our interests in certain available-for-sale non-agency mortgage-related securities will experience a cash shortfall.

135	Freddie Mac

Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	September 30, 2013
			Alt-A(1)
	Subprime First Lien(2)	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)
Issuance Date
2004 and prior:
UPB	$964	$51	$550	$359	$601
Weighted average collateral defaults(3)	37%	23%	13%	32%	22%
Weighted average collateral severities(4)	59%	47%	47%	44%	39%
Weighted average voluntary prepayment rates(5)	7%	8%	12%	7%	8%
Average credit enhancements(6)	38%	5%	15%	16%	11%
2005:
UPB	$3,940	$2,311	$800	$658	$3,200
Weighted average collateral defaults(3)	48%	35%	21%	41%	25%
Weighted average collateral severities(4)	61%	52%	47%	49%	41%
Weighted average voluntary prepayment rates(5)	4%	7%	10%	7%	9%
Average credit enhancements(6)	47%	4%	—%	21%	2%
2006:
UPB	$16,941	$5,020	$414	$866	$936
Weighted average collateral defaults(3)	56%	45%	29%	49%	27%
Weighted average collateral severities(4)	62%	53%	48%	54%	40%
Weighted average voluntary prepayment rates(5)	2%	6%	8%	6%	10%
Average credit enhancements(6)	6%	(4)%	1%	(8)%	(3)%
2007:
UPB	$18,646	$3,373	$140	$1,109	$233
Weighted average collateral defaults(3)	55%	46%	47%	47%	44%
Weighted average collateral severities(4)	62%	53%	51%	52%	48%
Weighted average voluntary prepayment rates(5)	2%	6%	6%	6%	7%
Average credit enhancements(6)	5%	5%	(1)%	(19)%	—%
Total:
UPB	$40,491	$10,755	$1,904	$2,992	$4,970
Weighted average collateral defaults(3)	54%	43%	22%	45%	26%
Weighted average collateral severities(4)	62%	53%	48%	51%	41%
Weighted average voluntary prepayment rates(5)	3%	6%	10%	6%	9%
Average credit enhancements(6)	10%	—%	5%	(3)%	2%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.

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

136	Freddie Mac

Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Available-for-sale securities:(1)
CMBS	$(3)	$(45)	$(13)	$(80)
Subprime	(45)	(160)	(91)	(659)
Option ARM	(12)	(62)	(17)	(128)
Alt-A and other	(66)	—	(91)	(59)
Manufactured housing	—	—	(1)	(3)
Total net impairment of available-for-sale securities recognized in earnings	$(126)	$(267)	$(213)	$(929)

(1)
Includes $118 million and $134 million of other-than-temporary impairments recognized in earnings for the three and nine months ended September 30, 2013, respectively, as we had the intent to sell the related securities before recovery of their amortized cost basis.

The table below presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss has been recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash flows, including the estimated proceeds from bond insurance, and the amortized cost basis of the security prior to considering credit losses. The beginning balances represent the other-than-temporary impairment credit loss components related to available-for-sale securities for which other-than-temporary impairment occurred prior to July 1, 2013, July 1, 2012, January 1, 2013, and January 1, 2012, respectively, but will not be realized until the securities are sold, written off, or mature. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is: (a) the first time the debt security was credit-impaired; or (b) not the first time the debt security was credit-impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced by the amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security.
Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$15,772	$15,863	$16,745	$15,988
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	4	48	20	88
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	4	219	59	841
Reductions:
Amounts related to securities which were sold, written off, or matured	(261)	(318)	(1,066)	(974)
Amounts for which we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(182)	—	(291)	(15)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(137)	48	(267)	(68)
Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings(1)	$15,200	$15,860	$15,200	$15,860

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
Realized Gains and Losses on Sales of Available-For-Sale Securities
The table below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

137	Freddie Mac

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Gross realized gains
Mortgage-related securities:
Freddie Mac	$172	$—	$248	$34
Fannie Mae	1	—	17	13
CMBS	685	—	892	82
Option ARM	—	—	—	3
Alt-A and other	10	—	56	—
Obligations of states and political subdivisions	1	8	13	9
Total mortgage-related securities gross realized gains	869	8	1,226	141
Gross realized gains	869	8	1,226	141
Gross realized losses
Mortgage related securities:(1)
Freddie Mac	(19)	—	(19)	—
Option ARM	(4)	—	(4)	—
Alt-A and other	(18)	—	(18)	—
Subprime	(1)	—	(3)	—
Total mortgage-related securities gross realized losses	(42)	—	(44)	—
Gross realized losses	(42)	—	(44)	—
Net realized gains (losses)	$827	$8	$1,182	$141

(1)
The individual sales do not change our conclusion, at period end, that we do not intend to sell our remaining mortgage-related available-for-sale securities that are in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses.

Maturities of Available-For-Sale Securities
The table below summarizes the remaining contractual maturities of available-for-sale securities.
Table 7.7 — Maturities of Available-For-Sale Securities(1)

September 30, 2013	Amortized Cost	Fair Value
	(in millions)
Available-for-sale securities:
Due within 1 year or less	$21	$22
Due after 1 through 5 years	1,725	1,832
Due after 5 through 10 years	984	1,043
Due after 10 years	137,082	136,901
Total available-for-sale securities	$139,812	$139,798

(1)	Maturity information provided is based on contractual maturities, which may not represent the expected life as obligations underlying these securities may be prepaid at any time without penalty.
Trading Securities
The table below summarizes the estimated fair values by major security type for trading securities. Our trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities.

138	Freddie Mac

Table 7.8 — Trading Securities

	September 30, 2013	December 31, 2012
	(in millions)
Mortgage-related securities:
Freddie Mac	$10,060	$10,354
Fannie Mae	10,675	10,338
Ginnie Mae	105	131
Other	166	156
Total mortgage-related securities	21,006	20,979
Non-mortgage-related securities:
Asset-backed securities	—	292
Treasury bills	4,854	1,160
Treasury notes	26,787	19,061
Total non-mortgage-related securities	31,641	20,513
Total fair value of trading securities	$52,647	$41,492

With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of September 30, 2013.
For the three and nine months ended September 30, 2013, we recorded net unrealized losses on trading securities held at those dates of $0.2 billion and $1.3 billion, respectively. For the three and nine months ended September 30, 2012, we recorded net unrealized losses on trading securities held at those dates of $0.4 billion and $1.2 billion, respectively.
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
Our debt cap under the Purchase Agreement is $780.0 billion in 2013 and will decline to $663.0 billion on January 1, 2014. As of September 30, 2013, we estimate that our aggregate indebtedness was $259.7 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt.
In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.
The table below summarizes the interest expense and the balances of total debt, net.

139	Freddie Mac

Table 8.1 — Total Debt, Net

	Interest Expense For The
	Three Months Ended September 30,		Nine Months Ended September 30,		Balance, Net(1)
	2013	2012	2013	2012	September 30, 2013	December 31, 2012
	(in millions)				(in millions)
Other debt:
Short-term debt	$45	$47	$134	$130	$136,030	$117,889
Long-term debt:
Senior debt	1,988	2,437	6,316	7,816	379,241	429,245
Subordinated debt	8	9	23	23	397	384
Total long-term debt	1,996	2,446	6,339	7,839	379,638	429,629
Total other debt	2,041	2,493	6,473	7,969	515,668	547,518
Debt securities of consolidated trusts held by third parties	11,523	13,584	35,262	43,462	1,419,909	1,419,524
Total debt, net	$13,564	$16,077	$41,735	$51,431	$1,935,577	$1,967,042

(1)
Represents par value, net of associated discounts, premiums, and hedge-related basis adjustments, with $2.0 billion and $2.2 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at September 30, 2013 and December 31, 2012.

During the three months ended September 30, 2013 and 2012, we recognized fair value gains (losses) of $(17) million and $(10) million, respectively, on our foreign-currency denominated debt, of which $(21) million and $(15) million, respectively, are gains (losses) related to foreign-currency translation. During the nine months ended September 30, 2013 and 2012, we recognized fair value gains (losses) of $(7) million and $35 million, respectively, on our foreign-currency denominated debt, of which $(22) million and $21 million, respectively, are gains (losses) related to foreign-currency translation.
Other Debt
The table below summarizes the balances and effective interest rates for other debt. We had no balances in federal funds purchased and securities sold under agreements to repurchase at either September 30, 2013 or December 31, 2012.
Table 8.2 — Other Debt

	September 30, 2013			December 31, 2012
	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)
	(dollars in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$132,577	$132,530	0.12%	$117,930	$117,889	0.15%
Medium-term notes	3,500	3,500	0.16	—	—	—
Total other short-term debt	$136,077	$136,030	0.12	$117,930	$117,889	0.15
Other long-term debt:
Original maturities on or before December 31,
2013	$28,707	$28,713	1.22%	$115,577	$115,527	1.66%
2014	79,971	79,883	1.87	85,798	85,665	1.78
2015	68,254	68,234	1.53	52,968	52,927	1.91
2016	56,893	56,970	2.36	38,882	38,954	3.14
2017	49,838	49,813	2.17	57,664	57,676	2.08
Thereafter	100,607	96,025	2.53	83,653	78,880	2.97
Total other long-term debt(3)	384,270	379,638	2.04	434,542	429,629	2.15
Total other debt	$520,347	$515,668		$552,472	$547,518

(1)	Represents par value, net of associated discounts or premiums and hedge-related basis adjustments.

(2)
Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedge-related basis adjustments.

(3)	Balance, net for other long-term debt includes callable debt of $106.4 billion and $102.1 billion at September 30, 2013 and December 31, 2012, respectively.
Debt Securities of Consolidated Trusts Held by Third Parties

140	Freddie Mac

Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (i.e., single-family PC trusts and certain single-family and multifamily Other Guarantee Transactions).
The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.

Table 8.3 — Debt Securities of Consolidated Trusts Held by Third Parties

	September 30, 2013				December 31, 2012
	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)
	(dollars in millions)				(dollars in millions)
Single-family:(3)
30-year or more, fixed-rate	2013 – 2048	$952,464	$975,810	4.17%	2013 – 2048	$960,176	$982,718	4.53%
20-year fixed-rate	2013 – 2033	76,016	78,356	3.83	2013 – 2033	73,902	76,079	4.09
15-year fixed-rate	2013 – 2028	271,152	277,642	3.25	2013 – 2028	257,083	263,244	3.59
Adjustable-rate	2013 – 2047	61,885	63,042	2.66	2013 – 2047	62,424	63,649	2.88
Interest-only(4)	2026 – 2041	23,127	23,176	3.84	2026 – 2041	31,588	31,642	4.37
FHA/VA	2014 – 2041	1,348	1,367	5.68	2013 – 2041	1,638	1,663	5.67
Total single-family		1,385,992	1,419,393			1,386,811	1,418,995
Multifamily(5)	2018 – 2019	445	516	4.96	2018 – 2019	448	529	4.96
Total debt securities of consolidated trusts held by third parties(6)		$1,386,437	$1,419,909			$1,387,259	$1,419,524

(1)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.

(2)	Represents par value, net of associated discounts, premiums, and other basis adjustments.

(3)	Debt securities of consolidated trusts held by third parties are prepayable as the loans that collateralize the debt may prepay without penalty at any time.

(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.

(5)	Balance, Net includes interest-only securities recorded at fair value.

(6)	The effective rate for debt securities of consolidated trusts held by third parties was 3.31% and 3.49% as of September 30, 2013 and December 31, 2012, respectively.
Line of Credit
At both September 30, 2013 and December 31, 2012, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We use this line of credit regularly to provide us with additional liquidity to fund our intraday payment activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs. No amounts were drawn on this line of credit at September 30, 2013 and December 31, 2012. We expect to continue to use the current facility to satisfy our intraday financing needs; however, as the line is uncommitted, we may not be able to draw on it if and when needed.
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
NOTE 9: DERIVATIVES
Use and Types of Derivatives
We use derivatives primarily to manage the interest rate and prepayment risk associated with our investments in mortgage-related assets, net of related liabilities. When we use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty risk, and our overall risk management strategy.
We principally use the following types of derivatives:

•	LIBOR- and Euribor-based interest-rate swaps;

•	LIBOR- and Treasury-based options (including swaptions);

•	LIBOR- and Treasury-based exchange-traded futures; and

•	Foreign-currency swaps.

141	Freddie Mac

In addition to swaps, futures, and purchased options, our derivative positions include written options and swaptions, commitments, swap guarantees, and credit derivatives.
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
Derivative Assets and Liabilities at Fair Value
The table below presents the location and fair value of derivatives reported on our consolidated balance sheets.
Table 9.1 — Derivative Assets and Liabilities at Fair Value

	At September 30, 2013			At December 31, 2012
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging
Interest-rate swaps:
Receive-fixed	$298,584	$6,146	$(2,011)	$275,099	$13,782	$(97)
Pay-fixed	260,819	3,924	(15,005)	270,092	177	(30,147)
Basis (floating to floating)	300	4	—	2,300	6	—
Total interest-rate swaps	559,703	10,074	(17,016)	547,491	13,965	(30,244)
Option-based:
Call swaptions
Purchased	48,890	3,079	—	37,650	7,360	—
Written	6,195	—	(325)	6,195	—	(749)
Put Swaptions
Purchased	37,260	649	—	43,200	288	—
Other option-based derivatives(1)	25,227	1,172	(2)	31,540	2,449	(1)
Total option-based	117,572	4,900	(327)	118,585	10,097	(750)
Futures	17,159	—	—	41,123	37	(2)
Foreign-currency swaps	519	30	—	1,167	73	(6)
Commitments	26,690	203	(202)	25,530	20	(47)
Credit derivatives	5,575	—	(4)	8,307	1	(5)
Swap guarantee derivatives	3,537	—	(32)	3,628	—	(35)
Total derivatives not designated as hedging instruments	730,755	15,207	(17,581)	745,831	24,193	(31,089)
Derivative interest receivable (payable)		1,166	(1,984)		1,409	(2,239)
Netting adjustments(2)		(15,445)	19,176		(24,945)	33,150
Total derivative portfolio, net	$730,755	$928	$(389)	$745,831	$657	$(178)

(1)	Primarily includes purchased interest-rate caps and floors.

(2)	Represents counterparty netting and cash collateral netting. Net cash collateral posted was $3.7 billion and $8.2 billion at September 30, 2013 and December 31, 2012, respectively.
The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable and net trade/settle receivable or payable, and is net of cash collateral held or posted, where allowable. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net.
Non-cash collateral held is not recognized on our consolidated balance sheets as we do not obtain effective control over the collateral, and non-cash collateral posted is not de-recognized from our consolidated balance sheets as we do not relinquish effective control over the collateral. Therefore, non-cash collateral held or posted is not presented as an offset against derivative assets or derivative liabilities on our consolidated balance sheets.

142	Freddie Mac

For OTC derivatives, we are subject to collateral posting thresholds based on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The amount of initial margin we must post for cleared and exchange-traded derivatives is also based, in part, on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The amount of initial margin varies over time. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged” for more information about collateral held and posted.
At September 30, 2013 and December 31, 2012, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable, related to derivatives. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES” for further information related to our derivative counterparties.
Gains and Losses on Derivatives
The table below presents the gains and losses on derivatives reported in our consolidated statements of comprehensive income.
Table 9.2 — Gains and Losses on Derivatives

Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging	Derivative Gains (Losses)(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(5)	$(7)	$(16)	$(22)
U.S. dollar denominated	(68)	1,123	(8,326)	3,994
Total receive-fixed swaps	(73)	1,116	(8,342)	3,972
Pay-fixed	1,184	(1,056)	14,752	(5,217)
Basis (floating to floating)	1	2	(2)	9
Total interest-rate swaps	1,112	62	6,408	(1,236)
Option based:
Call swaptions
Purchased	(94)	197	(1,954)	1,541
Written	42	(6)	424	(83)
Put swaptions
Purchased	(157)	(23)	(29)	(245)
Written	—	—	—	6
Other option-based derivatives(2)	(29)	29	(338)	177
Total option-based	(238)	197	(1,897)	1,396
Futures	(3)	(55)	52	16
Foreign-currency swaps	20	12	20	(35)
Commitments	(59)	190	(180)	362
Swap guarantee derivatives	2	1	7	4
Subtotal	834	407	4,410	507
Accrual of periodic settlements:(3)
Receive-fixed interest-rate swaps	1,005	940	2,831	2,583
Pay-fixed interest-rate swaps	(1,913)	(1,835)	(5,579)	(5,521)
Foreign-currency swaps	—	—	—	4
Other	—	—	1	1
Total accrual of periodic settlements	(908)	(895)	(2,747)	(2,933)
Total	$(74)	$(488)	$1,663	$(2,426)

(1)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of comprehensive income.

(2)	Primarily includes purchased interest-rate caps and floors.

(3)
For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of comprehensive income.

Hedge Designation of Derivatives

143	Freddie Mac

At September 30, 2013 and December 31, 2012, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. Derivatives that meet specific criteria may be accounted for as cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring. For the three and nine months ended September 30, 2013 and 2012, no amounts of gains or (losses) were recognized in AOCI on derivatives (effective portion) and in other income (ineffective portion and amount excluded from effectiveness testing). Amounts reported in AOCI linked to interest payments on long-term debt are recorded in other debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives. In the three months ended September 30, 2013 and 2012, we reclassified from AOCI into earnings (effective portion) a loss of $110 million and $151 million, respectively, related to closed cash flow hedges. In the nine months ended September 30, 2013 and 2012, we reclassified from AOCI into earnings (effective portion) a loss of $365 million and $474 million, respectively, related to closed cash flow hedges. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) — Accumulated Other Comprehensive Income — Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges” for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES
Derivative Portfolio
Derivative Counterparties
Our use of cleared derivatives, exchange-traded derivatives, and OTC derivatives exposes us to institutional credit risk. The requirement that we post initial and variation margin with our clearing firms in connection with cleared and exchange-traded derivatives, such as cleared interest-rate swaps and futures contracts, exposes us to institutional credit risk in the event that our clearing firms or the financial clearinghouses fail to meet their obligations. The use of cleared and exchange-traded derivatives decreases our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties. OTC derivatives expose us to institutional credit risk to individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its obligations.
Our use of OTC interest-rate swaps, option-based derivatives, and foreign-currency swaps is subject to internal credit and legal reviews. On an ongoing basis, we review the credit fundamentals of all of our OTC derivative counterparties, clearinghouses, and clearing firms to confirm that they continue to meet our internal risk management standards.
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
Collateral posted by a derivative counterparty is typically in the form of cash, although U.S. Treasury securities and Freddie Mac mortgage-related securities may also be posted. In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or to sell the collateral and transfer the proceeds to us.
Our net uncollateralized exposure to derivative counterparties for OTC interest-rate swap, option-based, and foreign-currency swap derivatives was $76 million and $69 million at September 30, 2013 and December 31, 2012, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on September 30, 2013, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $76 million. Four counterparties each accounted for greater than 10% and collectively accounted for 91% of our net uncollateralized exposure to derivative counterparties, excluding cleared and exchange-traded derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives at September 30, 2013. These counterparties were Toronto Dominion Bank, Wells Fargo Bank, Credit Suisse International and Royal Bank of Scotland, all of which were rated “A-” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of October 24, 2013.

144	Freddie Mac

Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to the central clearing requirement. Our exposure to cleared and exchange-traded derivatives was $203 million and $66 million as of September 30, 2013 and December 31, 2012, respectively. We are required to post margin in connection with our cleared and exchange-traded derivatives. At September 30, 2013, the majority of our exposure for our cleared and exchange-traded derivatives resulted from our posting of initial margin, which is the collateral we post to a clearinghouse in order to do business with such clearinghouse. The amount of initial margin we must post for cleared and exchange-traded derivatives is based, in part, on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The amount of initial margin varies over time. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “ — Collateral Pledged.”
The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $203 million and $20 million at September 30, 2013 and December 31, 2012, respectively. We do not require master netting and collateral agreements for the counterparties of these commitments. However, the typical maturity of our forward purchase and sale commitments is less than 60 days, and we monitor the credit fundamentals of the counterparties to these commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization.
The table below displays information related to derivatives and securities purchased under agreements to resell on our consolidated balance sheets.

145	Freddie Mac

Table 10.1 — Offsetting of Financial Assets and Liabilities

	September 30, 2013
	Gross Amount Recognized(1)	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(2)	Gross Amount Not Offset in the Consolidated Balance Sheets	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$15,178	$(14,656)	$522	$(446)	$76
Cleared and exchange-traded derivatives	992	(789)	203	—	203
Other(3)	203	—	203	—	203
Total derivatives	16,373	(15,445)	928	(446)	482
Securities purchased under agreements to resell	41,023	—	41,023	(41,023)	—
Total	$57,396	$(15,445)	$41,951	$(41,469)	$482
Liabilities:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$(18,511)	$18,363	$(148)	$—	$(148)
Cleared and exchange-traded derivatives	(814)	813	(1)	—	(1)
Other(3)	(240)	—	(240)	—	(240)
Total	$(19,565)	$19,176	$(389)	$—	$(389)

	December 31, 2012
	Gross Amount Recognized(1)	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(2)	Gross Amount Not Offset in the Consolidated Balance Sheets	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$25,515	$(24,945)	$570	$(501)	$69
Cleared and exchange-traded derivatives	66	—	66	—	66
Other(3)	21	—	21	—	21
Total derivatives	25,602	(24,945)	657	(501)	156
Securities purchased under agreements to resell	37,563	—	37,563	(37,563)	—
Total	$63,165	$(24,945)	$38,220	$(38,064)	$156
Liabilities:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$(33,233)	$33,150	$(83)	$—	$(83)
Cleared and exchange-traded derivatives	(8)	—	(8)	—	(8)
Other(3)	(87)	—	(87)	—	(87)
Total	$(33,328)	$33,150	$(178)	$—	$(178)

(1)	For derivatives, includes interest receivable or payable and trade/settle receivable or payable.

(2)	For derivatives, includes cash collateral posted or held in excess of exposure.

(3)	Includes commitments, swap guarantee derivatives, certain written options and credit derivatives.

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

146	Freddie Mac

instruments of $1.1 billion and $1.5 billion at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, we had $446 million and $501 million, respectively, of collateral in the form of securities pledged to and held by us related to OTC derivative instruments. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. In addition, we had $245 million of cash pledged to us related to cleared derivatives at September 30, 2013. Also, at September 30, 2013 and December 31, 2012, we had $3.0 billion and $1.5 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.
In addition, we hold cash and cash equivalents as collateral in connection with certain of our multifamily guarantees and mortgage loans as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at September 30, 2013 and December 31, 2012 was $97 million and $158 million, respectively.
We consider federal funds sold to be overnight unsecured trades executed with insured depository institutions that are members of the Federal Reserve System. Federal funds sold trades are uninsured. We did not hold any federal funds sold at September 30, 2013 and December 31, 2012.
Collateral Pledged by Freddie Mac
We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The amount of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of September 30, 2013, we had one secured, uncommitted intraday line of credit with a third party in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs, in connection with our use of the Fedwire system. In certain circumstances, the line of credit agreement gives the secured party the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line of credit agreement upon demand by the counterparty.
The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.
Table 10.2 — Collateral in the Form of Securities Pledged

	September 30, 2013	December 31, 2012
	(in millions)
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,752	$10,390
Available-for-sale securities	79	132
Trading securities	215	—
Securities pledged without the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	—	148
Total securities pledged	$11,046	$10,670

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge
At September 30, 2013, we pledged securities with the ability of the secured party to repledge of $11.0 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above. Of the remainder at September 30, 2013, we pledged $0.5 billion in connection with derivatives and securities transactions.
At December 31, 2012, we pledged securities with the ability of the secured party to repledge of $10.5 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above. Of the remainder at December 31, 2012, we pledged $65 million in connection with derivative transactions.
Securities Pledged without the Ability of the Secured Party to Repledge
At September 30, 2013 and December 31, 2012, we pledged securities, without the ability of the secured party to repledge, of $0 million and $148 million, respectively, at a clearinghouse in connection with our securities transactions.

147	Freddie Mac

Cash Pledged
At September 30, 2013, we pledged $5.2 billion of collateral in the form of cash and cash equivalents, of which $4.8 billion related to our OTC derivative agreements as we had $4.9 billion of such derivatives in a net loss position. At December 31, 2012, we pledged $9.8 billion of collateral in the form of cash and cash equivalents, of which $9.7 billion related to our OTC derivative agreements as we had $9.7 billion of such derivatives in a net loss position. The remaining $357 million and $110 million was posted at clearinghouses in connection with derivatives and securities transactions at September 30, 2013 and December 31, 2012, respectively. The aggregate fair value of all OTC derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2013, was $4.9 billion for which we posted collateral of $4.8 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2013, we would be required to post an additional $0.1 billion of collateral to our counterparties.
NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)
Senior Preferred Stock
No cash was received from Treasury under the Purchase Agreement in the third quarter of 2013, because we had positive net worth at June 30, 2013 and, consequently, FHFA did not request a draw on our behalf. At September 30, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Our quarterly senior preferred stock dividend is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds the applicable Capital Reserve Amount, which was established at $3.0 billion for 2013 and declines to zero in 2018. Based on our Net Worth Amount at September 30, 2013, our dividend obligation to Treasury in December 2013 will be $30.4 billion. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” in our 2012 Annual Report for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion and $72.3 billion as of September 30, 2013 and December 31, 2012, respectively. See “NOTE 18: REGULATORY CAPITAL” for additional information.
Stock-Based Compensation
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the three or nine months ended September 30, 2013. For a discussion regarding our stock-based compensation plans, see “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2012 Annual Report.
For purposes of the earnings-per-share calculation, all stock-based compensation plan options outstanding at September 30, 2013 and 2012 were out of the money and excluded from the computation of dilutive potential common shares for the three and nine months ended September 30, 2013 and 2012, respectively. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement.
Dividends Declared
No common dividends were declared during the nine months ended September 30, 2013. During the three months ended March 31, 2013, June 30, 2013, and September 30, 2013, we paid dividends of $5.8 billion, $7.0 billion, and $4.4 billion respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the nine months ended September 30, 2013.
Accumulated Other Comprehensive Income
The table below presents changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.

148	Freddie Mac

Table 11.1 — Changes in AOCI by Component, Net of Tax

	Nine Months Ended September 30, 2013
	AOCI Related to Available- For-Sale Securities(1)	AOCI Related to Cash Flow Hedge Relationships(2)	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$(1,444)	$(1,316)	$(178)	$(2,938)
Other comprehensive income before reclassifications(3)	2,066	—	18	2,084
Amounts reclassified from accumulated other comprehensive income	(630)	250	6	(374)
Changes in AOCI by component	1,436	250	24	1,710
Ending balance	$(8)	$(1,066)	$(154)	$(1,228)

	Nine Months Ended September 30, 2012
	AOCI Related to Available- For-Sale Securities(1)	AOCI Related to Cash Flow Hedge Relationships(2)	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$(6,213)	$(1,730)	$(52)	$(7,995)
Other comprehensive income before reclassifications(3)	2,996	—	(47)	2,949
Amounts reclassified from accumulated other comprehensive income(4)	512	320	5	837
Changes in AOCI by component	3,508	320	(42)	3,786
Ending balance	$(2,705)	$(1,410)	$(94)	$(4,209)

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

(3)	For the nine months ended September 30, 2013 and 2012, net of tax expense of $1.1 billion and $1.6 billion, respectively, for AOCI related to available-for-sale securities.

(4)
For the nine months ended September 30, 2012, net of tax benefit of $276 million for AOCI related to available-for-sale securities and net of tax benefit of $154 million for AOCI related to cash flow hedge relationships.

Reclassifications from AOCI to Net Income
The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.

149	Freddie Mac

Table 11.2 — Reclassifications from AOCI to Net Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Consolidated Statements of Comprehensive Income
	(in millions)
AOCI related to available-for-sale securities
	$827	$1,182	Other gains (losses) on investment securities recognized in earnings
	(126)	(213)	Net impairment of available-for-sale securities recognized in earnings
	701	969	Total before tax
	(246)	(339)	Tax (expense) or benefit
	455	630	Net of tax
AOCI related to cash flow hedge relationships
	(2)	(4)	Interest expense — Other debt
	(108)	(361)	Expense related to derivatives
	(110)	(365)	Total before tax
	34	115	Tax (expense) or benefit
	(76)	(250)	Net of tax
AOCI related to defined benefit plans
	(2)	(6)	Salaries and employee benefits
	—	—	Tax (expense) or benefit
	(2)	(6)	Net of tax
Total reclassifications in the period	$377	$374	Net of tax
Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges
As shown in “Table 11.1 — Changes in AOCI by Component, Net of Tax,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $1.1 billion and $1.4 billion at September 30, 2013 and 2012, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings. Over the next 12 months, we estimate that approximately $229 million, net of taxes, of the $1.1 billion of cash flow hedge losses in AOCI at September 30, 2013 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 21 years. However, over 70% and 90% of AOCI relating to closed cash flow hedges at September 30, 2013 will be reclassified to earnings over the next five and ten years, respectively.
NOTE 12: INCOME TAXES
Income Tax Benefit
For both the three and nine months ended September 30, 2013, we reported an income tax benefit of $24.0 billion, resulting in effective tax rates of (367.1)% and (150.0)%, respectively. The income tax benefit for these periods includes $23.9 billion related to the release of the valuation allowance against our net deferred tax assets. For the three and nine months ended September 30, 2012, we reported an income tax benefit of $302 million and $392 million, respectively, resulting in effective tax rates of (11.5)% and (6.4)%, respectively. For the three and nine months ended September 30, 2013, our effective tax rate was different from the statutory rate of 35% primarily as a result of the release of the valuation allowance against our net deferred tax assets.
Deferred Tax Assets and Liabilities
During the three months ended September 30, 2013, we released our valuation allowance previously recorded on our net deferred tax asset. The table below presents the balance of significant deferred tax assets, liabilities, and the valuation allowance at September 30, 2013 and December 31, 2012.

150	Freddie Mac

Table 12.1 — Deferred Tax Assets and Liabilities

	September 30, 2013	December 31, 2012
	(in millions)
Deferred tax assets:
Deferred fees	$5,030	$4,330
Basis differences related to derivative instruments	7,870	10,294
Credit related items and allowance for loan losses	4,013	6,785
Unrealized (gains) losses related to available-for-sale securities	5	778
LIHTC and AMT credit carryforward	3,761	3,408
Net operating loss carryforward	6,815	11,479
Other items, net	125	146
Total deferred tax assets	27,619	37,220
Deferred tax liabilities:
Basis differences related to assets held for investment(1)	(1,143)	(4,609)
Basis differences related to debt	(103)	(149)
Total deferred tax liabilities	(1,246)	(4,758)
Valuation allowance	(2,443)	(31,684)
Deferred tax assets (liabilities), net	$23,930	$778

(1)
The deferred tax liability balance for basis differences related to assets held for investment includes a basis adjustment on seriously delinquent loans. This deferred tax liability offsets a portion of the deferred tax asset for credit related items and the allowance for loan losses.

Valuation Allowance Against Net Deferred Tax Assets
Deferred tax assets reflect timing differences between the recognition of income/expenses under GAAP and the recognition of income/expenses under tax. Deferred tax assets are created when: (a) expenses are recognized under GAAP prior to the corresponding recognition of expenses for tax; and/or (b) income is recognized for tax prior to the corresponding recognition of income for GAAP. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character (i.e., ordinary income or capital gains) in the available carryback and carryforward years available under the tax law, which would include reversals of existing taxable temporary differences and liabilities associated with unrecognized tax benefits. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized.
On a quarterly basis, we determine whether a valuation allowance is necessary on our net deferred tax asset. In doing so, we consider all evidence available, both positive and negative, in determining whether, based on the weight of the evidence, it is more likely than not that the deferred tax assets will be realized. In conducting our assessment, we evaluate all available objective evidence including, but not limited to: (a) our three-year cumulative income position as of September 30, 2013; (b) the trend of our financial and tax results; (c) the amount of taxable income reported in our 2012 federal income tax return; (d) our tax net operating loss and tax credit carryforwards and the length of carry forward periods available to utilize these assets under current tax law; and (e) our access to capital under the agreements associated with conservatorship. Furthermore, we evaluate all available subjective evidence, including but not limited to: (a) difficulty in predicting unsettled circumstances related to the conservatorship; (b) our estimated 2013 taxable income; and (c) forecasts of future book and tax income. Our consideration of the evidence requires significant judgment regarding estimates and assumptions that are inherently uncertain, particularly about our future business structure and financial results.
Our analysis is not permitted to consider the impacts proposed legislation may have on our business operations or the mortgage industry because the timing and certainty of those actions is unknown and beyond our control.
After weighing all of the evidence at September 30, 2013, we determined that the positive evidence, particularly the evidence that was objectively verifiable, outweighed the negative evidence. Accordingly, we concluded that it is more likely than not that our deferred tax assets will be realized and we have released the valuation allowance against our net deferred tax assets. The release is allocated between the third quarter and the fourth quarter of 2013.
The positive evidence at September 30, 2013, that outweighed the negative evidence included the following:

•	Our three-year cumulative income position as of September 30, 2013;

•	The strong positive trend in our financial performance over the last six quarters, including the quarter ended September 30, 2013;

•	The 2012 taxable income reported in our federal tax return which was filed in the quarter ended September 30, 2013;

•	Our forecasted 2013 and future period taxable income;

•	Our net operating loss carryforwards do not begin to expire until 2030; and

•	The continuing positive trend in the housing market.

151	Freddie Mac

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
When comparing evidence available at September 30, 2013 versus June 30, 2013 we noted a number of positive developments. During the quarter ended September 30, 2013, we filed our 2012 federal tax return, which reflected taxable income versus the break-even position forecasted at June 30, 2013. This was our first year reporting taxable income since 2007. Furthermore, we continued an improved trend in earnings with pre-tax income of $6.5 billion for the quarter ended September 30, 2013. Our current base forecast of taxable income also improved resulting in a decline in the number of years of projected income required in order to fully realize our net deferred tax asset. These positive developments in addition to the positive evidence discussed above resulted in our conclusion to release the valuation allowance against our net deferred tax assets.
In future quarters we will continue to evaluate our ability to realize the net deferred tax asset. If evidence in future periods changes such that it is more likely than not that part or all of the net deferred tax asset will not be realized, we will reestablish a valuation allowance at that time.
IRS Examinations and Unrecognized Tax Benefits
The IRS is currently examining our income tax returns for tax years 2008 through 2011. As of September 30, 2013, we have evaluated all income tax positions and determined that there are no uncertain tax positions that require reserves. For additional information, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 12: INCOME TAXES” in our 2012 Annual Report, and “NOTE 17: LEGAL CONTINGENCIES.”
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
Segment Adjustments

152	Freddie Mac

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are not reflected in net income (loss) as determined in accordance with GAAP. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. Segment adjustments consist of the following:

•
We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts, as well as buy-up fees, on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of September 30, 2013, the unamortized balance of such premiums and discounts, net was $3.5 billion and the unamortized balance of buy-up fees was $0.5 billion. These adjustments are necessary to reflect the effective yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up fees.

•
We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of buy-down fees and credit delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of September 30, 2013, the unamortized balance of buy-down fees was $0.4 billion and the unamortized balance of credit delivery fees was $1.0 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. These adjustments are necessary to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

The table below presents Segment Earnings by segment.

Table 13.1 — Summary of Segment Earnings and Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Segment Earnings (loss), net of taxes:
Investments	$3,697	$2,472	$9,789	$6,568
Single-family Guarantee	2,019	(163)	4,546	(1,597)
Multifamily	844	710	1,822	1,652
All Other(1)	23,926	(91)	23,898	(98)
Total Segment Earnings, net of taxes	30,486	2,928	40,055	6,525
Net income	$30,486	$2,928	$40,055	$6,525
Comprehensive income (loss) of segments:
Investments	$4,335	$4,487	$12,016	$8,945
Single-family Guarantee	2,021	(162)	4,560	(1,618)
Multifamily	155	1,396	1,291	3,082
All Other(1)	23,926	(91)	23,898	(98)
Comprehensive income of segments	30,437	5,630	41,765	10,311
Comprehensive income	$30,437	$5,630	$41,765	$10,311

(1)
For the three and nine months ended September 30, 2013, includes a benefit for federal income taxes that resulted from our conclusion to release our valuation allowance against our net deferred tax assets.

The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.

153	Freddie Mac

Table 13.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended September 30, 2013
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$883	$203	$321	$—	$1,407	$2,600	$269	$2,869	$4,276
Benefit (provision) for credit losses	—	885	28	—	913	225	—	225	1,138
Non-interest income (loss):
Management and guarantee income(3)	—	1,230	52	—	1,282	(1,058)	(154)	(1,212)	70
Net impairment of available-for-sale securities recognized in earnings	16	—	(4)	—	12	(138)	—	(138)	(126)
Derivative gains (losses)	1,007	—	2	—	1,009	(1,083)	—	(1,083)	(74)
Gains (losses) on trading securities	(187)	—	(20)	—	(207)	—	—	—	(207)
Gains (losses) on mortgage loans	(129)	—	243	—	114	—	—	—	114
Other non-interest income (loss)	1,937	246	275	—	2,458	(546)	—	(546)	1,912
Non-interest expense:
Administrative expenses	(133)	(263)	(59)	—	(455)	—	—	—	(455)
REO operations income (expense)	—	67	12	—	79	—	—	—	79
Other non-interest expense	—	(195)	(6)	—	(201)	—	—	—	(201)
Segment adjustments(2)	269	(154)	—	—	115	—	(115)	(115)	—
Income tax benefit	34	—	—	23,926	23,960	—	—	—	23,960
Net income	3,697	2,019	844	23,926	30,486	—	—	—	30,486
Total other comprehensive income (loss), net of taxes	638	2	(689)	—	(49)	—	—	—	(49)
Comprehensive income	$4,335	$2,021	$155	$23,926	$30,437	$—	$—	$—	$30,437

	Nine Months Ended September 30, 2013
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$2,752	$300	$944	$—	$3,996	$7,835	$854	$8,689	$12,685
Benefit (provision) for credit losses	—	1,474	167	—	1,641	623	—	623	2,264
Non-interest income (loss):
Management and guarantee income(3)	—	3,771	147	—	3,918	(3,129)	(596)	(3,725)	193
Net impairment of available-for-sale securities recognized in earnings	73	—	(15)	—	58	(271)	—	(271)	(213)
Derivative gains (losses)	4,774	—	11	—	4,785	(3,122)	—	(3,122)	1,663
Gains (losses) on trading securities	(1,311)	—	(24)	—	(1,335)	—	—	—	(1,335)
Gains (losses) on mortgage loans	(746)	—	306	—	(440)	—	—	—	(440)
Other non-interest income (loss)	3,654	695	488	—	4,837	(1,936)	—	(1,936)	2,901
Non-interest expense:
Administrative expenses	(377)	(756)	(198)	—	(1,331)	—	—	—	(1,331)
REO operations income (expense)	—	168	15	—	183	—	—	—	183
Other non-interest expense	(1)	(505)	(18)	(27)	(551)	—	—	—	(551)
Segment adjustments(2)	854	(596)	—	—	258	—	(258)	(258)	—
Income tax (expense) benefit	117	(5)	(1)	23,925	24,036	—	—	—	24,036
Net income	9,789	4,546	1,822	23,898	40,055	—	—	—	40,055
Total other comprehensive income (loss), net of taxes	2,227	14	(531)	—	1,710	—	—	—	1,710
Comprehensive income	$12,016	$4,560	$1,291	$23,898	$41,765	$—	$—	$—	$41,765

154	Freddie Mac

	Three Months Ended September 30, 2012
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$1,342	$(61)	$334	$—	$1,615	$2,463	$191	$2,654	$4,269
Benefit (provision) for credit losses	—	(931)	40	—	(891)	281	—	281	(610)
Non-interest income (loss):
Management and guarantee income(3)	—	1,108	38	—	1,146	(906)	(189)	(1,095)	51
Net impairment of available-for-sale securities recognized in earnings	(180)	—	(29)	—	(209)	(58)	—	(58)	(267)
Derivative gains (losses)	557	—	2	—	559	(1,047)	—	(1,047)	(488)
Gains (losses) on trading securities	(364)	—	26	—	(338)	—	—	—	(338)
Gains (losses) on mortgage loans	112	—	315	—	427	—	—	—	427
Other non-interest income (loss)	520	219	49	—	788	(733)	—	(733)	55
Non-interest expense:
Administrative expenses	(110)	(228)	(63)	—	(401)	—	—	—	(401)
REO operations income (expense)	—	40	9	—	49	—	—	—	49
Other non-interest expense	(1)	(111)	(9)	—	(121)	—	—	—	(121)
Segment adjustments(2)	191	(189)	—	—	2	—	(2)	(2)	—
Income tax (expense) benefit	405	(10)	(2)	(91)	302	—	—	—	302
Net income (loss)	2,472	(163)	710	(91)	2,928	—	—	—	2,928
Total other comprehensive income, net of taxes	2,015	1	686	—	2,702	—	—	—	2,702
Comprehensive income (loss)	$4,487	$(162)	$1,396	$(91)	$5,630	$—	$—	$—	$5,630

	Nine Months Ended September 30, 2012
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Investments	Single-family Guarantee	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$4,594	$(94)	$982	$—	$5,482	$7,163	$510	$7,673	$13,155
Benefit (provision) for credit losses	—	(3,577)	81	—	(3,496)	906	—	906	(2,590)
Non-interest income (loss):
Management and guarantee income(3)	—	3,145	107	—	3,252	(2,530)	(577)	(3,107)	145
Net impairment of available-for-sale securities recognized in earnings	(690)	—	(64)	—	(754)	(175)	—	(175)	(929)
Derivative gains (losses)	993	—	6	—	999	(3,425)	—	(3,425)	(2,426)
Gains (losses) on trading securities	(1,175)	—	60	—	(1,115)	—	—	—	(1,115)
Gains (losses) on mortgage loans	323	—	528	—	851	—	—	—	851
Other non-interest income (loss)	1,776	571	239	—	2,586	(1,939)	—	(1,939)	647
Non-interest expense:
Administrative expenses	(310)	(653)	(176)	—	(1,139)	—	—	—	(1,139)
REO operations expense	—	(98)	6	—	(92)	—	—	—	(92)
Other non-interest expense	(1)	(266)	(107)	—	(374)	—	—	—	(374)
Segment adjustments(2)	510	(577)	—	—	(67)	—	67	67	—
Income tax (expense) benefit	548	(48)	(10)	(98)	392	—	—	—	392
Net income (loss)	6,568	(1,597)	1,652	(98)	6,525	—	—	—	6,525
Total other comprehensive income (loss), net of taxes	2,377	(21)	1,430	—	3,786	—	—	—	3,786
Comprehensive income (loss)	$8,945	$(1,618)	$3,082	$(98)	$10,311	$—	$—	$—	$10,311

(1)
See “NOTE 13: SEGMENT REPORTING — Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” in our 2012 Annual Report for information regarding these reclassifications.

(2)	See “Segment Earnings — Segment Adjustments” for information regarding these adjustments.

(3)	Management and guarantee income total per consolidated statements of comprehensive income is included in other income on our GAAP consolidated statements of comprehensive income.

The table below presents comprehensive income (loss) by segment.

155	Freddie Mac

Table 13.3 — Comprehensive Income (Loss) of Segments

	Three Months Ended September 30, 2013
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$3,697	$562	$76	$—	$638	$4,335
Single-family Guarantee	2,019	—	—	2	2	2,021
Multifamily	844	(689)	—	—	(689)	155
All Other	23,926	—	—	—	—	23,926
Total per consolidated statements of comprehensive income	$30,486	$(127)	$76	$2	$(49)	$30,437

	Nine Months Ended September 30, 2013
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$9,789	$1,969	$250	$8	$2,227	$12,016
Single-family Guarantee	4,546	—	—	14	14	4,560
Multifamily	1,822	(533)	—	2	(531)	1,291
All Other	23,898	—	—	—	—	23,898
Total per consolidated statements of comprehensive income	$40,055	$1,436	$250	$24	$1,710	$41,765

	Three Months Ended September 30, 2012
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$2,472	$1,913	$102	$—	$2,015	$4,487
Single-family Guarantee	(163)	—	—	1	1	(162)
Multifamily	710	686	—	—	686	1,396
All Other	(91)	—	—	—	—	(91)
Total per consolidated statements of comprehensive income	$2,928	$2,599	$102	$1	$2,702	$5,630

	Nine Months Ended September 30, 2012
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Investments	$6,568	$2,074	$320	$(17)	$2,377	$8,945
Single-family Guarantee	(1,597)	—	—	(21)	(21)	(1,618)
Multifamily	1,652	1,434	—	(4)	1,430	3,082
All Other	(98)	—	—	—	—	(98)
Total per consolidated statements of comprehensive income	$6,525	$3,508	$320	$(42)	$3,786	$10,311

156	Freddie Mac

NOTE 14: FINANCIAL GUARANTEES
When we securitize single-family mortgages that we purchase, we issue mortgage-related securities that can be sold to investors or held by us. During the three and nine months ended September 30, 2013, we issued approximately $98.0 billion and $362.0 billion, respectively, compared to $106.2 billion and $312.5 billion for the three and nine months ended September 30, 2012, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). We do not recognize a financial guarantee for such arrangements as we instead recognize both the mortgage loans and the debt securities of these securitization trusts on our consolidated balance sheets. See “NOTE 9: FINANCIAL GUARANTEES” in our 2012 Annual Report for a description of the nature of the transactions that give rise to our financial guarantees.
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
Table 14.1 — Financial Guarantees

	September 30, 2013			December 31, 2012
	Maximum Exposure(1)	Recognized Liability	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability	Maximum Remaining Term
	(dollars in millions, terms in years)
Non-consolidated Freddie Mac securities(2)	$65,594	$616	40	$50,715	$430	41
Other guarantee commitments	28,410	758	36	23,455	575	37
Derivative instruments(3)	9,421	363	32	10,306	789	33
Servicing-related premium guarantees	277	—	5	210	—	5

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

(2)
In addition to our guarantee of principal and interest, we also provide liquidity guarantees for certain multifamily housing revenue bonds included in this category. However, no advances under these liquidity guarantees were outstanding at September 30, 2013 and December 31, 2012.

(3)	See “NOTE 9: DERIVATIVES” for information about these derivative guarantees.
Non-Consolidated Freddie Mac Securities
During the three and nine months ended September 30, 2013 we issued approximately $5.3 billion and $17.5 billion, respectively, compared to $3.2 billion and $11.7 billion during the three and nine months ended September 30, 2012, respectively, in UPB of non-consolidated Freddie Mac securities primarily backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.
We recognize a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, which totaled $127 million and $183 million at September 30, 2013 and December 31, 2012, respectively. For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee.
Other Guarantee Commitments
We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During the nine months ended September 30, 2013 and 2012, we issued and guaranteed $8.4 billion and $5.3 billion, respectively, in UPB of long-term standby commitments. These long-term standby commitments totaled $18.2 billion and $12.4 billion of UPB at September 30, 2013 and December 31, 2012, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.1 billion and $9.4 billion in UPB at September 30, 2013 and December 31, 2012, respectively. In addition, as of September 30, 2013 and December 31, 2012, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $1.1 billion and $1.7 billion, respectively.

157	Freddie Mac

NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS
Single-Family Credit Guarantee Portfolio
Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.
The table below summarizes the concentration by year of origination and geographical area of the approximately $1.7 trillion and $1.6 trillion UPB of our single-family credit guarantee portfolio at September 30, 2013 and December 31, 2012, respectively. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2012 Annual Report and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.
Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	September 30, 2013		December 31, 2012		Percent of Credit Losses(1) Nine Months Ended
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	September 30, 2013	September 30, 2012
Year of Origination
2013	18%	—%	N/A	N/A	—%	N/A
2012	24	0.2	22%	0.1%	2	<1%
2011	11	0.4	14	0.3	1	<1
2010	11	0.6	15	0.5	3	1
2009	9	1.1	12	0.9	3	2
2008	3	7.1	6	6.8	10	9
2007	5	11.7	7	12.4	35	36
2006	4	10.6	5	11.4	23	26
2005	5	6.9	6	7.2	14	17
2004 and prior	10	3.3	13	3.2	9	9
Total	100%	2.6%	100%	3.3%	100%	100%
Region(3)
West	28%	1.9%	28%	2.8%	27%	44%
Northeast	26	3.4	25	3.8	13	8
North Central	18	1.9	18	2.5	23	20
Southeast	17	3.8	17	5.0	34	24
Southwest	11	1.4	12	1.7	3	4
Total	100%	2.6%	100%	3.3%	100%	100%
State(4)
California	17%	1.5%	16%	2.3%	14%	25%
Florida	6	7.3	6	9.9	28	16
Illinois	5	3.1	5	4.1	12	9
Maryland	3	3.5	3	4.5	4	1
Nevada	1	5.7	1	8.1	5	6
All other	68	2.2	69	2.6	37	43
Total	100%	2.6%	100%	3.3%	100%	100%

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

(4)
States presented are those with the highest percentage of credit losses during the nine months ended September 30, 2013. Our top five states based on the highest percentage of UPB as of September 30, 2013 are: California (17%), Florida (6%), New York (5%), Illinois (5%), and Texas (4%) which collectively comprised 37% of our single-family credit guarantee portfolio as of September 30, 2013.

Credit Performance of Certain Higher Risk Single-Family Loan Categories
Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Many mortgage market participants classify single-

158	Freddie Mac

family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. However, there is no universally accepted definition of subprime or Alt-A. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009, we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as Alt-A in the table below because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred.
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
Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(1)		Serious Delinquency Rate
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Interest-only	2%	3%	13.5%	16.3%
Option ARM(2)	<1	<1	13.3	16.3
Alt-A(3)	4	5	10.7	11.4
Original LTV ratio greater than 90%(4)	15	13	3.5	4.8
Lower FICO scores at origination (less than 620)	3	3	10.4	12.2

(1)	Based on UPB.

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
The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 11% and 15% at September 30, 2013 and December 31, 2012, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 10.5% and 12.7% as of September 30, 2013 and December 31, 2012, respectively. Loans originated in 2005 through 2008 have been more affected by declines in home prices during the housing crisis that began in 2006 than loans originated in other years. Loans originated in 2005 through 2008 comprised approximately 17% of our single-family credit guarantee portfolio, based on UPB at September 30, 2013, and these loans accounted for approximately 82% and 88% of our credit losses during the nine months ended September 30, 2013 and 2012, respectively.
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

159	Freddie Mac

within more than one category (for example, a loan with original LTV ratio greater than 80% may also have an original DSCR below 1.10).
Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	September 30, 2013		December 31, 2012
	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
	(dollars in billions)
State(2)
California	$21.9	—%	$21.1	0.12%
Texas	16.3	0.04	15.9	0.13
New York	11.3	0.09	10.7	0.09
Florida	9.3	—	8.4	0.12
Virginia	7.1	—	6.6	—
Maryland	6.8	—	6.9	—
All other states	59.4	0.09	57.8	0.32
Total	$132.1	0.05%	$127.4	0.19%
Region(3)
Northeast	$37.9	0.04%	$36.1	0.04%
West	33.1	0.05	31.8	0.09
Southwest	25.7	0.06	25.4	0.22
Southeast	24.4	0.09	23.4	0.54
North Central	11.0	—	10.7	0.19
Total	$132.1	0.05%	$127.4	0.19%
Category(4)
Original LTV ratio greater than 80%	$5.2	0.33%	$5.8	2.31%
Original DSCR below 1.10	2.0	0.30	2.3	2.97

(1)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.

(2)	Represents the six states with the highest UPB at September 30, 2013.

(3)	See endnote (3) to “Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio” for a description of these regions.

(4)	These categories are not mutually exclusive and a loan in one category may also be included within another category.
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
We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 2% and 3% at September 30, 2013 and December 31, 2012, respectively, and our estimate of the current average DSCR for these loans was 0.9 and 1.0, respectively. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 3% at both September 30, 2013 and December 31, 2012, and the average current LTV ratio of these loans was 97% and 111%, respectively. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value. Although we use the most recently available financial results of our multifamily borrowers to estimate a property’s value, there may be a significant lag in reporting, which could be six months or more, as they complete their financial results in the normal course of business. Our internal estimates of property valuation are derived using techniques that include income capitalization, discounted cash flows, comparable sales, or replacement costs.

160	Freddie Mac

Seller/Servicers
We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for the lenders to deliver us up to a certain volume of mortgages during a specified period of time. Our top 10 single-family seller/servicers provided approximately 65% of our single-family purchase volume during the nine months ended September 30, 2013. Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., accounted for 18% and 13%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the nine months ended September 30, 2013. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.
We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide on the appeal. As of September 30, 2013 and December 31, 2012 the UPB of loans subject to our repurchase requests issued to our single-family seller/servicers was approximately $3.4 billion and $3.0 billion, and approximately 31% and 41% of these requests, respectively, were outstanding for four months or more since issuance of our initial repurchase request as measured by the UPB of the loans subject to the requests (these figures include repurchase requests for which appeals were pending). As of September 30, 2013, two of our largest seller/servicers (Bank of America, N.A. and JPMorgan Chase Bank, N.A.) had aggregate repurchase requests outstanding, based on UPB, of $2.2 billion, and approximately 36% of these requests were outstanding for four months or more since issuance of the initial request. During the three and nine months ended September 30, 2013, we recovered amounts that covered losses with respect to $1.6 billion and $3.4 billion, respectively, of UPB on loans subject to our repurchase requests.
During the first quarter of 2013, we entered into an agreement with GMAC Mortgage, LLC (in connection with its bankruptcy proceeding) to release specified loans from certain repurchase obligations in exchange for a one-time cash payment. Loans totaling approximately $0.7 billion in UPB were subject to this agreement.
During the third quarter of 2013, we entered into agreements with Wells Fargo Bank, N.A., CitiMortgage, Inc., Citibank, N.A., and SunTrust Mortgage, Inc. to release specified loans from certain repurchase obligations in exchange for one-time cash payments. In connection with these agreements, we received $1.3 billion, in aggregate (less credits of $0.2 billion for repurchases already made and other reconciling adjustments), related to approximately 10.7 million loans that we purchased. As of September 30, 2013, there was an aggregate of $184.1 billion in UPB of single-family mortgage loans that were subject to these agreements.
On October 25, 2013, we entered into an agreement with JPMorgan Chase Bank, N.A. to release specified loans from certain repurchase obligations in exchange for a one-time cash payment. In connection with this agreement, we will receive $0.5 billion (less credits up to $0.1 billion for repurchases already made and for reconciling adjustments). This agreement will be reflected in our fourth quarter 2013 financial results.
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
A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 24% and 13%, respectively, of our single-family mortgage loans, as of September 30, 2013 and together serviced approximately 37% of our single-family mortgage loans. Since we do not have our own servicing operation, if our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, it could have an adverse impact on our business and financial results.

161	Freddie Mac

As of September 30, 2013 our top three multifamily servicers, Berkadia Commercial Mortgage LLC, CBRE Capital Markets, Inc., and Wells Fargo Bank, N.A., each serviced more than 10% of our multifamily mortgage portfolio, excluding Other Guarantee Transactions, and together serviced approximately 40% of this portfolio.
Mortgage Insurers
We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. We evaluate the recovery and collectability from insurance policies for mortgage loans that we hold for investment as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2012 Annual Report for additional information. As of September 30, 2013, mortgage insurers provided coverage with maximum loss limits of $50.8 billion, for $206.7 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both primary and pool insurance. Our top four mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation, Radian Guaranty Inc. (or Radian), United Guaranty Residential Insurance Company, and Genworth Mortgage Insurance Corporation each accounted for more than 10% and collectively represented approximately 78% of our overall mortgage insurance coverage at September 30, 2013. Certain of our mortgage insurance counterparties are no longer rated by either S&P or Moody’s because they are under court-ordered or state supervision. Of our four largest counterparties, three are rated B, and one is rated BBB+, as of October 24, 2013, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.
We received proceeds of $1.6 billion and $1.5 billion during the nine months ended September 30, 2013 and 2012, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.9 billion and $1.3 billion (excluding unpaid deferred payment obligations) as of September 30, 2013 and December 31, 2012, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $0.6 billion and $0.8 billion at September 30, 2013 and December 31, 2012, respectively.
In August 2013, we entered into an agreement with Radian involving approximately 26,000 single-family loans held by us and insured by Radian that were in default as of December 31, 2011. The agreement generally resolves outstanding and future primary mortgage insurance claims by us against Radian with respect to these loans. In connection with this agreement, Radian paid us $255 million and also deposited $205 million in an escrow account in which we hold a secured interest. Subject to terms and conditions of the agreement, the funds in the escrow account will be returned to Radian to the extent of Radian's final rescission, cancellation, curtailment or denial of filed claims. Freddie Mac will receive any funds in the account that are not returned to Radian. The agreement does not affect our right to pursue repurchase remedies against seller/servicers related to Radian's insurance rescissions and claim denials on these loans. This agreement did not have a significant impact on our financial results for the third quarter of 2013.
In August 2011, we suspended PMI Mortgage Insurance Co. (or PMI) and its affiliates as approved mortgage insurers for Freddie Mac loans, making loans insured by them ineligible for sale to Freddie Mac (except relief refinance loans with pre-existing insurance). PMI ceased writing new business during the third quarter 2011 and was put under state supervision. PMI instituted a partial claim payment plan in October 2011, under which claim payments were made 50% in cash, with the remaining amount deferred as a policyholder claim. In April 2013, PMI began paying valid claims 55% in cash and 45% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled at 50% in cash. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” in our 2012 Annual Report for further information on our mortgage insurance counterparties.
Bond Insurers
Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. At September 30, 2013, the maximum principal exposure to credit losses related to such policies was $8.0 billion. At September 30, 2013, our top four bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), National Public Finance Guarantee Corp., and MBIA Insurance Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 90% of our total coverage. We expect to receive substantially less than full payment of our claims from Ambac and FGIC as these companies are insolvent. We believe that we will also likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. We evaluate the expected recovery from primary bond insurance policies as part of our impairment analysis for our investments in securities. See “NOTE 7: INVESTMENTS IN

162	Freddie Mac

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
Our cash and other investment counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank. As of September 30, 2013 and December 31, 2012, including amounts related to our consolidated VIEs, there were $56.3 billion and $60.7 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; or (c) cash deposited with the Federal Reserve Bank. As of September 30, 2013 these included:

•	$35.0 billion of securities purchased under agreements to resell with 10 counterparties that had short-term S&P ratings of A-1 or above;

•	$0.1 billion of securities purchased under agreements to resell with one counterparty that had a short-term S&P rating of A-2;

•
$6.0 billion of securities purchased under agreements to resell with one counterparty that does not have a short-term S&P or other third party credit rating, but was evaluated under the company's counterparty credit risk system and was determined to be eligible for this transaction (by providing more than 100% in approved collateral);

•	$2.9 billion of cash equivalents invested in Treasury securities; and

•	$11.8 billion of cash deposited with the Federal Reserve Bank (as a non-interest-bearing deposit).

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
In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against 18 corporate families of financial institutions and related defendants seeking to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued or sold by, or backed by mortgages originated by, these financial institutions or control persons thereof. These institutions include some of our largest seller/servicers and counterparties, including counterparties to debt funding and derivatives transactions. Recent developments include:

•	We and FHFA reached settlements with General Electric Company and affiliates (in January 2013), Citigroup Inc., and affiliates (in May 2013), and UBS Americas, Inc. (in July 2013).

•
On October 25, 2013, we and FHFA reached a settlement with JPMorgan Chase & Co. and certain affiliated entities (collectively, JPMorgan) and other persons. Under the terms of the agreement, JPMorgan will pay approximately $2.7 billion to Freddie Mac to settle litigation related to our investments in certain residential non-agency mortgage-related securities largely originated, issued or underwritten by JPMorgan. On October 29, 2013, Ally Financial Inc. announced that it had reached a settlement with FHFA for pending litigation and related claims. These agreements will be reflected in our fourth quarter 2013 financial results.

Lawsuits with a number of other groups are currently pending. In addition, in the third quarter of 2013, we reached a settlement with Wells Fargo Bank, N.A. and affiliates concerning claims related to certain residential non-agency mortgage-related securities.
During the three and nine months ended September 30, 2013, we recognized $0.5 billion and $0.7 billion, respectively, within non-interest income on our consolidated statements of comprehensive income associated with these settlements.
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

163	Freddie Mac

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option, as of September 30, 2013 and December 31, 2012.

164	Freddie Mac

Table 16.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$40,559	$3,586	$—	$44,145
Fannie Mae	—	11,424	137	—	11,561
Ginnie Mae	—	163	13	—	176
CMBS	—	33,174	3,194	—	36,368
Subprime	—	—	27,572	—	27,572
Option ARM	—	—	6,424	—	6,424
Alt-A and other	—	—	9,103	—	9,103
Obligations of states and political subdivisions	—	—	3,761	—	3,761
Manufactured housing	—	—	688	—	688
Total available-for-sale securities, at fair value	—	85,320	54,478	—	139,798
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	8,753	1,307	—	10,060
Fannie Mae	—	10,499	176	—	10,675
Ginnie Mae	—	27	78	—	105
Other	—	158	8	—	166
Total mortgage-related securities	—	19,437	1,569	—	21,006
Non-mortgage-related securities:
Treasury bills	4,854	—	—	—	4,854
Treasury notes	26,787	—	—	—	26,787
Total non-mortgage-related securities	31,641	—	—	—	31,641
Total trading securities, at fair value	31,641	19,437	1,569	—	52,647
Total investments in securities	31,641	104,757	56,047	—	192,445
Mortgage loans:
Held-for-sale, at fair value	—	10,475	—	—	10,475
Derivative assets, net:
Interest-rate swaps	796	9,264	14	—	10,074
Option-based derivatives	60	4,840	—	—	4,900
Other	—	232	1	—	233
Subtotal, before netting adjustments	856	14,336	15	—	15,207
Netting adjustments(1)	—	—	—	(14,279)	(14,279)
Total derivative assets, net	856	14,336	15	(14,279)	928
Other assets:
Guarantee asset, at fair value	—	—	1,432	—	1,432
All other, at fair value	—	—	10	—	10
Total other assets	—	—	1,442	—	1,442
Total assets carried at fair value on a recurring basis	$32,497	$129,568	$57,504	$(14,279)	$205,290
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$72	$—	$—	$72
Other debt, at fair value	—	—	2,031	—	2,031
Derivative liabilities, net:
Interest-rate swaps	585	16,206	225	—	17,016
Option-based derivatives	—	325	2	—	327
Other	—	201	37	—	238
Subtotal, before netting adjustments	585	16,732	264	—	17,581
Netting adjustments(1)	—	—	—	(17,192)	(17,192)
Total derivative liabilities, net	585	16,732	264	(17,192)	389
Total liabilities carried at fair value on a recurring basis	$585	$16,804	$2,295	$(17,192)	$2,492

165	Freddie Mac

	Fair Value at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$56,713	$1,802	$—	$58,515
Fannie Mae	—	15,117	163	—	15,280
Ginnie Mae	—	193	16	—	209
CMBS	—	47,878	3,429	—	51,307
Subprime	—	—	26,457	—	26,457
Option ARM	—	—	5,717	—	5,717
Alt-A and other	—	—	10,904	—	10,904
Obligations of states and political subdivisions	—	—	5,798	—	5,798
Manufactured housing	—	—	709	—	709
Total available-for-sale securities, at fair value	—	119,901	54,995	—	174,896
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	9,189	1,165	—	10,354
Fannie Mae	—	10,026	312	—	10,338
Ginnie Mae	—	39	92	—	131
Other	—	135	21	—	156
Total mortgage-related securities	—	19,389	1,590	—	20,979
Non-mortgage-related securities:
Asset-backed securities	—	292	—	—	292
Treasury bills	1,160	—	—	—	1,160
Treasury notes	19,061	—	—	—	19,061
Total non-mortgage-related securities	20,221	292	—	—	20,513
Total trading securities, at fair value	20,221	19,681	1,590	—	41,492
Total investments in securities	20,221	139,582	56,585	—	216,388
Mortgage loans:
Held-for-sale, at fair value	—	—	14,238	—	14,238
Derivative assets, net:
Interest-rate swaps	27	13,920	18	—	13,965
Option-based derivatives	—	10,097	—	—	10,097
Other	37	92	2	—	131
Subtotal, before netting adjustments	64	24,109	20	—	24,193
Netting adjustments(1)	—	—	—	(23,536)	(23,536)
Total derivative assets, net	64	24,109	20	(23,536)	657
Other assets:
Guarantee asset, at fair value	—	—	1,029	—	1,029
All other, at fair value	—	—	114	—	114
Total other assets	—	—	1,143	—	1,143
Total assets carried at fair value on a recurring basis	$20,285	$163,691	$71,986	$(23,536)	$232,426
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$70	$—	$—	$70
Other debt, at fair value	—	—	2,187	—	2,187
Derivative liabilities, net:
Interest-rate swaps	5	30,213	26	—	30,244
Option-based derivatives	—	749	1	—	750
Other	3	52	40	—	95
Subtotal, before netting adjustments	8	31,014	67	—	31,089
Netting adjustments(1)	—	—	—	(30,911)	(30,911)
Total derivative liabilities, net	8	31,014	67	(30,911)	178
Total liabilities carried at fair value on a recurring basis	$8	$31,084	$2,254	$(30,911)	$2,435

166	Freddie Mac

(1)
Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable. The net cash collateral posted was $3.7 billion and $8.2 billion, respectively, at September 30, 2013 and December 31, 2012. The net interest receivable (payable) of derivative assets and derivative liabilities was $(0.8) billion at both September 30, 2013 and December 31, 2012, which was mainly related to interest rate swaps.

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
For the three months ended September 30, 2013 and 2012, we had no transfers between Level 1 and Level 2 assets and liabilities. For the nine months ended September 30, 2013 and 2012, our transfers between Level 1 and Level 2 assets and liabilities were less than $1 million.
The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012, including transfers into and out of Level 3 assets and liabilities. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities for the three and nine months ended September 30, 2013 and 2012. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

167	Freddie Mac

Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended September 30, 2013
		Realized and unrealized gains (losses)
	Balance, June 30, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, September 30, 2013	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,325	$—	$122	$122	$1,781	$—	$—	$(67)	$—	$(575)	$3,586	$—
Fannie Mae	143	—	(1)	(1)	—	—	—	(5)	—	—	137	—
Ginnie Mae	14	—	—	—	—	—	—	(1)	—	—	13	—
CMBS	3,239	—	(40)	(40)	—	—	—	(5)	—	—	3,194	—
Subprime	28,004	(46)	639	593	—	—	(46)	(979)	—	—	27,572	(45)
Option ARM	6,636	(16)	20	4	—	—	(38)	(178)	—	—	6,424	(12)
Alt-A and other	10,055	(73)	353	280	—	—	(826)	(406)	—	—	9,103	(65)
Obligations of states and political subdivisions	4,281	—	(51)	(51)	—	—	(7)	(462)	—	—	3,761	—
Manufactured housing	681	—	28	28	—	—	—	(21)	—	—	688	—
Total available-for-sale mortgage-related securities	55,378	(135)	1,070	935	1,781	—	(917)	(2,124)	—	(575)	54,478	(122)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	597	9	—	9	1,360	—	(335)	(5)	—	(319)	1,307	5
Fannie Mae	188	(8)	—	(8)	—	—	—	(4)	—	—	176	(8)
Ginnie Mae	81	—	—	—	—	—	—	(3)	—	—	78	—
Other	9	—	—	—	—	—	—	(1)	—	—	8	—
Total trading mortgage-related securities	875	1	—	1	1,360	—	(335)	(13)	—	(319)	1,569	(3)
Mortgage loans:
Held-for-sale, at fair value	11,696	—	—	—	—	—	—	—	—	(11,696)	—	—
Other assets:
Guarantee asset(7)	1,289	14	—	14	—	156	—	(27)	—	—	1,432	14
All other, at fair value	8	2	—	2	—	—	—	—	—	—	10	2
Total other assets	1,297	16	—	16	—	156	—	(27)	—	—	1,442	16

		Realized and unrealized (gains) losses
	Balance, June 30, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, September 30, 2013	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$1,508	$31	$—	$31	$—	$500	$—	$(8)	$—	$—	$2,031	$31
Net derivatives(8)	343	(96)	—	(96)	—	2	—	2	—	(2)	249	(84)

168	Freddie Mac

	Nine Months Ended September 30, 2013
		Realized and unrealized gains (losses)
	Balance, January 1, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, September 30, 2013	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,802	$—	$113	$113	$1,780	$—	$—	$(109)	$—	$—	$3,586	$—
Fannie Mae	163	—	(3)	(3)	—	—	—	(23)	—	—	137	—
Ginnie Mae	16	—	—	—	—	—	—	(3)	—	—	13	—
CMBS	3,429	—	(216)	(216)	—	—	—	(19)	—	—	3,194	—
Subprime	26,457	(94)	4,632	4,538	—	—	(346)	(3,077)	—	—	27,572	(91)
Option ARM	5,717	(21)	1,346	1,325	—	—	(38)	(580)	—	—	6,424	(17)
Alt-A and other	10,904	(52)	980	928	—	—	(1,572)	(1,157)	—	—	9,103	(91)
Obligations of states and political subdivisions	5,798	13	(173)	(160)	(10)	—	(533)	(1,334)	—	—	3,761	—
Manufactured housing	709	(1)	46	45	—	—	—	(66)	—	—	688	(1)
Total available-for-sale mortgage-related securities	54,995	(155)	6,725	6,570	1,770	—	(2,489)	(6,368)	—	—	54,478	(200)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,165	(51)	—	(51)	1,177	229	(360)	(37)	—	(816)	1,307	(54)
Fannie Mae	312	(57)	—	(57)	2	—	(2)	(12)	—	(67)	176	(57)
Ginnie Mae	92	(1)	—	(1)	3	—	—	(12)	—	(4)	78	(1)
Other	21	—	—	—	—	—	—	(3)	—	(10)	8	—
Total trading mortgage-related securities	1,590	(109)	—	(109)	1,182	229	(362)	(64)	—	(897)	1,569	(112)
Mortgage loans:
Held-for-sale, at fair value	14,238	—	—	—	—	—	—	—	—	(14,238)	—	—
Other assets:
Guarantee asset(7)	1,029	(2)	—	(2)	—	484	—	(79)	—	—	1,432	(2)
All other, at fair value	114	31	—	31	—	—	(135)	—	—	—	10	8
Total other assets	1,143	29	—	29	—	484	(135)	(79)	—	—	1,442	6

		Realized and unrealized (gains) losses
	Balance, January 1, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, September 30, 2013	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$2,187	$23	$—	$23	$—	$500	$—	$(679)	$—	$—	$2,031	$(15)
Net derivatives(8)	47	232	—	232	—	6	—	(36)	—	—	249	200

169	Freddie Mac

	Three Months Ended September 30, 2012
		Realized and unrealized gains (losses)
	Balance, June 30, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2012	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,833	$—	$8	$8	$—	$—	$—	$(17)	$—	$—	$1,824	$—
Fannie Mae	179	—	2	2	—	—	—	(8)	—	—	173	—
Ginnie Mae	18	—	—	—	—	—	—	(1)	—	—	17	—
CMBS	3,702	—	78	78	—	—	—	(4)	—	(347)	3,429	—
Subprime	25,778	(160)	2,360	2,200	—	—	—	(1,158)	—	—	26,820	(160)
Option ARM	5,428	(62)	523	461	—	—	—	(265)	—	—	5,624	(62)
Alt-A and other	10,733	—	702	702	—	—	—	(433)	—	—	11,002	—
Obligations of states and political subdivisions	7,308	7	20	27	—	—	(281)	(527)	—	—	6,527	—
Manufactured housing	726	—	22	22	—	—	—	(28)	—	—	720	—
Total available-for-sale mortgage-related securities	55,705	(215)	3,715	3,500	—	—	(281)	(2,441)	—	(347)	56,136	(222)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,419	(105)	—	(105)	—	—	—	(76)	361	—	1,599	(105)
Fannie Mae	374	(13)	—	(13)	—	—	—	(23)	135	—	473	(13)
Ginnie Mae	111	—	—	—	—	—	—	(4)	—	—	107	—
Other	58	—	—	—	—	21	—	(2)	—	(45)	32	—
Total trading mortgage-related securities	1,962	(118)	—	(118)	—	21	—	(105)	496	(45)	2,211	(118)
Mortgage loans:
Held-for-sale, at fair value	10,120	427	—	427	6,420	—	(4,108)	(14)	—	—	12,845	294
Other assets:
Guarantee asset(7)	862	(1)	—	(1)	—	76	—	(22)	—	—	915	(1)
All other, at fair value	139	(10)	—	(10)	—	—	—	—	—	—	129	(10)
Total other assets	1,001	(11)	—	(11)	—	76	—	(22)	—	—	1,044	(11)

		Realized and unrealized (gains) losses
	Balance, June 30, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2012	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$2,158	$10	$—	$10	$—	$—	$—	$—	$—	$—	$2,168	$10
Net derivatives(8)	20	7	—	7	—	—	—	—	—	—	27	—
Other liabilities:
All other, at fair value	1	(1)	—	(1)	—	—	—	—	—	—	—	(1)

170	Freddie Mac

	Nine Months Ended September 30, 2012
		Realized and unrealized gains (losses)
	Balance, January 1, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2012	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,048	$—	$19	$19	$—	$—	$—	$(123)	$—	$(120)	$1,824	$—
Fannie Mae	172	—	2	2	—	—	—	(22)	21	—	173	—
Ginnie Mae	12	—	—	—	—	—	—	(3)	8	—	17	—
CMBS	3,756	76	(44)	32	—	—	(330)	(29)	—	—	3,429	—
Subprime	27,999	(659)	2,953	2,294	—	—	—	(3,473)	—	—	26,820	(659)
Option ARM	5,865	(124)	684	560	—	—	(15)	(786)	—	—	5,624	(128)
Alt-A and other	10,868	(59)	1,364	1,305	—	—	—	(1,182)	11	—	11,002	(59)
Obligations of states and political subdivisions	7,824	9	135	144	—	—	(289)	(1,152)	—	—	6,527	—
Manufactured housing	766	(3)	34	31	—	—	—	(77)	—	—	720	(3)
Total available-for-sale mortgage-related securities	59,310	(760)	5,147	4,387	—	—	(634)	(6,847)	40	(120)	56,136	(849)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,866	(338)	—	(338)	25	50	(76)	(205)	417	(140)	1,599	(339)
Fannie Mae	538	(106)	—	(106)	(5)	—	5	(71)	168	(56)	473	(106)
Ginnie Mae	22	1	—	1	—	—	—	(14)	98	—	107	1
Other	90	—	—	—	9	21	(10)	(3)	—	(75)	32	—
Total trading mortgage-related securities	2,516	(443)	—	(443)	29	71	(81)	(293)	683	(271)	2,211	(444)
Mortgage loans:
Held-for-sale, at fair value	9,710	851	—	851	16,882	—	(14,553)	(45)	—	—	12,845	391
Other assets:
Guarantee asset(7)	752	(11)	—	(11)	—	232	—	(58)	—	—	915	(11)
All other, at fair value	151	(22)	—	(22)	—	—	—	—	—	—	129	(22)
Total other assets	903	(33)	—	(33)	—	232	—	(58)	—	—	1,044	(33)

		Realized and unrealized (gains) losses
	Balance, January 1, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2012	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$—	$(35)	$—	$(35)	$—	$—	$—	$(812)	$3,015	$—	$2,168	$(24)
Net derivatives(8)	(17)	15	—	15	—	—	—	(4)	—	33	27	2

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

(2)	Changes in fair value of derivatives not designated as accounting hedges are recorded in derivative gains (losses) on our consolidated statements of comprehensive income.

171	Freddie Mac

(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of comprehensive income.

(4)
For held-for-sale mortgage loans with the fair value option elected, gains (losses) on fair value changes and from sales of mortgage loans are recorded in other income on our consolidated statements of comprehensive income.

(5)
Transfers out of Level 3 during the three and nine months ended September 30, 2013 are the result of our enhancement to our pricing methodology for multifamily mortgage loans, held-for-sale, to more directly reflect the increasing observable nature of our exit market of loan securitization.

(6)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at September 30, 2013 and 2012, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.

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
The table below presents assets measured in our consolidated balance sheets at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012, respectively.
Table 16.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at September 30, 2013				Fair Value at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$639	$639	$—	$—	$1,025	$1,025
REO, net(2)	—	—	295	295	—	—	776	776
Total assets measured at fair value on a non-recurring basis	$—	$—	$934	$934	$—	$—	$1,801	$1,801

	Total Gains (Losses)(3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$3	$(18)	$16	$(54)
REO, net(2)	(5)	(18)	(12)	(14)
Total gains (losses)	$(2)	$(36)	$4	$(68)

(1)
Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans consist of impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.

(2)
Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $0.3 billion, less estimated costs to sell of $19 million (or approximately $0.3 billion) at September 30, 2013. The carrying amount of REO, net was written down to fair value of $0.8 billion, less estimated costs to sell of $50 million (or approximately $0.7 billion) at December 31, 2012.

(3)	Represents the total net gains (losses) recorded on items measured at fair value on a non-recurring basis as of September 30, 2013 and 2012, respectively.
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

172	Freddie Mac

Groups within our Finance division, independent of our business functions, execute and validate the valuation processes and are responsible for determining the fair values of the majority of our financial assets and liabilities. In determining fair value, we consider the credit risk of our counterparties in estimating the fair values of our assets and our own credit risk in estimating the fair values of our liabilities. The fair values determined by our Finance division are further verified by an independent group within our Enterprise Risk Management (ERM) division.
The validation procedures performed by ERM are intended to ensure that the prices we receive from third parties are consistent with our observations of market activity, and that fair value measurements developed using internal data reflect the assumptions that a market participant would use in pricing our assets and liabilities. These validation procedures include performing a monthly independent verification of fair value measurements through independent modeling, analytics, and comparisons to other market source data, if available. Where applicable, prices are back-tested by comparing actual settlement prices to our fair value measurements. Analytical procedures include automated checks consisting of prior-period variance analysis, comparisons of actual prices to internally calculated expected prices based on observable market changes, analysis of changes in pricing ranges, relative value comparisons, and comparisons using modeled yields. Thresholds are set for each product category by ERM to identify exceptions that require further analysis. If a price is outside of our established thresholds, we perform additional validation procedures, including supplemental analytics and/or follow up discussions with the third-party provider. If we are unable to validate the reasonableness of a given price, we ultimately do not use that price for fair value measurements in our consolidated financial statements. These reviews are risk-based and cover all product categories, and are executed before we finalize the prices used in preparing our fair value measurements for our financial statements.
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

173	Freddie Mac

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

174	Freddie Mac

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
Mortgage Loans, Held-for-Sale
Mortgage loans, held-for-sale consist of multifamily mortgage loans with the fair value option elected and are measured at fair value on a recurring basis. Mortgage loans, held-for-sale are primarily valued using market prices from a third-party pricing service that uses a discounted cash flow technique calibrated to the exit price for these loans as reflected in the K Certificate securitization market. Under this technique, the pricing service forecasts cash flows for the various mortgage loans and discounts them at a market rate, including a spread that is based on our recent securitization activity, which we have defined as our principal exit market. These loans are classified as Level 2 given the observable nature of our securitization pricing.
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
Option-Based Derivatives

175	Freddie Mac

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

176	Freddie Mac

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

Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured at fair value in our consolidated balance sheets on a recurring basis using unobservable inputs (Level 3) as of September 30, 2013 and December 31, 2012.

177	Freddie Mac

Table 16.4 — Quantitative Information about Recurring Level 3 Fair Value Measurements

	September 30, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		$1,954	Risk metric	Effective duration(2)	1.46 - 5.07 years	1.95 years
		1,340	Discounted cash flows	OAS	8 - 238 bps	24 bps
		292	Other
Total Freddie Mac	$44,145	3,586
Fannie Mae		65	Median of external sources	External pricing sources	$104.5 - $105.9	$105.2
		56	Single external source	External pricing source	$114.2 - $114.2	$114.2
		16	Other
Total Fannie Mae	11,561	137
Ginnie Mae		7	Median of external sources
		6	Discounted cash flows
Total Ginnie Mae	176	13
CMBS		2,637	Single external source	External pricing source	$93.5 - $93.5	$93.5
		557	Other
Total CMBS	36,368	3,194
Subprime, option ARM, and Alt-A:
Subprime		25,419	Median of external sources	External pricing sources	$62.5 - $72.2	$66.9
		2,153	Other
Total subprime	27,572	27,572
Option ARM		5,384	Median of external sources	External pricing sources	$57.1 - $63.8	$60.3
		1,040	Other
Total option ARM	6,424	6,424
Alt-A and other		4,315	Median of external sources	External pricing sources	$72.3 - $78.8	$75.8
		4,217	Single external source	External pricing source	$77.9 - $77.9	$77.9
		571	Other
Total Alt-A and other	9,103	9,103
Obligations of states and political subdivisions		3,514	Median of external sources	External pricing sources	$99.1 - $100.2	$99.6
		247	Other
Total obligations of states and political subdivisions	3,761	3,761
Manufactured housing		561	Median of external sources	External pricing sources	$84.2 - $90.6	$86.9
		127	Other
Total manufactured housing	688	688
Total available-for-sale mortgage-related securities	139,798	54,478
Trading, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		1,249	Discounted cash flows	OAS	(52) - 9,441 bps	59 bps
		58	Other
Total Freddie Mac	10,060	1,307
Fannie Mae		176	Discounted cash flows	OAS	(120) - 2,123 bps	309 bps
Total Fannie Mae	10,675	176
Ginnie Mae		78	Median of external sources
Total Ginnie Mae	105	78
Other		6	Median of external sources
		1	Discounted cash flows
		1	Other
Total other	166	8
Total trading mortgage-related securities	21,006	1,569
Total investments in securities	$160,804	$56,047
Other assets:
Guarantee asset, at fair value		1,037	Discounted cash flows	OAS	16 - 202 bps	54 bps
		395	Median of external sources	External pricing sources	$10.7 - $22.8	$18.0
Total guarantee asset, at fair value	1,432	1,432
All other, at fair value		10	Other
Total all other, at fair value	10	10
Total other assets	1,442	1,442
Liabilities
Other debt, at fair value		769	Median of external sources	External pricing source	$101.1 - $101.2	$101.1
		1,262	Other
Total other debt recorded at fair value	2,031	2,031
Net derivatives		211	Single external source	External pricing source	$0.6 - $0.6	$0.6
		38	Other
Total net derivatives	(539)	249

178	Freddie Mac

	December 31, 2012
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		$1,477	Risk metric	Effective duration(2)	0.89 -1.98 years	0.89 years
		325	Other
Total Freddie Mac	$58,515	1,802
Fannie Mae		78	Median of external sources	External pricing sources	$103.9 - $106.0	$105.2
		65	Single external source	External pricing source	$116.0 - $116.0	$116.0
		20	Other
Total Fannie Mae	15,280	163
Ginnie Mae		8	Discounted cash flows
		8	Median of external sources
Total Ginnie Mae	209	16
CMBS		2,462	Single external source	External pricing source	$99.4 - $99.4	$99.4
		432	Risk metric	Effective duration(2)	9.3 -14.8 years	12.0 years
		535	Other
Total CMBS	51,307	3,429
Subprime, option ARM, and Alt-A:
Subprime		24,890	Median of external sources	External pricing sources	$54.4 - $64.4	$59.2
		1,567	Other
Total subprime	26,457	26,457
Option ARM		5,631	Median of external sources	External pricing sources	$43.8 - $52.6	$47.9
		86	Other
Total option ARM	5,717	5,717
Alt-A and other		8,562	Median of external sources	External pricing sources	$69.6 - $77.9	$73.8
		1,901	Single external source	External pricing source	$71.8 - $71.8	$71.8
		441	Other
Total Alt-A and other	10,904	10,904
Obligations of states and political subdivisions		5,533	Median of external sources	External pricing sources	$102.3 - $103.2	$102.7
		265	Other
Total obligations of states and political subdivisions	5,798	5,798
Manufactured housing		693	Median of external sources	External pricing sources	$80.0 - $85.5	$82.8
		16	Other
Total manufactured housing	709	709
Total available-for-sale mortgage-related securities	174,896	54,995
Trading, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		1,112	Discounted cash flows	OAS	(33,702) - 3,251 bps	502 bps
		53	Other
Total Freddie Mac	10,354	1,165
Fannie Mae		312	Discounted cash flows	OAS	(1,263) - 3,251 bps	810 bps
Total Fannie Mae	10,338	312
Ginnie Mae		87	Median of external sources
		5	Other
Total Ginnie Mae	131	92
Other		12	Discounted cash flows
		9	Median of external sources
Total other	156	21
Total trading mortgage-related securities	20,979	1,590
Total investments in securities	$195,875	$56,585
Mortgage loans:
Held-for-sale, at fair value	$14,238	$14,238	Discounted cash flows	DSCR	1.25 - 6.88	1.97
				Current LTV	19% - 80%	69%
Other assets:
Guarantee asset, at fair value		870	Discounted cash flows	OAS	0 - 368 bps	55 bps
		159	Other
Total guarantee asset, at fair value	1,029	1,029
All other, at fair value		112	Discounted cash flows	Prepayment rate	7.73% -39.87%	21.23%
				Servicing income per loan	0.19% - 0.52%	0.25%
				Cost to service per loan	$78 - $354	$141
		2	Other
Total all other, at fair value	114	114
Total other assets	1,143	1,143
Liabilities
Other debt, at fair value		1,188	Median of external sources	External pricing sources	$101.7 - $102.0	$101.7
		999	Single external source	External pricing source	$99.9 - $99.9	$99.9
Total other debt recorded at fair value	2,187	2,187
Net derivatives	(479)	47	Other

179	Freddie Mac

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

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured at fair value in our consolidated balance sheets on a non-recurring basis using unobservable inputs (Level 3) as of September 30, 2013 and December 31, 2012.

180	Freddie Mac

Table 16.5 — Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	September 30, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans
Held-for-investment		$432	Income capitalization	Capitalization rates(2)	6% - 9%	7%
		207	Third-party appraisal	Property value	$2 million - $32 million	$21 million
Total held-for-investment	$639	639
REO, net		295	Internal model(3)	Historical average sales proceeds per property by state(4)	$48,434 - $359,295	$107,719
Total REO, net	295	295

	December 31, 2012
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans
Held-for-investment		$711	Income capitalization	Capitalization rates(2)	5% - 9%	7%
		314	Third-party appraisal	Property value	$2 million - $43 million	$21 million
Total held-for-investment	$1,025	1,025
REO, net		771	Internal model(3)	Historical average sales proceeds per property by state(4)	$32,186 - $356,397	$102,697
		5	Other
Total REO, net	776	776

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

(4)
Represents the average of three months of REO sales proceeds by state. The national average REO disposition severity ratio was 34.9% and 39.5% for the three months ended September 30, 2013 and December 31, 2012, respectively.

Fair Value of Financial Instruments
The table below presents the carrying value and estimated fair value of our financial instruments as of September 30, 2013 and December 31, 2012.

181	Freddie Mac

Table 16.6 — Fair Value of Financial Instruments

	September 30, 2013
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$9,532	$6,641	$2,891	$—	$—	$9,532
Restricted cash and cash equivalents	5,755	5,752	3	—	—	5,755
Federal funds sold and securities purchased under agreements to resell	41,023	—	41,023	—	—	41,023
Investments in securities:
Available-for-sale, at fair value	139,798	—	85,320	54,478	—	139,798
Trading, at fair value	52,647	31,641	19,437	1,569	—	52,647
Total investments in securities	192,445	31,641	104,757	56,047	—	192,445
Mortgage loans:
Mortgage loans held by consolidated trusts	1,526,070	—	1,251,795	273,127	—	1,524,922
Unsecuritized mortgage loans	163,424	—	18,624	127,628	—	146,252
Total mortgage loans	1,689,494	—	1,270,419	400,755	—	1,671,174
Derivative assets, net	928	856	14,336	15	(14,279)	928
Guarantee asset	1,432	—	—	1,699	—	1,699
Total financial assets	$1,940,609	$44,890	$1,433,429	$458,516	$(14,279)	$1,922,556
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,419,909	$—	$1,436,999	$2,207	$—	$1,439,206
Other debt	515,668	—	511,409	12,616	—	524,025
Total debt, net	1,935,577	—	1,948,408	14,823	—	1,963,231
Derivative liabilities, net	389	585	16,732	264	(17,192)	389
Guarantee obligation	1,374	—	—	2,913	—	2,913
Total financial liabilities	$1,937,340	$585	$1,965,140	$18,000	$(17,192)	$1,966,533

	December 31, 2012
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$8,513	$8,513	$—	$—	$—	$8,513
Restricted cash and cash equivalents	14,592	14,576	16	—	—	14,592
Federal funds sold and securities purchased under agreements to resell	37,563	—	37,563	—	—	37,563
Investments in securities:
Available-for-sale, at fair value	174,896	—	119,901	54,995	—	174,896
Trading, at fair value	41,492	20,221	19,681	1,590	—	41,492
Total investments in securities	216,388	20,221	139,582	56,585	—	216,388
Mortgage loans:
Mortgage loans held by consolidated trusts	1,495,932	—	1,130,438	409,722	—	1,540,160
Unsecuritized mortgage loans	190,415	—	16,428	151,175	—	167,603
Total mortgage loans	1,686,347	—	1,146,866	560,897	—	1,707,763
Derivative assets, net	657	64	24,109	20	(23,536)	657
Guarantee asset	1,029	—	—	1,325	—	1,325
Total financial assets	$1,965,089	$43,374	$1,348,136	$618,827	$(23,536)	$1,986,801
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,419,524	$—	$1,484,228	$2,867	$—	$1,487,095
Other debt	547,518	—	546,955	18,646	—	565,601
Total debt, net	1,967,042	—	2,031,183	21,513	—	2,052,696
Derivative liabilities, net	178	8	31,014	67	(30,911)	178
Guarantee obligation	1,004	—	—	2,487	—	2,487
Total financial liabilities	$1,968,224	$8	$2,062,197	$24,067	$(30,911)	$2,055,361

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

Valuation Techniques for Assets and Liabilities Not Measured at Fair Value in Our Consolidated Balance Sheets, but for Which the Fair Value is Disclosed

182	Freddie Mac

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
Single-Family Loans
Determination of Principal Market
In determining the fair value of single-family mortgage loans, valuation outcomes can vary widely based on management judgments and decisions used in determining: (a) the principal market; (b) modeling assumptions, including default, severity, home prices, and risk premiums; and (c) inputs used to determine variables including risk premiums, credit costs, security pricing, and implied management and guarantee fees. Our principal markets include the GSE securitization market and the whole loan market. To determine the principal market, we considered the market with the greatest volume and level of activity and our ability to access that market. In the absence of a market with active trading, we determined the market that would maximize the amount we would receive upon sale. We determined that the principal market is the whole loan market for loans that are four or more months delinquent, loans that are in foreclosure, loans that have completed a HAMP loan modification, and loans that have completed a non-HAMP loan modification but have not been current for at least 12 consecutive months. The total UPB of loans where the whole loan market is the principal market was approximately $102.0 billion and $110.0 billion as of September 30, 2013 and December 31, 2012, respectively. We determined that the principal market for all other loans, regardless of whether the loan is currently securitized or whether the loan is eligible for purchase under current underwriting standards, is the GSE securitization market. The total UPB of loans where the GSE securitization market is the principal market was approximately $1.5 trillion as of both September 30, 2013 and December 31, 2012.
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

183	Freddie Mac

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends, the beneficial pricing afforded to HARP loans will no longer be reflected in our delivery and guarantee fee pricing structure. If these benefits were not reflected in the pricing for these loans, the fair value of our mortgage loans would have decreased by $12.4 billion and $11.2 billion as of September 30, 2013 and December 31, 2012, respectively. The total fair value of the loans in our portfolio that reflects the pricing afforded to HARP loans as of September 30, 2013 and December 31, 2012 as presented in our consolidated fair value balance sheets is $151.7 billion and $153.1 billion, respectively.

Multifamily Loans
For a discussion of the techniques used to determine the fair value of held-for-sale and impaired held-for-investment multifamily mortgage loans, see “Valuation Techniques for Assets and Liabilities Measured at Fair Value in Our Consolidated Balance Sheets — Mortgage Loans, Held-for-Sale” and “— Mortgage Loans, Held-for-Investment,” respectively. Non-impaired multifamily mortgage loans are primarily valued using market prices from a third-party pricing service that uses a discounted cash-flow technique. Under this technique, the pricing service forecasts cash flows for the various mortgage loans and discounts them at a market rate, including a spread that is based on pricing data obtained from purchases and sales of similar mortgage loans, adjusted based on the mortgage's current LTV ratio and DSCR. The significant unobservable inputs used in the fair value measurement of these loans are the current LTV ratio and DSCR. These loans are classified as Level 3 as significant inputs used in the fair value measurement are unobservable.
Total Debt, Net
Total debt, net represents debt securities of consolidated trusts held by third parties and other debt that we issued to finance our assets. On our consolidated GAAP balance sheets, total debt, net, excluding debt securities for which the fair value

184	Freddie Mac

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
Investments in Securities
We elected the fair value option for certain mortgage-related securities to better reflect the natural offset these securities provide to fair value changes recorded historically on our guarantee asset at the time of our election. In addition, upon adoption of the accounting guidance for the fair value option, we elected this option for securities within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets to better reflect any valuation changes that would occur subsequent to impairment write-downs previously recorded on these instruments. Related interest income continues to be reported as interest income in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2012 Annual Report for additional information about the measurement and recognition of interest income on investments in securities. For information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option, see Gains (loss) on trading securities within “Table 13.2 — Segment Earnings and Reconciliation to GAAP Results."

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

185	Freddie Mac

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
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option at September 30, 2013 and December 31, 2012.
Table 16.7 — Difference between Fair Value and Unpaid Principal Balance for Certain Financial Instruments with Fair Value Option Elected

	September 30, 2013		December 31, 2012
	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term
	(in millions)
Fair value	$10,475	$2,031	$14,238	$2,187
Unpaid principal balance	10,708	2,011	13,972	2,167
Difference	$(233)	$20	$266	$20
Changes in Fair Value under the Fair Value Option Election
We recorded gains (losses) of $113 million and $427 million for the three months ended September 30, 2013 and 2012, respectively, and $(441) million and $851 million for the nine months ended September 30, 2013 and 2012, respectively, from the change in fair value on multifamily held-for-sale mortgage loans recorded at fair value in other income in our consolidated statements of comprehensive income.
Gains (losses) on debt securities with the fair value option elected were $(28) million and $(10) million for the three months ended September 30, 2013 and 2012, respectively, and $(13) million and $35 million for the nine months ended September 30, 2013 and 2012, respectively, and were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of comprehensive income.

Changes in fair value attributable to instrument-specific credit risk were not material for the three and nine months ended September 30, 2013 or 2012 for any assets or liabilities for which we elected the fair value option.
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
During the nine months ended September 30, 2013, we paid approximately $7 million for the advancement of legal fees and expenses of former officers and directors pursuant to our indemnification obligations to them. These fees and expenses

186	Freddie Mac

related to certain of the matters described below. This figure does not include certain administrative support costs and certain costs related to document production and storage.
Putative Securities Class Action Lawsuits
Ohio Public Employees Retirement System (“OPERS”) vs. Freddie Mac, Syron, et al. This putative securities class action lawsuit was filed against Freddie Mac and certain former officers on January 18, 2008 in the U.S. District Court for the Northern District of Ohio purportedly on behalf of a class of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007. FHFA later intervened as Conservator. The plaintiff alleges that the defendants violated federal securities laws by making false and misleading statements concerning our business, risk management and the procedures we put into place to protect the company from problems in the mortgage industry. The plaintiff seeks unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. The plaintiff amended its complaint on several occasions. Defendants filed motions to dismiss the second and third amended complaints, which the Court denied. On April 13, 2013, the judge who had presided over the case since 2008 recused himself, and the case was reassigned to a new judge. On August 23, 2013, the new judge granted defendants' motion to vacate the previous judge's orders denying our motions to dismiss. Defendants filed a new motion to dismiss the complaint on October 8, 2013. Discovery has been stayed.
At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of pre-trial litigation; the fact that the Court has not yet ruled upon defendants' new motion to dismiss the complaint; and the fact that the Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent the certification of a class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.
Kuriakose vs. Freddie Mac, Syron, Piszel and Cook. Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws. The case is purportedly brought on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through September 7, 2008. FHFA later intervened as Conservator. The plaintiffs claimed that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and sought unspecified damages, costs, and attorneys’ fees. The plaintiffs twice amended their complaint, and sought leave to amend a third time. On September 24, 2012, the Court granted with prejudice defendants’ motions to dismiss plaintiffs’ second amended complaint in its entirety, denied plaintiffs’ motion to file a third amended complaint, and directed that the case be closed. Judgment was entered in favor of the defendants on September 27, 2012. On October 26, 2012, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit. By order dated November 5, 2013, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's decisions granting defendants' motions to dismiss and denying plaintiffs' motion to file a third amended complaint.
At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of the appellate process, including the outcome of any petition for rehearing, rehearing en banc or for certiorari; the inherent uncertainty of pre-trial litigation in the event the case is ultimately remanded to the District Court in whole or in part; and the fact that the parties have not briefed and the District Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent resolution of the appellate process, the certification of a class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.
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

187	Freddie Mac

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
Lehman Bankruptcy
On September 15, 2008, Lehman filed a chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the Southern District of New York. Thereafter, many of Lehman’s U.S. subsidiaries and affiliates also filed bankruptcy petitions (collectively, the “Lehman Entities”). Freddie Mac had numerous relationships with the Lehman Entities which gave rise to several claims. On September 22, 2009, Freddie Mac filed proofs of claim in the Lehman bankruptcies aggregating approximately $2.1 billion. On December 6, 2011, the Court confirmed Lehman’s chapter 11 plan of liquidation, which provides for the liquidation of the bankruptcy estate’s assets over the next three years. Our most significant claims are a $1.2 billion claim relating to losses incurred on short-term lending transactions with certain Lehman Entities and an $868 million claim relating to Lehman’s repurchase obligations. The plan addresses these claims as follows:

•
The plan leaves open for subsequent determination whether our claim relating to the short-term lending transactions will be accorded priority status. The Lehman estate has set aside $1.2 billion to be available for payment of our claim in full if, after litigation or settlement, this claim is allowed as a priority claim. In the event that this claim is not ultimately accorded priority status, it will be treated as a senior unsecured claim under the plan, pursuant to which Freddie Mac would ultimately receive an estimated distribution of approximately 21% (or approximately $250 million). On September 13, 2013, Lehman filed its motion to classify and allow the claim as a senior unsecured claim, which Freddie Mac has opposed. The issue of the proper classification of the claim is, therefore, now in litigation between the parties.

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

188	Freddie Mac

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
Lawsuits Involving Real Estate Transfer Taxes
Beginning in 2011 in Michigan, counties in numerous states filed lawsuits challenging Freddie Mac and Fannie Mae’s statutory exemption from real estate transfer taxes imposed on the transfer of real property for which Freddie Mac or Fannie Mae was the grantor or grantee. Currently, approximately 35 lawsuits are pending in 21 states and the District of Columbia, including 24 appeals. We have received 35 favorable court rulings, and the one unfavorable ruling in Michigan was overturned on appeal in May 2013. Plaintiffs in these cases are generally seeking a declaration that Freddie Mac and Fannie Mae are not exempt from transfer taxes, damages for unpaid transfer taxes, as well as other items, which may include penalties, interest, liquidated penalties, pre-judgment interest, costs and attorneys’ fees. In these actions, FHFA, Freddie Mac and Fannie Mae assert that the enterprises are not liable for the transfer taxes based on federal statutory tax exemptions applicable to each.
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
Litigation Concerning the Purchase Agreement
In July and September 2013, four lawsuits were filed against us in the U.S. District Court for the District of Columbia concerning the August 2012 amendment to the Purchase Agreement. It is possible that similar lawsuits will be filed in the future. The lawsuits are as follows:

•	A putative class action lawsuit filed on July 29, 2013 styled Cacciapelle and Bareiss vs. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHFA;

•	A putative class action lawsuit filed on July 30, 2013 styled American European Insurance Company vs. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHFA;

•
A putative class action and shareholder derivative lawsuit filed on September 18, 2013 styled Marneu Holdings, Co. vs. FHFA, Treasury, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation; and

•	A lawsuit filed on September 20, 2013 styled Arrowood Indemnity Company vs. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, FHFA and Treasury.
The Cacciapelle and American European Insurance Company lawsuits were filed purportedly on behalf of a class of purchasers of junior preferred stock issued by Freddie Mac or Fannie Mae who held stock prior to, and as of, August 17, 2012. The Marneu lawsuit was filed purportedly on behalf of a class of purchasers of junior preferred stock and purchasers of common stock issued by Freddie Mac or Fannie Mae over a not-yet-defined period of time. Plaintiffs in the Arrowood lawsuit are holders of junior preferred stock issued by Freddie Mac and Fannie Mae. (For purposes of this discussion, junior preferred stock refers to the various series of preferred stock of Freddie Mac and Fannie Mae other than the senior preferred stock issued to Treasury.)
In the lawsuits, plaintiffs allege that, in amending the Purchase Agreement in August 2012 (which amendment implemented the net worth sweep dividend provisions of the senior preferred stock), Freddie Mac and Fannie Mae breached their respective contracts with the holders of junior preferred stock and common stock and breached the covenant of good faith

189	Freddie Mac

and fair dealing inherent in such contracts. Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorney and expert fees. Plaintiffs in the Arrowood lawsuit also request that, if injunctive relief is not granted, the Arrowood plaintiffs be awarded damages against the defendants in an amount to be determined including, but not limited to, the aggregate par value of their junior preferred stock, the total of which they state is $42,297,500.
Plaintiffs in the Marneu and Arrowood lawsuits also make certain claims against, and seek certain remedies from, Treasury and FHFA.
The Court has directed the parties in these four cases, as well as six other related cases, to submit a joint status report by November 6, 2013, outlining the best way to handle the litigation going forward.
At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matters due to a number of factors, including the inherent uncertainty of pre-trial litigation. In addition, with respect to the Cacciapelle, American European Insurance Company and Marneu lawsuits, the plaintiffs have not demanded a stated amount of damages they believe are due and the Court has not certified a class.
On October 22, 2013, we received a letter addressed to the Chief Executive Officer, the Board of Directors and the Acting Director of FHFA, purportedly on behalf of holders of common stock and junior preferred stock of Freddie Mac. The letter demands that Freddie Mac commence legal action against the U.S. government to recover all losses sustained by Freddie Mac as a result of the August 2012 amendment to the Purchase Agreement. The letter also demands that Freddie Mac take action to terminate the August 2012 amendment to the Purchase Agreement.
NOTE 18: REGULATORY CAPITAL
On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide our quarterly submission to FHFA on minimum capital, but no longer provide our submission on risk-based capital.
Our regulatory minimum capital is a leverage-based measure that is generally calculated based on GAAP and reflects a 2.50% capital requirement for on-balance sheet assets and a 0.45% capital requirement for off-balance sheet obligations. Based upon our adoption of amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs, we determined that, under the new consolidation guidance, we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions and, therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts. Pursuant to regulatory guidance from FHFA, our minimum capital requirement was not automatically affected by adoption of these amendments. Specifically, upon adoption of these amendments, FHFA directed us, for purposes of minimum capital, to continue reporting single-family PCs and certain Other Guarantee Transactions held by third parties using a 0.45% capital requirement. FHFA reserves the authority under the GSE Act to raise the minimum capital requirement for any of our assets or activities.
The table below summarizes our minimum capital requirements and deficits and net worth.

Table 18.1 — Net Worth and Minimum Capital

	September 30, 2013	December 31, 2012
	(in millions)
GAAP net worth(1)	$33,436	$8,827
Core capital (deficit)(2)(3)	$(37,672)	$(60,571)
Less: Minimum capital requirement(2)	22,025	22,063
Minimum capital surplus (deficit)(2)	$(59,697)	$(82,634)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.

(2)	Core capital and minimum capital figures for September 30, 2013 are estimates. FHFA is the authoritative source for our regulatory capital.

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

190	Freddie Mac

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
At September 30, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. As of September 30, 2013, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. We paid quarterly dividends of $5.8 billion, $7.0 billion and $4.4 billion on the senior preferred stock in cash in March 2013, June 2013, and September 2013, respectively, at the direction of the Conservator.
NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS
Settlement agreements primarily related to lawsuits regarding our investments in certain non-agency mortgage-related securities are significant components of other income during the three and nine months ended September 30, 2013 and 2012. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Agency and Non-Agency Mortgage-Related Security Issuers.”
The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.

Table 19.1 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(in millions)
Other assets:
Accounts and other receivables(1)	$4,087	$10,091
Guarantee asset	1,432	1,029
All other	2,451	2,645
Total other assets	$7,970	$13,765
Other liabilities:
Servicer liabilities	$2,406	$3,304
Guarantee obligation	1,374	1,004
Accounts payable and accrued expenses	1,001	984
All other	1,098	807
Total other liabilities	$5,879	$6,099

(1)	Primarily consists of servicer receivables.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 17: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.
In addition, on July 9, 2013, plaintiffs filed a lawsuit in the U.S. District Court for the Southern District of Florida styled Samuels et al. vs. FHFA and DeMarco. Freddie Mac is not a party to this lawsuit. In the lawsuit, plaintiffs challenge FHFA’s decision to suspend Freddie Mac and Fannie Mae’s payments to an affordable housing trust fund managed by HUD. For more information, see "LEGAL PROCEEDINGS" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
ITEM 1A. RISK FACTORS

191	Freddie Mac

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
Sustained uncertainty relating to the U.S. government's inability to provide a long-term resolution to its budget and debt limit issues could adversely affect our business and financial results.
On October 17, 2013, President Obama signed legislation that reopened the federal government until January 15, 2014, and extended the federal statutory debt limit until February 7, 2014. The legislation also provided for budget negotiations over major deficit issues, which are to conclude by December 13, 2013. It is uncertain if Congress will be able to meet these or any future deadlines with respect to the federal budget and the debt limit. Sustained uncertainty relating to the U.S. government’s inability to provide a long-term resolution to its budget and debt limit issues could cause the U.S. and global financial markets to experience significant turmoil, perhaps over an extended period. This uncertainty could also have significant adverse impacts on the U.S. mortgage market and on our business and financial results. For example, yields on U.S. Treasury securities could increase, which could cause mortgage and market rates to increase. Increases in mortgage interest rates could cause mortgage originations to decrease, which could cause our purchase volumes to decrease. Increases in market interest rates could increase our funding costs. The value of U.S. Treasury securities and our ability to sell these securities could also be adversely affected, which would directly affect us, as we hold significant amounts of such securities. Given the uncertainty, we may hold elevated amounts of cash as opposed to investing that cash, resulting in a loss of potential interest income. We might not be able to obtain funding from Treasury, if needed, under the Purchase Agreement if the debt limit were reached and Treasury did not have sufficient funds to cover a draw request or the federal government were shut down. FHFA would be required to place us in receivership if Treasury is unable to provide requested funding. Also, it is possible that the credit ratings of the U.S. government could be downgraded, which would likely be followed by a downgrade in our credit ratings. In turn, this could adversely affect our liquidity and other aspects of our business. On October 16, 2013, Fitch placed our AAA-rated long-term Issuer Default Rating (IDR), as well as our senior long-term debt, short-term debt and subordinated debt ratings, on Rating Watch Negative (RWN). This action followed Fitch's placement of the U.S. government's debt rating on RWN. For additional information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES - Liquidity - Liquidity Management - Credit Ratings” in this Form 10-Q and “RISK FACTORS - Competitive and Market Risks - Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business” in our 2012 Annual Report.

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
No stock options were exercised during the three months ended September 30, 2013. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2012 Annual Report for more information.
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

192	Freddie Mac

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
ITEM 6. EXHIBITS
The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

193	Freddie Mac

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: November 7, 2013

By:	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: November 7, 2013

194	Freddie Mac

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
Conforming loan/Conforming jumbo loan/Conforming loan limit — A conventional single-family mortgage loan with an original principal balance that is equal to or less than the applicable statutory conforming loan limit, which is a dollar amount cap on the size of the original principal balance of single-family mortgage loans we are permitted by law to purchase or securitize. The conforming loan limit is determined annually based on changes in FHFA’s housing price index. Any decreases in the housing price index are accumulated and used to offset any future increases in the housing price index so that statutory conforming loan limits do not decrease from year-to-year. Since 2006, the base conforming loan limit for a one-family residence has been set at $417,000, and higher limits have been established in certain “high-cost” areas (currently, up to $625,500 for a one-family residence). Higher limits also apply to two- to four-family residences, and for mortgages secured by properties in Alaska, Guam, Hawaii and the U.S. Virgin Islands.
Actual high-cost area loan limits are set by FHFA for each county (or equivalent), and the loan limit for specific high-cost areas may be lower than the maximum amounts. We refer to loans that we have purchased with UPB exceeding the base conforming loan limit (i.e., $417,000) as conforming jumbo loans.

195	Freddie Mac

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
FHLB — Federal Home Loan Bank

196	Freddie Mac

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
HARP — Home Affordable Refinance Program — Refers to the effort under the MHA Program that seeks to help eligible borrowers with existing loans that are guaranteed by us or Fannie Mae to refinance into loans with more affordable monthly payments and/or fixed-rate terms without obtaining new mortgage insurance in excess of what is already in place. Originally, only borrowers who had mortgages sold to Freddie Mac or Fannie Mae with note dates on or before May 31, 2009 with current LTV ratios above 80% (and up to 125%) were eligible to refinance their mortgages under the program. In October 2011, HARP was expanded to allow eligible borrowers who have mortgages with current LTV ratios above 125% to refinance under the program. The relief refinance initiative, under which we also allow borrowers with LTV ratios of 80% and below to participate, is our implementation of HARP for our loans.
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

197	Freddie Mac

Initial margin — The collateral that we post with a derivatives clearinghouse in order to do business with such clearinghouse. The amount of initial margin varies over time.
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

198	Freddie Mac

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

199	Freddie Mac

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

200	Freddie Mac

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
UMDP — Uniform Mortgage Data Program
UPB — Unpaid principal balance
USDA — U.S. Department of Agriculture
VA — U.S. Department of Veterans Affairs
Variation margin — Payments we make to a derivatives clearinghouse based on the change in fair value of a derivative instrument. Variation margin is typically transferred within one business day.
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

201	Freddie Mac

higher than long-term rates), our net interest yield on the asset will tend to be lower initially and then increase over time. Likewise, if a mortgage asset is purchased when the yield curve is steep (i.e., short-term rates lower than long-term rates), our net interest yield on the asset will tend to be higher initially and then decrease over time.

202	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description
10.1
Memorandum Agreement, dated September 24, 2013, between Freddie Mac and James Mackey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on September 30, 2013)

10.2
Restrictive Covenant and Confidentiality Agreement, dated September 25, 2013, between Freddie Mac and
James Mackey (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on September 30, 2013)

10.3	PC Master Trust Agreement, dated October 24, 2013
10.4
Fifth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed on October 25, 2013)

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

E-1	Freddie Mac