Form 10-K
period 2013-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2014-02-27
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Voting Common Stock, no par value per share (OTCQB: FMCC)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCI)
5% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCKK)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCG)
5.1% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCH)
5.79% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCK)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCL)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCM)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCN)
5.81% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCO)
6% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCP)
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCCJ)
5.7% Non-Cumulative Preferred Stock, par value $1.00 per share (OTCQB: FMCKP)
Variable Rate, Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCCS)
6.42% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCCT)
5.9% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKO)
5.57% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKM)
5.66% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKN)
6.02% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKL)
6.55% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKI)
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share (OTCQB: FMCKJ)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $877.6 million.
As of February 14, 2014, there were 650,039,533 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

i	Freddie Mac

MD&A TABLE REFERENCE

ii	Freddie Mac

iii	Freddie Mac

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iv	Freddie Mac

PART I
This Annual Report on Form 10-K includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-K and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the “BUSINESS — Forward-Looking Statements” and “RISK FACTORS” sections of this Form 10-K.
Throughout this Form 10-K, we use certain acronyms and terms that are defined in the “GLOSSARY.”
ITEM 1. BUSINESS
Executive Summary
You should read this Executive Summary in conjunction with our MD&A and consolidated financial statements and related notes for the year ended December 31, 2013.
Overview
Freddie Mac is a GSE chartered by Congress in 1970 with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. We have maintained a consistent market presence since our inception, providing essential mortgage liquidity in a wide range of economic environments. We are working to support the continued recovery of the housing market and the nation’s economy by: (a) providing America’s families with access to mortgage funding at low rates while helping distressed borrowers keep their homes and avoid foreclosure, where possible; and (b) providing consistent liquidity to the multifamily mortgage market, which includes providing financing for affordable rental housing. At the same time, we are working with FHFA, our customers and the industry to build a stronger housing finance system for the nation.
Conservatorship and Government Support for Our Business
We continue to operate in conservatorship that began in September 2008, under the direction of FHFA, as our Conservator. The conservatorship and related matters continue to have a wide-ranging impact on us, including our management, business, financial condition, and results of operations. There is significant uncertainty as to our future, as conservatorship has no specified termination date, and it is unknown what changes may occur to our business model during or following conservatorship, including whether we will continue to exist.
We are also subject to certain constraints on our business activities imposed by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement. We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. We do not have the authority over the long term to build and retain capital from the earnings generated by our business operations, or return capital to stockholders other than Treasury.
For more information on the conservatorship and government support for our business, including the Purchase Agreement, see “Conservatorship and Related Matters” and “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS."
Consolidated Financial Results for 2013
During 2013, we continued to see improvement in the housing market, which contributed positively to our financial results. Comprehensive income was $51.6 billion for 2013 compared to $16.0 billion for 2012. Comprehensive income for 2013 consisted of $48.7 billion of net income and $2.9 billion of other comprehensive income. Our net income for 2013 includes: (a) a benefit for federal income taxes of $23.3 billion that primarily resulted from our conclusion to release our valuation allowance against our net deferred tax assets; (b) improvements in the fair value of our derivatives from increases in long-term interest rates; (c) benefits for credit losses resulting from declines in the volume of newly delinquent loans, lower estimates of incurred losses largely resulting from an increase in national home prices and representation and warranty settlements of pre-conservatorship loan origination activity; and (d) settlements of $5.5 billion primarily related to lawsuits regarding our investments in certain residential non-agency mortgage-related securities. Our total equity was $12.8 billion at December 31, 2013. As a result of our positive net worth at December 31, 2013, no draw is being requested from Treasury under the Purchase Agreement for the fourth quarter of 2013. Through December 31, 2013, we have paid aggregate cash dividends to Treasury that slightly exceed our aggregate draws received under the Purchase Agreement. At December 31, 2013, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. For a discussion of the factors that led to our conclusion to release the valuation allowance against our net deferred tax assets, see “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Deferred Tax Assets and Liabilities” and “NOTE 12: INCOME TAXES.”
The level of earnings we have experienced in recent periods is not sustainable over the long term. While our recent financial results, particularly our benefit (provision) for credit losses, benefited significantly from strong home price appreciation we are beginning to see moderation in home price growth. In addition, our recent financial results include large benefits related to the release of our deferred tax asset valuation allowance and settlements of residential non-agency mortgage-related securities litigation and claims for breaches of representations and warranties by our sellers. These trends are not expected to continue over the long term. Our settlements with sellers for claims for breaches of representations and warranties

1	Freddie Mac

primarily related to pre-conservatorship loan activity are largely complete. Our residential non-agency mortgage-related securities litigation is ongoing with many large institutions and we expect additional settlements in 2014. In addition, declines in the size of our mortgage-related investments portfolio, as required by FHFA and the Purchase Agreement, will reduce earnings over time. Our financial results will also continue to be positively or negatively affected by changes in interest rates, yield curves, and mortgage spreads, which can cause significant earnings and net worth variability.
Our Primary Business Objectives
We are focused on the following primary business objectives: (a) reducing taxpayer exposure to losses by reducing and managing our overall risk profile, especially to mortgage-related risks; (b) supporting U.S. homeowners and renters by providing lenders with a constant source of liquidity for mortgage products even when other sources of financing are scarce; (c) building a commercially strong and efficient business enterprise; and (d) positioning the company, in particular our people and infrastructure, to succeed in a to-be-determined “future state.”
Reducing Taxpayer Exposure to Losses by Reducing and Managing Our Overall Risk Profile, Especially to Mortgage-Related Risks
We continue to actively manage and reduce the high credit risk related to our 2005-2008 Legacy single-family book by: (a) providing homeowners with alternatives that allow them to stay in their homes; (b) maximizing the proceeds from short sales and REO sales; (c) actively managing our servicers; (d) pursuing our rights with our sellers; (e) enforcing our rights with other counterparties; and (f) reducing our mortgage-related investments portfolio. The 2005-2008 Legacy single-family book represented 16% of our single-family credit guarantee portfolio at December 31, 2013, but comprised 81% of our credit losses during 2013.
Providing Homeowners with Alternatives that Allow Them to Stay in Their Homes
We establish guidelines for our servicers to follow and provide them default management programs to use, in part, in determining which type of loan workout would be expected to provide us with an opportunity to manage our exposure to credit losses. Our servicers pursue repayment plans and loan modifications for borrowers facing financial or other hardships because the level of recovery on a reperforming loan may often be much higher than would be the case with foreclosure or foreclosure alternatives. Since 2009, we have helped approximately 953,000 borrowers experiencing hardship complete a loan workout. Under our loan workout programs, our servicers contact borrowers experiencing hardship with a goal of helping them stay in their homes or avoid foreclosure. Our servicers seek and also facilitate the completion of foreclosure alternatives when a home retention solution is not possible.
Beginning in 2009, we introduced a variety of borrower-assistance programs, including HAMP, to help keep families in their homes. We continued to expand these programs in 2013. In July 2013, as part of the servicing alignment initiative, we implemented a new streamlined modification initiative, which provides an additional modification opportunity to many delinquent borrowers who are at least 90 (but not more than 720) days delinquent. Across all our modification programs, we modified $17.4 billion and $15.1 billion in UPB of loans in 2013 and 2012, respectively.
Our relief refinance initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), is another key program used by our seller/servicers to help keep families in their homes. In 2013 and 2012, we purchased or guaranteed $99.2 billion and $122.8 billion in UPB of relief refinance loans, respectively, which included $62.5 billion and $86.9 billion in UPB of HARP loans, respectively. We have purchased HARP loans provided to nearly 1.3 million borrowers since the initiative began in 2009, including approximately 340,000 borrowers during 2013. See “Table 47 — Single-Family Relief Refinance Loans” for more information about the volume of our relief refinance purchases.
As of December 31, 2013, the borrower’s monthly payment for all of our completed HAMP modifications was reduced on average by an estimated $531, which amounts to an average of $6,372 per year, and a total of $1.5 billion in annual reductions (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification).

2	Freddie Mac

The table below presents our single-family loan workout activities for the last five years.
Table 1 — Total Single-Family Loan Workout Volumes(1)

(1)
Based on workouts completed with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment, and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period.

(2)	As of December 31, 2013, approximately 21,000 borrowers were in modification trial periods, including approximately 16,000 borrowers in trial periods for our non-HAMP modification.

(3)
Excludes loans with long-term forbearance under a completed loan modification. Many borrowers enter into a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period within the year; however, a single loan may be included under separate forbearance agreements in each year.

While we believe our home retention programs have been largely successful, many borrowers still need our assistance. See “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” for more information about loss mitigation activities and our efforts to keep families in their homes, including through our loan modification initiatives and our relief refinance mortgage initiative.
Maximizing the Proceeds from Short Sales and REO Sales
In cases where repayment plans and loan modifications are not possible or successful, a short sale transaction typically provides us with a comparable or higher level of recovery than a foreclosure and subsequent property sale from our REO inventory. In large part, the benefit of a short sale is that we avoid costs we would otherwise incur to complete the foreclosure and dispose of the property, including maintenance, property taxes, and other expenses associated with holding REO property.
We believe our REO disposition and short sale severity ratios in 2013 were positively affected by changes made in 2012 to our process for evaluating the market value and determining the list price for our REO properties when we offer them for sale, as well as repairing a higher percentage of our REO properties prior to listing them.
Actively Managing our Servicers
We continue to face challenges with respect to the performance of certain of our single-family servicers in managing our seriously delinquent loans. Our servicers represent and warrant to us that loans serviced on our behalf will be serviced in accordance with our servicing contract. These contractual obligations provide us with remedies for breaches in servicing. These contractual remedies include the ability to require the servicer to pay compensatory or other fees, repurchase the loan at its current UPB, and/or reimburse us for losses realized. During 2013, we began to increase our review of servicing related violations, including by issuing notices of defect to our servicers for certain violations of our servicing standards. As of December 31, 2013, we had: (a) $0.6 billion of outstanding repurchase requests; and (b) $0.3 billion of outstanding notices of

3	Freddie Mac

defect, with our servicers, based on the UPB of the related loans. We also recognized $0.4 billion of compensatory fees during 2013 primarily for servicer failures to complete a foreclosure within our timelines.
We continue to have a large population of seriously delinquent loans, many of which have been delinquent for more than one year; these loans tend to be more challenging to resolve. As of December 31, 2013, our serious delinquency rate for the aggregate of those states that require a judicial foreclosure and all other states was 3.31% and 1.63%, respectively. Foreclosures generally take longer to complete in states where judicial foreclosures are required, compared to other states. During 2013, the average time to foreclose on properties in judicial states was 943 days compared to 567 days in non-judicial states for loans in our single-family credit guarantee portfolio, excluding those underlying our Other Guarantee Transactions.
As part of our efforts to maximize foreclosure alternatives, increase problem loan workouts, and mitigate our credit losses, we have continued to facilitate the transfer of servicing for certain pools of loans with higher credit risk from underperforming servicers to other servicers that specialize in workouts of problem loans. During 2013, we facilitated the transfer of servicing for $55.6 billion in UPB of loans from our primary servicers to specialty servicers.
Pursuing Our Rights with Our Sellers
We have contractual arrangements with our sellers under which they agree to sell us mortgage loans, and represent and warrant that those loans have been originated under specified underwriting standards. If we subsequently discover that the representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These remedies include the ability to require the seller to repurchase the loan at its current UPB and/or reimburse us for losses realized.
We continue to recover credit losses from seller/servicers in the normal course of business related to breaches of representations and warranties for loans they sold to us or service for us. In addition, in 2013, we also actively pursued seller representation and warranty settlements of pre-conservatorship loan activity, agreeing to settlements with nine of our larger sellers and several of our smaller sellers covering approximately 49% of the 2005-2008 Legacy single-family book as of December 31, 2013. During 2013, we recovered amounts from seller/servicers with respect to $5.6 billion in UPB of loans subject to our repurchase requests, including $2.1 billion related to settlement agreements. Approximately 23% of the $5.6 billion in UPB associated with repurchase requests were satisfied by the reimbursement of losses (excluding amounts related to settlement agreements). As of December 31, 2013, we had $1.6 billion of outstanding repurchase requests with sellers, based on UPB of the loans. In November 2013, FHFA announced that we had substantially achieved the 2013 Conservatorship Scorecard goal to complete our requests for remedies for breaches of seller representations and warranties related to pre-conservatorship loan origination activity.
Enforcing Our Rights with Other Counterparties
We continue to pursue claims for coverage under mortgage insurance policies in the normal course of business. We also continued to actively pursue settlements with mortgage insurance counterparties. We use mortgage insurance, which is a form of credit enhancement, to mitigate our credit loss exposure. Primary mortgage insurance is generally required to be purchased at loan origination, typically at the borrower’s expense, for certain mortgages with higher LTV ratios, from an insurer that is typically selected by the lender. We received payments under primary and other mortgage insurance of $2.0 billion in each of 2013 and 2012 which helped to mitigate our credit losses. Although the financial condition of certain of our mortgage insurers improved moderately in 2013 as a result of strong home price appreciation and their having raised additional capital, there is still a significant risk that these counterparties may fail to meet their obligations to pay our claims. We expect to receive substantially less than full payment of our claims from three of our seven larger mortgage insurance counterparties, as they are currently partially paying claims under orders of their regulators and are no longer rated by S&P or Moody's. Of our four largest mortgage insurers, three are rated B, and one is rated BBB+, as of February 14, 2014. We consider the collectability of our claims against our mortgage insurers when determining the receivables and estimating our allowance for loan losses on our consolidated balance sheets.
Our ability to manage our exposure to mortgage insurers may be limited as: (a) certain of our mortgage insurers are operating below our eligibility thresholds; and (b) our ability to revoke a mortgage insurer's status as an eligible insurer may require FHFA approval. We are working with FHFA and Fannie Mae to improve mortgage insurance standards. We are developing counterparty risk management standards for mortgage insurers that include revised eligibility requirements. In December 2013, FHFA announced that we and Fannie Mae, in collaboration with our mortgage insurers, had completed development of new master policies, for which the mortgage insurers are expected to seek state regulatory approval. These changes to the master policies are intended to provide greater certainty of coverage, facilitate timely claims processing, and help address the significant problems we faced in recent years in resolving repurchase requests related to mortgage insurance rescission. We expect to finalize changes to financial requirements and other standards for mortgage insurer eligibility in 2014.
At the direction of our Conservator, we are also working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in various efforts, in some cases in conjunction with other investors, to mitigate or recover losses on our investments in these securities. During 2013, we and FHFA reached settlements with a number of institutions pursuant to which we received an aggregate of $5.5 billion. In addition, in February 2014, we and

4	Freddie Mac

FHFA entered into an agreement with Morgan Stanley, and related parties, to settle litigation related to certain residential non-agency mortgage-related securities we hold for $625 million. This settlement will be reflected in our consolidated financial results for the first quarter of 2014. Lawsuits against a number of large institutions are currently pending. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about our recent agreements with non-agency mortgage-related security issuers.
We are also working to enforce our rights in the Lehman bankruptcy. In February 2014, we reached a settlement with Lehman Brothers Holdings Inc. pursuant to which we will receive $767 million to resolve our claims related to Lehman’s bankruptcy. Consequently, we adjusted our December 31, 2013 estimate of the expected recoveries of our short-term lending receivable by $350 million, which reduced other expenses by the same amount. For more information, see “NOTE 17: LEGAL CONTINGENCIES."
Reducing Our Mortgage-Related Investments Portfolio
During 2013, we continued to reduce the size of our mortgage-related investments portfolio, as required under the terms of the Purchase Agreement and FHFA regulation. Our mortgage-related investments portfolio declined 17%, or $96.5 billion, from $557.5 billion as of December 31, 2012 to $461.0 billion as of December 31, 2013 and was below the required limit. Our less liquid assets accounted for $70.9 billion of this decline primarily due to: (a) liquidations; and (b) consistent with our 2013 Conservatorship Scorecard goal, sales of $16.8 billion which exceeded our scorecard goal.
While our on-going focus remains on reducing our less liquid assets, we continue to purchase certain of these assets as part of our business strategies. In 2014, we plan to continue to reduce our mortgage-related investments portfolio, consistent with the Purchase Agreement and FHFA regulation, through liquidations and sales, subject to a variety of constraints, including market conditions.
Supporting U.S. Homeowners and Renters by Providing Lenders with a Constant Source of Liquidity for Mortgage Products even when Other Sources of Financing are Scarce
We maintain a consistent market presence by providing lenders with a constant source of liquidity for mortgage products even when other sources of financing are scarce. This liquidity provides our customers with confidence to continue lending even in difficult environments. During 2013 and 2012, we purchased or issued other guarantee commitments for $422.7 billion and $426.8 billion in UPB of single-family conforming mortgage loans, representing approximately 2.1 million and 2.0 million homes, respectively. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed more than 90% of the single-family conforming mortgages originated since 2008. During 2013, our multifamily new business activity (i.e., loan purchases and issuances of Other Structured Securities and other guarantee commitments), totaled $25.9 billion, and provided financing for nearly 1,600 properties amounting to nearly 388,000 apartment units. The vast majority of these apartments were affordable to low and moderate income families.
Building a Commercially Strong and Efficient Business Enterprise
Single-Family Guarantee Segment Strategies
Our single-family business is our core business line. We continue to take steps to build a stronger, profitable business model for our ongoing business. Our goal is to strengthen the business model in order to run the business efficiently and effectively in support of homeowners and taxpayers and, if required as part of a future state for the enterprise, to be able to promptly return to private sector ownership.
Our Single-family Guarantee segment is focused on strengthening our business model by:

•
Leveraging the fundamentals: We are leveraging our existing product offerings to better meet the needs of an evolving mortgage market. This includes working to reduce repurchase requests and penalties, in the form of fees, by providing greater certainty for seller/servicers that the loans they sell to us or service for us meet our requirements. We are doing this by enhancing the tools we make available to our customers (including Loan Prospector, Loan Quality Advisor, and Home Value Estimator), and expanding and leveraging the data standards of the Uniform Mortgage Data Program. We intend to continue to simplify, streamline, and strengthen our operations, while keeping pace with regulatory requirements, such as those implemented under the Dodd-Frank Act.

•
Better serving our customers: Our customers are our sellers, servicers, and investor/dealers. Based on feedback we have received directly from our customers through our Customer Advisory Boards, surveys, and ongoing conversations, we are enhancing our processes and programs to improve our customers’ experience when doing business with us.

•
Managing the credit risk of the single-family credit guarantee portfolio: We are managing our credit risk by setting our underwriting standards at a level commensurate with the long-term credit risk appetite of the company. We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage eligibility and underwriting standards, and the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. Beginning in 2009, we have made various changes to our credit policies, including changes to improve our underwriting standards, purchased fewer

5	Freddie Mac

loans with higher risk characteristics, and assisted in improving our mortgage insurers’ and lenders’ underwriting practices. As a result, the credit quality of the New single-family book is significantly better than that of the 2005-2008 Legacy single-family book, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with full documentation, as well as delinquency rates and credit losses.

•
Transferring the credit risk of the single-family credit guarantee portfolio: We consider risk transfer transactions to be a prudent way to manage risk in our business. We executed three transactions during 2013 that transfer a mezzanine credit loss position on certain groups of loans in the New single-family book. These transactions are intended to shift mortgage credit risk from us to private investors and are consistent with our 2013 Scorecard goal. While these transactions have been relatively small compared to our overall mortgage credit risk, we believe they have attracted broad interest in the market. We will seek to expand and refine our offerings of credit risk transfer transactions in the future.

•
Optimizing the economics of the single-family credit guarantee portfolio: We strive to achieve the highest economic returns on our portfolio while considering and balancing our: (a) customer diversification; and (b) housing mission and goals. We also align our mortgage-related securities offerings and disclosures with customer needs and investor demand to balance the achievement of the above objectives while considering the relative performance of our securities in the market.

Investments Segment Strategies
Our Investments segment is a key business operation, which has certain objectives in 2014, including:

•
Maintaining a presence in the agency mortgage-related securities market. Our activities in this market may include outright purchases and sales, dollar roll transactions, and structuring existing agency securities into REMICs and selling some or all of the tranches.

•
Maintaining a portfolio of liquid securities consistent with our liquidity management guidelines. In managing the reduction of our mortgage-related investments, we evaluate the liquidity of these investments based on two categories: (a) single-class and multiclass agency securities; and (b) assets that are less liquid than agency securities. We are focusing our efforts on reducing the balance of less liquid assets in the mortgage-related investments portfolio. Our liquid assets collectively represented approximately 40% of UPB of the portfolio at December 31, 2013, compared to 38% at December 31, 2012.

•
Managing the single-family performing loans obtained through our cash purchase program. We purchase loans from lenders for cash and, in conjunction with the single-family business, securitize the majority of these loans into Freddie Mac agency securities that may be sold to dealers or investors, or retained in our mortgage investments portfolio as agency securities.

•	Managing single-family re-performing loans and performing modified loans. This includes securitizing loans, and could include selling loans or other disposition strategies in the future.

•
Managing single-family delinquent loans along with the single-family business. This includes removing seriously delinquent loans from PC pools and could include selling loans, securitizing loans, or other disposition strategies in the future.

•	Reducing the overall balance of our holdings of non-agency mortgage-related securities through liquidations and sales, subject to a variety of constraints, including market conditions.

•
Managing the treasury function, including funding and liquidity, for the overall company, through the issuance of short-term and long-term unsecured debt. We maintain a liquidity and contingency portfolio of cash and non-mortgage investments for short-term liquidity management.

•	Managing the interest-rate risk for the overall company through the use of derivatives and unsecured debt.
Multifamily Segment Strategies
Our Multifamily business is also a key business operation, and provides a consistent source of liquidity to the multifamily mortgage market while maintaining a strong credit and capital management discipline. We accomplish this primarily by focusing on our business model of aggregating and securitizing mortgage loans in order to transfer the expected credit risk associated with the loans to third-party investors who hold the subordinated securities. The nature of our Multifamily business is in line with the general concept that private investors should absorb the first and predominant losses before any taxpayer exposure; we believe this positions the business well for the future. Additionally, we plan to continue to execute our mission to provide and support a consistent supply of affordable rental housing.
As a result of our prudent underwriting standards and practices, and the continued positive multifamily market fundamentals, the credit quality of the multifamily mortgage portfolio remains strong, and multifamily credit losses during 2013 were less than 0.01% (or less than one basis point) as a percentage of the combined average balance of our multifamily loan and guarantee portfolios.

6	Freddie Mac

We continued to expand our K Certificate issuances in the multifamily market with a 32% increase in this activity in 2013, based on UPB, compared to 2012. We were able to increase our securitization volumes in 2013 despite our 10% reduction in new loan purchase volume. During 2013, we reduced the UPB of loans we held in our portfolio for securitization as we were able to reduce the time between loan purchase and securitization. Our K Certificate transactions allow us to sell a portion of mortgage credit risk to private investors who purchase subordinated tranches at the time of transaction execution. As a result of repayments, K Certificate issuances, and sales of loans in our multifamily mortgage portfolio, the non-credit enhanced portion of this portfolio declined by 21% during 2013. In addition, our CMBS portfolio (backed by multifamily loans) declined by 37% during 2013, principally from our sales of these securities. These actions significantly reduced our exposure to credit risk in our Multifamily business.
Positioning the Company, in Particular Our People and Infrastructure, to Succeed in a to-be-determined “future state”
Development of a New Secondary Mortgage Market
Under the direction of FHFA and in accordance with the 2013 Conservatorship Scorecard, we continue various efforts to build the infrastructure for a future housing finance system, including the following:

•
Common Securitization Platform: On October 7, 2013, FHFA announced the formation of Common Securitization Solutions, LLCSM ("CSS"), which will build and operate the future new common securitization platform. In addition, FHFA announced that: (a) office space has been leased for CSS; and (b) an executive recruitment firm has been retained to identify candidates for the positions of Chief Executive Officer and Chairman of the Board of Managers of CSS. CSS is equally-owned by Freddie Mac and Fannie Mae. In connection with the formation of CSS, we entered into a limited liability company agreement with Fannie Mae and anticipate entering into additional agreements with Fannie Mae relating to CSS in the future.

•
Contractual and Disclosure Framework: FHFA directed us to work with Fannie Mae to implement a set of uniform contractual terms and standards for transparency that can inform the single-family mortgage securitization market in the future. During 2013, a team from Freddie Mac and Fannie Mae performed analysis and developed preliminary recommendations for: (a) fully-guaranteed (GSE) mortgage-related securities; (b) non- or partially guaranteed (GSE) mortgage-related securities; and (c) new master trust agreements for these types of securities.

•
Uniform Mortgage Data Program: We and Fannie Mae are collaborating with the industry to develop and implement uniform data standards for single-family mortgages. We have already made significant progress by completing initial phases of this program, including: (a) standard appraisal data elements; (b) the Uniform Collateral Data Portal, which allows us to aggregate this data from sellers; and (c) the Uniform Loan Delivery Dataset, which defines common data elements for each loan we acquire or guarantee. During 2013, we expanded the data elements in the Uniform Loan Delivery Dataset and aligned the dataset with recent changes required by the Consumer Financial Protection Bureau, or CFPB.

•
Representation and Warranty Framework: At the direction of FHFA, we and Fannie Mae launched a new representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. The objective of the new framework is to clarify lenders’ repurchase exposures and liability on future sales of mortgage loans to Freddie Mac and Fannie Mae. Under it, lenders are relieved of certain repurchase obligations for loans that meet specific payment requirements three years after purchase (and one year for HARP and other relief refinance mortgages).

•
Lender placed insurance standards: As part of the servicing alignment initiative, we announced changes in our servicing standards for situations in which our servicers obtain property hazard insurance on properties securing single-family loans we own or guarantee. As a result, effective June 1, 2014, our seller/servicers may not receive compensation or other payment from insurance carriers nor may they use their own or affiliated entities to insure or reinsure a property.

In addition, we also worked to help our seller/servicers improve their underwriting processes for loans that they sell to us. As part of these efforts and in accordance with the 2013 Conservatorship Scorecard, we made progress in the following areas during 2013:

•
Began an initiative for enhanced early-risk assessment by seller/servicers, including implementation of Loan Quality Advisor, a new automated tool for use in evaluating the credit eligibility of loans and identifying non-compliance issues;

•
Announced requirements for our seller/servicers in response to certain final rules from the CFPB, including rules concerning the requirements for borrowers' ability to repay and high-cost mortgages, that were implemented beginning in January 2014. See “BUSINESS — Legislative and Regulatory Developments — Dodd-Frank Act” for further information on the final rules;

•
Implemented standard timelines, appeal requirements, and alternative remedies for resolution of repurchase obligations as part of our efforts to enhance post-delivery quality control practices and transparency associated with our new representation and warranty framework; and

7	Freddie Mac

•	Expanded our loan review sampling strategy, specifically focusing on newly purchased mortgage loans, to evaluate compliance with our standards.
Investing in Human, Technology and Other Resources
We continue to make strategic investments to maintain and improve our ability to operate the company for the foreseeable future in conservatorship and potentially afterwards. Our human capital risks have abated considerably in recent periods, as evidenced by low voluntary turnover and vacancy rates. In 2011, we experienced increased levels of voluntary turnover while the Administration and Congress publicly debated our future business model and compensation structure, and the possibility remains that we may experience increased turnover again in the future. However, during 2013 we continued to attract well-qualified candidates, as evidenced by our hiring of five new senior officers.
Our information technology risk also continues to decline. For example, in 2013, we completed a three-year multimillion dollar project to move our key legacy applications and infrastructure to current, supported technology. We are investing each year to maintain our technology and are focused on standardizing and simplifying the technology portfolio. We continue to focus on emerging information security risks and hired a new Chief Information Security Officer in 2013.
Streamlining, Simplifying and Strengthening Operations
We continue to strengthen our operations. Beginning in mid-2012 and continuing through 2013, we took steps to enhance management’s focus on control issues by elevating awareness of those issues across the company and stressing timely remediation. As a result, the number of outstanding control issues reached its lowest level since conservatorship. We also continue to work to improve our operating efficiency. In 2013, we began a multi-year project focused on simplifying our control structure and eliminating redundant control activities. We updated our risk and control framework to increase our emphasis on risk management and are conducting detailed operational controls design reviews to identify ways to simplify our controls structure.
We are reviewing our information technology architecture design with a focus on simplifying our information technology environment. We are also building our out-of-region disaster recovery capabilities.
Our Business
We conduct business in the U.S. residential mortgage market and the global securities market, subject to the direction of our Conservator, FHFA, and under regulatory supervision of FHFA, the SEC, HUD, and Treasury. The size of the U.S. residential mortgage market is affected by many factors, including changes in interest rates, home ownership rates, home prices, the supply of housing and lender preferences regarding credit risk and borrower preferences regarding mortgage debt. The amount of residential mortgage debt available for us to purchase and the mix of available loan products are also affected by several factors, including the volume of mortgages meeting the requirements of our charter, our own preference for credit risk reflected in our purchase standards and the mortgage purchase and securitization activity of other financial institutions. We operate our business solely in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets other than financial instruments in geographic locations outside the United States and its territories.
In addition to the directives given to us by our Conservator, our charter forms the framework for our business activities, the initiatives we bring to market and the services we provide to the nation’s residential housing and mortgage industries. Our charter also determines the types of mortgage loans that we are permitted to purchase. Our statutory mission as defined in our charter is to:

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
Our charter does not permit us to originate mortgage loans or lend money directly to consumers in the primary mortgage market. We provide liquidity, stability and affordability to the U.S. housing market primarily by providing our credit guarantee for residential mortgages originated by mortgage lenders. We use mortgage securitization as an integral part of our activities. In certain circumstances, we also provide our guarantee without securitization of the related assets (we refer to these transactions as other guarantee commitments).
Our charter limits our purchases of single-family loans to the conforming loan market. The conforming loan market is defined by loans originated with UPBs at or below limits determined annually based on changes in FHFA’s housing price index, a method established and maintained by FHFA for determining the national average single-family home price. Since 2006, the base conforming loan limit for a one-family residence has been set at $417,000, and higher limits have been established in certain “high-cost” areas (currently, up to $625,500 for a one-family residence). Higher limits also apply to two- to four-family residences and for mortgages secured by properties in Alaska, Guam, Hawaii, and the U.S. Virgin Islands. For more

8	Freddie Mac

information, see “Regulation and Supervision — Legislative and Regulatory Developments — FHFA Request for Public Input on Proposed Gradual Decrease of Loan Limits.”
Our charter generally prohibits us from purchasing first-lien single-family mortgages if the outstanding UPB of the mortgage at the time of our purchase exceeds 80% of the value of the property securing the mortgage unless we have one of the following credit protections:

•	mortgage insurance on the portion of the UPB of the mortgage that exceeds 80%;

•	a seller’s agreement to repurchase or replace any mortgage that has defaulted; or

•	retention by the seller of at least a 10% participation interest in the mortgage.
Our charter requirement for credit protection on mortgages with LTV ratios greater than 80% does not apply to multifamily mortgages or to mortgages that have the benefit of any guarantee, insurance or other obligation by the U.S. or any of its agencies or instrumentalities (e.g., the FHA, the VA or the USDA Rural Development). Additionally, as part of HARP, we purchase single-family mortgages that refinance borrowers whose mortgages we currently own or guarantee without obtaining additional credit enhancement in excess of that already in place for any such loan, even if the LTV ratio of the new loan is above 80%.
Under our charter, our mortgage purchase operations are confined, so far as practicable, to mortgages that we deem to be of such quality, type and class as to meet generally the purchase standards of other private institutional mortgage investors. This is a general marketability standard.
Overview of the Mortgage Securitization Process
Mortgage securitization is a process by which we purchase mortgage loans that lenders originate, and pool these loans into mortgage-related securities that are sold in global capital markets, generating proceeds that support future loan origination activity by lenders. The primary Freddie Mac guaranteed mortgage-related security is the single-class PC. We also aggregate and resecuritize mortgage-related securities that are issued by us, other GSEs, HFAs, or private (non-agency) entities, and issue other single-class and multiclass mortgage-related securities to third-party investors.
The following diagram illustrates how we support mortgage market liquidity when we create PCs through mortgage securitizations. These PCs can be sold to investors or held by us or our lender customers.
Mortgage Securitizations
In general, for single-family loans, the securitization and Freddie Mac guarantee process works as follows: (a) a lender originates a mortgage loan to a borrower purchasing a home or refinancing an existing mortgage loan; (b) we purchase the loan from the lender and place it with other mortgages into a security that is sold to investors (this process is referred to as “pooling”); (c) the lender may then use the proceeds from the sale of the loan or security to originate another mortgage loan; (d) we provide a credit guarantee (for a fee) to those who invest in the security; (e) the borrower’s monthly payment of mortgage principal and interest (net of a servicing fee and our management and guarantee fee) is passed through to the investors in the security; and (f) if the borrower stops making monthly payments - because a family member loses a job, for example - we step in and, pursuant to our guarantee, make the applicable payments to investors in the security. In the event a borrower defaults on the mortgage, our servicer works with the borrower to find a solution to help them stay in the home, or sell the property and avoid foreclosure, through our many different workout options. If this is not possible, we ultimately foreclose and sell the home.

9	Freddie Mac

We issue mortgage-related securities in the form of PCs, REMICs and Other Structured Securities, and Other Guarantee Transactions. Each of these types of mortgage-related securities is discussed below.
PCs
Our PCs are single-class pass-through securities that represent undivided beneficial interests in trusts that hold pools of mortgages we have purchased. For our fixed-rate PCs, we guarantee the timely payment of principal and interest. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying mortgage loans. We also guarantee the full and final payment of principal for ARM PCs; however, we do not guarantee the timely payment of principal on ARM PCs. We issue most of our PCs in transactions in which our customers provide us with mortgage loans in exchange for PCs. We refer to these transactions as guarantor swaps.
We guarantee our PCs in exchange for compensation, which consists primarily of a combination of management and guarantee fees paid on a monthly basis as a percentage of the UPB of the underlying loans (referred to as base fees), and initial upfront payments (referred to as delivery fees). We may also make upfront payments to buy-up the monthly management and guarantee fee rate, or receive upfront payments to buy-down the monthly management and guarantee fee rate. These upfront payments are paid in conjunction with the formation of a PC to provide for a uniform coupon rate for the mortgage pool underlying the issued PC. The following diagram illustrates a guarantor swap transaction.
Guarantor Swap

We also issue PCs in transactions in which we purchase mortgage loans for cash and securitize them for sale to third parties. We often sell PCs in a “cash auction", as illustrated in the following diagram.
Cash Purchase Process and Securitization of PCs

Institutional and other fixed-income investors, including pension funds, insurance companies, securities dealers, money managers, REITs, and commercial banks, purchase our PCs. In recent years, the Federal Reserve has purchased significant amounts of mortgage-related securities issued by us, Fannie Mae and Ginnie Mae. These purchases, which are ongoing, have affected mortgage spreads and the demand for and values of our PCs. The Federal Reserve began to taper these purchases in January 2014, but no assurance can be given that the Federal Reserve will continue its current practices.
PCs differ from most other fixed-income securities in several ways. For example, and most significantly, single-family PCs can be partially or fully prepaid at any time. Homeowners have the right to prepay their mortgage at any time (known as the prepayment option), and homeowner mortgage prepayments are passed through to the PC holder. Consequently, mortgage-

10	Freddie Mac

related securities implicitly have a call option that significantly reduces the average life of the security from the contractual loan maturity. As a result, our PCs generally provide a higher nominal yield than certain other fixed-income products. In addition, in contrast to U.S. Treasury securities, PCs are not backed by the full faith and credit of the United States and are instead backed by interests in real estate, in addition to our own guarantee.
From time to time we undertake actions in an effort to support the liquidity and price performance of our PCs relative to comparable Fannie Mae securities through a variety of activities, including the resecuritization of PCs into REMICs and Other Structured Securities. Other strategies may include: (a) encouraging sellers to pool mortgages that they deliver to us into PC pools with a larger and more diverse population of mortgages; (b) influencing the volume and characteristics of mortgages delivered to us by tailoring our loan eligibility guidelines and other means; and (c) engaging in portfolio purchase and retention activities. See “Investments Segment — Market Presence and PC Support Activities” and “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for K Certificates.” for additional information about our efforts to support the liquidity and relative price performance of our PCs.
REMICs and Other Structured Securities
Our REMICs and Other Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. We create these securities (which can be single-class or multiclass types) primarily by using PCs or previously issued REMICs and Other Structured Securities as the underlying collateral.
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
REMICs and Other Structured Securities

We issue many of our REMICs and Other Structured Securities in transactions in which securities dealers or investors sell us mortgage-related assets or we exchange our own mortgage-related assets (e.g., PCs and REMICs and Other Structured Securities) for the REMICs and Other Structured Securities. The creation of REMICs and Other Structured Securities allows for setting differing terms for specific classes of investors, and our issuance of these securities can expand the range of investors in our mortgage-related securities to include those seeking specific security attributes. For REMICs and Other Structured Securities that we issue to third parties, we typically receive a transaction, or resecuritization, fee. This transaction fee is compensation for facilitating the transaction, as well as future administrative responsibilities.

11	Freddie Mac

Other Guarantee Transactions
We also issue mortgage-related securities to third parties in exchange for non-Freddie Mac mortgage-related securities. We refer to these as Other Guarantee Transactions. The non-Freddie Mac mortgage-related securities are transferred to trusts that were specifically created for the purpose of issuing securities, or certificates, in the Other Guarantee Transactions.
Other Guarantee Transactions can generally be segregated into two different types. In one type, we purchase only senior tranches from a non-Freddie Mac senior-subordinated securitization, place the senior tranches into securitization trusts, and issue Other Guarantee Transaction certificates guaranteeing the principal and interest payments on those certificates. In this type of transaction, our credit risk is reduced by the structural credit protections from the related subordinated tranches, which we do not issue or guarantee. In the second type, we purchase single-class pass-through securities, place them in securitization trusts, and issue Other Guarantee Transaction certificates guaranteeing the principal and interest payments on those certificates. Our Other Guarantee Transactions backed by single-class pass-through securities do not benefit from structural or other credit enhancement protections.
Although Other Guarantee Transactions generally have underlying mortgage loans with varying risk characteristics, we do not issue tranches that have concentrations of credit risk beyond those embedded in the underlying assets, as all cash flows of the underlying collateral are passed through to the holders of the securities and there are no economic residual interests in the securitization trusts. Additionally, there may be other credit enhancements and structural features retained by the seller that provide credit protection to our interests, and reduce the likelihood that we will have to perform under our guarantee of the senior tranches. In exchange for providing our guarantee, we receive a management and guarantee fee and/or other delivery fees.
Our primary Other Guarantee Transactions are multifamily K Certificates. In substantially all of these transactions, we guarantee only the most senior tranches of the securities, and as a result, the expected credit risk associated with these loans is sold in subordinated tranches to third-party investors. We do not issue or guarantee the subordinate tranches, which are considered CMBS. However, we may purchase a portion of either the guaranteed certificates or the unguaranteed CMBS, based on market conditions.
The following diagram provides an example of our K Certificate transactions.
K Certificate Transaction
In 2009 and 2010, we entered into transactions under Treasury’s NIBP with HFAs, for the partial guarantee of certain single-family and multifamily HFA bonds, which were Other Guarantee Transactions with significant credit enhancement provided by Treasury. The securities issued by us pursuant to the NIBP were purchased by Treasury. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative” for further information.
For information about the amount of mortgage-related securities we have issued, see “Table 33 — Freddie Mac Mortgage-Related Securities.” For information about the relative performance of mortgages underlying these securities, see “MD&A — RISK MANAGEMENT — Credit Risk.”
Our Business Segments
Our operations consist of three reportable segments, which are based on the type of business activities each performs: Single-family Guarantee, Investments, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.
We evaluate segment performance and allocate resources based on a Segment Earnings approach. For more information on our segments, including financial information, see “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings” and “NOTE 13: SEGMENT REPORTING.”

12	Freddie Mac

Single-Family Guarantee Segment
In our Single-family Guarantee segment, we purchase and guarantee single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees.
Single-Family Mortgage Market
The U.S. residential mortgage market consists of a primary mortgage market that links homebuyers and lenders (i.e., our sellers) and a secondary mortgage market that links lenders and investors. We participate in the secondary mortgage market primarily by purchasing mortgage loans and mortgage-related securities and by issuing guaranteed mortgage-related securities. In the Single-family Guarantee segment, we purchase and securitize “single-family mortgages,” which are mortgages that are secured by one- to four-family properties.
The terms of single-family mortgage loans that we purchase or guarantee allow borrowers to prepay these loans, thereby allowing borrowers to refinance their loans when mortgage rates decline. Because of the nature of long-term, fixed-rate mortgage loans, borrowers with these mortgage loans are protected against rising interest rates, but are able to take advantage of declining rates through refinancing. When a borrower prepays a mortgage loan that we have securitized, the outstanding balance of the security owned by investors is reduced by the amount of the prepayment. Unscheduled reductions in loan principal, regardless of whether they are voluntary or involuntary, result in prepayments of security balances. Consequently, the owners of our guaranteed securities are subject to prepayment risk on the related mortgage loans, which is primarily the risk that the investor will receive an unscheduled early return of the principal, and therefore may not earn the rate of return originally expected on the investment.
Our Customers
Our customers in the Single-family Guarantee segment are predominantly lenders and loan servicers in the primary mortgage market that originate mortgages for homeowners and service these loans for us. These companies include mortgage banking companies, commercial banks, community banks, credit unions, HFAs, and thrift institutions. Many of these companies perform both roles for us as seller/servicers. In addition, we view investors and dealers in our guaranteed mortgage-related securities and STACR debt notes as customers.
We acquire a significant portion of our mortgages from several lenders that are among the largest mortgage loan originators in the U.S. During 2013, two mortgage lenders, Wells Fargo Bank, N.A and JPMorgan Chase Bank, N.A., each accounted for 10% or more of our single-family mortgage purchase volume and together accounted for approximately 30% of our single-family mortgage purchase volume. Our top ten lenders accounted for approximately 64% and 73% of our single-family mortgage purchase volume during 2013 and 2012, respectively.
We do not have our own mortgage loan servicing operation. Instead, our customers perform the primary servicing function on our loans on our behalf. A significant portion of our single-family mortgage loans is serviced by several of our large customers. For additional information about our relationships with our customers, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-Family Mortgage Seller/Servicers.”
Our Competition
Historically, the principal competitors of our Single-family Guarantee segment have been Fannie Mae, Ginnie Mae (with FHA/VA), and other financial institutions that retain or securitize mortgages, such as commercial and investment banks, dealers, and thrift institutions. Since 2008, most of our non-GSE competitors have ceased their securitization business or severely curtailed these activities relative to their previous levels. However, in recent periods, many of our non-GSE competitors that ceased securitization activity have continued to originate or purchase single-family loans and began to hold them on their balance sheets as investments rather than securitize them with the GSEs. We compete on the basis of price, products, the structure of our securities, and service. Competition to acquire single-family mortgages can also be significantly affected by changes in our credit standards.
The conservatorship, including direction provided to us by our Conservator, may affect our ability to compete. FHFA has required that we and Fannie Mae adopt uniform approaches in a number of areas. For more information, see “RISK FACTORS — Conservatorship and Related Matters — Competition from banking and non-banking companies, as well as efforts by FHFA to reduce the GSEs' dominance in the marketplace, may harm our business."
Guarantee Fees and Contractual Arrangements
We enter into mortgage loan purchase volume agreements with many of our single-family customers that outline the terms under which we agree to purchase loans from them. Some of these agreements, however, require the lenders to deliver to us a minimum percentage of their total sales of conforming loans. These agreements include specified pricing schedules for our management and guarantee fees that are negotiated at the outset of the contract. For the majority of the mortgages we purchase, however, the management and guarantee fees are not specified contractually. Instead, we bid for some or all of the lender's mortgage loan volume on a monthly basis at a management and guarantee fee rate that we specify.

13	Freddie Mac

Our mortgage loan purchase volumes from individual customers can fluctuate significantly. If a mortgage lender fails to meet its contractual commitment, we have a variety of contractual remedies, which may include the right to assess certain fees. Our mortgage loan purchase contracts contain no penalty or liquidated damages clauses based on our inability to take delivery of presented mortgage loans. However, if we were to fail to meet our contractual commitment, we could be deemed to be in breach of our contract and could be liable for damages in a lawsuit. For agreements that include specified management and guarantee fees, we can change such fees at our discretion, with notice. However, the lenders generally have the option to terminate these agreements when changes to our fees occur, unless the fee changes are broad-based as defined in the agreements.
We seek to issue guarantees with fee terms that we believe are commensurate with the risks assumed and that will, over the long-term: (a) provide management and guarantee fee income that exceeds our anticipated credit-related and administrative expenses on the underlying loans; and (b) provide a return on the capital that would be needed to support the related credit risk. To compensate us for higher levels of risk in some mortgage products, we charge upfront delivery fees above the base management and guarantee fee, which are calculated based on credit risk factors such as the mortgage product type, loan purpose, LTV ratio and other loan or borrower characteristics. Historically, we have varied our guarantee and delivery fee pricing for different customers, mortgage products, and mortgage or borrower underwriting characteristics based on our assessment of credit risk and loss mitigation related to single-family loans, as well as other factors.
We implemented several increases in delivery fees in recent years that are applicable to single-family mortgage loans with certain higher-risk loan characteristics. Certain of these fee increases do not apply to relief refinance mortgages with LTV ratios greater than 80% and with settlement dates on or after July 1, 2011. We have established maximum limits on the amount of delivery fees that are imposed for relief refinance mortgages, regardless of the LTV ratio of the loan.
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
In December 2013, FHFA announced a number of additional changes to our (and Fannie Mae's) guarantee fee rates that were scheduled to become effective in March and April of 2014. In January 2014, FHFA announced that it was delaying the implementation of these changes.
Securitization Activities
We primarily issue and guarantee PCs, and REMICs and Other Structured Securities. Except for our participation in the NIBP, we have not completed an Other Guarantee Transaction in our Single-family Guarantee segment in several years. See "Our Business — Overview of the Mortgage Securitization Process” for additional information about our securitization activities.
Single-Family PC Trust Documents
We establish trusts for all of our issued PCs pursuant to our PC master trust agreement. In accordance with the terms of our PC trust documents, we have the option, and in some instances the requirement, to remove specified mortgage loans from the applicable trust. To remove these loans, we pay the trust an amount equal to the current UPB of the mortgage loan, less any outstanding advances of principal that have been distributed to PC holders. Our payments to the trust are distributed to the PC holders at the next scheduled payment date.
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

•	if a borrower exercises its option to convert the interest rate from an adjustable-rate to a fixed-rate on a convertible ARM; and

•	in the case of balloon-reset loans, shortly before the mortgage reaches its scheduled balloon-reset date.

14	Freddie Mac

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
Underwriting Requirements and Quality Control Standards
We use a process of delegated underwriting for the single-family mortgage loans we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage eligibility and underwriting standards, and the seller/servicers represent and warrant to us that the mortgage loans sold to us meet these standards. In our contracts with individual seller/servicers, we may waive or modify selected underwriting standards. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using a number of critical risk characteristics, including, but not limited to, the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments (or DTI), the original LTV ratio, the type of mortgage product, the property type and market value, and the occupancy type of the loan. Our single-family loans are generally underwritten with a requirement for a maximum original LTV ratio of 95% (excluding jumbo conforming, cash-out refinance, and HARP mortgages). We prescribe maximum LTV ratio limits of 80% for cash-out refinance loans and 90% for jumbo conforming mortgages.
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
The majority of our single-family mortgage purchase volume is evaluated using automated underwriting software, either our proprietary software (Loan Prospector), the seller/servicers’ own software, or Fannie Mae’s proprietary software. The percentage of our single-family mortgage purchase volume (acquired under purchase volume agreements and excluding HARP and other relief refinance loans) evaluated by the loan originator using Loan Prospector prior to being purchased by us was 45% and 55% during 2013 and 2012, respectively. Beginning in 2009, we added a number of additional credit standards for loans evaluated by other underwriting software to improve the quality of loans we purchase that are evaluated using such other software. In addition, we monitor the performance of loans delivered to us that were underwritten using underwriting software other than Loan Prospector to determine whether the performance is in line with our risk tolerance.
As part of our quality control process, we review the underwriting documentation for certain loans we have purchased for compliance with our standards. In recent years, we have worked actively with our seller/servicers to improve loan underwriting quality. We give our seller/servicers an opportunity to appeal ineligible loan determinations in response to our request for the repurchase of the loan. For the last two years, we have required certain of our larger seller/servicers to maintain ineligible loan rates below a stated threshold (generally 5%), with financial consequences for non-compliance. In addition, for all of our largest seller/servicers, we actively manage the current quality of loan originations by providing monthly communications regarding loan defect rates and the causes of those defects as identified in our performing loan quality control sampling reviews. If necessary, we work with seller/servicers to develop an appropriate plan of corrective action.
Through 2012, for loans with identified underwriting deficiencies, we required either immediate repurchase or allowed performing loans to remain in our portfolio subject to our continued right to issue a repurchase request to the seller at a later date. Depending on our evaluation of counterparty financial strength, certain sellers are eligible for repurchase alternatives, including recourse and indemnification. In 2013, we entered into a number of agreements with our sellers to release certain pools of loans from certain repurchase obligations associated with underwriting deficiencies in exchange for a one-time cash payment.

15	Freddie Mac

At the direction of FHFA, we and Fannie Mae revised our representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. Under this new framework, lenders are relieved of certain seller's repurchase obligations for loans that meet specific payment requirements. This includes, subject to certain exclusions, loans with 36 months (12 months for relief refinance mortgages) of consecutive, on-time payments after we purchase them.
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
Additionally, we use tools and available data to help us identify potentially defective loans prior to purchasing them. The changes to the representation and warranty process are key elements of the seller/servicer contract harmonization project that supported FHFA’s strategic plan for the Freddie Mac and Fannie Mae conservatorships announced in 2012.
In addition to representations and warranties for underwriting, our seller/servicers are required to service loans in accordance with our guidelines. Similar to seller violations, we can require servicers to repurchase loans or provide alternative remedies in the case of servicing violations. For certain servicing violations, we typically first issue a notice of defect and allow the servicer a period of time to correct the problem. If the servicing violation is not corrected, we then may issue a repurchase request. For breaches of servicing violations related to loans that have proceeded through foreclosure and REO sale or other workouts (e.g. short sales), we will accept reimbursement for realized credit losses in lieu of repurchase.
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
We executed three transactions during 2013 that provide us with partial credit protection on certain groups of loans in our New single-family book. These transactions are intended to shift mortgage credit risk from us to private investors. The transactions include two structured agency credit risk (STACR) debt note transactions in which we issued unsecured debt securities that reduced our exposure to credit risk, as illustrated below:

16	Freddie Mac

Risk Transfer - STACR® (Debt Issuance)
STACR debt notes allow us to transfer a mezzanine loss position on recently acquired single-family mortgage loans to third parties that invest in the issued notes. In a STACR debt note transaction, we create a reference pool consisting of recently acquired single-family mortgage loans. We then create a hypothetical securitization structure with notional credit risk positions, or tranches (e.g., first loss, mezzanine, and senior). We issue STACR debt notes (which relate to the mezzanine loss position) to investors. We are obligated to make payments of principal and interest on the STACR debt notes. The principal balance of the STACR debt notes is reduced when certain specified credit events (such as a loan becoming 180 days delinquent) occur on the loans in the reference pool. In turn, this may reduce the total amount of payments we ultimately make on the STACR debt notes. However, principal reductions will first occur on the first loss position (which is retained by us) until it is fully reduced before the STACR debt notes begin participating in reductions to the principal balances. The interest rate on STACR debt is generally higher than on our other unsecured debt securities due to the potential for reductions to its principal balance.
In 2013, we also executed a second type of risk transfer transaction in which we purchased an insurance policy on a portion of the mezzanine loss position that was not issued in the first STACR debt transaction. Under this insurance policy, we pay monthly premiums that are determined based on the outstanding balance of the STACR debt reference pool and we receive compensation upon the occurrence of specified credit events (such as a loan becoming 180 days delinquent) up to an aggregate limit determined in the contract.
Our use of certain types of credit enhancements to reduce our exposure to mortgage credit risk generally increases our exposure to institutional credit risk. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio, including information about our mortgage loan insurers.
Single-Family Loan Workouts and the MHA Program
Loan workout activities are a key component of our loss mitigation strategy for managing and resolving troubled assets and lowering credit losses. Our single-family loss mitigation strategy emphasizes early intervention by servicers in delinquent mortgages and provides alternatives to foreclosure. Our single-family loss mitigation activities include providing our single-family servicers with default management programs designed to help them manage non-performing loans more effectively and to assist borrowers in maintaining home ownership where possible, or facilitate foreclosure alternatives when continued homeownership is not an option. We require our single-family seller/servicers to first evaluate problem loans for a repayment or forbearance plan before considering modification. If a borrower is not eligible for a modification, our seller/servicers pursue other workout options before considering foreclosure.
Our loan workouts include:

•
Forbearance agreements, where reduced payments or no payments are required during a defined period, generally less than one year. They provide additional time for the borrower to return to compliance with the original terms of the

17	Freddie Mac

mortgage or to implement another loan workout. During 2013, the average time period granted for completed short-term forbearance agreements was between two and three months.

•
Repayment plans, which are contractual plans to make up past due amounts. These plans assist borrowers in returning to compliance with the original terms of their mortgages. During 2013, the average time period granted for completed repayment plans was between two and six months.

•
Loan modifications, which may involve changing the terms of the loan, or adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, or a combination of both. During 2013, we granted principal forbearance but did not utilize principal forgiveness for our loan modifications. Principal forbearance is a change to a loan’s terms to designate a portion of the principal as non-interest-bearing and non-amortizing. A borrower may only receive one HAMP modification; however, a loan may generally be modified twice (although only once during a 12 month period) under our standard loan modification program or once under our streamlined modification program. However, we reserve the right to approve additional non-HAMP loan modifications to the same borrower, based on the borrower’s individual facts and circumstances.

•	Short sale and deed in lieu of foreclosure transactions.
We participate in the MHA Program, which is designed to help in the housing recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts, and set market standards. Participation in the MHA Program is an integral part of our mission of providing stability to the housing market. Through our participation in this program, we help borrowers maintain home ownership. Some of the key initiatives of this program include HAMP and HARP, which are discussed below. See “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program" for additional information about our loan workout activities, as well as HARP and our relief refinance mortgage initiative.
Home Affordable Modification Program
Under this program, we offer loan modifications to financially struggling homeowners with mortgages on their primary residences that reduce the monthly principal and interest payments on their mortgages. HAMP requires that each borrower complete a trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. Trial periods are required to be at least three months. After the final trial-period payment is received by our servicer, the borrower and the servicer will enter into the modification. HAMP is available for loans originated on or before January 1, 2009. The program is scheduled to end with trial period plan effective dates on or before March 1, 2016 and modification effective dates on or before September 1, 2016.
The guidelines for HAMP were revised effective June 1, 2010 to address certain underwriting issues experienced in the beginning of the program. Since that date, we have experienced a significantly better modification completion rate under the program. When a borrower’s trial period is canceled, the loan is considered for our other workout activities.
HAMP includes the following features:

•
Under HAMP, the goal is to reduce the borrower’s monthly mortgage payments to 31% of gross monthly income, which may be achieved through a combination of methods, including interest rate reductions, term extensions, and principal forbearance. Although HAMP allows the use of principal reduction to achieve reduced payments for borrowers, we have only used forbearance and have not used principal reduction in modifying our loans.

•
Borrowers whose loans are modified through HAMP accrue monthly incentive payments (in the form of credits) that are applied annually to reduce up to $1,000 of their principal per year, for five years, as long as they are making timely payments under the modified loan terms. Servicers are paid incentive fees for each completed HAMP modification. We bear the costs of borrower incentive payments and servicer incentive fees for our HAMP loans, without reimbursement of such costs from Treasury.

We are the compliance agent for Treasury for certain foreclosure avoidance activities under HAMP by mortgage holders other than Freddie Mac and Fannie Mae. Among other duties, as the program compliance agent, we conduct examinations and review servicer compliance with the published requirements for the program.
Non-HAMP Modifications
Similar to HAMP, our non-HAMP standard loan modification initiative also requires a three-month trial period. The standard modification offers eligible borrowers an extension of the loan’s term to 480 months and a fixed interest rate. Similar to HAMP modifications, servicers are paid incentive fees for each completed non-HAMP modification. Unlike with HAMP modifications, our non-HAMP standard modification does not provide for borrower incentive payments.
In March 2013, as part of the servicing alignment initiative, we announced a new streamlined modification initiative, which provides an additional modification opportunity to certain borrowers who are at least 90 (but not more than 720) days delinquent. Borrowers are not required to apply for assistance or provide income or hardship documentation. This modification requires a three-month trial period and offers eligible borrowers the same mortgage terms as the non-HAMP standard

18	Freddie Mac

modification. This initiative was implemented in July 2013 (with earlier adoption permitted), and is scheduled to end in December 2015.
Relief Refinance Mortgage Initiative and the Home Affordable Refinance Program
Our relief refinance opportunities, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), are a significant part of our effort to keep families in their homes. Our relief refinance initiative began in 2009 and is designed to provide eligible homeowners an opportunity to refinance their mortgage without obtaining new mortgage insurance in excess of what was already in place. Our relief refinance initiative enables us to assist homeowners by making their mortgage payments more affordable by employing one or more of the following changes: (a) a reduction in payment; (b) a reduction in interest rate; (c) movement to a more stable mortgage product type (i.e., from an adjustable-rate mortgage to a fixed-rate mortgage); or (d) a reduction in amortization term.
The relief refinance mortgage initiative, including HARP, originally permitted eligible borrowers with Freddie Mac mortgages (that were originated on or before May 31, 2009) and LTVs up to 125% to refinance their mortgages. We implemented a number of changes to HARP and the relief refinance mortgage initiative in late 2011 and during 2012. These changes included: (a) removing the 125% LTV ratio ceiling for fixed-rate mortgages; and (b) relieving the lenders of certain representations and warranties on the original mortgage being refinanced. In addition, in April 2013, we extended HARP to December 31, 2015, at the direction of FHFA.
Relief refinance mortgages (including HARP loans) generally present higher risk to us than other refinance loans we have purchased since 2009. However, relief refinance mortgages (including HARP loans) generally have performed better than loans with similar characteristics remaining in our single-family credit guarantee portfolio that were originated prior to 2009. For more information, see “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program — Relief Refinance Mortgage Initiative and Home Affordable Refinance Program.”
Servicing Alignment Initiative
Under the servicing alignment initiative, we made a number of changes to our single-family loan workout activities to align with Fannie Mae, including the non-HAMP standard loan modification and the streamlined modification initiatives, a new standard short sale process (implemented in late 2012) and a new deed in lieu of foreclosure process (implemented in early 2013). During 2013, we and Fannie Mae further aligned certain standards for servicing non-performing loans owned or guaranteed by the companies pursuant to the FHFA-directed servicing alignment initiative. We believe that the servicing alignment initiative will continue to: (a) change, among other things, the way servicers communicate and work with troubled borrowers; (b) bring greater consistency and accountability to the servicing industry; and (c) help more distressed homeowners avoid foreclosure. We have provided standards to our servicers under this initiative that require them to initiate earlier and more frequent communication with delinquent borrowers, employ consistent requirements for collecting documents from borrowers, and follow consistent timelines for responding to borrowers and for processing foreclosures.
Under these new servicing standards, we pay various incentives to servicers for completing workouts of problem loans. We also assess compensatory fees if servicers do not achieve certain benchmarks with respect to servicing delinquent loans. Incentive fees paid to servicers and compensatory fees received from servicers are recorded in other expenses and other income, respectively, within our consolidated statements of comprehensive income. These incentives may result in our payment of increased fees to our seller/servicers, the cost of which may be partially mitigated by the compensatory fees paid to us by our servicers that do not perform as required.
For more information regarding credit risk, see “MD&A — RISK MANAGEMENT — Credit Risk,” “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES,” and “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS.”
Investments Segment
The Investments segment reflects results from three primary activities: (a) managing the company’s mortgage-related investments portfolio, excluding Multifamily segment investments; (b) managing the treasury function, including funding and liquidity, for the overall company; and (c) managing interest-rate risk for the overall company.
Management of the company’s mortgage-related investments portfolio, excluding investments held by the Multifamily segment, primarily consists of:

•
Managing agency mortgage-related securities, including PCs and REMICs, issued by Freddie Mac, Fannie Mae, and Ginnie Mae. Our activities may include outright purchases and sales, dollar roll transactions, and structuring existing agency securities into REMICs and selling some or all of the tranches.

•
Managing single-family performing loans obtained through our cash purchase program. We purchase loans from lenders for cash and, in conjunction with the single-family business, securitize the majority of these loans into Freddie Mac agency securities that may be sold to dealers or investors or retained in our mortgage investments portfolio as agency securities.

19	Freddie Mac

•	Managing single-family re-performing loans and performing modified loans. This includes securitizing loans, and could include selling loans or other disposition strategies in the future.

•
Managing single-family delinquent loans along with the single-family business. This includes removing seriously delinquent loans from PC pools and could include selling loans, securitizing loans, or other disposition strategies in the future.

•	Reducing the overall balance of our holdings of non-agency mortgage-related securities through liquidations and sales, subject to a variety of constraints, including market conditions.
Managing the treasury function, including funding and liquidity, for the overall company primarily consists of funding the company’s investments in mortgage loans, mortgage-related securities and other assets and its business activities, primarily through the issuance of short-term and long-term unsecured debt. We maintain a liquidity and contingency portfolio of cash and non-mortgage investments for short-term liquidity management.
Managing interest-rate risk for the overall company primarily consists of using derivatives, primarily interest-rate swaps and options, and unsecured debt to manage the interest rate exposure of the company’s mortgage-related investments portfolio, including investments held by the Multifamily segment. In addition to hedging the interest-rate risk of this portfolio, the Investments segment manages the buy-ups and float that are generated from the Single-family Guarantee segment after initial loan acquisition.
Our Customers
Within our core business, our unsecured debt securities are initially purchased by dealers and redistributed to their customers, including insurance companies, money managers, central banks, depository institutions, and pension funds. Our customers under our mortgage loan cash purchase program are a variety of lenders, as discussed in “Single-Family Guarantee Segment — Our Customers.”
Our Competition
Our competitors are firms that invest in mortgage-related assets, purchase mortgage loans, and issue corporate debt. As a result, we have a variety of principal competitors, including Fannie Mae, REITs, supranationals (international institutions that provide development financing for member countries), commercial and investment banks, dealers, thrift institutions, insurance companies, and the FHLBs.
Market Presence and PC Support Activities
From time to time, we may undertake various activities in an effort to support: (a) our presence in the agency securities market; or (b) the liquidity and price performance of our PCs relative to comparable Fannie Mae securities. These activities may include the purchase and sale of agency securities, purchases of loans, and dollar roll transactions, as well as the issuance of REMICs and Other Structured Securities. Depending upon market conditions, there may be substantial variability in any period in the total amount of securities we purchase or sell. In some cases, purchasing or selling agency securities could adversely impact our security performance. While we may employ a variety of strategies in an effort to support the liquidity and price performance of our PCs and may consider additional strategies, any such strategies may fail or adversely affect our business or we may cease such activities if deemed appropriate. For more information about our efforts to support the liquidity and relative price performance for PCs, see “Our Business — Overview of the Mortgage Securitization Process.”
We incur costs in connection with our efforts to support our presence in the agency securities market or the liquidity and price performance of our PCs, including engaging in transactions that yield less than our target rate of return. We may increase, reduce or discontinue these or other related activities at any time, which could affect our market presence or the liquidity and price performance of our PCs. For more information, see “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for K Certificates.”
Multifamily Segment
Our Multifamily segment provides liquidity to the multifamily market and supports a consistent supply of affordable rental housing by purchasing and securitizing mortgage loans secured by properties with five or more units. The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Our primary business model is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. With this model, we utilize securitization to substantially reduce our credit risk while providing liquidity to the multifamily market. Historically, we were primarily a buy and hold investor in multifamily mortgage assets (both loans held for investment and investment securities, primarily CMBS), but while these legacy investments continue to be significant, we have not focused on this investment strategy since 2009.
The multifamily property market is affected by local and regional economic factors, such as employment rates, construction cycles, preferences for homeownership versus renting, and relative affordability of single-family home prices, all of which influence the supply and demand for multifamily properties and pricing for apartment rentals. Our multifamily loan

20	Freddie Mac

volume is largely sourced through established institutional channels where we are generally providing post-construction financing to larger apartment project operators with established performance records.

Our underwriting decisions are largely based on the assessment of the property’s ability to provide rents that will generate sufficient operating cash flows to support payment of debt service obligations (both principal and interest) as measured by the expected DSCR and the loan amount relative to the value of the property as measured by the LTV ratio. Multifamily mortgages generally are without recourse to the borrower (i.e., the borrower is not liable for any deficiency remaining after foreclosure and sale of the property), except in the event of fraud or certain other specified types of default. Therefore, repayment of the mortgage depends on the ability of the underlying property to generate cash flows sufficient to cover the related debt obligations. That, in turn, depends on conditions in the local rental market, local and regional economic conditions, the physical condition of the property, the quality of property management, and the level of operating expenses.
Our Customers
We acquire our multifamily mortgage loans from a network of approved seller/servicers. For 2013, our top two multifamily sellers, CBRE Capital Markets, Inc. and Berkadia Commercial Mortgage, LLC, each accounted for more than 10%, and together accounted for approximately 36%, of our multifamily new business volume. Our top 10 multifamily lenders represented an aggregate of approximately 77% of our multifamily purchase volume for 2013.
A significant portion of our multifamily mortgage loans are serviced by several of our large customers. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Seller/Servicers” for additional information.
Our Competition
In the Multifamily segment, we compete on the basis of: (a) price; (b) products, including our use of certain securitization structures; and (c) service. Our principal competitors are Fannie Mae, FHA, commercial and investment banks, CMBS conduits, dealers, thrift institutions, and life insurance companies.
Underwriting Requirements and Quality Control Standards
Our process and standards for underwriting multifamily mortgages differ from those used for single-family mortgages as we use a prior approval underwriting approach on loans we purchase or guarantee. With this approach, we maintain our credit discipline by completing our own underwriting and credit review for each newly-originated multifamily loan prior to purchasing it. This process includes review of third-party appraisals and cash flow analysis. Our underwriting standards focus on loan quality measurement based, in part, on the LTV ratio and DSCR. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower will be able to continue servicing its mortgage obligation. Our standards for multifamily loans specify maximum original LTV ratio and minimum DSCR that vary based on the loan characteristics, such as loan type (new acquisition or supplemental financing), loan term (intermediate or longer-term), and loan features (interest-only or amortizing, fixed- or variable-rate). Our multifamily loans are generally underwritten with requirements for a maximum original LTV ratio of 80% and a DSCR of greater than 1.25 (which for interest-only and partial interest-only loans is based on an assumed monthly payment that reflects amortization of principal). In certain circumstances, our standards for multifamily loans allow for certain types of loans to have an original LTV ratio over 80% and/or a DSCR of less than 1.25, typically where this will serve our mission and contribute to achieving our affordable housing goals. In addition to DSCR and LTV ratio, we consider other qualitative factors, such as borrower experience and the strength of the local market, in the credit decision we make on each loan.
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
We generally require multifamily seller/servicers to service mortgage loans they have sold to us in order to mitigate potential losses. This includes property monitoring tasks beyond those typically performed by single-family servicers. We are the master servicer for loans in our multifamily mortgage portfolio, except those we securitize (i.e., K Certificates) since we transfer the master servicing responsibilities to the trustees on behalf of the bondholders in accordance with the securitization and trust documents. For unsecuritized loans over $1 million in our portfolio, servicers must generally submit an annual assessment of the mortgaged property to us based on the servicer’s analysis of the property as well as the borrower’s quarterly financial statements. In situations where a borrower or property is in distress, the frequency of communications with the borrower may be increased. Because the activities of multifamily seller/servicers are an important part of our loss mitigation process, we rate their performance regularly and may conduct on-site reviews of their servicing operations in an effort to confirm compliance with our standards.
Loss Mitigation Activities
For loans for which we are the master servicer, if a borrower is in distress, we may offer a workout option to the borrower. For example, we may modify the terms of a multifamily mortgage loan (e.g., providing a short-term loan extension of up to 12

21	Freddie Mac

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
Securitization Activities
We primarily securitize mortgage loans through Other Guarantee Transactions (i.e., K Certificates) in our multifamily business. To a lesser extent, we provide guarantees of the payment of principal and interest on tax-exempt multifamily pass-through certificates backed by multifamily housing revenue bonds. These housing revenue bonds are collateralized by mortgage loans on low- and moderate-income multifamily housing developments. We refer to these transactions as Other Structured Securities. See “Our Business — Overview of the Mortgage Securitization Process” for additional information about our securitization activities.
From time to time, we may undertake various activities in an effort to support the liquidity of our K Certificates. These activities are similar to those described above in “Investments Segment — Market Presence and PC Support Activities.”
Other Guarantee Commitments
In certain circumstances, we provide our guarantee of mortgage-related assets held by third parties, in exchange for a management and guarantee fee, without our securitization of the related assets. For example, we guarantee the payment of principal and interest on certain tax-exempt multifamily housing revenue bonds secured by low- and moderate-income multifamily mortgage loans. In addition, during 2010 and 2009, we issued guarantees under the TCLFP on securities backed by HFA bonds as part of the HFA Initiative (certain of which are still outstanding). See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative” for further information.
Conservatorship and Related Matters
We have been operating under conservatorship, with FHFA acting as our Conservator, since September 6, 2008. The conservatorship and related matters have had a wide-ranging impact on us, including our management, business, financial condition and results of operations.
In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock. We refer to the Purchase Agreement and the warrant as the “Treasury Agreements.” By their terms, the Purchase Agreement, senior preferred stock and warrant will continue to exist even if we are released from the conservatorship. For a description of certain risks to our business relating to the conservatorship and Treasury Agreements, see “RISK FACTORS — Conservatorship and Related Matters.”
On February 21, 2012, FHFA sent to Congress a strategic plan for the next phase of the conservatorships of Freddie Mac and Fannie Mae. The plan outlined how FHFA, as Conservator, intends to guide us and Fannie Mae over the next few years, and identified the strategic goals of (a) building a new infrastructure for the secondary mortgage market; (b) gradually contracting Freddie Mac and Fannie Mae’s dominant presence in the marketplace while simplifying and shrinking their operations; and (c) maintaining foreclosure prevention activities and credit availability for new and refinanced mortgages. In March 2012, FHFA began instituting annual Conservatorship Scorecards that establish objectives, performance targets and measures, and provide the implementation roadmap for FHFA’s strategic plan.
We receive substantial support from Treasury and FHFA, as our Conservator and regulator, and are dependent upon their continued support in order to continue operating our business. This support includes our ability to access funds from Treasury under the Purchase Agreement, which is critical to: (a) keeping us solvent; (b) allowing us to focus on our primary business objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. In recent years, the Federal Reserve has purchased significant amounts of mortgage-related securities issued by us, Fannie Mae, and Ginnie Mae.
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
During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and to management to conduct business operations so that the company can continue to operate in the ordinary course. The directors serve on behalf of, and exercise authority as directed by, the Conservator. The Conservator retains the authority to withdraw or

22	Freddie Mac

revise its delegations of authority at any time. The Conservator also retained certain significant authorities for itself, and did not delegate them to the Board. For more information on limitations on the Board’s authority during conservatorship, see “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE — Authority of the Board and Board Committees.”
Because the Conservator succeeded to the powers, including voting rights, of our stockholders, who therefore do not currently have voting rights of their own, we have not held stockholders’ meetings (or prepared or provided proxy statements for the solicitation of proxies) since we entered into conservatorship, nor do we expect to do so while we are under conservatorship.
We describe the powers of our Conservator in further detail below under “Powers of the Conservator.”
Impact of Conservatorship and Related Actions on Our Business
We conduct our business subject to the direction of FHFA as our Conservator. While the conservatorship has benefited us through, for example, improved access to the debt markets because of the support we receive from Treasury, we are also subject to certain constraints on our business activities imposed by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement.
The Conservator continues to determine, and direct the efforts of the Board of Directors and management to address, the strategic direction for the company. While the Conservator has delegated certain authority to management to conduct business operations, many management decisions are subject to review and approval by FHFA and Treasury. In addition, management frequently receives directions from FHFA on various matters involving day-to-day operations.
Our current business objectives reflect direction we received from the Conservator (including the 2013 Conservatorship Scorecard). At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives but may not contribute to our profitability. Certain of these objectives are intended to help homeowners and the mortgage market and may help to mitigate future credit losses. However, some of our initiatives are expected to have an adverse impact on our near- and long-term financial results. In 2013, the Conservator required us to contract our presence in specific ways in the mortgage market and simplify our operations. The Conservator also stated that it is focusing on retaining value in the business operations of Freddie Mac and Fannie Mae, overseeing remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed. Given the important role the Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions and our public mission, we may be required to take additional actions that could have a negative impact on our business, operating results or financial condition, and thus could contribute to a need for additional draws under the Purchase Agreement.
For more information on the impact of conservatorship and our current business objectives, see "Executive Summary — Our Primary Business Objectives," "RISK FACTORS — Conservatorship and Related Matters — We are under the control of FHFA, and our business activities are subject to significant restrictions. We may be required to take actions that materially adversely affect our business and financial results," and "NOTE 2: CONSERVATORSHIP AND RELATED MATTERS."
Limits on Investment Activity and Our Mortgage-Related Investments Portfolio
Our mortgage-related investments portfolio consists of agency securities, single-family non-agency mortgage-related securities, CMBS, housing revenue bonds, and single-family and multifamily unsecuritized mortgage loans. Our ability to acquire and sell mortgage assets is significantly constrained by limitations under the Purchase Agreement and those imposed by FHFA. Under the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio is subject to a cap that decreases by 15% each year until the portfolio reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $553 billion as of December 31, 2013 and may not exceed $470 billion as of December 31, 2014. FHFA has indicated that such portfolio reduction targets should be viewed as minimum reductions and has encouraged us to reduce the mortgage-related investments portfolio at a faster rate than required, while indicating that the pace of reducing the portfolio may be moderated by conditions in the housing and financial markets.
In addition, the 2013 Conservatorship Scorecard included a goal to reduce the December 31, 2012 mortgage-related investments portfolio balance by selling 5%, or $15.7 billion in UPB, of mortgage-related assets (exclusive of agency securities, multifamily loans classified as held-for-sale, and single-family loans purchased for cash). We sold $16.8 billion of these assets and FHFA has stated that we met this scorecard goal for 2013. The reduction in the mortgage-related investments portfolio will result in a decline in income from this portfolio over time.
The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation.

23	Freddie Mac

Table 2 — Mortgage-Related Investments Portfolio(1)

	December 31, 2013	December 31, 2012
	(in millions)
Investments segment — Mortgage investments portfolio	$331,071	$375,924
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	37,726	53,333
Multifamily segment — Mortgage investments portfolio	92,227	128,287
Total mortgage-related investments portfolio	$461,024	$557,544

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.

(2)	Represents unsecuritized seriously delinquent single-family loans.
The UPB of our mortgage-related investments portfolio at December 31, 2013 was $461.0 billion, a decline of 17% compared to $557.5 billion at December 31, 2012. The reduction in UPB resulted primarily from liquidations (i.e., principal repayments) and is consistent with our efforts to reduce the size of our mortgage-related investments portfolio as described above.
We evaluate the liquidity of the assets in our mortgage-related investments portfolio based on two categories: (a) single-class and multiclass agency securities; and (b) assets that are less liquid than agency securities. Assets that we consider to be less liquid than agency securities include unsecuritized performing single-family mortgage loans, multifamily mortgage loans, CMBS, housing revenue bonds, unsecuritized seriously delinquent and modified single-family mortgage loans which we removed from PC trusts, and our investments in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans. Our less liquid assets collectively represented approximately 60% of the UPB of the portfolio at December 31, 2013, compared to 62% at December 31, 2012.
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
Under the GSE Act, the Conservator may take any actions it determines are necessary to put us in a safe and solvent condition and appropriate to carry on our business and preserve and conserve our assets and property. The Conservator’s powers include the ability to transfer or sell any of our assets or liabilities (subject to certain limitations and post-transfer notice provisions) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac securitization trust must be held by the Conservator for the beneficial owners of the trust and cannot be used to satisfy our general creditors.
We remain liable for all of our obligations relating to our outstanding debt and mortgage-related securities. FHFA has stated that our obligations will be paid in the normal course of business during the conservatorship.
Security Interests Protected; Exercise of Rights Under Qualified Financial Contracts
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

24	Freddie Mac

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
Purchase Agreement, Senior Preferred Stock, and Common Stock Warrant
Purchase Agreement
On September 7, 2008, we, through FHFA, in its capacity as Conservator, and Treasury entered into the Purchase Agreement. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, and August 17, 2012. Pursuant to the Purchase Agreement, on September 8, 2008 we issued to Treasury: (a) one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock; and (b) a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the warrant. The terms of the senior preferred stock and warrant are summarized in separate sections below. We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant. However, deficits in our net worth have made it necessary for us to make substantial draws on Treasury’s funding commitment under the Purchase Agreement. As a result, the aggregate liquidation preference of the senior preferred stock has increased from $1.0 billion as of September 8, 2008 to $72.3 billion at December 31, 2013. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all.
The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the initial commitment from Treasury to provide up to $100 billion (subsequently increased to $200 billion and further increased as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011, and 2012) in funds to us under the terms and conditions set forth in the Purchase Agreement. As of December 31, 2013, the amount of available funding remaining under the Purchase Agreement was $140.5 billion. This amount will be reduced by any future draws.

In addition to the issuance of the senior preferred stock and warrant, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury. Under the Purchase Agreement, the fee is to be determined in an amount mutually agreed to by us and Treasury with reference to the market value of Treasury’s funding commitment as then in effect. However, as long as the net worth sweep dividend provisions described below under "Senior Preferred Stock" remain in form and content substantially the same, no periodic commitment fee under the Purchase Agreement will be set, accrue or be payable. Treasury had previously waived the fee for all prior quarters.
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

25	Freddie Mac

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
Senior Preferred Stock
Shares of the senior preferred stock have a par value of $1, and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the Purchase Agreement (and any quarterly commitment fees that are not paid in cash to Treasury nor waived by Treasury) will be added to the liquidation preference of the senior preferred stock. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock in limited circumstances.
Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as and if declared by our Board of Directors. Through December 31, 2012, the senior preferred stock accrued quarterly cumulative dividends at a rate of 10% per year. However, under the August 2012 amendment to the Purchase Agreement, the fixed dividend rate was replaced with a net worth sweep dividend beginning in the first quarter of 2013. Under the net worth sweep dividend, our dividend obligation each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. For more information regarding our net worth sweep dividend, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS.”
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

26	Freddie Mac

Common Stock Warrant
The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise. The warrant may be exercised in whole or in part at any time on or before September 7, 2028.
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

These covenants generally also apply to our subsidiaries.
The Purchase Agreement also requires us to reduce the amount of mortgage assets we own, as described in "Limits on Investment Activity and our Mortgage-Related Investments Portfolio." Under the Purchase Agreement, we also may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. The mortgage asset and indebtedness limitations are determined without giving effect to the changes to the accounting guidance for transfers of financial assets and consolidation of VIEs, under which we consolidated our single-family PC trusts and certain of our Other Guarantee Transactions in our financial statements as of January 1, 2010.
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
The warrant we issued to Treasury includes, among others, the covenant that we may not, without the prior written consent of Treasury, permit any of our significant subsidiaries to issue capital stock or equity securities, or securities convertible into or exchangeable for such securities, or any stock appreciation rights or other profit participation rights to any person other than Freddie Mac or its wholly-owned subsidiaries.
Regulation and Supervision
In addition to our oversight by FHFA as our Conservator, we are subject to regulation and oversight by FHFA under our charter and the GSE Act, which was modified substantially by the Reform Act. We are also subject to certain regulation by other government agencies.
Federal Housing Finance Agency

27	Freddie Mac

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
In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons, including critical undercapitalization.
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
Capital Standards
FHFA suspended capital classification of us during conservatorship in light of the Purchase Agreement. The existing statutory and FHFA-directed regulatory capital requirements are not binding during the conservatorship. We continue to provide our submission to FHFA on minimum capital. These capital standards are described in "NOTE 18: REGULATORY CAPITAL." Under the GSE Act, FHFA has the authority to increase our minimum capital levels or to establish additional capital and reserve requirements for particular purposes.
In September 2013, FHFA released a final rule that will require FHFA-regulated entities to conduct annual stress tests to determine whether such companies have sufficient capital to absorb losses as a result of adverse economic conditions. Under the rule, Freddie Mac is required to: (a) conduct annual stress tests using scenarios specified by FHFA that reflect a minimum of three sets of economic and financial conditions (baseline, adverse, and severely adverse); and (b) beginning in 2014, publicly disclose the results of the stress test under the “severely adverse” scenario.
For additional information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Capital Resources, the Purchase Agreement, and the Dividend Obligation on the Senior Preferred Stock” and “RISK FACTORS — Legal and Regulatory Risks.”
New Products
The GSE Act requires the enterprises to obtain the approval of FHFA before initially offering any product (including new mortgage products), subject to certain exceptions. The GSE Act also requires us to provide FHFA with written notice of any new activity that we consider not to be a product. While FHFA has published an interim final rule on prior approval of new products, it has stated that permitting us to engage in new products is inconsistent with the goals of conservatorship and instructed us not to submit such requests under the interim final rule. This could have an adverse effect on our business and profitability in future periods.
Affordable Housing Goals
We are subject to annual affordable housing goals. In light of these housing goals, we may make adjustments to our mortgage loan sourcing and purchase strategies, which could potentially increase our credit losses. These strategies could include entering into some purchase and securitization transactions with lower expected economic returns than our typical transactions. We have at times relaxed some of our underwriting criteria to obtain goal-qualifying mortgage loans and made additional investments in higher risk mortgage loan products that we believed were more likely to serve the borrowers targeted by the goals, but have not done so to a significant extent since we entered into conservatorship. In February 2010, the then Acting Director of FHFA stated that FHFA does not intend for us to undertake uneconomic or high risk activities in support of the housing goals nor does it intend for the state of conservatorship to be a justification for withdrawing our support from these market segments.
If the Director of FHFA finds that we failed to meet a housing goal and that achievement of the housing goal was feasible, the GSE Act states that the Director may require the submission of a housing plan with respect to the housing goal for

28	Freddie Mac

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
Affordable Housing Goals for 2013 and 2014
FHFA’s affordable housing goals for Freddie Mac for 2013 and 2014 are set forth below. FHFA has not yet issued the affordable housing goals for 2015.
Table 3 — Affordable Housing Goals for 2013 and 2014

	Goals for 2013	Goals for 2014
Single-family purchase money goals (benchmark levels):
Low-income	23%	23%
Very low-income	7%	7%
Low-income areas(1)	21%	TBD
Low-income areas subgoal	11%	11%
Single-family refinance low-income goal (benchmark level)	20%	20%
Multifamily low-income goal (in units)	215,000	200,000
Multifamily low-income subgoal (in units)	50,000	40,000

(1)
FHFA will annually set the benchmark level for the low-income areas goal based on the benchmark level for the low-income areas subgoal, plus an adjustment factor reflecting the additional incremental share of mortgages for low- and moderate-income families in designated disaster areas in the three most recent years for which such data are available. For 2013, FHFA set the benchmark level at 21%.

We expect to report our performance with respect to the 2013 affordable housing goals in March 2014. At this time, based on preliminary information, we believe we met the single-family purchase money low-income areas subgoal, the single-family refinance low-income goal and both multifamily goals for 2013, but believe we failed to meet the FHFA benchmark level for the other single-family goals. In such cases, FHFA regulations allow us to achieve a goal if our qualifying share matches that of the market, as measured by the Home Mortgage Disclosure Act. Because the Home Mortgage Disclosure Act data for 2013 will not be released until September 2014, FHFA will not be able to make a final determination on our performance until that time. If we fail to meet both the FHFA benchmark level and the market level, we may enter into discussions with FHFA concerning whether these goals were infeasible under the terms of the GSE Act, due to market and economic conditions and our financial condition. We view the purchase of mortgage loans that are eligible to count toward our affordable housing goals to be a principal part of our mission and business and we are committed to facilitating the financing of affordable housing for low- and moderate-income families.
Duty to Serve Underserved Markets
The GSE Act establishes a duty for Freddie Mac and Fannie Mae to serve three underserved markets (manufactured housing, affordable housing preservation and rural areas) by developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low- and moderate-income families in those markets. Effective for 2010 and subsequent years, FHFA is required to establish a process for annually: (a) evaluating whether and to what extent Freddie Mac and Fannie Mae have complied with the duty to serve underserved markets; and (b) rating the extent of compliance.

29	Freddie Mac

In June 2010, FHFA published in the Federal Register a proposed rule regarding the duty of Freddie Mac and Fannie Mae to serve the underserved markets. FHFA has not yet issued a final rule. We cannot predict the content of any such final rule, or the impact that the final rule will have on our business or operations.
Affordable Housing Goals and Results for 2011 and 2012
In October 2013, FHFA informed us that it had reviewed our performance with respect to the affordable housing goals for 2012, and determined that we achieved all of our housing goals.
Our housing goals and results for 2011 and 2012 are set forth in the table below.
Table 4 — Affordable Housing Goals and Results for 2011 and 2012

	Goals for 2011	Market Level for 2011 (1)	Results for 2011 (2)	Goals for 2012	Market Level for 2012 (1)	Results for 2012
Single -family purchase money goals (benchmark levels):
Low-income	27%	26.5%	23.3%	23%	26.6%	24.4%
Very low-income	8%	8.0%	6.6%	7%	7.7%	7.1%
Low-income areas(3)	24%	22.0%	19.2%	20%	20.5%	20.6%
Low-income areas subgoal	13%	11.4%	9.2%	11%	13.6%	11.4%
Single -family refinance low-income goal (benchmark level)	21%	21.5%	23.4%	20%	22.3%	22.4%
Multifamily low-income goal (in units)	161,250	N/A	229,001	225,000	N/A	298,529
Multifamily low-income subgoal (in units)	21,000	N/A	35,471	59,000	N/A	60,084

(1)	Determined by FHFA based on its analysis of market data.

(2)	We failed to achieve any of the four single-family purchase money goals for 2011. FHFA did not require us to submit a housing plan for the goals that we did not achieve in 2011.

(3)
FHFA annually sets the benchmark level for the low-income areas goal based on the benchmark level for the low-income areas subgoal, plus an adjustment factor reflecting the additional incremental share of mortgages for low- and moderate-income families in designated disaster areas in the three most recent years for which such data are available. For 2011 and 2012, FHFA set the benchmark level for the low-income areas goal at 24% and 20%, respectively.

Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points (or 0.042%) of each dollar of the UPB of total new business purchases, and allocate or transfer such amount to: (a) HUD to fund a Housing Trust Fund established and managed by HUD; and (b) a Capital Magnet Fund established and managed by Treasury. FHFA has the authority to suspend our allocation upon finding that the payment would contribute to our financial instability, cause us to be classified as undercapitalized or prevent us from successfully completing a capital restoration plan. In November 2008, FHFA advised us that it has suspended the requirement to set aside or allocate funds for the Housing Trust Fund and the Capital Magnet Fund until further notice. For more information, see "LEGAL PROCEEDINGS."
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
Portfolio Activities
The GSE Act provides FHFA with power to regulate the size and content of our mortgage-related investments portfolio. The GSE Act requires FHFA to establish, by regulation, criteria governing portfolio holdings to ensure the holdings are backed by sufficient capital and consistent with the enterprises’ mission and safe and sound operations. In establishing these criteria, FHFA must consider the ability of the enterprises to provide a liquid secondary market through securitization activities, the portfolio holdings in relation to the mortgage market and the enterprises’ compliance with the prudential management and operations standards prescribed by FHFA.
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
Anti-Predatory Lending

30	Freddie Mac

Predatory lending practices are in direct opposition to our mission, goals, and practices. We instituted anti-predatory lending policies intended to prevent the purchase or assignment of mortgage loans with unacceptable terms or conditions or resulting from unacceptable practices. These policies include processes related to the origination, delivery and validation of loans sold to us. In addition to the purchase policies we instituted, we promote consumer education and financial literacy efforts to help borrowers avoid abusive lending practices and we provide competitive mortgage products to reputable mortgage originators so that borrowers have a greater choice of financing options.
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
Legislation Related to Freddie Mac and its Future Status
Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. Congress continues to hold hearings and consider legislation on the future state of Freddie Mac, Fannie Mae and the housing finance system. Recent developments are discussed below.
In June 2013, the “Let the GSEs Pay Us Back Act of 2013” was introduced in the House of Representatives. The bill would amend Freddie Mac and Fannie Mae’s Purchase Agreements with Treasury to:

•	terminate the dividends on the senior preferred stock;

31	Freddie Mac

•
treat the funds received by a GSE from Treasury under the Purchase Agreement (including funds received prior to the amendment) as a fully amortizing loan from Treasury to the GSE with a maturity of 30 years and an annual interest rate of 5%; and

•	credit the dividends previously paid by a GSE on the senior preferred stock as payments of principal and interest under such loan.
In June 2013, the “Housing Finance Reform and Taxpayer Protection Act of 2013” was introduced in the Senate with bi-partisan co-sponsors. The bill would substantially alter the current housing finance system. Among other things, the bill would:

•
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

•
require that any proceeds from the wind down go first to the holders of Freddie Mac's and Fannie Mae’s senior preferred stock, then preferred shareholders and then common shareholders, with the amount of proceeds to be paid to these shareholders to be determined by the U.S. government;

•	set certain requirements relating to the disposition of the functions, activities, infrastructure and property of Freddie Mac and Fannie Mae; and

•	decrease conforming loan limits in high cost areas and require the gradual reduction of Freddie Mac's and Fannie Mae’s retained mortgage portfolios.
In July 2013, the “Protect American Taxpayers and Homeowners Act of 2013” was approved by the House Financial Services Committee. The bill would also substantially alter the current housing finance system. Among other things, the bill would:

•
require FHFA to place Freddie Mac and Fannie Mae into receivership within five years of enactment (or potentially longer, in certain circumstances). The companies’ charters would be repealed at that time (except for charter provisions relating to the rights of holders of the companies’ outstanding debt and mortgage-backed security obligations), and the companies would then not have authority to conduct new business. A full faith and credit U.S. government guarantee would be extended to the then outstanding debt obligations of the companies and mortgage-backed securities guaranteed by the companies; and

•
place certain restrictions on Freddie Mac's and Fannie Mae’s activities prior to being placed into receivership, including decreasing conforming loan limits in high cost areas, gradually reducing the size of Freddie Mac's and Fannie Mae’s retained mortgage portfolios to $250 billion each, and requiring the companies to enter into additional risk sharing transactions to cover at least 10% of their new single-family business each year. Under the bill, the companies would likely be required to increase their guarantee fees.

In addition, bills were introduced in the Senate in 2013 that focus on preventing the use of Freddie Mac and Fannie Mae guarantee fees to offset government spending. For example, the Jumpstart GSE Reform Act would bar any increase in guarantee fees charged by Freddie Mac and Fannie Mae to offset government spending, and would prohibit the sale of the senior preferred stock by Treasury without Congressional approval and other structural reform. In addition, the Senate passed a 2014 budget resolution that established certain procedural requirements designed to make it more difficult to use Freddie Mac and Fannie Mae guarantee fees to offset other government spending.
We anticipate that other bills related to Freddie Mac, Fannie Mae and the future of the mortgage finance system will be introduced. We cannot predict whether any of such bills will be enacted.
For more information, see “RISK FACTORS — Conservatorship and Related Matters — The future status and role of Freddie Mac are uncertain.”
FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships
On February 21, 2012, FHFA sent to Congress a strategic plan for the next phase of the conservatorships of Freddie Mac and Fannie Mae. The plan set forth objectives and steps FHFA is taking or will take to meet FHFA’s obligations as Conservator. In March 2012, FHFA began instituting annual Conservatorship Scorecards for us and Fannie Mae that establish objectives, performance targets and measures, and provide the implementation roadmap for the strategic plan.
FHFA’s plan provides lawmakers and the public with an outline of how FHFA as Conservator intends to guide Freddie Mac and Fannie Mae over the next few years, and identifies three strategic goals:

•	Build. Build a new infrastructure for the secondary mortgage market.

•	Contract. Gradually contract Freddie Mac's and Fannie Mae’s dominant presence in the marketplace while simplifying and shrinking their operations.

•	Maintain. Maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.

32	Freddie Mac

For information about the 2013 Conservatorship Scorecard, and our performance with respect to it, see “EXECUTIVE COMPENSATION — Compensation Discussion and Analysis.”
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
Implementation of the Dodd-Frank Act is being accomplished through numerous rulemakings, some of which are still in process, and some of which only recently became effective. Accordingly, it is difficult to assess fully the impact of the Dodd-Frank Act on Freddie Mac and the financial services industry at this time. The Dodd-Frank Act also mandates the preparation of studies on a wide range of issues, which could lead to additional legislation or regulatory changes.
Recent developments with respect to Dodd-Frank rulemakings that may have a significant impact on Freddie Mac include the following:

•
CFPB final rules: The Consumer Financial Protection Bureau, or CFPB, adopted a number of final rules in early 2013 relating to mortgage origination, finance, and servicing practices. The rules generally went into effect in January 2014. The rules include an ability-to-repay rule, which requires mortgage originators to make a reasonable and good faith determination that a borrower has a reasonable ability to repay the loan according to its terms. This rule provides certain protection from liability for originators making loans that satisfy the definition of a qualified mortgage. In May 2013, FHFA directed Freddie Mac and Fannie Mae to limit future single-family acquisitions to loans that are qualified mortgages under applicable CFPB regulations, including those mortgages meeting the special or temporary qualified mortgage definition for us and Fannie Mae, as the case may be. The directive generally restricts us and Fannie Mae from acquiring loans that are: (a) not fully amortizing; (b) have a term greater than 30 years; or (c) have points and fees in excess of 3% of the total loan amount.

Other rules address consumer protection and high cost mortgages, mortgage servicing, escrow accounts, loan origination compensation, and appraisals. These rules will, individually and in combination, significantly change many aspects of the mortgage industry and may affect us both directly and indirectly. Examples of indirect effects include possible changes in pricing and other practices by customers and counterparties, which could cause the volume of mortgage originations to decline, which would in turn adversely affect our business and financial results. Some of these changes could slow the rate of foreclosures and result in significant changes to mortgage servicing and foreclosure practices that could adversely affect our business. In addition, mortgage originators and assignees, including Freddie Mac, may be subject to increased legal risk for loans that do not meet the requirements of the new rules.

•
Credit risk retention proposed rule: In August 2013, six agencies, including FHFA, jointly proposed a rule concerning credit risk retention. This rule revises a 2011 proposal that would implement the credit risk retention requirements of the Dodd-Frank Act. The rule generally would require a securitizer of asset-backed securities to retain no less than five percent of the credit risk of the assets underlying such securities. The rule would provide an exemption from this requirement for asset-backed securities collateralized exclusively by qualified residential mortgages (or “QRMs”), and would define a QRM by reference to the definition of a “qualified mortgage” under the Truth in Lending Act. The proposal also requests comment on an alternative definition of QRM that would significantly reduce the number of

33	Freddie Mac

loans that would qualify as QRM. As in the 2011 proposal, Freddie Mac’s fully guaranteed securitizations generally would satisfy the risk retention requirements for so long as we are in conservatorship or receivership and receiving federal financial support. This exemption would not apply to securitization structures that are not fully guaranteed. Under the proposal, the effective date of any final risk retention rule with respect to residential mortgage securitizations will be one year after such rule is finalized.
We continue to review and assess the impact of rulemakings and other activities under the Dodd-Frank Act. For more information, see “RISK FACTORS — Legal and Regulatory Risks — Legislative or regulatory actions could adversely affect our business activities and financial results.”
Financial Crimes Enforcement Network's Anti-money Laundering Final Rule
On February 20, 2014, the Financial Crimes Enforcement Network finalized its regulations that will require Freddie Mac to establish a written anti-money laundering program, file suspicious activity reports with the Network, and comply with certain statutory and regulatory information sharing procedures. These regulations may require operational changes, as they differ in certain respects from the regulations we are currently subject to concerning the reporting of fraudulent financial instruments.
FHFA Advisory Bulletin
In April 2012, FHFA issued Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”), which is applicable to Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The Advisory Bulletin establishes guidelines for adverse classification and identification of specified single-family and multifamily assets and off-balance sheet credit exposures. The Advisory Bulletin indicates that this guidance considers and is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000.
Among other requirements, this Advisory Bulletin requires that we classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). For multifamily loans, the Advisory Bulletin requires that any portion of a loan balance that exceeds the amount secured by the fair value of the collateral, less costs to sell, for which there is no available and reliable source of repayment other than the sale of the underlying real estate collateral, to be classified as a “loss.” The Advisory Bulletin also requires us to charge off the portion of the loan classified as a “loss.” The Advisory Bulletin specifies that, if we subsequently receive full or partial payment of a previously charged-off loan, we may report a recovery of the amount, either through our loss reserves or as a reduction in our foreclosed property expenses. In May 2013, FHFA issued an additional Advisory Bulletin clarifying the implementation timeline for AB 2012-02, requiring that: (a) the asset classification provisions of AB 2012-02 should be implemented by January 1, 2014; and (b) the charge-off provisions of AB 2012-02 should be implemented no later than January 1, 2015.
We establish an allowance for loan losses against our loans either through our collective loss reserve or our loss reserve for individually impaired loans. Thus, at the time single-family loans become 180 days delinquent, we have already established an allowance for loan losses against them. The Advisory Bulletin requires us to change our practice for determining when a loan is deemed uncollectible to the date the loan is classified as a “loss” as described above. This is a change from our current practice for determining when a loan is deemed to be uncollectible, which is based on historical data and results in a loan being deemed to be uncollectible at the date of foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short sale).
In the period in which we adopt the Advisory Bulletin, our allowance for loan losses on the impacted loans will be eliminated and the corresponding recorded investment in the loan will be reduced by the amounts that are charged off. Under our existing accounting practices and upon adoption of the Advisory Bulletin, the ultimate amount of losses we realize on our loan portfolio will be the same over time; however, the timing of when we recognize the losses in our financial statements will differ.
We are working with FHFA to consider how the Advisory Bulletin may impact our credit risk management practices. A significant percentage of our modifications are initiated after loans become 180 days delinquent. This is a result of a number of factors, including servicer backlogs, lack of borrower responsiveness to loss mitigation efforts, and extended foreclosure timelines, which affect the willingness of borrowers to engage regarding loss mitigation options. Given the current rate of modification activity after loans become 180 days delinquent, the benefit we expect from borrower re-performance is significant in estimating the losses for this population of loans. In July, we introduced a streamlined modification program, which may accelerate the timing of our modifications; however, we still expect a meaningful amount of modifications to be initiated after our loans become 180 days delinquent. As we obtain incremental information on the performance of this program, we will enhance our loss estimates, as necessary, to reflect the change in the expected timing and volume of modifications.

34	Freddie Mac

We are working with FHFA to resolve certain implementation issues related to our adoption of the Advisory Bulletin. However, we do not expect that the Advisory Bulletin will have a material impact on our financial position or results of operations.
FHFA Request for Public Input on Proposed Gradual Decrease of Loan Limits
On December 16, 2013, FHFA announced that it is requesting public input on the implementation of a plan to gradually reduce the maximum size of single-family mortgage loans that we and Fannie Mae may purchase. In areas where the statutory maximum loan limit for one-unit properties is currently $417,000, FHFA’s plan would set the loan purchase limit at $400,000, which represents a reduction of approximately four percent. The loan purchase limit would be reduced by the same percentage in "higher cost" areas, where current limits can be as high as $625,500. The loan purchase limits in such areas would be no greater than $600,000. Implementation of a decrease in loan limits would, over time, reduce the income we earn from our single-family credit guarantee activities. FHFA has indicated that the contemplated plan is not a final decision.
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
Employees
At February 14, 2014, we had 5,053 full-time and 59 part-time employees. Our principal offices are located in McLean, Virginia.
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

35	Freddie Mac

including pricing supplements for individual issuances of debt securities. Similar information about our STACR debt securities is available at www.freddiemac.com/creditsecurities.
Disclosure about the mortgage-related securities we issue, some of which are off-balance sheet obligations, can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and related offering circular supplements.
Forward-Looking Statements
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-K, contain “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for our single-family, multifamily, and investment businesses, our loan workout initiatives and other efforts to assist the housing market, liquidity, capital management, economic and market conditions and trends, market share, the effect of legislative and regulatory developments and new accounting guidance, credit quality of loans we own or guarantee, and results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “possible,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” section of this Form 10-K, and:

•
the actions the U.S. government (including FHFA, Treasury, and Congress) may take, or require us to take, including to further support the housing recovery or to implement FHFA’s strategic plan for us and Fannie Mae;

•	the effect of the restrictions on our business due to the conservatorship and the Purchase Agreement, including our dividend obligation on the senior preferred stock;

•
our ability to maintain adequate liquidity to fund our operations, including following any changes in the support provided to us by Treasury, or any changes in our credit ratings or those of the U.S. government;

•
changes in our charter or in applicable legislative or regulatory requirements (including any legislation on the future status of our company), or in the regulation of the housing finance and financial services industries;

•
changes in the fiscal and monetary policies of the Federal Reserve, including the effect of the tapering of its program of purchasing mortgage-related securities and any future sales of such securities;

•	the extent of our success in our efforts to mitigate our losses on our Legacy single-family books and our investments in non-agency mortgage-related securities;

•	the adequacy of our operating systems and infrastructure, and our ability to maintain the security of such systems and infrastructure;

•	changes in accounting standards, or in our accounting policies or estimates;

•	changes in economic and market conditions, including changes in employment rates, interest rates, yield curves, mortgage and debt spreads, and home prices;

•	changes in the U.S. residential mortgage market, including changes in the supply and type of mortgage products (e.g., refinance versus purchase, and fixed-rate versus ARM);

•	our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	our ability to recruit and retain executive officers and other key employees;

•	the adequacy of our risk management framework, internal control over financial reporting, and disclosure controls and procedures;

•	the failure of our customers, vendors, service providers, and counterparties to fulfill their obligations to us;

•	our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

•	our ability to manage interest-rate and other market risks, including the availability of derivative financial instruments needed for risk management purposes;

•	changes or errors in the methodologies, models, assumptions and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs and multifamily K Certificates);

•	adverse judgments or settlements in connection with judicial or regulatory proceedings;

•	changes in the practices of loan originators, investors and other participants in the secondary mortgage market;

36	Freddie Mac

•	the occurrence of a major natural or other disaster in areas in which our offices or portions of our total mortgage portfolio are concentrated; and

•	other factors and assumptions described in this Form 10-K, including in the “MD&A” section.
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

Conservatorship and Related Matters
The future status and role of Freddie Mac are uncertain.
There is significant uncertainty about our future status and role and we could be materially adversely affected by legislative and regulatory action that alters the ownership, structure, and mission of the company. The then Acting Director of FHFA stated on November 15, 2011 that "the long-term outlook is that neither [Freddie Mac nor Fannie Mae] will continue to exist, at least in its current form, in the future." Future legislation will likely materially affect the role of the company, our business model, our structure, and future results of operations. Some or all of our functions could be transferred to other institutions, and we could cease to exist as a stockholder-owned company or at all. If any of these events were to occur, our shares could further diminish in value, or cease to have any value, and there can be no assurance that our stockholders would receive any compensation for such loss in value.
Several bills were introduced in Congress in 2013 concerning the future status of Freddie Mac, Fannie Mae, and the mortgage finance system, including bills which provide for the wind down of Freddie Mac and Fannie Mae. The Administration (as discussed in its February 2011 report to Congress) has recommended reducing the role of Freddie Mac and Fannie Mae and ultimately winding down both companies.
The conservatorship is indefinite in duration and the timing, conditions, and likelihood of our emerging from conservatorship are uncertain. Termination of the conservatorship (other than in connection with receivership) also requires Treasury’s consent under the Purchase Agreement. There can be no assurance as to when, and under what circumstances, Treasury would give such consent. It is possible that the conservatorship will end with us being placed into receivership. Even if the conservatorship is terminated, we would remain subject to the Purchase Agreement and the senior preferred stock. In addition, because Treasury holds a warrant to acquire almost 80% of our common stock for nominal consideration, the company could effectively remain under the control of the U.S. government even if the conservatorship is ended and the voting rights of common stockholders restored.
During 2013 and 2014, a number of lawsuits were filed against the U.S. government challenging certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. This may add to the uncertainty surrounding our company’s future.
For more information, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments.”
 We may request additional draws under the Purchase Agreement in future periods.
We may request additional draws under the Purchase Agreement in future periods. The need for any such future draws will be determined by a variety of factors that could adversely affect our net worth or our ability to generate comprehensive income, including the following:

•	changes in home prices;

•	the success of our foreclosure prevention and loss mitigation efforts;

•	adverse changes in interest rates, yield curves, implied volatility or mortgage spreads, which could increase realized and unrealized fair value losses recorded in earnings or AOCI;

•	reductions in the size of our mortgage-related investments portfolio or required sales of higher yielding assets, and other limitations on our investment activities that reduce our earnings capacity;

•	reductions in the maximum UPB of single-family loans we are permitted to purchase or other restrictions on our single-family guarantee activities that could reduce our income from these activities;

•	restrictions on the volume of multifamily business we may conduct or other limits on multifamily business activities that could reduce our income from these activities;

•	adverse changes in our liquidity or funding costs, or limitations in our access to public debt markets;

•	changes in accounting practices or guidance (e.g., implementation of FHFA's April 2012 Advisory Bulletin);

37	Freddie Mac

•
effects of the MHA Program and other government initiatives, including any future requirements to reduce the principal amount of loans, which could increase the likelihood of prepayment of mortgages and potentially reduce our net interest income;

•
changes in housing or economic conditions, legislation, or other factors that affect our assessment of our ability to realize our net deferred tax asset, and cause us to establish a valuation allowance against our net deferred tax asset; or

•	changes in business practices resulting from legislative and regulatory developments or direction from our Conservator.
We do not have the authority over the long term to build and retain capital from the earnings generated by our business operations, as a result of the net worth sweep dividend. This increases the likelihood of draws in future periods, particularly as the permitted Capital Reserve Amount (which is $2.4 billion for 2014) declines over time. Additional draws under the Purchase Agreement will increase the liquidation preference of the senior preferred stock, which was $72.3 billion as of December 31, 2013. In addition, draws we take for deficits in our net worth will reduce the amount of available funding remaining under the Purchase Agreement, which was $140.5 billion as of December 31, 2013. Additional draws and corresponding increases in the already substantial liquidation preference, along with limited flexibility to redeem the senior preferred stock, may add to the uncertainty regarding our long-term financial sustainability.
We are under the control of FHFA, and our business activities are subject to significant restrictions. We may be required to take actions that materially adversely affect our business and financial results.
We may be required to undertake activities that are unprofitable, costly to implement, expose us to additional credit and other risks, or that otherwise adversely affect our business over the short- or long-term. We are under the control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines the strategic direction of our company. FHFA has changed our business objectives significantly since we entered into conservatorship, and could make additional changes at any time. We are also subject to significant restrictions under the Purchase Agreement and senior preferred stock. Other agencies of the U.S. government, as well as Congress, also could require us to take actions that adversely affect our business and financial results.
FHFA has required us to make changes to our business that have adversely affected our financial results, and may require us to make additional changes in the future. For example, FHFA is requiring us to contract our presence in the mortgage market and simplify our operations. These actions will adversely affect our profitability over the long term. FHFA also may require us to provide additional support for the mortgage market in a manner that serves our public mission, but that adversely affects our financial results, such as by engaging in more expensive loss mitigation efforts. From time to time, FHFA and Treasury have prevented us from engaging in business activities or transactions that we believe would benefit our business and financial results, and may do so in the future. FHFA may require us to engage in activities that are operationally difficult to implement. FHFA, as our Conservator, could also take a number of actions that could materially adversely affect our company, such as reducing the maximum UPB of single-family loans we are permitted to purchase or limiting the amount of securities we could sell for liquidity management purposes. Significant strategy changes, either from FHFA or Treasury, could have an adverse impact on the earnings of our business.
We currently face a variety of different, and potentially competing, business objectives and new FHFA-mandated activities (e.g., the initiatives we are pursuing under the 2013 Conservatorship Scorecard). It may be difficult for us to devote sufficient resources and management attention to these multiple priorities, some of which present significant operational challenges to us. See “BUSINESS — Executive Summary — Our Primary Business Objectives” for more information.
The Purchase Agreement and terms of the senior preferred stock include significant restrictions on our ability to manage our business, including limitations on the amount of indebtedness we may incur, the size of our mortgage-related investments portfolio, and the circumstances in which we may pay dividends, transfer certain assets, raise capital, and pay down the liquidation preference on the senior preferred stock. These limitations could have a material adverse effect on our future results of operations and financial condition. Over the long-term, as a result of the net worth sweep dividend provisions of the senior preferred stock, we do not have the authority to build and retain capital from the earnings generated by our business operations and will not be able to build or retain any net worth surplus or return capital to stockholders other than Treasury. In deciding whether or not to consent to any request for approval it receives from us under the Purchase Agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. The warrant held by Treasury, the restrictions on our business contained in the Purchase Agreement, and the senior status and net worth dividend provisions of the senior preferred stock issued to Treasury under the Purchase Agreement also could adversely affect our ability to attract new private sector capital in the future should the company be in a position to seek such capital.
 Our regulator may, and in some cases must, place us into receivership, which would result in the liquidation of our assets; if this occurs, there may not be sufficient funds to pay the claims of the company, repay the liquidation preference of our preferred stock, or make any distribution to the holders of our common stock.

38	Freddie Mac

We could be put into receivership at the discretion of the Director of FHFA at any time for a number of reasons, including critical undercapitalization. In addition, FHFA could be required to place us in receivership if Treasury is unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth. Treasury might not be able to provide the requested funding if, for example, the U.S. government were shut down or if the U.S. government reached its borrowing limit and, as a result, Treasury was unable to obtain funds sufficient to cover the request. For more information, see "BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership."
A receivership would terminate the conservatorship. The appointment of FHFA as our receiver would terminate all rights and claims that our stockholders and creditors may have against our assets or under our charter arising as a result of their status as stockholders or creditors, other than the potential ability to be paid upon our liquidation. Unlike conservatorship, the purpose of which is to conserve our assets and return us to a sound and solvent condition, the purpose of receivership is to liquidate our assets and resolve claims against us. Bills pending in Congress provide for Freddie Mac to eventually be placed into receivership.
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
If we are placed into receivership or no longer operate as a going concern, we would no longer be able to assert that we will realize assets and satisfy liabilities in the normal course of business, and, therefore, our basis of accounting would change to liquidation-based accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which could adversely affect our net worth. In addition, the amounts in AOCI would be reclassified to earnings.
The conservatorship and investment by Treasury has had, and will continue to have, a material adverse effect on our common and preferred stockholders.
The market price for our common stock and publicly traded classes of preferred stock declined substantially after we entered into conservatorship. As a result, the investments of our common and preferred stockholders lost substantial value, which they may never recover. Our shares could further diminish in value, and they are not likely to have any value in the longer-term. In November 2011, the then Acting Director of FHFA stated that "[Freddie Mac and Fannie Mae’s] equity holders retain an economic claim on the companies but that claim is subordinate to taxpayer claims. As a practical matter, taxpayers are not likely to be repaid in full, so [Freddie Mac and Fannie Mae] stock lower in priority is not likely to have any value."
The conservatorship and investment by Treasury have had, and will continue to have, other material adverse effects on our common and preferred stockholders, including the following:

•
No voting rights during conservatorship. The rights and powers of our stockholders are suspended during the conservatorship and our common stockholders do not have the ability to elect directors or to vote on other matters.

•
Our future profits will effectively be distributed to Treasury. Under the Purchase Agreement, we are required to pay dividends to the extent that our Net Worth Amount exceeds a permitted Capital Reserve Amount that decreases over time. Accordingly, over the long-term, our future profits will effectively be distributed to Treasury. Therefore, the holders of our common stock and non-senior preferred stock will not receive benefits that would otherwise flow from any such future profits.

•
Priority of Senior Preferred Stock. The senior preferred stock ranks senior to the common stock and all other series of preferred stock as to both dividends and distributions upon dissolution, liquidation or winding up of the company.

•
Dividends have been eliminated. The Conservator has eliminated dividends on Freddie Mac common and preferred stock (other than dividends on the senior preferred stock) during the conservatorship. In addition, under the Purchase Agreement, dividends may not be paid to common or preferred stockholders (other than on the senior preferred stock) without the consent of Treasury, regardless of whether or not we are in conservatorship.

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

39	Freddie Mac

Competitive and Market Risks
Our level of earnings in recent periods is not sustainable over the long term.
The level of earnings we have experienced in recent periods is not sustainable over the long term. While our recent financial results, particularly our benefit (provision) for credit losses, benefited significantly from strong home price appreciation we are beginning to see moderation in home price growth. In addition, our recent financial results include large benefits related to the release of our deferred tax asset valuation allowance and settlements of residential non-agency mortgage-related securities litigation and claims for breaches of representations and warranties by our sellers. These trends are not expected to continue over the long term. Our settlements with sellers for claims for breaches of representations and warranties primarily related to pre-conservatorship loan activity are largely complete. Our residential non-agency mortgage-related securities litigation is ongoing with many large institutions and we expect additional settlements in 2014. In addition, declines in the size of our mortgage-related investments portfolio, as required by FHFA and the Purchase Agreement, will reduce earnings over time. Our financial results will also continue to be positively or negatively affected by changes in interest rates, yield curves, and mortgage spreads, which can cause significant earnings and net worth variability.
We are subject to significant limitations on our investment activity, including a requirement to reduce the size of our mortgage-related investments portfolio, and significant constraints on our ability to purchase or sell mortgage assets. As it is likely that the overall volume of our business will decline, our debt funding needs will likely also decline. It may become probable that our previously forecasted debt issuances will not occur, resulting in the deferred gain or loss associated with these forecasted transactions being reclassified from AOCI into earnings immediately. In addition, many of our mortgage investments do not trade in a liquid secondary market and the size of our holdings relative to normal market activity is such that, if we were to attempt to sell a significant quantity of these assets, the pricing in such markets could be significantly disrupted and the price we ultimately realize may be materially lower than the value at which we carry these investments on our consolidated balance sheets. We can provide no assurance that the cap on our mortgage-related investments portfolio will not, over time, force us to sell mortgage assets at unattractive prices or that our current strategies will not have an adverse impact on our business or financial results. For more information, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
These limitations will reduce the earnings capacity of our mortgage-related investments portfolio business and require us to place greater emphasis on our guarantee activities to generate revenue. However, under conservatorship, our ability to generate revenue through guarantee activities may be limited for a number of reasons, including that we may be required to adopt business practices that provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives, but that may negatively impact our future financial results. In addition, the overall volume of our guarantee business will likely decline over time, as one of FHFA’s goals is to contract our presence in the mortgage market. We generally must obtain FHFA’s approval to implement across-the-board price increases in our guarantee business, and there can be no assurance FHFA will approve any such increase requests in the future. The combination of the restrictions on our business activities and our potential inability to generate sufficient revenue through our guarantee activities to offset the effects of those restrictions may have an adverse effect on our results of operations and financial condition.
Our single-family credit guarantee and multifamily mortgage portfolios are subject to mortgage credit risks, including mortgage credit risk relating to off-balance sheet arrangements; credit costs related to these risks could adversely affect our financial condition and/or results of operations.
Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or guarantee, exposing us to the risk of credit losses and credit-related expenses. We are primarily exposed to mortgage credit risk with respect to the single-family and multifamily loans and securities that we own or guarantee and hold on our consolidated balance sheets. We are also exposed to mortgage credit risk with respect to securities and guarantee arrangements that are not reflected as assets on our consolidated balance sheets. These relate primarily to: (a) Freddie Mac mortgage-related securities backed by multifamily loans (e.g., K Certificates we guarantee); (b) certain single-family Other Guarantee Transactions; and (c) other guarantee commitments, including long-term standby commitments and liquidity guarantees.
We expect our credit losses to remain elevated for the near term due to the large number of single-family non-performing loans that will likely be resolved. We also continue to have significant amounts of mortgage loans in our single-family credit guarantee portfolio with certain characteristics, such as Alt-A loans, interest-only loans, option ARM loans, loans with original LTV ratios greater than 90%, and loans where borrowers had FICO scores less than 620 at the time of origination, that expose us to greater credit risk than do other types of mortgage loans. See “Table 43 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for more information.
Our loan loss reserves do not reflect the total of all future credit losses we will ultimately incur with respect to the single-family and multifamily mortgage loans we currently own or guarantee. Rather, pursuant to GAAP, our reserves only reflect probable losses we believe we have already incurred as of the balance sheet date. Accordingly, it is likely that the credit losses we ultimately incur on the loans we currently own or guarantee will exceed the amounts we have already reserved for such loans. If we were to experience another recession or another sharp drop in home prices, it is possible that the credit losses we ultimately incur related to such an event could be larger, perhaps substantially larger, than our current loan loss reserves.

40	Freddie Mac

We use certain credit enhancements to mitigate some of our potential credit losses. However, such credit enhancements may provide less protection than we expect, or otherwise fail to prevent us from incurring credit losses on the related loans. For more information, see "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement."
For more information on our mortgage credit risk with respect to single-family and multifamily loans, see “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk.”

We are exposed to significant credit risk related to the subprime, Alt-A, and option ARM loans that back the non-agency mortgage-related securities we hold in our mortgage-related investments portfolio.
Our investments in non-agency mortgage-related securities include securities that are backed by subprime, Alt-A, and option ARM loans. As of December 31, 2013, we held $59.3 billion in UPB of such securities, which represented approximately 13% of our total mortgage-related investments portfolio. We also hold non-agency mortgage-related securities backed by manufactured housing loans and home equity lines of credit. The credit performance of the loans underlying these non-agency mortgage-related securities has declined since 2007, and although it has stabilized in recent periods, it remains weak. If we were to attempt to sell a significant quantity of these securities, the pricing in such markets could be significantly disrupted and the price we ultimately realize may be materially lower than the value at which we carry these investments on our consolidated balance sheets. The population of non-agency mortgage-related securities that management intends to sell may increase, which would cause us to immediately recognize in earnings any unrealized losses on these securities.
Since 2007, the fair value of these investments has declined significantly, and we have recorded substantial other-than-temporary impairments, both of which have adversely affected our net worth. We may experience additional fair value declines and losses in the future due to a number of factors, including if delinquency and loss rates on the underlying loans increase. The quality of the servicing performed on the underlying loans can significantly affect the performance of these securities, including the timing and amount of losses incurred on the underlying loans and thus the timing and amount of losses we recognize on our securities. Our ability to influence servicing performance is limited. In addition, there is a general lack of transparency in the market for the non-agency mortgage-related securities we hold, and the information disclosed by the trustees of the trusts that issued these securities is not sufficient to allow us to adequately analyze decisions made by servicers that may directly impact the cash flows on such securities. The servicing of the loans is significantly concentrated among several companies, which may increase this risk. Any credit enhancements covering these securities may not prevent us from incurring losses. See “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for information about these securities and related credit enhancements.
Future declines in U.S. home prices or other adverse changes in the U.S. housing market could negatively impact our business and adversely affect our earnings and equity.
Our financial results and business volumes can be negatively affected by declines in home prices and other adverse changes in the housing market. Although the single-family housing market improved in 2013, our credit losses remained high compared to levels before 2009, in part because home prices have experienced significant cumulative declines in many geographic areas since 2006. While we expect home prices to increase moderately in 2014, there can be no assurance that this will occur.
We prepare internal forecasts of future home prices, which we use for certain business activities, including: (a) hedging prepayment risk; (b) estimating expected costs of new guarantee business; and (c) portfolio activities. If future home prices are lower than our forecasts, this could cause the return we earn on new single-family guarantee business to be less than expected or cause us to incorrectly hedge prepayment and other market risks associated with our mortgage-related investments. This could also result in higher losses due to other-than-temporary impairments on our investments in non-agency mortgage-related securities (which would be recognized in earnings) or fair value declines on our investments in non-agency mortgage-related securities (which would be recognized in AOCI). For more information, see “MD&A — RISK MANAGEMENT — Credit Risk.”
Our business volumes (i.e., mortgage loan purchases and guarantee issuances) are closely tied to the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market, and the amount of new mortgage originations. Total residential mortgage debt declined approximately 0.7% in the first nine months of 2013 (the most recent data available) compared to a decline of approximately 2.5% in 2012.
While the multifamily market has experienced strong rent growth and occupancy trends in the past four years, these trends are not likely to continue at their current pace as apartment fundamentals are already very favorable, with vacancy rates at their lowest level since 2001. New supply of multifamily housing has been increasing in recent periods and could potentially outpace demand, which could result in excess supply and rising vacancy rates. Any softening of multifamily markets could cause delinquencies and credit losses relating to our multifamily activities to increase beyond our current expectations.
We could incur significant losses in the event of a major natural disaster or other catastrophic event.
We own or guarantee mortgage loans and own REO properties throughout the United States. The occurrence of a major natural or environmental disaster or similar catastrophic event in a regional geographic area of the United States could

41	Freddie Mac

negatively impact our credit losses and credit-related expenses in the affected area. A catastrophic event that either damages or destroys residential real estate underlying mortgage loans we own or guarantee, or negatively affects the ability of homeowners to continue to make payments on mortgage loans we own or guarantee, could increase our serious delinquency rates and average loan loss severity in the affected region or regions, which could have a material adverse effect on our business and financial results. Such an event could also damage or destroy REO properties we own. We may not have insurance coverage for some of these catastrophic events.
We depend on our institutional counterparties to provide services that are critical to our business, and our results of operations or financial condition may be adversely affected if one or more of our counterparties do not meet their obligations to us.
We face the risk that one or more of the institutional counterparties that has entered into a business contract or arrangement with us may fail to meet its obligations to us. Our important institutional counterparties include seller/servicers, mortgage insurers, and bond insurers, and counterparties to derivatives and short-term lending and other funding transactions.
A significant failure by a major institutional counterparty could harm our business and financial results in a variety of ways, as many of our major counterparties provide several types of services to us. The concentration of our exposure to our counterparties remains high and we continue to face challenges in reducing our risk concentrations with counterparties. Efforts we take to reduce exposure to financially weakened counterparties could concentrate our exposure to other individual counterparties, and increase our costs and reduce our revenue. In recent years, challenging market conditions have, at times, adversely affected the liquidity and financial condition of our counterparties, and some of our major counterparties have failed. Similar events may occur in future periods.
Our business could be adversely affected if counterparties to derivatives and short-term lending and other transactions fail to meet their obligations to us.
We have significant exposure to institutions in the financial services industry relating to derivatives, funding, short-term lending, securities and other transactions. These transactions are critical to our business, including our ability to: (a) manage interest rate and other risks related to our investments in mortgage-related assets; and (b) fund our business operations. In addition to these institutions, we face the risk of operational failure of any of the clearing members, exchanges, clearinghouses, or other financial intermediaries we use to facilitate these transactions. If a clearing member or clearinghouse were to fail, we could experience losses related to any collateral we had posted with such clearing member or clearinghouse to cover initial or variation margin. Similarly, if our counterparties in short-term lending transactions fail, we have exposure to losses if the transaction was unsecured or to the extent the value of the collateral posted to us is insufficient. A failure of any of these various parties could adversely affect our ability to engage in derivatives and other transactions, service our customers, and manage our exposure to interest rate and other risks. We believe all of our derivative portfolio and cash and other investments portfolio counterparties are exposed to fiscally troubled European countries. It is possible that continued adverse developments in the Eurozone could significantly affect such counterparties. In turn, this could adversely affect their ability to meet their obligations to us.
For more information, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Cash and Other Investments Counterparties,” “— Derivative Counterparties” and “— Selected European Sovereign and Non-Sovereign Exposures.”
Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to perform their repurchase and other obligations to us.
Our seller/servicers have a significant role in servicing loans in our single-family credit guarantee portfolio, as they perform the primary servicing function for us. Therefore, we could be adversely affected if they lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans. Our servicers have an active role in our loss mitigation efforts, and a decline in their performance could impact our credit performance (including through missed opportunities for mortgage modifications), which could adversely affect our financial condition or results of operations and have a significant effect on our ability to mitigate credit losses. The risk of such a decline in performance remains high due to a number of factors, including the continued high volume of seriously delinquent loans and the fact that the servicing function has become significantly more complex in recent years. Any efforts we take to attempt to improve our servicers’ performance (such as requiring that they pay us compensatory fees for underperformance) could adversely affect our relationships with such servicers, many of which also sell loans to us.
In recent periods, servicers that specialize in servicing troubled loans have experienced rapid growth in their servicing portfolios, and they now service a large share of our loans. Although the ability of these servicers to service troubled loans may benefit us by reducing our credit losses, the rapid expansion of their servicing portfolios could expose us to increased risks in the event that it results in operational strains that adversely affect their servicing performance or weakens their financial strength.
If a servicer does not fulfill its servicing obligations (including its repurchase or other responsibilities), we may seek to recover the amounts that such servicer owes us, such as by attempting to sell the applicable mortgage servicing rights to a

42	Freddie Mac

different servicer and applying the proceeds to such owed amounts. However, we face the risk that we might not receive a sufficient price for the mortgage servicing rights or that we may be unable to find buyers who are willing to assume the representations and warranties of the former servicer and have sufficient capacity to service the affected mortgages. This option may be difficult to accomplish with respect to our larger seller/servicers due to operational and capacity challenges of transferring a large servicing portfolio.
Our seller/servicers also have a significant role in servicing loans in our multifamily mortgage portfolio. We are exposed to the risk that multifamily seller/servicers could come under financial pressure, which could potentially cause degradation in the quality of the servicing they provide us including their monitoring of each property’s financial performance and physical condition.
We require seller/servicers to make certain representations and warranties regarding the loans they sell to us and/or service for us. If loans are sold to us in breach of those representations and warranties, we have the contractual right to require the seller/servicer to repurchase those loans from us. We also may have other contractual remedies, including the right to be indemnified against losses on the loans. We have similar rights and remedies with respect to loans they service on our behalf. If a seller/servicer does not satisfy its contractual obligations to us with respect to a loan, we will be subject to the full range of credit risks posed by the loan if the loan fails to perform, including the risk that a mortgage insurer may deny or rescind coverage on the loan (if the loan is insured) and the risk that we will incur credit losses on the loan through the workout or foreclosure process. It may be difficult, expensive, and time-consuming to enforce (through the exercise of contractual remedies, including legal proceedings) a seller/servicer's repurchase obligations, in the event a seller/servicer fails to perform such obligations. As of December 31, 2013, the UPB of loans subject to repurchase requests based on breaches of representations and warranties (related to loans sold to us and/or serviced for us) issued to our single-family seller/servicers was approximately $2.2 billion.
During 2013, we entered into a number of agreements with sellers to resolve certain existing and future repurchase obligations, and we may enter into additional agreements with sellers or servicers in the future. The amounts we receive under any such agreements may be less than the losses we ultimately incur.
If, as we expect, there is a decline in origination volume and a change in the mix of originations (refinance vs. purchase) in 2014, the competitive and financial pressures on single-family originators and servicers could increase, and thereby increase our counterparty risk with respect to these entities.
For more information, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-family Mortgage Seller/Servicers” and “— Multifamily Mortgage Seller/Servicers.”
Our losses could increase if more of our mortgage or bond insurers become insolvent or fail to perform their obligations to us.
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
As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. Thus, if any of our mortgage insurers fails to fulfill its obligations, we could experience increased credit losses. In addition, if a regulator determined that a mortgage insurer lacked sufficient capital to pay all claims when due, the regulator could take action that might affect the timing and amount of claim payments made to us. A regulator could also restrict an insurer's ability to write new business.
The majority of our mortgage insurance exposure is concentrated in four insurers, certain of which have been under financial stress during the last several years. Our ability to reduce our exposure to individual mortgage insurers is limited, and we continue to acquire significant amounts of new loans with mortgage insurance from mortgage insurers that have credit ratings that are below investment grade. In addition, we expect to receive substantially less than full payment of our mortgage insurance claims from three of our mortgage insurers: Triad Guaranty Insurance Corporation, Republic Mortgage Insurance Company, and PMI Mortgage Insurance Co.
In the event a mortgage insurer falls out of compliance with regulatory capital requirements, it may attempt various strategies (such as a corporate restructuring or raising additional capital) designed to enable it to continue to write new business. There can be no assurance that any such restructuring or recapitalization will enable payment in full of all of our claims in the future.
With respect to bond insurers, if a bond insurer was to become insolvent, it is likely that we would not collect our claims from it. This would affect our ability to recover certain unrealized losses on our investments in non-agency mortgage-related securities, and could contribute to net impairment of available-for-sale securities recognized in earnings. We evaluate the expected recovery from primary bond insurance policies as part of our impairment analysis for our investments in securities. If

43	Freddie Mac

a bond insurer’s performance with respect to its obligations on our investments in securities is worse than expected, this could contribute to additional net impairment of those securities.
Some of our larger bond insurers are in runoff mode and are not writing new business. We expect to receive substantially less than full payment from Ambac Assurance Corporation and Financial Guaranty Insurance Company. We believe that we will likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge.
For more information, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Mortgage Insurers” and “— Bond Insurers.”
The loss of business volume could result in a decline in our market share and revenues.
Our business depends on our ability to acquire a steady flow of mortgage loans. We purchase a significant percentage of our single-family mortgages from several large mortgage originators. During 2013, approximately 64% of our single-family mortgage purchase volume was associated with our ten largest customers. Similarly, we acquire a significant portion of our multifamily mortgage loans from several large lenders.
We enter into mortgage purchase commitments with many of our single-family customers that are typically less than one year in duration. The loss of business from any one of our major lenders could adversely affect our market share and our revenues. Many of our seller/servicers also have tightened their lending criteria in recent years, which has reduced their loan volume, thus reducing the volume of loans available for us to purchase.
We are engaged in various loss mitigation and recovery efforts concerning: (a) representation and warranty claims on single-family loans we own or guarantee; and (b) certain of our investments in non-agency mortgage-related securities. Some of these efforts involve litigation against some of our largest single-family customers. These and other loss mitigation and recovery efforts could adversely affect our relationship with any such customer and could, for example, result in the loss of some or all of our business with the customer.
Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by mortgage insurance or other credit enhancements. Our purchases of mortgages with LTV ratios above 80% (other than relief refinance mortgages) have generally been low in recent years, as compared to 2005 - 2008 levels, in part because mortgage insurers tightened their eligibility requirements with respect to the issuance of insurance on new mortgages with higher LTV ratios. If the availability of mortgage insurance for loans with LTV ratios above 80% is reduced, we may be restricted in our ability to purchase or securitize such loans. This could reduce our overall volume of new business.
Competition from banking and non-banking companies, as well as efforts by FHFA to reduce the GSEs' dominance in the marketplace, may harm our business.
Competition in the secondary mortgage market combined with a decline in the amount of residential mortgage debt outstanding may make it more difficult for us to purchase mortgages. Furthermore, competitive pricing pressures may make our products less attractive in the market and negatively affect our financial results. Increased competition from Fannie Mae, Ginnie Mae, FHA/VA, and new entrants may alter our product mix, lower our volumes, and reduce our revenues on new business.
Historically, we also competed with other financial institutions that retain or securitize mortgages, such as commercial and investment banks, dealers, thrift institutions, and insurance companies. Many of these institutions have ceased or substantially reduced their securitization activities since 2008. However, in recent periods, a number of our non-GSE competitors increased their retention of loans on their balance sheets. In addition, one of FHFA’s goals for conservatorship, as set forth in its strategic plan, is to contract our presence in the mortgage market and shrink our operations, and FHFA is taking a number of actions designed to encourage these other financial institutions to return to the mortgage market.
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
Actions we may take or may be directed to take to reduce the GSEs' dominance of new single-family guarantee business, such as by tightening credit standards or raising guarantee fees, could cause our share of the total mortgage market to decrease and the volume of our single-family guarantee business to decline.
We could be prevented from competing efficiently and effectively by competitors who use their patent portfolios to prevent us from using necessary business processes and products, or to require us to pay significant royalties to use those processes and products.
As multifamily market fundamentals have improved over recent years, more life insurers, banks, CMBS conduits, and other market participants have re-entered or increased their activities in the multifamily market, and as a result we have faced

44	Freddie Mac

increased competition. In addition, FHFA's efforts to decrease our presence in this market (e.g., the requirement to reduce our new multifamily business volume by at least 10% in 2013) could encourage further competition.
Our investment activities may be adversely affected by limited availability of financing and increased funding costs.
The amount, type and cost of our unsecured funding, including financing from other financial institutions and the capital markets, directly affects our interest expense and results of operations. A number of factors could make such financing more difficult to obtain, more expensive or unavailable on any terms, both domestically and internationally, including:

•	changes in our government support;

•	reduced demand for our debt securities;

•	competition for debt funding from other debt issuers; and

•	downgrades in our credit ratings or the credit ratings of the U.S. government.
Our ability to obtain funding in the public unsecured debt markets or by pledging mortgage-related securities as collateral to other institutions could cease or change rapidly, and the cost of available funding could increase significantly, due to changes in market confidence and other factors. We may incur costs, including potentially higher funding costs, for our liquidity management practices and procedures and there can be no assurance that such practices and procedures would provide us with sufficient liquidity to meet our ongoing cash obligations under all circumstances. In particular, we believe that our liquidity contingency plans may be difficult or impossible to execute during a liquidity crisis or period of significant market turmoil. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be eliminated or significantly impaired, as our alternative sources of liquidity (e.g., cash and other investments) may not be sufficient to meet our liquidity needs.
Wider spreads could cause a reduction in long-term debt issuances and an increased reliance on short-term debt issuances. Significant issuances of short-term debt could lead to a funding gap between short- and long-term debt and could increase rollover risk (i.e., the risk that we may be unable to refinance our debt when it becomes due), and could increase the use of derivatives and the volatility of reported net income.
Our mortgage-related investments portfolio has contracted significantly since we entered into conservatorship. A significant portion of the assets remaining in the portfolio are those we consider to be less liquid, and our ability to use these assets as a significant source of liquidity (for example, through sales or use as collateral in secured lending transactions) is limited.
We pay cash dividends (known as the net worth sweep dividend) to Treasury on the senior preferred stock on a quarterly basis. The amount of the net worth sweep dividend could vary substantially from quarter to quarter for a number of reasons, including as a result of non-cash changes in net worth. It is possible that, due to non-cash increases in net worth, the amount of our dividend for a quarter could exceed the amount of available cash, which could have an adverse effect on our financial results.
Changes in Government Support
Treasury supports us through the Purchase Agreement and Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority. Unlike certain of our competitors, we do not have access to the Federal Reserve's discount window. Changes or perceived changes in the government’s support of us could have a severe negative effect on our access to the unsecured debt markets and our debt funding costs. As of December 31, 2013, the amount of available funding remaining under the Purchase Agreement was $140.5 billion. This amount will be reduced by any future draws. While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the unsecured debt markets and to have adequate liquidity to conduct our normal business activities, our access to the unsecured debt markets and the costs of our debt funding could be adversely affected by a number of factors, including (a) uncertainty about the future of the GSEs; (b) if debt investors believe that the risk that we could be placed into receivership is increasing; and (c) if we were to make significant draws in the future, and thereby significantly reduce the amount of available funding remaining under the Purchase Agreement. For more information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Capital Resources, the Purchase Agreement, and the Dividend Obligation on the Senior Preferred Stock.”
Demand for Debt Funding
If investor demand for our debt securities were to decrease, our liquidity, business, and results of operations could be materially adversely affected. The willingness of domestic and foreign investors to purchase and hold our debt securities can be influenced by many factors, including changes in the world economy, changes in foreign-currency exchange rates, regulatory and political factors, as well as the availability of and preferences for other investments. If investors were to divest their holdings or reduce their purchases of our debt securities, our funding costs could increase and our business activities could be curtailed. The market for our debt securities may become less liquid as our mortgage-related investments portfolio winds down. This could lead to a decrease in demand for our debt securities and an increase in our funding costs.
Competition for Debt Funding

45	Freddie Mac

We compete for debt funding with Fannie Mae, the FHLBs, and other institutions. Competition for debt funding from these entities can vary with changes in economic, financial market, and regulatory environments. Increased competition for debt funding may result in a higher cost to finance our business, which could negatively affect our financial results. An inability to issue debt securities at attractive rates in amounts sufficient to fund our business activities and meet our obligations could have an adverse effect on our business, liquidity, financial condition, and results of operations. See “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities” for a description of our debt issuance programs. Our funding costs and liquidity contingency plans may also be affected by changes in the amount of, and demand for, debt issued by Treasury.
Line of Credit
We maintain a secured intraday line of credit to provide additional intraday liquidity to fund our activities through the Fedwire system. This line of credit requires us to post collateral to the institution providing the line of credit. In certain circumstances, this secured counterparty may be able to repledge the collateral underlying our financing without our consent. In addition, because the secured intraday line of credit is uncommitted, we may not be able to continue to draw on it if and when needed.
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
Our senior long-term debt credit rating was downgraded in 2011 by S&P, following S&P’s downgrade of the credit rating of the U.S. government, and it is possible we could experience further downgrades. S&P, Moody’s, and Fitch have recently indicated that they could take actions on the U.S. government’s ratings if steps toward a credible deficit reduction plan are not taken or if the U.S. experiences a weaker than expected economic recovery. For more information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Credit Ratings.”
In addition to a downgrade in the credit ratings of or outlook on the U.S. government, a number of other events could adversely affect our debt credit ratings, including actions by governmental entities or others, changes in government support for us, future GAAP losses, and additional draws under the Purchase Agreement. Any such downgrades could lead to major disruptions in the mortgage and financial markets and to our business due to lower liquidity, higher borrowing costs, lower asset values, and higher credit losses, and could cause us to experience net losses and net worth deficits.
A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for K Certificates.
Security performance is one of Freddie Mac’s more significant risks and competitive issues, with both short- and long-term implications. Our PCs are an integral part of our mortgage purchase program. Our competitiveness in purchasing single-family mortgages from our seller/servicers, and thus the volume and/or profitability of our new single-family guarantee business, can be directly affected by the price performance of our PCs relative to comparable Fannie Mae securities.
The profitability of our securitization financing and our ability to compete for mortgage purchases are affected by the price differential between PCs and comparable Fannie Mae securities. Freddie Mac fixed-rate PCs provide for faster monthly remittance of mortgage principal and interest payments to investors than Fannie Mae fixed-rate securities. However, our PCs have typically traded at prices below the level that we believe reflects the full value of their faster remittance cycle, resulting in a pricing discount relative to comparable Fannie Mae securities. This difference in relative pricing creates an economic incentive for customers to conduct a disproportionate share of their single-family business with Fannie Mae and negatively affects the financial performance of our business.
We may be unable to maintain a liquid market for our PCs, which could adversely affect the price performance of PCs and our single-family market share. A significant reduction in our market share, and thus in the volume of mortgage loans that we securitize, could further reduce the liquidity of our PCs. While we may employ a variety of strategies in an effort to support the liquidity and price performance of our PCs and may consider additional strategies, any such strategies may fail or adversely affect our business or we may cease such activities if deemed appropriate. In addition, we believe the liquidity-related price differences between our PCs and comparable Fannie Mae securities are, in part, the result of factors that are largely outside of our control. Thus, while we may employ strategies in an effort to support the liquidity-related price differences, we believe the strategies currently available to us may not reduce or eliminate these price differences over the long-term. A curtailment of mortgage-related investments portfolio purchases, sales, or retention activities may result in a decline in the volume and/or

46	Freddie Mac

profitability of our new single-family guarantee business, lower comprehensive income, and an accelerated decline in the size of our total mortgage portfolio.
In certain circumstances, we compensate customers for the difference in price between our PCs and comparable Fannie Mae securities, and this could adversely affect the volume and/or profitability of our new single-family guarantee business. We also incur costs in connection with our efforts to support the liquidity and price performance of our PCs, including engaging in transactions that yield less than our target rate of return. For more information, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Securitization Activities” and “— Investments Segment — Market Presence and PC Support Activities.”
The current Multifamily segment business model is highly dependent on the ability of Freddie Mac to finance purchased loans through securitization into K Certificates. A significant decrease in demand for K Certificates over a long period of time could have an adverse impact on the profitability of the Multifamily segment business. We employ a variety of strategies in an effort to support the liquidity of our K Certificates, and may consider additional strategies if deemed appropriate. From time to time, we purchase and sell both guaranteed K Certificates and related unguaranteed CMBS through our mortgage-related investments portfolio.
Mortgage fraud could result in significant financial losses and harm to our reputation.
We rely on representations and warranties by seller/servicers about the characteristics of the single-family mortgage loans we purchase and securitize, and we do not independently verify most of the information that is provided to us before we purchase the loan. This exposes us to the risk that one or more of the parties involved in a transaction (such as the borrower, seller, broker, appraiser, title agent, loan officer, lender or servicer) will engage in fraud by misrepresenting facts about the property underlying the real estate transaction, borrower, or mortgage loan. While we subsequently review a sample of these loans to determine if such loans are in compliance with our contractual standards, there can be no assurance that this will detect or deter mortgage fraud, or otherwise reduce our exposure to the risk of fraud. We are also exposed to fraud by third parties in the mortgage servicing function, particularly with respect to sales of REO properties, single-family short sales, and other dispositions of non-performing assets.
Changes in interest rates could negatively impact our results of operations, net worth, and fair value of net assets.
Our investment activities and credit guarantee activities expose us to interest rate and other market risks, including prepayment risk. Changes in interest rates could adversely affect our net interest yield, the value of our mortgage assets, and the prepayment rate on mortgage loans we own or guarantee. We incur costs in connection with our efforts to manage these risks.
Our financial results can be significantly affected by changes in interest rates and changes in yield curves, especially results driven by financial instruments that are measured at fair value for accounting purposes either through earnings or in AOCI. These instruments include derivatives, trading securities, available-for-sale securities, and loans with the fair value option elected. Additionally, increases in interest rates could increase other-than-temporary impairments on our investments in non-agency mortgage-related securities. Higher interest rates can result in a reduction in the benefit from expected structural credit enhancements on these securities.
Changes in interest rates may also affect prepayment projections, thus potentially affecting the fair value of our assets, including our investments in mortgage-related assets. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. An increased likelihood of prepayment on the mortgages underlying our mortgage-related securities may adversely affect the value of these securities.
When interest rates increase, our credit losses from loans with adjustable payment terms (e.g., ARM loans) may increase as borrower payments increase at their reset dates, which increases the borrower’s risk of default. Rising interest rates may also reduce the opportunity for these borrowers to refinance into a fixed-rate loan. Similarly, many borrowers may have additional debt obligations (such as home equity lines of credit and second liens) that also have adjustable payment terms. If a borrower's payment on his or her other debt obligations increases (due to rising interest rates or change in amortization), it may increase the risk that the borrower may default on a loan we own or guarantee.
Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies of the federal government and its agencies, such as the Federal Reserve. Federal Reserve policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities.
Changes in OAS could materially impact our results of operations, net worth, and fair value of net assets.
OAS is a model-based estimate of the incremental yield spread between a particular financial instrument and a benchmark yield curve. This includes consideration of potential variability in the instrument’s cash flows resulting from any options embedded in the security, such as prepayment options. The OAS between the mortgage and agency debt sectors can significantly affect the fair value of our net assets. The fair value impact of changes in OAS for a given period represents an estimate of the net unrealized increase or decrease in the fair value of net assets arising from net fluctuations in OAS during that period.

47	Freddie Mac

Changes in market conditions, including changes in interest rates, liquidity, prepayment and/or default expectations, and the level of uncertainty in the market for a particular asset class may cause fluctuations in OAS. Our financial results can be significantly affected by changes in OAS, especially results driven by financial instruments that are measured at fair value for accounting purposes either through earnings or in AOCI. These instruments include trading securities, available-for-sale securities, and loans with the fair value option elected. A widening of the OAS on a given asset, which is typically associated with a decline in the current fair value of that asset, may cause significant fair value losses, and may adversely affect our near-term financial results and net worth. Conversely, a narrowing or tightening of the OAS is typically associated with an increase in the current fair value of that asset, but may reduce the number of attractive investment opportunities in mortgage loans and mortgage-related securities, and could increase the cost of our activities to support our market presence and the price performance of our PCs. Consequently, a tightening of the OAS may adversely affect our future financial results and net worth. See “MD&A — FAIR VALUE BALANCE SHEETS AND ANALYSIS — Consolidated Fair Value Balance Sheets Analysis — Discussion of Fair Value Results” for a more detailed description of the impacts of changes in mortgage-to-debt OAS.
While wider spreads might create favorable investment opportunities, we are limited in our ability to take advantage of any such opportunities due to various restrictions on our mortgage-related investments portfolio activities. See “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
Negative publicity causing damage to our reputation could adversely affect our business, financial results, or net worth.
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
Our efforts to reduce foreclosures, modify loan terms and refinance mortgages may adversely affect our financial results.
The servicing alignment initiative, MHA Program (which includes HAMP and HARP), and other loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. However, our loss mitigation strategies may not be successful and our credit losses may continue to remain high. The costs we incur related to loan modifications and other activities have been, and will likely continue to be, significant. For example, with respect to HAMP loan modifications, we bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, and all applicable servicer and borrower incentives, and are not reimbursed for these costs by Treasury.
We could be required or elect to make changes to our implementation of our loss mitigation activities that could make these activities more costly to us, both in terms of credit expenses and the cost of implementing and operating the activities. For example, we could be required to use principal reduction to achieve reduced payments for borrowers. This could further increase our costs, as we could bear some or all of the costs of such reductions.
A significant number of loans are in the trial period of HAMP or our non-HAMP loan modification programs. A number of loans will fail to complete the applicable trial period or qualify for our other loss mitigation programs. For these loans, the trial period will have effectively delayed the foreclosure process and could increase our losses, to the extent the prices we ultimately receive for the foreclosed properties are less than the prices we could have received had we foreclosed upon the properties earlier. These delays in foreclosure could also cause our REO operations expense to increase, perhaps substantially.
Certain of our modified loans (primarily HAMP loans) have provisions whereby the interest rates on such loans, which initially were set at a below-market rate, will increase gradually until they reach the market rate that was in effect at the time of the modification. This increase in payments may increase the risk that these borrowers will default.
Mortgage modification initiatives, particularly any future focus on principal reductions, which at present we do not offer to borrowers, have the potential to change borrower behavior and mortgage underwriting. Principal reductions may create an incentive for borrowers that are current to become delinquent in order to receive a principal reduction. This, coupled with continued high volumes of underwater mortgages, could significantly affect borrower attitudes towards homeownership, the commitment of borrowers to making their mortgage payments, the way the market values residential mortgage assets, the way in which we conduct business and, ultimately, our financial results.
Depending on the type of loss mitigation activities we pursue, those activities could result in accelerating or slowing prepayments on our PCs and REMICs and Other Structured Securities, either of which could affect the pricing of such securities.
Our current loss mitigation activities may lead to faster prepayments, which could have an impact on the earnings from mortgage-related assets we hold in our Investments segment mortgage investments portfolio. In addition, loss mitigation

48	Freddie Mac

activities may adversely affect our ability to securitize and sell the loans subject to those activities (e.g., modified single-family mortgage loans).
At the direction of FHFA, we implemented a series of changes to HARP in late 2011 and 2012. We subsequently made similar changes to the relief refinance mortgage initiative for loans with LTV ratios of 80% and less. There can be no assurance that the benefits from the revised programs will exceed our costs. For example, we may face greater exposure to credit and other losses on HARP and other relief refinance loans (starting in late 2012) because we are relieving lenders of certain representations and warranties on the original mortgage being refinanced. In addition, due to the impact of HARP and other refinance initiatives of Freddie Mac and Fannie Mae, we could experience declines in the fair values of certain agency security investments classified as available-for-sale or trading resulting from changes in expectations of mortgage prepayments and lower net interest yields over time on other mortgage-related investments. Furthermore, HARP and similar programs make it harder to estimate prepayments, which could adversely affect our ability to hedge our mortgage-related investments.
We are devoting significant internal resources to the implementation of the servicing alignment initiative and the MHA Program. The costs we incur related to these initiatives have been, and will likely continue to be, significant. The size and scope of these efforts may also limit our ability to pursue other business opportunities or corporate initiatives.
For more information on our loss mitigation activities, see “MD&A — RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program.”
We may experience further write-downs and losses relating to our assets that could materially adversely affect our financial results, liquidity and net worth.
We experienced significant losses and write-downs relating to certain of our assets in recent years, particularly between 2008 and 2012, including significant declines in market value, impairments of our investment securities, write-downs of REO properties, losses on non-performing loans removed from PC pools, and impairments on other assets. We may experience additional write-downs and losses relating to our assets, including those that are currently AAA-rated, and the fair values of our assets may decline in the future. This could adversely affect our financial results, liquidity, and net worth. We may decide to pursue certain mortgage-related investments portfolio strategies for economic reasons that could result in the immediate recognition of losses, such as paying a premium to repurchase debt or engaging in certain asset structuring activities that result in the write-off of premiums.
We have a significant deferred tax asset ($22.7 billion as of December 31, 2013), primarily resulting from our decision to release the valuation allowance on our deferred tax assets in the third quarter of 2013. In future periods we will continue to evaluate our ability to realize the net deferred tax asset. If future events significantly alter our current outlook, we may need to reestablish the valuation allowance. If this occurs, we would incur additional income tax expense and might require additional draws under the Purchase Agreement, which could be significant. For more information, see "MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Deferred Tax Assets and Liabilities."
There may not be an active, liquid trading market for our equity securities.
Our common stock and the publicly traded classes of our preferred stock trade exclusively on the OTCQB Marketplace. Trading volumes on the OTCQB Marketplace can fluctuate significantly, and may not be stable, which could make it difficult for investors to execute transactions in our securities and could make the prices of our securities decline or be volatile.
Operational Risks
 Our business may be adversely affected if we are unable to hire and retain qualified employees.
Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our ability to recruit and retain executives and other employees with the necessary skills to conduct our business has at times in the past been, and may in the future be, adversely affected by the actions taken by Congress, Treasury, and the Conservator (e.g., significant restrictions on compensation), or that may be taken by them or other government agencies in the future, the uncertainty regarding the duration of the conservatorship, the potential for future legislative or regulatory actions that could significantly affect our existence and our role in the secondary mortgage market, and negative publicity concerning the GSEs. We face competition from inside and outside of the financial services industry for qualified employees. Additionally, an improving economy may put additional pressures on turnover, as more attractive opportunities become available to our employees. Accordingly, we may not be able to retain or replace executives or other employees with the requisite institutional knowledge and the technical, operational, risk management, and other key skills needed to conduct our business effectively.
We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the foreclosure process.
We have been, and will likely continue to be, adversely affected by delays and deficiencies in the foreclosure process, which could increase our expenses. The average length of time for foreclosure of a Freddie Mac loan significantly increased in recent years, particularly in states that require a judicial foreclosure process, and may further increase. Delays in the foreclosure process could cause our expenses to increase for a number of reasons. For example, properties awaiting foreclosure could deteriorate until we acquire ownership of them through foreclosure. This would increase our expenses to repair and maintain

49	Freddie Mac

the properties when we do acquire them. Such delays may also adversely affect the values of, and our losses on, the non-agency mortgage-related securities we hold. Delays in the foreclosure process may also adversely affect trends in home prices regionally or nationally, which could also adversely affect our financial results.
It also is possible that mortgage insurance claims could be reduced or denied if servicers do not follow proper procedures in addressing seriously delinquent borrowers, including if servicers do not complete foreclosures within required timelines.
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
Issues related to the MERS System could delay or disrupt foreclosure activities and could have an adverse effect on our business.
The MERS® System is an electronic registry that is widely used by seller/servicers, Freddie Mac, and other participants in the mortgage finance industry to maintain records of beneficial ownership of mortgages. The MERS System is owned and operated by MERSCORP Holdings, Inc., a privately held company, the shareholders of which include a number of organizations in the mortgage industry (including Freddie Mac).
Numerous lawsuits have been filed challenging foreclosures conducted using the MERS System. It is possible that adverse judicial decisions, regulatory proceedings or action, or legislative action could delay or disrupt foreclosure of mortgages that are registered on the MERS System.
Federal or state legislation or regulatory action could prevent us from using the MERS System for mortgages that we own, guarantee, and securitize, or could create additional requirements for the transfer of mortgages that could affect the process for and costs of acquiring, transferring, servicing, and foreclosing on mortgages. Such legislation or regulatory action could increase our costs or otherwise adversely affect our business. For example, we could be required to transfer mortgages out of the MERS System. Approximately 45% of the loans Freddie Mac owns or guarantees were registered in MERS’ name as of December 31, 2013.
Failures by MERSCORP Holdings and its subsidiaries to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose legal, reputational, and operational risks for us.
Weaknesses in internal control over financial reporting and in disclosure controls could result in errors and inadequate disclosures, affect operating results, and cause investors to lose confidence in our reported results.
Our business could be adversely affected by control deficiencies or failures. Control deficiencies could result in errors in our financial statements, lead to inadequate or untimely disclosures, and affect operating results. Control deficiencies could also cause investors to lose confidence in our reported financial results, which may have an adverse effect on the trading price of our securities. For information about our ineffective disclosure controls and our one material weakness in internal control over financial reporting, see “CONTROLS AND PROCEDURES.”
There are a number of factors that may impede our efforts to establish and maintain effective disclosure controls and internal control over financial reporting, including: (a) the nature of the conservatorship and our relationship with FHFA; (b) the complexity of, and significant changes in, our business activities and related GAAP requirements; (c) employee and management turnover; (d) data quality; and (e) servicing-related issues.
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
We face risk associated with our use of models for financial accounting and reporting purposes, and to manage business risks. First, there is inherent uncertainty associated with model results. Second, we could fail to properly implement, operate, or use our models. Either of these situations could adversely affect our financial statements, financial and risk-related disclosures, and our ability to manage risks.
We use market-based information to construct our models. However, it can take time for data providers to prepare information, and thus the most recent information may not be available for the preparation of our financial statements. When market conditions change quickly and in unforeseen ways, there is an increased risk that our models are not representative of current market conditions. For example, models may not fully capture the effect of certain economic events or government policies, which makes it more difficult to assess model performance and requires a higher degree of management judgment.

50	Freddie Mac

Our models may not perform as well in situations for which there are few or no recent historical precedents. We have adjusted our models in response to recent events, but there remains considerable uncertainty about model results.
Models are inherently imperfect predictors of actual results. Our models rely on various assumptions that may be incorrect, including that historical experience can be used to predict future results. In recent years, it has been more difficult to predict the behaviors of the housing and credit capital markets and market participants.
We face the risk that we could fail to implement, operate, adjust or use our models properly. For example, the assumptions underlying a model could be invalid, or we could apply a model to events or products outside the model’s intended use. We may fail to code a model correctly or we could use incorrect data. The complexity and interconnectivity of our models create additional risk regarding the accuracy of model output.
We have increased our use of third-party models. While the use of such models may reduce risk (e.g., where no internal model is available), it may expose us to additional risk as third-parties typically do not provide us with proprietary information regarding their models. We also may have little control over the process by which the models are adjusted or changed. As a result, we may not fully account for the risks associated with the use of such models.
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
We also face risk that we could make poor business decisions in areas where model results are an important factor, including loan purchases, securitizations and sales of loans, purchases and sales of securities, funding strategy, management and guarantee fee pricing, interest-rate risk management, market risk management, credit risk management, quality-control sampling strategies for loans in our single-family credit guarantee portfolio, and representation and warranty and other settlements with our counterparties. Furthermore, any strategies we employ to attempt to manage the risks associated with our use of models may not be effective. See “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” and “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for more information on our use of models.
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
FHFA may require us to change our accounting policies, including to align more closely with those of Fannie Mae. FHFA may also require us and Fannie Mae to have the same independent public accounting firm. Either of these events could significantly increase our expenses and require a substantial time commitment of management. For example, in April 2012, FHFA issued an Advisory Bulletin that could have a significant effect on our provision for credit losses in the future. The accounting methods outlined in FHFA’s advisory bulletin are significantly different from our current methods of accounting for single-family loans that are 180 days or more delinquent. For more information, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — FHFA Advisory Bulletin.”
A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, damage our reputation, and cause losses.
We face significant levels of operational risk, due to a variety of factors, including the complexity of our business operations and the amount of change to our core systems required to keep pace with regulatory and other requirements.
Shortcomings or failures in our internal processes, people, or systems could lead to impairment of our liquidity, financial and economic loss, errors in our financial statements, disruption of our business, liability to customers, further legislative or

51	Freddie Mac

regulatory intervention, or reputational damage. Our application portfolio contains certain legacy systems that require manual support and intervention, which may lead to heightened risk of system failures.
Our business is highly dependent on our ability to process a large number of transactions on a daily basis and manage and analyze significant amounts of information, much of which is provided by third parties. The transactions we process are complex and are subject to various legal, accounting, and regulatory standards. The types of transactions we process and the standards relating to those transactions can change rapidly in response to external events, such as the implementation of government-mandated programs and changes in market conditions. Our financial, accounting, data processing, or other operating systems and facilities may fail to operate properly or become disabled, adversely affecting our ability to process these transactions. Our systems may contain design flaws. The information provided by third parties may be incorrect, or we may fail to properly manage or analyze it. The inability of our systems to accommodate an increasing volume of transactions or new types of transactions or products could constrain our ability to pursue new business initiatives or change or improve existing business activities.
We also face increased operational risk due to the magnitude and complexity of the new initiatives we are undertaking, including our effort to help build a new housing finance system. Some of these initiatives require significant changes to our operational systems. In some cases, the changes must be implemented within a short period of time. Our legacy systems may also create increased operational risk for these new initiatives.
Our employees could act improperly for their own gain and cause unexpected losses or reputational damage. While we have processes and systems in place designed to prevent and detect fraud, there can be no assurance that such processes and systems will be successful.
Most of our key business activities are conducted in our offices in Virginia and represent a concentrated risk of people, technology, and facilities. As a result, a power outage or other infrastructure disruption in the area near our offices could significantly adversely affect our ability to conduct normal business operations. A terrorist event or natural disaster in the area near our offices could have a similar impact. Any measures we take to mitigate this risk may not be sufficient to respond to the full range of events that may occur.
We may not be able to protect the security of our systems or the confidentiality of our information from cyber attack and other unauthorized access, disclosure, and disruption.
Our operations rely on the secure receipt, processing, storage, and transmission of confidential and other information in our computer systems and networks and with our business partners. Like many corporations and government entities, from time to time we have been, and likely will continue to be, the target of attempted cyber attacks. Although Freddie Mac devotes significant resources to protecting its various systems and processes, there is no assurance that Freddie Mac’s security measures will provide fully effective security. Our computer systems, software, and networks may be vulnerable to cyber attack, unauthorized access, computer viruses or other malicious code, or other attempts to harm our systems or misuse or steal confidential information. If one or more of such events were to occur, this potentially could jeopardize or result in the unauthorized disclosure, misuse or corruption of confidential and other information (including information of borrowers, our customers or our counterparties), or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses or reputational damage, adversely affect our relationships with our customers and counterparties, negatively impact our competitive position, and otherwise harm our business. We could also face regulatory action. We might be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we might be subject to litigation and financial losses that are not fully insured. In addition, there can be no assurance that our business partners and counterparties are adequately protecting the confidential and other information that we share with them. As a result, a cyber attack on their systems and networks, or breach of their security measures, may result in harm to our business and business relationships.
We rely on third parties for certain important functions. Any failures by those vendors could disrupt our business operations.
At times, we outsource certain key functions to external parties, including some that are critical to financial reporting, our mortgage-related investment activity, and mortgage loan underwriting. We may enter into other key outsourcing relationships in the future. If one or more of these key external parties were not able to perform their functions for a period of time, at an acceptable service level, or for increased volumes, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of vendors also exposes us to the risk of a loss of intellectual property or of confidential information or other harm. We may also be exposed to reputational harm, to the extent vendors do not conduct their activities under appropriate ethical standards. Our ability to monitor the activities or performance of vendors may be constrained.
Legal and Regulatory Risks
Legislative or regulatory actions could adversely affect our business activities and financial results.
In addition to possible GSE reform discussed in “Conservatorship and Related Matters — The future status and role of Freddie Mac are uncertain,” our business may be directly adversely affected by other legislative and regulatory actions at the federal, state, and local levels. Legislative or regulatory actions could affect us in a number of ways, including by imposing

52	Freddie Mac

significant additional costs on us and diverting management attention or other resources. Judicial actions at the federal, state, or local level could have a similar effect. We could be negatively affected by legislation or regulatory action that changes the foreclosure process of any individual state. For example, various states and local jurisdictions have implemented mediation programs designed to bring servicers and borrowers together to negotiate workout options. These actions could delay the foreclosure process and increase our expenses, including by potentially delaying the final resolution of seriously delinquent mortgage loans and the disposition of non-performing assets. We could also be affected by any legislative or regulatory changes that would expand the responsibilities and liability of servicers and assignees for maintaining vacant properties prior to foreclosure. These laws and regulatory changes could significantly expand mortgage costs and liabilities. We could be affected by legislative or regulatory changes that permit or require principal reductions. Our business could also be adversely affected by any modification, reduction, or repeal of the federal income tax deductibility of mortgage interest payments. A number of local governments are considering or may consider using eminent domain to seize mortgage loans and forgive principal on the loans. Such seizures, if they are successful, could result in further losses and write-downs relating to our investment securities and could increase our credit losses. We are subject to lawsuits challenging our statutory exemption from certain real estate transfer taxes. If we were to lose this exemption, our financial results could be adversely affected.
The Dodd-Frank Act, which was signed into law on July 21, 2010, significantly changed the regulation of the mortgage and financial services industries and could affect us in substantial and unforeseeable ways. For example, the Dodd-Frank Act and related current and future regulatory changes could require us to change our business practices, such as practices related to mortgage underwriting and servicing. The Dodd-Frank Act will create new standards and requirements related to asset-backed securities, including requiring securitizers and potentially originators to retain a portion of the underlying loans’ credit risk. Any such new standards and requirements could modify or remove incentives for financial institutions to sell mortgage loans to us. For more information on the Dodd-Frank Act, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments.”
Legislation or regulatory actions could indirectly adversely affect us to the extent such legislation or actions affect the activities of banks, savings institutions, insurance companies, securities dealers, and other regulated entities that constitute a significant part of our customer base or counterparties, or could indirectly affect us to the extent that they modify industry practices. Legislative or regulatory provisions that remove incentives for these entities to sell mortgage loans to us, purchase our securities or enter into derivatives or other transactions with us could have a material adverse effect on our business results and financial condition. The Dodd-Frank Act and related current and future regulatory changes may significantly change the business practices of our customers and counterparties, and it is possible that any such changes will adversely affect our business and financial results. For example, the Dodd-Frank Act and related regulatory changes could have a negative effect on the volume of mortgage originations, and thus adversely affect the number of mortgages available for us to purchase or guarantee.
U.S. banking regulators have substantially revised the capital and liquidity requirements applicable to banking organizations, based on the Basel III standards developed by the Basel Committee on Banking Supervision. Phase-in of the new bank capital and liquidity requirements (some of which have not been finalized) will take several years and there is significant uncertainty about the extent to which implementation of the new requirements by banking organizations may affect us. For example, the emerging regulatory framework could affect demand for our securities and/or competition in the market for mortgage originations and servicing, with possible adverse consequences for our business results and financial condition.
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
We are involved in legal proceedings that could result in the payment of substantial damages or otherwise harm our business.
We are a party to various claims and other legal proceedings. We also have been, and in the future may be, involved in government investigations and IRS examinations. In addition, certain of our former officers are involved in legal proceedings for which they may be entitled to reimbursement by us for costs and expenses of the proceedings. We may be required to establish reserves and to make substantial payments in the event of adverse judgments or settlements of any such claims, investigations, proceedings, or examinations. Any legal proceeding, governmental investigation, or IRS examination issue, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses.

53	Freddie Mac

Furthermore, developments in, outcomes of, impacts of, and costs, expenses, settlements, and judgments related to these legal proceedings and governmental investigations and examinations may differ from our expectations and exceed any amounts for which we have reserved or require adjustments to such reserves. The defense of, or other involvement in, these various matters could divert management’s attention and other resources from the needs of the business. In addition, a number of lawsuits have been filed against the U.S. government relating to conservatorship and the Purchase Agreement that could adversely affect us. See “LEGAL PROCEEDINGS” and “NOTE 17: LEGAL CONTINGENCIES” for information about these various pending legal proceedings.
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
Litigation Against the U.S. Government Concerning Conservatorship and the Purchase Agreement
Between June and September 2013, a number of lawsuits were filed against the U.S. government and, in some cases, the Secretary of the Treasury and the then Acting Director of FHFA challenging certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. Several of the lawsuits seek to invalidate the net worth sweep dividend provisions of the senior preferred stock, which were implemented pursuant to the August 2012 amendment to the Purchase Agreement. Another lawsuit challenging the Purchase Agreement was filed in February 2014, and it is possible that additional similar lawsuits will be filed in the future. Freddie Mac is not a party to any of these lawsuits. However, a number of other lawsuits have been filed against Freddie Mac concerning the August 2012 amendment to the Purchase Agreement. See “NOTE 17: LEGAL CONTINGENCIES— Litigation Concerning the Purchase Agreement” for more information on the lawsuits filed against Freddie Mac.
It is not possible for us to predict the outcome of these lawsuits, or the actions the U.S. government (including Treasury and FHFA) might take in response to any ruling or finding in any of these lawsuits or any future lawsuits. However, it is possible that we could be adversely affected by these events, including, for example, by changes to the Purchase Agreement, or any resulting actual or perceived changes in the level of U.S. government support for our business.
Litigation Concerning Housing Trust Fund
On July 9, 2013, plaintiffs filed a lawsuit in the U.S. District Court for the Southern District of Florida styled Samuels et al. vs. FHFA and DeMarco. Freddie Mac is not a party to this lawsuit. In the lawsuit, plaintiffs challenge FHFA’s decision to suspend Freddie Mac's and Fannie Mae’s payments to an affordable housing trust fund managed by HUD. In November 2008, FHFA advised us that it has suspended the requirement to set aside or allocate funds for this trust fund until further notice. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Affordable Housing Allocations” for more information. In October 2013, FHFA moved to dismiss the complaint and shortly thereafter plaintiffs filed an amended complaint. Plaintiffs’ amended complaint alleges that FHFA’s actions in ordering Freddie Mac and Fannie Mae to suspend payments to the trust fund, and FHFA’s failure to review its decision to suspend payments once Freddie Mac and Fannie Mae’s financial circumstances changed, violated the Administrative Procedure Act. The plaintiffs ask that the Court, among other items, vacate and set aside FHFA’s decision to indefinitely suspend payments by Fannie Mae and Freddie Mac to the trust fund, and order FHFA to instruct Freddie Mac and Fannie Mae to proceed as if FHFA’s suspension of payments to the trust fund had never taken place. Plaintiffs also seek reasonable attorneys’ fees and costs. On December 6, 2013, FHFA filed a motion to dismiss the amended complaint, which plaintiffs have opposed.
It is not possible for us to predict the outcome of this lawsuit, or the actions FHFA might take in response to any ruling or finding in this lawsuit. If we are required to contribute some or all of the amounts we would have contributed to the trust fund in past years had FHFA not suspended these allocations or to begin contributing these amounts in the future, it could have an adverse impact on our financial results.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

54	Freddie Mac

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock, par value $0.00 per share, trades on the OTCQB Marketplace, operated by the OTC Markets Group Inc., under the ticker symbol “FMCC.” As of February 14, 2014, there were 650,039,533 shares of our common stock outstanding.
The table below sets forth the high and low bid information for our common stock on the OTCQB Marketplace for the indicated periods and reflects inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.
Table 5 — Quarterly Common Stock Information

	High	Low
2013 Quarter Ended
December 31	$3.24	$1.26
September 30	1.65	0.98
June 30	5.00	0.67
March 31	1.44	0.27
2012 Quarter Ended
December 31	$0.32	$0.24
September 30	0.33	0.14
June 30	0.33	0.24
March 31	0.42	0.21
Holders
As of February 14, 2014, we had 1,904 common stockholders of record.
Dividends and Dividend Restrictions
We did not pay any cash dividends on our common stock during 2013 or 2012. Our payment of dividends is subject to the following restrictions:
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
Restrictions Under the GSE Act
Under the GSE Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet applicable capital requirements. Under the GSE Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition. If FHFA classifies us as undercapitalized, we are not permitted to make a capital distribution that would result in our being reclassified as significantly undercapitalized or critically undercapitalized. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any capital distribution; the Director may approve a capital distribution only if the Director determines that the distribution will enhance the ability of the company to meet required capital levels promptly, will contribute to the long-term financial safety-and-soundness of the company, or is otherwise in the public interest. Our capital requirements have been suspended during conservatorship.
Restrictions Under our Charter
Without regard to our capital classification, we must obtain prior written approval of FHFA to make any capital distribution that would decrease total capital to an amount less than the risk-based capital level or that would decrease core

55	Freddie Mac

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
Restrictions Relating to Preferred Stock
Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares, respectively, outstanding as of December 31, 2013. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock. We paid dividends on the senior preferred stock during 2013 at the direction of the Conservator, as discussed in “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Capital Resources, the Purchase Agreement, and the Dividend Obligation on the Senior Preferred Stock” and “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) — Dividends Declared.” We did not declare or pay dividends on any other series of preferred stock outstanding in 2013.
Recent Sales of Unregistered Securities
The securities we issue are “exempted securities” under the Securities Act of 1933, as amended. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under these plans to employees and members of our Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations, or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. No stock options were exercised during the three months ended December 31, 2013. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” for more information.
Issuer Purchases of Equity Securities
We did not repurchase any of our common or preferred stock during 2013. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the certificate of designation of the senior preferred stock.
Transfer Agent and Registrar
Computershare Trust Company, N.A.
P.O. Box 43078
Providence, RI 02940-3078
Telephone: 781-575-2879
http://www.computershare.com/investors

56	Freddie Mac

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes.
Table 6 — Selected Financial Data(1)

	At or For The Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in millions, except share-related amounts)
Statements of Comprehensive Income Data
Net interest income	$16,468	$17,611	$18,397	$16,856	$17,073
Benefit (provision) for credit losses	2,465	(1,890)	(10,702)	(17,218)	(29,530)
Non-interest income (loss)	8,519	(4,083)	(10,878)	(11,588)	(2,732)
Non-interest expense	(2,089)	(2,193)	(2,483)	(2,932)	(7,195)
Income tax benefit	23,305	1,537	400	856	830
Net income (loss) attributable to Freddie Mac	48,668	10,982	(5,266)	(14,025)	(21,553)
Total comprehensive income (loss) attributable to Freddie Mac	51,600	16,039	(1,230)	282	(2,913)
Loss attributable to common stockholders(2)	(3,531)	(2,074)	(11,764)	(19,774)	(25,658)
Loss per common share – basic and diluted	(1.09)	(0.64)	(3.63)	(6.09)	(7.89)
Cash dividends per common share	—	—	—	—	—
Weighted average common shares outstanding (in thousands) – basic and diluted(3)	3,238,047	3,240,028	3,244,896	3,249,369	3,253,836
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)	$1,529,905	$1,495,932	$1,564,131	$1,646,172	$—
Total assets	1,966,061	1,989,856	2,147,216	2,261,780	841,784
Debt securities of consolidated trusts held by third parties	1,433,984	1,419,524	1,471,437	1,528,648	—
Other debt	506,767	547,518	660,546	713,940	780,604
All other liabilities	12,475	13,987	15,379	19,593	56,808
Total Freddie Mac stockholders’ equity (deficit)	12,835	8,827	(146)	(401)	4,278
Portfolio Balances(4)
Mortgage-related investments portfolio	$461,024	$557,544	$653,313	$696,874	$755,272
Total Freddie Mac mortgage-related securities(5)	1,592,511	1,562,040	1,624,684	1,712,918	1,854,813
Total mortgage portfolio(6)	1,914,661	1,956,276	2,075,394	2,164,859	2,250,539
Non-performing assets(7)	127,991	135,677	129,152	125,405	104,984
Ratios(8)
Return on average assets(9)	2.5%	0.5%	(0.2)%	(0.6)%	(2.5)%
Non-performing assets ratio(10)	7.1	7.5	6.8	6.4	5.2
Equity to assets ratio(11)	0.5	0.2	—	(0.2)	(1.6)

(1)
See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for information regarding our accounting policies and the impact of new accounting policies on our consolidated financial statements. Effective January 1, 2010, we adopted amendments to the accounting guidance for transfers of financial assets and the consolidation of VIEs. This had a significant impact on our consolidated financial statements. Consequently, certain of the line items in our consolidated financial statements for 2009 are not comparable with those of more recent years.

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

(4)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.

(5)	See ‘‘Table 33 — Freddie Mac Mortgage-Related Securities’’ for the composition of this line item.

(6)	See ‘‘Table 15 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios’’ for the composition of our total mortgage portfolio.

(7)	See ‘‘Table 53 — Non-Performing Assets’’ for a description of our non-performing assets.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
You should read this MD&A in conjunction with "BUSINESS — Executive Summary" and our consolidated financial statements and related notes.
MORTGAGE MARKET AND ECONOMIC CONDITIONS, AND OUTLOOK
Mortgage Market and Economic Conditions
Overview
The U.S. real gross domestic product rose by 2.7% during 2013, measured on a fourth quarter to fourth quarter basis, compared to 2.0% in 2012, according to the Bureau of Economic Analysis. The national unemployment rate was 6.7% in December 2013, compared to 7.9% in December 2012, based on data from the U.S. Bureau of Labor Statistics. In the data underlying the unemployment rate, an average of approximately 194,000 monthly net new jobs (non-farm) were added to the economy during 2013, which shows evidence of a slow, but steady positive trend for the economy and the labor market. Long-term interest rates, such as those of 30-year fixed-rate mortgages, generally increased during 2013. For example, based on our weekly Primary Mortgage Market Survey, the rate on 30-year fixed-rate conforming mortgages with an average LTV ratio of 80% averaged 4.5% in December 2013 compared to 3.4% in December 2012. This increase led to a significant reduction of single-family refinance mortgage activity in 2013.
Table 7 — Mortgage Market Indicators

	Year Ended December 31,
	2013	2012	2011
Home sale units (in thousands)(1)	5,518	5,028	4,566
National home price change(2)	9.3%	5.9%	(3.2)%
Single-family originations (in billions)(3)	$1,890	$2,120	$1,495
ARM share(4)	14%	11%	12%
Refinance share(5)	73%	84%	79%
U.S. single-family mortgage debt outstanding (in billions)(6)	$9,864	$9,930	$10,183
U.S. multifamily mortgage debt outstanding (in billions)(6)	$908	$881	$857

(1)
Consists of sales of new and existing homes in the U.S. Source: National Association of Realtors news release dated February 21, 2014 (sales of existing homes) and U.S. Census Bureau news release dated January 27, 2014 (sales of new homes).

(2)
Calculated internally using estimates of changes in single-family home prices by state, which are weighted using the property values underlying our single-family credit guarantee portfolio to obtain a national index. The rate for each year presented incorporates property value information on loans purchased by both Freddie Mac and Fannie Mae through December 31, 2013 and the percentage change will be subject to revision based on more recent purchase information. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.

(3)	Source: Inside Mortgage Finance estimates of originations of single-family first-and second liens dated January 31, 2014.

(4)	ARM share of the dollar amount of total mortgage applications. Source: Mortgage Bankers Association’s Mortgage Applications Survey. Data reflect annual average of weekly figures.

(5)	Refinance share of the number of conventional mortgage applications. Source: Mortgage Bankers Association’s Mortgage Applications Survey. Data reflect annual average of weekly figures.

(6)	Source: Federal Financial Accounts of the United States dated December 9, 2013. The outstanding amounts for 2013 presented above reflect balances as of September 30, 2013.
Single-Family Housing Market
The single-family housing market improved significantly in 2013 despite continued weakness in the employment market and a significant inventory of seriously delinquent loans and REO properties in the market.
Based on data from the National Association of Realtors, sales of existing homes in 2013 were 5.09 million, increasing 9% from 4.66 million in 2012. Based on data from the U.S. Census Bureau and HUD, sales of new homes in 2013 were 428,000, increasing 16% from 368,000 in 2012. Home prices increased during both 2013 and 2012, with our nationwide index registering approximately a 9.3% increase from December 2012 through December 2013 and a 5.9% increase from December 2011 to December 2012. Despite these increases, our national home price index reflects a cumulative decline of 15% since June 2006. These estimates were based on our own price index of mortgage loans on one-family homes funded by us or Fannie Mae. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.
The serious delinquency rate of our single-family loans declined during both 2013 and 2012 and was 2.39% as of December 31, 2013. The Mortgage Bankers Association reported in its National Delinquency Survey that serious delinquency rates on all single-family loans in the survey declined to 5.4% as of December 31, 2013, down from 6.8% at December 31,

58	Freddie Mac

2012. Borrower delinquency rates have been generally worse in areas with higher unemployment rates and where declines in property values have been more significant during recent years.
Based on the National Delinquency Survey’s data, we estimate that we owned or guaranteed approximately 23% of the single-family mortgages outstanding in the U.S. at December 31, 2013, based on number of loans. At December 31, 2013, we held or guaranteed approximately 255,000 seriously delinquent single-family loans, representing approximately 10% of the seriously delinquent single-family mortgages in the market as of that date.
Multifamily Housing Market
The multifamily market has experienced strong rent and occupancy trends over the last several years, although the pace slowed in 2013. These strong fundamentals, coupled with low interest rates, drove an increase in investor demand for multifamily properties. The most recent preliminary data reported by Reis, Inc. indicated that the national apartment vacancy rate declined by 50 basis points during 2013 to 4.1% in the fourth quarter, representing the lowest level since 2001. In addition, Reis, Inc. reported that effective rents grew by 3.2% during 2013, compared to 3.9% during 2012. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. According to the latest information available from Moody's Analytics, Inc. and Real Capital Analytics, Inc., apartment prices rose approximately 12% nationally in 2013 and have returned to the peak values experienced in 2007 for most markets. As a result, the multifamily sector continued to experience strong investor interest and continued to outperform most other commercial real estate sectors in 2013.
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
Although national home prices have increased for the last two years, home prices at December 31, 2013 remained significantly below their peak levels in many geographical areas. Declines in the market’s inventory of vacant housing have supported stabilization and increases in home prices in a number of metropolitan areas. However, we believe that home prices will not continue at the same growth rate experienced in 2013, but will gradually moderate in 2014 and will return towards growth rates that are consistent with long-term historical averages (approximately 2 to 5 percent growth on an annual basis). To the extent a large volume of loans completes the foreclosure process in a short period, the resulting increase in the market’s inventory of homes for sale could have a negative effect on home prices.
Single-Family
We continue to expect key macroeconomic drivers of the economy, such as income growth, employment, and inflation, will affect the performance of the housing and mortgage markets in 2014. Since we expect that economic growth will continue and mortgage interest rates will remain low in 2014, compared to historical levels (although higher than in 2013), we believe that housing affordability will remain relatively high in 2014 for potential home buyers. We also expect that the volume of home sales will likely increase in 2014, but not return to the historically high levels experienced in 2005 to 2007. Important factors that we believe will continue to negatively affect single-family housing demand are the relatively high unemployment rate and relatively low consumer confidence measures. Consumer confidence measures, while up from recession lows of 2009, remain below long-term averages and suggest that households will likely continue to be cautious in home buying.
We expect the UPB of our single-family credit guarantee portfolio will be relatively unchanged at the end of 2014 compared to 2013, as an expected decline in purchase volume is expected to be offset by a decline in prepayments. However, we believe that the recent increase and potential further increases in mortgage interest rates will result in a decline, which could be significant, in overall single-family mortgage originations in 2014 compared with 2013, driven by a decline in refinancings. During the second half of 2013, refinancings, including HARP, comprised approximately 61% of our single-family purchase and issuance volume, compared with 81% in the first half of 2013 and approximately 82% for all of 2012. As a result of the expected declines in overall originations, our purchase volumes will likely also decline, potentially significantly, during 2014. We expect HARP activity to decline in 2014, since the pool of borrowers eligible to participate in the program has declined and mortgage interest rates increased during 2013.
Our charge-offs remained elevated during 2013 compared to levels before 2009 and we expect they will continue to be elevated during 2014. This is in part due to the substantial number of underwater mortgage loans in our single-family credit guarantee portfolio. For the near term, we also expect:

•	REO disposition and short sale severity ratios to remain high. However, our recovery rates have been positively affected by recent improvements in home prices and home sales; and

59	Freddie Mac

•	The amount of non-performing assets and the volume of our loan workouts to remain high.
Our guarantee fee rate charged on new acquisitions increased in 2013 as a result of two across-the-board increases in guarantee fees implemented in 2012. In December 2013, FHFA directed us to make additional changes to our management and guarantee fee rates in 2014. In January 2014, FHFA announced it was delaying the implementation of these changes. FHFA may direct us to implement further increases in our guarantee fees in the future.
Multifamily
We expect that, at the national level, new supply of multifamily housing will not significantly exceed market demand in the near term due to constraints, such as rising construction costs and the availability of financing relative to other real estate sectors. We expect that demand growth, driven by a strengthening economy and positive demographics, will generally be sufficient for the increase in supply. However, there may be certain local markets where new supply may outpace demand, which would be evidenced by excess supply and rising vacancy rates. As a result of the positive market fundamentals and continuing strong portfolio performance, we expect our credit losses and delinquency rates to remain low in 2014. We believe the long-term outlook for the national multifamily market continues to be favorable as strong demand will support healthy cash flows and stable property values.

60	Freddie Mac

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
Table 8 — Summary Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net interest income	$16,468	$17,611	$18,397
Benefit (provision) for credit losses	2,465	(1,890)	(10,702)
Net interest income after benefit (provision) for credit losses	18,933	15,721	7,695
Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	314	(58)	(219)
Gains (losses) on retirement of other debt	132	(77)	44
Derivative gains (losses)	2,632	(2,448)	(9,752)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(763)	(1,236)	(2,101)
Portion of other-than-temporary impairment recognized in AOCI	(747)	(932)	(200)
Net impairment of available-for-sale securities recognized in earnings	(1,510)	(2,168)	(2,301)
Other gains (losses) on investment securities recognized in earnings	301	(1,522)	(896)
Other income	6,650	2,190	2,246
Total non-interest income (loss)	8,519	(4,083)	(10,878)
Non-interest expense:
Administrative expenses	(1,805)	(1,561)	(1,506)
REO operations income (expense)	140	(59)	(585)
Other expenses	(424)	(573)	(392)
Total non-interest expense	(2,089)	(2,193)	(2,483)
Income (loss) before income tax benefit	25,363	9,445	(5,666)
Income tax benefit	23,305	1,537	400
Net income (loss)	48,668	10,982	(5,266)
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	2,406	4,769	3,465
Changes in unrealized gains (losses) related to cash flow hedge relationships	316	414	509
Changes in defined benefit plans	210	(126)	62
Total other comprehensive income (loss), net of taxes and reclassification adjustments	2,932	5,057	4,036
Comprehensive income (loss)	$51,600	$16,039	$(1,230)
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

61	Freddie Mac

Table 9 — Net Interest Income/Yield, Average Balance, and Rate/Volume Analysis

	Year Ended December 31,
	2013			2012			2011
	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate	Average Balance(1)(2)	Interest Income (Expense)(1)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$31,087	$15	0.05%	$35,476	$20	0.06%	$45,381	$34	0.07%
Federal funds sold and securities purchased under agreements to resell	44,897	36	0.08	38,944	66	0.17	27,557	33	0.12
Mortgage-related securities:
Mortgage-related securities(3)	313,707	12,787	4.08	357,197	15,853	4.44	442,284	20,357	4.60
Extinguishment of PCs held by Freddie Mac	(127,999)	(5,045)	(3.94)	(119,181)	(5,328)	(4.47)	(162,600)	(7,665)	(4.71)
Total mortgage-related securities, net	185,708	7,742	4.17	238,016	10,525	4.42	279,684	12,692	4.54
Non-mortgage-related securities(3)	21,385	26	0.12	23,763	58	0.25	24,587	99	0.40
Mortgage loans held by consolidated trusts(4)(5)	1,511,128	57,189	3.78	1,529,213	65,089	4.26	1,627,956	77,158	4.74
Unsecuritized mortgage loans(4)(6)	203,760	7,694	3.78	237,942	8,960	3.77	244,134	9,124	3.74
Total interest-earning assets	$1,997,965	$72,702	3.63	$2,103,354	$84,718	4.03	$2,249,299	$99,140	4.41
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,532,032	$(52,395)	(3.42)	$1,552,207	$(61,437)	(3.96)	$1,643,939	$(74,784)	(4.55)
Extinguishment of PCs held by Freddie Mac	(127,999)	5,045	3.94	(119,181)	5,328	4.47	(162,600)	7,665	4.71
Total debt securities of consolidated trusts held by third parties	1,404,033	(47,350)	(3.37)	1,433,026	(56,109)	(3.92)	1,481,339	(67,119)	(4.53)
Other debt:
Short-term debt	132,674	(178)	(0.13)	129,504	(176)	(0.14)	186,304	(331)	(0.18)
Long-term debt(7)	393,094	(8,251)	(2.10)	463,308	(10,217)	(2.21)	503,842	(12,538)	(2.49)
Total other debt	525,768	(8,429)	(1.60)	592,812	(10,393)	(1.75)	690,146	(12,869)	(1.86)
Total interest-bearing liabilities	1,929,801	(55,779)	(2.89)	2,025,838	(66,502)	(3.28)	2,171,485	(79,988)	(3.68)
Expense related to derivatives(8)	—	(455)	(0.02)	—	(605)	(0.03)	—	(755)	(0.04)
Impact of net non-interest-bearing funding	68,164	—	0.10	77,516	—	0.12	77,814	—	0.13
Total funding of interest-earning assets	$1,997,965	$(56,234)	(2.81)	$2,103,354	$(67,107)	(3.19)	$2,249,299	$(80,743)	(3.59)
Net interest income/yield		$16,468	0.82		$17,611	0.84		$18,397	0.82

				2013 vs. 2012 Variance Due to			2012 vs. 2011 Variance Due to
				Rate(9)	Volume(9)	Total Change	Rate(9)	Volume(9)	Total Change
				(in millions)
Interest-earning assets:
Cash and cash equivalents				$(8)	$3	$(5)	$(2)	$(12)	$(14)
Federal funds sold and securities purchased under agreements to resell				(38)	8	(30)	16	17	33
Mortgage-related securities:
Mortgage-related securities(3)				(1,229)	(1,837)	(3,066)	(706)	(3,798)	(4,504)
Extinguishment of PCs held by Freddie Mac				659	(376)	283	379	1,958	2,337
Total mortgage-related securities, net				(570)	(2,213)	(2,783)	(327)	(1,840)	(2,167)
Non-mortgage-related securities(3)				(27)	(5)	(32)	(38)	(3)	(41)
Mortgage loans held by consolidated trusts(4)(5)				(7,139)	(761)	(7,900)	(7,566)	(4,503)	(12,069)
Unsecuritized mortgage loans(4)(6)				24	(1,290)	(1,266)	69	(233)	(164)
Total interest-earning assets				$(7,758)	$(4,258)	$(12,016)	$(7,848)	$(6,574)	$(14,422)
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac				$8,253	$789	$9,042	$9,337	$4,010	$13,347
Extinguishment of PCs held by Freddie Mac				(659)	376	(283)	(379)	(1,958)	(2,337)
Total debt securities of consolidated trusts held by third parties				7,594	1,165	8,759	8,958	2,052	11,010
Other debt:
Short-term debt				2	(4)	(2)	67	88	155
Long-term debt(7)				474	1,492	1,966	1,360	961	2,321
Total other debt				476	1,488	1,964	1,427	1,049	2,476
Total interest-bearing liabilities				8,070	2,653	10,723	10,385	3,101	13,486
Expense related to derivatives(8)				150	—	150	150	—	150
Total funding of interest-earning assets				$8,220	$2,653	$10,873	$10,535	$3,101	$13,636
Net interest income				$462	$(1,605)	$(1,143)	$2,687	$(3,473)	$(786)

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.

(2)	We calculate average balances based on amortized cost.

62	Freddie Mac

(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings where we expect significant increases in cash flows from the impaired securities.

(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.

(5)
Loan fees, primarily consisting of delivery fees, included in interest income for mortgage loans held by consolidated trusts were $1.2 billion, $929 million, and $405 million for 2013, 2012, and 2011, respectively.

(6)
Loan fees, primarily consisting of delivery fees and multifamily prepayment fees, included in unsecuritized mortgage loan interest income were $294 million, $446 million, and $223 million for 2013, 2012, and 2011, respectively.

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

The table below summarizes components of our net interest income.
Table 10 — Net Interest Income

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Contractual amounts of net interest income(1)	$14,114	$16,162	$18,448
Amortization income (expense), net:(2)
Accretion of impairments on available-for-sale securities(3)	521	214	115
Asset-related amortization income (expense), net:
Mortgage loans held by consolidated trusts	(4,935)	(4,536)	(1,942)
Unsecuritized mortgage loans	266	156	182
Mortgage-related securities	(168)	(59)	(239)
Other assets	(282)	(281)	(122)
Asset-related amortization expense, net	(5,119)	(4,720)	(2,121)
Debt-related amortization income (expense), net:
Debt securities of consolidated trusts	7,726	7,112	3,383
Other debt securities	(319)	(552)	(673)
Debt-related amortization income, net	7,407	6,560	2,710
Total amortization income, net	2,809	2,054	704
Expense related to derivatives(4)	(455)	(605)	(755)
Net interest income	$16,468	$17,611	$18,397

(1)	Includes the reversal of interest income accrued, net of interest received on a cash basis, related to mortgage loans that are on non-accrual status.

(2)
Represents amortization related to premiums, discounts, deferred fees and other adjustments to the carrying value of our financial instruments, and the reclassification of previously deferred balances from AOCI for certain derivatives in closed cash flow hedge relationships related to individual debt issuances and mortgage purchase transactions.

(3)	The portion of the impairment charges recognized in earnings where we expect significant increases in cash flows is recognized as net interest income.

(4)
Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

Net interest income decreased by $1.1 billion to $16.5 billion for 2013 compared to $17.6 billion for 2012. Net interest yield decreased by two basis points to 82 basis points for 2013 compared to 84 basis points for 2012. The decrease in net interest income was primarily due to the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations. Excluding the impact of the legislated 10 basis point increase in guarantee fees, which was implemented in April 2012, net interest income decreased by $1.6 billion for 2013 compared to 2012. Net interest income includes $519 million and $105 million for 2013 and 2012, respectively, related to this increase in guarantee fees. The decrease in net interest yield was primarily due to the negative impact of the reduction in higher-yielding mortgage-related assets, partially offset by the benefit of lower funding costs from the replacement of debt at lower rates.
Net interest income decreased by $0.8 billion to $17.6 billion for 2012 compared to $18.4 billion for 2011. The decrease in net interest income was primarily attributable to the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations. Net interest yield increased by two basis points to 84 basis points for 2012 compared to 82 basis points for 2011. The increase in net interest yield was primarily due to the benefit of lower funding costs from the replacement of debt at lower rates, partially offset by the negative impact of the reduction in higher-yielding mortgage-related assets.
We recognize interest income on non-performing loans that have been placed on non-accrual status only when cash payments are received. We refer to the interest income that we do not recognize as foregone interest income (i.e., interest income we would have recorded if the loans had been current in accordance with their original terms). Foregone interest income and reversals of previously recognized interest income, net of cash received, related to non-performing loans was $2.0 billion, $3.1 billion and $4.0 billion during 2013, 2012, and 2011, respectively. These amounts have declined primarily because of the reduction in the volume of non-performing loans on non-accrual status.

63	Freddie Mac

The objectives set for us under our charter and conservatorship, restrictions in the Purchase Agreement and restrictions imposed by FHFA have negatively impacted, and will continue to negatively impact, our net interest income. For example, our mortgage-related investments portfolio is subject to a cap that decreases by 15% each year until the portfolio reaches $250 billion. This decline in asset balances will cause a reduction in our interest income from this portfolio over time. For more information on the various restrictions and limitations on our investment activity and our mortgage-related investments portfolio, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
During 2013, we had sufficient access to the debt markets. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”
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
Our benefit (provision) for credit losses was $2.5 billion in 2013, $(1.9) billion in 2012, and $(10.7) billion in 2011. The significant improvements in benefit (provision) for credit losses in 2013 and 2012 reflect: (a) declines in the volume of newly delinquent loans (largely due to a decline in the 2005-2008 Legacy single-family book); and (b) lower estimates of incurred losses largely resulting from the positive impact of an increase in national home prices. Assuming that all other factors remain the same, an increase in home prices can reduce the likelihood that loans will default and may also reduce the amount of credit losses on the loans that do default. Our benefit (provision) for credit losses in 2013 also reflects $1.7 billion of benefit related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments primarily associated with our Legacy single-family books.
While we have recorded a benefit for credit losses in each of the last five quarters, this trend is not expected to continue. As noted above, we executed settlement agreements with many of our significant sellers that positively affected our results in 2013. Our provision for credit losses and amount of charge-offs in the future will be affected by a number of factors, including: (a) the actual level of mortgage defaults, including default rates among borrowers that participated in HARP and HAMP; (b) the effect of the MHA Program, the servicing alignment initiative, and other current and future loss mitigation efforts; (c) any government actions or programs that affect the ability of borrowers to refinance underwater mortgages or obtain modifications; (d) changes in property values; (e) regional economic conditions, including unemployment rates; (f) additional delays in the foreclosure process; (g) third-party mortgage insurance coverage and recoveries; and (h) the effect of additional settlement agreements with sellers, if any.
During 2013, our charge-offs, net of recoveries for single-family loans, were significantly lower than those recorded in 2012, primarily due to: (a) higher recoveries related to repurchase requests from certain sellers; and (b) improvements in home prices in many of the areas in which we have had significant foreclosure and short sale activity. Our recoveries in 2013 and 2012 included approximately $2.8 billion and $0.7 billion, respectively, related to repurchase requests from our seller/servicers (including $2.1 billion and $0, respectively, related to settlement agreements related to repurchase requests from certain sellers). Although our credit losses have declined in each of the last five quarters, we continue to experience a high volume of foreclosures and foreclosure alternatives as compared to periods prior to 2008. We expect our credit losses will continue to remain elevated in 2014 even if the volume of new seriously delinquent loans continues to decline.
The total number of single-family seriously delinquent loans declined approximately 28% and 15% during 2013 and 2012, respectively. As of December 31, 2013 and 2012, the UPB of our single-family non-performing loans was $121.8 billion and $128.6 billion, respectively. However, these amounts include $78.0 billion and $65.8 billion, respectively, of single-family TDRs that were no longer seriously delinquent. Loans that have been classified as TDRs remain categorized as non-performing throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, serious delinquency rates, charge-offs, our loan loss reserves balance, and our non-performing assets.
We recognized a benefit for credit losses associated with our multifamily mortgage portfolio of $218 million, $123 million and $196 million for 2013, 2012, and 2011, respectively. The benefit for credit losses in 2013 was primarily driven by an improvement in the expected performance of the underlying loans.
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

64	Freddie Mac

We extinguished debt securities of consolidated trusts with a UPB of $44.4 billion, $13.5 billion, and $75.4 billion, in 2013, 2012, and 2011 respectively, (representing our purchase of single-family PCs with a corresponding UPB amount). Purchases of single-family PCs increased in 2013 primarily due to improved investment opportunities. The decrease in purchases of single-family PCs in 2012 compared to 2011 was due to a decrease in the volume of dollar roll transactions to support the market and pricing of our single-family PCs.
Gains (losses) on extinguishment of these debt securities of consolidated trusts were $314 million, $(58) million, and $(219) million in 2013, 2012, and 2011, respectively. In 2013, we recognized gains as interest rates increased between the time of issuance and repurchase of these debt securities. We recognized losses in 2012 and 2011 as interest rates declined between the time of issuance and repurchase of these debt securities.
See “Table 24 — Mortgage-Related Securities Purchase Activity” for additional information regarding purchases of mortgage-related securities, including those issued by consolidated PC trusts.
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
Gains (losses) on retirement of other debt were $132 million, $(77) million, and $44 million in 2013, 2012, and 2011, respectively. We recognized gains on the retirement of other debt in 2013 primarily as a result of exercising our call option for other debt held at premiums. Losses on the retirement of other debt in 2012 primarily resulted from write-offs of unamortized deferred issuance costs related to calls of other debt securities. We recognized gains on the retirement of other debt during 2011 primarily due to the repurchase of other debt securities at less than par. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities.”
Derivative Gains (Losses)
The table below presents derivative gains (losses) reported in our consolidated statements of comprehensive income. See “NOTE 9: DERIVATIVES — Table 9.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of comprehensive income. At December 31, 2013, 2012, and 2011, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to closed cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.
While derivatives are an important aspect of our strategy to manage interest-rate risk, they could increase the volatility of reported net income because, while fair value changes in derivatives from fluctuations in interest rates and yield curves affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net income.
Table 11 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Year Ended December 31,
	2013	2012	2011
	(in millions)
Interest-rate swaps	$8,598	$(204)	$(10,367)
Option-based derivatives(1)	(2,422)	1,250	7,176
Other derivatives(2)	(77)	308	(1,529)
Accrual of periodic settlements	(3,467)	(3,802)	(5,032)
Total	$2,632	$(2,448)	$(9,752)

(1)	Primarily includes purchased call and put swaptions and purchased interest-rate caps and floors.

(2)	Primarily includes futures, foreign-currency swaps, commitments, credit derivatives and swap guarantee derivatives.
Gains (losses) on derivatives are principally driven by changes in: (a) interest rates and implied volatility; and (b) the mix and balance of products in our derivative portfolio.
Our mix and balance of derivatives change from period to period as we respond to changing interest rate environments. A receive-fixed swap results in our receipt of a fixed interest-rate payment from our counterparty in exchange for a variable-rate payment. Conversely, a pay-fixed swap requires us to make a fixed interest-rate payment to our counterparty in exchange for a

65	Freddie Mac

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
During 2013, we recognized a net gain on derivatives of $2.6 billion as net fair value gains of $8.6 billion on our interest-rate swap portfolio, primarily driven by an increase in longer-term interest rates, were partially offset by: (a) a net loss of $3.5 billion related to the accrual of periodic settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the coupons of the instruments; and (b) a fair value loss of $2.4 billion on our option-based derivatives.
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
Investment Securities-Related Activities
Impairments of Available-For-Sale Securities
We recorded net impairments of available-for-sale securities recognized in earnings, which were related to non-agency mortgage-related securities, of $1.5 billion, $2.2 billion and $2.3 billion during 2013, 2012, and 2011, respectively. The decreases in net impairments recognized in earnings during these periods were driven by improvements in forecasted home prices over the expected life of our available-for-sale securities. During 2013, the improvements in forecasted home prices were offset primarily by the impact of two changes: (a) the incorporation in the fourth quarter of 2013 of new information, which enhanced the assumptions used to estimate the contractual loan terms for certain modified loans collateralizing non-agency mortgage-related securities for which actual data about those terms was unavailable to the market; and (b) an increase in the population of available-for-sale securities in an unrealized loss position which we intend to sell. During 2012, the improvements in forecasted home prices were offset by the impact of our implementation, in the fourth quarter of 2012, of a third-party model, which enhanced our approach to estimating other-than-temporary impairments of our single-family non-agency mortgage-related securities. The decision to transition to a third-party model was made to increase the level of disaggregation for certain assumptions used in projecting cash flow estimates of these securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” as well as “NOTE 7: INVESTMENTS IN SECURITIES” for additional information.
Other Gains (Losses) on Investment Securities Recognized in Earnings
Other gains (losses) on investment securities recognized in earnings consists of gains (losses) on trading securities and gains (losses) on sales of available-for-sale securities. Trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating-rate, interest-only and principal-only securities. With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of December 31, 2013.
Other gains (losses) on investment securities recognized in earnings does not include the interest earned on investment securities, which is recorded as part of net interest income. For information about our interest-rate risk management strategy and framework, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

66	Freddie Mac

We recognized $(1.6) billion, $(1.7) billion, and $(1.0) billion related to losses on trading securities during 2013, 2012, and 2011, respectively. The losses on trading securities during all periods were primarily due to the movement of securities with unrealized gains towards maturity.
We recognized $1.9 billion, $152 million, and $58 million of gains on sales of available-for-sale securities during 2013, 2012, and 2011, respectively. The increase in gains during 2013 resulted from increased sales volume related to our 2013 Conservatorship Scorecard goal to sell 5% of less liquid mortgage-related assets. In November 2013, FHFA announced that we achieved this scorecard objective.
Other Income (Loss)
The table below summarizes the significant components of other income.
Table 12 — Other Income (Loss)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements	$5,501	$—	$—
Gains (losses) on mortgage loans	(336)	1,010	829
Recoveries on loans impaired upon purchase(1)	261	380	473
Guarantee-related income, net(2)	400	343	245
All other	824	457	699
Total other income (loss)	$6,650	$2,190	$2,246

(1)	Our recoveries principally relate to impaired loans purchased prior to 2010. Consequently, our recoveries on these loans will generally decline over time.

(2)	Most of our guarantee-related income relates to securitized multifamily mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.
Non-Agency Mortgage-Related Securities Settlements
Non-agency mortgage-related securities settlements were $5.5 billion in 2013 compared to $0 in both 2012 and 2011. We had settlements with seven counterparties in 2013, while we had no such settlements in 2012 or 2011. For information on these settlements, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
Gains (Losses) on Mortgage Loans
We recognized gains (losses) on mortgage loans of $(0.3) billion, $1.0 billion and $0.8 billion during 2013, 2012 and 2011, respectively. The substantial majority of these amounts relate to multifamily loans which we designated for securitization and elected to carry at fair value. The losses in 2013 were primarily due to an increase in interest rates, compared to declines in interest rates in 2012. The gains in 2012 were due to favorable market spread movements, declines in interest rates, and higher balances of multifamily loans on our consolidated balance sheets. During 2013, 2012 and 2011, we sold $28.3 billion, $20.8 billion and $13.7 billion, respectively, in UPB of multifamily loans primarily through K Certificate transactions.
All Other
All other income (loss) includes income recognized from transactional fees, fees assessed to our servicers for technology use and late fees or other penalties, and other miscellaneous income. All other income (loss) was $0.8 billion in 2013, compared to $0.5 billion in 2012 and $0.7 billion in 2011. The increase in 2013 was primarily due to higher compensatory fees assessed on servicers that failed to meet our timelines to complete a foreclosure of a loan.
Non-Interest Expense
The table below summarizes the components of non-interest expense.

67	Freddie Mac

Table 13 — Non-Interest Expense

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Administrative expenses:
Salaries and employee benefits	$833	$810	$832
Professional services	543	361	270
Occupancy expense	54	57	62
Other administrative expense	375	333	342
Total administrative expenses	1,805	1,561	1,506
REO operations (income) expense	(140)	59	585
Other expenses	424	573	392
Total non-interest expense	$2,089	$2,193	$2,483
Administrative Expenses
Our administrative expenses increased in 2013 and 2012 primarily due to an increase in professional services expense related to: (a) FHFA-led lawsuits regarding our investments in certain residential non-agency mortgage-related securities; (b) quality control reviews for single-family loans we acquired prior to being placed in conservatorship; (c) Conservatorship Scorecard initiatives, including development of the common securitization platform; and (d) infrastructure improvement projects, including establishment of an off-site, back-up data facility.
REO Operations (Income) Expense
The table below presents the components of our REO operations (income) expense.
Table 14 — REO Operations (Income) Expense

	Year Ended December 31,
	2013	2012	2011
	(dollars in millions)
REO operations (income) expense:
Single-family:
REO property expenses(1)	$962	$1,203	$1,205
Disposition (gains) losses, net(2)	(746)	(682)	179
Change in holding period allowance, dispositions	(35)	(108)	(456)
Change in holding period allowance, inventory(3)	58	(9)	302
Recoveries(4)	(363)	(342)	(634)
Total single-family REO operations (income) expense	(124)	62	596
Multifamily REO operations (income) expense	(16)	(3)	(11)
Total REO operations (income) expense	$(140)	$59	$585

(1)	Consists of costs incurred to maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.

(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.

(3)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.

(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.
REO operations (income) expense was $(140) million in 2013, as compared to $59 million in 2012 and $585 million in 2011. The improvement in 2013 compared to 2012 was primarily due to: (a) a decline in REO property expenses associated with a lower number of REO properties; and (b) improving home prices in certain geographical areas with significant REO activity. The improvement in 2012 compared to 2011 was primarily due to improving home prices in certain geographical areas with significant REO activity, partially offset by lower recoveries on REO properties, primarily due to reduced recoveries from mortgage insurers and a decline in reimbursements of losses from seller/servicers associated with repurchase requests.
We believe the volume of our single-family REO acquisitions in recent years was less than it otherwise would have been due to the length of the foreclosure process and increased volume of foreclosure alternatives. Lower acquisitions, coupled with high disposition levels, led to lower REO property levels in both 2013 and 2012, compared to the respective prior year. We expect the length of the foreclosure process will continue to remain above historical levels. Additionally, we expect our REO activity to remain at elevated levels, as we have a large inventory of seriously delinquent loans in our single-family credit

68	Freddie Mac

guarantee portfolio. For information on our REO activity, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — REO, Net” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets.”
Other Expenses
Other expenses were $424 million, $573 million, and $392 million in 2013, 2012, and 2011 respectively. Other expenses in 2013 and 2012 include expenses related to the legislated 10 basis point increase in guarantee fees, which was implemented in April 2012. The expense for these fees was $533 million in 2013 and $108 million in 2012. These fees are remitted to Treasury on a quarterly basis. In addition, in February 2014, we reached a settlement with Lehman Brothers Holdings Inc. pursuant to which we will receive $767 million to resolve our claims related to Lehman’s bankruptcy. Consequently, we adjusted our December 31, 2013 estimate of the expected recoveries of our short-term lending receivable by $350 million, which reduced other expenses by the same amount. For information on this settlement, see "NOTE 17: LEGAL CONTINGENCIES.” The increase in other expenses in 2012 compared to 2011 was also due to expenses to establish legal reserves related to pending litigation. Other expenses also include HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses.
Income Tax Benefit
For 2013, we reported an income tax benefit of $23.3 billion primarily due to the release of the $26.4 billion valuation allowance against our net deferred tax assets compared to an income tax benefit of $1.5 billion and $0.4 billion for 2012 and 2011, respectively. For 2014, we expect that our effective tax rate will approximate the corporate statutory rate, which is currently 35%. See “NOTE 12: INCOME TAXES” for a discussion of the factors that led to our conclusion to release the valuation allowance against our net deferred tax assets in 2013.
Comprehensive Income (Loss)
Our comprehensive income (loss) was $51.6 billion, $16.0 billion, and $(1.2) billion for the years ended December 31, 2013, 2012, and 2011, respectively, consisting of: (a) $48.7 billion, $11.0 billion, and $(5.3) billion of net income (loss), respectively; and (b) $2.9 billion, $5.1 billion, and $4.0 billion of other comprehensive income, respectively. The other comprehensive income in these periods primarily related to fair value gains on our single-family non-agency mortgage-related available-for-sale securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity (Deficit)” for additional information regarding total other comprehensive income.
Segment Earnings
Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.
The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase and guarantee single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees. Segment Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront fees, less credit-related expenses, administrative expenses, allocated funding costs, and amounts related to net float benefits or expenses.
The Investments segment reflects results from three primary activities: (a) managing the company’s mortgage-related investments portfolio, excluding Multifamily segment investments; (b) managing the treasury function, including funding and liquidity, for the overall company; and (c) managing interest-rate risk for the overall company. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses. In addition, the Investments segment reflects changes in the fair value of the Multifamily segment investment securities, primarily CMBS, and held-for-sale loans that are associated with changes in interest rates.
The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Our primary business model is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. To a lesser extent, we provide guarantees of the payment of principal and interest on tax-exempt multifamily pass-through certificates backed by multifamily housing revenue bonds. In addition, we guarantee the payment of principal and interest on tax-exempt multifamily housing revenue bonds secured by low- and moderate-income multifamily mortgage loans. Segment Earnings for this segment consist primarily of the interest earned on assets related to multifamily investment activities and management and guarantee fee income, less credit-related expenses, administrative expenses, and allocated funding costs. In addition, the Multifamily segment reflects the impact of changes in fair value of our investment securities and held-for-sale loans associated with market factors other than changes in interest rates, such as liquidity and credit.
We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. The financial performance of our Single-family Guarantee segment and

69	Freddie Mac

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

The All Other category consists of material corporate level activities that are: (a) infrequent in nature; and (b) based on decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments reflect the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods. The All Other category also includes the deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward, the release of our valuation allowance against our net deferred tax assets, amounts related to the termination of our pension plan, and tax settlements, as applicable. Segment Earnings for the All Other category was $23.9 billion, $788 million, and $49 million for 2013, 2012, and 2011, respectively. Segment Earnings for the All Other category for 2013 reflects a benefit for federal income taxes that resulted from the release of our valuation allowance against our net deferred tax assets. Segment Earnings for the All Other category for 2012 primarily reflects an agreement in principle we reached with the IRS regarding litigation related to various uncertain tax positions. Based on the favorable resolution of the matters in dispute, the previously unrecognized tax benefits were reduced to zero in the fourth quarter of 2012. For more information regarding the litigation with the IRS, see “NOTE 17: LEGAL CONTINGENCIES — IRS Litigation.”
In presenting Segment Earnings, we make significant reclassifications among certain financial statement line items in order to reflect a measure of management and guarantee income on guarantees and a measure of net interest income on investments that is in line with how we manage our business. These include reclassifying certain credit guarantee-related activities and investment-related activities between various line items on our GAAP consolidated statements of comprehensive income. We also allocate certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments.
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
The table below provides information about our various segment mortgage and credit risk portfolios at December 31, 2013 and 2012. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”

70	Freddie Mac

Table 15 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios(1)

	December 31, 2013	December 31, 2012
	(in millions)
Segment mortgage portfolios:
Single-family Guarantee — Managed loan portfolio:(2)
Single-family unsecuritized mortgage loans(3)	$37,726	$53,333
Single-family Freddie Mac mortgage-related securities held by us	165,247	184,381
Single-family Freddie Mac mortgage-related securities held by third parties	1,361,972	1,335,393
Single-family other guarantee commitments(4)	19,872	13,798
Total Single-family Guarantee — Managed loan portfolio	1,584,817	1,586,905
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(5)	84,411	91,411
Freddie Mac mortgage-related securities	165,247	184,381
Non-agency mortgage-related securities	64,524	76,457
Non-Freddie Mac agency mortgage-related securities	16,889	23,675
Total Investments — Mortgage investments portfolio	331,071	375,924
Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage related securities held by us	2,787	2,382
Multifamily Freddie Mac mortgage related securities held by third parties	62,505	39,884
Multifamily other guarantee commitments(4)	9,288	9,657
Total Multifamily — Guarantee portfolio	74,580	51,923
Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	33,056	51,718
Multifamily unsecuritized loan portfolio	59,171	76,569
Total Multifamily — Mortgage investments portfolio	92,227	128,287
Total Multifamily portfolio	166,807	180,210
Less: Freddie Mac single-family and certain multifamily securities(6)	(168,034)	(186,763)
Total mortgage portfolio	$1,914,661	$1,956,276
Credit risk portfolios:(7)
Single-family credit guarantee portfolio:(2)
Single-family mortgage loans, on-balance sheet	$1,630,859	$1,621,774
Non-consolidated Freddie Mac mortgage-related securities	6,961	8,897
Other guarantee commitments(4)	19,872	13,798
Less: HFA initiative-related guarantees(8)	(4,051)	(6,270)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates(8)	(541)	(654)
Total single-family credit guarantee portfolio	$1,653,100	$1,637,545
Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet(9)	$59,615	$77,017
Non-consolidated Freddie Mac mortgage-related securities	64,848	41,819
Other guarantee commitments(4)	9,288	9,657
Less: HFA initiative-related guarantees(8)	(905)	(1,112)
Total multifamily mortgage portfolio	$132,846	$127,381

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.

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

(3)	Represents unsecuritized seriously delinquent single-family loans.

(4)	Represents the UPB of mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.

(5)
Excludes unsecuritized seriously delinquent single-family loans. The Single-family Guarantee segment earns management and guarantee fees associated with unsecuritized single-family loans in the Investments segment’s mortgage investments portfolio.

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

71	Freddie Mac

(7)	Represents the UPB of loans for which we present characteristics, delinquency data, and certain other statistics in this report. See “GLOSSARY” for further description.

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
Segment Earnings — Results
Single-Family Guarantee
The table below presents the Segment Earnings of our Single-family Guarantee segment.
Table 16 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Year Ended December 31,
	2013	2012	2011
	(dollars in millions)
Segment Earnings:
Net interest income (expense)	$320	$(147)	$(23)
Benefit (provision) for credit losses	1,409	(3,168)	(12,294)
Non-interest income:
Management and guarantee income	4,930	4,389	3,647
Other non-interest income	1,162	931	1,216
Total non-interest income	6,092	5,320	4,863
Non-interest expense:
Administrative expenses	(1,025)	(890)	(888)
REO operations income (expense)	124	(62)	(596)
Other non-interest expense	(712)	(393)	(321)
Total non-interest expense	(1,613)	(1,345)	(1,805)
Segment adjustments(2)	(694)	(832)	(699)
Segment Earnings (loss) before income tax (expense) benefit	5,514	(172)	(9,958)
Income tax (expense) benefit	282	8	(42)
Segment Earnings (loss), net of taxes	5,796	(164)	(10,000)
Total other comprehensive income (loss), net of taxes	49	(63)	30
Total comprehensive income (loss)	$5,845	$(227)	$(9,970)
Key metrics:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,644	$1,692	$1,801
Issuance — Single-family credit guarantees(3)	$435	$446	$305
Fixed-rate products — Percentage of purchases(4)	96%	96%	92%
Liquidation rate — Single-family credit guarantees(5)	28%	33%	24%
Average Management and Guarantee Rate (in bps):(6)
Segment Earnings management and guarantee income(7)	30.0	25.9	20.2
Guarantee fee charged on new acquisitions(8)	51.4	38.3	26.8
Credit:
Serious delinquency rate, at end of period	2.39%	3.25%	3.58%
REO inventory, at end of period (number of properties)	47,307	49,071	60,535
Single-family credit losses, in bps(9)	28.8	68.3	72.0
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(10)	$9,864	$9,930	$10,183
30-year fixed mortgage rate(11)	4.5%	3.4%	4.0%

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

(6)
Includes the effect of the legislated 10 basis point increase in guarantee fees that became effective April 1, 2012. 2013 also includes an additional across-the-board increase in guarantee fees that became effective in the fourth quarter of 2012. Also includes the effect of pricing adjustments that are based on the price performance of our PCs relative to comparable Fannie Mae securities.

72	Freddie Mac

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

(10)	Source: Federal Reserve Financial Accounts of the United States of America dated December 9, 2013. The outstanding amount for December 31, 2013 reflects the balance as of September 30, 2013.

(11)
Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Segment Earnings (loss) for our Single-family Guarantee segment improved to $5.8 billion in 2013 compared to $(0.2) billion in 2012, and $(10.0) billion in 2011. The improvement in 2013 was primarily due to a shift from provision for credit losses of $3.2 billion in 2012 to a benefit for credit losses of $1.4 billion in 2013 and increased management and guarantee income. The improvement in 2012, compared to 2011, was primarily due to a significant decline in Segment Earnings provision for credit losses.
Segment Earnings (loss) for the Single-family Guarantee segment is largely driven by management and guarantee fee income and the benefit (provision) for credit losses. The table below provides summary information about the composition of Segment Earnings (loss) for this segment, by guarantee and loan origination years, for 2013 and 2012.

73	Freddie Mac

Table 17 — Segment Earnings Composition — Single-Family Guarantee Segment

	Year Ended December 31, 2013
	Segment Earnings Management and Guarantee Income(1)		Credit-Related Benefit (Expense) (2)(3)
	Amount	Average Rate(4)	Amount	Average Rate(4)	Net Amount(5)
	(dollars in millions, rates in bps)
Year of origination:(5)
2013	$614	34.4	$(12)	(0.7)	$602
2012	845	32.5	(21)	(0.7)	824
2011	458	34.7	(19)	(1.4)	439
2010	422	34.5	(14)	(1.1)	408
2009	407	29.3	(17)	(1.2)	390
Subtotal - New single-family book	2,746	33.0	(83)	(1.0)	2,663
HARP and other relief refinance loans(6)	1,065	33.1	(563)	(16.7)	502
2005-2008 Legacy single-family book	774	23.3	1,826	60.5	2,600
Pre-2005 Legacy single-family book	345	21.7	353	20.2	698
Total	$4,930	30.0	$1,533	9.2	$6,463

Administrative expenses					(1,025)
Net interest income (expense)					320
Other non-interest income (expenses), net					38
Segment Earnings (loss), net of taxes					$5,796

	Year Ended December 31, 2012
	Segment Earnings Management and Guarantee Income(1)		Credit-Related Benefit (Expense) (2)
	Amount	Average Rate(4)	Amount	Average Rate(4)	Net Amount(5)
	(dollars in millions, rates in bps)
Year of origination:(5)
2012	$380	27.9	$(13)	(0.9)	$367
2011	610	32.0	(33)	(1.7)	577
2010	586	32.0	(61)	(3.3)	525
2009	672	29.9	(120)	(5.5)	552
Subtotal - New single-family book	2,248	30.6	(227)	(3.1)	2,021
HARP and other relief refinance loans(6)	601	24.8	(640)	(24.3)	(39)
2005-2008 Legacy single-family book	1,057	21.8	(2,440)	(54.3)	(1,383)
Pre-2005 Legacy single-family book	483	21.1	77	3.1	560
Total	$4,389	25.9	$(3,230)	(19.0)	$1,159

Administrative expenses					(890)
Net interest income (expense)					(147)
Other non-interest income (expenses), net					(286)
Segment Earnings (loss), net of taxes					$(164)

(1)
Reflects the monthly management and guarantee fees. Beginning in the fourth quarter of 2012, includes the net impact of buy-down transactions. Includes amortization of delivery and other upfront fees based on the original contractual maturity date of the related loans of $2.3 billion and $1.9 billion for 2013 and 2012, respectively. Includes the effect of the legislated 10 basis point increase in guarantee fees that became effective April 1, 2012. Results for 2013 also include an additional across-the-board increase in guarantee fees that became effective in the fourth quarter of 2012. Prior period information has been revised to conform with the current period presentation. See endnote (6) for further information.

(2)
Consists of the aggregate of the Segment Earnings benefit (provision) for credit losses and Segment Earnings REO operations income (expense). Historical rates of average credit-related benefit (expense) may not be representative of future results. Prior period information has been revised to conform with the current period presentation. See endnote (6) for further information.

(3)
Reflects our settlement agreements with certain sellers in 2013 for release of certain repurchase obligations primarily associated with loans in our Legacy single-family books in exchange for one-time cash payments.

(4)
Calculated as the amount of Segment Earnings management and guarantee income or credit-related benefit (expense), respectively, divided by the sum of the average carrying values of the single-family credit guarantee portfolio and the average balance of our single-family HFA initiative-related guarantees. Prior period information has been revised to conform with the current period presentation. See endnote (6) for further information.

74	Freddie Mac

(5)
Calculated as Segment Earnings management and guarantee income less credit-related benefit (expense). Prior period information has been revised to conform with the current period presentation. See endnote (6) for further information.

(6)
Segment Earnings management and guarantee income is presented by year of guarantee origination (except for HARP and other relief refinance loans), whereas credit-related benefit (expense) is presented based on year of loan origination. HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2013). All other refinance loans are presented in the year that the refinancing occurred. Prior period information has been revised to conform with the current period presentation.

We continue to maintain a consistent market presence by providing lenders with a constant source of liquidity for conforming mortgage products. Issuances of our guarantees were $435 billion and $446 billion in 2013 and 2012, respectively, and predominantly consisted of refinance mortgages, including HARP and other relief refinance loans. During 2013, refinancings comprised approximately 73% of our single-family purchase and issuance volume, compared with 82% in 2012 and 78% in 2011.
We refer to single-family loans we acquired beginning in 2009, excluding HARP and other relief refinance mortgages, as our New single-family book. We do not include relief refinance mortgages, including HARP loans, in our New single-family book, since underwriting procedures for relief refinance mortgages are limited, and, in many cases, do not include all of the changes in underwriting standards we have implemented since 2008. As a result, relief refinance mortgages generally reflect many of the credit risk attributes of the original loans (many of which were originated between 2005 and 2008).
Our New single-family book continues to represent an increasing share of our overall single-family guarantee portfolio and comprised 54% of this portfolio as of December 31, 2013. The New single-family book has low delinquency rates and credit losses. The serious delinquency rate for the New single-family book was 0.24% as of December 31, 2013 and its credit losses were $135 million in 2013, representing 3% of our credit losses. As of December 31, 2013, loans originated after 2008 have, on a cumulative basis, provided management and guarantee income that has exceeded the credit-related and administrative expenses associated with these loans. We expect this book to continue to be profitable for us over the long term. For more information on the composition of our single-family credit guarantee portfolio, see "Table 36 — Single-Family Credit Guarantee Portfolio Data by Year of Origination."
We executed three transactions during 2013 that transfer a mezzanine credit loss position on certain groups of loans in our New single-family book. These transactions were consistent with our 2013 Conservatorship Scorecard goal to demonstrate the viability of multiple types of risk transfer transactions involving single-family mortgages with at least $30 billion in aggregate UPB, subject to certain limitations. These transactions are intended to shift mortgage credit risk from us to private investors. These transactions consisted of two STACR debt note transactions as well as an additional risk transfer transaction using third-party insurance. In November 2013, FHFA announced that we had achieved this Scorecard objective. We will seek to expand and refine our offerings of credit risk transfer transactions in the future. For more information on our STACR debt note transactions, see "BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Credit Enhancements."
In 2013, we recognized credit-related benefits associated with our 2005-2008 Legacy single-family book largely due to: (a) improvements in home prices, which resulted in lower estimates of incurred losses; and (b) settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. However, on a cumulative basis, our management and guarantee income associated with guarantee issuances in 2005 through 2008 has not been adequate to cover the credit-related and administrative expenses associated with such loans, primarily due to the high rate of defaults on the loans originated in those years.
HARP and other relief refinance loans represent a significant portion of our single-family credit guarantee portfolio. Relief refinance mortgages (including HARP loans) generally present higher risk to us than other refinance loans we have purchased since 2009 because:

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

However, relief refinance mortgages (including HARP loans) generally have performed better than loans with similar characteristics remaining in our single-family credit guarantee portfolio that were originated prior to 2009. For information on the potential credit risks related to these loans, see "RISK MANAGEMENT — Credit Risk —Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program."
Segment Earnings management and guarantee income was $4.9 billion in 2013 compared to $4.4 billion 2012 and $3.6 billion in 2011. The improvement in 2013 compared to 2012 was primarily due to an increase in amortization of buy-down fees (which we began recording in the Single-family Guarantee segment during the fourth quarter of 2012). Segment Earnings management and guarantee income also benefited in 2013 from higher guarantee fees. At the direction of FHFA, we

75	Freddie Mac

implemented two across-the-board increases in guarantee fees in 2012. The average management and guarantee fee we charged for new acquisitions in 2013 was 51.4 basis points (including the legislated 10 basis point increase), compared to 38.3 basis points in 2012. The guarantee fee we charge on new acquisitions generally consists of a combination of delivery fees as well as a base monthly fee. The average guarantee fee charged on new acquisitions represents our expected guarantee fee rate over the estimated life of the related loans using certain assumptions for prepayments and other liquidations. We seek to issue guarantees with fee terms that we believe are commensurate with the risks assumed and that will, over the long-term: (a) provide management and guarantee fee income that exceeds our anticipated credit-related and administrative expenses on the underlying loans; and (b) provide a return on the capital that would be needed to support the related credit risk.
The improvement in Segment Earnings management and guarantee income in 2012 compared to 2011 was primarily due to an increase in amortization of both delivery fees and buy-down fees. We amortize these upfront fees based on the original contractual maturity date of the loan rather than the loan’s estimated life. As a result, the amount of Segment Earnings management and guarantee income we recognize related to upfront fees is lower in the initial years of a loan and increases during periods of high refinance or prepayment activity as unamortized upfront fees for loans are recognized in income when the loans are refinanced or prepaid.
Our Segment Earnings management and guarantee fee income is influenced by our PC price performance because we adjust our fees based on the relative price performance of our PCs compared to comparable Fannie Mae securities. A decline in security performance could negatively impact our segment financial results. See “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for K Certificates” for additional information.
In December 2013, FHFA announced a number of additional increases to our guarantee fee rates. In January 2014, FHFA announced that it was delaying the implementation of these changes.
The UPB of the Single-family Guarantee managed loan portfolio was $1.6 trillion at both December 31, 2013 and 2012. We expect the UPB of our single-family credit guarantee portfolio will be relatively unchanged at the end of 2014 compared to 2013. However, we believe that the recent increase in mortgage interest rates and potential further increases will result in a decline, which could be significant, in overall single-family mortgage originations. As a result, we expect our purchase volumes will likely decline, potentially significantly, during 2014. The expected decline in purchase volume is expected to be offset by a decline in prepayments resulting from higher mortgage interest rates.
The liquidation rate on our single-family credit guarantees was approximately 28%, 33%, and 24% for 2013, 2012, and 2011, respectively. Although the annualized liquidation rate remained high in 2013, it declined compared to 2012 primarily due to an increase in interest rates and lower refinancing activity.
Benefit (provision) for credit losses for the Single-family Guarantee segment was $1.4 billion in 2013, $(3.2) billion in 2012, and $(12.3) billion in 2011. The significant improvements in benefit (provision) for credit losses in 2013 and 2012 reflect: (a) declines in the volume of newly delinquent loans (largely due to a decline in our 2005-2008 Legacy single-family book); and (b) lower estimates of incurred losses largely resulting from the positive impact of an increase in national home prices. Assuming that all other factors remain the same, an increase in home prices can reduce the likelihood that loans will default and may also reduce the amount of credit losses on the loans that do default. Our benefit (provision) for credit losses in 2013 also reflects $1.7 billion of benefit related to settlement agreements with certain sellers for the release of repurchase obligations in exchange for one-time cash payments, primarily associated with our Legacy single-family books. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS - Seller/Servicers” for more information about these agreements.
The serious delinquency rate on our single-family credit guarantee portfolio was 2.39%, 3.25%, and 3.58% as of December 31, 2013, 2012, and 2011, respectively. Charge-offs, net of recoveries, associated with single-family loans were $4.9 billion, $11.6 billion, and $12.4 billion in 2013, 2012, and 2011, respectively. Our recoveries in 2013 and 2012 included approximately $2.8 billion and $0.7 billion, respectively, related to repurchase requests from our seller/servicers (including amounts related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments). Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio and HFA initiative-related guarantees were 28.8 basis points, 68.3 basis points, and 72.0 basis points for 2013, 2012 and 2011, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, serious delinquency rates, charge-offs, and our non-performing assets.
Other non-interest income for the Single-family Guarantee segment was $1.2 billion in 2013, compared to $0.9 billion in 2012 and $1.2 billion in 2011. The increase in 2013 was primarily due to higher compensatory fees assessed on servicers that failed to meet our timelines to complete a foreclosure of a loan. These compensatory fees increased to approximately $0.4 billion in 2013, compared to approximately $0.2 billion and $0.1 billion in 2012 and 2011, respectively. The decrease in other non-interest income in 2012 compared to 2011 was primarily due to: (a) income recognized in 2011 related to proceeds

76	Freddie Mac

received from certain repurchase settlements while no such income was recognized in 2012; and (b) lower recoveries related to loans impaired upon purchase in 2012.
REO operations income (expense) for the Single-family Guarantee segment was $124 million in 2013, compared to $(62) million in 2012, and $(596) million in 2011. The improvement in 2013 compared to 2012 was primarily due to: (a) a decline in REO property expenses associated with a lower number of REO properties; and (b) improving home prices in certain geographical areas with significant REO activity. The improvement in 2012 compared to 2011 was primarily due to improving home prices in certain geographical areas with significant REO activity, partially offset by lower recoveries on REO properties, primarily due to reduced recoveries from mortgage insurers and a decline in reimbursements of losses from seller/servicers associated with repurchase requests.
Our REO inventory (measured in number of properties) declined 4% and 19% in 2013 and 2012, respectively, primarily due to lower foreclosure activity as a result of our loss mitigation efforts and a declining amount of delinquent loans. Although there was an improvement in REO disposition severity during 2013 and 2012, the REO disposition severity ratios on sales of our REO inventory remain high as compared to periods before 2008. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.
Other non-interest expense for the Single-family Guarantee segment was $0.7 billion in 2013, compared to $0.4 billion in 2012 and $0.3 billion in 2011. The increase in 2013 and 2012, compared to the respective prior year, was primarily due to expenses related to the legislated 10 basis point increase to guarantee fees, which we implemented in April 2012. As of December 31, 2013, the cumulative total of amounts paid and due to Treasury related to this increase was $641 million, including $533 million for 2013.

77	Freddie Mac

Investments
The table below presents the Segment Earnings of our Investments segment.
Table 18 — Segment Earnings and Key Metrics — Investments(1)

	Year Ended December 31,
	2013	2012	2011
	(dollars in millions)
Segment Earnings:
Net interest income	$3,525	$5,726	$7,168
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	(974)	(1,831)	(1,833)
Derivative gains (losses)	6,806	1,970	(3,597)
Gains (losses) on trading securities	(1,588)	(1,755)	(993)
Gains (losses) on mortgage loans	(817)	303	529
Other non-interest income	9,612	2,741	1,437
Total non-interest income (loss)	13,039	1,428	(4,457)
Non-interest expense:
Administrative expenses	(523)	(430)	(398)
Other non-interest expense	349	(1)	(2)
Total non-interest expense	(174)	(431)	(400)
Segment adjustments(2)	1,037	799	661
Segment Earnings before income tax benefit	17,427	7,522	2,972
Income tax (expense) benefit	(825)	690	394
Segment Earnings, net of taxes	16,602	8,212	3,366
Total other comprehensive income, net of taxes	3,685	3,185	3,107
Comprehensive income	$20,287	$11,397	$6,473
Key metrics:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)
Mortgage-related securities(5)	$278,200	$308,698	$386,115
Non-mortgage-related investments(6)	97,070	98,176	97,519
Single-family unsecuritized loans(7)	88,827	97,951	94,894
Total average balances of interest-earning assets	$464,097	$504,825	$578,528
Return:
Net interest yield — Segment Earnings basis	0.76%	1.13%	1.24%

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
2013 vs. 2012
Segment Earnings for our Investments segment increased by $8.4 billion to $16.6 billion in 2013 compared to $8.2 billion in 2012, primarily due to increases in other non-interest income and derivative gains. Comprehensive income for our Investments segment increased by $8.9 billion to $20.3 billion in 2013 compared to $11.4 billion in 2012, primarily due to higher Segment Earnings.
During 2013, the UPB of the Investments segment mortgage investments portfolio decreased by 12%. We held $182.1 billion and $208.1 billion of agency securities, $64.5 billion and $76.5 billion of non-agency mortgage-related securities, and $84.4 billion and $91.4 billion of single-family unsecuritized mortgage loans at December 31, 2013 and 2012, respectively. The decline in UPB of agency securities is due mainly to liquidations. The decline in UPB of these non-agency mortgage-related securities is due mainly to the receipt of principal repayments from both the recoveries from liquidated loans and voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities, and sales during 2013. The decline in the UPB of single-family unsecuritized mortgage loans is primarily related to prepayments of mortgage loans held and the securitization of mortgage loans that we had purchased for cash, and includes the securitization of

78	Freddie Mac

reperforming loans and modified loans, partially offset by the addition of newly performing loans from the Single-family Guarantee segment. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” and “— Mortgage Loans” for additional information regarding our mortgage-related securities and mortgage loans.
Segment Earnings net interest income decreased by $2.2 billion and Segment Earnings net interest yield decreased by 37 basis points during 2013 compared to 2012. The primary drivers of the decreases were the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations coupled with purchases at lower yields. These factors were partially offset by lower funding costs primarily due to the replacement of debt at lower rates.
Segment Earnings non-interest income was $13.0 billion in 2013 compared to $1.4 billion in 2012. The improvement was primarily due to increases in other non-interest income and derivative gains and a decrease in net impairments of available-for-sale securities recognized in earnings, partially offset by losses on mortgage loans.
We recorded derivative gains for this segment of $6.8 billion during 2013 compared to $2.0 billion during 2012. The increase in derivative gains was primarily due to an increase in longer-term interest rates during 2013, compared to a decrease in longer-term interest rates during 2012, coupled with a change in the mix of our derivatives. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.
Net impairment of available-for-sale securities recognized in earnings in our Investments segment was $1.0 billion during 2013 compared to $1.8 billion during 2012. The decrease in net impairments was primarily due to improvements in forecasted home prices over the expected life of the available-for-sale securities during 2013. During 2013, the improvements in forecasted home prices were offset primarily by the impact of two changes: (a) the incorporation in the fourth quarter of 2013 of new information, which enhanced the assumptions used to estimate the contractual loan terms for certain modified loans collateralizing non-agency mortgage-related securities for which actual data about those terms was unavailable to the market; and (b) an increase in the population of available-for-sale securities in an unrealized loss position which we intend to sell. In the fourth quarter of 2012, we implemented the use of a third-party model, which enhanced our approach to estimating other-than-temporary impairments of our single-family non-agency mortgage-related securities. The decision to transition to a third-party model was made to increase the level of disaggregation for certain assumptions used in projecting cash flow estimates of these securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” as well as “NOTE 7: INVESTMENTS IN SECURITIES” for additional information on our impairments.
We recorded gains (losses) on trading securities of $(1.6) billion during 2013 compared to $(1.8) billion during 2012. The losses on trading securities during both periods were primarily due to the movement of securities with unrealized gains towards maturity.
We recorded gains (losses) on mortgage loans, primarily related to movements in interest rates on our multifamily held-for-sale loans, of $(817) million during 2013 compared to $303 million during 2012. The losses on mortgage loans during 2013 were primarily due to an increase in interest rates while the gains on mortgage loans during 2012 were due to a decline in interest rates.
We recorded other non-interest income for this segment of $9.6 billion during 2013 compared to $2.7 billion during 2012. The increase in other non-interest income primarily resulted from: (a) settlements associated with our investments in certain non-agency mortgage-related securities; (b) increased gains on sales of available-for-sale securities resulting from increased sales volume related to our 2013 Conservatorship Scorecard goal to sell 5% of less liquid mortgage-related assets, as well as sales of agency REMIC securities; and (c) increased gains on the retirement of other debt largely due to higher premiums held on the debt that was called in 2013. The gains on sales of available-for-sale securities includes the estimated amount of gains on sales of Multifamily segment CMBS attributed to changes in interest rates. For information on the settlement agreements, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
We recorded a benefit in other non-interest expense for this segment of $349 million during 2013 compared to an expense of $1 million in 2012. The benefit in 2013 resulted from an adjustment of $350 million to expected recoveries of our short-term lending receivable related to a settlement with Lehman Brothers Holdings Inc. in February 2014. For information on this settlement, see "NOTE 17: LEGAL CONTINGENCIES.”
Our Investments segment’s other comprehensive income was $3.7 billion during 2013 compared to $3.2 billion during 2012. The increase in other comprehensive income was primarily due to higher fair values on our single-family non-agency mortgage-related securities, as these securities were affected by spread tightening in 2013, partially offset by losses on our agency mortgage-related securities resulting from the increase in long-term interest rates. Changes in fair value of the Multifamily segment investment securities, excluding impacts from the changes in interest rates, which are included in the Investments segment, are reflected in the Multifamily segment.
2012 vs. 2011
Segment Earnings for our Investments segment increased by $4.8 billion to $8.2 billion in 2012 compared to $3.4 billion in 2011, primarily due to derivative gains during 2012 versus derivative losses during 2011. Comprehensive income for our Investments segment increased by $4.9 billion to $11.4 billion in 2012, compared to $6.5 billion in 2011, primarily due to

79	Freddie Mac

higher Segment Earnings. Other comprehensive income was relatively unchanged in 2012 compared to 2011, as higher gains on our non-agency mortgage-related securities were largely offset by the impact of a smaller decline in interest rates and less spread tightening on our agency securities.
During 2012, the UPB of the Investments segment mortgage investments portfolio decreased by 16%. We held $208.1 billion and $253.6 billion of agency securities, $76.5 billion and $86.5 billion of non-agency mortgage-related securities, and $91.4 billion and $109.2 billion of single-family unsecuritized mortgage loans at December 31, 2012 and 2011, respectively. The decline in UPB of agency securities is due mainly to liquidations. The decline in UPB of these non-agency mortgage-related securities is due mainly to the receipt of principal repayments from both the recoveries from liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities. The decline in the UPB of single-family unsecuritized mortgage loans is primarily related to our securitization of mortgage loans that we had purchased for cash. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” and “— Mortgage Loans” for additional information regarding our mortgage-related securities and mortgage loans.
Segment Earnings net interest income decreased $1.4 billion, and Segment Earnings net interest yield decreased 11 basis points during 2012 compared to 2011. The primary driver of the decreases was the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations, partially offset by lower funding costs primarily due to the replacement of debt at lower rates.
Segment Earnings non-interest income (loss) was $1.4 billion in 2012 compared to $(4.5) billion in 2011. This improvement was primarily due to derivative gains during 2012 versus derivative losses during 2011 and an increase in other non-interest income, partially offset by an increase in losses on trading securities.
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
Impairments recorded in our Investments segment were $1.8 billion during both 2012 and 2011. In the fourth quarter of 2012 we implemented the use of a third-party model, which enhanced our approach to estimating other-than-temporary impairments of our single-family non-agency mortgage-related securities as discussed above. Absent the adverse impact from the implementation of the third-party model, our 2012 impairments were otherwise positively impacted by improvements in forecasted home prices over the expected life of the available-for-sale securities and lower interest rates, resulting in a benefit from expected structural credit enhancements on the securities.
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
We recorded gains (losses) on mortgage loans of $303 million during 2012, compared to $529 million during 2011. The gains on mortgage loans during both periods were primarily due to declines in interest rates.
Other non-interest income (loss) for this segment was $2.7 billion during 2012 compared to $1.4 billion during 2011. The improvement in other non-interest income was primarily due to an increase in amortization income related to premiums on debt securities of consolidated trusts held by third parties. This amortization income increased due to additional prepayments on the debt securities of consolidated trusts held by third parties due in part to the low interest rate environment and an increase in basis adjustments. Basis adjustments related to these debt securities of consolidated trusts held by third parties are generated through the securitization and sale of retained mortgage loans or sales of Freddie Mac mortgage-related securities from our mortgage-related investments portfolio.
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

80	Freddie Mac

Multifamily
The table below presents the Segment Earnings of our Multifamily segment.
Table 19 — Segment Earnings and Key Metrics — Multifamily(1)

	Year Ended December 31,
	2013	2012	2011
	(dollars in millions)
Segment Earnings:
Net interest income	$1,186	$1,291	$1,200
Benefit for credit losses	218	123	196
Non-interest income:
Management and guarantee income	206	151	127
Net impairment of available-for-sale securities recognized in earnings	(15)	(123)	(353)
Gains on mortgage loans	481	707	300
Other non-interest income	648	363	128
Total non-interest income	1,320	1,098	202
Non-interest expense:
Administrative expenses	(257)	(241)	(220)
REO operations income (expense)	16	3	11
Other non-interest expense	(24)	(129)	(69)
Total non-interest expense	(265)	(367)	(278)
Segment Earnings before income tax benefit (expense)	2,459	2,145	1,320
Income tax benefit (expense)	(81)	1	(1)
Segment Earnings, net of taxes	2,378	2,146	1,319
Total other comprehensive income (loss), net of taxes	(923)	1,935	899
Total comprehensive income	$1,455	$4,081	$2,218
Key metrics:
Balances and Volume:
Average balance of Multifamily unsecuritized loan portfolio	$69,583	$80,826	$83,593
Average balance of Multifamily guarantee portfolio	$63,689	$43,247	$29,861
Average balance of Multifamily investment securities portfolio	$44,226	$54,992	$61,296
Multifamily new business activity(2)	$25,872	$28,774	$20,325
Multifamily units financed from new business activity(2)	387,940	435,653	311,046
Multifamily K Certificate transactions — guaranteed portion	$23,696	$17,922	$11,722
Multifamily K Certificate transactions — unguaranteed portion(3)	$4,340	$3,281	$1,936
Yield and Rate:
Net interest yield — Segment Earnings basis	1.03%	0.95%	0.83%
Average Management and guarantee fee rate, in bps:(4)
K Certificate guarantees	19.7	19.0	21.2
All other guarantees	74.8	68.4	62.7
Total	31.8	35.6	42.4
Credit:
Delinquency rate:
Credit-enhanced loans, at period end	0.11%	0.36%	0.52%
Non-credit-enhanced loans, at period end	0.07%	0.10%	0.11%
Total delinquency rate, at period end(5)	0.09%	0.19%	0.22%
Allowance for loan losses and reserve for guarantee losses, at period end	$151	$382	$545
Credit losses, in bps(6)	0.9	2.8	6.3
REO inventory, at net carrying value	$10	$64	$133
REO inventory, at period end (number of properties)	1	6	20

(1)
For reconciliations of Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”

(2)	Represents loan purchases and issuances of other guarantee commitments and Other Structured Securities. Excludes Other Guarantee Transactions.

(3)	Represents subordinated securities (i.e., CMBS), which are not issued or guaranteed by us.

(4)
Represents Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees for each category, divided by the sum of the average UPB of the related category of guarantee. The average UPB of the all other guarantees category includes the average UPB associated with HFA initiative-related guarantees, excluding certain bonds under the NIBP.

81	Freddie Mac

(5)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for information on our reported multifamily delinquency rate.

(6)
Calculated as the amount of multifamily credit losses (gains) divided by the sum of the average carrying value of our multifamily loans (on-balance sheet) and the average balance of the multifamily guarantee portfolio, including multifamily HFA initiative-related guarantees.

Segment Earnings for our Multifamily segment was $2.4 billion in 2013, compared to $2.1 billion in 2012 and $1.3 billion in 2011. The increase in 2013 was primarily due to increased non-interest income and increased benefit for credit losses, while the increase in 2012 was mainly due to increased non-interest income.
Comprehensive income for our Multifamily segment was $1.5 billion and $4.1 billion for 2013 and 2012, respectively, and consisted of: (a) Segment Earnings of $2.4 billion and $2.1 billion, respectively; and (b) $(0.9) billion and $1.9 billion of total other comprehensive income (loss), respectively. Total other comprehensive loss for our Multifamily segment in 2013 was primarily related to the realization of fair value gains in current period Segment Earnings that were previously deferred in AOCI associated with certain available-for-sale securities that were sold during 2013. Total other comprehensive income for our Multifamily segment in 2012 was mainly due to an increase in the fair value of available-for-sale CMBS, which was driven by favorable non-interest rate-related market spread movements.
In 2013, we continued to provide liquidity to the multifamily market and support affordable rental housing by acquiring and securitizing mortgages secured by nearly 1,600 properties amounting to nearly 388,000 rental units. Between 2009 and 2013, we sold $71.5 billion in UPB of multifamily loans through 56 K Certificate transactions, which represented approximately $61.0 billion in Other Guarantee Transactions that we issued and guaranteed, and $10.5 billion in unguaranteed private-label bonds (i.e., CMBS). The vast majority of the apartments we financed in 2013 were affordable to low and moderate income families.
We met the 2013 Conservatorship Scorecard goal of reducing our new multifamily business volume by at least 10% as compared to 2012 levels. As a result, our multifamily new business activity declined to $25.9 billion in 2013 compared to $28.8 billion for 2012. In addition to managing our new business volume, we experienced increased competition from other market participants and, as a result, we believe that our portion of new business in the multifamily market declined during 2013.
We sold $28.3 billion in UPB of multifamily loans in 2013 primarily through K Certificate transactions compared to $20.8 billion in 2012. The UPB of the total multifamily portfolio declined to $166.8 billion as of December 31, 2013 from $180.2 billion as of December 31, 2012, primarily due to the sale of available-for-sale CMBS related to our 2013 Conservatorship Scorecard goal to sell 5% of less liquid mortgage-related assets, and liquidations of our multifamily loan portfolio and investment securities. This decline was partially offset by an increase in our multifamily guarantee portfolio resulting from our issuance of K Certificates.
While we had a record level of Multifamily Segment Earnings in 2013, this is not sustainable over the long-term. Our recent financial results have benefited significantly from the strength of the multifamily market in the last several years, gains on sales of mortgage loans from our securitization activity as well as gains on sales of CMBS investments. Consistent with the 2013 Conservatorship Scorecard, we had significant sales of our CMBS during 2013. These sales, combined with principal repayments on CMBS and unsecuritized mortgage loans, reduced the size of the Multifamily investments portfolio and resulted in a decline in our Segment Earnings net interest income in 2013. These and any other significant strategy changes, either from management, FHFA, or Treasury, could have an adverse impact on the future earnings of our Multifamily segment.
Segment Earnings net interest income was $1.2 billion in 2013 compared to $1.3 billion in 2012 and $1.2 billion in 2011. The decrease in 2013 was primarily due to lower average balances of the multifamily loan and investment securities portfolios. The increase in 2012 was primarily due to the cumulative effect of new business volumes since 2008, which have higher yields relative to allocated funding costs compared to pre-2008 volumes.
Segment Earnings non-interest income was $1.3 billion, $1.1 billion, and $0.2 billion in 2013, 2012 and 2011, respectively. The increase in 2013 compared to 2012 was primarily due to higher other non-interest income which resulted from increased gains on sale of $12.4 billion in UPB of available-for-sale CMBS discussed above. This increase was partially offset by a decrease in gains on mortgage loans due to less favorable non-interest rate-related market movements during 2013 compared to 2012. The increase in 2012 compared to 2011 was mainly due to: (a) higher gains on mortgage loans resulting from favorable non-interest rate-related market movements during 2012; and (b) lower impairments on available-for-sale securities compared to 2011, which reflects improvement in the performance of the underlying collateral.
Segment Earnings management and guarantee income increased to $206 million in 2013, compared to $151 million in 2012, and $127 million in 2011. The increase in both 2013 and 2012 was primarily due to the higher average balance of the multifamily guarantee portfolio, which was primarily due to increased issuances of K Certificates. However, the average total management and guarantee fee rate on our multifamily guarantee portfolio declined to 31.8 basis points in 2013 from 35.6 basis points in 2012 and 42.4 basis points in 2011. These declines primarily reflect the increased issuances of guaranteed K Certificates during recent periods, which have lower fees than our other multifamily guarantee activities as a result of our limited credit risk exposure due to the use of subordination.

82	Freddie Mac

Segment Earnings benefit for credit losses was $218 million, $123 million and $196 million in 2013, 2012 and 2011 respectively. The continued recognition of benefit for credit losses was primarily due to an improvement in the expected performance of the underlying loans.
As a result of our prudent underwriting standards and practices, and the continued positive multifamily market fundamentals, the credit quality of the multifamily mortgage portfolio remains strong. Multifamily credit losses as a percentage of the combined average balance of our multifamily loan and guarantee portfolios were 0.9 basis points, 2.8 basis points, and 6.3 basis points in 2013, 2012 and 2011, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for further information about the credit performance of our multifamily mortgage portfolio.
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
The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which consisted primarily of restricted cash and cash equivalents and securities purchased under agreements to resell at December 31, 2013. These short-term assets related to our consolidated VIEs decreased by $18.2 billion from December 31, 2012 to December 31, 2013, primarily due to a decrease in the level of refinancing activity.
Excluding amounts related to our consolidated VIEs, we held $11.3 billion and $8.5 billion of cash and cash equivalents (including non-interest bearing deposits of $7.2 billion and $7.3 billion at the Federal Reserve Bank of New York), no federal funds sold, and $59.2 billion and $18.3 billion of securities purchased under agreements to resell at December 31, 2013 and 2012, respectively. The increase in these liquid assets at December 31, 2013 compared to December 31, 2012 was due in part to the concern that the U.S. would exhaust its borrowing authority under the statutory debt limit.
Excluding amounts related to our consolidated VIEs, we held on average $22.6 billion and $24.5 billion of cash and cash equivalents and $55.7 billion and $27.6 billion of federal funds sold and securities purchased under agreements to resell during the three and twelve months ended December 31, 2013, respectively. The larger average balance during the fourth quarter of 2013 of federal funds sold and securities purchased under agreements to resell was primarily due to our obligation to pay to Treasury the significant senior preferred stock dividend at the end of 2013.
For information regarding our liquidity management practices and policies, see “LIQUIDITY AND CAPITAL RESOURCES.”
Investments in Securities
The two tables below provide detail regarding our investments in securities as of December 31, 2013, 2012, and 2011. The tables do not include our holdings of single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 15 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

83	Freddie Mac

Table 20 — Investments in Available-For-Sale Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
December 31, 2013
Available-for-sale mortgage-related securities:
Freddie Mac	$39,001	$1,847	$(189)	$40,659
Fannie Mae	10,140	660	(3)	10,797
Ginnie Mae	149	18	—	167
CMBS	29,151	1,524	(337)	30,338
Subprime	29,897	382	(2,780)	27,499
Option ARM	6,617	338	(381)	6,574
Alt-A and other	8,322	526	(142)	8,706
Obligations of states and political subdivisions	3,533	23	(61)	3,495
Manufactured housing	629	61	(6)	684
Total investments in available-for-sale mortgage-related securities	$127,439	$5,379	$(3,899)	$128,919

December 31, 2012
Available-for-sale mortgage-related securities:
Freddie Mac	$53,965	$4,602	$(52)	$58,515
Fannie Mae	14,183	1,099	(2)	15,280
Ginnie Mae	183	26	—	209
CMBS	47,606	3,882	(181)	51,307
Subprime	35,503	83	(9,129)	26,457
Option ARM	7,454	48	(1,785)	5,717
Alt-A and other	11,861	244	(1,201)	10,904
Obligations of states and political subdivisions	5,647	154	(3)	5,798
Manufactured housing	716	24	(31)	709
Total investments in available-for-sale mortgage-related securities	$177,118	$10,162	$(12,384)	$174,896

December 31, 2011
Available-for-sale mortgage-related securities:
Freddie Mac	$74,711	$6,429	$(48)	$81,092
Fannie Mae	19,023	1,303	(4)	20,322
Ginnie Mae	219	30	—	249
CMBS	53,637	2,574	(548)	55,663
Subprime	41,347	60	(13,408)	27,999
Option ARM	9,019	15	(3,169)	5,865
Alt-A and other	13,659	32	(2,812)	10,879
Obligations of states and political subdivisions	7,782	108	(66)	7,824
Manufactured housing	820	6	(60)	766
Total investments in available-for-sale mortgage-related securities	$220,217	$10,557	$(20,115)	$210,659

84	Freddie Mac

Table 21 — Investments in Trading Securities

	December 31,
	2013	2012	2011
	(in millions)
Trading mortgage-related securities:
Freddie Mac	$9,349	$10,354	$16,047
Fannie Mae	7,180	10,338	15,165
Ginnie Mae	98	131	156
Other	141	156	164
Total trading mortgage-related securities	16,768	20,979	31,532
Trading non-mortgage-related securities:
Asset-backed securities	—	292	302
Treasury bills	2,254	1,160	100
Treasury notes	4,382	19,061	24,712
FDIC-guaranteed corporate medium-term notes	—	—	2,184
Total trading non-mortgage-related securities	6,636	20,513	27,298
Total fair value of investments in trading securities	$23,404	$41,492	$58,830

Non-Mortgage-Related Securities
Our investments in non-mortgage-related securities provide an additional source of liquidity. We held investments in non-mortgage-related securities with a fair value of $6.6 billion and $20.5 billion as of December 31, 2013 and 2012, respectively. While our investments in non-mortgage-related securities declined at December 31, 2013 compared to December 31, 2012, our other liquid assets increased. For more information on liquid assets, see "Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell."
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
The table below provides the UPB of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets. The table below does not include our holdings of our own single-family PCs and certain Other Guarantee Transactions. For further information on our holdings of such securities, see “Table 15 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

85	Freddie Mac

Table 22 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	December 31, 2013			December 31, 2012
	Fixed Rate	Variable Rate(1)	Total	Fixed Rate	Variable Rate(1)	Total
	(in millions)
Freddie Mac mortgage-related securities:(2)
Single-family	$38,472	$4,401	$42,873	$50,979	$7,256	$58,235
Multifamily	1,318	1,469	2,787	750	1,632	2,382
Total Freddie Mac mortgage-related securities	39,790	5,870	45,660	51,729	8,888	60,617
Non-Freddie Mac mortgage-related securities:
Agency securities:(3)
Fannie Mae:
Single-family	7,240	9,421	16,661	10,864	12,518	23,382
Multifamily	3	—	3	35	49	84
Ginnie Mae:
Single-family	150	78	228	202	91	293
Multifamily	15	—	15	15	—	15
Total Non-Freddie Mac agency securities	7,408	9,499	16,907	11,116	12,658	23,774
Non-agency mortgage-related securities:
Single-family:(4)
Subprime	116	39,583	39,699	311	44,086	44,397
Option ARM	—	10,426	10,426	—	12,012	12,012
Alt-A and other	1,417	9,594	11,011	1,774	13,036	14,810
CMBS	13,069	16,254	29,323	17,657	30,300	47,957
Obligations of states and political subdivisions(5)	3,524	14	3,538	5,637	19	5,656
Manufactured housing	577	201	778	741	121	862
Total non-agency mortgage-related securities(6)	18,703	76,072	94,775	26,120	99,574	125,694
Total UPB of mortgage-related securities	$65,901	$91,441	157,342	$88,965	$121,120	210,085
Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(14,036)			(13,922)
Net unrealized gains (losses) on mortgage-related securities, pre-tax			2,381			(288)
Total carrying value of mortgage-related securities			$145,687			$195,875

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

(4)	For information about how these securities are rated, see ‘‘Table 28 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.’’

(5)
Consists of housing revenue bonds. Approximately 28% and 36% of these securities held at December 31, 2013 and 2012, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

(6)
Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 16% and 21% of total non-agency mortgage-related securities held at December 31, 2013 and 2012, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

The table below provides the UPB and fair value of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets.

86	Freddie Mac

Table 23 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	December 31, 2013		December 31, 2012
	UPB	Fair Value	UPB	Fair Value
	(in millions)
Agency pass-through securities(1)	$12,951	$13,867	$17,614	$19,125
Other agency securities:
Interest-only securities(2)	—	1,966	—	2,023
Principal-only securities(3)	2,724	2,252	2,291	2,169
Inverse floating-rate securities(4)	1,594	2,280	2,804	4,106
Other Structured Securities(5)	45,298	47,885	61,682	67,404
Total agency securities	62,567	68,250	84,391	94,827
Non-agency securities(6)	94,775	77,437	125,694	101,048
Total mortgage-related securities	$157,342	$145,687	$210,085	$195,875

(1)	Represents an undivided beneficial interest in trusts that hold pools of mortgages.

(2)
Represents securities where the holder receives only the interest cash flows. Includes $0.6 billion and $0.5 billion in fair value at December 31, 2013 and 2012, respectively, consisting of our K Certificates that we issued and guarantee in Other Guarantee Transactions.

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

(5)	Includes REMICs and Other Structured Securities. See “GLOSSARY” for more information on these securities.

(6)	Includes fair values of $2 million and $3 million of interest-only securities at December 31, 2013 and 2012, respectively.
The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $210.1 billion at December 31, 2012 to $157.3 billion at December 31, 2013, while the fair value of these investments decreased from $195.9 billion at December 31, 2012 to $145.7 billion at December 31, 2013. The reduction in UPB of agency mortgage-related securities primarily resulted from liquidations. The reduction in non-agency mortgage-related securities is due to the receipt of principal repayments from both the recoveries from liquidated loans and voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities, and sales, consistent with our efforts to reduce the size of our mortgage-related investments portfolio, as described in “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
The table below summarizes our mortgage-related securities purchase activity for 2013, 2012, and 2011.

87	Freddie Mac

Table 24 — Mortgage-Related Securities Purchase Activity(1)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Non-Freddie Mac mortgage-related securities purchased for resecuritization:(2)
Ginnie Mae Certificates	$26	$21	$77
Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	4,251	—	5,835
Variable-rate	50	170	2,297
Total agency securities	4,301	170	8,132
Non-agency mortgage-related securities:
CMBS:(3)
Fixed-rate	30	10	14
Variable-rate	65	69	179
Total non-agency mortgage-related securities	95	79	193
Total non-Freddie Mac mortgage-related securities purchased as investments in securities	4,396	249	8,325
Total non-Freddie Mac mortgage-related securities purchased	$4,422	$270	$8,402
Freddie Mac mortgage-related securities purchased:
Single-family:
Fixed-rate	$94,608	$49,607	$94,543
Variable-rate	885	3,542	5,057
Multifamily:
Fixed-rate	—	119	355
Variable-rate	—	—	117
Total Freddie Mac mortgage-related securities purchased	$95,493	$53,268	$100,072
Mortgage-related securities purchased for Other Guarantee Transactions(4)	$23,696	$17,908	$11,527

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled.

(2)	Excludes tax-exempt multifamily housing revenue bonds for securitization in guarantee swap transactions.

(3)	Consists of our purchases of subordinated tranches issued in K Certificate transactions.

(4)	Primarily consists of purchases of mortgage-related securities backed by Freddie Mac underwritten loans for the subsequent issuances of multifamily K Certificates.
The purchases of Freddie Mac mortgage-related securities that we made during 2013, as reflected in the table above, primarily consisted of purchases of single-family PCs related to our investment activities. Our purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets. For more information, see “BUSINESS — Our Business Segments — Investments Segment — Market Presence and PC Support Activities” and “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for K Certificates.”
Unrealized Losses on Available-For-Sale Mortgage-Related Securities
At December 31, 2013, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $3.9 billion, compared to $12.4 billion at December 31, 2012. The decrease was largely the result of fair value gains related to our investments in single-family non-agency mortgage-related securities, primarily due to the impact of spread tightening and the movement of these securities with unrealized losses towards maturity. We believe the unrealized losses related to these securities at December 31, 2013 were mainly attributable to poor underlying collateral performance, limited liquidity and risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.
Higher-Risk Components of Our Investments in Mortgage-Related Securities
As discussed below, we have exposure to subprime, option ARM, interest-only, and Alt-A and other loans as part of our investments in mortgage-related securities as follows:

•	Single-family non-agency mortgage-related securities: We hold non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans.

88	Freddie Mac

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
Table 25 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics(1)

	As of
	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012
	(dollars in millions)
UPB:
Subprime first lien(2)	$39,417	$40,491	$41,608	$42,998	$44,066
Option ARM	10,426	10,755	11,190	11,617	12,012
Alt-A(3)	9,147	9,866	11,118	12,243	12,634
Gross unrealized losses, pre-tax:(4)
Subprime first lien(2)	$2,779	$4,666	$5,281	$6,085	$9,128
Option ARM	381	619	635	1,226	1,785
Alt-A(3)	135	304	579	781	1,093
Present value of expected future credit losses:(5)
Subprime first lien (2)	$6,299	$3,575	$4,047	$6,195	$7,159
Option ARM	1,802	1,683	2,094	2,896	3,542
Alt-A (3)	1,165	1,149	1,338	1,450	1,739
Collateral delinquency rate:(6)
Subprime first lien(2)	35%	36%	37%	38%	39%
Option ARM	32	33	34	36	38
Alt-A(3)	22	22	22	22	23
Average credit enhancement:(7)
Subprime first lien(2)	9%	10%	12%	14%	15%
Option ARM	—	—	1	2	3
Alt-A(3)	—	1	3	4	4
Cumulative collateral loss:(8)
Subprime first lien(2)	30%	29%	29%	27%	26%
Option ARM	24	24	23	22	21
Alt-A(3)	13	13	12	11	10

(1)
See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities. The book and fair values of our mortgage-related securities and the information in this table were not affected by the settlement amounts we received in 2013 related to our investments in certain non-agency mortgage-related securities. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”

(2)
Excludes non-agency mortgage-related securities backed exclusively by subprime second liens. Certain securities identified as subprime first lien may be backed in part by subprime second-lien loans, as the pools of loans underlying these securities were permitted to include a small percentage of subprime second-lien loans.

(3)	Excludes non-agency mortgage-related securities backed by other loans, which primarily consist of securities backed by home equity lines of credit.

(4)	Represents the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.

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

89	Freddie Mac

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

For purposes of our cumulative credit deterioration analysis, our estimate of the present value of expected future credit losses on our available-for-sale non-agency mortgage-related securities decreased to $9.7 billion at December 31, 2013 from $13.2 billion at December 31, 2012. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decrease in the present value of expected future credit losses was primarily driven by: (a) improvements in forecasted home prices over the expected life of our available-for-sale securities; and (b) realized cash shortfalls. The decrease in the present value of expected future credit losses was offset by the incorporation in the fourth quarter of 2013 of new information, which enhanced the assumptions used to estimate the contractual loan terms for certain modified loans collateralizing non-agency mortgage-related securities for which actual data about those terms was unavailable to the market. This enhancement resulted in a lower net present value of projected cash flows on our non-agency mortgage-related securities and increased our net other-than-temporary impairments recognized in earnings by $0.7 billion.
The investments in non-agency mortgage-related securities we hold backed by subprime, option ARM, and Alt-A loans were generally structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in the aggregate. During 2013, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying collateral. As of December 31, 2013, on an average basis, the structural credit enhancements on our securities backed by option ARM and certain Alt-A loans have been more than fully depleted. We have also determined that there is substantial uncertainty surrounding certain bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. For more information, see "Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities." For more information on bond insurance coverage, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”
Since the beginning of 2007, we have incurred actual principal cash shortfalls of $3.7 billion on impaired available-for-sale non-agency mortgage-related securities, including $152 million and $955 million related to the three and twelve months ended December 31, 2013, respectively. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures.
The table below provides principal repayment and cash shortfall information for our investments in non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans.
Table 26 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans(1)

	Three Months Ended
	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012
	(in millions)
Principal repayments and cash shortfalls:(2)
Subprime:
Principal repayments	$1,021	$1,048	$1,087	$1,065	$1,106
Principal cash shortfalls	8	35	15	14	7
Option ARM:
Principal repayments	$192	$226	$239	$217	$239
Principal cash shortfalls	100	161	188	178	226
Alt-A and other:
Principal repayments	$324	$418	$418	$385	$423
Principal cash shortfalls	43	51	74	84	81

(1)
See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities. The book and fair values of our mortgage-related securities and the information in this table were not affected by the settlement amounts we received in 2013 related to our investments in certain non-agency mortgage-related securities. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”

(2)
In addition to the contractual interest payments, we receive principal repayments from both the recoveries from liquidated loans and voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

90	Freddie Mac

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
Table 27 — Net Impairment of Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Net Impairment of Available-For-Sale Securities Recognized in Earnings
	Three Months Ended
	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012
	(in millions)
Subprime:(1)
2006 & 2007	$1,141	$4	$12	$27	$591
Other years	26	41	1	6	24
Total subprime	1,167	45	13	33	615
Option ARM:
2006 & 2007	26	1	4	—	306
Other years	15	11	1	—	122
Total option ARM	41	12	5	—	428
Alt-A:
2006 & 2007	4	1	1	—	37
Other years	54	64	24	—	100
Total Alt-A	58	65	25	—	137
Other loans	30	1	—	—	—
Total subprime, option ARM, Alt-A and other loans	1,296	123	43	33	1,180
CMBS	1	3	—	10	58
Manufactured housing	—	—	1	—	1
Total available-for-sale mortgage-related securities	$1,297	$126	$44	$43	$1,239

(1)	Includes all first and second liens.
We recorded net impairment of available-for-sale securities recognized in earnings of $1.3 billion and $1.5 billion during the three and twelve months ended December 31, 2013, respectively, compared to $1.2 billion and $2.2 billion during the three and twelve months ended December 31, 2012, respectively.
We review our investments in available-for-sale securities that are in an unrealized loss position to determine which securities, if any, we intend to sell, given market conditions and other information as of the balance sheet date. For any available-for-sale security for which we concluded we had the intent to sell as of December 31, 2013, we recorded the unrealized loss as a net impairment of available-for-sale securities recognized in earnings. The intent to sell population is determined using management judgment based on a variety of factors, including economics and other considerations and, in the case of single-family non-agency mortgage-related securities, whether such securities are subject to FHFA-led lawsuits or other loss mitigation measures. During the three and twelve months ended December 31, 2013, we recorded net impairment of available-for-sale securities recognized in earnings of $434 million and $568 million, respectively, due to our intent to sell certain securities. We recorded the remaining impairments because our estimate of the present value of expected future credit losses on certain individual available-for-sale securities increased during the period. The securities that we have the intent to sell are based on our current operational plans, models and strategies. If there is a change in our operational plans, models or strategies, it could change the population of securities we intend to sell and thereby have a potentially significant impact on earnings. For more information, including information regarding model changes or enhancements related to impairments implemented in the fourth quarters of 2013 and 2012, see "CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Investment Securities-Related Activities" and “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities.”
While it is reasonably possible that collateral losses on our available-for-sale securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at December 31, 2013. Based on our conclusion that we do not intend to sell our remaining available-for-sale securities that are in an unrealized loss position (other than those securities noted above) and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at December 31, 2013 and have recorded these unrealized losses in AOCI.

91	Freddie Mac

The credit performance of loans underlying our holdings of non-agency mortgage-related securities has declined since 2007 and, although it has stabilized in recent periods, it remains weak. This decline has been particularly severe for subprime, option ARM, and Alt-A and other loans. Our investments in non-agency mortgage-related securities have been negatively affected by high unemployment, a large inventory of seriously delinquent mortgage loans and unsold homes, tight credit conditions, and weak consumer confidence. In addition, the loans which serve as collateral for the securities we hold have significantly greater concentrations in the states that have undergone the greatest economic stress during the housing crisis that began in 2006, such as California and Florida. Loans in these states are more likely to become seriously delinquent and the credit losses associated with such loans are likely to be higher than in other states.
Our assessments concerning other-than-temporary impairment require significant judgment and the use of models, and are subject to potentially significant change as conditions evolve. In addition, changes in the performance of the individual securities and in mortgage market conditions may also affect our impairment assessments. Depending on the structure of the individual mortgage-related security and our estimate of collateral losses relative to the amount of credit support expected to be available for the tranches we own, a change in collateral loss estimates can have a disproportionate impact on the loss estimate for the security. Additionally, servicer performance, loan modification programs and backlogs, and various forms of government intervention in the housing market can significantly affect the performance of these securities, including the timing of loss recognition of the underlying loans and thus the timing of losses we recognize on our securities. Impacts related to changes in interest rates may also affect our losses due to the structural credit enhancements on our investments in non-agency mortgage-related securities. The lengthening of the foreclosure timelines that has occurred in recent years can also affect our losses. For example, while defaulted loans remain in the trusts prior to completion of the foreclosure process, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments, rather than absorbing default losses. This may reduce the amount of funds available for the tranches we own. Given the uncertainty of the housing and economic environment, it is difficult to estimate the future performance of mortgage loans and mortgage-related securities with high assurance, and actual results could differ materially from our expectations. Furthermore, various market participants could arrive at materially different conclusions regarding estimates of future principal cash shortfalls.
For more information on risks associated with the use of models, see “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties.”
Ratings of Non-Agency Mortgage-Related Securities
The table below shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at December 31, 2013 based on their ratings as of December 31, 2013, as well as those held at December 31, 2012 based on their ratings as of December 31, 2012. Ratings presented represent the lower of S&P, Fitch and Moody's credit ratings, with Fitch and Moody's stated in terms of the S&P equivalent.

92	Freddie Mac

Table 28 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

Credit Ratings as of December 31, 2013	UPB	Percentage of UPB	Amortized Cost	Gross Unrealized Losses	Bond Insurance Coverage(1)
	(dollars in millions)
Subprime loans:
AAA-rated	$88	—%	$85	$(1)	$2
Other investment grade	1,829	5	1,758	(31)	355
Below investment grade(2)	37,782	95	28,054	(2,748)	1,315
Total	$39,699	100%	$29,897	$(2,780)	$1,672
Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	24	—	23	(1)	17
Below investment grade(2)	10,402	100	6,594	(380)	8
Total	$10,426	100%	$6,617	$(381)	$25
Alt-A and other loans:
AAA-rated	$26	—%	$25	$—	$5
Other investment grade	564	5	527	(7)	210
Below investment grade(2)	10,421	95	7,772	(135)	1,613
Total	$11,011	100%	$8,324	$(142)	$1,828
CMBS:
AAA-rated	$14,286	49%	$14,299	$—	$41
Other investment grade	12,786	43	12,740	(131)	1,653
Below investment grade(2)	2,251	8	2,239	(206)	1,557
Total	$29,323	100%	$29,278	$(337)	$3,251
Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$14,400	16%	$14,409	$(1)	$48
Other investment grade	15,203	17	15,048	(170)	2,235
Below investment grade(2)	60,856	67	44,659	(3,469)	4,493
Total	$90,459	100%	$74,116	$(3,640)	$6,776
Total investments in mortgage-related securities	$157,342
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	57%

Credit Ratings as of December 31, 2012
Subprime loans:
AAA-rated	$263	1%	$263	$(20)	$13
Other investment grade	2,033	4	1,988	(112)	371
Below investment grade(2)	42,101	95	33,252	(8,997)	1,474
Total	$44,397	100%	$35,503	$(9,129)	$1,858
Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	40	—	40	(4)	32
Below investment grade(2)	11,972	100	7,414	(1,781)	12
Total	$12,012	100%	$7,454	$(1,785)	$44
Alt-A and other loans:
AAA-rated	$48	—%	$48	$(2)	$6
Other investment grade	1,272	9	1,283	(120)	261
Below investment grade(2)	13,490	91	10,532	(1,079)	1,862
Total	$14,810	100%	$11,863	$(1,201)	$2,129
CMBS:
AAA-rated	$24,646	51%	$24,676	$(4)	$41
Other investment grade	20,615	43	20,568	(87)	1,698
Below investment grade(2)	2,696	6	2,490	(90)	1,568
Total	$47,957	100%	$47,734	$(181)	$3,307
Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$24,957	21%	$24,987	$(26)	$60
Other investment grade	23,960	20	23,879	(323)	2,362
Below investment grade(2)	70,259	59	53,688	(11,947)	4,916
Total	$119,176	100%	$102,554	$(12,296)	$7,338
Total investments in mortgage-related securities	$210,085
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	57%

93	Freddie Mac

(1)	Represents the amount of UPB covered by bond insurance. This amount does not represent the maximum amount of losses we could recover, as the bond insurance also covers interest.

(2)	Includes securities with S&P equivalent credit ratings below BBB– and certain securities that are no longer rated.
Mortgage Loans
The UPB of mortgage loans on our consolidated balance sheets was $1.7 trillion at both December 31, 2013 and 2012. Most of the loans on our consolidated balance sheets are securitized (e.g., held in PC trusts). The unsecuritized loans on our consolidated balance sheets generally consist of loans held for investment purposes, loans that are awaiting securitization, or delinquent or modified loans that we removed from PC trusts.
Based on the amount of the recorded investment of single-family loans on our consolidated balance sheets, approximately $41.5 billion, or 2.5%, of these loans were seriously delinquent or in foreclosure as of December 31, 2013, compared to $59.8 billion, or 3.6%, as of December 31, 2012. The majority of these loans are unsecuritized, and were removed by us from our PC trusts. As guarantor, we have the right to remove mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for more information on our removal of single-family loans from PC trusts.
The UPB of unsecuritized single-family mortgage loans declined by $22.6 billion to $122.1 billion at December 31, 2013 from $144.7 billion at December 31, 2012, primarily due to: (a) loan prepayments, foreclosure transfers, and foreclosure alternative activities; and (b) securitization of loans through our PC cash auction process, net of related purchases. This decline was partially offset by our removal of seriously delinquent single-family loans from PC trusts. As of December 31, 2013 and 2012, the balance of unsecuritized single-family mortgage loans included $78.0 billion and $65.8 billion, respectively, in UPB of mortgage loans classified as TDRs that were no longer seriously delinquent.
The UPB of unsecuritized multifamily mortgage loans was $59.2 billion at December 31, 2013 and $76.6 billion at December 31, 2012. This decline was primarily due to principal repayments as well as our securitization of loans through K Certificates, which exceeded new purchases of loans for securitization.
We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. We also maintain a reserve for guarantee losses that is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments for which we have incremental credit risk. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $24.7 billion and $30.9 billion at December 31, 2013 and 2012, respectively, including $24.6 billion and $30.5 billion, respectively, related to single-family loans. At December 31, 2013 and 2012, our loan loss reserves, as a percentage of our total mortgage portfolio, excluding non-Freddie Mac securities, were 1.4% and 1.7%, respectively, and as a percentage of the UPB associated with our non-performing loans were 20.0% and 23.5%, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information on seriously delinquent single-family loans as well as further detail about the mortgage loans and associated allowance for loan losses recorded on our consolidated balance sheets.
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

94	Freddie Mac

Table 29 — Mortgage Loan Purchases and Other Guarantee Commitment Issuances(1)

	Year Ended December 31,
	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)
Mortgage loan purchases and guarantee issuances:
Single-family:
30-year or more amortizing fixed-rate	$287,773	63%	$275,632	60%	$194,746	57%
20-year amortizing fixed-rate	21,658	5	29,614	7	21,378	6
15-year amortizing fixed-rate	97,025	22	103,141	23	78,543	23
Adjustable-rate(2)	16,007	4	18,075	4	25,685	8
FHA/VA and other governmental	279	<1	387	<1	441	<1
Total single-family(3)	422,742	94	426,849	94	320,793	94
Multifamily(4)	25,872	6	28,774	6	20,325	6
Total mortgage loan purchases and other guarantee commitment issuances(5)	$448,614	100%	$455,623	100%	$341,118	100%
Percentage of mortgage purchases and other guarantee commitment issuances with credit enhancements(6)	16%		12%		8%

(1)	Based on principal amount of the loans. Excludes mortgage loans traded but not yet settled. Excludes the removal of seriously delinquent loans and balloon/reset mortgages from PC trusts.

(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7-, and 10-year initial fixed-rate periods. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007.

(3)
Includes $29.0 billion, $32.6 billion, and $27.7 billion of conforming jumbo loan purchases and $1.0 billion, $0.9 billion, and $0.5 billion of conforming jumbo loans underlying other guarantee commitment issuances for the years ended December 31, 2013, 2012, and 2011, respectively.

(4)	Includes other guarantee commitments associated with mortgage loans as well as tax-exempt multifamily assets. See endnote (5) for further information.

(5)
Includes issuances of other guarantee commitments on single-family loans of $9.9 billion, $6.8 billion, and $4.4 billion and issuances of other guarantee commitments on multifamily loans of $0.7 billion, $2.4 billion, and $1.0 billion during the years ended December 31, 2013, 2012, and 2011, respectively.

(6)
Excludes credit enhancement coverage occurring subsequent to our purchase or guarantee, such as through STACR debt notes or other risk transfer transactions. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our multifamily mortgage and single-family credit guarantee portfolios.

See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for information about certain mortgage loans in our single-family credit guarantee portfolio that we believe have higher-risk characteristics.
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
The table below shows the fair value for each derivative type, the weighted average fixed rate of our pay-fixed and receive-fixed swaps, and the maturity profile of our derivative positions reconciled to the amounts presented on our consolidated balance sheets as of December 31, 2013. A positive fair value in the table below for each derivative type is the estimated amount, prior to netting where allowable, that we would be entitled to receive at that date if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting where allowable, that we would owe at that date if the derivatives of that type were terminated.

95	Freddie Mac

Table 30 — Derivative Fair Values and Maturities

	December 31, 2013
	Notional or Contractual Amount(2)		Fair Value(1)
		Total Fair Value	Less than 1 Year	1 to 3 Years	Greater than 3 and up to 5 Years	In Excess of 5 Years
	(dollars in millions)
Interest-rate swaps:
Receive-fixed:
Swaps	$262,566	$2,206	$171	$660	$1,265	$110
Weighted average fixed rate(3)			1.04%	0.97%	1.66%	2.91%
Forward-starting swaps(4)	19,161	(169)	—	—	49	(218)
Weighted average fixed rate(3)			—%	—%	1.88%	3.58%
Total receive-fixed	281,727	2,037	171	660	1,314	(108)
Basis (floating to floating)	300	4	—	4	—	—
Pay-fixed:
Swaps	235,097	(5,009)	(61)	(1,878)	(2,667)	(403)
Weighted average fixed rate(3)			1.90%	2.28%	3.14%	3.17%
Forward-starting swaps(4)	7,500	(330)	—	—	—	(330)
Weighted average fixed rate(3)			—%	—%	—%	3.75%
Total pay-fixed	242,597	(5,339)	(61)	(1,878)	(2,667)	(733)
Total interest-rate swaps	524,624	(3,298)	110	(1,214)	(1,353)	(841)
Option-based:
Call swaptions
Purchased	59,290	2,373	1,553	88	449	283
Written	5,945	(201)	(153)	(48)	—	—
Put swaptions
Purchased	33,410	698	165	115	79	339
Other option-based derivatives(5)	23,365	1,038	—	—	—	1,038
Total option-based	122,010	3,908	1,565	155	528	1,660
Futures	50,270	—	—	—	—	—
Foreign-currency swaps	528	39	39	—	—	—
Commitments	18,731	(8)	(8)	—	—	—
Swap guarantee derivatives	3,477	(31)	—	(1)	(3)	(27)
Subtotal	719,640	610	$1,706	$(1,060)	$(828)	$792
Credit derivatives	5,386	(6)
Subtotal	725,026	604
Derivative interest receivable (payable), net		(592)
Derivative cash collateral (held) posted, net		871
Total	$725,026	$883

(1)	Fair value is categorized by maturity based on the period from December 31, 2013 until the contractual maturity of the derivative.

(2)
Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.

(3)	Represents the notional weighted average rate for the fixed leg of the swaps.

(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to twelve years as of December 31, 2013.

(5)	Primarily includes purchased interest-rate caps and floors.

At December 31, 2013, the net fair value of our total derivative portfolio was $883 million, as compared to $479 million at December 31, 2012. The derivative portfolio notional amount decreased to $725 billion at December 31, 2013 compared to $746 billion at December 31, 2012. During 2013, we changed the mix and balance of products in our derivative portfolio in response to an increase in longer-term interest rates. See “NOTE 9: DERIVATIVES” for the notional or contractual amounts and related fair values of our total derivative portfolio by product type at December 31, 2013 and 2012, as well as “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged” for information about derivative collateral held and posted.
See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

96	Freddie Mac

REO, Net
We acquire properties, which are recorded as REO assets on our consolidated balance sheets, typically as a result of borrower defaults (and subsequent foreclosures) on mortgage loans that we own or guarantee. The balance of our REO, net, was $4.6 billion at December 31, 2013 and $4.4 billion at December 31, 2012, despite a 4% decline in our REO inventory, due to the positive impact of improvements in home prices in most geographical areas during 2013. During 2013, we increased our pricing of single-family properties at single-family foreclosure sale, resulting in fewer third-party buyers of these properties at the time of foreclosure and a higher level of our single-family REO acquisitions than there otherwise would have been. In addition, the volume of our single-family REO acquisitions in recent periods has been significantly affected by: (a) the length of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying properties to transition to REO; and (b) a high volume of foreclosure alternatives, which result in fewer loans proceeding to foreclosure, and thus fewer properties transitioning to REO. We expect that the length of the foreclosure process will continue to remain above historical levels and may increase further. Additionally, we expect our REO activity to remain at elevated levels, as we have a large inventory of seriously delinquent loans in our single-family credit guarantee portfolio. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Non-Performing Assets” for additional information about our REO activity.
Deferred Tax Assets and Liabilities
We had a net deferred tax asset of $22.7 billion as of December 31, 2013 compared to a net deferred tax asset of $778 million as of December 31, 2012. During 2013, the change in our net deferred tax asset of $21.9 billion was primarily due to the release of the valuation allowance. See "NOTE 12: INCOME TAXES" for additional information.
As discussed below, after weighing all of the evidence at September 30, 2013, we determined that the positive evidence relating to the realizability of our deferred tax assets, particularly the evidence that was objectively verifiable, outweighed the negative evidence. Accordingly, we concluded that it is more likely than not that our deferred tax assets will be realized and we released the valuation allowance against our net deferred tax assets.
On a quarterly basis, we determine whether a valuation allowance is necessary on our net deferred tax asset. In doing so, we consider all evidence available, both positive and negative, in determining whether, based on the weight of the evidence, it is more likely than not that the deferred tax assets will be realized. In conducting our assessment at September 30, 2013, we evaluated all available objective evidence including, but not limited to: (a) our three-year cumulative income position; (b) the trend of our financial and tax results; (c) the amount of taxable income reported in our 2012 federal tax return; (d) our tax net operating loss and tax credit carryforwards and the length of carryforward periods available to utilize these assets under current tax law; and (e) our access to capital under the agreements associated with conservatorship. Furthermore, we evaluated all available subjective evidence including, but not limited to: (a) difficulty in predicting unsettled circumstances related to the conservatorship; (b) the amount of our forecasted 2013 taxable income; and (c) forecasts of future book and tax income. Our consideration of the evidence requires significant judgment regarding estimates and assumptions that are inherently uncertain, particularly about our future business structure and financial results.
We are not permitted to consider the impacts proposed legislation may have on our business operations or the mortgage industry in our analysis because the timing and certainty of those actions are unknown and beyond our control.
The positive evidence at September 30, 2013, that outweighed the negative evidence included the following:

•	Our three-year cumulative income position;

•	The strong positive trend in our financial performance over six consecutive quarters;

•	The 2012 taxable income reported in our federal tax return which was filed in 2013;

•	Our forecasted 2013 and future period taxable income;

•	Our net operating loss carryforwards do not begin to expire until 2030; and

•	The continuing positive trend in the housing market.
When comparing evidence available for 2013 versus 2012, we noted a number of positive developments. During 2013, we filed our 2012 federal tax return, which reflected taxable income. This was our first year reporting taxable income since 2007. Furthermore, we continued an improved trend in earnings. Our current base forecast of taxable income also improved resulting in a decline in the number of years of projected income required in order to fully realize our net deferred tax asset. These positive developments in addition to the positive evidence discussed above resulted in our conclusion to release the valuation allowance against our net deferred tax assets at September 30, 2013. Given the continued positive trend in our financial performance through the fourth quarter, we determined that a valuation allowance against our net deferred tax asset was not necessary at December 31, 2013.
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

97	Freddie Mac

operations resulting from enacted legislation; and (c) a change in corporate legal structure that would limit our ability to realize the assets under existing tax laws. If we determine that it is appropriate to establish a valuation allowance in the future, it would result in an additional income tax expense and might require additional draws under the Purchase Agreement.
Other Assets
Other assets consist of accounts and other receivables, the guarantee asset related to non-consolidated trusts and other guarantee commitments, and other miscellaneous assets. Other assets decreased to $8.5 billion as of December 31, 2013 from $13.8 billion as of December 31, 2012 primarily due to a decrease in servicer receivables resulting from a decrease in mortgage loans paid off by borrowers at the end of the period that had not yet been remitted to us. For more information on other assets, see “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS.”
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
Table 31 — Reconciliation of the Par Value and UPB to Total Debt, Net

	December 31,
	2013	2012
	(in millions)
Total debt:
Other debt:
Par value	$511,345	$552,472
Unamortized balance of discounts and premiums(1)	(4,667)	(5,031)
Hedging-related and other basis adjustments(2)	89	77
Subtotal	506,767	547,518
Debt securities of consolidated trusts held by third parties:
UPB	1,399,456	1,387,259
Unamortized balance of discounts and premiums	34,528	32,265
Subtotal	1,433,984	1,419,524
Total debt, net	$1,940,751	$1,967,042

(1)	Primarily represents unamortized discounts on zero-coupon debt.

(2)
Primarily represents deferrals related to debt instruments that were in hedge accounting relationships, and changes in the fair value attributable to instrument-specific interest-rate and credit risk related to STACR debt notes (beginning in 2013) and foreign-currency denominated debt.

The table below summarizes our other short-term debt.

98	Freddie Mac

Table 32 — Other Short-Term Debt

	2013
	December 31,		Average Outstanding During the Year		Maximum Balance, Net Outstanding at Any Month End
	Balance, Net(1)	Weighted Average Effective Rate(2)	Balance, Net(3)	Weighted Average Effective Rate(4)
	(dollars in millions)
Reference Bills® securities and discount notes	$137,712	0.13%	$130,919	0.13%	$140,082
Medium-term notes	4,000	0.16	2,291	0.16	4,000
Federal funds purchased and securities sold under agreements to repurchase	—	—	15	0.16	—
Other short-term debt	$141,712	0.13
	2012
	December 31,		Average Outstanding During the Year		Maximum Balance, Net Outstanding at Any Month End
	Balance, Net(1)	Weighted Average Effective Rate(2)	Balance, Net(3)	Weighted Average Effective Rate(4)
	(dollars in millions)
Reference Bills® securities and discount notes	$117,889	0.15%	$126,919	0.14%	$155,285
Medium-term notes	—	—	21	0.44	250
Federal funds purchased and securities sold under agreements to repurchase	—	—	12	0.28	—
Other short-term debt	$117,889	0.15
	2011
	December 31,		Average Outstanding During the Year		Maximum Balance, Net Outstanding at Any Month End
	Balance, Net(1)	Weighted Average Effective Rate(2)	Balance, Net(3)	Weighted Average Effective Rate(4)
	(dollars in millions)
Reference Bills® securities and discount notes	$161,149	0.11%	$181,209	0.17%	$196,126
Medium-term notes	250	0.24	826	0.23	2,564
Federal funds purchased and securities sold under agreements to repurchase	—	—	13	0.16	—
Other short-term debt	$161,399	0.11

(1)
Represents par value, net of associated discounts and premiums, of which $0 billion, $0 billion, and $0.2 billion of short-term debt represents the fair value of debt securities with the fair value option elected at December 31, 2013, 2012, and 2011, respectively.

(2)	Represents the approximate weighted average effective rate for each instrument outstanding at the end of the period, which includes the amortization of discounts or premiums and issuance costs.

(3)	Represents par value, net of associated discounts, premiums, and issuance costs. Issuance costs are reported in the other assets caption on our consolidated balance sheets.

(4)	Represents the approximate weighted average effective rate during the period, which includes the amortization of discounts or premiums and issuance costs.
The table below presents the UPB for Freddie Mac-issued mortgage-related securities by the underlying mortgage product type.

99	Freddie Mac

Table 33 — Freddie Mac Mortgage-Related Securities(1)

	December 31, 2013			December 31, 2012
	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total
	(in millions)
PCs and Other Structured Securities:
Single-family:
30-year or more amortizing fixed-rate	$1,040,602	$—	$1,040,602	$1,039,439	$—	$1,039,439
20-year amortizing fixed-rate	81,214	—	81,214	78,122	—	78,122
15-year amortizing fixed-rate	291,347	—	291,347	270,032	—	270,032
Adjustable-rate(2)	66,250	—	66,250	68,470	—	68,470
Interest-only(3)	29,083	—	29,083	41,275	—	41,275
FHA/VA and other governmental	3,366	—	3,366	3,084	—	3,084
Total single-family	1,511,862	—	1,511,862	1,500,422	—	1,500,422
Multifamily	—	4,778	4,778	—	4,224	4,224
Total single-family and multifamily	1,511,862	4,778	1,516,640	1,500,422	4,224	1,504,646
Other Guarantee Transactions:
Non-HFA bonds:
Single-family(4)	8,396	3,079	11,475	10,455	3,415	13,870
Multifamily	444	59,326	59,770	448	36,732	37,180
Total Non-HFA bonds	8,840	62,405	71,245	10,903	40,147	51,050
HFA Initiative Bonds:(5)
Single-family	—	3,341	3,341	—	4,827	4,827
Multifamily	—	744	744	—	863	863
Total HFA Initiative Bonds	—	4,085	4,085	—	5,690	5,690
Total Other Guarantee Transactions	8,840	66,490	75,330	10,903	45,837	56,740
REMICs and Other Structured Securities backed by Ginnie Mae certificates(6)	—	541	541	—	654	654
Total Freddie Mac Mortgage-Related Securities	$1,520,702	$71,809	$1,592,511	$1,511,325	$50,715	$1,562,040
Less: Repurchased Freddie Mac Mortgage-Related Securities(7)	(121,246)			(124,066)
Total UPB of debt securities of consolidated trusts held by third parties	$1,399,456			$1,387,259

(1)	Amounts are based on UPB of the securities and exclude mortgage-related securities traded, but not yet settled.

(2)
Includes $0.9 billion and $1.0 billion in UPB of option ARM mortgage loans as of December 31, 2013 and 2012, respectively. See endnote (4) for additional information on option ARM loans that back our Other Guarantee Transactions.

(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.

(4)
Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $5.5 billion and $6.3 billion in UPB of securities backed by option ARM mortgage loans at December 31, 2013 and 2012, respectively.

(5)	Consists of bonds we acquired and resecuritized under the NIBP.

(6)	Backed by FHA/VA loans.

(7)
Represents the UPB of repurchased Freddie Mac mortgage-related securities that are consolidated on our balance sheets and includes certain remittance amounts associated with our security trust administration that are payable to third-party mortgage-related security holders. Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 22 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 94% and 93% at December 31, 2013 and 2012, respectively. The UPB of multifamily Other Guarantee Transactions, excluding HFA initiative-related bonds, increased to $59.8 billion as of December 31, 2013 from $37.2 billion as of December 31, 2012, due to multifamily loan securitization activity related to K Certificate transactions.
The table below shows issuances and extinguishments of the debt securities of our consolidated trusts during 2013 and 2012, as well as the UPB of consolidated trusts held by third parties.

100	Freddie Mac

Table 34 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

	Year Ended December 31,
	2013	2012
	(in millions)
Beginning balance of debt securities of consolidated trusts held by third parties	$1,387,259	$1,452,476
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more amortizing fixed-rate	290,568	284,381
20-year amortizing fixed-rate	21,985	31,142
15-year amortizing fixed-rate	96,498	105,603
Adjustable-rate	16,036	18,189
FHA/VA	532	—
Multifamily	—	448
Debt securities of consolidated trusts retained by us at issuance(2)	(38,390)	(36,317)
Net issuances of debt securities of consolidated trusts	387,229	403,446
Reissuances of debt securities of consolidated trusts previously held by us(3)	55,704	29,384
Total issuances to third parties of debt securities of consolidated trusts	442,933	432,830
Extinguishments, net(4)	(430,736)	(498,047)
Ending balance of debt securities of consolidated trusts held by third parties	$1,399,456	$1,387,259

(1)	Based on UPB.

(2)	Represents the UPB of mortgage loans that we had purchased for cash, subsequently securitized, and retained in our mortgage-related investments portfolio.

(3)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.

(4)
Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of December 31, 2013 and 2012.

Extinguishments, net decreased in 2013 primarily due to a decrease in refinance activity resulting from an increase in interest rates. Reissuances of debt securities of consolidated trusts previously held by us increased due to increased sales from the mortgage-related investments portfolio.
Other Liabilities
Other liabilities consist of servicer liabilities, the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities of $5.5 billion as of December 31, 2013 declined slightly from $6.1 billion as of December 31, 2012 primarily due to a decline in servicer liabilities as a result of a decrease in the population of seriously delinquent loans. See “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.
Total Equity (Deficit)
The table below presents the changes in total equity (deficit) and certain capital-related disclosures.

101	Freddie Mac

Table 35 — Changes in Total Equity (Deficit)

	Three Months Ended					Twelve Months Ended
	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012	12/31/2013
	(in millions)
Beginning balance	$33,436	$7,357	$9,971	$8,827	$4,907	$8,827
Net income	8,613	30,486	4,988	4,581	4,457	48,668
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	970	(127)	(717)	2,280	1,261	2,406
Changes in unrealized gains (losses) related to cash flow hedge relationships(1)	66	76	84	90	94	316
Changes in defined benefit plans	186	2	2	20	(84)	210
Comprehensive income	9,835	30,437	4,357	6,971	5,728	51,600
Capital draw funded by Treasury	—	—	—	—	—	—
Senior preferred stock dividends declared	(30,436)	(4,357)	(6,971)	(5,827)	(1,808)	(47,591)
Other	—	(1)	—	—	—	(1)
Total equity (deficit)/Net worth	$12,835	$33,436	$7,357	$9,971	$8,827	$12,835
Aggregate draws under the Purchase Agreement (as of period end)(2)	$71,336	$71,336	$71,336	$71,336	$71,336	$71,336
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$71,345	$40,909	$36,552	$29,581	$23,754	$71,345

(1)	Represents the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.

(2)
Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. Under the Purchase Agreement, the payment of dividends cannot be used to reduce prior draws from Treasury.

We requested $0 million and $19 million in draws from Treasury under the Purchase Agreement to eliminate quarterly deficits in net worth for 2013 and 2012, respectively. At December 31, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the fourth quarter of 2013. We paid cash dividends to Treasury of $47.6 billion and $7.2 billion during 2013 and 2012, respectively. Based on our Net Worth Amount at December 31, 2013 and the 2014 Capital Reserve Amount of $2.4 billion, our dividend obligation to Treasury in March 2014 will be $10.4 billion.
Our available-for-sale securities net unrealized gains (losses) was $1.0 billion and $(1.4) billion at December 31, 2013 and 2012, respectively. This $2.4 billion improvement in AOCI was primarily due to fair value gains on our non-agency mortgage-related securities due to the the impact of spread tightening and the movement of these securities with unrealized losses towards maturity.
RISK MANAGEMENT
Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risk; (b) interest-rate and other market risks; and (c) operational risk. See “RISK FACTORS” for additional information regarding these and other risks. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” for information about our interest rate and other market risks.
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
We believe that there was significant progress in resolving some of the legal and regulatory issues in the market during 2013. However, the legal, political and regulatory influences on the financial services industry have continued to create significant challenges and, as a result, we believe that our risk profile remained elevated in 2013. Drivers of this continued elevated risk are: (a) continued uncertainty in the mortgage industry, including the future structure of the U.S. housing market; and (b) continued pressure on mortgage seller/servicers, including changing practices in underwriting and foreclosure processes as well as on-going litigation by federal agencies related to prior practices.

102	Freddie Mac

Management took actions in 2013 to mitigate risks associated with our operations and control environment. For a discussion of the operational risks we face and our mitigation actions, see “Operational Risks.”
We expect legal, political and regulatory influences to continue to be significant factors in 2014, which could further increase uncertainty in the mortgage industry, increase our operational and people risks, or increase the uncertainty associated with the use of our models.
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
We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage eligibility and underwriting standards, and the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using a number of critical risk characteristics. For more information on the underwriting process, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Underwriting Requirements and Quality Control Standards.”
We were significantly adversely affected by deteriorating conditions in the single-family housing and mortgage markets during 2006 to 2008. The mortgage market began to undergo significant changes starting in 2008. Financial institutions tightened their underwriting standards and, since 2009, the mortgage origination market has consisted predominately of fixed-rate amortizing loans.
Conditions in the mortgage market improved in most geographical areas during the last two years. However, many single-family mortgage loans, especially those originated from 2005 through 2008, were adversely affected by the compounding pressures on household wealth caused by significant declines in home values during the housing crisis that began in 2006 and the ongoing weak employment environment in many areas. The UPB of our single-family non-performing loans declined during 2013, but remained at elevated levels compared to our historical experience.
The table below presents certain credit information about loans in our single-family credit guarantee portfolio by year of origination as of December 31, 2013 and for the year then ended.

103	Freddie Mac

Table 36 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	December 31, 2013						Year Ended December 31, 2013
	Percent of Portfolio	Average Credit Score(2)	Original LTV Ratio	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate(5)	Percent of Credit Losses
Year of Origination
2013	16%	755	71%	69%	—%	0.01%	<1%
2012	16	761	69	61	—	0.04	<1
2011	8	757	69	58	—	0.18	<1
2010	7	754	69	60	—	0.39	1
2009	7	751	69	62	1	0.88	2
Subtotal - New single-family book	54	757	69	63	—	0.24	3
HARP and other relief refinance loans(6)	21	735	89	81	21	0.64	7
2005-2008 Legacy single-family book	16	704	75	87	29	8.77	81
Pre-2005 Legacy single-family book	9	711	72	50	3	3.24	9
Total	100%	739	75	69	10	2.39	100%

(1)
Based on the year of origination (except for HARP and other relief refinance loans) for loans remaining in the portfolio at December 31, 2013, which totaled $1.7 trillion, rather than all loans originally guaranteed by us and originated in the respective year.

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

(6)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2013). All other refinance loans are presented in the year that the refinancing occurred.

Improvement in home prices in many areas of the U.S. during 2013 generally led to improved current LTV ratios of the loans in our portfolio as of December 31, 2013. Loans with current LTV ratios greater than 100% comprised 10% and 15%, of our single-family credit guarantee portfolio, based on UPB at December 31, 2013 and 2012, respectively, and comprised approximately 68% and 82% of our credit losses recognized in 2013 and 2012, respectively. For the loans in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 80%, the borrowers had a weighted average credit score at origination of 722 at both December 31, 2013 and 2012.
As of December 31, 2013, 8.0% of the total number of single-family loans we purchased or guaranteed that were originated in 2005 to 2008 had been foreclosed or completed a short sale transaction resulting in a loss (before consideration of recoveries). In addition, approximately 8.8% of loans originated in those years that remained in our single-family credit guarantee portfolio as of December 31, 2013 were seriously delinquent. Many of the loans from those years have been modified, as shown in “Table 49 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio.” The gradual reduction of our 2005-2008 Legacy single-family book has positively impacted the payment performance of our single-family credit guarantee portfolio. However, the rate at which this replacement is occurring continues to be negatively affected by a low volume of new purchase mortgage originations and a lengthy foreclosure process in many states.
Characteristics of the Single-Family Credit Guarantee Portfolio
The average UPB of loans in our single-family credit guarantee portfolio was approximately $155,000 and $151,000 at December 31, 2013 and 2012, respectively. We purchased or issued other guarantee commitments for approximately 2,070,000 and 2,036,000 single-family loans totaling $422.7 billion and $426.8 billion of UPB during 2013 and 2012, respectively. Our single-family credit guarantee portfolio consists of first-lien mortgage loans predominately secured by the borrower’s primary residence. Approximately 96% of the single-family mortgages we purchased or guaranteed in 2013 were fixed-rate amortizing mortgages, based on UPB, and the remainder were ARM mortgage loans. Approximately 73% of the single-family mortgages we purchased or guaranteed in 2013 were refinance mortgages, including approximately 23% that were relief refinance mortgages, based on UPB.
The credit quality of the single-family loans in our New single-family book is significantly better than that of our 2005-2008 Legacy single-family book, as measured by original LTV ratios, FICO scores, the proportion of loans underwritten with full documentation, as well as delinquency rates and credit losses. Our New single-family book comprised an increasing proportion of the portfolio during 2013, and the proportion of loans originated prior to 2009 continued to decline.

104	Freddie Mac

The percentage of home purchase loans in our loan acquisition volume was at a low level and refinance loan activity remained high during 2013. During 2013 and 2012, we purchased or guaranteed more than 1.5 million and approximately 1.7 million, respectively, of single-family loans that were refinance mortgages, totaling $308.7 billion and $351.1 billion in UPB, respectively. Our purchases of refinance mortgages declined for the three most recent quarters, which we believe was a result of rising mortgage interest rates. As of December 31, 2013 and 2012, there were approximately 10.7 million and 10.9 million loans, respectively, in our single-family credit guarantee portfolio, including 2.0 million and 1.6 million relief refinance mortgages, respectively.
The tables below provide additional characteristics of single-family mortgage loans purchased during 2013, 2012 and 2011, and of our single-family credit guarantee portfolio at December 31, 2013, 2012 and 2011.

105	Freddie Mac

Table 37 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio(1)

	Percent of Purchases During the Year Ended December 31,
	2013			2012			2011
	Relief Refi	All Other	Total	Relief Refi	All Other	Total	Relief Refi	All other	Total
Original LTV Ratio Range
60% and below	3%	19%	22%	4%	21%	25%	6%	23%	29%
Above 60% to 70%	2	12	14	2	12	14	3	13	16
Above 70% to 80%	3	33	36	3	29	32	5	32	37
Above 80% to 100%	7	13	20	8	9	17	8	6	14
Above 100% to 125%	5	<1	5	7	<1	7	4	<1	4
Above 125%	3	<1	3	5	<1	5	—	—	—
Total	23%	77%	100%	29%	71%	100%	26%	74%	100%
Weighted average original LTV ratio	91%	71%	75%	97%	68%	76%	77%	67%	70%
Credit Score(2)
740 and above	11%	55%	66%	17%	55%	72%	16%	55%	71%
700 to 739	5	15	20	6	11	17	5	13	18
660 to 699	4	6	10	4	4	8	3	5	8
620 to 659	2	1	3	1	1	2	1	1	2
Less than 620	1	<1	1	1	<1	1	1	<1	1
Not available	<1	<1	<1	<1	<1	<1	<1	<1	<1
Total	23%	77%	100%	29%	71%	100%	26%	74%	100%
Weighted average credit score:
Total mortgages	727	756	749	740	762	756	744	759	755

	Percent of Purchases During the Year Ended December 31,
	2013	2012	2011
Loan Purpose
Purchase	27%	18%	22%
Cash-out refinance	16	15	18
Other refinance(3)	57	67	60
Total	100%	100%	100%
Property Type
Detached/townhome(4)	93%	94%	94%
Condo/Co-op	7	6	6
Total	100%	100%	100%
Occupancy Type
Primary residence	88%	91%	92%
Second/vacation home	4	4	4
Investment	8	5	4
Total	100%	100%	100%

(1)	Percentages are based on the UPB of the single-family credit guarantee portfolio.

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

(4)
Includes manufactured housing and homes within planned unit development communities. The UPB of manufactured housing mortgage loans purchased during the years ended December 31, 2013, 2012, and 2011 was $776 million, $676 million, and $376 million, respectively.

106	Freddie Mac

Table 38 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Portfolio Balance at December 31,(2)
	2013	2012	2011
Original LTV Ratio Range
60% and below	22%	22%	23%
Above 60% to 70%	15	15	16
Above 70% to 80%	38	40	42
Above 80% to 100%	19	18	17
Above 100%	6	5	2
Total	100%	100%	100%
Weighted average original LTV ratio	75%	74%	72%
Estimated Current LTV Ratio Range(3)
60% and below	33%	28%	25%
Above 60% to 70%	18	14	12
Above 70% to 80%	20	21	18
Above 80% to 90%	12	13	15
Above 90% to 100%	7	9	10
Above 100% to 120%	6	8	10
Above 120%	4	7	10
Total	100%	100%	100%
Weighted average estimated current LTV ratio:
Relief refinance mortgages(4)	81%	83%	79%
All other mortgages	66	74	80
Total mortgages	69	75	80
Credit Score(5)
740 and above	58	56	55
700 to 739	20	21	21
660 to 699	13	14	14
620 to 659	6	6	7
Less than 620	3	3	3
Not available	<1	<1	<1
Total	100%	100%	100%
Weighted average credit score:
Relief refinance mortgages(4)	735	741	744
All other mortgages	740	736	734
Total mortgages	739	737	735
Loan Purpose
Purchase	26%	27%	30%
Cash-out refinance	22	24	27
Other refinance(6)	52	49	43
Total	100%	100%	100%
Property Type
Detached/townhome(7)	93%	92%	92%
Condo/Co-op	7	8	8
Total	100%	100%	100%
Occupancy Type
Primary residence	90%	90%	91%
Second/vacation home	4	5	5
Investment	6	5	4
Total	100%	100%	100%

(1)
Ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $1 billion at both December 31, 2013 and 2012, and $2 billion at December 31, 2011 are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.

(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.

(3)
The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time.

(4)	Relief refinance mortgages of all LTV ratios comprised approximately 21%, 18%, and 11% of our single-family credit guarantee portfolio by UPB as of December 31, 2013, 2012, and 2011, respectively.

107	Freddie Mac

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
LTV Ratio
An increase in the estimated current LTV ratio of a loan indicates that the borrower’s equity in the home has declined, and can negatively affect the borrower’s ability to refinance (outside of HARP) or sell the property for an amount at or above the balance of the outstanding mortgage loan. Based on our historical experience, there is an increase in borrower default risk as LTV ratios increase. Due to our participation in HARP, we purchase a significant number of loans that have LTV ratios over 100%. HARP loans with LTV ratios over 100% represented 8% and 12% of our single-family mortgage purchases in 2013 and 2012, respectively. The percentage of mortgages in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was 10% and 15% at December 31, 2013 and 2012, respectively, and the serious delinquency rate for these loans was 9.9% and 12.7%, respectively. The portion of our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% declined during 2013 primarily due to improving home prices during the period.
Credit Score
Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models, that summarize an individual’s credit record. FICO scores are the most commonly used credit scores today. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. Credit scores presented within this Form 10-K are at the time of origination and may not be indicative of the borrowers’ creditworthiness at December 31, 2013.
Loan Purpose
Loan purpose indicates how the borrower intends to use the funds from a mortgage loan. In a purchase transaction, the funds are used to acquire a property. In a cash-out refinance transaction, in addition to paying off existing mortgage liens, the borrower obtains additional funds that may be used for other purposes, including paying off subordinate mortgage liens and providing unrestricted cash proceeds to the borrower. In other refinance transactions, the funds are used to pay off existing mortgage liens and may be used in limited amounts for certain specified purposes; such refinances are generally referred to as “no cash-out” or “rate and term” refinances. The percentage of home purchase loans in our loan acquisition volume remained at a low level during 2013, as low interest rates contributed to high refinance activity. Cash-out refinancings generally have had a higher risk of default than mortgages originated in no cash-out, or rate and term, refinance transactions.
Property Type
Townhomes and detached single-family houses are the predominant type of single-family property. Condominiums are a property type that historically experiences greater volatility in home prices than detached single-family residences. Condominium loans in our single-family credit guarantee portfolio have a higher percentage of first-time homebuyers and homebuyers whose purpose is for investment or for a second home. In practice, investors and second home borrowers often seek to finance the condominium purchase with loans having a higher original LTV ratio than other borrowers. Approximately 36% of the condominium loans within our single-family credit guarantee portfolio are in California, Florida, and Illinois, which are among the states that have been most adversely affected by the recent housing and economic downturn. Condominium loans comprised 12% and 15% of our credit losses during 2013 and 2012, respectively, while these loans comprised 8% of our single-family credit guarantee portfolio at both December 31, 2013 and 2012.
Occupancy Type
Borrowers may purchase a home as a primary residence, second home or investment property that is typically a rental property. Mortgage loans on properties occupied by the borrower as a primary residence tend to have a lower credit risk than mortgages on investment properties or secondary residences.
Geographic Concentration
Local economic conditions can affect borrowers’ ability to repay loans and the value of the collateral underlying the loans. Because our business involves purchasing mortgages from every geographic region in the U.S., we maintain a geographically diverse single-family credit guarantee portfolio. In recent years, our credit losses have been greatest in those states that experienced significant cumulative declines in property values since 2006, such as California, Florida, Nevada and Arizona. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information concerning the distribution of our single-family credit guarantee portfolio by geographic region.
Mortgages with Second Liens
The presence of a second lien can increase the risk that a borrower will default. A second lien reduces the borrower’s equity in the home, and has a negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first mortgage and second lien. As of both December 31, 2013 and 2012, based on data

108	Freddie Mac

collected by us at loan delivery, approximately 14% of the loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first mortgage. As of both December 31, 2013 and 2012, we estimate that these loans comprised 17% of our seriously delinquent loans based on UPB. Borrowers are free to obtain second-lien financing after origination and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages.
Attribute Combinations
Certain combinations of loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $12.8 billion and $12.0 billion at December 31, 2013 and 2012, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. We continue to purchase certain of these loans if they are covered by credit enhancements for the UPB in excess of 80% or if they are HARP loans. Certain mortgage product types, including interest-only or option ARM loans, have features that may also add to credit risk. See “Table 50 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about certain attribute combinations of our single-family mortgage loans.
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
For purposes of presentation within this Form 10-K and elsewhere in our reporting, we have categorized a number of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, the rate is determined at the time of modification rather than at a subsequent date.
The following paragraphs provide information on the interest-only, option ARM, adjustable rate, and conforming jumbo loans in our single-family credit guarantee portfolio. Interest-only and option ARM loans are higher-risk mortgage products based on the features of these types of loans, and have experienced significantly higher serious delinquency rates than fixed-rate amortizing mortgage products.
Interest-Only Loans
Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only loans represented approximately 2% and 3% of the UPB of our single-family credit guarantee portfolio at December 31, 2013 and 2012, respectively. We discontinued purchasing such loans on September 1, 2010. The balance of these loans has declined significantly in recent years as many of these borrowers have repaid their loans, completed foreclosure transfers or foreclosure alternatives, refinanced or received loan modifications into an amortizing loan product (and thus these loans are no longer classified as interest-only loans).
The table below presents information for mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, at December 31, 2013 that contain interest-only payment terms. The reported balances in the table below are aggregated by interest-only loan product type and categorized by the year in which the loan begins to require payments of principal. At December 31, 2013, approximately 10% of these interest-only loans are scheduled to begin requiring payments of principal in 2014 or 2015. The timing of the actual change in payment terms may differ from those presented due to a number of factors, including refinancing.
Table 39 — Single-Family Loans Scheduled Payment Change to Include Principal by Year at December 31, 2013(1)

	2013 and Prior	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
ARM/interest-only	$10,889	$581	$2,740	$4,153	$6,769	$2,720	$565	$28,417
Fixed/interest-only	—	9	178	857	4,128	861	269	6,302
Total	$10,889	$590	$2,918	$5,010	$10,897	$3,581	$834	$34,719

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

The table below presents the trend of serious delinquency information for interest-only mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, categorized by the year in which the loan begins to require payments of principal. Loans where the year of payment change is 2013 or prior have already changed to require

109	Freddie Mac

payments of principal as of December 31, 2013; loans where the year of payment change is 2014 or later still require only payments of interest as of December 31, 2013 and will not require payments of principal until a future period.
Table 40 — Serious Delinquency Rates by Year of Payment Change to Include Principal(1)

	As of December 31, 2013
Year of payment change:	2013	2012	2011
2011 and prior	7.61%	10.58%	13.22%
2012	12.50	19.35	20.98
2013	13.73	18.11	17.08
2014 and after	14.22	17.67	18.52

(1)
Based on loans remaining in the single-family guarantee portfolio as of December 31, 2013, 2012, and 2011, rather than all loans guaranteed by us and originated in the respective year. Excludes mortgage loans which completed a modification before the end of the respective period and for which the terms of the loan were changed to an amortizing loan product.

As shown in the table above, the trend in serious delinquency rates of interest-only loans that experienced a change to become amortizing (when the loans begin to require payments of principal) during the last three years has not been significantly affected by the change in the payment terms. We believe that the serious delinquency rates of interest-only loans during the last three years have been more affected by macro-economic conditions, such as unemployment rates and cumulative home price declines in many geographic areas since 2006, than by the increase in the borrower’s monthly payment. In addition, a number of these loans were categorized as Alt-A, due to reduced documentation standards at the time of loan origination. The overall serious delinquency rate for all interest-only loans in our single-family credit guarantee portfolio was 12.5% as of December 31, 2013. Approximately 69% of all interest-only loans in our single-family credit guarantee portfolio had not yet begun amortization of principal and 37% of all interest-only loans in our single-family credit guarantee portfolio had current LTV ratios greater than 100% as of December 31, 2013. Since a substantial portion of these loans were originated in 2005 through 2008 and are located in geographical areas that have been most impacted by declines in home prices since 2006, we believe that the serious delinquency rate for interest-only loans will remain high in 2014.
Option ARM Loans
Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. At both December 31, 2013 and 2012, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $5.5 billion and $6.3 billion of option ARM securities underlying certain of our Other Guarantee Transactions at December 31, 2013 and 2012, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation within this Form 10-K and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. For reporting purposes, loans within the option ARM category continue to be presented in that category following a modification of the loan, even though the modified loan no longer provides for optional payment provisions. As of December 31, 2013 and 2012, approximately 11.0% and 8.1%, respectively, of the option ARM loans within our single-family credit guarantee portfolio had been modified. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Adjustable-Rate Mortgage Loans
Adjustable-rate mortgage loans may have initial periods during which the interest rate and monthly payment remains fixed, until a specified date, when the interest rate begins to adjust, or they may adjust at regular intervals after origination (typically annually). At each reset date, the loan's interest rate is adjusted based on a market index rate, subject to specific terms, including a limit on the amount of change in the rate from the preceding period's interest rate. In a rising interest rate environment, ARM borrowers typically default at a higher rate than fixed-rate borrowers.
The table below presents information for mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions and certain REMICs, at December 31, 2013 that contain adjustable payment terms. The reported balances in the table below are aggregated by product type and categorized by year of the next scheduled contractual reset date. At December 31, 2013, approximately 54% of these loans have interest rates that are scheduled to reset in 2014 or 2015. The timing of the actual reset dates may differ from those presented due to a number of factors, including prepayments or the borrower's exercising the terms of the mortgage (certain of which could delay or accelerate the timing of the reset date).

110	Freddie Mac

Table 41 — Single-Family Next Scheduled Adjustable-Rate Resets by Year at December 31, 2013(1)

	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
ARMs/amortizing	$21,467	$3,559	$6,711	$6,704	$7,301	$20,651	$66,393
ARMs/interest-only(2)	25,056	1,132	856	1,072	265	36	28,417
Balloon/resets(3)	48	4	—	—	—	1	53
Total	$46,571	$4,695	$7,567	$7,776	$7,566	$20,688	$94,863

(1)
Based on the UPBs of mortgage products that contain adjustable-rate interest provisions and are scheduled to reset during the periods specified above. These reported balances are based on the UPB of the underlying mortgage loans and do not reflect the publicly-available security balances we use to report the composition of our PCs and REMICs and Other Structured Securities. Excludes: (a) mortgage loans underlying Other Guarantee Transactions and certain REMICs since rate reset information is not available to us for these loans; and (b) any amortizing ARM loans which completed a modification before the end of the respective period and for which the terms of the loan were changed to a fixed-rate loan product.

(2)
Reflects the UPB of interest-only loans that reset in each of the years shown. We report loans in the interest-only category if their original terms include interest-only provisions for a pre-determined period of time before the monthly payment changes to include amortization of principal. Includes $10.9 billion of loans that were interest-only at origination that have converted to include amortization of principal as of December 31, 2013.

(3)	Effective January 1, 2013, we no longer purchase balloon/reset mortgages.
The table below presents serious delinquency information for adjustable-rate mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, categorized by the year in which the loan first had an interest rate reset. Loans where the year of first interest rate reset is 2013 or prior have already had one or more interest rate resets as of December 31, 2013; loans where the year of first interest rate reset is 2014 or later have not yet had an interest rate reset as of December 31, 2013 and will not have an interest rate reset until a future period.
Table 42 — Serious Delinquency Rates by Year of First Rate Reset(1)

	December 31,
Year of payment change:	2013	2012	2011
2011 and prior	4.42%	5.99%	7.48%
2012	13.40	19.44	22.69
2013	10.32	13.69	12.78
2014 and after	2.03	3.64	5.21

(1)
Based on loans remaining in the single-family credit guarantee portfolio as of December 31, 2013, 2012, and 2011, rather than all loans guaranteed by us and originated in the respective year. Excludes mortgage loans which completed a modification before the end of the respective period and for which the terms of the loan were changed to a fixed-rate loan product.

As shown in the table above, the trend in serious delinquency rates of adjustable-rate loans that experienced an interest rate reset during the last three years has not been significantly affected by the change in interest rate of the loan. Except for interest-only loans that began to amortize at the reset date, there were not significant increases to the borrowers’ payments when these loans reached their first reset dates because market interest rates have generally declined in recent years. In recent years, ARM loans have experienced high serious delinquency rates well before reaching the dates at which the loans have reached their first rate reset. We believe that serious delinquency rates of ARM loans during the last three years have been more affected by macro-economic conditions, such as unemployment rates and cumulative home price declines in many geographic areas since 2006, than by changes in the interest rates of the loans. See "RISK FACTORS — Competitive and Market Risks — Changes in interest rates could negatively impact our results of operations, net worth and fair value of net assets" for additional information. Since a substantial portion of ARM loans were originated in 2005 through 2008 and are located in geographical areas that have been most affected by declines in home prices since 2006, we believe that the serious delinquency rate for ARM loans will continue to remain high in 2014.
Conforming Jumbo Loans
For loans originated after September 30, 2011, conforming jumbo loans on a one-family residence have UPB at origination that is greater than $417,000 and up to $625,500 in certain “high-cost” areas. We purchased or guaranteed $30.0 billion and $33.5 billion of conforming jumbo loans during the years ended December 31, 2013 and 2012, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of December 31, 2013 and 2012 was $69.0 billion and $57.0 billion, and comprised 4% and 3% of the portfolio, respectively. The average size of these loans was approximately $518,000 and $530,000 at December 31, 2013 and 2012, respectively. See “BUSINESS — Our Business” for further information on the conforming loan limits.
Other Categories of Single-Family Mortgage Loans
While we have classified certain loans as subprime or Alt-A for purposes of the discussion below and elsewhere in this Form 10-K, there is no universally accepted definition of subprime or Alt-A, and our classification of such loans may differ

111	Freddie Mac

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
Subprime Loans
Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 50 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information). In addition, we estimate that approximately $1.8 billion and $2.0 billion of security collateral underlying our Other Guarantee Transactions at December 31, 2013 and 2012, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At December 31, 2013 and 2012, we held $39.7 billion and $44.4 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. Approximately 5% of these securities were investment grade at both December 31, 2013 and 2012. The credit performance of loans underlying these securities deteriorated significantly since 2008. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Alt-A Loans
Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $56.9 billion as of December 31, 2013 from $73.7 billion as of December 31, 2012 primarily due to refinancing into other mortgage products, foreclosure transfers, and other liquidation events. For reporting purposes, loans within the Alt-A category continue to be reported in that category following a modification of the loan, even though the borrower may have provided full documentation of assets and income before completing the modification. As of December 31, 2013 and 2012, approximately 16.3% and 11.8%, respectively, of the Alt-A loans within our single-family credit guarantee portfolio had completed a modification. As of December 31, 2013, for Alt-A loans in our single-family credit guarantee portfolio, the average FICO score at origination was 711. Although Alt-A mortgage loans comprised approximately 3% and 5% of our single-family credit guarantee portfolio as of December 31, 2013 and 2012, respectively, these loans represented approximately 26% and 23% of our credit losses during 2013 and 2012, respectively.
Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009, we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-K and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to December 31, 2013, we have purchased approximately $28.9 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $6.7 billion in 2013.
We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At December 31, 2013 and 2012, we held investments of $11.0 billion and $14.8 billion in UPB, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans. Approximately 5% and 9% of these securities were categorized as investment grade at December 31, 2013 and 2012, respectively. The credit performance of loans underlying these securities deteriorated significantly since 2008. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio
The table below presents information about certain categories of single-family mortgage loans within our single-family credit guarantee portfolio that we believe have certain higher-risk characteristics. These loans include categories based on

112	Freddie Mac

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
Table 43 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of December 31, 2013
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$364.5	94%	8.1%	5.3%
Categories (individual characteristics):
Alt-A	56.9	87	16.3	10.1
Interest-only(5)	34.7	93	0.2	12.5
Option ARM(6)	6.4	86	11.0	12.3
Original LTV ratio greater than 90%, non-HARP mortgages	103.4	91	10.1	5.7
Original LTV ratio greater than 90%, HARP mortgages	154.3	103	0.5	1.0
Lower FICO scores at origination (less than 620)(7)	47.8	83	17.4	10.0

	As of December 31, 2012
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$355.3	101%	7.6%	7.5%
Categories (individual characteristics):
Alt-A	73.7	100	11.8	11.4
Interest-only(5)	50.2	110	0.3	16.3
Option ARM(6)	7.3	105	8.1	16.3
Original LTV ratio greater than 90%, non-HARP mortgages	98.5	100	9.4	7.8
Original LTV ratio greater than 90%, HARP mortgages	120.4	108	0.2	1.0
Lower FICO scores at origination (less than 620)(7)	50.9	89	15.3	12.2

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan.

(2)	See endnote (3) to “Table 38 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.

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

(7)	See endnote (2) to “Table 37 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio” for information on our presentation of FICO scores.
A significant portion of the loans in the higher-risk categories presented in the table above are included in our 2005-2008 Legacy single-family book. We have fully discontinued purchases of Alt-A (effective March 1, 2009), interest-only (effective September 1, 2010), and option ARM (since 2007) loans. The UPB of loans with one or more of these higher-risk characteristics in our single-family credit guarantee portfolio increased during 2013 primarily due to increased purchases of loans with original LTV ratios greater than 90% resulting from significant HARP activity. The balance of our non-HARP mortgages with original LTV ratios greater than 90% increased $4.9 billion from December 31, 2012 to December 31, 2013, since we continue to purchase certain of these loans if they are covered by credit enhancements for the UPB in excess of 80%. We also continue to purchase single-family loans with FICO scores below 620 in limited amounts if they meet our underwriting standards.
Credit Enhancements
The use of credit enhancements is intended to mitigate some of our potential credit losses. Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests (subject to certain exceptions, such as discussed below with respect to HARP). As guarantor, we remain

113	Freddie Mac

responsible for the payment of principal and interest if mortgage insurance or other credit enhancements do not provide full reimbursement for covered losses. Our credit losses could increase if an entity that provides credit enhancement fails to fulfill its obligation (e.g., a mortgage insurer fails to pay a claim), as this would reduce the amount of our credit loss recoveries.
At December 31, 2013 and 2012, our credit-enhanced mortgages represented 17% and 13%, respectively, of our single-family credit guarantee portfolio, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative, based on UPB. Our financial guarantees backed by Ginnie Mae Certificates and HFA bonds under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant. In recent years, the percentage of our single-family loan purchases with credit enhancement coverage has been affected by high volumes of refinance activity. Refinance loans (other than HARP loans) typically have lower LTV ratios than home purchase loans, and are more likely to have an LTV ratio below 80% and not require credit protection as specified in our charter. Under HARP, we allow eligible borrowers who have mortgages with current LTV ratios over 80% to refinance their mortgages without obtaining new mortgage insurance in excess of the insurance coverage that was already in place.
We recognized recoveries from credit enhancements (excluding recoveries that represent reimbursements for our expenses, such as REO operations expenses) of $1.5 billion and $1.6 billion that reduced our charge-offs of single-family loans during 2013 and 2012, respectively. Substantially all of these amounts represent recoveries associated with our primary and pool mortgage insurance policies. During the third quarter of 2013, we entered into an agreement with one of our mortgage insurers to resolve outstanding and future primary mortgage insurance claims related to certain loans. We recognized recoveries of $0.2 billion in the third quarter of 2013 related to this agreement. In addition, we recognized recoveries from credit enhancements of $0.2 billion and $0.1 billion during 2013 and 2012, respectively, as part of REO operations income (expenses). These recoveries were also primarily associated with our primary and pool mortgage insurance policies.
We executed three transactions during 2013 that transfer a mezzanine credit loss position on certain groups of loans in our New single-family book. We believe approximately $45 billion of UPB related to these transactions qualified toward our 2013 Conservatorship Scorecard goal to demonstrate the viability of multiple types of risk transfer transactions involving single-family mortgages with at least $30 billion in aggregate UPB, subject to certain limitations. These transactions are intended to shift a significant portion of the mortgage credit risk from us to private investors. In July 2013, we executed a STACR debt note transaction for $500 million in UPB which provides us with credit protection coverage for $22.5 billion of UPB of loans in our single-family credit guarantee portfolio. A second STACR debt note transaction for $630 million in UPB, which provides us with credit protection coverage for an additional $35.3 billion of UPB, settled in November 2013. In the first and second STACR debt note transactions, we are exposed to the first $68 million and $106 million, respectively, of calculated losses associated with the reference pool of mortgage loans and a portion of credit events thereafter. The UPB of the STACR debt notes held by third parties represents the maximum amount of credit protection that is available to us from such third parties through the transaction.
In November 2013, we further reduced our exposure to credit losses from the reference pool of mortgage loans associated with the first STACR debt note transaction by obtaining third-party insurance to cover up to $77.4 million of our mezzanine exposure to credit losses. In November 2013, FHFA announced that we had achieved the 2013 Scorecard goal for risk transfer transactions.
Certain of our single-family Other Guarantee Transactions utilize subordinated security structures as a form of credit enhancement. At December 31, 2013 and 2012, the UPB of single-family Other Guarantee Transactions with subordination coverage at origination was $2.6 billion and $3.0 billion, and the subordination coverage on these securities was $399 million and $503 million, respectively. At December 31, 2013 and 2012, the serious delinquency rate on single-family Other Guarantee Transactions with subordination coverage was 19.0% and 20.5%, respectively.
See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio, including information about our mortgage loan insurers. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protection and other forms of credit enhancements covering loans in our single-family credit guarantee portfolio. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for credit enhancement and other information about our investments in non-Freddie Mac mortgage-related securities.
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
Our seller/servicers have an active role in our loss mitigation efforts. A decline in their performance could affect the overall quality of our credit performance (including by missing opportunities for mortgage modifications), which could have significant effects on our ability to mitigate credit losses. The risk of such a decline in performance remains high. In 2012, we

114	Freddie Mac

began to permit the transfer of servicing for certain groups of loans that were delinquent or were deemed at risk of default to servicers that we believe have capabilities and resources necessary to improve the loss mitigation associated with the loans. Depending on our experience with the results of these transfers and specific servicer experience and capacity, we may permit additional transfers in the future. For more information, see “RISK FACTORS — Competitive and Market Risks — Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to perform their repurchase and other obligations to us.”
During 2013, we helped approximately 168,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, and we completed approximately 82,000 foreclosures. We bear the full costs associated with our loan workouts and foreclosure alternatives on mortgages that we own or guarantee, and do not receive any reimbursement from Treasury. These costs include borrower and servicer incentive fees as well as the cost of any monthly payment reductions.
Home Affordable Modification Program and Non-HAMP Modifications
Our primary loan modification initiatives are HAMP and our non-HAMP standard loan modification initiatives. HAMP commits U.S. government, Freddie Mac and Fannie Mae funds to help eligible homeowners avoid foreclosures and keep their homes through mortgage modifications. Under this program, we offer loan modifications to financially struggling homeowners with mortgages on their primary residences that reduce the monthly principal and interest payments on their mortgages. HAMP requires that each borrower complete at least a three month trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. HAMP is scheduled to end in December 2015. In March 2013, as part of the servicing alignment initiative, we announced a streamlined modification initiative, which provides an additional modification opportunity to certain borrowers. The modification that borrowers receive under this initiative will have the same mortgage terms as our non-HAMP standard modification.
During 2013, approximately 83,000 borrowers having loans with aggregate UPB of $17.4 billion completed modifications under all of our programs, and, as of December 31, 2013, approximately 21,000 borrowers were in the modification trial period. For information about the percentage of completed loan modifications that remained current, see “Table 46 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing.”
During 2013 and 2012, approximately 60,000 and 29,000 borrowers, respectively, completed a non-HAMP loan modification. As of December 31, 2013, the percentage of our non-HAMP modifications that were completed in 2010, 2011, 2012, and 2013, that subsequently became seriously delinquent, proceeded to foreclosure transfer, completed a short sale, or were remodified was approximately 39%, 36%, 16%, and 7%, respectively. Based on information provided by the MHA Program administrator, our servicers had completed more than 239,000 loan modifications under HAMP from the introduction of the initiative in 2009 through December 31, 2013, compared to approximately 217,000 cumulative HAMP completions as of December 31, 2012. According to the administrator, the number of our loans in the HAMP trial period declined to 4,970 as of December 31, 2013 from 9,440 as of December 31, 2012. As of December 31, 2013, the percentage of our HAMP modifications that were completed in 2010, 2011, 2012, and 2013 that subsequently became seriously delinquent, proceeded to foreclosure transfer, completed a short sale, or were remodified was approximately 26%, 19%, 12%, and 5%, respectively.
The portion of our modification volume that was HAMP-related declined and the portion of modification volume that was non-HAMP-related increased in 2013 compared to 2012. We attribute this shift in the composition of our modification volume to both the availability of our non-HAMP modifications and the fact that a large number of the borrowers that were eligible for HAMP have already completed a modification or attempted but failed to complete the modification. We expect that our new streamlined modification initiative may cause our non-HAMP modification volume to be elevated in the first half of 2014.
The costs we incur related to HAMP have been, and will likely continue to be significant. We incurred $109 million and $177 million of servicer incentive expenses on HAMP loans during 2013 and 2012, respectively. We also incur certain incentives for borrowers who continue to perform under their HAMP modification, which are included within our benefit (provision) for credit losses on our consolidated statements of comprehensive income. The servicer incentive costs we incur related to our non-HAMP modifications have also been significant. We recently announced changes to certain servicer incentive fees for HAMP modifications completed on or after April 1, 2014.
Many of our HAMP loans have provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. Certain of our non-HAMP loan modifications have similar features and, collectively, we refer to these types of loans as “step-rate modified loans.” The risk of default may increase for borrowers with step-rate modified loans due to the increase in monthly payments resulting from these scheduled increases in the contractual interest rate of the loan. A significant number of HAMP loan modifications were completed in 2010 and these loans will begin to experience their scheduled interest rate increases in 2015. As of December 31, 2013, the average current contractual interest rate for all step-rate modified loans was 2.3% and the average final interest rate that these loans are scheduled to reach in the future was 4.5%.

115	Freddie Mac

The table below presents information about step-rate modified loans.
Table 44 — Step-Rate Modified Loans(1)

	As of December 31, 2013		Year of Payment Change(3)
	UPB	Serious Delinquency(2)	2014	2015	2016	2017 and After
	(in billions, except rates)
Year of completed modification:
2009	$4.2	11%	$4.2	$4.0	$3.5	$0.7
2010	18.1	12	—	18.0	16.7	14.7
2011	10.5	11	—	—	10.6	9.6
2012 and after	11.0	6	—	—	—	11.0
Total	$43.8	10	$4.2	$22.0	$30.8	$36.0

(1)
Consists of step-rate modified loans (HAMP and non-HAMP) remaining in the single-family credit guarantee portfolio as of December 31, 2013, excluding those underlying Other Guarantee Transactions. Includes the portion, if any, of UPB that is non-interest bearing under the terms of the modification. Excludes loans in a modification trial period and those that were subsequently remodified under a non-HAMP initiative and no longer have step-rate terms.

(2)	Based on loan count.

(3)
Represents the UPB of all step-rate modified loans that are scheduled to experience an increase in their contractual interest rate in a given year. Individual loans will appear in each year for which they are scheduled to experience a rate increase.

Loan Workout Volumes and Modification Performance
The table below presents single-family loan workout volumes, serious delinquency rates, and foreclosure volumes for 2013, 2012 and 2011.
Table 45 — Single-Family Loan Workout, Serious Delinquency, and Foreclosure Volumes(1)

	Years Ended December 31,
	2013		2012		2011
	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances
	(dollars in millions)
Home retention actions:
Loan modifications
with no change in terms(2)	213	$25	533	$95	4,371	$778
with term extension	6,645	700	3,894	313	16,354	3,011
with change in interest rate and, in certain cases, term extension	46,739	7,314	38,871	6,246	68,584	15,231
with change in interest rate, term extension and principal forbearance	29,591	9,368	26,283	8,483	19,865	5,319
Total loan modifications(3)	83,188	17,407	69,581	15,137	109,174	24,339
Repayment plans(4)	28,610	4,016	33,350	4,746	33,421	4,787
Forbearance agreements(5)	12,019	2,331	13,026	2,557	19,516	3,821
Total home retention actions	123,817	23,754	115,957	22,440	162,111	32,947
Foreclosure alternatives:
Short sale	41,362	9,016	51,972	11,626	45,623	10,524
Deed in lieu of foreclosure transactions	2,720	437	1,036	179	540	94
Total foreclosure alternatives	44,082	9,453	53,008	11,805	46,163	10,618
Total single-family loan workouts	167,899	$33,207	168,965	$34,245	208,274	$43,565
Seriously delinquent loan additions	237,580		305,449		374,970
Single-family foreclosures(6)	81,605		105,060		121,751
Seriously delinquent loans, at period end	255,325		352,860		414,134

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

116	Freddie Mac

(2)	Under this modification type, past due amounts are added to the principal balance and amortized based on the original contractual loan terms.

(3)
Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.

(4)
Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes borrowers that are actively repaying past due amounts under a repayment plan, which totaled 16,768, 15,467, and 21,382 borrowers as of December 31, 2013, 2012, and 2011, respectively.

(5)
Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarter; however, a single loan may be included under separate forbearance agreements in separate periods.

(6)
Represents the number of our single-family loans that completed foreclosure transfers, including third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third party rather than to us.

The number of seriously delinquent loans declined during 2013, and our loan modification volume increased in 2013 compared to 2012. The volume of foreclosures declined by 22% in 2013 compared to 2012, primarily due to lower volumes of single-family loans becoming seriously delinquent and continued high volumes of loan workouts in 2013. We expect our loan modification volume will decline in 2014, as compared to 2013.
The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $82 billion as of December 31, 2013 from $75 billion as of December 31, 2012. The number of modified loans in our single-family credit guarantee portfolio continued to increase and such loans comprised approximately 3.8% and 3.4% of our single-family credit guarantee portfolio as of December 31, 2013 and December 31, 2012, respectively. For the year ended December 31, 2013, approximately 56% of our loan modifications related to loans which were 180 days or more delinquent prior to the modification effective date. The estimated weighted average current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 100% at December 31, 2013. The serious delinquency rate on these loans was 13.3% as of December 31, 2013.
The volume of short sale transactions remained at elevated levels in 2013 compared to our historical experience. However, our short sale activity declined in the last three quarters of 2013, which we believe is due to rising interest rates and strengthening home prices in most geographical areas, which make short sales a less attractive option for borrowers.

117	Freddie Mac

The table below presents the percentage of modified single-family loans that were current and performing in each of the last eight quarterly periods.
Table 46 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing(1)

	Quarter of Loan Modification Completion(2)
HAMP loan modifications:	3Q 2013	2Q 2013	1Q 2013	4Q 2012	3Q 2012	2Q 2012	1Q 2012	4Q 2011
Time since modification:
3 to 5 months	87%	88%	89%	88%	87%	89%	89%	89%
6 to 8 months		84	85	85	85	85	84	85
9 to 11 months			82	83	82	84	81	81
12 to 14 months				80	80	81	81	79
15 to 17 months					78	80	79	79
18 to 20 months						79	77	77
21 to 23 months							76	76
24 to 26 months								75

	Quarter of Loan Modification Completion(2)
Non-HAMP loan modifications:	3Q 2013	2Q 2013	1Q 2013	4Q 2012	3Q 2012	3Q 2012	1Q 2012	4Q 2011
Time since modification:
3 to 5 months	82%	83%	84%	83%	82%	84%	72%	78%
6 to 8 months		77	78	79	79	79	64	69
9 to 11 months			74	75	75	77	60	62
12 to 14 months				72	72	74	62	58
15 to 17 months					69	71	59	59
18 to 20 months						69	56	57
21 to 23 months							55	56
24 to 26 months								55

	Quarter of Loan Modification Completion(2)
Total (HAMP and Non-HAMP):	3Q 2013	2Q 2013	1Q 2013	4Q 2012	3Q 2012	3Q 2012	1Q 2012	4Q 2011
Time since modification:
3 to 5 months	84%	85%	86%	85%	84%	87%	85%	86%
6 to 8 months		79	81	81	82	83	80	80
9 to 11 months			78	78	78	81	77	75
12 to 14 months				75	76	78	76	73
15 to 17 months					73	77	74	73
18 to 20 months						75	73	71
21 to 23 months							71	70
24 to 26 months								68

(1)	Represents the percentage of loans that are current and performing (no payment is 30 days or more past due) or have been paid in full. Excludes loans in modification trial periods.

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

Relief Refinance Mortgage Initiative and Home Affordable Refinance Program
Our relief refinance mortgage initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), gives eligible homeowners with existing loans that are owned or guaranteed by us an opportunity to refinance into loans with more affordable monthly payments and/or fixed-rate terms. While HARP is targeted at borrowers with current LTV ratios above 80%, our relief refinance initiative also allows borrowers with LTV ratios of 80% and below to participate. We implemented a number of changes to HARP and the relief refinance initiative in late 2011 and during 2012. These changes allow more borrowers to participate in the program and benefit from refinancing their home mortgages, including borrowers whose mortgages have LTV ratios above 125%. In addition, in April 2013, we extended HARP by two years to December 31, 2015, at the direction of FHFA.
Relief refinance mortgages (including HARP loans) generally present higher risk to us than other refinance loans we have purchased since 2009 because:

118	Freddie Mac

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

Although our refinancing activity moderated in the second half of 2013, relief refinance activity remained high in 2013 driven by relatively low interest rates compared to historical levels and the changes to the HARP program noted above. The following table provides information about the volume of our relief refinance purchases as well as information about the serious delinquency rates of these loans.
Table 47 — Single-Family Relief Refinance Loans(1)

	Year Ended December 31, 2013			Year Ended December 31, 2012
	UPB	Number of Loans	Average Loan Balance(2)	UPB	Number of Loans	Average loan Balance(2)
	(dollars in millions, except for average loan balances)
Purchases of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$11,574	62,652	$185,000	$20,364	98,559	$207,000
Above 100% to 125% LTV ratio	21,005	110,302	190,000	29,648	144,529	205,000
Above 80% to 100% LTV ratio	29,958	167,420	179,000	36,886	191,208	193,000
Other (80% and below LTV ratio)	36,658	270,138	136,000	35,870	252,569	142,000
Total relief refinance mortgages	$99,195	610,512	162,000	$122,768	686,865	179,000

	As of December 31, 2013			As of December 31, 2012
	UPB	Number of Loans	Serious Delinquency Rate	UPB	Number of Loans	Serious Delinquency Rate
	(dollars in millions)
Balance of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$30,579	158,531	0.90%	$20,163	98,371	0.29%
Above 100% to 125% LTV ratio	68,416	344,832	1.01	52,761	251,497	1.20
Above 80% to 100% LTV ratio	114,688	610,128	0.85	100,122	499,125	1.00
Other (80% and below LTV ratio)	127,991	936,038	0.32	114,164	774,212	0.32
Total relief refinance mortgages	$341,674	2,049,529	0.64	$287,210	1,623,205	0.66

(1)
Consists of all single-family relief refinance mortgage loans that we either purchased or guaranteed during the period, including those associated with other guarantee commitments and Other Guarantee Transactions.

(2)	Rounded to the nearest thousand.
For more information on relief refinance loans, including HARP, in our single-family credit guarantee portfolio, see "Table 36 — Single-Family Credit Guarantee Portfolio Data by Year of Origination," and "Table 37 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio."

119	Freddie Mac

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
Some of our workout and other loss mitigation activities create fluctuations in our delinquency statistics. For example, single-family loans that we report as seriously delinquent before they enter a modification trial period continue to be reported as seriously delinquent for purposes of our delinquency reporting until the modifications become effective and the loans are removed from delinquent status by our servicers. Consequently, the volume and timing of loan modifications affect our reported serious delinquency rate. In addition, there may be temporary timing differences, or lags, in the reporting of payment status and modification completion due to differing practices of our servicers that can affect our delinquency reporting.
Our serious delinquency rates have been affected by delays, including those due to increases in foreclosure process timeframes, general constraints on servicer capacity (which affects the rate at which servicers modify or foreclose upon loans), and court backlogs (in states that require a judicial foreclosure process). These situations generally extend the time it takes for the loans to be modified, foreclosed upon, or otherwise resolved, and thus transition out of serious delinquency. As of December 31, 2013 and 2012, the percentage of seriously delinquent loans that have been delinquent for more than six months was 71% and 72%, respectively, and most of these loans have been delinquent for longer than one year. Loans that have been delinquent for more than a year are more challenging to resolve as many of these borrowers: (a) may not be in contact with the servicer; (b) may not be eligible for modifications; or (c) are in geographic areas where the foreclosure process has lengthened or is subject to judicial review. The longer a loan remains delinquent, the greater the associated costs we incur, in part due to expenses associated with loss mitigation and foreclosure.

120	Freddie Mac

The table below presents serious delinquency rates and information about seriously delinquent loans in our single-family credit guarantee portfolio.
Table 48 — Single-Family Serious Delinquency Statistics

	As of December 31, 2013			As of December 31, 2012			As of December 31, 2011
	Percentage of Portfolio		Serious Delinquency Rate	Percentage of Portfolio		Serious Delinquency Rate	Percentage of Portfolio		Serious Delinquency Rate
Credit Protection:
Non-credit-enhanced	83%		2.04%	87%		2.66%	86%		2.84%
Credit-enhanced(1)	17		4.83	13		7.34	14		8.03
Total(2)	100%		2.39	100%		3.25	100%		3.58

	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate
State:(3)(4)
Florida	42,948	17%	6.44%	69,034	20%	9.87%	82,006	20%	10.89%
New York	21,459	8	4.41	22,592	6	4.59	20,950	5	4.02
New Jersey	19,306	8	6.20	21,742	6	6.87	19,538	5	5.80
California	15,620	6	1.30	27,620	8	2.34	42,530	10	3.43
Illinois	15,521	6	2.79	22,923	7	4.08	28,039	7	4.72
All others	137,907	55	1.85	185,683	53	2.45	217,218	53	2.68
Total	252,761	100%		349,594	100%		410,281	100%

	# of Seriously Delinquent Loans	Percent		# of Seriously Delinquent Loans	Percent		# of Seriously Delinquent Loans	Percent
Aging, by locality:(4)
Judicial review states:(5)
Less than or equal to 1 year	59,129	23%		79,422	23%		99,388	24%
More than 1 year and less than or equal to 2 years	30,604	12		50,506	14		67,894	17%
More than 2 years	65,154	26		77,766	22		63,429	16%
Non-judicial states:(5)
Less than or equal to 1 year	60,175	24		87,641	25		115,495	28%
More than 1 year and less than or equal to 2 years	17,968	7		30,435	9		42,950	10%
More than 2 years	19,731	8		23,824	7		21,125	5%
Combined:(5)
Less than or equal to 1 year	119,304	47		167,063	48		214,883	52%
More than 1 year and less than or equal to 2 years	48,572	19		80,941	23		110,844	27%
More than 2 years	84,885	34		101,590	29		84,554	21%
Total	252,761	100%		349,594	100%		410,281	100%

Payment Status:
One month past due	1.73%			1.85%			2.02%
Two months past due	0.57%			0.66%			0.70%

(1)	See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.

(2)	As of December 31, 2013, 2012, and 2011, approximately 61%, 68% and 68%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

(3)	Represent the states with the highest number of seriously delinquent loans as of December 31, 2013.

(4)	Excludes loans underlying certain single-family Other Guarantee Transactions since the geographic information is not available to us for these loans.

(5)
For this presentation, the states and territories classified as having a judicial foreclosure process consist of: CT, DE, FL, HI, IA, IL, IN, KS, KY, LA, ME, ND, NE, NJ, NM, NY, OH, OK, OR, PA, PR, SC, SD, VI, VT, and WI. All other states are classified as having a non-judicial foreclosure process.

The serious delinquency rate of our single-family credit guarantee portfolio declined to 2.39% as of December 31, 2013 (which is the lowest level since March 2009) from 3.25% as of December 31, 2012, continuing the trend of improvement that

121	Freddie Mac

began in 2010. As of December 31, 2013, our serious delinquency rate for the aggregate of those states that require a judicial foreclosure and all other states was 3.31% and 1.63%, respectively, compared to 4.32% and 2.35%, respectively, as of December 31, 2012.
During the years ended December 31, 2013 and 2012, the nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 773 days and 611 days, respectively, which included: (a) an average of 943 days and 773 days, respectively, for foreclosures completed in states that require a judicial foreclosure process; and (b) an average of 567 days and 475 days, respectively, for foreclosures completed in states that do not require a judicial foreclosure process. During 2013, a significant number of loans that had been subject to delays discussed above (and that had been delinquent for more than a year) completed the foreclosure process, which caused the nationwide average for foreclosure completions to increase compared to 2012.
Serious delinquency rates for interest-only and option ARM products (which together represented approximately 2% of our total single-family credit guarantee portfolio at December 31, 2013) were 12.5% and 12.3% as of December 31, 2013, respectively, as compared to 16.3% for both at December 31, 2012. Serious delinquency rates of single-family fixed rate, amortizing loans with a term of 20 years or more, a more traditional mortgage product, were approximately 2.8% and 3.7% at December 31, 2013 and 2012, respectively.
The tables below present serious delinquency rates categorized by borrower and loan characteristics, including geographic region and origination year, and indicate that certain concentrations of loans have been more adversely affected by declines in home prices and weak economic conditions during the housing crisis that began in 2006. We purchased significant amounts of loans originated in 2005 through 2008 with higher-risk characteristics and, as of December 31, 2013, we continued to experience high serious delinquency rates on those loans.

122	Freddie Mac

Table 49 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of December 31, 2013
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$23	$399	$422	68%	5.9%	3.0%
Illinois, Michigan, and Ohio(4)	4	172	176	76	3.9	2.1
New York and New Jersey(5)	7	138	145	67	4.3	5.1
All other states	23	887	910	69	3.0	1.9
Year of origination(6):
2013	—	270	270	69	—	—
2012	—	265	265	61	—	—
2011	—	120	120	58	—	0.2
2010	—	113	113	60	0.1	0.4
2009	—	120	120	62	0.5	0.9
HARP and other relief refinance loans(6)	—	342	342	81	0.3	0.6
2005-2008 Legacy single-family book	48	220	268	87	16.5	8.8
Pre-2005 Legacy single-family book	9	146	155	50	4.6	3.2

	As of December 31, 2012
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$30	$386	$416	82%	5.4%	5.0%
Illinois, Michigan, and Ohio(4)	5	171	176	82	3.5	3.0
New York and New Jersey(5)	9	134	143	69	3.5	5.5
All other states	30	873	903	72	2.7	2.4
Year of origination(6):
2012	—	254	254	67	—	—
2011	—	158	158	64	—	0.1
2010	—	156	156	65	—	0.3
2009	—	177	177	67	0.2	0.7
HARP and other relief refinance loans(6)	—	287	287	83	0.1	0.7
2005-2008 Legacy single-family book	62	326	388	98	11.0	9.6
Pre-2005 Legacy single-family book	12	206	218	56	3.3	3.2

	2013			2012
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)
Credit Losses
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$802	$1,438	$2,240	$1,816	$4,526	$6,342
Illinois, Michigan, and Ohio(4)	158	773	931	276	1,500	1,776
New York and New Jersey(5)	56	106	162	60	118	178
All other states	231	1,224	1,455	550	2,779	3,329
Year of origination(6):
2013	—	—	—	N/A	N/A	N/A
2012	—	2	2	—	—	—
2011	—	9	9	—	3	3
2010	—	29	29	—	23	23
2009	—	95	95	—	134	134
Subtotal - New single-family book	—	135	135	—	160	160
HARP and other relief refinance loans(6)	—	348	348	—	263	263
2005-2008 Legacy single-family book	1,190	2,688	3,878	2,601	7,544	10,145
Pre-2005 Legacy single-family book	57	370	427	101	956	1,057

(1)	See endnote (3) to “Table 38 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.

(2)
Represents the percentage of loans, based on loan count, in our single-family credit guarantee portfolio at period end that have been modified, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.

123	Freddie Mac

(3)	Represents the four states that had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured using Freddie Mac’s home price index.

(4)	Represents selected states in the North Central region that have experienced adverse economic conditions since 2006.

(5)	Represents two states with a judicial foreclosure process in which there are a significant number of seriously delinquent loans within our single-family credit guarantee portfolio.

(6)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2013). All other refinance loans are presented in the year that the refinancing occurred. Prior period information has been revised to conform with the current period presentation.

124	Freddie Mac

Table 50 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of December 31, 2013
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.1%	7.9%	0.8%	11.9%	0.7%	17.9%	2.6%	21.3%	11.0%
15- year amortizing fixed-rate	0.2	3.8	<0.1	3.8	<0.1	3.0	0.2	1.1	3.7
ARMs/adjustable rate(4)	0.1	9.9	<0.1	16.0	<0.1	28.7	0.1	13.3	12.9
Interest-only(5)	<0.1	12.3	<0.1	20.9	<0.1	31.3	<0.1	0.6	22.8
Other(6)	<0.1	3.9	<0.1	9.8	<0.1	17.5	<0.1	5.5	5.7
Total FICO scores < 620	1.4	7.0	0.8	11.9	0.7	18.3	2.9	17.4	10.0
FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.4	5.3	1.1	9.1	1.2	15.2	4.7	16.3	8.0
15- year amortizing fixed-rate	0.5	2.2	0.1	2.5	<0.1	2.1	0.6	0.5	2.2
ARMs/adjustable rate(4)	0.1	4.9	0.1	11.0	<0.1	25.3	0.2	3.5	8.5
Interest-only(5)	0.1	9.8	0.1	15.9	0.1	28.3	0.3	0.4	19.5
Other(6)	<0.1	3.6	<0.1	5.5	<0.1	6.3	<0.1	2.4	4.9
Total FICO scores of 620 to 659	3.1	4.5	1.4	9.0	1.3	15.8	5.8	12.6	7.2
FICO scores of ≥ 660:
20 and 30- year or more amortizing fixed-rate	46.7	1.1	14.6	2.7	6.3	7.3	67.6	3.8	1.9
15- year amortizing fixed-rate	15.8	0.4	1.1	0.4	0.4	0.7	17.3	0.1	0.4
ARMs/adjustable rate(4)	3.4	1.0	0.5	5.1	0.2	16.3	4.1	0.8	2.3
Interest-only(5)	0.6	4.3	0.6	10.1	0.6	18.9	1.8	0.2	11.3
Other(6)	<0.1	2.0	0.1	1.8	<0.1	3.0	0.1	0.9	2.1
Total FICO scores ≥ 660	66.5	0.8	16.9	2.8	7.5	8.0	90.9	2.6	1.7
Total FICO scores not available	0.3	5.6	0.1	12.0	<0.1	22.6	0.4	7.9	8.5
All FICO scores:
20 and 30- year or more amortizing fixed-rate	50.4	1.6	16.6	3.7	8.1	9.3	75.1	5.4	2.8
15- year amortizing fixed-rate	16.5	0.5	1.2	0.6	0.3	0.9	18.0	0.1	0.5
ARMs/adjustable rate(4)	3.6	1.6	0.6	6.2	0.2	18.4	4.4	1.4	3.1
Interest-only(5)	0.7	5.0	0.7	11.0	0.8	20.4	2.2	0.2	12.5
Other(6)	0.1	9.2	0.1	6.2	0.1	12.1	0.3	9.2	8.6
Total single-family credit guarantee portfolio(7)	71.3%	1.3%	19.2%	3.8%	9.5%	9.9%	100.0%	3.8%	2.4%
By Region(8)
FICO scores < 620:
North Central	0.1%	5.4%	0.3%	8.6%	0.1%	13.4%	0.5%	16.5%	8.0%
Northeast	0.4	10.3	0.2	18.1	0.2	25.6	0.8	19.6	14.4
Southeast	0.3	7.5	0.1	11.7	0.2	20.8	0.6	18.2	11.2
Southwest	0.3	5.3	0.1	10.3	<0.1	15.8	0.4	11.8	6.7
West	0.3	4.8	0.1	9.2	0.2	13.1	0.6	19.9	7.4
Total FICO scores < 620	1.4	7.0	0.8	11.9	0.7	18.3	2.9	17.4	10.0
FICO scores of 620 to 659:
North Central	0.5	3.6	0.3	6.7	0.3	11.1	1.1	11.9	5.8
Northeast	0.8	6.6	0.3	14.0	0.4	23.0	1.5	13.4	10.3
Southeast	0.6	5.0	0.3	9.2	0.3	18.2	1.2	13.2	8.5
Southwest	0.5	3.2	0.2	6.8	<0.1	11.7	0.7	7.8	4.2
West	0.7	3.4	0.3	7.5	0.3	12.4	1.3	16.1	5.8
Total FICO scores of 620 to 659	3.1	4.5	1.4	9.0	1.3	15.8	5.8	12.6	7.2
FICO scores ≥ 660:
North Central	10.7	0.6	3.8	1.9	1.5	5.3	16.0	2.1	1.2
Northeast	17.6	1.2	4.6	4.3	1.4	12.0	23.6	2.4	2.2
Southeast	9.4	1.2	3.2	2.9	2.0	10.0	14.6	3.0	2.4
Southwest	8.6	0.6	1.8	1.4	0.2	3.9	10.6	1.2	0.8
West	20.2	0.6	3.5	2.9	2.4	6.4	26.1	3.7	1.3
Total FICO scores ≥ 660	66.5	0.8	16.9	2.8	7.5	8.0	90.9	2.6	1.7
Total FICO scores not available	0.3	5.6	0.1	12.0	<0.1	22.6	0.4	7.9	8.5
All FICO scores:
North Central	11.5	0.9	4.2	2.6	1.9	6.9	17.6	3.3	1.8
Northeast	19.0	1.8	5.1	5.8	1.9	15.1	26.0	3.8	3.2
Southeast	10.3	1.8	3.7	4.0	2.5	12.1	16.5	4.6	3.4
Southwest	9.4	1.0	2.1	2.5	0.3	6.6	11.8	2.2	1.4
West	21.1	0.8	4.1	3.5	2.9	7.4	28.1	4.7	1.7
Total single-family credit guarantee portfolio(7)	71.3%	1.3%	19.2%	3.8%	9.5%	9.9%	100.0%	3.8%	2.4%

125	Freddie Mac

	As of December 31, 2012
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.0%	8.3%	0.8%	13.4%	0.9%	22.9%	2.7%	18.8%	13.4%
15- year amortizing fixed-rate	0.2	4.2	<0.1	8.0	<0.1	9.5	0.2	1.2	4.5
ARMs/adjustable rate(4)	0.1	10.0	<0.1	16.5	<0.1	26.7	0.1	11.4	14.1
Interest-only(5)	<0.1	15.0	<0.1	20.8	0.1	33.6	0.1	0.6	27.6
Other(6)	<0.1	4.0	<0.1	8.4	<0.1	14.9	<0.1	4.9	5.7
Total FICO scores < 620	1.3	7.2	0.8	13.4	1.0	23.2	3.1	15.3	12.2
FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.2	5.5	1.3	9.7	1.7	18.8	5.2	13.8	9.8
15- year amortizing fixed-rate	0.6	2.5	<0.1	5.1	<0.1	8.4	0.6	0.6	2.7
ARMs/adjustable rate(4)	0.1	5.1	0.1	11.7	0.1	23.7	0.3	2.6	10.9
Interest-only(5)	<0.1	10.7	0.1	17.2	0.2	30.0	0.3	0.5	24.4
Other(6)	<0.1	2.8	<0.1	4.6	<0.1	7.0	<0.1	1.9	4.7
Total FICO scores of 620 to 659	2.9	4.7	1.5	9.7	2.0	19.5	6.4	10.7	9.0
FICO scores of ≥ 660:
20 and 30- year or more amortizing fixed-rate	40.1	1.1	17.0	2.9	9.8	9.4	66.9	3.3	2.6
15- year amortizing fixed-rate	14.7	0.4	1.0	0.9	0.3	2.3	16.0	0.1	0.5
ARMs/adjustable rate(4)	3.0	1.0	0.7	4.6	0.5	15.4	4.2	0.6	3.4
Interest-only(5)	0.4	4.2	0.7	9.7	1.6	20.6	2.7	0.2	15.0
Other(6)	<0.1	1.9	0.1	1.5	0.1	2.5	0.2	0.7	1.9
Total FICO scores ≥ 660	58.2	0.9	19.5	3.0	12.3	10.6	90.0	2.3	2.3
Total FICO scores not available	0.3	5.4	0.1	11.6	0.1	23.0	0.5	6.5	8.9
All FICO scores:
20 and 30- year or more amortizing fixed-rate	43.4	1.7	19.1	4.0	12.6	11.8	75.1	4.9	3.7
15- year amortizing fixed-rate	15.4	0.6	1.1	1.2	0.3	2.8	16.8	0.1	0.6
ARMs/adjustable rate(4)	3.3	1.6	0.8	5.8	0.6	17.1	4.7	1.2	4.3
Interest-only(5)	0.5	4.9	0.8	10.7	1.8	22.0	3.1	0.2	16.3
Other(6)	0.1	9.6	0.1	6.8	0.1	10.2	0.3	7.9	8.9
Total single-family credit guarantee portfolio(7)	62.7%	1.4%	21.9%	4.1%	15.4%	12.7%	100.0%	3.4%	3.3%
By Region(8)
FICO scores < 620:
North Central	0.2%	5.9%	0.2%	10.4%	0.2%	18.1%	0.6%	14.8%	10.5%
Northeast	0.5	10.4	0.2	19.7	0.2	30.6	0.9	16.6	16.1
Southeast	0.2	7.9	0.2	13.5	0.3	27.7	0.7	16.0	14.5
Southwest	0.2	5.2	0.1	11.2	<0.1	19.5	0.3	10.6	7.4
West	0.2	4.9	0.1	10.2	0.3	17.3	0.6	18.0	10.1
Total FICO scores < 620	1.3	7.2	0.8	13.4	1.0	23.2	3.1	15.3	12.2
FICO scores of 620 to 659:
North Central	0.5	3.9	0.3	7.7	0.4	14.5	1.2	10.2	7.5
Northeast	0.9	6.6	0.4	14.4	0.4	25.8	1.7	11.1	11.5
Southeast	0.5	5.4	0.3	10.2	0.5	23.9	1.3	11.0	11.3
Southwest	0.5	3.3	0.2	7.6	0.1	14.5	0.8	6.8	4.8
West	0.5	3.4	0.3	8.0	0.6	16.1	1.4	14.2	8.3
Total FICO scores of 620 to 659	2.9	4.7	1.5	9.7	2.0	19.5	6.4	10.7	9.0
FICO scores of ≥ 660:
North Central	9.4	0.7	4.4	2.2	2.3	7.0	16.1	1.9	1.7
Northeast	15.9	1.2	5.2	4.6	1.9	14.2	23.0	2.0	2.6
Southeast	8.3	1.3	3.5	3.3	3.0	14.2	14.8	2.5	3.7
Southwest	8.0	0.7	2.1	2.0	0.3	5.9	10.4	1.1	1.0
West	16.6	0.6	4.3	2.8	4.8	9.1	25.7	3.4	2.3
Total FICO scores ≥ 660	58.2	0.9	19.5	3.0	12.3	10.6	90.0	2.3	2.3
Total FICO scores not available	0.3	5.4	0.1	11.6	0.1	23.0	0.5	6.5	8.9
All FICO scores:
North Central	10.1	1.0	4.8	3.0	3.0	9.0	17.9	3.0	2.5
Northeast	17.1	1.9	5.9	6.1	2.5	17.6	25.5	3.3	3.8
Southeast	9.1	1.9	4.0	4.5	3.8	16.7	16.9	4.0	5.0
Southwest	8.9	1.1	2.5	3.2	0.4	9.3	11.8	2.1	1.7
West	17.5	0.8	4.7	3.3	5.7	10.2	27.9	4.4	2.8
Total single-family credit guarantee portfolio(7)	62.7%	1.4%	21.9%	4.1%	15.4%	12.7%	100.0%	3.4%	3.3%

(1)	The current LTV ratios are our estimates. See endnote (3) to “Table 38 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.

(2)	Based on UPB of the single-family credit guarantee portfolio.

(3)	See endnote (2) to “Table 49 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio” for further information.

(4)	Includes balloon/reset and option ARM mortgage loans.

(5)
Includes both fixed rate and adjustable rate loans. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.

126	Freddie Mac

(6)	Consist of FHA/VA and other government guaranteed mortgages.

(7)
The total of all FICO scores categories may not sum due to the inclusion of loans where FICO scores are not available in the respective totals for all loans. See endnote (5) to “Table 38 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our presentation of FICO scores.

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
Table 51 — Single-Family Credit Guarantee Portfolio Foreclosure and Short Sale Rates

	As of December 31,
	2013		2012	2011
	Percentage of Portfolio	Foreclosure and Short Sale Rate(1)	Foreclosure and Short Sale Rate(1)	Foreclosure and Short Sale Rate(1)
Year of Origination(2):
2013	16%	—%	N/A	N/A
2012	16	—	—%	N/A
2011	8	0.03	0.01	—%
2010	7	0.11	0.05	0.01
2009	7	0.34	0.23	0.11
Subtotal — New single-family book	54	0.12	0.09	0.05
HARP and other relief refinance loans(2)	21	0.56	0.36	0.20
2005-2008 Legacy single-family book	16	8.03	6.87	5.35
Pre-2005 Legacy single-family book(3)	9	1.34	1.20	1.04
Total	100%

(1)
Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to December 31, 2013, 2012, and 2011, respectively, divided by the number of loans originated in that year that were acquired in our single-family credit guarantee portfolio.

(2)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2013). All other refinance loans are presented in the year that the refinancing occurred. Prior period information has been revised to conform with the current period presentation.

(3)	The foreclosure and short sale rate presented for the Pre-2005 Legacy single-family book represents the rate associated with loans originated in 2000 through 2004.
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
Multifamily Mortgage Credit Risk
To manage our multifamily mortgage portfolio credit risk, we focus on several key areas: (a) using prudent standards and processes with a pre-approval underwriting approach on the loans we purchase or guarantee; (b) selling the expected credit risk to private investors who hold the subordinated tranches in our multifamily K Certificate transactions; (c) portfolio diversification, particularly by product and geographical area; and (d) portfolio management activities, including loss mitigation and use of credit enhancements. We monitor the loan performance, the underlying properties and a variety of mortgage loan characteristics that may affect the default experience on our multifamily mortgage portfolio, such as DSCR, LTV ratio, geographic location, payment type, and loan maturity. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for information about loss mitigation activities that we have classified as TDRs and subsequent performance information of these loans. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about the loans in our multifamily mortgage portfolio, including geographic concentrations of these loans.
The table below provides certain attributes of our multifamily mortgage portfolio at December 31, 2013 and 2012.

127	Freddie Mac

Table 52 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate(1) at
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(dollars in billions)
Original LTV ratio
Below 75%	$93.1	$87.6	0.06%	0.04%
75% to 80%	34.1	34.0	0.15	0.22
Above 80%	5.6	5.8	0.19	2.31
Total	$132.8	$127.4	0.09%	0.19%
Weighted average LTV ratio at origination	70%	70%
Maturity Dates
2013	N/A	$3.3	N/A	0.86%
2014	$2.1	5.8	0.12%	—
2015	6.9	9.8	0.05	0.53
2016	11.2	13.0	—	0.05
2017	10.0	10.9	0.43	0.02
2018	17.0	17.3	—	—
Beyond 2018	85.6	67.3	0.08	0.24
Total	$132.8	$127.4	0.09%	0.19%
Year of Acquisition or Guarantee(2)
2006 and prior	$19.1	$25.2	—%	0.17%
2007	15.1	17.8	0.54	0.86
2008	13.2	16.6	0.18	0.30
2009	11.2	12.2	—	—
2010	10.9	12.0	0.13	—
2011	15.9	17.0	—	—
2012	23.7	26.6	—	—
2013	23.7	N/A	—	N/A
Total	$132.8	$127.4	0.09%	0.19%
Current Loan Size
Above $25 million	$50.6	$48.5	0.05%	0.06%
Above $5 million to $25 million	73.2	70.0	0.11	0.26
$5 million and below	9.0	8.9	0.14	0.37
Total	$132.8	$127.4	0.09%	0.19%
Legal Structure
Unsecuritized loans	$59.2	$76.6	0.08%	0.08%
K Certificates	59.8	37.2	0.07	0.07
Other Freddie Mac mortgage-related securities	4.8	4.2	0.59	3.20
Other guarantee commitments	9.0	9.4	—	0.13
Total	$132.8	$127.4	0.09%	0.19%
Credit Enhancement
Credit-enhanced	$70.2	$47.8	0.11%	0.36%
Non-credit-enhanced	62.6	79.6	0.07	0.10
Total	$132.8	$127.4	0.09%	0.19%
Payment Type
Interest-only	$20.1	$22.8	0.14%	0.05%
Partial interest-only(3)	32.6	29.8	—	0.05
Amortizing	80.1	74.8	0.12	0.30
Total	$132.8	$127.4	0.09%	0.19%

(1)
Our delinquency rates for multifamily loans are positively affected to the extent we have been successful in working with troubled borrowers to modify their loans prior to becoming delinquent or by providing temporary relief through short-term loan extensions or forbearance agreements. See “Multifamily Delinquencies” below for more information about our multifamily delinquency rates.

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

128	Freddie Mac

Multifamily Product Types
Most multifamily loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity. Therefore, the borrower’s potential inability to refinance or pay off the loan at maturity is a primary concern for us. Borrowers may be less able to refinance their obligations during periods of rising interest rates, which could lead to default if the borrower is unable to find affordable refinancing before the loan matures. Of the $132.8 billion in UPB of our multifamily mortgage portfolio as of December 31, 2013, approximately 7% will mature during 2014 and 2015, and the remaining 93% will mature in 2016 and beyond.
Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may: (a) be amortizing or interest-only (for the full term or a portion thereof); and (b) have a fixed or variable rate of interest. Our multifamily loans generally have shorter terms than single-family mortgages and typically have balloon maturities ranging from five to ten years. At December 31, 2013 and 2012, approximately 60% and 59%, respectively, of our multifamily mortgage portfolio consisted of amortizing loans, which reduce our credit exposure over time since the UPB of the loan declines with each mortgage payment. In addition, as of December 31, 2013 and 2012, approximately 25% and 23%, respectively, of our multifamily mortgage portfolio consisted of partial interest-only loans, which after a defined period of time will begin to include amortization of principal.
Multifamily Credit Enhancements
Our primary business model in the Multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. With this model, we have securitized $71.5 billion in UPB of multifamily loans between 2009 and 2013 and have attracted private capital to the multifamily market from investors who purchase subordinated securities that we do not issue or guarantee. These securities are backed by loans that are sourced by our seller/servicers and directly underwritten by us. Our K Certificate transactions are structured such that private investors (who hold unguaranteed subordinated securities) are the first to absorb losses on the underlying loans and the amount of subordination to the guaranteed certificates is set at a level that we believe is sufficient to cover the expected credit losses on the loans. As a result, we believe private investors will absorb the expected credit risk in these transactions and thereby reduce the loss exposure to us and U.S. taxpayers. As of December 31, 2013, we have not realized any credit losses on our K Certificates. At December 31, 2013 and 2012, the UPB of K Certificates with subordination coverage was $59.3 billion and $36.7 billion, respectively, and the average subordination coverage on these securities was 18% and 17%, respectively. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio.
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
There were 16 and 33 delinquent loans in our multifamily mortgage portfolio at December 31, 2013 and 2012, respectively. Improvements in market fundamentals and multifamily property values led to improved delinquency rates for most major participants in the market during 2013. Our multifamily mortgage portfolio delinquency rate of 0.09% and 0.19% at December 31, 2013 and 2012, respectively, reflects continued strong portfolio performance and improving market fundamentals. Our delinquency rate for credit-enhanced loans was 0.11% and 0.36% at December 31, 2013 and 2012, respectively, and for non-credit-enhanced loans was 0.07% and 0.10% at December 31, 2013 and 2012, respectively. As of December 31, 2013, approximately 62% of our multifamily loans that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans and guarantees.
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

129	Freddie Mac

The table below provides detail on non-performing loans and REO assets on our consolidated balance sheets and non-performing loans underlying our financial guarantees.
Table 53 — Non-Performing Assets(1)

	December 31,
	2013	2012	2011	2010	2009
	(dollars in millions)
Non-performing mortgage loans — on balance sheet:
Single-family TDRs:
Less than three monthly payments past due	$78,033	$65,784	$44,440	$26,612	$711
Seriously delinquent	19,573	22,008	11,639	3,144	477
Multifamily TDRs(2)	712	815	893	911	229
Total TDRs	98,318	88,607	56,972	30,667	1,417
Other seriously delinquent single-family loans(3)	23,280	39,711	63,205	84,272	12,106
Other multifamily loans(4)	590	1,411	1,819	1,750	1,196
Total non-performing mortgage loans — on balance sheet	122,188	129,729	121,996	116,689	14,719
Non-performing mortgage loans — off-balance sheet:
Single-family loans	871	1,096	1,230	1,450	85,395
Multifamily loans	381	474	246	198	178
Total non-performing mortgage loans — off-balance sheet	1,252	1,570	1,476	1,648	85,573
Real estate owned, net	4,551	4,378	5,680	7,068	4,692
Total non-performing assets	$127,991	$135,677	$129,152	$125,405	$104,984
Loan loss reserves as a percentage of our non-performing mortgage loans	20.0%	23.5%	32.0%	33.7%	33.8%
Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	7.1%	7.5%	6.8%	6.4%	5.2%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.

(2)	As of December 31, 2013, 2012, 2011, 2010, and 2009, approximately $0.7 billion, $0.8 billion, $0.9 billion, $0.9 billion, and $0.3 billion of these amounts were current, respectively.

(3)	Represents loans recognized by us on our consolidated balance sheets, including loans removed from PC trusts due to the borrower’s serious delinquency.

(4)	Of these amounts, $0.6 billion, $1.4 billion, $1.8 billion, $1.6 billion, and $1.1 billion of UPB were current at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.
Our non-performing assets declined to $128.0 billion as of December 31, 2013, from $135.7 billion as of December 31, 2012. We expect our non-performing assets, including loans deemed to be TDRs, to remain at elevated levels in 2014. Our loan loss reserves as a percentage of our non-performing mortgage loans also declined at December 31, 2013 compared to December 31, 2012 primarily due to a decline in our loan loss reserves. See “Credit Loss Performance — Loan Loss Reserves” for more information about the decline in our loan loss reserves.
The table below provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. See “Table 50 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates of loans in our single-family credit guarantee portfolio.

130	Freddie Mac

Table 54 — REO Activity by Region(1)

	December 31,
	2013	2012	2011
	(number of properties)
REO Inventory
Single-family:
Inventory, beginning of year	49,071	60,535	72,079
Acquisitions, by region:
Northeast	10,023	7,352	6,969
Southeast	23,827	23,906	23,182
North Central	20,834	27,586	26,255
Southwest	6,996	10,197	12,858
West	9,001	13,771	29,367
Total single-family acquisitions	70,681	82,812	98,631
Dispositions, by region:
Northeast	(7,071)	(7,544)	(8,883)
Southeast	(20,956)	(25,803)	(28,298)
North Central	(25,946)	(28,137)	(25,970)
Southwest	(8,395)	(12,134)	(13,098)
West	(10,077)	(20,658)	(33,926)
Total single-family dispositions	(72,445)	(94,276)	(110,175)
Inventory, end of year	47,307	49,071	60,535

Multifamily:
Inventory, beginning of year	6	20	14
Acquisitions	4	6	25
Dispositions	(9)	(20)	(19)
Inventory, end of year	1	6	20
Total inventory, end of year	47,308	49,077	60,555

(1)	See endnote (8) to “Table 50 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
Our REO inventory (measured in number of properties) declined 4% from December 31, 2012 to December 31, 2013 primarily due to lower foreclosure activity in 2013 as a result of our loss mitigation efforts (e.g., a significant number of borrowers completing short sales rather than foreclosures) and a declining amount of delinquent loans. We expect our REO acquisitions and dispositions to remain at elevated levels in the near term, as we have a large REO inventory and a significant number of seriously delinquent loans in our single-family credit guarantee portfolio.
The volume of our single-family REO acquisitions in recent periods has been significantly affected by the lengthening of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. We expect that the length of the foreclosure process will continue to remain above historical levels, particularly in states that require a judicial foreclosure process. Foreclosures generally take longer to complete in states where judicial foreclosures (those conducted under the supervision of a court) are required than in states where non-judicial foreclosures are permitted. In addition, our expanded loss mitigation efforts are providing borrowers with viable alternatives to foreclosure. As a result of the continued high level of loss mitigation efforts, fewer of our loans are proceeding through foreclosure to REO acquisition.
Our single-family REO acquisitions in 2013 were most significant in the states of Florida, Illinois, Michigan, and Ohio, which collectively represented 40% of total single-family REO acquisitions during that period, based on the number of properties, and comprised 42% of our total single-family REO property inventory at December 31, 2013. We experienced an increase in REO acquisitions during 2013 compared to 2012 in the Northeast region and REO acquisitions remained high in the Southeast region. The high REO acquisition volume in these regions was primarily due to higher foreclosure volume in Maryland, Pennsylvania, and Florida. The North Central region had the largest number of REO properties and comprised 33% and 42% of our REO property inventory, based on the number of properties, as of December 31, 2013 and 2012, respectively. This region generally has experienced more challenging economic conditions, includes a number of states with longer foreclosure timelines due to the local laws and foreclosure process, and has housing markets with generally lower demand and lower home values than in other regions. See "NOTE 6: REAL ESTATE OWNED" for more information on our REO properties.

131	Freddie Mac

Our REO acquisition activity is disproportionately high for certain types of loans in our single-family credit guarantee portfolio, including loans with certain higher-risk characteristics. For example, the percentage of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 2% and 3%, respectively, at December 31, 2013. The percentage of our REO acquisitions in 2013 that had been financed by either of these loan types represented approximately 24% of our total REO acquisitions, based on loan amount prior to acquisition. In addition, loans from our 2005-2008 Legacy single-family book comprised approximately 78% of our REO acquisition activity during 2013.
We continue to experience significant variability in the average time for foreclosure by state. For example, during 2013, the average time for completion of foreclosures associated with loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, ranged from 391 days in Michigan to 1,231 days in Florida (as measured from the date of the last scheduled payment made by the borrower).
We are unable to market a significant portion of our REO property inventory at any given time, which can increase the average holding period of our inventory. For example, some jurisdictions require a period of time after foreclosure during which the borrower may reclaim the property. During this period, we generally are not able to sell the property. As of both December 31, 2013 and 2012, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 5.8%. Though it varied significantly in different states, the average holding period of our single-family REO properties, excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, was 209 days and 200 days, for our REO dispositions during 2013 and 2012, respectively.
The table below provides information about our REO properties at December 31, 2013 and 2012.
Table 55 — Single-Family REO Property Status

	As of December 31,
	2013	2012
	(Percent of properties)
Unable to market:
Redemption period(1)	11%	15%
Occupied (waiting for eviction or vacancy)	18	18
Other(2)	4	3
Subtotal — unable to market	33	36
Pre-listing(3)	23	23
Pending settlement for sale(4)	14	14
Available for sale	30	27
Total	100%	100%

(1)	Consists of properties located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property.

(2)	Includes properties where marketing is on hold, including where we are involved in litigation or other legal and regulatory issues concerning the property.

(3)	Consists of properties that are not being actively marketed because we are evaluating the property condition and preparing the property for sale.

(4)	Consists of properties where we have an executed sales contract and settlement has not yet occurred.
As shown in the table above, a significant portion of the properties in our REO inventory are unable to be marketed because they remain occupied or are located in states with a redemption period, particularly in the states of Illinois, Michigan, and Minnesota. The percentage of our REO inventory that is in the pre-listing category also remained high at December 31, 2013, primarily because many of these properties are under repair or are otherwise being prepared for sale.
Credit Loss Performance
Many loans that are seriously delinquent, or in foreclosure, result in credit losses. The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

132	Freddie Mac

Table 56 — Credit Loss Performance

	December 31,
	2013	2012	2011
	(dollars in millions)
REO
REO balances, net:
Single-family	$4,541	$4,314	$5,548
Multifamily	10	64	132
Total	$4,551	$4,378	$5,680
REO operations (income) expense:
Single-family	$(124)	$62	$596
Multifamily	(16)	(3)	(11)
Total	$(140)	$59	$585
Charge-offs
Single-family:
Charge-offs, gross(1) (including $9.0 billion, $13.5 billion, and $14.7 billion relating to loan loss reserves, respectively)	$9,225	$13,825	$15,149
Recoveries(2)	(4,313)	(2,262)	(2,764)
Single-family, net	$4,912	$11,563	$12,385
Multifamily:
Charge-offs, gross(1) (including $7 million, $36 million, and $75 million relating to loan loss reserves, respectively)	$29	$39	$83
Recoveries(2)	(1)	(2)	(1)
Multifamily, net	$28	$37	$82
Total Charge-offs:
Charge-offs, gross(1) (including $9.0 billion, $13.6 billion, and $14.8 billion relating to loan loss reserves, respectively)	$9,254	$13,864	$15,232
Recoveries(2)	(4,314)	(2,264)	(2,765)
Total Charge-offs, net	$4,940	$11,600	$12,467
Credit Losses(3)
Single-family	$4,788	$11,625	$12,981
Multifamily	12	34	71
Total	$4,800	$11,659	$13,052
Total (in bps)(4)	26.7	63.8	68.1

(1)
Represent the carrying amount of a loan that has been discharged in order to remove the loan from our consolidated balance sheet at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of comprehensive income. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the recorded investment of a loan at the date it is discharged less the estimated value in final disposition or actual net sales in a short sale. Multifamily charge-offs also include cumulative fair value losses recognized through the date of foreclosure for loans which we elected to carry at fair value at the time of our purchase.

(2)
Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative. Includes $2.8 billion, $0.7 billion, and $1.0 billion in 2013, 2012, and 2011, respectively, related to repurchase requests from our seller/servicers (including $2.1 billion in 2013 and $0, in both 2012 and 2011, respectively, related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments).

(3)
Excludes foregone interest on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes certain other market-based credit losses, including those: (a) incurred on our investments in mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of comprehensive income.

(4)
Calculated as credit losses divided by the average carrying value of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates.

Our credit losses are generally measured at the conclusion of the loan and related collateral resolution process. Our expenses associated with home retention actions (e.g., loan modifications) are generally not reflected in our credit losses. There is a significant lag in time from the start of loan workout activities by our servicers on problem loans (e.g., seriously delinquent loans) to the final resolution of those loans by the completion of foreclosures (and subsequent REO sales) and foreclosure alternatives (e.g., short sales). Single-family charge-offs, gross, for 2013 and 2012, were $9.2 billion and $13.8 billion, respectively, and were associated with approximately $21.2 billion and $28.1 billion in UPB of loans for 2013 and 2012. Our single-family charge-offs, gross, declined in 2013, compared to 2012, primarily due to improvements in home prices in recent periods in many of the areas in which we have had significant foreclosure and short sale activity. The decline in single-family charge-offs, net, in 2013 also includes recoveries of: (a) $2.1 billion related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments; and (b) $0.2 billion related

133	Freddie Mac

to an agreement to resolve outstanding and future primary mortgage insurance claims on certain loans with one of our mortgage insurers.
To a lesser extent, charge-offs also declined due to slowing volumes of foreclosures in our single-family guarantee portfolio since fewer loans transitioned to foreclosure in 2013, compared to 2012. We expect our charge-offs and credit losses to continue to remain elevated in 2014 due to the large number of single-family non-performing loans that will likely be resolved.
Our single-family credit losses during 2013 were high in California (since it represents a significant portion of our single-family credit guarantee portfolio) and credit losses continued to be disproportionately high in Florida, Nevada, and Arizona. Collectively, these four states comprised approximately 47% of our total credit losses in 2013. We estimate that these states had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured by our home price index. Our 2005-2008 Legacy single-family book comprised approximately 16% of our single-family credit guarantee portfolio, based on UPB at December 31, 2013; however, these loans accounted for approximately 81% of our credit losses during 2013. In addition, although Alt-A loans comprised approximately 3% of our single-family credit guarantee portfolio at December 31, 2013, these loans accounted for approximately 26% of our credit losses during 2013. At December 31, 2013, loans in states with a judicial foreclosure process comprised 40% of our single-family credit guarantee portfolio, based on UPB, while loans in these states contributed to approximately 61% of our credit losses recognized in 2013. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will remain high in the near term as the substantial backlog of loans awaiting court proceedings in those states transitions to REO or other loss events.
The table below provides loss severity information for loans in our single-family credit guarantee portfolio.
Table 57 — Severity Ratios for Single-Family Loans

	For the Three Months Ended
	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012
REO disposition severity ratio:(1)
Florida	40.4%	40.5%	42.9%	44.5%	46.2%
Illinois	43.4	43.7	47.2	49.9	50.1
California	24.4	28.7	30.2	35.2	38.1
Nevada	36.1	36.4	37.9	44.1	49.0
Maryland	37.4	38.0	39.0	42.3	47.8
Total U.S	35.8	34.9	35.8	39.1	39.5
Short sale severity ratio(2)	32.5	34.5	36.5	38.0	38.6

(1)
States presented represent the five states where our credit losses were greatest during 2013. Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties, net of selling expenses.

(2)
Calculated as the amount of our losses recorded on short sales during the respective quarterly period divided by the aggregate UPB of the related loans. The amount of losses recognized on short sales is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds, net of selling expenses.

The table below provides detail by region for charge-offs and recoveries.
Table 58 — Single-Family Charge-offs and Recoveries by Region(1)

	Year Ended December 31,
	2013			2012			2011
	Charge-offs, gross	Recoveries(2)	Charge-offs, net	Charge-offs, gross	Recoveries(2)	Charge-offs, net	Charge-offs, gross	Recoveries(2)	Charge-offs, net
	(in millions)
Northeast	$1,357	$(656)	$701	$1,180	$(249)	$931	$1,033	$(226)	$807
Southeast	3,015	(1,331)	1,684	3,530	(694)	2,836	3,210	(693)	2,517
North Central	1,870	(810)	1,060	2,726	(526)	2,200	2,502	(615)	1,887
Southwest	394	(245)	149	647	(160)	487	777	(243)	534
West	2,589	(1,271)	1,318	5,742	(633)	5,109	7,627	(987)	6,640
Total	$9,225	$(4,313)	$4,912	$13,825	$(2,262)	$11,563	$15,149	$(2,764)	$12,385

(1)	See endnote (8) to “Table 50 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.

(2)	See endnote (2) to "Table 56 — Credit Loss Performance" for information about our recoveries of charge-offs.

134	Freddie Mac

As shown in the table above, our charge-offs, net, declined during 2013 compared to 2012 in all regions of the U.S., and benefited from settlement agreements in 2013 with several of our sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. We continued to experience high foreclosure volume in the North Central region during 2013, particularly in Illinois, Michigan, and Ohio. In addition, the volume of foreclosures and related charge-offs increased in 2013 compared to 2012 in the Southeast region, which was due to significant foreclosure activity in the state of Florida. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.
Loan Loss Reserves
We maintain mortgage-related loan loss reserves at levels we believe appropriate to absorb probable incurred losses on mortgage loans held-for-investment on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities and other guarantee commitments. Determining the loan loss reserves is complex and requires significant management judgment about matters that involve a high degree of subjectivity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for information on our accounting policies for allowance for loan losses and reserve for guarantee losses and impaired loans.
The table below summarizes our loan loss reserves activity for held-for-investment mortgage loans recognized on our consolidated balance sheets and underlying Freddie Mac mortgage-related securities and other guarantee commitments, in total.
Table 59 — Loan Loss Reserves Activity(1)

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in millions)
Total loan loss reserves:
Beginning balance	$30,890	$39,461	$39,926	$33,857	$15,618
Adjustments to beginning balance(2)	—	—	—	(186)	—
Provision (benefit) for credit losses	(2,465)	1,890	10,702	17,218	29,530
Charge-offs, gross(3)	(9,002)	(13,556)	(14,810)	(16,322)	(9,402)
Recoveries(4)	4,314	2,264	2,765	3,363	2,088
Transfers, net(5)	992	831	878	1,996	(3,977)
Ending balance	$24,729	$30,890	$39,461	$39,926	$33,857
Components of loan loss reserves:
Single-family	$24,578	$30,508	$38,916	$39,098	$33,026
Multifamily	$151	$382	$545	$828	$831
Total loan loss reserve, as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	1.37%	1.71%	2.08%	2.03%	1.69%

(1)	Consists of reserves for loans held-for-investment and those underlying Freddie Mac mortgage-related securities and other guarantee commitments.

(2)	Adjustments relate to the adoption of amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs.

(3)
Charge-offs related to loan loss reserves represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet principally due to either a foreclosure transfer or a short sale. Charge-offs exclude $252 million, $308 million, $422 million, $528 million, and $280 million, for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively, related to: (a) amounts recorded as losses on loans purchased within other expenses on our consolidated statements of comprehensive income, which relate to certain loans purchased under financial guarantees; or (b) cumulative fair value losses recognized through the date of foreclosure for Multifamily loans which we elected to carry at fair value at the time of our purchase.

(4)	See endnote (2) to "Table 56 — Credit Loss Performance" for information about our recoveries of charge-offs.

(5)
Consist primarily of: (a) amounts related to settlement agreements with certain sellers where the transfer relates to recoveries received under these agreements to compensate us for previously incurred and recognized losses; (b) reclassified single-family reserves related to our removal of loans previously held by consolidated trusts; and (c) net amounts attributable to recapitalization of past due interest on modified mortgage loans.

Our single-family loan loss reserves declined from $30.5 billion at December 31, 2012 to $24.6 billion at December 31, 2013, reflecting continued high levels of loan charge-offs compared to levels before 2009. This decline was also due to improvements in borrower payment performance and lower severity ratios for REO dispositions and short sale transactions largely resulting from the improvements in home prices in most areas during the period.
In recent periods, including 2013, the portion of our loan loss reserves attributable to individually impaired loans increased while the portion of our loan loss reserves determined on a collective basis declined. Our loan loss reserves attributable to individually impaired loans represent 75% of our loan loss reserves at December 31, 2013. This reflects a significant increase in TDRs over the past three years and the reserves associated with these loans largely reflect the concessions we have provided to the borrowers at the point of loan modification. The majority of these modified loans were current and performing at December 31, 2013. Although the housing market continued to significantly improve in many geographic areas, we expect that our loan loss reserves may remain elevated for an extended period because: (a) a significant

135	Freddie Mac

portion of our reserves are associated with loans classified as individually impaired (e.g., modified loans) that are less than three months past due, and we are required to maintain a loss reserve on such loans until they are fully repaid or complete a short sale or foreclosure; and (b) the resolution of problem loans takes considerable time, often several years in the case of foreclosure.
As of December 31, 2013 and 2012, the recorded investment of individually impaired single-family mortgage loans was $98.1 billion and $89.3 billion, respectively, and the loan loss reserves associated with these loans were $18.6 billion and $17.9 billion, respectively. Our loan loss reserve associated with individually impaired single-family loans as a percentage of the total recorded investment of these loans was 19% and 20% of the balance as of December 31, 2013 and 2012, respectively. Our loan loss reserve associated with collectively evaluated single-family loans as a percentage of the total recorded investment of these loans was 0.4% and 0.8% of the balance as of December 31, 2013 and 2012, respectively. See “Table 4.4 — Net Investment in Mortgage Loans” for information about collectively evaluated and individually evaluated loans on our consolidated balance sheets. See “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for additional information about our impaired loans. See “CONSOLIDATED RESULTS OF OPERATIONS — Benefit (Provision) for Credit Losses,” for a discussion of our benefit (provision) for credit losses.
The table below summarizes our net investment for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.
 Table 60 — Single-Family Impaired Loans with Specific Reserve Recorded

	2013		2012
	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)
TDRs (recorded investment):
TDRs, at January 1,	449,145	$83,484	252,749	$53,494
New additions	129,428	20,234	226,214	35,816
Repayments	(29,877)	(5,074)	(10,442)	(2,070)
Loss events(1)	(34,199)	(6,139)	(19,376)	(3,756)
TDRs, at December 31,	514,497	92,505	449,145	83,484
Other (recorded investment)(2)	13,790	1,195	18,416	1,672
Total impaired loans with specific reserve	528,287	93,700	467,561	85,156
Total allowance for loan losses of individually impaired single-family loans		(18,554)		(17,935)
Net investment, at December 31,		$75,146		$67,221

(1)	Foreclosure transfers or foreclosure alternatives, such as a deed in lieu of foreclosure or short sale transaction.

(2)	Loans impaired upon purchase as of December 31.
Credit Risk Sensitivity
Under a 2005 agreement with FHFA, then OFHEO, we are required to disclose the estimated increase in the NPV of future expected credit losses for our single-family credit guarantee portfolio over a ten year period as the result of an immediate 5% decline in home prices nationwide, followed by a stabilization period and return to the base case. This sensitivity analysis is hypothetical and may not be indicative of our actual results. We do not use this analysis for determination of our reported results under GAAP. The estimate of our portfolio’s credit sensitivity to a 5% home price decline (with this scenario’s assumptions) has decreased during 2013, which we believe is primarily due to the combination of improvement in home prices in most of the U.S. as well as the decline in our 2005-2008 Legacy single-family book.
The table below presents the estimated credit loss sensitivity of our single-family credit guarantee portfolio, based on assumptions required by FHFA, both before and after consideration of credit enhancements, measured at the end of the last five quarterly periods.

136	Freddie Mac

Table 61 — Single-Family Credit Loss Sensitivity

	Before Receipt of Credit Enhancements(1)		After Receipt of Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions, ratios in bps)
At:
December 31, 2013	$3,931	23.8	$3,628	21.9
September 30, 2013	$4,059	24.6	$3,734	22.6
June 30, 2013	$4,000	24.3	$3,663	22.2
March 31, 2013	$4,961	30.3	$4,575	27.9
December 31, 2012	$6,356	38.8	$5,908	36.1

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans have any mitigating effect on our credit losses.

(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.

(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.

(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.
Institutional Credit Risk
The concentration of our exposure to our counterparties increased beginning in 2008 due to industry consolidation and counterparty failures. Many of our remaining counterparties were adversely affected in recent years by challenging market and economic conditions as well as the stress on their resources to meet increased regulatory requirements and oversight.
We continue to face challenges in reducing our risk concentrations with counterparties. Efforts we make to reduce exposure to financially weakened counterparties could further increase our exposure to other individual counterparties or increase concentration risk overall. The failure of any of our significant counterparties to meet their obligations to us could have a material adverse effect on our results of operations, financial condition, and our ability to conduct future business. For more information, see “RISK FACTORS — Competitive and Market Risks —We depend on our institutional counterparties to provide services that are critical to our business, and our results of operations or financial condition may be adversely affected if one or more of our counterparties do not meet their obligations to us.”
Single-family Mortgage Seller/Servicers
We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 64% of our single-family purchase volume during 2013. Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. accounted for 17% and 13%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during 2013.
We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans, and represent and warrant that those loans meet specified eligibility and underwriting standards. In addition, our servicers represent and warrant to us that those loans will be serviced in accordance with our servicing contract. If we subsequently discover that the representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB, reimburse us for losses realized with respect to the loan after consideration of other recoveries, if any, and/or indemnify us. For certain servicing violations, we typically first issue a notice of defect and allow the servicer a period of time to correct the problem. If the servicing violation is not corrected, we then may issue a repurchase request. For breaches related to loans that have proceeded through foreclosure and REO sale or other workouts (e.g. short sales), we will accept reimbursement for realized credit losses. For breaches related to other loans, we issue a repurchase request for the loan’s UPB, plus interest and fees. We require a seller/servicer to repurchase a mortgage (or provide an alternative remedy) after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended pending a decision on the appeal.
We revised our representation and warranty framework for conventional loans purchased on or after January 1, 2013. We may face greater exposure to credit and other losses under this new framework since it relieves lenders of certain repurchase obligations in specific cases (such as for loans that perform for 36 consecutive months, with certain exclusions). The new framework does not affect seller/servicers’ obligations under their contracts with us with respect to loans sold to us prior to January 1, 2013. The new framework also does not affect their obligation to service these loans in accordance with our servicing standards. For additional information, see “BUSINESS — Our Business Segments —Single-Family Guarantee Segment” and "Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Single-Family Loan Workouts and the MHA Program — Relief Refinance Mortgage Initiative and Home Affordable Refinance Program."

137	Freddie Mac

The table below provides a summary of our repurchase request (both seller and servicing related) activity for 2013, 2012, and 2011.
Table 62 — Repurchase Request Activity(1)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Beginning balance	$3,028	$2,716	$3,807
Issuances	10,797	9,246	9,172
Collections(2)	(5,638)	(3,487)	(4,490)
Cancellations and other(3)	(5,996)	(5,447)	(5,773)
Ending balance	$2,191	$3,028	$2,716

(1)
Amounts are based on the UPB of the loans associated with the repurchase requests. The balance as of December 31, 2013 includes: (a) $1.6 billion in UPB related to repurchase claims for violations of seller representations and warranties; and (b) $0.6 billion in UPB related to repurchase claims for violations of servicing guidelines. The balance as of December 31, 2013 excludes $0.3 billion in UPB related to notices of defect for servicing violations.

(2)
Requests collected are based on the UPB of the loans associated with the repurchase requests, which in many cases is more than the amount of payments received for reimbursement of losses for requests associated with foreclosed mortgage loans, negotiated agreements, and other alternative remedies. Includes $2.1 billion during 2013 related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. For the years ended December 31, 2013, 2012, and 2011 approximately 23%, 35%, and 31% respectively, of the requests collected in each period were satisfied by reimbursement of losses associated with the request (excluding amounts related to settlement agreements).

(3)
Consists primarily of those requests that were resolved by the servicer providing missing documentation or rescinded through a successful appeal of the request. Also includes other items that affect the UPB of the loan while the repurchase request is outstanding, such as payments made on the loan.

Our exposure to single-family mortgage seller/servicers has been high in recent years with respect to their repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us, or that they service for us. FHFA set a goal for us (in the 2013 Conservatorship Scorecard) to complete our requests for remedies for breaches of seller representations and warranties related to pre-conservatorship loan activity. Although we resolved a significant amount of requests in 2013, including through negotiated agreements, the balance of repurchase requests outstanding remained high as of December 31, 2013 due to the increased claims issued to meet the Scorecard goal. During 2013, we recovered amounts from seller/servicers with respect to $5.6 billion in UPB of loans subject to our repurchase requests, including $2.1 billion related to settlement agreements with certain sellers (including nine of our largest sellers) to release specified loans from certain repurchase obligations in exchange for one-time cash payments. As a result, the UPB of loans subject to open repurchase requests with our largest seller/servicers has declined significantly. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Seller/Servicers” for more information about these agreements. We did not enter into any such agreements during 2012 or 2011. In November 2013, FHFA announced that we had substantially achieved this 2013 Scorecard goal. Consequently, we believe that our repurchase request volumes with our sellers will likely decrease in 2014.
The UPB of loans subject to open repurchase requests (both seller and servicer related) decreased to $2.2 billion at December 31, 2013 from $3.0 billion at December 31, 2012 as the combined volume of requests collected and canceled exceeded the volume of requests issued. As measured by UPB, approximately 27% and 41% of the repurchase requests outstanding at December 31, 2013 and 2012, respectively, were outstanding for four months or more since issuance of the initial requests (these figures include repurchase requests for which appeals were pending). In 2013, we began to increase our review of servicing related violations, including by instituting a process of issuing notices of defect for certain servicing violations. Notices of defect issued in 2013 primarily related to the conveyance of properties to us without clear and marketable title.
As of December 31, 2013, two of our largest seller/servicers (Bank of America, N.A. and JPMorgan Chase Bank, N.A.) had aggregate outstanding repurchase requests, based on UPB, of $0.9 billion, and approximately 49% were outstanding for four months or more since issuance of the initial request. The amount we expect to collect on the outstanding requests is significantly less than the UPB of the related loans primarily because many will likely be satisfied by reimbursement of our realized credit losses by seller/servicers, instead of repurchase of loans at their UPB. Some of these requests also may be rescinded in the course of the contractual appeal process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancements (e.g., mortgage insurance), we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests will also be less than the UPB of the loans.
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

138	Freddie Mac

our seller/servicers to provide us a commitment for the amount of lost mortgage insurance coverage in lieu of a full repurchase. Of the total amount of repurchase requests outstanding at December 31, 2013 and 2012, approximately $0.2 billion and $1.2 billion, respectively, were issued due to mortgage insurance rescission or mortgage insurance claim denial.
Historically, we have used a process of reviewing a sample of the loans we purchase to validate compliance with our underwriting standards. In addition, we review many delinquent loans and loans that have resulted in credit losses, such as through foreclosure or short sale. The loan review and appeal process is lengthy, but we have completed a substantial number of reviews and compiled results of our review of 2012 originations. Based on reviews completed through December 31, 2013, the average aggregate deficiency rate across all seller/servicers for loans funded during 2012, 2011, and 2010 (excluding HARP and other relief refinance loans) was approximately 3%, 5%, and 13%, respectively. These rates may change in the future as our seller/servicers may appeal our findings. The most common underwriting deficiencies found in our review of loans funded during 2012 (excluding HARP and other relief refinance loans) were related to the delivery of inaccurate data, which invalidated the Loan Prospector automated underwriting decision. In recent periods, we also made revisions to our loan review process that are designed to standardize the process and facilitate more timely review of loans we purchase.
Our estimate of recoveries from seller and servicer repurchase obligations is considered in our allowance for loan losses; however, our actual recoveries may be different than our estimates. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves; however, our actual losses may exceed our estimates.
The table below summarizes the percentage of our single-family credit guarantee portfolio by year of loan origination that is subject to agreements releasing loans from certain repurchase obligations, including defaulted counterparties. Since January 1, 2009, we have entered into 12 negotiated agreements and have released repurchase obligations with 70 other seller/servicers as of December 31, 2013.
Table 63 — Loans Released from Repurchase Obligations(1)

	As of December 31, 2013
Year of origination:	UPB	Percentage of Single-family Credit Guarantee Portfolio
	(in billions)
Negotiated agreements:
2009 and thereafter	$37.1	2.3%
2008	33.6	2.0
2007	61.4	3.7
2006	49.8	3.0
2005	58.8	3.6
2004 and prior	114.7	6.9
Subtotal	355.4	21.5
Other released loans:(2)
2010 and thereafter	0.5	<0.1
2009	5.9	0.4
2008	5.2	0.3
2007	9.9	0.6
2006	5.8	0.4
2005 and prior	6.9	0.4
Total	$389.6	23.6%

(1)
Includes all loans released from certain repurchase obligations, except those loans subject to reduced repurchase obligations associated with our relief refinance mortgage initiative and our new representation and warranty framework that became effective January 1, 2013.

(2)
Consist primarily of loans associated with seller/servicers that were no longer in business at December 31, 2013, and result from a discharge of the seller/servicer's obligation or determination of the settlement amount in bankruptcy or receivership proceedings.

We do not have our own mortgage loan servicing operation. Instead, our customers perform the primary servicing function on our loans on our behalf. A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. If our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 24% and 13%, respectively, of our single-family mortgage loans as of December 31, 2013, and together serviced approximately 37% of our single-family mortgage loans. We continue to face challenges with respect to the performance of certain of our seller/servicers in managing our seriously delinquent loans. As part of our efforts to address this issue and mitigate our credit

139	Freddie Mac

losses, we facilitated the transfer of servicing for $55.6 billion in UPB of loans from our primary servicers to specialty servicers during 2013. Some of these specialty servicers have grown rapidly in the last two years and now service a large share of our loans. We also seek remedies such as compensatory fees for failure to perform certain requirements with respect to the servicing of delinquent loans.
We rely on our seller/servicers to perform loan workout activities as well as foreclosures on loans that they service for us. Our credit losses could increase to the extent that our seller/servicers do not fully perform these obligations in a timely manner. We also continue to be adversely affected by the length of the foreclosure timeline, particularly in states that require a judicial foreclosure process, which has provided challenges to our seller/servicers because they have had to change their processes for compliance with the requirements of each jurisdiction. For more information on our exposure to our seller/servicers, see “RISK FACTORS — Competitive and Market Risks — Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to perform their repurchase and other obligations to us."
As part of the servicing alignment initiative, we announced changes in our servicing standards for situations in which our servicers obtain property hazard insurance on properties securing single-family loans we own or guarantee. As a result, effective June 1, 2014, our seller/servicers may not receive compensation or other payment from insurance carriers nor may they use their own or affiliated entities to insure or reinsure a property.
Multifamily Mortgage Seller/Servicers
We acquire a significant portion of our multifamily new business volume from several large sellers. We are exposed to certain institutional credit risks arising from the potential non-performance by our multifamily sellers and mortgage servicers. Our top two multifamily sellers, CBRE Capital Markets, Inc. and Berkadia Commercial Mortgage LLC, accounted for 22% and 14%, respectively, of our multifamily new business volume for 2013. Our top 10 multifamily sellers represented an aggregate of approximately 77% of our multifamily new business volume for 2013.
A significant portion of our multifamily mortgage portfolio is serviced by several large multifamily servicers. As of December 31, 2013, our top three multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., and CBRE Capital Markets, Inc., each serviced more than 10% of our multifamily mortgage portfolio, excluding K Certificates, and together serviced approximately 37% of this portfolio.
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
Mortgage Insurers
We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers fails to fulfill its obligations, we could experience increased credit losses.
We attempt to manage this risk by establishing eligibility standards for mortgage insurers and by monitoring our exposure to individual mortgage insurers. Our monitoring includes performing periodic analysis of the financial capacity of individual mortgage insurers under various adverse economic conditions. Our ability to manage this risk may be limited as: (a) certain of our mortgage insurers are operating below our eligibility thresholds; and (b) our ability to revoke a mortgage insurer's status as an eligible insurer may require FHFA approval. The 2013 Conservatorship Scorecard includes a goal for us to develop counterparty risk management standards for mortgage insurers that include aligned master policies and eligibility requirements. In connection with this goal, we expect to publish changes to financial requirements and other standards for mortgage insurer eligibility in 2014. In December 2013, FHFA announced that we and Fannie Mae, in collaboration with our mortgage insurers, had completed development of new master policies, for which the mortgage insurers are expected to seek state regulatory approval. These new master policies provide for: (a) assurance of coverage including setting standards for certain circumstances when coverage should be maintained or revoked; (b) specific timeframes for the processing and payment of claims; (c) loss mitigation provisions that support strategies developed during the housing crisis to help troubled homeowners; and (d) standards for enhanced information sharing between insurers, servicers and Freddie Mac. These changes help address the significant problems we faced in recent years in resolving repurchase requests related to mortgage insurance rescission.
As part of the estimate of our loan loss reserves, we evaluate the recovery and collectability related to mortgage insurance policies on mortgage loans we own or guarantee. We also evaluate the collectability of outstanding receivables from these counterparties related to unpaid claims.
The majority of our mortgage insurance exposure is concentrated with four mortgage insurers, certain of which have been under financial stress during the last several years. Some of our eligible mortgage insurers have, in the past, exceeded risk to

140	Freddie Mac

capital ratios required by their state insurance regulators. Although the financial condition of these mortgage insurers improved moderately in 2013 as a result of strong home price appreciation and their having raised additional capital, there is still a significant risk that these counterparties may fail to meet their obligations to pay our claims. Except for those insurers under regulatory or court ordered supervision, which no longer issue new coverage, we continue to acquire new loans with mortgage insurance from the mortgage insurers shown in the table below, many of which have credit ratings below investment grade. Our ability to reduce our exposure to individual mortgage insurers is limited. In recent years, new entrants have emerged that will diversify a concentrated industry. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers" and “RISK FACTORS — Competitive and Market Risks — Our losses could increase if more of our mortgage or bond insurers become insolvent or fail to perform their obligations to us."
The table below summarizes our exposure to mortgage insurers as of December 31, 2013. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance. As of December 31, 2013, we had primary mortgage insurance coverage on loans that represented approximately 12% of the UPB of our single-family credit guarantee portfolio.
Table 64 — Mortgage Insurance by Counterparty(1)

			As of December 31, 2013
			UPB of Covered Loans		Coverage Outstanding
Counterparty Name	Credit Rating	Credit Rating Outlook	Primary Insurance(2)	Pool Insurance(2)	Primary Insurance(3)	Pool Insurance(3)
			(in billions)
Mortgage Guaranty Insurance Corporation (MGIC)	B	Positive	$44.9	$1.6	$11.3	$ <	0.1
Radian Guaranty Inc. (Radian)	B	Stable	44.0	3.5	11.0		1.0
United Guaranty Residential Insurance Company	BBB+	Stable	41.3	0.1	10.3		<0.1
Genworth Mortgage Insurance Corporation	B	Stable	28.3	0.2	7.1		<0.1
PMI Mortgage Insurance Co. (PMI)(4)	Not Rated	N/A	14.5	0.3	3.6		0.1
Republic Mortgage Insurance Company (RMIC)(5)	Not Rated	N/A	11.7	0.6	2.9		0.1
Essent Guaranty, Inc.	BBB	Stable	10.6	—	2.6		—
Triad Guaranty Insurance Corporation (Triad)(6)	Not Rated	N/A	5.3	0.2	1.3		<0.1
CMG Mortgage Insurance Company	BBB-	Positive	2.8	<0.1	0.7		—
Total			$203.4	$6.5	$50.8		$1.2

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of February 14, 2014. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

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

(6)
In June 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations under order of its state regulator. In October 2013, Triad’s plan of rehabilitation was approved. In December 2013, under this plan, Triad began paying valid claims 75% in cash and a one-time cash payment was made to us for claims previously settled for 60% in cash.

We received proceeds of $2.0 billion in each of 2013 and 2012 from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans, including $255 million in the third quarter of 2013 associated with a settlement agreement with Radian. We had outstanding receivables from mortgage insurers (including deferred payment obligations associated with unpaid claim amounts), net of associated reserves, of $0.5 billion and $0.8 billion at December 31, 2013 and 2012, respectively.
In December 2012, we entered into a settlement agreement with MGIC concerning our current and future claims under certain of its pool insurance policies. The Radian and MGIC settlement agreements are described in "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS - Mortgage Insurers."
We have not purchased pool insurance on single-family loans since March 2008 and have reached the maximum limit of recovery on certain pool insurance policies. Our pool insurance policies generally have original coverage periods that range from 10 to 12 years. In many cases, we entered into these agreements to cover higher-risk mortgage product types delivered to us through loan purchase transactions for cash rather than guarantor swaps. As of December 31, 2013, pool insurance policies

141	Freddie Mac

that will expire: (a) during 2014 covered approximately $1.5 billion in UPB of loans, and the remaining contractual limit for reimbursement of losses on such loans was approximately $0.2 billion; (b) between 2015 and 2019 covered approximately $3.6 billion in UPB of loans, and the remaining contractual limit for reimbursement of losses on such loans was approximately $0.2 billion; and (c) after 2019 covered approximately $1.4 billion in UPB of loans, and the remaining contractual limit for reimbursement of losses on such loans was approximately $0.8 billion. Any losses in excess of the contractual limit will be borne by us. These figures include coverage under our pool insurance policies based on the stated coverage amounts under such policies and we may exhaust such coverage before these policies expire. As noted below, we do not expect to receive full payment of our claims from several of these insurers.
PMI, RMIC, and Triad are all under regulatory or court ordered supervision, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers continue to pay a portion of their respective claims in cash. However, the state regulators of these companies have generally not allowed them to pay their respective deferred payment obligations. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations, we would lose a portion of the coverage from these insurers shown in the table above. As of December 31, 2013, we had cumulative unpaid deferred payment obligations of $0.6 billion from these insurers. We reserved for substantially all of these unpaid amounts as collectability is uncertain.
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
Table 65 — Bond Insurance by Counterparty(1)

			As of December 31, 2013
Counterparty Name	Credit Rating	Credit Rating Outlook	Gross Unrealized Losses(2)	Coverage Outstanding(3)	Percent of Total Coverage Outstanding(3)
			(dollars in millions)
Ambac Assurance Corporation (Ambac)(4)	Not Rated	N/A	$239	$3,645	47%
Financial Guaranty Insurance Company (FGIC)(4)	Not Rated	N/A	33	1,393	18
National Public Finance Guarantee Corp.	BBB+	Positive	62	1,059	14
MBIA Insurance Corp.	B-	Positive	5	901	11
Assured Guaranty Municipal Corp.	A	Stable	10	693	9
Syncora Guarantee Inc. (Syncora)(4)	Not Rated	N/A	—	48	1
CIFG Assurance Corporation	Not Rated	N/A	6	30	<1
Total			$355	$7,769	100%

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest ratings available as of February 14, 2014. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

(2)	Represents the amount of gross unrealized losses on the non-agency mortgage-related securities with insurance.

(3)	Represents maximum principal exposure to credit losses.

(4)	Ambac, FGIC, and Syncora are currently operating under regulatory or court ordered supervision.
We monitor the financial strength of our bond insurers in accordance with our risk management policies. Some of our larger bond insurers are in runoff mode where no new business is being written. We expect to receive substantially less than full payment of our claims from Ambac and FGIC as these companies are either insolvent or in rehabilitation. We believe that we will also likely receive substantially less than full payment of our claims from some of our other bond insurers because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge.
In June 2013, FGIC’s plan of rehabilitation was approved, under which permitted claims will be paid 17% in cash and the remainder in deferred payment obligations. FGIC has begun payment of initial permitted claims and settlement of deferred payment obligations in accordance with the plan. In the third quarter of 2012, Ambac, which had not paid claims since March 2010, began making cash payments equal to 25% of the permitted amount of each policy claim. In 2013, Ambac also began making supplemental payments, equal to all or a portion of the permitted policy claim, with respect to certain specified

142	Freddie Mac

securities. For more information concerning Ambac and FGIC, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers.”
In the event one or more of our other bond insurers were to become subject to a regulatory order or insolvency proceeding, our ability to recover certain unrealized losses on our non-agency mortgage-related securities would be negatively affected. We considered our expectations regarding our bond insurers’ ability to meet their obligations in making our impairment determinations on our non-agency mortgage-related securities at December 31, 2013 and 2012. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.
Cash and Other Investments Counterparties
We are exposed to institutional credit risk arising from the potential insolvency or non-performance of counterparties of non-mortgage-related investment agreements and cash equivalent transactions, including those entered into on behalf of our securitization trusts. Our policies require that the issuer be rated as investment grade at the time the financial instrument is purchased. We base the permitted term and dollar limits for each of these transactions on the counterparty's financial strength in order to further mitigate our risk.
Our cash and other investment counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. As of December 31, 2013 and 2012, including amounts related to our consolidated VIEs, there were $85.9 billion and $60.7 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; or (c) cash deposited with the Federal Reserve Bank of New York. Although we monitor the financial strength of our counterparties to these transactions and have collateral maintenance requirements for our securities purchased under agreements to resell, we have exposure to loss should any of our counterparties fail. See "RISK FACTORS — Our business could be adversely affected if counterparties to derivatives and short-term lending and other transactions fail to meet their obligations to us" for further information. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.
For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.8 — Trading Securities.”
Agency and Non-Agency Mortgage-Related Security Issuers
Our investments in securities expose us to institutional credit risk to the extent that servicers, issuers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations. Our investments in non-Freddie Mac mortgage-related securities include both agency and non-agency securities. Agency securities have historically presented minimal institutional credit risk due to the guarantee provided by those institutions, and the U.S. government’s support of those institutions. However, we recognized impairment charges in 2013 and 2012 related to certain of our investments in non-agency mortgage-related securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for further information about these securities, including a discussion of the higher-risk components of these investments.
At the direction of our Conservator, we are working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in various efforts, in some cases in conjunction with other investors, to mitigate or recover losses on our investments in these securities. During 2013, we and FHFA reached settlements with a number of parties pursuant to which we received an aggregate of approximately $5.5 billion. In February 2014, we and FHFA entered into an agreement with Morgan Stanley, and related parties, to settle litigation related to certain residential non-agency mortgage-related securities we hold. Under the agreement, we will be paid $625 million, which will be reflected in our consolidated financial results for the first quarter of 2014. Lawsuits against a number of parties are currently pending. The effectiveness of our efforts is uncertain and any potential recoveries may take significant time to realize. For more information on these efforts, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
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

143	Freddie Mac

Derivative Counterparties
We use cleared derivatives, exchange-traded derivatives, and OTC derivatives, and are exposed to institutional credit risk with respect to these derivatives.

•
Cleared derivatives: The Dodd-Frank Act requires central clearing of many types of derivatives. Pursuant to the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission ("CFTC") has determined that the types of interest-rate swaps that we use most frequently are subject to the central clearing requirement, for transactions executed or modified on or after June 10, 2013. We refer to these interest-rate swaps as cleared derivatives. We are required to post initial and variation margin with our clearing member in connection with such transactions. As a result, our exposure to the clearinghouse we use to clear such interest-rate derivatives, and to the clearing members that administer our transactions once accepted for clearing, has increased and will become more concentrated over time. However, the use of cleared derivatives mitigates our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and our exposure to individual counterparties associated with interest-rate swaps will decrease over time due to the central clearing requirement. In addition, the CFTC has recently certified that certain interest-rate swaps must be traded on exchanges or comparable trading facilities beginning in February 2014.

•
Exchange-traded derivatives: We are an active user of exchange-traded derivatives, such as Treasury and Eurodollar futures, and are required to post initial and variation margin with our clearing member in connection with such transactions. The posting of this margin exposes us to institutional credit risk in the event that our clearing member or the exchange’s clearinghouse fail to meet their obligations. However, the use of exchange-traded derivatives mitigates our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open exchange-traded contracts are settled daily via payments made through the financial clearinghouse established by each exchange.

•
OTC derivatives: OTC derivatives refer to those derivatives that are neither cleared derivatives nor exchange-traded derivatives. OTC derivatives expose us to institutional credit risk to individual counterparties, because these transactions are executed and settled directly between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations. When our net position with a counterparty in OTC derivatives subject to a master netting agreement has a market value above zero (i.e., it would be an asset reported as derivative assets, net on our consolidated balance sheets), the counterparty is obligated to deliver collateral in the form of cash, securities, or a combination of both, in an amount equal to that market value (less a small unsecured “threshold” amount in most cases) as necessary to satisfy its net obligation to us under the master netting agreement.

We seek to manage our exposure to institutional credit risk related to our derivative counterparties using several tools, including:

•	review and analysis of external ratings;

•	standards for approving new derivative counterparties, clearinghouses, and clearing members;

•	ongoing monitoring and internal analysis of our positions with, and credit rating of, each counterparty, clearinghouse, and clearing member;

•	managing diversification mix among counterparties;

•	master netting agreements and collateral agreements; and

•	stress-testing to evaluate potential exposure under possible adverse market scenarios.
On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties, clearinghouses, and clearing members to confirm that they continue to meet our internal standards. We assign internal ratings, credit capital, and exposure limits to each counterparty based on quantitative and qualitative analysis, which we update and monitor on a regular basis. We conduct additional reviews when market conditions dictate or certain events affecting an individual counterparty occur.
The relative concentration of our derivative exposure among our primary OTC derivative counterparties remains high as compared to levels experienced prior to 2009. This concentration could further increase. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES” for additional information.
The table below summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty or clearing member where allowable (i.e., net amounts due to us under derivative contracts which are recorded as derivative assets). For OTC interest-rate swaps, option-based derivatives, and foreign-currency swaps that are in an asset position, we hold collateral against those positions in accordance with agreed upon thresholds. The collateral posting thresholds we assign these counterparties depend on the credit rating of the counterparty and are based on our credit risk policies. In addition, we have OTC interest-rate swap, option-based derivative, and foreign-currency swap liabilities where we post collateral to counterparties in accordance with agreed upon thresholds. Pursuant to certain collateral agreements we have with these

144	Freddie Mac

counterparties, the collateral posting threshold we are assigned is based on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Derivative Assets and Liabilities, Net” and “Table 30 — Derivative Fair Values and Maturities” for a reconciliation of fair value to the amounts presented on our consolidated balance sheets as of December 31, 2013, which includes both cash collateral held and posted by us, net.

145	Freddie Mac

Table 66 — Derivative Counterparty Credit Exposure

	As of December 31, 2013
Rating(1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold
	(dollars in millions)
AA-	4	$52,687	$191	$49	4.3	$10 million or less
A+	3	31,910	1,052	13	6.0	$1 million or less
A	9	345,824	931	110	5.1	$1 million or less
A-	1	35,935	300	16	6.7	$1 million or less
BBB+	1	33	2	—	0.6	$ —
BBB	1	38,442	—	—	5.4	$ —
Subtotal	19	504,831	2,476	188	5.2
Cleared and exchange-traded derivatives		188,236	790	382
Commitments		18,731	61	61
Swap guarantee derivatives		3,477	—	—
Other derivatives(6)		9,751	—	—
Total derivatives		$725,026	$3,327	$631

	As of December 31, 2012
Rating(1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold
	(dollars in millions)
AA-	4	$41,169	$—	$—	5.6	$10 million or less
A+	4	86,717	1,220	15	6.0	$1 million or less
A	5	343,353	734	32	5.8	$1 million or less
A-	4	148,271	6	22	5.7	$1 million or less
BBB+	1	42,643	—	—	6.0	$ —
Subtotal	18	662,153	1,960	69	5.8
Cleared and exchange-traded derivatives		42,673	66	66
Commitments		25,530	20	20
Swap guarantee derivatives		3,628	—	—
Other derivatives(6)		11,847	1	1
Total derivatives		$745,831	$2,047	$156

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

(5)
Calculated as Total Exposure at Fair Value less both cash and non-cash collateral held as determined at the counterparty level. At December 31, 2013 and 2012, $432 million and $501 million, respectively, of non-cash collateral had been posted to us. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level. For more information about collateral we have posted in connection with cleared and exchange-traded derivatives, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged.”

(6)
Consists primarily of certain written options and certain credit derivatives. Written options do not present counterparty credit exposure because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

Over time, our exposure to individual derivative counterparties varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates, and the amount of derivatives held. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES —

146	Freddie Mac

Derivative Portfolio — Master Netting and Collateral Agreements” for more information about our maximum loss for accounting purposes and concentrations of counterparty risk related to derivative counterparties.
Approximately 94% of our counterparty credit exposure for OTC interest-rate swap, option-based, and foreign-currency swap derivatives was collateralized at December 31, 2013 (excluding amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level). The remaining exposure was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was measured at fair value and the date we received the related collateral. In some instances, these market movements result in us having provided collateral that has fair value in excess of our obligation, which represents our overcollateralization exposure. Collateral is typically transferred within one business day based on the values of the related derivatives.
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
As noted above, beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to the central clearing requirement. Our exposure to cleared and exchange-traded derivatives was $382 million and $66 million as of December 31, 2013 and 2012, respectively. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. We are required to post margin in connection with our cleared and exchange-traded derivatives. At December 31, 2013, the majority of our exposure for our cleared and exchange-traded derivatives resulted from our posting of initial margin. The amount of initial margin we must post for cleared and exchange-traded derivatives may be based, in part, on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged.”
The total exposure on our forward purchase and sale commitments for mortgages and mortgage-related securities, treated as derivatives for accounting purposes, was $61 million and $20 million at December 31, 2013 and 2012, respectively. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization.
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
As of December 31, 2013, we did not hold any debt issued by the governments of the troubled European countries and did not hold any financial instruments entered into with sovereign governments in those countries. As of that date, we also did not hold any debt issued by corporations or financial institutions domiciled in the troubled European countries and did not hold any other financial instruments entered into with corporations or financial institutions domiciled in those countries. However, the parent entities of three of our seller/servicers are headquartered in a troubled European country. We do not currently believe that our exposure to these seller/servicers is significant. For purposes of this discussion, we consider an entity to be domiciled in a country if its parent entity is headquartered in that country.
Our derivative portfolio and cash and other investments portfolio counterparties include a number of major European and non-European financial institutions. Many of these institutions operate in Europe, and we believe that all of these financial institutions have direct or indirect exposure to the troubled European countries. For many of these institutions, their direct and indirect exposures to the troubled European countries change on a daily basis. We monitor our major counterparties’ exposures to the troubled European countries, and adjust our exposures and risk limits to individual counterparties accordingly. Our exposures to derivative portfolio and cash and other investments portfolio counterparties are described in “Derivative Counterparties,” “Cash and Other Investments Counterparties” and “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES.”
It is possible that continued adverse developments in Europe could significantly affect our counterparties that have direct or indirect exposure to the troubled European countries. In turn, this could adversely affect their ability to meet their obligations

147	Freddie Mac

to us. For more information, see “RISK FACTORS — Competitive and Market Risks – Our business could be adversely affected if counterparties to derivatives and short-term lending and other transactions fail to meet their obligations to us.”
Operational Risks
We continue to make strategic investments to maintain and improve our ability to operate the company for the foreseeable future in conservatorship and potentially afterwards. We also continue to strengthen our operations. Beginning in mid-2012 and continuing through 2013, we took steps to enhance management’s focus on control issues by elevating awareness of those issues across the company and stressing timely remediation. In addition, our human capital risks have abated considerably in recent periods, as evidenced by low voluntary turnover and vacancy rates. However, we continue to face significant levels of operational risk. Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud, and failures of the technology used to support our business activities. We face a variety of operational risks, including those described below and in “RISK FACTORS – Operational Risks.”
We have faced challenges with respect to managing servicers and credit loss mitigation due to a number of factors, including high volumes of seriously delinquent loans and inadequate systems. We may face increased operational risk due to the servicing alignment initiative and other new FHFA-mandated activities, such as the initiatives we are pursuing under the Conservatorship Scorecard. While the servicing alignment initiative is a top priority for the company, it may pose significant short-term operational challenges in data management and place additional strain on existing systems, processes, and key resources. See “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Servicing Alignment Initiative” for more information. There also have been a number of legislative and regulatory developments in recent periods affecting single-family mortgage servicing and foreclosure practices. As a result, we may be required to make additional significant changes to our practices, which could further increase our operational risk.
Our business decision-making, risk management, and financial reporting are highly dependent on our use of models, including those developed internally and by third-parties. We face risk associated with our use of models, as there is inherent uncertainty associated with model results and we could fail to properly implement, operate, or use our models or model inputs. We also face risk that we could make poor business decisions in areas where model results are an important factor. We have taken certain actions to mitigate the risk to the extent possible, including efforts in the area of model oversight and governance, adding modeling and review resources where appropriate, and providing transparency to management over model issues and changes. See “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties.”
Our information technology risk continues to decline. For example, in 2013, we completed a three-year multi-million dollar project to move our key legacy applications and infrastructure to current, supported technology. We are investing each year to maintain our technology and are focused on standardizing and simplifying the technology portfolio. We also continue to focus on emerging information security risks. However, our primary business processing and financial accounting systems lack sufficient flexibility to handle all the complexities of, and changes in, our business transactions and related accounting policies and methods. This requires us to rely more extensively on spreadsheets and other end-user computing systems. These systems could have a higher risk of operational failure and error than our primary systems which are subject to our information technology general controls. We believe we are mitigating this risk through active monitoring of, and improvements to, controls over the development and use of end-user computing systems.
We continue to work to improve our operating efficiency. In 2013, we began a multi-year project focused on simplifying our control structure and eliminating redundant control activities.
In order to manage the risk of inaccurate or unreliable valuations of our financial instruments, we engage in an ongoing internal review of our valuations. We perform analysis of valuations on a monthly basis to confirm the reasonableness of the valuations. For more information on the controls in our valuation process, see “FAIR VALUE BALANCE SHEETS AND ANALYSIS — Consideration of Credit Risk in Our Valuation — Valuation Processes and Controls over Fair Value Measurement.”
We are building our out-of-region disaster recovery capabilities. However, Freddie Mac management has determined that current business recovery capabilities may not be effective in the event of a catastrophic regional business event (e.g., a disaster that affects our Northern Virginia facilities) and could result in a significant business disruption and inability to process transactions through normal business processes. While we are implementing a remediation plan designed to address the current capability gaps, any measures we take to mitigate this risk may not be sufficient to respond to the full range of catastrophic events that may occur. The remediation plan is designed to improve Freddie Mac’s ability to recover an acceptable level of critical business functionality within predetermined time frames to address regional business disruptions, such as a terrorist event, natural disaster, loss of infrastructure services, denial of access, and/or a pandemic. For more information, see “RISK FACTORS — Operational Risks — A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, damage our reputation, and cause losses.”

148	Freddie Mac

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting and our disclosure controls and procedures as of December 31, 2013. As of December 31, 2013, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our internal control over financial reporting was not effective and that our disclosure controls and procedures were not effective at a reasonable level of assurance. In view of the mitigating actions we have undertaken related to the material weakness, we believe that our consolidated financial statements for the year ended December 31, 2013 have been prepared in conformity with GAAP. For additional information, see “CONTROLS AND PROCEDURES.”
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our business activities require that we maintain adequate liquidity to fund our operations, which include the following:

•	principal payments due to the maturity, redemption or repurchase of our other debt securities;

•	interest payments on our other debt securities;

•	dividend obligations on our senior preferred stock;

•	cash purchases of single-family and multifamily loans;

•	purchases of mortgage-related securities and non-mortgage investments;

•	removal of modified or seriously delinquent loans from PC trusts;

•
any shortfall related to the payments of principal and interest on our mortgage-related securities (i.e., debt securities issued by consolidated trusts), and any other payments related to our guarantees of mortgage assets;

•	any disposition costs related to our REO;

•
depending on market conditions and the mix of derivatives we employ in connection with our ongoing risk management activities, our derivative portfolio can be either a net source or a net use of cash. For example, depending on the prevailing interest-rate environment, interest-rate swap agreements could cause us either to make interest payments to counterparties or to receive interest payments from counterparties. Purchased options require us to pay a premium while written options allow us to receive a premium;

•
collateral that we are required to pledge to third parties in connection with secured financing and daily trade activities. In accordance with contracts with certain derivative counterparties, we post collateral for derivatives in a net loss position, after netting by counterparty, above agreed-upon posting thresholds. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES” for information about assets we pledge as collateral; and

•	administrative expenses.
We fund our cash needs primarily by issuing short-term and long-term debt. Other sources of cash include:

•	interest and principal payments on and sales of securities or mortgage loans that we hold in our mortgage-related investments portfolio or cash and other investments portfolio;

•	repurchase transactions with counterparties;

•	management and guarantee fees we receive in connection with our guarantee activities (excluding those fees associated with the legislated 10 basis point increase we remit to Treasury); and

•	quarterly draws from Treasury under the Purchase Agreement, which are made if we have a quarterly deficit in our net worth.
In addition to the uses and sources of cash described above, we are involved in various legal proceedings, including those discussed in “LEGAL PROCEEDINGS,” which may result in a need to use cash to settle claims or pay certain costs or receipt of cash from settlements.
We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities. However, the costs and availability of our debt funding could vary for a number of reasons, including the uncertainty about the future of the GSEs, concern that the U.S. would exhaust its borrowing authority under the statutory debt limit, and any future downgrades in our credit ratings or the credit ratings of the U.S. government. For more information, see “Other Debt Securities — Credit Ratings” and “RISK FACTORS — Competitive and Market Risks — Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business.”
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

149	Freddie Mac

This line of credit is an uncommitted intraday loan facility. As a result, while we expect to continue to use the facility, we may not be able to draw on it, if and when needed. This line of credit requires that we post collateral that, in certain circumstances, the secured party has the right to repledge to other third-parties, including the Federal Reserve Bank of New York. As of December 31, 2013, we pledged approximately $10.5 billion of securities to this secured party. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES” for further information.
For more information on our short- and long-term liquidity needs, see “CONTRACTUAL OBLIGATIONS.”
Our securities and other obligations are not guaranteed by the U.S. government and do not constitute a debt or obligation of the U.S. government or any agency or instrumentality thereof, other than Freddie Mac. We continue to manage our debt issuances to remain in compliance with the aggregate indebtedness limits set forth in the Purchase Agreement.
Liquidity Management
Maintaining sufficient liquidity is of primary importance to and a cost of our business. Under our liquidity management practices and policies, we:

•	maintain cash and non-mortgage investments to enable us to meet ongoing cash obligations for a limited period of time, assuming no access to unsecured debt markets; and

•
maintain unencumbered securities with a value greater than or equal to the largest projected daily cash shortfall for an extended period of time, assuming no access to unsecured debt markets. However, since we do not have access to the Federal Reserve’s discount window, it is uncertain that we would have access to liquidity when it is needed.

To facilitate cash management, we forecast cash outflows and inflows using assumptions and models. These forecasts help us to manage our liabilities with respect to asset purchases and runoff, when financial markets are not in crisis. For further information on our management of interest-rate risk associated with asset and liability management, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”
On July 15, 2013, FHFA provided updated liquidity guidance which requires that our cash and other investments portfolio consist of a certain portion of short-maturity U.S. Treasury securities and deposits at the Federal Reserve Bank of New York. Additionally, the guidance provides that our cash and other investments portfolio may also include overnight and term repurchase agreements, unsecured Federal Funds, and bank certificates of deposit. During 2013, the majority of the funds used to cover our short-term cash liquidity needs was deposited with the Federal Reserve Bank of New York, invested in short-term assets with a rating of A-1/P-1 or AAA, or was issued by a counterparty with that rating. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, we make an assessment whether to exit the existing position or continue to do business with the counterparty.
On February 18, 2014, FHFA issued guidelines for liquidity risk management at Freddie Mac and Fannie Mae. The guidelines describe the principles the companies should follow to identify, measure, monitor, and control liquidity risk.
Notwithstanding these practices and policies, our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market interest rates, market confidence, operational risks, and other factors. For more information, see “RISK FACTORS — Competitive and Market Risks — Our investment activities may be adversely affected by limited availability of financing and increased funding costs.”
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
During the three months and year ended December 31, 2013, we had sufficient access to the debt markets due largely to support from the U.S. government. Our effective short-term debt was 43% of outstanding other debt at December 31, 2013 as compared to 42% at December 31, 2012. Effective short-term debt is the aggregate of short-term debt and the current portion of long-term debt (the portion due within one year). The categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt. We rely significantly on our ability to issue debt on an on-going basis to refinance our short-term debt.
Our debt cap under the Purchase Agreement was $780.0 billion in 2013 and declined to $663.0 billion on January 1, 2014. As of December 31, 2013, we estimate that our aggregate indebtedness was $511.3 billion, or $268.7 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our

150	Freddie Mac

indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.
Other Debt Activities
The table below summarizes the par value of other debt securities we issued or paid off, based on settlement dates, during 2013 and 2012. We repurchase, call, or exchange our outstanding medium- and long-term debt securities from time to time for a variety of reasons, including: (a) to help support the liquidity and predictability of the market for our other debt securities; (b) to manage our mix of liabilities funding our assets; or (c) for economic reasons.

Table 67 — Activity in Other Debt

	For the Year Ended December 31,
	2013	2012
	(dollars in millions)

Beginning balance	$552,472	$674,314
Issued during the period:
Short-term:
Amount	$297,349	$290,501
Weighted-average effective interest rate	0.12%	0.13%
Long-term:
Amount	$112,220	$164,746
Weighted-average effective interest rate	0.98%	1.23%
Total issued:
Amount	$409,569	$455,247
Weighted-average effective interest rate	0.35%	0.53%
Paid off during the period:(1)
Short-term:
Amount	$(273,513)	$(334,014)
Weighted-average effective interest rate	0.13%	0.11%
Long-term:(2)
Amount	$(177,183)	$(243,075)
Weighted-average effective interest rate	1.57%	1.89%
Total paid off:
Amount	$(450,696)	$(577,089)
Weighted-average effective interest rate	0.70%	0.86%

Ending balance	$511,345	$552,472

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls, and payments for repurchases. Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

(2)	For the years ended December 31, 2013 and 2012, respectively, includes foreign exchange translation of $31 million and $7 million for foreign-currency denominated debt.
Other Short-Term Debt
We fund our operating cash needs, in part, by issuing Reference Bills® securities and other discount notes, which are short-term instruments with maturities of one year or less that are sold on a discounted basis, paying only principal at maturity. Our Reference Bills securities program consists of large issues of short-term debt that we auction to dealers on a regular schedule. We issue discount notes with maturities ranging from one day to one year in response to investor demand and our cash needs. For purposes of presentation in this report, short-term debt also includes certain medium-term notes that have original maturities of one year or less.
See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Debt, Net” for more information about our other short-term debt.
Other Long-Term Debt
We issue debt with maturities greater than one year primarily through our medium-term notes program and our Reference Notes® securities program.
Medium-term Notes

151	Freddie Mac

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
Reference Notes Securities
Reference Notes securities are regularly issued, U.S. dollar denominated, non-callable fixed-rate securities, which we generally issue with original maturities ranging from two through ten years. While we issued €Reference Notes® securities denominated in Euros in the past, our last non-U.S. dollar denominated debt matured in January 2014.
STACR
In 2013, we completed our first two STACR debt note transactions. For more information, see "RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Credit Enhancements" and "NOTE 8: DEBT AND SUBORDINATED BORROWNGS — Table 8.2 — Other Long-Term Debt."
Subordinated Debt
During 2013 and 2012, we did not call or issue any Freddie SUBS® securities. At both December 31, 2013 and 2012, the balance of our subordinated debt outstanding was $0.4 billion. Our subordinated debt in the form of Freddie SUBS securities is a component of our risk management and disclosure commitments with FHFA. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Subordinated Debt” for a discussion of changes affecting our subordinated debt as a result of our placement into conservatorship and the Purchase Agreement, and the Conservator’s suspension of certain requirements relating to our subordinated debt. Under the Purchase Agreement, we may not issue subordinated debt without Treasury’s consent.
Credit Ratings
Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of February 14, 2014.
Table 68 — Freddie Mac Credit Ratings

Nationally Recognized Statistical Rating Organization
	S&P	Moody’s	Fitch
Senior long-term debt(1)	AA+	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	AA-	Aa2	AA-
Preferred stock(4)	D	Ca	C/RR6(5)
Outlook	Stable	Stable	Rating Watch Negative (includes AAA-rated long-term Issuer Default Rating)

(1)	Consists of medium-term notes and U.S. dollar Reference Notes securities.

(2)	Consists of Reference Bills securities and discount notes.

(3)	Consists of Freddie SUBS securities.

(4)	Does not include senior preferred stock issued to Treasury.

(5)	Preferred stock is not on Rating Watch Negative.
Our credit ratings and outlooks are primarily based on the support we receive from Treasury, and therefore, are affected by changes in the credit ratings and outlooks of the U.S. government. S&P and Moody's affirmed our senior long-term debt and subordinated debt ratings and revised the outlooks on the ratings to stable from negative in June 2013 and July 2013, respectively. These actions followed S&P's and Moody's affirmation of the U.S. government's long-term debt ratings and revision of the rating outlooks to stable from negative. In October 2013, Fitch placed our AAA-rated long-term Issuer Default Rating (IDR), as well as our senior long-term debt, short-term debt and subordinated debt ratings, on Rating Watch Negative (RWN). This action followed Fitch’s placement of the U.S. government's debt ratings on RWN.
During 2013, there were two changes to our credit ratings. In December 2013, S&P raised our subordinated debt rating to ‘AA-’ from ‘A’ due to the timely repayment of principal and interest on this debt since entering conservatorship and continued government support for our debt securities. In addition, in November 2013, S&P lowered our preferred stock rating to ‘D’ from ‘C’ based on the fact that these securities have missed dividend payments and are expected to continue to miss dividend payments going forward.
For information about factors that could lead to future ratings actions, and the potential impact of a downgrade in our credit ratings, see “RISK FACTORS — Competitive and Market Risks — Any downgrade in the credit ratings of the U.S.

152	Freddie Mac

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
Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities
Excluding amounts related to our consolidated VIEs, we held $77.1 billion and $47.3 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at December 31, 2013 and 2012, respectively. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At December 31, 2013, our non-mortgage-related securities consisted of Treasury notes and Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintained non-interest-bearing deposits at the Federal Reserve Bank of New York, which are included in cash and cash equivalents on our consolidated balance sheets. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”
Mortgage Loans and Mortgage-Related Securities
We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and highly liquid. Our primary source of liquidity among these mortgage assets is our holdings of single-class and multiclass agency securities. While our holdings of unsecuritized performing single-family mortgage loans, CMBS, non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans, and unsecuritized seriously delinquent and modified single-family mortgage loans are also potential sources of liquidity, we consider them to be less liquid than agency securities.
We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” for more information on the relative liquidity of our mortgage assets.
Cash Flows
Our cash and cash equivalents increased by $2.8 billion to $11.3 billion during 2013, as compared to a decrease of $19.9 billion to $8.5 billion during 2012 and a decrease of $8.6 billion to $28.4 billion during 2011. Cash flows provided by operating activities during 2013, 2012, and 2011 were $18.5 billion, $8.5 billion, and $10.3 billion, respectively, primarily driven by cash proceeds from net interest income. Cash flows provided by operating activities during 2013 also included settlements we received related to lawsuits regarding our investments in certain residential non-agency mortgage-related securities. Cash flows provided by investing activities during 2013, 2012, and 2011 were $391.3 billion, $494.4 billion, and $373.7 billion, respectively, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during 2013, 2012, and 2011 were $407.0 billion, $522.8 billion, and $392.6 billion, respectively, largely attributable to funds used to repay debt securities of consolidated trusts held by third parties and payments of cash dividends on senior preferred stock.
Capital Resources, the Purchase Agreement, and the Dividend Obligation on the Senior Preferred Stock
Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide submissions to FHFA on minimum capital. See “NOTE 18: REGULATORY CAPITAL” for our minimum capital requirement, core capital, and GAAP net worth results as of December 31, 2013 and 2012. In addition, notwithstanding our failure to maintain required capital levels, FHFA directed us to continue to make interest and principal payments on our subordinated debt. For more information, see “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Subordinated Debt.”
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

153	Freddie Mac

At December 31, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. In future periods, we may experience variability in our net income and/or comprehensive income due to changes in factors such as interest rates, yield curves, mortgage spreads, and home prices. Such changes could adversely affect our net worth and result in additional draws under the Purchase Agreement. The Capital Reserve Amount decreases from $3.0 billion for 2013 to $2.4 billion for each quarterly payment in 2014, which increases the risk that we may require a draw. For more information, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods.”
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
In addition, the GSE Act requires us to set aside or allocate monies each year to certain funds managed by HUD and Treasury. However, FHFA has suspended this requirement. For more information, see “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Affordable Housing Allocations.” We are also required under the Purchase Agreement to pay a quarterly commitment fee to Treasury. However, an amendment to the Purchase Agreement suspended this fee for each quarter commencing January 1, 2013 for as long as the net worth sweep dividend provisions are applicable.
Based on our Net Worth Amount at December 31, 2013, our dividend obligation to Treasury in March 2014 will be $10.4 billion. We paid dividends of $47.6 billion in cash on the senior preferred stock during 2013. Through December 31, 2013, we have paid aggregate cash dividends to Treasury of $71.3 billion, an amount that slightly exceeds our aggregate draws received under the Purchase Agreement.
At December 31, 2013, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.
Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. In addition, under the Purchase Agreement, the payment of dividends cannot be used to reduce prior draws from Treasury. Accordingly, while we have paid aggregate cash dividends to Treasury of $71.3 billion, the liquidation preference on the senior preferred stock remains $72.3 billion.
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
We categorize assets and liabilities recorded or disclosed at fair value within the fair value hierarchy based on the valuation processes used to derive their fair values and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on market conditions. We review ranges of third-party prices and transaction volumes, and hold discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the inputs are observable and whether the principal markets are active or inactive. For additional information regarding our classification of assets and liabilities within the fair value hierarchy and the valuation techniques used to measure fair value, see “NOTE 16: FAIR VALUE DISCLOSURES.”
Level 3 Recurring Fair Value Measurements
At December 31, 2013 and 2012, we measured and recorded: (a) 31% and 28% of total assets carried at fair value on a recurring basis; and (b) 11% and 7% of total liabilities carried at fair value on a recurring basis using unobservable inputs

154	Freddie Mac

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
We consider credit risk in our valuation of investments in mortgage-related securities based on fair value measurements that are largely the result of price quotes received from multiple dealers or pricing services. Some of the key valuation drivers of such fair value measurements include the collateral type, collateral performance, credit quality of the issuer, tranche type, weighted average life, vintage, coupon, and interest rates. We also make adjustments for items such as credit enhancements or other types of subordination and liquidity, where applicable. In cases where internally developed models are used, we use market-based inputs or calibrate such inputs to market data. For a discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “Table 22 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk.”
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
See “NOTE 16: FAIR VALUE DISCLOSURES — Valuation Techniques for Assets and Liabilities Measured in Our Consolidated Balance Sheets at Fair Value” for additional information regarding the valuation of our assets and liabilities.
Valuation Processes and Controls over Fair Value Measurement
We designed our control processes so that our fair value measurements are appropriate and reliable, that they are based on observable inputs where possible, and that our valuation approaches are consistently applied and the assumptions and inputs are reasonable. Our control processes provide a framework for segregation of duties and oversight of our fair value methodologies, techniques, validation procedures, and results.
See “NOTE 16: FAIR VALUE DISCLOSURES — Valuation Processes and Controls Over Fair Value Measurement” for additional information.
Consolidated Fair Value Balance Sheets Analysis
The consolidated fair value balance sheets in the table below are a supplemental disclosure not intended to be in conformity with GAAP, and present our estimates of the fair value of our assets and liabilities at December 31, 2013 and 2012. The valuations of financial instruments included on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures. In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks,” and “RISK FACTORS” and “RISK MANAGEMENT — Operational Risks” for information concerning the risks associated with these models.
Key Components of Changes in the Fair Value of Net Assets
Our attribution of changes in the fair value of net assets relies on models, assumptions, and other measurement techniques that evolve over time. The following are the key components of the attribution analysis:
Core Spread Income
Core spread income on our investments in mortgage loans and mortgage-related securities is a fair value estimate of the net current period accrual of income from the spread between our mortgage-related investments and our other debt, calculated on an option-adjusted basis. OAS is an estimate of the yield spread between a given financial instrument and a benchmark (LIBOR, agency or Treasury) yield curve, after consideration of potential variability in the instrument’s cash flows resulting from any options embedded in the instrument, such as prepayment options.
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

155	Freddie Mac

Changes in Interest-Rate Risk
Changes in interest-rate risk represents the estimated net increase or decrease in the fair value of net assets resulting from net modeled exposures related to changes in the interest-rate risks we actively manage. The interest-rate risks to which we are exposed as a result of our investment activities that we actively manage include duration and convexity risks, yield curve risk, and volatility risk.
We seek to manage these risk exposures within prescribed limits as part of our overall investment strategy. Taking these risk positions and managing them within established limits is an integral part of our investment activity. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for more information.
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
Limitations
Our consolidated fair value balance sheets do not capture all elements of value that are implicit in our operations as a going concern because they only capture the values of the current investment and guarantee portfolios as of the dates presented. For example, our consolidated fair value balance sheets do not capture the value of new investment and guarantee business that would likely replace current business (for example, as prepayments and other liquidations occur), nor do they include any estimation of intangible or goodwill values. Thus, the fair value of net assets presented on our consolidated fair value balance sheets does not represent an estimate of our net realizable, liquidation, or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.
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
We report certain assets and liabilities that are not financial instruments, such as property and equipment, REO, and our net deferred tax assets, as well as certain financial instruments that are not subject to the disclosure requirements in the accounting guidance for financial instruments, such as pension liabilities, at their carrying amounts on our consolidated fair value balance sheets. We do not believe these items have a significant impact on our overall fair value results. Other non-financial assets and liabilities on our consolidated balance sheets represent deferrals of costs and revenues that are amortized, such as deferred debt issuance costs and deferred fees. Cash receipts and payments related to these items are generally recognized in the fair value of net assets when received or paid, with no basis reflected on our consolidated fair value balance sheets.
Our senior preferred stock held by Treasury in connection with the Purchase Agreement is recorded at the stated liquidation preference for purposes of the consolidated fair value balance sheets, which is the same as the carrying value in our consolidated balance sheets, and may not reflect fair value. As the senior preferred stock is restricted as to its redemption, we consider the liquidation preference to be the most appropriate measure for purposes of the consolidated fair value balance sheets.

156	Freddie Mac

Table 69 — Consolidated Fair Value Balance Sheets

	December 31,
	2013		2012
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
	(in billions)
Assets
Cash and cash equivalents	$11.3	$11.3	$8.5	$8.5
Restricted cash and cash equivalents	12.2	12.2	14.6	14.6
Federal funds sold and securities purchased under agreements to resell	62.4	62.4	37.6	37.6
Investments in securities:
Available-for-sale, at fair value	128.9	128.9	174.9	174.9
Trading, at fair value	23.4	23.4	41.5	41.5
Total investments in securities	152.3	152.3	216.4	216.4
Mortgage loans:
Mortgage loans held by consolidated trusts	1,529.9	1,507.7	1,495.9	1,540.1
Unsecuritized mortgage loans	154.9	138.2	190.4	167.6
Total mortgage loans	1,684.8	1,645.9	1,686.3	1,707.7
Derivative assets, net	1.1	1.1	0.7	0.7
Other assets	42.0	42.0	25.8	25.8
Total assets	$1,966.1	$1,927.2	$1,989.9	$2,011.3
Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,434.0	$1,436.9	$1,419.5	$1,487.1
Other debt	506.8	512.8	547.5	565.6
Total debt, net	1,940.8	1,949.7	1,967.0	2,052.7
Derivative liabilities, net	0.2	0.2	0.2	0.2
Other liabilities	12.2	18.5	13.8	16.7
Total liabilities	1,953.2	1,968.4	1,981.0	2,069.6
Net assets
Senior preferred stock	72.3	72.3	72.3	72.3
Preferred stock	14.1	4.4	14.1	0.9
Common stock	(73.5)	(117.9)	(77.5)	(131.5)
Total net assets	12.9	(41.2)	8.9	(58.3)
Total liabilities and net assets	$1,966.1	$1,927.2	$1,989.9	$2,011.3

(1)	Equals the amount reported on our GAAP consolidated balance sheets.
Discussion of Fair Value Results
The table below summarizes the change in the fair value of net assets for 2013.
Table 70 — Summary of Change in the Fair Value of Net Assets

2013
(in billions)
Beginning balance	$(58.3)
Changes in fair value of net assets, before capital transactions	64.7
Subtotal - balance before 2013 capital transactions	6.4
Capital transactions:
Dividends and share issuances, net(1)	(47.6)
Ending balance	$(41.2)

(1)	We did not receive funds from Treasury during 2013 under the Purchase Agreement.

157	Freddie Mac

During 2013, the fair value of net assets, before capital transactions, increased by $64.7 billion. The increase in the fair value of net assets, before capital transactions, during 2013 was primarily due to: (a) the release of our valuation allowance against our net deferred tax assets; (b) an increase in the fair value of our single-family mortgage loans as the result of continued improvement in the credit environment and home prices, partially offset by the effect of a change in estimate related to enhancements implemented to align our economic capital methodology with external capital benchmarks; (c) a benefit from settlements related to lawsuits regarding our investments in certain non-agency single-family mortgage-related securities; (d) a benefit from representation and warranty settlements related to pre-conservatorship loan origination activity; and (e) high estimated core spread income on our mortgage-related securities and a tightening of OAS levels on our non-agency single-family mortgage-related securities. See “Table 69 — Consolidated Fair Value Balance Sheets” for additional details.
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
Securitization Activities and Other Guarantee Commitments
We have certain off-balance sheet arrangements related to our securitization activities involving guaranteed mortgages and mortgage-related securities, though most of our securitization activities are on-balance sheet. Our off-balance sheet arrangements related to these securitization activities primarily consist of: (a) Freddie Mac mortgage-related securities backed by multifamily loans (e.g., K Certificates); and (b) certain single-family Other Guarantee Transactions. We also have off-balance sheet arrangements related to other guarantee commitments, including long-term standby commitments and liquidity guarantees.
We guarantee the payment of principal and interest on non-consolidated Freddie Mac guaranteed mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and the other guarantee commitments is primarily represented by the UPB of the underlying loans and securities, which was $101.0 billion and $74.2 billion at December 31, 2013 and December 31, 2012, respectively.
As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” which were $10.0 billion and $10.2 billion at December 31, 2013 and December 31, 2012, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. In addition, as part of the HFA initiative, we, together with Fannie Mae, provide liquidity guarantees for certain variable-rate single-family and multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days. At December 31, 2013 and December 31, 2012, there were no liquidity guarantee advances outstanding.
Our exposure to losses on the transactions described above would be partially mitigated by the recovery we would receive through exercising our rights to the collateral backing the underlying loans and the available credit enhancements, which may include recourse and primary insurance with third parties. In addition, we provide for incurred losses each period on these guarantees within our provision for credit losses. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative” and “NOTE 14: FINANCIAL GUARANTEES” for more information on our off-balance sheet securitization activities and other guarantee commitments.
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

158	Freddie Mac

see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties.” We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans. These non-derivative commitments totaled $289.7 billion and $291.5 billion, in notional value at December 31, 2013 and 2012, respectively.
In connection with the execution of the Purchase Agreement, we, through FHFA, in its capacity as Conservator, issued a warrant to Treasury to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” for further information.
CONTRACTUAL OBLIGATIONS
The table below provides aggregated information about the listed categories of our contractual obligations as of December 31, 2013. These contractual obligations affect our short- and long-term liquidity and capital resource needs. The table includes information about undiscounted future cash payments due under these contractual obligations, aggregated by type of contractual obligation, including the contractual maturity profile of our debt securities (other than debt securities of consolidated trusts held by third parties). The timing of actual future payments may differ from those presented due to a number of factors, including discretionary debt repurchases. Our contractual obligations include other purchase obligations that are enforceable and legally binding, and exclude contracts that we may cancel at will without penalty. For purposes of this table, purchase obligations are included through the termination date specified in the respective agreement, even if the contract is renewable.
In the table below, the amounts of future interest payments on debt securities outstanding at December 31, 2013 are based on the contractual terms of our debt securities at that date. These amounts were determined using certain assumptions including, that: (a) variable-rate debt continues to accrue interest at the contractual rates in effect at December 31, 2013 until maturity; and (b) callable debt continues to accrue interest until its contractual maturity. The amounts of future interest payments on debt securities presented do not reflect certain factors that will change the amounts of interest payments on our debt securities after December 31, 2013, such as: (a) changes in interest rates; (b) the call or retirement of any debt securities; and (c) the issuance of new debt securities. Accordingly, the amounts presented in the table do not represent a forecast of our future cash interest payments or interest expense.
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

•
any future cash payments associated with the liquidation preference of the senior preferred stock, as well as the quarterly commitment fee (which has been suspended) and the dividends on the senior preferred stock because the timing and amount of any such future cash payments are uncertain. As of December 31, 2013, the aggregate liquidation preference of the senior preferred stock was $72.3 billion. See “BUSINESS — Conservatorship and Related Matters — Treasury Agreements” for additional information;

•
future cash settlements on derivative agreements not yet accrued, because the amount and timing of such payments are dependent upon changes in the underlying financial instruments in response to items such as changes in interest rates and are therefore uncertain;

•
future dividends on the preferred stock we have issued (other than the senior preferred stock), because dividends on these securities are non-cumulative and because we are currently prohibited from paying dividends on these securities;

•
the guarantee arrangements pertaining to multifamily housing revenue bonds, where we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” because the amount and timing of such payments are generally contingent upon the occurrence of future events and are therefore uncertain; and

•
future cash contributions to our Pension Plan, as the plan is currently over-funded and benefit accruals ceased at the end of 2013. See "EXECUTIVE COMPENSATION — Pension Plan" and "EXECUTIVE COMPENSATION — Supplemental Executive Retirement Plan — Pension SERP Benefit" for additional information on our Pension Plan.

159	Freddie Mac

Table 71 — Contractual Obligations by Year at December 31, 2013

	Total	2014	2015	2016	2017	2018	Thereafter
	(in millions)
Long-term debt(1)	$369,578	$78,115	$70,303	$63,564	$51,908	$33,418	$72,270
Short-term debt(1)	141,767	141,767	—	—	—	—	—
Interest payable(2)	39,829	12,329	5,656	4,558	3,235	2,195	11,856
Other liabilities reflected on our consolidated balance sheet:
Other contractual liabilities(3)(4)	1,581	923	8	8	9	7	626
Purchase obligations:
Purchase commitments(5)	13,002	13,002	—	—	—	—	—
Other purchase obligations(6)	198	134	33	15	6	2	8
Operating lease obligations	29	13	6	6	2	1	1
Total specified contractual obligations	$565,984	$246,283	$76,006	$68,151	$55,160	$35,623	$84,761

(1)	Represents par value. Callable debt is included in this table at its contractual maturity. For additional information about our debt, see “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS.”

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
Allowance for Loan Losses and Reserve for Guarantee Losses
The allowance for loan losses and the reserve for guarantee losses represent estimates of probable incurred credit losses. The allowance for loan losses pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets, whereas the reserve for guarantee losses relates to single-family and multifamily loans underlying our non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments. We use the same methodology to determine our allowance for loan losses and reserve for guarantee losses, as the relevant factors affecting credit risk are the same. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves.
Determining the appropriateness of the loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require us to make judgments about matters that are difficult to predict, the most significant of which are the probability of default and loss severity on single-family loans. We regularly evaluate the underlying estimates and models we use when determining loan loss reserves and update our assumptions to reflect our historical experience and current view of economic factors. See “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the

160	Freddie Mac

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
Single-Family Loan Loss Reserves
Most single-family loans are aggregated into pools based on similar risk characteristics and measured collectively using a statistically based model that evaluates a variety of factors affecting collectability, including but not limited to: (a) estimated current LTV ratios; (b) loan product type; (c) delinquency/default status and history; and (d) geographic location. Inputs used by the model are regularly updated for changes in the underlying data, assumptions, and market conditions. We consider the output of this model, together with other information such as our expectations with respect to the following: (a) future levels of loan modifications; (b) future repurchases by seller/servicers of loans; (c) the adequacy of third-party credit enhancements; (d) the effects of changes in government policies and programs; (e) the effects of macroeconomic variables such as rates of unemployment; and (f) the effects of home price changes on borrower behavior. The inability to realize the benefits of our loss mitigation activities, a lower realized rate of seller/servicer repurchases, declines in home prices, deterioration in the financial condition of our mortgage insurance counterparties, or increases in delinquency rates would cause our losses to be significantly higher than those currently estimated.
Individually impaired single-family loans include loans that have undergone a TDR and are measured for impairment as the excess of our recorded investment in the loan over the present value of the expected future cash flows. Our expectation of future cash flows incorporates many of the judgments indicated above.
Multifamily Loan Loss Reserves
To determine loan loss reserves for the multifamily loan portfolio, including determining which loans are individually impaired, we consider all available evidence including, but not limited to, operating cash flows from the underlying property as represented by its current DSCR, the fair value of collateral underlying the loans, evaluation of the repayment prospects, the expected adequacy of third-party credit enhancements, year of origination, certain macroeconomic data, and available economic data related to multifamily real estate, including apartment vacancy and rental rates.
Multifamily loans evaluated collectively for impairment are aggregated into book year vintages and measured by benchmarking published historical commercial mortgage data to those vintages based upon some of the factors listed above.
Individually impaired multifamily loans are generally measured for impairment based on the fair value of the underlying collateral, as reduced by estimated disposition costs, as multifamily loans are generally collateral-dependent and most multifamily loans are non-recourse to the borrower. As a result, the cash flows of the underlying property (including any associated credit enhancements) serve as the source of funds for repayment of the loan.
Fair Value Measurements
We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or non-recurring basis. Assets and liabilities within our consolidated financial statements measured at fair value include: (a) mortgage-related and non-mortgage related securities; (b) mortgage loans held-for-sale; (c) derivative instruments; (d) certain debt securities of consolidated trusts held by third parties and certain other debt; and (e) REO. The accounting guidance for fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value, and sets forth disclosure requirements regarding fair value measurements. This accounting guidance also establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the assumptions a market participant would use at the measurement date. Fair value measurements under this hierarchy are distinguished among quoted market prices, observable inputs, and unobservable inputs. The measurement of fair value requires management to make judgments and assumptions. The process for determining fair value using unobservable inputs is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. These judgments and assumptions may have a significant effect on our measurements of fair value, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our consolidated statements of comprehensive income and consolidated balance sheets. See “NOTE 16: FAIR VALUE DISCLOSURES” and “FAIR VALUE BALANCE SHEETS AND ANALYSIS” for additional information regarding fair value hierarchy and measurements.
Impairment Recognition on Investments in Securities
We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. As discussed further below, certain other-than-temporary impairment losses are recognized in earnings.

161	Freddie Mac

If we intend to sell the security or believe it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the security’s entire decline in fair value is deemed to be other-than-temporary and is recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings. If we do not intend to sell the security and we believe it is not more likely than not that we will be required to sell prior to recovery of the security’s unrealized loss, we recognize only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors are recorded in AOCI. The credit component represents the amount by which the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security.
The evaluation of whether unrealized losses on available-for-sale securities are other-than-temporary requires significant management judgments and assumptions and consideration of numerous factors. We perform an evaluation on a security-by-security basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. See “NOTE 7: INVESTMENTS IN SECURITIES — Impairment Recognition on Investments in Securities” and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for more information on impairment recognition on securities.
We believe our judgments and assumptions used in our evaluation of other-than-temporary impairment are reasonable. However, different judgments or assumptions could have resulted in materially different recognition of other-than-temporary impairment. It is possible that the losses we ultimately realize could be significantly higher or lower than the losses we have recognized to date in our consolidated statements of comprehensive income.
Realizability of Deferred Tax Assets, Net
Deferred tax assets reflect timing differences between the recognition of income/expenses for financial reporting purposes and the recognition of income/expenses for tax reporting purposes. Deferred tax assets are created when: (a) expenses are recognized for financial reporting purposes prior to the corresponding recognition of expenses for tax reporting purposes; and/or (b) income is recognized for tax reporting purposes prior to the corresponding recognition of income for financial reporting purposes. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character (i.e., ordinary income or capital gains) in the available carryback and carryforward years under the tax law, which would include reversals of existing taxable temporary differences and liabilities associated with unrecognized tax benefits. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that all or part of our tax benefits will not be realized.
On a quarterly basis, we determine whether a valuation allowance is necessary on our net deferred tax asset. In doing so, we consider all evidence available, both positive and negative, in determining whether, based on the weight of the evidence, it is more likely than not that the deferred tax assets will be realized. In conducting our assessment, we evaluate all available objective evidence including, but not limited to: (a) our three-year cumulative income position; (b) the trend of our financial and tax results; (c) the amount of taxable income reported in our federal income tax return; (d) our tax net operating loss and tax credit carryforwards and the length of carryforward periods available to utilize these assets under current tax law; and (e) our access to capital under the agreements associated with conservatorship. Furthermore, we evaluate all available subjective evidence including, but not limited to: (a) difficulty in predicting unsettled circumstances related to the conservatorship; (b) our estimated taxable income; and (c) forecasts of future book and tax income. Our consideration of the evidence requires significant judgment regarding estimates and assumptions that are inherently uncertain, particularly about our future business structure and financial results.
We are not permitted to consider the impacts proposed legislation may have on our business operations or the mortgage industry in our analysis because the timing and certainty of those actions are unknown and beyond our control.
During 2013, we concluded that it was more likely than not that our deferred tax assets would be realized and we released the valuation allowance against our net deferred tax assets. In future quarters we will continue to evaluate our ability to realize our net deferred tax assets. If evidence in future periods changes such that it is more likely than not that part or all of the net deferred tax assets will not be realized, we will reestablish a valuation allowance at that time. For more information see “NOTE 12: INCOME TAXES.”
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

162	Freddie Mac

adherence to the substance of the liquidity management and contingency planning commitment through normal supervision activities; and (b) we will continue to provide interest-rate risk and credit risk disclosures in our periodic public reports.
Our monthly average PMVS results, duration gap, and related disclosures are provided in our Monthly Volume Summary reports, which are available on our web site, www.freddiemac.com and in current reports on Form 8-K we file with the SEC. For disclosures concerning our PMVS and duration gap, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate and Other Market Risks — PMVS and Duration Gap.” For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Risk Sensitivity.”
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest-Rate Risk and Other Market Risks
Our mortgage-related investments portfolio (i.e., mortgage loans and mortgage-related securities), non-mortgage investments, and unsecured debt expose us to interest-rate risk and other market risks, including basis and spread risk, and prepayment risk arising from credit risk primarily: (a) from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities; and (b) unexpected prepayments or differences in expected cash flows due to default of the underlying borrower or modification of loan terms by the servicer. For a majority of our mortgage-related investments, the mortgage borrower has the option to make unscheduled payments of additional principal or to completely pay off a mortgage loan at any time before its scheduled maturity date (without having to pay a prepayment penalty) or make principal payments in accordance with their contractual obligation. For more information on credit risk, see "MD&A — RISK MANAGEMENT — Credit Risk."
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
Changes in prepayments, defaults, basis and spreads, or unexpected prepayments could result in significant economic losses and have an adverse impact on earnings and net worth. In addition, these risks could result in realized losses upon the sale of assets. While we manage interest-rate risk, we have limited ability to manage basis and spread risk. We use derivatives as an important part of our strategy to manage interest-rate and prepayment risk. When determining to use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty risks, and our overall risk management strategy. See “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” and “RISK FACTORS” for a discussion of our market risk exposures, including those related to derivatives, institutional counterparties, and other market risks.
Interest-Rate Risk Management Strategy and Framework
We employ a risk management framework, using the fair value of financial instruments, that seeks to maintain certain interest rate characteristics of our assets and liabilities within our risk limits through a number of different strategies, including:

•	asset selection and structuring: We may acquire or structure mortgage-related securities with certain expected prepayment and other characteristics;

•	callable and non-callable unsecured debt; and

•	interest rate derivatives, including swaptions and swaps.
To maintain our interest-rate risk exposure across a range of interest-rate scenarios within our risk limits, we analyze the interest-rate sensitivity of financial assets and liabilities at the instrument level on a daily basis and across a variety of interest rate scenarios. For risk management purposes, the interest-rate characteristics of each instrument are determined daily based on market prices and models. The fair values of our assets, liabilities and derivatives are primarily based on either third-party prices, or observable market-based inputs. For more information, see “NOTE 16: FAIR VALUE DISCLOSURES — Valuation Processes and Controls over Fair Value Measurement.”
Annually, the Business and Risk Committee of our Board of Directors establishes certain Board limits for interest-rate risk measures, and if we exceed these limits we are required to notify the Business and Risk Committee and address the limit breach. These limits encompass a range of interest-rate risks that include duration risk, convexity risk, volatility risk, and yield curve risk associated with our use of various financial instruments, including derivatives. Also, on an annual basis, our Enterprise Risk Management division establishes management limits and makes recommendations with respect to the limits to be established at the Board level. These limits are reviewed by our Enterprise Risk Management Committee, which is responsible for reviewing performance as compared to the established limits. The management limits are set at values below those set at the Board level, which is intended to allow us to follow a series of predetermined actions in the event of a breach of the management limits and helps ensure proper oversight to reduce the possibility of exceeding the Board limits.

163	Freddie Mac

The principal types of interest-rate risk and other market risks to which we are exposed are described below.
Duration Risk and Convexity Risk
Duration is a measure of a financial instrument’s price sensitivity to a 100 basis point change in interest rates along the yield curve (expressed in percentage terms). Convexity is a measure of how much a financial instrument’s duration changes as interest rates change. Similar to the duration calculation, we compute each instrument’s convexity by applying the shock, both upward and downward, to the LIBOR curve and evaluating the impact on the duration. Currently, short-term interest rates are at historically low levels and, at some points, the LIBOR curve is less than 25 basis points. As a result, the basis point shock to the LIBOR curve described above is bounded by zero. Our convexity risk primarily results from prepayment risk.
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
Volatility Risk
Volatility risk is the risk that changes in the market’s expectation of the magnitude of future variations in interest rates will adversely affect the fair value of net assets and ultimately adversely affect our net worth. Volatility risk arises from the prepayment risk that is inherent in mortgages or mortgage-related securities. In general, as expected future interest rate volatility increases, the homeowner’s prepayment option increases in value, thus negatively impacting the value of the mortgage security backed by the underlying mortgages. We manage volatility risk by maintaining a portfolio of callable debt, without a related swap, and option-based interest rate derivatives. We actively manage and monitor our volatility risk exposure over a range of changing interest rate scenarios.
Basis Risk
Basis risk is the risk that interest rates in different market sectors will not move in tandem and will adversely affect the fair value of net assets and ultimately adversely affect our net worth. This risk arises principally because the mortgage-related investments generally do not move in tandem with our financial liabilities and derivatives. We are continually exposed to significant basis risk, also referred to as mortgage-to-debt OAS risk or spread risk, arising from funding mortgage-related investments with debt securities. See “MD&A — FAIR VALUE BALANCE SHEETS AND ANALYSIS — Consolidated Fair Value Balance Sheets Analysis — Key Components of Changes in Fair Value of Net Assets — Changes in Mortgage-To-Debt OAS” for additional information. We also incur basis risk when we use LIBOR- or Treasury-based instruments in our risk management activities.
Model Risk
Models, including mortgage prepayment models, interest rate models, home price models, mortgage default models, and model adjustments based on new information or changes in conditions, are an integral part of our investment framework. As market conditions change rapidly, the assumptions that we use in our models for our sensitivity analyses (including PMVS and duration gap measures) may not keep pace with these market changes. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on the estimated fair values of our assets. We manage our model risk by reviewing the performance of our models. To improve the accuracy of our models, changes to the underlying assumptions or modeling techniques are made on a periodic basis. Model development and model testing are reviewed and approved independently by our Enterprise Risk Management division. Model performance is also reported regularly through a series of internal management committees. See “MD&A — RISK MANAGEMENT — Operational Risks” and “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties” for a discussion of the risks associated with our use of models. Given the importance of models to our investment management practices, model changes undergo a rigorous review process. As a result, it is common for model changes to take several months to complete, which could affect our estimation of risk metrics.
Foreign-Currency Risk
Foreign-currency risk is the risk that fluctuations in currency exchange rates (e.g., Euros to the U.S. dollar) will adversely affect the fair value of debt denominated in currencies other than the U.S. dollar, our functional currency. We mitigated virtually all of our foreign-currency risk by entering into swap transactions that effectively converted foreign-currency denominated obligations into U.S. dollar-denominated obligations. We no longer have any significant risks associated with fluctuations in currency exchange rates, because our last non-U.S. dollar denominated debt matured in January 2014.
Portfolio Market Value Sensitivity and Measurement of Interest-Rate Risk
PMVS and Duration Gap
Our primary interest-rate risk measures are PMVS and duration gap.

164	Freddie Mac

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

PMVS = –[Duration] multiplied by [rate shock] plus [0.5 multiplied by Convexity] multiplied by [rate shock]2
In the equation, [rate shock] represents the interest-rate change expressed in fair value terms. Assuming an adverse 50 basis point change, the result of this formula is the fair value of sensitivity to the change in rate, which is expressed as: PMVS = (0.5 absolute value of duration) + (0.125 convexity), assuming convexity is negative.

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
We estimate the sensitivity to changes in interest rates of the fair value of all financial assets, liabilities, and derivatives on a pre-tax basis. We also take into account the cash flows related to certain credit guarantee-related items, including buy-ups and expected gains or losses due to net interest from float. In making these calculations, we do not consider the sensitivity to interest-rate changes of the following assets and liabilities:

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

Limitations of Market Risk Measures

165	Freddie Mac

Our PMVS and duration gap estimates are determined using models that involve our judgment of interest-rate and prepayment assumptions. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. There could be times when we hedge differently than our model estimates during the period (i.e., when we are making changes or market updates to these models). While PMVS and duration gap estimate our exposure to changes in interest rates, they do not capture the potential impact of certain other market risks, such as changes in volatility, basis, and foreign-currency risk. The impact of these other market risks can be significant.
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
In addition, it has been more difficult in recent years to measure and manage the interest-rate risk related to mortgage assets as risk for prepayment model error remains high due to the low interest rate environment and uncertainty regarding default rates, unemployment, government policy changes and programs, loan modifications, and the volatility and impact of home price movements on mortgage durations. Misestimation of prepayments, resulting in over or under hedging of interest-rate risk, could result in significant economic losses and have an adverse impact on earnings. In addition, this misestimation could result in realized losses upon the sale of assets.
Duration Gap and PMVS Results
The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the years ended December 31, 2013 and 2012. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear.
Our PMVS-L (50 basis points) exposure at December 31, 2013 was $176 million, which decreased compared to December 31, 2012 primarily due to a decrease in our negative convexity exposure. On an average basis for the year ended December 31, 2013, our PMVS-L (50 basis points) was $235 million, primarily resulting from our negative convexity exposure on our mortgage assets.
Table 72 — PMVS and Duration Gap Results

				PMVS-YC	PMVS-L
				25 bps	50 bps	100 bps
				(in millions)
Assuming shifts of the LIBOR yield curve:
December 31, 2013				$—	$176	$368
December 31, 2012				$49	$296	$900

	Year Ended December 31,
	2013			2012
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	0.2	$21	$235	(0.1)	$38	$198
Minimum	(1.2)	$—	$—	(2.4)	$1	$—
Maximum	2.0	$78	$673	1.5	$129	$661
Standard deviation	0.5	$16	$121	0.5	$34	$108
Derivatives have historically enabled us to reduce our interest-rate risk exposure, which could have been higher without the use of derivatives. The table below shows that the PMVS-L risk levels for the periods presented would have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(2.0) billion at December 31, 2013, an increase of $1.1 billion from December 31, 2012. The increase was primarily driven by an increase in the estimated duration of our mortgage assets caused by the increase in interest rates during 2013.

166	Freddie Mac

Table 73 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)
At:
December 31, 2013	$2,166	$176	$(1,990)
December 31, 2012	$1,189	$296	$(893)
Duration Gap Results
We actively measure and manage our duration gap exposure on a daily basis. In addition to duration gap management, we also measure and manage the price sensitivity of our portfolio to a number of different specific interest rate changes along the yield curve. The price sensitivity of an instrument to specific changes in interest rates is known as the instrument’s key rate duration risk. By managing our duration exposure both in aggregate through duration gap and to specific changes in interest rates through key rate duration, we expect to limit our fair value exposure to interest rate changes for a wide range of interest rate yield curve scenarios. However, hedging our overall duration gap exposure could result in increased volatility in our financial results, as our derivatives and the majority of our financial assets are measured at fair value, while our financial liabilities are generally not measured at fair value. Our average duration gap, rounded to the nearest month, for the months of December 2013 and 2012 was zero months in both periods. Our average duration gap, rounded to the nearest month, during the years ended December 31, 2013 and 2012 was zero months in both periods.
The disclosure in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

167	Freddie Mac

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

168	Freddie Mac

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Freddie Mac
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Freddie Mac, a stockholder-owned government-sponsored enterprise, and its subsidiaries (the "Company") at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to disclosure controls and procedures that do not provide adequate mechanisms for information known to the Federal Housing Finance Agency (“FHFA”) that may have financial statement disclosure ramifications to be communicated to management of Freddie Mac existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in "Note 2: Conservatorship and Related Matters", in September 2008, the Company was placed into conservatorship by the FHFA. The U.S. Department of Treasury (“Treasury”) has committed financial support to the Company and management continues to conduct business operations pursuant to the delegated authorities from FHFA during conservatorship. The Company is dependent upon the continued support of Treasury and FHFA.
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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 27, 2014

169	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in millions, except share-related amounts)
Interest income
Mortgage loans:
Held by consolidated trusts	$57,189	$65,089	$77,158
Unsecuritized	7,694	8,960	9,124
Total mortgage loans	64,883	74,049	86,282
Investments in securities	7,768	10,583	12,791
Other	51	86	67
Total interest income	72,702	84,718	99,140
Interest expense
Debt securities of consolidated trusts	(47,350)	(56,109)	(67,119)
Other debt:
Short-term debt	(178)	(176)	(331)
Long-term debt	(8,251)	(10,217)	(12,538)
Total interest expense	(55,779)	(66,502)	(79,988)
Expense related to derivatives	(455)	(605)	(755)
Net interest income	16,468	17,611	18,397
Benefit (provision) for credit losses	2,465	(1,890)	(10,702)
Net interest income after benefit (provision) for credit losses	18,933	15,721	7,695
Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	314	(58)	(219)
Gains (losses) on retirement of other debt	132	(77)	44
Derivative gains (losses)	2,632	(2,448)	(9,752)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(763)	(1,236)	(2,101)
Portion of other-than-temporary impairment recognized in AOCI	(747)	(932)	(200)
Net impairment of available-for-sale securities recognized in earnings	(1,510)	(2,168)	(2,301)
Other gains (losses) on investment securities recognized in earnings	301	(1,522)	(896)
Other income	6,650	2,190	2,246
Non-interest income (loss)	8,519	(4,083)	(10,878)
Non-interest expense
Salaries and employee benefits	(833)	(810)	(832)
Professional services	(543)	(361)	(270)
Occupancy expense	(54)	(57)	(62)
Other administrative expenses	(375)	(333)	(342)
Total administrative expenses	(1,805)	(1,561)	(1,506)
Real estate owned operations income (expense)	140	(59)	(585)
Other expenses	(424)	(573)	(392)
Non-interest expense	(2,089)	(2,193)	(2,483)
Income (loss) before income tax benefit	25,363	9,445	(5,666)
Income tax benefit	23,305	1,537	400
Net income (loss)	48,668	10,982	(5,266)
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	2,406	4,769	3,465
Changes in unrealized gains (losses) related to cash flow hedge relationships	316	414	509
Changes in defined benefit plans	210	(126)	62
Total other comprehensive income (loss), net of taxes and reclassification adjustments	2,932	5,057	4,036
Comprehensive income (loss)	$51,600	$16,039	$(1,230)
Net income (loss)	$48,668	$10,982	$(5,266)
Undistributed net worth sweep and senior preferred stock dividends	(52,199)	(13,056)	(6,498)
Loss attributable to common stockholders	$(3,531)	$(2,074)	$(11,764)
Loss per common share — basic and diluted	$(1.09)	$(0.64)	$(3.63)
Weighted average common shares outstanding (in thousands) — basic and diluted	3,238,047	3,240,028	3,244,896
The accompanying notes are an integral part of these consolidated financial statements.

170	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(in millions, except share-related amounts)
Assets
Cash and cash equivalents (includes $1 and $1, respectively, related to our consolidated VIEs)	$11,281	$8,513
Restricted cash and cash equivalents (includes $12,193 and $14,289, respectively, related to our consolidated VIEs)	12,265	14,592
Federal funds sold and securities purchased under agreements to resell (includes $3,150 and $19,250, respectively, related to our consolidated VIEs)	62,383	37,563
Investments in securities:
Available-for-sale, at fair value (includes $70 and $132, respectively, pledged as collateral that may be repledged)	128,919	174,896
Trading, at fair value (includes $365 and $0, respectively, pledged as collateral that may be repledged)	23,404	41,492
Total investments in securities	152,323	216,388
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $3,006 and $4,919, respectively)	1,529,905	1,495,932
Unsecuritized (net of allowances for loan losses of $21,612 and $25,788, respectively)	146,158	176,177
Total held-for-investment mortgage loans, net	1,676,063	1,672,109
Held-for-sale, at fair value	8,727	14,238
Total mortgage loans, net	1,684,790	1,686,347
Accrued interest receivable (includes $5,111 and $5,426, respectively, related to our consolidated VIEs)	6,150	6,875
Derivative assets, net	1,063	657
Real estate owned, net (includes $49 and $45, respectively, related to our consolidated VIEs)	4,551	4,378
Deferred tax assets, net	22,716	778
Other assets (Note 19) (includes $2,172 and $7,986, respectively, related to our consolidated VIEs)	8,539	13,765
Total assets	$1,966,061	$1,989,856
Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $4,702 and $5,142, respectively, related to our consolidated VIEs)	$6,803	$7,710
Debt, net:
Debt securities of consolidated trusts held by third parties (includes $59 and $70 at fair value, respectively)	1,433,984	1,419,524
Other debt (includes $2,683 and $2,187 at fair value, respectively)	506,767	547,518
Total debt, net	1,940,751	1,967,042
Derivative liabilities, net	180	178
Other liabilities (Note 19) (includes $6 and $1, respectively, related to our consolidated VIEs)	5,492	6,099
Total liabilities	1,953,226	1,981,029
Commitments and contingencies (Notes 9, 14, and 17)
Equity (deficit)
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,039,533 shares and 650,033,623 shares outstanding, respectively	—	—
Additional paid-in capital	—	1
Retained earnings (accumulated deficit)	(69,719)	(70,796)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $1,100 and $6,606, respectively, related to net unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings)	962	(1,444)
Cash flow hedge relationships	(1,000)	(1,316)
Defined benefit plans	32	(178)
Total AOCI, net of taxes	(6)	(2,938)
Treasury stock, at cost, 75,824,353 shares and 75,830,263 shares, respectively	(3,885)	(3,885)
Total equity (deficit) (See NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) for information on our dividend obligation to Treasury)	12,835	8,827
Total liabilities and equity (deficit)	$1,966,061	$1,989,856
The accompanying notes are an integral part of these consolidated financial statements.

171	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Shares Outstanding			Senior Preferred Stock, at Redemption Value	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity (Deficit)
	Senior Preferred Stock	Preferred Stock	Common Stock
	(in millions)
Balance as of December 31, 2010	1	464	649	$64,200	$14,109	$—	$7	$(62,733)	$(12,031)	$(3,953)	$(401)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(5,266)	—	—	(5,266)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	4,036	—	4,036
Comprehensive income (loss)	—	—	—	—	—	—	—	(5,266)	4,036	—	(1,230)
Increase in liquidation preference	—	—	—	7,971	—	—	—	—	—	—	7,971
Stock-based compensation	—	—	—	—	—	—	11	—	—	—	11
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—	—	1
Common stock issuances	—	—	1	—	—	—	(44)	—	—	44	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	28	(28)	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(6,495)	—	—	(6,495)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(3)	—	—	(3)
Ending balance at December 31, 2011	1	464	650	$72,171	$14,109	$—	$3	$(74,525)	$(7,995)	$(3,909)	$(146)
Balance as of December 31, 2011	1	464	650	$72,171	$14,109	$—	$3	$(74,525)	$(7,995)	$(3,909)	$(146)
Comprehensive income:
Net income	—	—	—	—	—	—	—	10,982	—	—	10,982
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	5,057	—	5,057
Comprehensive income	—	—	—	—	—	—	—	10,982	5,057	—	16,039
Increase in liquidation preference	—	—	—	165	—	—	—	—	—	—	165
Stock-based compensation	—	—	—	—	—	—	2	—	—	—	2
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—	—	1
Common stock issuances	—	—	—	—	—	—	(24)	—	—	24	—
Transfer from retained earnings (accumulated deficit) to additional paid-in-capital	—	—	—	—	—	—	19	(19)	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(7,233)	—	—	(7,233)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(1)	—	—	(1)
Ending balance at December 31, 2012	1	464	650	$72,336	$14,109	$—	$1	$(70,796)	$(2,938)	$(3,885)	$8,827
Balance as of December 31, 2012	1	464	650	$72,336	$14,109	$—	$1	$(70,796)	$(2,938)	$(3,885)	$8,827
Comprehensive income:
Net income	—	—	—	—	—	—	—	48,668	—	—	48,668
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	2,932	—	2,932
Comprehensive income	—	—	—	—	—	—	—	48,668	2,932	—	51,600
Common stock issuances	—	—	—	—	—	—	(1)	—	—	—	(1)
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(47,591)	—	—	(47,591)
Ending balance at December 31, 2013	1	464	650	$72,336	$14,109	$—	$—	$(69,719)	$(6)	$(3,885)	$12,835
The accompanying notes are an integral part of these consolidated financial statements.

172	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash flows from operating activities
Net income (loss)	$48,668	$10,982	$(5,266)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Derivative (gains) losses	(6,097)	(1,350)	4,721
Asset related amortization — premiums, discounts, and basis adjustments	4,627	4,624	2,063
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(6,779)	(5,782)	(1,629)
Net discounts paid on retirements of other debt	(1,562)	(680)	(713)
Net premiums received from issuance of debt securities of consolidated trusts	3,534	3,897	4,091
(Gains) losses on extinguishment of debt securities of consolidated trusts and other debt	(446)	135	175
(Benefit) provision for credit losses	(2,465)	1,890	10,702
Losses on investment activity	1,545	2,680	2,368
Deferred income tax (benefit) expense	(23,422)	3	(117)
Purchases of held-for-sale mortgage loans	(23,103)	(25,340)	(16,550)
Sales of mortgage loans acquired as held-for-sale	28,131	21,769	14,027
Repayments of mortgage loans acquired as held-for-sale	167	59	54
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(1,302)	(1,269)	(1,169)
Change in:
Accrued interest receivable	725	1,187	651
Accrued interest payable	(849)	(1,094)	(1,080)
Income taxes receivable or payable	117	(1,523)	(281)
Other, net	(2,957)	(1,722)	(1,727)
Net cash provided by operating activities	18,532	8,466	10,320
Cash flows from investing activities
Purchases of trading securities	(53,753)	(33,880)	(47,977)
Proceeds from sales of trading securities	57,380	17,641	33,734
Proceeds from maturities of trading securities	12,542	31,106	14,545
Purchases of available-for-sale securities	(9,681)	(3,252)	(12,171)
Proceeds from sales of available-for-sale securities	24,675	1,729	2,643
Proceeds from maturities of available-for-sale securities	33,630	38,517	34,316
Purchases of held-for-investment mortgage loans	(79,028)	(79,492)	(44,129)
Repayments of mortgage loans acquired as held-for-investment	410,643	522,242	369,981
Decrease (increase) in restricted cash	2,327	13,471	(19,952)
Net proceeds from dispositions of real estate owned and other recoveries	11,274	11,265	12,665
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(24,820)	(25,519)	34,480
Derivative premiums and terminations and swap collateral, net	6,062	569	(4,447)
Net cash provided by investing activities	391,251	494,397	373,688
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	110,244	91,544	96,042
Repayments of debt securities of consolidated trusts held by third parties	(430,055)	(494,115)	(436,320)
Proceeds from issuance of other debt	701,236	718,252	1,024,323
Repayments of other debt	(740,842)	(831,393)	(1,078,050)
Increase in liquidation preference of senior preferred stock	—	165	7,971
Payment of cash dividends on senior preferred stock	(47,591)	(7,233)	(6,495)
Excess tax benefits associated with stock-based awards	—	1	1
Payments of low-income housing tax credit partnerships notes payable	(7)	(13)	(50)
Net cash used in financing activities	(407,015)	(522,792)	(392,578)
Net increase (decrease) in cash and cash equivalents	2,768	(19,929)	(8,570)
Cash and cash equivalents at beginning of year	8,513	28,442	37,012
Cash and cash equivalents at end of year	$11,281	$8,513	$28,442

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$65,614	$75,328	$84,370
Net derivative interest carry	3,701	4,044	4,791
Income taxes	—	(18)	(1)
Non-cash investing and financing activities:
Underlying mortgage loans related to guarantor swap transactions	340,900	358,074	280,621
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	340,990	358,074	280,621
Elimination of investments in securities and debt securities of consolidated trusts held by third parties related to net consolidation of variable interest entities for which we are the primary beneficiary	(1,876)	(4,590)	—
Transfers from held-for-investment mortgage loans to held-for-sale mortgage loans	224	6	—
The accompanying notes are an integral part of these consolidated financial statements.

173	Freddie Mac

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
Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase and guarantee single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees. Our Investments segment reflects results from three primary activities: (a) managing the company’s mortgage-related investments portfolio, excluding Multifamily segment investments; (b) managing the treasury function, including funding and liquidity, for the overall company; and (c) managing interest-rate risk for the overall company. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans. Our Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, our primary business model is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. See “NOTE 13: SEGMENT REPORTING” for additional information.
We are focused on the following primary business objectives: (a) reducing taxpayer exposure to losses by reducing and managing our overall risk profile, especially to mortgage-related risks; (b) supporting U.S. homeowners and renters by providing lenders with a constant source of liquidity for mortgage products even when other sources of financing are scarce; (c) building a commercially strong and efficient business enterprise; and (d) positioning the company, in particular our people and infrastructure, to succeed in a to-be-determined "future state." For information regarding these objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives.”
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
We recorded the cumulative effect of the correction of certain miscellaneous errors related to previously reported periods in the year ended December 31, 2013. We concluded that these errors are not material individually or in the aggregate to our previously issued consolidated financial statements for any of the periods affected, or to our earnings for the full year ended December 31, 2013, or to the trend of earnings.
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

174	Freddie Mac

Change in Estimate
Other-Than-Temporary Impairment of Non-Agency Mortgage-Related Securities
During the fourth quarter of 2013, we incorporated new information which enhanced the assumptions used to estimate the contractual loan terms for certain modified loans collateralizing non-agency mortgage-related securities for which actual data about those terms was unavailable to the market. This enhancement resulted in a lower net present value of projected cash flows on our non-agency mortgage-related securities and increased our net other-than-temporary impairments recognized in earnings by $0.7 billion.
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
Consolidation and Equity Method of Accounting
The consolidated financial statements include our accounts and those of our subsidiaries. We consolidate entities in which we have a controlling financial interest. All intercompany transactions have been eliminated in consolidation.
For each entity with which we are involved, we determine whether the entity should be consolidated in our financial statements. The method for determining whether a controlling financial interest exists varies depending on whether the entity is a VIE or non-VIE. A VIE is an entity: (a) that has a total equity investment at risk that is not sufficient to finance its activities without additional subordinated financial support provided by another party; (b) where the group of equity holders does not have: (i) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the entity’s expected losses; or (iii) the right to receive the entity’s expected residual returns; or (c) where the voting rights of some investors are disproportionate to their obligation to absorb expected losses or their right to expected residual returns (or both) and substantially all of the entity’s activities are conducted on behalf of an investor that has disproportionately few voting rights.
We consolidate VIEs in which we hold a controlling financial interest and are therefore deemed to be the primary beneficiary. An enterprise has a controlling financial interest in, and thus is deemed to be the primary beneficiary of, a VIE if it has both: (a) the power to direct the activities of the VIE that most significantly impact its economic performance; and (b) exposure to losses or benefits of the VIE that could potentially be significant to the VIE. We perform ongoing assessments to determine if we are the primary beneficiary of the VIEs with which we are involved and, as such, conclusions may change over time as the nature and extent of our involvement changes.
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
Fair Value Measurements
Consistent with the accounting guidance for fair value measurements and disclosures, we use a three-level fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure the fair value of assets and liabilities, giving highest priority to quoted prices in active markets and lowest priority to unobservable inputs. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements under this hierarchy are distinguished among three levels: quoted market prices, observable inputs, and unobservable inputs. We use quoted market prices and valuation techniques that seek to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs. Our inputs are based on the assumptions a market participant would use in valuing the asset or liability. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period. See “NOTE 16: FAIR VALUE DISCLOSURES” for additional information regarding the fair value measurements and the hierarchy.
Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities
Overview

175	Freddie Mac

When we securitize mortgages that we purchase, we issue mortgage-related securities such as PCs that can be sold to investors or held by us. We issue mortgage-related securities in the form of PCs, REMICs and Other Structured Securities, and Other Guarantee Transactions. Guarantor swaps are transactions where financial institutions exchange mortgage loans for PCs backed by these mortgage loans. Multilender swaps are similar to guarantor swaps, except that formed PC pools include loans that are contributed by more than one party. We issue PCs through various swap-based exchanges significantly more often than through cash-based transfers. We issue REMICs and Other Structured Securities in transactions in which securities dealers or investors sell us mortgage-related assets in exchange for REMICs and Other Structured Securities. We also issue Other Guarantee Transactions to third parties in exchange for non-Freddie Mac mortgage-related securities.
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
REMICs and Other Structured Securities
Our single-family REMICs and Other Structured Securities use resecuritization trusts that meet the definition of a VIE and represent beneficial interests in groups of PCs and other types of mortgage-related assets. We create these securities primarily by using PCs or previously issued REMICs and Other Structured Securities as collateral. Similar to our PCs, we guarantee the payment of principal and interest to the holders of the tranches of our REMICs and Other Structured Securities. However, for REMICs and Other Structured Securities where we have already guaranteed the underlying assets, there is no incremental exposure to credit loss assumed by us.
With respect to the resecuritization trusts used for our single-family REMICs and Other Structured Securities whose underlying assets are PCs or previously issued REMICs and Other Structured Securities, we do not have rights to receive benefits or obligations to absorb losses that could potentially be significant to the trusts because we have already provided a guarantee on the underlying assets. Additionally, our involvement with these trusts does not provide us with any power that would enable us to direct the significant economic activities of these entities. Although we may be exposed to prepayment risk through our ownership of the securities issued by these trusts, we do not have the ability through our involvement with the trust to impact the economic risks to which we are exposed. As a result, we are not the primary beneficiary of, and therefore do not consolidate, the resecuritization trusts used for REMICs and Other Structured Securities whose underlying assets are PCs or previously issued REMICs and Other Structured Securities, unless we hold substantially all of the outstanding beneficial interests that have been issued by the trust.
We receive a transaction fee from third parties for issuing our single-family REMICs and Other Structured Securities whose underlying assets are PCs or previously issued REMICs and Other Structured Securities. We defer the portion of the transaction fee that is equal to the estimated value of our future administrative responsibilities for these issued REMICs and Other Structured Securities. These responsibilities include ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting, and other required services. We estimate the value of these future responsibilities based on quotes from third-party vendors who perform each type of service and, where quotes are not available, based on our estimates of what those vendors would charge. The remaining portion of the transaction fee relates to compensation earned in connection with structuring-related services we rendered to third parties and is allocated between REMICs and Other Structured Securities we retain, if any, and the REMICs and Other Structured Securities acquired by third parties, based on the relative fair value of the securities. The portion of the fee allocated to any REMICs and Other Structured Securities we retain is deferred as a carrying value adjustment and is amortized into interest income using the effective interest method over the contractual lives of these securities. The fee allocated to REMICs and Other Structured Securities acquired by third parties is recognized immediately in earnings as other income.
Our multifamily Other Structured Securities use securitization trusts that meet the definition of a VIE. Our multifamily Other Structured Securities typically involve our acquisition of tax-exempt multifamily housing revenue bonds, placement of

176	Freddie Mac

those bonds in a securitization trust, and issuance of tax-exempt senior certificates as well as subordinate certificates that provide structural credit protection. The housing revenue bonds are collateralized by low- and moderate-income multifamily housing developments. We guarantee the principal and interest on the senior certificates and, because the underlying collateral is not already guaranteed by us, we receive a management and guarantee fee.
With respect to the securitization trusts used for our multifamily Other Structured Securities whose underlying assets are multifamily housing revenue bonds, our involvement with these trusts either does not provide us with any power that would enable us to direct the significant economic activities of these entities or rights to receive benefits or obligations to absorb losses that could potentially be significant to the trusts. As a result, we are not the primary beneficiary of, and therefore do not consolidate, the securitization trusts used for Other Structured Securities whose underlying assets are multifamily housing revenue bonds.
Other Guarantee Transactions
Other Guarantee Transactions are mortgage-related securities that we issue to third parties in exchange for non-Freddie Mac mortgage-related securities. Other Guarantee Transactions typically involve us purchasing either the senior tranches from a non-Freddie Mac senior-subordinated securitization or single-class pass-through securities, placing the acquired assets into a securitization trust, providing a guarantee of the principal and interest of the acquired assets and issuing securities backed by these assets. To the extent that we are deemed to be the primary beneficiary of such a securitization trust, we recognize the mortgage loans underlying the Other Guarantee Transaction as mortgage loans held-for-investment, at amortized cost. Correspondingly, we recognize the issued securities held by third parties as debt securities of consolidated trusts. However, to the extent we are not deemed to be the primary beneficiary of such a securitization trust, we initially recognize a guarantee asset and a guarantee obligation at fair value to the extent a management and guarantee fee is charged. We do not receive transaction fees, apart from our management and guarantee fee, for these transactions.
Our primary Other Guarantee Transactions are multifamily K Certificates. In substantially all of these transactions, we guarantee only the most senior tranches of the securities and our initial involvement with the trusts that issue the K Certificates does not provide us with any power that would enable us to direct the significant economic activities of these entities. As a result, we are not the primary beneficiary of, and therefore do not consolidate, these trusts when K Certificates are initially issued. To the extent that our involvement with the trusts changes, we evaluate whether we have become the primary beneficiary.
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
Single-Class REMICs and Other Structured Securities
The collateral for our single-class REMICs and Other Structured Securities includes PCs and previously issued single-class REMICs and Other Structured Securities. We do not consolidate these resecuritization trusts as we are not deemed to be the primary beneficiary of the trusts. Our single-class REMICs and Other Structured Securities pass through all of the cash flows of the underlying PCs directly to the holders of the securities and are deemed to be substantially the same as the underlying PCs. As a result, when we purchase single-class REMICs and Other Structured Securities, we extinguish a pro rata portion of the outstanding debt securities of the related PC trust on our consolidated balance sheets.
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
Multiclass REMICs and Other Structured Securities
The collateral for our single-family multiclass REMICs and Other Structured Securities includes PCs and previously issued REMICs and Other Structured Securities. We do not consolidate most of these resecuritization trusts as we are not deemed to be the primary beneficiary of the trusts unless we hold substantially all of the outstanding beneficial interests that have been issued by the trust. In our single-family multiclass REMICs and Other Structured Securities, the cash flows of the underlying PCs are divided (e.g., stripped and/or time tranched). Due primarily to this division of cash flows, these securities are not deemed to be substantially the same as the underlying PCs. As a result, when we purchase single-family multiclass REMICs and Other Structured Securities, we record these securities as investments in debt securities rather than as the extinguishment of debt since we are investing in the debt securities of a non-consolidated entity. See “Investments in

177	Freddie Mac

Securities” for further information regarding our accounting for investments in multiclass REMICs and Other Structured Securities.
We recognize, as assets, both the investment in single-family multiclass REMICs and Other Structured Securities and the mortgage loans backing the PCs held by the trusts which underlie the single-family multiclass REMICs and Other Structured Securities. Additionally, we recognize, as liabilities, the unsecured debt issued to third parties to fund the purchase of the single-family multiclass REMICs and Other Structured Securities as well as the debt issued to third parties of the PC trusts we consolidate which underlie the single-family multiclass REMICs and Other Structured Securities. This results in recognition of interest income from both assets and interest expense from both liabilities.
The collateral for our multifamily multiclass Other Structured Securities typically includes multifamily housing revenue bonds which are collateralized by low- and moderate-income multifamily housing developments. We do not consolidate the securitization trusts that issue these securities as we are not deemed to be the primary beneficiary of the trusts. When we purchase multifamily multiclass Other Structured Securities, we record them as investments in debt securities. See “Investments in Securities” for further information regarding our accounting for investments in multiclass REMICs and Other Structured Securities.
When we sell multiclass REMICs and Other Structured Securities in which we are not the primary beneficiary of the resecuritization trust, we account for the transfer in accordance with the accounting guidance for transfers of financial assets. To the extent the transfer of multiclass REMICs and Other Structured Securities qualifies as a sale, we de-recognize all assets sold and recognize all assets obtained and liabilities incurred. Any gain (loss) on the sale of multiclass REMICs and Other Structured Securities is reflected in our consolidated statements of comprehensive income as a component of other gains (losses) on investment securities recognized in earnings. To the extent the transfer of multiclass REMICs and Other Structured Securities does not qualify as a sale, we account for the transfer as a financing transaction and recognize a liability for the proceeds received from third parties in the transfer.
Other Guarantee Commitments
In certain circumstances, we also provide our guarantee of mortgage-related assets held by third parties, in exchange for a guarantee fee, without our securitization of the related assets. For example, we provide long-term standby commitments to certain of our single-family customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. We also provide guarantee commitments on multifamily housing revenue bonds that were issued by HFAs as well as guarantees under the TCLFP on securities backed by HFA bonds.
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
Mortgage Loans
Upon acquisition, we classify a loan as either held-for-sale or held-for-investment. Mortgage loans that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment. Loans we acquire and which we intend to securitize using an entity we will consolidate will be classified as held-for-investment both prior to and subsequent to their securitization, in accordance with our intent and ability to hold such loans for the foreseeable future.
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

178	Freddie Mac

recognized as a valuation allowance in other income on our consolidated statements of comprehensive income, with changes in this valuation allowance also being recorded in other income. Premiums, discounts, and other cost basis adjustments recognized upon acquisition on single-family loans classified as held-for-sale are deferred and not amortized. We elected the fair value option for multifamily mortgage loans held for sale that we intend to securitize and sell to investors. See “NOTE 16: FAIR VALUE DISCLOSURES — Fair Value Option — Multifamily Held-For-Sale Mortgage Loans” and “NOTE 16: FAIR VALUE DISCLOSURES — Fair Value Option — Changes in Fair Value under the Fair Value Option Election.” Thus, these multifamily mortgage loans are measured at fair value on a recurring basis, with subsequent gains or losses related to changes in fair value reported in other income in our consolidated statements of comprehensive income. We do not have any held-for-sale loans reported at the lower-of-cost-or-fair-value on our consolidated balance sheets as of December 31, 2013 or 2012.
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
Non-Performing Loans
Non-performing loans consist of: (a) single-family and multifamily loans that have undergone a TDR; (b) single-family seriously delinquent loans; (c) multifamily loans that are three or more payments past due or in the process of foreclosure; and (d) multifamily loans that are deemed impaired based upon management judgment. We place mortgage loans on non-accrual status when we believe collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment. A loan is considered past due if a full payment of principal and interest is not received within one month of its due date. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments.
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
Allowance for Loan Losses and Reserve for Guarantee Losses
The allowance for loan losses and the reserve for guarantee losses represent estimates of probable incurred credit losses. The allowance for loan losses pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets whereas the reserve for guarantee losses relates to single-family and multifamily loans underlying our non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments. Total held-for-investment mortgage loans, net are shown net of the allowance for loan losses on our consolidated balance sheets. The reserve for guarantee losses is included within other liabilities on our consolidated balance sheets. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. We recognize probable incurred losses by recording a charge to the provision for credit losses in our consolidated statements of comprehensive income. Determining the appropriateness of the loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant judgment about matters that involve a high degree of subjectivity.
We estimate credit losses related to homogeneous pools of loans in accordance with the accounting guidance for contingencies. Accordingly, we maintain an allowance for loan losses on mortgage loans held-for-investment when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Loans that we evaluate for individual impairment are measured in accordance with the accounting guidance for receivables.
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

179	Freddie Mac

based on common underlying characteristics, including estimated current LTV ratios, trends in home prices, loan product type, and geographic region. In determining the loan loss reserves for single-family loans at the balance sheet date, we evaluate key inputs and factors including, but not limited to:

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

•
expected proceeds from mortgage insurance contracts that are contractually attached to a loan or other credit enhancements that were entered into contemporaneously with and in contemplation of a guarantee or loan purchase transaction;

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
Certain loan servicing data is reported to us on a real-time basis, such as loan pay-offs and foreclosure events. However, certain monthly servicing data, including delinquency status, is delivered on a one-month delay. For example, December loan delinquency data delivered to Freddie Mac at the end of December or beginning of January reflects the loan delinquency status related to the December 1 payment cycle. We incorporate the delinquency status data into our allowance for loan loss calculation generally without adjustment for the one-month delay.
Our single-family loan loss reserve default models are estimated based on the most recent 12 months of actual loan performance data, including loan status and delinquency data reported by our servicers. The loan performance data provides a loan level history of delinquency, foreclosures, foreclosure alternatives, modifications, and seller/servicer repurchases. Our single-family loan loss reserve severity is estimated from the most recent: (a) three months of sales experience realized on our distressed property dispositions; and (b) six months of mortgage insurance recoveries and pre-foreclosure expenses on our distressed properties including REO, short sales, and third-party sales. Our single-family loan loss severity estimate also captures current business area practices and expectations about recoveries due to seller/servicer repurchases. We use historical trends in home prices in our single-family loan loss reserve process, primarily through the use of estimated current total LTV ratios in our default models and through the use of recent home price sales experience in our severity estimate. However, we do not use a forecast of trends in home prices in our single-family loan loss reserve process.
Our loan loss reserves reflect our best current estimates of incurred losses. Our loan loss reserve estimate includes projections related to loss mitigation activities, including loan modifications for troubled borrowers, and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of the loan origination. These projections are based on our recent historical experience and current business practices and require significant management judgment. We monitor our projections of recoveries through seller/servicer repurchases to ensure that these projections are reasonable and consistent with our assessment of the credit capacity of our seller/servicer counterparties. For loans where foreclosure is probable, impairment is measured on an aggregate basis based upon an estimate of the underlying collateral value. At an individual loan level, our estimate also considers the effect of historical home price changes on borrower behavior and the impact of our loss mitigation actions, including our loan modification efforts.
Our reserve estimate also reflects our best projection of defaults we believe are likely to occur as a result of loss events that have occurred through December 31, 2013 and 2012, respectively. However, fluctuations in the national housing market,

180	Freddie Mac

the uncertainty in other macroeconomic factors, and variations in success rates of modification efforts under HAMP and other loan workout programs, make estimating defaults inherently imprecise.
We validate and update our models and factors to capture changes in actual loss experience, as well as the effects of changes in underwriting practices and in our loss mitigation strategies. We also consider macroeconomic and other factors that impact the quality of the loans underlying our portfolio including regional housing trends, applicable home price indices, unemployment and employment dislocation trends, the effects of changes in government policies and programs, consumer credit statistics, and the extent of third-party insurance. We consider our assessment of these factors in determining our loan loss reserves.
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
Multifamily Loans
For multifamily loans identified as impaired, we individually determine the loan loss reserves. Refer to “Impaired Loans” below for further discussion on individually impaired multifamily loans. Multifamily loans evaluated collectively for impairment are aggregated into book year vintages and measured by benchmarking published historical commercial mortgage data to those vintages based upon available economic data related to multifamily real estate, including apartment vacancy and rental rates.
Impaired Loans
We consider a loan to be impaired when it is probable, based on current information, that we will not receive all amounts due (including both principal and interest) in accordance with the contractual terms of the original loan agreement. Delays in the timing of our expected receipt of these amounts that are more than insignificant are considered in making this assessment.
Single-Family Loans
Individually impaired single-family loans primarily include loans that have undergone a TDR. These loans are measured individually for impairment as discussed in the "Troubled Debt Restructurings" section of this note that follows. All other single-family loans are aggregated and measured collectively for impairment based on similar risk characteristics. Collective impairment is measured as described above in the “Allowance for Loan Losses and Reserve for Guarantee Losses — Single-Family Loans” section of this note. If we determine that foreclosure on the underlying collateral is probable, we measure impairment based upon the fair value of the collateral, as reduced by estimated disposition costs and adjusted for estimated proceeds from insurance and similar sources. Interest income recognition on impaired single-family loans is discussed separately in the "Mortgage Loans — Non-Performing Loans" section of this note above.
Multifamily Loans
Multifamily impaired loans include TDRs, loans three monthly payments or more past due, and loans that are deemed impaired based on management judgment. Factors considered by management in determining whether a loan is impaired include, but are not limited to, the underlying property’s operating performance as represented by its current DSCR, available credit enhancements, estimated current LTV ratio, management of the underlying property, and the property’s geographic location.
Multifamily loans are generally measured individually for impairment based on the fair value of the underlying collateral, as reduced by estimated disposition costs, as the repayment of these loans is generally provided from the cash flows of the underlying collateral and any associated credit-enhancement. Except for cases of fraud and certain other types of borrower defaults, most multifamily loans are non-recourse to the borrower. As a result, the cash flows of the underlying property (including any associated credit enhancements) serve as the source of funds for repayment of the loan. Interest income recognition on multifamily impaired loans is subject to our non-accrual policy as discussed in “Mortgage Loans — Non-Performing Loans.”
Troubled Debt Restructurings
Both single-family and multifamily loans which experience a modification to their contractual terms which results in a concession being granted to a borrower experiencing financial difficulties are considered TDRs. A concession is deemed granted when, as a result of the restructuring, we do not expect to collect all amounts due, including interest accrued, at the

181	Freddie Mac

original contractual interest rate. As appropriate, we also consider other qualitative factors in determining whether a concession is deemed granted, including whether the borrower’s modified interest rate is consistent with that of a non-troubled borrower. We do not consider restructurings that result in a delay in payment that is insignificant to be a concession. We generally consider a delay in monthly amortizing payments of three months or less to be insignificant. We generally consider all other delays to be more than insignificant. A concession typically includes one or more of the following being granted to the borrower: (a) a trial period where the expected permanent modification will change our expectation of collecting all amounts due at the original contract rate; (b) a delay in payment that is more than insignificant; (c) a reduction in the contractual interest rate; (d) interest forbearance for a period of time that is not insignificant or forgiveness of accrued but uncollected interest amounts; (e) principal forbearance that is more than insignificant or a reduction in the principal amount of the loan; and (f) discharge of the borrower’s obligation in Chapter 7 bankruptcy.
On July 1, 2011, we adopted an amendment to the accounting guidance related to the classification of loans as TDRs. This amendment clarified when a restructuring such as a loan modification is considered a TDR. For additional information, see “Recently Adopted Accounting Guidance — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” below.
Impairment of a loan having undergone a TDR is generally measured as the excess of our recorded investment in the loan over the present value of the expected future cash flows, discounted at the loan’s original effective interest rate for fixed-rate loans or at the loan’s effective interest rate prior to the restructuring for ARM loans. Our expectation of future cash flows incorporates, among other items, an estimated probability of default which is based on a number of market factors as well as the characteristics of the loan, such as past due status. Subsequent to the restructuring date, interest income is recognized at the modified interest rate, subject to our non-accrual policy as discussed in “Mortgage Loans — Non-Performing Loans” above, with all other changes in the present value of expected future cash flows being recognized as a component of the provision for credit losses in our consolidated statements of comprehensive income.
Investments in Securities
Investments in securities consist primarily of mortgage-related securities. We classify securities as “available-for-sale” or “trading.” We currently do not classify any securities as “held-to-maturity,” although we may elect to do so in the future. Securities classified as available-for-sale and trading are reported at fair value with changes in fair value included in AOCI and other gains (losses) on investment securities recognized in earnings, respectively. See “NOTE 16: FAIR VALUE DISCLOSURES” for more information on how we determine the fair value of securities.
We elected the fair value option for certain available-for-sale mortgage-related securities, including investments in securities that: (a) can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our initial recorded investment; or (b) are not of high credit quality at the acquisition date and are identified as within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets. These securities are classified as trading securities. By electing the fair value option for these instruments, we reflect valuation changes through our consolidated statements of comprehensive income in the period they occur. For additional information on our election of the fair value option, see “NOTE 16: FAIR VALUE DISCLOSURES.”
We record purchases and sales of securities that are exempt from the accounting guidance for derivatives and hedge accounting on a trade date basis. Securities underlying forward purchases and sales contracts that are not exempt from the requirements of derivatives and hedge accounting are recorded on the expected settlement date with a corresponding commitment recorded on the trade date.
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
We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. As discussed further below, certain other-than-temporary impairment losses are recognized in earnings.
If we intend to sell the security or believe it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the security’s entire decline in fair value is deemed to be other-than-temporary and is recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings. If we do not intend to sell the security and we believe it is not more likely than not that we will be

182	Freddie Mac

required to sell prior to recovery of the security’s unrealized loss, we recognize only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors are recorded in AOCI. The credit component represents the amount by which the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security. The present value of expected future cash flows represents our estimate of future contractual cash flows that we expect to collect, discounted at the original effective interest rate or the effective interest rate determined based on significantly improved cash flows subsequent to initial impairment.
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
We elected the fair value option on certain debt securities of consolidated trusts held by third parties and certain other debt. The change in fair value for debt recorded at fair value is reported as other income in our consolidated statements of comprehensive income. For debt where we have elected the fair value option, upfront costs and fees are recognized in earnings as incurred and not deferred. For additional information on our election of the fair value option, see “NOTE 16: FAIR VALUE DISCLOSURES.”
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

183	Freddie Mac

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
At December 31, 2013 and 2012, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately.
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
Material development and improvement costs relating to REO are capitalized. Operating expenses specifically identifiable with an REO property are included in REO operations income (expense) in our consolidated statements of comprehensive income; all other expenses are recognized within other administrative expenses in our consolidated statements of comprehensive income. Declines in the fair value of REO are provided for and charged to REO operations income (expense). Any gains and losses from REO dispositions are included in REO operations income (expense).
Income Taxes
We use the asset and liability method of accounting for income taxes for financial reporting purposes. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates as well as tax net operating loss and tax credit carryforwards. To the extent tax laws change, deferred tax assets and liabilities are adjusted, when necessary, in the period that the tax change is enacted. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that all or part of our tax benefits will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income from current operations and from unrecognized tax benefits.
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

184	Freddie Mac

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
Earnings Per Common Share
The August 2012 amendment to the Purchase Agreement changed the manner in which the dividend on the senior preferred stock is determined. For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero. The dividend is presented in the period in which it is determinable for the senior preferred stock as a reduction to net income (loss) available to common stockholders and net income (loss) per common share. The dividend is declared and paid in the following period and recorded as a reduction to equity in the period declared.
We have participating securities related to options and restricted stock units with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. These participating securities consist of: (a) vested options to purchase common stock; and (b) vested and unvested restricted stock units that earn dividend equivalents at the same rate when and as declared on common stock. Consequently, in accordance with accounting guidance, we use the “two-class” method of computing earnings per common share. The “two-class” method is an earnings allocation formula that determines earnings per share for common stock and participating securities based on dividends declared and participation rights in undistributed earnings.
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
Diluted earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding during the period adjusted for the dilutive effect of common equivalent shares outstanding. For periods with net income attributable to common stockholders, the calculation includes the effect of the following common equivalent shares outstanding: (a) the weighted average shares related to stock options if the average market price during the period exceeds the exercise price; and (b) the weighted average of unvested restricted stock units. During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) — Stock-Based Compensation” for additional information on our earnings-per-share calculation.
Comprehensive Income
Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders. We define comprehensive income as consisting of net income (loss) plus after-tax changes in: (a) the unrealized gains and losses on available-for-sale securities; (b) the effective portion of derivatives accounted for as cash flow hedge relationships; and (c) defined benefit plans.
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
A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

185	Freddie Mac

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
Both single-family and multifamily loans that experience restructurings resulting in a concession being granted to a borrower experiencing financial difficulties are considered TDRs. The amendment provides guidance to determine whether a borrower is experiencing financial difficulties, which is largely consistent with the guidance for debtors. This change does not have a significant impact on our determination of whether a borrower is experiencing financial difficulties. Pursuant to this amendment, a concession is deemed to have been granted when, as a result of the restructuring, we do not expect to collect all amounts due, including interest accrued, at the original contractual interest rate. The amendment also specifies that a concession shall not be determined by comparing the borrower’s pre-restructuring effective interest rate to the post-restructuring effective interest rate. These changes resulted in a significant impact on our determination of whether a concession has been granted.
The amendment was effective for interim and annual periods beginning on or after June 15, 2011 and applied as of July 1, 2011 to restructurings occurring on or after January 1, 2011. We recognized additional provision for credit losses of $0.2 billion during the third quarter of 2011 due to the population of restructurings occurring in the first half of 2011 that became TDRs.
Please refer to “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” for further disclosures regarding our loan restructurings accounted for and disclosed as TDRs and for discussion regarding how modifications and other loss mitigation activities are factored into our allowance for loan losses.
Recently Issued Accounting Guidance, Not Yet Adopted Within These Consolidated Financial Statements
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued an amendment to the accounting guidance related to accounting for investments in qualified affordable housing projects. This amendment permits entities to elect to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendment is effective for interim and annual periods beginning after December 15, 2014 and is to be applied retrospectively, with early adoption permitted. We do not expect that the adoption of this amendment will have a material impact on our consolidated financial statements.
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January 2014, the FASB issued an amendment to the accounting guidance related to reclassifying residential real estate collateralized consumer mortgage loans upon foreclosure. This amendment clarifies that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This amendment is effective for interim and annual periods beginning after December 15, 2014 with early adoption permitted. This amendment can be adopted either prospectively or retrospectively. We do not expect that the adoption of this amendment will have a material impact on our consolidated financial statements.
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
Business Objectives
We continue to operate under the direction of FHFA, as our Conservator. The conservatorship and related matters have had a wide-ranging impact on us, including our management, business, financial condition and results of operations. Upon its appointment, FHFA, as Conservator, immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director thereof, with respect to the company and its assets. The Conservator also succeeded to the title to all books, records, and assets of Freddie Mac held by any other legal custodian or third party. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct business operations so that the company can continue to operate in the ordinary course. The directors serve on behalf of, and exercise authority as directed by, the Conservator.
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

186	Freddie Mac

The Conservator continues to determine, and direct the efforts of the Board of Directors and management to address, the strategic direction for the company. While the Conservator has delegated certain authority to management to conduct business operations, many management decisions are subject to review and approval by FHFA and Treasury. In addition, management frequently receives directions from FHFA on various matters involving day-to-day operations.
Our current business objectives reflect direction we have received from the Conservator (including the Conservatorship Scorecards). At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives but may not contribute to our profitability.
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
The Conservator is requiring us to contract our presence in the mortgage market and simplify our operations. The Conservator also stated that it is focusing on retaining value in the business operations of Freddie Mac and Fannie Mae, overseeing remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed.
On February 21, 2012, FHFA sent to Congress a strategic plan for the next phase of the conservatorships of Freddie Mac and Fannie Mae. The plan set forth objectives and steps FHFA is taking or will take to meet FHFA’s obligations as Conservator. FHFA stated that the steps envisioned in the plan are consistent with each of the housing finance reform frameworks set forth in the report delivered by the Administration to Congress in February 2011, as well as with the leading congressional proposals previously introduced. FHFA indicated that the plan leaves open all options for Congress and the Administration regarding the resolution of the conservatorships and the degree of government involvement in supporting the secondary mortgage market in the future.
FHFA’s plan provides lawmakers and the public with an outline of how FHFA, as Conservator, intends to guide Freddie Mac and Fannie Mae over the next few years, and identifies three strategic goals:

•	Build. Build a new infrastructure for the secondary mortgage market.

•	Contract. Gradually contract Freddie Mac's and Fannie Mae’s dominant presence in the marketplace while simplifying and shrinking their operations.

•	Maintain. Maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.
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
There is significant uncertainty as to our future, as the conservatorship has no specified termination date, and it is unknown what changes may occur to our business model during or following conservatorship, including whether we will continue to exist. The then Acting Director of FHFA stated on September 19, 2011 that “it ought to be clear to everyone at this point, given [Freddie Mac and Fannie Mae’s] losses since being placed into conservatorship and the terms of the Treasury’s financial support agreements, that [Freddie Mac and Fannie Mae] will not be able to earn their way back to a condition that allows them to emerge from conservatorship.” The then Acting Director of FHFA stated on November 15, 2011 that “the long-term outlook is that neither [Freddie Mac nor Fannie Mae] will continue to exist, at least in its current form, in the future.” We are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near-term. Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. We have no ability to predict the outcome of these deliberations.
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

187	Freddie Mac

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
The report identifies a number of policy levers that could be used to wind down Freddie Mac and Fannie Mae, shrink the government’s footprint in housing finance, and help bring private investors back to the mortgage market, including increasing guarantee fees, phasing in a 10% down payment requirement, reducing conforming loan limits, and winding down Freddie Mac and Fannie Mae’s investment portfolios, consistent with the senior preferred stock purchase agreements. These recommendations, if implemented, would have a material impact on our business volumes, market share, results of operations, and financial condition.
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
On August 31, 2012, FHFA announced that it had directed Freddie Mac and Fannie Mae to further increase guarantee fees on single-family mortgages by an average of 10 basis points, which was implemented in 2012. In December 2013, FHFA announced a number of additional changes to our (and Fannie Mae's) guarantee fee rates that were scheduled to become effective in March and April of 2014. In January 2014, FHFA announced that it was delaying the implementation of these changes.
Purchase Agreement
Overview
On September 7, 2008, we, through FHFA, in its capacity as Conservator, and Treasury entered into the Purchase Agreement. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, and August 17, 2012. Under the Purchase Agreement, the $200 billion maximum amount of the commitment from Treasury was increased to accommodate the cumulative reduction in our net worth during 2010, 2011 and 2012. The amount of available funding remaining under the Purchase Agreement was $140.5 billion as of December 31, 2013. This amount will be reduced by any future draws.
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
For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as: (a) the total assets of Freddie Mac (excluding Treasury’s commitment and any unfunded amounts thereof), less; (b) our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. The applicable Capital Reserve Amount was $3 billion for 2013, will be $2.4 billion for 2014, and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero. The amounts payable for dividends on the senior preferred stock could be substantial and will have an adverse impact on our financial position and net worth. To the extent we draw on Treasury’s funding commitment, the

188	Freddie Mac

liquidation preference of the senior preferred stock is increased by the amount of funds we receive. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock.
As a result of the net worth sweep dividend provisions of the senior preferred stock, we do not have the authority over the long term to build and retain capital from the earnings generated by our business operations, or return capital to stockholders other than Treasury.
In addition to the issuance of the senior preferred stock and warrant, we are required under the Purchase Agreement to pay a quarterly commitment fee to Treasury. Under the Purchase Agreement, the fee is to be determined in an amount mutually agreed to by us and Treasury with reference to the market value of Treasury’s funding commitment as then in effect. However, pursuant to the August 2012 amendment to the Purchase Agreement, for each quarter commencing January 1, 2013, and for as long as the net worth sweep dividend provisions remain in form and content substantially the same, no periodic commitment fee under the Purchase Agreement will be set, accrue or be payable. Treasury had previously waived the fee for all prior quarters.
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

The covenants generally also apply to our subsidiaries.
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

189	Freddie Mac

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
Warrant Covenants
The warrant we issued to Treasury includes, among others, the following covenants: (a) our SEC filings under the Exchange Act will comply in all material respects as to form with the Exchange Act and the rules and regulations thereunder; (b) without the prior written consent of Treasury, we may not permit any of our significant subsidiaries to issue capital stock or equity securities, or securities convertible into or exchangeable for such securities, or any stock appreciation rights or other profit participation rights to any person other than Freddie Mac or its wholly-owned subsidiaries; (c) we may not take any action that will result in an increase in the par value of our common stock; (d) unless waived or consented to in writing by Treasury, we may not take any action to avoid the observance or performance of the terms of the warrant and we must take all actions necessary or appropriate to protect Treasury’s rights against impairment or dilution; and (e) we must provide Treasury with prior notice of specified actions relating to our common stock, such as setting a record date for a dividend payment, granting subscription or purchase rights, authorizing a recapitalization, reclassification, merger or similar transaction, commencing a liquidation of the company or any other action that would trigger an adjustment in the exercise price or number or amount of shares subject to the warrant.
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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio
The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement, as amended on August 17, 2012, and FHFA regulation, may not exceed $553 billion at December 31, 2013 and was $461 billion at December 31, 2013. The annual 15% reduction in the size of our mortgage-related investments portfolio until it reaches $250 billion is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell

190	Freddie Mac

mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA. The 2013 Conservatorship Scorecard included a goal to reduce the December 31, 2012 mortgage-related investments portfolio balance (exclusive of agency securities, multifamily held-for-sale loans, and single-family loans purchased for cash) by selling 5% of less liquid mortgage-related assets. In November 2013, FHFA announced that we had achieved this scorecard objective.
Government Support for our Business
We receive substantial support from Treasury and FHFA, as our Conservator and regulator, and are dependent upon their continued support in order to continue operating our business. This support includes our ability to access funds from Treasury under the Purchase Agreement, which is critical to: (a) keeping us solvent; (b) allowing us to focus on our primary business objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. At September 30, 2013, our assets exceeded our liabilities under GAAP; therefore FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended December 31, 2013. Since conservatorship began through December 31, 2013, we have paid cash dividends of $71.3 billion to Treasury at the direction of the Conservator.
At December 31, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the fourth quarter of 2013.
See “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS” and “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” for more information on the terms of the conservatorship and the Purchase Agreement.
Housing Finance Agency Initiative
In 2009, we entered into a Memorandum of Understanding with Treasury, FHFA, and Fannie Mae, which sets forth the terms under which Treasury and, as directed by FHFA, we and Fannie Mae, would provide assistance to state and local HFAs so that the HFAs can continue to meet their mission of providing affordable financing for both single-family and multifamily housing. FHFA directed us and Fannie Mae to participate in the HFA initiative on a basis that is consistent with the goals of being commercially reasonable and safe and sound. Treasury’s participation in these assistance initiatives does not affect the amount of funding that Treasury can provide to Freddie Mac under the Purchase Agreement.
The primary initiatives are as follows:

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
Related Parties as a Result of Conservatorship
As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. Except for the transactions with Treasury discussed above in “Business Objectives,” “Government Support for our Business” and “Housing Finance Agency Initiative” as well as in “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS,” and “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT),” no transactions outside of normal business activities have occurred between us and the U.S. government (or any of its related parties) during the years ended December 31, 2013, 2012 and 2011. In addition, we are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business in conservatorship. On October 7, 2013, FHFA announced the formation of Common Securitization Solutions, LLCSM (CSS). CSS is equally-owned by Freddie Mac and Fannie Mae. In connection with the formation of CSS, we entered into a limited liability company agreement with Fannie Mae and anticipate entering into additional agreements with Fannie Mae relating to CSS in the future.

191	Freddie Mac

NOTE 3: VARIABLE INTEREST ENTITIES
We have interests in various entities that are considered to be VIEs, including securitization trusts we use in our securities issuance process. We are required to evaluate VIEs at inception and on an ongoing basis. When we determine that we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the trust on our balance sheets. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” for further information regarding the consolidation of certain VIEs.
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
At both December 31, 2013 and 2012, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.5 trillion, as measured using the UPB of issued PCs. The assets of each PC trust can be used only to settle obligations of that trust. In connection with our PC trusts, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancement. We also have credit protection for certain of our PC trusts that issue PCs backed by loans or certificates of federal agencies (such as FHA, VA, and USDA). See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for additional information regarding third-party credit enhancements related to our PC trusts.
REMICs and Other Structured Securities
REMICs and Other Structured Securities are mortgage-related securities that we issue to third parties. We do not consolidate the trusts that issue these securities unless we hold substantially all of the beneficial interests in the trust and are therefore considered to be the primary beneficiary. We had investments of approximately $3.5 billion and $4.2 billion in UPB, as of December 31, 2013 and 2012, respectively, where we held substantially all the outstanding beneficial interests in the trusts and consolidated them on our balance sheets.
Other Guarantee Transactions
In Other Guarantee Transactions, we issue mortgage-related securities to third parties in exchange for non-Freddie Mac mortgage-related securities. The degree to which our involvement with securitization trusts that issue Other Guarantee Transactions provides us with power to direct the activities that most significantly impact the economic performance of these VIEs (e.g., the ability to direct the servicing of the underlying assets of these entities) and obligation to absorb losses that could potentially be significant to the VIEs varies by transaction. For all Other Guarantee Transactions, our variable interest in these VIEs represents some form of credit guarantee, whether covering all the issued beneficial interests or only the most senior ones. The nature of our credit guarantee typically determines whether we have power to direct the activities that most significantly impact the economic performance of the VIE.
We consolidate Other Guarantee Transactions when our credit guarantee is in a first loss position to absorb credit losses on the underlying assets of these entities as of the reporting date and we also have the ability to direct the servicing of the underlying assets, which is the power to direct the activities that most significantly impact the economic performance of these VIEs. For those Other Guarantee Transactions in which our credit guarantee is not in a first loss position to absorb credit losses on the underlying assets of these entities as of the reporting date (i.e., our credit guarantee is in a secondary loss position), or we do not have the ability to direct the servicing of the underlying assets, we are not the primary beneficiary, and we do not

192	Freddie Mac

consolidate the VIE. Our consolidation determination took into consideration the specific facts and circumstances of our involvement with each of these entities. As a result, we have concluded that we are the primary beneficiary of Other Guarantee Transactions with underlying assets totaling $8.9 billion and $11.0 billion at December 31, 2013 and 2012, respectively.
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

193	Freddie Mac

Table 3.1 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	December 31, 2013
		Mortgage-Related Security Trusts
	Asset-Backed Investment Trusts(1)	Freddie Mac Securities(2)	Non-Freddie Mac Securities(1)	Unsecuritized Multifamily Loans (3)	Other(1)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$—	$6	$—	$8	$58
Investments in securities:
Available-for-sale, at fair value	—	40,659	84,765	—	—
Trading, at fair value	—	9,349	7,414	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	50,306	—
Held-for-sale	—	—	—	8,727	—
Accrued interest receivable	—	232	226	261	7
Other assets	—	833	14	407	477
Liabilities:
Derivative liabilities, net	—	(3)	—	—	(35)
Other liabilities	—	(875)	(2)	(12)	(558)
Maximum Exposure to Loss	$—	$72,072	$92,559	$59,710	$10,415
Total Assets of Non-Consolidated VIEs(4)	$—	$84,731	$506,699	$105,120	$23,707

	December 31, 2012
		Mortgage-Related Security Trusts
	Asset-Backed Investment Trusts(1)	Freddie Mac Securities(2)	Non-Freddie Mac Securities(1)	Unsecuritized Multifamily Loans(3)	Other(1)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$—	$24	$—	$22	$119
Investments in securities:
Available-for-sale, at fair value	—	58,515	110,583	—	—
Trading, at fair value	292	10,354	10,617	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	62,245	—
Held-for-sale	—	—	—	14,238	—
Accrued interest receivable	—	324	350	326	7
Derivative assets, net	—	—	—	—	1
Other assets	—	558	2	381	482
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(40)
Other liabilities	—	(667)	(2)	(29)	(635)
Maximum Exposure to Loss	$292	$51,045	$128,475	$77,213	$10,871
Total Assets of Non-Consolidated VIEs(4)	$10,901	$59,302	$768,704	$130,512	$25,004

(1)
For our involvement with non-consolidated asset-backed investment trusts, non-Freddie Mac security trusts, and certain other VIEs where we do not provide a guarantee, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets, including any unrealized amounts recorded in AOCI for securities classified as available-for-sale. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding our asset-backed investments and non-Freddie Mac securities.

194	Freddie Mac

(2)
Freddie Mac securities include our variable interests in single-family multiclass REMICs and Other Structured Securities, multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions that we do not consolidate. Our maximum exposure to loss includes guaranteed UPB of assets held by the non-consolidated VIEs related to multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions for which we record a guarantee asset (component of Other Assets) and guarantee obligation (component of Other Liabilities) on our consolidated balance sheets. Our maximum exposure to loss excludes most of our investments in single-family multiclass REMICs and Other Structured Securities as we already consolidate most of the collateral of these trusts on our consolidated balance sheets. Our investments in single-family REMICs and Other Structured Securities that are not consolidated do not give rise to any additional exposure to credit loss as we already consolidate the underlying collateral.

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

Mortgage-Related Security Trusts
Freddie Mac Securities
Freddie Mac securities related to our variable interests in non-consolidated VIEs primarily consist of our REMICs and Other Structured Securities and Other Guarantee Transactions. At both December 31, 2013 and 2012, our involvement with most of our REMICS and Other Structured Securities as well as certain Other Guarantee Transactions does not provide us with the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we hold a variable interest in, but are not the primary beneficiary of those securitization trusts. For non-consolidated REMICs and Other Structured Securities and Other Guarantee Transactions, our investments are primarily included in either available-for-sale securities or trading securities on our consolidated balance sheets. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” for additional information on accounting for purchases of securities issued by resecuritization trusts. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.
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
Our investments in these non-Freddie Mac securities at December 31, 2013 were made between 1994 and 2013. We are not generally the primary beneficiary of non-Freddie Mac securities trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. We were not the primary beneficiary of any significant non-Freddie Mac securities trusts as of December 31, 2013 or 2012. At both December 31, 2013 and 2012, our exposure was limited to the amount of our investment. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.
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
We held more than 5,000 and 6,000 unsecuritized multifamily loans at December 31, 2013 and 2012, respectively. The UPB of our investments in these loans was $59.2 billion and $76.6 billion as of December 31, 2013 and 2012, respectively, and was included in unsecuritized held-for-investment mortgage loans, at amortized cost, and held-for-sale mortgage loans at fair value on our consolidated balance sheets. We are not generally the primary beneficiary of the multifamily real estate borrowing entities because the loans we acquire are passive in nature and do not provide us with the power to direct the activities of these entities that most significantly impact their economic performance. However, when a multifamily loan becomes delinquent, we may become the primary beneficiary of the borrowing entity depending upon the structure of this entity and the rights granted to us under the governing legal documents. At both December 31, 2013 and 2012, the amount of unsecuritized multifamily loans for which we could be considered the primary beneficiary of the underlying borrowing entity was not material. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for more information.
Other

195	Freddie Mac

Our involvement with other VIEs primarily includes certain of our other mortgage-related guarantees and other guarantee commitments that we account for as derivatives.
At December 31, 2013 and 2012, we were the primary beneficiary of one and two, respectively, real estate entities that invest in multifamily property, related to credit-enhanced multifamily housing revenue bonds that were not deemed to be material. We were not the primary beneficiary of the remainder of other VIEs because our involvement in these VIEs is passive in nature and does not provide us with the power to direct the activities of the VIEs that most significantly impact their economic performance. See “Table 3.1 — Variable Interests in VIEs for which We are not the Primary Beneficiary” for the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our other variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs.

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
The table below summarizes the types of loans on our consolidated balance sheets as of December 31, 2013 and 2012.
Table 4.1 — Mortgage Loans

	December 31, 2013			December 31, 2012
	Unsecuritized	Held by Consolidated Trusts	Total	Unsecuritized	Held by Consolidated Trusts	Total
	(in millions)
Single-family:(1)
Fixed-rate
Amortizing	$113,597	$1,402,841	$1,516,438	$131,061	$1,356,030	$1,487,091
Interest-only	1,476	4,826	6,302	2,445	8,874	11,319
Total fixed-rate	115,073	1,407,667	1,522,740	133,506	1,364,904	1,498,410
Adjustable-rate
Amortizing	1,935	65,429	67,364	2,630	67,067	69,697
Interest-only	4,576	23,841	28,417	7,323	31,590	38,913
Total adjustable-rate	6,511	89,270	95,781	9,953	98,657	108,610
Other Guarantee Transactions	—	8,431	8,431	—	10,407	10,407
FHA/VA and other governmental	553	3,354	3,907	1,285	3,062	4,347
Total single-family	122,137	1,508,722	1,630,859	144,744	1,477,030	1,621,774
Multifamily:(1)
Fixed-rate	50,701	444	51,145	66,384	448	66,832
Adjustable-rate	8,467	—	8,467	10,182	—	10,182
Other governmental	3	—	3	3	—	3
Total multifamily	59,171	444	59,615	76,569	448	77,017
Total UPB of mortgage loans	181,308	1,509,166	1,690,474	221,313	1,477,478	1,698,791
Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(4,817)	23,745	18,928	(5,376)	23,373	17,997
Fair value adjustments on loans held-for sale(2)	6	—	6	266	—	266
Allowance for loan losses on mortgage loans held-for-investment	(21,612)	(3,006)	(24,618)	(25,788)	(4,919)	(30,707)
Total mortgage loans, net	$154,885	$1,529,905	$1,684,790	$190,415	$1,495,932	$1,686,347
Mortgage loans, net:
Held-for-investment	$146,158	$1,529,905	$1,676,063	$176,177	$1,495,932	$1,672,109
Held-for-sale	8,727	—	8,727	14,238	—	14,238
Total mortgage loans, net	$154,885	$1,529,905	$1,684,790	$190,415	$1,495,932	$1,686,347

(1)	Based on UPB and excluding mortgage loans traded, but not yet settled.

(2)	Consists of fair value adjustments associated with multifamily mortgage loans for which we have made a fair value election.

196	Freddie Mac

During 2013 and 2012, we purchased $412.9 billion and $420.0 billion, respectively, in UPB of single-family mortgage loans, and $1.3 billion and $1.1 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment. Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. During 2013 and 2012, we sold $28.3 billion and $20.8 billion, respectively, of held-for-sale multifamily mortgage loans. See “NOTE 14: FINANCIAL GUARANTEES” for more information on our issuances of Other Guarantee Transactions. We did not have significant reclassifications of mortgage loans into held-for-sale from held-for-investment during 2013.
Credit Quality of Mortgage Loans
We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. A second-lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of both December 31, 2013 and 2012, based on data collected by us at loan delivery, approximately 14% of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first mortgage. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages. For further information about concentrations of risk associated with our single-family and multifamily mortgage loans, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”
The table below presents information on the estimated current LTV ratios of single-family loans on our consolidated balance sheets, all of which are held-for-investment. Our current LTV ratio estimates are based on available data through the end of each respective period presented.
Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio

	As of December 31, 2013				As of December 31, 2012
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	≤ 80	> 80 to 100	> 100(2)	Total	≤ 80	> 80 to 100	> 100(2)	Total
	(in millions)
Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$819,509	$269,110	$124,491	$1,213,110	$699,386	$309,099	$188,048	$1,196,533
15-year amortizing fixed-rate(3)	270,211	19,658	5,748	295,617	249,666	18,473	5,433	273,572
Adjustable-rate(4)	56,208	6,714	1,578	64,500	50,764	10,341	4,845	65,950
Alt-A, interest-only, and option ARM(5)	29,927	21,564	25,089	76,580	27,642	24,030	52,057	103,729
Total single-family loans	$1,175,855	$317,046	$156,906	1,649,807	$1,027,458	$361,943	$250,383	1,639,784
Multifamily loans				50,874				63,032
Total recorded investment of held-for-investment loans				$1,700,681				$1,702,816

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

(2)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with estimated current LTV ratios in excess of 100% was 9.9% and 12.7% as of December 31, 2013 and 2012, respectively.

(3)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of December 31, 2013 and 2012, we have categorized UPB of approximately $43.8 billion and $43.4 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of modification rather than at a subsequent date.

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

197	Freddie Mac

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
Allowance for Loan Losses and Reserve for Guarantee Losses, or Loan Loss Reserves
Our loan loss reserves consist of our: (a) allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets; and (b) reserve for guarantee losses associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments, for which we have incremental credit risk.
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
The table below presents our loan loss reserves activity for the single-family and multifamily loans that we own or guarantee.

198	Freddie Mac

Table 4.3 — Detail of Loan Loss Reserves

	Year Ended December 31,
	2013				2012
	Allowance for Loan Losses		Reserve for Guarantee Losses(1)		Allowance for Loan Losses		Reserve for Guarantee Losses(1)
	Unsecuritized	Held By Consolidated Trusts		Total	Unsecuritized	Held By Consolidated Trusts		Total
	(in millions)
Single-family:
Beginning balance	$25,449	$4,918	$141	$30,508	$30,406	$8,351	$159	$38,916
Provision (benefit) for credit losses	(3,995)	1,790	(42)	(2,247)	(3,186)	5,199	—	2,013
Charge-offs(2)	(8,181)	(804)	(10)	(8,995)	(12,559)	(950)	(11)	(13,520)
Recoveries(3)	3,810	503	—	4,313	2,136	126	—	2,262
Transfers, net(4)	4,404	(3,401)	(4)	999	8,652	(7,808)	(7)	837
Ending balance	$21,487	$3,006	$85	$24,578	$25,449	$4,918	$141	$30,508
Multifamily:
Beginning balance	$339	$1	$42	$382	$506	$—	$39	$545
Provision (benefit) for credit losses	(208)	(1)	(9)	(218)	(132)	—	9	(123)
Charge-offs(2)	(7)	—	—	(7)	(34)	—	(2)	(36)
Recoveries(3)	1	—	—	1	—	—	2	2
Transfers, net(4)	—	—	(7)	(7)	(1)	1	(6)	(6)
Ending balance	$125	$—	$26	$151	$339	$1	$42	$382
Total:
Beginning balance	$25,788	$4,919	$183	$30,890	$30,912	$8,351	$198	$39,461
Provision (benefit) for credit losses	(4,203)	1,789	(51)	(2,465)	(3,318)	5,199	9	1,890
Charge-offs(2)	(8,188)	(804)	(10)	(9,002)	(12,593)	(950)	(13)	(13,556)
Recoveries(3)	3,811	503	—	4,314	2,136	126	2	2,264
Transfers, net(4)	4,404	(3,401)	(11)	992	8,651	(7,807)	(13)	831
Ending balance	$21,612	$3,006	$111	$24,729	$25,788	$4,919	$183	$30,890
Total loan loss reserve as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities				1.37%				1.71%

(1)
Loans associated with our reserve for guarantee losses are those loans that underlie our non-consolidated securitization trusts and other guarantee commitments and are evaluated for impairment on a collective basis. Our reserve for guarantee losses is included in other liabilities on our consolidated balance sheets.

(2)
Charge-offs represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet principally due to either foreclosure transfers or short sales. Charge-offs exclude $252 million and $308 million for the years ended December 31, 2013 and 2012, respectively, related to: (a) amounts recorded as losses on loans purchased within other expenses on our consolidated statements of comprehensive income, which relate to certain loans purchased under financial guarantees; or (b) cumulative fair value losses recognized through the date of foreclosure for Multifamily loans which we elected to carry at fair value at the time of our purchase. We record charge-offs and recoveries on loans held by consolidated trusts when a loss event (such as a foreclosure transfer or foreclosure alternative) occurs on a loan while it remains in a consolidated trust.

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

(4)
For the years ended December 31, 2013 and 2012, consists of: (a) approximately $3.4 billion and $7.8 billion, respectively, of reclassified single-family reserves related to our removal of loans previously held by consolidated trusts; and (b) approximately $1.0 billion and $0.8 billion, respectively, attributable to capitalization of past due interest on modified mortgage loans.

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.

199	Freddie Mac

Table 4.4 — Net Investment in Mortgage Loans

	December 31, 2013			December 31, 2012
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)
Recorded investment:
Collectively evaluated	$1,551,667	$49,598	$1,601,265	$1,550,493	$60,836	$1,611,329
Individually evaluated	98,140	1,276	99,416	89,291	2,196	91,487
Total recorded investment	1,649,807	50,874	1,700,681	1,639,784	63,032	1,702,816
Ending balance of the allowance for loan losses:
Collectively evaluated	(5,939)	(45)	(5,984)	(12,432)	(135)	(12,567)
Individually evaluated	(18,554)	(80)	(18,634)	(17,935)	(205)	(18,140)
Total ending balance of the allowance	(24,493)	(125)	(24,618)	(30,367)	(340)	(30,707)
Net investment in mortgage loans	$1,625,314	$50,749	$1,676,063	$1,609,417	$62,692	$1,672,109
A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment while substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 12.9% and 12.8% of the recorded investment in such loans at December 31, 2013 and 2012, respectively. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.2% and 0.3% of the recorded investment in such loans as of December 31, 2013 and 2012, respectively.
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

200	Freddie Mac

Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(in millions)
Single-family:
Primary mortgage insurance	$203,470	$188,419	$50,823	$46,685
Risk transfer transactions(3)	56,903	—	1,183	—
Lender recourse and indemnifications	7,119	7,875	6,726	7,718
Pool insurance(4)	4,683	7,307	1,186	1,355
HFA indemnification(5)	4,051	6,270	3,323	3,323
Subordination(6)	2,644	2,960	399	503
Other credit enhancements	38	62	38	62
Total	$278,908	$212,893	$63,678	$59,646
Multifamily:
K Certificates(7)	$59,326	$36,732	$10,601	$6,256
Subordination(6)	4,435	3,817	756	442
HFA indemnification(5)	905	1,112	699	699
Other credit enhancements	6,666	7,235	1,834	2,263
Total	$71,332	$48,896	$13,890	$9,660

(1)
Includes the credit protection associated with unsecuritized mortgage loans, loans held by our consolidated trusts as well as our non-consolidated mortgage guarantees and excludes FHA/VA and other governmental loans. Except for subordination coverage, these amounts exclude credit protection associated with $11.5 billion and $13.8 billion in UPB of single-family loans underlying Other Guarantee Transactions as of December 31, 2013 and 2012, respectively, for which the information was not available. Also excludes repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards.

(2)
Except for subordination and K Certificates, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements. For subordination and K Certificates coverage, this represents the UPB of the securities that are subordinate to our guarantee, which could provide protection by absorbing first losses.

(3)
Represents: (a) STACR debt note transactions in which we issue and sell debt securities, the principal balance of which is subject to the credit and prepayment risk of a reference pool of single-family mortgage loans owned or guaranteed by Freddie Mac; and (b) a transaction in which we purchased an insurance policy on a portion of the mezzanine loss position that was not issued in one of the STACR debt note transactions. UPB amounts presented represent the UPB of the loans in the reference pool. Maximum coverage amounts presented represent the outstanding balance of the debt securities held by third parties as well as the remaining aggregate limit of insurance purchased from a third party.

(4)
Maximum coverage amounts presented have been limited to the UPB at period end. Excludes approximately $1.8 billion and $3.3 billion in UPB at December 31, 2013 and 2012, respectively, where the related loans are also covered by primary mortgage insurance.

(5)
Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds related to the HFA initiative, under which Treasury bears initial losses on these securities up to 35% of the original UPB issued under the HFA initiative on a combined program-wide basis. Treasury will also bear losses of unpaid interest.

(6)
Represents Freddie Mac issued mortgage-related securities with subordination protection, excluding multifamily K Certificates and those securities backed by state and local HFA bonds related to the HFA initiative. Excludes mortgage-related securities where subordination coverage was exhausted. Maximum coverage amounts are limited to the UPB.

(7)	Represents multifamily K Certificates with subordination protection.
Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is provided on a loan-level basis. Pool insurance contracts provide insurance on a group of mortgage loans up to a stated aggregate loss limit. We have not purchased pool insurance on single-family loans since March 2008. During 2013 and 2012, we also reached the maximum limit of recovery on certain pool insurance contracts. For information about counterparty risk associated with mortgage insurers, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers.”
We executed two structured agency credit risk (STACR) debt note transactions during 2013 in which we issued unsecured debt securities that reduce our exposure to credit risk. In a STACR debt note transaction, we create a reference pool consisting of a large group of recently acquired single-family mortgage loans. We then create a hypothetical securitization structure with notional credit risk positions, or tranches (e.g., first loss, mezzanine, and senior). We issue STACR debt notes that relate to the mezzanine tranches, though the notes are not backed or collateralized by mortgage loans in the reference pool. The principal balance of the STACR debt notes is reduced when certain specified credit events (such as a loan becoming 180 days delinquent) occur on the loans in the reference pool. In turn, this may reduce the total amount of payments we ultimately make on the STACR debt notes.
We also have credit enhancements protecting our multifamily mortgage portfolio. Subordination, primarily through our K Certificates, is the most prevalent type, whereby we mitigate our credit risk exposure by structuring our securities to sell the expected credit risk to private investors who purchase the subordinate tranches.

201	Freddie Mac

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $3.9 billion and $4.3 billion as of December 31, 2013 and 2012, respectively.
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
Table 5.1 — Individually Impaired Loans

	Balance at December 31, 2013				For The Year Ended December 31, 2013
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate(3)	$5,927	$3,355	$—	$3,355	$3,370	$394	$34
15-year amortizing fixed-rate(3)	62	34	—	34	31	6	1
Adjustable rate(4)	19	13	—	13	13	1	—
Alt-A, interest-only, and option ARM(5)	1,758	1,038	—	1,038	978	72	6
Total with no specific allowance recorded	7,766	4,440	—	4,440	4,392	473	41
With specific allowance recorded:(6)
20 and 30-year or more, amortizing fixed-rate(3)	75,633	74,554	(14,431)	60,123	69,922	2,127	282
15-year amortizing fixed-rate(3)	1,324	1,324	(43)	1,281	1,109	50	11
Adjustable rate(4)	967	962	(84)	878	855	22	6
Alt-A, interest-only, and option ARM(5)	17,210	16,860	(3,996)	12,864	16,526	369	69
Total with specific allowance recorded	95,134	93,700	(18,554)	75,146	88,412	2,568	368
Combined single-family:
20 and 30-year or more, amortizing fixed-rate(3)	81,560	77,909	(14,431)	63,478	73,292	2,521	316
15-year amortizing fixed-rate(3)	1,386	1,358	(43)	1,315	1,140	56	12
Adjustable rate(4)	986	975	(84)	891	868	23	6
Alt-A, interest-only, and option ARM(5)	18,968	17,898	(3,996)	13,902	17,504	441	75
Total single-family(7)	$102,900	$98,140	$(18,554)	$79,586	$92,804	$3,041	$409
Multifamily —
With no specific allowance recorded(8)	$694	$681	$—	$681	$1,108	$48	$20
With specific allowance recorded	608	595	(80)	515	891	41	31
Total multifamily	$1,302	$1,276	$(80)	$1,196	$1,999	$89	$51
Total single-family and multifamily	$104,202	$99,416	$(18,634)	$80,782	$94,803	$3,130	$460

202	Freddie Mac

	Balance at December 31, 2012				For The Year Ended December 31, 2012
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate(3)	$6,582	$3,236	$—	$3,236	$3,136	$339	$46
15-year amortizing fixed-rate(3)	64	30	—	30	25	6	1
Adjustable rate(4)	19	12	—	12	7	—	—
Alt-A, interest-only, and option ARM(5)	1,799	857	—	857	847	63	11
Total with no specific allowance recorded	8,464	4,135	—	4,135	4,015	408	58
With specific allowance recorded:(6)
20 and 30-year or more, amortizing fixed-rate(3)	67,473	66,501	(13,522)	52,979	55,431	1,632	279
15-year amortizing fixed-rate(3)	1,134	1,125	(55)	1,070	714	31	8
Adjustable rate(4)	883	874	(107)	767	558	14	5
Alt-A, interest-only, and option ARM(5)	16,946	16,656	(4,251)	12,405	14,278	326	82
Total with specific allowance recorded	86,436	85,156	(17,935)	67,221	70,981	2,003	374
Combined single-family:
20 and 30-year or more, amortizing fixed-rate(3)	74,055	69,737	(13,522)	56,215	58,567	1,971	325
15-year amortizing fixed-rate(3)	1,198	1,155	(55)	1,100	739	37	9
Adjustable rate (4)	902	886	(107)	779	565	14	5
Alt-A, interest-only, and option ARM(5)	18,745	17,513	(4,251)	13,262	15,125	389	93
Total single-family(7)	$94,900	$89,291	$(17,935)	$71,356	$74,996	$2,411	$432
Multifamily —
With no specific allowance recorded(8)	$978	$966	$—	$966	$1,420	$61	$37
With specific allowance recorded	1,248	1,230	(205)	1,025	1,470	68	51
Total multifamily	$2,226	$2,196	$(205)	$1,991	$2,890	$129	$88
Total single-family and multifamily	$97,126	$91,487	$(18,140)	$73,347	$77,886	$2,540	$520

(1)	Consists of income recognized during the period related to loans categorized as non-accrual.

(2)
Individually impaired loans with no specific related valuation allowance primarily represent mortgage loans removed from PC pools and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.

(3)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio.”

(4)	Includes balloon/reset mortgage loans and excludes option ARMs.

(5)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio.”

(6)	Consists primarily of mortgage loans classified as TDRs.

(7)
As of December 31, 2013 and 2012 includes $95.1 billion and $86.4 billion, respectively, of UPB associated with loans for which we have recorded a specific allowance, and $7.8 billion and $8.5 billion, respectively, of UPB associated with loans that have no specific allowance recorded. See endnote (2) for additional information.

(8)
Individually impaired multifamily loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

Interest income foregone on individually impaired loans was $2.7 billion, $2.3 billion and $1.6 billion for the years ended December 31, 2013, 2012 and 2011 respectively.
Mortgage Loan Performance
We do not accrue interest on loans three months or more past due.
The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.

203	Freddie Mac

Table 5.2 — Payment Status of Mortgage Loans(1)

	December 31, 2013
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,157,057	$19,743	$6,675	$29,635	$1,213,110	$29,620
15-year amortizing fixed-rate(2)	293,286	1,196	271	864	295,617	863
Adjustable-rate(3)	62,987	495	147	871	64,500	871
Alt-A, interest-only, and option ARM(4)	62,356	2,898	1,157	10,169	76,580	10,162
Total single-family	1,575,686	24,332	8,250	41,539	1,649,807	41,516
Total multifamily	50,827	—	21	26	50,874	627
Total single-family and multifamily	$1,626,513	$24,332	$8,271	$41,565	$1,700,681	$42,143

	December 31, 2012
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,125,996	$21,509	$8,051	$40,977	$1,196,533	$40,833
15-year amortizing fixed-rate(2)	270,730	1,320	338	1,184	273,572	1,177
Adjustable-rate(3)	63,736	614	212	1,388	65,950	1,383
Alt-A, interest-only, and option ARM(4)	82,438	3,439	1,582	16,270	103,729	16,237
Total single-family	1,542,900	26,882	10,183	59,819	1,639,784	59,630
Total multifamily	63,000	—	2	30	63,032	1,457
Total single-family and multifamily	$1,605,900	$26,882	$10,185	$59,849	$1,702,816	$61,087

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
We have the option under our PC agreements to remove mortgage loans that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more. As of December 31, 2013, there were $1.1 billion in UPB of loans underlying our PCs that were 120 days or more delinquent, and that met our criteria for removing the loan from the PC trust. Generally, we remove these delinquent loans from the PC trust, and thereby extinguish the related PC debt at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.
When we remove mortgage loans from PC trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We removed $18.2 billion and $29.6 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other guarantee commitments) during the years ended December 31, 2013 and 2012.
The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

204	Freddie Mac

 Table 5.3 — Delinquency Rates

	December 31, 2013	December 31, 2012
Single-family:(1)
Non-credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	1.99%	2.62%
Total number of seriously delinquent loans	183,822	244,533
Credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	4.34%	6.83%
Total number of seriously delinquent loans	56,794	90,747
Other Guarantee Transactions:(2)
Serious delinquency rate	10.91%	10.60%
Total number of seriously delinquent loans	14,709	17,580
Total single-family:
Serious delinquency rate	2.39%	3.25%
Total number of seriously delinquent loans	255,325	352,860
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	0.07%	0.10%
UPB of delinquent loans (in millions)	$46	$76
Credit-enhanced portfolio:
Delinquency rate	0.11%	0.36%
UPB of delinquent loans (in millions)	$75	$172
Total Multifamily:
Delinquency rate	0.09%	0.19%
UPB of delinquent loans (in millions)	$121	$248

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

(3)
Multifamily delinquency performance is based on UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure and includes multifamily Other Guarantee Transactions (e.g., K Certificates). Excludes mortgage loans that have been modified as long as the borrower is less than two monthly payments past due under the modified contractual terms.

We continue to implement a number of initiatives to refinance and modify loans, including the MHA Program and the servicing alignment initiative. Our implementation of the MHA Program, for our loans, includes the following: (a) an initiative to allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for the loan (i.e., our relief refinance mortgage, which is our implementation of HARP); (b) an initiative to modify mortgages for both homeowners who are in default and those who are at risk of imminent default (i.e., HAMP); and (c) an initiative designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales or to complete a deed in lieu of foreclosure transaction. As part of accomplishing certain of these initiatives, we pay various incentives to servicers and borrowers. We bear the full costs associated with these loan workout and foreclosure alternatives on mortgages that we own or guarantee, including the cost of any monthly payment reductions, and do not receive any reimbursement from Treasury.
Troubled Debt Restructurings
Single-Family TDRs
We require our single-family servicers to contact borrowers who are in default and to evaluate loan workout options in accordance with our requirements. We establish guidelines for our servicers to follow and provide them default management programs designed to help them manage non-performing loans more effectively and to assist borrowers in maintaining home ownership where possible, or facilitate foreclosure alternatives when continued homeownership is not an option. We require our single-family servicers to first evaluate problem loans for a repayment or forbearance plan before considering modification. If a borrower is not eligible for a modification, our seller/servicers pursue other workout options before considering foreclosure. We receive information related to loan workouts, such as completed modifications and loans in a modification trial period, and other alternatives to foreclosure from our servicers at the loan level on at least a monthly basis. For loans in a modification trial period, we do not receive the terms of the expected completed modification until the modification is completed. For these loans, we only receive notification that they are in a modification trial period. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for more detail.

205	Freddie Mac

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
For HAMP loan modifications, our servicers typically obtain information on income, assets, and other borrower obligations to consider eligibility for modification and determine modified loan terms. Under HAMP, the goal of a single-family loan modification is to reduce the borrower’s monthly mortgage payments to a specified percentage of the borrower’s gross monthly income, which may be achieved through a combination of methods, including: (a) interest rate reduction; (b) term extension; and (c) principal forbearance. Principal forbearance is when a portion of the principal is made non-interest-bearing and non-amortizing, but this does not represent principal forgiveness. Although HAMP contemplates that some servicers will also make use of principal forgiveness to achieve reduced payments for borrowers, we have only used forbearance of principal and have not used principal forgiveness in modifying our loans.
We implemented a non-HAMP standard loan modification initiative in late 2011, which replaced our previous non-HAMP modification initiative beginning January 1, 2012. Our HAMP and non-HAMP modification initiatives are available for borrowers experiencing what is generally expected to be a longer-term financial hardship. In July 2013, we implemented a streamlined (non-HAMP) modification initiative, which provides an additional modification opportunity to certain borrowers, and it is scheduled to end in December 2015. The modification that borrowers receive under this initiative will have the same mortgage terms as our non-HAMP standard modification. Borrowers are not required to apply for assistance or provide income or hardship documentation for this type of modification.
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
During 2013 approximately 56% of completed single-family loan modifications that were classified as TDRs involved interest rate reductions and term extensions and approximately 36% involved principal forbearance in addition to interest rate reductions and term extensions. During 2013, the average term extension was 161 months and the average interest rate reduction was 2.2% on completed single-family loan modifications classified as TDRs.
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
TDR Activity and Performance
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the year ended December 31, 2013 and 2012, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

206	Freddie Mac

Table 5.4 — TDR Activity, by Segment

	Year Ended December 31, 2013		Year Ended December 31, 2012
	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment
	(dollars in millions)
Single-family(1)
20 and 30-year or more, amortizing fixed-rate(2)	101,538	$16,014	177,930	$27,076
15-year amortizing fixed-rate	11,671	825	17,549	1,176
Adjustable-rate(3)	3,604	574	6,496	977
Alt-A, interest-only, and option ARM(4)	17,770	3,941	35,012	7,834
Total Single-family	134,583	21,354	236,987	37,063
Multifamily	8	98	20	202
Total	134,591	$21,452	237,007	$37,265

(1)
The pre-TDR recorded investment for single-family loans initially classified as TDR during the years ended December 31, 2013 and 2012, was $21.2 billion and $37.0 billion, respectively. During the third quarter of 2012, we changed the treatment of single-family loans discharged in Chapter 7 bankruptcy to classify these loans as TDRs, regardless of the borrowers’ payment status and when the loans were not already classified as TDRs for other reasons. As a result, the 2012 period reflects the initial classification of such loans as TDRs.

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
The table below presents the volume of payment defaults (i.e., loans that became two months delinquent or completed a loss event) of our TDR modifications based on the original category of the loan before modification and excludes loans subject to other loss mitigation activity that were classified as TDRs during the period. Substantially all of our completed single-family loan modifications classified as a TDR during 2013 resulted in a modified loan with a fixed interest rate.
Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Year Ended December 31, 2013		Year Ended December 31, 2012
	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)
	(dollars in millions)
Single-family
20 and 30-year or more, amortizing fixed-rate(3)	14,964	$2,766	15,718	$2,905
15-year amortizing fixed-rate	471	52	716	73
Adjustable-rate	237	50	331	71
Alt-A, interest-only, and option ARM(4)	2,256	587	3,042	805
Total single-family	17,928	$3,455	19,807	$3,854
Multifamily	—	$—	6	$82

207	Freddie Mac

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
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During the years ended December 31, 2013 and 2012, 8,473 and 5,220 of such loans, respectively, with a post-TDR recorded investment of $1.4 billion and $0.9 billion, respectively, experienced a payment default.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During the years ended December 31, 2013 and 2012, 17,225 and 9,390, respectively, of such loans (with a post-TDR recorded investment of $2.8 billion and $1.5 billion, respectively) experienced a payment default.
NOTE 6: REAL ESTATE OWNED
We obtain REO properties: (a) when we are the highest bidder at foreclosure sales of properties that collateralize non-performing single-family and multifamily mortgage loans owned by us; or (b) when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process (i.e., deed in lieu of foreclosure). Upon acquiring single-family properties, we establish a marketing plan to sell the property as soon as practicable by determining an estimated market value and listing it for sale with a real estate broker. Upon acquiring multifamily properties, we may operate them using third-party property management firms for a period to stabilize value and then sell the properties through commercial real estate brokers. However, certain jurisdictions require a period of time after foreclosure during which the borrower may reclaim the property. During the period when the borrower may reclaim the property, or we are completing the eviction process, we are not able to market the property and this extends our holding period for these properties. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a discussion of our significant accounting policies for REO.
The table below provides a summary of the change in the carrying value of our combined single-family and multifamily REO balances. For the periods presented in the table below, the weighted average holding period for our disposed properties was less than one year.
Table 6.1 — REO

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Beginning balance — REO	$4,407	$5,827	$7,368
Additions	6,498	7,029	8,970
Dispositions	(6,303)	(8,449)	(10,511)
Ending balance — REO	4,602	4,407	5,827
Beginning balance, valuation allowance	(29)	(147)	(300)
Change in valuation allowance	(22)	118	153
Ending balance, valuation allowance	(51)	(29)	(147)
Ending balance — REO, net	$4,551	$4,378	$5,680

The REO balance, net at December 31, 2013 and 2012 associated with single-family properties was $4.5 billion and $4.3 billion, respectively, and the balance associated with multifamily properties was $10 million and $64 million, respectively. The Southeast region represented approximately 34% and 29% of our single-family REO additions during 2013 and 2012, respectively, based on the number of properties, and the North Central region represented approximately 29% and 33% of our single-family REO additions during these periods. Our single-family REO inventory consisted of 47,307 properties and 49,071 properties at December 31, 2013 and 2012, respectively. In recent years, the foreclosure process has been significantly slowed in many geographical areas, particularly in states that require a judicial foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about regional concentrations in our portfolio.
Our REO operations expenses include: (a) REO property expenses; (b) net gains or losses incurred on disposition of REO properties; (c) adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell; and (d) recoveries from insurance and other credit enhancements.

208	Freddie Mac

An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. Excluding holding period valuation adjustments and recoveries, we recognized gains (losses) of $761 million, $693 million, and $(165) million on REO dispositions during 2013, 2012, and 2011 respectively. We increased (decreased) our valuation allowance for properties in our REO inventory by $58 million, $(7) million, and $304 million in 2013, 2012, and 2011, respectively.
REO property acquisitions that result from extinguishment of our mortgage loans held on our consolidated balance sheets are treated as non-cash transfers. The amount of non-cash acquisitions of REO properties during the years ended December 31, 2013, 2012, and 2011 was $6.1 billion, $6.8 billion, and $8.7 billion, respectively.
NOTE 7: INVESTMENTS IN SECURITIES
The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At December 31, 2013 and 2012, all available-for-sale securities are mortgage-related securities.
Table 7.1 — Available-For-Sale Securities

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$39,001	$1,847	$(189)	$40,659
Fannie Mae	10,140	660	(3)	10,797
Ginnie Mae	149	18	—	167
CMBS	29,151	1,524	(337)	30,338
Subprime	29,897	382	(2,780)	27,499
Option ARM	6,617	338	(381)	6,574
Alt-A and other	8,322	526	(142)	8,706
Obligations of states and political subdivisions	3,533	23	(61)	3,495
Manufactured housing	629	61	(6)	684
Total available-for-sale securities	$127,439	$5,379	$(3,899)	$128,919

December 31, 2012
Available-for-sale securities:
Freddie Mac	$53,965	$4,602	$(52)	$58,515
Fannie Mae	14,183	1,099	(2)	15,280
Ginnie Mae	183	26	—	209
CMBS	47,606	3,882	(181)	51,307
Subprime	35,503	83	(9,129)	26,457
Option ARM	7,454	48	(1,785)	5,717
Alt-A and other	11,861	244	(1,201)	10,904
Obligations of states and political subdivisions	5,647	154	(3)	5,798
Manufactured housing	716	24	(31)	709
Total available-for-sale securities	$177,118	$10,162	$(12,384)	$174,896
Available-For-Sale Securities in a Gross Unrealized Loss Position
The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater, including the non-credit-related portion of other-than-temporary impairments, which have been recognized in AOCI.

209	Freddie Mac

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
December 31, 2013	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$7,957	$—	$(144)	$(144)	$649	$—	$(45)	$(45)	$8,606	$—	$(189)	$(189)
Fannie Mae	248	—	(2)	(2)	19	—	(1)	(1)	267	—	(3)	(3)
CMBS	1,147	(7)	(78)	(85)	1,992	(16)	(236)	(252)	3,139	(23)	(314)	(337)
Subprime	472	(19)	—	(19)	19,103	(2,448)	(313)	(2,761)	19,575	(2,467)	(313)	(2,780)
Option ARM	77	(2)	—	(2)	2,608	(374)	(5)	(379)	2,685	(376)	(5)	(381)
Alt-A and other	262	(5)	—	(5)	1,854	(113)	(24)	(137)	2,116	(118)	(24)	(142)
Obligations of states and political subdivisions	1,885	(7)	(49)	(56)	24	—	(5)	(5)	1,909	(7)	(54)	(61)
Manufactured housing	—	—	—	—	65	(4)	(2)	(6)	65	(4)	(2)	(6)
Total available-for-sale securities in a gross unrealized loss position	$12,048	$(40)	$(273)	$(313)	$26,314	$(2,955)	$(631)	$(3,586)	$38,362	$(2,995)	$(904)	$(3,899)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
December 31, 2012	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$1,811	$—	$(25)	$(25)	$1,872	$—	$(27)	$(27)	$3,683	$—	$(52)	$(52)
Fannie Mae	170	—	—	—	55	—	(2)	(2)	225	—	(2)	(2)
CMBS	340	—	(3)	(3)	3,425	(22)	(156)	(178)	3,765	(22)	(159)	(181)
Subprime	298	(23)	—	(23)	25,676	(7,830)	(1,276)	(9,106)	25,974	(7,853)	(1,276)	(9,129)
Option ARM	82	(3)	—	(3)	5,182	(1,759)	(23)	(1,782)	5,264	(1,762)	(23)	(1,785)
Alt-A and other	50	(4)	—	(4)	7,938	(961)	(236)	(1,197)	7,988	(965)	(236)	(1,201)
Obligations of states and political subdivisions	37	—	(1)	(1)	45	—	(2)	(2)	82	—	(3)	(3)
Manufactured housing	46	—	—	—	222	(26)	(5)	(31)	268	(26)	(5)	(31)
Total available-for-sale securities in a gross unrealized loss position	$2,834	$(30)	$(29)	$(59)	$44,415	$(10,598)	$(1,727)	$(12,325)	$47,249	$(10,628)	$(1,756)	$(12,384)

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.
At December 31, 2013, total gross unrealized losses on available-for-sale securities were $3.9 billion. The gross unrealized losses relate to 994 individual lots representing 956 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.
Impairment Recognition on Investments in Securities
We recognize impairment losses on available-for-sale securities within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary. For information regarding our evaluation of our available-for-sale securities for impairment, see "NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities."

210	Freddie Mac

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

•
the use of a third-party model for single-family non-agency mortgage-related securities that considers the credit performance of the underlying collateral, including current LTV ratio, delinquency status, servicer performance, loan modification terms and status, and borrower credit information. The model also incorporates assumptions about the economic environment, including future home prices, unemployment, and interest rates to project underlying collateral prepayment speeds, default rates, loss severities, and delinquency rates. Our estimation approach for CMBS includes the use of a separate third-party model that utilizes underlying collateral performance, current and expected credit enhancements, and incorporates assumptions about the underlying collateral cash flows; and

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
As noted in “Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings,” our net impairment on available-for-sale securities during 2013 includes certain securities that we have the intent to sell prior to the recovery of the unrealized loss. In cases where we have the intent to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost, the security’s entire decline in fair value would be deemed to be other-than-temporary and is recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings. For the remaining available-for-sale securities in an unrealized loss position at December 31, 2013, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.
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
We hold these investments in securities that are in an unrealized loss position at least to recovery and typically to maturity. As the principal and interest on these securities are guaranteed and we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before a recovery of the securities' amortized cost basis, we consider these unrealized losses to be temporary.
Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans
We believe the unrealized losses on the non-agency mortgage-related securities we hold are a result of poor underlying collateral performance, limited liquidity, and risk premiums. Our review of the securities backed by subprime, option ARM, and Alt-A and other loans includes the third-party loan level default modeling and analyses of the individual securities based on underlying collateral performance, including the collectability of amounts from bond insurers. In evaluating collectability from bond insurers, we consider factors that affect both the bond insurers’ financial performance and ability to pay their obligations. We consider loan level information including estimated current LTV ratios, FICO scores, and other loan level characteristics. For additional information regarding bond insurers, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers.”
The table below presents the modeled attributes, including default rates, prepayment rates, and severities, without regard to subordination, that are used to determine whether our interests in certain available-for-sale non-agency mortgage-related securities will experience a cash shortfall.

211	Freddie Mac

Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	December 31, 2013
			Alt-A(1)
	Subprime First Lien(2)	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)
Issuance Date
2004 and prior:
UPB	$896	$49	$498	$336	$342
Weighted average collateral defaults(3)	37%	23%	13%	31%	19%
Weighted average collateral severities(4)	58%	46%	47%	43%	37%
Weighted average voluntary prepayment rates(5)	7%	8%	11%	7%	8%
Average credit enhancements(6)	38%	4%	15%	15%	12%
2005:
UPB	$3,687	$2,221	$714	$591	$3,068
Weighted average collateral defaults(3)	46%	34%	20%	40%	24%
Weighted average collateral severities(4)	60%	51%	46%	48%	41%
Weighted average voluntary prepayment rates(5)	4%	7%	9%	7%	9%
Average credit enhancements(6)	46%	3%	—%	21%	2%
2006:
UPB	$16,547	$4,870	$397	$846	$907
Weighted average collateral defaults(3)	54%	44%	28%	47%	26%
Weighted average collateral severities(4)	61%	53%	47%	53%	40%
Weighted average voluntary prepayment rates(5)	2%	6%	8%	6%	10%
Average credit enhancements(6)	5%	(5)%	—%	(9)%	(3)%
2007:
UPB	$18,287	$3,286	$138	$1,085	$225
Weighted average collateral defaults(3)	53%	44%	47%	46%	43%
Weighted average collateral severities(4)	61%	52%	52%	52%	48%
Weighted average voluntary prepayment rates(5)	2%	6%	6%	6%	7%
Average credit enhancements(6)	4%	4%	(1)%	(20)%	—%
Total:
UPB	$39,417	$10,426	$1,747	$2,858	$4,542
Weighted average collateral defaults(3)	52%	42%	22%	43%	25%
Weighted average collateral severities(4)	61%	52%	47%	51%	41%
Weighted average voluntary prepayment rates(5)	2%	6%	9%	6%	9%
Average credit enhancements(6)	9%	—%	4%	(4)%	1%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which primarily consist of securities backed by home equity lines of credit.

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

(6)
Positive values reflect the amount of subordination and other financial support (excluding credit enhancement provided by bond insurance) that will incur losses in the securitization structure before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own; divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Negative values are shown when unallocated collateral losses will be allocated to the securities that we own in excess of current remaining credit enhancement, if any. The unallocated collateral losses have been considered in our assessment of other-than-temporary impairment.

In evaluating the non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans for other-than-temporary impairment, we noted that the percentage of securities that were AAA-rated and the percentage that were investment grade declined significantly since acquisition. While these ratings have declined, the ratings themselves are not determinative that a loss is more or less likely. While we may consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more comprehensive view of the ultimate collectability of contractual amounts due to us.
Our analysis is subject to change as new information regarding delinquencies, severities, loss timing, prepayments, and other factors becomes available. While it is possible that, under certain conditions, collateral losses on our remaining available-

212	Freddie Mac

for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2013.
Commercial Mortgage-Backed Securities
CMBS are exposed to stresses in the commercial real estate market. We use an external model to identify securities that may have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. While it is possible that, under certain conditions, collateral losses on our CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2013.
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
Bond Insurance
We rely on bond insurance to provide credit protection on some of our non-agency mortgage-related securities. Circumstances in which: (a) it is expected that a principal and interest shortfall will occur; and (b) there is substantial uncertainty surrounding a bond insurer’s ability to pay all future claims can give rise to recognition of other-than-temporary impairment recognized in earnings. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.
Other-Than-Temporary Impairments on Available-for-Sale Securities
The table below summarizes our net impairment of available-for-sale securities recognized in earnings by security type.
Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Net Impairment of Available-For-Sale Securities Recognized in Earnings For the Year Ended December 31,
	2013	2012	2011
		(in millions)
Available-for-sale securities:(1)
CMBS	$(14)	$(138)	$(353)
Subprime	(1,258)	(1,274)	(1,315)
Option ARM	(58)	(556)	(424)
Alt-A and other	(179)	(196)	(198)
Manufactured housing	(1)	(4)	(11)
Total net impairment of available-for-sale securities recognized in earnings	$(1,510)	$(2,168)	$(2,301)

(1)
Includes $568 million, $0 million, and $181 million of other-than-temporary impairments recognized in earnings for the years ended December 31, 2013, 2012, and 2011, respectively, as we had the intent to sell the related securities before recovery of their amortized cost basis.

The table below presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss has been recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash flows at the time of impairment, including the estimated proceeds from bond insurance, and the amortized cost basis of the security prior to considering credit losses. The beginning balances represent the other-than-temporary impairment credit loss components related to available-for-sale securities for which other-than-temporary impairment occurred prior to January 1, 2013 and January 1, 2012, respectively, but will not be realized until the securities are sold, written off, or mature. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is: (a) the first time the debt security was credit-impaired; or (b) not the first time the debt security was credit-impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced by the amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security.

213	Freddie Mac

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

	Year Ended December 31,
	2013	2012
	(in millions)
Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$16,745	$15,988
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	46	141
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	896	2,027
Reductions:
Amounts related to securities which were sold, written off, or matured	(1,193)	(1,289)
Amounts for which we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(1,536)	(15)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(495)	(107)
Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings(1)	$14,463	$16,745

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
Realized Gains and Losses on Sales of Available-For-Sale Securities
The table below illustrates the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Gross realized gains
Mortgage-related securities:
Freddie Mac	$547	$34	$77
Fannie Mae	17	14	14
CMBS	1,301	82	37
Option ARM	1	3	—
Alt-A and other	70	—	—
Obligations of states and political subdivisions	13	19	11
Subprime	1	—	—
Total mortgage-related securities gross realized gains	1,950	152	139
Gross realized gains	1,950	152	139
Gross realized losses
Mortgage related securities:(1)
Freddie Mac	(25)	—	—
CMBS	—	—	(81)
Option ARM	(4)	—	—
Alt-A and other	(19)	—	—
Subprime	(3)	—	—
Total mortgage-related securities gross realized losses	(51)	—	(81)
Gross realized losses	(51)	—	(81)
Net realized gains (losses)	$1,899	$152	$58

(1)
The individual sales do not change our conclusion, at period end, that we do not intend to sell our remaining mortgage-related available-for-sale securities that are in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses.

Maturities of Available-For-Sale Securities
The table below summarizes the remaining contractual maturities of available-for-sale securities.

214	Freddie Mac

Table 7.7 — Maturities of Available-For-Sale Securities(1)

	As of December 31, 2013
					After One Year Through		After Five Years
	Total	Total	One Year or Less		Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(dollars in millions)
Available-for-sale securities:
Freddie Mac	$39,001	$40,659	$4	$4	$570	$599	$613	$654	$37,814	$39,402
Fannie Mae	10,140	10,797	3	3	275	291	163	177	9,699	10,326
Ginnie Mae	149	167	—	—	7	8	12	14	130	145
CMBS	29,151	30,338	—	—	677	735	—	—	28,474	29,603
Subprime	29,897	27,499	—	—	—	—	—	—	29,897	27,499
Option ARM	6,617	6,574	—	—	—	—	—	—	6,617	6,574
Alt-A and other	8,322	8,706	1	2	71	70	12	12	8,238	8,622
Obligations of states and political subdivisions	3,533	3,495	5	5	39	42	106	107	3,383	3,341
Manufactured housing	629	684	—	—	—	—	—	—	629	684
Total available-for-sale securities	$127,439	$128,919	$13	$14	$1,639	$1,745	$906	$964	$124,881	$126,196

Weighted Average Yield(2)	2.99%		5.62%		5.19%		5.16%		2.95%

(1)	Maturity information provided is based on contractual maturities, which may not represent the expected life as obligations underlying these securities may be prepaid at any time without penalty.

(2)
The weighted average yield is calculated based on a yield for each individual lot held at December 31, 2013 excluding any fully taxable-equivalent adjustments related to tax exempt sources of interest income. The numerator for the individual lot yield consists of the sum of: (a) the year-end interest coupon rate multiplied by the year-end UPB; and (b) the annualized amortization income or expense calculated for December 2013 (excluding the accretion of non-credit-related other-than-temporary impairments and any adjustments recorded for changes in the effective rate). The denominator for the individual lot yield consists of the year-end amortized cost of the lot excluding effects of other-than-temporary impairments on the UPB of impaired lots.

Trading Securities
The table below summarizes the estimated fair values by major security type for trading securities. Our trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities.
Table 7.8 — Trading Securities

	December 31, 2013	December 31, 2012
	(in millions)
Mortgage-related securities:
Freddie Mac	$9,349	$10,354
Fannie Mae	7,180	10,338
Ginnie Mae	98	131
Other	141	156
Total mortgage-related securities	16,768	20,979
Non-mortgage-related securities:
Asset-backed securities	—	292
Treasury bills	2,254	1,160
Treasury notes	4,382	19,061
Total non-mortgage-related securities	6,636	20,513
Total fair value of trading securities	$23,404	$41,492

With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of December 31, 2013.
For the years ended December 31, 2013, 2012, and 2011, we recorded net unrealized losses on trading securities held at those dates of $(1.6) billion, $(1.7) billion and $(1.0) billion, respectively.

215	Freddie Mac

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
Our debt cap under the Purchase Agreement was $780.0 billion in 2013 and declined to $663.0 billion on January 1, 2014. As of December 31, 2013, we estimate that our aggregate indebtedness was $511.3 billion, or $268.7 billion below the applicable debt cap. Our aggregate indebtedness is calculated as the par value of other debt.
In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.
During 2013, 2012, and 2011, we recognized fair value gains (losses) of $(11) million, $16 million, and $91 million, respectively, on our foreign-currency denominated debt, of which $(31) million, $(7) million, and $40 million, respectively, were gains (losses) related to foreign-currency translation.
Other Short-Term Debt
As indicated in "Table 8.1 — Other Short-Term Debt", a majority of other short-term debt consisted of Reference Bills® securities and discount notes, paying only principal at maturity. Reference Bills® securities, discount notes, and medium-term notes are unsecured general corporate obligations. Certain medium-term notes that have original maturities of one year or less are classified as other short-term debt for purposes of this presentation.
The table below summarizes the balances and effective interest rates for other short-term debt.
Table 8.1 — Other Short-Term Debt

	December 31, 2013			December 31, 2012
	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)
	(dollars in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$137,767	$137,712	0.13%	$117,930	$117,889	0.15%
Medium-term notes	4,000	4,000	0.16	—	—	—
Total other short-term debt	$141,767	$141,712	0.13	$117,930	$117,889	0.15

(1)	Represents par value, net of associated discounts or premiums.

(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, and issuance costs.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase are effectively collateralized borrowing transactions where we sell securities with an agreement to repurchase such securities. These agreements require the underlying securities to be delivered to the dealers who are the counterparties to the transactions. Federal funds purchased are unsecuritized borrowings from commercial banks that are members of the Federal Reserve System. We had no balances in federal funds purchased and securities sold under agreements to repurchase at either December 31, 2013 or 2012.
Other Long-Term Debt
The table below summarizes our other long-term debt.

216	Freddie Mac

Table 8.2 — Other Long-Term Debt

		December 31, 2013			December 31, 2012
	Contractual Maturity(1)	Par Value	Balance, Net(2)	Weighted Average Effective Rate(3)	Par Value	Balance, Net(2)	Weighted Average Effective Rate(3)
	(dollars in millions)
Other long-term debt:
Other senior debt:(4)
Fixed-rate:
Medium-term notes — callable(5)	2014 - 2037	$101,190	$101,236	1.51%	$94,655	$94,842	1.62%
Medium-term notes — non-callable	2014 - 2028	37,878	38,107	0.99	42,623	42,877	1.08
U.S. dollar Reference Notes securities — non-callable	2014 - 2032	190,371	190,406	2.71	225,857	225,885	2.82
€Reference Notes securities — non-callable	2014	528	529	4.38	1,167	1,187	4.58
Variable-rate:
Medium-term notes — callable	2014 - 2028	6,001	6,001	1.66	6,953	6,953	2.57
Medium-term notes — non-callable	2014 - 2026	18,533	18,533	0.22	46,194	46,197	0.27
STACR	2023	1,107	1,155	4.29	—	—	—
Zero-coupon:
Medium-term notes — callable	2037 - 2040	1,200	311	5.82	1,300	324	5.71
Medium-term notes — non-callable	2014 - 2039	12,217	8,334	3.08	15,240	10,923	4.03
Hedging-related basis adjustments		N/A	41		N/A	57
Total other senior debt		369,025	364,653		433,989	429,245
Other subordinated debt:
Fixed-rate	2016 - 2018	221	218	6.60	221	218	6.59
Zero-coupon	2019	332	184	10.51	332	166	10.51
Total other subordinated debt		553	402		553	384
Total other long-term debt		$369,578	$365,055	2.08%	$434,542	$429,629	2.15%

(1)	Represents contractual maturities at December 31, 2013.

(2)
Represents par value of long-term debt securities and subordinated borrowings, net of associated discounts or premiums and hedge-related basis adjustments, with $2.6 billion and $2.2 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at December 31, 2013 and 2012.

(3)
Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedging-related basis adjustments.

(4)	For debt denominated in a currency other than the U.S. dollar, the outstanding balance is based on the exchange rate at December 31, 2013 and 2012, respectively.

(5)	Includes callable FreddieNotes® securities of $0.8 billion and $1.2 billion at December 31, 2013 and 2012, respectively.

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
The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.

217	Freddie Mac

Table 8.3 — Debt Securities of Consolidated Trusts Held by Third Parties

	December 31, 2013				December 31, 2012
	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)
	(dollars in millions)				(dollars in millions)
Single-family:(3)
30-year or more, fixed-rate	2014 - 2052	$969,270	$993,683	4.14%	2013 - 2048	$960,176	$982,718	4.53%
20-year fixed-rate	2014 - 2034	75,910	78,252	3.81	2013 - 2033	73,902	76,079	4.09
15-year fixed-rate	2014 - 2029	270,513	277,018	3.23	2013 - 2028	257,083	263,244	3.59
Adjustable-rate	2014 - 2047	60,683	61,830	2.64	2013 - 2047	62,424	63,649	2.88
Interest-only(4)	2026 - 2041	21,352	21,390	3.70	2026 - 2041	31,588	31,642	4.37
FHA/VA	2014 - 2041	1,284	1,303	5.67	2013 - 2041	1,638	1,663	5.67
Total single-family		1,399,012	1,433,476			1,386,811	1,418,995
Multifamily(5)	2018 - 2019	444	508	4.96	2018 - 2019	448	529	4.96
Total debt securities of consolidated trusts held by third parties(6)		$1,399,456	$1,433,984			$1,387,259	$1,419,524

(1)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.

(2)	Represents par value, net of associated discounts, premiums, and other basis adjustments.

(3)	Debt securities of consolidated trusts held by third parties are prepayable as the loans that collateralize the debt may prepay without penalty at any time.

(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.

(5)	Balance, Net includes interest-only securities recorded at fair value.

(6)	The effective rate for debt securities of consolidated trusts held by third parties was 3.39% and 3.49% as of December 31, 2013 and 2012, respectively.
The table below summarizes the contractual maturities of other long-term debt securities and debt securities of consolidated trusts held by third parties at December 31, 2013.
Table 8.4 — Contractual Maturity of Other Long-Term Debt and Debt Securities of Consolidated Trusts Held by Third Parties

Annual Maturities	Par Value(1)(2)
(in millions)
Other long-term debt:
2014	$78,115
2015	70,303
2016	63,564
2017	51,908
2018	33,418
Thereafter	72,270
Debt securities of consolidated trusts held by third parties(3)	1,399,456
Total	1,769,034
Net discounts, premiums, hedge-related and other basis adjustments(4)	30,005
Total debt securities of consolidated trusts held by third parties and other long-term debt	$1,799,039

(1)	Represents par value of long-term debt securities and subordinated borrowings and UPB of debt securities of our consolidated trusts held by third parties.

(2)	For other debt denominated in a currency other than the U.S. dollar, the par value is based on the exchange rate at December 31, 2013.

(3)	Contractual maturities of debt securities of consolidated trusts held by third parties may not represent expected maturity as they are prepayable at any time without penalty.

(4)	Other basis adjustments primarily represent changes in fair value attributable to instrument-specific credit risk and interest-rate risk related to other foreign-currency denominated debt.
Line of Credit
At both December 31, 2013 and 2012, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We use this line of credit regularly to provide us with additional liquidity to fund our intraday payment activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs. No amounts were drawn on this line of credit at December 31, 2013 and 2012. We expect to continue to use the current facility to satisfy our intraday financing needs; however, as the line is uncommitted, we may not be able to draw on it if and when needed.

218	Freddie Mac

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
NOTE 9: DERIVATIVES
Use of Derivatives
We use derivatives primarily to manage the interest rate and prepayment risk associated with our investments in mortgage-related assets, net of related liabilities. We analyze the interest-rate sensitivity of financial assets and liabilities on a daily basis across a variety of interest-rate scenarios based on market prices and models. We use derivatives to hedge interest-rate sensitivity mismatches between our assets and liabilities. For example, if rates increase and the duration of our assets extends more than the duration of our liabilities, we would rebalance our interest-rate exposure by entering into pay-fixed interest-rate swaps or selling Treasury-derivatives. If rates decrease and the duration of our assets shortens more than the duration of our liabilities, we would rebalance our interest-rate exposure by entering into receive-fixed interest-rate swaps or purchasing Treasury-derivatives. When we use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty risk, and our overall risk management strategy.
We classify derivatives into three categories: (a) exchange-traded derivatives; (b) cleared derivatives; and (c) OTC derivatives. Cleared derivatives refer to those interest-rate swaps that the U.S. Commodity Futures Trading Commission has determined are subject to the central clearing requirement of the Dodd-Frank Act. OTC derivatives refer to those derivatives that are neither exchange-traded derivatives nor cleared derivatives.
Types of Derivatives
We principally use the following types of derivatives:

•	LIBOR- and Euribor-based interest-rate swaps;

•	LIBOR- and Treasury-based options (including swaptions); and

•	LIBOR- and Treasury-based exchange-traded futures.
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
Derivative Assets and Liabilities at Fair Value
The table below presents the location and fair value of derivatives reported on our consolidated balance sheets.

219	Freddie Mac

Table 9.1 — Derivative Assets and Liabilities at Fair Value

	December 31, 2013			December 31, 2012
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging
Interest-rate swaps:
Receive-fixed	$281,727	$4,475	$(2,438)	$275,099	$13,782	$(97)
Pay-fixed	242,597	5,540	(10,879)	270,092	177	(30,147)
Basis (floating to floating)	300	4	—	2,300	6	—
Total interest-rate swaps	524,624	10,019	(13,317)	547,491	13,965	(30,244)
Option-based:
Call swaptions
Purchased	59,290	2,373	—	37,650	7,360	—
Written	5,945	—	(201)	6,195	—	(749)
Put Swaptions
Purchased	33,410	698	—	43,200	288	—
Other option-based derivatives(1)	23,365	1,041	(3)	31,540	2,449	(1)
Total option-based	122,010	4,112	(204)	118,585	10,097	(750)
Futures	50,270	—	—	41,123	37	(2)
Foreign-currency swaps	528	39	—	1,167	73	(6)
Commitments	18,731	61	(69)	25,530	20	(47)
Credit derivatives	5,386	—	(6)	8,307	1	(5)
Swap guarantee derivatives	3,477	—	(31)	3,628	—	(35)
Total derivatives not designated as hedging instruments	725,026	14,231	(13,627)	745,831	24,193	(31,089)
Derivative interest receivable (payable)		1,243	(1,835)		1,409	(2,239)
Netting adjustments(2)		(14,411)	15,282		(24,945)	33,150
Total derivative portfolio, net	$725,026	$1,063	$(180)	$745,831	$657	$(178)

(1)	Primarily includes purchased interest-rate caps and floors.

(2)	Represents counterparty netting and cash collateral netting. Net cash collateral posted was $871 million and $8.2 billion at December 31, 2013 and 2012, respectively.
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
See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES” for information related to our derivative counterparties and collateral held and posted.
Gains and Losses on Derivatives
The table below presents the gains and losses on derivatives reported in our consolidated statements of comprehensive income.

220	Freddie Mac

Table 9.2 — Gains and Losses on Derivatives

Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging	Derivative Gains (Losses)(1)
	Year Ended December 31,
	2013	2012	2011
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(21)	$(33)	$(49)
U.S. dollar denominated	(10,400)	2,686	12,686
Total receive-fixed swaps	(10,421)	2,653	12,637
Pay-fixed	19,021	(2,865)	(22,999)
Basis (floating to floating)	(2)	8	(5)
Total interest-rate swaps	8,598	(204)	(10,367)
Option based:
Call swaptions
Purchased	(2,547)	1,365	10,234
Written	546	(38)	(2,337)
Put swaptions
Purchased	(8)	(273)	(1,614)
Written	—	6	14
Other option-based derivatives(2)	(413)	190	879
Total option-based	(2,422)	1,250	7,176
Futures	21	12	(150)
Foreign-currency swaps	30	(8)	(41)
Commitments	(131)	298	(1,340)
Credit derivatives	(3)	—	—
Swap guarantee derivatives	9	7	3
Other(3)	(3)	(1)	(1)
Subtotal	6,099	1,354	(4,720)
Accrual of periodic settlements:(4)
Receive-fixed interest-rate swaps	3,764	3,511	4,173
Pay-fixed interest-rate swaps	(7,233)	(7,318)	(9,241)
Foreign-currency swaps	—	4	22
Other	2	1	14
Total accrual of periodic settlements	(3,467)	(3,802)	(5,032)
Total	$2,632	$(2,448)	$(9,752)

(1)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of comprehensive income.

(2)	Primarily includes purchased interest-rate caps and floors.

(3)	Includes fees and commissions paid on cleared and exchange-traded derivatives and, in 2011, a $3 million benefit related to the bankruptcy of Lehman Brothers Holdings Inc.

(4)
For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of comprehensive income.

Hedge Designation of Derivatives
At December 31, 2013 and 2012, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring. Amounts reported in AOCI linked to interest payments on long-term debt are recorded in other debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives. In the years ended December 31, 2013 and 2012, we reclassified from AOCI into earnings (effective portion) a loss of $460 million and $612 million, respectively, related to closed cash flow hedges. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) — Accumulated Other Comprehensive Income — Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges” for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.

221	Freddie Mac

NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES
Derivative Portfolio
Derivative Counterparties
Our use of cleared derivatives, exchange-traded derivatives, and OTC derivatives exposes us to institutional credit risk. The requirement that we post initial and variation margin in connection with cleared and exchange-traded derivatives, such as cleared interest-rate swaps and futures contracts, exposes us to institutional credit risk in the event that our clearing members or the financial clearinghouses fail to meet their obligations. The use of cleared and exchange-traded derivatives decreases our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties. OTC derivatives expose us to institutional credit risk to individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its obligations.
Our use of interest rate swaps, option-based derivatives, and foreign-currency swaps is subject to internal credit and legal reviews. On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties, clearinghouses, and clearing members to confirm that they continue to meet our internal risk management standards.
Master Netting and Collateral Agreements
We use master netting and collateral agreements to reduce our credit risk exposure to our derivative counterparties for interest-rate swap, option-based, and foreign-currency swap derivatives. Master netting agreements provide for the netting of amounts receivable and payable from an individual counterparty, which reduces our exposure to a single counterparty in the event of default. On a daily basis, the market value of each counterparty’s derivatives outstanding is calculated to determine the amount of our net credit exposure, which is equal to derivatives in a net gain position by counterparty after giving consideration to collateral posted.
Our collateral agreements require most counterparties to post collateral to us for the amount of our net exposure to them above the counterparty’s collateral posting threshold. Collateral posting thresholds are tied to a counterparty’s credit rating. Bilateral collateral agreements are in place for all of our active OTC derivative counterparties. For OTC derivatives, we are subject to collateral posting thresholds based on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The amount of initial margin we must post for cleared and exchange-traded derivatives may be based, in part, on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. Collateral is typically transferred within one business day based on the values of the related derivatives. This time lag in posting collateral can affect our net uncollateralized exposure to derivative counterparties.
Collateral posted by a derivative counterparty is typically in the form of cash, although U.S. Treasury securities and Freddie Mac mortgage-related securities may also be posted. In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or to sell the collateral and transfer the proceeds to us. At December 31, 2013 and 2012, all amounts of cash collateral related to derivatives were offset against derivative assets, net or derivative liabilities, net, as applicable.
Our net uncollateralized exposure to derivative counterparties for OTC interest-rate swap, option-based, and foreign-currency swap derivatives was $188 million and $69 million at December 31, 2013 and 2012, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on December 31, 2013, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $188 million. Four counterparties each accounted for greater than 10% and collectively accounted for 56% of our net uncollateralized exposure to derivative counterparties, excluding cleared and exchange-traded derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives at December 31, 2013. These counterparties were Royal Bank of Canada, Credit Suisse International, Deutsche Bank, A.G. and Goldman Sachs Capital Markets, L.P., all of which were rated “A” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of December 31, 2013.
Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to the central clearing requirement. Our exposure to cleared and exchange-traded derivatives was $382 million and $66 million as of December 31, 2013 and 2012, respectively. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. We are required to post margin in connection with our cleared and exchange-traded derivatives. At December 31, 2013, the majority of our exposure for our cleared and exchange-traded derivatives resulted from our posting of initial margin. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “— Collateral Pledged.”

222	Freddie Mac

The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $61 million and $20 million at December 31, 2013 and 2012, respectively. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization.
The table below displays information related to derivatives and securities purchased under agreements to resell on our consolidated balance sheets.
Table 10.1 — Offsetting of Financial Assets and Liabilities

	December 31, 2013
	Gross Amount Recognized(1)	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(2)	Gross Amount Not Offset in the Consolidated Balance Sheets	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$13,886	$(13,266)	$620	$(432)	$188
Cleared and exchange-traded derivatives	1,527	(1,145)	382	—	382
Other(3)	61	—	61	—	61
Total derivatives	15,474	(14,411)	1,063	(432)	631
Securities purchased under agreements to resell	62,383	—	62,383	(62,383)	—
Total	$77,857	$(14,411)	$63,446	$(62,815)	$631
Liabilities:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$(14,616)	$14,545	$(71)	$—	$(71)
Cleared and exchange-traded derivatives	(737)	737	—	—	—
Other(3)	(109)	—	(109)	—	(109)
Total	$(15,462)	$15,282	$(180)	$—	$(180)

	December 31, 2012
	Gross Amount Recognized(1)	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(2)	Gross Amount Not Offset in the Consolidated Balance Sheets	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$25,515	$(24,945)	$570	$(501)	$69
Cleared and exchange-traded derivatives	66	—	66	—	66
Other(3)	21	—	21	—	21
Total derivatives	25,602	(24,945)	657	(501)	156
Securities purchased under agreements to resell	37,563	—	37,563	(37,563)	—
Total	$63,165	$(24,945)	$38,220	$(38,064)	$156
Liabilities:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$(33,233)	$33,150	$(83)	$—	$(83)
Cleared and exchange-traded derivatives	(8)	—	(8)	—	(8)
Other(3)	(87)	—	(87)	—	(87)
Total	$(33,328)	$33,150	$(178)	$—	$(178)

(1)	For derivatives, includes interest receivable or payable and trade/settle receivable or payable.

(2)	For derivatives, includes cash collateral posted or held in excess of exposure.

(3)	Includes commitments, swap guarantee derivatives, certain written options and credit derivatives.
Collateral Pledged
Collateral Pledged to Freddie Mac

223	Freddie Mac

Our counterparties are required to pledge collateral for transactions involving securities purchased under agreements to resell. Also, most derivative instruments are subject to collateral posting thresholds as prescribed by the collateral agreements with our counterparties. Under the derivative collateral agreements, U.S. Treasury securities, Freddie Mac mortgage-related securities, and cash may be pledged. We consider the types of securities being pledged to us as collateral when determining how much we lend in transactions involving securities purchased under agreements to resell. Additionally, we regularly review the market values of these securities compared to amounts loaned and derivative counterparty collateral posting thresholds in an effort to manage our exposure to losses. We had cash and cash equivalents pledged to us related to OTC derivative instruments of $1.9 billion and $1.5 billion at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, we had $432 million and $501 million, respectively, of collateral in the form of securities pledged to and held by us related to OTC derivative instruments. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. In addition, we had $646 million of cash pledged to us related to cleared derivatives at December 31, 2013. Also, at December 31, 2013 and 2012, we had $5.0 billion and $1.5 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.
In addition, we hold cash and cash equivalents as collateral in connection with certain of our multifamily guarantees and mortgage loans as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at December 31, 2013 and 2012 was $66 million and $158 million, respectively.
We consider federal funds sold to be overnight unsecured trades executed with insured depository institutions that are members of the Federal Reserve System. Federal funds sold trades are uninsured. We did not hold any federal funds sold at December 31, 2013 and 2012.
Collateral Pledged by Freddie Mac
We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The amount of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of December 31, 2013, we had one secured, uncommitted intraday line of credit with a third party in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs, in connection with our use of the Fedwire system. In certain circumstances, the line of credit agreement gives the secured party the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank of New York. We pledge collateral to meet our collateral requirements under the line of credit agreement upon demand by the counterparty.
The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.
Table 10.2 — Collateral in the Form of Securities Pledged

	December 31, 2013	December 31, 2012
	(in millions)
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,654	$10,390
Available-for-sale securities	70	132
Trading securities	365	—
Securities pledged without the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	—	148
Total securities pledged	$11,089	$10,670

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge
At December 31, 2013, we pledged securities with the ability of the secured party to repledge of $11.1 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above. Of the remainder at December 31, 2013, we pledged $0.6 billion in connection with derivatives and securities transactions.
At December 31, 2012, we pledged securities with the ability of the secured party to repledge of $10.5 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above. Of the remainder at December 31, 2012, we pledged $65 million in connection with derivative transactions.

224	Freddie Mac

Securities Pledged without the Ability of the Secured Party to Repledge
At December 31, 2013 and 2012, we pledged securities, without the ability of the secured party to repledge, of $0 million and $148 million, respectively, at a clearinghouse in connection with our securities transactions.
Cash Pledged
At December 31, 2013, we pledged $3.4 billion of collateral in the form of cash and cash equivalents, of which $3.2 billion related to our OTC derivative agreements as we had $3.2 billion of such derivatives in a net loss position. At December 31, 2012, we pledged $9.8 billion of collateral in the form of cash and cash equivalents, of which $9.7 billion related to our OTC derivative agreements as we had $9.7 billion of such derivatives in a net loss position. The remaining $275 million and $110 million was posted at clearing members or clearinghouses in connection with derivatives and securities transactions at December 31, 2013 and 2012, respectively. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2013, was $3.2 billion for which we posted collateral of $3.2 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2013, we would have been required to post an additional $42 million of collateral to our counterparties.
NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)
Accumulated Other Comprehensive Income
The table below presents changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.
Table 11.1 — Changes in AOCI by Component, Net of Tax

	Year Ended December 31, 2013
	AOCI Related to Available- For-Sale Securities(1)	AOCI Related to Cash Flow Hedge Relationships(2)	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$(1,444)	$(1,316)	$(178)	$(2,938)
Other comprehensive income before reclassifications(3)	2,659	—	169	2,828
Amounts reclassified from accumulated other comprehensive income	(253)	316	41	104
Changes in AOCI by component	2,406	316	210	2,932
Ending balance	$962	$(1,000)	$32	$(6)

	Year Ended December 31, 2012
	AOCI Related to Available- For-Sale Securities(1)	AOCI Related to Cash Flow Hedge Relationships(2)	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$(6,213)	$(1,730)	$(52)	$(7,995)
Other comprehensive income before reclassifications(3)	3,458	—	(131)	3,327
Amounts reclassified from accumulated other comprehensive income(4)	1,311	414	5	1,730
Changes in AOCI by component	4,769	414	(126)	5,057
Ending balance	$(1,444)	$(1,316)	$(178)	$(2,938)

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

(3)	For the years ended December 31, 2013 and 2012, net of tax expense of $1.4 billion and $1.9 billion, respectively, for AOCI related to available-for-sale securities.

(4)
For the year ended December 31, 2012, net of tax benefit of $706 million for AOCI related to available-for-sale securities and net of tax benefit of $198 million for AOCI related to cash flow hedge relationships.

Reclassifications from AOCI to Net Income
The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.

225	Freddie Mac

Table 11.2 — Reclassifications from AOCI to Net Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended December 31, 2013	Year Ended December 31, 2013	Affected Line Item in the Consolidated Statements of Comprehensive Income
	(in millions)
AOCI related to available-for-sale securities
	$717	$1,899	Other gains (losses) on investment securities recognized in earnings
	(1,297)	(1,510)	Net impairment of available-for-sale securities recognized in earnings
	(580)	389	Total before tax
	203	(136)	Tax (expense) or benefit
	(377)	253	Net of tax
AOCI related to cash flow hedge relationships
	(1)	(5)	Interest expense — Other debt
	(94)	(455)	Expense related to derivatives
	(95)	(460)	Total before tax
	29	144	Tax (expense) or benefit
	(66)	(316)	Net of tax
AOCI related to defined benefit plans
	8	2	Salaries and employee benefits
	(43)	(43)	Tax (expense) or benefit
	(35)	(41)	Net of tax
Total reclassifications in the period	$(478)	$(104)	Net of tax
Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges
As shown in “Table 11.1 — Changes in AOCI by Component, Net of Tax,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $1.0 billion and $1.3 billion at December 31, 2013 and 2012, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings. Over the next 12 months, we estimate that approximately $214 million, net of taxes, of the $1.0 billion of cash flow hedge losses in AOCI at December 31, 2013 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 20 years. However, 74% and 89% of AOCI relating to closed cash flow hedges at December 31, 2013 will be reclassified to earnings over the next five and ten years, respectively.
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
Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as and if declared by our Board of Directors. Through December 31, 2012, the senior preferred stock accrued quarterly cumulative dividends at a rate of 10% per year. However, under the August 2012 amendment to the Purchase Agreement, the fixed dividend rate was replaced with a net worth sweep dividend beginning in the first quarter of 2013. Total dividends paid in cash during 2013, 2012, and 2011 at the direction of the Conservator were $47.6 billion, $7.2 billion, and $6.5 billion, respectively. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for a discussion of our net worth sweep dividend.

226	Freddie Mac

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
The table below provides a summary of our senior preferred stock outstanding at December 31, 2013.
Table 11.3 — Senior Preferred Stock

		Draw Date		Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference(1)
Senior preferred stock:				(in millions, except initial liquidation preference price per share)
10%		September 8, 2008	(2)	1.00	1.00	$1.00	$1,000	$1,000
10%	(3)	November 24, 2008		—	—	—	N/A	13,800
10%	(3)	March 31, 2009		—	—	—	N/A	30,800
10%	(3)	June 30, 2009		—	—	—	N/A	6,100
10%	(3)	June 30, 2010		—	—	—	N/A	10,600
10%	(3)	September 30, 2010		—	—	—	N/A	1,800
10%	(3)	December 30, 2010		—	—	—	N/A	100
10%	(3)	March 31, 2011		—	—	—	N/A	500
10%	(3)	September 30, 2011		—	—	—	N/A	1,479
10%	(3)	December 30, 2011		—	—	—	N/A	5,992
10%	(3)	March 30, 2012		—	—	—	N/A	146
10%	(3)	June 29, 2012		—	—	—	N/A	19
Total, senior preferred stock				1.00	1.00	$1.00		$72,336

(1)	Amounts stated at redemption value.

(2)	We did not receive any cash proceeds from Treasury as a result of issuing these shares.

(3)	Represents an increase in the liquidation preference of our senior preferred stock due to the receipt of funds from Treasury.
No cash was received from Treasury under the Purchase Agreement in 2013, because we had positive net worth at December 31, 2012, March 31, 2013, June 30, 2013, and September 30, 2013 and, consequently, FHFA did not request a draw on our behalf. At December 31, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Our quarterly senior preferred stock dividend is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds the applicable Capital Reserve Amount, which was established at $3 billion for 2013 and declines to zero in 2018. Based on our Net Worth Amount at December 31, 2013, our dividend obligation to Treasury in March 2014 will be $10.4 billion. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion and $72.3 billion as of December 31, 2013 and 2012, respectively. See “NOTE 18: REGULATORY CAPITAL” for additional information.

227	Freddie Mac

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
We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock in our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the warrant is included in the computation of basic and diluted earnings (loss) per share. The weighted average shares of common stock outstanding for the years ended December 31, 2013, 2012, and 2011, respectively, included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
Preferred Stock
The table below provides a summary of our preferred stock outstanding at December 31, 2013. We have the option to redeem our preferred stock on specified dates, at their redemption price plus dividends accrued through the redemption date. However, without the consent of Treasury, we are restricted from making payments to purchase or redeem preferred stock as well as paying any preferred dividends, other than dividends on the senior preferred stock. In addition, all 24 classes of preferred stock are perpetual and non-cumulative, and carry no significant voting rights or rights to purchase additional Freddie Mac stock or securities. Costs incurred in connection with the issuance of preferred stock are charged to additional paid-in capital.

228	Freddie Mac

Table 11.4 — Preferred Stock

	Issue Date	Shares Authorized	Shares Outstanding	Total Par Value	Redemption Price per Share	Total Outstanding Balance(1)	Redeemable On or After(2)	OTCQB Symbol(3)
Preferred stock:		(in millions, except redemption price per share)
1996 Variable-rate(4)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FMCCI
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(5)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FMCKK
1998 Variable-rate(6)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FMCCG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FMCCH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(5)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(5)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FMCCK
1999 Variable-rate(7)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FMCCL
2001 Variable-rate(8)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FMCCM
2001 Variable-rate(9)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FMCCN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FMCCO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FMCCP
2001 Variable-rate(10)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FMCCJ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FMCKP
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(5)
2006 Variable-rate(11)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FMCCS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FMCCT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FMCKO
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FMCKM
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FMCKN
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FMCKL
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FMCKI
2007 Fixed-to-floating rate(12)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FMCKJ
Total, preferred stock		464.17	464.17	$464.17		$14,109

(1)	Amounts stated at redemption value.

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
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2013 and 2012, except for issuances of treasury stock as reported on our consolidated statements of equity (deficit) relating to stock-based

229	Freddie Mac

compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. During 2013, restrictions lapsed on 7,976 restricted stock units. At December 31, 2013, 20,341 restricted stock units remained outstanding. There are no remaining restrictions on outstanding restricted stock units. In addition, there were 41,160 shares of restricted stock outstanding at both December 31, 2013 and 2012. During 2013, no stock options were exercised and 492,861 stock options were forfeited or expired. At December 31, 2013, 816,435 stock options were outstanding.
For purposes of the earnings-per-share calculation, antidilutive potential common shares excluded from the computation of dilutive potential common shares were 998,707, 1,606,097, and 3,383,185 at December 31, 2013, 2012, and 2011, respectively.
Dividends Declared
No common dividends were declared in 2013. During the three months ended March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013, we paid dividends of $5.8 billion, $7.0 billion, $4.4 billion, and $30.4 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 2013.
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
NOTE 12: INCOME TAXES
 Income Tax Benefit
The table below presents the components of our federal income tax benefit for 2013, 2012, and 2011. We are exempt from state and local income taxes.
Table 12.1 — Federal Income Tax Benefit

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Current income tax (expense) benefit	$(117)	$1,540	$283
Deferred income tax benefit (expense)	23,422	(3)	117
Total income tax benefit	$23,305	$1,537	$400
Our income tax benefit for 2013 primarily relates to the release of the valuation allowance against our net deferred tax assets.
The table below presents a reconciliation between our federal statutory income tax rate and our effective tax rate for 2013, 2012, and 2011.
Table 12.2 — Reconciliation of Statutory to Effective Tax Rate

	Year Ended December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)
Statutory corporate tax rate	$(8,877)	35.0%	$(3,306)	35.0%	$1,983	35.0%
Tax-exempt interest	101	(0.4)	133	(1.4)	179	3.2
Tax credits	495	(2.0)	536	(5.7)	566	10.0
Valuation allowance:
Current year activity	5,156	(20.3)	2,637	(27.9)	(2,728)	(48.2)
Release of valuation allowance	26,369	(104.0)	—	—	—	—
Unrecognized tax benefits	—	—	1,205	(12.8)	(21)	(0.4)
Other	138	(0.5)	45	(0.5)	403	7.2
Total valuation allowance	31,663	(124.8)	3,887	(41.2)	(2,346)	(41.4)
Other	(77)	0.3	287	(3.0)	18	0.3
Effective tax rate	$23,305	(91.9)%	$1,537	(16.3)%	$400	7.1%

230	Freddie Mac

In 2013, our effective tax rate differs from the statutory rate of 35% primarily due to the release of the valuation allowance against our net deferred tax assets. In 2012 and 2011, our effective tax rate differs from the statutory tax rate of 35% primarily due to the valuation allowance on a portion of our net deferred tax assets and the recognition of uncertain tax positions.
Deferred Tax Assets and Liabilities
During 2013, we released our valuation allowance previously recorded on our net deferred tax asset. Deferred tax assets are created when: (a) expenses are recognized for financial reporting purposes prior to the corresponding recognition of expenses for tax reporting purposes; and/or (b) income is recognized for tax reporting purposes prior to the corresponding recognition of income for financial reporting purposes. The table below presents the balance of significant deferred tax assets, liabilities, and the valuation allowance at December 31, 2013 and 2012.
Table 12.3 — Deferred Tax Assets and Liabilities

	2013	2012
	(in millions)
Deferred tax assets:
Deferred fees	$5,035	$4,330
Basis differences related to derivative instruments	6,946	10,294
Credit related items and allowance for loan losses	3,648	6,785
Unrealized (gains) losses related to available-for-sale securities	—	778
LIHTC and AMT credit carryforward	3,997	3,408
Net operating loss carryforward	3,978	11,479
Other items, net	40	146
Total deferred tax assets	23,644	37,220
Deferred tax liabilities:
Basis differences related to assets held for investment(1)	(375)	(4,609)
Unrealized (gains) losses related to available-for-sale securities	(518)	—
Basis differences related to debt	(35)	(149)
Total deferred tax liabilities	(928)	(4,758)
Valuation allowance	—	(31,684)
Deferred tax assets (liabilities), net	$22,716	$778

(1)
The deferred tax liability balance for basis differences related to assets held for investment includes a basis adjustment on seriously delinquent loans. This deferred tax liability offsets a portion of the deferred tax asset for credit related items and the allowance for loan losses.

As of December 31, 2013, we had a net operating loss carryforward of $11.4 billion and a LIHTC carryforward of $3.6 billion that will expire over multiple years beginning in 2030 and 2027, respectively. Our AMT credit carryforward of $445 million will not expire.
Valuation Allowance Against Net Deferred Tax Assets
As discussed below, after weighing all of the evidence at September 30, 2013, we determined that the positive evidence relating to the realizability of our deferred tax assets, particularly the evidence that was objectively verifiable, outweighed the negative evidence. Accordingly, we concluded that it is more likely than not that our deferred tax assets will be realized and we released the valuation allowance against our net deferred tax assets.
On a quarterly basis, we determine whether a valuation allowance is necessary on our net deferred tax asset. In doing so, we consider all evidence available, both positive and negative, in determining whether, based on the weight of the evidence, it is more likely than not that the deferred tax assets will be realized. In conducting our assessment at September 30, 2013, we evaluated all available objective evidence including, but not limited to: (a) our three-year cumulative income position; (b) the trend of our financial and tax results; (c) the amount of taxable income reported in our 2012 federal income tax return; (d) our tax net operating loss and tax credit carryforwards and the length of carryforward periods available to utilize these assets under current tax law; and (e) our access to capital under the agreements associated with conservatorship. Furthermore, we evaluated all available subjective evidence, including but not limited to: (a) difficulty in predicting unsettled circumstances related to the conservatorship; (b) our estimated 2013 taxable income; and (c) forecasts of future book and tax income. Our consideration of the evidence requires significant judgment regarding estimates and assumptions that are inherently uncertain, particularly about our future business structure and financial results.
We are not permitted to consider the impacts proposed legislation may have on our business operations or the mortgage industry in our analysis because the timing and certainty of those actions are unknown and beyond our control.
The positive evidence at September 30, 2013, that outweighed the negative evidence included the following:

231	Freddie Mac

•	Our three-year cumulative income position;

•	The strong positive trend in our financial performance over six consecutive quarters;

•	The 2012 taxable income reported in our federal tax return which was filed in 2013;

•	Our forecasted 2013 and future period taxable income;

•	Our net operating loss carryforwards do not begin to expire until 2030; and

•	The continuing positive trend in the housing market.
When comparing evidence available at 2013 versus 2012, we noted a number of positive developments. During 2013, we filed our 2012 federal tax return, which reflected taxable income. This was our first year reporting taxable income since 2007. Furthermore, we continued an improved trend in earnings. Our current base forecast of taxable income also improved resulting in a decline in the number of years of projected income required in order to fully realize our net deferred tax asset. These positive developments in addition to the positive evidence discussed above resulted in our conclusion to release the valuation allowance against our net deferred tax assets at September 30, 2013. Given the continued positive trend in our financial performance through the fourth quarter, we determined that a valuation allowance against our net deferred tax asset was not necessary at December 31, 2013.
In future quarters we will continue to evaluate our ability to realize the net deferred tax asset. If evidence in future periods changes such that it is more likely than not that part or all of the net deferred tax asset will not be realized, we will reestablish a valuation allowance at that time.
Unrecognized Tax Benefits and IRS Examinations
Table 12.4 — Unrecognized Tax Benefits

	2013	2012	2011
	(in millions)
Balance at January 1	$—	$1,355	$1,220
Changes based on tax positions in prior years	—	(41)	130
Changes based on tax positions in current years	—	(28)	6
Decreases in unrecognized tax benefits due to settlements with taxing authorities	—	(1,286)	(1)
Balance at December 31	$—	$—	$1,355
We have evaluated all income tax positions and determined that there are no uncertain tax positions that require reserves as of December 31, 2013.
The IRS is currently examining our income tax returns for tax years 2008 through 2011. We are currently working with the IRS to finalize the stipulation of settled issues and closing agreement for years 1998 through 2010 related to our tax accounting method for certain hedging transactions, and expect that a final decision can be entered within the next 12 months. For additional information, see “NOTE 17: LEGAL CONTINGENCIES.”
We have accrued gross interest receivable of $529 million and $523 million as of December 31, 2013 and 2012, respectively, related to payments on account with the IRS. We anticipate refunds of accrued interest receivable upon final settlement of the Statutory Notices for the 1998 to 2005 tax years.
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
We present Segment Earnings by: (a) reclassifying certain credit guarantee-related activities and investment-related activities between various line items on our GAAP consolidated statements of comprehensive income; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments. These reclassifications and allocations are described in “Segment Earnings.”
We do not consider our assets by segment when evaluating segment performance or allocating resources. We operate our business solely in the U.S. and its territories. Therefore, we do not generate any revenue from and do not have any long-lived assets other than financial instruments in geographic locations outside of the U.S. and its territories.
Segments
Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. The chart below provides a summary of our three reportable segments and the All Other category as of December 31, 2013. Certain immaterial changes were made to our Segment Earnings definitions in 2013. As reflected in the chart, certain activities that are not part of a reportable segment are included in the All

232	Freddie Mac

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

Single-family Guarantee
The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase and guarantee single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees. Segment Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront fees, less credit-related expenses, administrative expenses, allocated funding costs, and amounts related to net float benefits or expenses.
		•	Management and guarantee fees on PCs, including those retained by us, and single-family mortgage loans in the mortgage investments portfolio, inclusive of up-front credit delivery fees
		•	Recognition and remittance to Treasury of guarantee fees resulting from the 10 basis point legislated increase
		•	Adjustments for security performance
		•	Credit losses on all single-family assets
		•	Guarantee buy-downs
		•	Expected net float income or expense on the single-family credit guarantee portfolio
		•	Deferred tax asset valuation allowance
		•	Allocated debt costs, administrative expenses and taxes
		•	Representation and warranty settlements
Investments
The Investments segment reflects results from three primary activities: (a) managing the company’s mortgage-related investments portfolio, excluding Multifamily segment investments; (b) managing the treasury function, including funding and liquidity, for the overall company; and (c) managing interest-rate risk for the overall company. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses. In addition, the Investments segment reflects changes in the fair value of the Multifamily segment securities, primarily CMBS, and held-for-sale loans that are associated with changes in interest rates.
		•	Investments in mortgage-related securities and single-family performing mortgage loans
		•	Investments in short-term asset-backed securities
		•	All other traded instruments / securities, excluding CMBS and multifamily housing revenue bonds
		•	Debt issuances
		•	Interest rate risk management returns
		•	Guarantee buy-ups, net of execution gains / losses
		•	Cash and liquidity management
		•	Deferred tax asset valuation allowance
		•	Allocated administrative expenses and taxes
		•	Non-agency mortgage-related securities settlements
Multifamily
The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Our primary business model is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. To a lesser extent, we provide guarantees of the payment of principal and interest on tax-exempt multifamily pass-through certificates backed by multifamily housing revenue bonds. In addition, we guarantee the payment of principal and interest on tax-exempt multifamily housing revenue bonds secured by low- and moderate-income multifamily mortgage loans. Segment Earnings for this segment consist primarily of the interest earned on assets related to multifamily investment activities and management and guarantee fee income, less credit-related expenses, administrative expenses, and allocated funding costs. In addition, the Multifamily segment reflects the impact of changes in fair value of our investment securities and held-for-sale loans associated with market factors other than changes in interest rates, such as liquidity and credit.
		•	Multifamily mortgage loans held-for-sale and associated securitization activities
		•	Investments in CMBS, multifamily housing revenue bonds, and multifamily mortgage loans held-for-investment
		•	Allocated debt costs, administrative expenses and taxes
		•	Other guarantee commitments on multifamily housing revenue bonds
		•	Other Structured Securities of multifamily housing revenue bonds
		•	Deferred tax asset valuation allowance
All Other	The All Other category consists of material corporate-level activities that are: (a) infrequent in nature; and (b) based on decisions outside the control of the management of our reportable segments.	•	Tax settlements, as applicable
		•	Legal settlements, as applicable
		•	The deferred tax asset valuation allowance and release of tax asset valuation allowance associated with previously recognized income tax credits carried forward
		•	Termination of our pension plan
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
The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss). Likewise, the sum of comprehensive income (loss) for each segment and the All Other category equals GAAP comprehensive income (loss). However, the accounting principles we apply to present certain financial statement line items in Segment Earnings for our reportable segments, in particular Segment Earnings management and guarantee income and net interest income, differ significantly from those applied in preparing the comparable line items in our consolidated financial statements prepared in accordance with GAAP. Accordingly, the results of such line items differ significantly from, and should not be used as a

233	Freddie Mac

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

•	Amortization related to derivative commitment basis adjustments associated with mortgage-related and non-mortgage-related securities.

•	Amortization related to accretion of other-than-temporary impairments on available-for-sale securities held.

•
Amortization related to premiums and discounts associated with PCs and Other Guarantee Transactions issued by our consolidated trusts that we previously held and subsequently transferred to third parties. The amortization is related to deferred gains (losses) on transfers of these securities.

Segment Adjustments
In presenting Segment Earnings management and guarantee income and net interest income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are not reflected in net income (loss) as determined in accordance with GAAP. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. Segment adjustments consist of the following:

•
We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of buy-down fees and credit delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of December 31, 2013, the unamortized balance of buy-down fees was $0.4 billion and the unamortized balance of credit delivery fees

234	Freddie Mac

was $0.9 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. These adjustments are necessary to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

•
We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts, as well as buy-up fees, on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of December 31, 2013, the unamortized balance of such premiums and discounts, net was $3.2 billion and the unamortized balance of buy-up fees was $0.5 billion. These adjustments are necessary to reflect the effective yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up fees.

Segment Allocations
The results of each reportable segment include directly attributable revenues and expenses. Administrative expenses that are not directly attributable to a segment are allocated to our segments using various methodologies, depending on the nature of the expense (i.e., semi-direct versus indirect). Net interest income for each segment includes allocated debt funding costs related to certain assets of each segment. These allocations, however, do not include the effects of dividends paid on our senior preferred stock. The tax credits generated by the LIHTC partnerships and any valuation allowance on these tax credits are allocated to the Multifamily segment. The deferred tax asset valuation allowance and release of the tax asset valuation allowance associated with previously recognized income tax credits carried forward, termination of our pension plan, and legal and tax settlements, as applicable, are allocated to the All Other category. All remaining taxes are calculated based on a 35% federal statutory rate as applied to pre-tax Segment Earnings.
The table below presents Segment Earnings by segment.
Table 13.1 — Summary of Segment Earnings and Comprehensive Income (Loss)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$5,796	$(164)	$(10,000)
Investments	16,602	8,212	3,366
Multifamily	2,378	2,146	1,319
All Other(1)	23,892	788	49
Total Segment Earnings (loss), net of taxes	48,668	10,982	(5,266)
Net income (loss)	$48,668	$10,982	$(5,266)
Comprehensive income (loss) of segments:
Single-family Guarantee	$5,845	$(227)	$(9,970)
Investments	20,287	11,397	6,473
Multifamily	1,455	4,081	2,218
All Other(1)	24,013	788	49
Comprehensive income (loss) of segments	51,600	16,039	(1,230)
Comprehensive income (loss)	$51,600	$16,039	$(1,230)

(1)	For the year ended December 31, 2013, includes a benefit for federal income taxes that resulted from the release of our valuation allowance against our net deferred tax assets.
The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.

235	Freddie Mac

Table 13.2 — Segment Earnings and Reconciliation to GAAP Results

	Year Ended December 31, 2013
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$320	$3,525	$1,186	$—	$5,031	$10,400	$1,037	$11,437	$16,468
Benefit (provision) for credit losses	1,409	—	218	—	1,627	838	—	838	2,465
Non-interest income (loss):
Management and guarantee income(3)	4,930	—	206	—	5,136	(4,171)	(694)	(4,865)	271
Net impairment of available-for-sale securities recognized in earnings	—	(974)	(15)	—	(989)	(521)	—	(521)	(1,510)
Derivative gains (losses)	(3)	6,806	18	—	6,821	(4,189)	—	(4,189)	2,632
Gains (losses) on trading securities	—	(1,588)	(10)	—	(1,598)	—	—	—	(1,598)
Gains (losses) on mortgage loans	—	(817)	481	—	(336)	—	—	—	(336)
Other non-interest income	1,165	9,612	640	—	11,417	(2,357)	—	(2,357)	9,060
Non-interest expense:
Administrative expenses	(1,025)	(523)	(257)	—	(1,805)	—	—	—	(1,805)
REO operations income (expense)	124	—	16	—	140	—	—	—	140
Other non-interest expense	(712)	349	(24)	(37)	(424)	—	—	—	(424)
Segment adjustments(2)	(694)	1,037	—	—	343	—	(343)	(343)	—
Income tax (expense) benefit	282	(825)	(81)	23,929	23,305	—	—	—	23,305
Net income	5,796	16,602	2,378	23,892	48,668	—	—	—	48,668
Total other comprehensive income (loss), net of taxes	49	3,685	(923)	121	2,932	—	—	—	2,932
Comprehensive income	$5,845	$20,287	$1,455	$24,013	$51,600	$—	$—	$—	$51,600

236	Freddie Mac

	Year Ended December 31, 2012
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$(147)	$5,726	$1,291	$—	$6,870	$9,942	$799	$10,741	$17,611
Benefit (provision) for credit losses	(3,168)	—	123	—	(3,045)	1,155	—	1,155	(1,890)
Non-interest income (loss):
Management and guarantee income(3)	4,389	—	151	—	4,540	(3,507)	(832)	(4,339)	201
Net impairment of available-for-sale securities recognized in earnings	—	(1,831)	(123)	—	(1,954)	(214)	—	(214)	(2,168)
Derivative gains (losses)	—	1,970	7	—	1,977	(4,425)	—	(4,425)	(2,448)
Gains (losses) on trading securities	—	(1,755)	81	—	(1,674)	—	—	—	(1,674)
Gains (losses) on mortgage loans	—	303	707	—	1,010	—	—	—	1,010
Other non-interest income	931	2,741	275	—	3,947	(2,951)	—	(2,951)	996
Non-interest expense:
Administrative expenses	(890)	(430)	(241)	—	(1,561)	—	—	—	(1,561)
REO operations income (expense)	(62)	—	3	—	(59)	—	—	—	(59)
Other non-interest expense	(393)	(1)	(129)	(50)	(573)	—	—	—	(573)
Segment adjustments(2)	(832)	799	—	—	(33)	—	33	33	—
Income tax benefit	8	690	1	838	1,537	—	—	—	1,537
Net income (loss)	(164)	8,212	2,146	788	10,982	—	—	—	10,982
Total other comprehensive income (loss), net of taxes	(63)	3,185	1,935	—	5,057	—	—	—	5,057
Comprehensive income (loss)	$(227)	$11,397	$4,081	$788	$16,039	$—	$—	$—	$16,039

	Year Ended December 31, 2011
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$(23)	$7,168	$1,200	$—	$8,345	$9,391	$661	$10,052	$18,397
Benefit (provision) for credit losses	(12,294)	—	196	—	(12,098)	1,396	—	1,396	(10,702)
Non-interest income (loss):
Management and guarantee income(3)	3,647	—	127	—	3,774	(2,905)	(699)	(3,604)	170
Net impairment of available-for-sale securities recognized in earnings	—	(1,833)	(353)	—	(2,186)	(115)	—	(115)	(2,301)
Derivative gains (losses)	—	(3,597)	3	—	(3,594)	(6,158)	—	(6,158)	(9,752)
Gains (losses) on trading securities	—	(993)	39	—	(954)	—	—	—	(954)
Gains (losses) on mortgage loans	—	529	300	—	829	—	—	—	829
Other non-interest income	1,216	1,437	86	—	2,739	(1,609)	—	(1,609)	1,130
Non-interest expense:
Administrative expenses	(888)	(398)	(220)	—	(1,506)	—	—	—	(1,506)
REO operations income (expense)	(596)	—	11	—	(585)	—	—	—	(585)
Other non-interest expense	(321)	(2)	(69)	—	(392)	—	—	—	(392)
Segment adjustments(2)	(699)	661	—	—	(38)	—	38	38	—
Income tax (expense) benefit	(42)	394	(1)	49	400	—	—	—	400
Net income (loss)	(10,000)	3,366	1,319	49	(5,266)	—	—	—	(5,266)
Total other comprehensive income, net of taxes	30	3,107	899	—	4,036	—	—	—	4,036
Comprehensive income (loss)	$(9,970)	$6,473	$2,218	$49	$(1,230)	$—	$—	$—	$(1,230)

237	Freddie Mac

(1)	See “Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” for information regarding these reclassifications.

(2)	See “Segment Earnings — Segment Adjustments” for information regarding these adjustments.

(3)	Management and guarantee income total per consolidated statements of comprehensive income is included in other income on our GAAP consolidated statements of comprehensive income.
The table below presents comprehensive income (loss) by segment.
Table 13.3 — Comprehensive Income (Loss) of Segments

	Year Ended December 31, 2013
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Single-family Guarantee	$5,796	$—	$—	$49	$49	$5,845
Investments	16,602	3,338	316	31	3,685	20,287
Multifamily	2,378	(932)	—	9	(923)	1,455
All Other	23,892	—	—	121	121	24,013
Total per consolidated statements of comprehensive income	$48,668	$2,406	$316	$210	$2,932	$51,600

	Year Ended December 31, 2012
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Single-family Guarantee	$(164)	$—	$—	$(63)	$(63)	$(227)
Investments	8,212	2,821	414	(50)	3,185	11,397
Multifamily	2,146	1,948	—	(13)	1,935	4,081
All Other	788	—	—	—	—	788
Total per consolidated statements of comprehensive income	$10,982	$4,769	$414	$(126)	$5,057	$16,039

	Year Ended December 31, 2011
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Single-family Guarantee	$(10,000)	$—	$—	$30	$30	$(9,970)
Investments	3,366	2,573	508	26	3,107	6,473
Multifamily	1,319	892	1	6	899	2,218
All Other	49	—	—	—	—	49
Total per consolidated statements of comprehensive income	$(5,266)	$3,465	$509	$62	$4,036	$(1,230)

NOTE 14: FINANCIAL GUARANTEES
We provide financial guarantees to securitization trusts that issue mortgage-related securities backed by single-family mortgage loans, which we consolidate. During the years ended December 31, 2013 and 2012, we issued approximately $425.6 billion and $439.3 billion, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). For guarantees to consolidated securitization trusts, our exposure to these guarantees is generally the UPB of the loans recorded on our consolidated balance sheets.
We also provide guarantees to non-consolidated securitization trusts that issue mortgage-related securities as well as in other guarantee commitments. If we are exposed to incremental credit risk by providing these guarantees, we charge a management and guarantee fee and recognize a guarantee asset, guarantee obligation, and a reserve for guarantee losses, as necessary.
The table below presents our maximum potential exposure, our recognized liability, and the maximum remaining term of our financial guarantees that are not consolidated on our balance sheets.

238	Freddie Mac

Table 14.1 — Financial Guarantees

	December 31, 2013			December 31, 2012
	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
	(dollars in millions, terms in years)
Non-consolidated Freddie Mac securities(3)	$71,809	$731	40	$50,715	$430	41
Other guarantee commitments	29,160	791	36	23,455	575	37
Derivative instruments(4)	9,856	239	32	10,306	789	33
Servicing-related premium guarantees	281	—	5	210	—	5

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

(2)
For non-consolidated Freddie Mac securities and other guarantee commitments, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $111 million and $183 million as of December 31, 2013 and 2012, respectively, and is included within other liabilities on our consolidated balance sheets.

(3)
In addition to our guarantee of principal and interest, we also provide liquidity guarantees for certain multifamily housing revenue bonds included in this category. However, no advances under these liquidity guarantees were outstanding at December 31, 2013 or 2012.

(4)	See “NOTE 9: DERIVATIVES” for information about these derivative guarantees.
Non-Consolidated Freddie Mac Securities
We issue three types of mortgage-related securities: (a) PCs; (b) REMICs and Other Structured Securities; and (c) Other Guarantee Transactions. We guarantee the payment of principal and interest to the trusts which issue these securities, which are backed by pools of mortgage-related assets, irrespective of the cash flows received from the borrowers.
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
During 2013 we issued approximately $23.7 billion, compared to $17.5 billion in 2012, in UPB of Other Guarantee Transactions, all of which were backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.
For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee.
Other Guarantee Commitments
We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During 2013 and 2012, we issued and guaranteed $9.9 billion and $6.8 billion, respectively, in UPB of long-term standby commitments. These long-term standby commitments totaled $19.2 billion and $12.4 billion of UPB at December 31, 2013 and 2012, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.1 billion and $9.4 billion in UPB at December 31, 2013 and 2012, respectively. In addition, as of December 31, 2013 and 2012, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $0.9 billion and $1.7 billion, respectively.
Derivative Instruments
Derivative instruments include written options, written swaptions, interest-rate swap guarantees, and short-term default guarantee commitments accounted for as credit derivatives. See “NOTE 9: DERIVATIVES” for further discussion of these derivative guarantees.
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

239	Freddie Mac

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
Other Indemnifications
In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See “NOTE 17: LEGAL CONTINGENCIES” for further information on ongoing litigation. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at December 31, 2013 and 2012.
As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be remarketed. Any such advances are treated as loans and are secured by a pledge to us of the repurchased securities until the securities are remarketed. We hold cash and cash equivalents on our consolidated balance sheets for the amount of these commitments. No advances under these liquidity guarantees were outstanding at December 31, 2013 and 2012.
NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS
Single-Family Credit Guarantee Portfolio
Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.
The table below summarizes the concentration by year of origination and geographical area of the approximately $1.7 trillion and $1.6 trillion UPB of our single-family credit guarantee portfolio at December 31, 2013 and 2012, respectively. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”, "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES”, and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

240	Freddie Mac

Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	December 31, 2013		December 31, 2012		Percent of Credit Losses(1) Year Ended
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	December 31, 2013	December 31, 2012
Year of Origination
2013	16%	—%	N/A	N/A	<1%	N/A
2012	16	—	14%	—%	<1	<1%
2011	8	0.2	10	0.1	<1	<1
2010	7	0.4	10	0.3	1	1
2009	7	0.9	11	0.7	2	1
Subtotal - New single-family book	54	0.2	45	0.3	3	2
HARP and other relief refinance loans(3)	21	0.6	18	0.7	7	2
2005 to 2008 Legacy single-family book	16	8.8	24	9.6	81	87
Pre-2005 Legacy single-family book	9	3.2	13	3.2	9	9
Total	100%	2.4%	100%	3.3%	100%	100%
Region(4)
West	28%	1.7%	28%	2.8%	24%	44%
Northeast	26	3.2	25	3.8	15	8
North Central	18	1.8	18	2.5	23	20
Southeast	16	3.4	17	5.0	35	24
Southwest	12	1.4	12	1.7	3	4
Total	100%	2.4%	100%	3.3%	100%	100%
State
Arizona, California, Florida, and Nevada(5)	26%	3.0%	25%	5.0%	47%	54%
Illinois, Michigan, and Ohio(6)	11	2.1	11	3.0	19	15
New York and New Jersey(7)	9	5.1	9	5.5	3	2
All other	54	1.9	55	2.4	31	29
Total	100%	2.4%	100%	3.3%	100%	100%

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

(3)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2013). All other refinance loans are presented in the year that the refinancing occurred. Prior period information has been revised to conform with the current period presentation.

(4)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(5)	Represents the four states that had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured using Freddie Mac’s home price index.

(6)	Represents selected states in the North Central region that have experienced adverse economic conditions since 2006.

(7)	Represents two states with a judicial foreclosure process in which there are a significant number of seriously delinquent loans within our single-family credit guarantee portfolio.
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

241	Freddie Mac

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
Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(1)		Serious Delinquency Rate
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Interest-only	2%	3%	12.5%	16.3%
Option ARM(2)	<1	<1	12.3	16.3
Alt-A(3)	3	5	10.1	11.4
Original LTV ratio greater than 90%(4)	16	13	3.2	4.8
Lower FICO scores at origination (less than 620)	3	3	10.0	12.2

(1)	Based on UPB.

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
The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 10% and 15% at December 31, 2013 and 2012, respectively. An increase in the estimated current LTV ratio of a loan indicates that the borrower’s equity in the home has declined, and can negatively affect the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 9.9% and 12.7% as of December 31, 2013 and 2012, respectively. Loans in our 2005-2008 Legacy single-family book have been more affected by declines in home prices during the housing crisis that began in 2006 than loans originated in other years. Our 2005-2008 Legacy single-family book comprised approximately 16% of our single-family credit guarantee portfolio, based on UPB at December 31, 2013, and these loans accounted for approximately 81% and 87% of our credit losses during 2013 and 2012, respectively.
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
Multifamily Mortgage Portfolio
The table below summarizes the concentration of multifamily mortgages in our multifamily mortgage portfolio by certain attributes. Information presented for multifamily mortgage loans includes certain categories based on loan or borrower characteristics present at origination. The table includes a presentation of each category in isolation. A single loan may fall within more than one category (for example, a loan with an original LTV ratio greater than 80% may also have an original DSCR below 1.10).

242	Freddie Mac

Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	December 31, 2013		December 31, 2012
	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
	(dollars in billions)
State(2)
California	$22.4	0.03%	$21.1	0.12%
Texas	16.7	0.02	15.9	0.13
New York	11.4	0.12	10.7	0.09
Florida	9.3	0.28	8.4	0.12
Virginia	7.0	0.37	6.6	—
Maryland	6.7	—	6.9	—
All other states	59.3	0.08	57.8	0.32
Total	$132.8	0.09%	$127.4	0.19%
Region(3)
Northeast	$37.5	0.10%	$36.1	0.04%
West	33.8	0.07	31.8	0.09
Southwest	26.2	0.05	25.4	0.22
Southeast	24.1	0.16	23.4	0.54
North Central	11.2	0.07	10.7	0.19
Total	$132.8	0.09%	$127.4	0.19%
Other Categories(4)
Original LTV ratio greater than 80%	$5.6	0.19%	$5.8	2.31%
Original DSCR below 1.10	2.2	—	2.3	2.97

(1)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.

(2)	Represents the six states with the highest UPB at December 31, 2013.

(3)	See endnote (4) to “Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio” for a description of these regions.

(4)	These categories are not mutually exclusive and a loan in one category may also be included within another category.
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
We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 2% and 3% at December 31, 2013 and 2012, respectively, and our estimate of the current average DSCR for these loans was 0.95 and 1.0, respectively. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 3% at both December 31, 2013 and 2012 and the average current LTV ratio of these loans was 95% and 111%, respectively. Our estimates of current DSCRs are based on the latest available income information for these properties and our assessments of market conditions. Our estimates of the current LTV ratios are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value. Although we use the most recently available financial results of our multifamily borrowers to estimate a property’s value, there may be a significant lag in reporting, which could be six months or more, as they complete their financial results in the normal course of business. Our internal estimates of property valuation are derived using techniques that include income capitalization, discounted cash flows, comparable sales, or replacement costs.
Seller/Servicers
We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers and we are exposed to the risk that we could lose purchase volume to the extent certain arrangements with these lenders are terminated. Our top 10 single-family seller/servicers provided approximately 64% of our single-family purchase volume during 2013. Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. accounted for 17% and 13%, respectively, of our single-family

243	Freddie Mac

mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during 2013.
We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide on the appeal. As of December 31, 2013 and 2012, the UPB of loans subject to our repurchase requests (seller and servicer related) issued to our single-family seller/servicers was approximately $2.2 billion and $3.0 billion, of which approximately 27% and 41%, respectively, were outstanding for four months or more since issuance as measured by the related UPB of the loans (these figures include repurchase requests for which appeals were pending). As of December 31, 2013, two of our largest seller/servicers (Bank of America, N.A. and JPMorgan Chase Bank, N.A.) had aggregate repurchase requests outstanding, based on UPB, of $0.9 billion, and approximately 49% were outstanding for four months or more since issuance. During 2013 and 2012, we recovered amounts that covered losses with respect to $5.6 billion and $3.5 billion, respectively, in UPB of loans subject to our repurchase requests.
During 2013, we entered into settlement agreements with a number of counterparties to release specified loans from certain seller repurchase obligations in exchange for one-time cash payments, which totaled approximately $2.4 billion in aggregate. These agreements related to loans with $280.4 billion in aggregate principal amount (as of the dates of the respective agreements) and we recognized a benefit for credit losses of $1.7 billion included within our consolidated statement of operations during 2013. The counterparties to these agreements included GMAC Mortgage LLC, Wells Fargo Bank, N.A., CitiMortgage, Inc., Citibank, N.A., SunTrust Mortgage, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., FifthThird Bank, N.A., PNC Bank, N.A., U.S. Bancorp, and Flagstar Bank, FSB.
As of December 31, 2013, single-family loans with aggregate UPB of approximately $389.6 billion (representing 24% of our single-family credit guarantee portfolio) had been released from repurchase obligations primarily because either: (a) the mortgages are subject to negotiated agreements; or (b) the seller/servicers were no longer in business and their obligations have been discharged or a settlement amount was determined in bankruptcy or receivership proceedings.
At the direction of FHFA, Freddie Mac and Fannie Mae have launched a new representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. The objective of the new framework is to clarify lenders’ repurchase exposures and liability on future sales of mortgage loans to Freddie Mac and Fannie Mae. The new framework does not affect seller/servicers’ obligations under their contracts with us with respect to loans sold to us prior to January 1, 2013. The new framework also does not affect their obligation to service these loans in accordance with our servicing standards. Under this new framework, lenders will be relieved of certain repurchase obligations for loans that meet specific payment requirements. This includes, subject to certain exclusions, loans with 36 months (12 months for relief refinance mortgages) of consecutive, on-time payments after we purchase them.
As of December 31, 2013, approximately 24% in UPB of loans in our single-family credit guarantee portfolio were purchased during 2013 and subject to this representation and warranty framework.
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
A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 24% and 13%, respectively, of our single-family mortgage loans, as of December 31, 2013 and together serviced approximately 37% of our single-family mortgage loans.
As of December 31, 2013 our top three multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., and CBRE Capital Markets, Inc., each serviced more than 10% of our multifamily mortgage portfolio, excluding K Certificates, and together serviced approximately 37% of this portfolio.

244	Freddie Mac

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
Mortgage Insurers
We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. We evaluate the recovery and collectability from insurance policies for mortgage loans that we hold for investment as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for additional information. As of December 31, 2013, mortgage insurers provided coverage with maximum loss limits of $52.0 billion, for $209.9 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both primary and pool insurance. Our top four mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (MGIC), Radian Guaranty Inc. (Radian), United Guaranty Residential Insurance Company, and Genworth Mortgage Insurance Corporation each accounted for more than 10% and collectively represented approximately 78% of our overall mortgage insurance coverage at December 31, 2013. Three of our mortgage insurance counterparties are no longer rated by either S&P or Moody’s because they are under court-ordered or state supervision. Of our four largest counterparties, three are rated B, and one is rated BBB+, as of December 31, 2013, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.
We and MGIC were involved in litigation concerning our current and future claims under certain of MGIC’s pool insurance policies. In the litigation, we contended that the policies had approximately $0.5 billion more in coverage than MGIC contended was provided for under the policies. In December 2012, we entered into a settlement agreement with MGIC concerning this dispute. Under the terms of the settlement, MGIC paid us $100 million in December 2012, and is paying us an additional $167.5 million in monthly installments over four years beginning on January 2, 2013.
We received proceeds of $2.0 billion during both 2013 and 2012 from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.7 billion and $1.3 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of December 31, 2013 and 2012, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $0.5 billion and $0.8 billion at December 31, 2013 and 2012, respectively.
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
In August 2011, we suspended Republic Mortgage Insurance Corporation (or RMIC) and its affiliates, and PMI Mortgage Insurance Co. (or PMI) and its affiliates as approved mortgage insurers for Freddie Mac loans, making loans insured by them ineligible for sale to Freddie Mac (except relief refinance loans with pre-existing insurance). Both RMIC and PMI ceased writing new business during the third quarter of 2011. RMIC instituted a partial claim payment plan in January 2012, under which claim payments were made 50% in cash and 50% in deferred payment obligations for an initial period not to exceed one year. In November 2012, RMIC announced that its state regulator approved its corrective plan, which provided for the run-off of its existing business. Under the corrective plan, RMIC is paying claims, settled on or after January 19, 2012, 60% in cash and a deferred payment obligation for the remaining 40% which will be retained in claim reserves until a future pay-out date. PMI instituted a partial claim payment plan in October 2011, under which claim payments were made 50% in cash, with the remaining amount deferred as a policyholder claim. In April 2013, PMI began paying valid claims 55% in cash and 45% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled at 50% in cash.
In June 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations under order of its state regulator. In October 2013, Triad’s plan of rehabilitation was approved. In December 2013, under this plan, Triad began paying valid claims 75% in cash and a one-time cash payment was made to us for claims previously settled for 60% in cash.
It is not clear how the regulators of PMI, RMIC, or Triad will administer the balance of their respective deferred payment plans, nor when or if those obligations will be paid.

245	Freddie Mac

Bond Insurers
Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. At December 31, 2013, the maximum principal exposure to credit losses related to such policies was $7.8 billion. At December 31, 2013, our top four bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), National Public Finance Guarantee Corp., and MBIA Insurance Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 90% of our total coverage.
In June 2012, a rehabilitation order was signed granting the Superintendent of Financial Services of the State of New York the authority to take possession and/or control of FGIC’s property and assets and to conduct FGIC’s business. In September 2012, the Superintendent of Financial Services filed a proposed plan of rehabilitation for FGIC. Certain trustees objected to the proposed plan, and a revised plan was filed in December 2012. In June 2013, FGIC’s plan of rehabilitation was approved under which permitted claims will be paid 17% in cash and the remainder in deferred payment obligations. FGIC has begun payment of initial permitted claims and settlement of deferred obligations in accordance with the plan.
In the third quarter of 2012, Ambac, which had not paid claims since March 2010, began making partial cash payments of the permitted amount of each policy claim. In 2013, Ambac also began making supplemental payments, equal to all or a portion of the permitted policy claim, with respect to certain specified securities. In March 2010, Ambac established a segregated account for certain Ambac-insured securities, including some of those held by Freddie Mac. Upon the request of the Wisconsin Office of the Commissioner of Insurance, the Wisconsin circuit court put the segregated account into rehabilitation (i.e., a state insolvency proceeding). The Office of the Commissioner of Insurance subsequently filed a plan of rehabilitation with the court. The plan was approved by the court in January 2011, but has not yet been implemented due to various disputes among interested parties. In November 2010, Ambac Financial Group Inc., the parent company of Ambac, filed for bankruptcy.
We expect to receive substantially less than full payment of our claims from Ambac and FGIC as these companies are either insolvent or in rehabilitation. We believe that we will also likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. We evaluate the expected recovery from primary bond insurance policies as part of our impairment analysis for our investments in securities. See “NOTE 7: INVESTMENTS IN SECURITIES” for further information on our evaluation of impairment on securities covered by bond insurance.
Cash and Other Investments Counterparties
We are exposed to institutional credit risk arising from the potential insolvency or non-performance of counterparties of non-mortgage-related investment agreements and cash equivalent transactions, including those entered into on behalf of our securitization trusts. Our policies require that the issuer be rated as investment grade at the time the financial instrument is purchased. We base the permitted term and dollar limits for each of these transactions on the counterparty's financial strength in order to further mitigate our risk.
Our cash and other investment counterparties are primarily major institutions, Treasury, and the Federal Reserve Bank of New York. As of December 31, 2013 and 2012, including amounts related to our consolidated VIEs, there were $85.9 billion and $60.7 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; or (c) cash deposited with the Federal Reserve Bank of New York. As of December 31, 2013 these included:

•	$50.3 billion of securities purchased under agreements to resell with 11 counterparties that had short-term S&P ratings of A-1 or above;

•	$6.1 billion of securities purchased under agreements to resell with one counterparty that had a short-term S&P rating of A-2;

•
$6.0 billion of securities purchased under agreements to resell with one counterparty that does not have a short-term S&P or other third-party credit rating, but was evaluated under the company's counterparty credit risk system and was determined to be eligible for this transaction (by providing more than 100% in approved collateral);

•	$3.9 billion of cash equivalents invested in Treasury securities; and

•	$19.4 billion of cash deposited with the Federal Reserve Bank of New York (as a non-interest-bearing deposit).
In February 2014, we reached a settlement with Lehman Brothers Holdings Inc. pursuant to which we will receive $767 million to resolve our claims related to Lehman’s bankruptcy. Consequently, we adjusted our December 31, 2013 estimate of the expected recoveries of our receivable by $350 million, which reduced other expenses by the same amount. For more information, see “NOTE 17: LEGAL CONTINGENCIES."

246	Freddie Mac

Non-Agency Mortgage-Related Security Issuers
We are engaged in various loss mitigation efforts concerning certain investments in non-agency mortgage-related securities, including the activities discussed below. The effectiveness of these various loss mitigation efforts is uncertain, in part because our rights as an investor are limited, and any potential recoveries may take significant time to realize.
In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against 18 corporate families of financial institutions and related defendants seeking to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued or sold by, or backed by mortgages originated by, these financial institutions or control persons thereof. These institutions include some of our largest seller/servicers and counterparties, including counterparties to debt funding and derivatives transactions. We and FHFA reached settlements with the following parties in 2013:

•	General Electric Company and affiliates (January 2013)

•	Citigroup Inc. and affiliates (May 2013)

•	UBS Americas, Inc. (July 2013)

•	JPMorgan Chase & Co. and certain affiliated entities and other persons (October 2013)

•	Ally Financial Inc. (October 2013)

•	Deutsche Bank AG (December 2013)
Lawsuits against a number of other parties are currently pending.
In addition, during September 2013, we reached a settlement with Wells Fargo Bank, N.A. and affiliates concerning claims related to certain residential non-agency mortgage-related securities.
During 2013, we recognized $5.5 billion within non-interest income on our consolidated statements of comprehensive income associated with these settlements. In February 2014, we and FHFA entered into an agreement with Morgan Stanley, and related parties, to settle litigation related to certain residential non-agency mortgage-related securities we hold. Under the agreement, we will be paid $625 million, which will be reflected in our consolidated financial results for the first quarter of 2014.
In June 2011, Bank of America Corporation, BAC Home Loans Servicing, LP, Countrywide Financial Corporation and Countrywide Home Loans, Inc. entered into a settlement agreement with The Bank of New York Mellon, as trustee, to resolve certain claims with respect to a number of Countrywide first-lien and second-lien residential mortgage-related securitization trusts. We have investments in certain of these Countrywide securitization trusts and would expect to benefit from this settlement, if final court approval is obtained. Bank of America indicated that the settlement would be subject to final court approval and certain other conditions. In January 2014, a New York state court approved a significant portion of the settlement. There can be no assurance that final court approval of the entire settlement will be obtained or that all conditions will be satisfied. Given the complexity of the settlement and the possibility that the January 2014 court decision will be appealed, it is not possible to predict the timing or ultimate outcome of the court approval process, which could take substantial additional time.
Derivative Portfolio
Our use of cleared derivatives, exchange-traded derivatives, and OTC derivatives exposes us to institutional credit risk. The requirement that we post initial and variation margin in connection with exchange-traded derivatives and cleared derivatives exposes us to institutional credit risk in the event that our clearing members or the clearinghouse fail to meet their obligations. However, the use of exchange-traded derivatives and cleared derivatives mitigates our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open exchange-traded contracts and cleared derivatives are settled or collateralized daily via payments made through the clearinghouse. OTC derivatives, however, expose us to institutional credit risk to individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations.
For more information about our derivative counterparties as well as related master netting and collateral agreements, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES.”
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

247	Freddie Mac

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option, as of December 31, 2013 and 2012.
Table 16.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

248	Freddie Mac

	Fair Value at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$38,720	$1,939	$—	$40,659
Fannie Mae	—	10,666	131	—	10,797
Ginnie Mae	—	155	12	—	167
CMBS	—	27,229	3,109	—	30,338
Subprime	—	—	27,499	—	27,499
Option ARM	—	—	6,574	—	6,574
Alt-A and other	—	—	8,706	—	8,706
Obligations of states and political subdivisions	—	—	3,495	—	3,495
Manufactured housing	—	—	684	—	684
Total available-for-sale securities, at fair value	—	76,770	52,149	—	128,919
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	9,006	343	—	9,349
Fannie Mae	—	6,959	221	—	7,180
Ginnie Mae	—	24	74	—	98
Other	—	133	8	—	141
Total mortgage-related securities	—	16,122	646	—	16,768
Non-mortgage-related securities:
Treasury bills	2,254	—	—	—	2,254
Treasury notes	4,382	—	—	—	4,382
Total non-mortgage-related securities	6,636	—	—	—	6,636
Total trading securities, at fair value	6,636	16,122	646	—	23,404
Total investments in securities	6,636	92,892	52,795	—	152,323
Mortgage loans:
Held-for-sale, at fair value	—	8,727	—	—	8,727
Derivative assets, net:
Interest-rate swaps	—	10,009	10	—	10,019
Option-based derivatives	—	4,112	—	—	4,112
Other	—	99	1	—	100
Subtotal, before netting adjustments	—	14,220	11	—	14,231
Netting adjustments(1)	—	—	—	(13,168)	(13,168)
Total derivative assets, net	—	14,220	11	(13,168)	1,063
Other assets:
Guarantee asset, at fair value	—	—	1,611	—	1,611
All other, at fair value	—	—	9	—	9
Total other assets	—	—	1,620	—	1,620
Total assets carried at fair value on a recurring basis	$6,636	$115,839	$54,426	$(13,168)	$163,733
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$59	$—	$—	$59
Other debt, at fair value	—	1,155	1,528	—	2,683
Derivative liabilities, net:
Interest-rate swaps	—	13,022	295	—	13,317
Option-based derivatives	—	201	3	—	204
Other	—	68	38	—	106
Subtotal, before netting adjustments	—	13,291	336	—	13,627
Netting adjustments(1)	—	—	—	(13,447)	(13,447)
Total derivative liabilities, net	—	13,291	336	(13,447)	180
Total liabilities carried at fair value on a recurring basis	$—	$14,505	$1,864	$(13,447)	$2,922

249	Freddie Mac

	Fair Value at December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$56,713	$1,802	$—	$58,515
Fannie Mae	—	15,117	163	—	15,280
Ginnie Mae	—	193	16	—	209
CMBS	—	47,878	3,429	—	51,307
Subprime	—	—	26,457	—	26,457
Option ARM	—	—	5,717	—	5,717
Alt-A and other	—	—	10,904	—	10,904
Obligations of states and political subdivisions	—	—	5,798	—	5,798
Manufactured housing	—	—	709	—	709
Total available-for-sale securities, at fair value	—	119,901	54,995	—	174,896
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	9,189	1,165	—	10,354
Fannie Mae	—	10,026	312	—	10,338
Ginnie Mae	—	39	92	—	131
Other	—	135	21	—	156
Total mortgage-related securities	—	19,389	1,590	—	20,979
Non-mortgage-related securities:
Asset-backed securities	—	292	—	—	292
Treasury bills	1,160	—	—	—	1,160
Treasury notes	19,061	—	—	—	19,061
Total non-mortgage-related securities	20,221	292	—	—	20,513
Total trading securities, at fair value	20,221	19,681	1,590	—	41,492
Total investments in securities	20,221	139,582	56,585	—	216,388
Mortgage loans:
Held-for-sale, at fair value	—	—	14,238	—	14,238
Derivative assets, net:
Interest-rate swaps	27	13,920	18	—	13,965
Option-based derivatives	—	10,097	—	—	10,097
Other	37	92	2	—	131
Subtotal, before netting adjustments	64	24,109	20	—	24,193
Netting adjustments(1)	—	—	—	(23,536)	(23,536)
Total derivative assets, net	64	24,109	20	(23,536)	657
Other assets:
Guarantee asset, at fair value	—	—	1,029	—	1,029
All other, at fair value	—	—	114	—	114
Total other assets	—	—	1,143	—	1,143
Total assets carried at fair value on a recurring basis	$20,285	$163,691	$71,986	$(23,536)	$232,426
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$70	$—	$—	$70
Other debt, at fair value	—	—	2,187	—	2,187
Derivative liabilities, net:
Interest-rate swaps	5	30,213	26	—	30,244
Option-based derivatives	—	749	1	—	750
Other	3	52	40	—	95
Subtotal, before netting adjustments	8	31,014	67	—	31,089
Netting adjustments(1)	—	—	—	(30,911)	(30,911)
Total derivative liabilities, net	8	31,014	67	(30,911)	178
Total liabilities carried at fair value on a recurring basis	$8	$31,084	$2,254	$(30,911)	$2,435

250	Freddie Mac

(1)
Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable. The net cash collateral posted was $871 million and $8.2 billion, respectively, at December 31, 2013 and 2012. The net interest receivable (payable) of derivative assets and derivative liabilities was $(0.6) billion and $(0.8) billion at December 31, 2013 and 2012, respectively, which was mainly related to interest rate swaps.

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
For the year ended December 31, 2013, our transfers between Level 1 and Level 2 assets and liabilities were $27 million and $5 million, respectively. For the year ended December 31, 2012, our transfers between Level 1 and Level 2 assets and liabilities were less than $1 million.
The table below presents a reconciliation of all assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012, including transfers into and out of Level 3 assets and liabilities. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities for the years ended December 31, 2013 and 2012. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

251	Freddie Mac

Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Year Ended December 31, 2013
		Realized and unrealized gains (losses)
	Balance, January 1, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, December 31, 2013	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,802	$2	$109	$111	$239	$—	$(86)	$(152)	$25	$—	$1,939	$—
Fannie Mae	163	—	(3)	(3)	—	—	—	(29)	—	—	131	—
Ginnie Mae	16	—	—	—	—	—	—	(4)	—	—	12	—
CMBS	3,429	6	(266)	(260)	—	—	(36)	(24)	—	—	3,109	—
Subprime	26,457	(1,260)	6,648	5,388	—	—	(403)	(3,943)	—	—	27,499	(1,258)
Option ARM	5,717	(61)	1,694	1,633	—	—	(75)	(701)	—	—	6,574	(58)
Alt-A and other	10,904	(128)	1,341	1,213	—	—	(2,001)	(1,410)	—	—	8,706	(179)
Obligations of states and political subdivisions	5,798	13	(188)	(175)	(10)	—	(533)	(1,585)	—	—	3,495	—
Manufactured housing	709	(1)	62	61	—	—	—	(86)	—	—	684	(1)
Total available-for-sale mortgage-related securities	54,995	(1,429)	9,397	7,968	229	—	(3,134)	(7,934)	25	—	52,149	(1,496)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,165	(50)	—	(50)	1,271	269	(1,476)	(64)	1	(773)	343	(53)
Fannie Mae	312	(42)	—	(42)	2	—	(2)	(25)	43	(67)	221	(42)
Ginnie Mae	92	(1)	—	(1)	3	—	—	(15)	—	(5)	74	(1)
Other	21	—	—	—	—	—	—	(3)	—	(10)	8	—
Total trading mortgage-related securities	1,590	(93)	—	(93)	1,276	269	(1,478)	(107)	44	(855)	646	(96)
Mortgage loans:
Held-for-sale, at fair value	14,238	—	—	—	—	—	—	—	—	(14,238)	—	—
Other assets:
Guarantee asset(7)	1,029	4	—	4	—	688	—	(110)	—	—	1,611	4
All other, at fair value	114	30	—	30	—	—	(135)	—	—	—	9	7
Total other assets	1,143	34	—	34	—	688	(135)	(110)	—	—	1,620	11

		Realized and unrealized (gains) losses
	Balance, January 1, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, December 31, 2013	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$2,187	$11	$—	$11	$—	$1,130	$—	$(670)	$—	$(1,130)	$1,528	$4
Net derivatives(8)	47	301	—	301	—	12	—	(35)	—	—	325	274

252	Freddie Mac

	Year Ended December 31, 2012
		Realized and unrealized gains (losses)
	Balance, January 1, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, December 31, 2012	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,048	$—	$18	$18	$—	$—	$—	$(144)	$—	$(120)	$1,802	$—
Fannie Mae	172	—	1	1	—	—	—	(31)	21	—	163	—
Ginnie Mae	12	—	—	—	—	—	—	(4)	8	—	16	—
CMBS	3,756	76	(38)	38	—	—	(331)	(34)	—	—	3,429	—
Subprime	27,999	(1,274)	4,301	3,027	—	—	—	(4,569)	—	—	26,457	(1,274)
Option ARM	5,865	(552)	1,417	865	—	—	(15)	(998)	—	—	5,717	(556)
Alt-A and other	10,868	(196)	1,822	1,626	—	—	—	(1,601)	11	—	10,904	(196)
Obligations of states and political subdivisions	7,824	19	108	127	—	—	(482)	(1,671)	—	—	5,798	—
Manufactured housing	766	(4)	47	43	—	—	—	(100)	—	—	709	(4)
Total available-for-sale mortgage-related securities	59,310	(1,931)	7,676	5,745	—	—	(828)	(9,152)	40	(120)	54,995	(2,030)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,866	(389)	—	(389)	25	95	(76)	(206)	92	(242)	1,165	(390)
Fannie Mae	538	(131)	—	(131)	(5)	—	5	(35)	—	(60)	312	(131)
Ginnie Mae	22	1	—	1	—	—	—	(16)	98	(13)	92	1
Other	90	—	—	—	—	18	(10)	(3)	—	(74)	21	(1)
Total trading mortgage-related securities	2,516	(519)	—	(519)	20	113	(81)	(260)	190	(389)	1,590	(521)
Mortgage loans:
Held-for-sale, at fair value	9,710	1,011	—	1,011	25,340	—	(21,764)	(59)	—	—	14,238	263
Other assets:
Guarantee asset(7)	752	(23)	—	(23)	—	382	—	(82)	—	—	1,029	(23)
All other, at fair value	151	(37)	—	(37)	—	—	—	—	—	—	114	(37)
Total other assets	903	(60)	—	(60)	—	382	—	(82)	—	—	1,143	(60)

		Realized and unrealized (gains) losses
	Balance, January 1, 2012	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, December 31, 2012	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$—	$(16)	$—	$(16)	$—	$—	$—	$(812)	$3,015	$—	$2,187	$(6)
Net derivatives(8)	(17)	30	—	30	—	3	—	(2)	—	33	47	15

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

(2)	Changes in fair value of derivatives not designated as accounting hedges are recorded in derivative gains (losses) on our consolidated statements of comprehensive income.

(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of comprehensive income.

253	Freddie Mac

(4)
For held-for-sale mortgage loans with the fair value option elected, gains (losses) on fair value changes and from sales of mortgage loans are recorded in other income on our consolidated statements of comprehensive income.

(5)
Transfers out of Level 3 during the year ended December 31, 2013 are due to: (a) our enhancement to our pricing methodology for multifamily mortgage loans, held-for-sale, to more directly reflect the increasingly observable nature of our exit market of loan securitization; and (b) an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services for: (i) trading mortgage-related securities; and (ii) STACR debt notes included in other debt at fair value.

(6)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at December 31, 2013 and 2012, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.

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

Assets Measured at Fair Value on a Non-Recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis after our initial recognition. These adjustments usually result from application of lower-of-cost-or-fair-value accounting or write-downs of individual assets. These assets include impaired held-for-investment multifamily mortgage loans and REO, net.
The table below presents assets measured in our consolidated balance sheets at fair value on a non-recurring basis at December 31, 2013 and 2012, respectively.
Table 16.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at December 31,
	2013				2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$515	$515	$—	$—	$1,025	$1,025
REO, net(2)	—	—	1,837	1,837	—	—	776	776
Total assets measured at fair value on a non-recurring basis	$—	$—	$2,352	$2,352	$—	$—	$1,801	$1,801

	Total Gains (Losses)(3)
	Year Ended December 31,
	2013	2012	2011
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$22	$(49)	$(16)
REO, net(2)	(50)	(22)	(118)
Total gains (losses)	$(28)	$(71)	$(134)

(1)
Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans consist of impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.

(2)
Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $1.8 billion, less estimated costs to sell of $118 million (or approximately $1.7 billion) at December 31, 2013. The carrying amount of REO, net was written down to fair value of $0.8 billion , less estimated costs to sell of $50 million (or approximately $0.7 billion) at December 31, 2012.

(3)	Represents the total net gains (losses) recorded on items measured at fair value on a non-recurring basis for the years ended December 31, 2013, 2012, and 2011, respectively.
Valuation Processes and Controls Over Fair Value Measurement
We designed our control processes so that our fair value measurements are appropriate and reliable, that they are based on observable inputs where possible, and that our valuation approaches are consistently applied and the assumptions and inputs are

254	Freddie Mac

reasonable. Our control processes provide a framework for segregation of duties and oversight of our fair value methodologies, techniques, validation procedures, and results.
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
The validation procedures performed by ERM are intended to ensure that the prices we receive from third parties are consistent with our observations of market activity, and that fair value measurements developed using internal data reflect the assumptions that a market participant would use in pricing our assets and liabilities. These validation procedures include performing a monthly independent verification of fair value measurements through independent modeling, analytics, and comparisons to other market source data, if available. Where applicable, prices are back-tested by comparing actual settlement prices to our fair value measurements. Analytical procedures include automated checks consisting of prior-period variance analysis, comparisons of actual prices to internally calculated expected prices based on observable market changes, analysis of changes in pricing ranges, relative value comparisons, and comparisons using modeled yields. Thresholds are set for each product category by ERM to identify exceptions that require further analysis. If a price is outside of our established thresholds, we perform additional validation procedures, including supplemental analytics and/or follow up discussions with the third-party provider. If we are unable to validate the reasonableness of a given price, we ultimately do not use that price for fair value measurements in our consolidated financial statements. These reviews are risk-based, cover all product categories, and are executed before we finalize the prices used in preparing our fair value measurements for our financial statements.
In addition to performing the validation procedures noted above, ERM provides independent risk governance over all valuation processes by establishing and maintaining a corporate-wide valuation control policy. ERM also independently reviews key judgments, methodologies, and valuation techniques to ensure compliance with established policies.
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
Where models are employed to assist in the measurement and verification of fair values, changes made to those models during the period are reviewed and approved according to the corporate model change governance process, with all material changes reviewed at the Valuation Committee. Inputs used by models are regularly updated for changes in the underlying data, assumptions, valuation inputs, and market conditions, and are subject to the valuation controls noted above.
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
In limited circumstances, we receive prices or pricing-related data that we adjust or use as an input to our models or other valuation techniques to measure fair value, as described in “Valuation Techniques for Assets and Liabilities Measured in Our Consolidated Balance Sheets at Fair Value — Derivative Assets, Net and Derivative Liabilities, Net.” In other limited

255	Freddie Mac

circumstances, we receive prices from a third-party provider and use those prices without adjustment, but the inputs used by the third-party provider to develop the prices are reasonably available to us, as described in “Valuation Techniques for Assets and Liabilities Measured in Our Consolidated Balance Sheets at Fair Value — Mortgage Loans, Held-for-Sale” and “ — Other Assets and Other Liabilities.”
Valuation Techniques for Assets and Liabilities Measured in Our Consolidated Balance Sheets at Fair Value
We categorize assets and liabilities that we measure and report in our consolidated balance sheets at fair value within the fair value hierarchy based on the valuation techniques used to derive the fair value and our judgment regarding the observability of the related inputs. The following is a description of the valuation techniques we use for fair value measurement and disclosure; the significant inputs used in those techniques (if applicable); our basis for classifying the measurements as Level 1, Level 2, or Level 3 of the fair value hierarchy; and, for those measurements classified as Level 3 of the hierarchy, a narrative description of the sensitivity of the fair value measurement to changes in significant unobservable inputs and a description of any interrelationships between those unobservable inputs. Although the sensitivities of the unobservable inputs are generally discussed below in isolation, interrelationships exist among the inputs such that a change in one unobservable input typically results in a change to one or more of the other inputs. For example, the most common interrelationship that impacts the majority of our fair value measurements is between future interest rates, prepayment speeds, and probabilities of default. Generally, a change in the assumption used for future interest rates results in a directionally opposite change in the assumption used for prepayment speeds and a directionally similar change in the assumption used for probabilities of default.
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

256	Freddie Mac

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
Other Derivatives
Other derivatives consist of exchange-traded futures, foreign-currency swaps, and certain forward purchase and sale commitments.

257	Freddie Mac

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
Certain purchase and sale commitments are also considered to be derivatives and are valued using the same techniques we use to value the underlying instruments we are committing to purchase or sell. These instruments generally have observable market pricing and are classified as Level 2. Valuation techniques for commitments to purchase or sell investment securities and to extinguish or issue debt securities of consolidated trusts are further discussed in “Investments in Securities.” Valuation techniques for commitments to purchase single-family mortgage loans are further discussed in “Valuation Techniques for Assets and Liabilities Not Measured in Our Consolidated Balance Sheets at Fair Value, but for Which the Fair Value is Disclosed — Mortgage Loans.”
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
REO, Net
REO, net consists primarily of single-family REO. REO, net is initially measured at its fair value less costs to sell, and is subsequently measured at the lower of cost or fair value less costs to sell. REO, net is valued using an internal model. Under this technique, our internal model uses actual REO disposition prices for the prior three months, calibrated to the most recent month's disposition prices, to determine the average sales proceeds per property at the state level, expressed as a fixed percentage based on the ratio of the disposition price to the UPB of the associated loan. This fixed percentage is then applied to the UPB immediately prior to the acquisition to determine the fair value of the individual property. Certain adjustments, such as state-level adjustments, are made to the estimated fair value, as applicable. The significant unobservable input used in the fair value measurement of REO, net is the historical average sales proceeds per property by state. Significant increases (decreases) in the historical average sales proceeds per property by state in isolation would result in a significantly higher (lower) fair value measurement. REO, net is classified as Level 3 as significant inputs used in the fair value measurement are unobservable.
Debt Securities of Consolidated Trusts Held by Third Parties, at Fair Value
We elected the fair value option for certain debt securities of consolidated trusts held by third parties. These consist of certain multifamily K Certificates where we are in a first loss position and certain REMIC interest-only mortgage-related debt securities. These are valued using either the median of external sources or a single external source (which may be the

258	Freddie Mac

counterparty to the transaction) and are classified as Level 2 due to market pricing that is observable. See “Fair Value Option — Debt Securities of Consolidated Trusts Held by Third Parties” for additional information.
Other Debt, at Fair Value
We elected the fair value option on: (a) STACR debt notes; (b) extendible variable-rate notes containing quarterly options for investors to extend the maturity of the notes; and (c) foreign-currency denominated debt instruments. Our STACR debt notes are valued using the median of external sources and are classified as Level 2 based on observable market prices. Extendible variable-rate notes and foreign-currency denominated debt are valued using either the median of external sources or a single external source (which may be the counterparty to the transaction) and are classified as Level 3 due to the low volume and level of activity in the market for these types of debt instruments. See “Fair Value Option — Other Debt” for additional information.
Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured in Our Consolidated Balance Sheets at Fair Value
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3) as of December 31, 2013 and 2012.

259	Freddie Mac

 Table 16.4 — Quantitative Information about Recurring Level 3 Fair Value Measurements

	December 31, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		$1,547	Risk metric	Effective duration(2)	2.25 - 5.17 years	2.44 years
		133	Single external source	External pricing source	$99.3 - $99.3	$99.3
		259	Other
Total Freddie Mac	$40,659	1,939
Fannie Mae		91	Single external source	External pricing source	$110.5 - $110.5	$110.5
		26	Median of external sources	External pricing sources	$104.1 - $105.3	$104.7
		14	Other
Total Fannie Mae	10,797	131
Ginnie Mae		6	Median of external sources
		6	Discounted cash flows
Total Ginnie Mae	167	12
CMBS		2,942	Single external source	External pricing source	$90.9 - $90.9	$90.9
		167	Other
Total CMBS	30,338	3,109
Subprime, option ARM, and Alt-A:
Subprime		25,367	Median of external sources	External pricing sources	$64.5 - $73.8	$68.7
		2,132	Other
Total subprime	27,499	27,499
Option ARM		4,995	Median of external sources	External pricing sources	$60.8- $67.0	$64.4
		705	Discounted cash flows	OAS	461 - 944 bps	729 bps
		874	Other
Total option ARM	6,574	6,574

Alt-A and other		4,028	Single external source	External pricing source	$83.4 - $83.4	$83.4
		3,503	Median of external sources	External pricing sources	$72.5 - $79.1	$75.7
		1,175	Other
Total Alt-A and other	8,706	8,706
Obligations of states and political subdivisions		3,067	Median of external sources	External pricing sources	$98.7 - $99.7	$99.2
		428	Other
Total obligations of states and political subdivisions	3,495	3,495
Manufactured housing		577	Median of external sources	External pricing sources	$86.7 - $92.8	$89.7
		107	Other
Total manufactured housing	684	684
Total available-for-sale mortgage-related securities	128,919	52,149
Trading, at fair value
Mortgage-related securities
Agency securities:
Freddie Mac		297	Discounted cash flows	OAS	(5) - 9,441 bps	364 bps
		46	Other
Total Freddie Mac	9,349	343
Fannie Mae		191	Discounted cash flows	OAS	(2,257) - 2,295 bps	199 bps
		30	Other
Total Fannie Mae	7,180	221
Ginnie Mae		74	Median of external sources
Total Ginnie Mae	98	74
Other		7	Single external source
		1	Other
Total other	141	8
Total trading mortgage-related securities	16,768	646
Total investments in securities	$145,687	$52,795
Other assets:
Guarantee asset, at fair value		1,163	Discounted cash flows	OAS	16 - 202 bps	53 bps
		448	Median of external sources	External pricing sources	$11.6 - $25.4	$19.2
Total guarantee asset, at fair value	1,611	1,611
All other, at fair value		9	Other
Total all other, at fair value	9	9
Total other assets	1,620	1,620
Liabilities
Other debt, at fair value		1,000	Single external source	External pricing source	$100.0 - $100.0	$100.0
		528	Median of external sources	External pricing sources	$100.0 - $100.1	100.0
Total other debt recorded at fair value	2,683	1,528
Net derivatives		283	Single external source	External pricing source	$0.8 - $0.8	$0.8
		37	Discounted cash flows
		5	Other
Total net derivatives	(883)	325

260	Freddie Mac

	December 31, 2012
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
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

(2)	Effective duration is used as a proxy to represent the aggregate impact of key rate durations.

261	Freddie Mac

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured in our consolidated balance sheets at fair value on a non-recurring basis using unobservable inputs (Level 3) as of December 31, 2013 and 2012.

Table 16.5 — Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	December 31, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans
Held-for-investment		$298	Income capitalization	Capitalization rates(2)	6% - 9%	7%
		217	Third-party appraisal	Property value	$4 million - $44 million	$27 million
Total held-for-investment	$515	515
REO, net		1,837	Internal model(3)	Historical average sales proceeds per property by state(4)	$17,500 - $318,391	$105,508
Total REO, net	1,837	1,837

	December 31, 2012
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans
Held-for-investment		$711	Income capitalization	Capitalization rates(2)	5% - 9%	7%
		314	Third-party appraisal	Property value	$2 million - $43 million	$21 million
Total held-for-investment	$1,025	1,025
REO, net		771	Internal model(3)	Historical average sales proceeds per property by state(4)	$32,186 - $356,397	$102,697
		5	Other
Total REO, net	776	776

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

(3)
Represents an internal model that uses actual REO disposition prices for the prior three months, calibrated to the most recent month's disposition prices, to determine the average sales proceeds per property at the state level, expressed as a fixed percentage based on the ratio of the disposition price to the UPB of the associated loan. This valuation technique is used to measure both the initial value of REO and the subsequent write-down to current fair value.

(4)
Represents the average of three months of REO sales proceeds by state. The national average REO disposition severity ratio for our REO properties was 35.8% and 39.5% for the years ended December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments
The table below presents the carrying value and estimated fair value of our financial instruments as of December 31, 2013 and 2012.

262	Freddie Mac

Table 16.6 — Fair Value of Financial Instruments

	December 31, 2013
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$11,281	$7,360	$3,921	$—	$—	$11,281
Restricted cash and cash equivalents	12,265	12,264	1	—	—	12,265
Federal funds sold and securities purchased under agreements to resell	62,383	—	62,383	—	—	62,383
Investments in securities:
Available-for-sale, at fair value	128,919	—	76,770	52,149	—	128,919
Trading, at fair value	23,404	6,636	16,122	646	—	23,404
Total investments in securities	152,323	6,636	92,892	52,795	—	152,323
Mortgage loans:
Mortgage loans held by consolidated trusts	1,529,905	—	1,258,049	249,693	—	1,507,742
Unsecuritized mortgage loans	154,885	—	16,145	122,065	—	138,210
Total mortgage loans(2)	1,684,790	—	1,274,194	371,758	—	1,645,952
Derivative assets, net	1,063	—	14,220	11	(13,168)	1,063
Guarantee asset	1,611	—	—	1,879	—	1,879
Total financial assets	$1,925,716	$26,260	$1,447,611	$426,443	$(13,168)	$1,887,146
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,433,984	$—	$1,435,894	$1,004	$—	$1,436,898
Other debt	506,767	—	499,756	13,089	—	512,845
Total debt, net	1,940,751	—	1,935,650	14,093	—	1,949,743
Derivative liabilities, net	180	—	13,291	336	(13,447)	180
Guarantee obligation	1,522	—	—	3,067	—	3,067
Total financial liabilities	$1,942,453	$—	$1,948,941	$17,496	$(13,447)	$1,952,990

	December 31, 2012
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$8,513	$8,513	$—	$—	$—	$8,513
Restricted cash and cash equivalents	14,592	14,576	16	—	—	14,592
Federal funds sold and securities purchased under agreements to resell	37,563	—	37,563	—	—	37,563
Investments in securities:
Available-for-sale, at fair value	174,896	—	119,901	54,995	—	174,896
Trading, at fair value	41,492	20,221	19,681	1,590	—	41,492
Total investments in securities	216,388	20,221	139,582	56,585	—	216,388
Mortgage loans:
Mortgage loans held by consolidated trusts	1,495,932	—	1,130,438	409,722	—	1,540,160
Unsecuritized mortgage loans	190,415	—	16,428	151,175	—	167,603
Total mortgage loans	1,686,347	—	1,146,866	560,897	—	1,707,763
Derivative assets, net	657	64	24,109	20	(23,536)	657
Guarantee asset	1,029	—	—	1,325	—	1,325
Total financial assets	$1,965,089	$43,374	$1,348,136	$618,827	$(23,536)	$1,986,801
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,419,524	$—	$1,484,228	$2,867	$—	$1,487,095
Other debt	547,518	—	546,955	18,646	—	565,601
Total debt, net	1,967,042	—	2,031,183	21,513	—	2,052,696
Derivative liabilities, net	178	8	31,014	67	(30,911)	178
Guarantee obligation	1,004	—	—	2,487	—	2,487
Total financial liabilities	$1,968,224	$8	$2,062,197	$24,067	$(30,911)	$2,055,361

(1)	Equals the amount reported on our GAAP consolidated balance sheets.

(2)
The fair value of single-family mortgage loans as of December 31, 2013 includes the effect of a change in estimate related to enhancements implemented to align our economic capital methodology with external capital benchmarks.

Valuation Techniques for Assets and Liabilities Not Measured in Our Consolidated Balance Sheets at Fair Value, but for Which the Fair Value is Disclosed

263	Freddie Mac

The following is a description of the valuation techniques we use for items not measured in our consolidated balance sheets at fair value , but for which the fair value is disclosed, the significant inputs used in those techniques (if applicable), and our basis for classifying the measurements as Level 1, Level 2, or Level 3 of the valuation hierarchy. Each technique discussed below may not be used in a given reporting period, depending on the composition of our assets and liabilities measured at fair value and relevant market activity during that period.
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
Single-Family Loans
Determination of Principal Market
In determining the fair value of single-family mortgage loans, valuation outcomes can vary widely based on management judgments and decisions used in determining: (a) the principal market; (b) modeling assumptions, including default, severity, home prices, and risk premiums; and (c) inputs used to determine variables including risk premiums, credit costs, security pricing, and implied management and guarantee fees. Our principal markets include the GSE securitization market and the whole loan market. To determine the principal market, we considered the market with the greatest volume and level of activity and our ability to access that market. In the absence of a market with active trading, we determined the market that would maximize the amount we would receive upon sale. We determined that the principal market is the whole loan market for loans that: (a) are four or more months delinquent; (b) are in foreclosure; (c) have completed a HAMP loan modification; (d) have completed a non-HAMP loan modification but have not been current for at least 12 consecutive months; or (e) have been modified through a process that included forbearance on a portion of the outstanding balance. The total UPB of loans where the whole loan market is the principal market was approximately $101.2 billion and $110.0 billion as of December 31, 2013 and 2012, respectively. We determined that the principal market for all other loans, regardless of whether the loan is currently securitized or whether the loan is eligible for purchase under current underwriting standards, is the GSE securitization market. The total UPB of loans where the GSE securitization market is the principal market was approximately $1.5 trillion as of both December 31, 2013 and 2012.
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

264	Freddie Mac

The security price is based on benchmark security pricing for similar actively traded mortgage-related securities, adjusted as necessary based on security characteristics. This security pricing process is consistent with our approach for valuing similar securities retained in our investment portfolio or issued as debt to third parties. See “Valuation Techniques for Assets and Liabilities Measured in Our Consolidated Balance Sheets at Fair Value — Investments in Securities.”
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
The credit obligation related to performing our guarantee is valued by estimating the fair value of the related credit and other costs (such as general and administrative expenses) and benefits (such as credit enhancements) inherent in our guarantee obligation. For loans that qualify for purchase under current underwriting standards, we use the delivery and guarantee fees that we charge under our current market pricing as a market observation. For loans that do not qualify for purchase based on current underwriting standards, we use our internal credit models, which incorporate factors such as loan characteristics, loan performance status information, expected losses, and risk premiums.
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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends (currently scheduled for December 31, 2015), the beneficial pricing afforded to HARP loans will no longer be reflected in our delivery and guarantee fee pricing structure. If these benefits were not reflected in the pricing for these loans, the fair value of our mortgage loans would have decreased by $18.5 billion and $11.2 billion as of December 31, 2013 and 2012, respectively. The total fair value of the loans in our portfolio that reflects the pricing afforded to HARP loans as of December 31, 2013 and 2012 as presented in our consolidated fair value balance sheets is $145.0 billion and $153.1 billion, respectively.
Multifamily Loans
For a discussion of the techniques used to determine the fair value of held-for-sale and impaired held-for-investment multifamily mortgage loans, see “Valuation Techniques for Assets and Liabilities Measured in Our Consolidated Balance Sheets at Fair Value — Mortgage Loans, Held-for-Sale” and “— Mortgage Loans, Held-for-Investment,” respectively. Non-impaired multifamily mortgage loans are primarily valued using market prices from a third-party pricing service that uses a discounted cash-flow technique. Under this technique, the pricing service forecasts cash flows for the various mortgage loans and discounts them at a market rate, including a spread that is based on pricing data obtained from purchases and sales of similar mortgage loans, adjusted based on the mortgage's current LTV ratio and DSCR. The significant unobservable inputs used in the fair value measurement of these loans are the current LTV ratio and DSCR. These loans are classified as Level 3 as significant inputs used in the fair value measurement are unobservable.
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
For debt securities of consolidated trusts, the valuation techniques we use are similar to the techniques we use to value our investments in agency securities for GAAP purposes. See “Valuation Techniques for Assets and Liabilities Measured in Our

265	Freddie Mac

Consolidated Balance Sheets at Fair Value — Investments in Securities — Mortgage-Related Securities — Agency Securities” for additional information regarding the valuation techniques we use.
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
Total debt, net for which we have elected the fair value option includes certain debt securities of consolidated trusts held by third parties and certain other debt. We report these items at fair value on our GAAP consolidated balance sheets. See “Valuation Techniques for Assets and Liabilities Measured in Our Consolidated Balance Sheets at Fair Value — Debt Securities of Consolidated Trusts Held by Third Parties, at Fair Value” and “— Other Debt, at Fair Value” for additional information.
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
Debt Securities of Consolidated Trusts Held by Third Parties
We elected the fair value option for certain debt securities of consolidated trusts held by third parties. These consist of certain multifamily K Certificates where we are in a first loss position and certain REMIC interest-only mortgage-related debt securities. We elected the fair value option on these debt instruments as they contain embedded derivatives that require bifurcation. Fair value changes for debt securities of consolidated trusts held by third parties are recorded in other income in our consolidated statements of comprehensive income. Related interest expense continues to be reported as interest expense in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” for additional information about the measurement and recognition of interest expense on debt securities issued.
Other Debt
We elected the fair value option on: (a) STACR debt notes; (b) extendible variable-rate notes containing quarterly options for investors to extend the maturity of the notes; and (c) foreign-currency denominated debt. We elected the fair value option for STACR debt notes and extendible variable-rate notes as they contain potential embedded derivatives requiring bifurcation. In the case of foreign-currency denominated debt, we entered into derivative transactions that effectively converted these instruments to U.S. dollar denominated floating rate instruments. We elected the fair value option on these debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. Fair value changes for debt for which we have elected the fair value option are recorded in other income in our consolidated statements of comprehensive

266	Freddie Mac

income. Related interest expense continues to be reported as interest expense in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” for additional information about the measurement and recognition of interest expense on debt securities issued.
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option at December 31, 2013 and 2012.
Table 16.7 — Difference between Fair Value and Unpaid Principal Balance for Certain Financial Instruments with Fair Value Option Elected

	December 31,
	2013		2012
	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term
	(in millions)
Fair value	$8,727	$2,683	$14,238	$2,187
Unpaid principal balance	8,721	2,635	13,972	2,167
Difference	$6	$48	$266	$20
Changes in Fair Value under the Fair Value Option Election
We recorded gains (losses) of $(0.3) billion, $1.0 billion and $0.8 billion for the years ended December 31, 2013, 2012, and 2011, respectively, from the change in fair value on multifamily held-for-sale mortgage loans recorded at fair value in other income in our consolidated statements of comprehensive income.
Gains (losses) on debt securities with the fair value option elected were $(37) million, $16 million, and $91 million for the years ended December 31, 2013, 2012, and 2011, respectively, and were recorded in other income in our consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for the years ended December 31, 2013, 2012, or 2011 for any assets or liabilities for which we elected the fair value option.
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
During 2013, we paid approximately $10 million for the advancement of legal fees and expenses of former officers pursuant to our indemnification obligations to them. These fees and expenses related to certain of the matters described below, and are being partially offset by insurance payments. This figure does not include certain administrative support costs and certain costs related to document production and storage.
Putative Securities Class Action Lawsuits
Ohio Public Employees Retirement System (“OPERS”) vs. Freddie Mac, Syron, et al. This putative securities class action lawsuit was filed against Freddie Mac and certain former officers on January 18, 2008 in the U.S. District Court for the Northern District of Ohio purportedly on behalf of a class of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007. FHFA later intervened as Conservator. The plaintiff alleges that the defendants violated federal securities laws by making false and misleading statements concerning our business, risk management, and the procedures we put into place to protect the company from problems in the mortgage industry. The plaintiff seeks unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. The plaintiff amended its complaint on several occasions. Defendants filed motions to dismiss the second and third amended complaints, which the Court denied. On April 13, 2013, the judge who had presided over the case since 2008 recused himself, and the case was reassigned to a new judge. On August 23, 2013, the new judge granted defendants' motion to vacate the previous judge's orders denying defendants' motions to dismiss. Defendants filed new motions to dismiss the complaint on October 8, 2013.

267	Freddie Mac

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
Kuriakose vs. Freddie Mac, Syron, Piszel and Cook. Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws. The case is purportedly brought on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through September 7, 2008. FHFA later intervened as Conservator. The plaintiffs claimed that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and sought unspecified damages, costs, and attorneys’ fees. The plaintiffs twice amended their complaint, and sought leave to amend a third time. On September 24, 2012, the Court granted with prejudice defendants’ motions to dismiss plaintiffs’ second amended complaint in its entirety, denied plaintiffs’ motion to file a third amended complaint, and directed that the case be closed. Judgment was entered in favor of the defendants on September 27, 2012. On October 26, 2012, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit. By order dated November 5, 2013, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's decisions granting defendants' motions to dismiss and denying plaintiffs' motion to file a third amended complaint. On November 19, 2013, plaintiffs filed a petition for panel rehearing, which was denied.
At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of the appellate process, including the outcome of any petition for certiorari; the inherent uncertainty of pre-trial litigation in the event the case is ultimately remanded to the District Court in whole or in part; and the fact that the parties have not briefed and the District Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent resolution of the appellate process, the certification of a class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.
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

268	Freddie Mac

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
Lehman Bankruptcy
On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed a chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the Southern District of New York. Thereafter, many of Lehman’s U.S. subsidiaries and affiliates also filed bankruptcy petitions (collectively, the “Lehman Entities”). Freddie Mac had numerous relationships with the Lehman Entities which gave rise to several claims. On September 22, 2009, Freddie Mac filed proofs of claim in the Lehman bankruptcies aggregating approximately $2.1 billion. On December 6, 2011, the Court confirmed Lehman’s chapter 11 plan of liquidation (the "Liquidation Plan"), which provides for the liquidation of the bankruptcy estate’s assets over the next three years. Our claims consist primarily of (a) a $1.2 billion claim (for which we asserted priority status) relating to losses incurred on short-term lending transactions with certain Lehman Entities; and (b) an $869 million unsecured claim relating to Lehman’s repurchase obligations for breaches of representations and warranties on single-family loans sold to us. The Liquidation Plan addressed these claims as follows:

•
Short-term lending claim: The Liquidation Plan treated this claim as a senior unsecured claim, pursuant to which we would have ultimately received an estimated distribution of approximately 21% (or approximately $250 million). However, the Liquidation Plan left open for subsequent determination whether our claim would be accorded priority status, and the Lehman estate set aside $1.2 billion to pay our claim in full if, after litigation or settlement, it was allowed as a priority claim. On September 13, 2013, Lehman filed a motion to have the Court classify and allow the claim as a senior unsecured claim. Freddie Mac opposed the motion and, as a result, the issue of the proper classification of the claim was in litigation between the parties.

•
Repurchase claim: The Liquidation Plan did not adjudge or allow this claim, but instead permitted claims allowance proceedings to continue. To the extent the claim was allowed, it would have been treated as a general unsecured claim, for which Freddie Mac would ultimately have received a distribution of approximately 19.9% of the allowed amount.

On February 12, 2014, Freddie Mac and Lehman entered into a settlement agreement, under which Lehman would pay us a lump sum of $767 million to resolve our claims. On February 19, 2014, the settlement was approved by the Court.
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

269	Freddie Mac

including 2006 and 2007, to favorably resolve the matters in dispute and reduced the previously unrecognized tax benefits to zero. We are currently working with the IRS to finalize the stipulation of settled issues and closing agreement, and expect that a final decision can be entered within the next 12 months.
Lawsuits Involving Real Estate Transfer Taxes
Beginning in 2011 in Michigan, counties in numerous states filed lawsuits challenging Freddie Mac and Fannie Mae’s statutory exemption from real estate transfer taxes imposed on the transfer of real property for which Freddie Mac or Fannie Mae was the grantor or grantee. Currently, approximately 30 lawsuits are pending in 16 states and the District of Columbia, including 19 appeals. We have received favorable rulings from district courts in 35 of the cases (seven of which have been affirmed on appeal), and the only unfavorable ruling was overturned on appeal in May 2013. Plaintiffs in these cases are generally seeking a declaration that Freddie Mac and Fannie Mae are not exempt from transfer taxes, damages for unpaid transfer taxes, as well as other items, which may include penalties, interest, liquidated penalties, pre-judgment interest, costs and attorneys’ fees. In these actions, FHFA, Freddie Mac and Fannie Mae assert that the enterprises are not liable for the transfer taxes based on federal statutory tax exemptions applicable to each.
At present, it is not possible for us to predict the probable outcome of the remaining lawsuits or any potential effect on our business, financial condition, liquidity, or results of operation. In addition, we are unable to reasonably estimate the possible loss or range of possible loss with respect to the remaining lawsuits due to the following factors, among others: (a) none of the plaintiffs have demanded a stated amount of damages they believe are due; and (b) discovery regarding the amount of damages has not yet been conducted.
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
The Cacciapelle and American European Insurance Company lawsuits were filed purportedly on behalf of a class of purchasers of junior preferred stock issued by Freddie Mac or Fannie Mae who held stock prior to, and as of, August 17, 2012. The Marneu lawsuit was filed purportedly on behalf of a class of purchasers of junior preferred stock and purchasers of common stock issued by Freddie Mac or Fannie Mae over a not-yet-defined period of time. Plaintiffs in the Arrowood lawsuit allege that they are holders of junior preferred stock issued by Freddie Mac and Fannie Mae. (For purposes of this discussion, junior preferred stock refers to the various series of preferred stock of Freddie Mac and Fannie Mae other than the senior preferred stock issued to Treasury.)
In the lawsuits, plaintiffs allege that the amendment to the Purchase Agreement in August 2012 (which implemented the net worth sweep dividend provisions of the senior preferred stock) breached Freddie Mac's and Fannie Mae's respective contracts with the holders of junior preferred stock and common stock and the covenant of good faith and fair dealing inherent in such contracts. Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorney and expert fees. Plaintiffs in the Arrowood lawsuit also request that, if injunctive relief is not granted, the Arrowood plaintiffs be awarded damages against the defendants in an amount to be determined including, but not limited to, the aggregate par value of their junior preferred stock, the total of which they state is $42,297,500.
Plaintiffs in the Marneu and Arrowood lawsuits also make certain claims against, and seek certain remedies from, Treasury and FHFA.
The Court consolidated three of the cases (Cacciapelle, American European Insurance Company and Marneu) together in a new case styled In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations. A

270	Freddie Mac

consolidated amended complaint was filed on December 3, 2013. The consolidated amended complaint makes essentially the same allegations against Freddie Mac as the original complaints described above. FHFA, joined by Freddie Mac and Fannie Mae, moved to dismiss the consolidated complaint and the other related cases (including Arrowood) on January 17, 2014. Treasury filed a motion to dismiss the same day.
At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matters due to a number of factors, including the inherent uncertainty of pre-trial litigation. In addition, with respect to the consolidated lawsuits, the plaintiffs have not demanded a stated amount of damages they believe are due and the Court has not certified a class.
We received a letter dated October 16, 2013 addressed to the Chief Executive Officer, the Board of Directors and the then Acting Director of FHFA, purportedly on behalf of holders of common stock and junior preferred stock of Freddie Mac. We received a similar letter dated January 6, 2014, and two more dated January 7, 2014, each on behalf of a plaintiff in the consolidated lawsuits. The letters demand that Freddie Mac commence legal action against the U.S. government to recover all losses sustained by Freddie Mac as a result of the August 2012 amendment to the Purchase Agreement. The letters also demand that Freddie Mac take action to terminate the August 2012 amendment to the Purchase Agreement. On January 15, 2014, FHFA (as Conservator) informed the purported shareholders named in the October 16, 2013 letter that the Conservator does not intend to authorize Freddie Mac or its directors or officers on behalf of Freddie Mac to take the actions that such shareholders demand.
NOTE 18: REGULATORY CAPITAL
On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide quarterly submissions to FHFA on minimum capital, but no longer provide submissions on risk-based capital.
Our regulatory minimum capital is a leverage-based measure that is generally calculated based on GAAP and reflects a 2.50% capital requirement for on-balance sheet assets and a 0.45% capital requirement for off-balance sheet obligations. Based upon our adoption of amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs, we determined that, under the new consolidation guidance, we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions and, therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts. Pursuant to regulatory guidance from FHFA, our minimum capital requirement was not affected by adoption of these amendments. Specifically, upon adoption of these amendments, FHFA directed us, for purposes of minimum capital, to continue reporting single-family PCs and certain Other Guarantee Transactions held by third parties using a 0.45% capital requirement. FHFA reserves the authority under the GSE Act to raise the minimum capital requirement for any of our assets or activities.
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
Performance Against Regulatory Capital Standards
The table below summarizes our minimum capital requirements and deficits and net worth.

271	Freddie Mac

Table 18.1 — Net Worth and Minimum Capital

	December 31, 2013	December 31, 2012
	(in millions)
GAAP net worth(1)	$12,835	$8,827
Core capital (deficit)(2)(3)	$(59,495)	$(60,571)
Less: Minimum capital requirement(2)	21,404	22,063
Minimum capital surplus (deficit)(2)	$(80,899)	$(82,634)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.

(2)	Core capital and minimum capital figures for December 31, 2013 are estimates. FHFA is the authoritative source for our regulatory capital.

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
At December 31, 2013, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. As of December 31, 2013, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. We paid quarterly dividends of $5.8 billion, $7.0 billion, $4.4 billion, and $30.4 billion on the senior preferred stock in cash in March 2013, June 2013, September 2013, and December 2013, respectively, at the direction of the Conservator.
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
NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS
Settlement agreements primarily related to lawsuits regarding our investments in certain non-agency mortgage-related securities is a significant component of other income during 2013. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.

272	Freddie Mac

Table 19.1 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(in millions)
Other assets:
Accounts and other receivables(1)	$4,367	$10,091
Guarantee asset	1,611	1,029
All other	2,561	2,645
Total other assets	$8,539	$13,765
Other liabilities:
Servicer liabilities	$2,277	$3,304
Guarantee obligation	1,522	1,004
Accounts payable and accrued expenses	886	984
All other	807	807
Total other liabilities	$5,492	$6,099

(1)	Primarily consists of servicer receivables.

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

273	Freddie Mac

QUARTERLY SELECTED FINANCIAL DATA
(UNAUDITED)

	2013
	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)
Net interest income	$4,265	$4,144	$4,276	$3,783	$16,468
Benefit (provision) for credit losses	503	623	1,138	201	2,465
Non-interest income (loss):
Derivative gains (losses)	375	1,362	(74)	969	2,632
Net impairments of available-for-sale securities recognized in earnings	(43)	(44)	(126)	(1,297)	(1,510)
Other non-interest income (loss)	70	(640)	1,889	6,078	7,397
Non-interest income (loss)	402	678	1,689	5,750	8,519
Non-interest expense:
Administrative expenses	(432)	(444)	(455)	(474)	(1,805)
REO operations income (expense)	(6)	110	79	(43)	140
Other non-interest expense	(186)	(164)	(201)	127	(424)
Non-interest expense	(624)	(498)	(577)	(390)	(2,089)
Income tax (expense) benefit	35	41	23,960	(731)	23,305
Net income	$4,581	$4,988	$30,486	$8,613	$48,668
Total other comprehensive income (loss), net of taxes	$2,390	$(631)	$(49)	$1,222	$2,932
Comprehensive income	$6,971	$4,357	$30,437	$9,835	$51,600
Income (loss) attributable to common stockholders(1)	$(2,390)	$631	$50	$(1,822)	$(3,531)
Income (loss) per common share – basic and diluted(2)	$(0.74)	$0.19	$0.02	$(0.56)	$(1.09)

	2012
	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)
Net interest income	$4,500	$4,386	$4,269	$4,456	$17,611
Benefit (provision) for credit losses	(1,825)	(155)	(610)	700	(1,890)
Non-interest income (loss):
Derivative gains (losses)	(1,056)	(882)	(488)	(22)	(2,448)
Net impairments of available-for-sale securities recognized in earnings	(564)	(98)	(267)	(1,239)	(2,168)
Other non-interest income	104	229	195	5	533
Non-interest income (loss)	(1,516)	(751)	(560)	(1,256)	(4,083)
Non-interest expense:
Administrative expenses	(337)	(401)	(401)	(422)	(1,561)
REO operations income (expense)	(171)	30	49	33	(59)
Other non-interest expense	(88)	(165)	(121)	(199)	(573)
Non-interest expense	(596)	(536)	(473)	(588)	(2,193)
Income tax benefit	14	76	302	1,145	1,537
Net income	$577	$3,020	$2,928	$4,457	$10,982
Total other comprehensive income (loss), net of taxes	$1,212	$(128)	$2,702	$1,271	$5,057
Comprehensive income	$1,789	$2,892	$5,630	$5,728	$16,039
Income (loss) attributable to common stockholders(1)	$(1,227)	$1,212	$1,119	$(3,178)	$(2,074)
Income (loss) per common share – basic and diluted(2)	$(0.38)	$0.37	$0.35	$(0.98)	$(0.64)

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

274	Freddie Mac

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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. As discussed below, we consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (1992 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by a company’s internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.
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

275	Freddie Mac

be constrained from communicating to management. As a result, we have concluded that this control deficiency constitutes a material weakness in our internal control over financial reporting.
Because of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2013 based on the COSO criteria (1992 Framework). PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2013 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP’s report appears in “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Report of Independent Registered Public Accounting Firm.”
Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting
As described under "Management's Report on Internal Control Over Financial Reporting,” we have one material weakness in internal control over financial reporting as of December 31, 2013 that we have not remediated.
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

•	The Director of FHFA is in frequent communication with our Chief Executive Officer, typically meeting (in person or by phone) on at least a bi-weekly basis.

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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the year ended December 31, 2013 have been prepared in conformity with GAAP.
Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2013
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 and concluded that the following matter has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•	On November 11, 2013, James G. Mackey, Executive Vice President — Chief Financial Officer, joined Freddie Mac, replacing Ross J. Kari.
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
On February 24, 2014, the Conservator executed a written consent re-electing each of the then-current directors as members of our Board of Directors, effective as of that date. The individuals elected as directors by the Conservator are listed below.
Carolyn H. Byrd
Richard C. Hartnack
Steven W. Kohlhagen
Donald H. Layton
Christopher S. Lynch

276	Freddie Mac

Sara Mathew
Saiyid T. Naqvi
Nicolas P. Retsinas
Eugene B. Shanks, Jr.
Anthony A. Williams
The terms of the directors elected under the February 24, 2014 consent will continue until the date of the next annual meeting of stockholders or the Conservator next elects directors by written consent, whichever occurs first.
2014 Target Total Direct Compensation
The Compensation Committee’s 2014 Target TDC recommendation for each Named Executive Officer who is a current employee was approved by FHFA and remains unchanged from the 2013 Target TDC, with the exception of Mr. Weiss. For Mr. Weiss, approved increases were $5,000 for Base Salary and $20,000 for Target TDC. These increases were determined after taking into account his performance, the scope and breadth of his responsibilities compared to those of other executives at the company, and that no competitive market data match was available due to the unique nature of his responsibilities.
The following table sets forth the components of compensation on an annual basis for each of our Named Executive Officers who is a current employee.
Table 74 — 2014 Target TDC

Named Executive Officer	Base Salary	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
Donald H. Layton	$600,000	$—	$—	$600,000
James G. Mackey	500,000	1,600,000	900,000	3,000,000
David B. Lowman	500,000	1,600,000	900,000	3,000,000
William H. McDavid	500,000	1,320,000	780,000	2,600,000
Jerry Weiss	500,000	900,000	600,000	2,000,000
2014 Complementary Corporate Goals
On January 28, 2014 Freddie Mac adopted corporate performance objectives for 2014 (the “2014 Complementary Corporate Goals”). Under the terms of the 2014 Executive Management Compensation Program, one-half of a participating officer’s At-Risk Deferred Salary (or 15% of Target TDC) is subject to reduction based on an assessment of the company’s performance against the 2014 Complementary Corporate Goals and the officer’s individual performance.
The 2014 Complementary Corporate Goals are as follows:

•	People: Maximize the contributions of our people.

•	Customers: Strive to achieve industry-leading customer experience levels.

•	Mission: Help people own, rent, and stay in their homes.

•	Financial Performance: Improve our efficiency and core financial performance.

•	Risk Management: Make risk management a competitive advantage.

•	Technology and Infrastructure: Utilize technology and infrastructure to prepare for a future competitive market.

•	Execution: Do everything better, faster and more cost effectively through superior execution.
Within the seven categories listed above, there are a number of more specific criteria. For example:

•	People: Build the right culture; retain high performer talent; and improve leadership diversity.

•
Customers: Strengthen market presence and relevance; continue focus on five distinct customer sets, both direct and indirect; provide more efficient customer service; and expand customer communication.

•
Mission: Achieve single-family affordable housing goals; increase percent of multifamily purchases with rents less than or equal to small area fair market rents; and increase loan modifications and repayment plans efficiency ratio.

•	Financial Performance: Improve single-family profitability; maintain profitable multifamily business; actively manage retained portfolio assets; and strengthen expense management discipline.

•	Risk Management: Reinforce risk ownership; make informed risk-reward decisions; and maintain control environment.

•	Technology and Infrastructure: Deploy an out-of-region disaster recovery capability; enhance availability of critical, customer-facing applications; and improve facilities utilization.

•	Execution: Emphasis on timeliness and quality and focus on efficiency.

277	Freddie Mac

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Background
On September 6, 2008, the Director of FHFA appointed FHFA as our Conservator. Upon its appointment as Conservator, FHFA immediately succeeded to, among other things, the right of holders of our common stock to vote with respect to the election of directors. During conservatorship, stockholders do not have the ability to recommend director nominees or vote for the election of our directors. Accordingly, we will not solicit proxies, distribute a proxy statement to stockholders, or hold an annual meeting of stockholders in 2014. Instead, the Conservator has elected directors by a written consent in lieu of an annual meeting, as it has done in previous years.
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
On February 24, 2014 the Conservator executed a written consent, effective as of that date, re-electing each of the then-current directors as a member of our Board of Directors. The terms of those directors will end: (a) on the date of the next annual meeting of our stockholders; or (b) when the Conservator next elects directors by written consent, whichever occurs first. Currently, we have ten directors. The Board is conducting a search for individuals qualified to fill the remaining seats on the Board that are currently vacant.
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
The following is a brief discussion of: the age and length of Board service of each director; each director’s experience, qualifications, attributes, and/or skills that led to his or her selection as a director; and other biographical information about each director, as of February 24, 2014:

•
Carolyn H. Byrd joined the Board in December 2008. She is 65 years old. She is an experienced finance executive who has held a variety of leadership positions. She also has significant public company audit committee experience. Ms. Byrd’s internal audit and public company audit committee experience enables her to support the Board’s oversight of our internal control over financial reporting and compliance matters.

Ms. Byrd has served as Chairman and Chief Executive Officer of GlobalTech Financial, LLC, a financial services company she founded, since 2000. From 1997 to 2000, Ms. Byrd was President of Coca-Cola Financial Corporation. From 1977 to 1997, Ms. Byrd held a variety of domestic and international positions with The Coca-Cola Company, including Chief of Internal Audits and Director of the Corporate Auditing Department. She is currently a director of AFC Enterprises, Inc., where she is a member of the Audit Committee and the Corporate Governance and Nominating Committee, and of Regions Financial Corporation, where she is chair of the Audit Committee and a member of the Risk Committee. Ms. Byrd is a former member of the board of directors and audit committee member of Circuit City Stores, Inc. and RARE Hospitality International, Inc., and she also served on the board of directors of St. Paul Travelers Companies, Inc.

•
Richard C. Hartnack joined the Board in May 2013. He is 68 years old. Mr. Hartnack is a seasoned industry executive with proven leadership experience and a deep understanding of our industry. He has detailed knowledge of underwriting, servicing and technology.

Mr. Hartnack was vice chairman and head of consumer and small business banking at U.S. Bancorp until his retirement in February 2013. Prior to joining U.S. Bancorp in 2005, Mr. Hartnack served as vice chairman, director and head of the community banking group at Union Bank of California from 1991. Previously, he was executive vice

278	Freddie Mac

president at First Chicago Corporation where he was responsible for community banking. Earlier, he was in charge of corporate banking at First Interstate Bank of Oregon, where he began his banking career in 1971. He is a past director of the Federal Reserve Bank of San Francisco, MasterCard International (U.S. Region), UnionBanCal Corporation and U.S. Bank (a subsidiary of U.S. Bancorp). He also previously served as chairman of the California Bankers Association and the Bank Administration Institute.

•
Steven W. Kohlhagen joined the Board in February 2013. He is 66 years old. He is nationally recognized as a leading financial expert with extensive knowledge of mortgage finance and the capital markets. He brings to the Board a unique combination of senior executive leadership skills and a deep understanding of economics, modeling and complex financial instruments.

Over the course of his career, Mr. Kohlhagen held senior executive positions at leading financial institutions. From 1992 to 2003 he worked at First Union National Bank (predecessor to Wachovia National Bank and Wells Fargo), last serving as managing director of the Fixed Income Division. Mr. Kohlhagen served in senior roles at AIG Financial Products from 1990 to 1992, Stamford Capital Group from 1987 to 1990, Bankers Trust Corporation from 1985 to 1987, and Lehman Brothers, Inc. from 1983 to 1985. Mr. Kohlhagen’s public sector experience encompasses consulting work for the Organization for Economic Cooperation and Development from 1980 to 1981, the United States Department of the Treasury from 1976 to 1977, and the Federal Reserve Board in 1976. He was also senior staff economist for the Council of Economic Advisors, White House Staff from 1978 to 1979.
Mr. Kohlhagen has been a director: since 2006, of AMETEK Inc., a global manufacturer of electronic instruments and electromechanical devices, where he is a member of the Audit Committee; since 2012, of Abtech Holdings Inc., a developer and manufacturer of environmental technologies, where he is a member of the Audit Committee; since 2013, of GulfMark Offshore Inc., a marine transportation services company, where he is a member of the Audit Committee and Compensation Committee; and, since 2007, of Reval Inc., a financial risk management and treasury management systems provider, where he is a member of the Governance and Nominating Committee. Mr. Kohlhagen served as a director of the IQ Mutual Funds, a family of Merrill Lynch registered, closed-end investment companies, from 2005 to 2010. Since 2001, Mr. Kohlhagen has been an Advisory Board member of the Stanford Institute for Economic Policy Research. He has also served on the Board of Advisors of Roper St. Francis Cancer Center, Charleston, S.C., since 2011. In addition, he served as a professor of international economics and finance at the University of California, Berkeley from 1973 to 1983.

•
Donald H. Layton joined the Board in May 2012, upon commencement of his employment as Chief Executive Officer. He is 63 years old. He is an experienced finance executive and leader of finance and investment organizations. Mr. Layton’s experience as a leader of financial organizations enables him to provide valuable business and operating perspectives to the Board.

Prior to joining Freddie Mac, Mr. Layton worked for nearly 30 years at JPMorgan Chase and its predecessors, starting as a trainee and rising to vice chairman and a member of the company’s three-person Office of the Chairman, retiring in 2004. In his career at JPMorgan Chase, Mr. Layton’s responsibilities spanned capital markets and investment banking, consumer banking and operating services. From 2002 to 2004, he was responsible for the company’s Chase Financial Services unit, which included the fourth largest mortgage firm in the U.S. He was co-chief executive officer of J.P. Morgan, the investment bank of JPMorgan Chase, overseeing the entire range of the investment bank’s global activities, from 2000 to 2002. Prior to the merger of Chase Manhattan and J.P. Morgan in 2000, Mr. Layton was responsible for Chase’s worldwide capital markets and trading activities, including foreign exchange, risk management products, emerging markets, and fixed income, as well as its operating services businesses. He additionally supervised the bank’s investment portfolio for many years. More recently, Mr. Layton served as chairman and chief executive officer of online brokerage E*TRADE Financial Corporation. He joined E*TRADE Financial Corporation as chairman in November 2007 and became chief executive officer in March 2008, retiring in December 2009. Mr. Layton also served as a senior advisor to the Securities Industry and Financial Markets Association from 2006 to 2008 and is chairman of the board of the Partnership for the Homeless, a nonprofit dedicated to reducing homelessness in New York City. Mr. Layton was a member of the board of directors of Assured Guaranty Ltd. from May 2006 to May 2012 and a member of the board of directors of American International Group, Inc. from April 2010 to May 2012.

•
Christopher S. Lynch joined the Board in December 2008. He is 56 years old. He is an experienced senior accounting executive who served as the lead audit signing partner and account executive for several large financial institutions with mortgage lending businesses. He also has significant public company audit committee experience and risk management experience. Mr. Lynch’s extensive experience in finance, accounting and risk management enables him to provide valuable guidance to the Board on complex accounting and risk management issues.

Mr. Lynch has served as Non-Executive Chairman of Freddie Mac since December 2011. Mr. Lynch is an independent consultant providing a variety of services to financial intermediaries, including corporate restructuring, risk management, strategy, governance, financial and regulatory reporting and troubled-asset management. Mr. Lynch

279	Freddie Mac

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

•
Sara Mathew joined the Board in December 2013. She is 58 years old. She is an executive with global financial and general management experience. Ms. Mathew’s extensive business, financial and management experience, and her public company board and audit committee experience, enable her to contribute to the Board’s oversight of the management and operation of the Company and of its financial reporting.

From 2001 until December 2013, Ms. Mathew worked at The Dun & Bradstreet Corporation ("D&B"), serving as Chairman, President and Chief Executive Officer from 2010-2013. In 2007, she was appointed President and Chief Operating Officer, in January 2010, Chief Executive Officer and in December 2010, Chairman. Before joining D&B, Ms. Mathew spent 18 years at The Procter & Gamble Company in a variety of finance and management positions: her last position was Vice President, Finance, Australia, Asia and India from 2000 - 2001. Since 2005, Ms. Mathew has been a director of Campbell Soup Company, Inc., a manufacturer and marketer of branded convenience food products, where she is chair of the Audit Committee and a member of the Governance Committee. Since 2013, Ms. Mathew also has served as a director of Avon, a leading global beauty company, where she is a member of the Finance Committee. Ms. Mathew served as a director of D&B from 2008-2013. Since 2012, Ms. Mathew has been on the International Advisory Council for Zurich Financial Services Group, a multi-line insurance provider.

•
Saiyid T. Naqvi joined the Board in August 2013. He is 64 years old. He is a seasoned financial executive with proven leadership experience and detailed knowledge of mortgage and consumer financial operations, as well as a deep background in risk and operational management.

Mr. Naqvi led PNC Mortgage Corporation of America as president and chief executive officer between 1995 and 2001, when PNC Financial Services Group sold its mortgage business. In 2009, Mr. Naqvi returned to supervise the bank's integration of National City Mortgage Company and to head the newly constituted PNC Mortgage as president and chief executive officer. PNC Mortgage operates as a division of PNC Bank, National Association, which is a subsidiary of PNC Financial Services Group. Until his retirement in April 2013, Mr. Naqvi was responsible for management of PNC Mortgage’s $121 billion portfolio and national network of 91 retail mortgage offices. Between 2001 and 2009, he held a number of leadership positions, including president of Harley-Davidson Financial Services, Inc., chief executive officer of DeepGreen Financial, Inc., and president and chief executive officer of Setara Corporation. Mr. Naqvi formerly served on the boards of Genworth Financial, Inc. and Hanover Capital Mortgage Holdings, Inc.

•
Nicolas P. Retsinas joined the Board in June 2007. He is 67 years old. He is an experienced leader in the governmental and educational sectors, with in-depth knowledge of the mortgage lending, real estate and homebuilding industries. He also has represented consumer and community interests and has demonstrated a career commitment to the provision of housing for low-income households. Mr. Retsinas’ public, private and academic experience, including his service on the boards of several not-for-profit organizations, enables him to bring to the Board broad knowledge and understanding of housing and consumer and community issues.

Mr. Retsinas is a senior lecturer in Real Estate at the Harvard Business School and is Director Emeritus of Harvard University’s Joint Center for Housing Studies, where he served as Director from 1998 to 2010. He is also a lecturer in Housing Studies at the Graduate School of Design. Prior to his Harvard appointment, Mr. Retsinas served as Assistant Secretary for Housing — Federal Housing Commissioner at the United States Department of Housing and Urban Development from 1993 to 1998 and as Director of the Office of Thrift Supervision from 1996 to 1997. He served on the Board of the Federal Deposit Insurance Corporation from 1996 to 1997, the Federal Housing Finance Board from 1993 to 1998 and the Neighborhood Reinvestment Corporation from 1993 to 1998. Mr. Retsinas also formerly served on the Board of Trustees for the National Housing Endowment and Enterprise Community Partners. Currently, Mr. Retsinas serves on the Board of Directors of the Center for Responsible Lending, as a member of the Bipartisan Policy Center’s Housing Commission, and as chair of the Providence Housing Authority.

•
Eugene B. Shanks, Jr. joined the Board in December 2008. He is 66 years old. He is an experienced finance executive with leadership and risk management expertise. Mr. Shanks’ leadership and risk management experience enables him to provide the Board with valuable guidance on risk management issues and our strategic direction.

280	Freddie Mac

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

•
Anthony A. Williams joined the Board in December 2008. He is 62 years old. He is an experienced leader in national, state and local governments, with extensive knowledge concerning real estate and housing for low-income individuals. He also has significant experience in financial matters and is an experienced academic focusing on public management issues. Mr. Williams’ leadership and operating experience in the public sector allows him to provide a unique perspective on state and local housing issues.

Mr. Williams is the CEO and Executive Director of the Federal City Council of Washington, DC, an organization instrumental in local projects such as the Metro, Ronald Reagan Building and International Trade Center, and revitalization of Union Station. He was the Bloomberg Lecturer in Public Management at Harvard’s Kennedy School of Government from 2009 through 2012. He also served as the Executive Director of Global Government Practice from January 2010 until January 2012 and as a Senior Fellow from January 2012 until June 2012 at the Corporate Executive Board Company. Since September 2011, Mr. Williams has been affiliated with McKenna, Long & Aldridge, LLP, a law firm, and from May 2009 until September 2011 he was affiliated with the law firm of Arent Fox LLP. Mr. Williams served as Chief Executive Officer of Primum Public Realty Trust, from January 2007 until December 2008.
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

281	Freddie Mac

•	termination of a contract (other than by expiration pursuant to its terms) between us and any of our top five single-family sellers or servicers;

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
FHFA has indicated that it expects the Board to review and approve all matters that will require Conservator approval before such matters are submitted to FHFA. In addition, FHFA requires us to provide timely notice to it of any planned changes in business processes or operations, including changes to single-family or multifamily credit policies and loss mitigation strategies that management has determined in its reasonable business judgment to be significant, other than changes made at the direction or request of FHFA. FHFA will then determine whether any such actions or plans require Conservator and/or Board review or approval. Finally, in September 2013, FHFA informed us that mortgage servicing right (MSR) sales and transfers and servicing transfers would require Conservator approval until further notice. FHFA modified this in October 2013 to require reporting to FHFA of all such sales and transfers and FHFA approval for sales or transfers involving 25,000 or more loans. Prior Board approval is not required.
The Board has five standing committees: Audit; Business and Risk; Compensation; Executive; and Nominating and Governance. All standing committees other than the Executive Committee meet regularly. The membership of each committee as of February 24, 2014 is shown in the table below.
Table 75 — Board of Directors Committee Membership

	Director	Audit	Business and Risk	Compensation	Executive	Nominating and Governance
	C. Byrd	C			•	•
	R. Hartnack	•				•
	S. Kohlhagen		C	•	•
	D. Layton				•
	C. Lynch	•		•	C
	S. Mathew	•		•
	S. Naqvi		•	•
	N. Retsinas		•			•
	E. Shanks		•		•	C
	A. Williams	•		C	•
•	= Member of the Committee
C	=Chairman of the Committee

Charters describing the duties of the committees have been adopted by the Board and approved by the Conservator. All of the charters of standing committees are available on our website at www.freddiemac.com/governance/bd committees.html.
Our Board has an independent Non-Executive Chairman, whose responsibilities include presiding over meetings of the Board, regularly scheduled executive sessions of the non-employee directors, and executive sessions including only the independent directors that occur at least once annually if any of the non-employee directors are not independent. Mr. Lynch has served as Non-Executive Chairman since December 2011.
Communications with Directors
Interested parties wishing to communicate any concerns or questions about Freddie Mac to the Non-Executive Chairman of the Board or to our non-employee directors as a group may do so by U.S. mail, addressed to the Corporate Secretary, Freddie

282	Freddie Mac

Mac, Mail Stop 200, 8200 Jones Branch Drive, McLean, VA 22102-3110. Communications may be addressed to a specific director or directors or to groups of directors, such as the independent or non-employee directors.
Executive Officers
As of February 25, 2014, our executive officers are as follows:

Name	Age	Year of Affiliation	Position
Donald H. Layton	63	2012	Chief Executive Officer
James G. Mackey	46	2013	Executive Vice President — Chief Financial Officer
David M. Brickman	48	1999	Executive Vice President — Multifamily
David B. Lowman	56	2013	Executive Vice President —Single-Family Business
William H. McDavid	67	2012	Executive Vice President — General Counsel & Corporate Secretary
Jerry Weiss	56	2003	Executive Vice President — Chief Administrative Officer
Paige H. Wisdom	52	2008	Executive Vice President — Chief Enterprise Risk Officer
Michael T. Hutchins	58	2013	Senior Vice President — Investments and Capital Markets
Timothy F. Kenny	52	2007	Senior Vice President — General Auditor
Robert Lux	50	2010	Senior Vice President — Chief Information Officer
Robert D. Mailloux	46	2002	Senior Vice President — Corporate Controller & Principal Accounting Officer
Dwight P. Robinson	60	1998	Senior Vice President — Human Resources, Diversity and Outreach
Carol A. Wambeke	54	1997	Senior Vice President — Chief Compliance Officer

The following is a brief biographical description of each executive officer who is not also a member of the Board.
James G. Mackey was appointed Executive Vice President - Chief Financial Officer in November 2013. Mr. Mackey joined us from Ally Financial Inc., an auto finance and direct banking financial services company, where he served as Executive Vice President and Chief Financial Officer beginning in June 2011, after serving as Interim Chief Financial Officer from April 2010. Mr. Mackey joined Ally Financial in March 2009 as Group Vice President and Senior Finance Executive. Previously, Mr. Mackey served as Chief Financial Officer for the Corporate Investments, Corporate Treasury and Private Equity divisions at Bank of America Corporation, a financial services firm, from 2007 to 2009.
David M. Brickman was appointed Executive Vice President — Multifamily in February 2014 and prior to that served as our Senior Vice President — Multifamily from July 2011. In these roles, he has been responsible for overall management of our Multifamily business line. From June 2011 until July 2011, he served as Senior Vice President — Multifamily Commercial Mortgage-Backed Security Capital Markets. From March 2004 until June 2011, he served as Vice President in charge of various units responsible for Multifamily Capital Markets. In his previous roles at Freddie Mac, Mr. Brickman led the multifamily pricing, costing and research teams, was responsible for the development and implementation of new quantitative pricing models and financial risk analysis frameworks for all multifamily programs, and designed several of Freddie Mac’s multifamily financing products, including the Capital Markets Execution and the K-Deal Securitization Program. Prior to joining Freddie Mac in 1999, Mr. Brickman co-led the Mortgage Finance and Credit Analysis group in the consulting practice at PricewaterhouseCoopers LLP.
David B. Lowman was appointed Executive Vice President - Single-Family Business in May 2013. Previously, Mr. Lowman served as a Senior Advisor to The Boston Consulting Group. Prior to that, he was the Chief Executive Officer of Chase Home Lending from 2006 to 2011. Before Chase Home Lending, he spent a decade in senior leadership roles in various lending businesses of Citigroup, including head of CitiMortgage and Citicorp Trust Bank, FSB. Before joining Citigroup, Mr. Lowman spent 11 years at The Prudential Home Mortgage Company, Inc. in progressively senior leadership roles. He started his career at KPMG where his clients included banks, thrifts and mortgage bankers.
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

283	Freddie Mac

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
Paige H. Wisdom has served as our Chief Enterprise Risk Officer since April 2010. She currently serves as our Executive Vice President — Chief Enterprise Risk Officer, a position to which she was appointed in October 2010. Prior to this appointment, she served as our Senior Vice President — Chief Enterprise Risk Officer from April 2010 until October 2010. In these roles, Ms. Wisdom has been responsible for providing overall leadership and direction for enterprise risk management and leading an integrated framework for managing credit risk, market risk, operational risk and all other aspects of risk across the organization. Prior to this, she served as the Senior Vice President — Business Unit Chief Financial Officer from January 2008 until April 2010. From August 2004 until December 2007, Ms. Wisdom served as a Business Unit Chief Financial Officer at Bank of America for key businesses including: Global Business and Financial Services; Business Lending; and Global Technology, Service and Fulfillment. Prior to joining Bank of America, Ms. Wisdom served at Bank One Corporation/JPMorgan from June 2000 until July 2004, as the Chief Financial Officer, Corporate Bank and Co-Head Credit Portfolio Management. Prior to that, she served in capital markets positions at UBS/Warburg Dillon Read, Citibank Salomon Smith Barney, and Swiss Bank Corporation.
Michael T. Hutchins was appointed Senior Vice President - Investments and Capital Markets in July 2013. Previously, Mr. Hutchins was Co-Founder and Chief Executive Officer of PrinceRidge, a financial services firm. Prior to founding PrinceRidge, he was with UBS from 1996-2007, holding a variety of positions, including the Global Head of the Fixed Income Rates & Currencies Group. Prior to UBS, Mr. Hutchins worked at Salomon Brothers from 1986 - 1996, where he held a number of management positions, including Co-Head of Fixed Income Capital Markets.
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

284	Freddie Mac

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the directors and executive officers of a reporting company and persons who own more than 10% of a registered class of such company’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of such reports, we believe that during 2013 all of our directors and executive officers complied with such reporting obligations, except that the Form 3 for Devajyoti Ghose, a former Section 16 officer, which had initially been filed on time on May 25, 2011, was amended on March 1, 2013 to include 1,750 shares of common stock inadvertently omitted from the original Form 3 due to an oversight of the reporting officer.
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
Audit Committee Financial Expert
We have a standing Audit Committee that satisfies the “audit committee” definition under Section 3(a)(58)(A) of the Exchange Act and the requirements of Rule 10A-3 under the Exchange Act. Although our stock was delisted from the NYSE in July 2010, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those relating to audit committees, continue to apply to us because they are incorporated by reference in the FHFA corporate governance regulations. Our Audit Committee satisfies the “audit committee” requirements set forth in Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual. The current members of the Audit Committee are Carolyn H. Byrd, Richard C. Hartnack, Christopher S. Lynch, Sara Mathew and Anthony A. Williams, all of whom the Board determined in January 2014 are independent within the meaning of Rule 10A-3 under the Exchange Act and Section 303A.02 of the NYSE Listed Company Manual.
Ms. Byrd has been a member of the Audit Committee since December 2008 and is currently its chairman. The Board initially determined in March 2012 and again determined in January 2014 that Ms. Byrd meets the definition of an “audit committee financial expert” under SEC regulations.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This section contains information regarding our compensation programs and policies, which reflect direction we have received from FHFA as Conservator and which have been approved by FHFA. These programs and policies were applicable to the following individuals, who were determined, pursuant to SEC rules, to be our Named Executive Officers, or NEOs, for the year ended December 31, 2013.

•	Donald H. Layton, Chief Executive Officer

•	James G. Mackey, Executive Vice President — Chief Financial Officer

•	Ross J. Kari, Former Executive Vice President — Chief Financial Officer

•	David B. Lowman, Executive Vice President — Single-Family Business

•	William H. McDavid, Executive Vice President — General Counsel and Corporate Secretary

•	Jerry Weiss, Executive Vice President — Chief Administrative Officer
For further information on our primary business objectives and the progress we made during 2013 in accomplishing those objectives, see “BUSINESS — Executive Summary.”

285	Freddie Mac

Executive Management Compensation Program
Since Freddie Mac was placed in conservatorship in 2008, our executive compensation program has undergone numerous changes, resulting in a significant decrease in the amount of compensation paid to our senior executive team. Specific changes include:

•	Reduction of target compensation by 10% in 2009 and by 10% again in 2012 for most of the senior executives working for us at the beginning of those years;

•	Termination of the pension plan and Pension SERP at the end of 2013 at FHFA's direction;

•
Institution by FHFA of a freeze in salary and total compensation for all of 2011 and 2012, such that changes to base salaries and Target TDC were only provided for promotions and other significant increases in responsibility;

•	Reduction of annual CEO compensation to $600,000; and

•	Elimination of bonuses and the potential for the at-risk elements of compensation for our senior executives to exceed target levels, regardless of the level of company and/or individual performance.
As a result of these and other actions taken since we were placed in conservatorship, the aggregate level of compensation for our executives is now well below the 50th percentile of the competitive market.
The company's current status, uncertain future, and the level of compensation paid to our executives all contribute to concerns about our ability to attract and retain competent and experienced executives and employees. However, our public mission and certain features of our executive compensation program have enabled us to do so despite the challenges resulting from our current circumstances. Our public mission to expand opportunities for homeownership and affordable rental housing attracts employees at all levels who seek to help rebuild the nation's housing finance system and be involved in the ongoing recovery of the housing market. Also, the higher proportion of fixed compensation in our executive compensation program — only 30% of pay is at-risk, significantly below the levels at companies with which we compete for talent — provides a degree of certainty that offsets, at least to some degree, the uncertain future of the company and the below market compensation levels.
Overview of Program Structure
The 2013 Executive Management Compensation Program, or the Executive Compensation Program, was adopted effective January 1, 2013. It replaced the program that was in place during 2012. There were three primary changes introduced in 2013, as follows:

1.
The forfeiture provision for Fixed Deferred Salary was extended, such that the 25-month vesting schedule will reset annually and earned but unpaid amounts will be reduced by 2% for each full or partial month by which a termination precedes January 31 of the second year following the performance year;

2.
A retirement provision was added that provides that officers who are at least 65 years old, regardless of their length of service, will be considered retirement-eligible and not subject to the 2% reduction described above; and

3.
At-Risk Deferred Salary was linked to corporate goals which are complementary to Conservatorship Scorecard objectives (the Complementary Corporate Goals), such that the portion of At-Risk Deferred Salary that in prior years was linked only to individual performance is now linked to both individual performance and the company’s performance against the Complementary Corporate Goals.

For a description of our executive compensation program for 2014, see our Current Report on Form 8-K filed on December 10, 2013.
Compensation in 2013 for each NEO other than Mr. Layton was governed by the Executive Compensation Program. A further discussion of Mr. Layton’s compensation is set forth below in “— Chief Executive Officer Compensation.” The Executive Compensation Program attempts to balance our need to retain critical executive talent and attract new executive talent with the promotion of the conservatorship objectives, the Complementary Corporate Goals and the interests of taxpayers. All compensation under the Executive Compensation Program is delivered exclusively in cash because we cannot provide equity-based compensation to our employees under the terms of the Purchase Agreement, unless such grants are approved by Treasury.
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

286	Freddie Mac

•
FHFA has directed that its approval be obtained before taking action involving: (i) entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements for officers at the senior vice president level and above and for other officers as FHFA may deem necessary to successfully carry out its role as Conservator; (ii) any establishment or modification by us of performance management processes for such officers; and (iii) any assessment by us of our performance against conservatorship scorecards.

•
FHFA retains the authority not only to approve both the terms and amount of any compensation prior to payment to any of our executive officers, but also to modify any existing compensation arrangements.

Executive Compensation Best Practices
We employ the following executive compensation best practices:

•	No agreements that guarantee a specific amount of compensation for a specified term of employment;

•	No tax “gross-ups”;

•	Limited executive perquisites;

•	Clawback provisions that result in a significant portion of compensation earned being subject to recapture and/or forfeiture; and

•	No golden parachute payments or other change in control provisions in any of our compensation or benefit programs.
Chief Executive Officer Compensation
Mr. Layton’s compensation consists solely of an annual Base Salary of $600,000, a level established by FHFA. He does not participate in the Executive Compensation Program and therefore has no compensation subject to either corporate or individual performance, nor is his compensation subject to recapture as discussed further in "— Recapture and Forfeiture Agreement." Mr. Layton is, however, eligible to participate in all other employee benefit plans offered to Freddie Mac’s other senior executives pursuant to the terms of those plans.
Elements of Target Total Direct Compensation (Target TDC)
Compensation under the Executive Compensation Program for the NEOs other than Mr. Layton consists solely of salary with two components — Base Salary and Deferred Salary — which are described in the table below.

Element of Compensation	Description	Primary Compensation Objective	Key Features
Base Salary	Earned and paid each bi-weekly pay period	To provide a fixed level of compensation to each NEO for the responsibility level of his/her position	Cannot exceed $500,000 per year, except as approved by FHFA
Deferred Salary
Fixed Deferred Salary is earned each bi-weekly pay period. The amount earned each quarter is paid on the last business day of the corresponding quarter of the following year, referred to as the Approved Payment Schedule
		To encourage executive retention	Equal to Target TDC less Base Salary and At-Risk Deferred Salary
	At-Risk Deferred Salary is earned and paid in the same manner as Fixed Deferred Salary, but is subject to reduction based on corporate and individual performance	To encourage achievement of corporate and individual performance goals
Equal to 30% of Target TDC. Half of At-Risk Deferred Salary is subject to reduction based on Conservatorship Scorecard performance, and half is subject to reduction based on a combination of corporate performance against Complementary Corporate Goals and individual performance.

The objectives against which 2013 corporate performance was measured are described in “At-Risk Deferred Salary Based on Conservatorship Scorecard Performance” and “At-Risk Deferred Salary Based on Complementary Corporate Goals and Individual Performance.”

See Other Executive Compensation Considerations — Effect of Termination of Employment for more information on the effect of a termination of employment, including a discussion of the timing and payment of any unpaid portion of Deferred Salary upon all types of termination events.
Performance Measures for the Performance-Based Elements of Compensation

287	Freddie Mac

The performance measures for At-Risk Deferred Salary, together with a description of the assessment of actual performance against such measures, are presented below in “Determination of Actual 2013 Compensation — At-Risk Deferred Salary Based on Conservatorship Scorecard Performance” and “— At-Risk Deferred Salary Based on Complementary Corporate Goals and Individual Performance.” These performance measures were chosen because they reflected our 2013 priorities during conservatorship.
Determination of 2013 Target TDC for NEOs
Role of Compensation Consultants
As part of the annual process to determine the Target TDC for each of the NEOs other than Mr. Layton, whose compensation is fixed as described in “— Chief Executive Officer Compensation,” the Compensation Committee receives guidance from Meridian Compensation Partners, LLC (Meridian), its independent compensation consultant. In addition to the annual process to determine Target TDC, Meridian provides guidance to the Compensation Committee during the course of the year on other executive compensation matters.
Meridian has not provided the Compensation Committee with any non-executive compensation services, nor has the firm provided any consulting services to our management. Additionally, during 2013, the Committee reviewed Meridian's independence based on the factors outlined in Rule 10C-1(b)(4) under the Exchange Act and determined that Meridian continues to be independent.
2013 Comparator Group Companies
The Compensation Committee annually evaluates each senior executive’s Target TDC in relation to the compensation of executives in comparable positions at companies that are either in a similar line of business or are otherwise comparable for purposes of recruiting and retaining individuals with the requisite skills and capabilities. We refer to this group of companies as the Comparator Group.
When there is either no reasonable match or insufficient data from the Comparator Group for a position, or if Meridian believes that additional data sources would strengthen the analysis of competitive market compensation levels, the Compensation Committee may use alternative survey sources.
Prior to the Compensation Committee’s review to determine the Comparator Group companies to be used to establish 2013 Target TDC, FHFA recommended that Freddie Mac and Fannie Mae align their Comparator Groups so that consistent compensation data is used by both companies for the same or similar senior officer positions. Representatives of the two companies and their independent compensation consultants identified a group of companies to be used by both us and Fannie Mae as the 2013 Comparator Group. The 2013 Comparator Group included five new companies — Ally Financial, AIG, BB&T, Fifth Third Bancorp, and Regions Financial — and excluded the three credit card issuers — American Express, MasterCard, and Visa — that were included in the 2012 Comparator Group. Additionally, we are included in our own Comparator Group to ensure that both we and Fannie Mae use identical data for compensation benchmarking.
The Comparator Group consisted of the following companies for 2013:

Allstate	Fannie Mae	PNC
Ally Financial	Fifth Third Bancorp	Prudential
AIG	Freddie Mac	Regions Financial
Bank of America*	The Hartford	State Street
Bank of New York Mellon	JPMorgan Chase*	SunTrust
BB&T	MetLife	U.S. Bancorp
Capital One	Northern Trust	Wells Fargo*
Citigroup*

*	Only mortgage or real estate division-level compensation data from these diversified banking firms may be utilized where available and appropriate for the position being benchmarked.
The Compensation Committee has determined, in consultation with FHFA and Fannie Mae, that these same companies will comprise the 2014 Comparator Group.
Establishing Target TDC
For 2013, consistent with both 2012 and 2011, annual Target TDC adjustments were limited by FHFA to generally occur only when an executive was promoted or experienced a significant change in responsibilities. In addition, FHFA’s view is that the compensation for our senior officers, in the aggregate, should be positioned closer to the 25th percentile of the competitive market, rather than our practice prior to entering conservatorship, which generally was to target compensation, in the aggregate, at the 50th percentile of the competitive market.

288	Freddie Mac

The Compensation Committee developed its 2013 Target TDC recommendations for the NEOs by reviewing data from the Comparator Group and, as appropriate, alternative survey sources. For Messrs. Kari, Lowman, Mackey and McDavid, the Compensation Committee reviewed competitive market data solely from the Comparator Group. For Mr. Weiss, our EVP-Chief Administrative Officer, no reasonable match was available in either the Comparator Group or one of the alternative survey sources due to the unique nature of his responsibilities. As a result, the compensation level for his role was evaluated by comparing the scope and breadth of his responsibilities with those of other executive-level positions at the company.
The Compensation Committee’s 2013 Target TDC recommendation for each of the NEOs other than Mr. Layton was reviewed and approved by FHFA. The following table sets forth the components of 2013 Target TDC for each of our NEOs and the percentage change, if any, compared to 2012 Target TDC.
Table 76 — 2013 Target TDC

	2013 Target TDC (Annualized)
Named Executive Officer	Base Salary	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC	Percent Change v. Prior Year
Donald H. Layton	$600,000	$—	$—	$600,000	0%
James G. Mackey	500,000	1,600,000	900,000	3,000,000	N/A
Ross J. Kari	675,000	1,530,000	945,000	3,150,000	0%
David B. Lowman	500,000	1,600,000	900,000	3,000,000	N/A
William H. McDavid	500,000	1,320,000	780,000	2,600,000	0%
Jerry Weiss	495,000	891,000	594,000	1,980,000	0%
Determination of Actual 2013 Compensation
As discussed more fully below, the Compensation Committee and FHFA considered our achievements in pursuing our primary business objectives, as well as other factors, in determining the funding levels for the following elements of compensation in 2013.
At-Risk Deferred Salary Based on Conservatorship Scorecard Performance
Half of each NEO's 2013 At-Risk Deferred Salary, or 15% of Target TDC, was subject to reduction based on the company's performance, as assessed by FHFA, against the objectives in the 2013 Conservatorship Scorecard. Following the end of the year, FHFA independently assessed the company’s 2013 performance against the Conservatorship Scorecard, taking into consideration the following:

•	The quality, thoroughness, creativity, effectiveness, and timeliness of our work products;

•	Collaboration and cooperation with FHFA, Fannie Mae and the industry; and

•	The extent to which the outcomes of our activities support a competitive secondary mortgage market with lower barriers to entry and exit of participants.
In particular, FHFA noted the following specific factors in assessing our performance against the Conservatorship Scorecard:

•	The company's accomplishment of the vast majority of Conservatorship Scorecard objectives, scoring 100% on most of its objectives;

•	The thought leadership and creativity provided by Freddie Mac personnel involved in the risk sharing transactions; and

•	The on-time delivery of the integration plan for the Common Securitization Platform.
Based on the company’s performance against the Conservatorship Scorecard, including these considerations, FHFA determined that the funding level for this portion of At-Risk Deferred Salary should be 97%. The table below presents the objectives and FHFA's assessment of our achievement against those objectives.

Table 77 — Achievement of Conservatorship Scorecard Performance Measures

Performance Goals			FHFA's Summary of Performance
1	Build a new infrastructure for the secondary mortgage market (30%)
	Common Securitization Platform (CSP)		All goals were achieved with the following exceptions, which will be carried over to the 2014 Scorecard:
In conjunction with FHFA, continue the foundational development of the CSP:
	•	Establish initial ownership and governance structure for the CSP. Assign dedicated resources and establish independent location site for the CSP Team.	• •	Completion of functional requirements Development of a servicer integration plan
	•	Develop the design, scope and functional requirements for the CSP's modules and develop the initial business operational process model.

289	Freddie Mac

	•	Develop multi-year plans, inclusive of CSP build, test and deployment phases, and the Enterprises' related system and operational changes.
	•	Develop and begin testing the CSP.
	•	Support FHFA progress reports to the public on the design, scope and functional requirements. Update documents based on feedback received.
	Contractual Disclosure Framework (CDF)		All goals were achieved in accordance with roadmaps, milestones and guidance from FHFA
Continue the development of the CDF to meet the requirements for investors in mortgage securities and credit risk:
	•	Identify and develop standards in data (i.e., leveraging the work underway in the Uniform Mortgage Data Program), disclosure and Seller/Servicer contracts.
•
Develop and execute work plans for alignment activities between the Enterprises with regard to the common standards and creation of legal/contractual documents to facilitate varied credit risk transfer transactions.

	•	Engage with the public in a variety of forums to seek feedback and incorporate revisions.
	•	Support FHFA progress reports to the public.
Uniform Mortgage Data Program (UMDP)
•
Complete identification and development of data standards for Uniform Mortgage Servicing Data (UMSD), leveraging the Mortgage Industry Standards Maintenance Organization process. Establish timeline to implement data collection and use of UMSD data in enhanced disclosures and risk management strategy,
All goals (including, for the fourth quarter, an alternative goal established by FHFA as discussed below) were achieved.
	•	Develop plan to standardize origination data (e.g., HUD-1 and Uniform Residential Loan Application) as well as timeline for implementation.
An alternative milestone to provide a plan for publication of a timeline for the announcement and collection of standardized closing disclosure data was achieved. This alternative milestone was established by FHFA due to a delay in the issuance of the final rule and closing disclosure form by the Consumer Financial Protection Bureau.

2	Contract the Enterprises dominant presence in the marketplace while simplifying and shrinking certain operations (by line of business) (50%)

Single Family - Each Enterprise will demonstrate the viability of multiple types of risk transfer transactions involving single family mortgages with at least $30 billion of unpaid principal balances in 2013. (Risk transfer transactions of less than $10 billion receive no credit toward this goal, while results between $10 billion and $30 billion will receive partial credit.)
All goals related to risk transfer transactions were achieved, demonstrating the viability of multiple types of risk transfer transactions involving single-family mortgages.

Multi-Family - Reduce the UPB amount of new multifamily business relative to 2012 by at least 10% by tightening underwriting, adjusting pricing and limiting product offerings, while not increasing the proportion of the Enterprises' retained risk. (Reductions between 0% and 10% will receive partial credit.)
The goal was achieved
	Retained Portfolio - Reduce the December 31, 2012 retained portfolio balance (exclusive of agency securities) by selling 5% of assets. (Sales between 0% and 5% will receive partial credit.)		The goal was achieved
Scoring Note: In assessing results for these measures under Performance Goal 2, FHFA considered changes in market and regulatory conditions, and whether the transactions:
		•	Were economically sensible;
		•	Were operationally well-controlled;
		•	Involved a meaningful transference of credit risk; and
		•	Were transparent to the marketplace.

FHFA also assessed whether the utility of the transaction furthered the long-term strategic goal of risk transfer, in judging whether to award credit for individual transactions in meeting the totals set forth for each measure.

3	Maintain foreclosure prevention activities and credit availability for new and refinanced mortgages (20%)
	•	Adapt quickly to statutory, regulatory, and market changes through appropriate modifications and/or enhancements to loss mitigation and refinance options.
The goals were substantially achieved. However, in several instances, the company's analysis was delayed or less complete than desired. Additionally, program reporting for streamlined modifications was less robust than desired. Certain initiatives are ongoing and will be carried over to the 2014 Scorecard.

	•	Enhance post-delivery quality control practices and transparency associated with new representation and warranty framework.	All goals were achieved
	•	Complete representation and warranty demands for pre-conservatorship loan activity.	The goal was substantially achieved
	•	Develop counterparty risk management standards for mortgage insurers that include uniform master policies and eligibility requirements.	The goals related to both mortgage insurance master policy eligibility and mortgage insurer eligibility were achieved
	•	Incorporate policies related to lender placed insurance (LPI) within the Servicing Alignment initiative.	All goals were achieved. Additionally, the company is on schedule with an ongoing obligation to work with FHFA to identify additional LPI cost savings.
 At-Risk Deferred Salary Based on Complementary Corporate Goals and Individual Performance

290	Freddie Mac

The other half of each NEO's At-Risk Deferred Salary, also equal to 15% of Target TDC, was subject to reduction based on a combination of the company's performance against the Complementary Corporate Goals and their individual performance. The six Complementary Corporate Goals were established to drive how we manage and improve the commercial aspects of our business and are intended to complement the FHFA Strategic Plan and Conservatorship Scorecard. Certain of the individual performance objectives for the NEOs were either Conservatorship Scorecard objectives or Complementary Corporate Goals or directly supported their achievement.
No weightings were assigned to the Complementary Corporate Goals. As a result, it was necessary for the Compensation Committee to apply judgment in determining the overall level of performance. In making its determination, the Committee primarily considered the fact that the vast majority of the Complementary Corporate Goals were achieved.
The Compensation Committee therefore determined that no reduction should be applied to this portion of At-Risk Deferred Salary.

291	Freddie Mac

Table 78 — Achievement of Complementary Corporate Goals

Complementary Corporate Goal and Specific Criteria		Assessment of Performance
People - Make Freddie Mac a fulfilling place to work
While we met or exceeded all but one of the external benchmarks related to the employee survey used to measure success for this goal, we did not achieve the desired level of increased positive responses for several of the survey questions.

•	Achieve culture change goals at all levels
•	Invest in people to strengthen commitment
•	Enhance diversity efforts targeting higher-level positions
Customers - Substantially enhance the customer experience
With one exception, we achieved or exceeded all aspects of this goal, which included completing a process for identifying and addressing causes of dissatisfaction among our key customers. We also established measurable service level standards designed to have a significant positive impact on external customer service. These actions were borne out by increased customer satisfaction index scores among both single-family and multifamily customers.

•	Strengthen market presence and relevance
•	Increasingly focus on five distinct customer sets, both direct and indirect
•	Address customer dissatisfiers
•	Focus on service
Enhanced Mission - Help people own, rent, and stay in their homes
All elements of this goal were either met or exceeded, including those related to HARP purchases, loan modifications, short sales, REO dispositions in repaired condition and cases resolved with a non-foreclosure solution.

•	Continue to provide liquidity
•	Enhance our reputation by considering the impact of our actions
Financial Performance - Enhance business capabilities and performance to position the company for financial success in a competitive future
With one exception, all elements of this goal were either met or exceeded. While we succeeded in strengthening our expense management discipline, our general and administrative expenses were higher than anticipated due primarily to FHFA-driven activity, specifically private label securities litigation and development of the Common Securitization Platform.

•	Improve single-family profitability and market presence
•	Maintain profitable and quality multifamily business
•	Enhance retained portfolio value and market presence
•	Strengthen our expense management discipline
•	Sharpen our decision-making capabilities
Risk Management - Take responsibility for risk management to make it a competitive advantage
All but one element of this goal was either met or exceeded. While closure of significant deficiencies has far outpaced identification of new issues, we did not achieve timely remediation of all open issues.

•	Reinforce risk ownership by instilling “everyone is a risk manager”
•	Address risks and resolve findings in a timely manner by being proactive
•	Make informed risk-reward decisions
Execution - Improve the urgency and quality of execution		While we established and executed internal service-level agreements, we did not do so by the date set by management. All other aspects of this goal were either met or exceeded, including:
•	Focus on quality
•	Increase decisiveness
		•	Developing customer satisfaction scorecards;
		•	Delivering projects managed by the Enterprise Project Management Office on schedule and on budget; and
		•	Conducting more than the planned number of process improvement reviews to identify opportunities to reduce bureaucracy or improve the speed of decision-making.
The Committee then assessed the individual performance of each NEO, receiving input from Mr. Layton. The Committee used its judgment to determine the reduction, if any, for each NEO. In each case, the Compensation Committee's determination was consistent with Mr. Layton's recommendation. FHFA reviewed and approved these determinations.
Each NEO's individual performance and the reduction, if any, to this portion of his At-Risk Deferred Salary, is discussed below. The relatively narrow spread of the individual differentiation between the largest and smallest reductions for the portion of At-Risk Deferred Salary based on performance against the Complementary Corporate Goals and individual performance (expressed as a percentage of each NEO’s target) reflects the Compensation Committee's attempt to balance the contributions of each NEO toward the high level of performance against the Complementary Corporate Goals, with the need to differentiate between levels of individual performance.

292	Freddie Mac

Mr. Layton's performance is not discussed below because his compensation does not include Deferred Salary.
James G. Mackey, Executive Vice President – Chief Financial Officer. The Compensation Committee determined that the payment to Mr. Mackey for the portion of his At-Risk Deferred Salary that was subject to reduction based on Complementary Corporate Goals and individual performance would be $64,772. This amount is equal to his target for the portion of the year he was employed. Upon joining the company on November 11, 2013, Mr. Mackey focused on the year-end financial process, identifying strategic changes that will enable the company to operate more effectively and efficiently, and successfully transitioning into his new role. In addition, we generally do not perform a full assessment of performance – or reduce elements of compensation based on individual performance – for employees who join the company on or after September 1 due to the difficulty associated with evaluating new employee performance over fewer than four full months of service. Accordingly, the CEO and the Compensation Committee determined there should be no reduction to this element of Mr. Mackey’s At-Risk Deferred Salary.
Ross J. Kari, Former Executive Vice President – Chief Financial Officer. The Compensation Committee determined that the payment to Mr. Kari for the portion of his At-Risk Deferred Salary that was subject to reduction based on Complementary Corporate Goals and individual performance would be $448,875, compared with his target of $472,500. In recommending and determining this amount, the CEO and the Compensation Committee considered that, during Mr. Kari’s tenure as our CFO – which ended in November 2013 – the Finance Division generally met or exceeded the majority of its goals. These included issuing timely and accurate financial statements, coordinating the cross-divisional effort that ultimately resulted in the release of the valuation allowance associated with our deferred tax assets, supporting business units in the production of management reports for business performance reviews, implementing numerous process improvements throughout the Finance Division to enhance efficiency, and improving processes for remediating control issues.
David B. Lowman, Executive Vice President – Single-Family Business. The Compensation Committee determined that the payment to Mr. Lowman for the portion of his At-Risk Deferred Salary that was subject to reduction based on Complementary Corporate Goals and individual performance would be $294,886. This amount is equal to his target for the portion of the year he was employed. In recommending and determining this amount, the CEO and the Compensation Committee considered the impact Mr. Lowman had, since being hired in May 2013, in the accomplishment of the 2013 Conservatorship Scorecard objectives and Complementary Corporate Goals for which the Single Family Division was primarily responsible. He personally led several representation and warranty settlement negotiations and successfully organized resources to quickly and effectively reduce the volume of impaired loans in the Legacy single-family guarantee book. More broadly, he provided strong leadership that was instrumental in enabling the Single Family Business to accomplish a variety of significant objectives. Specifically, Mr. Lowman’s strong customer focus and problem-solving abilities were instrumental in the business executing on its plan to significantly improve customer service levels and increase market share across multiple customer segments. Those qualities were also evident in the business's successful execution of three risk transfer transactions which we believe provide substantial credit risk protection for $57.8 billion of loans in our New single-family book.
William H. McDavid, Executive Vice President – General Counsel and Corporate Secretary. The Compensation Committee determined that the payment to Mr. McDavid for the portion of his At-Risk Deferred Salary that was subject to reduction based on Complementary Corporate Goals and individual performance would be $390,000. This amount is equal to his target. In recommending and determining this amount, the CEO and the Compensation Committee considered Mr. McDavid’s achievements and leadership of the Legal Division in 2013. In addition to serving as the primary liaison to our Board of Directors and providing high-quality legal advice to the rest of the organization, Mr. McDavid personally supervised a variety of demanding and complex legal issues during 2013. Most notably, the Legal Division played a critical role in negotiating $7.8 billion in various legal settlements. Mr. McDavid also implemented several operational and organizational changes in the Legal Division that increased its effectiveness and efficiency. Additionally, the division led an effort that resulted in the streamlining and modernization of internal company policies.
Jerry Weiss, Executive Vice President – Chief Administrative Officer. The Compensation Committee determined that the payment to Mr. Weiss for the portion of his At-Risk Deferred Salary that was subject to reduction based on Complementary Corporate Goals and individual performance would be $282,150, compared with his target of $297,000. In recommending and determining this amount, the CEO and the Compensation Committee considered the positive impact that Mr. Weiss’s leadership of the Chief Administrative Officer organization had on the accomplishment of the 2013 Conservatorship Scorecard objectives and Complementary Corporate Goals. In addition to the role Mr. Weiss has played as the company’s primary senior executive liaison to FHFA and Treasury, he also led the company’s efforts that resulted in significant progress on two major Conservatorship Scorecard objectives – the Common Securitization Platform and the Contractual Disclosure Framework. Mr. Weiss also provided leadership in coordinating the company’s strategy and policy activities related to the future state of the GSEs. For the Complementary Corporate Goals, Mr. Weiss guided his portfolio of activities to execute in a more strategic and efficient manner, which enhanced their enterprise-wide support for a number of business initiatives, as well as reduced costs.

293	Freddie Mac

The following chart compares the target and actual amounts of 2013 Deferred Salary for each NEO other than Mr. Layton. The actual amount earned is scheduled to be paid in equal quarterly installments on the last business day of each calendar quarter of 2014.
Table 79 — 2013 Deferred Salary

	Target 2013 Deferred Salary				Actual 2013 Deferred Salary
		At-Risk				At-Risk
Named Executive Officer	Fixed	Conservatorship Scorecard	Complementary Goals/ Individual	Total Target Deferred Salary	Fixed	Conservatorship Scorecard	Complementary Goals/ Individual	Total Actual Deferred Salary
Mr. Mackey[1]	$230,303	$64,773	$64,772	$359,848	$230,303	$62,830	$64,772	$357,905
Mr. Kari	1,530,000	472,500	472,500	2,475,000	1,530,000	458,325	448,875	2,437,200
Mr. Lowman[1]	1,048,485	294,887	294,886	1,638,258	1,048,485	286,040	294,886	1,629,411
Mr. McDavid	1,320,000	390,000	390,000	2,100,000	1,320,000	378,300	390,000	2,088,300
Mr. Weiss	891,000	297,000	297,000	1,485,000	891,000	288,090	282,150	1,461,240

(1)	Amounts for Messrs. Lowman and Mackey are pro-rated based on their dates of hire in May and November, 2013, respectively.

Written Agreements Relating to Our NEOs' Employment
We entered into letter agreements with each of our NEOs in connection with their hiring, as described further below. Although the letter agreements set forth specific initial levels of Base Salary and, where applicable, Target TDC, the compensation of each NEO is subject to change by FHFA and, other than in the case of Mr. Layton, is subject to the terms of the Executive Compensation Program.
We also entered into restrictive covenant and confidentiality agreements with each of our NEOs in connection with their hiring. The non-competition and non-solicitation provisions included in the restrictive covenant and confidentiality agreements are described in “Potential Payments Upon Termination of Employment or Change-in-Control.”
Executive Compensation Program participants are not currently entitled to a guaranteed level of severance benefits upon any type of termination event. For additional information on compensation and benefits payable in the event of a termination of employment, see “Potential Payments Upon Termination of Employment or Change-in-Control” below.
Mr. Layton
We entered into: (a) a letter agreement; and (b) a restrictive covenant and confidentiality agreement with Mr. Layton in connection with his employment as our Chief Executive Officer. The terms of Mr. Layton’s letter agreement provide him with an annual Base Salary of $600,000 and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s senior executive officers pursuant to the terms of these plans. Copies of Mr. Layton's letter agreement and restrictive covenant and confidentiality agreement were filed as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed on May 10, 2012.
Mr. Mackey
We entered into: (a) a letter agreement; and (b) a restrictive covenant and confidentiality agreement with Mr. Mackey in connection with his employment as our CFO. The terms of Mr. Mackey’s letter agreement provide him with the following during his employment with Freddie Mac, subject to the terms of the Executive Compensation Program: an annual Base Salary of $500,000; Target TDC opportunity of $3,000,000, which consists of the Base Salary of $500,000 and Deferred Salary of $2,500,000; and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s senior executive officers pursuant to the terms of these plans.
Mr. Mackey's letter agreement also provided for a cash sign-on award of $960,000 in recognition of the forfeited compensation at his prior employer and commuting expenses during the first several months of employment. This award will be paid in installments during Mr. Mackey’s first year of employment with us, as follows: (i) first installment: $510,000 on the same date on which Mr. Mackey received his first payment of Base Salary; (ii) second installment: $225,000 on the six-month anniversary of his hire date; and (iii) third installment: $225,000 on the one-year anniversary of his hire date. If Mr. Mackey is not an employee of Freddie Mac on an installment payment date, the installment will be forfeited. Additionally, each installment will be subject to repayment in the event that, prior to the first anniversary of an installment payment date, Mr. Mackey terminates his employment with Freddie Mac for any reason or Freddie Mac terminates his employment due to the occurrence of any of the Forfeiture Events described in his Recapture and Forfeiture Agreement. Copies of Mr. Mackey's letter agreement and restrictive covenant and confidentiality agreement were filed as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed on September 30, 2013.

294	Freddie Mac

Mr. Lowman
We entered into: (a) a letter agreement; and (b) a restrictive covenant and confidentiality agreement with Mr. Lowman in connection with his employment as our Executive Vice President - Single-Family Business. The terms of Mr. Lowman’s letter agreement provide him with the following during his employment with Freddie Mac, subject to the terms of the Executive Compensation Program: an annual Base Salary of $500,000; Target TDC opportunity of $3,000,000, which consists of the Base Salary of $500,000 and Deferred Salary of $2,500,000; and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s senior executive officers pursuant to the terms of these plans.
Mr. Lowman's letter agreement also provided for a cash sign-on award of $150,000 for commuting expenses during the first year of employment. Under the terms of the letter agreement, Mr. Lowman is required to repay a pro-rata portion of the sign-on award he received upon his hire in May 2013 in the event that, prior to the first anniversary of his hire date, he terminates his employment for any reason or Freddie Mac terminates his employment due to the occurrence of any of the Forfeiture Events described in his Recapture and Forfeiture Agreement. Copies of Mr. Lowman's letter agreement and restrictive covenant and confidentiality agreement are filed as Exhibits 10.48 and 10.49, respectively, to this Annual Report on Form 10-K.
Mr. McDavid
We entered into: (a) a letter agreement; and (b) a restrictive covenant and confidentiality agreement with Mr. McDavid in connection with his employment as our Executive Vice President - General Counsel and Corporate Secretary. The terms of Mr. McDavid’s letter agreement provide him with the following during his employment with Freddie Mac, subject to the terms of the Executive Compensation Program: an annual Base Salary of $500,000; Target TDC opportunity of $2,600,000, which consists of the Base Salary of $500,000 and Deferred Salary of $2,100,000; and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s senior executive officers pursuant to the terms of these plans. Copies of Mr. McDavid's letter agreement and restrictive covenant and confidentiality agreement were filed as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed on July 9, 2012.

Messrs. Kari and Weiss
We do not have any continuing obligations under the letter agreements that were entered into with Messrs. Kari or Weiss at the time of their employment. The restrictive covenant and confidentiality agreements entered into by Messrs. Kari and Weiss were filed, respectively, as Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on November 6, 2009 and Exhibit 10.49 to our Annual Report on Form 10-K filed on March 9, 2012.
Recapture and Forfeiture Agreement
Freddie Mac has adopted, with the approval of FHFA, the Recapture and Forfeiture Agreement (the “Recapture Agreement”). An NEO's agreement to the Recapture Agreement is a condition of participation in the Executive Compensation Program. We entered into a Recapture Agreement with each of our NEOs other than Mr. Layton. We did not enter into a Recapture Agreement with Mr. Layton because he only receives Base Salary, which is not subject to recapture.
The Recapture Agreement provides for the recapture and/or forfeiture of Deferred Salary earned, paid or to be paid pursuant to the terms of the Executive Compensation Program if, after providing the required notice, our Board of Directors, in the good faith exercise of its sole discretion, determines that a Forfeiture Event has occurred. The Forfeiture Events and the Deferred Salary subject to recapture and/or forfeiture are described below.

•	Materially Inaccurate Information

◦
Forfeiture Event: The NEO has earned or obtained the legally binding right to a payment of Deferred Salary based on materially inaccurate financial statements or any other materially inaccurate performance measure.

◦
Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary in excess of the amount that the Board of Directors determines would likely have been otherwise earned using accurate measures during the two years prior to the Forfeiture Event.

•	Termination for Felony Conviction or Willful Misconduct

◦	Forfeiture Event: The NEO’s employment is terminated in any of the following circumstances:

▪	Termination of employment because the NEO is convicted of, or pleads guilty or nolo contendere to, a felony;

▪
Subsequent to termination of employment, the NEO is convicted of, or pleads guilty or nolo contendere to, a felony, based on conduct occurring prior to termination, and within one year of such conviction or plea, the Board of Directors determines that such conduct is materially harmful to Freddie Mac.

▪
Termination of employment because, or within two years of termination, the Board of Directors determines that, the NEO engaged in willful misconduct in the performance of his or her duties that was materially harmful to Freddie Mac.

295	Freddie Mac

◦
Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary earned during the two years prior to the date that the NEO is terminated, any Deferred Salary scheduled to be paid within two years after termination and any cash payment made or to be made as consideration for any release of claims agreement.

•	Gross Neglect or Gross Misconduct

◦
Forfeiture Event: The NEO’s employment is terminated because, in carrying out his or her duties, the NEO engages in conduct that constitutes gross neglect or gross misconduct that is materially harmful to Freddie Mac, or within two years after the NEO’s termination of employment, the Board of Directors determines that the NEO, prior to his or her termination, engaged in such conduct.

◦
Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary paid at the time of termination or subsequent to the date of termination, including any cash payment made as consideration for any release of claims agreement.

•	Violation of a Post-Termination Non-Competition Covenant

•
Forfeiture Event: The NEO violates a post-termination non-competition covenant set forth in the restrictive covenant and confidentiality agreement in effect when a payment of Deferred Salary is scheduled to be made.

•	Compensation Subject to Recapture and/or Forfeiture: 50% of the Deferred Salary paid during the twelve months immediately preceding the violation and 100% of any unpaid Deferred Salary.
Under the Recapture Agreement, the Board of Directors has discretion to determine the appropriate dollar amount, if any, to be recaptured from and/or forfeited by the NEO, which is intended to be the gross amount of compensation in excess of what Freddie Mac would have paid the NEO had Freddie Mac taken the Forfeiture Event into consideration at the time such compensation decision was made.
A copy of the form of the Recapture Agreement was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2013. The Recapture Agreement applicable to compensation earned in 2012 was filed as Exhibit 10.3 to our quarterly report on Form 10-Q filed on November 6, 2012 and the Recapture Policy applicable to compensation earned in 2011 was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on December 24, 2009.
The following additional event is applicable only to the CEO and CFO, to the extent they have compensation subject to recapture.

•
Accounting Restatement Resulting from the Executive’s Misconduct - If misconduct by the CEO and/or CFO necessitates the preparation of an accounting restatement due to material non-compliance with financial reporting requirements, the compensation subject to recapture will be determined in accordance with Section 304 of the Sarbanes-Oxley Act.

Indemnification Agreements
We have also entered into indemnification agreements with certain of our current and former directors and executive officers, each an indemnitee, including each of our NEOs. With respect to indemnification agreements entered into with executive officers in or after August 2011, the form of agreement has been revised to provide that indemnification rights under the agreement would terminate if and when the executive officer remained with Freddie Mac after ceasing to report directly to the CEO with respect to any claims arising from matters occurring after the officer was no longer a direct CEO report. Similar indemnification rights would continue to be available to such executive officers under the Bylaws going forward. The indemnification agreements provide that we will indemnify the indemnitee to the fullest extent permitted by our Bylaws and Virginia law. This obligation includes, subject to certain terms and conditions, indemnification against all liabilities and expenses (including attorneys’ fees) actually and reasonably incurred by the indemnitee in connection with any threatened or pending action, suit or proceeding, except such liabilities and expenses as are incurred because of the indemnitee’s willful misconduct or knowing violation of criminal law. The indemnification agreements provide that if requested by the indemnitee, we will advance expenses, subject to repayment by the indemnitee of any funds advanced if it is ultimately determined that the indemnitee is not entitled to indemnification. The rights to indemnification under the indemnification agreements are not exclusive of any other right the indemnitee may have under any statute, agreement or otherwise. Our obligations under the indemnification agreements will continue after the indemnitee is no longer a director or officer of the company with respect to any possible claims based on the fact that the indemnitee was a director or officer, and the indemnification agreements will remain in effect in the event the conservatorship is terminated. The indemnification agreements also provide that indemnification for actions instituted by FHFA will be governed by the standards set forth in FHFA's Notice of Proposed Rulemaking, transmitted to the Federal Register on November 6, 2008, implementing 12 U.S.C. 4518. That proposed rulemaking has not yet been finalized. In the preamble to FHFA's final rule on Golden Parachute Payments, published in the Federal Register on January 28, 2014, FHFA indicated that a final rule on indemnification payment provisions remains under review.
Other Executive Compensation Considerations
Effect of Termination of Employment

296	Freddie Mac

Under the Executive Compensation Program, Base Salary ceases upon an NEO’s termination of employment, regardless of the reason for such termination. The timing and payment of any unpaid portion of Deferred Salary is based upon the reason for termination, which is discussed in “Potential Payments Upon Termination of Employment or Change-in-Control — Potential Payments Under the Executive Compensation Program.”
Perquisites
We believe that perquisites should be a minimal part of the compensation package for our NEOs. Total annual perquisites for any NEO cannot exceed $25,000 without FHFA approval, and we do not provide a gross-up to cover any taxes due on the perquisite itself. The only perquisite provided to our NEOs during 2013 was reimbursement for assistance with personal financial planning, tax planning, and/or estate planning, up to an annual maximum benefit that varies by position.
Supplemental Executive Retirement Plan
In 2013, our NEOs were eligible to participate in our Supplemental Executive Retirement Plan, or SERP. The SERP is designed to provide participants with the full amount of benefits to which they would have been entitled under our Pension Plan and Thrift/401(k) Savings Plan if those plans: (a) were not subject to certain dollar limits under the Internal Revenue Code; and (b) did not exclude from “compensation” Deferred Base Salary prior to 2012 and amounts deferred under our Executive Deferred Compensation Plan (discussed below).
Effective January 1, 2012, eligibility for the “Pension SERP Benefit” (as defined in the SERP) is limited, and Executives (as defined in the SERP) whose employment with the company commenced after December 31, 2011 (or who are rehired after that date) are not eligible for the Pension SERP Benefit.
On August 27, 2012, the SERP was amended, with approval of FHFA. Under this amendment, which became effective as of January 1, 2012, benefits under the SERP are limited to two times a participant’s Base Salary in any calendar year in which the participant’s compensation is covered by the Executive Compensation Program.
On October 24, 2013, the Company received a directive from FHFA to terminate the Pension Plan as well as the Pension SERP Benefit and the pre-2005 Thrift/401(k) components (together, the “Terminating SERP”) of the SERP. No Pension SERP Benefit accruals or Pension Plan accruals will occur after December 31, 2013. The accruals associated with the Terminating SERP will be distributed within twelve to twenty-four months of October 24, 2013.
For additional information regarding this benefit see “Compensation Tables” below.
Stock Ownership, Hedging and Pledging Policies
In November 2008, FHFA approved the suspension of our stock ownership guidelines, because we had ceased paying our executives stock-based compensation. Also, the Purchase Agreement prohibits us from issuing any shares of our equity securities without the prior written consent of Treasury. The suspension of stock ownership requirements is expected to continue through the conservatorship and until such time that we resume granting stock-based compensation.
All employees, including our NEOs, are prohibited from purchasing and selling derivative securities related to our equity securities, including warrants, puts and calls, or from dealing in any derivative securities other than pursuant to our stock-based benefit plans. All directors and employees (including our NEOs) are prohibited from transacting in options (other than options granted by us) or other hedging instruments as specified in our Insider Trading Policy. In addition, all directors and employees (including our NEOs) are prohibited from holding our securities in a margin account or pledging our securities as collateral for a loan.
Section 162(m) Limits on the Tax Deductibility of Our Compensation Expenses
Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a company may annually deduct for compensation to its CEO and certain other NEOs, unless, among other things, the compensation is “performance-based,” as defined in section 162(m). Given the conservatorship and the desire to maintain flexibility to promote our corporate goals, At-Risk Deferred Salary is not structured to qualify as performance-based compensation under section 162(m).
Compensation Committee Interlocks and Insider Participation
None of the members of the Board of Directors who served on the Compensation Committee during fiscal year 2013 were our officers or employees or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
This report is respectfully submitted by the members of the Compensation Committee of the Board.

297	Freddie Mac

Anthony A. Williams, Chairman
Steven W. Kohlhagen
Christopher S. Lynch
Sara Mathew
Saiyid T. Naqvi
Compensation and Risk
With respect to 2013, our management conducted an assessment of our compensation plans and programs that were in place during the year and that were applicable to employees at all levels, including the Executive Compensation Program. The purpose of the assessment was to determine whether the design and operation of our compensation plans create incentives for employees to take inappropriate risks that are reasonably likely to have a material adverse effect on us. The assessment was conducted by members of our enterprise risk management and human resources teams.
The review included an evaluation of:

•	the mix of fixed and at-risk compensation;

•	eligibility for participation in compensation programs;

•	the process by which Target TDC levels are established;

•	the process for establishing performance objectives and for evaluating performance against those objectives; and

•	the involvement of the Compensation Committee and FHFA in the compensation process.
The assessment was discussed with the Compensation Committee in December 2013. Management’s conclusion, with which the Compensation Committee concurred, is that our compensation policies and practices in place during 2013 do not create risks that are reasonably likely to have a material adverse effect on us.

298	Freddie Mac

Compensation Tables
The following tables set forth compensation information for our NEOs: our CEO, CFO, former CFO and the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2013.
Table 80 — Summary Compensation Table — 2013

		Salary			Non-Equity Incentive Plan Compensation (4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation (6)
Name and Principal Position	Year	Earned During Year(1)	Deferred(2)	Bonus(3)	At-Risk Deferred Salary	Target Opportunity			Total
Donald H. Layton	2013	$600,000	$—	$—	$—	$—	$—	$23,827	$623,827
Chief Executive Officer	2012	368,750	—	—	—	—	—	—	368,750
James G. Mackey	2013	70,881	230,303	510,000	127,602	—	—	—	938,786
EVP — Chief Financial Officer
Ross J. Kari	2013	675,000	1,530,000	—	907,200	—	82,457	114,362	3,309,019
Former EVP — Chief Financial Officer	2012	675,000	1,530,000	—	921,375	554,167	156,794	133,464	3,970,800
	2011	675,000	829,167	—	721,375	988,771	118,428	55,292	3,388,033
David B. Lowman	2013	329,502	1,048,485	150,000	580,926	—	—	—	2,108,913
EVP — Single-Family Business
William H. McDavid	2013	500,000	1,320,000	—	768,300	—	—	29,713	2,618,013
EVP — General Counsel and Corporate Secretary
Jerry Weiss	2013	495,000	891,000	—	570,240	—	26,394	84,015	2,066,649
EVP — Chief Administrative Officer	2012	495,000	891,000	—	579,150	348,333	218,711	94,584	2,626,778
	2011	450,000	508,334	—	442,249	618,732	164,482	73,735	2,257,532

(1)	The amounts shown reflect Base Salary under the Executive Compensation Program as described in “Compensation Discussion and Analysis — Executive Management Compensation Program.”

(2)
The amounts shown for 2013 and 2012 reflect the Fixed Deferred Salary earned under the terms of the Executive Compensation Program. The Fixed Deferred Salary earned during each calendar quarter is paid in cash on the last business day of the corresponding quarter in the following year. The remaining portion of Deferred Salary is reported in “Non-Equity Incentive Plan Compensation” and is referred to as "At-Risk" because it is subject to reduction based upon corporate and individual performance. The amounts shown for 2011 reflect the Fixed Deferred Base Salary earned under the prior executive compensation program in place for that year. The timing of payments for Fixed Deferred Base Salary earned during 2011 is the same as described above under the Executive Compensation Program. As with the amounts reported for 2013 and 2012, a portion of 2011 Deferred Base Salary is reflected in "Non-Equity Incentive Plan Compensation" because it is performance-based.

(3)
The amounts shown reflect cash sign-on payments made to Messrs. Mackey and Lowman upon their hiring in 2013. See “Compensation Discussion and Analysis — Written Agreements Relating to Our NEOs' Employment" for additional information.

(4)
The 2013 amounts reflect At-Risk Deferred Salary earned during 2013. At-Risk Deferred Salary earned during each calendar quarter will be paid on the last business day of the corresponding quarter in 2014. See “Compensation Discussion and Analysis — Executive Management Compensation Program — Performance Measures for the Performance-Based Elements of Compensation.”

The 2012 amounts reflect (i) At-Risk Deferred Salary earned during each calendar quarter in 2012 and paid on the last business day of the corresponding quarter in 2013, and (ii) the portion of the 2011 Target Opportunity that was earned in 2012 and paid in February 2013.
The 2011 amounts reflect (i) the At-Risk Deferred Base Salary earned during each calendar quarter in 2011 and paid on the last business day of the corresponding quarter in 2012, and (ii) the portions of the 2011 and 2010 Target Opportunities that were earned in 2011 and paid in February 2012.

(5)
The amounts reported in this column reflect the actuarial increase in the present value of each NEO's accrued benefits under the Pension Plan and the Pension SERP Benefit determined using the time periods and assumptions applied in our consolidated financial statements for the years ended December 31, 2013, 2012, and 2011, respectively.

Messrs. Kari and Weiss are the only NEOs who were eligible to participate in the Pension Plan or Pension SERP because participation was limited to those individuals who were hired (or rehired) prior to January 1, 2012.
The amounts reported do not include values associated with retiree medical benefits, which are generally available on the same terms to all employees.

(6)
Amounts reflect (i) contributions we made to our tax-qualified Thrift/401(k) Savings Plan; (ii) accruals we made pursuant to the Thrift/401(k) SERP Benefit; and (iii) Perquisites. The amounts for 2013 are as follows:

299	Freddie Mac

	Thrift/401(k) Savings Plan Contributions	Thrift/401(k) SERP Benefit Accruals	Perquisites
Mr. Layton	$3,300	$20,527	$—
Mr. Mackey	—	—	—
Mr. Kari	21,550	92,812	—
Mr. Lowman	—	—	—
Mr. McDavid	300	29,413	—
Mr. Weiss	21,700	62,315	—
Employer contributions to the Thrift/401(k) Savings Plan are available on the same terms to all of our employees. After the first year of employment, we match up to 6% of eligible compensation at 100% of the employee’s contributions. Employee contributions and our matching contributions are invested in accordance with the employee’s investment elections and are immediately vested. In addition, on a discretionary basis, we may make an additional contribution to our Thrift/401(k) Savings Plan (referred to as the "Discretionary Contribution" for 2013 and as the "Basic Contribution" for years prior to 2013). In 2013, eligible employees received a Discretionary Contribution equal to 2.5% of compensation earned in the prior year. This contribution is vested 100% after an employee has completed three years of service. Amounts for the Thrift/401(k) Savings Plan contributions and Thrift/401(k) SERP Benefit accruals are presented without regard to vesting status. For additional information regarding the Thrift/401(k) SERP Benefit, see “Non-qualified Deferred Compensation” below.
Perquisites are valued at their aggregate incremental cost to us. During the years reported, the aggregate value of perquisites received by all NEOs was less than $10,000. In accordance with SEC rules, amounts shown under “All Other Compensation” do not include perquisites or personal benefits for an NEO that, in the aggregate, amount to less than $10,000.
Grants of Plan-Based Awards — 2013
The following table contains information concerning grants of plan-based awards to each of the NEOs during 2013. We are prohibited from issuing equity securities without Treasury’s consent under the terms of the Purchase Agreement. Accordingly, no stock awards were granted during 2013. For a description of the performance and other measures used to determine payouts, see “Compensation Discussion & Analysis — Executive Management Compensation Program — Elements of Target Total Direct Compensation (Target TDC),” “— Performance Measures for the Performance-Based Elements of Compensation,” “— Determination of 2013 Target TDC for NEOs,” and “— Determination of Actual 2013 Compensation.”
Table 81 — Grants of Plan-Based Awards — 2013

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	At-Risk Deferred Salary Award	Threshold	Target/Maximum
Mr. Layton(2)	Conservatorship Scorecard	$ —	$—
	Complementary Goals/Individual	—	—
	Total	—	—
Mr. Mackey	Conservatorship Scorecard	—	64,773
	Complementary Goals/Individual	—	64,772
	Total	—	129,545
Mr. Kari	Conservatorship Scorecard	—	472,500
	Complementary Goals/Individual	—	472,500
	Total	—	945,000
Mr. Lowman	Conservatorship Scorecard	—	294,887
	Complementary Goals/Individual	—	294,886
	Total	—	589,773
Mr. McDavid	Conservatorship Scorecard	—	390,000
	Complementary Goals/Individual	—	390,000
	Total	—	780,000
Mr. Weiss	Conservatorship Scorecard	—	297,000
	Complementary Goals/Individual	—	297,000
	Total	—	594,000

(1)
The amounts reported reflect At-Risk Deferred Salary granted in 2013 which is subject to reduction based on (i) corporate performance against the Conservatorship Scorecard; and (ii) an officer's individual performance and the company's performance against the Complementary Corporate Goals. The amount of At-Risk Deferred Salary actually earned can range from 0% of target (reported in the Threshold column) up to a maximum of 100% of target (reported in the Target/Maximum column). Actual At-Risk Deferred Salary amounts earned are reported in the “Non-Equity Incentive Plan Compensation” column of “Table 80 — Summary Compensation Table — 2013.”

(2)	Mr. Layton is not eligible to receive Deferred Salary.

300	Freddie Mac

Outstanding Equity Awards at Fiscal Year-End — 2013
The following table shows outstanding equity awards held by the NEOs as of December 31, 2013. As of December 31, 2013, there were no outstanding RSUs.
Table 82 — Outstanding Equity Awards at Fiscal Year-End — 2013

Option Awards(1)
	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price(2)	Option Expiration Date
Name		Exercisable	Unexercisable
Mr. Layton	—	—	—	$—	—
Mr. Mackey	—	—	—	—	—
Mr. Kari	—	—	—	—	—
Mr. Lowman	—	—	—	—	—
Mr. McDavid	—	—	—	—	—
Mr. Weiss	8/9/2004	4,970	—	64.36	8/8/2014
	5/6/2005	5,640	—	62.69	5/5/2015
	6/5/2006	5,980	—	60.45	6/4/2016

(1) Consistent with the terms of our 2004 Employee Plan, the option exercise price was set at a price equal to the fair market value of our common stock on the grant date.

(2) Amounts reported in this table represent the unexercised portion of stock option awards. The vesting schedules are as follows:

•	Stock options granted on August 9, 2004 vested at a rate of 25% beginning on the first anniversary of the grant date, and 25% on April 1, 2006, April 1, 2007, and April 1, 2008.
•	Stock options granted on May 6, 2005 and June 5, 2006 vested at a rate of 25% annually beginning on the first anniversary of the grant dates.
Option Exercises and Stock Vested — 2013
During 2013, no options were exercised and no RSUs vested.
Pension Benefits — 2013
The following table shows the actuarial present value of the accumulated retirement benefits payable to each of the NEOs under our Pension Plan and the Pension SERP Benefit (the component of the SERP that relates to the Pension Plan), computed as of December 31, 2013. A summary of the material terms of each plan follows the table, including information on early retirement. On October 24, 2013, the Company received a directive from FHFA to terminate the Pension Plan as well as the Terminating SERP. No Pension SERP Benefit accruals or Pension Plan accruals will occur after December 31, 2013. The accruals associated with the Terminating SERP will be distributed within twelve to twenty-four months of October 24, 2013.

Table 83 — Pension Benefits — 2013

Name	Plan Name	Number of Years Credited Service(1)	Present value of Accumulated Benefit(2)	Payments During Last Fiscal Year
Mr. Layton	Pension Plan	—	$—	$—
	Pension SERP Benefit	—	—	—
Mr. Mackey	Pension Plan	—	—	—
	Pension SERP Benefit	—	—	—
Mr. Kari	Pension Plan	4.2	92,944	—
	Pension SERP Benefit	4.2	334,477	—
Mr. Lowman	Pension Plan	—	—	—
	Pension SERP Benefit	—	—	—
Mr. McDavid	Pension Plan	—	—	—
	Pension SERP Benefit	—	—	—
Mr. Weiss	Pension Plan	10.2	279,052	—
	Pension SERP Benefit	10.2	536,777	—

301	Freddie Mac

(1)	Amounts reported represent the credited years of service for each NEO as of December 31, 2013, under the Pension Plan and the Pension SERP Benefit, respectively.

(2)
Amounts reported reflect the present value, expressed as a lump sum as of December 31, 2013, of each NEO’s benefits under the Pension Plan and the Pension SERP Benefit, respectively. Amounts reported are calculated assuming a lump sum payment date as of December 31, 2014. Pension Plan and Pension SERP Benefits reflected are fully vested. Messrs. Layton, Mackey, Lowman and McDavid were not eligible to participate in the Pension Plan or Pension SERP Benefit since they were hired after December 31, 2011, when the plans closed to new hires.

Pension Plan
The Pension Plan is a tax-qualified, defined benefit pension plan, covering substantially all employees hired before 2012 who have attained age 21 and completed one year of service with us. The Pension Plan was closed to new entrants effective January 1, 2012. On October 24, 2013, we received a directive from FHFA to cease accruals under the Pension Plan effective December 31, 2013 and to commence terminating the Pension Plan. As shown above, Messrs. Weiss and Kari were eligible to participate in the Pension Plan. Pension Plan benefits are based on an employee’s years of service through December 31, 2013, and compensation through December 29, 2013, up to limits imposed by law. Specifically, the normal retirement benefit under the Pension Plan for service after December 31, 1988 is a monthly payment commencing at age 65 calculated as follows:

•	1% of the participant’s highest average monthly compensation for the 36-consecutive month period during which the participant’s compensation was the highest;

•	multiplied by the participant’s full and partial years of credited service through December 31, 2013 under the Pension Plan.
For purposes of the Pension Plan, compensation includes cash payments to each employee for Base Salary, Deferred Salary under the Executive Compensation Program, supplemental pay under our current pay structure for vice presidents and below, as well as overtime pay, shift differentials, non-deferred bonuses paid under a corporate-wide annual bonus program (if any) or pursuant to a functional incentive plan (excluding the value of any stock options or cash equivalents), commissions and salary reductions under the Thrift/401(k) Savings Plan and the Flexible Benefits Plan (i.e. our cafeteria plan under Internal Revenue Code Section 125), and qualified transportation benefits under Internal Revenue Code Section 132(f)(4). Compensation does not include, among other things, supplemental compensation plans providing temporary pay, Deferred Base Salary amounts under the prior pay structure and amounts deferred under the EDCP (discussed below), amounts paid after termination of employment other than amounts included in a final paycheck, or amounts paid after the last pay date of 2013 (December 27, 2013).
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
Participants under the Pension Plan who terminate employment before age 55 with at least five years of service are considered “terminated vested” participants. Terminated vested participants may commence their benefit under the Pension Plan as early as age 55. The benefit is equal to the vested portion of the participant’s accrued benefit, reduced by 1/180th for each of the first 60 months, and by 1/360th for each of the next 60 months, by which the commencement of such benefits precedes age 65. As a result of the Pension Plan termination directed by FHFA, unvested active participants as of December 31, 2013 became vested.
An early retirement benefit is available to a participant who terminates employment on or after age 55 with at least five years of service. For service before January 1, 2011, this early retirement benefit is reduced by 3% for each year (prorated monthly for partial years) by which the commencement of such benefits precedes the earlier of: (a) the participant’s attainment of age 65; or (b) the participant’s attainment of age 62 or later with at least 15 years of service. For service after December 31, 2010, the reduction is 5% for each year (prorated monthly for partial years) by which the commencement of benefits precedes the participant’s attainment of age 65. For participants with service prior to January 1, 2011 and after December 31, 2010, the reductions are separately calculated, and the early retirement benefit is the sum of the two calculations. Death benefits are available provided the participant was vested.
Supplemental Executive Retirement Plan — Pension SERP Benefit
To be eligible for the Pension SERP Benefit for any year, the NEO must have been eligible to participate in the Pension Plan. Of the NEOs, only Messrs. Kari and Weiss were eligible to participate in the Pension Plan. Eligibility for the Pension SERP Benefit and the Pension Plan has been eliminated for employees (including executive officers) hired or rehired after December 31, 2011. See “Other Executive Compensation Considerations — Supplemental Executive Retirement Plan” above.
The Pension SERP Benefit component of the SERP is an unfunded (benefits are paid from general assets), non-qualified plan designed to provide participants with the full amount of benefits to which they would have been entitled under the Pension Plan if that plan: (a) was not subject to certain dollar limits under the Internal Revenue Code; and (b) did not exclude from “compensation” Deferred Base Salary amounts prior to 2012 and amounts deferred under our EDCP (discussed below). For example, the Pension Plan was only permitted under the Internal Revenue Code to consider the first $255,000 of an employee’s compensation during 2013 for the purpose of determining the participant’s compensation-based normal retirement benefit. The

302	Freddie Mac

SERP was previously amended to provide that the maximum covered compensation for purposes of the SERP, relative to an NEO, may not exceed two times the NEO’s Base Salary.
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
Non-qualified Deferred Compensation
Executive Deferred Compensation Plan
The EDCP is a non-qualified plan and is unfunded (benefits are paid from our general assets). The EDCP has, in the past, allowed the NEOs to defer receipt of a portion of their annual base pay and cash bonus (and to defer settlement of RSUs granted between 2002 and 2007). Deferrals of pay under the EDCP were suspended beginning with calendar year 2011 and continue to be suspended. None of the NEOs have a balance under the EDCP.
Supplemental Executive Retirement Plan — Thrift/401(k) SERP Benefit
The Thrift/401(k) SERP Benefit component of the SERP is an unfunded (benefits are paid from general assets), non-qualified defined contribution plan designed to provide participants with the full amount of benefits that they would have been entitled to under the Thrift/401(k) Savings Plan if that plan: (a) was not subject to certain dollar limits under the Internal Revenue Code; and (b) did not exclude from “compensation” Deferred Base Salary amounts prior to 2012 and amounts deferred under our EDCP. For example, in 2013 under the Internal Revenue Code, only the first $255,000 of an employee’s compensation was considered when determining our percentage-based matching contribution and the Discretionary Contribution for any participant in the Thrift/401(k) Savings Plan. The SERP was amended to provide that the maximum covered compensation for purposes of the SERP, relative to an NEO, may not exceed two times the NEO’s Base Salary. We believe the Thrift/401(k) SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with companies in the Comparator Group.
The Thrift/401(k) SERP Benefit equals the amount of the employer matching contributions and Discretionary Contributions (or, prior to January 1, 2013, Basic Contributions) for each NEO that would have been made to the Thrift/401(k) Savings Plan during the year, based upon the participant’s eligible compensation, without application of the above limits, less the amount of the matching contributions and Discretionary Contributions (or, prior to January 1, 2013, Basic Contributions) actually made to the Thrift/401(k) Savings Plan during the year. Participants are credited with earnings or losses in their Thrift/401(k) SERP Benefit accounts based upon each participant’s individual direction of the investment of such notional amounts among the virtual investment funds available under the SERP. Such investment options are based upon and mirror the performance of the investment options available under the Thrift/401(k) Savings Plan. As of December 31, 2013, there were 21 investment options in which participants’ notional amounts could be deemed invested.
To be eligible for the Thrift/401(k) SERP Benefit, the NEO must be eligible for matching contributions and Discretionary Contributions (or, prior to January 1, 2013, Basic Contributions) under the Thrift/401(k) Savings Plan for part of the year. In addition, to be eligible for the portion of the Thrift/401(k) SERP Benefit attributable to employer matching contributions, the NEO must contribute the maximum amount permitted under the terms of the Thrift/401(k) Savings Plan on a pre-tax basis. The portion of the Thrift/401(k) SERP Benefit that is attributable to employer matching contributions is vested when accrued, while the accrual relating to the Basic Contribution paid prior to 2008 is subject to five-year cliff vesting, the accrual relating to the Basic Contribution attributable to calendar years 2008-2011 is subject to five-year graded vesting of 20% per year, and, through 2013, the accrual relating to the Discretionary Contribution is subject to three-year cliff vesting.
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
As discussed in "Other Executive Compensation Considerations — Supplemental Executive Retirement Plan" above, the Thrift/401(k) SERP Benefits that vested prior to January 1, 2005 are part of the Terminating SERP. The final settlement of this benefit will be in the form of lump sum payments to each participant with a vested right to such benefit not less than twelve months but no more than twenty-four months after October 24, 2013.
The following table shows the contributions, earnings, withdrawals and distributions, and accumulated balances under the Thrift/401(k) SERP Benefit for each NEO. As of December 31, 2013, none of the NEOs was a participant in the EDCP.

303	Freddie Mac

Table 84 — Non-Qualified Deferred Compensation

Name	Executive Contribution in Last FY ($)(1)	Freddie Mac Accruals in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(4)
Mr. Layton
Thrift/401(k) SERP Benefit	$—	$20,527	$4	$—	$20,531
Mr. Mackey
Thrift/401(k) SERP Benefit	—	—	—	—	—
Mr. Kari
Thrift/401(k) SERP Benefit	—	92,812	(4,590)	—	235,094
Mr. Lowman
Thrift/401(k) SERP Benefit	—	—	—	—	—
Mr. McDavid
Thrift/401(k) SERP Benefit	—	29,413	5	—	29,418
Mr. Weiss
Thrift/401(k) SERP Benefit	—	62,315	133,495	—	672,437

(1)	The SERP does not allow for employee contributions.

(2)	Amounts reported reflect accruals under the Thrift/401(k) SERP Benefit during 2013. These amounts are also reported in the “All Other Compensation” column in the Summary Compensation Table.

(3)	Amounts reported represent the total interest and other earnings credited to each NEO under the Thrift/401(k) SERP Benefit.

(4)
Amounts reported reflect the accumulated balances under the Thrift/401(k) SERP Benefit for each NEO. Messrs. Mackey and Lowman have not satisfied the one year service requirement for matching and Discretionary Contributions. Messrs. Layton, McDavid and Weiss are fully vested in their account balances. Mr. Kari is only partially vested in his account balance and the difference between his aggregate balance above and his vested balance is equal to the unvested Basic Contribution plus earnings. The vested and unvested components under the Thrift/401(k) SERP Benefit for Mr. Kari are $226,128 and $8,966, respectively. For a more detailed discussion of the matching contribution accruals and Discretionary Contribution accruals, see “Supplemental Executive Retirement Plan—Thrift/401(k) SERP Benefit” above.

The following 2012 Thrift/401(k) SERP Benefit accrual amounts were reported in the column "All Other Compensation" in the 2012 Summary Compensation Table as compensation for each NEO for whom accruals were made and reported during 2012: Mr. Layton: $0, Mr. Kari: $110,200, Mr. Weiss: $70,750. See our Form 10-K filed February 28, 2013. The following 2011 Thrift/401(k) SERP Benefit accrual amounts were reported in the column "All Other Compensation" in the 2011 Summary Compensation Table as compensation for each NEO for whom such accruals were made and reported during 2011: Mr. Kari: $33,750, Mr. Weiss: $40,500. See our Form 10-K filed March 9, 2012.

Potential Payments Upon Termination of Employment or Change-in-Control
We have entered into certain agreements and maintain certain plans that call for us to pay compensation to our NEOs in the event of a termination of employment. The table below describes the compensation and benefits that would have been payable to each NEO had the officer terminated his employment under various circumstances as of December 31, 2013. Mr. Layton is excluded from this table because he is not entitled to receive any payments in connection with a termination of employment, and Mr. Kari's actual termination benefits are described in the text following the table. The actual payment of any level of termination benefits is subject to FHFA review and approval. For more information, see “Employment and Separation Agreements” below.
The table below does not address changes in control, as we are not obligated to provide any additional compensation to our NEOs in connection with a change in control, nor does it address potential payments upon a termination for cause, which is a termination resulting from the occurrence of an event or conduct described in the Recapture Agreement. All earned but unpaid Deferred Salary is subject to forfeiture upon the occurrence of such a termination. However, the amount of compensation, if any, to be recaptured and/or forfeited is determined by the Board of Directors, which can only occur following the occurrence of a for cause termination. See Other Executive Compensation Considerations — Recapture and Forfeiture Agreement.
Additionally, each of our NEOs is subject to a restrictive covenant and confidentiality agreement with us. Each agreement provides that the NEO will not seek employment with designated competitors that involves performing similar duties for a specified period immediately following termination of employment, regardless of whether the executive’s employment is terminated by the executive, by us, or by mutual agreement. The specified period is twenty-four months for Messrs. Layton and Kari and twelve months for the remaining four NEOs. During the twelve-month period immediately following termination, each executive also agrees not to solicit or recruit any of our managerial employees. The agreement also provides for confidentiality of information that constitutes trade secrets or proprietary or other confidential information.
The table below does not include vested balances in the Thrift/401(k) SERP Benefit or vested benefits in the Pension SERP Benefit. Amounts shown in the table also do not include certain items available to all employees generally upon a termination event.

304	Freddie Mac

There were no outstanding RSUs held by NEOs as of December 31, 2013, and Mr. Weiss is the only NEO holding stock options. No value is included in the table for stock options, because the exercise prices for all such options outstanding are substantially higher than the closing price of our common stock on December 31, 2013.
Potential Payments Under the Executive Compensation Program
The Executive Compensation Program addresses the treatment of Base Salary and Deferred Salary upon various termination events.
Base Salary ceases upon an NEO’s termination of employment, regardless of the termination reason. An NEO generally does not need to be employed by us on the payment date to receive payments of Deferred Salary that are unpaid at the time of termination of employment. The discussion that follows describes the effect of various termination events upon unpaid Deferred Salary.

•
Forfeiture Event — All earned but unpaid Fixed and At-Risk Deferred Salary is subject to forfeiture upon the occurrence of a Forfeiture Event, as described above under “— Recapture and Forfeiture Agreement.”

•
Death — All earned but unpaid Fixed and At-Risk Deferred Salary is paid in full as soon as administratively possible, but not later than 90 calendar days after the date of death and any earned but unpaid At-Risk Deferred Salary is not subject to reduction based on corporate and individual performance.

•
Long-Term Disability — All earned but unpaid Fixed and At-Risk Deferred Salary is paid in full in accordance with the Approved Payment Schedule and any earned but unpaid At-Risk Deferred Salary is not subject to reduction based on corporate and individual performance.

•
Any Other Reason (including, but not limited to, voluntary termination, retirement, and involuntary termination for any reason other than a Forfeiture Event) — All earned but unpaid Deferred Salary is paid in accordance with the Approved Payment Schedule and earned but unpaid At-Risk Deferred Salary remains subject to the performance assessment and reduction process. Except in the case of retirement, the amount of earned but unpaid Fixed Deferred Salary will be reduced by 2% for each full or partial month by which the NEO’s termination precedes January 31 of the second calendar year following the calendar year in which the Fixed Deferred Salary is earned. No such reduction is applicable if an NEO retires, which is deemed to have occurred upon a voluntary termination of employment after attaining or exceeding 65 years of age, without regard to length of service.

Table 85 — Potential Payments Upon Termination of Employment or Change-in-Control as of December 31, 2013

	Death	Disability	Retirement(4)	All Other Not For Cause Terminations(5)
James G. Mackey
Deferred Salary:
Fixed(1)	$230,303	$230,303	$—	$170,424
At Risk-Conservatorship Scorecard(2)	64,773	64,773	—	62,830
At Risk-Complementary Goals/Individual(3)	64,772	64,772	—	64,772
Total	$359,848	$359,848	$—	$298,026
David B. Lowman
Deferred Salary:
Fixed(1)	$1,048,485	$1,048,485	$—	$775,879
At Risk-Conservatorship Scorecard(2)	294,887	294,887	—	286,040
At Risk-Complementary Goals/Individual(3)	294,886	294,886	—	294,886
Total	$1,638,258	$1,638,258	$—	$1,356,805
William H. McDavid
Deferred Salary:
Fixed(1)	$1,320,000	$1,320,000	$1,320,000	$—
At Risk-Conservatorship Scorecard(2)	390,000	390,000	378,300	—
At Risk-Complementary Goals/Individual(3)	390,000	390,000	390,000	—
Total	$2,100,000	$2,100,000	$2,088,300	$—
Jerry Weiss
Deferred Salary:
Fixed(1)	$891,000	$891,000	$—	$659,340
At Risk-Conservatorship Scorecard(2)	297,000	297,000	—	288,090
At Risk-Complementary Goals/Individual(3)	297,000	297,000	—	282,150
Total	$1,485,000	$1,485,000	$—	$1,229,580

305	Freddie Mac

(1)
In accordance with early termination provisions in the Executive Compensation Program, the amounts disclosed for Deferred Salary: Fixed in the All Other Not For Cause Terminations column have been reduced by 26% to reflect a December 31, 2013 termination scenario.

(2)
The amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard in the Retirement and All Other Not For Cause Terminations columns reflect the funding level determined by FHFA with respect to performance against the 2013 Conservatorship Scorecard.

(3)
The amounts reported for Deferred Salary: At Risk-Complementary Goals/Individual in the Retirement and All Other Not For Cause Terminations columns reflect the assessment of 2013 performance approved by the Compensation Committee and FHFA.

(4)	Mr. McDavid is the only NEO who meets the requirement for retirement eligibility under the 2013 Executive Compensation Program.

(5)
All Other Not For Cause Terminations refer to voluntary terminations other than for retirement and involuntary terminations other than for cause. No amounts are displayed for Mr. McDavid because he is retirement eligible.

Former Named Executive Officer – Mr. Kari
On December 18, 2012, Mr. Kari notified the company of his intent to retire in the second half of 2013 following his 55th birthday. While Mr. Kari's tenure as Chief Financial Officer ended in November 2013, he continued to serve in an advisory capacity through January 8, 2014 to facilitate a smooth transition of his duties. Under the terms of the Executive Compensation Program, Mr. Kari is entitled to receive the 2013 Deferred Salary amounts reported in Table 80 — Summary Compensation Table — 2013, with the exception of Fixed Deferred Salary, which is subject to an early termination reduction that will reduce the amount paid from $1,530,000 to $1,132,200. Deferred Salary amounts to which Mr. Kari is entitled will be paid in 2014 according to the Approved Payment Schedule. He is not eligible to receive any additional termination benefits.
Additionally, Mr. Kari forfeited $8,966 of unvested Thrift/401(k) SERP benefits as a result of his termination.

Alternative Settlement Provisions for Equity Awards in the Event of Certain Terminations
Stock Options
The stock options granted to Mr. Weiss that were exercisable as of December 31, 2013 include alternative settlement provisions in the event of certain terminations, as follows:

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

Employment and Separation Agreements
The various agreements entered into in connection with the employment of our NEOs are summarized above. See “Compensation Discussion and Analysis — Written Agreements Relating to Our NEOs' Employment.”

Director Compensation
After we entered conservatorship, FHFA approved compensation for Board members in the form of cash retainers only, paid on a quarterly basis. Under the terms of the Purchase Agreement, without Treasury’s consent, we are prohibited from making stock grants to directors while this agreement remains in effect. We do not maintain any pension or retirement plans for directors. Non-employee directors are reimbursed for reasonable out-of-pocket costs for attending meetings of the Board or a Board committee of which they are a member and for other reasonable expenses associated with carrying out their responsibilities as directors.
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
Board compensation levels during conservatorship are shown in the table below.

306	Freddie Mac

Table 86 — Board Compensation — 2013 Non-Employee Director Compensation Levels

Board Service
Cash Compensation
Annual Retainer	$160,000
Annual Retainer for Non-Executive Chairman	290,000
Committee Service (Cash)
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Business and Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Business and Risk)	10,000
Annual Retainer for Audit Committee Members	10,000
The following table summarizes the 2013 compensation provided to all persons who served as non-employee directors during 2013.
Table 87 — 2013 Director Compensation

Name	Fees Earned or Paid in Cash	Change in Pension Value and Nonqualified Deferred Compensation Earnings(2)	All Other Compensation(3)	Total
C. Lynch	$300,000	$—	$—	$300,000
L. Bammann(1)	102,242	—	—	102,242
C. Byrd	185,000	—	20,000	205,000
R. Hartnack(1)	104,615	—	20,000	124,615
S. Kohlhagen(1)	147,973	—	20,000	167,973
S. Mathew(1)	8,587	—	—	8,587
S. Naqvi(1)	64,348	—	20,000	84,348
N. Retsinas	160,000	—	5,750	165,750
E. Shanks, Jr.	170,000	—	20,000	190,000
A. Williams	180,000	—	—	180,000

(1)
The amount represents partial annual compensation for the period served during 2013. Mr. Kohlhagen joined the Board in February 2013, Mr. Hartnack joined the Board in May 2013, Mr. Naqvi joined the Board in August 2013, and Ms. Mathew joined the Board in December 2013. Ms. Bammann resigned from the Board in July 2013.

(2)	We do not have any pension or retirement plans for our non-employee directors.

(3)
In 2013, the Freddie Mac Foundation provided a dollar-for-dollar match to eligible organizations and institutions, up to an aggregate amount of $20,000 per director per calendar year. Matching contributions made to charities designated by the non-employee directors were as follows: Ms. Byrd, $20,000; Mr. Hartnack, $20,000; Mr. Kohlhagen, $20,000; Mr. Naqvi, $20,000; Mr. Retsinas, $5,750; and Mr. Shanks, Jr., $20,000.

Indemnification. We have also made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see “— Written Agreements Relating to Our NEOs' Employment— Indemnification Agreements.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership
Our only class of voting stock is our common stock. (Upon its appointment as Conservator, FHFA immediately succeeded to the voting rights of holders of our common stock.) The following table shows the beneficial ownership of our common stock as of February 25, 2014 by our current directors, our NEOs, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. As of February 25, 2014, each director and NEO, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. Unless otherwise noted, the information presented below is based on information provided to us by the individuals or entities specified in the table.

307	Freddie Mac

Table 88 — Stock Ownership by Directors, Executive Officers, and Greater-Than-5% Holders

Name	Position	Common Stock Beneficially Owned Excluding Stock Options(1)	Stock Options Exercisable Within 60 Days of Feb. 25, 2014	Total Common Stock Beneficially Owned
Carolyn H. Byrd	Director	—	—	—
Richard C. Hartnack	Director	—	—	—
Steven W. Kohlhagen	Director	—	—	—
Christopher S. Lynch	Director	—	—	—
Sara Mathew	Director	—	—	—
Saiyid T. Naqvi	Director	—	—	—
Nicolas P. Retsinas	Director	10,824(2)	—	10,824
Eugene B. Shanks, Jr.	Director	—	—	—
Anthony A. Williams	Director	—	—	—
Donald H. Layton	Chief Executive Officer	—	—	—
James G. Mackey	EVP — Chief Financial Officer	—	—	—
Ross J. Kari	Former EVP — Chief Financial Officer	—	—	—
David B. Lowman	EVP — Single Family Business	—	—	—
William H. McDavid	EVP — General Counsel & Corp. Sec.
Jerry Weiss	EVP — Chief Administrative Officer	—	16,590	16,590
All directors and executive officers as a group (23 persons)		102,261(2)	37,240	139,501

5% Holder	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable(3)	79.9%
Pershing Square Capital Management, L.P. 888 Seventh Avenue, 42nd Floor New York, New York 10019	Common	9.77%(4)

(1)	Includes shares of stock beneficially owned as of February 25, 2014.

(2)	Includes distribution of 6,866 RSUs and 169 dividend equivalents on RSUs, previously deferred with no remaining restrictions.

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

(4)
The source of this data is the Schedule 13D filed with the SEC by Pershing on November 15, 2013. Pershing's beneficial ownership percentage calculation is based solely on the 650,039,533 shares of our common stock outstanding as reported in our Form 10-Q for the Quarter ended September 30, 2013, and excludes the shares issuable to Treasury pursuant to the warrant. According to the Schedule 13D, Pershing Square Capital Management, L.P., as investment adviser for a number of funds for which it purchased the shares reported in the table above, and PS Management GP, LLC, its general partner, may be deemed to share voting and dispositive power for the shares. Pershing Square GP, LLC, as general partner of two of the funds, may be deemed to share voting and dispositive power for 21,592,526 of the shares held for the account of Pershing Square, L.P. and 451,065 shares of common stock held for the account of Pershing Square II, L.P. As the Chief Executive Officer of Pershing Square Capital Management, L.P. and managing member of each of PS Management GP, LLC and Pershing Square GP, LLC, William A. Ackman may be deemed to share voting and dispositive power for all of the shares reported in the table above.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under our existing equity compensation plans at December 31, 2013. Our stockholders have approved the ESPP, the 2004 Employee Plan and the 1995 Employee Plan (together, the Employee Plans), and the Directors’ Plan. We suspended the operation of these plans following our entry into conservatorship and are no longer granting awards under such plans.

308	Freddie Mac

Table 89 — Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	877,936(1)	$57.01(2)	35,051,033(3)
Equity compensation plans not approved by stockholders	None	N/A	None

(1)	Includes 61,501 restricted stock units and shares of restricted stock issued under the Directors’ Plan and the Employee Plans.

(2)	For the purpose of calculating this amount, the restricted stock units and shares of restricted stock are assigned a value of zero.

(3)
Includes 27,570,685 shares, 5,845,739 shares, and 1,634,609 shares available for issuance under the 2004 Employee Plan, the ESPP and the Directors’ Plan, respectively. No shares are available for issuance under the 1995 Employee Plan.

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
Corporate Governance Guidelines
In September 2013, the Board adopted our amended Corporate Governance Guidelines, or our Guidelines, which are available on our website at www.freddiemac.com/governance/pdf/gov_guidelines.pdf.
Director Independence
The non-employee members of the Board evaluated the independence, as defined in both Sections 4 and 5 of our Guidelines and in Section 303A.02 of the NYSE Listed Company Manual, of (i) each of the non-employee members of our Board currently serving, each of whom also served on our Board in 2013, and (ii) Ms. Linda B. Bammann, who served on our Board until July 2013. In connection with these evaluations, the non-employee members of the Board determined that (i) all

309	Freddie Mac

current members of our Board (other than Mr. Layton, our CEO) are independent and (ii) Ms. Bammann was independent during her service in 2013. Mr. Layton is not considered an independent director because he is our CEO.
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
In determining the independence of each Board member, the non-employee members of the Board reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of our Guidelines, to determine whether those relationships, either individually or when aggregated with other relationships, would constitute a material relationship between the Director and us that would impair a Director’s judgment as a member of the Board or create the perception or appearance of such an impairment:

•
Board Memberships With For-Profit Business Partners. During 2013 and currently, Ms. Byrd and Messrs. Lynch, Retsinas, and Shanks serve as directors of other companies that engage or have engaged in business with us resulting in payments between us and such companies during the past three fiscal years. After considering the nature and extent of the specific relationship between each of those companies and us, and the fact that these Board members are directors of these other companies rather than employees, the non-employee members of the Board concluded that those business relationships do not constitute material relationships between any of the Directors and us that would impair their independence as our Directors.

•
Board Memberships With Charitable Organizations To Which We Have Made Contributions. During 2013, Mr. Retsinas served as a board member of a charitable organization that received monetary contributions from us or the Freddie Mac Foundation. The total annual amount contributed was below the applicable threshold in our Guidelines that would require a specific determination that Mr. Retsinas is independent in spite of the contributions. The non-employee members of the Board considered the contributions and the nature of the organization and concluded that the relationship with the charitable organization did not constitute a material relationship between Mr. Retsinas and us that would impair his independence as our Director.

•
Financial Relationships with For-Profit Business Partners. Mr. Hartnack owns stock of US Bancorp. In the aggregate, this stock represents a material portion of his net worth. US Bancorp conducts significant business with Freddie Mac, including as a single-family seller/servicer and as trustee of some of Freddie Mac’s securitization transactions. In order to eliminate any potential conflict of interest that might arise as a result of this stock ownership, Mr. Hartnack has agreed to recuse himself from discussing and acting upon any matters that are to be considered by the full Board or any of the committees of which he is a member, and that relate directly to US Bancorp. The Audit Committee Chairman, in consultation with the Non-Executive Chairman, will address any questions that may arise regarding whether recusal from a particular discussion or action is appropriate.

In evaluating Mr. Hartnack’s independence in light of his ownership of US Bancorp stock, the non-employee members of the Board considered the nature and extent of Freddie Mac’s business relationship with US Bancorp and any potential impact that his stock ownership might have on his independent judgment as a Freddie Mac director, taking into account the recusal arrangement. The non-employee members of the Board concluded that Mr. Hartnack’s recusal arrangement concerning US Bancorp would address any actual or potential conflicts of interest that might arise with respect to his ownership of US Bancorp stock. Accordingly, the non-employee members concluded that Mr. Hartnack’s ownership of US Bancorp stock does not constitute a material relationship between him and Freddie Mac that would impair his independence as a Freddie Mac director.
Mr. Naqvi owns stock of PNC Financial Services Group, Inc. (PNC). In the aggregate, this stock represents a material portion of his net worth. PNC conducts significant business with Freddie Mac, including as a single-family seller/servicer and as trustee of some of Freddie Mac’s securitization transactions. In order to eliminate any potential conflict of interest that might arise as a result of this stock ownership, Mr. Naqvi has agreed to recuse himself from discussing and acting upon any matters that are to be considered by the full Board or any of the committees of which he is a member (including the Business and Risk Committee), and that relate directly to PNC. The Audit Committee Chairman, in consultation with the Non-Executive Chairman, will address any questions that may arise regarding whether recusal from a particular discussion or action is appropriate.
In evaluating Mr. Naqvi’s independence in light of his ownership of PNC stock, the non-employee members of the Board considered the nature and extent of Freddie Mac’s business relationship with PNC and any potential impact that his stock ownership might have on his independent judgment as a Freddie Mac director, taking into account the recusal arrangement. The non-employee members of the Board concluded that Mr. Naqvi’s recusal arrangement concerning PNC would address any actual or potential conflicts of interest that might arise with respect to his ownership of PNC stock. Accordingly, the non-employee members concluded that Mr. Naqvi’s ownership of PNC stock does not constitute a material relationship between him and Freddie Mac that would impair his independence as a Freddie Mac director.

310	Freddie Mac

Ms. Bammann, who served as a director until July 2013, owned stock of JPMorgan Chase. In the aggregate, this stock represented a material portion of her net worth. JPMorgan Chase conducts significant business with Freddie Mac, including, among other things, as a single-family and multifamily seller/servicer, as an underwriter of our debt and mortgage securities and as a capital markets counterparty. In order to eliminate any potential conflict of interest that might arise as a result of this stock ownership, Ms. Bammann agreed to recuse herself from discussing and acting upon any matters that were to be considered by the full Board or any of the committees of which she was a member (including the Business and Risk Committee, which she chaired), and that related directly to JPMorgan Chase. The Audit Committee Chairman, in consultation with the Non-Executive Chairman, had the authority to address any questions regarding whether recusal from a particular discussion or action was appropriate.
In evaluating Ms. Bammann’s independence in light of her ownership of JPMorgan Chase stock, in 2013 the non-employee members of the Board considered the nature and extent of Freddie Mac’s business relationship with JPMorgan Chase and any potential impact that her stock ownership might have had on her independent judgment as a Freddie Mac director, taking into account the recusal arrangement. The non-employee members of the Board concluded that Ms. Bammann’s recusal arrangement concerning JPMorgan Chase would address any actual or potential conflicts of interest that might arise with respect to her ownership of JPMorgan stock. Accordingly, the non-employee members concluded that Ms. Bammann’s ownership of JPMorgan Chase stock did not constitute a material relationship between her and Freddie Mac that impaired her independence as a Freddie Mac director.
Board Diversity
The Board identifies Director nominees or candidates for the Conservator to consider for election by written consent and when there is a vacancy on the Board, at which time the Board may exercise the authority delegated to it by the Conservator to fill such vacancies, subject to review by the Conservator.
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
The responsibility for risk oversight is shared by two committees of the Board, the Business and Risk Committee and the Audit Committee, with primary risk oversight responsibility allocated to the Business and Risk Committee. The Business and Risk Committee is responsible for assisting the Board in the oversight, on an enterprise-wide basis, of our risk management framework, including management of credit risk (including counterparty risk), market risk (including interest rate and liquidity risk), model risk, operational risk, strategic risk, and reputation risk. The risk oversight responsibilities of the Audit Committee include reviewing generally: (a) management’s guidelines and policies governing the processes for assessing and managing our risks; and (b) our major financial risk exposures and the steps management has taken to monitor and control such exposures. Copies of the Charters of the Audit Committee and the Business and Risk Committee are available on our website at http://www.freddiemac.com/governance/bd committees.html.

311	Freddie Mac

The Enterprise Risk Management Division (“ERM”) is responsible for the independent assessment and management of risks across the company, including credit, market, model and operational risk. ERM’s mandate is primarily governed through a Board – approved enterprise risk management policy that establishes the Board’s risk appetite, risk limits and Board reporting thresholds (the “ERM Policy”). ERM is led by the Executive Vice President — Chief Enterprise Risk Officer, who reports directly to the Chief Executive Officer. The Executive Vice President — Chief Enterprise Risk Officer also reports to the Business and Risk Committee of the Board of Directors on a quarterly basis and to the full Board of Directors, as appropriate. ERM’s Board reports include standard quarterly risk reports and ad hoc agenda items on specific topics. The ERM Policy and the ERM framework outlined therein apply to all areas of the company, and are complemented by underlying policies at the division and department levels that support the management, monitoring and reporting of risk across the company. The overall ERM framework includes a risk inventory, risk appetite, risk limits, as well as monitoring and reporting requirements. The Chief Executive Officer has also established a corporate enterprise risk management committee (the “ERMC”) to monitor, coordinate and oversee the management of the company’s risks consistent with the ERM Policy. The Executive Vice President — Chief Enterprise Risk Officer chairs the ERMC, which comprises most members of senior management. ERM aggregates risk exposures managed throughout the company from the relevant risk owners for review and discussion at the ERMC. The ERMC is supported by the following subcommittees: Operational Risk, Single Family Risk, Multifamily Risk, I&CM Risk, Economic Capital Working Group and Loan Loss Reserves and Loss Forecast. Information flows from the subcommittees to the ERMC as appropriate, and information and reports to be provided to the Board’s Business and Risk Committee, the Board or any other Board committee are usually reviewed and discussed in the ERMC prior to the relevant Board or Board committee meeting. Other committees providing escalation of risk exposures, as necessary, include the Valuation and Finance Model Committee and the Remediation Committee. In addition, the Board specifically evaluates the company's performance against the Risk Management prong of the Complementary Corporate Goals. See "CD&A— At-Risk Deferred Salary Based on Complementary Corporate Goals and Individual Performance."
For a discussion of the Compensation Committee’s conclusion that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us, see “Executive Compensation — Compensation and Risk.”
Transactions with 5% Shareholders
In connection with our entry into conservatorship, we issued a warrant to Treasury to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis. There were a number of transactions between us and Treasury since the beginning of 2013, as discussed in “BUSINESS — Conservatorship and Related Matters,” “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS,” as well as in "NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS," and "NOTE 11: STOCKHOLDERS' EQUITY (DEFICIT)."
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
Transactions with Institutions Related to Directors
In the ordinary course of business, we were a party during 2013, and expect to continue to be a party during 2014, to certain business transactions with institutions affiliated with members of our Board. Management believes that the terms and conditions of the transactions were no more and no less favorable to us than the terms of similar transactions with unaffiliated institutions to which we are, or expect to be, a party. None of these transactions were required to be disclosed under SEC rules.
Transactions with Institutions Related to Executive Officers
Mr. Layton joined us in May 2012 as CEO and as a member of the Board of Directors. Mr. Layton previously served as a senior executive officer of JPMorgan Chase, ending his service in 2004.
Freddie Mac has an extensive business relationship with JPMorgan Chase (through its subsidiaries). As of December 31, 2013, JPMorgan Chase was Freddie Mac’s second largest servicer, and serviced approximately 1.26 million loans for Freddie Mac. JPMorgan Chase had an aggregate unpaid principal balance of loans of approximately $208.2 billion as of December 31, 2013 and approximately $207.8 billion as of January 31, 2014. JPMorgan Chase sold approximately $53.9 billion in single-family loans to Freddie Mac in 2013.
JPMorgan Chase also is a significant capital markets, derivatives and multifamily counterparty and is an underwriter of our debt and mortgage securities. As of January 31, 2014, JPMorgan Chase and its subsidiaries had an aggregate notional balance of $44.4 billion of derivatives (which included $20 billion of exchange-traded instruments) with Freddie Mac. From January 1, 2013 through January 31, 2014, JPMorgan Chase served as underwriter for $35.9 billion of Freddie Mac’s debt securities and $20.4 billion of Freddie Mac’s mortgage-related securities.
Mr. Layton receives a pension from JPMorgan Chase in connection with his retirement in 2004. In addition, Mr. Layton has a deferred compensation balance under JPMorgan Chase’s Deferred Compensation Plan, of which approximately 80% is

312	Freddie Mac

payable in fifteen annual installments beginning in January 2016 and earns a return based upon a defined list of mutual funds that Mr. Layton designates. The remaining 20% is in the form of a “private equity balance” that is payable as proceeds are realized from the underlying private equity transactions into which the funds were invested. Mr. Layton’s deferred compensation balance is less than ten percent of his total net worth on an after-tax basis. Mr. Layton also has brokerage and deposit accounts with JPMorgan Chase.
The amount of Mr. Layton’s pension and deferred compensation do not depend in any way on JPMorgan Chase’s results as long as JPMorgan Chase is able to meet its obligations. In addition, in order to eliminate any potential conflicts of interest, Mr. Layton agreed to recuse himself from acting upon matters directly relating to JPMorgan Chase that may be considered by the Board of Directors, or presented to him in his capacity as CEO and a member of the Board, if such matter has the potential to impact JPMorgan Chase’s ability to satisfy its obligations to him. Mr. Layton does not have a material interest in our relationship with JPMorgan Chase and the relationships described above were not required to be reviewed, approved or ratified under our Related Person Transactions Policy.
Conservatorship Agreements
Treasury, FHFA, and the Federal Reserve have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See “BUSINESS — Conservatorship and Related Matters" and “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Related Parties as a Result of Conservatorship.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Description of Fees
The following is a description of fees billed to us by PricewaterhouseCoopers LLP, our independent public accountants, during 2013 and 2012.
Table 90 — Auditor Fees(1)

	2013	2012
Audit Fees(2)	$30,085,013	$30,651,367
Audit-Related Fees(3)	105,025	76,119
Tax Fees(4)	9,314	109,250
All Other Fees(5)	12,000	—
Total	$30,211,352	$30,836,736

(1)	These fees represent amounts billed within the designated year and include reimbursable expenses of $199,956 and $365,016 for 2013 and 2012, respectively.

(2)
Audit fees include fees and reimbursable expenses billed by PricewaterhouseCoopers LLP in connection with the AU 722 quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements. The audit fees billed during 2013 include fees and reimbursable expenses related to the 2013 ($19,610,667) and 2012 ($10,474,346) audits. In addition to the amounts shown above, approximately $8.3 million of fees and reimbursable expenses will be billed in 2014 for the 2013 audit. The audit fees billed during 2012 include fees and reimbursable expenses related to the 2012 ($19,911,326) and 2011 ($10,740,041) audits. Audit fees of $138,500 and $84,500 in 2013 and 2012, respectively, related to the Freddie Mac Foundation are excluded because these fees are incurred and paid separately by the Freddie Mac Foundation.

(3)
The 2013 and 2012 audit-related fees include fees billed by PricewaterhouseCoopers LLP for the performance of certain agreed-upon procedures regarding aspects of compliance with the Purchase Agreement covenants ($87,700 and $67,119, respectively), as well as the renewal of our Comperio subscription ($9,000 for each year). The 2013 audit-related fees also include fees billed by PricewaterhouseCoopers LLP for the performance of a compliance evaluation of the minimum servicing standards as set forth in the Uniform Single Attestation Program for Mortgage Bankers and the provision of an attestation report ($8,325).

(4)
The tax fees billed in 2013 and 2012 related to non-audit tax advisory services to provide assistance with the Internal Revenue Service tax audit matters and ongoing examinations, including information requests and associated responses.

(5)	All other fees for 2013 resulted from our subscription to a web-based suite of human resources benchmark data provided by PricewaterhouseCoopers LLP ($12,000).
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

313	Freddie Mac

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
The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed in 2013 and 2012.

314	Freddie Mac

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
(1) Consolidated Financial Statements
The consolidated financial statements required to be filed in this Form 10-K are included in Part II, Item 8.
(2) Financial Statement Schedules
None.
(3) Exhibits
An Exhibit Index has been filed as part of this Form 10-K beginning on page E-1 and is incorporated herein by reference.

315	Freddie Mac

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: February 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Capacity	Date

	/s/ Christopher S. Lynch*	Non-Executive Chairman of the Board	February 27, 2014
Christopher S. Lynch

	/s/ Donald H. Layton	Chief Executive Officer and Director	February 27, 2014
	Donald H. Layton	(Principal Executive Officer)

	/s/ James G. Mackey	Executive Vice President — Chief Financial Officer	February 27, 2014
	James G. Mackey	(Principal Financial Officer)

	/s/ Robert D. Mailloux	Senior Vice President — Corporate Controller and	February 27, 2014
	Robert D. Mailloux	Principal Accounting Officer (Principal Accounting Officer)

	/s/ Carolyn H. Byrd*	Director	February 27, 2014
Carolyn H. Byrd

	/s/ Richard C. Hartnack*	Director	February 27, 2014
Richard C. Hartnack

	/s/ Steven W. Kohlhagen*	Director	February 27, 2014
Steven W. Kohlhagen

	/s/ Sara Mathew*	Director	February 27, 2014
Sara Mathew

	/s/ Saiyid T. Naqvi*	Director	February 27, 2014
Saiyid T. Naqvi

	/s/ Nicolas P. Retsinas*	Director	February 27, 2014
Nicolas P. Retsinas

	/s/ Eugene B. Shanks, Jr.*	Director	February 27, 2014
Eugene B. Shanks, Jr.

	/s/ Anthony A. Williams*	Director	February 27, 2014
Anthony A. Williams

*By:	/s/ William H. McDavid
William H. McDavid
Attorney-in-Fact

316	Freddie Mac

GLOSSARY
This Glossary includes acronyms and defined terms that are used throughout this report.
1995 Employee Plan — 1995 Stock Compensation Plan, as amended
2004 Employee Plan — 2004 Stock Compensation Plan, as amended and restated June 6, 2008
2005-2008 Legacy single-family book — Consists of mortgage loans in our single-family credit guarantee portfolio that were originated in 2005 through 2008.
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
Comprehensive income (loss) — Consists of net income (loss) plus total other comprehensive income (loss).

317	Freddie Mac

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
Credit losses — Consists of charge-offs, net and REO operations expense.
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

318	Freddie Mac

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
Ginnie Mae — Government National Mortgage Association, which guarantees the timely payment of principal and interest on mortgage-related securities backed by federally insured or guaranteed loans, primarily those insured by FHA or guaranteed by the VA.
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
Guidelines — Corporate Governance Guidelines, as revised

319	Freddie Mac

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
IRS — Internal Revenue Service
K Certificates — Multifamily regularly-issued, structured pass-through securities backed primarily by recently originated multifamily mortgage loans purchased by Freddie Mac. We categorize K Certificates that we guarantee as Other Guarantee Transactions. See “Other Guarantee Transactions” for more information.
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

320	Freddie Mac

recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts and set market standards. The MHA Program includes HARP and HAMP.
Mortgage assets — Refers to both mortgage loans and the mortgage-related securities we hold in our mortgage-related investments portfolio.
Mortgage-related investments portfolio — Our investment portfolio, which consists of mortgage-related securities and single-family and multifamily mortgage loans. The size of our mortgage-related investments portfolio under the Purchase Agreement is determined without giving effect to the January 1, 2010 change in accounting guidance related to transfers of financial assets and consolidation of VIEs. Accordingly, for purposes of the portfolio limit, when PCs and certain Other Guarantee Transactions are purchased into the mortgage-related investments portfolio, this is considered the acquisition of assets rather than the reduction of debt.
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
Net worth sweep dividend, Net Worth Amount, and Capital Reserve Amount — For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment on the senior preferred stock will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as: (a) the total assets of Freddie Mac (excluding Treasury’s commitment and any unfunded amounts thereof), less; (b) our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend shall accrue or be payable for that quarter. The applicable Capital Reserve Amount was $3 billion for 2013, will be $2.4 billion for 2014, and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero.
New single-family book — Consists of mortgage loans in our single-family credit guarantee portfolio that were originated in 2009 to 2013, excluding HARP and other relief refinance mortgages. We do not include relief refinance mortgages, including HARP loans, as underwriting procedures for relief refinance mortgages are limited, and, in many cases, do not include all of the changes in underwriting standards we have implemented since 2008.
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

321	Freddie Mac

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
Original LTV Ratio — A credit measure for mortgage loans, calculated as the UPB of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. The existence of a second-lien mortgage reduces the borrower’s equity in the home and, therefore, can increase the risk of default and the amount of the gross loss if a default occurs.
OTC — Over-the-counter
OTCQB — A marketplace, operated by the OTC Markets Group Inc., for OTC-traded U.S. companies that are registered and current in their reporting with the SEC or a U.S. banking or insurance regulator.
Other guarantee commitments — Mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.
Other Guarantee Transactions — Transactions in which third parties transfer non-Freddie Mac mortgage-related securities to trusts specifically created for the purpose of issuing mortgage-related securities, or certificates. See "K Certificates" for more information. We exclude our securitizations of Ginnie Mae securities and tax-exempt multifamily housing revenue bonds from this classification.
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
Pre-2005 Legacy single-family book — Consists of mortgage loans in our single-family credit guarantee portfolio that were originated in 2004 and prior.
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

322	Freddie Mac

REMICs and Other Structured Securities (or in the case of Multifamily securities, Other Structured Securities) — Single- and multiclass securities issued by Freddie Mac that represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. REMICs and Other Structured Securities that are single-class securities pass through the cash flows (principal and interest) on the underlying mortgage-related assets. REMICs and Other Structured Securities that are multiclass securities divide the cash flows of the underlying mortgage-related assets into two or more classes designed to meet the investment criteria and portfolio needs of different investors. Our principal multiclass securities qualify for tax treatment as REMICs. We include our securitizations of Ginnie Mae securities and tax-exempt multifamily housing revenue bonds in this classification.
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
Single-family credit guarantee portfolio — Consists of unsecuritized single-family loans, single-family loans held by consolidated trusts, and single-family loans underlying non-consolidated Other Guarantee Transactions and loans covered by other guarantee commitments. Excludes our REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates and our guarantees under the HFA initiative.
Single-family mortgage — A mortgage loan secured by a property containing four or fewer residential dwelling units.
Spread — The difference between the yields of two debt securities, or the difference between the yield of a debt security and a benchmark yield, such as LIBOR.
STACR — Structured Agency Credit Risk transaction, in which we issue and sell debt securities, the principal balance of which is subject to the credit and prepayment risk of a reference pool of single-family mortgage loans owned or guaranteed by Freddie Mac.
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
Subprime — Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Subprime generally refers to the credit risk classification of a loan. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Such characteristics might include, among other factors, a combination of high LTV ratios, low credit scores or originations using lower underwriting standards, such as limited or no documentation of a borrower’s income. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. Notwithstanding our historical characterizations of the single family credit guarantee portfolio, certain security collateral underlying our Other Guarantee Transactions has been identified as subprime based on information provided to Freddie Mac when the transactions were entered into. We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions.

323	Freddie Mac

SVP — Senior Vice President
Swaption — An option contract to enter into an interest-rate swap. In exchange for an option premium, a buyer obtains the right but not the obligation to enter into a specified swap agreement with the issuer on a specified future date.
Target TDC — Target total direct compensation
TBA — To be announced
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
USDA — U.S. Department of Agriculture
VA — U.S. Department of Veterans Affairs
Variation margin — Payments we make to or receive from a derivatives clearinghouse based on the change in fair value of a derivative instrument. Variation margin is typically transferred within one business day.
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
XBRL — eXtensible Business Reporting Language
Yield curve — A graphical display of the relationship between yields and maturity dates for bonds of the same credit quality. The slope of the yield curve is an important factor in determining the level of net interest yield on a new mortgage asset, both initially and over time. For example, if a mortgage asset is purchased when the yield curve is inverted (i.e., short-term interest rates higher than long-term interest rates), our net interest yield on the asset will tend to be lower initially and then increase over time. Likewise, if a mortgage asset is purchased when the yield curve is steep (i.e., short-term interest rates lower than long-term interest rates), our net interest yield on the asset will tend to be higher initially and then decrease over time.

324	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description*
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
4.15
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6% Non-Cumulative Preferred Stock (par value $1.00 per share), dated May 30, 2001 (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.16
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.7% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 30, 2001 (incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.17
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated January 29, 2002 (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.18
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 17, 2006 (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.19
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.42% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 17, 2006 (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.20
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.9% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated October 16, 2006 (incorporated by reference to Exhibit 4.20 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.21
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.57% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated January 16, 2007 (incorporated by reference to Exhibit 4.21 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.22
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.66% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated April 16, 2007 (incorporated by reference to Exhibit 4.22 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.23
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.02% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 24, 2007 (incorporated by reference to Exhibit 4.23 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.24
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.55% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated September 28, 2007 (incorporated by reference to Exhibit 4.24 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.25
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated December 4, 2007 (incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.26
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 27, 2012 (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K as filed on February 28, 2013)

4.27
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated March 1, 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, as filed on May 8, 2013)

10.1
Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (as amended and restated as of June 6, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.3
Second Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 7, 2009)†

10.4
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after March 4, 2005 but prior to January 1, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

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

10.7	Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.8
First Amendment to the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.9
Second Amendment to the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.10
Third Amendment to the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.11
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.12
Federal Home Loan Mortgage Corporation Employee Stock Purchase Plan (as amended and restated as of January 1, 2005) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.13
Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan (as amended and restated June 8, 2007) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.14
Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.15
First Amendment to the Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 11, 2009)†

10.16
Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.17
First Amendment to the Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.18
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.19
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)†

10.20
Second Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 28, 2011)†

10.21
Third Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 6, 2012)†

10.22
Fourth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on August 7, 2013) †

E-3	Freddie Mac

Exhibit No.	Description*
10.23
Fifth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 25, 2013) †

10.24	Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

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

10.28
Federal Home Loan Mortgage Corporation Mandatory Executive Deferred Base Salary Plan, Effective as of January 1, 2009 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)†

10.29
First Amendment To The Federal Home Loan Mortgage Corporation Mandatory Executive Deferred Base Salary Plan (As Effective January 1, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed on August 8, 2011)†

10.30
Second Amendment To The Federal Home Loan Mortgage Corporation Mandatory Executive Deferred Base Salary Plan (As Effective January 1, 2009) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed on August 7, 2012)†

10.31	Executive Management Compensation Recapture Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed on December 24, 2009)†

10.32
2012 Executive Management Compensation Program Recapture and Forfeiture Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 6, 2012)†

10.33
2013 Executive Management Compensation Program for Virginia-Based Covered Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 12, 2013) †

10.34
2013 Executive Management Compensation Program for Non-Virginia-Based Covered Officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on June 12, 2013) †

10.35	2013 Executive Management Compensation Program Recapture and Forfeiture Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on June 12, 2013) †

10.36
2014 Executive Management Compensation Program for Virginia-Based Covered Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 10, 2013) †

10.37
2014 Executive Management Compensation Program for Non-Virginia-Based Covered Officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 10, 2013) †

10.38	Memorandum Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 10, 2012)†

10.39
Restrictive Covenant and Confidentiality Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on May 10, 2012)†

10.40
Memorandum Agreement, dated September 24, 2013, between Freddie Mac and James Mackey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on September 30, 2013) †

10.41
Restrictive Covenant and Confidentiality Agreement, dated September 25, 2013, between Freddie Mac and James Mackey (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on September 30, 2013) †

10.42
Memorandum Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on September 24, 2009)†

E-4	Freddie Mac

Exhibit No.	Description*
10.43
Recapture Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on September 24, 2009)†

10.44
Restrictive Covenant and Confidentiality Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

10.45
Restrictive Covenant and Confidentiality Agreement, dated October 15, 2004, between Freddie Mac and Jerry Weiss (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed on March 9, 2012)†

10.46
Memorandum Agreement, dated July 3, 2012, between Freddie Mac and William H. McDavid (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on July 9, 2012)†

10.47
Restrictive Covenant and Confidentiality Agreement, dated July 6, 2012, between Freddie Mac and William H. McDavid (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on July 9, 2012)†

10.48	Memorandum Agreement, dated April 7, 2013, between Freddie Mac and David B. Lowman†

10.49	Restrictive Covenant and Confidentiality Agreement, dated April 9, 2013, between Freddie Mac and David B. Lowman†

10.50	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†

10.51	PC Master Trust Agreement dated October 24, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 7, 2013)

10.52
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

10.55
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

10.57
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

10.58
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

10.59
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

10.60	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

E-5	Freddie Mac

Exhibit No.	Description*
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