Form 10-Q
period 2014-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2014-05-08
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2014, there were 650,040,391 shares of the registrant’s common stock outstanding.

i	Freddie Mac

MD&A TABLE REFERENCE

ii	Freddie Mac

iii	Freddie Mac

FINANCIAL STATEMENTS

iv	Freddie Mac

PART I — FINANCIAL INFORMATION
We continue to operate under the conservatorship that commenced on September 6, 2008, under the direction of FHFA as our Conservator. The Conservator succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any shareholder, officer or director thereof, with respect to the company and its assets. The Conservator has delegated certain authority to our Board of Directors to oversee, and management to conduct, business operations so that the company can continue to operate in the ordinary course. The directors serve on behalf of, and exercise authority as directed by, the Conservator. See “BUSINESS — Conservatorship and Related Matters” in our Annual Report on Form 10-K for the year ended December 31, 2013, or 2013 Annual Report, for information on the terms of the conservatorship, the powers of the Conservator, and related matters, including the terms of our Purchase Agreement with Treasury.
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) the “FORWARD-LOOKING STATEMENTS” sections of this Form 10-Q and our 2013 Annual Report; and (b) the “RISK FACTORS” and “BUSINESS” sections of our 2013 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “GLOSSARY.”
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three months ended March 31, 2014 included in “FINANCIAL STATEMENTS” and our 2013 Annual Report.
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
We are also subject to certain constraints on our business activities imposed by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement. We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. We cannot over the long term build and retain capital from the earnings generated by our business operations, or return capital to stockholders other than Treasury.
For more information on the conservatorship and government support for our business, including the Purchase Agreement, see “BUSINESS — Conservatorship and Related Matters” and “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS" in our 2013 Annual Report.
Consolidated Financial Results
During the first quarter of 2014, home price growth moderated compared to early periods of 2013. Comprehensive income was $4.5 billion for the first quarter of 2014 compared to $7.0 billion for the first quarter of 2013. Comprehensive income for the first quarter of 2014 consisted of $4.0 billion of net income and $0.5 billion of other comprehensive income. Our results for the first quarter of 2014 include: (a) pre-tax income of $4.5 billion primarily related to settlements of lawsuits regarding our investments in certain residential non-agency mortgage-related securities; partially offset by (b) declines in the fair value of our derivatives due to the decrease in longer-term interest rates. Our total equity was $6.9 billion at March 31, 2014. As a result of our positive net worth at March 31, 2014, no draw is being requested from Treasury under the Purchase Agreement for the first quarter of 2014. Through March 31, 2014, we have paid aggregate cash dividends to Treasury that exceed our aggregate draws received under the Purchase Agreement by $10.4 billion. At March 31, 2014, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion.

1	Freddie Mac

Sustainability of Earnings
The level of earnings we have experienced in recent periods is not sustainable over the long term. Our recent financial results, particularly the level of loan loss provisioning, has benefited significantly from strong home price appreciation, which is beginning to moderate. Our 2013 financial results also included a significant benefit related to the release of the deferred tax asset valuation allowance. Additionally, our 2013 and 2014 financial results included settlements of both residential non-agency mortgage-related securities litigation and representation and warranty claims. Our settlements of representation and warranty claims related to pre-conservatorship loan originations are largely complete while residential non-agency mortgage-related securities litigation is ongoing and additional settlements are expected in the remainder of 2014. In addition, declines in the size of our mortgage-related investments portfolio, as required by FHFA and the Purchase Agreement with Treasury, will reduce earnings over time. Our financial results will also continue to be affected by changes in interest rates, yield curves, and mortgage spreads, which can cause significant earnings and net worth variability from period to period.
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
Reducing Taxpayer Exposure to Losses by Reducing and Managing Our Overall Risk Profile, Especially to Mortgage-Related Risks
We continue to actively manage and reduce the high credit risk related to our 2005-2008 Legacy single-family book by: (a) providing homeowners with alternatives that allow them to stay in their homes; (b) maximizing the proceeds from short sales and REO sales; (c) actively managing our servicers; (d) pursuing our rights with our sellers; (e) enforcing our rights with other counterparties; and (f) reducing our mortgage-related investments portfolio over time. The 2005-2008 Legacy single-family book represented 15% of our single-family credit guarantee portfolio at March 31, 2014, but comprised 77% of our credit losses in the first quarter of 2014 compared to 81% in the full-year of 2013.
Providing Homeowners with Alternatives that Allow Them to Stay in Their Homes
We establish guidelines for our servicers to follow and provide them default management programs to use, in part, in determining which type of loan workout would be expected to provide us with an opportunity to manage our exposure to credit losses. Our servicers pursue repayment plans and loan modifications for borrowers facing financial or other hardships because the level of recovery on a reperforming loan may often be much higher than would be the case with a foreclosure or a foreclosure alternative. Since 2009, we have helped approximately 987,000 borrowers experiencing hardship complete a loan workout. Under our loan workout programs, our servicers contact borrowers experiencing hardship with a goal of helping them stay in their homes or avoid foreclosure. Across all of our modification programs, we modified $3.8 billion and $4.5 billion in UPB of loans in the first quarters of 2014 and 2013, respectively. Our servicers seek and also facilitate the completion of foreclosure alternatives when a home retention solution is not possible.
Beginning in 2009, we introduced a variety of borrower-assistance programs, including HAMP, to help keep families in their homes. Our relief refinance initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), is another key program used by our seller/servicers to help keep families in their homes. In the first quarters of 2014 and 2013, we purchased or guaranteed $9.1 billion and $32.9 billion in UPB of relief refinance loans, respectively, which included $5.2 billion and $21.5 billion in UPB of HARP loans, respectively. We have purchased HARP loans provided to nearly 1.3 million borrowers since the initiative began in 2009, including approximately 30,000 borrowers during the first quarter of 2014. See “Table 34 — Single-Family Relief Refinance Loans” for more information about the volume of our relief refinance purchases.
As of March 31, 2014, the borrower’s monthly payment for all of our completed HAMP modifications was reduced on average by an estimated $530, which amounts to an average of $6,360 per year, and a total of $1.5 billion in annual reductions (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification).

2	Freddie Mac

The table below presents our single-family loan workout activities for the last five quarterly periods.
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

(2)	As of March 31, 2014, approximately 22,000 borrowers were in modification trial periods, including approximately 18,000 borrowers in trial periods for our non-HAMP modification.

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
We believe our REO disposition and short sale severity ratios in the first quarter of 2014 were positively affected by changes made in 2012 to our process for evaluating the market value of impaired loan collateral and determining the list price for our REO properties when we offer them for sale.
Actively Managing our Servicers
We continue to face challenges with respect to the performance of certain of our single-family servicers in managing our seriously delinquent loans. Our servicers represent and warrant to us that loans serviced on our behalf will be serviced in accordance with our servicing contract. These contractual obligations provide us with remedies for breaches in servicing. These contractual remedies include the ability to require the servicer to pay compensatory or other fees, repurchase the loan at its current UPB, and/or reimburse us for losses realized. Beginning in 2013, we increased our review of servicing related violations, which included issuing notices of defect to our servicers for certain violations of our servicing standards. As of March 31, 2014, we had: (a) $0.4 billion of outstanding repurchase requests; and (b) $0.4 billion of outstanding notices of

3	Freddie Mac

defect, with our servicers, based on the UPB of the related loans. We also recognized $131 million of compensatory fees in the first quarter of 2014 primarily for servicer failures to complete a foreclosure within our timelines.
We continue to have a large population of seriously delinquent loans, many of which have been delinquent for more than one year; these loans tend to be more challenging to resolve. As of March 31, 2014, our serious delinquency rate for the aggregate of those states that require a judicial foreclosure and all other states was 3.07% and 1.49%, respectively. Foreclosures generally take longer to complete in states where judicial foreclosures are required, compared to other states. In the first quarter of 2014, the average time to foreclose on properties in states that require a judicial foreclosure was 1,033 days compared to 637 days in all other states for loans in our single-family credit guarantee portfolio, excluding those underlying our Other Guarantee Transactions. These averages are based on the loans completing foreclosure during the period.
As part of our efforts to maximize foreclosure alternatives, increase problem loan workouts, and mitigate our credit losses, we have continued to facilitate the transfer of servicing for certain pools of loans with higher credit risk from underperforming servicers to other servicers that specialize in workouts of problem loans. In the first quarter of 2014, we facilitated the transfer of servicing for $7.1 billion in UPB of loans from our primary servicers to specialty servicers.
Pursuing Our Rights with Our Sellers
We have contractual arrangements with our sellers under which they agree to sell us mortgage loans, and represent and warrant that those loans have been originated under specified underwriting standards. If we subsequently discover that the representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These remedies include the ability to require the seller to repurchase the loan at its current UPB and/or reimburse us for losses realized. Our exposure to single-family mortgage seller/servicers has been high in recent years with respect to their repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us. In 2013, we substantially achieved the goal set for us (in the 2013 Conservatorship Scorecard) to complete our requests for remedies for breaches of seller representations and warranties related to pre-conservatorship loan activity.
We continue to recover credit losses from seller/servicers in the normal course of business related to breaches of representations and warranties for loans they sold to us or service for us. In the first quarter of 2014, we recovered amounts from seller/servicers with respect to $1.0 billion in UPB of loans subject to our repurchase requests, including $0.4 billion in UPB related to settlement agreements. Approximately 17% of the $1.0 billion in UPB associated with repurchase requests in the first quarter of 2014 were satisfied by the reimbursement of losses (excluding amounts related to settlement agreements). As of March 31, 2014 and December 31, 2013, we had $0.8 billion and $1.6 billion, respectively, of outstanding repurchase requests with sellers, based on UPB of the loans.
Enforcing Our Rights with Other Counterparties
We continue to pursue claims for coverage under mortgage insurance policies. We also continue to actively pursue settlements with mortgage insurance counterparties. We use mortgage insurance, which is a form of credit enhancement, to mitigate our credit loss exposure. Primary mortgage insurance is generally required to be purchased at loan origination, typically at the borrower’s expense, for certain mortgages with LTV ratios greater than 80%, from an insurer that is typically selected by the lender.
We received payments under primary and other mortgage insurance of $0.4 billion during both the first quarter of 2014 and the first quarter of 2013. Although the financial condition of certain of our mortgage insurers has improved in recent periods, there is still significant risk that some of these counterparties may fail to fully meet their obligations. We expect to receive substantially less than full payment of our claims from three of our seven larger mortgage insurance counterparties, as they are only permitted to partially pay claims under orders of their regulators.
Our ability to manage our exposure to mortgage insurers is limited as: (a) certain of our mortgage insurers are operating below our eligibility thresholds; and (b) our ability to revoke a mortgage insurer's status as an eligible insurer requires FHFA approval under certain circumstances. We consider the collectability of our claims against our mortgage insurers when determining the carrying amount of our receivables and estimating our loan loss reserves on our consolidated balance sheets.
We are working with FHFA and Fannie Mae to improve mortgage insurance standards. We are developing counterparty risk management standards for mortgage insurers that include revised eligibility requirements. In December 2013, FHFA announced that we and Fannie Mae, in collaboration with our mortgage insurers, had completed development of new master policies, for which the mortgage insurers are expected to seek state regulatory approval. These changes to the master policies are intended to provide greater certainty of coverage, facilitate timely claims processing, and help address the significant problems we faced in recent years in resolving repurchase requests related to mortgage insurance rescission. We expect to implement the new master policies and eligibility standards (including capital requirements) for mortgage insurers during 2014.
At the direction of our Conservator, we are also working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in various efforts, in some cases in conjunction with other investors, to mitigate or recover losses on our investments in these securities. In the first quarter of 2014, we and FHFA reached settlements with a number of institutions pursuant to which we received an aggregate of $4.5 billion. In April 2014, we and

4	Freddie Mac

FHFA entered into agreements with two other institutions to settle FHFA-led litigation related to certain residential non-agency mortgage-related securities we hold. Under these agreements, we will be paid $275 million, which will be reflected in our consolidated financial results for the second quarter of 2014. Lawsuits against a number of large institutions are currently pending. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about our recent agreements with non-agency mortgage-related security issuers.
We have also worked to enforce our rights in the Lehman bankruptcy. In February 2014, we reached a settlement with Lehman Brothers Holdings Inc. pursuant to which we received $767 million to resolve our claims related to Lehman’s bankruptcy. The majority of this settlement amount was reflected as an adjustment to our December 31, 2013 estimate of the expected recoveries of our short-term lending receivable. The remaining portion of this settlement related to claims for repurchase requests associated with loans sold to us by Lehman and is included in our results for the first quarter of 2014. For more information, see “NOTE 17: LEGAL CONTINGENCIES."
Reducing Our Mortgage-Related Investments Portfolio Over Time
During the first quarter of 2014, the size of our mortgage-related investments portfolio declined by 6% (or 23% on an annualized basis), or $26.6 billion, to $434.4 billion at March 31, 2014 compared to December 31, 2013. Our less liquid assets (i.e., assets less liquid than agency securities) accounted for $13.1 billion of this decline primarily due to liquidations and $2.4 billion of sales (excluding sales of: (a) multifamily held-for-sale loans; and (b) single-family loans purchased for cash). We plan to continue reducing the balance of our less liquid assets, although we continue to purchase certain of these assets as part of our business strategies (e.g., removal of seriously delinquent loans from PC pools).
Supporting U.S. Homeowners and Renters by Providing Lenders with a Constant Source of Liquidity for Mortgage Products even when Other Sources of Financing are Scarce
We maintain a consistent market presence by providing lenders with a constant source of liquidity for mortgage products even when other sources of financing are scarce. This liquidity provides our customers with confidence to continue lending even in difficult environments. In the first quarters of 2014 and 2013, we purchased or issued other guarantee commitments for $49.2 billion and $131.9 billion in UPB of single-family conforming mortgage loans, respectively, representing approximately 244,000 and 636,000 homes, respectively. Origination volumes in the U.S. residential mortgage market declined significantly during the first quarter of 2014, as compared to the first quarter of 2013, driven by a significant decline in the volume of refinance mortgages. We attribute this decline to higher mortgage interest rates in the 2014 period than in the 2013 period. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed approximately 90% of the single-family conforming mortgages originated in the first quarter of 2014. During the first quarter of 2014, our multifamily new business activity totaled $3.0 billion, and provided financing for 239 properties amounting to approximately 51,000 apartment units. More than 90% of these units were affordable to families earning at or below the median income in their area.
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

•
Managing the credit risk of the single-family credit guarantee portfolio: We are managing our credit risk by setting our underwriting standards at a level commensurate with the long-term credit risk appetite of the company. We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage eligibility and underwriting standards, and the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. Beginning in 2009, we have made various changes to our credit policies, including changes to improve our underwriting standards, purchased fewer loans with higher risk characteristics, and assisted in improving our mortgage insurers’ and lenders’ underwriting

5	Freddie Mac

practices. As a result, the credit quality of the New single-family book is significantly better than that of the 2005-2008 Legacy single-family book, as measured by original LTV ratios, FICO scores, and the proportion of loans underwritten with full documentation, as well as delinquency rates and credit losses. However, in recent periods, as refinancing volumes have declined, the composition of our loan purchase activity has been shifting to a higher proportion of purchase-type loans and our sellers have sold us this type of loan with generally higher original LTV ratios and lower credit scores, in aggregate, than the purchase-type loans sold to us during 2010 through 2012.

•
Transferring the credit risk of the single-family credit guarantee portfolio: We consider risk transfer transactions to be a prudent way to manage risk in our business. In addition to three transactions completed in 2013, we executed one transaction during the first quarter of 2014 that transferred a mezzanine credit loss position on certain groups of loans in the New single-family book. These transactions shift mortgage credit risk from us to private investors. While these transactions have been relatively small compared to our overall mortgage credit risk exposure, we believe they have attracted broad interest in the market. We will continue to seek to expand and refine our offerings of credit risk transfer transactions in the future.

•
Optimizing the economics of the single-family credit guarantee portfolio: We strive to achieve the highest economic returns on our portfolio while considering and balancing our: (a) customer diversification; (b) housing mission and goals; and (c) customers' liquidity needs. We also align our mortgage-related securities offerings and disclosures with customer needs and investor demand to balance the achievement of the above objectives while considering the relative performance of our securities in the market.

Investments Segment Strategies
Our Investments segment is a key business operation, which has certain objectives in 2014, including:

•
Maintaining a presence in the agency mortgage-related securities market. Our activities in this market may include outright purchases and sales, dollar roll transactions, and structuring activities (e.g., resecuritizing existing agency securities into REMICs) and selling some or all of the tranches.

•
Maintaining a portfolio of liquid securities consistent with our liquidity management guidelines. In managing the reduction of our mortgage-related investments, we evaluate the liquidity of these investments based on two categories: (a) single-class and multiclass agency securities; and (b) assets that are less liquid than agency securities. We are focusing our efforts on reducing the balance of less liquid assets in the mortgage-related investments portfolio. Our liquid assets collectively represented approximately 39% of UPB of the portfolio at March 31, 2014, compared to 40% at December 31, 2013.

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
Multifamily Segment Strategies
Our Multifamily business is also a key business operation focusing on financing multifamily rental housing. We provide financing for affordable housing for renters nationwide and are a consistent source of liquidity to the multifamily mortgage market. We maintain a strong credit and capital management discipline while seeking to generate positive Segment Earnings comprehensive income. We accomplish this primarily by focusing on our business model of purchasing, aggregating, and securitizing mortgage loans in order to transfer the expected credit risk associated with the loans to third-party investors. The Multifamily business model aligns with our objective that private investors absorb the first and predominant losses before any taxpayer exposure. We plan to continue to provide and support a consistent supply of affordable rental housing while reducing our exposure to credit risk through securitization. During the first quarter of 2014, we continued our K Certificate securitizations in the multifamily market with K Certificate transactions of $3.9 billion in UPB. In addition to our risk transfers

6	Freddie Mac

though K Certificate transactions, we are seeking to introduce innovative ways to further expand our offerings in support of affordable rental housing while limiting our exposure to mortgage credit risk.
Positioning the Company, in Particular Our People and Infrastructure, to Succeed in a to-be-determined “future state”
Development of a New Secondary Mortgage Market
Under the direction of FHFA, we continue various efforts to build the infrastructure for a future housing finance system, including the following:

•
Common Securitization Platform: We continue to work with FHFA and Fannie Mae on the development of a future new common securitization platform. In October 2013, Common Securitization Solutions, LLC (which is equally owned by us and Fannie Mae) was formed to build and operate the platform.

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

•
Uniform Mortgage Data Program: We and Fannie Mae are collaborating with the industry to develop and implement uniform data standards for single-family mortgages. We have made significant progress by completing initial phases of this program, including: (a) standard appraisal data elements; (b) the Uniform Collateral Data Portal, which allows us to aggregate this data from sellers; (c) the Uniform Loan Delivery Dataset, which defines common data elements for each loan we acquire or guarantee; and (d) the Uniform Closing Dataset, to support the Consumer Financial Protection Bureau's (or CFPB) new mortgage closing disclosure form.

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

In addition, we also worked to help our seller/servicers improve their underwriting processes for loans that they sell to us. As part of these efforts we made progress in the following areas during the first quarter of 2014:

•
Continued our initiative for enhanced early-risk assessment by seller/servicers through the use of Loan Quality Advisor, an automated tool for use in evaluating the credit eligibility of loans and identifying non-compliance issues;

•
Implemented requirements for our seller/servicers in response to certain final rules from the CFPB, including rules concerning the requirements for borrowers' ability to repay and high-cost mortgages. See “BUSINESS — Legislative and Regulatory Developments — Dodd-Frank Act” in our 2013 Annual Report for further information on the final rules;

•
Adhered to recently implemented standard timelines, appeal requirements, and alternative remedies for resolution of repurchase obligations as part of our efforts to enhance post-delivery quality control practices and transparency associated with our new representation and warranty framework; and

•	Continued to execute our loan review sampling strategy, specifically focusing on newly purchased mortgage loans, to evaluate compliance with our standards.
Investing in Human, Technology and Other Resources
We continue to make strategic investments to maintain and improve our ability to operate the company for the foreseeable future in conservatorship and potentially afterwards. Our human capital risks have stabilized in recent periods, as increased levels of voluntary turnover experienced in 2011 have abated. The possibility remains that we may experience increased turnover again in the future as the Administration and Congress continue to debate our future business model.
Our information technology risk also continues to decline. For example, in 2013, we completed a three-year multimillion dollar project to move our key legacy applications and infrastructure to current, supported technology. We are investing each year to maintain our technology and are focused on standardizing and simplifying the technology portfolio. We continue to focus on emerging information security risks. We are reviewing our information technology architecture design with a focus on simplifying our information technology environment. We are also building our out-of-region disaster recovery capabilities.
Streamlining, Simplifying and Strengthening Operations
We continue to strengthen our operations. Beginning in mid-2012 and continuing in 2013 and 2014, we took steps to enhance management’s focus on control issues by elevating awareness of those issues across the company and stressing timely remediation. As a result, the number of outstanding control issues reached its lowest level since conservatorship. We also continue to work to improve our operating efficiency. In 2013, we began a multi-year project focused on simplifying our control structure and eliminating redundant control activities. We updated our risk and control framework to increase our

7	Freddie Mac

emphasis on risk management and are conducting detailed operational controls design reviews to identify ways to simplify our controls structure.
Mortgage Market and Economic Conditions
Overview
The U.S. real gross domestic product rose by 0.1% on an annualized basis during the first quarter of 2014, compared to 2.6% in the fourth quarter of 2013 and 1.1% in the first quarter of 2013, according to the Bureau of Economic Analysis. The national unemployment rate was 6.7% in March 2014, the same as in December 2013, based on data from the U.S. Bureau of Labor Statistics. An average of approximately 190,000 monthly net new jobs (non-farm) were added to the economy during the first quarter of 2014, which shows evidence of a slow, but steady positive trend for the economy and the labor market. The average interest rate on new 30-year fixed-rate conforming mortgages largely held steady over the past two quarters, averaging 4.29% during the fourth quarter of 2013 and 4.36% during the first quarter of 2014, based on our weekly Primary Mortgage Market Survey. This compares with the first quarter of 2013, when the average rate on new 30-year fixed-rate conforming mortgages was 3.50%. Higher mortgage interest rates in recent periods, including the first quarter of 2014, contributed to a relatively low volume of single-family refinance mortgage activity in the market during the first quarter of 2014.
Single-Family Housing Market
Although home prices increased on a national basis in the first quarter of 2014 (based on our index), the single-family housing market continued to be affected by weakness in the employment market and a significant inventory of seriously delinquent loans and REO properties in the market.
Based on data from the National Association of Realtors, sales of existing homes in the first quarter of 2014 were 4.60 million (on a seasonally-adjusted annual basis), declining 7% from 4.94 million in the fourth quarter of 2013. Based on data from the U.S. Census Bureau and HUD, sales of new homes in the first quarter of 2014 were approximately 434,000 (on a seasonally-adjusted annual basis), declining 3% from approximately 446,000 in the fourth quarter of 2013. Home prices increased during the first quarter of 2014, with our nationwide index registering approximately a 1.2% increase from December 2013 through March 2014 and a 7.5% increase from March 2013 to March 2014. Despite these increases, our national home price index reflects a cumulative decline of 14.7% since June 2006. These estimates were based on our own price index of mortgage loans on one-family homes funded by us or Fannie Mae. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.
Multifamily Housing Market
The multifamily market continued to experience positive trends during the first quarter of 2014. The most recent preliminary data reported by Reis, Inc. indicated that the national apartment vacancy rate was 4.0% during the first quarter of 2014, representing the lowest level since 2001. In addition, Reis, Inc. reported that effective rents grew by 0.6% during the first quarter of 2014. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. According to the latest information available from Moody's Analytics, Inc. and Real Capital Analytics, Inc., apartment prices continued to increase at the national level in the first quarter of 2014 and are now higher than the peak values observed in 2007. As a result, the multifamily sector continued to experience strong investor interest and continued to outperform most other commercial real estate sectors in the first quarter of 2014.
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
Although national home prices have increased in recent periods, home prices at March 31, 2014 remained significantly below their peak levels in many geographical areas. Declines in the market’s inventory of vacant housing have supported stabilization and increases in home prices in a number of metropolitan areas. We believe that home prices will not continue at the same growth rate experienced in 2013, but will continue to gradually moderate during the remainder of 2014 and will return towards growth rates that are consistent with long-term historical averages (approximately 2 to 5 percent growth on an annual basis). To the extent a large volume of loans completes the foreclosure process in a short period, the resulting increase in the market’s inventory of homes for sale could have a negative effect on home prices.

8	Freddie Mac

Single-Family
We continue to expect key macroeconomic drivers of the economy, such as income growth, employment, and inflation, will affect the performance of the housing and mortgage markets during the remainder of 2014. Since we expect that economic growth will continue and mortgage interest rates will remain relatively low compared to historical levels, but trend slowly upward during the remainder of 2014, we believe that housing affordability will remain relatively high in most metropolitan housing markets during the remainder of 2014 for potential home buyers. We expect that the volume of home sales in 2014 will likely remain at about the same level as in 2013. Important factors that we believe will continue to negatively affect single-family housing demand are the relatively high unemployment rate and relatively modest family income growth.
We expect the UPB of our single-family credit guarantee portfolio will be relatively unchanged at the end of 2014 compared to the end of 2013, as an expected decline in purchase volume is expected to be offset by a decline in prepayments. We expect 2014 mortgage origination volumes, including refinancings, to be at the lowest level since 2000. Our loan purchase activity in the first quarter of 2014 declined to $49.2 billion in UPB compared to $131.9 billion in UPB during the first quarter of 2013. Our expectation is for this trend to continue in the remainder of 2014 as refinancing volumes continue to decline. During the first quarter of 2014, refinancings, including HARP, comprised approximately 53% of our single-family purchase and issuance volume compared with 84% in the first quarter of 2013. We expect HARP activity to continue to decline during the remainder of 2014 since the pool of borrowers eligible to participate in the program has declined and mortgage interest rates moved higher in recent periods.
Our charge-offs declined significantly during the first quarter of 2014 compared to the first quarter of 2013. We expect our charge-offs and credit losses to continue to be lower than the level we experienced in 2013 but to remain elevated in the remainder of 2014 in part due to the substantial number of delinquent and underwater mortgage loans in our single-family credit guarantee portfolio that will likely be resolved. For the near term, we also expect:

•	REO disposition and short sale severity ratios to remain high. However, our recovery rates have been positively affected by recent improvements in home prices and home sales; and

•	The number of seriously delinquent loans and the volume of our loan workouts to continue to decline.
Our guarantee fee rate charged on new acquisitions is significantly higher than that of our Legacy single-family books as a result of two across-the-board increases in guarantee fees implemented in 2012. In December 2013, FHFA directed us to make additional changes to our management and guarantee fee rates in 2014. In January 2014, FHFA announced it was delaying the implementation of these changes. FHFA may direct us to implement further changes in our guarantee fees in the future.
Multifamily
We expect that, at the national level, new supply of multifamily housing will not significantly exceed market demand in the near term due to constraints, such as rising construction costs. We expect that demand growth, driven by a strengthening economy and positive demographics, will generally be sufficient for the increase in supply. However, there may be certain local markets where new supply may outpace demand, which would be evidenced by excess supply and rising vacancy rates. As multifamily market fundamentals improved in recent years, other market participants increased their activities in the multifamily market. As a result, we face increased competition and we believe that our portion of new business in the multifamily market will not increase during the full-year 2014 compared to the level in 2013.
As a result of the positive market fundamentals and continuing strong portfolio performance, we expect our credit losses and delinquency rates to remain low during the remainder of 2014. We believe the long-term outlook for the national multifamily market continues to be favorable as strong demand will support healthy cash flows for multifamily properties.
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

9	Freddie Mac

Table 2 — Mortgage-Related Investments Portfolio(1)

	March 31, 2014	December 31, 2013
	(in millions)
Investments segment — Mortgage investments portfolio	$312,613	$331,071
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	34,825	37,726
Multifamily segment — Mortgage investments portfolio	86,960	92,227
Total mortgage-related investments portfolio	$434,398	$461,024
Mortgage-related investments portfolio cap(3)	$469,625	$552,500

(1)	Based on UPB.

(2)	Represents unsecuritized seriously delinquent single-family loans.

(3)	Represents the portfolio cap as discussed above at December 31, 2014 and 2013, respectively.
The UPB of our mortgage-related investments portfolio at March 31, 2014 was $434.4 billion, a decline of 23% on an annualized basis, compared to $461.0 billion at December 31, 2013. We evaluate the liquidity of the assets in our mortgage-related investments portfolio based on two categories: (a) single-class and multiclass agency securities; and (b) assets that are less liquid than agency securities. The reduction in UPB resulted primarily from liquidations (i.e., principal repayments).
During the first quarter of 2014, the UPB of our less liquid assets declined $13.1 billion and collectively represented approximately 61% of the UPB of the portfolio at March 31, 2014 compared to 60% at December 31, 2013. Assets that we consider to be less liquid than agency securities include unsecuritized performing single-family mortgage loans, multifamily mortgage loans, CMBS, housing revenue bonds, unsecuritized seriously delinquent and modified single-family mortgage loans which we removed from PC trusts, and our investments in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans. During the first quarter of 2014, we sold $2.4 billion of assets (excluding sales of: (a) multifamily held-for-sale loans; and (b) single-family loans purchased for cash) that are less liquid than agency securities.

10	Freddie Mac

SELECTED FINANCIAL DATA
The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes.
Table 3 — Selected Financial Data(1)

	Three Months Ended March 31,
	2014	2013
	(dollars in millions, except share-related amounts)
Statements of Comprehensive Income Data
Net interest income	$3,510	$4,265
(Provision) benefit for credit losses	(85)	503
Non-interest income (loss)	3,111	402
Non-interest expense	(771)	(624)
Income tax (expense) benefit	(1,745)	35
Net income	4,020	4,581
Comprehensive income	4,499	6,971
Loss attributable to common stockholders(2)	(479)	(2,390)
Loss per common share – basic and diluted	(0.15)	(0.74)
Cash dividends per common share	—	—
Weighted average common shares outstanding (in millions) – basic and diluted(3)	3,237	3,239

	March 31, 2014	December 31, 2013
	(dollars in millions)
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)	$1,533,106	$1,529,905
Total assets	1,921,538	1,966,061
Debt securities of consolidated trusts held by third parties	1,446,477	1,433,984
Other debt	453,848	506,767
All other liabilities	14,314	12,475
Total Freddie Mac stockholders’ equity	6,899	12,835
Portfolio Balances(4)
Mortgage-related investments portfolio	$434,398	$461,024
Total Freddie Mac mortgage-related securities(5)	1,595,933	1,592,511
Total mortgage portfolio(6)	1,903,507	1,914,661
TDRs on accrual status(7)	80,725	78,708
Non-accrual loans(7)	39,764	43,469

	Three Months Ended March 31,
	2014	2013
Ratios(8)
Return on average assets(9)	0.8%	0.9%
Allowance for loans losses as percentage of mortgage loans, held-for-investment(10)	1.4	1.7
Equity to assets ratio(11)	0.5	0.5

(1)
See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2013 Annual Report and in this Form 10-Q for information regarding our accounting policies and the impact of new accounting policies on our consolidated financial statements.

(2)
For a discussion of how the senior preferred stock dividend is determined and how it affects net income (loss) attributable to common stockholders, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share” in our 2013 Annual Report.

(3)
Includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.

(4)	Based on UPB.

(5)	See ‘‘Table 25 — Freddie Mac Mortgage-Related Securities’’ for the composition of this line item.

(6)	See ‘‘Table 10 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios’’ for the composition of our total mortgage portfolio.

(7)	Based on UPB of the mortgage loans.

(8)
The dividend payout ratio on common stock is not presented because the amount of cash dividends per common share is zero for all periods presented. The return on common equity ratio is not presented because the simple average of the beginning and ending balances of total stockholders’ equity, net of preferred stock (at redemption value) is less than zero for all periods presented.

(9)	Ratio computed as net income (loss) divided by the simple average of the beginning and ending balances of total assets.

(10)	Ratio computed as the allowance for loan losses divided by the total recorded investment of held-for-investment mortgage loans.

(11)	Ratio computed as the simple average of the beginning and ending balances of total stockholders’ equity divided by the simple average of the beginning and ending balances of total assets.

11	Freddie Mac

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion of our consolidated results of operations should be read in conjunction with our consolidated financial statements, including the accompanying notes. Also see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2013 Annual Report for information concerning certain significant accounting policies and estimates applied in determining our reported results of operations.
Table 4 — Summary Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net interest income	$3,510	$4,265
(Provision) benefit for credit losses	(85)	503
Net interest income after (provision) benefit for credit losses	3,425	4,768
Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	12	34
Gains (losses) on retirement of other debt	7	(32)
Derivative gains (losses)	(2,351)	375
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(331)	(21)
Portion of other-than-temporary impairment recognized in AOCI	(33)	(22)
Net impairment of available-for-sale securities recognized in earnings	(364)	(43)
Other gains (losses) on investment securities recognized in earnings	766	(276)
Other income (loss)	5,041	344
Total non-interest income (loss)	3,111	402
Non-interest expense:
Administrative expenses	(468)	(432)
REO operations income (expense)	(59)	(6)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(178)	(93)
Other expenses	(66)	(93)
Total non-interest expense	(771)	(624)
Income before income tax (expense) benefit	5,765	4,546
Income tax (expense) benefit	(1,745)	35
Net income	4,020	4,581
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	427	2,280
Changes in unrealized gains (losses) related to cash flow hedge relationships	52	90
Changes in defined benefit plans	—	20
Total other comprehensive income (loss), net of taxes and reclassification adjustments	479	2,390
Comprehensive income	$4,499	$6,971
Net Interest Income
The table below presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

12	Freddie Mac

Table 5 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended March 31,
	2014			2013
	Average Balance(1)	Interest Income (Expense)	Average Rate	Average Balance(1)	Interest Income (Expense)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$19,641	$—	—%	$35,436	$7	0.07%
Federal funds sold and securities purchased under agreements to resell	48,155	5	0.05	35,925	11	0.13
Mortgage-related securities:
Mortgage-related securities(2)	271,646	2,607	3.84	328,241	3,417	4.16
Extinguishment of PCs held by Freddie Mac	(116,588)	(1,097)	(3.77)	(122,280)	(1,262)	(4.13)
Total mortgage-related securities, net	155,058	1,510	3.90	205,961	2,155	4.19
Non-mortgage-related securities(2)	5,870	—	0.02	14,980	2	0.06
Mortgage loans held by consolidated trusts(3)	1,532,416	14,484	3.78	1,495,202	14,504	3.88
Unsecuritized mortgage loans(3)	178,220	1,662	3.73	219,067	2,009	3.67
Total interest-earning assets	$1,939,360	$17,661	3.64	$2,006,571	$18,688	3.73
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,547,682	$(13,340)	(3.45)	$1,518,006	$(13,292)	(3.50)
Extinguishment of PCs held by Freddie Mac	(116,588)	1,097	3.77	(122,280)	1,262	4.13
Total debt securities of consolidated trusts held by third parties	1,431,094	(12,243)	(3.42)	1,395,726	(12,030)	(3.45)
Other debt:
Short-term debt	126,521	(41)	(0.13)	119,691	(44)	(0.15)
Long-term debt(4)	348,631	(1,788)	(2.05)	416,520	(2,218)	(2.13)
Total other debt	475,152	(1,829)	(1.54)	536,211	(2,262)	(1.69)
Total interest-bearing liabilities	1,906,246	(14,072)	(2.95)	1,931,937	(14,292)	(2.96)
Expense related to derivatives(5)	—	(79)	(0.02)	—	(131)	(0.03)
Impact of net non-interest-bearing funding	33,114	—	0.05	74,634	—	0.11
Total funding of interest-earning assets	$1,939,360	$(14,151)	(2.92)	$2,006,571	$(14,423)	(2.88)
Net interest income/yield		$3,510	0.72		$4,265	0.85

(1)	We calculate average balances based on amortized cost.

(2)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings where we expect significant increases in cash flows from the impaired securities.

(3)	Mortgage loans on non-accrual status, where interest income is generally recognized when collected, are included in average balances.

(4)	Includes current portion of long-term debt.

(5)
Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

Net interest income decreased by $755 million to $3.5 billion for the three months ended March 31, 2014 compared to $4.3 billion for the three months ended March 31, 2013. Net interest yield decreased by 13 basis points to 72 basis points for the three months ended March 31, 2014 compared to 85 basis points for the three months ended March 31, 2013. The decrease in net interest income and net interest yield was primarily due to the negative impact of the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations. Excluding the impact of the legislated 10 basis point increase in guarantee fees, which was implemented in April 2012, net interest income decreased by $835 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Net interest income includes $172 million and $91 million for the three months ended March 31, 2014 and 2013, respectively, related to this increase in guarantee fees.
We recognize interest income on non-accrual mortgage loans only when cash payments are received. We refer to the interest income that we do not recognize as foregone interest income (i.e., interest income we would have recorded if the loan had been current in accordance with its terms). Foregone interest income and reversals of previously recognized interest income, net of cash received, related to non-accrual mortgage loans was $0.4 billion and $0.6 billion during the three months ended March 31, 2014 and 2013, respectively. These amounts have declined primarily because of the reduction in the number of loans on non-accrual status.
The objectives set for us under our charter and conservatorship, restrictions in the Purchase Agreement and restrictions imposed by FHFA have negatively impacted, and will continue to negatively impact, our net interest income. For example, our mortgage-related investments portfolio is subject to a cap that decreases by 15% each year until the portfolio reaches $250 billion. This decline in asset balances will cause a reduction in our interest income from this portfolio over time. For more information on the various restrictions and limitations on our investment activity and our mortgage-related investments portfolio, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” in our 2013 Annual Report.
During the three months ended March 31, 2014, we had sufficient access to the debt markets. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

13	Freddie Mac

(Provision) Benefit for Credit Losses
We maintain loan loss reserves at levels we believe are appropriate to absorb probable incurred losses on mortgage loans held-for-investment and loans underlying our financial guarantees. Our loan loss reserves are increased through the provision for credit losses and are reduced by net charge-offs. The provision for credit losses primarily reflects our estimate of incurred losses for newly impaired loans as well as changes in our estimates of incurred losses for previously impaired loans. Assuming that all other factors remain the same, home price growth can reduce the likelihood that loans will default and may also reduce the amount of credit losses on the loans that do default.
Our (provision) benefit for credit losses was $(0.1) billion in the first quarter of 2014 compared to $0.5 billion in the first quarter of 2013. The provision for credit losses in the first quarter of 2014 reflects incurred losses associated with newly delinquent loans that were partially offset by moderate home price growth. The benefit for credit losses in the first quarter of 2013 reflects a more significant increase in home prices that was partially offset by incurred losses associated with newly delinquent loans.
Our provision for credit losses in the first quarter of 2014 also reflects $0.3 billion of benefit related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments primarily associated with our Legacy single-family books. However, we do not expect future settlement agreements with seller/servicers to have a significant effect on our financial results.
Our provision for credit losses and amount of charge-offs in the future will be affected by a number of factors, including: (a) the actual level of mortgage defaults, including default rates among borrowers that participated in HARP and HAMP; (b) the effect of the MHA Program, the servicing alignment initiative, and other current and future loss mitigation efforts; (c) any government actions or programs that affect the ability of borrowers to refinance underwater mortgages or obtain modifications; (d) changes in property values; (e) regional economic conditions, including unemployment rates; (f) additional delays in the foreclosure process; and (g) third-party mortgage insurance coverage and recoveries.
During the first quarter of 2014, our charge-offs, net of recoveries for single-family loans, were significantly lower than those recorded in the first quarter of 2013 primarily due to: (a) lower volumes of foreclosures and foreclosure alternatives; and (b) improvements in home prices in many of the areas in which we have had significant foreclosure and short sale activity. Our recoveries in the first quarters of 2014 and 2013 included approximately $0.4 billion and $0.3 billion, respectively, related to repurchase requests from our seller/servicers (including $0.3 billion in the first quarter of 2014 with respect to settlement agreements related to repurchase requests from certain sellers). We continue to experience a high volume of foreclosures and foreclosure alternatives as compared to periods prior to 2008. As a result, we expect our credit losses will continue to remain elevated during the remainder of 2014 even if the volume of new seriously delinquent loans continues to decline.
The total number of single-family seriously delinquent loans declined approximately 8% and 7% during the first quarters of 2014 and 2013, respectively. As of March 31, 2014 and March 31, 2013, the UPB of our single-family loans classified as TDRs was $98.7 billion and $90.0 billion, respectively. However, these amounts include $80.1 billion and $68.5 billion, respectively, of single-family TDRs that were no longer seriously delinquent. Loans that have been classified as TDRs remain categorized as such throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, seriously delinquent loans, charge-offs, REO assets, our loan loss reserves balance, TDRs, and non-accrual loans.
Non-Interest Income (Loss)
Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts
During the three months ended March 31, 2014 and 2013, we extinguished debt securities of consolidated trusts with a UPB of $7.9 billion and $5.9 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). Purchases of single-family PCs increased in 2014 primarily due to investment opportunities. See “Table 18 — Mortgage-Related Securities Purchase Activity” for additional information regarding purchases of mortgage-related securities, including those issued by consolidated PC trusts.
Gains (Losses) on Retirement of Other Debt
Gains (losses) on retirement of other debt were $7 million and $(32) million during the three months ended March 31, 2014 and 2013, respectively. We recognized gains on the retirement of other debt during the three months ended March 31, 2014 primarily as a result of exercising our call option for other debt held at premiums. We recognized losses on the retirement of other debt during the three months ended March 31, 2013 primarily due to the repurchase of higher-cost other debt securities at premiums. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities.”
Derivative Gains (Losses)
The table below presents derivative gains (losses) reported in our consolidated statements of comprehensive income. See “NOTE 9: DERIVATIVES — Table 9.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting

14	Freddie Mac

relationships are recorded as derivative gains (losses) in our consolidated statements of comprehensive income. At March 31, 2014 and December 31, 2013, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to closed cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.
While derivatives are an important aspect of our strategy to manage interest-rate risk, they could increase the volatility of reported net income because, while fair value changes in derivatives from fluctuations in interest rates and yield curves affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net income. Therefore, there can be timing mismatches affecting current period earnings, which may not be reflective of the economics of our business.
Table 6 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Three Months Ended March 31,
	2014	2013
	(in millions)
Interest-rate swaps	$(1,770)	$1,574
Option-based derivatives(1)	69	(437)
Other derivatives(2)	28	144
Accrual of periodic settlements	(678)	(906)
Total	$(2,351)	$375

(1)	Primarily includes purchased call and put swaptions and purchased interest-rate caps and floors.

(2)	Primarily includes futures, foreign-currency swaps, commitments, credit derivatives and swap guarantee derivatives. Our last foreign-currency swaps matured in January 2014.
Gains (losses) on derivatives are principally driven by changes in: (a) interest rates and implied volatility; and (b) the mix and balance of products in our derivative portfolio.
During the three months ended March 31, 2014, we recognized a net loss on derivatives of $2.4 billion. We recognized: (a) fair value losses on our pay-fixed swaps of $3.2 billion primarily driven by a decline in longer-term interest rates; and (b) a net loss of $0.7 billion related to the accrual of periodic settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the coupons of the instruments. These losses were partially offset by net gains on our receive-fixed swaps of $1.4 billion.
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
Investment Securities-Related Activities
Impairments of Available-For-Sale Securities
We recorded net impairments of available-for-sale securities recognized in earnings, which were related to non-agency mortgage-related securities, of $364 million and $43 million during the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, these impairments were primarily driven by an increase in the population of available-for-sale securities in an unrealized loss position that we intend to sell. The majority of the impairments recognized in earnings from securities where our intent to sell changed relate to a non-agency mortgage-related securities settlement where a counterparty agreed to purchase these securities as part of the settlement. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” as well as “NOTE 7: INVESTMENTS IN SECURITIES” and "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers" for additional information.
Other Gains (Losses) on Investment Securities Recognized in Earnings
Other gains (losses) on investment securities recognized in earnings consists of gains (losses) on trading securities and gains (losses) on sales of available-for-sale securities. With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of March 31, 2014.

15	Freddie Mac

We recognized $(7) million and $(377) million related to losses on trading securities during the three months ended March 31, 2014 and 2013, respectively. The losses on trading securities during both periods were primarily due to the movement of securities with unrealized gains towards maturity.
We recognized $773 million and $101 million of gains on sales of available-for-sale securities during the three months ended March 31, 2014 and 2013, respectively. The increase in gains during the three months ended March 31, 2014 resulted from increased sales related to our structuring activity.
Other Income (Loss)
The table below summarizes the significant components of other income.
Table 7 — Other Income (Loss)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements	$4,533	$6
Gains (losses) on mortgage loans	254	9
Recoveries on loans impaired upon purchase(1)	50	74
Guarantee-related income, net(2)	33	90
All other	171	165
Total other income (loss)	$5,041	$344

(1)	Our recoveries principally relate to impaired loans purchased prior to 2010. Consequently, our recoveries on these loans will generally decline over time.

(2)	Most of our guarantee-related income relates to securitized multifamily mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.
Non-Agency Mortgage-Related Securities Settlements
Non-agency mortgage-related securities settlements were $4.5 billion in the first quarter of 2014 compared to $6 million in the first quarter of 2013. We had settlements with five counterparties in the first quarter of 2014, while we had one settlement in the first quarter of 2013. For information on the settlements in 2014, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
Gains (Losses) on Mortgage Loans
In the first quarters of 2014 and 2013, we recognized gains on mortgage loans of $254 million and $9 million, respectively. The substantial majority of these amounts relate to multifamily loans which we designated for securitization and elected to carry at fair value. The gains in the first quarter of 2014 were due to favorable interest rate movements. During the first quarters of 2014 and 2013, we sold $3.9 billion and $5.6 billion, respectively, in UPB of multifamily loans primarily through K Certificate transactions.
All Other
All other income includes income recognized from transactional fees, fees assessed to our servicers for technology use and late fees or other penalties, changes in fair value of STACR debt notes, and other miscellaneous income. All other income was $171 million in the first quarter of 2014 compared to $165 million in the first quarter of 2013. This slight increase was primarily due to: (a) higher compensatory fees assessed in the first quarter of 2014 on servicers that failed to meet our timelines to complete a foreclosure of a loan; partially offset by (b) fair value losses on STACR debt notes during the first quarter of 2014 (which we began issuing during the third quarter of 2013). We elected the fair value option on STACR debt notes, and recorded fair value losses on these notes during the first quarter of 2014 due to an increase in market prices for these notes.
Non-Interest Expense
The table below summarizes the components of non-interest expense.

16	Freddie Mac

Table 8 — Non-Interest Expense

	Three Months Ended March 31,
	2014	2013
	(in millions)
Administrative expenses:
Salaries and employee benefits	$233	$208
Professional services	138	109
Occupancy expense	13	13
Other administrative expense	84	102
Total administrative expenses	468	432
REO operations (income) expense	59	6
Temporary Payroll Tax Cut Continuation Act of 2011 expense	178	93
Other expenses(1)	66	93
Total non-interest expense	$771	$624

(1)	Includes HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses.
Administrative Expenses
Our administrative expenses increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to increases in professional services expense and salaries and employee benefits expense. Professional services expense increased primarily due to expenses associated with FHFA-led lawsuits regarding our investments in certain residential non-agency mortgage-related securities. The increase in salaries and employee benefits expense was mainly due to expenses associated with our terminated pension plan.
REO Operations (Income) Expense
The table below presents the components of our REO operations (income) expense.
Table 9 — REO Operations (Income) Expense

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
REO operations (income) expense:
Single-family:
REO property expenses(1)	$249	$245
Disposition (gains) losses, net(2)	(129)	(159)
Change in holding period allowance, dispositions	(18)	(11)
Change in holding period allowance, inventory(3)	25	23
Recoveries(4)	(68)	(90)
Total single-family REO operations (income) expense	59	8
Multifamily REO operations (income) expense	—	(2)
Total REO operations (income) expense	$59	$6

(1)	Consists of costs incurred to maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.

(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.

(3)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.

(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.
REO operations (income) expense was $59 million in the first quarter of 2014, compared to $6 million in the first quarter of 2013. The increase was primarily due to lower disposition volume, resulting in: (a) lower gains on the disposition of REO properties; and (b) lower recoveries on REO properties.
We believe the volume of our single-family REO acquisitions in recent years has been significantly affected by the lengthening of the foreclosure process and an increased volume of foreclosure alternatives. In the first quarter of 2014, our REO dispositions exceeded REO acquisitions, which led to a decline in the level of our REO property inventory in the period. For more information on our REO activity, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — REO, Net” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — REO Assets.”
Temporary Payroll Tax Cut Continuation Act of 2011 Expense

17	Freddie Mac

Pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, we increased the guarantee fee on single-family residential mortgages sold to us by 10 basis points in April 2012. We pay these fees to Treasury on a quarterly basis and refer to this fee increase as the legislated 10 basis point increase in guarantee fees.
Expenses related to the legislated 10 basis point increase in guarantee fees were $178 million and $93 million during the first quarters of 2014 and 2013, respectively. As of March 31, 2014, loans with an aggregate UPB of $727 billion were subject to these fees, and the cumulative total of the amounts paid and due to Treasury was $818 million. We expect these fees will continue to increase in the future.
Income Tax (Expense) Benefit
For the three months ended March 31, 2014 and 2013, we reported an income tax (expense) benefit of $(1.7) billion and $35 million, respectively. The shift to income tax expense in the 2014 period is primarily due to a higher effective tax rate in the 2014 period, which results from the release of the valuation allowance in the second half of 2013. For 2014, we expect that our effective tax rate will be marginally below the corporate statutory rate, which is currently 35%. See “NOTE 12: INCOME TAXES” for additional information.
Comprehensive Income
Our comprehensive income was $4.5 billion and $7.0 billion for the three months ended March 31, 2014 and 2013, respectively, consisting of: (a) $4.0 billion and $4.6 billion of net income, respectively; and (b) $0.5 billion and $2.4 billion of other comprehensive income, respectively. The other comprehensive income in these periods primarily related to fair value gains on our single-family non-agency mortgage-related available-for-sale securities. Other comprehensive income in both periods also reflects the reversals of: (a) unrealized losses due to the recognition of other-than-temporary impairments in earnings; and (b) unrealized gains and losses related to available-for-sale securities sold during the respective period. The decrease of other comprehensive income was primarily due to lower fair value gains on our non-agency mortgage-related securities as spreads tightened less during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity” for additional information regarding total other comprehensive income.
Segment Earnings
Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.
The financial performance of our Single-family Guarantee segment is measured based on its contribution to GAAP net income (loss). Our Investments segment and Multifamily segment are measured based on each segment's contribution to GAAP comprehensive income (loss), which consists of the sum of its contribution to: (a) GAAP net income (loss); and (b) GAAP total other comprehensive income (loss), net of taxes.
The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. The Investments segment reflects results from three primary activities: (a) managing the company’s mortgage-related investments portfolio, excluding Multifamily segment investments; (b) managing the treasury function, including funding and liquidity, for the overall company; and (c) managing interest-rate risk for the overall company. The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. For more information, see "NOTE 13: SEGMENT REPORTING" in this Form 10-Q and our 2013 Annual Report.
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
In the first quarter of 2014, we revised our inter-segment allocations between the Multifamily and the Investments segments for the Multifamily segment's investment securities and held-for-sale loans. Previously, changes in fair value of these assets attributed to interest rates were transferred to the Investments segment to offset the gains (losses) of the associated derivative instruments used to economically hedge the assets, while the changes in fair value not related to interest rates (i.e., liquidity and credit) remained in the Multifamily segment. Starting in the first quarter of 2014, the Multifamily segment will reflect the entire change in fair value of these assets in its financial results and the Investments segment will transfer the change in fair value of the derivatives associated with the Multifamily segment's investments securities and held-for-sale loans to the

18	Freddie Mac

Multifamily segment. The purpose of this change is to better reflect the operations of the Multifamily segment on a stand-alone basis. Prior period results have been revised to conform with the current period presentation.
See “BUSINESS — Our Business Segments” in our 2013 Annual Report for further information regarding our segments, including the descriptions and activities of our segments, and “NOTE 13: SEGMENT REPORTING” in this Form 10-Q and our 2013 Annual Report for further information regarding the reclassifications and allocations used to present Segment Earnings.
The table below provides information about our various segment mortgage and credit risk portfolios at March 31, 2014 and December 31, 2013. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”
Table 10 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios(1)

	March 31, 2014	December 31, 2013
	(in millions)
Segment mortgage portfolios:
Single-family Guarantee — Managed loan portfolio:(2)
Single-family unsecuritized mortgage loans(3)	$34,825	$37,726
Single-family Freddie Mac mortgage-related securities held by us	153,358	165,247
Single-family Freddie Mac mortgage-related securities held by third parties	1,374,287	1,361,972
Single-family other guarantee commitments(4)	19,784	19,872
Total Single-family Guarantee — Managed loan portfolio	1,582,254	1,584,817
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(5)	82,732	84,411
Freddie Mac mortgage-related securities	153,358	165,247
Non-agency mortgage-related securities	60,973	64,524
Non-Freddie Mac agency mortgage-related securities	15,550	16,889
Total Investments — Mortgage investments portfolio	312,613	331,071
Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage-related securities held by us	2,526	2,787
Multifamily Freddie Mac mortgage-related securities held by third parties	65,762	62,505
Multifamily other guarantee commitments(4)	9,276	9,288
Total Multifamily — Guarantee portfolio	77,564	74,580
Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	31,012	33,056
Multifamily unsecuritized loan portfolio	55,948	59,171
Total Multifamily — Mortgage investments portfolio	86,960	92,227
Total Multifamily portfolio	164,524	166,807
Less: Freddie Mac single-family and certain multifamily securities(6)	(155,884)	(168,034)
Total mortgage portfolio	$1,903,507	$1,914,661
Credit risk portfolios:(7)
Single-family credit guarantee portfolio:(2)
Single-family mortgage loans, on-balance sheet	$1,628,916	$1,630,859
Non-consolidated Freddie Mac mortgage-related securities	6,775	6,961
Other guarantee commitments(4)	19,784	19,872
Less: HFA initiative-related guarantees(8)	(3,752)	(4,051)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates(8)	(513)	(541)
Total single-family credit guarantee portfolio	$1,651,210	$1,653,100
Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet(9)	$56,391	$59,615
Non-consolidated Freddie Mac mortgage-related securities	67,845	64,848
Other guarantee commitments(4)	9,276	9,288
Less: HFA initiative-related guarantees(8)	(875)	(905)
Total multifamily mortgage portfolio	$132,637	$132,846

(1)	Amounts represent UPB.

19	Freddie Mac

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
Segment Earnings — Results
Single-Family Guarantee
The table below presents the Segment Earnings of our Single-family Guarantee segment.
Table 11 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Segment Earnings:
Net interest income	$33	$94
(Provision) benefit for credit losses	(322)	244
Non-interest income:
Management and guarantee income	1,171	1,243
Other non-interest income	200	241
Total non-interest income	1,371	1,484
Non-interest expense:
Administrative expenses	(278)	(241)
REO operations expense	(59)	(8)
Temporary Payroll Tax Cut Continuation Act of 2011 expense(2)	(178)	(93)
Other non-interest expense	(39)	(61)
Total non-interest expense	(554)	(403)
Segment adjustments(3)	(82)	(228)
Segment Earnings before income tax expense	446	1,191
Income tax expense	(133)	(5)
Segment Earnings, net of taxes	313	1,186
Total other comprehensive income, net of taxes	—	11
Total comprehensive income	$313	$1,197
Key metrics:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,654	$1,635
Issuance — Single-family credit guarantees(4)	$53	$136
Fixed-rate products — Percentage of purchases(5)	95%	97%
Liquidation rate — Single-family credit guarantees (annualized)(6)	14%	35%
Average Management and Guarantee Rate (in bps, annualized):(7)
Segment Earnings management and guarantee income(8)	28.3	30.4
Guarantee fee charged on new acquisitions(9)	56.2	49.1
Credit:
Serious delinquency rate, at end of period	2.20%	3.03%
REO inventory, at end of period (number of properties)	43,565	47,968
Single-family credit losses, in bps (annualized)(10)	23.1	49.9
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(11)	$9,863	$9,877
30-year fixed mortgage rate(12)	4.4%	3.6%

20	Freddie Mac

(1)
For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”

(2)	Represents expenses related to the legislated 10 basis point increase in guarantee fees, which was implemented in April 2012. These fees are remitted to Treasury on a quarterly basis.

(3)	For a description of our segment adjustments, see “NOTE 13: SEGMENT REPORTING — Segment Earnings” in our 2013 Annual Report.

(4)	Represents the UPB of loans underlying Freddie Mac mortgage-related securities and other guarantee commitments.

(5)	Excludes Other Guarantee Transactions.

(6)
Represents principal repayments relating to loans underlying Freddie Mac mortgage-related securities and other guarantee commitments, including those related to our removal of seriously delinquent and modified mortgage loans and balloon/reset mortgage loans from PC pools.

(7)	Includes the effect of pricing adjustments that are based on the price performance of our PCs relative to comparable Fannie Mae securities.

(8)
Consists of the contractual management and guarantee fee rate as well as amortization of delivery and other upfront fees (using the original contractual maturity date of the related loans) for the entire single-family credit guarantee portfolio.

(9)
Represents the estimated rate of management and guarantee fees for new acquisitions during the period assuming amortization of delivery fees using the estimated life of the related loans rather than the original contractual maturity date of the related loans.

(10)
Calculated as the amount of single-family credit losses divided by the sum of the average carrying value of our single-family credit guarantee portfolio and the average balance of our single-family HFA initiative-related guarantees.

(11)	Source: Federal Reserve Financial Accounts of the United States of America dated March 6, 2014. The outstanding amount for March 31, 2014 reflects the balance as of December 31, 2013.

(12)
Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Segment Earnings for our Single-family Guarantee segment decreased to $0.3 billion in the first quarter of 2014 compared to $1.2 billion in the first quarter of 2013. The decrease in the first quarter of 2014 was primarily due to: (a) a shift from benefit for credit losses of $0.2 billion in the first quarter of 2013 to provision for credit losses of $(0.3) billion in the first quarter of 2014; and (b) increased income tax expense.
Segment Earnings for the Single-family Guarantee segment is largely driven by management and guarantee fee income and the (provision) benefit for credit losses. The table below provides summary information about the composition of Segment Earnings for this segment, by guarantee and loan origination years, for the first quarters of 2014 and 2013.

21	Freddie Mac

Table 12 — Segment Earnings Composition — Single-Family Guarantee Segment

	Three Months Ended March 31, 2014
	Segment Earnings Management and Guarantee Income(1)		Credit-Related (Expense) Benefit (2)(3)
	Amount	Average Rate(4)	Amount	Average Rate(4)	Net Amount(5)
	(dollars in millions, rates in bps)
Year of origination:(5)
2014	$26	39.0	$ < (1)	(1.2)	$26
2013	302	39.0	(7)	(1.0)	295
2012	179	29.4	(4)	(0.6)	175
2011	67	23.2	(3)	(0.9)	64
2010	61	23.5	(5)	(1.9)	56
2009	56	19.5	(10)	(3.5)	46
Subtotal - New single-family book	691	30.4	(29)	(1.3)	662
HARP and other relief refinance loans(6)	276	32.2	(113)	(12.8)	163
2005-2008 Legacy single-family book	142	20.8	(235)	(36.6)	(93)
Pre-2005 Legacy single-family book	62	19.1	(4)	(1.0)	58
Total	$1,171	28.3	$(381)	(9.1)	$790

Administrative expenses					(278)
Net interest income					33
Other non-interest income (expenses), net					(232)
Segment Earnings, net of taxes					$313

	Three Months Ended March 31, 2013
	Segment Earnings Management and Guarantee Income(1)		Credit-Related (Expense) Benefit (2)
	Amount	Average Rate(4)	Amount	Average Rate(4)	Net Amount(5)
	(dollars in millions, rates in bps)
Year of origination:(5)
2013	$33	28.2	$(1)	(0.6)	$32
2012	233	33.9	(5)	(0.7)	228
2011	151	40.5	(5)	(1.4)	146
2010	135	38.6	(1)	(0.3)	134
2009	136	33.2	(2)	(0.5)	134
Subtotal - New single-family book	688	35.5	(14)	(0.7)	674
HARP and other relief refinance loans(6)	227	30.6	(139)	(17.5)	88
2005-2008 Legacy single-family book	225	23.5	298	34.6	523
Pre-2005 Legacy single-family book	103	22.6	91	18.5	194
Total	$1,243	30.4	$236	5.7	$1,479

Administrative expenses					(241)
Net interest income					94
Other non-interest income (expenses), net					(146)
Segment Earnings, net of taxes					$1,186

(1)
Includes amortization of delivery and other upfront fees based on the original contractual maturity date of the related loans of $0.4 billion and $0.6 billion for the first quarters of 2014 and 2013, respectively. Prior period information has been revised to conform with the current period presentation. See endnote (6) for further information.

(2)
Consists of the aggregate of the Segment Earnings (provision) benefit for credit losses and Segment Earnings REO operations (expense) income. Historical rates of average credit-related (expense) benefit may not be representative of future results. Prior period information has been revised to conform with the current period presentation. See endnote (6) for further information.

(3)
Reflects our settlement agreements with certain sellers in the first quarter of 2014 for release of certain repurchase obligations primarily associated with loans in our Legacy single-family books in exchange for one-time cash payments.

(4)
Calculated as the annualized amount of Segment Earnings management and guarantee income or credit-related (expense) benefit, respectively, divided by the sum of the average carrying values of the single-family credit guarantee portfolio and the average balance of our single-family HFA initiative-related guarantees. Prior period information has been revised to conform with the current period presentation. See endnote (6) for further information.

22	Freddie Mac

(5)
Calculated as Segment Earnings management and guarantee income less credit-related (expense) benefit. Prior period information has been revised to conform with the current period presentation. See endnote (6) for further information.

(6)
Segment Earnings management and guarantee income is presented by year of guarantee origination (except for HARP and other relief refinance loans), whereas credit-related (expense) benefit is presented based on year of loan origination. HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2014). All other refinance loans are presented in the year that the refinancing occurred. Prior period information has been revised to conform with the current period presentation.

We continue to maintain a consistent market presence by providing lenders with a constant source of liquidity for conforming mortgage products. Issuances of our guarantees were $53 billion and $136 billion in the first quarters of 2014 and 2013, respectively, and included a significant amount of refinance mortgages, including HARP and other relief refinance loans. During the first quarter of 2014, refinancings comprised approximately 53% of our single-family purchase and issuance volume, compared with 84% in the first quarter of 2013. Origination volumes in the U.S. residential mortgage market declined significantly during the first quarter of 2014, as compared to the first quarter of 2013, driven by a significant decline in the volume of refinance mortgages. We attribute this decline to higher mortgage interest rates in the 2014 period as compared to the 2013 period. In addition, many borrowers have already refinanced their loans at interest rates that are at or below the current market level.
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
Our New single-family book continues to represent an increasing share of our overall single-family credit guarantee portfolio and comprised 55% of this portfolio as of March 31, 2014. The New single-family book has low delinquency rates and credit losses compared to our 2005-2008 Legacy single-family book. The serious delinquency rate for the New single-family book was 0.24% as of March 31, 2014 and its credit losses were $33 million in the first quarter of 2014, representing 3% of our credit losses. As of March 31, 2014, loans originated after 2008 have, on a cumulative basis, provided management and guarantee income that has exceeded the credit-related and administrative expenses associated with these loans. We expect these loans to continue to be profitable for us over the long term, in aggregate. For more information on the composition of our single-family credit guarantee portfolio, see "Table 28 — Single-Family Credit Guarantee Portfolio Data by Year of Origination."
We executed one STACR debt note transaction during the first quarter of 2014 that transferred a mezzanine credit loss position on certain groups of loans in our New single-family book. The transaction shifts mortgage credit risk from us to private investors. In this transaction, we issued $1.0 billion in UPB of STACR debt notes that provides us with credit protection coverage for $32.3 billion of UPB of loans in the single-family credit guarantee portfolio. We will seek to continue to expand and refine our offerings of credit risk transfer transactions in the future. For more information on our STACR debt note transactions, see "BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Credit Enhancements" in our 2013 Annual Report.
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
Segment Earnings management and guarantee income decreased $72 million in the first quarter of 2014 compared to the first quarter of 2013. This decline was primarily due to decreased amortization of delivery fees resulting from a higher interest rate environment and lower refinancing activity compared to the first quarter of 2013. The average management and guarantee fee we charged for new acquisitions in the first quarter of 2014 was 56.2 basis points, compared to 49.1 basis points in the first quarter of 2013. The guarantee fee we charge on new acquisitions generally consists of a combination of delivery fees as well as a base monthly fee. The average guarantee fee charged on new acquisitions represents our expected guarantee fee rate over the estimated life of the related loans using certain assumptions for prepayments and other liquidations. We seek to issue guarantees with fee terms that we believe are commensurate with the risks assumed and that will, over the long-term: (a) provide management and guarantee fee income that, in aggregate, exceeds our anticipated credit-related and administrative expenses on the single-family credit guarantee portfolio; and (b) provide a return on the capital that would be needed to support the related credit risk.
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

23	Freddie Mac

adversely affected by a significant decrease in demand for K Certificates” in our 2013 Annual Report for additional information.
In December 2013, FHFA announced a number of increases to our guarantee fee rates. In January 2014, FHFA announced that it was delaying the implementation of these changes.
The UPB of the single-family credit guarantee portfolio was $1.7 trillion at both March 31, 2014 and December 31, 2013. We expect the UPB of our single-family credit guarantee portfolio will be relatively unchanged at the end of 2014 compared to the end of 2013. Our purchase activity in the first quarter of 2014 declined to $49.2 billion in UPB compared to $131.9 billion in UPB during the first quarter of 2013. We expect the reduced purchase volume to continue in the remainder of 2014. However, the expected decline in purchase volume is expected to be offset by a decline in prepayments resulting from higher mortgage interest rates.
The annualized liquidation rate on our single-family credit guarantees was approximately 14% and 35% for the first quarters of 2014 and 2013, respectively. This decline was primarily due to the higher interest rate environment and lower refinancing activity in the first quarter of 2014.
Segment Earnings (provision) benefit for credit losses for the Single-family Guarantee segment was $(322) million and $244 million in the first quarters of 2014 and 2013, respectively. The Segment Earnings provision for credit losses in the first quarter of 2014 reflects incurred losses associated with newly delinquent loans that were partially offset by moderate home price growth. The Segment Earnings benefit for credit losses in the first quarter of 2013 reflects a more significant increase in home prices that was partially offset by incurred losses associated with newly delinquent loans. Assuming that all other factors remain the same, an increase in home prices can reduce the likelihood that loans will default and may also reduce the amount of credit losses on the loans that do default. Our (provision) benefit for credit losses in the first quarter of 2014 also reflects $0.3 billion of benefit related to settlement agreements with certain sellers for the release of repurchase obligations in exchange for one-time cash payments, primarily associated with our Legacy single-family books. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS - Seller/Servicers” for more information about these agreements.
The serious delinquency rate on our single-family credit guarantee portfolio was 2.20% and 2.39% at March 31, 2014 and December 31, 2013, respectively. Charge-offs, net of recoveries, associated with single-family loans were $ 0.9 billion and $2.1 billion in the first quarters of 2014 and 2013, respectively. Our recoveries in the first quarters of 2014 and 2013 included approximately $0.4 billion and $0.3 billion, respectively, related to repurchase requests from our seller/servicers (including amounts related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments). Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio and HFA initiative-related guarantees were 23.1 basis points and 49.9 basis points for the first quarters of 2014 and 2013, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, serious delinquency rates, charge-offs, REO assets and non-accrual loans.
Expenses related to the legislated 10 basis point increase in guarantee fees were $178 million and $93 million during the first quarters of 2014 and 2013, respectively, and we recognized a similar amount of associated management and guarantee income in each period. As of March 31, 2014, loans with an aggregate UPB of $727 billion were subject to these fees, and the cumulative total of the amounts paid and due to Treasury was $818 million.
REO operations expense for the Single-family Guarantee segment was $59 million and $8 million in the first quarters of 2014 and 2013, respectively. The increase was primarily due to lower disposition volume, resulting in: (a) lower gains on the disposition of REO properties; and (b) lower recoveries on REO properties.
Our single-family REO inventory (measured in number of properties) declined 8% from December 31, 2013 to March 31, 2014, primarily due to lower foreclosure activity as a result of our loss mitigation efforts and a declining amount of delinquent loans. Although there was an improvement in REO disposition severity during the first quarter of 2014, the REO disposition severity ratios on sales of our REO inventory remain high as compared to periods before 2008. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — REO Assets” for additional information about our REO activity.

24	Freddie Mac

Investments
The table below presents the Segment Earnings of our Investments segment.
Table 13 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Segment Earnings:
Net interest income	$836	$1,030
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	(215)	8
Derivative gains (losses)	(1,488)	559
Gains (losses) on trading securities	(55)	(378)
Other non-interest income	5,637	757
Total non-interest income (loss)	3,879	946
Non-interest expense:
Administrative expenses	(124)	(112)
Other non-interest expense	(4)	—
Total non-interest expense	(128)	(112)
Segment adjustments(2)	151	289
Segment Earnings before income tax (expense) benefit	4,738	2,153
Income tax (expense) benefit	(1,436)	267
Segment Earnings, net of taxes	3,302	2,420
Total other comprehensive income, net of taxes	479	2,374
Comprehensive income	$3,781	$4,794
Key metrics:
Portfolio balances:
Average balances of interest-earning assets:(3)
Mortgage-related securities(4)	$248,228	$285,996
Non-mortgage-related investments(5)	72,030	86,338
Single-family unsecuritized loans(6)	83,770	91,389
Total average balances of interest-earning assets	$404,028	$463,723
Return:
Net interest yield — Segment Earnings basis (annualized)	0.83%	0.89%

(1)
In the first quarter of 2014, we revised our inter-segment allocations between the Multifamily and the Investments segments for the Multifamily segment's investment securities and held-for-sale loans. Prior period results have been revised to conform with the current period presentation. For additional information about this change and the reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Segment Earnings" and "— Table 13.2 — Segment Earnings and Reconciliation to GAAP Results,” respectively.

(2)	For a description of our segment adjustments, see “NOTE 13: SEGMENT REPORTING — Segment Earnings” in our 2013 Annual Report.

(3)	We calculate average balances based on amortized cost.

(4)	Includes our investments in single-family PCs and certain Other Guarantee Transactions, which are consolidated under GAAP on our consolidated balance sheets.

(5)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.

(6)	Excludes unsecuritized seriously delinquent single-family mortgage loans.
Segment Earnings for our Investments segment increased by $0.9 billion to $3.3 billion in the three months ended March 31, 2014 compared to $2.4 billion in the three months ended March 31, 2013, primarily due to increases in other non-interest income from settlements associated with our investments in certain non-agency mortgage-related securities during the three months ended March 31, 2014, partially offset by derivative losses recorded during the three months ended March 31, 2014 compared to derivative gains recorded during the three months ended March 31, 2013. Comprehensive income for our Investments segment decreased by $1.0 billion to $3.8 billion in the three months ended March 31, 2014 compared to $4.8 billion in the three months ended March 31, 2013, primarily due to lower other comprehensive income as a result of lower fair value gains on our non-agency mortgage-related securities.
During the three months ended March 31, 2014, the UPB of the Investments segment mortgage investments portfolio decreased at an annualized rate of 22%. We held $168.9 billion and $182.1 billion of agency securities, $61.0 billion and $64.5 billion of non-agency mortgage-related securities, and $82.7 billion and $84.4 billion of single-family unsecuritized mortgage loans at March 31, 2014 and December 31, 2013, respectively. The decline in UPB of agency securities is due mainly to liquidations, sales of PCs, and sales related to our structuring activity, where we generally sell a portion of the newly

25	Freddie Mac

structured asset. The decline in UPB of non-agency mortgage-related securities is due mainly to the receipt of principal repayments from both the recoveries from liquidated loans and voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities, and sales. The decline in the UPB of single-family unsecuritized mortgage loans is primarily related to prepayments of mortgage loans held and the securitization of mortgage loans that we had purchased for cash, and includes the securitization of reperforming loans and modified loans, partially offset by the addition of newly performing loans from the Single-family Guarantee segment. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” and “— Mortgage Loans” for additional information regarding our mortgage-related securities and mortgage loans.
Segment Earnings net interest income decreased by $194 million and Segment Earnings net interest yield decreased by six basis points during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The primary driver of the decreases was the negative impact of the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations.
Segment Earnings non-interest income was $3.9 billion in the three months ended March 31, 2014 compared to $0.9 billion in the three months ended March 31, 2013. The improvement was primarily due to settlements associated with our investments in certain non-agency mortgage-related securities, partially offset by derivative losses recorded during the three months ended March 31, 2014 compared to derivative gains recorded during the three months ended March 31, 2013.
We recorded derivative gains (losses) for this segment of $(1.5) billion during the three months ended March 31, 2014 compared to $0.6 billion during the three months ended March 31, 2013. The losses were primarily due to a decrease in longer-term interest rates during the three months ended March 31, 2014 compared to an increase in longer-term interest rates during the three months ended March 31, 2013, coupled with a change in the mix of our derivatives. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.
Net impairment of available-for-sale securities recognized in earnings in our Investments segment was an expense of $215 million during the three months ended March 31, 2014 compared to a benefit of $8 million during the three months ended March 31, 2013. During the three months ended March 31, 2014, these impairments were primarily driven by an increase in the population of available-for-sale securities in an unrealized loss position that we intend to sell. The majority of the impairments recognized in earnings from securities where our intent to sell changed relate to a non-agency mortgage-related securities settlement where a counterparty agreed to purchase these securities as part of the settlement. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” as well as “NOTE 7: INVESTMENTS IN SECURITIES” and "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers" for additional information.
We recorded gains (losses) on trading securities of $(55) million during the three months ended March 31, 2014 compared to $(378) million during the three months ended March 31, 2013. The losses on trading securities during both periods were primarily due to the movement of securities with unrealized gains towards maturity. The losses on trading securities during the three months ended March 31, 2014 were partially offset by an increase in fair value of our trading securities as a result of the decrease in interest rates during the period.
We recorded other non-interest income for this segment of $5.6 billion during the three months ended March 31, 2014 compared to $757 million during the three months ended March 31, 2013. The increase in other non-interest income primarily resulted from: (a) settlements associated with our investments in certain non-agency mortgage-related securities; and (b) increased gains on sales of available-for-sale securities resulting from sales primarily related to our structuring activity. For information on the settlement agreements, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
Our Investments segment’s other comprehensive income was $479 million during the three months ended March 31, 2014 compared to $2.4 billion during the three months ended March 31, 2013. The decrease in other comprehensive income was primarily due to lower fair value gains on our non-agency mortgage-related securities as spreads tightened less during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
For a discussion of items that have affected our Investments segment net interest income over time, and can be expected to continue to do so, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” in our 2013 Annual Report.

26	Freddie Mac

Multifamily
The table below presents the Segment Earnings of our Multifamily segment.
Table 14 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Segment Earnings:
Net interest income	$215	$303
Benefit for credit losses	19	34
Non-interest income:
Management and guarantee income	58	46
Net impairment of available-for-sale securities recognized in earnings	—	(11)
Gains on mortgage loans	254	9
Derivative gains (losses)	85	830
Other non-interest income	39	100
Total non-interest income	436	974
Non-interest expense:
Administrative expenses	(66)	(79)
REO operations income (expense)	—	2
Other non-interest expense	(5)	(5)
Total non-interest expense	(71)	(82)
Segment Earnings before income tax expense	599	1,229
Income tax expense	(181)	(226)
Segment Earnings, net of taxes	418	1,003
Total other comprehensive income, net of taxes	—	5
Total comprehensive income	$418	$1,008
Key metrics:
Balances and Volume:
Average balance of Multifamily unsecuritized loan portfolio	$58,116	$76,136
Average balance of Multifamily guarantee portfolio	$76,524	$54,585
Average balance of Multifamily investment securities portfolio	$31,894	$50,641
Multifamily new business activity	$3,006	$6,044
Multifamily units financed from new business activity	51,419	86,582
Multifamily K Certificate transactions — guaranteed portion	$3,270	$4,770
Multifamily K Certificate transactions — unguaranteed portion(2)	$609	$788
Yield and Rate:
Net interest yield — Segment Earnings basis (annualized)	0.95%	0.95%
Average Management and guarantee fee rate, in bps (annualized):(3)
K Certificate guarantees	20.1	19.3
All other guarantees	75.6	74.0
Total	30.4	33.4
Credit:
Delinquency rate:
Credit-enhanced loans, at period end	0.07%	0.34%
Non-credit-enhanced loans, at period end	0.02%	0.04%
Total delinquency rate, at period end(4)	0.04%	0.16%
Allowance for loan losses and reserve for guarantee losses, at period end	$132	$340
Credit losses, in bps (annualized)(5)	—	4.5
REO inventory, at net carrying value	$26	$77
REO inventory, at period end (number of properties)	2	6

(1)
In the first quarter of 2014, we revised our inter-segment allocations between the Multifamily and the Investments segments for the Multifamily segment's investment securities and held-for-sale loans. Prior period results have been revised to conform with the current period presentation. For additional information about this change and the reconciliations of Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Segment Earnings" and "Table 13.2 — Segment Earnings and Reconciliation to GAAP Results,” respectively.

(2)	Represents subordinated securities (i.e., CMBS), which are not issued or guaranteed by us.

27	Freddie Mac

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

Both Segment Earnings and comprehensive income for our Multifamily segment were $0.4 billion in the first quarter of 2014, compared to $1.0 billion in the first quarter of 2013. Comprehensive income decreased mainly due to lower gains on CMBS securities from less favorable spread movements in the first quarter of 2014, which resulted in decreased fair value gains of $0.3 billion in the first quarter of 2014 compared to the first quarter of 2013.
In the first quarter of 2014, we continued to provide liquidity to the multifamily market and support affordable rental housing by acquiring and securitizing multifamily mortgages. Our multifamily new business activity declined to $3.0 billion in the first quarter of 2014 compared to $6.0 billion for the first quarter of 2013 as a result of increased competition from other market participants in the private sector.
We sold $3.9 billion in UPB of multifamily loans in the first quarter of 2014, primarily through K Certificate transactions, compared to $5.6 billion in the first quarter of 2013. The UPB of the total multifamily portfolio declined to $164.5 billion as of March 31, 2014 from $166.8 billion as of December 31, 2013 primarily due to declines in our multifamily mortgage investments portfolio. This decline was partially offset by an increase in our multifamily guarantee portfolio resulting from our issuance of K Certificates.
Segment Earnings net interest income decreased to $215 million in the first quarter of 2014 compared to $303 million in the first quarter of 2013 primarily due to lower average balances of the multifamily loan and investment securities portfolios.
Segment Earnings non-interest income decreased to $436 million in the first quarter of 2014 compared to $974 million in the first quarter of 2013. This decrease was primarily due to lower gains on derivatives used to hedge investment securities resulting from a decline in longer-term interest rates in the first quarter of 2014 versus an increase in longer-term interest rates in the first quarter of 2013. In addition, lower average balances of the multifamily loan and investment portfolios resulted in lower derivative balances. Derivative gains (losses) for the Multifamily segment are offset by fair value changes of the corresponding assets that the derivatives hedge. The fair value changes of these hedged assets are included in gains on mortgage loans, other non-interest income and total other comprehensive income. As a result, there is no net impact on total comprehensive income for the Multifamily segment from interest rate-related derivatives.
Segment Earnings management and guarantee income increased to $58 million in the first quarter of 2014 compared to $46 million in the first quarter of 2013. The increase in the first quarter of 2014 was primarily due to the higher average balance of the multifamily guarantee portfolio, which was primarily due to increased issuances of K Certificates. However, the average total management and guarantee fee rate on our multifamily guarantee portfolio declined to 30.4 basis points in the first quarter of 2014 from 33.4 basis points in the first quarter of 2013. The decline primarily reflects the increased issuances of guaranteed K Certificates during recent periods, which have lower fees than our other multifamily guarantee activities as a result of our limited credit risk exposure due to the use of subordination.
Segment Earnings benefit for credit losses was $19 million and $34 million in the first quarters of 2014 and 2013, respectively. The recognition of a benefit for credit losses was primarily due to continued improvement in the expected performance of the underlying loans.
As a result of our prudent underwriting standards and practices, and the continued positive multifamily market fundamentals, the credit quality of the multifamily mortgage portfolio remains strong. Multifamily credit losses as a percentage of the combined average balance of our multifamily loan and guarantee portfolios were 0.0 basis points and 4.5 basis points in the first quarters of 2014 and 2013, respectively, and our delinquency rate of 0.04% as of March 31, 2014 continues to be among the industry's lowest. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for further information about the credit performance of our multifamily mortgage portfolio.
CONSOLIDATED BALANCE SHEETS ANALYSIS
The following discussion of our consolidated balance sheets should be read in conjunction with our consolidated financial statements, including the accompanying notes. Also, see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2013 Annual Report for information concerning certain significant accounting policies and estimates applied in determining our reported financial position.
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

28	Freddie Mac

sold trades are not insured. Securities purchased under agreements to resell principally consist of short-term contractual agreements such as reverse repurchase agreements involving Treasury and agency securities.
The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which consisted primarily of restricted cash and cash equivalents and securities purchased under agreements to resell at March 31, 2014. These short-term assets related to our consolidated VIEs decreased by $1.8 billion from December 31, 2013 to March 31, 2014 primarily due to a decrease in the level of refinancing activity.
Excluding amounts related to our consolidated VIEs, we held $10.6 billion and $11.3 billion of cash and cash equivalents (including non-interest bearing deposits of $2.5 billion and $7.2 billion at the Federal Reserve Bank of New York), no federal funds sold, and $24.5 billion and $59.2 billion of securities purchased under agreements to resell at March 31, 2014 and December 31, 2013, respectively. The decrease in these liquid assets at March 31, 2014 compared to December 31, 2013 was due in part to the raising of the U.S. statutory debt limit, thus abating concerns that the U.S. would exhaust its borrowing authority.
Excluding amounts related to our consolidated VIEs, we held on average $16.6 billion of cash and cash equivalents and $38.9 billion of federal funds sold and securities purchased under agreements to resell during the three months ended March 31, 2014.
For information regarding our liquidity management practices and policies, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES” in our 2013 Annual Report.
Investments in Securities
The table below provides detail regarding the fair value of our investments in securities as of March 31, 2014 and December 31, 2013. The table does not include our holdings of single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 10 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”
Table 15 — Investments in Securities

	March 31, 2014	December 31, 2013
	(in millions)
Investments in securities:
Available-for-sale:
Mortgage-related securities:
Freddie Mac (1)	$35,165	$40,659
Fannie Mae	10,139	10,797
Ginnie Mae	160	167
CMBS	28,616	30,338
Subprime	26,540	27,499
Option ARM	6,439	6,574
Alt-A and other	7,606	8,706
Obligations of states and political subdivisions	3,276	3,495
Manufactured housing	676	684
Total available-for-sale mortgage-related securities	118,617	128,919
Total investments in available-for-sale securities	118,617	128,919
Trading:
Mortgage-related securities:
Freddie Mac (1)	14,340	9,349
Fannie Mae	6,452	7,180
Ginnie Mae	92	98
Other	124	141
Total trading mortgage-related securities	21,008	16,768
Non-mortgage-related securities:
Treasury bills	4,574	2,254
Treasury notes	4,405	4,382
Total trading non-mortgage-related securities	8,979	6,636
Total investments in trading securities	29,987	23,404
Total investments in securities	$148,604	$152,323

(1)	For information on the types of instruments that are included, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2013 Annual Report.
Non-Mortgage-Related Securities

29	Freddie Mac

Our investments in non-mortgage-related securities provide an additional source of liquidity. We held investments in non-mortgage-related securities with a fair value of $9.0 billion and $6.6 billion as of March 31, 2014 and December 31, 2013, respectively. While our investments in non-mortgage-related securities increased at March 31, 2014 compared to December 31, 2013, our other liquid assets decreased. For more information on liquid assets, see "Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell."
Mortgage-Related Securities
Our investments in mortgage-related securities consist of securities issued by Fannie Mae, Ginnie Mae, and other financial institutions. We also invest in our own mortgage-related securities. When we purchase certain REMICs and Other Structured Securities and certain Other Guarantee Transactions that we have issued, we account for these securities as investments in debt securities as we are investing in the debt securities of a non-consolidated entity. We do not consolidate our resecuritization trusts unless we are deemed to be the primary beneficiary of such trusts. We are subject to the credit risk associated with the mortgage loans underlying our Freddie Mac mortgage-related securities. Mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions are recognized on our consolidated balance sheets as held-for-investment mortgage loans, at amortized cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2013 Annual Report for further information.
The table below provides the UPB of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets. The table below does not include our holdings of our own single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 10 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”
Table 16 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	March 31, 2014			December 31, 2013
	Fixed Rate	Variable Rate(1)	Total	Fixed Rate	Variable Rate(1)	Total
	(in millions)
Freddie Mac mortgage-related securities:
Single-family	$38,180	$4,056	$42,236	$38,472	$4,401	$42,873
Multifamily	1,033	1,493	2,526	1,318	1,469	2,787
Total Freddie Mac mortgage-related securities	39,213	5,549	44,762	39,790	5,870	45,660
Non-Freddie Mac mortgage-related securities:
Agency securities:(2)
Fannie Mae:
Single-family	6,310	9,023	15,333	7,240	9,421	16,661
Multifamily	3	—	3	3	—	3
Ginnie Mae:
Single-family	142	75	217	150	78	228
Multifamily	15	—	15	15	—	15
Total Non-Freddie Mac agency securities	6,470	9,098	15,568	7,408	9,499	16,907
Non-agency mortgage-related securities:
Single-family:(3)
Subprime	114	37,848	37,962	116	39,583	39,699
Option ARM	—	10,197	10,197	—	10,426	10,426
Alt-A and other	1,311	8,347	9,658	1,417	9,594	11,011
CMBS	12,770	14,835	27,605	13,069	16,254	29,323
Obligations of states and political subdivisions(4)	3,245	14	3,259	3,524	14	3,538
Manufactured housing	563	197	760	577	201	778
Total non-agency mortgage-related securities(5)	18,003	71,438	89,441	18,703	76,072	94,775
Total UPB of mortgage-related securities	$63,686	$86,085	149,771	$65,901	$91,441	157,342
Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(13,241)			(14,036)
Net unrealized gains (losses) on mortgage-related securities, pre-tax			3,095			2,381
Total carrying value of mortgage-related securities			$139,625			$145,687

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

(3)	For information about how these securities are rated, see ‘‘Table 22 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.’’

30	Freddie Mac

(4)
Consists of housing revenue bonds. Approximately 29% and 28% of these securities held at March 31, 2014 and December 31, 2013, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

(5)
Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 16% of total non-agency mortgage-related securities held at both March 31, 2014 and December 31, 2013 were AAA-rated as of those dates, based on the UPB and the lowest rating available.

The table below provides the UPB and fair value of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets.
Table 17 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	March 31, 2014		December 31, 2013
	UPB	Fair Value	UPB	Fair Value
	(in millions)
Agency pass-through securities(1)	$11,843	$12,705	$12,951	$13,867
Other agency securities:
Interest-only securities(2)	—	1,995	—	1,966
Principal-only securities(3)	2,750	2,267	2,724	2,252
Inverse floating-rate securities(4)	1,488	2,147	1,594	2,280
Other Structured Securities(5)	44,249	47,234	45,298	47,885
Total agency securities	60,330	66,348	62,567	68,250
Non-agency securities(6)	89,441	73,277	94,775	77,437
Total mortgage-related securities	$149,771	$139,625	$157,342	$145,687

(1)	Represents an undivided beneficial interest in trusts that hold pools of mortgages.

(2)	Represents securities where the holder receives only the interest cash flows.

(3)	Represents securities where the holder receives only the principal cash flows.

(4)
Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e., higher cash flows when reference rates are low and lower cash flows when reference rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.

(5)	Includes REMICs and Other Structured Securities. See “GLOSSARY” for more information on these securities.

(6)	Includes fair values of $2 million of interest-only securities at both March 31, 2014 and December 31, 2013.
The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $157.3 billion at December 31, 2013 to $149.8 billion at March 31, 2014, while the fair value of these investments decreased from $145.7 billion at December 31, 2013 to $139.6 billion at March 31, 2014. The reduction in UPB of agency mortgage-related securities primarily resulted from liquidations and sales primarily related to our structuring activity. The reduction in non-agency mortgage-related securities is due to the receipt of principal repayments from both the recoveries from liquidated loans and voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities, and sales, consistent with our efforts to reduce the size of our mortgage-related investments portfolio, as described in “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
The table below summarizes our mortgage-related securities purchase activity for the three months ended March 31, 2014 and 2013.
Table 18 — Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	$241	$—
Variable-rate	—	50
Total non-Freddie Mac mortgage-related securities purchased as investments in securities	$241	$50
Freddie Mac mortgage-related securities purchased:
Single-family:
Fixed-rate	$20,993	$18,426
Variable-rate	255	175
Total Freddie Mac mortgage-related securities purchased	$21,248	$18,601
Mortgage-related securities purchased for Other Guarantee Transactions(2)	$3,270	$4,770

(1)	Based on UPB.

(2)	Primarily consists of purchases of mortgage-related securities backed by Freddie Mac underwritten loans for the subsequent issuances of multifamily K Certificates.

31	Freddie Mac

The purchases of Freddie Mac mortgage-related securities that we made during the three months ended March 31, 2014, as reflected in the table above, primarily consisted of purchases of single-family PCs related to our investment activities. Our purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.
Unrealized Losses on Available-For-Sale Mortgage-Related Securities
At March 31, 2014, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $2.8 billion compared to $3.9 billion at December 31, 2013. The decrease was largely the result of fair value gains related to our investments in single-family non-agency mortgage-related securities primarily due to the impact of spread tightening and the movement of these securities with unrealized losses towards maturity. We believe the unrealized losses related to these securities at March 31, 2014 were mainly attributable to poor underlying collateral performance, limited liquidity and risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.
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

32	Freddie Mac

Table 19 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans and Certain Related Credit Statistics(1)

	As of
	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
	(dollars in millions)
UPB:
Subprime	$37,958	$39,694	$40,779	$41,909	$43,313
Option ARM	10,197	10,426	10,755	11,190	11,617
Alt-A(2)	7,904	9,147	9,866	11,118	12,243
Gross unrealized losses, pre-tax:(3)
Subprime	$2,037	$2,780	$4,667	$5,282	$6,086
Option ARM	381	381	619	635	1,226
Alt-A(2)	83	135	304	579	781
Present value of expected future credit losses:(4)
Subprime	$6,024	$6,400	$3,676	$4,151	$6,302
Option ARM	1,651	1,802	1,683	2,094	2,896
Alt-A (2)	1,084	1,165	1,149	1,338	1,450
Collateral delinquency rate:(5)
Subprime	34%	35%	35%	36%	38%
Option ARM	31	32	33	34	36
Alt-A(2)	22	22	22	22	22
Average credit enhancement:(6)
Subprime	7%	9%	10%	11%	13%
Option ARM	(1)	—	—	1	2
Alt-A(2)	(1)	—	1	3	4
Cumulative collateral loss:(7)
Subprime	31%	30%	30%	29%	27%
Option ARM	24	24	24	23	22
Alt-A(2)	15	13	13	12	11

(1)
See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities. Commencing in the first quarter of 2014, disclosures regarding non-agency mortgage-related securities backed by subprime loans includes those backed exclusively by subprime second lien loans. Prior period results have been revised to conform with the current period presentation. The book and fair values of our mortgage-related securities and the information in this table were not affected by the settlement amounts we received in 2013 and 2014 related to our investments in certain non-agency mortgage-related securities. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”

(2)	Excludes non-agency mortgage-related securities backed by other loans, which primarily consist of securities backed by home equity lines of credit.

(3)	Represents the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.

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

(5)	Determined based on the number of loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.

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

(7)
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

For purposes of our cumulative credit deterioration analysis, our estimate of the present value of expected future credit losses on our available-for-sale non-agency mortgage-related securities decreased to $8.9 billion at March 31, 2014 from $9.7 billion at December 31, 2013. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decrease in the present value of expected future credit losses was primarily driven by: (a) the impact of a decline in longer-term interest rates in the first quarter of 2014 resulting in a benefit from expected structural credit enhancements on the securities; (b) sales of non-agency mortgage-related securities; and (c) realized cash shortfalls.

33	Freddie Mac

The investments in non-agency mortgage-related securities we hold backed by subprime, option ARM, and Alt-A loans were generally structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in the aggregate. During the three months ended March 31, 2014, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying collateral, such that as of March 31, 2014, on an average basis, the structural credit enhancements on our securities backed by option ARM and certain Alt-A loans have been more than fully depleted. We have also determined that there is substantial uncertainty surrounding certain bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. For more information, see "Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities." For more information on bond insurance coverage, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”
Since the beginning of 2007, we have incurred actual principal cash shortfalls of $3.9 billion on impaired available-for-sale non-agency mortgage-related securities, including $126 million related to the three months ended March 31, 2014. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures.
The table below provides principal repayment and cash shortfall information for our investments in non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans. Principal cash shortfalls are presented net of amounts received related to insurance recoveries.
Table 20 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans(1)

	Three Months Ended
	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
	(in millions)
Principal repayments and cash shortfalls:(2)
Subprime:
Principal repayments	$889	$1,021	$1,048	$1,087	$1,065
Principal cash shortfalls	(4)	8	35	15	14
Option ARM:
Principal repayments	$142	$192	$226	$239	$217
Principal cash shortfalls	88	100	161	188	178
Alt-A and other:
Principal repayments	$247	$324	$418	$418	$385
Principal cash shortfalls	41	43	51	74	84

(1)
See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities. The book and fair values of our mortgage-related securities and the information in this table were not affected by the settlement amounts we received in 2013 and 2014 related to our investments in certain non-agency mortgage-related securities. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”

(2)
In addition to the contractual interest payments, we receive principal repayments from both the recoveries from liquidated loans and voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

We and FHFA, as Conservator, are involved in various efforts to mitigate or recover our losses as an investor with respect to certain of the non-agency mortgage-related securities we hold. For more information regarding settlements related to these efforts, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Agency and Non-Agency Mortgage-Related Security Issuers.”
Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities
The table below provides information about the mortgage-related securities for which we recognized other-than-temporary impairments in earnings, consisting entirely of non-agency mortgage-related securities.

34	Freddie Mac

Table 21 — Net Impairment of Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Net Impairment of Available-For-Sale Securities Recognized in Earnings
	Three Months Ended
	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
	(in millions)
Subprime:
2006 & 2007	$300	$1,141	$4	$12	$27
Other years	22	26	41	1	6
Total subprime	322	1,167	45	13	33
Option ARM:
2006 & 2007	1	26	1	4	—
Other years	15	15	11	1	—
Total option ARM	16	41	12	5	—
Alt-A:
2006 & 2007	21	4	1	1	—
Other years	3	54	64	24	—
Total Alt-A	24	58	65	25	—
Other loans	2	30	1	—	—
Total subprime, option ARM, Alt-A and other loans	364	1,296	123	43	33
CMBS	—	1	3	—	10
Manufactured housing	—	—	—	1	—
Total available-for-sale mortgage-related securities	$364	$1,297	$126	$44	$43

We recorded net impairment of available-for-sale securities recognized in earnings of $364 million and $43 million during the three months ended March 31, 2014 and 2013, respectively.
We review our investments in available-for-sale securities that are in an unrealized loss position to determine which securities, if any, we intend to sell, given market conditions and other information as of the balance sheet date. For any available-for-sale security for which we concluded we had the intent to sell as of March 31, 2014, we recorded the unrealized loss as a net impairment of available-for-sale securities recognized in earnings. The intent to sell population is determined using management judgment based on a variety of factors, including economics and other considerations and, in the case of single-family non-agency mortgage-related securities, whether such securities are subject to FHFA-led lawsuits or other loss mitigation measures. During the three months ended March 31, 2014, we recorded net impairment of available-for-sale securities recognized in earnings of $328 million due to an increase in the population of available-for-sale securities in an unrealized loss position that we intend to sell. We recorded the remaining impairments because our estimate of the present value of expected future credit losses on certain individual available-for-sale securities increased during the period. The securities that we have the intent to sell are based on our current operational plans, models and strategies, and for the three months ended March 31, 2014 include certain securities related to a non-agency mortgage-related securities settlement. If there is a change in our operational plans, models or strategies, it could change the population of securities we intend to sell and thereby have a potentially significant impact on earnings. For more information, see "CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Investment Securities-Related Activities," as well as “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities” in our 2013 Annual Report.
While it is reasonably possible that collateral losses on our available-for-sale securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at March 31, 2014. Based on our conclusion that we do not intend to sell our remaining available-for-sale securities that are in an unrealized loss position (other than those securities noted above) and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at March 31, 2014 and have recorded these unrealized losses in AOCI.
The credit performance of loans underlying our holdings of non-agency mortgage-related securities has declined since 2007 and, although it has stabilized in recent periods, it remains weak. This decline has been particularly severe for subprime, option ARM, and Alt-A and other loans. Our investments in non-agency mortgage-related securities have at times been negatively affected by high unemployment, a large inventory of seriously delinquent mortgage loans and unsold homes, tight credit conditions, and weak consumer confidence. In addition, the loans which serve as collateral for the securities we hold have significantly greater concentrations in the states that have undergone the greatest economic stress during the housing crisis that began in 2006, such as California and Florida.

35	Freddie Mac

Our assessments concerning other-than-temporary impairment require significant judgment and the use of models, and are subject to potentially significant change as conditions evolve. In addition, changes in the performance of the individual securities and in mortgage market conditions may also affect our impairment assessments. Given the uncertainty of the housing and economic environment, it is difficult to estimate the future performance of mortgage loans and mortgage-related securities with high assurance, and actual results could differ materially from our expectations. Furthermore, various market participants could arrive at materially different conclusions regarding estimates of future principal cash shortfalls. For more information on the factors that may affect our impairment assessments, see "MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Higher Risk Components of Our Investments in Mortgage-Related Securities — Other-Than Temporary Impairments on Available-For-Sale Mortgage-Related Securities" in our 2013 Annual Report.
For more information on risks associated with the use of models, see “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties” in our 2013 Annual Report.
Ratings of Non-Agency Mortgage-Related Securities
The table below shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at March 31, 2014 based on their ratings as of March 31, 2014, as well as those held at December 31, 2013 based on their ratings as of December 31, 2013. Ratings presented represent the lower of S&P, Fitch and Moody's credit ratings, with Fitch and Moody's stated in terms of the S&P equivalent.

36	Freddie Mac

Table 22 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

Credit Ratings as of March 31, 2014	UPB	Percentage of UPB	Amortized Cost	Gross Unrealized Losses	Bond Insurance Coverage(1)
	(dollars in millions)
Subprime loans:
AAA-rated	$59	—%	$57	$—	$2
Other investment grade	1,667	4	1,595	(19)	350
Below investment grade(2)	36,236	96	26,375	(2,018)	1,230
Total	$37,962	100%	$28,027	$(2,037)	$1,582
Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	21	—	20	—	15
Below investment grade(2)	10,176	100	6,498	(381)	7
Total	$10,197	100%	$6,518	$(381)	$22
Alt-A and other loans:
AAA-rated	$13	—%	$12	$—	$6
Other investment grade	477	5	444	(2)	156
Below investment grade(2)	9,168	95	6,704	(85)	1,561
Total	$9,658	100%	$7,160	$(87)	$1,723
CMBS:
AAA-rated	$13,095	47%	$13,106	$—	$41
Other investment grade	12,289	45	12,242	(66)	1,650
Below investment grade(2)	2,221	8	2,211	(149)	1,554
Total	$27,605	100%	$27,559	$(215)	$3,245
Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$13,167	15%	$13,175	$—	$49
Other investment grade	14,454	17	14,301	(87)	2,171
Below investment grade(2)	57,801	68	41,788	(2,633)	4,352
Total	$85,422	100%	$69,264	$(2,720)	$6,572
Total investments in mortgage-related securities	$149,771
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	57%

Credit Ratings as of December 31, 2013
Subprime loans:
AAA-rated	$88	—%	$85	$(1)	$2
Other investment grade	1,829	5	1,758	(31)	355
Below investment grade(2)	37,782	95	28,054	(2,748)	1,315
Total	$39,699	100%	$29,897	$(2,780)	$1,672
Option ARM loans:
AAA-rated	$—	—%	$—	$—	$—
Other investment grade	24	—	23	(1)	17
Below investment grade(2)	10,402	100	6,594	(380)	8
Total	$10,426	100%	$6,617	$(381)	$25
Alt-A and other loans:
AAA-rated	$26	—%	$25	$—	$5
Other investment grade	564	5	527	(7)	210
Below investment grade(2)	10,421	95	7,772	(135)	1,613
Total	$11,011	100%	$8,324	$(142)	$1,828
CMBS:
AAA-rated	$14,286	49%	$14,299	$—	$41
Other investment grade	12,786	43	12,740	(131)	1,653
Below investment grade(2)	2,251	8	2,239	(206)	1,557
Total	$29,323	100%	$29,278	$(337)	$3,251
Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$14,400	16%	$14,409	$(1)	$48
Other investment grade	15,203	17	15,048	(170)	2,235
Below investment grade(2)	60,856	67	44,659	(3,469)	4,493
Total	$90,459	100%	$74,116	$(3,640)	$6,776
Total investments in mortgage-related securities	$157,342
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	57%

37	Freddie Mac

(1)	Represents the amount of UPB covered by bond insurance. This amount does not represent the maximum amount of losses we could recover, as the bond insurance also covers interest.

(2)	Includes securities with S&P equivalent credit ratings below BBB– and certain securities that are no longer rated.
Mortgage Loans
The UPB of mortgage loans on our consolidated balance sheets was $1.7 trillion at both March 31, 2014 and December 31, 2013. Most of the loans on our consolidated balance sheets are securitized (e.g., held in PC trusts). The unsecuritized loans on our consolidated balance sheets generally consist of loans held for investment purposes, loans that are awaiting securitization, or delinquent or modified loans that we removed from PC trusts. In April 2014, we received FHFA's approval for a pilot transaction to sell certain seriously delinquent unsecuritized single-family loans held on our consolidated balance sheet.
Based on the amount of the recorded investment of single-family loans on our consolidated balance sheets, approximately $38.0 billion, or 2.3%, of these loans were seriously delinquent or in foreclosure as of March 31, 2014, compared to $41.5 billion, or 2.5%, as of December 31, 2013. The majority of these loans are unsecuritized and were removed by us from our PC trusts. As guarantor, we have the right to remove mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: IMPAIRED LOANS” for more information on our removal of single-family loans from PC trusts.
The UPB of unsecuritized single-family mortgage loans declined by $4.5 billion to $117.6 billion at March 31, 2014 from $122.1 billion at December 31, 2013, primarily due to: (a) loan prepayments, foreclosure transfers, and foreclosure alternative activities; and (b) securitization of loans through our PC cash auction process, net of related purchases. This decline was partially offset by our removal of seriously delinquent single-family loans from PC trusts. As of March 31, 2014 and December 31, 2013, the balance of unsecuritized single-family mortgage loans included $80.1 billion and $78.0 billion, respectively, in UPB of mortgage loans classified as TDRs that were no longer seriously delinquent.
The UPB of unsecuritized multifamily mortgage loans was $55.9 billion at March 31, 2014 and $59.2 billion at December 31, 2013. This decline was primarily due to principal repayments as well as our securitization of loans through K Certificates, which exceeded new purchases of loans for securitization.
We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. We also maintain a reserve for guarantee losses that is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments for which we have incremental credit risk. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $24.1 billion and $24.7 billion at March 31, 2014 and December 31, 2013, respectively, including $24.0 billion and $24.6 billion, respectively, related to single-family loans. At both March 31, 2014 and December 31, 2013, our allowance for loan losses, as a percentage of mortgage loans, held-for-investment, on our consolidated balance sheets was 1.4%. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information on seriously delinquent single-family loans as well as further detail about the mortgage loans and associated allowance for loan losses recorded on our consolidated balance sheets.
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

38	Freddie Mac

Table 23 — Mortgage Loan Purchases and Other Guarantee Commitment Issuances(1)

	Three Months Ended March 31,
	2014		2013
	Amount	% of Total	Amount	% of Total
	(dollars in millions)
Mortgage loan purchases and guarantee issuances:
Single-family:
30-year or more amortizing fixed-rate	$36,355	69%	$88,574	64%
20-year amortizing fixed-rate	1,854	4	6,929	5
15-year amortizing fixed-rate	8,456	16	32,126	24
Adjustable-rate(2)	2,471	5	4,179	3
FHA/VA and other governmental	36	<1	76	<1
Total single-family(3)	49,172	94	131,884	96
Multifamily:
10-year(4)	752	2	3,820	3
7-year(4)	1,587	3	1,871	1
Other(5)	667	1	353	<1
Total multifamily	3,006	6	6,044	4
Total mortgage loan purchases and other guarantee commitment issuances	$52,178	100%	$137,928	100%
Percentage of mortgage purchases and other guarantee commitment issuances with credit enhancements(6)	21%		13%

(1)	Amount is the principal amount of the loans. Excludes the removal of seriously delinquent loans and balloon/reset mortgages from PC trusts.

(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7-, and 10-year initial fixed-rate periods. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007.

(3)
Includes $3.5 billion and $10.0 billion of conforming jumbo loan purchases and $0.1 billion and $0.2 billion of conforming jumbo loans underlying other guarantee commitment issuances for the first quarters of 2014 and 2013, respectively. Includes issuances of other guarantee commitments on single-family loans of $0.5 billion and $2.2 billion during the first quarters of 2014 and 2013, respectively.

(4)	Represents original maturity of the loan. Includes interest-only and amortizing loans that may either be fixed or adjustable-rate.

(5)	Includes other guarantee commitments on multifamily loans and multifamily mortgage loans with original maturities other than 10 years and 7 years.

(6)
Excludes credit enhancement coverage occurring subsequent to our purchase or guarantee, such as through STACR debt notes or other risk transfer transactions (e.g., K Certificate transactions). See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our multifamily mortgage and single-family credit guarantee portfolios.

Our single-family purchase activity declined in the first quarter of 2014 compared to the first quarter of 2013. We expect this trend to continue in the remainder of 2014 driven by a decline in refinancing volume. During the first quarter of 2014, refinancings comprised approximately 53% of our single-family purchase and issuance volume, compared with 84% in the first quarter of 2013. We attribute this decline to higher mortgage interest rates in the 2014 period as compared to the 2013 period. In addition, many borrowers have already refinanced their loans at interest rates that are at or below the current market level.
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
The table below shows the fair value for each derivative type, the weighted average fixed rate of our pay-fixed and receive-fixed swaps, and the maturity profile of our derivative positions reconciled to the amounts presented on our consolidated balance sheets as of March 31, 2014. A positive fair value in the table below for each derivative type is the estimated amount, prior to netting where allowable, that we would be entitled to receive at that date if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting where allowable, that we would owe at that date if the derivatives of that type were terminated.

39	Freddie Mac

Table 24 — Derivative Fair Values and Maturities

	March 31, 2014
	Notional or Contractual Amount(2)		Fair Value(1)
		Total Fair Value	Less than 1 Year	1 to 3 Years	Greater than 3 and up to 5 Years	In Excess of 5 Years
	(dollars in millions)
Interest-rate swaps:
Receive-fixed:
Swaps	$226,851	$2,972	$105	$1,285	$445	$1,137
Weighted average fixed rate(3)			1.43%	1.21%	1.52%	2.96%
Forward-starting swaps(4)	22,685	239	—	—	31	208
Weighted average fixed rate(3)			—%	—%	1.77%	3.20%
Total receive-fixed	249,536	3,211	105	1,285	476	1,345
Basis (floating to floating)	300	3	—	3	—	—
Pay-fixed:
Swaps	218,724	(7,627)	(200)	(1,400)	(2,339)	(3,688)
Weighted average fixed rate(3)			2.31%	2.04%	3.22%	3.21%
Forward-starting swaps(4)	8,520	(545)	—	—	1	(546)
Weighted average fixed rate(3)			—%	—%	1.32%	3.84%
Total pay-fixed	227,244	(8,172)	(200)	(1,400)	(2,338)	(4,234)
Total interest-rate swaps	477,080	(4,958)	(95)	(112)	(1,862)	(2,889)
Option-based:
Call swaptions
Purchased	39,790	2,910	1,789	168	572	381
Written	3,500	(208)	(168)	(40)	—	—
Put swaptions
Purchased	49,320	695	255	224	45	171
Other option-based derivatives(5)	21,662	985	—	—	—	985
Total option-based	114,272	4,382	1,876	352	617	1,537
Futures	70,234	—	—	—	—	—
Commitments	23,563	20	20	—	—	—
Swap guarantee derivatives	3,412	(29)	(1)	(1)	(2)	(25)
Subtotal	688,561	(585)	$1,800	$239	$(1,247)	$(1,377)
Credit derivatives	5,192	(9)
Subtotal	693,753	(594)
Derivative interest receivable (payable), net		(671)
Derivative cash collateral (held) posted, net		2,309
Total	$693,753	$1,044

(1)	Fair value is categorized by maturity based on the period from March 31, 2014 until the contractual maturity of the derivative.

(2)
Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.

(3)	Represents the notional weighted average rate for the fixed leg of the swaps.

(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to eleven years as of March 31, 2014.

(5)	Primarily includes purchased interest-rate caps and floors.
At March 31, 2014, the net fair value of our total derivative portfolio was $1.0 billion compared to $883 million at December 31, 2013. See “NOTE 9: DERIVATIVES” for the notional or contractual amounts and related fair values of our total derivative portfolio by product type at March 31, 2014 and December 31, 2013, as well as “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged” for information about derivative collateral held and posted.
See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

40	Freddie Mac

REO, Net
We acquire properties, which are recorded as REO assets on our consolidated balance sheets, typically as a result of borrower defaults (and subsequent foreclosures) on mortgage loans that we own or guarantee. The balance of our REO, net, declined to $4.3 billion at March 31, 2014 from $4.6 billion at December 31, 2013 as dispositions exceeded acquisitions. The volume of our single-family REO acquisitions has been significantly affected by: (a) the length of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying properties to transition to REO; and (b) the volume of our foreclosure alternatives, which result in fewer loans proceeding to foreclosures, and thus fewer properties transitioning to REO. We expect that the length of the foreclosure process will continue to remain above historical levels and may increase further. Additionally, we expect our REO dispositions to remain at elevated levels in the near term, as we have a large REO inventory. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — REO Assets” for additional information about our REO activity.
Deferred Tax Assets and Liabilities
We had a net deferred tax asset of $20.7 billion and $22.7 billion as of March 31, 2014 and December 31, 2013, respectively.
We determined that a valuation allowance against our net deferred tax asset was not necessary at March 31, 2014. See "NOTE 12: INCOME TAXES" in our 2013 Annual Report for additional information.
Other Assets
Other assets consist of accounts and other receivables, the guarantee asset related to non-consolidated trusts and other guarantee commitments, and other miscellaneous assets. Other assets increased to $10.9 billion as of March 31, 2014 from $8.5 billion as of December 31, 2013 primarily due to an increase in receivables related to non-agency mortgage-related securities settlements recognized during the three months ended March 31, 2014. For more information on other assets, see “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS.”
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

The table below presents the UPB for Freddie Mac-issued mortgage-related securities by the underlying mortgage product type.

41	Freddie Mac

Table 25 — Freddie Mac Mortgage-Related Securities(1)

	March 31, 2014			December 31, 2013
	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total
	(in millions)
PCs and Other Structured Securities:
Single-family:
30-year or more amortizing fixed-rate	$1,046,614	$—	$1,046,614	$1,040,602	$—	$1,040,602
20-year amortizing fixed-rate	80,665	—	80,665	81,214	—	81,214
15-year amortizing fixed-rate	288,226	—	288,226	291,347	—	291,347
Adjustable-rate(2)	66,379	—	66,379	66,250	—	66,250
Interest-only(3)	27,577	—	27,577	29,083	—	29,083
FHA/VA and other governmental	3,343	—	3,343	3,366	—	3,366
Total single-family	1,512,804	—	1,512,804	1,511,862	—	1,511,862
Multifamily	—	4,756	4,756	—	4,778	4,778
Total single-family and multifamily	1,512,804	4,756	1,517,560	1,511,862	4,778	1,516,640
Other Guarantee Transactions:
Non-HFA bonds:
Single-family(4)	8,066	3,003	11,069	8,396	3,079	11,475
Multifamily	443	62,350	62,793	444	59,326	59,770
Total Non-HFA bonds	8,509	65,353	73,862	8,840	62,405	71,245
HFA Initiative Bonds:(5)
Single-family	—	3,259	3,259	—	3,341	3,341
Multifamily	—	739	739	—	744	744
Total HFA Initiative Bonds	—	3,998	3,998	—	4,085	4,085
Total Other Guarantee Transactions	8,509	69,351	77,860	8,840	66,490	75,330
REMICs and Other Structured Securities backed by Ginnie Mae certificates(6)	—	513	513	—	541	541
Total Freddie Mac Mortgage-Related Securities	$1,521,313	$74,620	$1,595,933	$1,520,702	$71,809	$1,592,511
Less: Repurchased Freddie Mac Mortgage-Related Securities(7)	(110,224)			(121,246)
Total UPB of debt securities of consolidated trusts held by third parties	$1,411,089			$1,399,456

(1)	Amounts represent the UPB of the securities.

(2)
Includes $0.8 billion and $0.9 billion in UPB of option ARM mortgage loans as of March 31, 2014 and December 31, 2013, respectively. See endnote (4) for additional information on option ARM loans that back our Other Guarantee Transactions.

(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.

(4)
Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $5.4 billion and $5.5 billion in UPB of securities backed by option ARM mortgage loans at March 31, 2014 and December 31, 2013, respectively.

(5)	Consists of bonds we acquired and resecuritized under the NIBP.

(6)	Backed by FHA/VA loans.

(7)
Represents the UPB of repurchased Freddie Mac mortgage-related securities that are consolidated on our balance sheets and includes certain remittance amounts associated with our security trust administration that are payable to third-party mortgage-related security holders. Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 16 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 94% at both March 31, 2014 and December 31, 2013. The UPB of multifamily Other Guarantee Transactions, excluding HFA initiative-related bonds, increased to $62.8 billion as of March 31, 2014 from $59.8 billion as of December 31, 2013, due to K Certificate issuances.
The table below shows issuances and extinguishments of the debt securities of our consolidated trusts during the three months ended March 31, 2014 and 2013, as well as the UPB of consolidated trusts held by third parties.

42	Freddie Mac

Table 26 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Beginning balance of debt securities of consolidated trusts held by third parties	$1,399,456	$1,387,259
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more amortizing fixed-rate	38,573	89,769
20-year amortizing fixed-rate	1,911	7,221
15-year amortizing fixed-rate	8,840	32,324
Adjustable-rate	2,673	4,161
FHA/VA	56	—
Debt securities of consolidated trusts retained by us at issuance(2)	(4,060)	(12,599)
Net issuances of debt securities of consolidated trusts	47,993	120,876
Reissuances of debt securities of consolidated trusts previously held by us(3)	18,730	12,514
Total issuances to third parties of debt securities of consolidated trusts	66,723	133,390
Extinguishments, net(4)	(55,090)	(129,141)
Ending balance of debt securities of consolidated trusts held by third parties	$1,411,089	$1,391,508

(1)	Based on UPB.

(2)	Represents the UPB of mortgage loans that we had purchased for cash, subsequently securitized, and retained in our mortgage-related investments portfolio.

(3)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.

(4)
Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of March 31, 2014 and 2013.

Total issuances to third parties of debt securities of consolidated trusts and extinguishments, net decreased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to a decrease in refinance activity resulting from higher mortgage interest rates in the 2014 period compared to the 2013 period.
Other Liabilities
Other liabilities consist of servicer liabilities, the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities increased to $7.9 billion as of March 31, 2014 from $5.5 billion as of December 31, 2013 primarily due to the purchase of non-mortgage-related securities classified as trading that had not settled by the balance sheet date. See “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.
Total Equity
The table below presents the changes in total equity and certain capital-related disclosures.
Table 27 — Changes in Total Equity

	Three Months Ended
	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
	(in millions)
Beginning balance	$12,835	$33,436	$7,357	$9,971	$8,827
Net income	4,020	8,613	30,486	4,988	4,581
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	427	970	(127)	(717)	2,280
Changes in unrealized gains (losses) related to cash flow hedge relationships(1)	52	66	76	84	90
Changes in defined benefit plans	—	186	2	2	20
Comprehensive income	4,499	9,835	30,437	4,357	6,971
Capital draw funded by Treasury	—	—	—	—	—
Senior preferred stock dividends declared	(10,435)	(30,436)	(4,357)	(6,971)	(5,827)
Other	—	—	(1)	—	—
Total equity/Net worth	$6,899	$12,835	$33,436	$7,357	$9,971
Aggregate draws under the Purchase Agreement (as of period end)(2)	$71,336	$71,336	$71,336	$71,336	$71,336
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$81,780	$71,345	$40,909	$36,552	$29,581

43	Freddie Mac

(1)	Represents the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.

(2)
Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference.

At March 31, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the first quarter of 2014. We paid cash dividends to Treasury of $10.4 billion during the three months ended March 31, 2014. Based on our Net Worth Amount at March 31, 2014 and the 2014 Capital Reserve Amount of $2.4 billion, our dividend obligation to Treasury in June 2014 will be $4.5 billion.
Our available-for-sale securities net unrealized gains (losses) recorded in AOCI was $1.4 billion and $1.0 billion at March 31, 2014 and December 31, 2013, respectively. This $0.4 billion improvement in AOCI was primarily due to fair value gains resulting from a decrease in longer-term interest rates coupled with the impact of spread tightening on our non-agency mortgage-related securities and the movement of these securities with unrealized losses towards maturity.
RISK MANAGEMENT
Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risk; (b) interest-rate and other market risks; and (c) operational risk. See “RISK FACTORS” in our 2013 Annual Report for additional information regarding these and other risks. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in this Form 10-Q and in our 2013 Annual Report for information about our interest rate and other market risks.
Credit Risk
We are subject primarily to two types of credit risk: (a) mortgage credit risk; and (b) institutional credit risk. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or guarantee. Institutional credit risk is the risk that a counterparty that has entered into a business contract or arrangement with us will fail to meet its obligations to us.
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
We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage eligibility and underwriting standards, and the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using a number of critical risk characteristics. For more information on the underwriting process, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Underwriting Requirements and Quality Control Standards” in our 2013 Annual Report.
The table below presents certain credit information about loans in our single-family credit guarantee portfolio by year of origination as of March 31, 2014 and for the three months ended March 31, 2014.

44	Freddie Mac

Table 28 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	March 31, 2014						Three Months Ended March 31, 2014
	Percent of Portfolio	Average Credit Score(2)	Original LTV Ratio	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate(5)	Percent of Credit Losses
Year of Origination
2014	1%	747	75%	75%	—%	—%	—%
2013	17	754	71	68	—	0.01	—
2012	16	761	69	60	—	0.05	<1
2011	7	756	69	58	—	0.20	<1
2010	7	754	69	59	—	0.40	1
2009	7	751	69	62	1	0.87	2
Subtotal - New single-family book	55	756	70	63	—	0.24	3
HARP and other relief refinance loans(6)	21	735	89	80	20	0.65	8
2005-2008 Legacy single-family book	15	703	75	86	28	8.25	77
Pre-2005 Legacy single-family book	9	710	73	49	2	3.16	12
Total	100%	739	75	69	9	2.20	100%

(1)
Based on the year of origination (except for HARP and other relief refinance loans) for loans remaining in the portfolio at March 31, 2014, which totaled $1.7 trillion, rather than all loans originally guaranteed by us and originated in the respective year.

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

(6)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2014). All other refinance loans are presented in the year that the refinancing occurred.

Improvement in home prices in many areas of the U.S. during the first quarter of 2014 generally led to improved current LTV ratios of the loans in our portfolio as of March 31, 2014. Loans with current LTV ratios greater than 100% comprised 9% and 10%, of our single-family credit guarantee portfolio, based on UPB at March 31, 2014 and December 31, 2013, respectively, and comprised approximately 53% and 77% of our credit losses recognized in the first quarters of 2014 and 2013, respectively. For the loans in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 80%, the borrowers had a weighted average credit score at origination of 722 at both March 31, 2014 and December 31, 2013.
As of March 31, 2014, 8.2% of the total number of single-family loans we purchased or guaranteed that were originated in 2005 to 2008 had been foreclosed or completed a short sale transaction resulting in a loss (before consideration of recoveries). In addition, approximately 8.3% of loans originated in those years that remained in our single-family credit guarantee portfolio as of March 31, 2014 were seriously delinquent. Many of the loans from those years have been modified, as shown in “Table 36 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio.” The gradual reduction of our 2005-2008 Legacy single-family book has positively impacted the payment performance of our single-family credit guarantee portfolio. However, the rate at which the reduction of our 2005-2008 Legacy single-family book is occurring has been slowed by a decline in mortgage refinancings and a lengthy foreclosure process in many states.
Characteristics of the Single-Family Credit Guarantee Portfolio
The average UPB of loans in our single-family credit guarantee portfolio was approximately $155,000 at both March 31, 2014 and December 31, 2013. We purchased or issued other guarantee commitments for approximately 244,000 and 636,000 single-family loans totaling $49.2 billion and $131.9 billion of UPB during the first quarters of 2014 and 2013, respectively. Our single-family credit guarantee portfolio consists of first-lien mortgage loans predominately secured by the borrower’s primary residence. Approximately 95% of the single-family mortgages we purchased or guaranteed in the first quarter of 2014 were fixed-rate amortizing mortgages, based on UPB, and the remainder were ARM mortgage loans. Approximately 53% of the single-family mortgages we purchased or guaranteed in the first quarter of 2014 were refinance mortgages, including approximately 18% that were relief refinance mortgages, based on UPB.
The credit quality of the single-family loans in our New single-family book is significantly better than that of our 2005-2008 Legacy single-family book, as measured by original LTV ratios, FICO scores, the proportion of loans underwritten with full documentation, as well as delinquency rates and credit losses. In the first quarter of 2014, our New single-family book increased, and the proportion of loans originated prior to 2009 declined. However, in recent periods, as refinancing volumes have declined, the composition of our loan purchase activity has been shifting to a higher proportion of purchase-type loans and

45	Freddie Mac

our sellers have sold us this type of loan with generally higher original LTV ratios and lower credit scores, in aggregate, than the purchase-type loans sold to us during 2010 through 2012.
The percentage of home purchase loans in our loan acquisition volume increased and refinance loan activity declined during the first quarter of 2014 compared to the first quarter of 2013. During the first quarters of 2014 and 2013, we purchased or guaranteed more than 140,000 and 539,000, respectively, of single-family loans that were refinance mortgages, totaling $26.2 billion and $111.3 billion in UPB, respectively. Our purchases of refinance mortgages have declined for the last four consecutive quarters, which we believe was primarily a result of higher mortgage interest rates. In addition, many borrowers have already refinanced their loans at interest rates that are at or below the current market level. At both March 31, 2014 and December 31, 2013, there were approximately 10.7 million loans in our single-family credit guarantee portfolio, including 2.1 million and 2.0 million relief refinance mortgages, respectively.
The tables below provide additional characteristics of single-family mortgage loans purchased during the first quarters of 2014 and 2013, and of our single-family credit guarantee portfolio at March 31, 2014 and December 31, 2013.
Table 29 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio(1)

	Percent of Purchases During the Three Months Ended March 31,
	2014			2013
	Relief Refi	All Other	Total	Relief Refi	All Other	Total
Original LTV Ratio Range
60% and below	3%	14%	17%	4%	22%	26%
Above 60% to 70%	2	11	13	2	13	15
Above 70% to 80%	3	37	40	3	30	33
Above 80% to 100%	6	20	26	7	10	17
Above 100% to 125%	3	—	3	5	<1	5
Above 125%	1	—	1	4	—	4
Total	18%	82%	100%	25%	75%	100%
Weighted average original LTV ratio	86%	75%	77%	93%	68%	74%
Credit Score(2)
740 and above	6%	51%	57%	13%	56%	69%
700 to 739	4	19	23	5	13	18
660 to 699	4	9	13	4	5	9
620 to 659	2	3	5	2	1	3
Less than 620	2	—	2	1	<1	1
Total	18%	82%	100%	25%	75%	100%
Weighted average credit score:
Total mortgages	711	747	740	731	760	753

	Percent of Purchases During the Three Months Ended March 31,
	2014	2013
Loan Purpose
Purchase	47%	16%
Cash-out refinance	16	16
Other refinance(3)	37	68
Total	100%	100%
Property Type
Detached/townhome(4)	92%	94%
Condo/Co-op	8	6
Total	100%	100%
Occupancy Type
Primary residence	87%	89%
Second/vacation home	4	4
Investment	9	7
Total	100%	100%

(1)	Percentages are based on the UPB of the single-family credit guarantee portfolio.

(2)
Credit score data is based on FICO scores, which are ranked on a scale of approximately 300 to 850 points. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and do not reflect any changes in the borrowers' credit history after that date.

46	Freddie Mac

(3)
Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.

(4)	Includes manufactured housing and homes within planned unit development communities.
Table 30 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Portfolio Balance at(2)
	March 31, 2014	December 31, 2013
Original LTV Ratio Range
60% and below	22%	22%
Above 60% to 70%	15	15
Above 70% to 80%	38	38
Above 80% to 100%	19	19
Above 100%	6	6
Total	100%	100%
Weighted average original LTV ratio	75%	75%
Estimated Current LTV Ratio Range(3)
60% and below	35%	33%
Above 60% to 70%	18	18
Above 70% to 80%	19	20
Above 80% to 90%	12	12
Above 90% to 100%	7	7
Above 100% to 120%	6	6
Above 120%	3	4
Total	100%	100%
Weighted average estimated current LTV ratio:
Relief refinance mortgages(4)	79%	81%
All other mortgages	66	66
Total mortgages	69	69
Credit Score(5)
740 and above	58%	58%
700 to 739	21	20
660 to 699	12	13
620 to 659	6	6
Less than 620	3	3
Not available	<1	<1
Total	100%	100%
Weighted average credit score:
Relief refinance mortgages(4)	735	735
All other mortgages	741	740
Total mortgages	739	739
Loan Purpose
Purchase	27%	26%
Cash-out refinance	22	22
Other refinance(6)	51	52
Total	100%	100%
Property Type
Detached/townhome(7)	93%	93%
Condo/Co-op	7	7
Total	100%	100%
Occupancy Type
Primary residence	90%	90%
Second/vacation home	4	4
Investment	6	6
Total	100%	100%

(1)
Ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $1 billion at both March 31, 2014 and December 31, 2013 are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.

(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.

47	Freddie Mac

(3)
The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time.

(4)	Relief refinance mortgages of all LTV ratios comprised approximately 21% of our single-family credit guarantee portfolio by UPB as of both March 31, 2014 and December 31, 2013.

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
High LTV Ratios
An increase in the estimated current LTV ratio of a loan indicates that the borrower’s equity in the home has declined, and can negatively affect the borrower’s ability to refinance (outside of HARP) or sell the property for an amount at or above the balance of the outstanding mortgage loan. Based on our historical experience, there is an increase in borrower default risk and in severity of losses as LTV ratios increase. Due to our participation in HARP, we purchase a significant number of loans that have LTV ratios over 100%. HARP loans with LTV ratios over 100% represented 4% and 9% of our single-family mortgage purchases in the first quarters of 2014 and 2013, respectively. The percentage of mortgages in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was 9% and 10% at March 31, 2014 and December 31, 2013, respectively, and the serious delinquency rate for these loans was 9.31% and 9.94%, respectively. The portion of our single-family credit guarantee portfolio with current LTV ratios greater than 100% declined during the first quarter of 2014 primarily due to foreclosures, short sales, and improving home prices in certain geographical areas during the period.
Mortgages with Second Liens
The presence of a second lien can increase the risk that a borrower will default. A second lien reduces the borrower’s equity in the home, and has a negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first mortgage and second lien. As of both March 31, 2014 and December 31, 2013, based on data collected by us at loan delivery, approximately 14% of the loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first mortgage. As of March 31, 2014 and December 31, 2013, we estimate that these loans comprised 18% and 17% of our seriously delinquent loans based on UPB, respectively. Borrowers are free to obtain second-lien financing after origination and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages.
Attribute Combinations
Certain combinations of loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $12.9 billion and $12.8 billion at March 31, 2014 and December 31, 2013, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. We continue to purchase certain of these loans if they are covered by credit enhancements for the UPB in excess of 80% or if they are HARP loans. Certain mortgage product types, including interest-only or option ARM loans, have features that may also add to credit risk. See “Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about certain attribute combinations of our single-family mortgage loans.
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

48	Freddie Mac

Interest-Only Loans
Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only loans represented approximately 2% of the UPB of our single-family credit guarantee portfolio at both March 31, 2014 and December 31, 2013. We discontinued purchasing such loans on September 1, 2010. The balance of these loans has declined significantly in recent years as many of these borrowers have repaid their loans, completed foreclosure transfers or foreclosure alternatives, refinanced or received loan modifications into an amortizing loan product (and thus these loans are no longer classified as interest-only loans).
Option ARM Loans
Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. At both March 31, 2014 and December 31, 2013, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $5.4 billion and $5.5 billion of option ARM securities underlying certain of our Other Guarantee Transactions at March 31, 2014 and December 31, 2013, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation within this Form 10-Q and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. For reporting purposes, loans within the option ARM category continue to be presented in that category following a modification of the loan, even though the modified loan no longer provides for optional payment provisions. As of March 31, 2014 and December 31, 2013, approximately 11.4% and 11.0%, respectively, of the option ARM loans within our single-family credit guarantee portfolio had been modified. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Conforming Jumbo Loans
For loans originated after September 30, 2011, conforming jumbo loans on a one-family residence have UPB at origination that is greater than $417,000 and up to $625,500 in certain “high-cost” areas. We purchased or guaranteed $3.6 billion and $10.2 billion of conforming jumbo loans during the first quarters of 2014 and 2013, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of March 31, 2014 and December 31, 2013 was $70.8 billion and $69.0 billion, respectively, and comprised 4% of the portfolio at both March 31, 2014 and December 31, 2013. The average size of these loans was approximately $515,000 and $518,000 at March 31, 2014 and December 31, 2013, respectively. See “BUSINESS — Our Business” in our 2013 Annual Report for further information on the conforming loan limits.
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
Subprime Loans
Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information). In addition, we estimate that approximately $1.8 billion of security collateral underlying our Other Guarantee Transactions at both March 31, 2014 and December 31, 2013 were identified as subprime based on information provided to us when we entered into these transactions.
We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At March 31, 2014 and December 31, 2013, we held $38.0 billion and $39.7 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. Approximately 4% and 5% of these securities were investment grade at March 31, 2014 and December 31, 2013, respectively. The credit performance of loans underlying these securities deteriorated significantly since 2008. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Alt-A Loans
Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a

49	Freddie Mac

combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $54.6 billion as of March 31, 2014 from $56.9 billion as of December 31, 2013 primarily due to refinancing into other mortgage products, foreclosure transfers, and other liquidation events. For reporting purposes, loans within the Alt-A category continue to be reported in that category following a modification of the loan, even though the borrower may have provided full documentation of assets and income before completing the modification. As of March 31, 2014 and December 31, 2013, approximately 17.2% and 16.3%, respectively, of the Alt-A loans within our single-family credit guarantee portfolio had completed a modification. As of March 31, 2014, for Alt-A loans in our single-family credit guarantee portfolio, the average FICO score at origination was 710. Alt-A mortgage loans comprised approximately 3% of our single-family credit guarantee portfolio as of March 31, 2014. Although Alt-A mortgage loans have comprised a significant portion of our credit losses in recent periods, we did not experience significant credit losses (net of recoveries) from such loans during the first quarter of 2014.
Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009, we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to March 31, 2014, we have purchased approximately $29.7 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $0.9 billion in the first quarter of 2014.
We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At March 31, 2014 and December 31, 2013, we held investments of $9.7 billion and $11.0 billion in UPB, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans. Approximately 5% of these securities were categorized as investment grade at both March 31, 2014 and December 31, 2013. The credit performance of loans underlying these securities deteriorated significantly since 2008. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
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

50	Freddie Mac

Table 31 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of March 31, 2014
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$363.9	92%	8.2%	4.88%
Categories (individual characteristics):
Alt-A	54.6	86	17.2	9.66
Interest-only(5)	32.8	91	0.2	11.55
Option ARM(6)	6.2	84	11.4	11.67
Original LTV ratio greater than 90%, non-HARP mortgages	105.7	90	10.2	5.05
Original LTV ratio greater than 90%, HARP mortgages	155.2	101	0.5	0.99
Lower FICO scores at origination (less than 620)(7)	47.3	82	17.8	9.29

	As of December 31, 2013
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$364.5	94%	8.1%	5.31%
Categories (individual characteristics):
Alt-A	56.9	87	16.3	10.06
Interest-only(5)	34.7	93	0.2	12.51
Option ARM(6)	6.4	86	11.0	12.30
Original LTV ratio greater than 90%, non-HARP mortgages	103.4	91	10.1	5.66
Original LTV ratio greater than 90%, HARP mortgages	154.3	103	0.5	0.97
Lower FICO scores at origination (less than 620)(7)	47.8	83	17.4	9.99

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan.

(2)	See endnote (3) to “Table 30 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.

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

(7)	See endnote (2) to “Table 29 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio” for information on our presentation of FICO scores.
A significant portion of the loans in the higher-risk categories presented in the table above are included in our 2005-2008 Legacy single-family book. We have fully discontinued purchases of Alt-A (effective March 1, 2009), interest-only (effective September 1, 2010), and option ARM (since 2007) loans. The UPB of loans with one or more of these higher-risk characteristics in our single-family credit guarantee portfolio was nearly unchanged during the first quarter of 2014. We continue to purchase non-HARP mortgage loans with original LTV ratios greater than 90% if they are covered by credit enhancements for the UPB in excess of 80%. We also continue to purchase single-family loans with FICO scores below 620 in limited amounts if they meet our underwriting standards.
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
At March 31, 2014 and December 31, 2013, our credit-enhanced mortgages (including those covered by recent risk transfer transactions) represented 19% and 17%, respectively, of our single-family credit guarantee portfolio, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative, based on UPB. Our financial guarantees backed by Ginnie Mae Certificates and HFA bonds under the HFA initiative are excluded because we consider the

51	Freddie Mac

incremental credit risk to which we are exposed to be insignificant. In recent years, the percentage of our single-family loan purchases with credit enhancement coverage has been affected by high volumes of refinance activity. Refinance loans (other than HARP loans) typically have lower LTV ratios than home purchase loans, and are more likely to have an LTV ratio below 80% and not require credit protection as specified in our charter. Under HARP, we allow eligible borrowers who have mortgages with current LTV ratios over 80% to refinance their mortgages without obtaining new mortgage insurance in excess of the insurance coverage, if any, that was already in place.
We recognized recoveries from credit enhancements (excluding recoveries that represent reimbursements for our expenses, such as REO operations expenses) of $174 million and $398 million that reduced our charge-offs of single-family loans during the first quarters of 2014 and 2013, respectively. Recoveries of charge-offs declined primarily due to lower foreclosures and foreclosure alternative volume in 2014. Substantially all of these amounts represent recoveries associated with our primary mortgage insurance policies. We recognized recoveries from credit enhancements of $44 million and $37 million during the first quarters of 2014 and 2013, respectively, as part of REO operations income (expenses).
We executed one risk transfer transaction during the first quarter of 2014 that transferred a mezzanine credit loss position on certain groups of loans in our New single-family book. This transaction shifts mortgage credit risk from us to private investors. In this transaction, we issued $1.0 billion in UPB of STACR debt notes that provide us with credit protection coverage for $32.3 billion of UPB of loans in the single-family credit guarantee portfolio. We are exposed to the first $97 million of calculated losses associated with the reference pool of mortgage loans in this transaction and a portion of credit events thereafter. The UPB of the STACR debt notes held by third parties represents the maximum amount of credit protection that is available to us from such third parties through the transaction.
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
Our seller/servicers have an active role in our loss mitigation efforts. A decline in their performance could affect the overall quality of our credit performance (including by missing opportunities for mortgage modifications), which could have significant effects on our ability to mitigate credit losses. The risk of such a decline in performance remains high. In recent periods, we have facilitated the transfer of servicing for certain groups of loans that were delinquent or at risk of default to servicers that we believe have capabilities and resources necessary to improve the loss mitigation associated with the loans. Depending on our experience with the results of these transfers and specific servicer experience and capacity, we may seek additional transfers in the future. For more information, see “RISK FACTORS — Competitive and Market Risks — Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to perform their repurchase and other obligations to us” in our 2013 Annual Report.
During the first quarter of 2014, we helped approximately 34,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, and we completed approximately 15,000 foreclosures. We bear the full costs associated with our loan workouts and foreclosure alternatives on mortgages that we own or guarantee, and do not receive any reimbursement from Treasury. These costs include borrower and servicer incentive fees as well as the cost of any monthly payment reductions.
Home Affordable Modification Program and Non-HAMP Modifications
Our primary loan modification initiatives are HAMP and our non-HAMP standard loan modification initiatives. These initiatives require that each borrower complete at least a three month trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. HAMP is scheduled to end in December 2015. In 2013, as part of the servicing alignment initiative, we implemented a streamlined modification initiative, which provides an additional modification opportunity to certain borrowers. The modification that borrowers receive under this initiative has the same mortgage terms as our non-HAMP standard modification.
During the first quarter of 2014, approximately 19,000 borrowers having loans with aggregate UPB of $3.8 billion completed modifications under all of our programs, and, as of March 31, 2014, approximately 22,000 borrowers were in the modification trial period. For information about the percentage of completed loan modifications that remained current, see “Table 33 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing.”

52	Freddie Mac

During the first quarters of 2014 and 2013, approximately 15,000 and 12,000 borrowers, respectively, completed a non-HAMP loan modification. As of March 31, 2014, the percentage of our non-HAMP modifications that were completed in 2012 and 2013 that subsequently became seriously delinquent, proceeded to foreclosure transfer, completed a short sale, or were remodified was approximately 18% and 8%, respectively.
Based on information provided by the MHA Program administrator, our servicers had completed approximately 244,000 loan modifications under HAMP from the introduction of the initiative in 2009 through March 31, 2014, compared to more than 239,000 cumulative HAMP completions as of December 31, 2013. According to the administrator, the number of our loans in the HAMP trial period declined to 4,048 as of March 31, 2014 from 4,970 as of December 31, 2013. As of March 31, 2014, the percentage of our HAMP modifications that were completed in 2012 and 2013 that subsequently became seriously delinquent, proceeded to foreclosure transfer, completed a short sale, or were remodified was approximately 13% and 6%, respectively.
The portion of our modification volume that was HAMP-related declined and the portion of modification volume that was non-HAMP-related increased in the first quarter of 2014 compared to the first quarter of 2013. We attribute this shift in the composition of our modification volume to both the availability of our non-HAMP modifications and the fact that a large number of the borrowers that were eligible for HAMP have already completed a modification or attempted but failed to complete the modification. We expect that our streamlined modification initiative may result in additional non-HAMP modification volume in the first half of 2014.
We incurred $28 million and $39 million of servicer incentive expenses on modified loans (both HAMP and non-HAMP) during the first quarters of 2014 and 2013, respectively. We also incur certain incentives for borrowers who continue to perform under their HAMP modification, which are included within our (provision) benefit for credit losses on our consolidated statements of comprehensive income.
Many of our HAMP loans have provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. Certain of our non-HAMP loan modifications have similar features and, collectively, we refer to these types of loans as “step-rate modified loans.” The risk of default may increase for borrowers with step-rate modified loans due to the increase in monthly payments resulting from these scheduled increases in the contractual interest rate of the loan. There were $43.6 billion in UPB of step-rate modified loans in our single-family credit guarantee portfolio at March 31, 2014. Approximately 9% of these loans will experience interest rate resets in the remainder of 2014 and approximately 49% will experience rate resets in 2015. As of March 31, 2014, the average current contractual interest rate for all step-rate modified loans was 2.3% and the average final interest rate that these loans are scheduled to reach in the future was 4.5%.
Loan Workout Volumes and Modification Performance
The table below presents single-family loan workout volumes, serious delinquency rates, and foreclosure volumes for the first quarters of 2014 and 2013.

53	Freddie Mac

Table 32 — Single-Family Loan Workout, Serious Delinquency, and Foreclosure Volumes(1)

	Three Months Ended March 31,
	2014		2013
	Number of Loans	Loan Balances	Number of Loans	Loan Balances
	(dollars in millions)
Home retention actions:
Loan modifications
with no change in terms(2)	75	$12	34	$4
with term extension	2,172	347	976	41
with change in interest rate and, in certain cases, term extension	10,493	2,049	11,319	1,539
with change in interest rate, term extension and principal forbearance	5,888	1,342	8,284	2,882
Total loan modifications(3)	18,628	3,750	20,613	4,466
Repayment plans(4)	7,860	1,091	7,644	1,047
Forbearance agreements(5)	2,875	534	3,104	622
Total home retention actions	29,363	5,375	31,361	6,135
Foreclosure alternatives:
Short sale	4,181	905	13,771	3,058
Deed in lieu of foreclosure transactions	922	147	386	65
Total foreclosure alternatives	5,103	1,052	14,157	3,123
Total single-family loan workouts	34,466	$6,427	45,518	$9,258
Seriously delinquent loan additions	50,357		65,281
Single-family foreclosures(6)	15,332		22,590
Seriously delinquent loans, at period end	234,952		326,627

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

(4)
Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes borrowers that are actively repaying past due amounts under a repayment plan, which totaled 15,232 and 15,518 borrowers as of March 31, 2014 and 2013, respectively.

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

Both our loan modification volume and the number of seriously delinquent loans remaining in the portfolio declined during the first quarter of 2014, compared to the first quarter of 2013, primarily due to lower volumes of single-family loans becoming seriously delinquent in the 2014 period. We expect our loan modification volume in the full-year of 2014 will be lower than in 2013. The volume of foreclosures has moderated in recent periods and reflects a 32% decline in the first quarter of 2014 compared to the first quarter of 2013.
The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $83.1 billion as of March 31, 2014 from $81.7 billion as of December 31, 2013. The number of modified loans in our single-family credit guarantee portfolio continued to increase and such loans comprised approximately 3.9% and 3.8% of our single-family credit guarantee portfolio as of March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014, approximately 46% of our loan modifications related to loans which were 180 days or more delinquent prior to the modification effective date. The estimated weighted average current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 98% at March 31, 2014. The serious delinquency rate on these loans was 12% as of March 31, 2014.
The volume of short sale transactions declined significantly in the first quarter of 2014 compared to the first quarter of 2013. Our short sale activity has declined for the last four consecutive quarters, which we believe is due to higher interest rates and higher home prices in most geographical areas in the 2014 period, which made short sales a less attractive option for borrowers in the 2014 period compared to the 2013 period.

54	Freddie Mac

The table below presents the percentage of modified single-family loans that were current and performing in each of the last eight quarterly periods.
Table 33 — Quarterly Percentages of Modified Single-Family Loans — Current and Performing(1)

	Quarter of Loan Modification Completion(2)
HAMP loan modifications:	4Q 2013	3Q 2013	2Q 2013	1Q 2013	4Q 2012	3Q 2012	2Q 2012	1Q 2012
Time since modification:
3 to 5 months	90%	87%	88%	89%	88%	87%	89%	89%
6 to 8 months		86	84	85	85	85	85	84
9 to 11 months			83	82	83	82	84	81
12 to 14 months				82	80	80	81	81
15 to 17 months					80	78	80	79
18 to 20 months						79	79	77
21 to 23 months							80	76
24 to 26 months								77

	Quarter of Loan Modification Completion(2)
Non-HAMP loan modifications:	4Q 2013	3Q 2013	2Q 2013	1Q 2013	4Q 2012	3Q 2012	2Q 2012	1Q 2012
Time since modification:
3 to 5 months	82%	82%	83%	84%	83%	82%	84%	72%
6 to 8 months		80	77	78	79	79	79	64
9 to 11 months			78	74	75	75	77	60
12 to 14 months				76	72	72	74	62
15 to 17 months					73	69	71	59
18 to 20 months						71	69	56
21 to 23 months							71	55
24 to 26 months								57

	Quarter of Loan Modification Completion(2)
Total (HAMP and Non-HAMP):	4Q 2013	3Q 2013	2Q 2013	1Q 2013	4Q 2012	3Q 2012	2Q 2012	1Q 2012
Time since modification:
3 to 5 months	83%	84%	85%	86%	85%	84%	87%	85%
6 to 8 months		82	79	81	81	82	83	80
9 to 11 months			80	78	78	78	81	77
12 to 14 months				78	75	76	78	76
15 to 17 months					76	73	77	74
18 to 20 months						74	75	73
21 to 23 months							76	71
24 to 26 months								73

(1)	Represents the percentage of loans that are current and performing (no payment is 30 days or more past due) or have been paid in full. Excludes loans in modification trial periods.

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

Relief Refinance Mortgage Initiative and Home Affordable Refinance Program
Our relief refinance mortgage initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), gives eligible homeowners with existing loans that are owned or guaranteed by us an opportunity to refinance into loans with more affordable monthly payments and/or fixed-rate terms. While HARP is targeted at borrowers with current LTV ratios above 80%, our relief refinance initiative also allows borrowers with LTV ratios of 80% and below to participate. HARP is scheduled to end at the end of 2015.
Relief refinance mortgages (including HARP loans) generally present higher risk to us than other refinance loans we have purchased since 2009 because:

•
underwriting procedures for relief refinance mortgages are limited in many cases, and such procedures generally do not include all of the changes in underwriting standards we have implemented since 2008;

•	many of these loans have relatively high LTV ratios (e.g., greater than 90%), which can increase the probability of default and increase the amount of our loss if the borrower does default;

55	Freddie Mac

•	HARP loans may not be covered by mortgage insurance for the full excess of their UPB over 80%; and

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

During the first quarter of 2014, refinancings comprised approximately 53% of our single-family purchase and issuance volume, compared with 84% in the first quarter of 2013. We attribute this decline to higher mortgage interest rates in the 2014 period as compared to the 2013 period. In addition, many borrowers have already refinanced their loans at interest rates that are at or below the current market level, including those borrowers that are eligible for our relief refinance initiative.
The following table provides information about the volume of our relief refinance purchases as well as information about the serious delinquency rates of these loans.
Table 34 — Single-Family Relief Refinance Loans(1)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	UPB	Number of Loans	Average Loan Balance(2)	UPB	Number of Loans	Average loan Balance(2)
	(dollars in millions, except for average loan balances)
Purchases of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$617	3,672	$168,000	$4,628	23,929	$193,000
Above 100% to 125% LTV ratio	1,681	9,232	182,000	7,241	36,908	196,000
Above 80% to 100% LTV ratio	2,924	17,130	171,000	9,588	51,964	185,000
Other (80% and below LTV ratio)	3,871	28,550	136,000	11,415	84,145	136,000
Total relief refinance mortgages	$9,093	58,584	155,000	$32,872	196,946	167,000

	As of March 31, 2014			As of December 31, 2013
	UPB	Number of Loans	Serious Delinquency Rate	UPB	Number of Loans	Serious Delinquency Rate
	(dollars in millions)
Balance of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$30,853	161,454	1.02%	$30,579	158,531	0.90%
Above 100% to 125% LTV ratio	68,851	350,353	1.01	68,416	344,832	1.01
Above 80% to 100% LTV ratio	115,136	619,149	0.84	114,688	610,128	0.85
Other (80% and below LTV ratio)	128,622	951,196	0.33	127,991	936,038	0.32
Total relief refinance mortgages	$343,462	2,082,152	0.65	$341,674	2,049,529	0.64

(1)
Consists of all single-family relief refinance mortgage loans that we either purchased or guaranteed during the period, including those associated with other guarantee commitments and Other Guarantee Transactions.

(2)	Rounded to the nearest thousand.
For more information on relief refinance loans, including HARP, in our single-family credit guarantee portfolio, see "Table 28 — Single-Family Credit Guarantee Portfolio Data by Year of Origination," and "Table 29 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio."
Credit Performance
Delinquencies

56	Freddie Mac

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
Our serious delinquency rates have been affected by delays, including those due to increases in foreclosure process timeframes, general constraints on servicer capacity (which affects the rate at which servicers modify or foreclose upon loans), and court backlogs (in states that require a judicial foreclosure process). These situations generally extend the time it takes for the loans to be modified, foreclosed upon, or otherwise resolved, and thus transition out of serious delinquency. As of March 31, 2014 and December 31, 2013, the percentage of seriously delinquent loans that have been delinquent for more than six months was 73% and 71%, respectively, and most of these loans have been delinquent for longer than one year. Loans that have been delinquent for more than a year are more challenging to resolve as many of these borrowers: (a) may not be in contact with the servicer; (b) may not be eligible for modifications; or (c) are in geographic areas where the foreclosure process has lengthened or is subject to judicial review. The longer a loan remains delinquent, the greater the associated costs we incur, in part due to expenses associated with loss mitigation and foreclosure.

57	Freddie Mac

The table below presents serious delinquency rates and information about seriously delinquent loans in our single-family credit guarantee portfolio.
Table 35 — Single-Family Serious Delinquency Statistics

	As of March 31, 2014			As of December 31, 2013
	Percentage of Portfolio		Serious Delinquency Rate	Percentage of Portfolio		Serious Delinquency Rate
Credit Protection:
Non-credit-enhanced	81%		1.89%	83%		2.04%
Credit-enhanced(1)	19		4.40	17		4.83
Total(2)	100%		2.20	100%		2.39

	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate
State:(3)(4)
Florida	37,322	16%	5.64%	42,948	17%	6.44%
New York	20,790	9	4.30	21,459	8	4.41
New Jersey	18,726	8	6.04	19,306	8	6.20
Illinois	14,041	6	2.53	15,521	6	2.79
California	13,989	6	1.16	15,620	6	1.30
All others	127,582	55	1.72	137,907	55	1.85
Total	232,450	100%		252,761	100%

	# of Seriously Delinquent Loans	Percent		# of Seriously Delinquent Loans	Percent
Aging, by locality:(4)
Judicial review states:(5)
Less than or equal to 1 year	54,249	23%		59,129	23%
More than 1 year and less than or equal to 2 years	27,853	12		30,604	12
More than 2 years	61,022	26		65,154	26
Non-judicial states:(5)
Less than or equal to 1 year	54,636	24		60,175	24
More than 1 year and less than or equal to 2 years	16,263	7		17,968	7
More than 2 years	18,427	8		19,731	8
Combined:(5)
Less than or equal to 1 year	108,885	47		119,304	47
More than 1 year and less than or equal to 2 years	44,116	19		48,572	19
More than 2 years	79,449	34		84,885	34
Total	232,450	100%		252,761	100%

Payment Status:
One month past due	1.40%			1.73%
Two months past due	0.47%			0.57%

(1)	See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.

(2)	As of March 31, 2014 and December 31, 2013, approximately 59% and 61%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

(3)	Represent the states with the highest number of seriously delinquent loans as of March 31, 2014.

(4)	Excludes loans underlying certain single-family Other Guarantee Transactions since the geographic information is not available to us for these loans.

(5)
For this presentation, the states and territories classified as having a judicial foreclosure process consist of: CT, DE, FL, HI, IA, IL, IN, KS, KY, LA, ME, ND, NE, NJ, NM, NY, OH, OK, OR, PA, PR, SC, SD, VI, VT, and WI. All other states are classified as having a non-judicial foreclosure process.

The serious delinquency rate of our single-family credit guarantee portfolio declined to 2.20% as of March 31, 2014 (which is the lowest level in several years) from 2.39% as of December 31, 2013, continuing the trend of improvement that began in 2010. As of March 31, 2014, our serious delinquency rate for the aggregate of those states that require a judicial foreclosure and all other states was 3.07% and 1.49%, respectively, compared to 3.31% and 1.63%, respectively, as of December 31, 2013.

58	Freddie Mac

Our servicing guidelines require that our servicers delay the start of the foreclosure process on a primary residence until a loan is at least 121 days delinquent, regardless of where the property is located. However, we evaluate the timeliness of foreclosure completion by our servicers based on the state where the property is located. Our servicing guide states that for loans beginning the foreclosure process since July 2013, the expected timeline to complete foreclosure ranges from 240 days in Alabama to 820 days in New York (and 990 days within New York City). Our guide provides for instances of allowable foreclosure delays in excess of the expected timelines for specific delinquent loans, such as when the borrower files for bankruptcy or appeals a denial of a loan modification.
During the first quarters of 2014 and 2013, the nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 865 days and 692 days, respectively, which included: (a) an average of 1,033 days and 867 days, respectively, for foreclosures completed in states that require a judicial foreclosure process; and (b) an average of 637 days and 510 days, respectively, for foreclosures completed in all other states. During the first quarter of 2014, a significant number of loans that had been subject to delays discussed above (and that had been delinquent for more than a year) completed the foreclosure process, which caused the nationwide average for foreclosure completions to increase compared to the first quarter of 2013.
We continue to experience significant variability in the average time for foreclosure by state. For example, during the first quarter of 2014, the average time for completion of foreclosures associated with loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, ranged from 403 days in Missouri to 1,313 days in New Jersey (as measured from the date of the last scheduled payment made by the borrower), as compared to the timeline of 240 days and 750 days in Missouri and New Jersey (excluding allowable foreclosure delays), respectively, per our guidelines (for Missouri, as revised effective July 2013) for our servicers.
The tables below present serious delinquency rates categorized by borrower and loan characteristics, including geographic region and origination year, and indicate that certain concentrations of loans have been more adversely affected by declines in home prices and weak economic conditions during the housing crisis that began in 2006. We purchased significant amounts of loans originated in 2005 through 2008 with higher-risk characteristics and, as of March 31, 2014, we continued to experience high serious delinquency rates on those loans.

59	Freddie Mac

Table 36 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of March 31, 2014
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$23	$400	$423	67%	6.0%	2.63%
Illinois, Michigan, and Ohio(4)	3	171	174	75	4.0	1.95
New York and New Jersey(5)	7	138	145	66	4.5	4.98
All other states	22	887	909	69	3.1	1.72
Year of origination(6):
2014	—	20	20	75	—	—
2013	—	285	285	68	—	0.01
2012	—	260	260	60	—	0.05
2011	—	116	116	58	0.1	0.20
2010	—	110	110	59	0.2	0.40
2009	—	116	116	62	0.6	0.87
HARP and other relief refinance loans(6)	—	343	343	80	0.3	0.65
2005-2008 Legacy single-family book	46	209	255	86	17.5	8.25
Pre-2005 Legacy single-family book	9	137	146	49	4.9	3.16

	As of December 31, 2013
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$23	$399	$422	68%	5.9%	3.01%
Illinois, Michigan, and Ohio(4)	4	172	176	76	3.9	2.11
New York and New Jersey(5)	7	138	145	67	4.3	5.11
All other states	23	887	910	69	3.0	1.85
Year of origination(6):
2013	—	270	270	69	—	0.01
2012	—	265	265	61	—	0.04
2011	—	120	120	58	—	0.18
2010	—	113	113	60	0.1	0.39
2009	—	120	120	62	0.5	0.88
HARP and other relief refinance loans(6)	—	342	342	81	0.3	0.64
2005-2008 Legacy single-family book	48	220	268	87	16.5	8.77
Pre-2005 Legacy single-family book	9	146	155	50	4.6	3.24

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)
Credit Losses (Recoveries)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$(61)	$371	$310	$308	$766	$1,074
Illinois, Michigan, and Ohio(4)	14	154	168	51	304	355
New York and New Jersey(5)	16	87	103	11	34	45
All other states	16	370	386	84	505	589
Year of origination(6):
2014	—	—	—	N/A	N/A	N/A
2013	—	—	—	—	—	—
2012	—	1	1	—	—	—
2011	—	3	3	—	2	2
2010	—	8	8	—	6	6
2009	—	21	21	—	28	28
Subtotal - New single-family book	—	33	33	—	36	36
HARP and other relief refinance loans(6)	—	73	73	—	80	80
2005-2008 Legacy single-family book	(22)	769	747	440	1,311	1,751
Pre-2005 Legacy single-family book	7	107	114	14	182	196

(1)	See endnote (3) to “Table 30 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.

60	Freddie Mac

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

(6)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2014). All other refinance loans are presented in the year that the refinancing occurred. Prior period information has been revised to conform with the current period presentation.

61	Freddie Mac

Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of March 31, 2014
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.1%	7.40%	0.6%	10.94%	0.7%	16.44%	2.4%	21.9%	10.10%
15- year amortizing fixed-rate	0.2	3.65	<0.1	2.69	<0.1	3.18	0.2	1.1	3.59
ARMs/adjustable rate(4)	0.1	9.75	<0.1	15.80	<0.1	29.14	0.1	13.5	12.63
Interest-only(5)	<0.1	12.65	0.1	19.45	<0.1	30.24	0.1	0.5	21.62
Other(6)	<0.1	3.72	<0.1	9.93	0.1	16.45	0.1	5.8	5.87
Total FICO scores < 620	1.4	6.59	0.7	10.94	0.8	16.87	2.9	17.8	9.29
FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.4	4.98	1.2	8.42	1.1	14.02	4.7	16.7	7.38
15- year amortizing fixed-rate	0.5	2.13	0.1	1.86	<0.1	1.60	0.6	0.5	2.11
ARMs/adjustable rate(4)	0.2	4.54	<0.1	11.34	<0.1	25.75	0.2	3.9	8.15
Interest-only(5)	0.1	9.37	0.1	15.41	0.1	26.65	0.3	0.4	18.14
Other(6)	<0.1	3.32	<0.1	4.82	<0.1	6.12	<0.1	2.5	4.65
Total FICO scores of 620 to 659	3.2	4.27	1.4	8.34	1.2	14.58	5.8	13.0	6.65
FICO scores of ≥ 660:
20 and 30- year or more amortizing fixed-rate	47.6	1.00	14.6	2.47	5.8	6.84	68.0	3.8	1.78
15- year amortizing fixed-rate	15.8	0.34	1.0	0.41	0.3	0.69	17.1	0.1	0.35
ARMs/adjustable rate(4)	3.4	0.95	0.5	4.73	0.2	16.07	4.1	0.8	2.09
Interest-only(5)	0.6	4.21	0.5	9.47	0.6	17.87	1.7	0.2	10.43
Other(6)	<0.1	1.79	0.1	1.54	<0.1	2.87	0.1	1.0	1.97
Total FICO scores ≥ 660	67.4	0.80	16.7	2.56	6.9	7.49	91.0	2.6	1.52
Total FICO scores not available	0.2	5.55	0.1	11.69	<0.1	22.59	0.3	9.3	6.96
All FICO scores:
20 and 30- year or more amortizing fixed-rate	51.2	1.48	16.6	3.37	7.6	8.72	75.4	5.5	2.55
15- year amortizing fixed-rate	16.5	0.49	1.1	0.54	0.3	0.84	17.9	0.1	0.49
ARMs/adjustable rate(4)	3.7	1.48	0.5	5.88	0.2	18.47	4.4	1.5	2.86
Interest-only(5)	0.7	4.87	0.6	10.37	0.7	19.33	2.0	0.2	11.55
Other(6)	0.1	8.93	0.1	6.07	0.1	11.09	0.3	9.5	8.49
Total single-family credit guarantee portfolio(7)	72.2%	1.21%	18.9%	3.46%	8.9%	9.31%	100.0%	3.9%	2.20%
By Region(8)
FICO scores < 620:
North Central	0.2%	4.89%	0.1%	7.76%	0.2%	12.39%	0.5%	16.8%	7.24%
Northeast	0.4	10.05	0.2	16.99	0.2	23.85	0.8	20.2	13.76
Southeast	0.2	6.98	0.2	10.70	0.2	18.72	0.6	18.8	10.23
Southwest	0.3	5.05	0.1	9.16	<0.1	15.10	0.4	12.1	6.31
West	0.3	4.61	0.1	8.69	0.2	11.84	0.6	20.2	6.82
Total FICO scores < 620	1.4	6.59	0.7	10.94	0.8	16.87	2.9	17.8	9.29
FICO scores of 620 to 659:
North Central	0.5	3.41	0.3	6.18	0.2	10.08	1.0	12.2	5.29
Northeast	0.9	6.48	0.3	13.27	0.3	21.44	1.5	13.9	9.90
Southeast	0.6	4.70	0.3	8.27	0.3	16.49	1.2	13.6	7.67
Southwest	0.5	3.04	0.2	6.03	<0.1	11.09	0.7	8.0	3.89
West	0.7	3.11	0.3	7.13	0.4	11.42	1.4	16.3	5.31
Total FICO scores of 620 to 659	3.2	4.27	1.4	8.34	1.2	14.58	5.8	13.0	6.65
FICO scores ≥ 660:
North Central	11.0	0.60	3.7	1.77	1.2	5.04	15.9	2.1	1.15
Northeast	17.6	1.17	4.6	3.94	1.4	11.50	23.6	2.5	2.12
Southeast	9.6	1.08	3.1	2.71	1.9	9.05	14.6	3.1	2.18
Southwest	8.6	0.56	1.8	1.23	0.3	3.83	10.7	1.2	0.71
West	20.6	0.55	3.5	2.66	2.1	5.88	26.2	3.7	1.20
Total FICO scores ≥ 660	67.4	0.80	16.7	2.56	6.9	7.49	91.0	2.6	1.52
Total FICO scores not available	0.2	5.55	0.1	11.69	<0.1	22.59	0.3	9.3	6.96
All FICO scores:
North Central	11.7	0.89	4.1	2.44	1.7	6.53	17.5	3.4	1.67
Northeast	19.0	1.79	5.1	5.31	1.9	14.32	26.0	3.9	3.10
Southeast	10.5	1.63	3.6	3.68	2.4	10.99	16.5	4.7	3.07
Southwest	9.4	0.97	2.1	2.13	0.3	6.44	11.8	2.3	1.25
West	21.6	0.75	4.0	3.22	2.6	6.85	28.2	4.8	1.55
Total single-family credit guarantee portfolio(7)	72.2%	1.21%	18.9%	3.46%	8.9%	9.31%	100.0%	3.9%	2.20%

62	Freddie Mac

	As of December 31, 2013
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.1%	7.89%	0.8%	11.89%	0.7%	17.86%	2.6%	21.3%	10.95%
15- year amortizing fixed-rate	0.2	3.76	<0.1	3.77	<0.1	2.97	0.2	1.1	3.74
ARMs/adjustable rate(4)	0.1	9.90	<0.1	15.98	<0.1	28.73	0.1	13.3	12.86
Interest-only(5)	<0.1	12.30	<0.1	20.93	<0.1	31.29	<0.1	0.6	22.77
Other(6)	<0.1	3.86	<0.1	9.80	<0.1	17.49	<0.1	5.5	5.66
Total FICO scores < 620	1.4	6.96	0.8	11.89	0.7	18.25	2.9	17.4	9.99
FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.4	5.26	1.1	9.07	1.2	15.19	4.7	16.3	7.98
15- year amortizing fixed-rate	0.5	2.22	0.1	2.47	<0.1	2.07	0.6	0.5	2.23
ARMs/adjustable rate(4)	0.1	4.85	0.1	10.97	<0.1	25.27	0.2	3.5	8.49
Interest-only(5)	0.1	9.76	0.1	15.89	0.1	28.30	0.3	0.4	19.49
Other(6)	<0.1	3.57	<0.1	5.50	<0.1	6.30	<0.1	2.4	4.91
Total FICO scores of 620 to 659	3.1	4.49	1.4	8.97	1.3	15.78	5.8	12.6	7.18
FICO scores of ≥ 660:
20 and 30- year or more amortizing fixed-rate	46.7	1.06	14.6	2.69	6.3	7.25	67.6	3.8	1.94
15- year amortizing fixed-rate	15.8	0.36	1.1	0.42	0.4	0.73	17.3	0.1	0.36
ARMs/adjustable rate(4)	3.4	1.00	0.5	5.11	0.2	16.31	4.1	0.8	2.32
Interest-only(5)	0.6	4.30	0.6	10.06	0.6	18.86	1.8	0.2	11.33
Other(6)	<0.1	1.96	0.1	1.75	<0.1	2.99	0.1	0.9	2.06
Total FICO scores ≥ 660	66.5	0.84	16.9	2.77	7.5	7.99	90.9	2.6	1.65
Total FICO scores not available	0.3	5.62	0.1	12.04	<0.1	22.55	0.4	7.9	8.49
All FICO scores:
20 and 30- year or more amortizing fixed-rate	50.4	1.57	16.6	3.67	8.1	9.30	75.1	5.4	2.78
15- year amortizing fixed-rate	16.5	0.50	1.2	0.59	0.3	0.90	18.0	0.1	0.51
ARMs/adjustable rate(4)	3.6	1.55	0.6	6.20	0.2	18.43	4.4	1.4	3.10
Interest-only(5)	0.7	4.97	0.7	10.99	0.8	20.39	2.2	0.2	12.51
Other(6)	0.1	9.19	0.1	6.20	0.1	12.06	0.3	9.2	8.63
Total single-family credit guarantee portfolio(7)	71.3%	1.28%	19.2%	3.75%	9.5%	9.94%	100.0%	3.8%	2.39%
By Region(8)
FICO scores < 620:
North Central	0.1%	5.39%	0.3%	8.57%	0.1%	13.38%	0.5%	16.5%	8.01%
Northeast	0.4	10.31	0.2	18.11	0.2	25.64	0.8	19.6	14.40
Southeast	0.3	7.50	0.1	11.74	0.2	20.76	0.6	18.2	11.23
Southwest	0.3	5.31	0.1	10.29	<0.1	15.79	0.4	11.8	6.72
West	0.3	4.78	0.1	9.20	0.2	13.06	0.6	19.9	7.37
Total FICO scores < 620	1.4	6.96	0.8	11.89	0.7	18.25	2.9	17.4	9.99
FICO scores of 620 to 659:
North Central	0.5	3.55	0.3	6.68	0.3	11.08	1.1	11.9	5.76
Northeast	0.8	6.60	0.3	13.97	0.4	23.02	1.5	13.4	10.32
Southeast	0.6	5.04	0.3	9.17	0.3	18.17	1.2	13.2	8.50
Southwest	0.5	3.24	0.2	6.82	<0.1	11.67	0.7	7.8	4.21
West	0.7	3.37	0.3	7.47	0.3	12.36	1.3	16.1	5.83
Total FICO scores of 620 to 659	3.1	4.49	1.4	8.97	1.3	15.78	5.8	12.6	7.18
FICO scores of ≥ 660:
North Central	10.7	0.62	3.8	1.88	1.5	5.27	16.0	2.1	1.23
Northeast	17.6	1.20	4.6	4.30	1.4	11.96	23.6	2.4	2.21
Southeast	9.4	1.16	3.2	2.93	2.0	10.01	14.6	3.0	2.44
Southwest	8.6	0.61	1.8	1.44	0.2	3.88	10.6	1.2	0.78
West	20.2	0.59	3.5	2.94	2.4	6.39	26.1	3.7	1.34
Total FICO scores ≥ 660	66.5	0.84	16.9	2.77	7.5	7.99	90.9	2.6	1.65
Total FICO scores not available	0.3	5.62	0.1	12.04	<0.1	22.55	0.4	7.9	8.49
All FICO scores:
North Central	11.5	0.93	4.2	2.61	1.9	6.91	17.6	3.3	1.81
Northeast	19.0	1.83	5.1	5.76	1.9	15.07	26.0	3.8	3.23
Southeast	10.3	1.75	3.7	4.00	2.5	12.10	16.5	4.6	3.42
Southwest	9.4	1.04	2.1	2.47	0.3	6.62	11.8	2.2	1.36
West	21.1	0.79	4.1	3.50	2.9	7.43	28.1	4.7	1.73
Total single-family credit guarantee portfolio(7)	71.3%	1.28%	19.2%	3.75%	9.5%	9.94%	100.0%	3.8%	2.39%

(1)	The current LTV ratios are our estimates. See endnote (3) to “Table 30 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.

(2)	Based on UPB of the single-family credit guarantee portfolio.

(3)	See endnote (2) to “Table 36 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio” for further information.

(4)	Includes balloon/reset and option ARM mortgage loans.

(5)
Includes both fixed rate and adjustable rate loans. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.

63	Freddie Mac

(6)	Consist of FHA/VA and other government guaranteed mortgages.

(7)
The total of all FICO scores categories may not sum due to the inclusion of loans where FICO scores are not available in the respective totals for all loans. See endnote (5) to “Table 30 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our presentation of FICO scores.

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
Table 38 — Single-Family Credit Guarantee Portfolio Foreclosure and Short Sale Rates

	As of March 31, 2014		As of December 31, 2013
	Percentage of Portfolio	Foreclosure and Short Sale Rate(1)	Percent of Portfolio	Foreclosure and Short Sale Rate(1)
Year of Origination(2):
2014	1%	—%	N/A	N/A
2013	17	—	16%	—%
2012	16	0.01	16	—
2011	7	0.04	8	0.03
2010	7	0.12	7	0.11
2009	7	0.36	7	0.34
Subtotal — New single-family book	55	0.13	54	0.12
HARP and other relief refinance loans(2)	21	0.60	21	0.56
2005-2008 Legacy single-family book	15	8.21	16	8.03
Pre-2005 Legacy single-family book(3)	9	1.37	9	1.34
Total	100%		100%

(1)
Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to March 31, 2014 and December 31, 2013, respectively, divided by the number of loans originated in that year that were acquired in our single-family credit guarantee portfolio.

(2)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2014). All other refinance loans are presented in the year that the refinancing occurred.

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
Multifamily Mortgage Credit Risk
To manage our multifamily mortgage portfolio credit risk, we focus on several key areas: (a) using prudent standards and processes with a prior approval underwriting approach on the loans we purchase or guarantee; (b) selling the expected credit risk to private investors that hold the subordinated tranches in our multifamily K Certificate transactions; (c) portfolio diversification, particularly by product and geographical area; and (d) portfolio management activities, including loss mitigation and use of credit enhancements. We monitor the loan performance, the underlying properties and a variety of mortgage loan characteristics that may affect the default experience on our multifamily mortgage portfolio, such as DSCR, LTV ratio, geographic location, payment type, and loan maturity. See “NOTE 5: IMPAIRED LOANS” for information about loss mitigation activities that we have classified as TDRs and subsequent performance information of these loans. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about the loans in our multifamily mortgage portfolio, including geographic concentrations of these loans.
The table below provides certain attributes of our multifamily mortgage portfolio at March 31, 2014 and December 31, 2013.

64	Freddie Mac

Table 39 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate(1) at
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(dollars in billions)
Original LTV ratio
Below 75%	$93.1	$93.1	0.01%	0.06%
75% to 80%	33.9	34.1	0.10	0.15
Above 80%	5.6	5.6	0.19	0.19
Total	$132.6	$132.8	0.04%	0.09%
Weighted average LTV ratio at origination	70%	70%
Maturity Dates
2014	$1.4	$2.1	0.20%	0.12%
2015	6.5	6.9	—	0.05
2016	10.7	11.2	—	—
2017	9.8	10.0	0.27	0.43
2018	16.9	17.0	—	—
2019	17.6	17.5	0.05	0.07
Beyond 2019	69.7	68.1	0.03	0.09
Total	$132.6	$132.8	0.04%	0.09%
Year of Acquisition or Guarantee(2)
2007 and prior	$33.0	$34.2	0.15%	0.24%
2008	12.6	13.2	—	0.18
2009	11.0	11.2	—	—
2010	10.7	10.9	0.07	0.13
2011	15.7	15.9	—	—
2012	23.5	23.7	—	—
2013	23.2	23.7	—	—
2014	2.9	N/A	—	N/A
Total	$132.6	$132.8	0.04%	0.09%
Current Loan Size
Above $25 million	$50.1	$50.6	0.05%	0.05%
Above $5 million to $25 million	73.4	73.2	0.03	0.11
$5 million and below	9.1	9.0	0.10	0.14
Total	$132.6	$132.8	0.04%	0.09%
Legal Structure
Unsecuritized loans	$55.9	$59.2	0.02%	0.08%
K Certificates	62.8	59.8	0.05	0.07
Other Freddie Mac mortgage-related securities	4.8	4.8	0.28	0.59
Other guarantee commitments	9.1	9.0	—	—
Total	$132.6	$132.8	0.04%	0.09%
Credit Enhancement
Credit-enhanced	$73.3	$70.2	0.07%	0.11%
Non-credit-enhanced	59.3	62.6	0.02	0.07
Total	$132.6	$132.8	0.04%	0.09%
Payment Type
Interest-only	$19.7	$20.1	0.15%	0.14%
Partial interest-only(3)	30.7	32.6	—	—
Amortizing	82.2	80.1	0.04	0.12
Total	$132.6	$132.8	0.04%	0.09%

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

65	Freddie Mac

Multifamily Product Types
Most multifamily loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity. Therefore, the borrower’s potential inability to refinance or pay off the loan at maturity is a key loan attribute we monitor. Borrowers may be less able to refinance their obligations during periods of rising interest rates or adverse market conditions, which could lead to default if the borrower is unable to find affordable refinancing before the loan matures. Of the $55.9 billion in UPB of our unsecuritized multifamily mortgage loans on our consolidated balance sheets as of March 31, 2014, approximately 13% will mature during 2014 and 2015, and the remaining 87% will mature in 2016 and beyond.
Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may: (a) be amortizing or interest-only (for the full term or a portion thereof); and (b) have a fixed or variable rate of interest. Our multifamily loans generally have shorter terms than single-family mortgages and typically have balloon maturities ranging from five to ten years. At March 31, 2014 and December 31, 2013, approximately 62% and 60%, respectively, of our multifamily mortgage portfolio consisted of amortizing loans, which reduce our credit exposure over time since the UPB of the loan declines with each mortgage payment. In addition, as of March 31, 2014 and December 31, 2013, approximately 23% and 25%, respectively, of our multifamily mortgage portfolio consisted of partial interest-only loans, which after a defined period of time will begin to include amortization of principal.
Multifamily Credit Enhancements
Our primary business model in the Multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. With this model, we have securitized $74.9 billion in UPB of multifamily loans between 2009 and March 31, 2014 and have attracted private capital to the multifamily market from investors who purchase subordinated securities that we do not issue or guarantee. These securities are backed by loans that are sourced by our seller/servicers and directly underwritten by us. Our K Certificate transactions are structured such that private investors (that hold unguaranteed subordinated securities) are the first to absorb losses on the underlying loans and the amount of subordination to the guaranteed certificates is set at a level that we believe is sufficient to cover the expected credit losses on the loans. As a result, we believe private investors will absorb the expected credit risk in these transactions and thereby reduce the loss exposure to us and U.S. taxpayers. At March 31, 2014 and December 31, 2013, the UPB of K Certificates with subordination coverage was $62.3 billion and $59.3 billion, respectively, and the average subordination coverage on these securities was 18% at both March 31, 2014 and December 31, 2013. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio.
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
Our delinquency rates continue to be among the lowest in the industry. There were 9 and 16 delinquent loans in our multifamily mortgage portfolio at March 31, 2014 and December 31, 2013, respectively. Our multifamily mortgage portfolio delinquency rate of 0.04% and 0.09% at March 31, 2014 and December 31, 2013, respectively, reflects continued strong portfolio performance and positive market fundamentals. Our delinquency rate for credit-enhanced loans was 0.07% and 0.11% at March 31, 2014 and December 31, 2013, respectively, and for non-credit-enhanced loans was 0.02% and 0.07% at March 31, 2014 and December 31, 2013, respectively. The delinquency rate on loans underlying our K Certificates transactions was 0.05% and 0.07% at March 31, 2014 and December 31, 2013, respectively. Since we began issuing K Certificates, we have experienced no credit losses associated with our guarantees on these securities. As of March 31, 2014, approximately 83% of the loans in our multifamily mortgage portfolio that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans and guarantees.
TDRs and Non-Accrual Mortgage Loans
TDRs represent those loans where we have granted a concession to a borrower that is experiencing financial difficulties. Loans that have been classified as TDRs remain categorized as such throughout the remaining life of the loan regardless of whether the borrower makes payments that return the loan to a current payment status. TDRs include HAMP and non-HAMP loan modifications, as well as loans in modification trial periods and loans subject to certain other loss mitigation actions. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2013 Annual Report and “NOTE 5: IMPAIRED LOANS” for further information about our TDRs and non-accrual loans.
We place loans on non-accrual status when we believe the collectability of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments.

66	Freddie Mac

The table below provides information about TDRs and non-accrual mortgage loans on our consolidated balance sheets.
Table 40 — TDRs and Non-Accrual Mortgage Loans(1)

	March 31, 2014	December 31, 2013	March 31, 2013
	(dollars in millions)
TDRs on accrual status:
Single-family	$80,110	$78,033	$68,549
Multifamily	615	675	787
Subtotal —TDRs on accrual status	80,725	78,708	69,336
Non-accrual loans:
Single-family(2)	39,185	42,841	56,587
Multifamily(3)	579	628	1,198
Subtotal — non-accrual loans	39,764	43,469	57,785
Total TDRs and non-accrual mortgage loans	$120,489	$122,177	$127,121

(1)	Based on UPB.

(2)	Includes $18.6 billion, $19.6 billion, and $21.5 billion in UPB of seriously delinquent loans classified as TDRs at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

(3)	Includes $0.5 billion, $0.6 billion, and $1.1 billion in UPB of loans that were current as of March 31, 2014, December 31, 2013, and March 31, 2013, respectively.
The UPB of our non-accrual mortgage loans declined to $39.8 billion as of March 31, 2014 from $43.5 billion as of December 31, 2013, and the UPB of mortgage loans classified as TDR continued to increase. We expect the amount of mortgage loans classified as TDRs to remain at elevated levels for the foreseeable future. See “Credit Loss Performance — Loan Loss Reserves” for information about the decline in our loan loss reserves in the first quarter of 2014.
REO Assets
The table below provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. See “Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates of loans in our single-family credit guarantee portfolio.

67	Freddie Mac

Table 41 — REO Activity by Region(1)

	Three Months Ended March 31,
	2014	2013
	(number of properties)
REO Inventory
Single-family:
Inventory, beginning of year	47,307	49,071
Acquisitions, by region:
Northeast	2,333	1,767
Southeast	5,333	5,477
North Central	3,383	6,025
Southwest	1,286	1,998
West	2,049	2,614
Total single-family acquisitions	14,384	17,881
Dispositions, by region:
Northeast	(2,230)	(1,663)
Southeast	(5,923)	(5,113)
North Central	(5,974)	(6,961)
Southwest	(1,814)	(2,390)
West	(2,185)	(2,857)
Total single-family dispositions	(18,126)	(18,984)
Inventory at March 31,	43,565	47,968

Multifamily:
Inventory, beginning of year	1	6
Acquisitions	1	1
Dispositions	—	(1)
Inventory at March 31,	2	6
Total inventory at March 31,	43,567	47,974

(1)	See endnote (8) to “Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
Our REO inventory (measured in number of properties) declined 8% from December 31, 2013 to March 31, 2014 primarily due to REO dispositions exceeding our acquisitions in the first quarter of 2014 and a declining amount of seriously delinquent loans. We continued to experience a relatively high volume of REO dispositions in the first quarter of 2014, which we believe was driven by significant investor demand for single-family homes. We expect our REO acquisitions to continue to decline, due primarily to the continued decline in the number of seriously delinquent loans in our single-family credit guarantee portfolio. However, we expect our REO dispositions to remain at elevated levels in the near term, as we have a large REO inventory.
The volume of our single-family REO acquisitions in recent periods has been significantly affected by the lengthening of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. We expect that the length of the foreclosure process will continue to remain above historical levels, particularly in states that require a judicial foreclosure process. Foreclosures generally take longer to complete in states where judicial foreclosures (those conducted under the supervision of a court) are required than in states where non-judicial foreclosures are permitted. Many of our servicers experienced additional delays in the foreclosure process in all regions due to the implementation in January 2014 of new rules for the foreclosure process prescribed by the CFPB.
Our expanded loss mitigation efforts are providing borrowers with viable alternatives to foreclosure. As a result of the continued high level of loss mitigation efforts, fewer of our loans are proceeding through foreclosure to REO acquisition. However, our REO acquisition activity in the Northeast and Southeast was high in the first quarter of 2014, in part because a significant number of loans that had experienced significant delays in certain judicial states within these regions completed the foreclosure process. The North Central region experienced a significant decline in REO acquisition activity during the first quarter of 2014 compared to the same period in 2013 primarily due to a decline in the number of loans that transitioned to serious delinquency in recent periods within that region.
Our single-family REO acquisitions in the first quarter of 2014 were most significant in the states of Florida, Illinois, Michigan, and Ohio, which collectively represented 41% of total single-family REO acquisitions during that period, based on the number of properties, and comprised 42% of our total single-family REO property inventory at March 31, 2014.

68	Freddie Mac

Our REO acquisition activity is disproportionately high for certain types of loans in our single-family credit guarantee portfolio, including loans with certain higher-risk characteristics. For example, the percentage of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 2% and 3%, respectively, at March 31, 2014. The percentage of our REO acquisitions in the first quarter of 2014 that had been financed by either of these loan types represented approximately 24% of our total REO acquisitions, based on loan amount prior to acquisition. In addition, loans from our 2005-2008 Legacy single-family book comprised approximately 78% of our REO acquisition activity during the first quarter of 2014.
We are unable to market a significant portion of our REO property inventory at any given time, which can increase the average holding period of our inventory. For example, some jurisdictions require a period of time after foreclosure during which the borrower may reclaim the property. During this period, we generally are not able to sell the property. As of March 31, 2014 and December 31, 2013, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 6.3% and 5.8%, respectively. Though it varied significantly in different states, the average holding period of our single-family REO properties, excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, was 217 days and 202 days for our REO dispositions during the first quarters of 2014 and 2013, respectively.
The Southeast region comprised 31% and 30% of our REO property inventory, based on the number of properties, as of March 31, 2014 and December 31, 2013, respectively, and the North Central region comprised 30% and 33%, respectively. The North Central region generally has experienced more challenging economic conditions, includes a number of states with longer foreclosure timelines due to the local laws and foreclosure process, and has housing markets with generally lower demand and lower home values than in other regions. In the Southeast region, Florida comprised 20% of our total single-family REO inventory at March 31, 2014 and has been one of the states with high REO severity rates in the last several years. See "NOTE 6: REAL ESTATE OWNED" for more information on our REO properties.
The table below provides information about our REO properties at March 31, 2014 and December 31, 2013.
Table 42 — Single-Family REO Property Status

	As of March 31, 2014	As of December 31, 2013
	(Percent of properties)
Available for sale	27%	30%
Pending settlement for sale(1)	18	14
Pre-listing(2)	11	10
Unable to market:
Redemption period(3)	11	11
Occupied (waiting for eviction or vacancy)	18	18
Under repair and other(4)	15	17
Subtotal — unable to market	44	46
Total	100%	100%

(1)	Consists of properties where we have an executed sales contract and settlement has not yet occurred.

(2)	Consists of properties that are not being actively marketed because we are evaluating the property condition or determining our sale strategy.

(3)	Consists of properties located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property.

(4)
Includes properties where we are preparing the property for sale and other properties where marketing is on hold, including where we are involved in litigation or other legal and regulatory issues concerning the property.

As shown in the table above, a significant portion of the properties in our REO inventory are unable to be marketed because they are in the process of being repaired, remain occupied, or are located in states with a redemption period, particularly in the states of Illinois, Michigan, and Minnesota.
Credit Loss Performance
Many loans that are seriously delinquent, or in foreclosure, result in credit losses. The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

69	Freddie Mac

Table 43 — Credit Loss Performance

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
REO
REO balances, net:
Single-family	$4,313	$4,246
Multifamily	26	77
Total	$4,339	$4,323
REO operations (income) expense:
Single-family	$59	$8
Multifamily	—	(2)
Total	$59	$6
Charge-offs
Single-family:
Charge-offs, gross(1) (including $1.5 billion and $2.7 billion, relating to loan loss reserves, respectively)	$1,475	$2,713
Recoveries(2)	(567)	(658)
Single-family, net	$908	$2,055
Multifamily:
Charge-offs, gross(1) (including $0 million and $2 million relating to loan loss reserves, respectively)	$—	$18
Recoveries(2)	—	(1)
Multifamily, net	$—	$17
Total Charge-offs:
Charge-offs, gross(1) (including $1.5 billion and $2.7 billion relating to loan loss reserves, respectively)	$1,475	$2,731
Recoveries(2)	(567)	(659)
Total Charge-offs, net	$908	$2,072
Credit Losses(3)
Single-family	$967	$2,063
Multifamily	—	15
Total	$967	$2,078
Total (in bps)(4)	21.4	46.6

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

(2)
Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through certain credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative. Includes $0.4 billion, and $0.3 billion in the first quarters of 2014 and 2013, respectively, related to repurchase requests from our seller/servicers (including $0.3 billion in the first quarter of 2014 related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments).

(3)
Excludes foregone interest on TDRs and non-accrual loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes certain other market-based credit losses, including those: (a) incurred on our investments in mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of comprehensive income.

(4)
Calculated as credit losses divided by the average carrying value of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates.

Our credit losses are generally measured at the conclusion of the loan and related collateral resolution process. Our expenses associated with home retention actions (e.g., loan modifications) are generally not reflected in our credit losses. There is a significant lag in time from the start of loan workout activities by our servicers on problem loans (e.g., seriously delinquent loans) to the final resolution of those loans by the completion of foreclosures (and subsequent REO sales) and foreclosure alternatives (e.g., short sales). Single-family charge-offs, gross, for the three months ended March 31, 2014 and 2013, were $1.5 billion and $2.7 billion, respectively, and were associated with approximately $3.2 billion and $6.4 billion, respectively, in UPB of loans. Our single-family charge-offs, gross, were significantly lower in the first quarter of 2014 compared to the first quarter of 2013 primarily due to: (a) lower volumes of foreclosures and foreclosure alternatives; and (b) improvements in home prices in many of the areas in which we have had significant foreclosure and short sale activity. Single-family charge-offs, net,

70	Freddie Mac

in the first quarter of 2014 includes recoveries of $0.3 billion related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. We expect our charge-offs and credit losses to continue to be lower than the level we experienced in 2013 but to remain elevated in the remainder of 2014 due to the substantial number of delinquent and underwater single-family loans that will likely be resolved.
Our single-family credit losses during the first quarter of 2014 were high in California (since it represents a significant portion of our single-family credit guarantee portfolio) and credit losses continued to be disproportionately high in Florida, Nevada, and Arizona. Collectively, these four states comprised approximately 32% of our total credit losses in the first quarter of 2014. We estimate that these states had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured by our home price index. Our 2005-2008 Legacy single-family book comprised approximately 15% of our single-family credit guarantee portfolio, based on UPB at March 31, 2014; however, these loans accounted for approximately 77% of our credit losses during the first quarter of 2014. At March 31, 2014, loans in states with a judicial foreclosure process comprised 40% of our single-family credit guarantee portfolio, based on UPB, while loans in these states contributed to approximately 71% of our credit losses recognized in the first quarter of 2014. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will remain high in the near term as the substantial backlog of loans awaiting court proceedings in those states transitions to REO or other loss events.
The table below provides loss severity information for loans in our single-family credit guarantee portfolio.
Table 44 — Severity Ratios for Single-Family Loans

	For the Three Months Ended
	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
REO disposition severity ratio:(1)
Florida	40.5%	40.4%	40.5%	42.9%	44.5%
Illinois	40.9	43.4	43.7	47.2	49.9
New Jersey	42.6	45.8	51.4	39.7	44.7
Maryland	35.7	37.4	38.0	39.0	42.3
Ohio	43.8	47.1	46.9	46.0	48.8
Total U.S.	35.6	35.8	34.9	35.8	39.1
Short sale severity ratio(2)	31.6	32.5	34.5	36.5	38.0

(1)
States presented represent the five states where our credit losses were greatest during the first quarter of 2014. Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties, net of selling expenses.

(2)
Calculated as the amount of our losses recorded on short sales during the respective quarterly period divided by the aggregate UPB of the related loans. The amount of losses recognized on short sales is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds, net of selling expenses.

We believe our REO disposition and short sale severity ratios in the first quarter of 2014 were positively affected by changes made in 2012 to our process for evaluating the market value of impaired loan collateral and determining the list price for our REO properties when we offer them for sale, as well as repairing a higher percentage of our REO properties prior to listing them.
As shown in the table above, our severity ratios associated with REO dispositions and short sales improved in the first quarter of 2014 compared to the rates experienced in the first quarter of 2013, but also remained high in several states. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.
Loan Loss Reserves
We maintain mortgage-related loan loss reserves at levels we believe appropriate to absorb probable incurred losses on mortgage loans held-for-investment on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities and other guarantee commitments. Determining the loan loss reserves is complex and requires significant management judgment about matters that involve a high degree of subjectivity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2013 Annual Report for information on our accounting policies for allowance for loan losses and reserve for guarantee losses and impaired loans. Our single-family loan loss reserves declined from $24.6 billion at December 31, 2013 to $24.0 billion at March 31, 2014, reflecting continued high levels of loan charge-offs compared to levels before 2009. This decline was also due to improvements in borrower payment performance and lower severity ratios for REO dispositions and short sale transactions largely resulting from the improvements in home prices in most areas during the period.
In recent periods, the portion of our loan loss reserves attributable to individually impaired loans increased while the portion of our loan loss reserves determined on a collective basis declined. Our loan loss reserves attributable to individually impaired loans represent 78% of our loan loss reserves at March 31, 2014. This reflects a significant increase in TDRs in recent years and the reserves associated with these loans largely reflect the concessions we have provided to the borrowers at the point

71	Freddie Mac

of loan modification. The majority of these modified loans were current and performing at March 31, 2014. Although the housing market continued to improve in many geographic areas, we expect that our loan loss reserves may remain elevated for an extended period because: (a) a significant portion of our reserves are associated with loans classified as individually impaired (e.g., modified loans) that are less than three months past due, and we are required to maintain a loss reserve on such loans until they are fully repaid or complete a short sale or foreclosure; and (b) the resolution of problem loans takes considerable time, often several years in the case of foreclosure.
As of March 31, 2014 and December 31, 2013, the recorded investment of individually impaired single-family mortgage loans was $99.1 billion and $98.1 billion, respectively, and the loan loss reserves associated with these loans were $18.6 billion at both March 31, 2014 and December 31, 2013. Our loan loss reserve associated with individually impaired single-family loans as a percentage of the total recorded investment of these loans was 19% of the balance as of both March 31, 2014 and December 31, 2013. Our loan loss reserve associated with collectively evaluated single-family loans as a percentage of the total recorded investment of these loans was 0.3% and 0.4% of the balance as of March 31, 2014 and December 31, 2013, respectively. See “Table 4.4 — Net Investment in Mortgage Loans” for information about collectively evaluated and individually evaluated loans on our consolidated balance sheets. See “NOTE 5: IMPAIRED LOANS” for additional information about our impaired loans. See “CONSOLIDATED RESULTS OF OPERATIONS — (Provision) Benefit for Credit Losses,” for a discussion of our (provision) benefit for credit losses.
The table below summarizes our net investment for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.
Table 45 — Single-Family Impaired Loans with Specific Reserve Recorded

	2014		2013
	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)
TDRs (recorded investment):
TDRs, at January 1,	514,497	$92,505	449,145	$83,484
New additions	20,957	3,252	28,268	4,773
Repayments	(6,315)	(1,113)	(6,635)	(1,134)
Loss events(1)	(7,005)	(1,218)	(8,680)	(1,592)
TDRs, at March 31,	522,134	93,426	462,098	85,531
Other (recorded investment)(2)	13,381	1,133	16,861	1,526
Total impaired loans with specific reserve	535,515	94,559	478,959	87,057
Total allowance for loan losses of individually impaired single-family loans		(18,560)		(17,909)
Net investment, at March 31,		$75,999		$69,148

(1)	Foreclosure transfers or foreclosure alternatives, such as a deed in lieu of foreclosure or short sale transaction.

(2)	Loans impaired upon purchase as of March 31.
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

72	Freddie Mac

Table 46 — Single-Family Credit Loss Sensitivity

	Before Receipt of Credit Enhancements(1)		After Receipt of Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions, ratios in bps)
At:
March 31, 2014	$4,351	26.4	$4,035	24.4
December 31, 2013	$3,931	23.8	$3,628	21.9
September 30, 2013	$4,059	24.6	$3,734	22.6
June 30, 2013	$4,000	24.3	$3,663	22.2
March 31, 2013	$4,961	30.3	$4,575	27.9

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans have any mitigating effect on our credit losses.

(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.

(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.

(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.
Institutional Credit Risk
We continue to face challenges in reducing our risk concentrations with counterparties. The failure of any of our significant counterparties to meet their obligations to us could have a material adverse effect on our results of operations, financial condition, and our ability to conduct future business. For more information, see “RISK FACTORS — Competitive and Market Risks —We depend on our institutional counterparties to provide services that are critical to our business, and our results of operations or financial condition may be adversely affected if one or more of our counterparties do not meet their obligations to us” in our 2013 Annual Report.
Single-family Mortgage Seller/Servicers
We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 54% of our single-family purchase volume during the first quarter of 2014. Wells Fargo Bank, N.A. accounted for 14% of our single-family mortgage purchase volume and was the only single-family seller/servicer that comprised 10% or more of our purchase volume during the first quarter of 2014.
We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans and service our mortgage loans, and represent and warrant to do so in accordance with our standards. If we subsequently discover that the representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB. For more information on contractual arrangements with our seller/servicers, see "RISK MANAGMENT — Credit Risk — Institutional Credit Risk — Single-family Mortgage Seller/Servicers" in our 2013 Annual Report.
Our exposure to single-family mortgage seller/servicers has been high in recent years with respect to their repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us, or that they service for us. In 2013, we substantially achieved the goal set for us (in the 2013 Conservatorship Scorecard) to complete our requests for remedies for breaches of seller representations and warranties related to pre-conservatorship loan activity. Although we resolved a significant amount of requests in 2013, including through negotiated agreements, the balance of repurchase requests outstanding remained high at December 31, 2013. During the first quarter of 2014, we recovered amounts from seller/servicers with respect to $1.0 billion in UPB of loans subject to our repurchase requests, including $0.4 billion in UPB related to settlement agreements to release specified loans from certain repurchase obligations in exchange for one-time cash payments. As a result, the UPB of loans subject to open repurchase requests declined significantly in the first quarter of 2014. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Seller/Servicers” for more information about these agreements. We believe that our repurchase request volumes with our sellers will likely continue to decline in the remainder of 2014.
The UPB of loans subject to open repurchase requests (both seller and servicer related) declined to $1.2 billion at March 31, 2014 from $2.2 billion at December 31, 2013 as we resolved many of the requests that had been outstanding for more than four months. The balance as of March 31, 2014 and December 31, 2013 excludes $0.4 billion and $0.3 billion, respectively, in UPB related to notices of defect for servicing violations. The amount we expect to collect on the outstanding requests is significantly less than the UPB of the related loans primarily because many will likely be satisfied by reimbursement of our realized credit losses by seller/servicers, instead of repurchase of loans at their UPB. Some of these requests also may be rescinded in the course of the contractual appeal process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancements (e.g., mortgage insurance), we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests will also be less than the UPB of the loans.

73	Freddie Mac

Historically, we have used a process of reviewing a sample of the loans we purchase to validate compliance with our underwriting standards. In addition, we review many delinquent loans and loans that have resulted in credit losses, such as through foreclosure or short sale. The loan review and appeal process is lengthy, and we are continuing to complete and compile the results of our review of 2013 originations. In recent periods, we also made revisions to our loan review process that are designed to standardize the process and facilitate more timely review of loans we purchase.
Our estimate of recoveries from seller and servicer repurchase obligations is considered in our allowance for loan losses; however, our actual recoveries may be different than our estimates. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves; however, our actual losses may exceed our estimates.
We do not have our own mortgage loan servicing operation. Instead, our customers perform the primary servicing function on our loans on our behalf. A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. If our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 24% and 12%, respectively, of our single-family mortgage loans as of March 31, 2014. We continue to face challenges with respect to the performance of certain of our seller/servicers in managing our seriously delinquent loans. As part of our efforts to address this issue and mitigate our credit losses, we facilitated the transfer of servicing for $7.1 billion in UPB of loans from our primary servicers to specialty servicers during the first quarter of 2014. Some of these specialty servicers have grown rapidly in the last two years and now service a large share of our loans. We also seek remedies such as compensatory fees for failure to perform certain requirements with respect to the servicing of delinquent loans.
We rely on our seller/servicers to perform loan workout activities as well as foreclosures on loans that they service for us. Our credit losses could increase to the extent that our seller/servicers do not fully perform these obligations in a timely manner. We also continue to be adversely affected by the length of the foreclosure timeline, particularly in states that require a judicial foreclosure process, which has provided challenges to our seller/servicers because they have had to change their processes for compliance with the requirements of each jurisdiction. For more information on our exposure to our seller/servicers and repurchase requests, see “RISK FACTORS — Competitive and Market Risks — Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to perform their repurchase and other obligations to us" in our 2013 Annual Report.
Multifamily Mortgage Seller/Servicers
We acquire a significant portion of our multifamily new business volume from several large sellers. We are exposed to certain institutional credit risks arising from the potential non-performance by our multifamily sellers and mortgage servicers. Our top three multifamily sellers, Wells Fargo Bank, N.A., CBRE Capital Markets, Inc. and Holliday Fenoglio Fowler, L.P., accounted for 18%, 15% and 10%, respectively, of our multifamily new business volume for the three months ended March 31, 2014. Our top 10 multifamily sellers represented an aggregate of approximately 87% of our multifamily new business volume for the three months ended March 31, 2014.
A significant portion of our multifamily mortgage portfolio, excluding K Certificates, is serviced by several large multifamily servicers. As of March 31, 2014, our top three multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., and CBRE Capital Markets, Inc., each serviced more than 10% of our multifamily mortgage portfolio, excluding K Certificates, and together serviced approximately 37% of this portfolio.
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
We attempt to manage this risk by establishing eligibility standards for mortgage insurers and by monitoring our exposure to individual mortgage insurers. Our monitoring includes performing periodic analysis of the financial capacity of individual mortgage insurers under various adverse economic conditions. Our ability to manage this risk is limited as: (a) certain of our mortgage insurers are operating below our eligibility thresholds; and (b) our ability to revoke a mortgage insurer's status as an eligible insurer requires FHFA approval under certain circumstances. The 2013 Conservatorship Scorecard included a goal for us to develop counterparty risk management standards for mortgage insurers, including aligned master policies and eligibility requirements. In connection with this goal, we expect to implement new master policies and eligibility requirements (including capital requirements) for mortgage insurers during 2014.
As part of the estimate of our loan loss reserves, we evaluate the recovery and collectability related to mortgage insurance policies on mortgage loans we own or guarantee. We also evaluate the collectability of outstanding receivables from these counterparties related to unpaid claims.

74	Freddie Mac

The majority of our mortgage insurance exposure is concentrated with four mortgage insurers, certain of which have been under financial stress during the last several years. Some of our eligible mortgage insurers have, in the past, exceeded risk to capital ratios required by their state insurance regulators. Although the financial condition of these mortgage insurers has improved in recent periods, there is still a significant risk that some of these counterparties may fail to fully meet their obligations. Except for those insurers under regulatory or court-ordered supervision, which no longer issue new coverage, we continue to acquire new loans with mortgage insurance from the mortgage insurers shown in the table below, many of which have credit ratings below investment grade. Our ability to reduce our exposure to individual mortgage insurers is limited. In recent years, new entrants have emerged that will likely diversify a concentrated industry over time.
The table below summarizes our exposure to mortgage insurers as of March 31, 2014. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance. As of March 31, 2014, we had primary mortgage insurance coverage on loans that represented approximately 12% of the UPB of our single-family credit guarantee portfolio.
Table 47 — Mortgage Insurance by Counterparty(1)

			As of March 31, 2014
			UPB of Covered Loans		Coverage Outstanding
Counterparty Name	Credit Rating	Credit Rating Outlook	Primary Insurance(2)	Pool Insurance(2)	Primary Insurance(3)	Pool Insurance(3)
			(dollars in billions)
Mortgage Guaranty Insurance Corporation (MGIC)	BB-	Stable	$45.1	$1.5	$11.3	$ <	0.1
Radian Guaranty Inc. (Radian)	BB-	Positive	45.0	3.0	11.3		1.0
United Guaranty Residential Insurance Company	BBB+	Stable	42.4	0.1	10.7		<0.1
Genworth Mortgage Insurance Corporation	BB-	Positive	28.7	0.2	7.2		<0.1
PMI Mortgage Insurance Co. (PMI)(4)	Not Rated	N/A	13.8	0.2	3.4		0.1
Essent Guaranty, Inc.	BBB	Stable	11.6	—	2.9		—
Republic Mortgage Insurance Company (RMIC)(5)	Not Rated	N/A	11.1	0.5	2.8		<0.1
Triad Guaranty Insurance Corporation (Triad)(6)	Not Rated	N/A	5.0	0.2	1.3		<0.1
Arch Mortgage Insurance Company (Arch)(7)	BBB+	Stable	2.8	—	0.7		—
Total			$205.5	$5.7	$51.6		$1.1

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of April 24, 2014. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

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

(4)	In March 2014, PMI began paying valid claims 67% in cash and 33% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 55% in cash.

(5)	Under a plan announced in November 2012, RMIC is paying all valid claims settled on or after January 19, 2012, 60% in cash and 40% in deferred payment obligations.

(6)	In December 2013, under a plan approved by its state regulator, Triad began paying valid claims 75% in cash and 25% in deferred payment obligations.

(7)
In January 2014, Arch announced it had completed the acquisition of CMG Mortgage Insurance Company (CMG) and also the purchase of the mortgage insurance operating platform of PMI. Arch assumed the obligations of CMG in that transaction.

We received proceeds of $0.4 billion in both the first quarters of 2014 and 2013 from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers (excluding deferred payment obligations associated with unpaid claim amounts), net of associated reserves, of $0.4 billion and $0.5 billion at March 31, 2014 and December 31, 2013, respectively.
PMI, RMIC, and Triad are all under regulatory or court-ordered supervision, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. However, the state regulators of these companies have generally not allowed them to pay their respective deferred payment obligations in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers shown in the table above. As of March 31, 2014, we had cumulative unpaid deferred payment obligations of $0.6 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain.
Bond Insurers

75	Freddie Mac

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
Table 48 — Bond Insurance by Counterparty(1)

			As of March 31, 2014
Counterparty Name	Credit Rating	Credit Rating Outlook	Coverage Outstanding(2)	Percent of Total Coverage Outstanding(2)
			(dollars in millions)
Ambac Assurance Corporation (Ambac)(3)	Not Rated	N/A	$3,565	47%
Financial Guaranty Insurance Company (FGIC)(3)	Not Rated	N/A	1,330	18
National Public Finance Guarantee Corp.	BBB+	Positive	1,058	14
MBIA Insurance Corp.	B-	Positive	866	12
Assured Guaranty Municipal Corp.	A	Stable	628	8
Syncora Guarantee Inc. (Syncora)(3)	Not Rated	N/A	48	1
CIFG Assurance Corporation	Not Rated	N/A	30	<1
Total			$7,525	100%

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest ratings available as of April 24, 2014. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

(2)	Represents maximum principal exposure to credit losses.

(3)	Ambac, FGIC, and Syncora are currently operating under regulatory or court-ordered supervision.
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
In January 2014, FGIC, which had not paid claims since November 2009, began making cash payments of 17% in cash and the remainder in deferred payment obligations. In the third quarter of 2012, Ambac, which had not paid claims since March 2010, began making cash payments equal to 25% of the permitted amount of each policy claim. In 2013, Ambac also began making supplemental payments, equal to all or a portion of the permitted policy claim, with respect to certain specified securities. For more information concerning Ambac and FGIC, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” in our 2013 Annual Report.
In the event one or more of our other bond insurers were to become subject to a regulatory order or insolvency proceeding, our ability to recover certain unrealized losses on our non-agency mortgage-related securities would be negatively affected. We considered our expectations regarding our bond insurers’ ability to meet their obligations in making our impairment determinations on our non-agency mortgage-related securities at March 31, 2014 and December 31, 2013. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.
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
Our cash and other investment counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. As of March 31, 2014 and December 31, 2013, including amounts related to our consolidated VIEs, there were $48.8 billion and $85.9 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; or (c) cash deposited with the Federal Reserve Bank of New York. Although we monitor the financial strength of our counterparties to these transactions and have collateral maintenance requirements for our securities purchased under agreements to resell, we have exposure to loss should any of our

76	Freddie Mac

counterparties fail. See "RISK FACTORS — Our business could be adversely affected if counterparties to derivatives and short-term lending and other transactions fail to meet their obligations to us" in our 2013 Annual Report for further information. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.
For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.8 — Trading Securities.”
Agency and Non-Agency Mortgage-Related Security Issuers
Our investments in securities expose us to institutional credit risk to the extent that servicers, issuers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations. Our investments in non-Freddie Mac mortgage-related securities include both agency and non-agency securities. Agency securities have historically presented minimal institutional credit risk due to the guarantee provided by those institutions, and the U.S. government’s support of those institutions. However, we recognized impairment charges in the first quarters of 2014 and 2013 related to certain of our investments in non-agency mortgage-related securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for further information about these securities, including a discussion of the higher-risk components of these investments.
In recent periods, the portion of single-family mortgages underlying our investments in non-agency mortgage-related securities that is serviced by specialty servicers (i.e., non-bank financial institutions that specialize in servicing troubled loans) has grown. The expansion of these specialty servicers' portfolios could adversely impact these securities in the event that the transfers of loan servicing to these parties introduces operational and capacity challenges.
At the direction of our Conservator, we are working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in various efforts, in some cases in conjunction with other investors, to mitigate or recover losses on our investments in these securities. During the first quarter of 2014, we and FHFA reached settlements with certain parties pursuant to which we received an aggregate of approximately $4.5 billion. Lawsuits against a number of parties are currently pending. The effectiveness of our efforts is uncertain and any potential recoveries may take significant time to realize. For more information on these efforts, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
Derivative Counterparties
We use cleared derivatives, exchange-traded derivatives, and OTC derivatives, and are exposed to institutional credit risk with respect to these derivatives. For more information about these derivatives and how we seek to manage our exposure to institutional credit risk related to our derivative counterparties, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties” in our 2013 Annual Report.
The relative concentration of our derivative exposure among our primary OTC derivative counterparties remains high as compared to levels experienced prior to 2009. This concentration could further increase. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES” for additional information.
The table below summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty or clearing member where allowable. For OTC interest-rate swaps and option-based derivatives that are in an asset position, we hold collateral against those positions in accordance with agreed upon thresholds. The collateral posting thresholds assigned to these counterparties depend on the credit rating of the counterparty and are based on our credit risk policies. In addition, we have OTC interest-rate swap and option-based derivative liabilities where we post collateral to counterparties in accordance with agreed upon thresholds. Pursuant to certain collateral agreements we have with these counterparties, the collateral posting threshold we are assigned is based on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Derivative Assets and Liabilities, Net” and “Table 24 — Derivative Fair Values and Maturities” for a reconciliation of fair value to the amounts presented on our consolidated balance sheets as of March 31, 2014, which includes both cash collateral held and posted by us, net.

77	Freddie Mac

Table 49 — Derivative Counterparty Credit Exposure

	As of March 31, 2014
Rating(1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold
	(dollars in millions)
AA-	4	$46,082	$243	$60	4.3	$10 million or less
A+	3	31,075	982	7	5.9	$1 million or less
A	9	311,641	765	68	5.3	$1 million or less
BBB+	2	29,968	153	35	7.8	$ —
BBB	1	30,650	—	—	4.7	$ —
Subtotal	19	449,416	2,143	170	5.4
Cleared and exchange-traded derivatives		207,509	20	572
Commitments		23,563	41	41
Swap guarantee derivatives		3,412	—	—
Other derivatives(6)		9,853	—	—
Total derivatives		$693,753	$2,204	$783

	As of December 31, 2013
Rating(1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold
	(dollars in millions)
AA-	4	$52,687	$191	$49	4.3	$10 million or less
A+	3	31,910	1,052	13	6.0	$1 million or less
A	9	345,824	931	110	5.1	$1 million or less
A-	1	35,935	300	16	6.7	$1 million or less
BBB+	1	33	2	—	0.6	$ —
BBB	1	38,442	—	—	5.4	$ —
Subtotal	19	504,831	2,476	188	5.2
Cleared and exchange-traded derivatives		188,236	790	382
Commitments		18,731	61	61
Swap guarantee derivatives		3,477	—	—
Other derivatives(6)		9,751	—	—
Total derivatives		$725,026	$3,327	$631

(1)
Ratings of our OTC interest-rate swap, options-based derivative (excluding certain written options), and foreign-currency swap derivative counterparties. We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the Moody’s rating of the legal entity is stated in terms of the S&P equivalent. Our last foreign-currency swaps matured in January 2014.

(2)	Based on legal entities.

(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.

(4)
For each counterparty, this amount includes derivatives with a positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable and trade/settle receivable or payable, when applicable.

(5)
Calculated as Total Exposure at Fair Value less both cash and non-cash collateral held as determined at the counterparty level. At March 31, 2014 and December 31, 2013, $372 million and $432 million, respectively, of non-cash collateral had been posted to us. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level. For more information about collateral we have posted in connection with cleared and exchange-traded derivatives, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged.”

(6)
Consists primarily of certain written options and certain credit derivatives. Written options do not present counterparty credit exposure because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

Over time, our exposure to individual derivative counterparties varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, and the amount of derivatives held. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Derivative Portfolio — Master Netting and Collateral Agreements” for more information about our maximum loss for accounting purposes and concentrations of counterparty risk related to derivative counterparties.
Approximately 95% of our counterparty credit exposure for OTC interest-rate swap and option-based derivatives was collateralized at March 31, 2014 (excluding amounts related to our posting of cash collateral in excess of our derivative liability

78	Freddie Mac

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
Four counterparties each accounted for greater than 10% and collectively accounted for 66% of our net uncollateralized exposure to derivative counterparties, excluding cleared and exchange-traded derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives at March 31, 2014. Three of these counterparties, Royal Bank of Canada, Deutsche Bank, AG, and Goldman Sachs Bank USA, were rated “A” or above and Royal Bank of Scotland PLC was rated "BBB+" using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of April 24, 2014.
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
Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to a central clearing requirement. Our exposure to cleared and exchange-traded derivatives was $572 million and $382 million as of March 31, 2014 and December 31, 2013, respectively. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. We are required to post margin in connection with our cleared and exchange-traded derivatives. At March 31, 2014, the majority of our exposure for our cleared and exchange-traded derivatives resulted from our posting of initial margin. The amount of margin we must post for cleared and exchange-traded derivatives may be based, in part, on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged.”
The total exposure on our forward purchase and sale commitments for mortgages and mortgage-related securities, treated as derivatives for accounting purposes, was $41 million and $61 million at March 31, 2014 and December 31, 2013, respectively. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization.
Operational Risks
We continue to make strategic investments to maintain and improve our ability to operate the company for the foreseeable future in conservatorship and potentially afterwards. We also continue to strengthen our operations. Beginning in mid-2012 and continuing in 2013 and 2014, we took steps to enhance management’s focus on control issues by elevating awareness of those issues across the company and stressing timely remediation. In addition, our human capital risks have stabilized in recent periods, as increased levels of voluntary turnover experienced in 2011 have abated. However, we continue to face significant levels of operational risk. Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud, and failures of the technology used to support our business activities. For more information, see "MD&A — RISK MANAGEMENT — Operational Risks" and "RISK FACTORS — Operational Risks" in our 2013 Annual Report.
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. As of March 31, 2014, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see “CONTROLS AND PROCEDURES.”
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our business activities require that we maintain adequate liquidity to fund our operations. For a discussion of uses and sources of cash, see "MD&A — LIQUIDITY AND CAPITAL RESOURCES" in our 2013 Annual Report.
We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities. However, the costs and

79	Freddie Mac

availability of our debt funding could vary for a number of reasons, including the uncertainty about the future of the GSEs and any future downgrades in our credit ratings or the credit ratings of the U.S. government. For more information, see “Other Debt Securities — Credit Ratings,” as well as “RISK FACTORS — Competitive and Market Risks — Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business” in our 2013 Annual Report.
Our securities and other obligations are not guaranteed by the U.S. government and do not constitute a debt or obligation of the U.S. government or any agency or instrumentality thereof, other than Freddie Mac. We continue to manage our debt issuances to remain in compliance with the aggregate indebtedness limits set forth in the Purchase Agreement.
Liquidity Management
Maintaining sufficient liquidity is of primary importance to and a cost of our business. For a discussion of our liquidity management practices and policies and related FHFA guidance, see "MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Liquidity Management" in our 2013 Annual Report.
To facilitate cash management, we forecast cash outflows and inflows using assumptions and models. These forecasts help us to manage our liabilities with respect to asset purchases and runoff, when financial markets are not in crisis. For further information on our management of interest-rate risk associated with asset and liability management, see “MD&A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” in our 2013 Annual Report.
During the three months ended March 31, 2014, the majority of the funds used to cover our short-term cash liquidity needs was deposited with the Federal Reserve Bank of New York, invested in short-term assets with a rating of A-1/P-1 or AAA, or was issued by a counterparty with that rating. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, we make an assessment whether to exit the existing position or continue to do business with the counterparty.
Our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market interest rates, market confidence, operational risks, and other factors. For more information, see “RISK FACTORS — Competitive and Market Risks — Our investment activities may be adversely affected by limited availability of financing and increased funding costs” in our 2013 Annual Report.
Other Debt Securities
During the three months ended March 31, 2014, we had sufficient access to the debt markets due largely to support from the U.S. government. Our effective short-term debt was 40% of outstanding other debt at March 31, 2014 as compared to 43% at December 31, 2013. Effective short-term debt is the aggregate of short-term debt and the current portion of long-term debt (the portion due within one year). The categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt. We rely significantly on our ability to issue debt on an on-going basis to refinance our short-term debt.
Our debt cap under the Purchase Agreement is $663.0 billion in 2014 and will decline to $563.6 billion on January 1, 2015. As of March 31, 2014, our aggregate indebtedness was $458.3 billion. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.
Other Debt Activities
The table below summarizes the par value of other debt securities we issued or paid off, based on settlement dates, during the three months ended March 31, 2014 and 2013. We repurchase, call, or exchange our outstanding medium- and long-term debt securities from time to time for a variety of reasons, including: (a) to help support the liquidity and predictability of the market for our other debt securities; (b) to manage the mix of liabilities funding our assets; or (c) for economic reasons.

80	Freddie Mac

Table 50 — Activity in Other Debt

	Three Months Ended March 31,
	2014	2013
	(dollars in millions)
Beginning balance	$511,345	$552,472
Issued during the period:
Short-term:
Amount	$40,056	$77,562
Weighted-average effective interest rate	0.11%	0.13%
Long-term:
Amount	$22,947	$30,300
Weighted-average effective interest rate	1.23%	0.90%
Total issued:
Amount	$63,003	$107,862
Weighted-average effective interest rate	0.52%	0.35%
Paid off during the period:(1)
Short-term:
Amount	$(66,642)	$(71,168)
Weighted-average effective interest rate	0.12%	0.14%
Long-term:(2)
Amount	$(49,372)	$(54,549)
Weighted-average effective interest rate	1.66%	1.49%
Total paid off:
Amount	$(116,014)	$(125,717)
Weighted-average effective interest rate	0.77%	0.73%
Ending balance	$458,334	$534,617

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls, and payments for repurchases. Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

(2)	For the three months ended March 31, 2014 and 2013, respectively, includes foreign exchange translation of $7 million and $5 million for foreign-currency denominated debt.
Credit Ratings
Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of April 24, 2014.
Table 51 — Freddie Mac Credit Ratings

Nationally Recognized Statistical Rating Organization
	S&P	Moody’s	Fitch
Senior long-term debt(1)	AA+	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	AA-	Aa2	AA-
Preferred stock(4)	D	Ca	C/RR6
Outlook	Stable	Stable	Stable

(1)	Consists of medium-term notes and U.S. dollar Reference Notes securities.

(2)	Consists of Reference Bills securities and discount notes.

(3)	Consists of Freddie SUBS securities.

(4)	Does not include senior preferred stock issued to Treasury.
Our credit ratings and outlooks are primarily based on the support we receive from Treasury, and therefore, are affected by changes in the credit ratings and outlooks of the U.S. government. In March 2014, Fitch affirmed our debt ratings, removed the ratings from Ratings Watch Negative (RWN) and assigned a Rating Outlook of Stable. This action followed Fitch's affirmation of the U.S. government's debt ratings with a Stable Outlook, resolving the RWN placed on the ratings in October 2013. For information about factors that could lead to future ratings actions, and the potential impact of a downgrade in our credit ratings, see “RISK FACTORS — Competitive and Market Risks — Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business” in our 2013 Annual Report.

81	Freddie Mac

A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities
Excluding amounts related to our consolidated VIEs, we held $44.1 billion and $77.1 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at March 31, 2014 and December 31, 2013, respectively. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At March 31, 2014, our non-mortgage-related securities consisted of Treasury notes and Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintained non-interest-bearing deposits at the Federal Reserve Bank of New York, which are included in cash and cash equivalents on our consolidated balance sheets. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”
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
Cash Flows
Our cash and cash equivalents decreased by $0.7 billion to $10.6 billion during the three months ended March 31, 2014, as compared to an increase of $19.2 billion to $27.7 billion during the three months ended March 31, 2013. Cash flows provided by operating activities during the three months ended March 31, 2014 and 2013 were $4.2 billion and $1.1 billion, respectively, primarily driven by cash proceeds from net interest income. Cash flows provided by investing activities during the three months ended March 31, 2014 and 2013 were $84.6 billion and $140.2 billion, respectively, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans and a net decrease in federal funds sold and securities purchased under agreements to resell. Cash flows used for financing activities during the three months ended March 31, 2014 and 2013 were $89.5 billion and $122.1 billion, respectively, largely attributable to funds used to repay debt securities of consolidated trusts held by third parties and other debt.
In the first quarter of 2014, we reclassified net discounts paid on retirements of other debt and net premiums received from issuance of debt securities of consolidated trusts and other debt from cash flows from operating activities to cash flows from financing activities on our consolidated statements of cash flows. This reclassification resulted in a decrease of $852 million to net cash provided by operating activities and an increase of $852 million to net cash used in financing activities for the three months ended March 31, 2013.
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
At March 31, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. In future periods, we may experience variability in our net income and/or comprehensive income due to changes in factors such as interest rates, yield curves, mortgage spreads, and home prices. Such changes could adversely affect our net worth and result in additional draws under the Purchase Agreement. For more information, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods” in our 2013 Annual Report.
Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. Obtaining funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” in our 2013 Annual Report for additional information on mandatory receivership.

82	Freddie Mac

Based on our Net Worth Amount at March 31, 2014 and the 2014 Capital Reserve Amount of $2.4 billion, our dividend obligation to Treasury in June 2014 will be $4.5 billion. We paid dividends of $10.4 billion in cash on the senior preferred stock during the three months ended March 31, 2014, based on our Net Worth Amount at December 31, 2013. Through March 31, 2014, we have paid aggregate cash dividends to Treasury of $81.8 billion, an amount that is $10.4 billion more than our aggregate draws received under the Purchase Agreement.
At March 31, 2014, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.
Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. In addition, under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference. Accordingly, while we have paid aggregate cash dividends to Treasury of $81.8 billion, the liquidation preference on the senior preferred stock remains $72.3 billion.
For more information on these matters, see “BUSINESS — Conservatorship and Related Matters” and “— Regulation and Supervision” in our 2013 Annual Report.
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
We categorize assets and liabilities recorded or disclosed at fair value within the fair value hierarchy based on the valuation processes used to derive their fair values and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on market conditions. We review ranges of third-party prices and transaction volumes, and hold discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the inputs are observable and whether the principal markets are active or inactive. For additional information regarding our classification of assets and liabilities within the fair value hierarchy, the valuation techniques and processes used to measure fair value, and controls over fair value measurement, see “MD&A — FAIR VALUE BALANCE SHEETS AND ANALYSIS” in our 2013 Annual Report and “NOTE 16: FAIR VALUE DISCLOSURES.”
Level 3 Recurring Fair Value Measurements
At both March 31, 2014 and December 31, 2013, we measured and recorded 31% of total assets carried at fair value on a recurring basis using unobservable inputs (Level 3). At March 31, 2014 and December 31, 2013, we measured and recorded 6% and 11%, respectively, of total liabilities carried at fair value on a recurring basis using unobservable inputs (Level 3). These percentages were calculated before the impact of counterparty and cash collateral netting. The process for determining fair value using unobservable inputs is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. See “NOTE 16: FAIR VALUE DISCLOSURES — Changes in Fair Value Levels” for a discussion of changes in our Level 3 assets and liabilities and “—Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” for the Level 3 reconciliation.
Consideration of Credit Risk in Our Valuation
We consider credit risk in the valuation of our assets and liabilities through consideration of credit risk of the counterparty in asset valuations and through consideration of our own institutional credit risk in liability valuations on our GAAP consolidated balance sheets. For more information, see "MD&A — FAIR VALUE BALANCE SHEETS AND ANALYSIS — Consideration of Credit Risk in Our Valuation" in our 2013 Annual Report.
For a discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “Table 16 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk.”
See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties” in this Form 10-Q and our 2013 Annual Report for a discussion of our derivative counterparty credit risk.
Consolidated Fair Value Balance Sheets Analysis
The consolidated fair value balance sheets in the table below are a supplemental disclosure not intended to be in conformity with GAAP, and present our estimates of the fair value of our assets and liabilities at March 31, 2014 and December 31, 2013. The valuations of financial instruments included on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures. In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks,” “RISK FACTORS” and “RISK MANAGEMENT — Operational Risks” in our 2013 Annual Report for information concerning the risks associated with these models.

83	Freddie Mac

Limitations
Our consolidated fair value balance sheets do not capture all elements of value that are implicit in our operations as a going concern because they only capture the values of the current investment and guarantee portfolios as of the dates presented. In addition, the judgments, assumptions and methodologies used by management may have a significant effect on our measurements of fair value, and the use of different judgments, assumptions and methodologies, as well as changes in market conditions, could have a material effect on the fair value of net assets presented on our consolidated fair value balance sheets. For more information, see "MD&A — FAIR VALUE BALANCE SHEETS AND ANALYSIS — Consolidated Fair Value Balance Sheets Analysis — Limitations" in our 2013 Annual Report.
Table 52 — Consolidated Fair Value Balance Sheets

	March 31, 2014		December 31, 2013
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
	(in billions)
Assets
Cash and cash equivalents	$10.6	$10.6	$11.3	$11.3
Restricted cash and cash equivalents	3.2	3.2	12.2	12.2
Federal funds sold and securities purchased under agreements to resell	35.0	35.0	62.4	62.4
Investments in securities:
Available-for-sale, at fair value	118.6	118.6	128.9	128.9
Trading, at fair value	30.0	30.0	23.4	23.4
Total investments in securities	148.6	148.6	152.3	152.3
Mortgage loans:
Mortgage loans held by consolidated trusts	1,533.1	1,519.8	1,529.9	1,507.7
Unsecuritized mortgage loans	147.8	133.3	154.9	138.2
Total mortgage loans	1,680.9	1,653.1	1,684.8	1,645.9
Derivative assets, net	1.2	1.2	1.1	1.1
Other assets	42.0	42.0	42.0	42.0
Total assets	$1,921.5	$1,893.7	$1,966.1	$1,927.2
Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,446.5	$1,460.1	$1,434.0	$1,436.9
Other debt	453.8	461.0	506.8	512.8
Total debt, net	1,900.3	1,921.1	1,940.8	1,949.7
Derivative liabilities, net	0.1	0.1	0.2	0.2
Other liabilities	14.2	20.6	12.2	18.5
Total liabilities	1,914.6	1,941.8	1,953.2	1,968.4
Net assets
Senior preferred stock	72.3	72.3	72.3	72.3
Preferred stock	14.1	5.5	14.1	4.4
Common stock	(79.5)	(125.9)	(73.5)	(117.9)
Total net assets	6.9	(48.1)	12.9	(41.2)
Total liabilities and net assets	$1,921.5	$1,893.7	$1,966.1	$1,927.2

(1)	Equals the amount reported on our GAAP consolidated balance sheets.
Discussion of Fair Value Results
The table below summarizes the change in the fair value of net assets for the three months ended March 31, 2014.

84	Freddie Mac

Table 53 — Summary of Change in the Fair Value of Net Assets

Three Months Ended March 31, 2014
(in billions)
Beginning balance	$(41.2)
Changes in fair value of net assets, before capital transactions	3.5
Subtotal - balance before 2014 capital transactions	(37.7)
Capital transactions:
Dividends and share issuances, net(1)	(10.4)
Ending balance	$(48.1)

(1)	We did not receive funds from Treasury during the three months ended March 31, 2014 under the Purchase Agreement.
During the three months ended March 31, 2014, the fair value of net assets, before capital transactions, increased by $3.5 billion, primarily due to a benefit from settlements related to lawsuits regarding our investments in certain non-agency single-family mortgage-related securities. See “Table 52 — Consolidated Fair Value Balance Sheets” for additional details.
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
We guarantee the payment of principal and interest on non-consolidated Freddie Mac guaranteed mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and the other guarantee commitments is primarily represented by the UPB of the underlying loans and securities, which was $103.7 billion and $101.0 billion at March 31, 2014 and December 31, 2013, respectively. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans. These non-derivative commitments totaled $294.0 billion and $289.7 billion in notional value at March 31, 2014 and December 31, 2013, respectively.
As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” which were $10.0 billion at both March 31, 2014 and December 31, 2013. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. In addition, as part of the HFA initiative, we, together with Fannie Mae, provide liquidity guarantees for certain variable-rate single-family and multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days. At March 31, 2014 and December 31, 2013, there were no liquidity guarantee advances outstanding.
We own interests in numerous entities that are considered to be VIEs for which we are not the primary beneficiary and which we do not consolidate in accordance with the accounting guidance for the consolidation of VIEs. These VIEs relate primarily to our investment activity in mortgage-related assets and non-mortgage assets, and include LIHTC partnerships, certain Other Guarantee Transactions, and certain asset-backed investment trusts. Our consolidated balance sheets reflect only our investment in the VIEs, rather than the full amount of the VIEs’ assets and liabilities. See “NOTE 3: VARIABLE INTEREST ENTITIES” in our 2013 Annual Report for additional information related to our variable interests in these VIEs.
For further information on our off-balance sheet arrangements, see "MD&A — Off-Balance Sheet Arrangements" in our 2013 Annual Report.

85	Freddie Mac

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
Our critical accounting policies and estimates relate to: (a) the allowance for loan losses and the reserve for guarantee losses; (b) fair value measurements; (c) impairment recognition on investments in securities; and (d) our ability to realize net deferred tax assets. For additional information about our critical accounting policies and estimates and other significant accounting policies, as well as recently issued accounting guidance, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2013 Annual Report and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in this Form 10-Q and our 2013 Annual Report.
FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for our single-family, multifamily, and investment businesses, our loan workout initiatives and other efforts to assist the housing market, liquidity, capital management, economic and market conditions and trends, market share, the effect of legislative and regulatory developments and new accounting guidance, credit quality of loans we own or guarantee, and results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “possible,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” section of our 2013 Annual Report, and:

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

•	the extent of our success in our efforts to mitigate our losses on our Legacy single-family books and our investments in non-agency mortgage-related securities;

•	the adequacy of our operating systems and infrastructure, and our ability to maintain the security of such systems and infrastructure;

•	changes in accounting standards, or in our accounting policies or estimates;

•	changes in economic and market conditions, including changes in employment rates, interest rates, yield curves, mortgage and debt spreads, and home prices;

•	changes in the U.S. residential mortgage market, including changes in the supply and type of mortgage products (e.g., refinance versus purchase, and fixed-rate versus ARM);

•	our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	our ability to recruit and retain executive officers and other key employees;

•	the adequacy of our risk management framework, internal control over financial reporting, and disclosure controls and procedures;

•	the failure of our customers, vendors, service providers, and counterparties to fulfill their obligations to us;

•	our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

86	Freddie Mac

•	our ability to manage interest-rate and other market risks, including the availability of derivative financial instruments needed for risk management purposes;

•	changes or errors in the methodologies, models, assumptions and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs and multifamily K Certificates);

•	adverse judgments or settlements in connection with judicial or regulatory proceedings;

•	changes in the practices of loan originators, investors and other participants in the secondary mortgage market;

•	the occurrence of a major natural or other disaster in areas in which our offices or portions of our total mortgage portfolio are concentrated; and

•	other factors and assumptions described in this Form 10-Q and our 2013 Annual Report, including in the “MD&A” sections.
Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.
RISK MANAGEMENT AND DISCLOSURE COMMITMENTS
Under an agreement with FHFA, we have committed to provide certain disclosures, including the interest-rate risk and credit risk sensitivity disclosures discussed below. FHFA has suspended certain other disclosure commitments under the agreement. For more information, see "MD&A — RISK MANAGEMENT AND DISCLOSURE COMMITMENTS" in our 2013 Annual Report.
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
LEGISLATIVE AND REGULATORY MATTERS
Legislation Related to Freddie Mac and its Future Status
Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term. Congress continues to consider legislation on the future state of Freddie Mac, Fannie Mae and the housing finance system. Recent developments are discussed below.
In March 2014, two new proposals for housing finance reform were released by members of Congress: on March 16, 2014, Senate Banking Committee Chairman Johnson and Ranking Member Crapo released a draft bill entitled the “Housing Finance Reform and Taxpayer Protection Act of 2014”; and on March 27, 2014, House Financial Services Committee Ranking Member Waters released a draft bill entitled the “Housing Opportunities Move the Economy (HOME) Forward Act of 2014.” These bills each propose to establish new, different housing finance systems to replace Freddie Mac and Fannie Mae. Each of the proposed bills, if enacted in its current form, would result in the wind-down and eventual liquidation of Freddie Mac and Fannie Mae, and would materially affect our business prior to our eventual liquidation. For example, both bills include provisions that: (a) require that we pay assessments or fees to help fund the operations of entities in the new housing finance system; (b) permit the sale or transfer of our infrastructure and assets to entities in the new housing finance system; (c) eliminate our housing goals; and (d) prohibit us from engaging in new business after a specified period of time, which may be within five years after enactment of the legislation.
The Johnson-Crapo bill maintains the current “net worth sweep” dividend payment provisions of Freddie Mac and Fannie Mae’s senior preferred stock purchase agreements with Treasury, except that amendments to facilitate the sale of our assets in compliance with our wind-down plan would be permitted. In addition, the Johnson-Crapo bill amends the statutory priority for paying unsecured claims in a receivership of Freddie Mac or Fannie Mae, putting amounts owed to the United States immediately after the administrative expenses of the receiver and before general creditors and other unsecured claims, unless the United States agrees or consents otherwise. By contrast, the Waters bill provides for distribution of the net earnings of Freddie Mac and Fannie Mae during the conservatorships in the following order of priority: (a) repayment of the senior preferred stock owned by Treasury; (b) payment of interest to Treasury at a rate of 10% per year over the term of the senior preferred stock; (c) establishment of any reserve funds Treasury determines are needed in connection with the wind-down of Freddie Mac and Fannie Mae; (d) payment of any deferred contributions to the Housing Trust Fund and Capital Magnet Fund that have not been paid; (e) purchase of other outstanding preferred shares; and (f) purchase of outstanding common shares, including warrants held by Treasury. The Waters bill provides for a full faith and credit U.S. government guaranty on all of Freddie Mac and Fannie Mae’s obligations, while the Johnson-Crapo bill provides for a U.S. government guaranty that is

87	Freddie Mac

limited to those obligations of Freddie Mac and Fannie Mae that are specified in the bill. There is uncertainty as to how certain of the provisions described above and other provisions of the bills would be applied.
We anticipate that other bills related to Freddie Mac, Fannie Mae and the future of the mortgage finance system will be introduced. We cannot predict whether any of such bills will be enacted.
For more information, see "BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Legislation Related to Freddie Mac and its Future Status" and “RISK FACTORS — Conservatorship and Related Matters — The future status and role of Freddie Mac are uncertain” in our 2013 Annual Report.
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
In February 2014, we submitted to FHFA and the Federal Reserve the results of our stress testing exercise, as required by regulations under the Dodd-Frank Act. Consistent with regulatory requirements, we publicly disclosed on our website the results of the "severely adverse" stress test scenario in April 2014.
We continue to review and assess the impact of rulemakings and other activities under the Dodd-Frank Act. For more information, see “RISK FACTORS — Legal and Regulatory Risks — Legislative or regulatory actions could adversely affect our business activities and financial results” in our 2013 Annual Report.
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
Among other requirements, this Advisory Bulletin requires that we classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). For multifamily loans, the Advisory Bulletin requires any portion of a loan balance that exceeds the amount secured by the fair value of the collateral, less costs to sell, for which there is no available and reliable source of repayment other than the sale of the underlying real estate collateral, to be classified as a “loss.” The Advisory Bulletin also requires us to charge off the portion of the loan classified as a “loss.” The Advisory Bulletin specifies that, if we subsequently receive full or partial payment of a previously charged-off loan, we may report a recovery of the amount, either through our loss reserves or as a reduction in our foreclosed property expenses. In May 2013, FHFA issued an additional Advisory Bulletin clarifying the implementation timeline for AB 2012-02, requiring that: (a) the asset classification provisions of AB 2012-02 should be implemented by January 1, 2014; and (b) the charge-off provisions of AB 2012-02 should be implemented no later than January 1, 2015.
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
We are working with FHFA to consider how the Advisory Bulletin may impact our credit risk management practices. Our recent experience indicates that a significant percentage of our modifications are initiated after loans become 180 days delinquent. This is a result of a number of factors, including servicer backlogs, lack of borrower responsiveness to loss mitigation efforts, and extended foreclosure timelines, which affect the willingness of borrowers to engage regarding loss

88	Freddie Mac

mitigation options. Given the current rate of modification activity after loans become 180 days delinquent, the benefit we expect to realize from modifications from this population of loans from borrower re-performance is significant. In July 2013, we introduced a streamlined modification program, which may accelerate the timing of our modifications; however, we still expect that a meaningful amount of modifications will be initiated after our loans become 180 days delinquent.
We are working with FHFA to resolve certain implementation issues related to our adoption of the Advisory Bulletin. However, we do not expect that the Advisory Bulletin will have a material impact on our financial position or results of operations.
Affordable Housing Goals for 2013
In March 2014, we reported to FHFA that we achieved two of the five single-family affordable housing benchmarks and both multifamily affordable housing goals for 2013. Freddie Mac may achieve a single-family housing goal by meeting or exceeding either: (a) the FHFA benchmark for that goal; or (b) the actual share of the market that meets the criteria for that goal. FHFA will ultimately make the determination as to whether we achieved compliance with the housing goals for 2013. For more information, see "BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Affordable Housing Goals" in our 2013 Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest-Rate Risk and Other Market Risks
Our mortgage-related investments portfolio (i.e., mortgage loans and mortgage-related securities), non-mortgage investments, and unsecured debt expose us to interest-rate risk and other market risks, including basis and spread risk, and prepayment risk arising from credit risk primarily from: (a) the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities; and (b) unexpected prepayments or differences in expected cash flows due to default of the underlying borrower or modification of loan terms by the servicer. For a majority of our mortgage-related investments, the mortgage borrower has the option to make unscheduled payments of additional principal or to completely pay off a mortgage loan at any time before its scheduled maturity date (without having to pay a prepayment penalty) or make principal payments in accordance with their contractual obligation. For more information on credit risk, see "RISK MANAGEMENT — Credit Risk." See "MD&A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks" in our 2013 Annual Report for a discussion of our market risk exposures, including those related to derivatives, institutional counterparties, and other market risks.
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
Limitations of Market Risk Measures
Our PMVS and duration gap estimates are determined using models that involve our judgment of interest-rate and prepayment assumptions. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. There could be times when we hedge differently than our model estimates during the period (i.e., when we are making changes or market updates to these models). While PMVS and duration gap estimate our exposure to changes in interest rates, they do not capture the potential impact of certain other market risks, such as changes in volatility and basis risk. The impact of these other market risks can be significant. For a further discussion of limitations, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks — Portfolio Market Value Sensitivity and Measurement of Interest-Rate Risk — Limitations of Market Risk Measures" in our 2013 Annual Report.
Duration Gap and PMVS Results
The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the three months ended March 31, 2014 and 2013. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not

89	Freddie Mac

hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear.
Our PMVS-L (50 basis points) exposure at March 31, 2014 was $4 million, which decreased compared to December 31, 2013 primarily due to a decrease in our duration exposure. On an average basis for the three months ended March 31, 2014, our PMVS-L (50 basis points) was $84 million, primarily resulting from our duration exposure on our mortgage assets.
Table 54 — PMVS and Duration Gap Results

				PMVS-YC	PMVS-L
				25 bps	50 bps	100 bps
				(in millions)
Assuming shifts of the LIBOR yield curve:
March 31, 2014				$15	$4	$—
December 31, 2013				$—	$176	$368

	Three Months Ended March 31,
	2014			2013
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	(0.3)	$12	$84	0.3	$19	$269
Minimum	(2.4)	$1	$—	(0.2)	$—	$161
Maximum	0.4	$50	$509	0.8	$43	$418
Standard deviation	0.7	$12	$135	0.3	$12	$54
Derivatives have historically enabled us to reduce our interest-rate risk exposure, which could have been higher without the use of derivatives. The table below shows that the PMVS-L risk levels for the periods presented would have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(2.4) billion at March 31, 2014, an increase of $0.4 billion from December 31, 2013.
Table 55 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)
At:
March 31, 2014	$2,393	$4	$(2,389)
December 31, 2013	$2,166	$176	$(1,990)
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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. We consider this situation to be a material weakness in our internal

90	Freddie Mac

control over financial reporting. For more information, see "CONTROLS AND PROCEDURES — Management's Report on Internal Control Over Financial Reporting" in our 2013 Annual Report.
Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2014
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting
As described above under "Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of March 31, 2014 that we have not remediated.
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

•
FHFA personnel, including senior officials, review our SEC filings prior to filing, including this Form 10-Q, and engage in discussions regarding issues associated with the information contained in those filings. Prior to filing this Form 10-Q, FHFA provided us with a written acknowledgment that it had reviewed the Form 10-Q, was not aware of any material misstatements or omissions in the Form 10-Q, and had no objection to our filing the Form 10-Q.

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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the quarter ended March 31, 2014 have been prepared in conformity with GAAP.

91	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

92	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in millions, except share-related amounts)
Interest income
Mortgage loans:
Held by consolidated trusts	$14,484	$14,504
Unsecuritized	1,662	2,009
Total mortgage loans	16,146	16,513
Investments in securities	1,510	2,157
Other	5	18
Total interest income	17,661	18,688
Interest expense
Debt securities of consolidated trusts	(12,243)	(12,030)
Other debt:
Short-term debt	(41)	(44)
Long-term debt	(1,788)	(2,218)
Total interest expense	(14,072)	(14,292)
Expense related to derivatives	(79)	(131)
Net interest income	3,510	4,265
(Provision) benefit for credit losses	(85)	503
Net interest income after (provision) benefit for credit losses	3,425	4,768
Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	12	34
Gains (losses) on retirement of other debt	7	(32)
Derivative gains (losses)	(2,351)	375
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(331)	(21)
Portion of other-than-temporary impairment recognized in AOCI	(33)	(22)
Net impairment of available-for-sale securities recognized in earnings	(364)	(43)
Other gains (losses) on investment securities recognized in earnings	766	(276)
Other income (loss)	5,041	344
Non-interest income (loss)	3,111	402
Non-interest expense
Salaries and employee benefits	(233)	(208)
Professional services	(138)	(109)
Occupancy expense	(13)	(13)
Other administrative expenses	(84)	(102)
Total administrative expenses	(468)	(432)
Real estate owned operations income (expense)	(59)	(6)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(178)	(93)
Other expenses	(66)	(93)
Non-interest expense	(771)	(624)
Income before income tax (expense) benefit	5,765	4,546
Income tax (expense) benefit	(1,745)	35
Net income	4,020	4,581
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	427	2,280
Changes in unrealized gains (losses) related to cash flow hedge relationships	52	90
Changes in defined benefit plans	—	20
Total other comprehensive income (loss), net of taxes and reclassification adjustments	479	2,390
Comprehensive income	$4,499	$6,971
Net income	$4,020	$4,581
Undistributed net worth sweep and senior preferred stock dividends	(4,499)	(6,971)
Loss attributable to common stockholders	$(479)	$(2,390)
Loss per common share — basic and diluted	$(0.15)	$(0.74)
Weighted average common shares outstanding (in millions) — basic and diluted	3,237	3,239
The accompanying notes are an integral part of these consolidated financial statements.

93	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
	(in millions, except share-related amounts)
Assets
Cash and cash equivalents (includes $1 and $1, respectively, related to our consolidated VIEs)	$10,611	$11,281
Restricted cash and cash equivalents (includes $3,075 and $12,193, respectively, related to our consolidated VIEs)	3,154	12,265
Federal funds sold and securities purchased under agreements to resell (includes $10,500 and $3,150, respectively, related to our consolidated VIEs)	35,041	62,383
Investments in securities:
Available-for-sale, at fair value (includes $64 and $70, respectively, pledged as collateral that may be repledged)	118,617	128,919
Trading, at fair value (includes $80 and $365, respectively, pledged as collateral that may be repledged)	29,987	23,404
Total investments in securities	148,604	152,323
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $2,789 and $3,006, respectively)	1,533,106	1,529,905
Unsecuritized (net of allowances for loan losses of $21,220 and $21,612, respectively)	140,477	146,158
Total held-for-investment mortgage loans, net	1,673,583	1,676,063
Held-for-sale, at fair value	7,313	8,727
Total mortgage loans, net	1,680,896	1,684,790
Accrued interest receivable (includes $5,105 and $5,111, respectively, related to our consolidated VIEs)	6,097	6,150
Derivative assets, net	1,155	1,063
Real estate owned, net (includes $53 and $49, respectively, related to our consolidated VIEs)	4,339	4,551
Deferred tax assets, net	20,710	22,716
Other assets (Note 19) (includes $1,785 and $2,172, respectively, related to our consolidated VIEs)	10,931	8,539
Total assets	$1,921,538	$1,966,061
Liabilities and equity
Liabilities
Accrued interest payable (includes $4,703 and $4,702, respectively, related to our consolidated VIEs)	$6,340	$6,803
Debt, net:
Debt securities of consolidated trusts held by third parties (includes $56 and $59 at fair value, respectively)	1,446,477	1,433,984
Other debt (includes $3,206 and $2,683 at fair value, respectively)	453,848	506,767
Total debt, net	1,900,325	1,940,751
Derivative liabilities, net	111	180
Other liabilities (Note 19) (includes $6 and $6, respectively, related to our consolidated VIEs)	7,863	5,492
Total liabilities	1,914,639	1,953,226
Commitments and contingencies (Notes 9, 14, and 17)
Equity
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,040,391 shares and 650,039,533 shares outstanding, respectively	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(76,134)	(69,719)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $540 and $1,100, respectively, related to net unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings)	1,389	962
Cash flow hedge relationships	(948)	(1,000)
Defined benefit plans	32	32
Total AOCI, net of taxes	473	(6)
Treasury stock, at cost, 75,823,495 shares and 75,824,353 shares, respectively	(3,885)	(3,885)
Total equity (See NOTE 11: STOCKHOLDERS’ EQUITY for information on our dividend obligation to Treasury)	6,899	12,835
Total liabilities and equity	$1,921,538	$1,966,061
The accompanying notes are an integral part of these consolidated financial statements.

94	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares Outstanding			Senior Preferred Stock, at Redemption Value	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
	Senior Preferred Stock	Preferred Stock	Common Stock
	(in millions)
Balance as of December 31, 2012	1	464	650	$72,336	$14,109	$—	$1	$(70,796)	$(2,938)	$(3,885)	$8,827
Comprehensive income:
Net income	—	—	—	—	—	—	—	4,581	—	—	4,581
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	2,390	—	2,390
Comprehensive income	—	—	—	—	—	—	—	4,581	2,390	—	6,971
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(5,827)	—	—	(5,827)
Ending balance at March 31, 2013	1	464	650	$72,336	$14,109	$—	$1	$(72,042)	$(548)	$(3,885)	$9,971
Balance as of December 31, 2013	1	464	650	$72,336	$14,109	$—	$—	$(69,719)	$(6)	$(3,885)	$12,835
Comprehensive income:
Net income	—	—	—	—	—	—	—	4,020	—	—	4,020
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	479	—	479
Comprehensive income	—	—	—	—	—	—	—	4,020	479	—	4,499
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(10,435)	—	—	(10,435)
Ending balance at March 31, 2014	1	464	650	$72,336	$14,109	$—	$—	$(76,134)	$473	$(3,885)	$6,899
The accompanying notes are an integral part of these consolidated financial statements.

95	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Cash flows from operating activities
Net income	$4,020	$4,581
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Derivative losses (gains)	1,673	(1,280)
Asset related amortization — premiums, discounts, and basis adjustments	684	1,417
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(1,063)	(1,984)
Gains on extinguishment of debt securities of consolidated trusts and other debt	(19)	(2)
Provision (benefit) for credit losses	85	(503)
(Gains) losses on investment activity	(655)	310
Deferred income tax expense (benefit)	1,748	(42)
Purchases of held-for-sale mortgage loans	(2,374)	(5,709)
Sales of mortgage loans acquired as held-for-sale	4,027	5,749
Repayments of mortgage loans acquired as held-for-sale	16	53
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(266)	(308)
Change in:
Other receivables related to non-agency mortgage-related securities settlements	(3,721)	—
Accrued interest receivable	53	218
Accrued interest payable	(461)	(739)
Income taxes receivable	(3)	7
Other, net	473	(660)
Net cash provided by operating activities	4,217	1,108
Cash flows from investing activities
Purchases of trading securities	(8,275)	(3,098)
Proceeds from sales of trading securities	1,872	10,793
Proceeds from maturities of trading securities	2,245	1,849
Purchases of available-for-sale securities	(4,153)	(206)
Proceeds from sales of available-for-sale securities	10,500	579
Proceeds from maturities of available-for-sale securities	5,181	9,125
Purchases of held-for-investment mortgage loans	(10,658)	(24,474)
Repayments of mortgage loans acquired as held-for-investment	51,107	130,488
Decrease in restricted cash	9,111	12,744
Net proceeds from dispositions of real estate owned and other recoveries	2,268	2,317
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	27,342	(1,083)
Derivative premiums and terminations and swap collateral, net	(1,926)	1,128
Net cash provided by investing activities	84,614	140,162
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	29,400	29,657
Repayments of debt securities of consolidated trusts held by third parties	(55,399)	(128,131)
Proceeds from issuance of other debt	125,790	173,895
Repayments of other debt	(178,857)	(191,644)
Payment of cash dividends on senior preferred stock	(10,435)	(5,827)
Net cash used in financing activities	(89,501)	(122,050)
Net (decrease) increase in cash and cash equivalents	(670)	19,220
Cash and cash equivalents at beginning of period	11,281	8,513
Cash and cash equivalents at end of period	$10,611	$27,733

Supplemental cash flow information
Cash paid for:
Debt interest	$15,807	$17,448
Net derivative interest carry	607	752
Non-cash investing and financing activities:
Underlying mortgage loans related to guarantor swap transactions	39,703	108,608
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	39,703	108,608
Elimination of investments in securities and debt securities of consolidated trusts held by third parties related to net consolidation of variable interest entities for which we are the primary beneficiary	(37)	(1,279)

The accompanying notes are an integral part of these consolidated financial statements.

96	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. We are a GSE regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, or our 2013 Annual Report.
We are involved in the U.S. housing market by participating in the secondary mortgage market. We do not participate directly in the primary mortgage market. Our participation in the secondary mortgage market includes providing our credit guarantee for mortgages originated by mortgage lenders in the primary mortgage market and investing in mortgage loans and mortgage-related securities.
Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase and guarantee single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees. Our Investments segment reflects results from three primary activities: (a) managing the company’s mortgage-related investments portfolio, excluding Multifamily segment investments; (b) managing the treasury function, including funding and liquidity, for the overall company; and (c) managing interest-rate risk for the overall company. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans. Our Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, our primary business model is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. See “NOTE 13: SEGMENT REPORTING” in our 2013 Annual Report for additional information.
We are focused on the following primary business objectives: (a) reducing taxpayer exposure to losses by reducing and managing our overall risk profile, especially to mortgage-related risks; (b) supporting U.S. homeowners and renters by providing lenders with a constant source of liquidity for mortgage products even when other sources of financing are scarce; (c) building a commercially strong and efficient business enterprise; and (d) positioning the company, in particular our people and infrastructure, to succeed in a to-be-determined "future state." For information regarding our objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives” in our 2013 Annual Report.
Throughout our consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the “GLOSSARY.”
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2013 Annual Report. We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the delegation of authority from FHFA to our Board of Directors and management. Certain financial statement information that is normally included in annual financial statements prepared in conformity with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair presentation of our unaudited consolidated financial statements.
In the first quarter of 2014, we reclassified net discounts paid on retirements of other debt and net premiums received from issuance of debt securities of consolidated trusts and other debt from cash flows from operating activities to cash flows from financing activities on our consolidated statements of cash flows. This reclassification resulted in a decrease of $852 million to net cash provided by operating activities and an increase of $852 million to net cash used in financing activities for the three months ended March 31, 2013.
We recorded the cumulative effect of the correction of errors related to previously reported periods in the three months ended March 31, 2014. We concluded that these errors are not material individually or in the aggregate to our previously issued consolidated financial statements for any of the periods affected, or to our estimated earnings for the full year ending December 31, 2014, or to the trend of earnings.
Use of Estimates

97	Freddie Mac

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
Earnings Per Common Share
The August 2012 amendment to the Purchase Agreement changed the manner in which the dividend on the senior preferred stock is determined. For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. See "NOTE 11: STOCKHOLDERS' EQUITY (DEFICIT) — Senior Preferred Stock" for additional information regarding the Capital Reserve Amount. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero. The dividend is presented in the period in which it is determinable for the senior preferred stock as a reduction to net income (loss) available to common stockholders and net income (loss) per common share. The dividend is declared and paid in the following period and recorded as a reduction to equity in the period declared.
Because we have issued participating securities, we use the “two-class” method of computing earnings per common share. Basic earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding for the period. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement. This warrant is included since it is unconditionally exercisable by the holder at a minimal cost. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” in our 2013 Annual Report for further information.
Diluted earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding during the period adjusted for the dilutive effect of common equivalent shares outstanding. For periods with net income attributable to common stockholders, the calculation includes the effect of the weighted average shares related to stock options if the average market price during the period exceeds the exercise price. During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share” in our 2013 Annual Report for further discussion of our significant accounting policies regarding our calculation of earnings per common share and “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) — Stock-Based Compensation” in this Form 10-Q for additional information on our earnings-per-share calculation.
Recently Adopted Accounting Guidance
Accounting for Investments in Qualified Affordable Housing Projects
In the first quarter of 2014, we adopted an amendment to the accounting guidance related to accounting for investments in qualified affordable housing projects. This amendment permitted entities to elect to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions were met. The adoption of this amendment did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Guidance, Not Yet Adopted Within These Consolidated Financial Statements
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January 2014, the FASB issued an amendment to the accounting guidance related to reclassifying residential real estate collateralized consumer mortgage loans upon foreclosure. This amendment clarifies that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This amendment is effective for interim and annual periods beginning after December 15, 2014. We expect that the adoption of this amendment will not have a material impact on our consolidated financial statements.
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

98	Freddie Mac

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
As a result of the net worth sweep dividend provisions of the senior preferred stock, we cannot over the long term build and retain capital from the earnings generated by our business operations, or return capital to stockholders other than Treasury. There is significant uncertainty as to our future, as the conservatorship has no specified termination date, and it is unknown what changes may occur to our business model during or following conservatorship, including whether we will continue to exist. We are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near term. Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near term. We have no ability to predict the outcome of these deliberations.
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio
The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement, as amended on August 17, 2012, and FHFA regulation, may not exceed $470 billion at December 31, 2014 and was $434 billion at March 31, 2014. The annual 15% reduction in the size of our mortgage-related investments portfolio until it reaches $250

99	Freddie Mac

billion is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
Government Support for our Business
We receive substantial support from Treasury and FHFA, as our Conservator and regulator, and are dependent upon their continued support in order to continue operating our business. This support includes our ability to access funds from Treasury under the Purchase Agreement, which is critical to: (a) keeping us solvent; (b) allowing us to focus on our primary business objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. At December 31, 2013, our assets exceeded our liabilities under GAAP; therefore FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended March 31, 2014. Since conservatorship began through March 31, 2014, we have paid cash dividends of $81.8 billion to Treasury at the direction of the Conservator.
At March 31, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the first quarter of 2014.
See “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS” and “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2013 Annual Report for more information on the terms of the conservatorship and the Purchase Agreement.
NOTE 3: VARIABLE INTEREST ENTITIES
We have interests in various entities that are considered to be VIEs, including securitization trusts we use in our securities issuance process. We are required to evaluate VIEs at inception and on an ongoing basis. When we determine that we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the trust on our balance sheets. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” and “NOTE 3: VARIABLE INTEREST ENTITIES” in our 2013 Annual Report for more information about VIEs.
VIEs for which We are the Primary Beneficiary
Based on our evaluation of whether we hold a controlling financial interest in these VIEs, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions. Therefore, we consolidate on our balance sheets the assets and liabilities of these trusts. At both March 31, 2014 and December 31, 2013, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.5 trillion as measured using the UPB of issued PCs. In addition, we concluded that we are the primary beneficiary of Other Guarantee Transactions with underlying assets totaling $8.1 billion and $8.9 billion at March 31, 2014 and December 31, 2013, respectively.
VIEs for which We are not the Primary Beneficiary
Our involvement with VIEs for which we are not the primary beneficiary generally takes one of two forms (or both): (a) purchasing an investment in these entities; or (b) providing a guarantee to these entities.
The table below presents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs.

100	Freddie Mac

Table 3.1 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	March 31, 2014
	Mortgage-Related Security Trusts
	Freddie Mac Securities(1)	Non-Freddie Mac Securities(2)	Unsecuritized Multifamily Loans (3)	Other(2)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$6	$—	$11	$62
Investments in securities:
Available-for-sale, at fair value	35,165	80,176	—	—
Trading, at fair value	14,340	6,664	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	48,625	—
Held-for-sale	—	—	7,313	—
Accrued interest receivable	227	215	242	8
Other assets	794	—	262	454
Liabilities:
Derivative liabilities, net	—	—	—	(33)
Other liabilities	(900)	(2)	(16)	(566)
Maximum Exposure to Loss	$74,871	$86,285	$56,453	$10,389
Total Assets of Non-Consolidated VIEs(4)	$88,108	$468,276	$100,653	$23,855

	December 31, 2013
	Mortgage-Related Security Trusts
	Freddie Mac Securities(1)	Non-Freddie Mac Securities(2)	Unsecuritized Multifamily Loans(3)	Other(2)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$6	$—	$8	$58
Investments in securities:
Available-for-sale, at fair value	40,659	84,765	—	—
Trading, at fair value	9,349	7,414	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	50,306	—
Held-for-sale	—	—	8,727	—
Accrued interest receivable	232	226	261	7
Other assets	833	14	407	477
Liabilities:
Derivative liabilities, net	(3)	—	—	(35)
Other liabilities	(875)	(2)	(12)	(558)
Maximum Exposure to Loss	$72,072	$92,559	$59,710	$10,415
Total Assets of Non-Consolidated VIEs(4)	$84,731	$506,699	$105,120	$23,707

(1)
Freddie Mac securities include our variable interests in single-family multiclass REMICs and Other Structured Securities, multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions that we do not consolidate. Our maximum exposure to loss includes guaranteed UPB of assets held by the non-consolidated VIEs related to multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions for which we record a guarantee asset (component of Other Assets) and guarantee obligation (component of Other Liabilities) on our consolidated balance sheets. Our maximum exposure to loss on Freddie Mac securities excludes investments in single-family multiclass REMICs and Other Structured Securities, because we already consolidate the collateral of these trusts on our consolidated balance sheets.

(2)
For our involvement with non-consolidated non-Freddie Mac security trusts, and certain other VIEs where we do not provide a guarantee, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets, including any unrealized amounts recorded in AOCI for securities classified as available-for-sale. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding our non-Freddie Mac securities.

101	Freddie Mac

(3)
For unsecuritized multifamily loans, our maximum exposure to loss includes accrued interest receivable associated with these loans. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about our unsecuritized multifamily loans.

(4)
Except for unsecuritized multifamily loans, this represents the remaining UPB of assets held by non-consolidated VIEs using the most current information available. For unsecuritized multifamily loans, this represents the fair value of the property serving as collateral for the loan. We do not include the assets of our non-consolidated trusts related to single-family REMICs and Other Structured Securities backed by our PCs in this amount as we already consolidate the underlying collateral of these trusts on our consolidated balance sheets.

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES
We own both single-family mortgage loans, which are secured by one to four unit residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units. Our single-family loans are predominately first lien, fixed-rate mortgages secured by the borrower’s primary residence. For a discussion of our significant accounting policies regarding our mortgage loans and loan loss reserves, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2013 Annual Report.
The table below summarizes the types of loans on our consolidated balance sheets as of March 31, 2014 and December 31, 2013.
Table 4.1 — Mortgage Loans

	March 31, 2014			December 31, 2013
	Unsecuritized	Held by Consolidated Trusts	Total	Unsecuritized	Held by Consolidated Trusts	Total
	(in millions)
Single-family:(1)
Fixed-rate
Amortizing	$109,896	$1,407,045	$1,516,941	$113,597	$1,402,841	$1,516,438
Interest-only	1,327	4,401	5,728	1,476	4,826	6,302
Total fixed-rate	111,223	1,411,446	1,522,669	115,073	1,407,667	1,522,740
Adjustable-rate
Amortizing	1,638	65,642	67,280	1,935	65,429	67,364
Interest-only	4,191	22,881	27,072	4,576	23,841	28,417
Total adjustable-rate	5,829	88,523	94,352	6,511	89,270	95,781
Other Guarantee Transactions	—	8,057	8,057	—	8,431	8,431
FHA/VA and other governmental	505	3,333	3,838	553	3,354	3,907
Total single-family	117,557	1,511,359	1,628,916	122,137	1,508,722	1,630,859
Multifamily:(1)
Fixed-rate	47,345	443	47,788	50,701	444	51,145
Adjustable-rate	8,600	—	8,600	8,467	—	8,467
Other governmental	3	—	3	3	—	3
Total multifamily	55,948	443	56,391	59,171	444	59,615
Total UPB of mortgage loans	173,505	1,511,802	1,685,307	181,308	1,509,166	1,690,474
Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(4,615)	24,093	19,478	(4,817)	23,745	18,928
Fair value adjustments on loans held-for sale(2)	120	—	120	6	—	6
Allowance for loan losses on mortgage loans held-for-investment	(21,220)	(2,789)	(24,009)	(21,612)	(3,006)	(24,618)
Total mortgage loans, net	$147,790	$1,533,106	$1,680,896	$154,885	$1,529,905	$1,684,790
Mortgage loans, net:
Held-for-investment	$140,477	$1,533,106	$1,673,583	$146,158	$1,529,905	$1,676,063
Held-for-sale	7,313	—	7,313	8,727	—	8,727
Total mortgage loans, net	$147,790	$1,533,106	$1,680,896	$154,885	$1,529,905	$1,684,790

(1)	Based on UPB.

(2)	Consists of fair value adjustments associated with multifamily mortgage loans for which we have made a fair value election.
During the three months ended March 31, 2014 and 2013, we purchased $48.6 billion and $129.7 billion, respectively, in UPB of single-family mortgage loans, and $0.5 billion and $0.3 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment. Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. During the three months ended March 31, 2014 and 2013, we sold $3.9 billion and $5.6 billion, respectively, of held-for-sale multifamily mortgage loans. See “NOTE 14: FINANCIAL GUARANTEES” for more information on our issuances of Other Guarantee Transactions. We did not have any

102	Freddie Mac

reclassifications of mortgage loans into held-for-sale from held-for-investment during the three months ended March 31, 2014. In April 2014, we received FHFA's approval for a pilot transaction to sell certain seriously delinquent unsecuritized single-family loans held on our consolidated balance sheet.
Credit Quality of Mortgage Loans
We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. A second-lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of both March 31, 2014 and December 31, 2013, based on data collected by us at loan delivery, approximately 14% of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first mortgage. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages. For further information about concentrations of risk associated with our single-family and multifamily mortgage loans, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”
The table below presents information on the estimated current LTV ratios of single-family loans on our consolidated balance sheets, all of which are held-for-investment. Our current LTV ratio estimates are based on available data through the end of each respective period presented.
Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio

	As of March 31, 2014				As of December 31, 2013
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	≤ 80	> 80 to 100	> 100(2)	Total	≤ 80	> 80 to 100	> 100(2)	Total
	(in millions)
Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$833,119	$267,938	$117,211	$1,218,268	$819,509	$269,110	$124,491	$1,213,110
15-year amortizing fixed-rate(3)	268,653	18,576	5,283	292,512	270,211	19,658	5,748	295,617
Adjustable-rate(4)	56,660	6,597	1,323	64,580	56,208	6,714	1,578	64,500
Alt-A, interest-only, and option ARM(5)	29,723	20,757	22,572	73,052	29,927	21,564	25,089	76,580
Total single-family loans	$1,188,155	$313,868	$146,389	1,648,412	$1,175,855	$317,046	$156,906	1,649,807
Multifamily loans				49,180				50,874
Total recorded investment of held-for-investment loans				$1,697,592				$1,700,681

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

(2)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with estimated current LTV ratios in excess of 100% was 9.3% and 9.9% as of March 31, 2014 and December 31, 2013, respectively.

(3)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of March 31, 2014 and December 31, 2013, we have categorized UPB of approximately $43.6 billion and $43.8 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of modification rather than at a subsequent date.

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

For information about the payment status of single-family and multifamily mortgage loans, including the amount of such loans we deem impaired, see “NOTE 5: IMPAIRED LOANS.” For a discussion of certain indicators of credit quality for the multifamily loans on our consolidated balance sheets, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Multifamily Mortgage Portfolio.”

103	Freddie Mac

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
The table below presents our loan loss reserves activity for the single-family and multifamily loans that we own or guarantee.
Table 4.3 — Detail of Loan Loss Reserves

	Three Months Ended March 31,
	2014				2013
	Allowance for Loan Losses		Reserve for Guarantee Losses(1)		Allowance for Loan Losses		Reserve for Guarantee Losses(1)
	Unsecuritized	Held By Consolidated Trusts		Total	Unsecuritized	Held By Consolidated Trusts		Total
	(in millions)
Single-family:
Beginning balance	$21,487	$3,006	$85	$24,578	$25,449	$4,918	$141	$30,508
Provision (benefit) for credit losses	(89)	171	22	104	(1,063)	610	(16)	(469)
Charge-offs(2)	(1,300)	(156)	(1)	(1,457)	(2,484)	(170)	(2)	(2,656)
Recoveries(3)	337	230	—	567	623	35	—	658
Transfers, net(4)	672	(462)	—	210	1,564	(1,304)	(2)	258
Ending balance	$21,107	$2,789	$106	$24,002	$24,089	$4,089	$121	$28,299
Multifamily:
Beginning balance	$125	$—	$26	$151	$339	$1	$42	$382
Provision (benefit) for credit losses	(12)	—	(7)	(19)	(30)	—	(4)	(34)
Charge-offs(2)	—	—	—	—	(2)	—	—	(2)
Recoveries(3)	—	—	—	—	1	—	—	1
Transfers, net(4)	—	—	—	—	—	—	(7)	(7)
Ending balance	$113	$—	$19	$132	$308	$1	$31	$340
Total:
Beginning balance	$21,612	$3,006	$111	$24,729	$25,788	$4,919	$183	$30,890
Provision (benefit) for credit losses	(101)	171	15	85	(1,093)	610	(20)	(503)
Charge-offs(2)	(1,300)	(156)	(1)	(1,457)	(2,486)	(170)	(2)	(2,658)
Recoveries(3)	337	230	—	567	624	35	—	659
Transfers, net(4)	672	(462)	—	210	1,564	(1,304)	(9)	251
Ending balance	$21,220	$2,789	$125	$24,134	$24,397	$4,090	$152	$28,639

(1)
Loans associated with our reserve for guarantee losses are those loans that underlie our non-consolidated securitization trusts and other guarantee commitments and are evaluated for impairment on a collective basis. Our reserve for guarantee losses is included in other liabilities on our consolidated balance sheets.

(2)
Charge-offs represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet principally due to either foreclosure transfers or short sales. Charge-offs exclude $18 million and $73 million for the three months ended March 31, 2014 and 2013, respectively, related to: (a) amounts recorded as losses on loans purchased within other expenses on our consolidated statements of comprehensive income, which relate to certain loans purchased under financial guarantees; or (b) cumulative fair value losses recognized through the date of foreclosure for multifamily loans which we elected to carry at fair value at the time of our purchase. We record charge-offs and recoveries on loans held by consolidated trusts when a loss event (such as a foreclosure transfer or foreclosure alternative) occurs on a loan while it remains in a consolidated trust.

(3)
Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through certain credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative.

(4)
For the three months ended March 31, 2014 and 2013, consists of: (a) approximately $0.5 billion and $1.3 billion, respectively, of reclassified single-family reserves related to our removal of loans previously held by consolidated trusts; and (b) approximately $0.2 billion and $0.3 billion, respectively, attributable to capitalization of past due interest on modified mortgage loans.

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.

104	Freddie Mac

Table 4.4 — Net Investment in Mortgage Loans

	March 31, 2014			December 31, 2013
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)
Recorded investment:
Collectively evaluated	$1,549,320	$48,010	$1,597,330	$1,551,667	$49,598	$1,601,265
Individually evaluated	99,092	1,170	100,262	98,140	1,276	99,416
Total recorded investment	1,648,412	49,180	1,697,592	1,649,807	50,874	1,700,681
Ending balance of the allowance for loan losses:
Collectively evaluated	(5,336)	(39)	(5,375)	(5,939)	(45)	(5,984)
Individually evaluated	(18,560)	(74)	(18,634)	(18,554)	(80)	(18,634)
Total ending balance of the allowance	(23,896)	(113)	(24,009)	(24,493)	(125)	(24,618)
Net investment in mortgage loans	$1,624,516	$49,067	$1,673,583	$1,625,314	$50,749	$1,676,063
A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment while substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 13.1% and 12.9% of the recorded investment in such loans at March 31, 2014 and December 31, 2013, respectively. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both March 31, 2014 and December 31, 2013.
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

105	Freddie Mac

Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in millions)
Single-family:
Primary mortgage insurance	$205,699	$203,470	$51,598	$50,823
Risk transfer transactions(3)	88,317	56,903	2,174	1,183
Lender recourse and indemnifications	6,992	7,119	6,563	6,726
Pool insurance(4)	4,083	4,683	1,081	1,186
HFA indemnification(5)	3,752	4,051	3,323	3,323
Subordination(6)	2,579	2,644	386	399
Other credit enhancements	26	38	26	38
Total	$311,448	$278,908	$65,151	$63,678
Multifamily:
K Certificates(7)	$62,349	$59,326	$11,204	$10,601
Subordination(6)	4,419	4,435	756	756
HFA indemnification(5)	875	905	699	699
Other credit enhancements	6,526	6,666	1,775	1,834
Total	$74,169	$71,332	$14,434	$13,890

(1)
Excludes FHA/VA and other governmental loans. Except for subordination coverage, these amounts exclude other credit protection associated with $11.1 billion and $11.5 billion in UPB of single-family loans underlying Other Guarantee Transactions as of March 31, 2014 and December 31, 2013, respectively, for which the information was not available. Also excludes repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards.

(2)
Except for subordination and K Certificates, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements. For subordination and K Certificates coverage, this represents the UPB of the securities that are subordinate to our guarantee, which could provide protection by absorbing first losses.

(3)
Represents: (a) STACR debt note transactions in which we issue and sell debt securities, the principal balance of which is subject to the performance of a reference pool of single-family mortgage loans owned or guaranteed by Freddie Mac; and (b) a transaction in which we purchased an insurance policy on a portion of the mezzanine loss position that was not issued in one of the STACR debt note transactions. UPB amounts presented represent the UPB of the loans in the reference pool. Maximum coverage amounts presented represent the outstanding balance of the debt securities held by third parties as well as the remaining aggregate limit of insurance purchased from a third party.

(4)
Maximum coverage amounts presented have been limited to the UPB at period end. Excludes approximately $1.6 billion and $1.8 billion in UPB at March 31, 2014 and December 31, 2013, respectively, where the related loans are also covered by primary mortgage insurance.

(5)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds related to the HFA initiative.

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
Our structured agency credit risk (STACR) debt note transactions, in which we issue unsecured debt securities that reduce our exposure to credit risk, also provide credit enhancement protecting our single-family credit guarantee portfolio. We executed one STACR debt note transaction during the first quarter of 2014. For more information about our STACR debt note transactions, see "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES" in our 2013 Annual Report.
We also have credit enhancements protecting our multifamily mortgage portfolio. Subordination, primarily through our K Certificates, is the most prevalent type, whereby we mitigate our credit risk exposure by structuring our securities to sell the expected credit risk to private investors who purchase the subordinate tranches.
We also have credit protection for certain mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $3.8 billion and $3.9 billion as of March 31, 2014 and December 31, 2013, respectively.
NOTE 5: IMPAIRED LOANS
Individually Impaired Loans
Individually impaired single-family loans include TDRs, as well as loans acquired under our financial guarantees with deteriorated credit quality. Individually impaired multifamily loans include TDRs, loans three monthly payments or more past due, and loans that are impaired based on management judgment. For a discussion of our significant accounting policies regarding impaired and non-accrual mortgage loans, which are applied consistently for multifamily loans and single-family loan classes, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2013 Annual Report.

106	Freddie Mac

Total loan loss reserves consist of a specific valuation allowance related to individually impaired mortgage loans, and a general reserve for other probable incurred losses. Our recorded investment in individually impaired mortgage loans and the related specific valuation allowance are summarized in the table below by product class (for single-family loans).
Table 5.1 — Individually Impaired Loans

	Balance at March 31, 2014				For The Three Months Ended March 31, 2014
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate(3)	$5,862	$3,396	$—	$3,396	$3,460	$90	$7
15-year amortizing fixed-rate(3)	56	33	—	33	35	2	—
Adjustable-rate(4)	21	16	—	16	12	—	—
Alt-A, interest-only, and option ARM(5)	1,788	1,088	—	1,088	1,084	19	1
Total with no specific allowance recorded	7,727	4,533	—	4,533	4,591	111	8
With specific allowance recorded:(6)
20 and 30-year or more, amortizing fixed-rate(3)	76,606	75,559	(14,512)	61,047	74,926	587	68
15-year amortizing fixed-rate(3)	1,305	1,306	(41)	1,265	1,273	14	2
Adjustable-rate(4)	940	935	(78)	857	918	6	1
Alt-A, interest-only, and option ARM(5)	17,095	16,759	(3,929)	12,830	16,669	96	14
Total with specific allowance recorded	95,946	94,559	(18,560)	75,999	93,786	703	85
Combined single-family:
20 and 30-year or more, amortizing fixed-rate(3)	82,468	78,955	(14,512)	64,443	78,386	677	75
15-year amortizing fixed-rate(3)	1,361	1,339	(41)	1,298	1,308	16	2
Adjustable-rate(4)	961	951	(78)	873	930	6	1
Alt-A, interest-only, and option ARM(5)	18,883	17,847	(3,929)	13,918	17,753	115	15
Total single-family(7)	$103,673	$99,092	$(18,560)	$80,532	$98,377	$814	$93
Multifamily —
With no specific allowance recorded(8)	$627	$615	$—	$615	$623	$8	$2
With specific allowance recorded	567	555	(74)	481	556	7	5
Total multifamily	$1,194	$1,170	$(74)	$1,096	$1,179	$15	$7
Total single-family and multifamily	$104,867	$100,262	$(18,634)	$81,628	$99,556	$829	$100

107	Freddie Mac

	Balance at December 31, 2013				For The Three Months Ended March 31, 2013
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate(3)	$5,927	$3,355	$—	$3,355	$3,267	$99	$11
15-year amortizing fixed-rate(3)	62	34	—	34	30	1	—
Adjustable rate(4)	19	13	—	13	13	—	—
Alt-A, interest-only, and option ARM(5)	1,758	1,038	—	1,038	879	17	2
Total with no specific allowance recorded	7,766	4,440	—	4,440	4,189	117	13
With specific allowance recorded:(6)
20 and 30-year or more, amortizing fixed-rate(3)	75,633	74,554	(14,431)	60,123	67,423	513	71
15-year amortizing fixed-rate(3)	1,324	1,324	(43)	1,281	1,083	12	3
Adjustable rate(4)	967	962	(84)	878	837	5	1
Alt-A, interest-only, and option ARM(5)	17,210	16,860	(3,996)	12,864	16,527	92	16
Total with specific allowance recorded	95,134	93,700	(18,554)	75,146	85,870	622	91
Combined single-family:
20 and 30-year or more, amortizing fixed-rate(3)	81,560	77,909	(14,431)	63,478	70,690	612	82
15-year amortizing fixed-rate(3)	1,386	1,358	(43)	1,315	1,113	13	3
Adjustable rate (4)	986	975	(84)	891	850	5	1
Alt-A, interest-only, and option ARM(5)	18,968	17,898	(3,996)	13,902	17,406	109	18
Total single-family(7)	$102,900	$98,140	$(18,554)	$79,586	$90,059	$739	$104
Multifamily —
With no specific allowance recorded(8)	$694	$681	$—	$681	$777	$10	$4
With specific allowance recorded	608	595	(80)	515	1,170	16	11
Total multifamily	$1,302	$1,276	$(80)	$1,196	$1,947	$26	$15
Total single-family and multifamily	$104,202	$99,416	$(18,634)	$80,782	$92,006	$765	$119

(1)	Consists of income recognized during the period related to loans categorized as non-accrual.

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

(7)
As of March 31, 2014 and December 31, 2013 includes $95.9 billion and $95.1 billion, respectively, of UPB associated with loans for which we have recorded a specific allowance, and $7.7 billion and $7.8 billion, respectively, of UPB associated with loans that have no specific allowance recorded. See endnote (2) for additional information.

(8)
Individually impaired multifamily loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

Interest income foregone on individually impaired loans was $0.7 billion for both the three months ended March 31, 2014 and 2013.
Mortgage Loan Performance
We do not accrue interest on loans three months or more past due.
The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.

108	Freddie Mac

Table 5.2 — Payment Status of Mortgage Loans(1)

	March 31, 2014
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,169,476	$15,981	$5,584	$27,227	$1,218,268	$27,201
15-year amortizing fixed-rate(2)	290,515	957	231	809	292,512	809
Adjustable-rate(3)	63,272	408	122	778	64,580	778
Alt-A, interest-only, and option ARM(4)	60,401	2,424	1,016	9,211	73,052	9,205
Total single-family	1,583,664	19,770	6,953	38,025	1,648,412	37,993
Total multifamily	49,162	9	—	9	49,180	579
Total single-family and multifamily	$1,632,826	$19,779	$6,953	$38,034	$1,697,592	$38,572

	December 31, 2013
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,157,057	$19,743	$6,675	$29,635	$1,213,110	$29,620
15-year amortizing fixed-rate(2)	293,286	1,196	271	864	295,617	863
Adjustable-rate(3)	62,987	495	147	871	64,500	871
Alt-A, interest-only, and option ARM(4)	62,356	2,898	1,157	10,169	76,580	10,162
Total single-family	1,575,686	24,332	8,250	41,539	1,649,807	41,516
Total multifamily	50,827	—	21	26	50,874	627
Total single-family and multifamily	$1,626,513	$24,332	$8,271	$41,565	$1,700,681	$42,143

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
We have the option under our PC agreements to remove mortgage loans that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more. As of March 31, 2014, there were $0.9 billion in UPB of loans underlying our PCs that were 120 days or more delinquent, and that met our criteria for removing the loan from the PC trust. Generally, we remove these delinquent loans from the PC trust, and thereby extinguish the related PC debt at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.
When we remove mortgage loans from PC trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We removed $3.4 billion and $5.8 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other guarantee commitments) for the three months ended March 31, 2014 and 2013, respectively.
The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

109	Freddie Mac

 Table 5.3 — Delinquency Rates

	March 31, 2014	December 31, 2013
Single-family:(1)
Non-credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	1.84%	1.99%
Total number of seriously delinquent loans	169,535	183,822
Credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	3.92%	4.34%
Total number of seriously delinquent loans	51,087	56,794
Other Guarantee Transactions:(2)
Serious delinquency rate	11.01%	10.91%
Total number of seriously delinquent loans	14,330	14,709
Total single-family:
Serious delinquency rate	2.20%	2.39%
Total number of seriously delinquent loans	234,952	255,325
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	0.02%	0.07%
UPB of delinquent loans (in millions)	$10	$46
Credit-enhanced portfolio:
Delinquency rate	0.07%	0.11%
UPB of delinquent loans (in millions)	$49	$75
Total Multifamily:
Delinquency rate	0.04%	0.09%
UPB of delinquent loans (in millions)	$59	$121

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

We continue to implement a number of initiatives to refinance and modify loans, including the MHA Program and the servicing alignment initiative. As part of accomplishing certain of these initiatives, we pay various incentives to servicers and borrowers. We bear the full costs associated with these loan workout and foreclosure alternatives on mortgages that we own or guarantee, including the cost of any monthly payment reductions.
Troubled Debt Restructurings
Single-Family TDRs
For information about our loss mitigation activities that can result in our granting a concession to a borrower, including our participation in HAMP, see “NOTE 5: INDIVIDUALLY IMPAIRED AND NON-PERFORMING LOANS” in our 2013 Annual Report.
During the three months ended March 31, 2014 approximately 56% of completed single-family loan modifications that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions and approximately 32% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During the three months ended March 31, 2014, the average term extension was 173 months and the average interest rate reduction was 1.7% on completed single-family loan modifications classified as TDRs.
TDR Activity and Performance
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the three months ended March 31, 2014 and 2013, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

110	Freddie Mac

Table 5.4 — TDR Activity, by Segment

	Three Months Ended March 31,
	2014		2013
	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment
	(dollars in millions)
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate(2)	17,738	$2,727	22,481	$3,695
15-year amortizing fixed-rate	1,510	118	1,888	143
Adjustable-rate(3)	497	80	689	118
Alt-A, interest-only, and option ARM(4)	2,706	573	4,667	1,088
Total Single-family	22,451	3,498	29,725	5,044
Multifamily	—	—	3	31
Total	22,451	$3,498	29,728	$5,075

(1)	The pre-TDR recorded investment for single-family loans initially classified as TDR during the three months ended March 31, 2014 and 2013, was $3.5 billion and $5.0 billion, respectively.

(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio.”

(3)	Includes balloon/reset mortgage loans.

(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio.”
The table below presents the volume of payment defaults (i.e., loans that became two months delinquent or completed a loss event) of our TDR modifications based on the original category of the loan before modification and excludes loans subject to other loss mitigation activity that were classified as TDRs during the period. Substantially all of our completed single-family loan modifications classified as a TDR during the first quarter of 2014 resulted in a modified loan with a fixed interest rate.
Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Three Months Ended March 31,
	2014		2013
	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)
	(dollars in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate(3)	4,232	$781	3,171	$593
15-year amortizing fixed-rate	153	16	90	9
Adjustable-rate	74	14	54	11
Alt-A, interest-only, and option ARM(4)	612	153	511	135
Total single-family	5,071	$964	3,826	$748
Multifamily	—	$—	—	$—

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
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During the three months ended March 31, 2014 and 2013, 2,028 and 1,934 of such loans, respectively, with a post-TDR recorded investment of $310 million and $325 million, respectively, experienced a payment default.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During the three months ended March 31, 2014 and 2013, 1,343 and 5,400, respectively, of such loans (with a post-TDR recorded investment of $0.2 billion and $0.9 billion, respectively) experienced a payment default.

111	Freddie Mac

NOTE 6: REAL ESTATE OWNED
We obtain REO properties: (a) when we are the highest bidder at foreclosure sales of properties that collateralize single-family and multifamily mortgage loans owned by us; or (b) when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process (i.e., deed in lieu of foreclosure). See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2013 Annual Report for a discussion of our significant accounting policies for REO.
The table below provides a summary of the change in the carrying value of our combined single-family and multifamily REO balances. For the periods presented in the table below, the weighted average holding period for our disposed properties was less than one year.
Table 6.1 — REO

	Three Months Ended March 31,
	2014	2013
	(in millions)
Beginning balance — REO	$4,602	$4,407
Additions	1,452	1,561
Dispositions	(1,657)	(1,603)
Ending balance — REO	4,397	4,365
Beginning balance, valuation allowance	(51)	(29)
Change in valuation allowance	(7)	(13)
Ending balance, valuation allowance	(58)	(42)
Ending balance — REO, net	$4,339	$4,323
The REO balance, net at March 31, 2014 and December 31, 2013 associated with single-family properties was $4.3 billion and $4.5 billion, respectively, and the balance associated with multifamily properties was $26 million and $10 million, respectively. The Southeast region represented approximately 37% and 31% of our single-family REO additions during the three months ended March 31, 2014 and 2013, respectively, based on the number of properties, and the North Central region represented approximately 24% and 34% of our single-family REO additions during these periods. Our single-family REO inventory consisted of 43,565 properties and 47,307 properties at March 31, 2014 and December 31, 2013, respectively. In recent years, the foreclosure process has been significantly slowed in many geographical areas, particularly in states that require a judicial foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about regional concentrations in our portfolio.
Excluding holding period valuation adjustments and recoveries, we recognized gains (losses) of $129 million and $159 million on REO dispositions during the three months ended March 31, 2014 and 2013, respectively. We increased our valuation allowance for properties in our REO inventory by $25 million and $23 million during the three months ended March 31, 2014 and 2013, respectively.
REO property acquisitions that result from extinguishment of our mortgage loans held on our consolidated balance sheets are treated as non-cash transfers. The amount of non-cash acquisitions of REO properties during the three months ended March 31, 2014 and 2013 was $1.3 billion and $1.5 billion, respectively.
NOTE 7: INVESTMENTS IN SECURITIES
The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At March 31, 2014 and December 31, 2013, all available-for-sale securities are mortgage-related securities.

112	Freddie Mac

Table 7.1 — Available-For-Sale Securities

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$33,818	$1,441	$(94)	$35,165
Fannie Mae	9,498	642	(1)	10,139
Ginnie Mae	142	18	—	160
CMBS	27,451	1,380	(215)	28,616
Subprime	28,027	550	(2,037)	26,540
Option ARM	6,518	302	(381)	6,439
Alt-A and other	7,159	534	(87)	7,606
Obligations of states and political subdivisions	3,255	33	(12)	3,276
Manufactured housing	612	70	(6)	676
Total available-for-sale securities	$116,480	$4,970	$(2,833)	$118,617

December 31, 2013
Available-for-sale securities:
Freddie Mac	$39,001	$1,847	$(189)	$40,659
Fannie Mae	10,140	660	(3)	10,797
Ginnie Mae	149	18	—	167
CMBS	29,151	1,524	(337)	30,338
Subprime	29,897	382	(2,780)	27,499
Option ARM	6,617	338	(381)	6,574
Alt-A and other	8,322	526	(142)	8,706
Obligations of states and political subdivisions	3,533	23	(61)	3,495
Manufactured housing	629	61	(6)	684
Total available-for-sale securities	$127,439	$5,379	$(3,899)	$128,919
Available-For-Sale Securities in a Gross Unrealized Loss Position
The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater, including the non-credit-related portion of other-than-temporary impairments, which have been recognized in AOCI.

113	Freddie Mac

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
March 31, 2014	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$3,688	$—	$(54)	$(54)	$641	$—	$(40)	$(40)	$4,329	$—	$(94)	$(94)
Fannie Mae	163	—	(1)	(1)	19	—	—	—	182	—	(1)	(1)
CMBS	854	—	(38)	(38)	1,919	(18)	(159)	(177)	2,773	(18)	(197)	(215)
Subprime	1,039	(29)	—	(29)	15,133	(1,783)	(225)	(2,008)	16,172	(1,812)	(225)	(2,037)
Option ARM	789	(12)	—	(12)	2,455	(365)	(4)	(369)	3,244	(377)	(4)	(381)
Alt-A and other	236	(2)	(1)	(3)	1,339	(70)	(14)	(84)	1,575	(72)	(15)	(87)
Obligations of states and political subdivisions	558	(1)	(7)	(8)	27	—	(4)	(4)	585	(1)	(11)	(12)
Manufactured housing	46	(2)	—	(2)	47	(2)	(2)	(4)	93	(4)	(2)	(6)
Total available-for-sale securities in a gross unrealized loss position	$7,373	$(46)	$(101)	$(147)	$21,580	$(2,238)	$(448)	$(2,686)	$28,953	$(2,284)	$(549)	$(2,833)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
December 31, 2013	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$7,957	$—	$(144)	$(144)	$649	$—	$(45)	$(45)	$8,606	$—	$(189)	$(189)
Fannie Mae	248	—	(2)	(2)	19	—	(1)	(1)	267	—	(3)	(3)
CMBS	1,147	(7)	(78)	(85)	1,992	(16)	(236)	(252)	3,139	(23)	(314)	(337)
Subprime	472	(19)	—	(19)	19,103	(2,448)	(313)	(2,761)	19,575	(2,467)	(313)	(2,780)
Option ARM	77	(2)	—	(2)	2,608	(374)	(5)	(379)	2,685	(376)	(5)	(381)
Alt-A and other	262	(5)	—	(5)	1,854	(113)	(24)	(137)	2,116	(118)	(24)	(142)
Obligations of states and political subdivisions	1,885	(7)	(49)	(56)	24	—	(5)	(5)	1,909	(7)	(54)	(61)
Manufactured housing	—	—	—	—	65	(4)	(2)	(6)	65	(4)	(2)	(6)
Total available-for-sale securities in a gross unrealized loss position	$12,048	$(40)	$(273)	$(313)	$26,314	$(2,955)	$(631)	$(3,586)	$38,362	$(2,995)	$(904)	$(3,899)

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.
At March 31, 2014, total gross unrealized losses on available-for-sale securities were $2.8 billion. The gross unrealized losses relate to 653 individual lots representing 626 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.
Impairment Recognition on Investments in Securities
We recognize impairment losses on available-for-sale securities within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings when we conclude that a decrease in the fair value of a security is other-than-temporary. For information regarding our evaluation of our available-for-sale securities for impairment, see "NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities" and "NOTE 7: INVESTMENTS IN SECURITIES" in our 2013 Annual Report.

114	Freddie Mac

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
As noted in “Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings,” our net impairment on available-for-sale securities during 2014 includes certain securities that we have the intent to sell prior to the recovery of the unrealized loss. In cases where we have the intent to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost, the security’s entire decline in fair value would be deemed to be other-than-temporary and is recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings. For the remaining available-for-sale securities in an unrealized loss position at March 31, 2014, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.
The table below presents the modeled attributes, including default rates, prepayment rates, and severities, without regard to subordination, that are used to determine whether our interests in certain available-for-sale non-agency mortgage-related securities will experience a cash shortfall.
Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	March 31, 2014
			Alt-A(1)
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)
Issuance Date
2004 and prior:
UPB	$698	$48	$427	$314	$270
Weighted average collateral defaults(2)	36%	23%	13%	31%	18%
Weighted average collateral severities(3)	58%	45%	47%	43%	36%
Weighted average voluntary prepayment rates(4)	7%	8%	12%	8%	9%
Average credit enhancements(5)	34%	4%	15%	15%	12%
2005:
UPB	$3,367	$2,183	$620	$561	$2,547
Weighted average collateral defaults(2)	45%	32%	20%	39%	25%
Weighted average collateral severities(3)	60%	50%	46%	48%	41%
Weighted average voluntary prepayment rates(4)	4%	8%	10%	7%	9%
Average credit enhancements(5)	46%	2%	—%	19%	—%
2006:
UPB	$16,161	$4,746	$387	$827	$535
Weighted average collateral defaults(2)	52%	41%	27%	46%	34%
Weighted average collateral severities(3)	61%	51%	47%	53%	42%
Weighted average voluntary prepayment rates(4)	3%	6%	8%	6%	9%
Average credit enhancements(5)	3%	(5)%	(1)%	(9)%	(8)%
2007:
UPB	$17,732	$3,220	$131	$1,065	$220
Weighted average collateral defaults(2)	52%	41%	44%	45%	40%
Weighted average collateral severities(3)	60%	51%	52%	52%	47%
Weighted average voluntary prepayment rates(4)	2%	6%	6%	7%	8%
Average credit enhancements(5)	2%	4%	(1)%	(22)%	—%
Total:
UPB	$37,958	$10,197	$1,565	$2,767	$3,572
Weighted average collateral defaults(2)	51%	39%	22%	42%	27%
Weighted average collateral severities(3)	61%	51%	47%	51%	41%
Weighted average voluntary prepayment rates(4)	3%	7%	10%	7%	9%
Average credit enhancements(5)	7%	(1)%	4%	(6)%	—%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which primarily consist of securities backed by home equity lines of credit.

(2)	The expected cumulative default rate is expressed as a percentage of the current collateral UPB.

(3)	The expected average loss given default is calculated as the ratio of cumulative loss over cumulative default for each security.

(4)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.

115	Freddie Mac

(5)
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
Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Three Months Ended March 31,
	2014	2013
	(in millions)
Available-for-sale securities:(1)
CMBS	$—	$(10)
Subprime	(322)	(33)
Option ARM	(16)	—
Alt-A and other	(26)	—
Total net impairment of available-for-sale securities recognized in earnings	$(364)	$(43)

(1)
Includes $328 million, and $0 million of other-than-temporary impairments recognized in earnings for the three months ended March 31, 2014 and 2013, respectively, as we had the intent to sell the related securities before recovery of their amortized cost basis.

The table below presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss has been recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash flows at the time of impairment, including the estimated proceeds from bond insurance, and the amortized cost basis of the security prior to considering credit losses. The beginning balances represent the other-than-temporary impairment credit loss components related to available-for-sale securities for which other-than-temporary impairment occurred prior to January 1, 2014 and January 1, 2013, respectively, but will not be realized until the securities are sold, written off, or mature. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is: (a) the first time the debt security was credit-impaired; or (b) not the first time the debt security was credit-impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced by the amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security.
Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

	Three Months Ended March 31,
	2014	2013
	(in millions)
Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$14,463	$16,745
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	—	16
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	36	27
Reductions:
Amounts related to securities which were sold, written off, or matured	(101)	(416)
Amounts for which we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(1,516)	—
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(132)	(40)
Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings(1)	$12,750	$16,332

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
Realized Gains and Losses on Sales of Available-For-Sale Securities
The table below illustrates the gross realized gains and gross realized losses from the sale of available-for-sale securities.

116	Freddie Mac

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended March 31,
	2014	2013
	(in millions)
Gross realized gains
Mortgage-related securities:
Freddie Mac	$598	$—
Fannie Mae	11	16
CMBS	29	83
Alt-A and other	112	—
Obligations of states and political subdivisions	—	2
Subprime	25	—
Total mortgage-related securities gross realized gains	775	101
Gross realized gains	775	101
Gross realized losses
Mortgage related securities:(1)
Alt-A and other	(1)	—
Subprime	(1)	—
Total mortgage-related securities gross realized losses	(2)	—
Gross realized losses	(2)	—
Net realized gains (losses)	$773	$101

(1)
The individual sales do not change our conclusion, at period end, that we do not intend to sell our remaining mortgage-related available-for-sale securities that are in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses.

Maturities of Available-For-Sale Securities
The table below summarizes the remaining contractual maturities of available-for-sale securities.
Table 7.7 — Maturities of Available-For-Sale Securities(1)

	As of March 31, 2014
					After One Year Through		After Five Years
	Total	Total	One Year or Less		Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$33,818	$35,165	$1	$1	$511	$537	$557	$593	$32,749	$34,034
Fannie Mae	9,498	10,139	1	1	99	103	144	158	9,254	9,877
Ginnie Mae	142	160	—	—	6	7	18	21	118	132
CMBS	27,451	28,616	—	—	586	630	—	—	26,865	27,986
Subprime	28,027	26,540	—	—	—	—	—	—	28,027	26,540
Option ARM	6,518	6,439	—	—	—	—	—	—	6,518	6,439
Alt-A and other	7,159	7,606	1	1	68	69	7	7	7,083	7,529
Obligations of states and political subdivisions	3,255	3,276	5	5	47	50	95	96	3,108	3,125
Manufactured housing	612	676	—	—	—	—	—	—	612	676
Total available-for-sale securities	$116,480	$118,617	$8	$8	$1,317	$1,396	$821	$875	$114,334	$116,338

(1)	Maturity information provided is based on contractual maturities, which may not represent the expected life as obligations underlying these securities may be prepaid at any time without penalty.
Trading Securities
The table below summarizes the estimated fair values by major security type for trading securities. Our trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities.

117	Freddie Mac

Table 7.8 — Trading Securities

	March 31, 2014	December 31, 2013
	(in millions)
Mortgage-related securities:
Freddie Mac	$14,340	$9,349
Fannie Mae	6,452	7,180
Ginnie Mae	92	98
Other	124	141
Total mortgage-related securities	21,008	16,768
Non-mortgage-related securities:
Treasury bills	4,574	2,254
Treasury notes	4,405	4,382
Total non-mortgage-related securities	8,979	6,636
Total fair value of trading securities	$29,987	$23,404
With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of March 31, 2014.
For the three months ended March 31, 2014 and 2013, we recorded net unrealized losses on trading securities held at those dates of $0 billion and $(0.4) billion, respectively.
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
Our debt cap under the Purchase Agreement is $663.0 billion in 2014 and will decline to $563.6 billion on January 1, 2015. As of March 31, 2014, our aggregate indebtedness was $458.3 billion. Our aggregate indebtedness is calculated as the par value of other debt.
In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.
During the three months ended March 31, 2014 and 2013, we recognized fair value gains (losses) of $8 million and $9 million, respectively, on our foreign-currency denominated debt, of which $7 million and $5 million, respectively, were gains (losses) related to foreign-currency translation. Our last non-U.S. dollar denominated debt matured in January 2014.
Other Debt
The table below summarizes the balances and effective interest rates for other debt. We had no balances in federal funds purchased and securities sold under agreements to repurchase at either March 31, 2014 or December 31, 2013.

118	Freddie Mac

Table 8.1 — Other Debt

	March 31, 2014			December 31, 2013
	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)
	(dollars in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$114,681	$114,637	0.13%	$137,767	$137,712	0.13%
Medium-term notes	500	500	0.16	4,000	4,000	0.16
Total other short-term debt	$115,181	$115,137	0.13	$141,767	$141,712	0.13
Other long-term debt:
Original maturities on or before December 31,
2014	$52,757	$52,704	1.73%	$78,115	$78,041	1.91%
2015	62,778	62,759	1.55	70,303	70,284	1.44
2016	58,247	58,339	2.28	63,564	63,669	2.19
2017	59,798	59,770	1.98	51,908	51,885	2.14
2018	32,928	32,885	1.72	33,418	33,372	1.74
Thereafter	76,645	72,254	2.89	72,270	67,804	2.93
Total other long-term debt(3)	343,153	338,711	2.08	369,578	365,055	2.08
Total other debt	$458,334	$453,848		$511,345	$506,767

(1)
Represents par value, net of associated discounts or premiums, and hedge-related basis adjustments with $3.2 billion and $2.7 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at March 31, 2014 and December 31, 2013.

(2)
Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedge-related basis adjustments.

(3)	Balance, net for other long-term debt includes callable debt of $95.3 billion and $107.5 billion at March 31, 2014 and December 31, 2013, respectively.
Debt Securities of Consolidated Trusts Held by Third Parties
Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (i.e., single-family PC trusts and certain single-family and multifamily Other Guarantee Transactions).
The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.
Table 8.2 — Debt Securities of Consolidated Trusts Held by Third Parties

	March 31, 2014				December 31, 2013
	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)
	(dollars in millions)				(dollars in millions)
Single-family:(3)
30-year or more, fixed-rate	2014 - 2052	$982,584	$1,007,823	4.12%	2014 - 2052	$969,270	$993,683	4.14%
20-year fixed-rate	2014 - 2034	75,615	77,966	3.79	2014 - 2034	75,910	78,252	3.81
15-year fixed-rate	2014 - 2029	270,285	276,794	3.20	2014 - 2029	270,513	277,018	3.23
Adjustable-rate	2014 - 2047	60,862	62,036	2.63	2014 - 2047	60,683	61,830	2.64
Interest-only(4)	2026 - 2041	20,069	20,105	3.59	2026 - 2041	21,352	21,390	3.70
FHA/VA	2014 - 2041	1,231	1,249	5.65	2014 - 2041	1,284	1,303	5.67
Total single-family		1,410,646	1,445,973			1,399,012	1,433,476
Multifamily(5)	2018 - 2019	443	504	4.96	2018 - 2019	444	508	4.96
Total debt securities of consolidated trusts held by third parties(6)		$1,411,089	$1,446,477			$1,399,456	$1,433,984

(1)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.

(2)	Represents par value, net of associated discounts, premiums, and other basis adjustments.

(3)	Debt securities of consolidated trusts held by third parties are prepayable as the loans that collateralize the debt may prepay without penalty at any time.

(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.

(5)	Balance, Net includes interest-only securities recorded at fair value.

(6)	The effective rate for debt securities of consolidated trusts held by third parties was 3.41% and 3.39% as of March 31, 2014 and December 31, 2013, respectively.

119	Freddie Mac

Line of Credit
At both March 31, 2014 and December 31, 2013, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We have used this line of credit to provide us with additional liquidity to fund our intraday payment activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs. No amounts were drawn on this line of credit at March 31, 2014 and December 31, 2013. As the line is uncommitted, we may not be able to draw on it if and when needed. At a future time, we may decide to restructure or discontinue this line of credit.
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
We classify derivatives into three categories: (a) exchange-traded derivatives; (b) cleared derivatives; and (c) OTC derivatives. Exchange-traded derivatives include standardized interest-rate futures contracts and options on futures contracts. Cleared derivatives refer to those interest-rate swaps that the U.S. Commodity Futures Trading Commission has determined are subject to the central clearing requirement of the Dodd-Frank Act. OTC derivatives refer to those derivatives that are neither exchange-traded derivatives nor cleared derivatives.
Types of Derivatives
We principally use the following types of derivatives:

•	LIBOR-based interest-rate swaps;

•	LIBOR- and Treasury-based options (including swaptions); and

•	LIBOR- and Treasury-based exchange-traded futures.
In addition to swaps, futures, and purchased options, our derivative positions include written options and swaptions, commitments, swap guarantees, and credit derivatives. Our last foreign-currency swaps matured in January 2014.
For additional information about our use of derivatives, and the types of derivatives that we use, see "NOTE 9: DERIVATIVES" in our 2013 Annual Report. For a discussion of our significant accounting policies related to derivatives, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Derivatives” in our 2013 Annual Report.
Derivative Assets and Liabilities at Fair Value
The table below presents the location and fair value of derivatives reported on our consolidated balance sheets.

120	Freddie Mac

Table 9.1 — Derivative Assets and Liabilities at Fair Value

	March 31, 2014			December 31, 2013
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging
Interest-rate swaps:
Receive-fixed	$249,536	$4,615	$(1,404)	$281,727	$4,475	$(2,438)
Pay-fixed	227,244	3,093	(11,265)	242,597	5,540	(10,879)
Basis (floating to floating)	300	3	—	300	4	—
Total interest-rate swaps	477,080	7,711	(12,669)	524,624	10,019	(13,317)
Option-based:
Call swaptions
Purchased	39,790	2,910	—	59,290	2,373	—
Written	3,500	—	(208)	5,945	—	(201)
Put Swaptions
Purchased	49,320	695	—	33,410	698	—
Other option-based derivatives(1)	21,662	985	—	23,365	1,041	(3)
Total option-based	114,272	4,590	(208)	122,010	4,112	(204)
Futures	70,234	—	—	50,270	—	—
Foreign-currency swaps	—	—	—	528	39	—
Commitments	23,563	41	(21)	18,731	61	(69)
Credit derivatives	5,192	—	(9)	5,386	—	(6)
Swap guarantee derivatives	3,412	—	(29)	3,477	—	(31)
Total derivatives not designated as hedging instruments	693,753	12,342	(12,936)	725,026	14,231	(13,627)
Derivative interest receivable (payable)		928	(1,599)		1,243	(1,835)
Netting adjustments(2)		(12,115)	14,424		(14,411)	15,282
Total derivative portfolio, net	$693,753	$1,155	$(111)	$725,026	$1,063	$(180)

(1)	Primarily includes purchased interest-rate caps and floors.

(2)	Represents counterparty netting and cash collateral netting. Net cash collateral posted was $2.3 billion and $871 million at March 31, 2014 and December 31, 2013, respectively.
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
Gains and Losses on Derivatives
The table below presents the gains and losses on derivatives reported in our consolidated statements of comprehensive income.

121	Freddie Mac

Table 9.2 — Gains and Losses on Derivatives

Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging	Derivative Gains (Losses)(1)
	Three Months Ended March 31,
	2014	2013
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(1)	$(7)
U.S. dollar denominated	1,395	(2,283)
Total receive-fixed swaps	1,394	(2,290)
Pay-fixed	(3,164)	3,864
Total interest-rate swaps	(1,770)	1,574
Option based:
Call swaptions
Purchased	528	(518)
Written	(100)	109
Put swaptions
Purchased	(419)	53
Other option-based derivatives(2)	60	(81)
Total option-based	69	(437)
Futures	(30)	38
Foreign-currency swaps	(7)	(5)
Commitments	66	109
Credit derivatives	(3)	—
Swap guarantee derivatives	3	2
Other(3)	(1)	—
Subtotal	(1,673)	1,281
Accrual of periodic settlements:(4)
Receive-fixed interest-rate swaps	834	938
Pay-fixed interest-rate swaps	(1,512)	(1,845)
Other	—	1
Total accrual of periodic settlements	(678)	(906)
Total	$(2,351)	$375

(1)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of comprehensive income.

(2)	Primarily includes purchased interest-rate caps and floors.

(3)	Includes fees and commissions paid on cleared and exchange-traded derivatives.

(4)	The accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of comprehensive income.
Hedge Designation of Derivatives
At March 31, 2014 and December 31, 2013, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring. Amounts reported in AOCI linked to interest payments on other debt are recorded in other debt interest expense and amounts not linked to interest payments on other debt are recorded in expense related to derivatives. In the three months ended March 31, 2014 and 2013, we reclassified from AOCI into earnings (effective portion) a loss of $80 million and $132 million, respectively, related to closed cash flow hedges. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT) — Accumulated Other Comprehensive Income — Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges” for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.

122	Freddie Mac

NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES
Derivative Portfolio
Derivative Counterparties
Our use of cleared derivatives, exchange-traded derivatives, and OTC derivatives exposes us to institutional credit risk. The requirement that we post initial and variation margin in connection with cleared and exchange-traded derivatives, such as cleared interest-rate swaps and futures contracts, exposes us to institutional credit risk in the event that our clearing members or the financial clearinghouses fail to meet their obligations. The use of cleared and exchange-traded derivatives decreases our credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties. OTC derivatives expose us to the credit risk of individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its obligations.
Our use of interest rate swaps and option-based derivatives is subject to internal credit and legal reviews. On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties, clearinghouses, and clearing members to confirm that they continue to meet our internal risk management standards.
Master Netting and Collateral Agreements
We use master netting and collateral agreements to reduce our credit risk exposure to our derivative counterparties for interest-rate swap and option-based derivatives. Master netting agreements provide for the netting of amounts receivable and payable from an individual counterparty, which reduces our exposure to a single counterparty in the event of default. On a daily basis, the market value of each counterparty’s derivatives outstanding is calculated to determine the amount of our net credit exposure, which is equal to derivatives in a net gain position by counterparty after giving consideration to collateral posted.
Our collateral agreements require most counterparties to post collateral to us for the amount of our net exposure to them above the counterparty’s collateral posting threshold. Collateral posting thresholds are tied to a counterparty’s credit rating. Bilateral collateral agreements are in place for all of our active OTC derivative counterparties. For OTC derivatives, we are subject to collateral posting thresholds based on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The amount of margin we must post for cleared and exchange-traded derivatives may be based, in part, on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. Collateral is typically transferred within one business day based on the values of the related derivatives. This time lag in posting collateral can affect our net uncollateralized exposure to derivative counterparties.
Collateral posted by a derivative counterparty is typically in the form of cash, although U.S. Treasury securities and Freddie Mac mortgage-related securities may also be posted. In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or to sell the collateral and transfer the proceeds to us. At March 31, 2014 and December 31, 2013, all amounts of cash collateral related to derivatives were offset against derivative assets, net or derivative liabilities, net, as applicable.
Our net uncollateralized exposure to derivative counterparties for OTC interest-rate swap, option-based, and foreign-currency swap derivatives was $170 million and $188 million at March 31, 2014 and December 31, 2013 respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on March 31, 2014, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $170 million. Four counterparties each accounted for greater than 10% and collectively accounted for 66% of our net uncollateralized exposure to derivative counterparties, excluding cleared and exchange-traded derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives at March 31, 2014. Three of these counterparties, Royal Bank of Canada, Deutsche Bank, AG, and Goldman Sachs Bank USA, were rated “A” or above and Royal Bank of Scotland PLC was rated "BBB+" using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of March 31, 2014.
Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to the central clearing requirement. Our exposure to cleared and exchange-traded derivatives was $572 million and $382 million as of March 31, 2014 and December 31, 2013, respectively. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. We are required to post margin in connection with our cleared and exchange-traded derivatives. At March 31, 2014, the majority of our exposure for our cleared and exchange-traded derivatives resulted from our posting of initial margin. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “— Collateral Pledged.”
The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $41 million and $61 million at March 31, 2014 and December 31, 2013, respectively. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities

123	Freddie Mac

Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization.
The table below displays information related to derivatives and securities purchased under agreements to resell on our consolidated balance sheets.
Table 10.1 — Offsetting of Financial Assets and Liabilities

	March 31, 2014
	Gross Amount Recognized(1)	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(2)	Gross Amount Not Offset in the Consolidated Balance Sheets	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate swaps and option-based derivatives	$12,762	$(12,220)	$542	$(372)	$170
Cleared and exchange-traded derivatives	467	105	572	—	572
Other(3)	41	—	41	—	41
Total derivatives	13,270	(12,115)	1,155	(372)	783
Securities purchased under agreements to resell	35,041	—	35,041	(35,041)	—
Total	$48,311	$(12,115)	$36,196	$(35,413)	$783
Liabilities:
Derivatives:
Over-the-counter interest-rate swaps and option-based derivatives	$(13,696)	$13,644	$(52)	$—	$(52)
Cleared and exchange-traded derivatives	(780)	780	—	—	—
Other(3)	(59)	—	(59)	—	(59)
Total	$(14,535)	$14,424	$(111)	$—	$(111)

	December 31, 2013
	Gross Amount Recognized(1)	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(2)	Gross Amount Not Offset in the Consolidated Balance Sheets	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$13,886	$(13,266)	$620	$(432)	$188
Cleared and exchange-traded derivatives	1,527	(1,145)	382	—	382
Other(3)	61	—	61	—	61
Total derivatives	15,474	(14,411)	1,063	(432)	631
Securities purchased under agreements to resell	62,383	—	62,383	(62,383)	—
Total	$77,857	$(14,411)	$63,446	$(62,815)	$631
Liabilities:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$(14,616)	$14,545	$(71)	$—	$(71)
Cleared and exchange-traded derivatives	(737)	737	—	—	—
Other(3)	(109)	—	(109)	—	(109)
Total	$(15,462)	$15,282	$(180)	$—	$(180)

(1)	For derivatives, includes interest receivable or payable and trade/settle receivable or payable.

(2)	For derivatives, includes cash collateral posted or held in excess of exposure.

(3)	Includes commitments, swap guarantee derivatives, certain written options and credit derivatives.
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

124	Freddie Mac

how much we lend in transactions involving securities purchased under agreements to resell. Additionally, we regularly review the market values of these securities compared to amounts loaned and derivative counterparty collateral posting thresholds in an effort to manage our exposure to losses.
We had cash and cash equivalents pledged to us related to OTC derivative instruments of $1.7 billion and $1.9 billion at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, we had $372 million and $432 million, respectively, of collateral in the form of securities pledged to and held by us related to OTC derivative instruments. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. In addition, we had $8 million and $646 million of cash pledged to us related to cleared derivatives at March 31, 2014 and December 31, 2013, respectively.
Also, at March 31, 2014 and December 31, 2013, we had $0 billion and $5 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.
In addition, we hold cash and cash equivalents as collateral in connection with certain of our multifamily guarantees and mortgage loans as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at March 31, 2014 and December 31, 2013 was $74 million and $66 million, respectively.
We consider federal funds sold to be overnight unsecured trades executed with insured depository institutions that are members of the Federal Reserve System. Federal funds sold trades are uninsured. We did not hold any federal funds sold at March 31, 2014 and December 31, 2013.
Collateral Pledged by Freddie Mac
We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The amount of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of March 31, 2014, we had one secured, uncommitted intraday line of credit with a third party in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs, in connection with our use of the Fedwire system. However, it is possible that this line of credit may not prevent us from overdrafting our account at the Federal Reserve. In certain circumstances, the line of credit agreement gives the secured party the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank of New York. We have pledged collateral to meet our collateral requirements under the line of credit agreement.
The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge.
Table 10.2 — Collateral in the Form of Securities Pledged

	March 31, 2014	December 31, 2013
	(in millions)
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,713	$10,654
Available-for-sale securities	64	70
Trading securities	80	365
Total securities pledged	$10,857	$11,089

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge
At March 31, 2014, we pledged securities with the ability of the secured party to repledge of $10.9 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above. Of the remainder at March 31, 2014, we pledged $0.4 billion in connection with derivatives and securities transactions.
At December 31, 2013, we pledged securities with the ability of the secured party to repledge of $11.1 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above. Of the remainder at December 31, 2013, we pledged $0.6 billion in connection with derivative transactions.
Cash Pledged
At March 31, 2014, we pledged $4.0 billion of collateral in the form of cash and cash equivalents, of which $3.1 billion related to our OTC derivative agreements as we had $3.1 billion of such derivatives in a net loss position. At December 31, 2013, we pledged $3.4 billion of collateral in the form of cash and cash equivalents, of which $3.2 billion related to our OTC

125	Freddie Mac

derivative agreements as we had $3.2 billion of such derivatives in a net loss position. The remaining $914 million and $275 million was posted at clearing members or clearinghouses in connection with derivatives and securities transactions at March 31, 2014 and December 31, 2013, respectively. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2014, was $3.1 billion for which we posted collateral of $3.1 billion in the normal course of business. Since we were fully collateralized as of March 31, 2014, we would not have been required to post additional collateral on that day if the credit-risk-related contingent features underlying these agreements were triggered.
NOTE 11: STOCKHOLDERS’ EQUITY
Senior Preferred Stock
No cash was received from Treasury under the Purchase Agreement during the three months ended March 31, 2014, because we had positive net worth at December 31, 2013 and, consequently, FHFA did not request a draw on our behalf. At March 31, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Our quarterly senior preferred stock dividend is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds the applicable Capital Reserve Amount, which was established at $3 billion for 2013 and declines to zero in 2018. Based on our Net Worth Amount at March 31, 2014 and the Capital Reserve Amount of $2.4 billion in 2014, our dividend obligation to Treasury in June 2014 will be $4.5 billion. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” in our 2013 Annual Report for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion and $72.3 billion as of March 31, 2014 and December 31, 2013, respectively. See “NOTE 18: REGULATORY CAPITAL” for additional information.
Stock-Based Compensation
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the three months ended March 31, 2014, except for issuances of treasury stock relating to stock-based compensation granted prior to conservatorship. For a discussion regarding our stock-based compensation plans, see “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2013 Annual Report.
For purposes of the earnings-per-share calculation, all stock options outstanding at March 31, 2014 and 2013 were out of the money and excluded from the computation of dilutive potential common shares for the three months ended March 31, 2014 and 2013, respectively. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement.
Dividends Declared
No common dividends were declared during the three months ended March 31, 2014. During the three months ended March 31, 2014, we paid dividends of $10.4 billion in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the three months ended March 31, 2014.
Accumulated Other Comprehensive Income
The table below presents changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.

126	Freddie Mac

Table 11.1 — Changes in AOCI by Component, Net of Tax

	Three Months Ended March 31, 2014
	AOCI Related to Available- For-Sale Securities(1)	AOCI Related to Cash Flow Hedge Relationships(2)	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$962	$(1,000)	$32	$(6)
Other comprehensive income before reclassifications(3)	692	—	1	693
Amounts reclassified from accumulated other comprehensive income	(265)	52	(1)	(214)
Changes in AOCI by component	427	52	—	479
Ending balance	$1,389	$(948)	$32	$473

	Three Months Ended March 31, 2013
	AOCI Related to Available- For-Sale Securities(1)	AOCI Related to Cash Flow Hedge Relationships(2)	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$(1,444)	$(1,316)	$(178)	$(2,938)
Other comprehensive income before reclassifications(3)	2,317	—	18	2,335
Amounts reclassified from accumulated other comprehensive income	(37)	90	2	55
Changes in AOCI by component	2,280	90	20	2,390
Ending balance	$836	$(1,226)	$(158)	$(548)

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

(3)	For the three months ended March 31, 2014 and 2013, net of tax expense of $0.4 billion and $1.2 billion, respectively, for AOCI related to available-for-sale securities.
Reclassifications from AOCI to Net Income
The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.
Table 11.2 — Reclassifications from AOCI to Net Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Affected Line Item in the Consolidated Statements of Comprehensive Income
	(in millions)
AOCI related to available-for-sale securities
	$773	$101	Other gains (losses) on investment securities recognized in earnings
	(364)	(43)	Net impairment of available-for-sale securities recognized in earnings
	409	58	Total before tax
	(144)	(21)	Tax (expense) or benefit
	265	37	Net of tax
AOCI related to cash flow hedge relationships
	(1)	(1)	Interest expense — Other debt
	(79)	(131)	Expense related to derivatives
	(80)	(132)	Total before tax
	28	42	Tax (expense) or benefit
	(52)	(90)	Net of tax
AOCI related to defined benefit plans
	1	(2)	Salaries and employee benefits
	—	—	Tax (expense) or benefit
	1	(2)	Net of tax
Total reclassifications in the period	$214	$(55)	Net of tax
Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

127	Freddie Mac

As shown in “Table 11.1 — Changes in AOCI by Component, Net of Tax,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $0.9 billion and $1.2 billion at March 31, 2014 and 2013, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $204 million, net of taxes, of the $0.9 billion of cash flow hedge losses in AOCI at March 31, 2014 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 20 years. However, 74% and 89% of AOCI relating to closed cash flow hedges at March 31, 2014 will be reclassified to earnings over the next five and ten years, respectively.
NOTE 12: INCOME TAXES
Income Tax (Expense) Benefit
For the three months ended March 31, 2014 and 2013, we reported an income tax (expense) benefit of $(1.7) billion and $35 million, respectively, resulting in effective tax rates of 30.3% and (0.8)%, respectively. The increase in income tax expense is primarily due to the release of the valuation allowance in 2013. For the three months ended March 31, 2014, our effective tax rate was different from the statutory rate of 35% primarily due to our recognition of low income housing tax credits.
Deferred Tax Assets and Liabilities
We had a net deferred tax asset of $20.7 billion and $22.7 billion as of March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, our net deferred tax asset consisted primarily of basis differences related to derivative instruments and deferred fees. The net deferred tax asset decreased compared to December 31, 2013, primarily due to a decrease in the net operating loss carryforward as a result of taxable income estimated to be generated in 2014.
Based on all positive and negative evidence available as of March 31, 2014, we have determined that it is more likely than not that our net deferred tax asset will be realized. Therefore, a valuation allowance is not needed.
Unrecognized Tax Benefits and IRS Examinations
We have evaluated all income tax positions and determined that there are no uncertain tax positions that require reserves as of March 31, 2014.
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
For a discussion of our significant accounting policies related to income taxes, please see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" and "NOTE 12: INCOME TAXES" in our 2013 Annual Report.
NOTE 13: SEGMENT REPORTING
We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for additional information about the conservatorship.
We present Segment Earnings by: (a) reclassifying certain credit guarantee-related activities and investment-related activities between various line items on our GAAP consolidated statements of comprehensive income; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments. These reclassifications and allocations are described in “NOTE 13: SEGMENT REPORTING” in our 2013 Annual Report.
We do not consider our assets by segment when evaluating segment performance or allocating resources. We operate our business solely in the U.S. and its territories. Therefore, we do not generate any revenue from and do not have any long-lived assets other than financial instruments in geographic locations outside of the U.S. and its territories.
Segments
Our operations consist of three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. See “NOTE 13: SEGMENT REPORTING” in our 2013 Annual Report for a description of our reportable segments and the activities and items included in each.
Segment Earnings
The financial performance of our Single-family Guarantee segment is measured based on its contribution to GAAP net income (loss). Our Investments segment and Multifamily segment are measured based on each segment's contribution to GAAP

128	Freddie Mac

comprehensive income (loss), which consists of the sum of its contribution to: (a) GAAP net income (loss); and (b) GAAP total other comprehensive income (loss), net of taxes. Taxes for the reportable segments are calculated by applying our corporate estimated annual effective tax rate to each segment's pre-tax income.
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
In the first quarter of 2014, we revised our inter-segment allocations between the Multifamily and the Investments segments for the Multifamily segment's investment securities and held-for-sale loans. Previously, changes in fair value of these assets attributed to interest rates were transferred to the Investments segment to offset the gains (losses) of the associated derivative instruments used to economically hedge the assets, while the changes in fair value not related to interest rates (i.e., liquidity and credit) remained in the Multifamily segment. Starting in the first quarter of 2014, the Multifamily segment will reflect the entire change in fair value of these assets in its financial results and the Investments segment will transfer the change in fair value of the derivatives associated with the Multifamily segment's investments securities and held-for-sale loans to the Multifamily segment. The purpose of this change is to better reflect the operations of the Multifamily segment on a stand-alone basis. Prior period results have been revised to conform with the current period presentation.
Segment Adjustments
In presenting Segment Earnings management and guarantee income and net interest income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are not reflected in net income (loss) as determined in accordance with GAAP. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. Segment adjustments consist of the following:

•
We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of buy-down fees and credit delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of March 31, 2014, the unamortized balance of buy-down fees was $0.3 billion and the unamortized balance of credit delivery fees was $0.9 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. These adjustments are necessary to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

•
We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts, as well as buy-up fees, on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of March 31, 2014, the unamortized balance of such premiums and discounts, net was $2.8 billion and the unamortized balance of buy-up fees was $0.4 billion. These adjustments are necessary to reflect the effective yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up fees.

Segment Allocations
The results of each reportable segment include directly attributable revenues and expenses. Administrative expenses that are not directly attributable to a segment are allocated to our segments using various methodologies, depending on the nature of the expense (i.e., semi-direct versus indirect). Net interest income for each segment includes allocated debt funding and hedging costs related to certain assets of each segment. The Investments segment manages the funding and interest rate risk for all business segments. In connection with this activity, the Investments segment transfers a cost to the other segments. The actual costs may vary relative to these intra-company transfers. In addition, the financial statement volatility associated with the use of derivatives to hedge certain assets outside the Investments segment is not fully allocated to other segments. These allocations do not include the effects of dividends paid on our senior preferred stock.
The table below presents Segment Earnings by segment.

129	Freddie Mac

Table 13.1 — Summary of Segment Earnings and Comprehensive Income (Loss)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$313	$1,186
Investments	3,302	2,420
Multifamily	418	1,003
All Other	(13)	(28)
Total Segment Earnings (loss), net of taxes	4,020	4,581
Net income (loss)	$4,020	$4,581
Comprehensive income (loss) of segments:
Single-family Guarantee	$313	$1,197
Investments	3,781	4,794
Multifamily	418	1,008
All Other	(13)	(28)
Comprehensive income (loss) of segments	4,499	6,971
Comprehensive income (loss)	$4,499	$6,971
The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.
Table 13.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended March 31, 2014
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$33	$836	$215	$—	$1,084	$2,275	$151	$2,426	$3,510
(Provision) benefit for credit losses	(322)	—	19	—	(303)	218	—	218	(85)
Non-interest income (loss):
Management and guarantee income(3)	1,171	—	58	—	1,229	(1,069)	(82)	(1,151)	78
Net impairment of available-for-sale securities recognized in earnings	—	(215)	—	—	(215)	(149)	—	(149)	(364)
Derivative gains (losses)	(3)	(1,488)	85	—	(1,406)	(945)	—	(945)	(2,351)
Gains (losses) on trading securities	—	(55)	48	—	(7)	—	—	—	(7)
Gains (losses) on mortgage loans	—	—	254	—	254	—	—	—	254
Other non-interest income (loss)	203	5,637	(9)	—	5,831	(330)	—	(330)	5,501
Non-interest expense:
Administrative expenses	(278)	(124)	(66)	—	(468)	—	—	—	(468)
REO operations expense	(59)	—	—	—	(59)	—	—	—	(59)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(178)	—	—	—	(178)	—	—	—	(178)
Other non-interest expense	(39)	(4)	(5)	(18)	(66)	—	—	—	(66)
Segment adjustments(2)	(82)	151	—	—	69	—	(69)	(69)	—
Income tax (expense) benefit	(133)	(1,436)	(181)	5	(1,745)	—	—	—	(1,745)
Net income (loss)	313	3,302	418	(13)	4,020	—	—	—	4,020
Total other comprehensive income, net of taxes	—	479	—	—	479	—	—	—	479
Comprehensive income (loss)	$313	$3,781	$418	$(13)	$4,499	$—	$—	$—	$4,499

130	Freddie Mac

	Three Months Ended March 31, 2013
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$94	$1,030	$303	$—	$1,427	$2,549	$289	$2,838	$4,265
(Provision) benefit for credit losses	244	—	34	—	278	225	—	225	503
Non-interest income (loss):
Management and guarantee income(3)	1,243	—	46	—	1,289	(1,001)	(228)	(1,229)	60
Net impairment of available-for-sale securities recognized in earnings	—	8	(11)	—	(3)	(40)	—	(40)	(43)
Derivative gains (losses)	—	559	830	—	1,389	(1,014)	—	(1,014)	375
Gains (losses) on trading securities	—	(378)	1	—	(377)	—	—	—	(377)
Gains (losses) on mortgage loans	—	—	9	—	9	—	—	—	9
Other non-interest income	241	757	99	—	1,097	(719)	—	(719)	378
Non-interest expense:
Administrative expenses	(241)	(112)	(79)	—	(432)	—	—	—	(432)
REO operations income (expense)	(8)	—	2	—	(6)	—	—	—	(6)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(93)	—	—	—	(93)	—	—	—	(93)
Other non-interest expense	(61)	—	(5)	(27)	(93)	—	—	—	(93)
Segment adjustments(2)	(228)	289	—	—	61	—	(61)	(61)	—
Income tax (expense) benefit	(5)	267	(226)	(1)	35	—	—	—	35
Net income (loss)	1,186	2,420	1,003	(28)	4,581	—	—	—	4,581
Total other comprehensive income, net of taxes	11	2,374	5	—	2,390	—	—	—	2,390
Comprehensive income (loss)	$1,197	$4,794	$1,008	$(28)	$6,971	$—	$—	$—	$6,971

(1)
See “NOTE 13: SEGMENT REPORTING — Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” in our 2013 Annual Report for information regarding these reclassifications.

(2)	See “Segment Adjustments” for information regarding these adjustments.

(3)	Management and guarantee income total per consolidated statements of comprehensive income is included in other income on our GAAP consolidated statements of comprehensive income.
The table below presents comprehensive income (loss) by segment.

131	Freddie Mac

Table 13.3 — Comprehensive Income (Loss) of Segments

	Three Months Ended March 31, 2014
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Single-family Guarantee	$313	$—	$—	$—	$—	$313
Investments	3,302	427	52	—	479	3,781
Multifamily	418	—	—	—	—	418
All Other	(13)	—	—	—	—	(13)
Total per consolidated statements of comprehensive income	$4,020	$427	$52	$—	$479	$4,499

	Three Months Ended March 31, 2013
		Other Comprehensive Income (Loss), Net of Taxes
	Net Income (Loss)	Changes in Unrealized Gains (Losses) Related to Available-For-Sale Securities	Changes in Unrealized Gains (Losses) Related to Cash Flow Hedge Relationships	Changes in Defined Benefit Plans	Total Other Comprehensive Income (Loss), Net of Taxes	Comprehensive Income (Loss)
	(in millions)
Total comprehensive income (loss) of segments:
Single-family Guarantee	$1,186	$—	$—	$11	$11	$1,197
Investments	2,420	2,277	90	7	2,374	4,794
Multifamily	1,003	3	—	2	5	1,008
All Other	(28)	—	—	—	—	(28)
Total per consolidated statements of comprehensive income	$4,581	$2,280	$90	$20	$2,390	$6,971
NOTE 14: FINANCIAL GUARANTEES
We provide financial guarantees to securitization trusts that issue mortgage-related securities backed by single-family mortgage loans, which we consolidate. During the three months ended March 31, 2014 and 2013, we issued approximately $52.1 billion and $133.5 billion, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). For guarantees to consolidated securitization trusts, our exposure to these guarantees is generally the UPB of the loans recorded on our consolidated balance sheets. See "Note 14: FINANCIAL GUARANTEES" in our 2013 Annual Report for a description of the nature of the transactions that give rise to our financial guarantees.
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
Table 14.1 — Financial Guarantees

	March 31, 2014			December 31, 2013
	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
	(dollars in millions, terms in years)
Non-consolidated Freddie Mac securities(3)	$74,620	$740	39	$71,809	$731	40
Other guarantee commitments	29,060	778	35	29,160	791	36
Derivative instruments(4)	1,249	32	31	9,856	239	32
Servicing-related premium guarantees	279	—	5	281	—	5

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

132	Freddie Mac

(2)
For non-consolidated Freddie Mac securities and other guarantee commitments, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $125 million and $111 million as of March 31, 2014 and December 31, 2013, respectively, and is included within other liabilities on our consolidated balance sheets.

(3)
In addition to our guarantee of principal and interest, we also provide liquidity guarantees for certain multifamily housing revenue bonds included in this category. However, no advances under these liquidity guarantees were outstanding at March 31, 2014 or December 31, 2013.

(4)	See “NOTE 9: DERIVATIVES” for information about these derivative guarantees.
Non-Consolidated Freddie Mac Securities
During the three months ended March 31, 2014 we issued approximately $3.3 billion, compared to $4.8 billion during the three months ended March 31, 2013, in UPB of Other Guarantee Transactions, all of which were backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.
For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee.
Other Guarantee Commitments
We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During the three months ended March 31, 2014 and 2013, we issued and guaranteed $0.5 billion and $2.2 billion, respectively, in UPB of long-term standby commitments. These long-term standby commitments totaled $19.3 billion and $19.2 billion of UPB at March 31, 2014 and December 31, 2013, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.1 billion in UPB at both March 31, 2014 and December 31, 2013. In addition, as of March 31, 2014 and December 31, 2013, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $0.6 billion and $0.9 billion, respectively.
NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS
Single-Family Credit Guarantee Portfolio
Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.
The table below summarizes the concentration by year of origination and geographical area of the approximately $1.7 trillion UPB of our single-family credit guarantee portfolio at both March 31, 2014 and December 31, 2013. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2013 Annual Report and "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

133	Freddie Mac

Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	March 31, 2014		December 31, 2013		Percent of Credit Losses(1) Three Months Ended
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	March 31, 2014	March 31, 2013
Year of Origination
2014	1%	—%	N/A	N/A	—%	N/A
2013	17	0.01	16%	0.01%	—	—%
2012	16	0.05	16	0.04	<1	—
2011	7	0.20	8	0.18	<1	<1
2010	7	0.40	7	0.39	1	<1
2009	7	0.87	7	0.88	2	1
Subtotal - New single-family book	55	0.24	54	0.24	3	1
HARP and other relief refinance loans(3)	21	0.65	21	0.64	8	4
2005 to 2008 Legacy single-family book	15	8.25	16	8.77	77	85
Pre-2005 Legacy single-family book	9	3.16	9	3.24	12	10
Total	100%	2.20%	100%	2.39%	100%	100%
Region(4)
West	28%	1.55%	28%	1.73%	8%	34%
Northeast	26	3.10	26	3.23	27	10
North Central	18	1.67	18	1.81	23	22
Southeast	16	3.07	16	3.42	37	30
Southwest	12	1.25	12	1.36	5	4
Total	100%	2.20%	100%	2.39%	100%	100%
State
Arizona, California, Florida, and Nevada(5)	26%	2.63%	26%	3.01%	32%	52%
Illinois, Michigan, and Ohio(6)	10	1.95	11	2.11	17	17
New York and New Jersey(7)	9	4.98	9	5.11	11	2
All other	55	1.72	54	1.85	40	29
Total	100%	2.20%	100%	2.39%	100%	100%

(1)
Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude foregone interest on TDRs and non-accrual loans and other market-based losses recognized on our consolidated statements of comprehensive income.

(2)
Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held by us on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities, or covered by our other guarantee commitments.

(3)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2014). All other refinance loans are presented in the year that the refinancing occurred. Prior period information has been revised to conform with the current period presentation.

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

134	Freddie Mac

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
Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(1)		Serious Delinquency Rate
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Interest-only	2%	2%	11.55%	12.51%
Option ARM(2)	<1	<1	11.67	12.30
Alt-A	3	3	9.66	10.06
Original LTV ratio greater than 90%(3)	16	16	2.93	3.22
Lower FICO scores at origination (less than 620)	3	3	9.29	9.99

(1)	Based on UPB.

(2)
For reporting purposes, loans within the option ARM category continue to be reported in that category following modification, even though the modified loan no longer provides for optional payment provisions.

(3)	Includes HARP loans, which we are required to purchase as part of our participation in the MHA Program.
The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 9% and 10% at March 31, 2014 and December 31, 2013, respectively. An increase in the estimated current LTV ratio of a loan indicates that the borrower’s equity in the home has declined, and can negatively affect the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 9.31% and 9.94% as of March 31, 2014 and December 31, 2013, respectively. Loans in our 2005-2008 Legacy single-family book have been more affected by declines in home prices during the housing crisis that began in 2006 than loans originated in other years. Our 2005-2008 Legacy single-family book comprised approximately 15% of our single-family credit guarantee portfolio, based on UPB at March 31, 2014, and these loans accounted for approximately 77% and 85% of our credit losses during the three months ended March 31, 2014 and 2013, respectively.
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

135	Freddie Mac

Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	March 31, 2014		December 31, 2013
	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
	(dollars in billions)
State(2)
California	$22.3	—%	$22.4	0.03%
Texas	16.9	—	16.7	0.02
New York	11.5	0.08	11.4	0.12
Florida	9.2	—	9.3	0.28
Virginia	6.9	0.38	7.0	0.37
Maryland	6.5	—	6.7	—
All other states	59.3	0.04	59.3	0.08
Total	$132.6	0.04%	$132.8	0.09%
Region(3)
Northeast	$37.3	0.10%	$37.5	0.10%
West	33.7	—	33.8	0.07
Southwest	26.4	0.03	26.2	0.05
Southeast	23.9	0.01	24.1	0.16
North Central	11.3	0.07	11.2	0.07
Total	$132.6	0.04%	$132.8	0.09%
Other Categories(4)
Original LTV ratio greater than 80%	$5.6	0.19%	$5.6	0.19%
Original DSCR below 1.10	2.2	—	2.2	—

(1)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.

(2)	Represents the six states with the highest UPB at March 31, 2014.

(3)	See endnote (4) to “Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio” for a description of these regions.

(4)	These categories are not mutually exclusive and a loan in one category may also be included within another category.
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
We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio greater than 100% was approximately 1% and 2% at March 31, 2014 and December 31, 2013, respectively, and our estimate of the current average DSCR for these loans was 0.96 and 0.95, respectively. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 2% and 3% at March 31, 2014 and December 31, 2013, respectively, and the average current LTV ratio of these loans was 90% and 95%, respectively. Our estimates of current DSCRs are based on the latest reported net operating income for these properties. Our estimates of the current LTV ratios are based on either values we receive from a third-party service provider or our internal estimates of property value. Our internal estimates of property value are primarily derived using techniques that include income capitalization and comparable sales analysis using third party market data.
Seller/Servicers
We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers and we are exposed to the risk that we could lose purchase volume to the extent certain arrangements with these lenders are terminated. Our top 10 single-family seller/servicers provided approximately 54% of our single-family purchase volume during the three months ended March 31, 2014. Wells Fargo Bank, N.A. accounted for 14% of our single-family mortgage purchase volume and was the only single-family seller/servicer that comprised 10% or more of our purchase volume during the three months ended March 31, 2014.
We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide on the appeal. As of March 31, 2014 and December 31, 2013, the UPB of loans subject to our

136	Freddie Mac

repurchase requests (seller and servicer related) issued to our single-family seller/servicers was approximately $1.2 billion and $2.2 billion, respectively (these figures include repurchase requests for which appeals were pending). During the three months ended March 31, 2014 and 2013, we recovered amounts that covered losses with respect to $1.0 billion and $0.9 billion, respectively, in UPB of loans subject to our repurchase requests.
During the first quarter of 2014, we entered into settlement agreements with certain counterparties to release specified loans from certain seller repurchase obligations in exchange for one-time cash payments, which totaled approximately $0.3 billion in aggregate. These agreements related to loans with $16.0 billion in aggregate principal amount (as of the dates of the respective agreements) and we recognized a benefit for credit losses of $0.3 billion included within our consolidated statement of comprehensive income during the three months ended March 31, 2014 related to these agreements.
The ultimate amounts of recovery payments we receive from seller/servicers related to their repurchase obligations may be significantly less than the amount of our estimates of potential exposure to losses. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations is considered in our allowance for loan losses. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” and "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS" in our 2013 Annual Report for further information. We believe we have appropriately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves; however, our actual losses may exceed our estimates.
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
A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 24% and 12%, respectively, of our single-family mortgage loans, as of March 31, 2014.
As of March 31, 2014 our top three multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., and CBRE Capital Markets, Inc., each serviced more than 10% of our multifamily mortgage portfolio, excluding K Certificates, and together serviced approximately 37% of this portfolio.
Mortgage Insurers
We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. We evaluate the recovery and collectability from insurance policies for mortgage loans that we hold for investment as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2013 Annual Report for additional information. As of March 31, 2014, mortgage insurers provided coverage with maximum loss limits of $52.7 billion, for $211.2 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both primary and pool insurance. Our top four mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation, Radian Guaranty Inc., United Guaranty Residential Insurance Company, and Genworth Mortgage Insurance Corporation each accounted for more than 10% and collectively represented approximately 79% of our overall mortgage insurance coverage at March 31, 2014. Of our four largest counterparties, three are rated BB-, and one is rated BBB+, as of March 31, 2014, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent. PMI Mortgage Insurance Co. (PMI), Republic Mortgage Insurance Co. (RMIC), and Triad Guaranty Insurance Corp. (Triad) are no longer rated by either S&P or Moody’s because they are under court-ordered or state supervision.
We received proceeds of $0.4 billion during both the three months ended March 31, 2014 and 2013 from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.5 billion and $0.7 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of March 31, 2014 and December 31, 2013, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $0.4 billion and $0.5 billion at March 31, 2014 and December 31, 2013, respectively.
PMI, RMIC, and Triad are paying a portion of their claims in cash and the remaining portion of the claims represents a deferred payment obligation. It is not clear how the regulators of these companies will administer their respective deferred payment plans, nor when or if those obligations will be paid. See "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS" in our 2013 Annual Report for further information on our mortgage insurance counterparties.

137	Freddie Mac

Bond Insurers
Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. At March 31, 2014, the maximum principal exposure to credit losses related to such policies was $7.5 billion. At March 31, 2014, our top four bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), National Public Finance Guarantee Corp., and MBIA Insurance Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 91% of our total coverage.
We expect to receive substantially less than full payment of our claims from Ambac and FGIC as these companies are either insolvent or in rehabilitation. We believe that we will also likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. We evaluate the expected recovery from primary bond insurance policies as part of our impairment analysis for our investments in securities. See “NOTE 7: INVESTMENTS IN SECURITIES” in our 2013 Annual Report for further information on our evaluation of impairment on securities covered by bond insurance.
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
Our cash and other investment counterparties are primarily major institutions, Treasury, and the Federal Reserve Bank of New York. As of March 31, 2014 and December 31, 2013, including amounts related to our consolidated VIEs, there were $48.8 billion and $85.9 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; or (c) cash deposited with the Federal Reserve Bank of New York. As of March 31, 2014 these included:

•	$22.1 billion of securities purchased under agreements to resell with 10 counterparties that had short-term S&P ratings of A-1 or above;

•	$6.4 billion of securities purchased under agreements to resell with one counterparty that had a short-term S&P rating of A-2;

•
$6.5 billion of securities purchased under agreements to resell with two counterparties that do not have short-term S&P or other third-party credit ratings, but were evaluated under the company's counterparty credit risk system and were determined to be eligible for these transactions (by providing more than 100% in approved collateral);

•	$8.1 billion of cash equivalents invested in Treasury securities; and

•	$5.6 billion of cash deposited with the Federal Reserve Bank of New York (as a non-interest-bearing deposit).
In February 2014, we reached a settlement with Lehman Brothers Holdings Inc. pursuant to which we received $767 million to resolve our claims related to Lehman’s bankruptcy. The majority of this settlement was reflected as an adjustment to our December 31, 2013 estimate of the expected recoveries of our short-term lending receivable. The remaining portion of this settlement related to claims for repurchase requests associated with loans sold to us by Lehman and is included in our results for the first quarter of 2014. For more information, see "Seller/Servicers" and “NOTE 17: LEGAL CONTINGENCIES."
Non-Agency Mortgage-Related Security Issuers
We are engaged in various loss mitigation efforts concerning certain investments in non-agency mortgage-related securities, including the activities discussed below. The effectiveness of these various loss mitigation efforts is uncertain, in part because our rights as an investor are limited, and any potential recoveries may take significant time to realize. Lawsuits against a number of parties are currently pending. These parties include some of our significant seller/servicers and counterparties, including counterparties to debt funding and derivatives transactions.
In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against 18 corporate families of financial institutions and related defendants alleging securities laws violations and, in some cases, fraud. These lawsuits seek to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued or sold by, or backed by mortgages originated by, these financial institutions or control persons thereof. We and FHFA reached settlements with the following parties in these FHFA-filed lawsuits in the first quarter of 2014:

•	Morgan Stanley (February 2014)

•	Societe Generale (February 2014)

138	Freddie Mac

•	Credit Suisse Holdings (USA), Inc. (March 2014)

•	Bank of America Corporation (March 2014)
At the direction of our Conservator, we are also working to enforce contractual rights of certain trusts with respect to the non-agency mortgage-related securities we hold, and have directed certain trustees to initiate litigation on behalf of certificate holders against several financial institutions for breach of contract claims. We reached a settlement with WMC Mortgage LLC in March 2014.
During the three months ended March 31, 2014, we recognized $4.5 billion within non-interest income on our consolidated statements of comprehensive income from the settlements discussed above.
In April 2014, we and FHFA entered into agreements with: (a) Barclays Bank PLC and related parties; and (b) First Horizon National Corporation and related parties, to settle FHFA-led litigation. Under these agreements, we will be paid a total of $275 million, which will be reflected in our consolidated financial results for the second quarter of 2014.
We have also been participating with other investors in non-agency mortgage-related securities in certain investor consortiums that seek to enforce certain claims relating to such securities. In April 2014, Citigroup Inc. announced a settlement with an investor consortium to resolve certain claims with respect to a number of mortgage securitization trusts. The settlement is subject to various conditions, and it is not possible to predict the timing or ultimate outcome of the approval process, which could take substantial time. We have investments in certain of these securitization trusts and would expect to benefit from this settlement, if it is ultimately approved. We would also expect to benefit from a settlement reached with Bank of America Corporation in June 2011. This settlement is also pending final approval, and any amounts in settlement would be in addition to the amounts we received in the March 2014 settlement with Bank of America Corporation mentioned above. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS - Non-Agency Mortgage-Related Security Issuers” in our 2013 Annual Report.
Derivative Portfolio
For a discussion of our derivative counterparties as well as related master netting and collateral agreements, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES.”
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents our assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option, as of March 31, 2014 and December 31, 2013.

139	Freddie Mac

Table 16.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at March 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$32,722	$2,443	$—	$35,165
Fannie Mae	—	10,005	134	—	10,139
Ginnie Mae	—	149	11	—	160
CMBS	—	25,159	3,457	—	28,616
Subprime	—	—	26,540	—	26,540
Option ARM	—	—	6,439	—	6,439
Alt-A and other	—	—	7,606	—	7,606
Obligations of states and political subdivisions	—	—	3,276	—	3,276
Manufactured housing	—	—	676	—	676
Total available-for-sale securities, at fair value	—	68,035	50,582	—	118,617
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	13,827	513	—	14,340
Fannie Mae	—	6,094	358	—	6,452
Ginnie Mae	—	21	71	—	92
Other	—	117	7	—	124
Total mortgage-related securities	—	20,059	949	—	21,008
Non-mortgage-related securities:
Treasury bills	4,574	—	—	—	4,574
Treasury notes	4,405	—	—	—	4,405
Total non-mortgage-related securities	8,979	—	—	—	8,979
Total trading securities, at fair value	8,979	20,059	949	—	29,987
Total investments in securities	8,979	88,094	51,531	—	148,604
Mortgage loans:
Held-for-sale, at fair value	—	7,313	—	—	7,313
Derivative assets, net:
Interest-rate swaps	—	7,711	—	—	7,711
Option-based derivatives	—	4,590	—	—	4,590
Other	—	38	3	—	41
Subtotal, before netting adjustments	—	12,339	3	—	12,342
Netting adjustments(1)	—	—	—	(11,187)	(11,187)
Total derivative assets, net	—	12,339	3	(11,187)	1,155
Other assets:
Guarantee asset, at fair value	—	—	1,558	—	1,558
All other, at fair value	—	—	12	—	12
Total other assets	—	—	1,570	—	1,570
Total assets carried at fair value on a recurring basis	$8,979	$107,746	$53,104	$(11,187)	$158,642
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$56	$—	$—	$56
Other debt, at fair value	—	2,206	1,000	—	3,206
Derivative liabilities, net:
Interest-rate swaps	—	12,668	1	—	12,669
Option-based derivatives	—	208	—	—	208
Other	—	21	38	—	59
Subtotal, before netting adjustments	—	12,897	39	—	12,936
Netting adjustments(1)	—	—	—	(12,825)	(12,825)
Total derivative liabilities, net	—	12,897	39	(12,825)	111
Total liabilities carried at fair value on a recurring basis	$—	$15,159	$1,039	$(12,825)	$3,373

140	Freddie Mac

	Fair Value at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$38,720	$1,939	$—	$40,659
Fannie Mae	—	10,666	131	—	10,797
Ginnie Mae	—	155	12	—	167
CMBS	—	27,229	3,109	—	30,338
Subprime	—	—	27,499	—	27,499
Option ARM	—	—	6,574	—	6,574
Alt-A and other	—	—	8,706	—	8,706
Obligations of states and political subdivisions	—	—	3,495	—	3,495
Manufactured housing	—	—	684	—	684
Total available-for-sale securities, at fair value	—	76,770	52,149	—	128,919
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	9,006	343	—	9,349
Fannie Mae	—	6,959	221	—	7,180
Ginnie Mae	—	24	74	—	98
Other	—	133	8	—	141
Total mortgage-related securities	—	16,122	646	—	16,768
Non-mortgage-related securities:
Treasury bills	2,254	—	—	—	2,254
Treasury notes	4,382	—	—	—	4,382
Total non-mortgage-related securities	6,636	—	—	—	6,636
Total trading securities, at fair value	6,636	16,122	646	—	23,404
Total investments in securities	6,636	92,892	52,795	—	152,323
Mortgage loans:
Held-for-sale, at fair value	—	8,727	—	—	8,727
Derivative assets, net:
Interest-rate swaps	—	10,009	10	—	10,019
Option-based derivatives	—	4,112	—	—	4,112
Other	—	99	1	—	100
Subtotal, before netting adjustments	—	14,220	11	—	14,231
Netting adjustments(1)	—	—	—	(13,168)	(13,168)
Total derivative assets, net	—	14,220	11	(13,168)	1,063
Other assets:
Guarantee asset, at fair value	—	—	1,611	—	1,611
All other, at fair value	—	—	9	—	9
Total other assets	—	—	1,620	—	1,620
Total assets carried at fair value on a recurring basis	$6,636	$115,839	$54,426	$(13,168)	$163,733
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$59	$—	$—	$59
Other debt, at fair value	—	1,155	1,528	—	2,683
Derivative liabilities, net:
Interest-rate swaps	—	13,022	295	—	13,317
Option-based derivatives	—	201	3	—	204
Other	—	68	38	—	106
Subtotal, before netting adjustments	—	13,291	336	—	13,627
Netting adjustments(1)	—	—	—	(13,447)	(13,447)
Total derivative liabilities, net	—	13,291	336	(13,447)	180
Total liabilities carried at fair value on a recurring basis	$—	$14,505	$1,864	$(13,447)	$2,922

141	Freddie Mac

(1)
Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable. The net cash collateral posted was $2.3 billion and $871 million, respectively, at March 31, 2014 and December 31, 2013. The net interest receivable (payable) of derivative assets and derivative liabilities was $(0.7) billion and $(0.6) billion at March 31, 2014 and December 31, 2013, respectively, which was mainly related to interest rate swaps.

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
For the three months ended March 31, 2014 and 2013, our transfers between Level 1 and Level 2 assets and liabilities were less than $1 million.
The table below presents a reconciliation of all assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013, including transfers into and out of Level 3 assets and liabilities. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities for the three months ended March 31, 2014 and 2013. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

142	Freddie Mac

Table 16.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended March 31, 2014
		Realized and unrealized gains (losses)
	Balance, January 1, 2014	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, March 31, 2014	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,939	$—	$(1)	$(1)	$1,207	$—	$(607)	$(11)	$3	$(87)	$2,443	$—
Fannie Mae	131	—	—	—	—	—	—	(5)	8	—	134	—
Ginnie Mae	12	—	—	—	—	—	—	(1)	—	—	11	—
CMBS	3,109	—	119	119	—	—	—	(13)	242	—	3,457	—
Subprime	27,499	(299)	911	612	—	—	(816)	(755)	—	—	26,540	(322)
Option ARM	6,574	(16)	(36)	(52)	—	—	—	(83)	—	—	6,439	(16)
Alt-A and other	8,706	85	63	148	—	—	(1,107)	(141)	—	—	7,606	(26)
Obligations of states and political subdivisions	3,495	—	59	59	1	—	(1)	(278)	—	—	3,276	—
Manufactured housing	684	—	10	10	—	—	—	(18)	—	—	676	—
Total available-for-sale mortgage-related securities	52,149	(230)	1,125	895	1,208	—	(2,531)	(1,305)	253	(87)	50,582	(364)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	343	(7)	—	(7)	250	—	(3)	(3)	—	(67)	513	(8)
Fannie Mae	221	(8)	—	(8)	178	—	—	(2)	—	(31)	358	(8)
Ginnie Mae	74	—	—	—	—	—	—	(3)	—	—	71	—
Other	8	—	—	—	—	—	—	(1)	—	—	7	—
Total trading mortgage-related securities	646	(15)	—	(15)	428	—	(3)	(9)	—	(98)	949	(16)
Other assets:
Guarantee asset(7)	1,611	(88)	—	(88)	—	67	—	(32)	—	—	1,558	(88)
All other, at fair value	9	3	—	3	—	—	—	—	—	—	12	2
Total other assets	1,620	(85)	—	(85)	—	67	—	(32)	—	—	1,570	(86)

		Realized and unrealized (gains) losses
	Balance, January 1, 2014	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, March 31, 2014	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$1,528	$(7)	$—	$(7)	$—	$—	$—	$(521)	$—	$—	$1,000	$—
Net derivatives(8)	325	(22)	—	(22)	—	—	—	14	—	(281)	36	(7)

143	Freddie Mac

	Three Months Ended March 31, 2013
		Realized and unrealized gains (losses)
	Balance, January 1, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, March 31, 2013	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,802	$—	$(2)	$(2)	$—	$—	$—	$(16)	$—	$—	$1,784	$—
Fannie Mae	163	—	—	—	—	—	—	(10)	—	—	153	—
Ginnie Mae	16	—	—	—	—	—	—	(1)	1	—	16	—
CMBS	3,429	—	(66)	(66)	—	—	—	(14)	49	—	3,398	—
Subprime	26,457	(33)	3,148	3,115	—	—	—	(1,054)	—	—	28,518	(33)
Option ARM	5,717	—	622	622	—	—	—	(195)	—	—	6,144	—
Alt-A and other	10,904	—	432	432	—	—	—	(376)	—	—	10,960	—
Obligations of states and political subdivisions	5,798	1	(28)	(27)	(10)	—	(49)	(407)	—	—	5,305	—
Manufactured housing	709	—	12	12	—	—	—	(21)	—	—	700	—
Total available-for-sale mortgage-related securities	54,995	(32)	4,118	4,086	(10)	—	(49)	(2,094)	50	—	56,978	(33)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,165	(86)	—	(86)	46	—	(24)	(60)	—	(64)	977	(86)
Fannie Mae	312	(15)	—	(15)	—	—	—	(9)	—	—	288	(15)
Ginnie Mae	92	—	—	—	3	—	—	(7)	—	—	88	—
Other	21	—	—	—	—	—	—	(2)	—	—	19	—
Total trading mortgage-related securities	1,590	(101)	—	(101)	49	—	(24)	(78)	—	(64)	1,372	(101)
Mortgage loans:
Held-for-sale, at fair value	14,238	9	—	9	5,709	—	(5,749)	(67)	—	—	14,140	1
Other assets:
Guarantee asset(7)	1,029	6	—	6	—	148	—	(24)	—	—	1,159	6
All other, at fair value	114	24	—	24	—	—	—	—	—	—	138	24
Total other assets	1,143	30	—	30	—	148	—	(24)	—	—	1,297	30

		Realized and unrealized (gains) losses
	Balance, January 1, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, March 31, 2013	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$2,187	$(9)	$—	$(9)	$—	$—	$—	$(670)	$—	$—	$1,508	$(16)
Net derivatives(8)	47	59	—	59	—	—	—	(29)	—	—	77	35

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

144	Freddie Mac

(5)
Transfers out of Level 3 during the three months ended March 31, 2014 consist primarily of certain mortgage-related securities and certain derivatives due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Transfers into Level 3 during the three months ended March 31, 2014 consist primarily of certain mortgage-related securities due to a lack of relevant price quotes from dealers and third-party pricing services.

(6)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at March 31, 2014 and 2013, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.

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

Assets Measured at Fair Value on a Non-Recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis after our initial recognition. These adjustments usually result from the application of lower of cost or fair value accounting or measurement of impairment based on the fair value of the underlying collateral. These assets include impaired held-for-investment multifamily mortgage loans and REO, net.
The table below presents assets measured in our consolidated balance sheets at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013, respectively.
Table 16.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at March 31, 2014				Fair Value at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$481	$481	$—	$—	$515	$515
REO, net(2)	—	—	1,437	1,437	—	—	1,837	1,837
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,918	$1,918	$—	$—	$2,352	$2,352

	Total Gains (Losses)(3)
	Three Months Ended March 31,
	2014	2013
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$3	$(1)
REO, net(2)	(25)	(28)
Total gains (losses)	$(22)	$(29)

(1)	These loans consist of impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.

(2)
Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $1.4 billion, less estimated costs to sell of $93 million (or approximately $1.3 billion) at March 31, 2014. The carrying amount of REO, net was written down to fair value of $1.8 billion, less estimated costs to sell of $118 million (or approximately $1.7 billion) at December 31, 2013.

(3)	Represents the total net gains (losses) recorded on items measured at fair value on a non-recurring basis as of March 31, 2014 and 2013, respectively.
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

145	Freddie Mac

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
Our Valuation & Finance Model Committee (“Valuation Committee”), which includes representation from our business areas, ERM, and Finance divisions, provides senior management’s governance over valuation processes, methodologies, controls and fair value measurements. Identified exceptions are reviewed and resolved through the verification process and reviewed at the Valuation Committee.
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
In many cases, we receive prices from third-party pricing services or dealers and use those prices without adjustment. For a large majority of the assets and liabilities we value using pricing services and dealers, we obtain prices from multiple external sources and use the median of the prices to measure fair value. This technique is referred to below as “median of external sources.” The significant inputs used in the fair value measurement of assets and liabilities that are valued using the median of external sources pricing technique are the third-party prices. Significant increases (decreases) in any of the third-party prices in isolation may result in a significantly higher (lower) fair value measurement. In limited circumstances, we may be able to receive pricing information from only a single external source. This technique is referred to below as “single external source.”
In limited circumstances, we receive prices or pricing-related data that we adjust or use as an input to our models or other valuation techniques to measure fair value, as described in “Valuation Techniques for Assets and Liabilities Measured in Our Consolidated Balance Sheets at Fair Value — Derivative Assets, Net and Derivative Liabilities, Net.” In other limited circumstances, we receive prices from a third-party provider and use those prices without adjustment, but the inputs used by the third-party provider to develop the prices are reasonably available to us, as described in “Valuation Techniques for Assets and Liabilities Measured in Our Consolidated Balance Sheets at Fair Value — Mortgage Loans, Held-for-Sale” and “— Other Assets and Other Liabilities.”
Valuation Techniques for Assets and Liabilities Measured in Our Consolidated Balance Sheets at Fair Value

146	Freddie Mac

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

147	Freddie Mac

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
Derivative Assets, Net and Derivative Liabilities, Net
Derivative assets and derivative liabilities consist of interest-rate swaps, option-based derivatives, and other derivatives, such as exchange-traded futures and certain forward purchase and sale commitments.
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
Option-Based Derivatives
Option-based derivatives consist of interest rate caps, interest rate floors, call swaptions, and put swaptions. We value the majority of our option-based derivatives using an option-pricing model. Dealer-supplied interest rate volatility matrices are a key input into the model. Within each matrix, prices are provided for a range of option terms, swap terms, and strikes. Our model then interpolates between swaption terms to determine the volatility for each instrument. This volatility is the input to the option-pricing model to establish the price. These derivatives are classified as Level 2 as the significant inputs used are observable in active markets.
Other Derivatives
Other derivatives consist of exchange-traded futures and certain forward purchase and sale commitments.
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

148	Freddie Mac

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
All Other Assets and Liabilities
All other assets and, from time to time, other liabilities consist primarily of mortgage servicing rights. Mortgage servicing rights are valued using a discounted cash flow technique by a third-party vendor that specializes in valuing and brokering sales of mortgage servicing rights. Under this technique, the cash flows from the mortgage servicing rights are discounted based on estimated prepayment rates, estimated costs to service both performing and non-accrual loans, and estimated servicing income per loan (including ancillary income). The significant unobservable inputs used in the fair value measurement of mortgage servicing rights are the estimates of prepayment rates, costs to service per loan, and servicing income per loan. Significant increases (decreases) in cost to service per loan, and prepayment rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in servicing income per loan in isolation would result in a significantly higher (lower) fair value measurement. Mortgage servicing rights are classified as Level 3 as significant inputs used in the fair value measurement are unobservable.
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
Debt Securities of Consolidated Trusts Held by Third Parties, at Fair Value
We elected the fair value option for certain debt securities of consolidated trusts held by third parties. These consist of a multifamily K Certificate where we are in a first loss position and certain REMIC interest-only mortgage-related debt securities. These are valued using either the median of external sources or a single external source (which may be the counterparty to the transaction) and are classified as Level 2 due to market pricing that is observable. See “Fair Value Option — Debt Securities of Consolidated Trusts Held by Third Parties” for additional information.
Other Debt, at Fair Value
We elected the fair value option on: (a) STACR debt notes; and (b) extendible variable-rate notes containing quarterly options for investors to extend the maturity of the notes. Our STACR debt notes are valued using the median of external sources and are classified as Level 2 based on observable market prices. Extendible variable-rate notes are valued using either the median of external sources or a single external source (which may be the counterparty to the transaction) and are classified as Level 3 due to the low volume and level of activity in the market for these types of debt instruments. See “Fair Value Option — Other Debt” for additional information.
Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured in Our Consolidated Balance Sheets at Fair Value
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured in our consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3) as of March 31, 2014 and December 31, 2013.

149	Freddie Mac

 Table 16.4 — Quantitative Information about Recurring Level 3 Fair Value Measurements

	March 31, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac		$1,460	Risk metric	Effective duration(2)	1.45 - 1.47 years	1.46 years
		678	Discounted cash flows	OAS	21 - 126 bps	30 bps
		305	Other
Total Freddie Mac	$35,165	2,443
Fannie Mae		80	Single external source	External pricing source	$110.2 - $110.2	$110.2
		32	Median of external sources	External pricing sources	$103.8 - $105.4	$104.6
		22	Other
Total Fannie Mae	10,139	134
Ginnie Mae		6	Median of external sources
		5	Discounted cash flows
Total Ginnie Mae	160	11
CMBS		2,528	Risk Metrics	Effective duration(2)	6.08 - 9.28 years	8.53 years
		929	Discounted cash flows	OAS	202 - 715 bps	457 bps
Total CMBS	28,616	3,457
Subprime, option ARM, and Alt-A:
Subprime		24,237	Median of external sources	External pricing sources	$64.7 - $73.4	$68.9
		2,303	Other
Total subprime	26,540	26,540
Option ARM		5,573	Median of external sources	External pricing sources	$60.8 - $67.1	$63.9
		866	Other
Total option ARM	6,439	6,439
Alt-A and other		3,312	Median of external sources	External pricing sources	$72.7 - $77.7	$75.1
		3,264	Single external source	External pricing source	$83.3 - $83.3	$83.3
		1,030	Other
Total Alt-A and other	7,606	7,606
Obligations of states and political subdivisions		2,957	Median of external sources	External pricing sources	$100.5 - $101.1	$100.8
		319	Other
Total obligations of states and political subdivisions	3,276	3,276
Manufactured housing		591	Median of external sources	External pricing sources	$87.0 - $92.6	$89.8
		85	Other
Total manufactured housing	676	676
Total available-for-sale mortgage-related securities	118,617	50,582
Trading, at fair value
Mortgage-related securities
Freddie Mac		396	Discounted cash flows	OAS	(33) - 9,441 bps	272 bps
		117	Other
Total Freddie Mac	14,340	513
Fannie Mae		181	Discounted cash flows	OAS	(33) - 1,964 bps	426 bps
		177	Other
Total Fannie Mae	6,452	358
Ginnie Mae		71	Median of external sources
Total Ginnie Mae	92	71
Other		5	Single external source
		2	Discounted cash flows
Total other	124	7
Total trading mortgage-related securities	21,008	949
Total investments in securities	$139,625	$51,531
Other assets:
Guarantee asset, at fair value		1,117	Discounted cash flows	OAS	17 - 202 bps	54 bps
		441	Median of external sources	External pricing sources	$12.1 - $25.6	$19.4
Total guarantee asset, at fair value	1,558	1,558
All other, at fair value		12	Other
Total all other, at fair value	12	12
Total other assets	1,570	1,570
Liabilities
Other debt, at fair value		1,000	Single external source	External pricing source	$100.0 - $100.0	$100.0
Total other debt recorded at fair value	3,206	1,000
Net derivatives		36	Other
Total net derivatives	(1,044)	36

150	Freddie Mac

	December 31, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac		$1,547	Risk metric	Effective duration(2)	2.25 -5.17 years	2.44 years
		133	Single external source	External pricing source	$99.3 - $99.3	$99.3
		259	Other
Total Freddie Mac	$40,659	1,939
Fannie Mae		91	Single external source	External pricing source	$110.5 - $110.5	$110.5
		26	Median of external sources	External pricing sources	$104.1 - $105.3	$104.7
		14	Other
Total Fannie Mae	10,797	131
Ginnie Mae		6	Median of external sources
		6	Discounted cash flows
Total Ginnie Mae	167	12
CMBS		2,942	Single external source	External pricing source	$90.9 - $90.9	$90.9
		167	Other
Total CMBS	30,338	3,109
Subprime, option ARM, and Alt-A:
Subprime		25,367	Median of external sources	External pricing sources	$64.5 - $73.8	$68.7
		2,132	Other
Total subprime	27,499	27,499
Option ARM		4,995	Median of external sources	External pricing sources	$60.8 - $67.0	$64.4
		705	Discounted cash flows	OAS	461 - 944 bps	729 bps
		874	Other
Total option ARM	6,574	6,574
Alt-A and other		4,028	Single external source	External pricing source	$83.4 - $83.4	$83.4
		3,503	Median of external sources	External pricing sources	$72.5 - $79.1	$75.7
		1,175	Other
Total Alt-A and other	8,706	8,706
Obligations of states and political subdivisions		3,067	Median of external sources	External pricing sources	$98.7 - $99.7	$99.2
		428	Other
Total obligations of states and political subdivisions	3,495	3,495
Manufactured housing		577	Median of external sources	External pricing sources	$86.7 - $92.8	$89.7
		107	Other
Total manufactured housing	684	684
Total available-for-sale mortgage-related securities	128,919	52,149
Trading, at fair value
Mortgage-related securities
Freddie Mac		297	Discounted cash flows	OAS	(5) - 9,441 bps	364 bps
		46	Other
Total Freddie Mac	9,349	343
Fannie Mae		191	Discounted cash flows	OAS	(2,257) - 2,295 bps	199 bps
		30	Other
Total Fannie Mae	7,180	221
Ginnie Mae		74	Median of external sources
Total Ginnie Mae	98	74
Other		7	Single external source
		1	Other
Total other	141	8
Total trading mortgage-related securities	16,768	646
Total investments in securities	$145,687	$52,795

Other assets:
Guarantee asset, at fair value		1,163	Discounted cash flows	OAS	16 - 202 bps	53 bps
		448	Median of external sources	External pricing sources	$11.6 - $25.4	$19.2
Total guarantee asset, at fair value	1,611	1,611
All other, at fair value		9	Other
Total all other, at fair value	9	9
Total other assets	1,620	1,620
Liabilities
Other debt, at fair value		1,000	Single external source	External pricing source	$100.0 - $100.0	$100.0
		528	Median of external sources	External pricing sources	$100.0 - $100.1	$100.0
Total other debt recorded at fair value	2,683	1,528
Net derivatives		283	Single external source	External pricing source	$0.8 - $0.8	$0.8
		37	Discounted cash flows
		5	Other
Total net derivatives	(883)	325

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
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured in our consolidated balance sheets at fair value on a non-recurring basis using unobservable inputs (Level 3) as of March 31, 2014 and December 31, 2013.

151	Freddie Mac

Table 16.5 — Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	March 31, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans
Held-for-investment		$245	Income capitalization	Capitalization rates(2)	6% - 9%	7%
		236	Third-party appraisal	Property value	$7 million - $44 million	$27 million
Total held-for-investment	$481	481
REO, net		1,437	Internal model(3)	Historical average sales proceeds per property by state(4)	$36,792 - $425,610	$107,007
Total REO, net	1,437	1,437

	December 31, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans
Held-for-investment		$298	Income capitalization	Capitalization rates(2)	6% - 9%	7%
		217	Third-party appraisal	Property value	$4 million - $44 million	$27 million
Total held-for-investment	$515	515
REO, net		1,837	Internal model(3)	Historical average sales proceeds per property by state(4)	$17,500 - $318,391	$105,508
Total REO, net	1,837	1,837

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

(3)
Represents an internal model that uses actual REO disposition prices for the prior three months, calibrated to the most recent month's disposition prices, to determine the average sales proceeds per property at the state level, expressed as a fixed percentage based on the ratio of the disposition price to the UPB of the associated loan. This valuation technique is used to measure both the initial value of REO and the valuation of REO at the lower of cost or fair value, as necessary.

(4)
Represents the average of three months of REO sales proceeds by state. The national average REO disposition severity ratio for our REO properties was 35.6% and 35.8% for the three months ended March 31, 2014 and December 31, 2013, respectively.

Fair Value of Financial Instruments
The table below presents the carrying value and estimated fair value of our financial instruments as of March 31, 2014 and December 31, 2013.

152	Freddie Mac

Table 16.6 — Fair Value of Financial Instruments

	March 31, 2014
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$10,611	$2,530	$8,081	$—	$—	$10,611
Restricted cash and cash equivalents	3,154	3,153	1	—	—	3,154
Federal funds sold and securities purchased under agreements to resell	35,041	—	35,041	—	—	35,041
Investments in securities:
Available-for-sale, at fair value	118,617	—	68,035	50,582	—	118,617
Trading, at fair value	29,987	8,979	20,059	949	—	29,987
Total investments in securities	148,604	8,979	88,094	51,531	—	148,604
Mortgage loans:
Mortgage loans held by consolidated trusts	1,533,106	—	1,282,911	236,862	—	1,519,773
Unsecuritized mortgage loans	147,790	—	13,063	120,259	—	133,322
Total mortgage loans	1,680,896	—	1,295,974	357,121	—	1,653,095
Derivative assets, net	1,155	—	12,339	3	(11,187)	1,155
Guarantee asset	1,588	—	—	1,809	—	1,809
Total financial assets	$1,881,049	$14,662	$1,439,530	$410,464	$(11,187)	$1,853,469
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,446,477	$—	$1,459,395	$704	$—	$1,460,099
Other debt	453,848	—	448,916	12,087	—	461,003
Total debt, net	1,900,325	—	1,908,311	12,791	—	1,921,102
Derivative liabilities, net	111	—	12,897	39	(12,825)	111
Guarantee obligation	1,518	—	—	3,135	—	3,135
Total financial liabilities	$1,901,954	$—	$1,921,208	$15,965	$(12,825)	$1,924,348

	December 31, 2013
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$11,281	$7,360	$3,921	$—	$—	$11,281
Restricted cash and cash equivalents	12,265	12,264	1	—	—	12,265
Federal funds sold and securities purchased under agreements to resell	62,383	—	62,383	—	—	62,383
Investments in securities:
Available-for-sale, at fair value	128,919	—	76,770	52,149	—	128,919
Trading, at fair value	23,404	6,636	16,122	646	—	23,404
Total investments in securities	152,323	6,636	92,892	52,795	—	152,323
Mortgage loans:
Mortgage loans held by consolidated trusts	1,529,905	—	1,258,049	249,693	—	1,507,742
Unsecuritized mortgage loans	154,885	—	16,145	122,065	—	138,210
Total mortgage loans	1,684,790	—	1,274,194	371,758	—	1,645,952
Derivative assets, net	1,063	—	14,220	11	(13,168)	1,063
Guarantee asset	1,611	—	—	1,879	—	1,879
Total financial assets	$1,925,716	$26,260	$1,447,611	$426,443	$(13,168)	$1,887,146
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,433,984	$—	$1,435,894	$1,004	$—	$1,436,898
Other debt	506,767	—	499,756	13,089	—	512,845
Total debt, net	1,940,751	—	1,935,650	14,093	—	1,949,743
Derivative liabilities, net	180	—	13,291	336	(13,447)	180
Guarantee obligation	1,522	—	—	3,067	—	3,067
Total financial liabilities	$1,942,453	$—	$1,948,941	$17,496	$(13,447)	$1,952,990

(1)	Equals the amount reported on our GAAP consolidated balance sheets.
Valuation Techniques for Assets and Liabilities Not Measured in Our Consolidated Balance Sheets at Fair Value, but for Which the Fair Value is Disclosed
The following is a description of the valuation techniques we use for items not measured in our consolidated balance sheets at fair value, but for which the fair value is disclosed, the significant inputs used in those techniques (if applicable), and our basis for classifying the measurements as Level 1, Level 2, or Level 3 of the valuation hierarchy. Each technique discussed

153	Freddie Mac

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
Mortgage Loans
Single-family and multifamily mortgage loans classified as held-for-investment are recorded at amortized cost. Certain held-for-investment multifamily mortgage loans are recorded at the fair value of the underlying collateral upon impairment. Multifamily held-for-sale mortgage loans are recorded at fair value due to the election of the fair value option.
Single-Family Loans
Determination of Principal Market
In determining the fair value of single-family mortgage loans, valuation outcomes can vary widely based on management judgments and decisions used in determining: (a) the principal market; (b) modeling assumptions, including default, severity, home prices, and risk premiums; and (c) inputs used to determine variables including risk premiums, credit costs, security pricing, and implied management and guarantee fees. Our principal markets include the GSE securitization market and the whole loan market. To determine the principal market, we considered the market with the greatest volume and level of activity and our ability to access that market. In the absence of a market with active trading, we determined the market that would maximize the amount we would receive upon sale. We determined that the principal market is the whole loan market for loans that: (a) are four or more months delinquent; (b) are in foreclosure; (c) have completed a loan modification but have not been current for at least 12 consecutive months; or (d) have been modified through a process that included forbearance on a portion of the outstanding balance. The total UPB of loans where the whole loan market is the principal market was approximately $99.5 billion and $101.2 billion as of March 31, 2014 and December 31, 2013, respectively. We determined that the principal market for all other loans, regardless of whether the loan is currently securitized or whether the loan is eligible for purchase under current underwriting standards, is the GSE securitization market. The total UPB of loans where the GSE securitization market is the principal market was approximately $1.5 trillion as of both March 31, 2014 and December 31, 2013.
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

154	Freddie Mac

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends (currently scheduled for December 31, 2015), the beneficial pricing afforded to HARP loans will no longer be reflected in our delivery and guarantee fee pricing structure. If these benefits were not reflected in the pricing for these loans, the fair value of our mortgage loans would have decreased by $22.2 billion and $18.5 billion as of March 31, 2014 and December 31, 2013, respectively. The total fair value of the loans in our portfolio that reflects the pricing afforded to HARP loans as of March 31, 2014 and December 31, 2013 as presented in our consolidated fair value balance sheets is $141.8 billion and $145.0 billion, respectively.
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
For debt securities of consolidated trusts, the valuation techniques we use are similar to the techniques we use to value our investments in agency securities for GAAP purposes. See “Valuation Techniques for Assets and Liabilities Measured in Our Consolidated Balance Sheets at Fair Value — Investments in Securities — Mortgage-Related Securities — Agency Securities” for additional information regarding the valuation techniques we use.
Other debt includes short-term zero-coupon discount notes, callable debt, and non-callable debt. Short-term zero-coupon discount notes are valued using a yield analysis technique. Under this technique, the debt instruments are valued using

155	Freddie Mac

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
Investments in Securities
We elected the fair value option for certain mortgage-related securities to better reflect the natural offset these securities provide to fair value changes recorded historically on our guarantee asset at the time of our election. In addition, upon adoption of the accounting guidance for the fair value option, we elected this option for securities within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets to better reflect any valuation changes that would occur subsequent to impairment write-downs previously recorded on these instruments. Related interest income continues to be reported as interest income in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2013 Annual Report for additional information about the measurement and recognition of interest income on investments in securities. For information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option, see Gains (losses) on trading securities within “Table 13.2 — Segment Earnings and Reconciliation to GAAP Results."
Multifamily Held-For-Sale Mortgage Loans
We elected the fair value option for multifamily mortgage loans that were purchased for securitization. These multifamily mortgage loans are classified as held-for-sale mortgage loans in our consolidated balance sheets to reflect our intent to sell in the future. Related interest income continues to be reported as interest income in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2013 Annual Report for additional information about the measurement and recognition of interest income on our mortgage loans.
Debt Securities of Consolidated Trusts Held by Third Parties
We elected the fair value option for certain debt securities of consolidated trusts held by third parties. These consist of a multifamily K Certificate where we are in a first loss position and certain REMIC interest-only mortgage-related debt securities. We elected the fair value option on these debt instruments as they contain embedded derivatives that require bifurcation. Fair value changes for debt securities of consolidated trusts held by third parties are recorded in other income in our consolidated statements of comprehensive income. Related interest expense continues to be reported as interest expense in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2013 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.
Other Debt
We elected the fair value option on: (a) STACR debt notes; and (b) extendible variable-rate notes containing quarterly options for investors to extend the maturity of the notes as they contain potential embedded derivatives requiring bifurcation. We elected the fair value option on these debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. Fair value changes for debt for which we have elected the fair value option are recorded in other income in our consolidated statements of comprehensive income. Related interest expense continues to be reported as interest expense in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2013 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option at March 31, 2014 and December 31, 2013.

156	Freddie Mac

Table 16.7 — Difference between Fair Value and Unpaid Principal Balance for Certain Financial Instruments with Fair Value Option Elected

	March 31, 2014		December 31, 2013
	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term
	(in millions)
Fair value	$7,313	$3,206	$8,727	$2,683
Unpaid principal balance	7,193	3,098	8,721	2,635
Difference	$120	$108	$6	$48
Changes in Fair Value under the Fair Value Option Election
We recorded gains (losses) of $0.3 billion and $9 million for the three months ended March 31, 2014 and 2013, respectively, from the change in fair value on multifamily held-for-sale mortgage loans recorded at fair value in other income in our consolidated statements of comprehensive income.
Gains (losses) on debt securities with the fair value option elected were $(50) million and $12 million for the three months ended March 31, 2014 and 2013, respectively, and were recorded in other income in our consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for the three months ended March 31, 2014 and 2013 for any assets or liabilities for which we elected the fair value option.
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
During the three months ended March 31, 2014, we paid approximately $2 million for the advancement of legal fees and expenses of former officers pursuant to our indemnification obligations to them. These fees and expenses related to certain of the matters described below, and are being partially offset by insurance payments. This figure does not include certain administrative support costs and certain costs related to document production and storage.
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

157	Freddie Mac

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
Two other lawsuits have been filed against certain underwriters of the company’s November 2007 public offering. Plaintiffs in the cases generally allege that the underwriters made materially misleading statements and omissions in connection with the offering. Freddie Mac is not named as a defendant in either lawsuit. On July 6, 2011, a lawsuit styled Liberty Mutual Insurance Company, Peerless Insurance Company, Employers Insurance Company of Wausau, Safeco Corporation and Liberty Life Assurance Company of Boston vs. Goldman, Sachs & Co. was filed in the U.S. District Court for Massachusetts. In a second lawsuit, Western and Southern Life Insurance Company and others asserted claims against GS Mortgage Securities Corp., Goldman Sachs Mortgage Company and Goldman Sachs & Co. in the Court of Common Pleas, Hamilton County, Ohio. The parties to this second lawsuit dismissed it voluntarily in October 2013.
Lehman Bankruptcy
On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed a chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the Southern District of New York. Thereafter, many of Lehman’s U.S. subsidiaries and affiliates also

158	Freddie Mac

filed bankruptcy petitions (collectively, the “Lehman Entities”). Freddie Mac had numerous relationships with the Lehman Entities which gave rise to several claims. As discussed below, these claims have been resolved.
On September 22, 2009, Freddie Mac filed proofs of claim in the Lehman bankruptcies aggregating approximately $2.1 billion. On December 6, 2011, the Court confirmed Lehman’s chapter 11 plan of liquidation (the "Liquidation Plan"), which provides for the liquidation of the bankruptcy estate’s assets over the next three years. Our claims consisted primarily of (a) a $1.2 billion claim (for which we asserted priority status) relating to losses incurred on short-term lending transactions with certain Lehman Entities; and (b) an $869 million unsecured claim relating to Lehman’s repurchase obligations for breaches of representations and warranties on single-family loans sold to us. The Liquidation Plan addressed these claims as follows:

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

On February 12, 2014, Freddie Mac and Lehman entered into a settlement agreement, under which Lehman would pay us a lump sum of $767 million to resolve our claims. On February 19, 2014, the settlement was approved by the Court. Freddie Mac received the lump sum payment in March 2014.
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
On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac has filed a proof of loss under the bonds. The underwriters moved for partial summary judgment against Freddie Mac in April 2013. The Court denied this motion on March 27, 2014. Discovery is proceeding. We are unable at this time to estimate our potential recovery, if any, in this case.
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
Lawsuits Involving Real Estate Transfer Taxes
Beginning in 2011 in Michigan, counties in numerous states filed lawsuits challenging Freddie Mac and Fannie Mae’s statutory exemption from real estate transfer taxes imposed on the transfer of real property for which Freddie Mac or Fannie Mae was the grantor or grantee. Currently, approximately 22 lawsuits are pending in 11 states and the District of Columbia, including 16 appeals. We have received favorable rulings from district courts in 37 of the cases (ten of which have been affirmed on appeal), and the only unfavorable ruling was overturned on appeal in May 2013. Plaintiffs in these cases are

159	Freddie Mac

generally seeking a declaration that Freddie Mac and Fannie Mae are not exempt from transfer taxes, damages for unpaid transfer taxes, as well as other items, which may include penalties, interest, liquidated penalties, pre-judgment interest, costs and attorneys’ fees. In these actions, FHFA, Freddie Mac and Fannie Mae assert that the enterprises are not liable for the transfer taxes based on federal statutory tax exemptions applicable to each. We do not expect the outcome of these lawsuits will have a material effect on our results of operations or financial condition.
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
The Court consolidated three of the cases (Cacciapelle, American European Insurance Company and Marneu) together in a new case styled In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations. A consolidated amended complaint was filed on December 3, 2013. The consolidated amended complaint makes essentially the same allegations against Freddie Mac as the original complaints described above. FHFA, joined by Freddie Mac and Fannie Mae, moved to dismiss the consolidated complaint and the other related cases (including Arrowood) on January 17, 2014. Treasury filed a motion to dismiss the same day, which plaintiffs have opposed.
On February 26, 2014, Bruce Reid and Bryndon Fisher, who are purported shareholders of Freddie Mac, filed a lawsuit against the U.S. government and against Freddie Mac as a “nominal” defendant. This action was filed as a derivative complaint, purportedly on behalf of Freddie Mac, in the U.S. Court of Federal Claims. As discussed below, Messrs. Reid and Fisher had sent a letter to Freddie Mac in October 2013. The complaint alleges that the net worth sweep dividend constitutes an unlawful taking of private property for public use without just compensation. The complaint also contains allegations related to plaintiffs’ October 2013 letter discussed below. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government’s alleged taking of its property, attorneys’ fees, costs and other expenses.
At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible

160	Freddie Mac

loss or range of possible loss in the event of an adverse judgment in the foregoing matters due to a number of factors, including the inherent uncertainty of pre-trial litigation. In addition, with respect to the consolidated lawsuits, the plaintiffs have not demanded a stated amount of damages they believe are due and the Court has not certified a class.
We received a letter dated October 16, 2013 addressed to the Chief Executive Officer, the Board of Directors and the then Acting Director of FHFA, purportedly on behalf of holders of common stock and junior preferred stock of Freddie Mac. We received a similar letter dated January 6, 2014, and two more dated January 7, 2014, each on behalf of a plaintiff in the consolidated lawsuits. The letters demanded that Freddie Mac commence legal action against the U.S. government to recover all losses sustained by Freddie Mac as a result of the August 2012 amendment to the Purchase Agreement. The letters also demanded that Freddie Mac take action to terminate the August 2012 amendment to the Purchase Agreement. On January 15, 2014, FHFA (as Conservator) sent a letter to the purported shareholders named in the October 2013 letter informing them that the Conservator does not intend to authorize Freddie Mac or its directors or officers on behalf of Freddie Mac to take the actions that such shareholders demand. On April 9, 2014, FHFA (as Conservator) sent similar letters to the purported shareholders named in the January 2014 letters. As discussed above, the purported shareholders in the October 2013 letter filed a lawsuit against the U.S. government and against Freddie Mac in February 2014.
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
The table below summarizes our minimum capital requirements and deficits and net worth.
Table 18.1 — Net Worth and Minimum Capital

	March 31, 2014	December 31, 2013
	(in millions)
GAAP net worth(1)	$6,899	$12,835
Core capital (deficit)(2)(3)	$(65,910)	$(59,495)
Less: Minimum capital requirement(2)	20,091	21,404
Minimum capital surplus (deficit)(2)	$(86,001)	$(80,899)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.

(2)	Core capital and minimum capital figures for March 31, 2014 are estimates. FHFA is the authoritative source for our regulatory capital.

(3)
Core capital excludes certain components of GAAP total equity (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

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

161	Freddie Mac

At March 31, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. As of March 31, 2014, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. We paid quarterly dividends of $10.4 billion on the senior preferred stock in cash in March 2014 at the direction of the Conservator.
NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS
Settlement agreements primarily related to lawsuits regarding our investments in certain non-agency mortgage-related securities is a significant component of other income during the three months ended March 31, 2014. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
The table below presents the significant components of other income (loss) on our consolidated statements of comprehensive income.
Table 19.1 — Significant Components of Other Income (Loss) on Our Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2014	2013
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements	$4,533	$6
Gains (losses) on mortgage loans	254	9
Other	254	329
Total other income (loss)	$5,041	$344

The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.
Table 19.2 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(in millions)
Other assets:
Accounts and other receivables(1)	$6,854	$4,367
Guarantee asset	1,558	1,611
All other	2,519	2,561
Total other assets	$10,931	$8,539
Other liabilities:
Servicer liabilities	$2,115	$2,277
Guarantee obligation	1,518	1,522
Accounts payable and accrued expenses	906	886
All other	3,324	807
Total other liabilities	$7,863	$5,492

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

162	Freddie Mac

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 17: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.
In addition, a number of lawsuits have been filed against the U.S. government relating to conservatorship, the Purchase Agreement, and a housing trust fund managed by HUD. For information on these lawsuits, see “LEGAL PROCEEDINGS — Litigation Against the U.S. Government Concerning Conservatorship and the Purchase Agreement” and “— Litigation Concerning Housing Trust Fund” in our 2013 Annual Report. Freddie Mac is not a party to these lawsuits.
ITEM 1A. RISK FACTORS
This Form 10-Q should be read together with the “RISK FACTORS” section in our 2013 Annual Report, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
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
No stock options were exercised during the three months ended March 31, 2014. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2013 Annual Report for more information.
Dividend Restrictions
Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — Dividends and Dividend Restrictions” in our 2013 Annual Report.
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
ITEM 6. EXHIBITS
The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

163	Freddie Mac

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: May 8, 2014

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: May 8, 2014

164	Freddie Mac

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

165	Freddie Mac

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
FHLB — Federal Home Loan Bank

166	Freddie Mac

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
HARP — Home Affordable Refinance Program — Refers to the effort under the MHA Program that seeks to help eligible borrowers with existing loans that are guaranteed by us or Fannie Mae to refinance into loans with more affordable monthly payments and/or fixed-rate terms without obtaining new mortgage insurance in excess of the insurance coverage, if any, that was already in place. Originally, only borrowers who had mortgages sold to Freddie Mac or Fannie Mae with note dates on or before May 31, 2009 with current LTV ratios above 80% (and up to 125%) were eligible to refinance their mortgages under the program. In October 2011, HARP was expanded to allow eligible borrowers who have mortgages with current LTV ratios above 125% to refinance under the program. The relief refinance initiative, under which we also allow borrowers with LTV ratios of 80% and below to participate, is our implementation of HARP for our loans.
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

167	Freddie Mac

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
Multifamily new business activity — Represents loan purchases and issuances of other guarantee commitments and Other Structured Securities by the Multifamily segment. Excludes Other Guarantee Transactions.
Net worth (deficit) — The amount by which our total assets exceed (or are less than) our total liabilities as reflected on our consolidated balance sheets prepared in conformity with GAAP.

168	Freddie Mac

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
New single-family book — Consists of mortgage loans in our single-family credit guarantee portfolio that were originated in 2009 to 2014, excluding HARP and other relief refinance mortgages. We do not include relief refinance mortgages, including HARP loans, as underwriting procedures for relief refinance mortgages are limited, and, in many cases, do not include all of the changes in underwriting standards we have implemented since 2008.
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
Non-accrual loan — A loan for which we are not accruing interest income. We place mortgage loans on non-accrual status when we believe collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment.
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

169	Freddie Mac

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
STACR — Structured Agency Credit Risk transaction, in which we issue and sell debt securities, the principal balance of which is subject to the performance of a reference pool of single-family mortgage loans owned or guaranteed by Freddie Mac.

170	Freddie Mac

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
TDR — Troubled debt restructuring — A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider.
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
XBRL — eXtensible Business Reporting Language

171	Freddie Mac

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

172	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description*

4.1	Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 27, 2014

10.1	PC Master Trust Agreement, dated April 3, 2014

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

E-1	Freddie Mac