Form 10-Q
period 2014-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2014-08-07
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2014
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
As of July 24, 2014, there were 650,040,391 shares of the registrant’s common stock outstanding.

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
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) the “FORWARD-LOOKING STATEMENTS” sections of this Form 10-Q, our 2013 Annual Report, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014; and (b) the “RISK FACTORS” and “BUSINESS” sections of our 2013 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “GLOSSARY.”
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three and six months ended June 30, 2014 included in “FINANCIAL STATEMENTS” and our 2013 Annual Report.
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
Consolidated Financial Results
During the second quarter of 2014, home price growth continued to moderate compared to the first half of 2013. Comprehensive income was $1.9 billion for the second quarter of 2014 compared to $4.4 billion for the second quarter of 2013. Comprehensive income for the second quarter of 2014 consisted of $1.4 billion of net income and $0.5 billion of other comprehensive income. Our results for the second quarter of 2014 include: (a) a benefit for credit losses; and (b) settlements of lawsuits regarding our investments in certain residential non-agency mortgage-related securities; offset by (c) declines in the fair value of our derivatives due to the decrease in longer-term interest rates. Our total equity was $4.3 billion at June 30, 2014. As a result of our positive net worth at June 30, 2014, no draw is being requested from Treasury under the Purchase Agreement for the second quarter of 2014. Through June 30, 2014, we have paid aggregate cash dividends to Treasury that exceed our

1	Freddie Mac

aggregate draws received under the Purchase Agreement by $14.9 billion. At June 30, 2014, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion.
Sustainability of Earnings
The level of earnings we have experienced in recent periods is not sustainable over the long term. Our 2013 financial results included a significant benefit related to the release of the deferred tax asset valuation allowance. As a result, we no longer maintain a valuation allowance against our deferred tax asset. Additionally, our 2013 and 2014 financial results included settlements of representation and warranty claims and of residential non-agency mortgage-related securities litigation. We do not expect future settlements, if any, of representation and warranty claims related to pre-conservatorship loan originations to have a significant effect on our financial results. Our recent financial results, particularly the level of loan loss provisioning, also benefited significantly from strong home price appreciation, which is moderating. In addition, declines in the size of our mortgage-related investments portfolio, as required by FHFA and the Purchase Agreement with Treasury, will reduce earnings over time. Our financial results will also continue to be affected by changes in interest rates, yield curves, implied volatility, and mortgage spreads (which impact both derivatives and mortgage-related securities held by us), and therefore can cause significant earnings and net worth variability from period to period.
Our Primary Business Objectives
Our business objectives reflect direction that we have received from the Conservator. We are focused on the following primary business objectives: (a) reducing taxpayer exposure to losses by reducing and managing our overall risk profile, especially to mortgage-related risks; (b) supporting U.S. homeowners and renters by providing lenders with a constant source of liquidity for mortgage products even when other sources of financing are scarce; (c) building a commercially strong and efficient business enterprise; and (d) positioning the company, in particular our people and infrastructure, to succeed in a to-be-determined “future state.”
On May 13, 2014, FHFA issued its 2014 Strategic Plan and the 2014 Conservatorship Scorecard. The 2014 Strategic Plan provides an updated vision for FHFA's implementation of its obligations as conservator of Freddie Mac and Fannie Mae (the “Enterprises”), and establishes three reformulated strategic goals: (a) maintain, in a safe and sound manner, foreclosure prevention activities and credit availability for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets; (b) reduce taxpayer risk through increasing the role of private capital in the mortgage market; and (c) build a new single-family securitization infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future. The 2014 Conservatorship Scorecard establishes objectives and performance targets and measures for 2014 for the Enterprises related to the strategic goals set forth in the 2014 Strategic Plan. For more information, see "LEGISLATIVE AND REGULATORY MATTERS — FHFA's 2014 Strategic Plan for the Conservatorships of Freddie Mac and Fannie Mae and the 2014 Conservatorship Scorecard."
Reducing Taxpayer Exposure to Losses by Reducing and Managing Our Overall Risk Profile, Especially to Mortgage-Related Risks
We are working diligently with FHFA to reduce the taxpayers' exposure and improve the return on the taxpayers' investment. We continue to actively manage and reduce the high credit risk related to our 2005-2008 Legacy single-family book by: (a) providing homeowners with alternatives that allow them to stay in their homes; (b) maximizing the proceeds from short sales and REO sales; (c) actively managing our servicers; (d) pursuing our rights with our sellers; (e) enforcing our rights with other counterparties; and (f) reducing our mortgage-related investments portfolio over time. The 2005-2008 Legacy single-family book represented 15% of our single-family credit guarantee portfolio at June 30, 2014, but comprised 81% of our credit losses in the first half of 2014.
Providing Homeowners with Alternatives that Allow Them to Stay in Their Homes
We establish guidelines for our servicers to follow and provide them default management programs to use, in part, in determining which type of loan workout would be expected to provide us with an opportunity to manage our exposure to credit losses. Our servicers pursue repayment plans and loan modifications for borrowers facing financial or other hardships because the level of recovery on a reperforming loan may often be much higher than would be the case with a foreclosure or a foreclosure alternative. Since 2009, we have helped approximately 1,017,000 borrowers experiencing hardship complete a loan workout. Under our loan workout programs, our servicers contact borrowers experiencing hardship with a goal of helping them stay in their homes or avoid foreclosure. Across all of our modification programs, we modified $7.0 billion and $8.5 billion in UPB of loans in the first six months of 2014 and 2013, respectively. Our servicers seek and also facilitate the completion of foreclosure alternatives when a home retention solution is not possible.
Beginning in 2009, we introduced a variety of borrower-assistance programs, including HAMP, to help keep families in their homes. Our relief refinance initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), is another key program used by our seller/servicers to help keep families in their homes. In the first six months of 2014 and 2013, we purchased or guaranteed $16.0 billion and $65.1 billion in UPB of relief refinance loans, respectively, which included $8.9 billion and $41.8 billion in UPB of HARP loans, respectively. We have purchased HARP loans provided to nearly 1.3 million borrowers since the initiative began in 2009, including approximately 51,000 borrowers

2	Freddie Mac

during the first half of 2014. See “Table 34 — Single-Family Relief Refinance Loans” for more information about the volume of our relief refinance purchases.
As of June 30, 2014, the borrower’s monthly payment for all of our completed HAMP modifications was reduced on average by an estimated $529 at the time of modification, which amounts to an average of $6,348 per year, and a total of $1.6 billion in annual reductions (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification).
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

(2)	As of June 30, 2014, approximately 23,000 borrowers were in modification trial periods, including approximately 20,000 borrowers in trial periods for our non-HAMP modification.

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

While we believe our home retention programs have been largely successful, many borrowers still need our assistance. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” for more information about loss mitigation activities and our efforts to keep families in their homes, including through our loan modification initiatives and our relief refinance mortgage initiative. Under the 2014 Conservatorship Scorecard, FHFA set goals for us relating to: (a) encouraging eligible borrowers to refinance their mortgages under HARP; and (b) assessing and developing additional plans for loss mitigation strategies. In June 2014, FHFA announced that it would begin a nationwide outreach campaign. This campaign includes open forum meetings with participation from us and Fannie Mae, in certain cities, to inform community leaders about HARP eligibility criteria and benefits. We are also assessing or piloting other new strategies for loss mitigation with FHFA and Fannie Mae, including implementing a temporary new modification initiative in Detroit, Michigan, to assist troubled borrowers in the city.
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

3	Freddie Mac

We believe our REO disposition and short sale severity ratios in the first half of 2014 were positively affected by changes made in 2012 to our process for evaluating the market value of impaired loan collateral and determining the list price for our REO properties when we offer them for sale.
Under the 2014 Conservatorship Scorecard, FHFA set a goal for us to develop and implement a plan for targeted sales of non-performing loans and REO properties that facilitate neighborhood stabilization, especially in markets that have been hardest hit by the housing downturn. In the first half of 2014, we worked with FHFA and Fannie Mae to develop a plan for both short sales and REO sales, including expanded auctions of properties, in certain cities that were hardest hit by the housing crisis. In these areas we are also: (a) expanding our efforts with locally-based private entities to facilitate REO dispositions; and (b) expanding our first look opportunities, which provide an initial period for REO properties to be purchased by owner occupants and non-profits dedicated to neighborhood stabilization before permitting investors to make offers.
Actively Managing our Servicers
We continue to face challenges with respect to the performance of certain of our single-family servicers in managing our seriously delinquent loans. Our servicers represent and warrant to us that loans serviced on our behalf will be serviced in accordance with our servicing contract. These contractual obligations provide us with remedies for breaches in servicing. These contractual remedies include the ability to require the servicer to pay compensatory or other fees, repurchase the loan at its current UPB, and/or reimburse us for losses realized. Beginning in 2013, we increased our review of servicing related violations, which included issuing notices of defect to our servicers for certain violations of our servicing standards. As of June 30, 2014, we had: (a) $0.4 billion of outstanding repurchase requests for servicing related violations; and (b) an additional $0.3 billion of outstanding notices of defect, with our servicers, based on the UPB of the related loans. We also recognized $179 million of compensatory fees in the first half of 2014 primarily for servicer failures to complete a foreclosure within our timelines.
We continue to have a large population of seriously delinquent loans, many of which have been delinquent for more than one year; these loans tend to be more challenging to resolve. As of June 30, 2014, our serious delinquency rate for the aggregate of those states that require a judicial foreclosure and all other states was 2.89% and 1.39%, respectively. Foreclosures generally take longer to complete in states where judicial foreclosures are required, compared to other states. During the six months ended June 30, 2014, the average time to foreclose on properties in states that require a judicial foreclosure was 1,033 days compared to 644 days in all other states for loans in our single-family credit guarantee portfolio, excluding those underlying our Other Guarantee Transactions. These averages are based on the loans that completed foreclosure during the period.
In the first half of 2014, we facilitated the transfer of servicing for $15.1 billion in UPB of loans from our primary servicers to specialty servicers. As part of our efforts to maximize foreclosure alternatives, increase problem loan workouts, and mitigate our credit losses, we have continued to facilitate the transfer of servicing for certain pools of loans to servicers that specialize in workouts of problem loans.
Pursuing Our Rights with Our Sellers
We have contractual arrangements with our sellers under which they agree to sell us mortgage loans, and represent and warrant that those loans have been originated under specified underwriting standards. If we subsequently discover that the representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These remedies include the ability to require the seller to repurchase the loan at its current UPB and/or reimburse us for losses realized. In 2013, we substantially achieved the goal set for us (in the 2013 Conservatorship Scorecard) to complete our requests for remedies for breaches of seller representations and warranties related to pre-conservatorship loan activity. As a result, our exposure to single-family mortgage seller/servicers has declined with respect to repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us. As of June 30, 2014 and December 31, 2013, we had $0.5 billion and $1.6 billion, respectively, of outstanding repurchase requests with sellers, based on UPB of the loans.
We continue to recover credit losses from seller/servicers in the normal course of business related to breaches of representations and warranties for loans they sold to us or service for us. In the first half of 2014, we recovered amounts from seller/servicers with respect to $1.4 billion in UPB of loans subject to our repurchase requests for selling and servicing violations, including $0.4 billion in UPB related to settlement agreements. Approximately 18% of the $1.4 billion in UPB associated with resolved repurchase requests in the first half of 2014 were satisfied by the reimbursement of losses (excluding amounts related to settlement agreements).
In May 2014, at the direction of FHFA, we announced certain changes to our representation and warranty framework for loans acquired on and after July 1, 2014. See "RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-Family Mortgage Seller/Servicers" for information about these changes.
Enforcing Our Rights with Other Counterparties
We continue to pursue claims for coverage under mortgage insurance policies. We also continue to actively pursue settlements with mortgage insurance counterparties. We use mortgage insurance, which is a form of credit enhancement, to

4	Freddie Mac

mitigate our credit loss exposure. Primary mortgage insurance is generally required to be purchased at loan origination, typically at the borrower’s expense, for mortgages with LTV ratios greater than 80%, from an insurer that is typically selected by the lender.
We received payments under primary and other mortgage insurance of $0.6 billion and $0.9 billion during the six months ended June 30, 2014 and 2013, respectively. Although the financial condition of certain of our mortgage insurers has improved in recent periods, there is still significant risk that some of these counterparties may fail to fully meet their obligations. We expect to receive substantially less than full payment of our claims from one of our top five mortgage insurance counterparties, as it is only permitted to partially pay claims under orders of its regulator.
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
We are developing counterparty risk management standards for mortgage insurers, in conjunction with Fannie Mae, at the direction of FHFA, consisting of the following: (a) revised eligibility requirements, which includes financial requirements under a risk based framework; and (b) revised master policies that provide greater certainty of coverage and facilitate timely claims processing. The revised standards are designed to provide that mortgage insurers are able to withstand a stress economic scenario and fulfill their intended role of providing private capital to the mortgage market. In December 2013, FHFA announced that we and Fannie Mae, in collaboration with our mortgage insurers, had completed development of new master policies, for which the mortgage insurers are seeking state regulatory approval. Aligning mortgage insurer eligibility requirements is a key component of the 2014 Conservatorship Scorecard and the 2014 Strategic Plan. We have announced that the revised master policies will be implemented October 1, 2014. FHFA has published the draft eligibility requirements for public input during a comment period which will conclude on September 8, 2014. We expect to publish new eligibility requirements by the end of 2014, which will become effective 180 days after the publication date. Approved insurers that do not fully comply with the new financial requirements would be given a transition period of up to two years from the publication date.
At the direction of our Conservator, we are also working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in various efforts, in some cases in conjunction with other investors, to mitigate or recover losses on our investments in these securities. In the first half of 2014, we and FHFA reached settlements with a number of institutions pursuant to which we received an aggregate of $4.9 billion, which was recognized in our consolidated statement of comprehensive income for the period. Lawsuits against a number of large institutions are currently pending. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about our recent agreements with non-agency mortgage-related security issuers.
Reducing Our Mortgage-Related Investments Portfolio Over Time
In July 2014, pursuant to the 2014 Conservatorship Scorecard, we submitted a plan to FHFA to meet (even under adverse market conditions) the portfolio reduction requirements of the Purchase Agreement. Under the plan (and as set forth in the 2014 Conservatorship Scorecard), we are focused on reducing the less liquid assets in our mortgage-related investments portfolio. The Scorecard provides that any sales of less liquid assets should be economically sensible transactions that consider impacts to the market and neighborhood stability.
From December 31, 2013 to June 30, 2014, the size of our mortgage-related investments portfolio declined by 9% or $41.1 billion, to $419.9 billion. Our less liquid assets accounted for $27.6 billion of this decline. Our less liquid assets declined primarily due to liquidations and our active efforts to reduce less liquid assets through securitization of $3.5 billion of single-family reperforming and modified loans and sale of $8.2 billion of less liquid assets (excluding sales of: (a) multifamily held-for-sale loans; and (b) single-family loans purchased for cash). We plan to continue reducing the balance of our less liquid assets, although we continue to add certain of these assets to our mortgage-related investments portfolio as part of our business strategies (e.g., removal of seriously delinquent loans from PC pools and acquisitions of multifamily and single-family loans purchased for cash). For more information, see “Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
Supporting U.S. Homeowners and Renters by Providing Lenders with a Constant Source of Liquidity for Mortgage Products even when Other Sources of Financing are Scarce
We maintain a consistent market presence by providing lenders with a constant source of liquidity for mortgage products even when other sources of financing are scarce. This liquidity provides our customers with confidence to continue lending even in difficult environments. In the first six months of 2014 and 2013, we purchased or issued other guarantee commitments for $107.6 billion and $261.7 billion in UPB of single-family conforming mortgage loans, respectively, representing approximately 526,000 and 1,281,000 homes, respectively. Origination volumes in the U.S. residential mortgage market declined significantly during the first half of 2014, as compared to the first half of 2013, driven by a significant decline in the volume of refinance mortgages. We attribute this decline to higher average mortgage interest rates in the first half of 2014

5	Freddie Mac

compared to the first half of 2013. In addition, many borrowers have already refinanced their loans in recent periods at relatively low interest rates, and thus may be less likely to do so in the future. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed approximately 90% of the single-family conforming mortgages originated in the first half of 2014.
During the first half of 2014, our multifamily new business activity totaled $7.1 billion, and provided financing for 508 properties amounting to approximately 114,000 apartment units. Approximately 90% of the units were affordable to families earning at or below the median income in their area.
Under the 2014 Conservatorship Scorecard, FHFA set several goals for us relating to increasing access to single-family mortgage credit for creditworthy borrowers. These goals include continuing to improve, and provide additional clarity regarding, our representation and warranty framework.
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

•
Managing the credit risk of the single-family credit guarantee portfolio: We are managing our credit risk by setting our underwriting standards at a level commensurate with the long-term credit risk appetite of the company. We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage eligibility and underwriting standards, and the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. Beginning in 2009, we have made various changes to our credit policies, including changes to improve our underwriting standards, purchased fewer loans with higher risk characteristics, and assisted in improving our mortgage insurers’ and lenders’ underwriting practices. As a result, the credit quality of the New single-family book is significantly better than that of the 2005-2008 Legacy single-family book, as measured by original LTV ratios, FICO scores, the proportion of loans underwritten with full documentation, delinquency rates, and credit losses. However, in recent periods, as refinancing volumes have declined, the composition of our loan purchase activity has been shifting to a higher proportion of home purchase loans and these loans generally have higher original LTV ratios and lower credit scores, in aggregate, than loans sold to us during 2010 through 2012.

•
Transferring the credit risk of the single-family credit guarantee portfolio: We consider credit risk transfer transactions to be a prudent way to manage risk in our business. In addition to three credit risk transfer transactions completed in 2013, we executed four transactions (two STACR debt note transactions and two Agency Credit Insurance Structure, or ACIS transactions) during the first half of 2014. These transactions shift a portion of the mezzanine credit loss position on certain groups of loans in the New single-family book from us to private investors. While these credit risk transfer transactions have been relatively small compared to our overall mortgage credit risk exposure, we believe they have attracted broad interest in the market. We will continue to seek to expand and refine our offerings of credit risk transfer transactions in the future. The 2014 Conservatorship Scorecard includes a goal for us to complete credit risk transfer transactions for $90 billion in UPB using at least one transaction type in addition to STACR debt note transactions.

•
Optimizing the economics of the single-family credit guarantee portfolio: We strive to achieve the highest economic returns on our portfolio while considering and balancing our: (a) customer diversification; (b) housing mission and goals; and (c) customers' liquidity needs. However, economic returns on our guarantee activities are limited by, and subject to, FHFA's oversight. We also align our mortgage-related securities offerings and disclosures with customer needs and investor demand to balance the achievement of the above objectives while considering the relative performance of our securities in the market.

6	Freddie Mac

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

•
Maintaining a portfolio of liquid securities consistent with our liquidity management guidelines. In managing the reduction of our mortgage-related investments, we evaluate the liquidity of these investments based on two categories: (a) single-class and multiclass agency securities (excluding certain structured agency securities collateralized by non-agency mortgage-related securities); and (b) assets that are less liquid than the agency securities noted above. We are focusing our efforts on reducing the balance of less liquid assets in the mortgage-related investments portfolio. Our liquid assets collectively represented $161.2 billion and $174.7 billion at June 30, 2014 and December 31, 2013, respectively, or approximately 38% of UPB of the portfolio at both June 30, 2014 and December 31, 2013.

•
Managing the single-family performing loans obtained through our cash purchase program. In conjunction with the single-family business, we purchase loans from lenders for cash and securitize the majority of these loans into Freddie Mac agency securities that may be sold to dealers or investors, or retained in our mortgage investments portfolio as agency securities.

•
Managing single-family reperforming loans and performing modified loans. This includes securitizing loans, structuring the resulting securities and selling some or all of the tranches, and could include selling loans or other disposition strategies in the future.

•
Managing single-family delinquent loans along with the single-family business. This includes removing seriously delinquent loans from PC pools and selling loans, and could include other disposition strategies in the future.

•	Reducing the overall balance of our holdings of non-agency mortgage-related securities through liquidations and sales, subject to a variety of constraints, including market conditions.

•
Managing the treasury function, including funding and liquidity, for the overall company, through the issuance of short-term and long-term unsecured debt. We maintain a liquidity and contingency operating portfolio of cash and non-mortgage investments for short-term liquidity management.

•	Managing the interest-rate risk for the overall company through the use of derivatives and unsecured debt.
Multifamily Segment Strategies
Our Multifamily business is a key business operation focusing on financing multifamily rental housing. We provide financing for affordable housing for renters nationwide and are a consistent source of liquidity to the multifamily mortgage market. We maintain a strong credit and capital management discipline, which we believe generates appropriate risk-adjusted returns on our business for taxpayers. We accomplish this primarily by focusing on our business model of purchasing, aggregating, and securitizing mortgage loans in order to transfer the expected credit risk associated with the loans to third-party investors. The Multifamily business model aligns with our objective that private investors absorb the first and predominant losses before any taxpayer exposure. We plan to continue to provide and support a consistent supply of affordable rental housing while reducing our exposure to credit risk through securitization.
The 2014 Conservatorship Scorecard includes a goal for us to maintain the dollar volume of new multifamily business activity for 2014 at or below the 2013 cap of $25.9 billion, excluding certain targeted loan types, such as those that support affordable housing. Additionally, the 2014 Conservatorship Scorecard set a goal for us to assess the economics and feasibility of adopting additional types of risk transfer structures and of increasing the amount of risk transferred in current risk transfer structures (i.e., K Certificate transactions). For this purpose, risk is broadly defined to include, but is not limited to, credit, counterparty or aggregation risk. During the first half of 2014, we continued our K Certificate securitizations in the multifamily market with K Certificate transactions of $8.4 billion in UPB.
Positioning the Company, in Particular Our People and Infrastructure, to Succeed in a To-Be-Determined “Future State”
Development of a New Secondary Mortgage Market
Under the direction of FHFA, we continue various efforts to build the infrastructure for a future housing finance system, including the following:

•
Common Securitization Platform: We continue to work with FHFA and Fannie Mae on the development of a new common securitization platform. In October 2013, Common Securitization Solutions, LLC (which is equally owned by us and Fannie Mae) was formed to build and operate the platform. As part of the 2014 Conservatorship Scorecard, FHFA set certain goals relating to the continued development of the common securitization platform. We and FHFA expect this will be a multi-year effort. In addition, the 2014 Strategic Plan provides for us and Fannie Mae to work towards the development of a single (common) security as part of this effort.

7	Freddie Mac

•
Uniform Mortgage Data Program: We and Fannie Mae continue to collaborate with the industry to develop and implement uniform data standards for single-family mortgages. The 2014 Conservatorship Scorecard set a goal for us to provide active support for the following mortgage data standardization initiatives: (a) the Servicing Data and Technology Initiative; (b) the Uniform Closing Disclosure Dataset; and (c) the Uniform Loan Application Dataset.

•
Lender placed insurance standards: As part of the servicing alignment initiative, we announced changes in our servicing standards for situations in which our servicers obtain property hazard insurance on properties securing single-family loans we own or guarantee. As a result, effective June 1, 2014, our seller/servicers may not receive compensation or other payment from insurance carriers nor may they use their own or affiliated entities to insure or reinsure a property. The 2014 Conservatorship Scorecard includes a goal for us to continue to develop approaches to reduce borrower costs for lender placed insurance.

In addition, in the first half of 2014 we worked to help our seller/servicers improve their underwriting processes for loans that they sell to us, including the following:

•
We continued our initiative for enhanced early-risk assessment by seller/servicers through the use of Loan Quality Advisor, an automated tool for use in evaluating the credit eligibility of loans and identifying non-compliance issues;

•
We implemented requirements for our seller/servicers in response to certain final rules from the Consumer Financial Protection Bureau, including rules concerning the requirements for borrowers' ability to repay and high-cost mortgages. See “BUSINESS — Legislative and Regulatory Developments — Dodd-Frank Act” in our 2013 Annual Report for further information on the final rules;

•
We adhered to recently implemented standard timelines, appeal requirements, and alternative remedies for resolution of repurchase obligations as part of our efforts to enhance post-delivery quality control practices and transparency associated with our new representation and warranty framework; and

•	We continued to execute our loan review sampling strategy, specifically focusing on newly purchased mortgage loans, to evaluate compliance with our standards.
Investing in Human Capital, Technology and Other Resources
We continue to make strategic investments to maintain and improve our ability to operate the company for the foreseeable future in conservatorship and potentially afterwards. Our human capital risks have stabilized in recent periods, as increased levels of voluntary turnover experienced in 2011 have abated. The possibility remains that we may experience increased turnover again in the future as the Administration and Congress continue to debate our future business model.
Our information technology risk also continues to decline. For example, in 2013, we completed a three-year multimillion dollar project to move our key legacy applications and infrastructure to current, supported technology. We are investing each year to maintain our technology and are focused on standardizing and simplifying the technology portfolio. We continue to focus on emerging information security risks. We are reviewing our information technology architecture design with a focus on simplifying our information technology environment. We are also improving our out-of-region disaster recovery capabilities.
Streamlining, Simplifying and Strengthening Operations
We continue to strengthen our operations. Beginning in mid-2012 and continuing in 2013 and 2014, we took steps to enhance management’s focus on control issues by elevating awareness of those issues across the company and stressing timely remediation. As a result, the number of outstanding control issues reached its lowest level since conservatorship. We also continue to work to improve our operating efficiency. In 2013, we began a multi-year project focused on simplifying our control structure and eliminating redundant control activities. We updated our risk and control framework to increase our emphasis on risk management and are conducting detailed operational control design reviews to identify ways to simplify our controls structure.
Mortgage Market and Economic Conditions
Overview
The U.S. real gross domestic product rose by 4.0% on an annualized basis during the second quarter of 2014, compared to decreasing 2.1% in the first quarter of 2014 and increasing 2.5% in the second quarter of 2013, according to the Bureau of Economic Analysis. The national unemployment rate was 6.1% in June 2014, compared to 6.7% in both March 2014 and December 2013, based on data from the U.S. Bureau of Labor Statistics. An average of approximately 233,000 monthly net new jobs (non-farm) were added to the economy during the first half of 2014, which shows evidence of a positive trend for the economy and the labor market. The average interest rate on new 30-year fixed-rate conforming mortgages largely held steady over the past three quarters, averaging 4.29% during the fourth quarter of 2013, 4.36% in the first quarter of 2014, and 4.23% during the second quarter of 2014, based on our weekly Primary Mortgage Market Survey. This compares with the second quarter of 2013, when the average rate on new 30-year fixed-rate conforming mortgages was 3.67%. Higher mortgage interest rates in recent periods contributed to a relatively low volume of single-family refinance mortgage activity in the market during the first half of 2014.

8	Freddie Mac

Single-Family Housing Market
Although home prices increased on a national basis in the second quarter of 2014 and from June 2013 to June 2014 (based on our index), some localities continued to be affected by weakness in employment growth and a significant inventory of seriously delinquent loans in their markets.
Based on data from the National Association of Realtors, sales of existing homes in the second quarter of 2014 were 5.04 million (on a seasonally-adjusted annual basis), increasing 9.6% from 4.60 million in the first quarter of 2014. Based on data from the U.S. Census Bureau and HUD, sales of new homes in the second quarter of 2014 were approximately 419,000 (on a seasonally-adjusted annual basis), declining 3.5% from approximately 434,000 in the first quarter of 2014. Home price appreciation has continued to moderate, with our nationwide index registering approximately a 6.1% increase from June 2013 to June 2014, compared with a 7.9% increase from March 2013 to March 2014. Despite increases in recent periods, our national home price index reflects a cumulative decline of 11.2% since June 2006. These estimates were based on our own price index of mortgage loans on one-family homes funded by us or Fannie Mae. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.
Multifamily Housing Market
The multifamily market continued to experience positive trends during the first half of 2014. Recent data reported by Reis, Inc. indicated that the national apartment vacancy rate was 4.1% and 4.3% in the second quarter of 2014 and 2013, respectively, and remains low compared to the cyclical peak of 8% reached at the end of 2009. In addition, Reis, Inc. reported that effective rents (i.e., the average rent paid by the tenant over the term of the lease adjusted for concessions by the landlord and costs borne by the tenant) grew by 0.9% during the second quarter of 2014. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. According to the latest information available from Moody's Analytics, Inc. and Real Capital Analytics, Inc., apartment prices are now more than 7% above the peak level reached before the housing crisis, and reflect continued strong demand from investors for apartment properties.
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
Although national home prices have increased in recent periods, home prices at June 30, 2014 remained significantly below their peak levels in many geographical areas. Declines in the market’s inventory of vacant housing have supported stabilization and increases in home prices in a number of metropolitan areas. We believe that home prices will not increase at the same growth rate experienced in 2013, but will continue to gradually moderate during the remainder of 2014 and will return towards growth rates that are consistent with long-term historical averages (approximately 2 to 5 percent growth on an annual basis). To the extent a large volume of loans concentrated in a particular geographic area completes the foreclosure process in a short period, the resulting increase in the market’s inventory of homes for sale could have a negative effect on home prices.
Single-Family
We continue to expect key macroeconomic drivers of the economy, such as income growth, employment, and inflation, will affect the performance of the housing and mortgage markets during the second half of 2014. Since we expect that economic growth will continue and mortgage interest rates will remain relatively low compared to historical levels, but trend slowly upward during the remainder of 2014, we believe that housing affordability will remain relatively high in most metropolitan housing markets during the remainder of 2014 for potential home buyers. We expect that the volume of home sales in the full year of 2014 will likely be slightly lower than in 2013. Important factors that we believe will continue to negatively affect single-family housing demand are the relatively high unemployment rate in certain areas and relatively modest family income growth.
We expect the UPB of our single-family credit guarantee portfolio will be relatively unchanged at the end of 2014 compared to the end of 2013, as an expected decline in purchase volume is expected to be offset by a decline in prepayments. We expect mortgage origination volumes in the full year of 2014, including refinancings, to be at the lowest level since 2000. Our loan purchase activity in the first half of 2014 declined to $107.6 billion in UPB compared to $261.7 billion in UPB during the first half of 2013. We expect this trend to continue in the second half of 2014 as refinancing volumes continue to remain low. During the first half of 2014, refinancings, including HARP, comprised approximately 48% of our single-family purchase and issuance volume compared with 81% in the first half of 2013. We expect HARP activity to continue to remain low during

9	Freddie Mac

the second half of 2014 since the pool of borrowers eligible to participate in the program has declined and mortgage interest rates moved higher in recent periods.
Our guarantee fee rate charged on new acquisitions is significantly higher than that of our Legacy single-family books as a result of two across-the-board increases in guarantee fees implemented in 2012. In June 2014, FHFA released a request for input on the guarantee fees that we and Fannie Mae charge lenders. We cannot predict what changes, if any, FHFA will require us to make to our guarantee fees as a result of the input received from this request. For more information, see “LEGISLATIVE AND REGULATORY MATTERS — FHFA Request for Input on Guarantee Fees.”
Our charge-offs declined significantly during the first half of 2014 compared to the first half of 2013. We expect our charge-offs and credit losses to continue to be lower than the level we experienced in 2013, but to remain elevated in the remainder of 2014 in part due to the substantial number of delinquent and underwater mortgage loans in our single-family credit guarantee portfolio that will likely be resolved. For the near term, we also expect:

•	REO disposition and short sale severity ratios to remain high. However, our recovery rates have been positively affected by recent improvements in home prices and home sales; and

•	The number of seriously delinquent loans and the volume of our loan workouts to continue to decline.
Multifamily
We expect that, at the national level, new supply of multifamily housing will be absorbed by market demand in the near term driven by a strengthening economy and positive demographics. However, there may be certain local markets where new supply may outpace demand, which would be evidenced by excess supply and rising vacancy rates. As multifamily market fundamentals improved in recent years, other market participants, particularly banking institutions, increased their activities in the multifamily market. As a result, we face increased competition and we believe that our portion of new business in the multifamily market will not increase during the full year 2014 compared to the level in 2013. We also expect that our new multifamily business activity for the full year of 2014 will be below the cap specified by the 2014 Conservatorship Scorecard of $25.9 billion in UPB.
As a result of the positive market fundamentals and continuing strong portfolio performance, we expect our credit losses and delinquency rates to remain low during the second half of 2014. We expect the performance of the multifamily market to continue to be positive through 2014 and believe the long-term outlook for the multifamily market continues to be favorable.
Limits on Investment Activity and Our Mortgage-Related Investments Portfolio
Our mortgage-related investments portfolio consists of agency securities, single-family non-agency mortgage-related securities, CMBS, housing revenue bonds, and single-family and multifamily unsecuritized mortgage loans. Our ability to acquire and sell mortgage assets is significantly constrained by limitations under the Purchase Agreement and those imposed by FHFA. Under the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio is subject to a cap that decreases by 15% each year until the cap reaches $250 billion. The reduction in the mortgage-related investments portfolio will result in a decline in income from this portfolio over time.
The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation.
Table 2 — Mortgage-Related Investments Portfolio(1)

	June 30, 2014	December 31, 2013
	(in millions)
Investments segment — Mortgage investments portfolio	$307,398	$331,071
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	32,443	37,726
Multifamily segment — Mortgage investments portfolio	80,039	92,227
Total mortgage-related investments portfolio	$419,880	$461,024
Mortgage-related investments portfolio cap(3)	$469,625	$552,500

(1)	Based on UPB.

(2)	Represents unsecuritized seriously delinquent single-family loans.

(3)	Represents the portfolio cap as discussed above at December 31, 2014 and 2013, respectively.
We evaluate the liquidity of the assets in our mortgage-related investments portfolio based on two categories: (a) single-class and multiclass agency securities (excluding certain structured agency securities collateralized by non-agency mortgage-related securities); and (b) assets that are less liquid than the agency securities noted above. Assets that we consider to be less liquid than agency securities include unsecuritized performing single-family mortgage loans, multifamily mortgage loans, certain structured agency securities collateralized with non-agency mortgage-related securities, CMBS, housing revenue bonds, unsecuritized seriously delinquent and modified single-family mortgage loans which we removed from PC trusts, and investments in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans.

10	Freddie Mac

The UPB of our mortgage-related investments portfolio at June 30, 2014 was $419.9 billion, a decline of 9% compared to $461.0 billion at December 31, 2013. Our less liquid assets accounted for $27.6 billion of this decline primarily due to liquidations (i.e., principal repayments) and our active efforts to reduce less liquid assets through securitization of $3.5 billion of single-family reperforming and modified loans and sale of $8.2 billion of less liquid assets (excluding sales of: (a) multifamily held-for-sale loans; and (b) single-family loans purchased for cash). Our less liquid assets collectively represented $258.6 billion and $286.3 billion at June 30, 2014 and December 31, 2013, respectively, or approximately 62% of UPB of the portfolio at both June 30, 2014 and December 31, 2013.

11	Freddie Mac

SELECTED FINANCIAL DATA
The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes.
Table 3 — Selected Financial Data(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions, except share-related amounts)
Statements of Comprehensive Income Data
Net interest income	$3,503	$4,144	$7,013	$8,409
Benefit for credit losses	618	623	533	1,126
Non-interest income (loss)	(1,406)	678	1,705	1,080
Non-interest expense	(680)	(498)	(1,451)	(1,122)
Income tax (expense) benefit	(673)	41	(2,418)	76
Net income	1,362	4,988	5,382	9,569
Comprehensive income	1,890	4,357	6,389	11,328
Net income (loss) attributable to common stockholders(2)	(528)	631	(1,007)	(1,759)
Net income (loss) per common share – basic and diluted	(0.16)	0.19	(0.31)	(0.54)
Cash dividends per common share	—	—	—	—
Weighted average common shares outstanding (in millions) – basic and diluted(3)	3,236	3,238	3,237	3,238

			June 30, 2014	December 31, 2013
			(dollars in millions)
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)			$1,533,521	$1,529,905
Total assets			1,916,618	1,966,061
Debt securities of consolidated trusts held by third parties			1,453,563	1,433,984
Other debt			445,112	506,767
All other liabilities			13,653	12,475
Total stockholders’ equity			4,290	12,835
Portfolio Balances(4)
Mortgage-related investments portfolio(5)			$419,880	$461,024
Total Freddie Mac mortgage-related securities(6)			1,601,788	1,592,511
Total mortgage portfolio(7)			1,895,319	1,914,661
TDRs on accrual status			81,976	78,708
Non-accrual loans			36,969	43,457

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios(8)
Return on average assets(9)	0.3%	1.0%	0.6%	1.0%
Allowance for loans losses as percentage of mortgage loans, held-for-investment(10)	1.3	1.5	1.3	1.5
Equity to assets ratio(11)	0.3	0.4	0.4	0.4

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

(4)	Based on UPB.

(5)	See ‘‘Table 2 — Mortgage-Related Investments Portfolio’’ for the composition of this line item.

(6)	See ‘‘Table 25 — Freddie Mac Mortgage-Related Securities’’ for the composition of this line item.

(7)	See ‘‘Table 10 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios’’ for the composition of this line item.

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
Table 4 — Summary Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net interest income	$3,503	$4,144	$7,013	$8,409
Benefit for credit losses	618	623	533	1,126
Net interest income after benefit for credit losses	4,121	4,767	7,546	9,535
Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(188)	28	(176)	62
Gains (losses) on retirement of other debt	1	25	8	(7)
Derivative gains (losses)	(1,926)	1,362	(4,277)	1,737
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(178)	(18)	(509)	(39)
Portion of other-than-temporary impairment recognized in AOCI	21	(26)	(12)	(48)
Net impairment of available-for-sale securities recognized in earnings	(157)	(44)	(521)	(87)
Other gains (losses) on investment securities recognized in earnings	372	(497)	1,138	(773)
Other income (loss)	492	(196)	5,533	148
Total non-interest income (loss)	(1,406)	678	1,705	1,080
Non-interest expense:
Administrative expenses	(453)	(444)	(921)	(876)
REO operations income (expense)	50	110	(9)	104
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(187)	(123)	(365)	(216)
Other expenses	(90)	(41)	(156)	(134)
Total non-interest expense	(680)	(498)	(1,451)	(1,122)
Income before income tax (expense) benefit	2,035	4,947	7,800	9,493
Income tax (expense) benefit	(673)	41	(2,418)	76
Net income	1,362	4,988	5,382	9,569
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	479	(717)	906	1,563
Changes in unrealized gains (losses) related to cash flow hedge relationships	49	84	101	174
Changes in defined benefit plans	—	2	—	22
Total other comprehensive income (loss), net of taxes and reclassification adjustments	528	(631)	1,007	1,759
Comprehensive income	$1,890	$4,357	$6,389	$11,328
Net Interest Income
The table below presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

13	Freddie Mac

Table 5 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended June 30,
	2014			2013
	Average Balance(1)	Interest Income (Expense)	Average Rate	Average Balance(1)	Interest Income (Expense)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$13,081	$1	0.04%	$29,467	$3	0.04%
Federal funds sold and securities purchased under agreements to resell	33,574	5	0.06	38,996	9	0.09
Mortgage-related securities:
Mortgage-related securities(2)	256,665	2,557	3.98	316,237	3,243	4.10
Extinguishment of PCs held by Freddie Mac	(110,559)	(1,037)	(3.75)	(123,582)	(1,244)	(4.02)
Total mortgage-related securities, net	146,106	1,520	4.16	192,655	1,999	4.15
Non-mortgage-related securities(2)	12,318	4	0.10	26,319	20	0.29
Mortgage loans held by consolidated trusts(3)	1,532,968	14,249	3.72	1,507,578	14,097	3.74
Unsecuritized mortgage loans(3)	171,029	1,660	3.88	210,508	2,017	3.83
Total interest-earning assets	$1,909,076	$17,439	3.65	$2,005,523	$18,145	3.62
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,550,049	$(13,142)	(3.39)	$1,531,830	$(12,953)	(3.38)
Extinguishment of PCs held by Freddie Mac	(110,559)	1,037	3.75	(123,582)	1,244	4.02
Total debt securities of consolidated trusts held by third parties	1,439,490	(12,105)	(3.36)	1,408,248	(11,709)	(3.33)
Other debt:
Short-term debt	110,240	(34)	(0.12)	129,920	(45)	(0.14)
Long-term debt(4)	332,560	(1,721)	(2.07)	395,137	(2,125)	(2.15)
Total other debt	442,800	(1,755)	(1.59)	525,057	(2,170)	(1.65)
Total interest-bearing liabilities	1,882,290	(13,860)	(2.94)	1,933,305	(13,879)	(2.87)
Expense related to derivatives(5)	—	(76)	(0.02)	—	(122)	(0.02)
Impact of net non-interest-bearing funding	26,786	—	0.04	72,218	—	0.10
Total funding of interest-earning assets	$1,909,076	$(13,936)	(2.92)	$2,005,523	$(14,001)	(2.79)
Net interest income/yield		$3,503	0.73		$4,144	0.83

	Six Months Ended June 30,
	2014			2013
	Average Balance(1)	Interest Income (Expense)	Average Rate	Average Balance(1)	Interest Income (Expense)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$16,361	$1	0.01%	$32,451	$10	0.06%
Federal funds sold and securities purchased under agreements to resell	40,865	10	0.05	37,460	20	0.11
Mortgage-related securities:
Mortgage-related securities(2)	264,155	5,164	3.91	322,239	6,660	4.13
Extinguishment of PCs held by Freddie Mac	(113,574)	(2,134)	(3.76)	(122,931)	(2,506)	(4.08)
Total mortgage-related securities, net	150,581	3,030	4.03	199,308	4,154	4.17
Non-mortgage-related securities(2)	9,094	4	0.08	20,650	22	0.21
Mortgage loans held by consolidated trusts(3)	1,532,692	28,733	3.75	1,501,390	28,601	3.81
Unsecuritized mortgage loans(3)	174,625	3,322	3.80	214,788	4,026	3.75
Total interest-earning assets	$1,924,218	$35,100	3.65	$2,006,047	$36,833	3.67
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,548,866	$(26,482)	(3.42)	$1,524,918	$(26,245)	(3.44)
Extinguishment of PCs held by Freddie Mac	(113,574)	2,134	3.76	(122,931)	2,506	4.08
Total debt securities of consolidated trusts held by third parties	1,435,292	(24,348)	(3.39)	1,401,987	(23,739)	(3.39)
Other debt:
Short-term debt	118,380	(75)	(0.13)	124,805	(89)	(0.14)
Long-term debt(4)	340,596	(3,509)	(2.06)	405,829	(4,343)	(2.14)
Total other debt	458,976	(3,584)	(1.56)	530,634	(4,432)	(1.67)
Total interest-bearing liabilities	1,894,268	(27,932)	(2.95)	1,932,621	(28,171)	(2.91)
Expense related to derivatives(5)	—	(155)	(0.02)	—	(253)	(0.03)
Impact of net non-interest-bearing funding	29,950	—	0.05	73,426	—	0.11
Total funding of interest-earning assets	$1,924,218	$(28,087)	(2.92)	$2,006,047	$(28,424)	(2.83)
Net interest income/yield		$7,013	0.73		$8,409	0.84

(1)	We calculate average balances based on amortized cost.

(2)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings where we expect significant increases in cash flows from the impaired securities.

(3)	Mortgage loans on non-accrual status, where interest income is generally recognized when collected, are included in average balances.

(4)	Includes current portion of long-term debt.

(5)
Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

14	Freddie Mac

Net interest income decreased by $641 million and $1.4 billion for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. The decreases in net interest income were primarily due to the negative impact of the reduction in the balance of mortgage-related assets due to continued liquidations. Excluding the impact of the legislated 10 basis point increase in guarantee fees, which was implemented in April 2012, net interest income decreased by $703 million and $1.5 billion for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. Net interest income includes $183 million and $355 million for the three and six months ended June 30, 2014, respectively, compared to $121 million and $212 million for the three and six months ended June 30, 2013, respectively, related to this increase in guarantee fees.
We refer to the interest income that we do not recognize as foregone interest income (i.e., interest income we would have recorded if the loan had been current in accordance with its terms). We recognize interest income on non-accrual mortgage loans only when cash payments are received. Foregone interest income and reversals of previously recognized interest income, net of cash received, related to non-accrual mortgage loans was $0.3 billion and $0.7 billion during the three and six months ended June 30, 2014, respectively, compared to $0.5 billion and $1.1 billion during the three and six months ended June 30, 2013, respectively. These amounts have declined primarily because of the reduction in the number of loans on non-accrual status.
The objectives set for us under our charter and conservatorship, restrictions in the Purchase Agreement and restrictions imposed by FHFA have negatively impacted, and will continue to negatively impact, our net interest income. For example, our mortgage-related investments portfolio is subject to a cap that decreases by 15% each year until the cap reaches $250 billion. This decline in asset balances will cause a reduction in our interest income from this portfolio over time. For more information on the various restrictions and limitations on our investment activity and our mortgage-related investments portfolio, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” in our 2013 Annual Report.
During the three months ended June 30, 2014, we had sufficient access to the debt markets. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”
Benefit for Credit Losses
We maintain loan loss reserves at levels we believe are appropriate to absorb probable incurred losses on mortgage loans held-for-investment and loans underlying our financial guarantees. Our loan loss reserves are increased through the provision for credit losses and are reduced by a benefit for credit losses and net charge-offs. The provision for credit losses primarily reflects our estimate of incurred losses for newly impaired loans as well as changes in our estimates of incurred losses for previously impaired loans. Assuming that all other factors remain the same, home price growth may reduce the likelihood that loans will default and may also reduce the amount of credit losses on the loans that do default.
Our benefit for credit losses was $0.6 billion in both the second quarter of 2014 and 2013, and was $0.5 billion in the first half of 2014 compared to $1.1 billion in the first half of 2013. Our benefit for credit losses for the six months ended June 30, 2014 includes benefits from: (a) settlement agreements with certain sellers; (b) an increase in expected recoveries from one of our mortgage insurers; (c) the reduction of loan loss reserves associated with certain seriously delinquent single-family mortgage loans reclassified from held-for-investment to held-for-sale; and (d) moderate home price growth. We do not expect future settlement agreements, if any, with seller/servicers to have a significant effect on our financial results. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for further information on recent developments concerning our mortgage insurance counterparties. The benefit for credit losses in the first half of 2013 reflects a more significant increase in home prices that was partially offset by incurred losses associated with newly delinquent loans.
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
During the three and six months ended June 30, 2014, our charge-offs, net of recoveries for single-family loans, were significantly lower than those recorded in the three and six months ended June 30, 2013 primarily due to: (a) lower volumes of foreclosures and foreclosure alternatives; and (b) improvements in home prices in many of the areas in which we have had significant foreclosure and short sale activity. Our recoveries in both the first half of 2014 and the first half of 2013 included approximately $0.4 billion, related to repurchase requests from our seller/servicers (including $0.3 billion in the first half of 2014 with respect to settlement agreements related to repurchase requests from certain sellers). We continue to experience a high volume of foreclosures and foreclosure alternatives as compared to periods prior to 2008. As a result, we expect our credit losses will continue to remain elevated during the second half of 2014 even if the volume of new seriously delinquent loans continues to decline.

15	Freddie Mac

The total number of single-family seriously delinquent loans declined approximately 14% and 15% during the first six months of 2014 and 2013, respectively. As of June 30, 2014 and June 30, 2013, the UPB of our single-family loans classified as TDRs was $99.6 billion and $91.7 billion, respectively. However, these amounts include $81.4 billion and $71.0 billion, respectively, of single-family TDRs that were no longer seriously delinquent. Loans that have been classified as TDRs remain categorized as such throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, seriously delinquent loans, charge-offs, REO assets, our loan loss reserves balance, TDRs, and non-accrual loans.
Non-Interest Income (Loss)
Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts
During the three months ended June 30, 2014 and 2013, we extinguished debt securities of consolidated trusts with a UPB of $14.9 billion and $17.7 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). Gains (losses) on extinguishment of these debt securities of consolidated trusts were $(188) million and $28 million during the three months ended June 30, 2014 and 2013, respectively.
During the six months ended June 30, 2014 and 2013, we extinguished debt securities of consolidated trusts with a UPB of $22.8 billion and $23.6 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). Gains (losses) on extinguishment of these debt securities of consolidated trusts were $(176) million and $62 million during the six months ended June 30, 2014 and 2013, respectively.
We recognized losses in the 2014 periods because interest rates declined between the time of issuance and repurchase of these debt securities. We recognized gains in the 2013 periods because interest rates increased between the time of issuance and repurchase of these debt securities.
See “Table 18 — Mortgage-Related Securities Purchase Activity” for additional information regarding purchases of mortgage-related securities, including those issued by consolidated PC trusts.
Gains (Losses) on Retirement of Other Debt
Gains on retirement of other debt were $1 million and $25 million during the three months ended June 30, 2014 and 2013, respectively. We recognized gains on the retirement of other debt during the three months ended June 30, 2013 primarily due to the repurchase of other debt at a discount.
Gains (losses) on retirement of other debt were $8 million and $(7) million during the six months ended June 30, 2014 and 2013, respectively. We recognized gains on the retirement of other debt during the six months ended June 30, 2014 primarily as a result of exercising our call option on other debt. We recognized losses on the retirement of other debt during the six months ended June 30, 2013 primarily due to losses on the repurchase of other debt at a premium in the first quarter of 2013.
For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities.”
Derivative Gains (Losses)
The table below presents derivative gains (losses) reported in our consolidated statements of comprehensive income. See “NOTE 9: DERIVATIVES — Table 9.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of comprehensive income. At June 30, 2014 and December 31, 2013, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to closed cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.
While derivatives are an important aspect of our strategy to manage interest-rate risk, they could increase the volatility of reported net income because, while fair value changes in derivatives from fluctuations in interest rates, yield curves, and implied volatility affect net income, fair value changes in several of the types of assets and liabilities being hedged do not affect net income. Therefore, there can be timing mismatches affecting current period earnings, which may not be reflective of the economics of our business.

16	Freddie Mac

Table 6 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Interest-rate swaps	$(1,551)	$3,722	$(3,321)	$5,296
Option-based derivatives(1)	197	(1,222)	266	(1,659)
Other derivatives(2)	97	(205)	125	(61)
Accrual of periodic settlements	(669)	(933)	(1,347)	(1,839)
Total	$(1,926)	$1,362	$(4,277)	$1,737

(1)	Primarily includes purchased call and put swaptions and purchased interest-rate caps and floors.

(2)	Primarily includes futures, foreign-currency swaps, commitments, credit derivatives and swap guarantee derivatives. Our last foreign-currency swaps matured in January 2014.
Gains (losses) on derivatives are principally driven by changes in: (a) interest rates, yield curves, and implied volatility; and (b) the mix and balance of products in our derivative portfolio.
During the three and six months ended June 30, 2014, we recognized net losses on derivatives of $1.9 billion and $4.3 billion, respectively, primarily as a result of a decrease in longer-term interest rates. We recognized: (a) net losses on our pay-fixed swaps of $3.2 billion and $6.4 billion, respectively; and (b) net losses of $0.7 billion and $1.3 billion, respectively, related to the accrual of periodic settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the coupons of the instruments. These losses were partially offset by net gains of $1.7 billion and $3.1 billion, respectively, on our receive-fixed swaps.
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
Investment Securities-Related Activities
Impairments of Available-For-Sale Securities
We recorded net impairments of available-for-sale securities recognized in earnings, which were related to non-agency mortgage-related securities, of $157 million and $521 million during the three and six months ended June 30, 2014, respectively, compared to $44 million and $87 million during the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2014, these impairments were primarily driven by an increase in the population of available-for-sale securities in an unrealized loss position that we intend to sell. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” as well as “NOTE 7: INVESTMENTS IN SECURITIES” and "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers" for additional information.
Other Gains (Losses) on Investment Securities Recognized in Earnings
Other gains (losses) on investment securities recognized in earnings consists of gains (losses) on trading securities and gains (losses) on sales of available-for-sale securities. With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of June 30, 2014.
We recognized gains (losses) on trading securities of $40 million and $33 million during the three and six months ended June 30, 2014, respectively, compared to $(751) million and $(1.1) billion during the three and six months ended June 30, 2013, respectively. The gains during the three and six months ended June 30, 2014 were primarily due to the impact of a decline in longer-term interest rates during the periods, which more than offset the impact of the movement of these securities with unrealized gains towards maturity. The losses during the three and six months ended June 30, 2013 were primarily due to the movement of securities with unrealized gains towards maturity.
We recognized gains on sales of available-for-sale securities of $332 million and $1.1 billion during the three and six months ended June 30, 2014, respectively, compared to gains on sales of available-for-sale securities of $254 million and $355 million during the three and six months ended June 30, 2013, respectively. The increase in gains during the three and six months ended June 30, 2014 primarily resulted from increased sales related to our structuring activity.

17	Freddie Mac

Other Income (Loss)
The table below summarizes the significant components of other income (loss).
Table 7 — Other Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements	$364	$105	$4,897	$111
Gains (losses) on mortgage loans	(39)	(563)	215	(554)
Recoveries on loans impaired upon purchase(1)	59	75	109	149
Guarantee-related income, net(2)	111	69	144	159
All other	(3)	118	168	283
Total other income (loss)	$492	$(196)	$5,533	$148

(1)	Principally relates to impaired loans purchased prior to 2010. Consequently, our recoveries on these loans will generally decline over time.

(2)	Principally relates to securitized multifamily mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.
Non-Agency Mortgage-Related Securities Settlements
Non-agency mortgage-related securities settlements were $0.4 billion and $0.1 billion in the three months ended June 30, 2014 and 2013, respectively, and $4.9 billion and $0.1 billion in the six months ended June 30, 2014 and 2013, respectively. We had eight settlements in the first half of 2014, while we had two settlements in the first half of 2013. For information on the settlements in the first half of 2014, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
Gains (Losses) on Mortgage Loans
We recognized gains (losses) on mortgage loans of $(39) million and $(563) million in the three months ended June 30, 2014 and 2013, respectively, and $215 million and $(554) million in the six months ended June 30, 2014 and 2013, respectively. The improvements in the 2014 periods were mainly due to gains on multifamily mortgage loans, primarily due to a decline in longer-term interest rates in the 2014 periods compared to an increase in longer-term interest rates in the 2013 periods. The majority of these multifamily loans were designated for securitization and elected to be carried at fair value. Partially offsetting these gains were losses on seriously delinquent single-family loans that were reclassified from held-for-investment to held-for-sale during the second quarter of 2014 as these loans were adjusted to the lower of cost or fair value. These loans were reclassified in connection with a pilot transaction to sell certain seriously delinquent unsecuritized single-family loans (for which we received FHFA approval in April 2014). We executed a sale of substantially all of these loans in July 2014, which is expected to close in August 2014. During the first half of 2014 and 2013, we sold $8.4 billion and $14.4 billion, respectively, in UPB of multifamily loans primarily through K Certificate transactions. For more information on our sales of mortgage loans, see "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES."
All Other
All other income (loss) includes income recognized from transactional fees, fees assessed to our servicers for technology use and late fees or other penalties, changes in fair value of STACR debt notes, and other miscellaneous income. All other income (loss) was $(3) million and $168 million in the three and six months ended June 30, 2014, respectively, compared to $118 million and $283 million in the three and six months ended June 30, 2013, respectively. The decrease in the 2014 periods was primarily due to fair value losses on STACR debt notes due to an increase in market prices for these notes. We began issuing these notes during the third quarter of 2013 and have elected to carry these notes at fair value. Partially offsetting these losses was increased income from the accrual of compensatory fees in the 2014 periods related to servicers that failed to meet our loan foreclosure timelines.

18	Freddie Mac

Non-Interest Expense
The table below summarizes the components of non-interest expense.
Table 8 — Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Administrative expenses:
Salaries and employee benefits	$223	$211	$456	$419
Professional services	126	134	264	243
Occupancy expense	14	14	27	27
Other administrative expense	90	85	174	187
Total administrative expenses	453	444	921	876
REO operations (income) expense	(50)	(110)	9	(104)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	187	123	365	216
Other expenses(1)	90	41	156	134
Total non-interest expense	$680	$498	$1,451	$1,122

(1)	Includes HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses.
Administrative Expenses
Our administrative expenses increased during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to increases in salaries and employee benefits expense and professional services expense. The increase in salaries and employee benefits expense was mainly due to expenses associated with our retirement plans. Professional services expense increased primarily due to expenses associated with FHFA-led lawsuits regarding our investments in certain residential non-agency mortgage-related securities.
REO Operations (Income) Expense
The table below presents the components of our REO operations (income) expense.
Table 9 — REO Operations (Income) Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
REO operations (income) expense:
Single-family:
REO property expenses(1)	$228	$238	$477	$483
Disposition (gains) losses, net(2)	(152)	(236)	(281)	(395)
Change in holding period allowance, dispositions	(13)	(13)	(31)	(24)
Change in holding period allowance, inventory(3)	(26)	(6)	(1)	17
Recoveries(4)	(85)	(92)	(153)	(182)
Total single-family REO operations (income) expense	(48)	(109)	11	(101)
Multifamily REO operations (income) expense	(2)	(1)	(2)	(3)
Total REO operations (income) expense	$(50)	$(110)	$9	$(104)

(1)	Consists of costs incurred to maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.

(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.

(3)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.

(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.
REO operations (income) expense was $(50) million in the second quarter of 2014, compared to $(110) million in the second quarter of 2013 and was $9 million in the first half of 2014 compared to $(104) million in the first half of 2013. These changes were primarily due to lower gains on the disposition of REO properties. For more information on our REO activity, see “Segment Earnings — Segment Earnings — Results — Single-Family Guarantee,” “CONSOLIDATED BALANCE SHEETS ANALYSIS — REO, Net,” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — REO Assets.”

19	Freddie Mac

Temporary Payroll Tax Cut Continuation Act of 2011 Expense
Pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, we increased the guarantee fee on single-family residential mortgages sold to us by 10 basis points in April 2012. We pay these fees to Treasury on a quarterly basis and refer to this fee increase as the legislated 10 basis point increase in guarantee fees.
Expenses related to the legislated 10 basis point increase in guarantee fees were $187 million and $123 million during the three months ended June 30, 2014 and 2013, respectively, and $365 million and $216 million during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, loans with an aggregate UPB of $767.6 billion were subject to these fees, and the cumulative total of the amounts paid and due to Treasury for these fees was $1.0 billion. We expect these fees will continue to increase in the future as we add new business and thus the UPB of loans subject to these fees will continue to increase.
Income Tax (Expense) Benefit
We reported an income tax (expense) benefit of $(673) million and $41 million for the three months ended June 30, 2014 and 2013, respectively, and $(2.4) billion and $76 million in the six months ended June 30, 2014 and 2013, respectively. The change to income tax expense in the 2014 periods from income tax benefit in the 2013 periods results from the release of the valuation allowance in the second half of 2013. For 2014, we expect that our effective tax rate will be marginally below the corporate statutory rate, which is currently 35%. See “NOTE 12: INCOME TAXES” for additional information.
Comprehensive Income
Our comprehensive income was $1.9 billion and $6.4 billion for the three and six months ended June 30, 2014, respectively, consisting of: (a) $1.4 billion and $5.4 billion of net income, respectively; and (b) $528 million and $1.0 billion of other comprehensive income, respectively. The other comprehensive income in these periods primarily related to fair value gains on our available-for-sale securities resulting from a decline in longer-term interest rates coupled with the impact of spread tightening on our non-agency mortgage-related securities and the movement of these securities with unrealized losses towards maturity.
Our comprehensive income was $4.4 billion and $11.3 billion for the three and six months ended June 30, 2013, respectively, consisting of: (a) $5.0 billion and $9.6 billion of net income, respectively; and (b) $(631) million and $1.8 billion of other comprehensive income (loss), respectively. The other comprehensive loss during the three months ended June 30, 2013 was primarily due to the impact of an increase in interest rates on our available-for-sale securities, while the other comprehensive income during the six months ended June 30, 2013 was primarily due to gains on our non-agency mortgage-related securities due to spread tightening.
Other comprehensive income (loss) in all periods also reflects the reversals of: (a) unrealized losses due to the recognition of other-than-temporary impairments in earnings; and (b) unrealized gains and losses related to available-for-sale securities sold during the respective period. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity” for additional information regarding total other comprehensive income.
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

20	Freddie Mac

Segment Earnings may differ from similar measures used by other companies. However, we believe that Segment Earnings provides us with meaningful metrics to assess the financial performance of each segment and our company as a whole.
In the first quarter of 2014, we revised our inter-segment allocations between the Multifamily and the Investments segments for the Multifamily segment's investment securities and held-for-sale loans. With this change, the Multifamily segment reflects the entire change in fair value of these assets in its financial results and the Investments segment transfers the change in fair value of the derivatives associated with the Multifamily segment's investments securities and held-for-sale loans to the Multifamily segment. The purpose of this change is to better reflect the operations of the Multifamily segment on a stand-alone basis. Prior period results have been revised to conform with the current period presentation.
See “BUSINESS — Our Business Segments” in our 2013 Annual Report for further information regarding our segments, including the descriptions and activities of our segments, and “NOTE 13: SEGMENT REPORTING” in this Form 10-Q and our 2013 Annual Report for further information regarding the reclassifications and allocations used to present Segment Earnings.
The table below provides information about our various segment mortgage and credit risk portfolios at June 30, 2014 and December 31, 2013. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”

21	Freddie Mac

Table 10 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios(1)

	June 30, 2014	December 31, 2013
	(in millions)
Segment mortgage portfolios:
Single-family Guarantee — Managed loan portfolio:(2)
Single-family unsecuritized seriously delinquent mortgage loans	$32,443	$37,726
Single-family Freddie Mac mortgage-related securities held by us	153,133	165,247
Single-family Freddie Mac mortgage-related securities held by third parties	1,376,929	1,361,972
Single-family other guarantee commitments(3)	19,682	19,872
Total Single-family Guarantee — Managed loan portfolio	1,582,187	1,584,817
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(4)	84,081	84,411
Freddie Mac mortgage-related securities	153,133	165,247
Non-agency mortgage-related securities	54,622	64,524
Non-Freddie Mac agency mortgage-related securities	15,562	16,889
Total Investments — Mortgage investments portfolio	307,398	331,071
Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage-related securities held by us	2,029	2,787
Multifamily Freddie Mac mortgage-related securities held by third parties	69,697	62,505
Multifamily other guarantee commitments(3)	9,131	9,288
Total Multifamily — Guarantee portfolio	80,857	74,580
Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	27,478	33,056
Multifamily unsecuritized loan portfolio	52,561	59,171
Total Multifamily — Mortgage investments portfolio	80,039	92,227
Total Multifamily portfolio	160,896	166,807
Less: Freddie Mac single-family and certain multifamily securities(5)	(155,162)	(168,034)
Total mortgage portfolio	$1,895,319	$1,914,661
Credit risk portfolios:(6)
Single-family credit guarantee portfolio:(2)
Single-family mortgage loans, on-balance sheet	$1,627,898	$1,630,859
Non-consolidated Freddie Mac mortgage-related securities	6,601	6,961
Other guarantee commitments(3)	19,682	19,872
Less: HFA initiative-related guarantees(7)	(3,612)	(4,051)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates(7)	(485)	(541)
Total single-family credit guarantee portfolio	$1,650,084	$1,653,100
Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet(8)	$53,003	$59,615
Non-consolidated Freddie Mac mortgage-related securities	71,285	64,848
Other guarantee commitments(3)	9,131	9,288
Less: HFA initiative-related guarantees(7)	(830)	(905)
Total multifamily mortgage portfolio	$132,589	$132,846

(1)	Amounts represent UPB.

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

(3)	Represents the UPB of mortgage-related assets held by third parties for which we provide our guarantee without our securitization of the related assets.

(4)
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

(6)	Represents the UPB of loans for which we present characteristics, delinquency data, and certain other statistics in this report. See “GLOSSARY” for further description.

22	Freddie Mac

(7)
We exclude HFA initiative-related guarantees and our resecuritizations of Ginnie Mae certificates from our credit risk portfolios and most related statistics because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.

(8)	Includes both unsecuritized multifamily mortgage loans and multifamily mortgage loans in consolidated trusts.
Segment Earnings — Results
Single-Family Guarantee
The table below presents the Segment Earnings of our Single-family Guarantee segment.
Table 11 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
Segment Earnings:
Net interest income (expense)(2)	$(79)	$3	$(46)	$97
Benefit for credit losses	398	345	76	589
Non-interest income:
Management and guarantee income	1,252	1,298	2,423	2,541
Other non-interest income (loss)	(172)	208	28	449
Total non-interest income	1,080	1,506	2,451	2,990
Non-interest expense:
Administrative expenses	(275)	(252)	(553)	(493)
REO operations income (expense)	48	109	(11)	101
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(187)	(123)	(365)	(216)
Other non-interest expense	(80)	(33)	(119)	(94)
Total non-interest expense	(494)	(299)	(1,048)	(702)
Segment adjustments(3)	(76)	(214)	(158)	(442)
Segment Earnings before income tax expense	829	1,341	1,275	2,532
Income tax expense	(261)	—	(394)	(5)
Segment Earnings, net of taxes	568	1,341	881	2,527
Total other comprehensive income, net of taxes	—	1	—	12
Total comprehensive income	$568	$1,342	$881	$2,539
Key metrics:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,651	$1,642	$1,652	$1,639
Issuance — Single-family credit guarantees(4)	$58	$133	$111	$269
Fixed-rate products — Percentage of purchases(5)	93%	96%	94%	97%
Liquidation rate — Single-family credit guarantees (annualized)(6)	14%	32%	14%	34%
Average Management and Guarantee Rate (in bps, annualized)(7)
Segment Earnings management and guarantee income(8)	30.4	31.6	29.3	31.0
Guarantee fee charged on new acquisitions(9)	57.7	50.7	57.0	49.9
Credit:
Serious delinquency rate, at end of period	2.07%	2.79%	2.07%	2.79%
REO inventory, at end of period (number of properties)	36,134	44,623	36,134	44,623
Single-family credit losses, in bps (annualized)(10)	20.4	42.4	21.7	46.1
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(11)	$9,851	$9,906	$9,851	$9,906
30-year fixed mortgage rate(12)	4.1%	4.5%	4.1%	4.5%

(1)
For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”

(2)	The first half of 2014 includes interest expense associated with our STACR debt notes that we began issuing in July 2013.

(3)	For a description of our segment adjustments, see “NOTE 13: SEGMENT REPORTING — Segment Earnings” in our 2013 Annual Report.

(4)	Represents the UPB of loans underlying Freddie Mac mortgage-related securities and other guarantee commitments.

(5)	Excludes Other Guarantee Transactions.

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

23	Freddie Mac

(9)
Represents the estimated average rate of management and guarantee fees for new acquisitions during the period assuming amortization of delivery fees using the estimated life of the related loans rather than the original contractual maturity date of the related loans.

(10)
Calculated as the amount of single-family credit losses divided by the sum of the average carrying value of our single-family credit guarantee portfolio and the average balance of our single-family HFA initiative-related guarantees.

(11)	Source: Federal Reserve Financial Accounts of the United States of America dated June 5, 2014. The outstanding amount for June 30, 2014 reflects the balance as of March 31, 2014.

(12)
Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Segment Earnings for our Single-family Guarantee segment declined to $0.6 billion and $0.9 billion in the three and six months ended June 30, 2014, respectively, from $1.3 billion and $2.5 billion in the three and six months ended June 30, 2013, respectively. The declines in the 2014 periods were primarily due to: (a) lower non-interest income; (b) increased income tax expense; and (c) lower REO operations income. In addition, we recognized lower benefits for credit losses in the first half of 2014 compared to the first half of 2013.
Segment Earnings for the Single-family Guarantee segment is largely driven by management and guarantee fee income and the (provision) benefit for credit losses. The table below provides summary information about the composition of Segment Earnings for this segment, by guarantee and loan origination years, for the six months ended June 30, 2014 and 2013.

24	Freddie Mac

Table 12 — Segment Earnings Composition — Single-Family Guarantee Segment

	Six Months Ended June 30, 2014
	Segment Earnings Management and Guarantee Income(1)		Credit-Related (Expense) Benefit (2)(3)
	Amount	Average Rate(4)	Amount	Average Rate(4)	Net Amount(5)
	(dollars in millions, rates in bps)
Year of origination:(5)
2014	$94	44.4	$(2)	(1.8)	$92
2013	622	40.6	(15)	(1.1)	607
2012	363	30.2	(6)	(0.4)	357
2011	139	24.4	(3)	(0.4)	136
2010	125	24.5	(5)	(0.8)	120
2009	112	19.9	3	0.5	115
Subtotal - New single-family book	1,455	31.7	(28)	(0.6)	1,427
HARP and other relief refinance loans(6)	576	33.7	(146)	(8.3)	430
2005-2008 Legacy single-family book	273	20.5	149	11.9	422
Pre-2005 Legacy single-family book	119	18.9	90	12.5	209
Total	$2,423	29.3	$65	0.8	$2,488

Administrative expenses					(553)
Net interest income					(46)
Other non-interest income (expenses), net					(1,008)
Segment Earnings, net of taxes					$881

	Six Months Ended June 30, 2013
	Segment Earnings Management and Guarantee Income(1)		Credit-Related (Expense) Benefit (2)(3)
	Amount	Average Rate(4)	Amount	Average Rate(4)	Net Amount(5)
	(dollars in millions, rates in bps)
Year of origination:(5)
2013	$146	30.5	$(3)	(0.6)	$143
2012	461	34.3	(5)	(0.3)	456
2011	285	40.1	(1)	(0.2)	284
2010	258	38.8	11	1.6	269
2009	258	33.6	21	2.9	279
Subtotal - New single-family book	1,408	35.5	23	0.6	1,431
HARP and other relief refinance loans(6)	501	32.6	(224)	13.7	277
2005-2008 Legacy single-family book	436	23.9	692	42.3	1,128
Pre-2005 Legacy single-family book	196	22.6	199	21.3	395
Total	$2,541	31.0	$690	8.3	$3,231

Administrative expenses					(493)
Net interest income					97
Other non-interest income (expenses), net					(308)
Segment Earnings, net of taxes					$2,527

(1)
For the entire single-family credit guarantee portfolio, consists of: (a) the contractual management and guarantee fee; and (b) amortization of delivery and other upfront fees (using the original contractual maturity date of the related loans) of $0.9 billion and $1.3 billion for the six months ended June 30, 2014 and 2013, respectively. Prior period information has been revised to conform with the current period presentation. See endnote (6) for further information.

(2)
Consists of the aggregate of the Segment Earnings (provision) benefit for credit losses and Segment Earnings REO operations (expense) income. Historical rates of average credit-related (expense) benefit may not be representative of future results. Prior period information has been revised to conform with the current period presentation. See endnote (6) for further information.

(3)
Includes our settlement agreements with certain sellers for release of certain repurchase obligations primarily associated with loans in our Legacy single-family books in exchange for one-time cash payments.

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

25	Freddie Mac

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

We continue to maintain a consistent market presence by providing lenders with a constant source of liquidity for conforming mortgage products. Issuances of our guarantees were $58 billion and $111 billion in the three and six months ended June 30, 2014, respectively, compared to $133 billion and $269 billion in the three and six months ended June 30, 2013, respectively. During the first half of 2014, refinancings comprised approximately 48% of our single-family purchase and issuance volume, compared with 81% in the first half of 2013. Origination volumes in the U.S. residential mortgage market declined significantly during the first half of 2014, as compared to the first half of 2013, driven by a significant decline in the volume of refinance mortgages. We attribute this decline to higher average mortgage interest rates in the first half of 2014 compared to the first half of 2013. In addition, many borrowers have already refinanced their loans in recent periods at relatively low interest rates, and thus may be less likely to do so in the future.
The UPB of the single-family credit guarantee portfolio was $1.7 trillion at both June 30, 2014 and December 31, 2013. We expect the UPB of our single-family credit guarantee portfolio will be relatively unchanged at the end of 2014 compared to the end of 2013. Our purchase activity in the first half of 2014 declined to $107.6 billion in UPB compared to $261.7 billion in UPB during the first half of 2013. The annualized liquidation rate on our single-family credit guarantees also declined to approximately 14% in the first half of 2014 compared to 34% in the first half of 2013. We expect the reduced purchase volume to continue in the second half of 2014. However, the expected decline in purchase volume is expected to be offset by a decline in prepayments resulting from higher mortgage interest rates.
We refer to single-family loans we acquired beginning in 2009, excluding HARP and other relief refinance mortgages, as our New single-family book. We do not include HARP and other relief refinance mortgages in our New single-family book, since underwriting procedures for these mortgages are limited, and, in many cases, do not include all of the changes in underwriting standards we have implemented since 2008. As a result, relief refinance mortgages generally reflect many of the credit risk attributes of the original loans (many of which were originated between 2005 and 2008).
Our New single-family book continues to represent an increasing share of our overall single-family credit guarantee portfolio and comprised 56% of this portfolio as of June 30, 2014. The New single-family book has low delinquency rates and credit losses compared to our 2005-2008 Legacy single-family book. The serious delinquency rate for the New single-family book was 0.23% as of June 30, 2014 and its credit losses were $51 million in the first half of 2014, representing 3% of our total credit losses. As of June 30, 2014, loans originated after 2008 have, on a cumulative basis, provided management and guarantee income that has exceeded the credit-related and administrative expenses associated with these loans. We expect these loans to continue to be profitable for us over the long term, in aggregate. For more information on the composition of our single-family credit guarantee portfolio, see "Table 28 — Single-Family Credit Guarantee Portfolio Data by Year of Origination."
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
Segment Earnings management and guarantee income was $1.3 billion and $2.4 billion in the three and six months ended June 30, 2014, respectively, compared to $1.3 billion and $2.5 billion in the three and six months ended June 30, 2013, respectively. The slight decline in the first half of 2014 compared to the first half of 2013 was primarily due to decreased amortization of delivery fees resulting from a higher interest rate environment and lower refinancing activity in 2014.
The average management and guarantee fee we charged for new acquisitions in the first half of 2014 was 57.0 basis points, compared to 49.9 basis points in the first half of 2013. The higher average contractual guarantee fees charged on new acquisitions in the first half of 2014 was primarily due to a change in the characteristics of the mortgages we purchased in the first half of 2014, including loans with higher LTV ratios and borrowers with lower average credit scores, than in the first half of 2013. The guarantee fee we charge on new acquisitions generally consists of a combination of delivery fees as well as a base monthly fee. The average guarantee fee charged on new acquisitions is higher than the average Segment Earnings management and guarantee income rate because it represents our expected guarantee fee rate based on the estimated life of the related loans using certain assumptions for prepayments and other liquidations, whereas the Segment Earnings rate is based on the contractual life of the guarantee. We seek to issue guarantees with fee terms that we believe are commensurate with the risks assumed and that will, over the long-term: (a) provide management and guarantee fee income that, in aggregate, exceeds our anticipated credit-related and administrative expenses on the single-family credit guarantee portfolio; and (b) provide a return on the capital that would be needed to support the related credit risk.

26	Freddie Mac

Our Segment Earnings management and guarantee fee income is influenced by our PC price performance because we adjust our fees based on the relative price performance of our PCs compared to comparable Fannie Mae securities. A decline in security performance could negatively impact our segment financial results. See “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for K Certificates” in our 2013 Annual Report for additional information.
The 2014 Conservatorship Scorecard includes a goal for us to complete credit risk transfer transactions for $90 billion in UPB using at least one transaction type in addition to STACR debt note transactions. We executed four transactions during the first half of 2014 that shift a portion of the mezzanine credit loss position on certain groups of loans in our New single-family book from us to private investors. The transactions completed in the first half of 2014 consisted of: (a) two STACR debt note transactions; and (b) two ACIS transactions using third-party insurance. We will continue to seek to expand and refine our offerings of credit risk transfer transactions in the future. For more information, see "BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Credit Enhancements" in our 2013 Annual Report and "RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Credit Enhancements."
Segment Earnings other non-interest income (loss) was $(172) million and $28 million in the three and six months ended June 30, 2014, respectively, compared to $208 million and $449 million in the three and six months ended June 30, 2013, respectively. The decline in the 2014 periods was primarily due to: (a) losses on single-family loans that were reclassified from held-for-investment to held-for-sale during the second quarter of 2014 (in connection with the pilot transaction discussed below) as these loans are adjusted to the lower-of-cost-or-fair-value at the time of transfer; and (b) fair value losses on STACR debt notes due to an increase in market prices for these notes, which we have elected to carry at fair value. Partially offsetting these losses was increased income from the accrual of compensatory fees in the first half of 2014 related to servicers that failed to meet our loan foreclosure timelines.
Segment Earnings benefit for credit losses for the Single-family Guarantee segment was $398 million and $76 million in the three and six months ended June 30, 2014, respectively, compared to $345 million and $589 million in the three and six months ended June 30, 2013, respectively. Our benefit for credit losses in the six months ended June 30, 2014 includes benefits from: (a) settlement agreements with certain sellers; (b) an increase in expected recoveries from one of our mortgage insurers; (c) the reduction of loan loss reserves associated with certain seriously delinquent single-family mortgage loans reclassified from held-for-investment to held-for-sale; and (d) moderate home price growth. The benefit for credit losses in the first half of 2013 reflects a more significant increase in home prices that was partially offset by incurred losses associated with newly delinquent loans. Assuming that all other factors remain the same, an increase in home prices may reduce the likelihood that loans will default and may also reduce the amount of credit losses on the loans that do default. We do not expect future settlement agreements, if any, with seller/servicers to have a significant effect on our financial results. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for further information on recent developments concerning our mortgage insurance counterparties. Although we recognized a benefit for credit losses in the segment in the first six months of 2014, we recognized a provision for credit losses associated with HARP and other relief refinance loans since these loans have begun to experience incurred losses in the normal course of time and did not benefit as much as our Legacy single-family books did from the increase in home prices during the period.
The serious delinquency rate on our single-family credit guarantee portfolio was 2.07% and 2.39% at June 30, 2014 and December 31, 2013, respectively. In the first half of 2014, our serious delinquency rate continued the decline that began in 2010, primarily due to lower volumes of single-family loans becoming seriously delinquent and continued loss mitigation and foreclosure activities for loans in the Legacy single-family books. In April 2014, we received FHFA's approval for a pilot transaction to sell certain seriously delinquent unsecuritized single-family loans held on our consolidated balance sheet. As discussed above, we transferred certain of these loans to held-for-sale classification in the second quarter of 2014. We expect to complete the sale of substantially all of these loans in the third quarter of 2014, which would further reduce our serious delinquency rate.
Charge-offs, net of recoveries, associated with single-family loans were $1.8 billion and $3.9 billion in the first half of 2014 and 2013, respectively. Our recoveries in both the first half of 2014 and 2013 included approximately $0.4 billion related to repurchase requests from our seller/servicers (including amounts related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments). Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio and HFA initiative-related guarantees were 21.7 basis points and 46.1 basis points for the first half of 2014 and 2013, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, serious delinquency rates, charge-offs, REO assets and non-accrual loans.
REO operations income (expense) for the Single-family Guarantee segment was $48 million and $109 million in the second quarter of 2014 and 2013, respectively, and $(11) million and $101 million in the first half of 2014 and 2013, respectively. These changes were primarily due to lower gains on the disposition of REO properties.

27	Freddie Mac

Our single-family REO inventory (measured in number of properties) declined 24% from December 31, 2013 to June 30, 2014, primarily due to property dispositions exceeding acquisitions. Our REO acquisition activity has declined in recent periods as a result of our loss mitigation efforts and a declining amount of seriously delinquent loans. Although there was an improvement in REO disposition severity during the first half of 2014, the REO disposition severity ratios on sales of our REO inventory remain high as compared to periods before 2008. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — REO Assets” for additional information about our REO activity.
Expenses related to the legislated 10 basis point increase in guarantee fees were $365 million and $216 million during the first six months of 2014 and 2013, respectively, and we recognized a similar amount of associated management and guarantee income in each period. As of June 30, 2014, loans with an aggregate UPB of $767.6 billion were subject to these fees, and the cumulative total of the amounts paid and due to Treasury was $1.0 billion.
Segment Earnings income tax expense for the Single-family Guarantee segment was $394 million and $5 million for the six months ended June 30, 2014 and 2013, respectively. The increased income tax expense in 2014 results from the release of the valuation allowance in the second half of 2013.
Investments
The table below presents the Segment Earnings of our Investments segment.
Table 13 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
Segment Earnings:
Net interest income	$726	$839	$1,562	$1,869
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	83	49	(132)	57
Derivative gains (losses)	(1,124)	1,052	(2,612)	1,611
Gains (losses) on trading securities	14	(651)	(41)	(1,029)
Other non-interest income	773	954	6,410	1,711
Total non-interest income (loss)	(254)	1,404	3,625	2,350
Non-interest expense:
Administrative expenses	(111)	(132)	(235)	(244)
Other non-interest expense	(2)	(1)	(6)	(1)
Total non-interest expense	(113)	(133)	(241)	(245)
Segment adjustments(2)	149	296	300	585
Segment Earnings before income tax (expense) benefit	508	2,406	5,246	4,559
Income tax (expense) benefit	(190)	323	(1,626)	590
Segment Earnings, net of taxes	318	2,729	3,620	5,149
Total other comprehensive income, net of taxes	595	158	1,074	2,532
Comprehensive income	$913	$2,887	$4,694	$7,681
Key metrics:
Portfolio balances:
Average balances of interest-earning assets:(3)
Mortgage-related securities(4)	$234,894	$276,553	$241,561	$281,274
Non-mortgage-related investments(5)	56,006	94,781	64,018	90,560
Single-family unsecuritized loans(6)	83,086	90,057	83,428	90,723
Total average balances of interest-earning assets	$373,986	$461,391	$389,007	$462,557
Return:
Net interest yield — Segment Earnings basis (annualized)	0.78%	0.73%	0.80%	0.81%

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

(2)	For a description of our segment adjustments, see “NOTE 13: SEGMENT REPORTING — Segment Earnings” in our 2013 Annual Report.

(3)	We calculate average balances based on amortized cost.

(4)	Includes our investments in single-family PCs and certain Other Guarantee Transactions, which are consolidated under GAAP on our consolidated balance sheets.

(5)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.

(6)	Excludes unsecuritized seriously delinquent single-family mortgage loans.

28	Freddie Mac

Segment Earnings for our Investments segment decreased by $2.4 billion and $1.5 billion to $318 million and $3.6 billion in the three and six months ended June 30, 2014, respectively, compared to $2.7 billion and $5.1 billion in the three and six months ended June 30, 2013, respectively. These decreases were primarily due to derivative losses recorded during the three and six months ended June 30, 2014 compared to derivative gains recorded during the three and six months ended June 30, 2013, and were partially offset by increases in other non-interest income from settlements associated with our investments in certain non-agency mortgage-related securities and improvements in gains (losses) on trading securities during the three and six months ended June 30, 2014.
Comprehensive income for our Investments segment decreased by $2.0 billion and $3.0 billion to $913 million and $4.7 billion in the three and six months ended June 30, 2014, respectively, compared to $2.9 billion and $7.7 billion in the three and six months ended June 30, 2013, respectively, primarily due to lower Segment Earnings and, during the six months ended June 30, 2014, lower other comprehensive income.
Our Investments segment’s other comprehensive income was $595 million and $1.1 billion during the three and six months ended June 30, 2014, respectively, compared to $158 million and $2.5 billion during the three and six months ended June 30, 2013, respectively. The increase in other comprehensive income during the three months ended June 30, 2014 was primarily due to fair value gains on our available-for-sale mortgage-related securities as interest rates declined. The decrease in other comprehensive income during the six months ended June 30, 2014 was primarily due to lower fair value gains on our non-agency mortgage-related securities as spreads tightened less during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Other comprehensive income in all periods also reflects the reversals of: (a) unrealized losses due to the recognition of other-than-temporary impairments in earnings; and (b) unrealized gains and losses related to available-for-sale securities sold during the respective period.
During the three and six months ended June 30, 2014, the UPB of the Investments segment mortgage investments portfolio decreased at an annualized rate of 7% and 14%, respectively. We held $168.7 billion and $182.1 billion of agency securities, $54.6 billion and $64.5 billion of non-agency mortgage-related securities, and $84.1 billion and $84.4 billion of single-family unsecuritized mortgage loans at June 30, 2014 and December 31, 2013, respectively. The decline in UPB of agency securities is due mainly to liquidations, net sales of PCs, and net sales related to our structuring activity, where we generally sell a portion of the newly structured asset. The decline in UPB of non-agency mortgage-related securities is due mainly to the receipt of principal repayments from both the recoveries from liquidated loans and voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities, and sales. The decline in the UPB of single-family unsecuritized mortgage loans is primarily related to prepayments of mortgage loans held and the securitization of mortgage loans that we had purchased for cash, and includes the securitization of reperforming loans and modified loans, partially offset by the addition of newly performing loans from the Single-family Guarantee segment. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” and “— Mortgage Loans” for additional information regarding our mortgage-related securities and mortgage loans.
Segment Earnings net interest income decreased by $113 million and $307 million during the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. The primary driver of these decreases was the negative impact of the reduction in the balance of mortgage-related assets due to continued liquidations.
Segment Earnings non-interest income (loss) was $(254) million and $3.6 billion in the three and six months ended June 30, 2014, respectively, compared to $1.4 billion and $2.4 billion in the three and six months ended June 30, 2013, respectively. The decline during the three months ended June 30, 2014 was primarily due to derivative losses recorded during the three months ended June 30, 2014 compared to derivative gains recorded during the three months ended June 30, 2013. The improvement during the six months ended June 30, 2014 was primarily due to settlements associated with our investments in certain non-agency mortgage-related securities, partially offset by derivative losses recorded during the six months ended June 30, 2014 compared to derivative gains recorded during the six months ended June 30, 2013.
We recorded derivative gains (losses) for this segment of $(1.1) billion and $(2.6) billion during the three and six months ended June 30, 2014, respectively, compared to $1.1 billion and $1.6 billion during the three and six months ended June 30, 2013, respectively. The losses were primarily due to a decrease in longer-term interest rates during the three and six months ended June 30, 2014 compared to an increase in longer-term interest rates during the three and six months ended June 30, 2013. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.
Net impairment of available-for-sale securities recognized in earnings in our Investments segment was a benefit of $83 million compared to $49 million during the three months ended June 30, 2014 and 2013, respectively, as accretion on previously impaired securities increased. Net impairment of available-for-sale securities recognized in earnings was an expense of $132 million compared to a benefit of $57 million during the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, these impairments were primarily driven by an increase in the population of available-for-sale securities in an unrealized loss position where we had the intent to sell. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” as well as “NOTE 7: INVESTMENTS IN SECURITIES” and "NOTE 15:

29	Freddie Mac

CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers" for additional information.
We recorded gains (losses) on trading securities of $14 million and $(41) million during the three and six months ended June 30, 2014, respectively, compared to $(651) million and $(1.0) billion during the three and six months ended June 30, 2013, respectively. The gains on trading securities during the three months ended June 30, 2014 were primarily due to a decline in longer-term interest rates during the period, which more than offset the impact of the movement of these securities with unrealized gains towards maturity. The losses on trading securities during the six months ended June 30, 2014 and the three and six months ended June 30, 2013 were primarily due to the movement of securities with unrealized gains towards maturity, partially offset during the six months ended June 30, 2014 by the effect of the decline in longer-term interest rates.
We recorded other non-interest income for this segment of $773 million and $6.4 billion during the three and six months ended June 30, 2014, respectively, compared to $954 million and $1.7 billion during the three and six months ended June 30, 2013, respectively. The decrease in other non-interest income during the three months ended June 30, 2014 was primarily due to a decrease in the amortization income on debt securities of consolidated trusts driven by a lower volume of prepayments. The increase in other non-interest income during the six months ended June 30, 2014 primarily resulted from settlements associated with our investments in certain non-agency mortgage-related securities and increased gains on sales of available-for-sale securities resulting from sales primarily related to our structuring activity, partially offset by a decrease in amortization income on debt securities of consolidated trusts driven by a lower volume of prepayments. For information on the settlement agreements, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
For a discussion of items that have affected our Investments segment net interest income over time, and can be expected to continue to do so, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” in our 2013 Annual Report.

30	Freddie Mac

Multifamily
The table below presents the Segment Earnings of our Multifamily segment.
Table 14 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
Segment Earnings:
Net interest income	$250	$320	$465	$623
Benefit for credit losses	23	105	42	139
Non-interest income:
Management and guarantee income	63	49	121	95
Net impairment of available-for-sale securities recognized in earnings	—	—	—	(11)
Gains (losses) on mortgage loans	156	(563)	410	(554)
Derivative gains	112	1,335	197	2,165
Other non-interest income	167	20	206	120
Total non-interest income	498	841	934	1,815
Non-interest expense:
Administrative expenses	(67)	(60)	(133)	(139)
REO operations income	2	1	2	3
Other non-interest expense	(8)	(7)	(13)	(12)
Total non-interest expense	(73)	(66)	(144)	(148)
Segment Earnings before income tax expense	698	1,200	1,297	2,429
Income tax expense	(222)	(282)	(403)	(508)
Segment Earnings, net of taxes	476	918	894	1,921
Total other comprehensive loss, net of taxes	(67)	(790)	(67)	(785)
Total comprehensive income	$409	$128	$827	$1,136
Key metrics:
Balances and Volume:
Average balance of Multifamily unsecuritized loan portfolio	$54,416	$73,131	$56,266	$74,634
Average balance of Multifamily guarantee portfolio	$79,828	$60,560	$78,176	$57,573
Average balance of Multifamily investment securities portfolio	$28,892	$48,424	$30,938	$49,532
Multifamily new business activity	$4,109	$7,490	$7,115	$13,534
Multifamily units financed from new business activity	63,041	98,330	114,406	185,000
Multifamily K Certificate transactions — guaranteed portion	$3,907	$7,391	$7,178	$12,161
Multifamily K Certificate transactions — unguaranteed portion(2)	$613	$1,404	$1,223	$2,192
Yield and Rate:
Net interest yield — Segment Earnings basis (annualized)	1.19%	1.04%	1.05%	1.00%
Average Management and guarantee fee rate, in bps (annualized):(3)
K Certificate guarantees	20.9	19.7	20.5	19.5
All other guarantees	76.8	74.6	76.2	74.3
Total	30.7	32.3	30.6	32.8
Credit:
Delinquency rate:
Credit-enhanced loans, at period end	0.02%	0.15%	0.02%	0.15%
Non-credit-enhanced loans, at period end	0.02%	0.04%	0.02%	0.04%
Total delinquency rate, at period end	0.02%	0.09%	0.02%	0.09%
Allowance for loan losses and reserve for guarantee losses, at period end	$107	$236	$107	$236
Credit losses, in bps (annualized)(4)	—	1.2	—	2.8
REO inventory, at net carrying value	$16	$54	$16	$54
REO inventory, at period end (number of properties)	1	5	1	5

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

(2)	Represents subordinated securities (i.e., CMBS), which are not issued or guaranteed by us.

31	Freddie Mac

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

Segment Earnings for our Multifamily segment were $476 million and $894 million in the three and six months ended June 30, 2014, respectively, compared to $918 million and $1.9 billion in the three and six months ended June 30, 2013, respectively. The decline in the first half of 2014 compared to the first half of 2013 was primarily due to: (a) lower gains on derivatives, which are used to economically hedge investment securities; and (b) lower net interest income; partially offset by (c) gains on mortgage loans.
Comprehensive income for our Multifamily segment was $409 million and $827 million for the three and six months ended June 30, 2014, respectively, consisting of: (a) Segment Earnings of $476 million and $894 million, respectively; and (b) $67 million of total other comprehensive loss for both periods. Total other comprehensive loss recognized in the 2014 periods for our Multifamily segment was primarily related to the realization of fair value gains that were previously deferred in AOCI associated with certain available-for-sale securities that were sold during the first half of 2014.
The 2014 Conservatorship Scorecard provides for us to maintain the dollar volume of new multifamily business activity for 2014 at or below the 2013 cap of $25.9 billion, excluding affordable housing loans, loans for smaller multifamily properties, and loans for manufactured housing rental communities. Additionally, the 2014 Conservatorship Scorecard set a goal for us to assess the economics and feasibility of adopting additional types of risk transfer structures and of increasing the amount of risk transferred in current risk transfer structures (i.e., K Certificate transactions). For this purpose, risk is broadly defined to include, but is not limited to, credit, counterparty or aggregation risk.
In the first half of 2014, we continued to provide liquidity to the multifamily market and support affordable rental housing by acquiring and securitizing multifamily mortgages. Our multifamily new business activity declined to $7.1 billion in the first half of 2014 compared to $13.5 billion for the first half of 2013 primarily as a result of increased competition from other market participants, particularly banking institutions. We expect that our new multifamily business activity for the full-year of 2014 will be below the cap specified by the 2014 Conservatorship Scorecard of $25.9 billion in UPB.
We sold $4.5 billion and $8.4 billion in UPB of multifamily loans in the three and six months ended June 30, 2014, respectively, primarily through K Certificate transactions, compared to $8.8 billion and $14.4 billion in the three and six months ended June 30, 2013, respectively. Our K Certificate activity declined in the first half of 2014 largely because our loan purchases have been adversely affected by increased competition, particularly from banking institutions. The UPB of the total multifamily portfolio declined to $160.9 billion as of June 30, 2014 from $166.8 billion as of December 31, 2013 primarily due to declines in our multifamily mortgage investments portfolio. This decline was partially offset by an increase in our multifamily guarantee portfolio resulting from our issuance of K Certificates.
Segment Earnings net interest income was $250 million and $320 million in the three months ended June 30, 2014 and 2013, respectively, and was $465 million and $623 million in the six months ended June 30, 2014 and 2013, respectively. The declines in the 2014 periods were primarily due to lower average balances of the multifamily loan and investment securities portfolios compared to the 2013 periods.
Segment Earnings non-interest income was $498 million and $841 million in the three months ended June 30, 2014 and 2013, respectively, and was $934 million and $1.8 billion in the six months ended June 30, 2014 and 2013, respectively. These declines were primarily due to lower gains on derivatives used to hedge investment securities resulting from a decline in longer-term interest rates in the 2014 periods compared to an increase in longer-term interest rates in the 2013 periods. Derivative gains (losses) for the Multifamily segment are offset by fair value changes of the corresponding assets that the derivatives economically hedge. The fair value changes of these hedged assets are included in gains on mortgage loans, other non-interest income and total other comprehensive income. As a result, there is no net impact on total comprehensive income for the Multifamily segment from interest rate-related derivatives. Segment Earnings non-interest income also declined in the 2014 periods due to lower gains on sale of available-for-sale CMBS securities compared to the same periods in 2013.
Segment Earnings management and guarantee income was $63 million and $49 million in the three months ended June 30, 2014 and 2013, respectively, and was $121 million and $95 million in the six months ended June 30, 2014 and 2013, respectively. The increase in the 2014 periods was primarily due to the higher average balance of the multifamily guarantee portfolio, which was primarily due to ongoing issuances of K Certificates. However, the average total management and guarantee fee rate on our multifamily guarantee portfolio declined to 30.6 basis points in the first half of 2014, compared to 32.8 basis points in the first half of 2013. The decline in the first half of 2014 primarily reflects the increasing balance of guaranteed K Certificates during recent periods. Our guarantees of K Certificates have lower fees than our other multifamily guarantee activities as a result of our limited credit risk exposure due to the use of subordination.
Segment Earnings benefit for credit losses was $23 million and $105 million in the three months ended June 30, 2014 and 2013, respectively, and $42 million and $139 million in the six months ended June 30, 2014 and 2013, respectively. The

32	Freddie Mac

recognition of a benefit for credit losses in these periods was primarily due to continued improvement in the expected performance of the underlying loans.
As a result of our prudent underwriting standards and practices, and the continued positive multifamily market fundamentals, the credit quality of the multifamily mortgage portfolio remains strong. Multifamily credit losses as a percentage of the combined average balance of our multifamily loan and guarantee portfolios were 0.0 basis points and 2.8 basis points in the first half of 2014 and 2013, respectively, and our delinquency rate of 0.02% as of June 30, 2014 continues to be among the industry's lowest. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for further information about the credit performance, including delinquency rates, of our multifamily mortgage portfolio.
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
The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which consisted primarily of restricted cash and cash equivalents and securities purchased under agreements to resell at June 30, 2014. These short-term assets related to our consolidated VIEs increased by $1.7 billion from December 31, 2013 to June 30, 2014.
Excluding amounts related to our consolidated VIEs, we held $4.7 billion and $11.3 billion of cash and cash equivalents (including non-interest bearing deposits of $4.4 billion and $7.2 billion at the Federal Reserve Bank of New York), no federal funds sold, and $29.8 billion and $59.2 billion of securities purchased under agreements to resell at June 30, 2014 and December 31, 2013, respectively. The decrease in these liquid assets at June 30, 2014 compared to December 31, 2013 was due in part to the raising of the U.S. statutory debt limit, thus abating concerns that the U.S. would exhaust its borrowing authority.
Excluding amounts related to our consolidated VIEs, we held on average $10.7 billion and $13.7 billion of cash and cash equivalents and $21.2 billion and $30.1 billion of federal funds sold and securities purchased under agreements to resell during the three and six months ended June 30, 2014, respectively.
For information regarding our liquidity management practices and policies, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES” in our 2013 Annual Report.
Investments in Securities
The table below provides the fair value of our investments in securities as of June 30, 2014 and December 31, 2013. The table does not include our holdings of single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 10 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”
Table 15 — Investments in Securities(1)

	June 30, 2014	December 31, 2013
	(in millions)
Investments in securities:
Available-for-sale securities
Mortgage-related securities
Agency securities	$47,397	$51,623
Non-agency securities	66,201	77,296
Total available-for-sale securities	113,598	128,919
Trading securities
Mortgage-related securities
Agency securities	21,502	16,627
Non-agency securities	82	141
Total mortgage-related securities	21,584	16,768
Non-mortgage-related securities	12,711	6,636
Total trading securities	34,295	23,404
Total investments in securities	$147,893	$152,323

33	Freddie Mac

(1)
For information on the types of instruments that are included as investments in securities, see "NOTE 7: INVESTMENTS IN SECURITIES — Table 7.1 — Available-For-Sale Securities" and "— Table 7.8 — Trading Securities."

Non-Mortgage-Related Securities
Our investments in non-mortgage-related securities provide an additional source of liquidity. We held investments in non-mortgage-related securities with a fair value of $12.7 billion and $6.6 billion as of June 30, 2014 and December 31, 2013, respectively. While our investments in non-mortgage-related securities increased at June 30, 2014 compared to December 31, 2013, our other liquid assets decreased. For more information on liquid assets, see "Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell."
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

34	Freddie Mac

Table 16 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	June 30, 2014			December 31, 2013
	Fixed Rate	Variable Rate(1)	Total	Fixed Rate	Variable Rate(1)	Total
	(in millions)
Freddie Mac mortgage-related securities:
Single-family	$39,411	$5,488	$44,899	$38,472	$4,401	$42,873
Multifamily	553	1,476	2,029	1,318	1,469	2,787
Total Freddie Mac mortgage-related securities	39,964	6,964	46,928	39,790	5,870	45,660
Non-Freddie Mac mortgage-related securities:
Agency securities:(2)
Fannie Mae:
Single-family	6,705	8,652	15,357	7,240	9,421	16,661
Multifamily	3	—	3	3	—	3
Ginnie Mae:
Single-family	133	72	205	150	78	228
Multifamily	15	—	15	15	—	15
Total Non-Freddie Mac agency securities	6,856	8,724	15,580	7,408	9,499	16,907
Non-agency mortgage-related securities:
Single-family:(3)
Subprime	11	34,076	34,087	116	39,583	39,699
Option ARM	—	9,716	9,716	—	10,426	10,426
Alt-A and other	1,224	6,694	7,918	1,417	9,594	11,011
CMBS(3)	11,701	13,021	24,722	13,069	16,254	29,323
Obligations of states and political subdivisions(4)	2,856	13	2,869	3,524	14	3,538
Manufactured housing	549	192	741	577	201	778
Total non-agency mortgage-related securities	16,341	63,712	80,053	18,703	76,072	94,775
Total UPB of mortgage-related securities	$63,161	$79,400	142,561	$65,901	$91,441	157,342
Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(11,288)			(14,036)
Net unrealized gains (losses) on mortgage-related securities, pre-tax			3,909			2,381
Total carrying value of mortgage-related securities			$135,182			$145,687

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

(4)
Consists of housing revenue bonds. Approximately 31% and 28% of these securities held at June 30, 2014 and December 31, 2013, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

The table below provides the UPB and fair value of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets.
Table 17 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	June 30, 2014		December 31, 2013
	UPB	Fair Value	UPB	Fair Value
	(in millions)
Agency pass-through securities(1)	$11,870	$12,757	$12,951	$13,867
Other agency securities:
Interest-only securities(2)	—	1,892	—	1,966
Principal-only securities(3)	2,640	2,225	2,724	2,252
Inverse floating-rate securities(4)	1,388	2,031	1,594	2,280
Other Structured Securities(5)	46,610	49,994	45,298	47,885
Total agency securities	62,508	68,899	62,567	68,250
Non-agency securities(6)	80,053	66,283	94,775	77,437
Total mortgage-related securities	$142,561	$135,182	$157,342	$145,687

(1)	Represents an undivided beneficial interest in trusts that hold pools of mortgages.

(2)	Represents securities where the holder receives only the interest cash flows.

35	Freddie Mac

(3)	Represents securities where the holder receives only the principal cash flows.

(4)
Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e., higher cash flows when reference rates are low and lower cash flows when reference rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.

(5)	Includes REMICs and Other Structured Securities. See “GLOSSARY” for more information on these securities.

(6)	Includes fair values of $2 million of interest-only securities at both June 30, 2014 and December 31, 2013.
The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $157.3 billion at December 31, 2013 to $142.6 billion at June 30, 2014, while the fair value of these investments decreased from $145.7 billion at December 31, 2013 to $135.2 billion at June 30, 2014. The reduction in non-agency mortgage-related securities is due to the receipt of principal repayments from both the recoveries from liquidated loans and voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities, and sales, consistent with our efforts to reduce the size of our mortgage-related investments portfolio, as described in “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
The table below summarizes our mortgage-related securities purchase activity for the three and six months ended June 30, 2014 and 2013.
Table 18 — Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Non-Freddie Mac mortgage-related securities purchased for resecuritization:(2)
Ginnie Mae Certificates	$—	$3	$—	$3
Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	$1,348	$716	$1,589	$716
Variable-rate	68	—	68	50
Total Fannie Mae	1,416	716	1,657	766
Ginnie Mae:
Variable-rate	73	—	73	—
Total agency securities	1,489	716	1,730	766
Non-agency mortgage-related securities:
CMBS:(3)
Fixed-rate	—	10	—	10
Variable-rate	—	30	—	30
Total non-agency mortgage-related securities	—	40	—	40
Total non-Freddie Mac mortgage-related securities purchased as investments in securities	1,489	756	1,730	806
Total non-Freddie Mac mortgage-related securities purchased	$1,489	$759	$1,730	$809
Freddie Mac mortgage-related securities purchased:
Single-family:
Fixed-rate	$26,882	$29,226	$47,875	$47,652
Variable-rate	4,762	589	5,017	764
Total Freddie Mac mortgage-related securities purchased	$31,644	$29,815	$52,892	$48,416
Mortgage-related securities purchased for Other Guarantee Transactions(4)	$3,908	$7,391	$7,178	$12,161

(1)	Based on UPB.

(2)	Excludes tax-exempt multifamily housing revenue bonds purchased for securitization in guarantee swap transactions.

(3)	Consists of our purchases of subordinated tranches issued in K Certificate transactions.

(4)	Primarily consists of purchases of mortgage-related securities backed by Freddie Mac underwritten loans for the subsequent issuances of multifamily K Certificates.
The purchases of Freddie Mac mortgage-related securities that we made during the three and six months ended June 30, 2014, as reflected in the table above, primarily consisted of purchases of single-family PCs related to our investment activities. Our purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.
Unrealized Losses on Available-For-Sale Mortgage-Related Securities
At June 30, 2014, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $2.2 billion compared to $3.9 billion at December 31, 2013. The decrease was largely the result of fair value gains related to our investments in single-family non-agency mortgage-related securities primarily due to the impact of spread tightening and the

36	Freddie Mac

movement of these securities with unrealized losses towards maturity. We believe the unrealized losses related to these securities at June 30, 2014 were mainly attributable to poor underlying collateral performance, limited liquidity and risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.
Higher-Risk Components of Our Investments in Mortgage-Related Securities
We have exposure to subprime, option ARM, interest only, and Alt-A and other loans as part of our investments in mortgage-related securities as follows:

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
Table 19 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans and Certain Related Credit Statistics(1)

	As of
	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
	(dollars in millions)
UPB:
Subprime	$34,083	$37,958	$39,694	$40,779	$41,909
Option ARM	9,716	10,197	10,426	10,755	11,190
Alt-A(2)	6,339	7,904	9,147	9,866	11,118
Gross unrealized losses, pre-tax:(3)
Subprime	$1,577	$2,037	$2,780	$4,667	$5,282
Option ARM	346	381	381	619	635
Alt-A(2)	59	83	135	304	579
Present value of expected future credit losses:(4)(5)
Subprime	$4,954	$6,024	$6,400	$3,676	$4,151
Option ARM	1,470	1,651	1,802	1,683	2,094
Alt-A(2)	785	1,084	1,165	1,149	1,338
Collateral delinquency rate:(6)
Subprime	33%	34%	35%	35%	36%
Option ARM	29	31	32	33	34
Alt-A(2)	21	22	22	22	22
Average credit enhancement:(7)
Subprime	6%	7%	9%	10%	11%
Option ARM	(2)	(1)	—	—	1
Alt-A(2)	(1)	(1)	—	1	3
Cumulative collateral loss:(8)
Subprime	32%	31%	30%	30%	29%
Option ARM	25	24	24	24	23
Alt-A(2)	15	15	13	13	12

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

(2)	Excludes non-agency mortgage-related securities backed by other loans, which primarily consist of securities backed by home equity lines of credit.

37	Freddie Mac

(3)	Represents the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.

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

(5)
We regularly evaluate the underlying estimates and models we use when determining the present value of expected future credit losses and update our assumptions to reflect our historical experience and current view of economic factors. As a result, data in different periods may not be comparable.

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

For purposes of our cumulative credit deterioration analysis, our estimate of the present value of expected future credit losses on our available-for-sale non-agency mortgage-related securities decreased to $7.3 billion at June 30, 2014 from $8.9 billion at March 31, 2014. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decrease in the present value of expected future credit losses on our available-for-sale securities was primarily driven by: (a) sales of non-agency mortgage-related securities; (b) the impact of a decline in longer-term interest rates in the second quarter of 2014 resulting in a benefit from expected structural credit enhancements; and (c) improvements in home prices over the expected life of our securities.
The investments in non-agency mortgage-related securities we hold backed by subprime, option ARM, and Alt-A loans were generally structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in the aggregate. During the three months ended June 30, 2014, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying collateral, such that as of June 30, 2014, on an average basis, the structural credit enhancements on our securities backed by option ARM and certain Alt-A loans have been more than fully depleted. We have also determined that there is substantial uncertainty surrounding certain bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. For more information, see "NOTE 7: INVESTMENTS IN SECURITIES — Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities." For more information on bond insurance coverage, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”
Since the beginning of 2007, we have incurred actual principal cash shortfalls of $4.0 billion on impaired available-for-sale non-agency mortgage-related securities, including $129 million and $255 million related to the three and six months ended June 30, 2014, respectively. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures.
The table below provides principal repayment and cash shortfall information for our investments in non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans. Principal cash shortfalls are presented net of amounts received related to insurance recoveries.

38	Freddie Mac

Table 20 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans(1)

	Three Months Ended
	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
	(in millions)
Principal repayments and cash shortfalls:(2)
Subprime:
Principal repayments	$877	$889	$1,021	$1,048	$1,087
Principal cash shortfalls	3	(4)	8	35	15
Option ARM:
Principal repayments	$157	$142	$192	$226	$239
Principal cash shortfalls	93	88	100	161	188
Alt-A and other:
Principal repayments	$285	$247	$324	$418	$418
Principal cash shortfalls	31	41	43	51	74

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
	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
	(in millions)
Subprime:
2006 & 2007	$133	$300	$1,141	$4	$12
Other years	2	22	26	41	1
Total subprime	135	322	1,167	45	13
Option ARM:
2006 & 2007	9	1	26	1	4
Other years	8	15	15	11	1
Total option ARM	17	16	41	12	5
Alt-A:
2006 & 2007	—	21	4	1	1
Other years	5	3	54	64	24
Total Alt-A	5	24	58	65	25
Other loans	—	2	30	1	—
Total subprime, option ARM, Alt-A and other loans	157	364	1,296	123	43
CMBS	—	—	1	3	—
Manufactured housing	—	—	—	—	1
Total available-for-sale mortgage-related securities	$157	$364	$1,297	$126	$44

We recorded net impairment of available-for-sale securities recognized in earnings of $157 million and $521 million during the three and six months ended June 30, 2014, respectively, compared to $44 million and $87 million during the three and six months ended June 30, 2013, respectively.
We review our investments in available-for-sale securities that are in an unrealized loss position to determine which securities, if any, we intend to sell, given market conditions and other information as of the balance sheet date. For any available-for-sale security for which we concluded we had the intent to sell as of June 30, 2014, we recorded the unrealized loss

39	Freddie Mac

as a net impairment of available-for-sale securities recognized in earnings. The intent to sell population is determined using management judgment based on a variety of factors, including economics and our current operational plans, models and strategies and, in the case of single-family non-agency mortgage-related securities, whether such securities are subject to FHFA-led lawsuits or other loss mitigation measures. The population of securities that we intend to sell may change from period to period. During the three and six months ended June 30, 2014, net impairment of available-for-sale securities recognized in earnings included $138 million and $466 million, respectively, due to an increase in the population of available-for-sale securities in an unrealized loss position that we intend to sell. We recorded the remaining impairments because our estimate of the present value of expected future credit losses on certain individual available-for-sale securities increased during the period. If there is a change in our operational plans, models or strategies, it could change the population of securities we intend to sell and thereby have a potentially significant impact on earnings. For more information, see "CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Investment Securities-Related Activities," as well as “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities” in our 2013 Annual Report.
While it is reasonably possible that collateral losses on our available-for-sale securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at June 30, 2014. As a result, we have concluded that the reduction in fair value of these securities was temporary at June 30, 2014 and have recorded these unrealized losses in AOCI.
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
Ratings of Non-Agency Mortgage-Related Securities
The table below shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at June 30, 2014 based on their ratings as of June 30, 2014, as well as those held at December 31, 2013 based on their ratings as of December 31, 2013. Ratings presented represent the lower of S&P, Fitch and Moody's credit ratings, with Fitch and Moody's stated in terms of the S&P equivalent.

40	Freddie Mac

Table 22 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

Credit Ratings as of June 30, 2014	UPB	Percentage of UPB(1)	Amortized Cost	Gross Unrealized Losses	Bond Insurance Coverage(2)
	(dollars in millions)
Subprime, option ARM, Alt-A and other loans:
AAA-rated	$34	—%	$33	$—	$8
Other investment grade	1,724	3	1,645	(18)	430
Below investment grade(3)	49,963	97	35,729	(1,967)	2,666
Total	$51,721	100%	$37,407	$(1,985)	$3,104
CMBS:
AAA-rated	$11,693	47%	$11,702	$—	$40
Other investment grade	10,868	44	10,824	(30)	1,647
Below investment grade(3)	2,161	9	2,150	(97)	1,551
Total	$24,722	100%	$24,676	$(127)	$3,238
Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$11,727	15%	$11,735	$—	$48
Other investment grade	12,592	17	12,469	(48)	2,077
Below investment grade(3)	52,124	68	37,879	(2,064)	4,217
Total	$76,443	100%	$62,083	$(2,112)	$6,342
Total investments in mortgage-related securities	$142,561
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	54%

Credit Ratings as of December 31, 2013
Subprime, option ARM, Alt-A and other loans:
AAA-rated	$114	—%	$110	$(1)	$7
Other investment grade	2,417	4	2,308	(39)	582
Below investment grade(3)	58,605	96	42,420	(3,263)	2,936
Total	$61,136	100%	$44,838	$(3,303)	$3,525
CMBS:
AAA-rated	$14,286	49%	$14,299	$—	$41
Other investment grade	12,786	43	12,740	(131)	1,653
Below investment grade(3)	2,251	8	2,239	(206)	1,557
Total	$29,323	100%	$29,278	$(337)	$3,251
Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$14,400	16%	$14,409	$(1)	$48
Other investment grade	15,203	17	15,048	(170)	2,235
Below investment grade(3)	60,856	67	44,659	(3,469)	4,493
Total	$90,459	100%	$74,116	$(3,640)	$6,776
Total investments in mortgage-related securities	$157,342
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	57%

(1)	Within this column, "—" represents less than 0.5%.

(2)	Represents the amount of UPB covered by bond insurance. This amount does not represent the maximum amount of losses we could recover, as the bond insurance also covers interest.

(3)	Includes securities with S&P equivalent credit ratings below BBB– and certain securities that are no longer rated.
Mortgage Loans
The UPB of mortgage loans on our consolidated balance sheets was $1.7 trillion at both June 30, 2014 and December 31, 2013. Most of the loans on our consolidated balance sheets are securitized (e.g., held in PC trusts). The unsecuritized loans on our consolidated balance sheets generally consist of loans held for investment purposes, loans that are awaiting securitization, or delinquent or modified loans that we removed from PC trusts.
Based on the amount of the recorded investment of single-family loans classified as held-for-investment on our consolidated balance sheets, approximately $34.7 billion, or 2.1%, of these loans were seriously delinquent or in foreclosure as of June 30, 2014, compared to $41.5 billion, or 2.5%, as of December 31, 2013. The majority of these loans are unsecuritized and were removed by us from our PC trusts. As guarantor, we have the right to remove mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: IMPAIRED LOANS” for more information on our removal of single-family loans from PC trusts.
The UPB of unsecuritized single-family mortgage loans declined by $5.6 billion to $116.5 billion at June 30, 2014 from $122.1 billion at December 31, 2013, primarily due to: (a) loan prepayments, foreclosure transfers, and foreclosure alternative

41	Freddie Mac

activities; (b) securitization of loans through our PC cash auction process, net of related purchases; and (c) securitization of reperforming and modified loans. This decline was partially offset by our removal of seriously delinquent single-family loans from PC trusts. As of June 30, 2014 and December 31, 2013, the balance of unsecuritized single-family mortgage loans included $81.4 billion and $78.0 billion, respectively, in UPB of mortgage loans classified as TDRs that were no longer seriously delinquent.
The UPB of unsecuritized multifamily mortgage loans was $52.6 billion at June 30, 2014 and $59.2 billion at December 31, 2013. This decline was primarily due to principal repayments as well as our securitization of loans through K Certificates, which exceeded new purchases of loans for securitization.
We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. We also maintain a reserve for guarantee losses that is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments for which we have incremental credit risk. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $22.8 billion and $24.7 billion at June 30, 2014 and December 31, 2013, respectively, including $22.7 billion and $24.6 billion, respectively, related to single-family loans. At June 30, 2014 and December 31, 2013, our allowance for loan losses, as a percentage of mortgage loans, held-for-investment, on our consolidated balance sheets was 1.3% and 1.4%, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information on seriously delinquent single-family loans as well as further detail about the mortgage loans and associated allowance for loan losses recorded on our consolidated balance sheets.
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
Table 23 — Mortgage Loan Purchases and Other Guarantee Commitment Issuances(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	% of Total(2)	Amount	% of Total(2)	Amount	% of Total(2)	Amount	% of Total(2)
	(dollars in millions)
Mortgage loan purchases and other guarantee commitment issuances:
Single-family:
30-year or more amortizing fixed-rate	$43,894	70%	$84,537	62%	$80,249	70%	$173,111	63%
20-year amortizing fixed-rate	1,893	3	6,927	5	3,747	3	13,856	5
15-year amortizing fixed-rate	8,437	13	33,463	24	16,893	15	65,589	24
Adjustable-rate(3)	4,176	7	4,855	4	6,647	6	9,034	3
FHA/VA and other governmental	59	—	76	—	95	—	152	—
Total single-family(4)	58,459	93	129,858	95	107,631	94	261,742	95
Multifamily:
10-year(5)	1,118	2	5,576	4	1,870	2	9,396	3
7-year(5)	2,150	4	1,530	1	3,737	3	3,401	2
Other(6)	841	1	384	—	1,508	1	737	—
Total multifamily	4,109	7	7,490	5	7,115	6	13,534	5
Total mortgage loan purchases and other guarantee commitment issuances	$62,568	100%	$137,348	100%	$114,746	100%	$275,276	100%
Percentage of mortgage loan purchases and other guarantee commitment issuances with credit enhancements(7)	25%		15%		23%		14%

(1)	Amount is the principal amount of the loans. Excludes the removal of seriously delinquent loans and balloon/reset mortgages from PC trusts.

(2)	Within these columns, "—" represents less than 0.5%.

(3)	Includes amortizing ARMs with 1-, 3-, 5-, 7-, and 10-year initial fixed-rate periods. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007.

(4)
Includes $8.0 billion and $18.2 billion of conforming jumbo loan purchases and $0.1 billion and $0.5 billion of conforming jumbo loans underlying other guarantee commitment issuances for the six months ended June 30, 2014 and 2013, respectively. Includes issuances of other guarantee commitments on single-family loans of $1.2 billion and $5.1 billion during the six months ended June 30, 2014 and 2013, respectively.

(5)	Represents original maturity of the loan. Includes interest-only and amortizing loans that may either be fixed or adjustable-rate.

(6)	Includes other guarantee commitments on multifamily loans and multifamily mortgage loans with original maturities other than 10 years and 7 years.

42	Freddie Mac

(7)
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

Our single-family purchase activity declined in the 2014 periods compared to the 2013 periods. We expect the volume of single-family purchases in the second half of 2014 to remain lower than in 2013 due to reduced refinancing volume. During the first half of 2014, refinancings comprised approximately 48% of our single-family purchase and issuance volume, compared with 81% in the first half of 2013. We attribute this decline in refinancings to higher average mortgage interest rates in the 2014 periods compared to the 2013 periods. In addition, many borrowers have already refinanced their loans in recent periods at relatively low interest rates, and thus may be less likely to do so in the future.
See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for information about certain mortgage loans in our single-family credit guarantee portfolio that, we believe, have higher-risk characteristics.
Derivative Assets and Liabilities, Net
The composition of our derivative portfolio changes from period to period as a result of purchases and terminations of derivatives, assignments of derivatives prior to their contractual maturity, and expiration of derivatives at their contractual maturity.
The table below shows the fair value for each derivative type, the weighted average fixed rate of our pay-fixed and receive-fixed swaps, and the maturity profile of our derivative positions reconciled to the amounts presented on our consolidated balance sheets as of June 30, 2014. A positive fair value in the table below for each derivative type is the estimated amount, prior to netting where allowable, that we would be entitled to receive at that date if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting where allowable, that we would owe at that date if the derivatives of that type were terminated.

43	Freddie Mac

Table 24 — Derivative Fair Values and Maturities

	June 30, 2014
	Notional or Contractual Amount(2)		Fair Value(1)
		Total Fair Value	Less than 1 Year	1 to 3 Years	Greater than 3 and up to 5 Years	In Excess of 5 Years
	(dollars in millions)
Interest-rate swaps:
Receive-fixed:
Swaps	$215,124	$4,309	$85	$1,212	$934	$2,078
Weighted average fixed rate(3)			1.48%	1.15%	1.76%	3.05%
Forward-starting swaps(4)	18,816	481	—	35	—	446
Weighted average fixed rate(3)			—%	1.68%	—%	3.37%
Total receive-fixed	233,940	4,790	85	1,247	934	2,524
Basis (floating to floating)	300	3	—	3	—	—
Pay-fixed:
Swaps	211,107	(9,448)	(166)	(1,159)	(2,278)	(5,845)
Weighted average fixed rate(3)			2.73%	1.87%	3.56%	3.19%
Forward-starting swaps(4)	14,333	(693)	—	—	(2)	(691)
Weighted average fixed rate(3)			—%	—%	2.92%	3.47%
Total pay-fixed	225,440	(10,141)	(166)	(1,159)	(2,280)	(6,536)
Total interest-rate swaps	459,680	(5,348)	(81)	91	(1,346)	(4,012)
Option-based:
Call swaptions
Purchased	41,389	2,386	1,083	98	830	375
Written	3,139	(4)	(3)	(1)	—	—
Put swaptions
Purchased	28,315	312	65	150	63	34
Written	1,178	(2)	(1)	(1)	—	—
Other option-based derivatives(5)	16,102	801	—	—	—	801
Total option-based	90,123	3,493	1,144	246	893	1,210
Futures	50,000	—	—	—	—	—
Commitments	23,773	5	5	—	—	—
Swap guarantee derivatives	3,347	(28)	—	(1)	(2)	(25)
Subtotal	626,923	(1,878)	$1,068	$336	$(455)	$(2,827)
Credit derivatives	5,244	(31)
Subtotal	632,167	(1,909)
Derivative interest receivable (payable), net		(716)
Derivative cash collateral (held) posted, net		1,838
Total	$632,167	$(787)

(1)	Fair value is categorized by maturity based on the period from June 30, 2014 until the contractual maturity of the derivative.

(2)
Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.

(3)	Represents the notional weighted average rate for the fixed leg of the swaps.

(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to eleven years as of June 30, 2014.

(5)	Primarily includes purchased interest-rate caps and floors.
At June 30, 2014, the net fair value of our total derivative portfolio was $(787) million compared to $883 million at December 31, 2013. See “NOTE 9: DERIVATIVES” for information regarding our derivatives, and the notional or contractual amounts and related fair values of our total derivative portfolio by product type at June 30, 2014 and December 31, 2013, as well as “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged” for information about derivative collateral held and posted.
See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

44	Freddie Mac

REO, Net
We acquire properties, which are recorded as REO assets on our consolidated balance sheets, typically as a result of borrower defaults (and subsequent foreclosures) on mortgage loans that we own or guarantee. The balance of our REO, net, declined to $3.7 billion at June 30, 2014 from $4.6 billion at December 31, 2013 as dispositions exceeded acquisitions. The volume of our single-family REO acquisitions has been significantly affected by: (a) the length of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying properties to transition to REO; and (b) the volume of our foreclosure alternatives, which result in fewer loans proceeding to foreclosures, and thus fewer properties transitioning to REO. We expect that the length of the foreclosure process will continue to remain above historical levels and may increase further. Additionally, we expect our REO dispositions to remain at elevated levels in the near term, as we have a large REO inventory. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — REO Assets” for additional information about our REO activity.
Deferred Tax Assets and Liabilities
We had a net deferred tax asset of $19.8 billion and $22.7 billion as of June 30, 2014 and December 31, 2013, respectively.
We determined that a valuation allowance against our net deferred tax asset was not necessary at June 30, 2014. See "NOTE 12: INCOME TAXES" in our 2013 Annual Report for additional information.
Other Assets
Other assets consist of accounts and other receivables, the guarantee asset related to non-consolidated trusts and other guarantee commitments, and other miscellaneous assets. Other assets increased to $8.6 billion as of June 30, 2014 from $8.5 billion as of December 31, 2013. For more information on other assets, see “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS.”
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

The table below presents the UPB for Freddie Mac-issued mortgage-related securities by the underlying mortgage product type.

45	Freddie Mac

Table 25 — Freddie Mac Mortgage-Related Securities(1)

	June 30, 2014			December 31, 2013
	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total
	(in millions)
PCs and Other Structured Securities:
Single-family:
30-year or more amortizing fixed-rate	$1,055,053	$—	$1,055,053	$1,040,602	$—	$1,040,602
20-year amortizing fixed-rate	79,817	—	79,817	81,214	—	81,214
15-year amortizing fixed-rate	283,965	—	283,965	291,347	—	291,347
Adjustable-rate(2)	67,483	—	67,483	66,250	—	66,250
Interest-only(3)	26,161	—	26,161	29,083	—	29,083
FHA/VA and other governmental	3,282	—	3,282	3,366	—	3,366
Total single-family	1,515,761	—	1,515,761	1,511,862	—	1,511,862
Multifamily	—	4,704	4,704	—	4,778	4,778
Total single-family and multifamily	1,515,761	4,704	1,520,465	1,511,862	4,778	1,516,640
Other Guarantee Transactions:
Non-HFA bonds:
Single-family(4)	7,700	2,923	10,623	8,396	3,079	11,475
Multifamily	441	65,845	66,286	444	59,326	59,770
Total Non-HFA bonds	8,141	68,768	76,909	8,840	62,405	71,245
HFA Initiative Bonds:(5)
Single-family	—	3,193	3,193	—	3,341	3,341
Multifamily	—	736	736	—	744	744
Total HFA Initiative Bonds	—	3,929	3,929	—	4,085	4,085
Total Other Guarantee Transactions	8,141	72,697	80,838	8,840	66,490	75,330
REMICs and Other Structured Securities backed by Ginnie Mae certificates(6)	—	485	485	—	541	541
Total Freddie Mac Mortgage-Related Securities	$1,523,902	$77,886	$1,601,788	$1,520,702	$71,809	$1,592,511
Less: Repurchased Freddie Mac Mortgage-Related Securities(7)	(106,997)			(121,246)
Total UPB of debt securities of consolidated trusts held by third parties	$1,416,905			$1,399,456

(1)	Amounts represent the UPB of the securities.

(2)
Includes $0.9 billion in UPB of option ARM mortgage loans as of both June 30, 2014 and December 31, 2013. See endnote (4) for additional information on option ARM loans that back our Other Guarantee Transactions.

(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.

(4)
Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $5.2 billion and $5.5 billion in UPB of securities backed by option ARM mortgage loans at June 30, 2014 and December 31, 2013, respectively.

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

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 94% at both June 30, 2014 and December 31, 2013. The UPB of multifamily Other Guarantee Transactions, excluding HFA initiative-related bonds, increased to $66.3 billion as of June 30, 2014 from $59.8 billion as of December 31, 2013, due to K Certificate issuances.
The table below shows issuances and extinguishments of the debt securities of our consolidated trusts during the three and six months ended June 30, 2014 and 2013, as well as the UPB of consolidated trusts held by third parties.

46	Freddie Mac

Table 26 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Beginning balance of debt securities of consolidated trusts held by third parties	$1,411,089	$1,391,508	$1,399,456	$1,387,259
Issuances to third parties of debt securities of consolidated trusts:
Issuances based on underlying mortgage product type:
30-year or more amortizing fixed-rate	43,115	86,029	81,688	175,798
20-year amortizing fixed-rate	1,791	6,677	3,702	13,898
15-year amortizing fixed-rate	8,410	32,780	17,250	65,104
Adjustable-rate	4,117	4,998	6,790	9,159
FHA/VA	23	—	79	—
Debt securities of consolidated trusts retained by us at issuance(2)	(7,158)	(10,738)	(11,218)	(23,337)
Net issuances of debt securities of consolidated trusts	50,298	119,746	98,291	240,622
Reissuances of debt securities of consolidated trusts previously held by us(3)	20,749	8,967	39,479	21,481
Total issuances to third parties of debt securities of consolidated trusts	71,047	128,713	137,770	262,103
Extinguishments, net(4)	(65,231)	(131,036)	(120,321)	(260,177)
Ending balance of debt securities of consolidated trusts held by third parties	$1,416,905	$1,389,185	$1,416,905	$1,389,185

(1)	Based on UPB.

(2)	Represents the UPB of mortgage loans that we had purchased for cash, subsequently securitized, and retained in our mortgage-related investments portfolio.

(3)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.

(4)
Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of June 30, 2014 and 2013.

Total issuances to third parties of debt securities of consolidated trusts and extinguishments, net decreased during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 primarily due to a decrease in refinance activity resulting from higher average mortgage interest rates in the 2014 periods compared to the 2013 periods.
Other Liabilities
Other liabilities consist of servicer liabilities, the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities increased to $5.9 billion as of June 30, 2014 from $5.5 billion as of December 31, 2013 primarily due to the purchase of non-mortgage-related securities classified as trading that had not settled by the balance sheet date. See “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.
Total Equity
The table below presents the changes in total equity and certain capital-related disclosures.

47	Freddie Mac

Table 27 — Changes in Total Equity

	Three Months Ended					Six Months Ended
	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013	6/30/2014
	(in millions)
Beginning balance	$6,899	$12,835	$33,436	$7,357	$9,971	$12,835
Net income	1,362	4,020	8,613	30,486	4,988	5,382
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	479	427	970	(127)	(717)	906
Changes in unrealized gains (losses) related to cash flow hedge relationships(1)	49	52	66	76	84	101
Changes in defined benefit plans	—	—	186	2	2	—
Comprehensive income	1,890	4,499	9,835	30,437	4,357	6,389
Capital draw funded by Treasury	—	—	—	—	—	—
Senior preferred stock dividends declared	(4,499)	(10,435)	(30,436)	(4,357)	(6,971)	(14,934)
Other	—	—	—	(1)	—	—
Total equity/Net worth	$4,290	$6,899	$12,835	$33,436	$7,357	$4,290
Aggregate draws under the Purchase Agreement (as of period end)(2)	$71,336	$71,336	$71,336	$71,336	$71,336	$71,336
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$86,279	$81,780	$71,345	$40,909	$36,552	$86,279

(1)	Represents the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.

(2)
Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference.

At June 30, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the second quarter of 2014. We paid cash dividends to Treasury of $14.9 billion during the six months ended June 30, 2014. Based on our Net Worth Amount at June 30, 2014 and the 2014 Capital Reserve Amount of $2.4 billion, our dividend obligation to Treasury in September 2014 will be $1.9 billion.
Our available-for-sale securities net unrealized gains (losses) recorded in AOCI was $1.9 billion and $1.0 billion at June 30, 2014 and December 31, 2013, respectively. This $0.9 billion improvement in AOCI was primarily due to fair value gains resulting from a decrease in longer-term interest rates coupled with the impact of spread tightening on our non-agency mortgage-related securities and the movement of these securities with unrealized losses towards maturity.
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

48	Freddie Mac

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
The table below presents certain credit information about loans in our single-family credit guarantee portfolio by year of origination as of June 30, 2014 and for the six months ended June 30, 2014.
Table 28 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	June 30, 2014							Six Months Ended June 30, 2014
	Percent of Portfolio	Average Credit Score(2)	Original LTV Ratio	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)(5)	Serious Delinquency Rate(6)	Foreclosure and Short Sale Rate(7)	Percent of Credit Losses(5)
Year of Origination
2014	4%	747	76%	76%	—%	—%	—%	—%
2013	17	754	71	66	—	0.03	—	—
2012	15	761	69	58	—	0.06	0.01	—
2011	7	756	69	56	—	0.21	0.04	—
2010	6	754	69	58	—	0.41	0.13	1
2009	7	751	69	60	1	0.86	0.38	2
Subtotal - New single-family book	56	756	70	62	—	0.23	0.14	3
HARP and other relief refinance loans(8)	21	734	89	78	18	0.66	0.64	7
2005-2008 Legacy single-family book	15	703	75	85	26	7.93	8.35	81
Pre-2005 Legacy single-family book	8	710	73	49	2	3.11	1.38	9
Total	100%	740	75	68	8	2.07		100%

(1)
Except for the foreclosure and short sale rate, the data presented is based on the loans remaining in the portfolio at June 30, 2014, which totaled $1.7 trillion, rather than all loans originally guaranteed by us and originated in the respective year.

(2)
Based on FICO score of the borrower as of the date of loan origination and may not be indicative of the borrowers’ current creditworthiness. Excludes less than 0.5% of loans in the portfolio because the FICO scores at origination were not available.

(3)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since origination.

(4)	Calculated as a percentage of the aggregate UPB of loans with LTV ratios greater than 100% in relation to the total UPB of loans in the category.

(5)	Within these columns, "—" represents less than 0.5%.

(6)	See “Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.

(7)
Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to June 30, 2014, divided by the number of loans originated in that year that were acquired in our single-family credit guarantee portfolio. The foreclosure and short sale rate presented for the Pre-2005 Legacy single-family book represents the rate associated with loans originated in 2000 through 2004.

(8)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2014). All other refinance loans are presented in the year that the refinancing occurred.

Improvement in home prices in many areas of the U.S. during the first half of 2014 generally led to improved current LTV ratios of the loans in our portfolio as of June 30, 2014. Loans with current LTV ratios greater than 100% comprised 8% and 10%, of our single-family credit guarantee portfolio, based on UPB at June 30, 2014 and December 31, 2013, respectively, and comprised approximately 57% and 75% of our credit losses recognized in the first half of 2014 and 2013, respectively. For the loans in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 80%, the borrowers had a weighted average credit score at origination of 721 and 722 at June 30, 2014 and December 31, 2013, respectively.
Loans originated from 2005 through 2008 have experienced higher serious delinquency rates and foreclosure and short sale rates than loans originated in other years. We attribute this performance to a number of factors, including: (a) the expansion of credit terms under which loans were underwritten during these years; (b) an increase in the origination and our purchase of interest-only and Alt-A mortgage products in these years; and (c) an environment of persistently high unemployment, decreasing home sales, and broadly declining home prices in the periods following the loans’ origination (2006 through 2010). As of June 30, 2014, 8.4% of the total number of single-family loans we purchased or guaranteed that were originated in 2005 to 2008 had been foreclosed or completed a short sale transaction resulting in a loss (before consideration of recoveries). In addition, approximately 7.9% of loans originated in those years that remained in our single-family credit guarantee portfolio as of June 30, 2014 were seriously delinquent. Many of the loans from those years have been modified, as shown in “Table 36 —

49	Freddie Mac

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
Characteristics of the Single-Family Credit Guarantee Portfolio
The average UPB of loans in our single-family credit guarantee portfolio was approximately $155,000 at both June 30, 2014 and December 31, 2013. We purchased or issued other guarantee commitments for approximately 282,000 and 646,000 single-family loans totaling $58.5 billion and $129.9 billion of UPB during the second quarter of 2014 and 2013, respectively. Our single-family credit guarantee portfolio consists of first-lien mortgage loans predominately secured by the borrower’s primary residence. Approximately 94% of the single-family mortgages we purchased or guaranteed in the first half of 2014 were fixed-rate amortizing mortgages, based on UPB, and the remainder were ARM mortgage loans. Approximately 48% of the single-family mortgages we purchased or guaranteed in the first half of 2014 were refinance mortgages, including approximately 15% that were relief refinance mortgages, based on UPB.
The credit quality of the single-family loans in our New single-family book is significantly better than that of our 2005-2008 Legacy single-family book, as measured by original LTV ratios, FICO scores, the proportion of loans underwritten with full documentation, delinquency rates, and credit losses. In the first half of 2014, our New single-family book increased, and the proportion of loans originated prior to 2009 declined. However, in recent periods, as refinancing volumes have declined, the composition of our loan purchase activity has been shifting to a higher proportion of home purchase loans and these loans generally have higher original LTV ratios and lower credit scores, in aggregate, than loans sold to us during 2010 through 2012.
The percentage of home purchase loans in our loan acquisition volume increased, and refinance loan activity declined during the first half of 2014 compared to the first half of 2013. During the first half of 2014 and 2013, we purchased or guaranteed more than 274,000 and 1,047,000, respectively, of single-family loans that were refinance mortgages, totaling $52.0 billion and $211.0 billion in UPB, respectively. Our purchases of refinance mortgages have declined for the last five consecutive quarters, which we believe was primarily a result of higher mortgage interest rates in recent periods. In addition, many borrowers have already refinanced their loans in recent periods at relatively low interest rates, and thus may be less likely to do so in the future. At June 30, 2014 and December 31, 2013, there were approximately 10.6 million and 10.7 million loans, respectively, in our single-family credit guarantee portfolio, including 2.1 million and 2.0 million relief refinance mortgages, respectively.
The tables below provide additional characteristics of single-family mortgage loans purchased during the six months ended June 30, 2014 and 2013, and of our single-family credit guarantee portfolio at June 30, 2014 and December 31, 2013.

50	Freddie Mac

Table 29 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio(1)

	Percent of Purchases During the Six Months Ended June 30,
	2014			2013
	Relief Refi	All Other	Total	Relief Refi	All Other	Total
Original LTV Ratio Range
60% and below	3%	13%	16%	4%	20%	24%
Above 60% to 70%	1	11	12	2	13	15
Above 70% to 80%	2	39	41	3	31	34
Above 80% to 100%	5	22	27	7	11	18
Above 100% to 125%	3	—	3	5	—	5
Above 125%	1	—	1	4	—	4
Total	15%	85%	100%	25%	75%	100%
Weighted average original LTV ratio	84%	76%	77%	92%	69%	75%
Credit Score(2)
740 and above	6%	53%	59%	13%	56%	69%
700 to 739	3	19	22	5	13	18
660 to 699	3	10	13	4	5	9
620 to 659	1	3	4	2	1	3
Less than 620	2	—	2	1	—	1
Total	15%	85%	100%	25%	75%	100%
Weighted average credit score:
Total mortgages	712	747	742	730	758	751

	Percent of Purchases During the Six Months Ended June 30,
	2014	2013
Loan Purpose
Purchase	52%	19%
Cash-out refinance	16	17
Other refinance(3)	32	64
Total	100%	100%
Property Type
Detached/townhome(4)	92%	93%
Condo/Co-op	8	7
Total	100%	100%
Occupancy Type
Primary residence	88%	89%
Second/vacation home	4	4
Investment	8	7
Total	100%	100%

(1)	Percentages are based on the UPB of the single-family credit guarantee portfolio. Within this table, "—" represents less than 0.5%.

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

(4)	Includes manufactured housing and homes within planned unit development communities.

51	Freddie Mac

Table 30 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Portfolio Balance at(2)
	June 30, 2014	December 31, 2013
Original LTV Ratio Range
60% and below	22%	22%
Above 60% to 70%	14	15
Above 70% to 80%	38	38
Above 80% to 100%	20	19
Above 100%	6	6
Total	100%	100%
Weighted average original LTV ratio	75%	75%
Estimated Current LTV Ratio Range(3)
60% and below	37%	33%
Above 60% to 70%	18	18
Above 70% to 80%	19	20
Above 80% to 90%	12	12
Above 90% to 100%	6	7
Above 100% to 120%	5	6
Above 120%	3	4
Total	100%	100%
Weighted average estimated current LTV ratio:
Relief refinance mortgages(4)	78%	81%
All other mortgages	65	66
Total mortgages	68	69
Credit Score(5)
740 and above	59%	58%
700 to 739	20	20
660 to 699	12	13
620 to 659	6	6
Less than 620	3	3
Total	100%	100%
Weighted average credit score:
Relief refinance mortgages(4)	734	735
All other mortgages	741	740
Total mortgages	740	739
Loan Purpose
Purchase	28%	26%
Cash-out refinance	21	22
Other refinance(6)	51	52
Total	100%	100%
Property Type
Detached/townhome(7)	93%	93%
Condo/Co-op	7	7
Total	100%	100%
Occupancy Type
Primary residence	90%	90%
Second/vacation home	4	4
Investment	6	6
Total	100%	100%

(1)
Ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $1 billion at both June 30, 2014 and December 31, 2013 are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.

(2)	Includes loans acquired under our relief refinance initiative, which began in 2009.

(3)
The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographical area since that time.

(4)	Relief refinance mortgages of all LTV ratios comprised approximately 21% of our single-family credit guarantee portfolio by UPB as of both June 30, 2014 and December 31, 2013.

52	Freddie Mac

(5)
Credit score data is based on FICO scores, which are ranked on a scale of approximately 300 to 850 points. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination and may not be indicative of the borrowers’ current creditworthiness. Credit score data was not available for less than 0.5% of loans in the single-family credit guarantee portfolio.

(6)
Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.

(7)	Includes manufactured housing and homes within planned unit development communities.
High LTV Ratios
An increase in the estimated current LTV ratio of a loan indicates that the borrower’s equity in the home has declined, and can negatively affect the borrower’s ability to refinance (outside of HARP) or sell the property for an amount at or above the balance of the outstanding mortgage loan. Based on our historical experience, there is an increase in borrower default risk and in severity of losses as LTV ratios increase. Due to our participation in HARP, we purchase a significant number of loans that have LTV ratios over 100%. HARP loans with LTV ratios over 100% represented 4% and 9% of our single-family mortgage purchases in the first half of 2014 and 2013, respectively. The percentage of mortgages in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was 8% and 10% at June 30, 2014 and December 31, 2013, respectively, and the serious delinquency rate for these loans was 9.08% and 9.94%, respectively. The portion of our single-family credit guarantee portfolio with current LTV ratios greater than 100% declined in the first half of 2014 primarily due to foreclosures, short sales, and improving home prices in certain geographical areas during the period.
Mortgages with Second Liens
The presence of a second lien can increase the risk that a borrower will default. A second lien reduces the borrower’s equity in the home, and has a negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first mortgage and second lien. Based on data collected by us at loan delivery, approximately 14% of the loans in our single-family credit guarantee portfolio, as of both June 30, 2014 and December 31, 2013, had second-lien financing by third parties at origination of the first mortgage. As of June 30, 2014 and December 31, 2013, we estimate that these loans comprised 18% and 17% of our seriously delinquent loans based on UPB, respectively. Borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages.
Attribute Combinations
Certain combinations of loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $12.8 billion of UPB at both June 30, 2014 and December 31, 2013, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination. We continue to purchase certain of these loans if they are covered by credit enhancements for the UPB in excess of 80% or if they are HARP loans. Certain mortgage product types, including interest-only or option ARM loans, have features that may also add to credit risk. See “Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about certain attribute combinations of our single-family mortgage loans.
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
Interest-Only Loans
Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only loans represented approximately 2% of the UPB of our single-family credit guarantee portfolio at both June 30, 2014 and December 31, 2013. We discontinued purchasing such loans on September 1, 2010. The balance of these loans has declined significantly in recent years as many of these borrowers have repaid their loans, completed foreclosure transfers or foreclosure alternatives, refinanced, or received loan modifications into an amortizing loan product (and thus these loans are no longer classified as interest-only loans).

53	Freddie Mac

Option ARM Loans
Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. At both June 30, 2014 and December 31, 2013, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $5.2 billion and $5.5 billion in UPB of option ARM securities underlying certain of our Other Guarantee Transactions at June 30, 2014 and December 31, 2013, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation within this Form 10-Q and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. For reporting purposes, loans within the option ARM category continue to be presented in that category following a modification of the loan, even though the modified loan no longer provides for optional payment provisions. As of June 30, 2014 and December 31, 2013, approximately 11.6% and 11.0%, respectively, of the option ARM loans within our single-family credit guarantee portfolio had been modified. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Conforming Jumbo Loans
For loans originated after September 30, 2011, conforming jumbo loans on a one-family residence have UPB at origination that is greater than $417,000 and up to $625,500 in certain “high-cost” areas. We purchased or guaranteed $8.2 billion and $18.7 billion in UPB of conforming jumbo loans during the six months ended June 30, 2014 and 2013, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of June 30, 2014 and December 31, 2013 was $73.1 billion and $69.0 billion, respectively, and comprised 4% of the portfolio at both June 30, 2014 and December 31, 2013. The average size of these loans was approximately $512,000 and $518,000 at June 30, 2014 and December 31, 2013, respectively. See “BUSINESS — Our Business” in our 2013 Annual Report for further information on the conforming loan limits.
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
Subprime Loans
Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information). In addition, we estimate that approximately $1.7 billion and $1.8 billion in UPB of security collateral underlying our Other Guarantee Transactions at June 30, 2014 and December 31, 2013, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At June 30, 2014 and December 31, 2013, we held $34.1 billion and $39.7 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. Approximately 4% and 5% of these securities were investment grade at June 30, 2014 and December 31, 2013, respectively.
The credit performance of loans underlying these securities deteriorated significantly since 2008. For information on our exposure to subprime loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Alt-A Loans
Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $52.3 billion as of June 30, 2014 from $56.9 billion as of December 31, 2013 primarily due to borrowers refinancing into other mortgage products, foreclosure transfers, and other liquidation events. For reporting purposes, loans within the Alt-A category continue to be reported in that category following a modification of the loan, even though the borrower may have provided full documentation of assets and income before completing the modification. As of June 30, 2014 and December 31, 2013, approximately 18.1% and 16.3%, respectively, of the Alt-A loans within our single-family credit

54	Freddie Mac

guarantee portfolio had completed a modification. As of June 30, 2014, for Alt-A loans in our single-family credit guarantee portfolio, the average FICO score at origination was 710. Although Alt-A mortgage loans comprised approximately 3% of our single-family credit guarantee portfolio as of June 30, 2014, these loans represented approximately 11% of our credit losses during the first half of 2014.
Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009, we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to June 30, 2014, we have purchased approximately $30.3 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $1.4 billion in the first half of 2014.
We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At June 30, 2014 and December 31, 2013, we held investments of $7.9 billion and $11.0 billion in UPB, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans. Approximately 3% and 5% of these securities were categorized as investment grade at June 30, 2014 and December 31, 2013, respectively. The credit performance of loans underlying these securities deteriorated significantly since 2008. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
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

55	Freddie Mac

Table 31 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of June 30, 2014
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$363.5	91%	8.4%	4.54%
Categories (individual characteristics):
Alt-A	52.3	84	18.1	9.20
Interest-only(5)	30.9	89	0.1	10.81
Option ARM(6)	6.1	82	11.6	10.95
Original LTV ratio greater than 90%, non-HARP mortgages	110.4	89	10.0	4.55
Original LTV ratio greater than 90%, HARP mortgages	154.0	99	0.6	1.03
Lower FICO scores at origination (less than 620)(7)	46.5	81	18.3	8.87

	As of December 31, 2013
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate(4)
	(dollars in billions)
Loans with one or more specified characteristics	$364.5	94%	8.1%	5.31%
Categories (individual characteristics):
Alt-A	56.9	87	16.3	10.06
Interest-only(5)	34.7	93	0.2	12.51
Option ARM(6)	6.4	86	11.0	12.30
Original LTV ratio greater than 90%, non-HARP mortgages	103.4	91	10.1	5.66
Original LTV ratio greater than 90%, HARP mortgages	154.3	103	0.5	0.97
Lower FICO scores at origination (less than 620)(7)	47.8	83	17.4	9.99

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
A significant portion of the loans in the higher-risk categories presented in the table above are included in our 2005-2008 Legacy single-family book. We have fully discontinued purchases of Alt-A (effective March 1, 2009), interest-only (effective September 1, 2010), and option ARM (since 2007) loans. The UPB of loans with one or more of these higher-risk characteristics in our single-family credit guarantee portfolio was nearly unchanged during the first half of 2014. We continue to purchase non-HARP mortgage loans with original LTV ratios greater than 90% if they are covered by credit enhancements for the UPB in excess of 80%. We also continue to purchase single-family loans with FICO scores below 620 in limited amounts if they meet our underwriting standards.
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
The portion of our single-family mortgage purchases in the first half of 2014 and 2013 that had credit enhancements was 24% and 15%, respectively. This increase is primarily due to a higher composition of home purchase loans and a lower volume of refinancings, particularly relief refinance loans, in the first half of 2014 compared to the first half of 2013. Purchases of loans with LTV ratios above 80% increased in the first half of 2014 compared to the first half of 2013. Refinance loans (other

56	Freddie Mac

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
At June 30, 2014 and December 31, 2013, our credit-enhanced mortgages (including those covered by primary mortgage insurance and credit risk transfer transactions) represented 21% and 17%, respectively, of our single-family credit guarantee portfolio based on UPB, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative. Our financial guarantees backed by Ginnie Mae Certificates and HFA bonds under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant.
We recognized recoveries from credit enhancements (excluding recoveries that represent reimbursements for our expenses, such as REO operations expenses) of $0.5 billion and $0.7 billion that reduced our charge-offs of single-family loans during the six months ended June 30, 2014 and 2013, respectively. Recoveries of charge-offs declined primarily due to lower foreclosures and foreclosure alternative volume in the first half of 2014. Substantially all of these amounts represent recoveries associated with our primary mortgage insurance policies. We recognized recoveries from credit enhancements of $117 million and $86 million during the six months ended June 30, 2014 and 2013, respectively, as part of REO operations income (expenses).
We executed four credit risk transfer transactions during the first half of 2014 that shift a portion of the mezzanine credit loss position on certain groups of loans in our New single-family book from us to private investors. We believe approximately $63.8 billion of UPB related to these transactions qualified toward our 2014 Conservatorship Scorecard goal to complete credit risk transfer transactions involving single-family mortgages with at least $90 billion in aggregate UPB. These four transactions consisted of the following:

•
Two STACR debt note issuances: In February 2014, we executed a STACR debt note transaction for $1.0 billion in UPB, which relates to $32.4 billion in UPB of loans in the single-family credit guarantee portfolio. In April 2014, we executed a second STACR debt note transaction for $966 million in UPB, which relates to $28.1 billion in UPB of loans in the single-family credit guarantee portfolio. In the February and April STACR transactions, we are exposed to the first $97 million and $84 million, respectively, of calculated losses associated with the reference pool of mortgage loans in these transactions and a portion of credit events thereafter. The UPB of the STACR debt notes held by third parties represents the maximum amount of credit protection that is available to us from such third parties through the transactions.

•
Two ACIS transactions: In April 2014 and June 2014, we further reduced our exposure to credit losses related to the reference pool of mortgage loans associated with our November 2013 and February 2014 STACR debt note transactions, respectively, by obtaining third-party insurance to cover up to $269.5 million and $284.5 million, respectively, of our mezzanine exposure to credit losses.

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
During the six months ended June 30, 2014, we helped approximately 64,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, and we completed approximately 28,000

57	Freddie Mac

foreclosures. We bear the full costs associated with our loan workouts and foreclosure alternatives on mortgages that we own or guarantee, and do not receive any reimbursement from Treasury. These costs include borrower and servicer incentive fees as well as the cost of any monthly payment reductions.
Home Affordable Modification Program and Non-HAMP Modifications
Our primary loan modification initiatives are HAMP and our non-HAMP standard loan modification initiatives. These initiatives require that each borrower complete at least a three month trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. HAMP is scheduled to end in December 2015. In June 2014, Treasury announced that it would be extended for at least another year. In 2013, as part of the servicing alignment initiative, we implemented a streamlined modification initiative, which provides an additional modification opportunity to certain borrowers. The modification that borrowers receive under this initiative has the same mortgage terms as our non-HAMP standard modification.
During the first half of 2014, approximately 35,000 borrowers (including 17,000 borrowers in the second quarter of 2014) having loans with aggregate UPB of $7.0 billion completed modifications under all of our programs, and as of June 30, 2014, approximately 23,000 borrowers were in the modification trial period. For information about the percentage of completed loan modifications that remained current, see “Table 33 — Quarterly Percentages of Modified Single-Family Loans — Current or Paid Off.”
During the first six months of 2014 and 2013, approximately 28,000 and 25,000 borrowers, respectively, completed a non-HAMP loan modification. As of June 30, 2014, the percentage of our non-HAMP modifications that were completed in 2012 and 2013 that subsequently became seriously delinquent, proceeded to foreclosure transfer, completed a short sale, or were remodified was approximately 19% and 11%, respectively.
Based on information provided by the MHA Program administrator, our servicers had completed approximately 247,000 loan modifications under HAMP from the introduction of the initiative in 2009 through June 30, 2014, compared to more than 239,000 cumulative HAMP completions as of December 31, 2013. According to the administrator, the number of our loans in the HAMP trial period declined to 3,593 as of June 30, 2014 from 4,970 as of December 31, 2013. As of June 30, 2014, the percentage of our HAMP modifications that were completed in 2012 and 2013 that subsequently became seriously delinquent, proceeded to foreclosure transfer, completed a short sale, or were remodified was approximately 14% and 8%, respectively.
In recent periods, our non-HAMP modifications have represented the majority of our modification volume. The portion of our modification volume that is HAMP-related continued to decline in the first half of 2014 due to both: (a) the availability of our non-HAMP modifications; and (b) the decline in the population of borrowers eligible for HAMP.
We incurred $29 million and $57 million of servicer incentive expenses on modified loans (both HAMP and non-HAMP) during the three and six months ended June 30, 2014, respectively, as compared to $33 million and $72 million of such incentives during the three and six months ended June 30, 2013, respectively. We also incur certain incentives for borrowers who continue to perform under their HAMP modification, which are included within our benefit for credit losses on our consolidated statements of comprehensive income.
Many of our HAMP loans have provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. Certain of our non-HAMP loan modifications have similar features and, collectively, we refer to these types of loans as “step-rate modified loans.” The risk of default may increase for borrowers with step-rate modified loans due to the increase in monthly payments resulting from these scheduled increases in the contractual interest rate of the loan. There were $43.3 billion in UPB of step-rate modified loans in our single-family credit guarantee portfolio at June 30, 2014. Approximately 9% of these loans will experience interest rate resets in the second half of 2014, and approximately 48% will experience rate resets in 2015. As of June 30, 2014, the average current contractual interest rate for all step-rate modified loans was 2.3%, and the average final interest rate that these loans are scheduled to reach in the future was 4.5%.
Loan Workout Volumes and Modification Performance
The table below presents volumes of single-family loan workouts, seriously delinquent loans, and foreclosures for the three and six months ended June 30, 2014 and 2013.

58	Freddie Mac

Table 32 — Single-Family Loan Workout, Serious Delinquency, and Foreclosure Volumes(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances
	(dollars in millions)
Home retention actions:
Loan modifications
with no change in terms(2)	139	$17	50	$5	214	$29	84	$9
with term extension	2,737	418	1,173	106	4,909	765	2,149	147
with change in interest rate and, in certain cases, term extension	9,276	1,757	10,969	1,550	19,769	3,806	22,288	3,089
with change in interest rate, term extension and principal forbearance	4,475	1,014	7,085	2,379	10,363	2,356	15,369	5,261
Total loan modifications(3)	16,627	3,206	19,277	4,040	35,255	6,956	39,890	8,506
Repayment plans(4)	6,443	919	7,268	1,043	14,303	2,010	14,912	2,090
Forbearance agreements(5)	2,350	442	3,198	620	4,603	854	6,302	1,242
Total home retention actions	25,420	4,567	29,743	5,703	54,161	9,820	61,104	11,838
Foreclosure alternatives:
Short sale	4,173	887	11,210	2,436	8,354	1,792	24,981	5,494
Deed in lieu of foreclosure transactions	849	137	517	80	1,771	284	903	145
Total foreclosure alternatives	5,022	1,024	11,727	2,516	10,125	2,076	25,884	5,639
Total single-family loan workouts	30,442	$5,591	41,470	$8,219	64,286	$11,896	86,988	$17,477
Seriously delinquent loan additions	45,695		57,024		96,052		122,305
Single-family foreclosures(6)	12,289		19,924		27,621		42,514
Seriously delinquent loans, at period end	219,329		300,185		219,329		300,185

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

(4)
Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes borrowers that are actively repaying past due amounts under a repayment plan, which totaled 12,988 and 14,981 borrowers as of June 30, 2014 and 2013, respectively.

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

Both our loan modification volume and the number of seriously delinquent loans remaining in the portfolio declined during the three and six months ended June 30, 2014, compared to the 2013 periods, primarily due to lower volumes of single-family loans becoming seriously delinquent in the 2014 periods. We expect our loan modification volume in the full year of 2014 will be lower than in 2013. The volume of foreclosures has moderated in recent periods and reflects a 35% decline in the first half of 2014 compared to the first half of 2013.
The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $83.9 billion as of June 30, 2014 from $81.7 billion as of December 31, 2013. The number of modified loans in our single-family credit guarantee portfolio continued to increase, and such loans comprised approximately 4.0% and 3.8% of our single-family credit guarantee portfolio as of June 30, 2014 and December 31, 2013, respectively. For the six months ended June 30, 2014, approximately 45% of our loan modifications were related to loans which were 180 days or more delinquent prior to the modification effective date. The estimated weighted average current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 97% at June 30, 2014. The serious delinquency rate on these loans was 12% as of June 30, 2014.
The volume of short sale transactions declined significantly in the three and six months ended June 30, 2014 compared to the same periods in 2013. Our short sale activity has declined for the last five consecutive quarters.

59	Freddie Mac

The table below presents: (a) the percentage of modified single-family loans completed between the third quarter of 2011 and the second quarter of 2013 that were current or paid off one year after modification; and (b) the percentage of modified single-family loans completed between the third quarter of 2011 and the second quarter of 2012 that were current or paid off two years after modification.
Table 33 — Quarterly Percentages of Modified Single-Family Loans — Current or Paid Off(1)

	Quarter of Loan Modification Completion(2)
	2Q 2013	1Q 2013	4Q 2012	3Q 2012	2Q 2012	1Q 2012	4Q 2011	3Q 2011
One Year Post-Modification
HAMP modifications	80%	82%	80%	80%	81%	81%	79%	78%
Non-HAMP modifications	74	76	72	72	74	62	58	59
Total	76	78	75	76	78	76	73	71

Two Years Post-Modification
HAMP modifications	N/A	N/A	N/A	N/A	78%	77%	75%	74%
Non-HAMP modifications	N/A	N/A	N/A	N/A	69	57	55	54
Total	N/A	N/A	N/A	N/A	75	73	68	67

(1)
Represents the percentage of loans that were current and performing (no payment is 30 days or more past due) or had been paid in full. Excludes loans in modification trial periods. For loans modified in a quarterly period, the reperformance rates for one year and two years represent the percentage of loans that were current or paid off after 12 to 14 months and 24 to 26 months, respectively.

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

During the six months ended June 30, 2014, refinancings comprised approximately 48% of our single-family purchase and issuance volume, compared with 81% in the six months ended June 30, 2013. We attribute this decline to higher average mortgage interest rates in the 2014 period as compared to the 2013 period. In addition, many borrowers have already refinanced their loans in recent periods at relatively low interest rates, and thus may be less likely to do so in the future.

60	Freddie Mac

The following table provides information about the volume of our relief refinance purchases as well as information about the serious delinquency rates of these loans.
Table 34 — Single-Family Relief Refinance Loans(1)

	Six Months Ended June 30, 2014			Six months ended June 30, 2013
	UPB	Number of Loans	Average Loan Balance(2)	UPB	Number of Loans	Average loan Balance(2)
	(dollars in millions, except for average loan balances)
Purchases of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$977	5,879	$166,000	$8,327	44,016	$189,000
Above 100% to 125% LTV ratio	2,785	15,478	180,000	14,197	73,552	193,000
Above 80% to 100% LTV ratio	5,117	30,096	170,000	19,244	105,812	182,000
Other (80% and below LTV ratio)	7,132	52,896	135,000	23,316	172,917	135,000
Total relief refinance mortgages	$16,011	104,349	153,000	$65,084	396,297	164,000

	As of June 30, 2014			As of December 31, 2013
	UPB	Number of Loans	Serious Delinquency Rate	UPB	Number of Loans	Serious Delinquency Rate
	(dollars in millions)
Balance of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$30,769	162,411	1.12%	$30,579	158,531	0.90%
Above 100% to 125% LTV ratio	68,321	350,951	1.04	68,416	344,832	1.01
Above 80% to 100% LTV ratio	113,980	619,476	0.85	114,688	610,128	0.85
Other (80% and below LTV ratio)	127,898	956,922	0.33	127,991	936,038	0.32
Total relief refinance mortgages	$340,968	2,089,760	0.66	$341,674	2,049,529	0.64

(1)
Purchase data consists of all single-family relief refinance mortgage loans that we either purchased or guaranteed during the period, including those associated with other guarantee commitments and Other Guarantee Transactions.

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
The serious delinquency rate of our single-family credit guarantee portfolio declined to 2.07% as of June 30, 2014 (which is the lowest level in several years) from 2.39% as of December 31, 2013, continuing the trend of improvement that began in 2010. The improvement in our serious delinquency rate is primarily due to lower volumes of single-family loans becoming seriously delinquent and continued loss mitigation and foreclosure activities for loans in the Legacy single-family books. As of June 30, 2014, our serious delinquency rate for the aggregate of those states that require a judicial foreclosure and all other states was 2.89% and 1.39%, respectively, compared to 3.31% and 1.63%, respectively, as of December 31, 2013.

61	Freddie Mac

In April 2014, we received FHFA's approval for a pilot transaction to sell certain seriously delinquent unsecuritized single-family loans. We expect to complete the sale of substantially all of these loans in the third quarter of 2014, which would further reduce our serious delinquency rate.
Our serious delinquency rates have been affected by delays, including those due to increases in foreclosure process timeframes, general constraints on servicer capacity (which affects the rate at which servicers modify or foreclose upon loans), and court backlogs (in states that require a judicial foreclosure process). These situations generally extend the time it takes for the loans to be modified, foreclosed upon, or otherwise resolved, and thus transition out of serious delinquency. As of June 30, 2014 and December 31, 2013, the percentage of seriously delinquent loans that have been delinquent for more than six months was 73% and 71%, respectively, and most of these loans have been delinquent for longer than one year. Loans that have been delinquent for more than a year are more challenging to resolve as many of these borrowers: (a) may not be in contact with the servicer; (b) may not be eligible for modifications; or (c) are in geographic areas where the foreclosure process has lengthened or is subject to judicial review. The longer a loan remains delinquent, the greater the associated costs we incur, in part due to expenses associated with loss mitigation and foreclosure.
The table below presents serious delinquency rates and information about seriously delinquent loans in our single-family credit guarantee portfolio.
Table 35 — Single-Family Serious Delinquency Statistics

	As of June 30, 2014			As of December 31, 2013
	Percentage of Portfolio		Serious Delinquency Rate	Percentage of Portfolio		Serious Delinquency Rate
Credit Protection:
Non-credit-enhanced	79%		1.78%	83%		2.04%
Credit-enhanced(1)	21		4.01	17		4.83
Total(2)	100%		2.07	100%		2.39

	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate
State:(3)(4)
Florida	32,936	15%	5.01%	42,948	17%	6.44%
New York	20,266	9	4.22	21,459	8	4.41
New Jersey	18,078	8	5.86	19,306	8	6.20
Illinois	13,063	6	2.37	15,521	6	2.79
California	12,654	6	1.04	15,620	6	1.30
All others	120,066	56	1.62	137,907	55	1.85
Total	217,063	100%		252,761	100%

	# of Seriously Delinquent Loans	Percent		# of Seriously Delinquent Loans	Percent
Aging, by locality:(4)
Judicial review states:(5)
Less than or equal to 1 year	50,704	23%		59,129	23%
More than 1 year and less than or equal to 2 years	25,801	12		30,604	12
More than 2 years	57,225	26		65,154	26
Non-judicial states:(5)
Less than or equal to 1 year	50,925	24		60,175	24
More than 1 year and less than or equal to 2 years	15,070	7		17,968	7
More than 2 years	17,338	8		19,731	8
Combined:(5)
Less than or equal to 1 year	101,629	47		119,304	47
More than 1 year and less than or equal to 2 years	40,871	19		48,572	19
More than 2 years	74,563	34		84,885	34
Total	217,063	100%		252,761	100%

Payment Status:
One month past due	1.53%			1.73%
Two months past due	0.48%			0.57%

62	Freddie Mac

(1)	See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.

(2)	As of June 30, 2014 and December 31, 2013, approximately 57% and 61%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

(3)	Represent the states with the highest number of seriously delinquent loans as of June 30, 2014.

(4)	Excludes loans underlying certain single-family Other Guarantee Transactions since the geographic information is not available to us for these loans.

(5)
For this presentation, the states and territories classified as having a judicial foreclosure process consist of: CT, DE, FL, HI, IA, IL, IN, KS, KY, LA, ME, ND, NE, NJ, NM, NY, OH, OK, OR, PA, PR, SC, SD, VI, VT, and WI. All other states are classified as having a non-judicial foreclosure process.

Our servicing guidelines require that our servicers refrain from starting the foreclosure process on a primary residence until a loan is at least 121 days delinquent, regardless of where the property is located. However, we evaluate the timeliness of foreclosure completion by our servicers based on the state where the property is located. Our servicing guide states that for loans beginning the foreclosure process since July 2013, the expected timeline to complete foreclosure ranges from 283 days in Alabama to 845 days in New York (and 1,015 days within New York City). Our guide provides for instances of allowable foreclosure delays in excess of the expected timelines for specific situations involving delinquent loans, such as when the borrower files for bankruptcy or appeals a denial of a loan modification.
During the six months ended June 30, 2014 and 2013, the nationwide average for completion of a foreclosure (as measured from the date of the last scheduled payment made by the borrower) on our single-family delinquent loans, excluding those underlying our Other Guarantee Transactions, was 875 days and 728 days, respectively, which included: (a) an average of 1,033 days and 900 days, respectively, for foreclosures completed in states that require a judicial foreclosure process; and (b) an average of 644 days and 529 days, respectively, for foreclosures completed in all other states. During the six months ended June 30, 2014, a significant number of loans that had been subject to delays discussed above (and that had been delinquent for more than a year) completed the foreclosure process, which caused the nationwide average for foreclosure completions to increase compared to the six months ended June 30, 2013.
We continue to experience significant variability in the average time for foreclosure by state. For example, during the six months ended June 30, 2014, the average time for completion of foreclosures associated with loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, ranged from 403 days in Missouri to 1,337 days in New Jersey (as measured from the date of the last scheduled payment made by the borrower), as compared to an expected timeline of 282 days in Missouri (as revised effective July 2013) and 796 days in New Jersey, per our servicing guidelines (including allowable foreclosure delays).
The tables below present serious delinquency rates categorized by borrower and loan characteristics, including geographic region and origination year, and indicate that certain concentrations of loans have been more adversely affected by declines in home prices and weak economic conditions during the housing crisis that began in 2006. We purchased significant amounts of loans originated in 2005 through 2008 with higher-risk characteristics and, as of June 30, 2014, we continued to experience high serious delinquency rates on those loans.

63	Freddie Mac

Table 36 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of June 30, 2014
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$21	$404	$425	65%	6.1%	2.34%
Illinois, Michigan, and Ohio(4)	3	170	173	73	4.0	1.83
New York and New Jersey(5)	7	137	144	66	4.7	4.86
All other states	21	887	908	68	3.1	1.63
Year of origination(6):
2014	—	70	70	76	—	—
2013	—	279	279	66	—	0.03
2012	—	254	254	58	—	0.06
2011	—	112	112	56	0.1	0.21
2010	—	105	105	58	0.2	0.41
2009	—	110	110	60	0.7	0.86
HARP and other relief refinance loans(6)	—	341	341	78	0.4	0.66
2005-2008 Legacy single-family book	44	197	241	85	18.6	7.93
Pre-2005 Legacy single-family book	8	130	138	49	5.2	3.11

	As of December 31, 2013
	Alt-A UPB	Non Alt-A UPB	Total UPB	Estimated Current LTV Ratio(1)	Percentage Modified(2)	Serious Delinquency Rate
	(dollars in billions)
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$23	$399	$422	68%	5.9%	3.01%
Illinois, Michigan, and Ohio(4)	4	172	176	76	3.9	2.11
New York and New Jersey(5)	7	138	145	67	4.3	5.11
All other states	23	887	910	69	3.0	1.85
Year of origination(6):
2013	—	270	270	69	—	0.01
2012	—	265	265	61	—	0.04
2011	—	120	120	58	—	0.18
2010	—	113	113	60	0.1	0.39
2009	—	120	120	62	0.5	0.88
HARP and other relief refinance loans(6)	—	342	342	81	0.3	0.64
2005-2008 Legacy single-family book	48	220	268	87	16.5	8.77
Pre-2005 Legacy single-family book	9	146	155	50	4.6	3.24

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)
Credit Losses
Geographical distribution:
Arizona, California, Florida, and Nevada(3)	$63	$619	$682	$579	$1,372	$1,951
Illinois, Michigan, and Ohio(4)	33	267	300	98	564	662
New York and New Jersey(5)	39	144	183	32	86	118
All other states	66	587	653	159	936	1,095
Year of origination(6):
2014	—	—	—	N/A	N/A	N/A
2013	—	—	—	—	—	—
2012	—	2	2	—	—	—
2011	—	3	3	—	4	4
2010	—	11	11	—	13	13
2009	—	35	35	—	53	53
Subtotal - New single-family book	—	51	51	—	70	70
HARP and other relief refinance loans(6)	—	130	130	—	170	170
2005-2008 Legacy single-family book	191	1,287	1,478	836	2,381	3,217
Pre-2005 Legacy single-family book	10	149	159	32	337	369

(1)	See endnote (3) to “Table 30 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.

64	Freddie Mac

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

65	Freddie Mac

Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of June 30, 2014
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.2%	7.21%	0.6%	10.65%	0.6%	15.81%	2.4%	22.5%	9.67%
15- year amortizing fixed-rate	0.2	3.46	—	2.56	—	3.12	0.2	1.1	3.41
ARMs/adjustable rate(4)	0.1	9.23	—	15.27	—	28.37	0.1	13.9	11.84
Interest-only(5)	—	11.76	0.1	19.84	—	28.43	0.1	0.3	20.34
Other(6)	—	3.71	—	10.02	—	17.65	—	5.9	5.55
Total FICO scores < 620	1.5	6.41	0.7	10.67	0.6	16.21	2.8	18.3	8.87
FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.5	4.83	1.2	8.10	1.0	13.49	4.7	17.2	7.00
15- year amortizing fixed-rate	0.5	2.04	0.1	1.64	—	1.60	0.6	0.5	2.01
ARMs/adjustable rate(4)	0.1	4.41	—	11.11	0.1	26.03	0.2	4.0	7.67
Interest-only(5)	0.1	8.92	—	14.99	0.1	25.20	0.2	0.3	16.88
Other(6)	—	3.15	—	4.71	—	7.14	—	2.7	4.53
Total FICO scores of 620 to 659	3.2	4.15	1.3	8.02	1.2	14.02	5.7	13.3	6.29
FICO scores of ≥ 660:
20 and 30- year or more amortizing fixed-rate	49.2	0.97	14.1	2.40	5.2	6.70	68.5	3.9	1.67
15- year amortizing fixed-rate	15.7	0.33	0.9	0.41	0.3	0.74	16.9	0.1	0.33
ARMs/adjustable rate(4)	3.5	0.92	0.5	4.48	0.1	16.39	4.1	0.8	1.90
Interest-only(5)	0.6	4.06	0.5	9.43	0.5	17.06	1.6	0.1	9.77
Other(6)	—	1.62	0.1	1.48	—	3.04	0.1	1.1	1.85
Total FICO scores ≥ 660	69.0	0.78	16.1	2.50	6.1	7.31	91.2	2.7	1.42
Total FICO scores not available	0.2	5.33	0.1	11.48	—	22.33	0.3	9.7	6.59
All FICO scores:
20 and 30- year or more amortizing fixed-rate	53.0	1.43	15.9	3.27	6.8	8.53	75.7	5.6	2.39
15- year amortizing fixed-rate	16.3	0.46	1.0	0.53	0.3	0.90	17.6	0.1	0.47
ARMs/adjustable rate(4)	3.8	1.42	0.5	5.59	0.2	18.78	4.5	1.4	2.62
Interest-only(5)	0.7	4.67	0.6	10.33	0.6	18.41	1.9	0.1	10.81
Other(6)	0.1	8.22	0.2	5.69	—	11.22	0.3	9.8	7.81
Total single-family credit guarantee portfolio(7)	73.9%	1.17%	18.2%	3.37%	7.9%	9.08%	100.0%	4.0%	2.07%
By Region(8)
FICO scores < 620:
North Central	0.3%	4.86%	0.1%	7.80%	0.1%	11.96%	0.5%	17.2%	7.02%
Northeast	0.4	9.82	0.2	16.51	0.2	23.19	0.8	20.9	13.35
Southeast	0.3	6.70	0.1	10.22	0.2	17.17	0.6	19.3	9.49
Southwest	0.2	5.02	0.1	9.20	—	14.73	0.3	12.5	6.13
West	0.3	4.38	0.2	8.07	0.1	11.59	0.6	20.6	6.34
Total FICO scores < 620	1.5	6.41	0.7	10.67	0.6	16.21	2.8	18.3	8.87
FICO scores of 620 to 659:
North Central	0.4	3.27	0.3	5.90	0.3	9.79	1.0	12.6	4.98
Northeast	0.8	6.30	0.4	12.76	0.3	21.01	1.5	14.4	9.56
Southeast	0.6	4.58	0.3	7.93	0.3	15.17	1.2	14.1	7.13
Southwest	0.6	3.03	0.1	5.91	—	11.00	0.7	8.3	3.77
West	0.8	3.02	0.2	6.74	0.3	10.76	1.3	16.5	4.90
Total FICO scores of 620 to 659	3.2	4.15	1.3	8.02	1.2	14.02	5.7	13.3	6.29
FICO scores ≥ 660:
North Central	11.2	0.60	3.4	1.76	1.2	4.98	15.8	2.2	1.09
Northeast	17.9	1.14	4.4	3.87	1.3	11.50	23.6	2.6	2.05
Southeast	9.8	1.02	3.2	2.54	1.6	8.41	14.6	3.1	1.97
Southwest	8.9	0.56	1.7	1.19	0.2	3.84	10.8	1.2	0.69
West	21.2	0.54	3.4	2.58	1.8	5.65	26.4	3.8	1.09
Total FICO scores ≥ 660	69.0	0.78	16.1	2.50	6.1	7.31	91.2	2.7	1.42
Total FICO scores not available	0.2	5.33	0.1	11.48	—	22.33	0.3	9.7	6.59
All FICO scores:
North Central	12.0	0.87	3.9	2.43	1.5	6.43	17.4	3.4	1.58
Northeast	19.1	1.75	5.0	5.18	1.8	14.24	25.9	4.1	2.99
Southeast	10.7	1.55	3.6	3.48	2.1	10.21	16.4	4.8	2.79
Southwest	9.7	0.95	1.9	2.07	0.2	6.42	11.8	2.3	1.19
West	22.4	0.72	3.8	3.11	2.3	6.59	28.5	4.8	1.42
Total single-family credit guarantee portfolio(7)	73.9%	1.17%	18.2%	3.37%	7.9%	9.08%	100.0%	4.0%	2.07%

66	Freddie Mac

	As of December 31, 2013
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.1%	7.89%	0.8%	11.89%	0.7%	17.86%	2.6%	21.3%	10.95%
15- year amortizing fixed-rate	0.2	3.76	—	3.77	—	2.97	0.2	1.1	3.74
ARMs/adjustable rate(4)	0.1	9.90	—	15.98	—	28.73	0.1	13.3	12.86
Interest-only(5)	—	12.30	—	20.93	—	31.29	—	0.6	22.77
Other(6)	—	3.86	—	9.80	—	17.49	—	5.5	5.66
Total FICO scores < 620	1.4	6.96	0.8	11.89	0.7	18.25	2.9	17.4	9.99
FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.4	5.26	1.1	9.07	1.2	15.19	4.7	16.3	7.98
15- year amortizing fixed-rate	0.5	2.22	0.1	2.47	—	2.07	0.6	0.5	2.23
ARMs/adjustable rate(4)	0.1	4.85	0.1	10.97	—	25.27	0.2	3.5	8.49
Interest-only(5)	0.1	9.76	0.1	15.89	0.1	28.30	0.3	0.4	19.49
Other(6)	—	3.57	—	5.50	—	6.30	—	2.4	4.91
Total FICO scores of 620 to 659	3.1	4.49	1.4	8.97	1.3	15.78	5.8	12.6	7.18
FICO scores of ≥ 660:
20 and 30- year or more amortizing fixed-rate	46.7	1.06	14.6	2.69	6.3	7.25	67.6	3.8	1.94
15- year amortizing fixed-rate	15.8	0.36	1.1	0.42	0.4	0.73	17.3	0.1	0.36
ARMs/adjustable rate(4)	3.4	1.00	0.5	5.11	0.2	16.31	4.1	0.8	2.32
Interest-only(5)	0.6	4.30	0.6	10.06	0.6	18.86	1.8	0.2	11.33
Other(6)	—	1.96	0.1	1.75	—	2.99	0.1	0.9	2.06
Total FICO scores ≥ 660	66.5	0.84	16.9	2.77	7.5	7.99	90.9	2.6	1.65
Total FICO scores not available	0.3	5.62	0.1	12.04	—	22.55	0.4	7.9	8.49
All FICO scores:
20 and 30- year or more amortizing fixed-rate	50.4	1.57	16.6	3.67	8.1	9.30	75.1	5.4	2.78
15- year amortizing fixed-rate	16.5	0.50	1.2	0.59	0.3	0.90	18.0	0.1	0.51
ARMs/adjustable rate(4)	3.6	1.55	0.6	6.20	0.2	18.43	4.4	1.4	3.10
Interest-only(5)	0.7	4.97	0.7	10.99	0.8	20.39	2.2	0.2	12.51
Other(6)	0.1	9.19	0.1	6.20	0.1	12.06	0.3	9.2	8.63
Total single-family credit guarantee portfolio(7)	71.3%	1.28%	19.2%	3.75%	9.5%	9.94%	100.0%	3.8%	2.39%
By Region(8)
FICO scores < 620:
North Central	0.1%	5.39%	0.3%	8.57%	0.1%	13.38%	0.5%	16.5%	8.01%
Northeast	0.4	10.31	0.2	18.11	0.2	25.64	0.8	19.6	14.40
Southeast	0.3	7.50	0.1	11.74	0.2	20.76	0.6	18.2	11.23
Southwest	0.3	5.31	0.1	10.29	—	15.79	0.4	11.8	6.72
West	0.3	4.78	0.1	9.20	0.2	13.06	0.6	19.9	7.37
Total FICO scores < 620	1.4	6.96	0.8	11.89	0.7	18.25	2.9	17.4	9.99
FICO scores of 620 to 659:
North Central	0.5	3.55	0.3	6.68	0.3	11.08	1.1	11.9	5.76
Northeast	0.8	6.60	0.3	13.97	0.4	23.02	1.5	13.4	10.32
Southeast	0.6	5.04	0.3	9.17	0.3	18.17	1.2	13.2	8.50
Southwest	0.5	3.24	0.2	6.82	—	11.67	0.7	7.8	4.21
West	0.7	3.37	0.3	7.47	0.3	12.36	1.3	16.1	5.83
Total FICO scores of 620 to 659	3.1	4.49	1.4	8.97	1.3	15.78	5.8	12.6	7.18
FICO scores of ≥ 660:
North Central	10.7	0.62	3.8	1.88	1.5	5.27	16.0	2.1	1.23
Northeast	17.6	1.20	4.6	4.30	1.4	11.96	23.6	2.4	2.21
Southeast	9.4	1.16	3.2	2.93	2.0	10.01	14.6	3.0	2.44
Southwest	8.6	0.61	1.8	1.44	0.2	3.88	10.6	1.2	0.78
West	20.2	0.59	3.5	2.94	2.4	6.39	26.1	3.7	1.34
Total FICO scores ≥ 660	66.5	0.84	16.9	2.77	7.5	7.99	90.9	2.6	1.65
Total FICO scores not available	0.3	5.62	0.1	12.04	—	22.55	0.4	7.9	8.49
All FICO scores:
North Central	11.5	0.93	4.2	2.61	1.9	6.91	17.6	3.3	1.81
Northeast	19.0	1.83	5.1	5.76	1.9	15.07	26.0	3.8	3.23
Southeast	10.3	1.75	3.7	4.00	2.5	12.10	16.5	4.6	3.42
Southwest	9.4	1.04	2.1	2.47	0.3	6.62	11.8	2.2	1.36
West	21.1	0.79	4.1	3.50	2.9	7.43	28.1	4.7	1.73
Total single-family credit guarantee portfolio(7)	71.3%	1.28%	19.2%	3.75%	9.5%	9.94%	100.0%	3.8%	2.39%

(1)	The current LTV ratios are our estimates. See endnote (3) to “Table 30 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.

(2)	Based on UPB of the single-family credit guarantee portfolio. Within these columns, "—" represents less than 0.05%.

67	Freddie Mac

(3)	See endnote (2) to “Table 36 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio” for further information.

(4)	Includes balloon/reset and option ARM mortgage loans.

(5)
Includes both fixed-rate and adjustable rate loans. The percentages of interest-only loans which have been modified at period end reflect that a number of these loans have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.

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
The table below provides certain attributes of our multifamily mortgage portfolio at June 30, 2014 and December 31, 2013.

68	Freddie Mac

Table 38 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate(1) at
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(dollars in billions)
Original LTV ratio
Below 75%	$93.3	$93.1	0.01%	0.06%
75% to 80%	33.7	34.1	0.04	0.15
Above 80%	5.6	5.6	0.04	0.19
Total	$132.6	$132.8	0.02%	0.09%
Weighted average LTV ratio at origination	69%	70%
Maturity Dates
2014	$0.6	$2.1	—%	0.12%
2015	5.5	6.9	—	0.05
2016	10.1	11.2	—	—
2017	9.5	10.0	—	0.43
2018	16.6	17.0	—	—
2019	17.8	17.5	0.07	0.07
Beyond 2019	72.5	68.1	0.02	0.09
Total	$132.6	$132.8	0.02%	0.09%
Year of Acquisition or Guarantee(2)
2007 and prior	$31.3	$34.2	0.05%	0.24%
2008	12.1	13.2	0.03	0.18
2009	10.7	11.2	—	—
2010	10.4	10.9	0.07	0.13
2011	15.5	15.9	—	—
2012	23.3	23.7	—	—
2013	22.6	23.7	—	—
2014	6.7	N/A	—	N/A
Total	$132.6	$132.8	0.02%	0.09%
Current Loan Size
Above $25 million	$50.0	$50.6	—%	0.05%
Above $5 million to $25 million	73.5	73.2	0.02	0.11
$5 million and below	9.1	9.0	0.11	0.14
Total	$132.6	$132.8	0.02%	0.09%
Legal Structure
Unsecuritized loans	$52.6	$59.2	0.02%	0.08%
K Certificates	66.3	59.8	0.01	0.07
Other Freddie Mac mortgage-related securities	4.7	4.8	0.12	0.59
Other guarantee commitments	9.0	9.0	—	—
Total	$132.6	$132.8	0.02%	0.09%
Credit Enhancement
Credit-enhanced	$76.5	$70.2	0.02%	0.11%
Non-credit-enhanced	56.1	62.6	0.02	0.07
Total	$132.6	$132.8	0.02%	0.09%
Payment Type
Interest-only	$19.4	$20.1	—%	0.14%
Partial interest-only(3)	29.4	32.6	—	—
Amortizing	83.8	80.1	0.03	0.12
Total	$132.6	$132.8	0.02%	0.09%

(1)
Our delinquency rates for multifamily loans are positively affected to the extent we have been successful in working with troubled borrowers to modify their loans prior to becoming delinquent or by providing temporary relief through short-term loan extensions or forbearance agreements. See “Multifamily Delinquencies” below for more information about our multifamily delinquency rates. Within these columns, "—" represents less than 0.005%.

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

69	Freddie Mac

Multifamily Product Types
Most multifamily loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity. Therefore, the borrower’s potential inability to refinance or pay off the loan at maturity is a key loan attribute we monitor. Borrowers may be less able to refinance their obligations during periods of rising interest rates or adverse market conditions, which could lead to default if the borrower is unable to find affordable refinancing before the loan matures. Of the $52.6 billion in UPB of our unsecuritized multifamily mortgage loans on our consolidated balance sheets as of June 30, 2014, approximately 11% will mature during the remainder of 2014 and 2015, and the remaining 89% will mature in 2016 and beyond.
Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may: (a) be amortizing or interest-only (for the full term or a portion thereof); and (b) have a fixed or variable rate of interest. Our multifamily loans generally have shorter terms than single-family mortgages and typically have balloon maturities ranging from five to ten years. At June 30, 2014 and December 31, 2013, approximately 63% and 60%, respectively, of our multifamily mortgage portfolio consisted of amortizing loans, which reduce our credit exposure over time since the UPB of the loan declines with each mortgage payment. In addition, as of June 30, 2014 and December 31, 2013, approximately 22% and 25%, respectively, of our multifamily mortgage portfolio consisted of partial interest-only loans, which after a defined period of time will begin to include amortization of principal.
Multifamily Credit Enhancements
Our primary business model in the Multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. With this model, we have securitized $79.4 billion in UPB of multifamily loans between 2009 and June 30, 2014 and have attracted private capital to the multifamily market from investors who purchase subordinated securities that we do not issue or guarantee. These securities are backed by loans that are sourced by our seller/servicers and directly underwritten by us. Our K Certificate transactions are structured such that private investors (that hold unguaranteed subordinated securities) are the first to absorb losses on the underlying loans and the amount of subordination to the guaranteed certificates is set at a level that we believe is sufficient to cover the expected credit losses on the loans. As a result, we believe private investors will absorb the expected credit risk in these transactions and thereby reduce the loss exposure to us and U.S. taxpayers. At June 30, 2014 and December 31, 2013, the UPB of K Certificates with subordination coverage was $65.8 billion and $59.3 billion, respectively, and the average subordination coverage on these securities was 18% at both June 30, 2014 and December 31, 2013. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio.
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
Our delinquency rates continue to be among the lowest in the industry. There were 6 and 16 delinquent loans in our multifamily mortgage portfolio at June 30, 2014 and December 31, 2013, respectively. Our multifamily mortgage portfolio delinquency rate of 0.02% and 0.09% at June 30, 2014 and December 31, 2013, respectively, reflects continued strong portfolio performance and positive market fundamentals. Our delinquency rate for credit-enhanced loans was 0.02% and 0.11% at June 30, 2014 and December 31, 2013, respectively, and for non-credit-enhanced loans was 0.02% and 0.07% at June 30, 2014 and December 31, 2013, respectively. The delinquency rate on loans underlying our K Certificates transactions was 0.01% and 0.07% at June 30, 2014 and December 31, 2013, respectively. Since we began issuing K Certificates, we have experienced no credit losses associated with our guarantees on these securities. As of June 30, 2014, approximately one-half of the loans in our multifamily mortgage portfolio that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans and guarantees.
TDRs and Non-Accrual Mortgage Loans
TDRs represent those loans where we have granted a concession to a borrower who is experiencing financial difficulties. Loans that have been classified as TDRs remain categorized as such throughout the remaining life of the loan regardless of whether the borrower makes payments that return the loan to a current payment status. TDRs include HAMP and non-HAMP loan modifications, as well as loans in modification trial periods and loans subject to certain other loss mitigation actions.
We place loans, including TDRs, on non-accrual status when we believe the collectability of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2013 Annual Report and “NOTE 5: IMPAIRED LOANS” for further information about our TDRs and non-accrual loans.

70	Freddie Mac

The table below provides information about TDRs and non-accrual mortgage loans on our consolidated balance sheets.
Table 39 — TDRs and Non-Accrual Mortgage Loans(1)

	June 30, 2014	December 31, 2013	June 30, 2013
TDRs on accrual status:	(dollars in millions)
Single-family	$81,400	$78,033	$71,047
Multifamily	576	675	766
Subtotal —TDRs on accrual status	81,976	78,708	71,813
Non-accrual loans:
Single-family(2)	36,458	42,829	51,453
Multifamily(3)	511	628	1,113
Subtotal — non-accrual loans	36,969	43,457	52,566
Total TDRs and non-accrual mortgage loans	$118,945	$122,165	$124,379

Loan loss reserves associated with:
TDRs on accrual status	$14,270	$14,254	$13,487
Non-accrual loans	7,341	8,924	11,102
Total loan loss reserves associated with TDRs and non-accrual loans(4)	$21,611	$23,178	$24,589

(1)	Based on UPB.

(2)	Includes $18.2 billion, $19.6 billion, and $20.7 billion in UPB of seriously delinquent loans classified as TDRs at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

(3)	Includes $0.5 billion, $0.6 billion, and $1.0 billion in UPB of loans that were current as of June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

(4)
The total loan loss reserve for all loans was $22.8 billion, $24.7 billion, and $26.4 billion as of June 30, 2014, December 31, 2013, and June 30, 2013, respectively. The portion of our single-family loan loss reserve associated with foregone interest on loans where we have reduced the contractual interest rate (i.e., provided an interest rate concession to the borrower) for single-family TDR loans was approximately 63% of the loan loss reserve associated with single-family TDR loans at June 30, 2014.

The UPB of our non-accrual mortgage loans declined to $37.0 billion as of June 30, 2014 from $43.5 billion as of December 31, 2013, and the UPB of mortgage loans classified as TDR continued to increase. We expect the amount of mortgage loans classified as TDRs to remain at elevated levels for the foreseeable future. See “Credit Loss Performance — Loan Loss Reserves” for information about the decline in our loan loss reserves in the first half of 2014.
REO Assets
The table below provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. See “Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates of loans in our single-family credit guarantee portfolio.

71	Freddie Mac

Table 40 — REO Activity by Region(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(number of properties)
REO Inventory
Single-family:
Inventory, beginning of period	43,565	47,968	47,307	49,071
Acquisitions, by region:
Northeast	1,921	2,133	4,254	3,900
Southeast	4,019	5,618	9,352	11,095
North Central	2,546	5,029	5,929	11,054
Southwest	900	1,780	2,186	3,778
West	1,206	1,858	3,255	4,472
Total single-family acquisitions	10,592	16,418	24,976	34,299
Dispositions, by region:
Northeast	(2,525)	(1,765)	(4,755)	(3,428)
Southeast	(6,273)	(5,543)	(12,196)	(10,656)
North Central	(5,182)	(7,171)	(11,156)	(14,132)
Southwest	(1,726)	(2,282)	(3,540)	(4,672)
West	(2,317)	(3,002)	(4,502)	(5,859)
Total single-family dispositions	(18,023)	(19,763)	(36,149)	(38,747)
Inventory at June 30,	36,134	44,623	36,134	44,623

Multifamily:
Inventory, beginning of period	2	6	1	6
Acquisitions	—	2	1	3
Dispositions	(1)	(3)	(1)	(4)
Inventory at June 30,	1	5	1	5
Total inventory at June 30,	36,135	44,628	36,135	44,628

(1)	See endnote (8) to “Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
Our REO inventory (measured in number of properties) declined 24% from December 31, 2013 to June 30, 2014 primarily due to REO dispositions exceeding our acquisitions in the first half of 2014 and a declining amount of seriously delinquent loans. We continued to experience a relatively high volume of REO dispositions in the first half of 2014, which we believe was driven by significant demand for single-family homes from both investors and owner-occupant buyers. We expect our REO acquisitions to continue to decline, due primarily to the continued decline in the number of seriously delinquent loans in our single-family credit guarantee portfolio. However, we expect our REO dispositions to remain at elevated levels in the near term, as we have a large REO inventory.
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
Our expanded loss mitigation efforts are providing borrowers with viable alternatives to foreclosure. As a result of the continued high level of loss mitigation efforts, fewer of our loans are proceeding through foreclosure to REO acquisition. However, our REO acquisition activity in the Northeast and Southeast was high in the first half of 2014, in part because a significant number of loans that had experienced significant delays in certain judicial states within these regions completed the foreclosure process.
Our single-family REO acquisitions in the first half of 2014 were most significant in the states of Florida, Illinois, Maryland, and Ohio, which collectively represented 41% of total single-family REO acquisitions during that period, based on the number of properties, and comprised 42% of our total single-family REO property inventory at June 30, 2014.
Our REO acquisition activity is disproportionately high for certain types of loans in our single-family credit guarantee portfolio, including loans with certain higher-risk characteristics. For example, the percentage of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 2% and 3%, respectively, at June 30, 2014. The percentage of our REO acquisitions in the first half of 2014 that had been financed by either of these loan types

72	Freddie Mac

represented approximately 23% of our total REO acquisitions, based on loan amount prior to acquisition. In addition, loans from our 2005-2008 Legacy single-family book comprised approximately 78% of our REO acquisition activity during the first half of 2014.
We are unable to market a significant portion of our REO property inventory at any given time, which can increase the average holding period of our inventory. For example, some jurisdictions require a period of time after foreclosure during which the borrower may reclaim the property. During this period, we generally are not able to sell the property. As of June 30, 2014 and December 31, 2013, the percentage of our single-family REO property inventory that had been held for sale longer than one year was 7.5% and 5.8%, respectively. Though it varied significantly in different states, the average holding period of our single-family REO properties, excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, was 218 days and 202 days for our REO dispositions during the six months ended June 30, 2014 and 2013, respectively.
The Southeast region comprised 31% and 30% of our single-family REO property inventory, based on the number of properties, as of June 30, 2014 and December 31, 2013, respectively, and the North Central region comprised 29% and 33%, respectively. The North Central region generally has experienced more challenging economic conditions, includes a number of states with longer foreclosure timelines due to the local laws and foreclosure process, and has housing markets with generally lower demand and lower home values than in other regions. In the Southeast region, Florida comprised 20% of our total single-family REO inventory at June 30, 2014 and has been one of the states with high REO severity rates in the last several years. See "NOTE 6: REAL ESTATE OWNED" for more information on our REO properties.
The table below provides information about our REO properties at June 30, 2014 and December 31, 2013.
Table 41 — Single-Family REO Property Status

	As of June 30, 2014	As of December 31, 2013
	(Percent of properties)
Available for sale	31%	30%
Pending settlement of sale(1)	18	14
Pre-listing(2)	12	10
Unable to market:
Redemption period(3)	10	11
Occupied (waiting for eviction or vacancy)	15	18
Under repair and other(4)	14	17
Subtotal — unable to market	39	46
Total	100%	100%

(1)	Consists of properties where we have an executed sales contract and settlement has not yet occurred.

(2)	Consists of properties that are not being actively marketed because we are evaluating the property condition or determining our sale strategy.

(3)	Consists of properties located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property.

(4)
Includes properties where we are preparing the property for sale and other properties where marketing is on hold, including where we are involved in litigation or other legal and regulatory issues concerning the property.

As shown in the table above, a significant portion of the properties in our REO inventory are unable to be marketed because they are in the process of being repaired, remain occupied, or are located in states with a redemption period (particularly in the states of Illinois, Michigan, and Minnesota).
Credit Loss Performance
Many loans that are seriously delinquent, or in foreclosure, result in credit losses. The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

73	Freddie Mac

Table 42 — Credit Loss Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
REO
REO balances, net:
Single-family	$3,661	$3,997	$3,661	$3,997
Multifamily	16	54	16	54
Total	$3,677	$4,051	$3,677	$4,051
REO operations (income) expense:
Single-family	$(48)	$(109)	$11	$(101)
Multifamily	(2)	(1)	(2)	(3)
Total	$(50)	$(110)	$9	$(104)
Charge-offs
Single-family:
Charge-offs, gross(1) (including $1.2 billion, $2.3 billion, $2.7 billion and $5.0 billion, relating to loan loss reserves, respectively)	$1,242	$2,400	$2,717	$5,113
Recoveries(2)	(343)	(528)	(910)	(1,186)
Single-family, net	$899	$1,872	$1,807	$3,927
Multifamily:
Charge-offs, gross(1) (including $2 million, $(1) million, $2 million and $1 million relating to loan loss reserves, respectively)	$2	$5	$2	$23
Recoveries(2)	—	—	—	(1)
Multifamily, net	$2	$5	$2	$22
Total Charge-offs:
Charge-offs, gross(1) (including $1.2 billion, $2.3 billion, $2.7 billion and $5.0 billion relating to loan loss reserves, respectively)	$1,244	$2,405	$2,719	$5,136
Recoveries(2)	(343)	(528)	(910)	(1,187)
Total Charge-offs, net	$901	$1,877	$1,809	$3,949
Credit Losses(3)
Single-family	$851	$1,763	$1,818	$3,826
Multifamily	—	4	—	19
Total	$851	$1,767	$1,818	$3,845
Total (in bps)(4)	18.8	39.3	20.1	42.9

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

(2)
Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through certain credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative. Includes $0.4 billion in both the six months ended June 30, 2014 and 2013 related to repurchase requests from our seller/servicers (including $0.3 billion in the six months ended June 30, 2014 related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments).

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

Our credit losses are generally measured at the conclusion of the loan and related collateral resolution process. Our expenses associated with home retention actions (e.g., loan modifications) are generally not reflected in our credit losses. There is a significant lag in time from the start of loan workout activities by our servicers on problem loans (e.g., seriously delinquent loans) to the final resolution of those loans by the completion of foreclosures (and subsequent REO sales) and foreclosure alternatives (e.g., short sales). Single-family charge-offs, gross, for the three and six months ended June 30, 2014 were $1.2 billion and $2.7 billion, respectively, compared to $2.4 billion and $5.1 billion for the three and six months ended June 30, 2013, respectively. These charge-offs were associated with approximately $2.7 billion and $5.9 billion in UPB of loans for the three and six months ended June 30, 2014, respectively, and $5.4 billion and $11.8 billion for the three and six months ended

74	Freddie Mac

June 30, 2013, respectively. Our single-family charge-offs, gross, were significantly lower in the first half of 2014 compared to the first half of 2013 primarily due to: (a) lower volumes of foreclosures and foreclosure alternatives; and (b) improvements in home prices in many of the areas in which we have had significant foreclosure and short sale activity. Single-family charge-offs, net, in the first half of 2014 include recoveries of $0.3 billion related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. We expect our charge-offs and credit losses to continue to be lower than the level we experienced in 2013, but to remain elevated in the remainder of 2014 due to the substantial number of delinquent and underwater single-family loans that will likely be resolved.
Our single-family credit losses during the first half of 2014 were high in California (since it represents a significant portion of our single-family credit guarantee portfolio), and credit losses continued to be disproportionately high in Florida, Nevada, and Arizona. Collectively, these four states comprised approximately 43% and 38% of our total credit losses in the three and six months ended June 30, 2014, respectively. We estimate that these states had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured by our home price index. Our 2005-2008 Legacy single-family book comprised approximately 15% of our single-family credit guarantee portfolio, based on UPB at June 30, 2014; however, these loans accounted for approximately 81% of our credit losses during the first half of 2014. At June 30, 2014, loans in states with a judicial foreclosure process comprised 39% of our single-family credit guarantee portfolio, based on UPB, while loans in these states contributed to approximately 71% of our credit losses recognized in the first half of 2014. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will remain high in the near term as the substantial backlog of loans awaiting court proceedings in those states transitions to REO or other loss events.
The table below provides loss severity information for loans in our single-family credit guarantee portfolio.
Table 43 — Severity Ratios for Single-Family Loans

	For the Three Months Ended
	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013
REO disposition severity ratio:(1)
Florida	37.0%	40.5%	40.4%	40.5%	42.9%
Illinois	39.0	40.9	43.4	43.7	47.2
New Jersey	41.6	42.6	45.8	51.4	39.7
Maryland	35.0	35.7	37.4	38.0	39.0
Ohio	43.0	43.8	47.1	46.9	46.0
Total U.S.	33.4	35.6	35.8	34.9	35.8
Short sale severity ratio(2)	30.5	31.6	32.5	34.5	36.5

(1)
States presented represent the five states where our credit losses were greatest during the first half of 2014. Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties, net of selling expenses.

(2)
Calculated as the amount of our losses recorded on short sales during the respective quarterly period divided by the aggregate UPB of the related loans. The amount of losses recognized on short sales is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds, net of selling expenses.

We believe our REO disposition and short sale severity ratios in the first half of 2014 were positively affected by changes made in 2012 to our process for evaluating the market value of impaired loan collateral and determining the list price for our REO properties when we offer them for sale, as well as repairing a higher percentage of our REO properties prior to listing them.
As shown in the table above, our severity ratios associated with REO dispositions and short sales generally improved in the first and second quarters of 2014 compared to the rates experienced in the 2013 periods, but also remained high in several states. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.
Loan Loss Reserves
We maintain mortgage-related loan loss reserves at levels we believe appropriate to absorb probable incurred losses on mortgage loans held-for-investment on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities and other guarantee commitments. Determining the loan loss reserves is complex and requires significant management judgment about matters that involve a high degree of subjectivity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2013 Annual Report for information on our accounting policies for allowance for loan losses and reserve for guarantee losses and impaired loans. Our single-family loan loss reserves declined from $24.6 billion at December 31, 2013 to $22.7 billion at June 30, 2014, reflecting continued high levels of loan charge-offs compared to levels before 2009. This decline was also due to improvements in borrower payment performance and lower severity ratios for REO dispositions and short sale transactions largely resulting from the improvements in home prices in most areas during the period.

75	Freddie Mac

In recent periods, the portion of our loan loss reserves attributable to individually impaired loans increased while the portion of our loan loss reserves determined on a collective basis declined. Our loan loss reserves attributable to individually impaired loans represented 80% of our loan loss reserves at June 30, 2014. This reflects a significant increase in TDRs in recent years and the reserves associated with these loans largely reflect the concessions we have provided to the borrowers at the point of loan modification. The majority of these modified loans were current and performing at June 30, 2014. Although the housing market continued to improve in many geographic areas, we expect that our loan loss reserves may remain elevated for an extended period because: (a) a significant portion of our reserves is associated with loans classified as individually impaired (e.g., modified loans) that are less than three months past due, and we are required to maintain a loss reserve on such loans until they are fully repaid or complete a short sale or foreclosure; and (b) the resolution of problem loans takes considerable time, often several years in the case of foreclosure.
As of June 30, 2014 and December 31, 2013, the recorded investment of individually impaired single-family mortgage loans was $99.6 billion and $98.1 billion, respectively, and the loan loss reserves associated with these loans were $18.1 billion and $18.6 billion, respectively. Our loan loss reserve associated with individually impaired single-family loans as a percentage of the total recorded investment of these loans was 18% and 19% of the balance as of June 30, 2014 and December 31, 2013, respectively. Our loan loss reserve associated with collectively evaluated single-family loans as a percentage of the total recorded investment of these loans was 0.3% and 0.4% of the balance as of June 30, 2014 and December 31, 2013, respectively. See “Table 4.4 — Net Investment in Mortgage Loans” for information about collectively evaluated and individually evaluated loans on our consolidated balance sheets. See “NOTE 5: IMPAIRED LOANS” for additional information about our impaired loans. See “CONSOLIDATED RESULTS OF OPERATIONS —Benefit for Credit Losses,” for a discussion of our benefit for credit losses.
The table below summarizes our net investment for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.
Table 44 — Single-Family Impaired Loans with Specific Reserve Recorded

	2014		2013
	# of Loans	Amount	# of Loans	Amount
	(dollars in millions)
TDRs (recorded investment):
TDRs, at January 1,	514,497	$92,505	449,145	$83,484
New additions	41,859	6,278	56,942	9,162
Repayments and other(1)	(14,280)	(2,576)	(14,660)	(2,556)
Loss events(2)	(13,371)	(2,313)	(17,279)	(3,154)
TDRs, at June 30,	528,705	93,894	474,148	86,936
Other (recorded investment)(3)	12,363	1,034	15,313	1,374
Total impaired loans with specific reserve	541,068	94,928	489,461	88,310
Total allowance for loan losses of individually impaired single-family loans		(18,093)		(18,105)
Net investment, at June 30,		$76,835		$70,205

(1)	Includes reduction of specific reserves related to the reclassification of certain loans from held-for-investment to held-for-sale.

(2)	Foreclosure transfers or foreclosure alternatives, such as a deed in lieu of foreclosure or short sale transaction.

(3)	Loans impaired upon purchase as of June 30.
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

76	Freddie Mac

Table 45 — Single-Family Credit Loss Sensitivity

	Before Receipt of Credit Enhancements(1)		After Receipt of Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions, ratios in bps)
At:
June 30, 2014	$4,199	25.4	$3,891	23.6
March 31, 2014	$4,351	26.4	$4,035	24.4
December 31, 2013	$3,931	23.8	$3,628	21.9
September 30, 2013	$4,059	24.6	$3,734	22.6
June 30, 2013	$4,000	24.3	$3,663	22.2

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans have any mitigating effect on our credit losses.

(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.

(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.

(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.
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
Single-family Mortgage Seller/Servicers
We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 51% of our single-family purchase volume during the first half of 2014. Wells Fargo Bank, N.A. accounted for 14% of our single-family mortgage purchase volume and was the only single-family seller/servicer that comprised 10% or more of our purchase volume during the first half of 2014.
Although our business with our mortgage sellers is concentrated, a number of our largest single-family mortgage seller counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we are acquiring a greater portion of our business volume directly from smaller depository and non-depository financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. We could also be required to absorb losses on defaulted loans that a failed mortgage seller is obligated to repurchase from us if we determine there was an underwriting or eligibility breach.
We have contractual arrangements with our seller/servicers under which they agree to sell us mortgage loans and service our mortgage loans, and represent and warrant to do so in accordance with our standards. If we subsequently discover that the representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB. Under our representation and warranty framework, lenders are relieved of certain seller’s repurchase obligations for loans that meet specific payment requirements. This includes, subject to certain exclusions, loans with 36 months (12 months for relief refinance mortgages) of consecutive, on-time payments after we purchase them. In May 2014, at the direction of FHFA, we announced certain changes to this framework for loans acquired on and after July 1, 2014, including: (a) permitting borrowers to have up to two 30-day delinquencies during the first 36 months; and (b) providing relief from repurchase obligations for loans that have satisfactorily concluded a Freddie Mac quality control review. In addition, we will offer certain sellers an alternative to repurchasing a loan, for loans where the mortgage insurance coverage has been rescinded. In those cases we may allow the seller to indemnify us for any future claims of loss associated with the loan that would have been covered by the mortgage insurer. For more information on contractual arrangements with our seller/servicers and our representation and warranty framework, see "MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-family Mortgage Seller/Servicers" in our 2013 Annual Report.
Our exposure to single-family mortgage seller/servicers with respect to repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us, or that they service for us, has declined significantly in recent periods. The UPB of loans subject to open repurchase requests (both seller and servicer related) declined to $0.9 billion at June 30, 2014 from $2.2 billion at December 31, 2013 as we resolved many of the requests that had been outstanding for more than four months. (The balance as of both June 30, 2014 and December 31, 2013 excludes $0.3 billion in UPB related to notices of defect for servicing violations). During the first half of 2014, we recovered amounts from seller/servicers with respect to $1.4 billion in UPB of loans subject to our repurchase requests, including $0.4 billion in UPB related to settlement agreements to release specified loans from certain repurchase obligations in exchange for one-time cash

77	Freddie Mac

payments. See "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS - Seller/Servicers" for more information about these agreements. We believe that our repurchase request volumes with our sellers will likely continue to decline in the second half of 2014.
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
We do not have our own mortgage loan servicing operation. Instead, our customers perform the primary servicing function on our loans on our behalf. A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 23% and 12%, respectively, of our single-family mortgage loans as of June 30, 2014 and were the only servicers that serviced more than 10% of our loans at that date.
We continue to face challenges with respect to the performance of certain of our seller/servicers in managing our seriously delinquent loans. As part of our efforts to address this issue and mitigate our credit losses, we facilitated the transfer of servicing for $15.1 billion in UPB of loans from our primary servicers to specialty servicers during the first half of 2014. Some of these specialty servicers have grown rapidly in recent years and now service a large share of our loans. If our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected. We also seek remedies from servicers such as compensatory fees for failure to perform certain requirements with respect to the servicing of delinquent loans.
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
Multifamily Mortgage Seller/Servicers
We acquire a significant portion of our multifamily new business volume from several large sellers. We are exposed to certain institutional credit risks arising from the potential non-performance by our multifamily sellers and mortgage servicers. Our top multifamily seller, CBRE Capital Markets, Inc., accounted for 24% of our multifamily new business volume for the six months ended June 30, 2014. Our top 10 multifamily sellers represented an aggregate of approximately 83% of our multifamily new business volume for the six months ended June 30, 2014.
A significant portion of our multifamily mortgage portfolio, excluding loans underlying K Certificates, is serviced by several large multifamily servicers. As of June 30, 2014, our top three multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., and CBRE Capital Markets, Inc., each serviced more than 10% of our multifamily mortgage portfolio, excluding loans underlying K Certificates, and together serviced approximately 37% of this portfolio.
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
We are developing counterparty risk management standards for mortgage insurers, in conjunction with Fannie Mae, at the direction of FHFA, consisting of the following: (a) revised eligibility requirements, which includes financial requirements under a risk based framework; and (b) revised master policies that provide greater certainty of coverage and facilitate timely

78	Freddie Mac

claims processing. The revised standards are designed to provide that mortgage insurers are able to withstand a stress economic scenario and fulfill their intended role of providing private capital to the mortgage market. In December 2013, FHFA announced that we and Fannie Mae, in collaboration with our mortgage insurers, had completed development of new master policies, for which the mortgage insurers are seeking state regulatory approval. Aligning mortgage insurer eligibility requirements is a key component of the 2014 Conservatorship Scorecard and the 2014 Strategic Plan. We announced that the revised master policies will be implemented October 1, 2014. FHFA has published the draft eligibility requirements for public input during a comment period, which will conclude on September 8, 2014. We expect to publish new eligibility requirements by the end of 2014, which will become effective 180 days after the publication date. Approved insurers that do not fully comply with the new financial requirements would be given a transition period of up to two years from the publication date.
As part of the estimate of our loan loss reserves, we evaluate the recovery and collectability related to mortgage insurance policies on mortgage loans we own or guarantee. We also evaluate the collectability of outstanding receivables from these counterparties related to unpaid claims.
The majority of our mortgage insurance exposure is concentrated with four mortgage insurers, certain of which have been under financial stress during the last several years. Some of our eligible mortgage insurers have, in the past, exceeded risk to capital ratios required by their state insurance regulators. Although the financial condition of these mortgage insurers has improved in recent periods, there is still a significant risk that some of these counterparties may fail to fully meet their obligations. Except for those insurers in rehabilitation or under regulatory supervision, which no longer issue new coverage, we continue to acquire new loans with mortgage insurance from the mortgage insurers shown in the table below, many of which have credit ratings below investment grade. Our ability to reduce our exposure to individual mortgage insurers is limited. In recent years, new entrants have emerged that will likely diversify a concentrated industry over time.
The table below summarizes our exposure to mortgage insurers as of June 30, 2014. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance. As of June 30, 2014, we had primary mortgage insurance coverage on loans that represented approximately 13% of the UPB of our single-family credit guarantee portfolio.
Table 46 — Mortgage Insurance by Counterparty(1)

			As of June 30, 2014
			UPB of Covered Loans		Coverage Outstanding
Counterparty Name	Credit Rating	Credit Rating Outlook	Primary Insurance(2)	Pool Insurance(2)	Primary Insurance(3)	Pool Insurance(3)
			(dollars in millions)
Radian Guaranty Inc. (Radian)	BB-	Positive	$46,630	$2,860	$11,754	$832
Mortgage Guaranty Insurance Corporation (MGIC)	BB-	Stable	45,802	1,420	11,636	6
United Guaranty Residential Insurance Company	BBB+	Stable	44,308	126	11,246	32
Genworth Mortgage Insurance Corporation	BB-	Positive	29,484	219	7,421	42
PMI Mortgage Insurance Co. (PMI)(4)	Not Rated	N/A	13,150	221	3,244	71
Essent Guaranty, Inc.	BBB	Stable	13,336	—	3,355	—
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	10,542	350	2,621	46
Triad Guaranty Insurance Corporation (Triad)(5)	Not Rated	N/A	4,800	159	1,210	7
Arch Mortgage Insurance Company (Arch)(6)	BBB+	Stable	2,735	1	694	—
Total			$210,787	$5,356	$53,181	$1,036

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of July 24, 2014. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

(2)
These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 4.5 — Recourse and Other Forms of Credit Protection” for further information.

(3)
Represents the remaining aggregate contractual limit for reimbursement of losses under the respective policy type. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance.

(4)	In March 2014, PMI began paying valid claims 67% in cash and 33% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 55% in cash.

(5)	In December 2013, under a plan approved by its state regulator, Triad began paying valid claims 75% in cash and 25% in deferred payment obligations.

(6)
In January 2014, Arch announced it had completed the acquisition of CMG Mortgage Insurance Company (CMG) and also the purchase of the mortgage insurance operating platform of PMI. Arch assumed the obligations of CMG in that transaction.

We received proceeds of $0.6 billion and $0.9 billion during the six months ended June 30, 2014 and 2013, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding

79	Freddie Mac

receivables from mortgage insurers (excluding deferred payment obligations associated with unpaid claim amounts), net of associated reserves, of $0.4 billion and $0.5 billion at June 30, 2014 and December 31, 2013, respectively.
PMI and Triad are both in rehabilitation, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. The state regulators of these insurers have generally not allowed them to pay their respective deferred payment obligations in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers shown in the table above. As of June 30, 2014, we had cumulative unpaid deferred payment obligations of $0.4 billion from these insurers. We reserved for substantially all of these unpaid amounts as collectability is uncertain.
RMIC is under regulatory supervision and is no longer issuing new insurance. In June 2014, RMIC announced that it would: (a) resume paying valid claims at 100% of the claim amount without further deferrals, effective with claims settled on or after July 1, 2014, and (b) pay, in full, all deferred payment obligations outstanding as of June 30, 2014. Previously, RMIC had been paying all valid claims 60% in cash and 40% in deferred payment obligations.
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
Table 47 — Bond Insurance by Counterparty(1)

			As of June 30, 2014
Counterparty Name	Credit Rating	Credit Rating Outlook	Coverage Outstanding(2)	Percent of Total Coverage Outstanding(3)
			(dollars in millions)
Ambac Assurance Corporation (Ambac)(4)	Not Rated	N/A	$3,497	48%
Financial Guaranty Insurance Company (FGIC)(4)	Not Rated	N/A	1,251	17
National Public Finance Guarantee Corp.	A-	Negative	1,057	15
MBIA Insurance Corp.	B	Stable	844	12
Assured Guaranty Municipal Corp.	A	Stable	533	7
Syncora Guarantee Inc. (Syncora)(4)	Not Rated	N/A	46	1
CIFG Assurance Corporation	Not Rated	N/A	30	—
Total			$7,258	100%

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest ratings available as of July 24, 2014. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

(2)	Represents maximum principal exposure to credit losses.

(3)	Within this column, "—" represents less than 0.5%.

(4)	Ambac, FGIC, and Syncora are currently operating under regulatory or court-ordered supervision.
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
In January 2014, FGIC, which had not paid claims since November 2009, began making cash payments of 17% in cash and the remainder in deferred payment obligations. In June 2014, Ambac, which was previously paying claims 25% in cash, announced that it would: (a) increase the amount of cash payments to 45% of the permitted amount of each policy claim, effective July 20, 2014, and (b) make a one-time cash payment for claims that were previously settled at 25% in cash. Ambac also continued making supplemental payments, equal to all or a portion of the permitted policy claim, with respect to certain specified securities. For more information concerning Ambac and FGIC, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” in our 2013 Annual Report.
In the event one or more of our other bond insurers were to become subject to a regulatory order or insolvency proceeding, our ability to recover certain unrealized losses on our non-agency mortgage-related securities would be negatively

80	Freddie Mac

affected. We considered our expectations regarding our bond insurers’ ability to meet their obligations in making our impairment determinations on our non-agency mortgage-related securities at June 30, 2014 and December 31, 2013. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.
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
Our cash and other investment counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. As of June 30, 2014 and December 31, 2013, including amounts related to our consolidated VIEs, there were $51.6 billion and $85.9 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; or (c) cash deposited with the Federal Reserve Bank of New York. Although we monitor the financial strength of our counterparties to these transactions and have collateral maintenance requirements for our securities purchased under agreements to resell, we have exposure to loss should any of our counterparties fail. See "RISK FACTORS — Competitive and Market Risks — Our business could be adversely affected if counterparties to derivatives and short-term lending and other transactions fail to meet their obligations to us" in our 2013 Annual Report for further information. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.
For information about institutional credit risk associated with our investments in non-mortgage-related securities, see “NOTE 7: INVESTMENTS IN SECURITIES — Table 7.8 — Trading Securities.”
Agency and Non-Agency Mortgage-Related Security Issuers
Our investments in securities expose us to institutional credit risk to the extent that servicers, issuers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations. Our investments in non-Freddie Mac mortgage-related securities include both agency and non-agency securities. Agency securities have historically presented minimal institutional credit risk due to the guarantee provided by those institutions, and the U.S. government’s support of those institutions. However, we recognized impairment charges in the first half of 2014 and 2013 related to certain of our investments in non-agency mortgage-related securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for further information about these securities, including a discussion of the higher-risk components of these investments.
In recent years, the portion of single-family mortgages underlying our investments in non-agency mortgage-related securities that is serviced by specialty servicers (i.e., non-bank financial institutions that specialize in servicing troubled loans) has grown. The expansion of these specialty servicers' portfolios could adversely impact these securities in the event that the transfers of loan servicing to these parties introduces operational and capacity challenges.
At the direction of our Conservator, we are working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in various efforts, in some cases in conjunction with other investors, to mitigate or recover losses on our investments in these securities. The effectiveness of our efforts is uncertain and any potential recoveries may take significant time to realize. Our loss mitigation activities include litigation against the issuers of certain of these securities.
There is a general lack of transparency in the market for the non-agency mortgage-related securities we hold, and the information disclosed by the trustees of the trusts that issued these securities is often not sufficient to allow us to adequately analyze decisions made by servicers that may directly impact the cash flows on such securities. As a result, as part of our loss mitigation efforts and in the exercise of our rights as an investor, we seek to obtain information from servicers and trustees related to the performance and servicing of the loans underlying the securities. Certain of this information may not be publicly available. The quality of the servicing performed on the underlying loans can significantly affect the performance of these securities, including the timing and amount of losses incurred on the underlying loans and thus the timing and amount of losses we recognize on our securities. While our ability to influence servicing performance is limited, it is possible that our loss mitigation activities may, in some cases, influence the performance of these securities. We may cease these or other loss mitigation activities at any time, including in connection with sales of these securities as we continue to reduce the size of our mortgage-related investments portfolio. However, a number of other parties (including other investors, regulators, or the mortgage servicers themselves) may also take actions that could also affect the performance of these securities.
During the first half of 2014, we and FHFA reached settlements with certain parties pursuant to which we received an aggregate of approximately $4.9 billion. Lawsuits against a number of parties are currently pending. For more information on our loss mitigation efforts related to the non-agency mortgage-related securities we hold, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS - Non-Agency Mortgage-Related Security Issuers.”

81	Freddie Mac

Derivative Counterparties
We use cleared derivatives, exchange-traded derivatives, and OTC derivatives, and are exposed to institutional credit risk with respect to these derivatives. For more information about these derivatives and how we seek to manage our exposure to institutional credit risk related to our derivative counterparties, see “MD&A — RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties” in our 2013 Annual Report.
The relative concentration of our derivative exposure among our primary OTC derivative counterparties remains high as compared to levels experienced prior to 2009. This concentration could further increase. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES” for additional information.
The table below summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty or clearing member where allowable. For OTC interest-rate swaps and option-based derivatives that are in an asset position, we hold collateral against those positions in accordance with agreed upon thresholds. The collateral posting thresholds assigned to these counterparties depend on the credit rating of the counterparty and are based on our credit risk policies. In addition, we have OTC interest-rate swap and option-based derivative liabilities where we post collateral to counterparties in accordance with agreed upon thresholds. Pursuant to certain collateral agreements we have with these counterparties, the collateral posting threshold we are assigned is based on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Derivative Assets and Liabilities, Net” and “Table 24 — Derivative Fair Values and Maturities” for a reconciliation of fair value to the amounts presented on our consolidated balance sheets as of June 30, 2014, which includes both cash collateral held and posted by us, net.

82	Freddie Mac

Table 48 — Derivative Counterparty Credit Exposure

	As of June 30, 2014
Rating(1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold
	(dollars in millions)
AA-	4	$42,139	$95	$21	4.3	$10 million or less
A+	4	51,455	998	19	5.5	$1 million or less
A	8	260,267	751	16	5.4	$1 million or less
BBB+	2	27,968	1	—	8.0	$ —
BBB	1	18,955	—	—	5.5	$ —
Subtotal	19	400,784	1,845	56	5.5
Cleared and exchange-traded derivatives		195,917	—	27
Commitments		23,773	79	79
Swap guarantee derivatives		3,347	—	—
Other derivatives(6)		8,346	—	—
Total derivatives		$632,167	$1,924	$162

	As of December 31, 2013
Rating(1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Weighted Average Contractual Maturity (in years)	Collateral Posting Threshold
	(dollars in millions)
AA-	4	$52,687	$191	$49	4.3	$10 million or less
A+	3	31,910	1,052	13	6.0	$1 million or less
A	9	345,824	931	110	5.1	$1 million or less
A-	1	35,935	300	16	6.7	$1 million or less
BBB+	1	33	2	—	0.6	$ —
BBB	1	38,442	—	—	5.4	$ —
Subtotal	19	504,831	2,476	188	5.2
Cleared and exchange-traded derivatives		188,236	790	382
Commitments		18,731	61	61
Swap guarantee derivatives		3,477	—	—
Other derivatives(6)		9,751	—	—
Total derivatives		$725,026	$3,327	$631

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

(5)
Calculated as Total Exposure at Fair Value less both cash and non-cash collateral held as determined at the counterparty level. Does not include the fair value amount of non-cash collateral held that exceeds the associated net asset presented on the consolidated balance sheets. At June 30, 2014 and December 31, 2013, exposure is net of $340 million and $432 million, respectively, of non-cash collateral that had been posted to us. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us with an aggregate fair value of $1.3 billion and $0.6 billion as of June 30, 2014 and December 31, 2013, respectively. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level. For more information about collateral we have posted in connection with derivatives, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged.”

(6)
Consists primarily of certain written options and certain credit derivatives. Written options do not present counterparty credit exposure because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

Over time, our exposure to individual derivative counterparties varies depending on changes in fair values, which are affected by changes in interest rates, yield curves, the implied volatility of interest rates, and the amount of derivatives held. See “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Derivative Portfolio — Master Netting and Collateral Agreements” for more information about our maximum loss for accounting purposes and concentrations of counterparty risk related to derivative counterparties.

83	Freddie Mac

Approximately 97% of our exposure at fair value for OTC interest-rate swap and option-based derivatives was collateralized at June 30, 2014 (excluding amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level). The remaining exposure was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was measured at fair value and the date we received the related collateral. In some instances, these market movements result in us having provided collateral that has fair value in excess of our obligation, which represents our overcollateralization exposure. Collateral is typically transferred within one business day based on the values of the related derivatives.
Four counterparties each accounted for greater than 10% and collectively accounted for 98% of our net uncollateralized exposure to derivative counterparties, excluding cleared and exchange-traded derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives at June 30, 2014. All four of these counterparties, Toronto Dominion Bank, Wells Fargo Bank, N.A., JP Morgan Chase Bank and Bank of America, N.A. were rated “A” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of July 24, 2014.
Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to a central clearing requirement. Our exposure to cleared and exchange-traded derivatives was $27 million and $382 million as of June 30, 2014 and December 31, 2013, respectively, which includes the consideration of cash collateral that has been posted for initial and variation margin. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. We post initial and variation margin in connection with our cleared and exchange-traded derivatives. At June 30, 2014, our exposure for our cleared and exchange-traded derivatives resulted from our posting of initial and variation margin. The amount of margin we must post for cleared and exchange-traded derivatives may be based, in part, on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged.”
In the event an OTC derivative or cleared derivative counterparty defaults, our economic loss may be higher than the uncollateralized exposure of our derivatives if we are not able to replace the defaulted derivatives in a timely and cost-effective fashion (e.g., due to a significant interest rate movement during the period or other factors). We could also incur economic loss if non-cash collateral posted to us by the defaulting counterparty and held by the custodian cannot be liquidated at prices that are sufficient to recover the amount of such exposure. We regularly review the market values of the securities pledged to us to manage our exposure to loss. When non-cash collateral is posted to us, we require collateral in excess of our exposure to satisfy the net obligation to us in accordance with the counterparty agreement.
The total exposure on our forward purchase and sale commitments for mortgages and mortgage-related securities, treated as derivatives for accounting purposes, was $79 million and $61 million at June 30, 2014 and December 31, 2013, respectively. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization.
Operational Risks
We continue to make strategic investments to maintain and improve our ability to operate the company for the foreseeable future in conservatorship and potentially afterwards. We also continue to strengthen our operations. Beginning in mid-2012 and continuing in 2013 and 2014, we took steps to enhance management’s focus on control issues by elevating awareness of those issues across the company and stressing timely remediation. We are also conducting a multi-year project focused on simplifying our control structure and eliminating redundant control activities. We updated our risk and control framework to increase our emphasis on risk management and are conducting detailed operational control design reviews to identify ways to simplify our controls structure. These design reviews will result in organizational realignments which could increase our operational risk during the period of implementation. Our human capital risks have stabilized in recent periods as increased levels of voluntary turnover experienced in 2011 have abated.
We continue to face significant levels of operational risk. Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud, and failures of the technology used to support our business activities. Under the direction of FHFA, we continue to make various multi-year investments to build the infrastructure for a future housing finance system, including the development of the common securitization platform. Certain of these investments will result in changes to our underlying systems and could introduce increased operational risk. In addition, if any of these investments are not successful, it is uncertain if we would recover our investment. For more information, see "MD&A — RISK MANAGEMENT — Operational Risks" and "RISK FACTORS — Operational Risks" in our 2013 Annual Report.
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. As of June 30, 2014, we had one material

84	Freddie Mac

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
During the six months ended June 30, 2014, the majority of the funds in our liquidity and contingency operating portfolio was deposited with the Federal Reserve Bank of New York, or was invested in U.S. Treasury securities and short-term assets with a rating of at least A-1/P-1, or assets which were issued by a counterparty with that rating. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, we make an assessment whether to exit the existing position or continue to do business with the counterparty.
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
Other Debt Securities
During the six months ended June 30, 2014, we had sufficient access to the debt markets due largely to support from the U.S. government. Our effective short-term debt was 39% of outstanding other debt at June 30, 2014 as compared to 43% at December 31, 2013. Effective short-term debt is the aggregate of short-term debt and the current portion of long-term debt (the portion due within one year). The categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt. We rely significantly on our ability to issue debt on an on-going basis to refinance our effective short-term debt.
Our debt cap under the Purchase Agreement is $663.0 billion in 2014 and will decline to $563.6 billion on January 1, 2015. As of June 30, 2014, our aggregate indebtedness was $449.2 billion. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.
Other Debt Activities
The table below summarizes the par value of other debt securities we issued or paid off, based on settlement dates, during the three and six months ended June 30, 2014 and 2013. We repurchase, call, or exchange our outstanding debt securities from time to time for a variety of reasons, including: (a) to help support the liquidity of our other debt securities; (b) to manage the composition of liabilities funding our assets; or (c) for economic reasons.

85	Freddie Mac

Table 49 — Activity in Other Debt

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in millions)
Beginning balance	$458,334	$534,617	$511,345	$552,472
Issued during the period:
Short-term:
Amount	$54,120	$83,928	$94,176	$161,490
Weighted-average effective interest rate	0.09%	0.11%	0.10%	0.12%
Long-term:
Amount	$16,347	$27,147	$39,294	$57,447
Weighted-average effective interest rate	1.11%	1.17%	1.18%	1.03%
Total issued:
Amount	$70,467	$111,075	$133,470	$218,937
Weighted-average effective interest rate	0.33%	0.37%	0.42%	0.36%
Paid off during the period:(1)
Short-term:
Amount	$(58,974)	$(72,222)	$(125,616)	$(143,390)
Weighted-average effective interest rate	0.13%	0.14%	0.12%	0.14%
Long-term:
Amount	$(20,595)	$(47,685)	$(69,967)	$(102,234)
Weighted-average effective interest rate	1.75%	1.81%	1.68%	1.64%
Total paid off:
Amount	$(79,569)	$(119,907)	$(195,583)	$(245,624)
Weighted-average effective interest rate	0.55%	0.80%	0.68%	0.76%
Ending balance	$449,232	$525,785	$449,232	$525,785

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls, and payments for repurchases. Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Credit Ratings
Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of July 24, 2014.
Table 50 — Freddie Mac Credit Ratings

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
Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities

86	Freddie Mac

Excluding amounts related to our consolidated VIEs, we held $47.2 billion and $77.1 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at June 30, 2014 and December 31, 2013, respectively. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At June 30, 2014, our non-mortgage-related securities consisted of U.S. Treasury securities that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintained non-interest-bearing deposits at the Federal Reserve Bank of New York, which are included in cash and cash equivalents on our consolidated balance sheets. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”
Mortgage Loans and Mortgage-Related Securities
We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and highly liquid. Our primary source of liquidity among these mortgage assets is our holdings of single-class and multiclass agency securities (excluding certain structured agency securities collateralized by non-agency mortgage-related securities). While our holdings of certain structured agency securities collateralized by non-agency mortgage-related securities, unsecuritized performing single-family mortgage loans, CMBS, non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans, and unsecuritized seriously delinquent and modified single-family mortgage loans are also potential sources of liquidity, we consider them to be less liquid than agency securities.
We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” for more information on the relative liquidity of our mortgage assets.
Cash Flows
Our cash and cash equivalents decreased by $6.6 billion to $4.7 billion during the six months ended June 30, 2014, as compared to an increase of $5.4 billion to $13.9 billion during the six months ended June 30, 2013. Cash flows provided by operating activities during the six months ended June 30, 2014 and 2013 were $11.0 billion and $5.8 billion, respectively, primarily driven by cash proceeds from net interest income. Cash flows provided by investing activities during the six months ended June 30, 2014 and 2013 were $120.6 billion and $240.9 billion, respectively, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during the six months ended June 30, 2014 and 2013 were $138.2 billion and $241.3 billion, respectively, largely attributable to funds used to repay debt securities of consolidated trusts held by third parties and other debt.
Beginning in the first quarter of 2014, we reclassified net discounts paid on retirements of other debt and net premiums received from issuance of debt securities of consolidated trusts and other debt from cash flows from operating activities to cash flows from financing activities on our consolidated statements of cash flows. This reclassification resulted in a decrease of $639 million to net cash provided by operating activities and an increase of $639 million to net cash used in financing activities for the six months ended June 30, 2013.
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
At June 30, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. In future periods, we may experience variability in our net income and/or comprehensive income due to changes in factors such as interest rates, yield curves, mortgage spreads, and home prices. Such changes could adversely affect our net worth and result in additional draws under the Purchase Agreement. For more information, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods” in our 2013 Annual Report.
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
Based on our Net Worth Amount at June 30, 2014 and the 2014 Capital Reserve Amount of $2.4 billion, our dividend obligation to Treasury in September 2014 will be $1.9 billion. We paid dividends of $14.9 billion in cash on the senior preferred stock during the six months ended June 30, 2014, based on our Net Worth Amounts at March 31, 2014 and December

87	Freddie Mac

31, 2013. Through June 30, 2014, we have paid aggregate cash dividends to Treasury of $86.3 billion, an amount that is $14.9 billion more than our aggregate draws received under the Purchase Agreement.
At June 30, 2014, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.
Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. In addition, under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference. Accordingly, while we have paid aggregate cash dividends to Treasury of $86.3 billion, the liquidation preference on the senior preferred stock remains $72.3 billion.
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
Level 3 Recurring Fair Value Measurements
At June 30, 2014 and December 31, 2013, we measured and recorded 30% and 31%, respectively, of total assets carried at fair value on a recurring basis using unobservable inputs (Level 3). At June 30, 2014 and December 31, 2013, we measured and recorded 6% and 11%, respectively, of total liabilities carried at fair value on a recurring basis using unobservable inputs (Level 3). These percentages were calculated before the impact of counterparty and cash collateral netting. The process for determining fair value using unobservable inputs is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. See “NOTE 16: FAIR VALUE DISCLOSURES — Changes in Fair Value Levels” for a discussion of changes in our Level 3 assets and liabilities and “—Table 16.2 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs” for the Level 3 reconciliation.
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
Consolidated Fair Value Balance Sheets Analysis
The consolidated fair value balance sheets in the table below are a supplemental disclosure not intended to be in conformity with GAAP, and present our estimates of the fair value of our assets and liabilities at June 30, 2014 and December 31, 2013. The valuations of financial instruments included on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures. In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks,” “RISK FACTORS” and “RISK MANAGEMENT — Operational Risks” in our 2013 Annual Report for information concerning the risks associated with these models.
Limitations

88	Freddie Mac

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
Table 51 — Consolidated Fair Value Balance Sheets

	June 30, 2014		December 31, 2013
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
	(in billions)
Assets
Cash and cash equivalents	$4.7	$4.7	$11.3	$11.3
Restricted cash and cash equivalents	2.8	2.8	12.2	12.2
Federal funds sold and securities purchased under agreements to resell	44.1	44.1	62.4	62.4
Investments in securities:
Available-for-sale, at fair value	113.6	113.6	128.9	128.9
Trading, at fair value	34.3	34.3	23.4	23.4
Total investments in securities	147.9	147.9	152.3	152.3
Mortgage loans:
Mortgage loans held by consolidated trusts	1,533.5	1,548.9	1,529.9	1,507.7
Unsecuritized mortgage loans	145.0	137.6	154.9	138.2
Total mortgage loans	1,678.5	1,686.5	1,684.8	1,645.9
Derivative assets, net	0.5	0.5	1.1	1.1
Other assets	38.1	38.0	42.0	42.0
Total assets	$1,916.6	$1,924.5	$1,966.1	$1,927.2
Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,453.6	$1,490.3	$1,434.0	$1,436.9
Other debt	445.1	453.5	506.8	512.8
Total debt, net	1,898.7	1,943.8	1,940.8	1,949.7
Derivative liabilities, net	1.3	1.3	0.2	0.2
Other liabilities	12.3	20.3	12.2	18.5
Total liabilities	1,912.3	1,965.4	1,953.2	1,968.4
Net assets
Senior preferred stock	72.3	72.3	72.3	72.3
Preferred stock	14.1	5.5	14.1	4.4
Common stock	(82.1)	(118.7)	(73.5)	(117.9)
Total net assets	4.3	(40.9)	12.9	(41.2)
Total liabilities and net assets	$1,916.6	$1,924.5	$1,966.1	$1,927.2

(1)	Equals the amount reported on our GAAP consolidated balance sheets.
Discussion of Fair Value Results
The table below summarizes the change in the fair value of net assets for the six months ended June 30, 2014.
Table 52 — Summary of Change in the Fair Value of Net Assets

Six Months Ended June 30, 2014
(in billions)
Beginning balance	$(41.2)
Changes in fair value of net assets, before capital transactions	15.2
Subtotal - balance before 2014 capital transactions	(26.0)
Capital transactions:
Dividends and share issuances, net(1)	(14.9)
Ending balance	$(40.9)

(1)	We did not receive funds from Treasury during the six months ended June 30, 2014 under the Purchase Agreement.

89	Freddie Mac

During the six months ended June 30, 2014, the fair value of net assets, before capital transactions, increased by $15.2 billion, primarily due to: (a) an increase in the fair value of our single-family loans as the result of continued improvement in the credit environment; and (b) a benefit from settlements related to lawsuits regarding our investments in certain non-agency single-family mortgage-related securities. See “Table 51 — Consolidated Fair Value Balance Sheets” for additional details.
OFF-BALANCE SHEET ARRANGEMENTS
We enter into certain business arrangements that are not recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction and that may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets.
We guarantee the payment of principal and interest on non-consolidated Freddie Mac guaranteed mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Our maximum potential off-balance sheet exposure to credit losses relating to these guarantees is primarily represented by the UPB of the underlying loans and securities, which was $106.7 billion and $101.0 billion at June 30, 2014 and December 31, 2013, respectively. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans. These non-derivative commitments totaled $300.7 billion and $289.7 billion in notional value at June 30, 2014 and December 31, 2013, respectively.
As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” which were $9.9 billion and $10.0 billion at June 30, 2014 and December 31, 2013, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. In addition, as part of the HFA initiative, we, together with Fannie Mae, provide liquidity guarantees for certain variable-rate single-family and multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days. At June 30, 2014 and December 31, 2013, there were no liquidity guarantee advances outstanding.
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

90	Freddie Mac

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

•
changes in the fiscal and monetary policies of the Federal Reserve, including the effect of the tapering (and eventual termination) of its program of purchasing mortgage-related securities and any future sales of such securities;

•	the extent of our success in our efforts to mitigate our losses on our Legacy single-family books and our investments in non-agency mortgage-related securities;

•	the adequacy of our operating systems and infrastructure, and our ability to maintain the security of such systems and infrastructure (e.g., against cyber attacks);

•	changes in accounting standards, or in our accounting policies or estimates;

•	changes in economic and market conditions, including changes in employment rates, interest rates, yield curves, mortgage and debt spreads, and home prices;

•	changes in the U.S. residential mortgage market, including changes in the supply and type of mortgage products (e.g., refinance versus purchase, and fixed-rate versus ARM);

•	our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	our ability to recruit and retain executive officers and other key employees;

•	the adequacy of our risk management framework, internal control over financial reporting, and disclosure controls and procedures;

•	the failure of our customers, vendors, service providers, and counterparties to fulfill their obligations to us;

•	our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

•	our ability to manage interest-rate and other market risks, including the availability of derivative financial instruments needed for risk management purposes;

•	changes or errors in the methodologies, models, assumptions and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs and multifamily K Certificates);

•	adverse judgments or settlements in connection with judicial or regulatory proceedings;

•	changes in the practices of loan originators, investors and other participants in the secondary mortgage market;

•	the occurrence of a major natural or other disaster in areas in which our offices or portions of our total mortgage portfolio are concentrated; and

•	other factors and assumptions described in this Form 10-Q, our Form 10-Q for the quarter ended March 31, 2014, and our 2013 Annual Report, including in the “MD&A” sections.
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

91	Freddie Mac

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
On May 15, 2014, the Senate Banking Committee approved the “Housing Finance Reform and Taxpayer Protection Act of 2014.” For information on this bill, see "MD&A — LEGISLATIVE AND REGULATORY MATTERS — Legislation Related to Freddie Mac and its Future Status" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
On July 10, 2014, the “Partnership to Strengthen Homeownership Act of 2014” was introduced in the House of Representatives. The bill proposes to establish a new housing finance system to replace Freddie Mac and Fannie Mae (referred to below as the “Enterprises”). Under the bill, the Enterprises would be placed into receivership (with Ginnie Mae as receiver) as early as five years after the enactment of the bill. One of the goals of the receivership would be to obtain an adequate return of taxpayer investment in each Enterprise. The bill contemplates certain changes to Freddie Mac’s and Fannie Mae’s senior preferred stock purchase agreements with Treasury, though it maintains the current “net worth sweep” dividend payment provisions of those agreements. The bill generally provides for a U.S. government full faith and credit guarantee of the Enterprises’ outstanding debt and guarantee obligations. The bill contemplates that the Enterprises’ assets may be returned to the private sector (as fully private entities) and any such private entities may operate within the new housing finance system as issuers and/or aggregators. The bill provides for the Enterprises’ multifamily businesses to initially be transferred to subsidiaries, and authorizes Ginnie Mae to sell those businesses to the private sector. In addition, the bill contains certain provisions that would materially affect our business prior to our eventual liquidation. There is uncertainty as to how certain of the provisions described above and other provisions of the bill would be applied.
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
FHFA’s 2014 Strategic Plan for the Conservatorships of Freddie Mac and Fannie Mae and the 2014 Conservatorship Scorecard
On May 13, 2014, FHFA issued its 2014 Strategic Plan and the 2014 Conservatorship Scorecard. The 2014 Strategic Plan provides an updated vision for FHFA’s implementation of its obligations as conservator of Freddie Mac and Fannie Mae. The 2014 Conservatorship Scorecard establishes objectives and performance targets and measures for 2014 for the Enterprises related to the strategic goals set forth in the 2014 Strategic Plan.
The 2014 Strategic Plan establishes three reformulated strategic goals for the conservatorships of Freddie Mac and Fannie Mae:

•
Maintain, in a safe and sound manner, foreclosure prevention activities and credit availability for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets.

•	Reduce taxpayer risk through increasing the role of private capital in the mortgage market.

•	Build a new single-family securitization infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future.
As part of the first goal, the 2014 Strategic Plan describes various steps related to increasing access to mortgage credit for credit-worthy borrowers. These steps include FHFA evaluating and, when appropriate, implementing changes to the Enterprises’ representation and warranty framework designed to provide lenders with greater certainty regarding their origination and servicing obligations. The 2014 Strategic Plan also provides for the Enterprises to refine and improve their foreclosure prevention and servicing initiatives for distressed borrowers and communities. The 2014 Strategic Plan provides for the Enterprises to continue to play an ongoing role in supporting multifamily housing needs, particularly for low-income households. The plan states that FHFA will continue to impose a production cap on Freddie Mac’s and Fannie Mae’s multifamily businesses, but one that does not require contracting their multifamily business.
FHFA stated that the second (“reduce”) goal builds upon and reformulates the “contract” goal used in the 2012 Strategic Plan. The reformulated goal no longer involves specific steps to contract the Enterprises’ market presence, but instead focuses on ways to shift risk to private market participants and away from the Enterprises in a responsible way that does not reduce liquidity or adversely impact the availability of mortgage credit. The second goal provides for us to increase the use of single-family credit risk transfer transactions (e.g., STACR debt note transactions). The 2014 Strategic Plan also provides for us to continue using credit risk transfer transactions in the multifamily business and to continue shrinking our mortgage-related

92	Freddie Mac

investments portfolio consistent with the requirements in the Purchase Agreement, with a focus on selling less liquid assets. The second goal also describes steps to strengthen counterparty standards for mortgage insurers.
The third goal includes the continued development of the Common Securitization Platform. In the 2014 Strategic Plan, FHFA refined the scope of this project to focus on making the new shared system operational for Freddie Mac’s and Fannie Mae’s existing single-family securitization activities. The third goal provides for the Enterprises to work towards the development of a single (common) security. The third goal also includes steps to continue to develop and implement mortgage data standards for the Enterprises and other market participants.
For more information on the 2014 Conservatorship Scorecard, see our current report on Form 8-K dated May 14, 2014.
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
Among other requirements, this Advisory Bulletin requires that we classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (such as those involving properly secured loans with an LTV ratio equal to or less than 60%). For multifamily loans, the Advisory Bulletin requires any portion of a loan balance that exceeds the amount secured by the fair value of the collateral, less costs to sell, for which there is no available and reliable source of repayment other than the sale of the underlying real estate collateral, to be classified as a “loss.” The Advisory Bulletin also requires us to charge off the portion of the loan classified as a “loss.” The Advisory Bulletin specifies that, if we subsequently receive full or partial payment of a previously charged-off loan, we may report a recovery of the amount, either through our loss reserves or as a reduction in our foreclosed property expenses. In May 2013, FHFA issued an additional Advisory Bulletin clarifying the implementation timeline for AB 2012-02, requiring that: (a) the asset classification provisions of AB 2012-02 should be implemented by January 1, 2014; and (b) the charge-off provisions of AB 2012-02 should be implemented no later than January 1, 2015. Effective January 1, 2014, we implemented the asset classification provisions of AB 2012-02 and we provide FHFA with this information on a quarterly basis.
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
Single-Family Loan Limits
In December 2013, FHFA announced that it was requesting public input on the possible implementation of a plan to gradually reduce the maximum size of single-family mortgage loans that we and Fannie Mae may purchase. However, on May 13, 2014, the Director of FHFA announced that FHFA will not use its statutory authority as conservator to reduce current loan limits.

93	Freddie Mac

FHFA Request for Input on Guarantee Fees
On June 5, 2014, FHFA announced it is requesting input on the guarantee fees that we and Fannie Mae charge lenders. FHFA’s request for input includes questions related to guarantee fee policy and implementation regarding the optimum level of guarantee fees required to protect taxpayers and implications for mortgage credit availability. Input is due by September 8, 2014. We cannot predict what changes, if any, FHFA will require us to make to our guarantee fees as a result of this request.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest-Rate Risk and Other Market Risks
Our mortgage-related investments portfolio (i.e., mortgage loans and mortgage-related securities), non-mortgage investments, and unsecured debt expose us to interest-rate risk and other market risks, including basis and spread risk, and prepayment risk arising from credit risk primarily from: (a) the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities; and (b) unexpected prepayments or differences in expected cash flows due to default of the underlying borrower or modification of loan terms by the servicer. For a majority of our mortgage-related investments, the mortgage borrower has the option to make unscheduled payments of additional principal or to completely pay off a mortgage loan at any time before its scheduled maturity date (without having to pay a prepayment penalty) or make principal payments in accordance with the contractual obligation. For more information on credit risk, see "RISK MANAGEMENT — Credit Risk." See "MD&A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks" in our 2013 Annual Report for a discussion of our market risk exposures, including those related to derivatives, institutional counterparties, and other market risks.
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
Limitations of Market Risk Measures
Our PMVS and duration gap estimates are determined using models that involve our judgment of interest-rate and prepayment assumptions. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. There could be times when we hedge differently than our model estimates during the period (i.e., when we are making changes or market updates to these models). While PMVS and duration gap estimate our exposure to changes in interest rates, they do not capture the potential effect of certain other market risks, such as changes in volatility and basis risk. The effect of these other market risks can be significant. For a further discussion of limitations, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks — Portfolio Market Value Sensitivity and Measurement of Interest-Rate Risk — Limitations of Market Risk Measures" in our 2013 Annual Report.
Duration Gap and PMVS Results
The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the three and six months ended June 30, 2014 and 2013. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear.
Our PMVS-L (50 basis points) exposure at June 30, 2014 was $19 million, which decreased compared to December 31, 2013 primarily due to a decrease in our duration exposure. On an average basis for the three and six months ended June 30, 2014, our PMVS-L (50 basis points) was $52 million and $68 million, respectively, primarily resulting from our duration exposure.

94	Freddie Mac

Table 53 — PMVS and Duration Gap Results

				PMVS-YC	PMVS-L
				25 bps	50 bps	100 bps
				(in millions)
Assuming shifts of the LIBOR yield curve:
June 30, 2014				$30	$19	$63
December 31, 2013				$—	$176	$368

	Three Months Ended June 30,
	2014			2013
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	—	$20	$52	0.5	$23	$356
Minimum	(0.8)	$—	$—	(0.8)	$2	$214
Maximum	0.7	$65	$209	2.0	$56	$673
Standard deviation	0.3	$20	$46	0.6	$14	$100

	Six Months Ended June 30,
	2014			2013
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	(0.2)	$16	$68	0.4	$21	$314
Minimum	(2.4)	$—	$—	(0.8)	$—	$161
Maximum	0.7	$65	$509	2.0	$56	$673
Standard deviation	0.5	$17	$101	0.5	$13	$92
Derivatives have historically enabled us to reduce our interest-rate risk exposure, which could have been higher without the use of derivatives. The table below shows that the PMVS-L risk levels for the periods presented would have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(2.8) billion at June 30, 2014, an increase of $0.8 billion from December 31, 2013.
Table 54 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)
At:
June 30, 2014	$2,800	$19	$(2,781)
December 31, 2013	$2,166	$176	$(1,990)
The disclosure in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

95	Freddie Mac

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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. We consider this situation to be a material weakness in our internal control over financial reporting. For more information, see "CONTROLS AND PROCEDURES — Management's Report on Internal Control Over Financial Reporting" in our 2013 Annual Report.
Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2014
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting
As described above under "Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of June 30, 2014 that we have not remediated.
Given the structural nature of this material weakness, we believe it is likely that we will not remediate it while we are under conservatorship. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA has established the Division of Conservatorship, which is intended to facilitate operation of the company with the oversight of the Conservator.

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

•
FHFA representatives attend meetings frequently with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, credit and capital markets management, external communications, and legal matters.

•	Senior officials within FHFA’s accounting group meet frequently with our senior financial executives regarding our accounting policies, practices, and procedures.
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the quarter ended June 30, 2014 have been prepared in conformity with GAAP.

96	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

97	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except share-related amounts)
Interest income
Mortgage loans:
Held by consolidated trusts	$14,249	$14,097	$28,733	$28,601
Unsecuritized	1,660	2,017	3,322	4,026
Total mortgage loans	15,909	16,114	32,055	32,627
Investments in securities	1,524	2,019	3,034	4,176
Other	6	12	11	30
Total interest income	17,439	18,145	35,100	36,833
Interest expense
Debt securities of consolidated trusts	(12,105)	(11,709)	(24,348)	(23,739)
Other debt:
Short-term debt	(34)	(45)	(75)	(89)
Long-term debt	(1,721)	(2,125)	(3,509)	(4,343)
Total interest expense	(13,860)	(13,879)	(27,932)	(28,171)
Expense related to derivatives	(76)	(122)	(155)	(253)
Net interest income	3,503	4,144	7,013	8,409
Benefit for credit losses	618	623	533	1,126
Net interest income after benefit for credit losses	4,121	4,767	7,546	9,535
Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(188)	28	(176)	62
Gains (losses) on retirement of other debt	1	25	8	(7)
Derivative gains (losses)	(1,926)	1,362	(4,277)	1,737
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(178)	(18)	(509)	(39)
Portion of other-than-temporary impairment recognized in AOCI	21	(26)	(12)	(48)
Net impairment of available-for-sale securities recognized in earnings	(157)	(44)	(521)	(87)
Other gains (losses) on investment securities recognized in earnings	372	(497)	1,138	(773)
Other income (loss)	492	(196)	5,533	148
Non-interest income (loss)	(1,406)	678	1,705	1,080
Non-interest expense
Salaries and employee benefits	(223)	(211)	(456)	(419)
Professional services	(126)	(134)	(264)	(243)
Occupancy expense	(14)	(14)	(27)	(27)
Other administrative expenses	(90)	(85)	(174)	(187)
Total administrative expenses	(453)	(444)	(921)	(876)
Real estate owned operations income (expense)	50	110	(9)	104
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(187)	(123)	(365)	(216)
Other expenses	(90)	(41)	(156)	(134)
Non-interest expense	(680)	(498)	(1,451)	(1,122)
Income before income tax (expense) benefit	2,035	4,947	7,800	9,493
Income tax (expense) benefit	(673)	41	(2,418)	76
Net income	1,362	4,988	5,382	9,569
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	479	(717)	906	1,563
Changes in unrealized gains (losses) related to cash flow hedge relationships	49	84	101	174
Changes in defined benefit plans	—	2	—	22
Total other comprehensive income (loss), net of taxes and reclassification adjustments	528	(631)	1,007	1,759
Comprehensive income	$1,890	$4,357	$6,389	$11,328
Net income	$1,362	$4,988	$5,382	$9,569
Undistributed net worth sweep and senior preferred stock dividends	(1,890)	(4,357)	(6,389)	(11,328)
Net income (loss) attributable to common stockholders	$(528)	$631	$(1,007)	$(1,759)
Net income (loss) per common share — basic and diluted	$(0.16)	$0.19	$(0.31)	$(0.54)
Weighted average common shares outstanding (in millions) — basic and diluted	3,236	3,238	3,237	3,238
The accompanying notes are an integral part of these consolidated financial statements.

98	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
	(in millions, except share-related amounts)
Assets
Cash and cash equivalents (includes $1 and $1, respectively, related to our consolidated VIEs)	$4,662	$11,281
Restricted cash and cash equivalents (includes $2,675 and $12,193, respectively, related to our consolidated VIEs)	2,789	12,265
Federal funds sold and securities purchased under agreements to resell (includes $14,350 and $3,150, respectively, related to our consolidated VIEs)	44,131	62,383
Investments in securities:
Available-for-sale, at fair value (includes $57 and $70, respectively, pledged as collateral that may be repledged)	113,598	128,919
Trading, at fair value (includes $827 and $365, respectively, pledged as collateral that may be repledged)	34,295	23,404
Total investments in securities	147,893	152,323
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $2,652 and $3,006, respectively)	1,533,521	1,529,905
Unsecuritized (net of allowances for loan losses of $20,047 and $21,612, respectively)	138,613	146,158
Total held-for-investment mortgage loans, net	1,672,134	1,676,063
Held-for-sale, at lower-of-cost-or-fair-value (includes $5,941 and $8,727 at fair value, respectively)	6,418	8,727
Total mortgage loans, net	1,678,552	1,684,790
Accrued interest receivable (includes $5,092 and $5,111, respectively, related to our consolidated VIEs)	6,059	6,150
Derivative assets, net	502	1,063
Real estate owned, net (includes $43 and $49, respectively, related to our consolidated VIEs)	3,677	4,551
Deferred tax assets, net	19,752	22,716
Other assets (Note 19) (includes $2,344 and $2,172, respectively, related to our consolidated VIEs)	8,601	8,539
Total assets	$1,916,618	$1,966,061
Liabilities and equity
Liabilities
Accrued interest payable (includes $4,700 and $4,702, respectively, related to our consolidated VIEs)	$6,507	$6,803
Debt, net:
Debt securities of consolidated trusts held by third parties (includes $48 and $59 at fair value, respectively)	1,453,563	1,433,984
Other debt (includes $4,277 and $2,683 at fair value, respectively)	445,112	506,767
Total debt, net	1,898,675	1,940,751
Derivative liabilities, net	1,289	180
Other liabilities (Note 19) (includes $5 and $6, respectively, related to our consolidated VIEs)	5,857	5,492
Total liabilities	1,912,328	1,953,226
Commitments and contingencies (Notes 9, 14, and 17)
Equity
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,040,391 shares and 650,039,533 shares outstanding, respectively	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(79,271)	(69,719)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $123 and $1,100, respectively, related to net unrealized losses on securities for which other-than-temporary impairment has been recognized in earnings)	1,868	962
Cash flow hedge relationships	(899)	(1,000)
Defined benefit plans	32	32
Total AOCI, net of taxes	1,001	(6)
Treasury stock, at cost, 75,823,495 shares and 75,824,353 shares, respectively	(3,885)	(3,885)
Total equity (See NOTE 11: STOCKHOLDERS’ EQUITY for information on our dividend obligation to Treasury)	4,290	12,835
Total liabilities and equity	$1,916,618	$1,966,061
The accompanying notes are an integral part of these consolidated financial statements.

99	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares Outstanding			Senior Preferred Stock, at Redemption Value	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
	Senior Preferred Stock	Preferred Stock	Common Stock
	(in millions)
Balance as of December 31, 2012	1	464	650	$72,336	$14,109	$—	$1	$(70,796)	$(2,938)	$(3,885)	$8,827
Comprehensive income:
Net income	—	—	—	—	—	—	—	9,569	—	—	9,569
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	1,759	—	1,759
Comprehensive income	—	—	—	—	—	—	—	9,569	1,759	—	11,328
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(12,798)	—	—	(12,798)
Ending balance at June 30, 2013	1	464	650	$72,336	$14,109	$—	$1	$(74,025)	$(1,179)	$(3,885)	$7,357
Balance as of December 31, 2013	1	464	650	$72,336	$14,109	$—	$—	$(69,719)	$(6)	$(3,885)	$12,835
Comprehensive income:
Net income	—	—	—	—	—	—	—	5,382	—	—	5,382
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	1,007	—	1,007
Comprehensive income	—	—	—	—	—	—	—	5,382	1,007	—	6,389
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(14,934)	—	—	(14,934)
Ending balance at June 30, 2014	1	464	650	$72,336	$14,109	$—	$—	$(79,271)	$1,001	$(3,885)	$4,290
The accompanying notes are an integral part of these consolidated financial statements.

100	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(in millions)
Cash flows from operating activities
Net income	$5,382	$9,569
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative losses (gains)	2,927	(3,574)
Asset related amortization — premiums, discounts, and basis adjustments	1,496	2,868
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(2,283)	(3,909)
Losses (gains) on extinguishment of debt securities of consolidated trusts and other debt	168	(55)
Benefit for credit losses	(533)	(1,126)
(Gains) losses on investment activity	(832)	1,413
Deferred income tax expense (benefit)	2,422	(81)
Purchases of held-for-sale mortgage loans	(5,588)	(12,875)
Sales of mortgage loans acquired as held-for-sale	8,735	14,790
Repayments of mortgage loans acquired as held-for-sale	49	68
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(498)	(620)
Change in:
Accrued interest receivable	91	417
Accrued interest payable	(280)	(512)
Income taxes receivable	(763)	5
Other, net	528	(608)
Net cash provided by operating activities	11,021	5,770
Cash flows from investing activities
Purchases of trading securities	(23,223)	(30,548)
Proceeds from sales of trading securities	7,461	22,754
Proceeds from maturities of trading securities	5,714	4,208
Purchases of available-for-sale securities	(10,547)	(1,558)
Proceeds from sales of available-for-sale securities	17,846	4,050
Proceeds from maturities of available-for-sale securities	10,511	18,610
Purchases of held-for-investment mortgage loans	(27,884)	(48,707)
Repayments of mortgage loans acquired as held-for-investment	109,973	252,720
Decrease in restricted cash	9,476	13,526
Net proceeds from dispositions of real estate owned and other recoveries	4,449	4,752
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	18,252	(2,586)
Derivative premiums and terminations and swap collateral, net	(1,469)	3,641
Net cash provided by investing activities	120,559	240,862
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	59,966	57,226
Repayments of debt securities of consolidated trusts held by third parties	(121,195)	(259,091)
Proceeds from issuance of other debt	270,786	359,413
Repayments of other debt	(332,818)	(386,023)
Payment of cash dividends on senior preferred stock	(14,934)	(12,798)
Payments of low-income housing tax credit partnerships notes payable	(4)	(5)
Net cash used in financing activities	(138,199)	(241,278)
Net (decrease) increase in cash and cash equivalents	(6,619)	5,354
Cash and cash equivalents at beginning of period	11,281	8,513
Cash and cash equivalents at end of period	$4,662	$13,867

Supplemental cash flow information
Cash paid for:
Debt interest	$31,016	$34,408
Net derivative interest carry	1,227	1,700
Income taxes	760	—
Non-cash investing and financing activities:
Underlying mortgage loans related to guarantor swap transactions	82,743	213,790
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	82,743	213,790
Elimination of investments in securities and debt securities of consolidated trusts held by third parties related to net consolidation of variable interest entities for which we are the primary beneficiary	(98)	(1,891)
Debt securities of consolidated trusts held by third parties extinguished for investment securities	477	—
Transfers from held-for-investment mortgage loans to held-for-sale mortgage loans	864	9
Transfers from held-for-sale mortgage loans to held-for-investment mortgage loans	153	—

The accompanying notes are an integral part of these consolidated financial statements.

101	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Freddie Mac is a GSE chartered by Congress in 1970 with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, or our 2013 Annual Report.
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
Beginning in the first quarter of 2014, we reclassified net discounts paid on retirements of other debt and net premiums received from issuance of debt securities of consolidated trusts and other debt from cash flows from operating activities to cash flows from financing activities on our consolidated statements of cash flows. This reclassification resulted in a decrease of $639 million to net cash provided by operating activities and an increase of $639 million to net cash used in financing activities for the six months ended June 30, 2013.
We recorded the cumulative effect of the correction of errors related to previously reported periods in the three and six months ended June 30, 2014. We concluded that these errors are not material individually or in the aggregate to our previously issued consolidated financial statements for any of the periods affected, or to our estimated earnings for the full year ending December 31, 2014, or to the trend of earnings.
Use of Estimates

102	Freddie Mac

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
Earnings Per Common Share
The August 2012 amendment to the Purchase Agreement changed the manner in which the dividend on the senior preferred stock is determined. For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. See "NOTE 11: STOCKHOLDERS' EQUITY — Senior Preferred Stock" for additional information regarding the Capital Reserve Amount. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero. The dividend is presented in the period in which it is determinable for the senior preferred stock as a reduction to net income (loss) available to common stockholders and net income (loss) per common share. The dividend is declared and paid in the following period and recorded as a reduction to equity in the period declared.
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
Diluted earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding during the period adjusted for the dilutive effect of common equivalent shares outstanding. For periods with net income attributable to common stockholders, the calculation includes the effect of the weighted average shares related to stock options if the average market price during the period exceeds the exercise price. During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share” in our 2013 Annual Report for further discussion of our significant accounting policies regarding our calculation of earnings per common share and “NOTE 11: STOCKHOLDERS’ EQUITY — Stock-Based Compensation” in this Form 10-Q for additional information on our earnings-per-share calculation.
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
Recently Issued Accounting Guidance, Not Yet Adopted Within These Consolidated Financial Statements
Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures
In June 2014, the FASB issued an amendment to the accounting guidance for transfers and servicing related to repurchase agreements and other similar transactions. This accounting guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings and requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. This accounting guidance is effective for interim and annual periods beginning after December 15, 2014. We are evaluating the impact that the adoption of this amendment will have on our consolidated financial statements.
Revenue from Contracts with Customers
In May 2014, the FASB issued an amendment to the accounting guidance related to the recognition of revenue. This accounting guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. This accounting guidance is effective for interim and annual periods beginning after December 15, 2016. We are evaluating the impact that the adoption of this amendment will have on our consolidated financial statements.
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January 2014, the FASB issued an amendment to the accounting guidance related to reclassifying residential real estate collateralized consumer mortgage loans upon foreclosure. This amendment clarifies that a creditor is considered to have

103	Freddie Mac

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
NOTE 2: CONSERVATORSHIP AND RELATED MATTERS
Business Objectives
We continue to operate under the conservatorship that commenced on September 6, 2008, conducting our business under the direction of FHFA, as our Conservator. The conservatorship and related matters have had a wide-ranging impact on us, including our management, business, financial condition and results of operations. Upon its appointment, FHFA, as Conservator, immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director thereof, with respect to the company and its assets. The Conservator also succeeded to the title to all books, records, and assets of Freddie Mac held by any other legal custodian or third party. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, business operations so that the company can continue to operate in the ordinary course. The directors serve on behalf of, and exercise authority as directed by, the Conservator.
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
Our current business objectives reflect direction we have received from the Conservator (including the 2014 Conservatorship Scorecard). At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives but may not contribute to our profitability. Certain of these objectives are intended to help homeowners and the mortgage market and may help to mitigate future credit losses. However, some of our initiatives are expected to have an adverse impact on our near- and long-term financial results. Given the important role the Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions and our public mission, we may be required to take additional actions that could have a negative impact on our business, operating results or financial condition.
The Conservator also stated that it is focusing on retaining value in the business operations of Freddie Mac and Fannie Mae, overseeing remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed.
On May 13, 2014, FHFA issued its 2014 Strategic Plan and the 2014 Conservatorship Scorecard. The 2014 Strategic Plan provides an updated vision for FHFA’s implementation of its obligations as conservator of Freddie Mac and Fannie Mae (the “Enterprises”). The 2014 Conservatorship Scorecard establishes objectives and performance targets and measures for 2014 for the Enterprises related to the strategic goals set forth in the 2014 Strategic Plan.
The 2014 Strategic Plan establishes three reformulated strategic goals for the conservatorships of Freddie Mac and Fannie Mae:

•
Maintain, in a safe and sound manner, foreclosure prevention activities and credit availability for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets.

•	Reduce taxpayer risk through increasing the role of private capital in the mortgage market.

•	Build a new single-family securitization infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future.
As part of the first goal, the 2014 Strategic Plan describes various steps related to increasing access to mortgage credit for credit-worthy borrowers. These steps include FHFA evaluating and, when appropriate, implementing changes to the Enterprises’ representation and warranty framework designed to provide lenders with greater certainty regarding their origination and servicing obligations. The 2014 Strategic Plan also provides for the Enterprises to refine and improve their foreclosure prevention and servicing initiatives for distressed borrowers and communities. The 2014 Strategic Plan provides for the Enterprises to continue to play an ongoing role in supporting multifamily housing needs, particularly for low-income households. The plan states that FHFA will continue to impose a production cap on Freddie Mac’s and Fannie Mae’s multifamily businesses, but one that does not require contracting their multifamily business.
FHFA stated that the second (“reduce”) goal builds upon and reformulates the “contract” goal used in the 2012 Strategic Plan. The reformulated goal no longer involves specific steps to contract the Enterprises’ market presence, but instead focuses on ways to shift risk to private market participants and away from the Enterprises in a responsible way that does not reduce

104	Freddie Mac

liquidity or adversely impact the availability of mortgage credit. The second goal provides for us to increase the use of single-family credit risk transfer transactions (e.g., STACR debt note transactions). The 2014 Strategic Plan also provides for us to continue using credit risk transfer transactions in the multifamily business and to continue shrinking our mortgage-related investments portfolio consistent with the requirements in the Purchase Agreement, with a focus on selling less liquid assets. The second goal also describes steps to strengthen counterparty standards for mortgage insurers.
The third goal includes the continued development of the Common Securitization Platform. In the 2014 Strategic Plan, FHFA refined the scope of this project to focus on making the new shared system operational for Freddie Mac’s and Fannie Mae’s existing single-family securitization activities. The third goal provides for the Enterprises to work towards the development of a single (common) security. The third goal also includes steps to continue to develop and implement mortgage data standards for the Enterprises and other market participants.
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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio
The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement, as amended on August 17, 2012, and FHFA regulation, may not exceed $470 billion at December 31, 2014 and was $420 billion at June 30, 2014. The annual 15% reduction in the size of our mortgage-related investments portfolio until it reaches $250 billion is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
Government Support for our Business
We receive substantial support from Treasury and FHFA, as our Conservator and regulator, and are dependent upon their continued support in order to continue operating our business. This support includes our ability to access funds from Treasury under the Purchase Agreement, which is critical to: (a) keeping us solvent; (b) allowing us to focus on our primary business objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. At March 31, 2014, our assets exceeded our liabilities under GAAP; therefore FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended June 30, 2014. Since conservatorship began through June 30, 2014, we have paid cash dividends of $86.3 billion to Treasury at the direction of the Conservator.
At June 30, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the second quarter of 2014.
See "NOTE 2: CONSERVATORSHIP AND RELATED MATTERS," “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS” and “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2013 Annual Report for more information on the conservatorship and the Purchase Agreement.
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
VIEs for which We are the Primary Beneficiary
Based on our evaluation of whether we hold a controlling financial interest in these VIEs, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions. Therefore, we consolidate on our balance sheets the assets and liabilities of these trusts. At both June 30, 2014 and December 31, 2013, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.5 trillion as measured using the UPB of issued PCs. In addition, we concluded that we are the primary beneficiary of Other Guarantee Transactions with underlying assets totaling $7.7 billion and $8.9 billion at June 30, 2014 and December 31, 2013, respectively.
VIEs for which We are not the Primary Beneficiary
Our involvement with VIEs for which we are not the primary beneficiary generally takes one of two forms (or both): (a) purchasing an investment in these entities; or (b) providing a guarantee to these entities.

105	Freddie Mac

The table below presents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs.
Table 3.1 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	June 30, 2014
	Mortgage-Related Security Trusts
	Freddie Mac Securities(1)	Non-Freddie Mac Securities(2)	Unsecuritized Multifamily Loans (3)	Other(2)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$5	$—	$11	$98
Investments in securities:
Available-for-sale, at fair value	37,755	72,945	—	—
Trading, at fair value	14,249	7,330	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	46,609	—
Held-for-sale	—	—	5,941	—
Accrued interest receivable	228	192	227	7
Other assets	822	2	398	458
Liabilities:
Derivative liabilities, net	—	—	—	(33)
Other liabilities	(908)	(90)	(18)	(616)
Maximum Exposure to Loss	$78,116	$79,138	$53,185	$10,244
Total Assets of Non-Consolidated VIEs(4)	$91,890	$421,616	$96,235	$22,993

	December 31, 2013
	Mortgage-Related Security Trusts
	Freddie Mac Securities(1)	Non-Freddie Mac Securities(2)	Unsecuritized Multifamily Loans(3)	Other(2)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$6	$—	$8	$58
Investments in securities:
Available-for-sale, at fair value	40,659	84,765	—	—
Trading, at fair value	9,349	7,414	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	50,306	—
Held-for-sale	—	—	8,727	—
Accrued interest receivable	232	226	261	7
Other assets	833	14	407	477
Liabilities:
Derivative liabilities, net	(3)	—	—	(35)
Other liabilities	(875)	(2)	(12)	(558)
Maximum Exposure to Loss	$72,072	$92,559	$59,710	$10,415
Total Assets of Non-Consolidated VIEs(4)	$84,731	$506,699	$105,120	$23,707

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

106	Freddie Mac

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
The table below summarizes the types of loans on our consolidated balance sheets as of June 30, 2014 and December 31, 2013.
Table 4.1 — Mortgage Loans

	June 30, 2014			December 31, 2013
	Unsecuritized	Held By Consolidated Trusts	Total	Unsecuritized	Held By Consolidated Trusts	Total
	(in millions)
Single-family:(1)
Fixed-rate
Amortizing	$109,358	$1,408,078	$1,517,436	$113,597	$1,402,841	$1,516,438
Interest-only	1,172	3,959	5,131	1,476	4,826	6,302
Total fixed-rate	110,530	1,412,037	1,522,567	115,073	1,407,667	1,522,740
Adjustable-rate
Amortizing	1,598	66,451	68,049	1,935	65,429	67,364
Interest-only	3,901	21,907	25,808	4,576	23,841	28,417
Total adjustable-rate	5,499	88,358	93,857	6,511	89,270	95,781
Other Guarantee Transactions	—	7,709	7,709	—	8,431	8,431
FHA/VA and other governmental	495	3,270	3,765	553	3,354	3,907
Total single-family	116,524	1,511,374	1,627,898	122,137	1,508,722	1,630,859
Multifamily:(1)
Fixed-rate	45,348	442	45,790	50,701	444	51,145
Adjustable-rate	7,210	—	7,210	8,467	—	8,467
Other governmental	3	—	3	3	—	3
Total multifamily	52,561	442	53,003	59,171	444	59,615
Total UPB of mortgage loans	169,085	1,511,816	1,680,901	181,308	1,509,166	1,690,474
Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(3,908)	24,357	20,449	(4,817)	23,745	18,928
Fair value adjustments on loans held-for sale(2)	(99)	—	(99)	6	—	6
Allowance for loan losses on mortgage loans held-for-investment	(20,047)	(2,652)	(22,699)	(21,612)	(3,006)	(24,618)
Total mortgage loans, net	$145,031	$1,533,521	$1,678,552	$154,885	$1,529,905	$1,684,790
Mortgage loans, net:
Held-for-investment	$138,613	$1,533,521	$1,672,134	$146,158	$1,529,905	$1,676,063
Held-for-sale	6,418	—	6,418	8,727	—	8,727
Total mortgage loans, net	$145,031	$1,533,521	$1,678,552	$154,885	$1,529,905	$1,684,790

(1)	Based on UPB.

(2)	Consists of fair value adjustments associated with multifamily mortgage loans (for which we have made a fair value election), and single-family mortgage loans classified as held-for-sale.
During the three months ended June 30, 2014 and 2013, we purchased $57.8 billion and $126.9 billion, respectively, in UPB of single-family mortgage loans, and $0.7 billion and $0.1 billion, respectively, in UPB of multifamily loans that were

107	Freddie Mac

classified as held-for-investment. During the six months ended June 30, 2014 and 2013, we purchased $106.4 billion and $256.6 billion, respectively, in UPB of single-family mortgage loans and $1.3 billion and $0.4 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment. Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. During the three months ended June 30, 2014 and 2013, we sold $4.5 billion and $8.8 billion, respectively, of held-for-sale multifamily mortgage loans. During the six months ended June 30, 2014 and 2013, we sold $8.4 billion and $14.4 billion, respectively, of held-for-sale multifamily mortgage loans. See “NOTE 14: FINANCIAL GUARANTEES” for more information on our issuances of Other Guarantee Transactions.
In April 2014, we received FHFA's approval for a pilot transaction to sell certain seriously delinquent unsecuritized single-family loans held on our consolidated balance sheet. In connection with this transaction, during the three months ended June 30, 2014, we reclassified $0.9 billion in recorded investment of mortgage loans from held-for-investment to held-for-sale. We subsequently reclassified certain of these loans back to held-for-investment during the three months ended June 30, 2014. For additional information regarding fair value of our loans classified as held-for-sale, see "NOTE 16: FAIR VALUE DISCLOSURES."
Credit Quality of Mortgage Loans
We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. A second-lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of both June 30, 2014 and December 31, 2013, based on data collected by us at loan delivery, approximately 14% of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first mortgage. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages. For further information about concentrations of risk associated with our single-family and multifamily mortgage loans, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”
The table below presents information on the estimated current LTV ratios of single-family held-for-investment loans on our consolidated balance sheets. Our current LTV ratio estimates are based on available data through the end of each respective period presented.
Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio

	As of June 30, 2014				As of December 31, 2013
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	≤ 80	> 80 to 100	> 100(2)	Total	≤ 80	> 80 to 100	> 100(2)	Total
	(in millions)
Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$860,835	$259,189	$104,746	$1,224,770	$819,509	$269,110	$124,491	$1,213,110
15-year amortizing fixed-rate(3)	267,087	16,257	4,564	287,908	270,211	19,658	5,748	295,617
Adjustable-rate(4)	58,064	6,436	1,045	65,545	56,208	6,714	1,578	64,500
Alt-A, interest-only, and option ARM(5)	29,698	19,679	20,091	69,468	29,927	21,564	25,089	76,580
Total single-family loans	$1,215,684	$301,561	$130,446	1,647,691	$1,175,855	$317,046	$156,906	1,649,807
Multifamily loans				47,142				50,874
Total recorded investment of held-for-investment loans				$1,694,833				$1,700,681

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

(2)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with estimated current LTV ratios in excess of 100% was 8.8% and 9.9% as of June 30, 2014 and December 31, 2013, respectively.

108	Freddie Mac

(3)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of June 30, 2014 and December 31, 2013, we have categorized UPB of approximately $43.3 billion and $43.8 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of modification rather than at a subsequent date.

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
The table below presents our loan loss reserves activity for the single-family and multifamily loans that we own or guarantee.

109	Freddie Mac

Table 4.3 — Detail of Loan Loss Reserves

	Three Months Ended June 30,
	2014				2013
	Allowance for Loan Losses		Reserve for Guarantee Losses(1)		Allowance for Loan Losses		Reserve for Guarantee Losses(1)
	Unsecuritized	Held By Consolidated Trusts		Total	Unsecuritized	Held By Consolidated Trusts		Total
	(in millions)
Single-family:
Beginning balance	$21,107	$2,789	$106	$24,002	$24,089	$4,089	$121	$28,299
Provision (benefit) for credit losses	(787)	196	(4)	(595)	(591)	77	(4)	(518)
Charge-offs(2)	(1,150)	(70)	(2)	(1,222)	(2,193)	(142)	(3)	(2,338)
Recoveries(3)	327	16	—	343	504	24	—	528
Transfers, net(4)	459	(279)	—	180	1,053	(826)	(1)	226
Ending balance	$19,956	$2,652	$100	$22,708	$22,862	$3,222	$113	$26,197
Multifamily:
Beginning balance	$113	$—	$19	$132	$308	$1	$31	$340
Provision (benefit) for credit losses	(20)	—	(3)	(23)	(103)	(1)	(1)	(105)
Charge-offs(2)	(2)	—	—	(2)	1	—	—	1
Ending balance	$91	$—	$16	$107	$206	$—	$30	$236
Total:
Beginning balance	$21,220	$2,789	$125	$24,134	$24,397	$4,090	$152	$28,639
Provision (benefit) for credit losses	(807)	196	(7)	(618)	(694)	76	(5)	(623)
Charge-offs(2)	(1,152)	(70)	(2)	(1,224)	(2,192)	(142)	(3)	(2,337)
Recoveries(3)	327	16	—	343	504	24	—	528
Transfers, net(4)	459	(279)	—	180	1,053	(826)	(1)	226
Ending balance	$20,047	$2,652	$116	$22,815	$23,068	$3,222	$143	$26,433

	Six Months Ended June 30,
	2014				2013
	Allowance for Loan Losses		Reserve for Guarantee Losses(1)		Allowance for Loan Losses		Reserve for Guarantee Losses(1)
	Unsecuritized	Held By Consolidated Trusts		Total	Unsecuritized	Held By Consolidated Trusts		Total
	(in millions)
Single-family:
Beginning balance	$21,487	$3,006	$85	$24,578	$25,449	$4,918	$141	$30,508
Provision (benefit) for credit losses	(876)	367	18	(491)	(1,654)	687	(20)	(987)
Charge-offs(2)	(2,450)	(226)	(3)	(2,679)	(4,677)	(312)	(5)	(4,994)
Recoveries(3)	664	246	—	910	1,127	59	—	1,186
Transfers, net(4)	1,131	(741)	—	390	2,617	(2,130)	(3)	484
Ending balance	$19,956	$2,652	$100	$22,708	$22,862	$3,222	$113	$26,197
Multifamily:
Beginning balance	$125	$—	$26	$151	$339	$1	$42	$382
Provision (benefit) for credit losses	(32)	—	(10)	(42)	(133)	(1)	(5)	(139)
Charge-offs(2)	(2)	—	—	(2)	(1)	—	—	(1)
Recoveries(3)	—	—	—	—	1	—	—	1
Transfers, net(4)	—	—	—	—	—	—	(7)	(7)
Ending balance	$91	$—	$16	$107	$206	$—	$30	$236
Total:
Beginning balance	$21,612	$3,006	$111	$24,729	$25,788	$4,919	$183	$30,890
Provision (benefit) for credit losses	(908)	367	8	(533)	(1,787)	686	(25)	(1,126)
Charge-offs(2)	(2,452)	(226)	(3)	(2,681)	(4,678)	(312)	(5)	(4,995)
Recoveries(3)	664	246	—	910	1,128	59	—	1,187
Transfers, net(4)	1,131	(741)	—	390	2,617	(2,130)	(10)	477
Ending balance	$20,047	$2,652	$116	$22,815	$23,068	$3,222	$143	$26,433

(1)
Loans associated with our reserve for guarantee losses are those loans that underlie our non-consolidated securitization trusts and other guarantee commitments and are evaluated for impairment on a collective basis. Our reserve for guarantee losses is included in other liabilities on our consolidated balance sheets.

110	Freddie Mac

(2)
Charge-offs represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet principally due to either foreclosure transfers or short sales. Charge-offs exclude $20 million and $68 million for the three months ended June 30, 2014 and 2013, respectively, and $38 million and $141 million for the six months ended June 30, 2014 and 2013, respectively, related to: (a) amounts recorded as losses on loans purchased within other expenses on our consolidated statements of comprehensive income, which relate to certain loans purchased under financial guarantees; or (b) cumulative fair value losses recognized through the date of foreclosure for multifamily loans which we elected to carry at fair value at the time of our purchase. We record charge-offs and recoveries on loans held by consolidated trusts when a loss event (such as a foreclosure transfer or foreclosure alternative) occurs on a loan while it remains in a consolidated trust.

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

(4)
Consists of: (a) approximately $0.2 billion and $0.8 billion during the three months ended June 30, 2014 and 2013, respectively, and $0.7 billion and $2.1 billion during the six months ended June 30, 2014 and 2013, respectively, of reclassified single-family reserves related to our removal of loans previously held by consolidated trusts; and (b) approximately $0.2 billion during both the three months ended June 30, 2014 and 2013, and $0.4 billion and $0.5 billion during the six months ended June 30, 2014 and 2013, respectively, attributable to capitalization of past due interest on modified mortgage loans.

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.
Table 4.4 — Net Investment in Mortgage Loans

	June 30, 2014			December 31, 2013
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)
Recorded investment:
Collectively evaluated	$1,548,092	$46,077	$1,594,169	$1,551,667	$49,598	$1,601,265
Individually evaluated	99,599	1,065	100,664	98,140	1,276	99,416
Total recorded investment	1,647,691	47,142	1,694,833	1,649,807	50,874	1,700,681
Ending balance of the allowance for loan losses:
Collectively evaluated	(4,515)	(33)	(4,548)	(5,939)	(45)	(5,984)
Individually evaluated	(18,093)	(58)	(18,151)	(18,554)	(80)	(18,634)
Total ending balance of the allowance	(22,608)	(91)	(22,699)	(24,493)	(125)	(24,618)
Net investment in mortgage loans	$1,625,083	$47,051	$1,672,134	$1,625,314	$50,749	$1,676,063
A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment while substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 12.6% and 12.9% of the recorded investment in such loans at June 30, 2014 and December 31, 2013, respectively, and the majority of the allowance associated with these loans represent concessions provided to borrowers as part of loan modifications. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both June 30, 2014 and December 31, 2013.
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

111	Freddie Mac

Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in millions)
Single-family:
Primary mortgage insurance	$211,058	$203,470	$53,250	$50,823
Risk transfer transactions(3)	114,425	56,903	3,376	1,183
Lender recourse and indemnifications	6,868	7,119	6,398	6,726
Pool insurance(4)	3,822	4,683	1,036	1,186
HFA indemnification(5)	3,612	4,051	3,323	3,323
Subordination(6)	2,512	2,644	365	399
Other credit enhancements	23	38	23	38
Total	$342,320	$278,908	$67,771	$63,678
Multifamily:
K Certificates(7)	$65,844	$59,326	$11,804	$10,601
Subordination(6)	4,372	4,435	727	756
HFA indemnification(5)	830	905	699	699
Other credit enhancements	6,300	6,666	1,678	1,834
Total	$77,346	$71,332	$14,908	$13,890

(1)
Excludes: (a) FHA/VA and other governmental loans; (b) purchased credit protection associated with $10.6 billion and $11.5 billion in UPB of single-family loans underlying Other Guarantee Transactions as of June 30, 2014 and December 31, 2013, respectively; and (c) repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards.

(2)
Except for subordination and K Certificates, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements. For subordination and K Certificates coverage, this represents the UPB of the securities that are subordinate to our guarantee, which could provide protection by absorbing first losses.

(3)
Represents: (a) STACR debt note transactions in which we issue and sell debt securities, the principal balance of which is subject to the performance of a reference pool of single-family mortgage loans owned or guaranteed by Freddie Mac; and (b) transactions in which we purchased insurance policies on a portion of the mezzanine loss positions that were not issued to third parties in certain STACR debt note transactions. UPB amounts presented represent the UPB of the loans in the associated reference pools as of the respective dates. Maximum coverage amounts presented represent the outstanding balance of the debt securities held by third parties as well as the remaining aggregate limit of insurance purchased from third parties.

(4)
Maximum coverage amounts presented have been limited to the UPB at period end. Excludes approximately $1.5 billion and $1.8 billion in UPB at June 30, 2014 and December 31, 2013, respectively, where the related loans are also covered by primary mortgage insurance.

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
Our structured agency credit risk (STACR) debt note transactions, in which we issue unsecured debt securities that reduce our exposure to credit risk, also provide credit enhancement protecting our single-family credit guarantee portfolio. We executed two STACR debt note transactions during the six months ended June 30, 2014. For more information about our STACR debt note transactions, see "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES" in our 2013 Annual Report.
We also have credit enhancements protecting our multifamily mortgage portfolio. Subordination, primarily through our K Certificates, is the most prevalent type, whereby we mitigate our credit risk exposure by structuring our securities to sell the expected credit risk to private investors who purchase the subordinate tranches.
We also have credit protection for certain mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $3.8 billion and $3.9 billion as of June 30, 2014 and December 31, 2013, respectively.
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

112	Freddie Mac

Total loan loss reserves consist of a specific valuation allowance related to individually impaired mortgage loans, and a general reserve for other probable incurred losses. Our recorded investment in individually impaired mortgage loans and the related specific valuation allowance are summarized in the table below by product class (for single-family loans).
Table 5.1 — Individually Impaired Loans

	Balance at June 30, 2014				For The Three Months Ended June 30, 2014			For The Six Months Ended June 30, 2014
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate(3)	$5,800	$3,483	N/A	$3,483	$3,453	$82	$7	$3,457	$172	$15
15-year amortizing fixed-rate(3)	51	32	N/A	32	32	2	—	33	5	—
Adjustable-rate(4)	18	13	N/A	13	11	—	—	11	—	—
Alt-A, interest-only, and option ARM(5)	1,796	1,143	N/A	1,143	1,122	19	2	1,103	38	2
Total with no specific allowance recorded	7,665	4,671	N/A	4,671	4,618	103	9	4,604	215	17
With specific allowance recorded:(6)
20 and 30-year or more, amortizing fixed-rate(3)	77,218	76,174	$(14,247)	61,927	75,761	586	64	75,343	1,172	130
15-year amortizing fixed-rate(3)	1,300	1,302	(41)	1,261	1,265	14	2	1,270	28	5
Adjustable-rate(4)	910	905	(70)	835	896	6	1	907	12	2
Alt-A, interest-only, and option ARM(5)	16,892	16,547	(3,735)	12,812	16,515	95	13	16,592	191	28
Total with specific allowance recorded	96,320	94,928	(18,093)	76,835	94,437	701	80	94,112	1,403	165
Combined single-family:
20 and 30-year or more, amortizing fixed-rate(3)	83,018	79,657	(14,247)	65,410	79,214	668	71	78,800	1,344	145
15-year amortizing fixed-rate(3)	1,351	1,334	(41)	1,293	1,297	16	2	1,303	33	5
Adjustable-rate(4)	928	918	(70)	848	907	6	1	918	12	2
Alt-A, interest-only, and option ARM(5)	18,688	17,690	(3,735)	13,955	17,637	114	15	17,695	229	30
Total single-family(7)	$103,985	$99,599	$(18,093)	$81,506	$99,055	$804	$89	$98,716	$1,618	$182
Multifamily —
With no specific allowance recorded(8)	$580	$569	N/A	$569	$586	$8	$2	$668	$16	$5
With specific allowance recorded	507	496	$(58)	438	497	6	5	511	13	9
Total multifamily	$1,087	$1,065	$(58)	$1,007	$1,083	$14	$7	$1,179	$29	$14
Total single-family and multifamily	$105,072	$100,664	$(18,151)	$82,513	$100,138	$818	$96	$99,895	$1,647	$196

113	Freddie Mac

	Balance at December 31, 2013				For The Three Months Ended June 30, 2013			For The Six Months Ended June 30, 2013
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate(3)	$5,927	$3,355	N/A	$3,355	$3,342	$107	$10	$3,304	$206	$20
15-year amortizing fixed-rate(3)	62	34	N/A	34	30	2	—	30	3	1
Adjustable rate(4)	19	13	N/A	13	13	—	—	13	—	—
Alt-A, interest-only, and option ARM(5)	1,758	1,038	N/A	1,038	974	19	3	927	36	5
Total with no specific allowance recorded	7,766	4,440	N/A	4,440	4,359	128	13	4,274	245	26
With specific allowance recorded:(6)
20 and 30-year or more, amortizing fixed-rate(3)	75,633	74,554	$(14,431)	60,123	68,830	540	84	68,128	1,053	155
15-year amortizing fixed-rate(3)	1,324	1,324	(43)	1,281	1,087	12	3	1,085	24	6
Adjustable rate(4)	967	962	(84)	878	844	5	2	840	11	3
Alt-A, interest-only, and option ARM(5)	17,210	16,860	(3,996)	12,864	16,484	97	27	16,505	188	42
Total with specific allowance recorded	95,134	93,700	(18,554)	75,146	87,245	654	116	86,558	1,276	206
Combined single-family:
20 and 30-year or more, amortizing fixed-rate(3)	81,560	77,909	(14,431)	63,478	72,172	647	94	71,432	1,259	175
15-year amortizing fixed-rate(3)	1,386	1,358	(43)	1,315	1,117	14	3	1,115	27	7
Adjustable rate (4)	986	975	(84)	891	857	5	2	853	11	3
Alt-A, interest-only, and option ARM(5)	18,968	17,898	(3,996)	13,902	17,458	116	30	17,432	224	47
Total single-family(7)	$102,900	$98,140	$(18,554)	$79,586	$91,604	$782	$129	$90,832	$1,521	$232
Multifamily —
With no specific allowance recorded(8)	$694	$681	N/A	$681	$985	$13	$6	$1,076	$27	$12
With specific allowance recorded	608	595	$(80)	515	866	12	9	907	24	19
Total multifamily	$1,302	$1,276	$(80)	$1,196	$1,851	$25	$15	$1,983	$51	$31
Total single-family and multifamily	$104,202	$99,416	$(18,634)	$80,782	$93,455	$807	$144	$92,815	$1,572	$263

(1)	Consists of income recognized during the period related to loans categorized as non-accrual.

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

(7)
As of June 30, 2014 and December 31, 2013 includes $96.3 billion and $95.1 billion, respectively, of UPB associated with loans for which we have recorded a specific allowance, and $7.7 billion and $7.8 billion, respectively, of UPB associated with loans that have no specific allowance recorded. See endnote (2) for additional information.

(8)
Individually impaired multifamily loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

Interest income foregone on individually impaired loans was $0.6 billion for both the three months ended June 30, 2014 and 2013, and $1.3 billion for both the six months ended June 30, 2014 and 2013.

114	Freddie Mac

Mortgage Loan Performance
The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.
Table 5.2 — Payment Status of Mortgage Loans(1)

	June 30, 2014
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,176,501	$17,606	$5,615	$25,048	$1,224,770	$25,043
15-year amortizing fixed-rate(2)	285,906	1,025	221	756	287,908	756
Adjustable-rate(3)	64,281	434	125	705	65,545	705
Alt-A, interest-only, and option ARM(4)	57,912	2,387	957	8,212	69,468	8,209
Total single-family	1,584,600	21,452	6,918	34,721	1,647,691	34,713
Total multifamily	47,121	8	4	9	47,142	510
Total single-family and multifamily	$1,631,721	$21,460	$6,922	$34,730	$1,694,833	$35,223

	December 31, 2013
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family —
20 and 30-year or more, amortizing fixed-rate(2)	$1,157,057	$19,743	$6,675	$29,635	$1,213,110	$29,620
15-year amortizing fixed-rate(2)	293,286	1,196	271	864	295,617	863
Adjustable-rate(3)	62,987	495	147	871	64,500	871
Alt-A, interest-only, and option ARM(4)	62,356	2,898	1,157	10,169	76,580	10,162
Total single-family	1,575,686	24,332	8,250	41,539	1,649,807	41,516
Total multifamily	50,827	—	21	26	50,874	627
Total single-family and multifamily	$1,626,513	$24,332	$8,271	$41,565	$1,700,681	$42,143

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
We have the option under our PC master trust agreement to remove mortgage loans that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more. As of June 30, 2014, there were $0.8 billion in UPB of loans underlying our PCs that were 120 days or more delinquent, and that met our criteria for removing the loan from the PC trust. Generally, we remove these delinquent loans from the PC trust, and thereby extinguish the related PC debt at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.
When we remove mortgage loans from PC trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We removed $2.8 billion and $6.3 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other guarantee commitments) for the three and six months ended June 30, 2014, respectively, compared to $4.8 billion and $10.6 billion in UPB for the three and six months ended June 30, 2013, respectively.
The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

115	Freddie Mac

 Table 5.3 — Delinquency Rates

	June 30, 2014	December 31, 2013
Single-family:(1)
Non-credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	1.73%	1.99%
Total number of seriously delinquent loans	159,247	183,822
Credit-enhanced portfolio (excluding Other Guarantee Transactions):
Serious delinquency rate	3.58%	4.34%
Total number of seriously delinquent loans	47,063	56,794
Other Guarantee Transactions:(2)
Serious delinquency rate	10.41%	10.91%
Total number of seriously delinquent loans	13,019	14,709
Total single-family:
Serious delinquency rate	2.07%	2.39%
Total number of seriously delinquent loans	219,329	255,325
Multifamily:(3)
Non-credit-enhanced portfolio:
Delinquency rate	0.02%	0.07%
UPB of delinquent loans (in millions)	$13	$46
Credit-enhanced portfolio:
Delinquency rate	0.02%	0.11%
UPB of delinquent loans (in millions)	$14	$75
Total Multifamily:
Delinquency rate	0.02%	0.09%
UPB of delinquent loans (in millions)	$27	$121

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
During the six months ended June 30, 2014 approximately 56% of completed single-family loan modifications that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions and approximately 29% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During the six months ended June 30, 2014, the average term extension was 174 months and the average interest rate reduction was 1.6% on completed single-family loan modifications classified as TDRs.
TDR Activity and Performance
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the three and six months ended June 30, 2014 and 2013, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

116	Freddie Mac

Table 5.4 — TDR Activity, by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment	# of Loans	Post-TDR Recorded Investment
	(dollars in millions)
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate(2)	17,424	$2,618	21,911	$3,538	35,162	$5,345	44,392	$7,233
15-year amortizing fixed-rate	1,837	137	2,709	187	3,347	255	4,597	330
Adjustable-rate(3)	442	66	989	142	939	146	1,678	260
Alt-A, interest-only, and option ARM(4)	2,430	481	4,040	920	5,136	1,054	8,707	2,008
Total Single-family	22,133	3,302	29,649	4,787	44,584	6,800	59,374	9,831
Multifamily	1	10	2	42	1	10	5	73
Total	22,134	$3,312	29,651	$4,829	44,585	$6,810	59,379	$9,904

(1)
The pre-TDR recorded investment for single-family loans initially classified as TDR during the three and six months ended June 30, 2014 was $3.3 billion and $6.8 billion, respectively, compared to $4.8 billion and $9.8 billion during the three and six months ended June 30, 2013, respectively.

(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio.”

(3)	Includes balloon/reset mortgage loans and excludes option ARMs.

(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio.”
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods. The table presents loans based on their original product category before modification and excludes loans subject to other loss mitigation activity that were classified as TDRs during the period. Substantially all of our completed single-family loan modifications classified as a TDR during the six months ended June 30, 2014 resulted in a modified loan with a fixed interest rate.
Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)	# of Loans	Post-TDR Recorded Investment(2)
	(dollars in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate(3)	4,392	$780	3,612	$670	8,624	$1,561	6,783	$1,263
15-year amortizing fixed-rate	138	13	127	15	291	29	217	24
Adjustable-rate	88	17	49	9	162	31	103	20
Alt-A, interest-only, and option ARM(4)	562	137	551	147	1,174	290	1,062	282
Total single-family	5,180	$947	4,339	$841	10,251	$1,911	8,165	$1,589
Multifamily	—	$—	—	$—	—	$—	—	$—

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
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During the six months ended June 30, 2014 and 2013, 4,295 and 4,158 of such loans, respectively, with a post-TDR recorded investment of $651 million and $693 million, respectively, experienced a payment default.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During the six months ended June 30, 2014 and 2013,

117	Freddie Mac

2,388 and 10,327, respectively, of such loans (with a post-TDR recorded investment of $0.4 billion and $1.7 billion, respectively) experienced a payment default.
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
Table 6.1 — REO

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Beginning balance — REO	$4,397	$4,365	$4,602	$4,407
Additions	1,026	1,427	2,478	2,988
Dispositions	(1,727)	(1,719)	(3,384)	(3,322)
Ending balance — REO	3,696	4,073	3,696	4,073
Beginning balance, valuation allowance	(58)	(42)	(51)	(29)
Change in valuation allowance	39	20	32	7
Ending balance, valuation allowance	(19)	(22)	(19)	(22)
Ending balance — REO, net	$3,677	$4,051	$3,677	$4,051
The REO balance, net at June 30, 2014 and December 31, 2013 associated with single-family properties was $3.7 billion and $4.5 billion, respectively, and the balance associated with multifamily properties was $16 million and $10 million, respectively. The Southeast region represented approximately 38% and 34% of our single-family REO additions during the three months ended June 30, 2014 and 2013, respectively, based on the number of properties, and the North Central region represented approximately 24% and 31% of our single-family REO additions during these periods. Our single-family REO inventory consisted of 36,134 properties and 47,307 properties at June 30, 2014 and December 31, 2013, respectively. In recent years, the foreclosure process has been significantly slowed in many geographical areas, particularly in states that require a judicial foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about regional concentrations in our portfolio.
Excluding holding period valuation adjustments and recoveries, we recognized gains of $154 million and $237 million on REO dispositions during the three months ended June 30, 2014 and 2013, respectively, and $283 million and $396 million on REO dispositions during the six months ended June 30, 2014 and 2013, respectively. We increased (decreased) our valuation allowance for properties in our REO inventory by $(26) million and $(6) million during the three months ended June 30, 2014 and 2013, respectively, and $(1) million and $17 million during the six months ended June 30, 2014 and 2013, respectively.
REO property acquisitions that result from extinguishment of our mortgage loans held on our consolidated balance sheets are treated as non-cash transfers. The amount of non-cash acquisitions of REO properties during the six months ended June 30, 2014 and 2013 was $2.3 billion and $2.8 billion, respectively.
NOTE 7: INVESTMENTS IN SECURITIES
The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At June 30, 2014 and December 31, 2013, all available-for-sale securities are mortgage-related securities.

118	Freddie Mac

Table 7.1 — Available-For-Sale Securities

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$36,245	$1,568	$(58)	$37,755
Fannie Mae	8,806	618	(2)	9,422
Ginnie Mae	203	17	—	220
CMBS	24,607	1,179	(127)	25,659
Subprime	25,201	667	(1,577)	24,291
Option ARM	6,271	306	(346)	6,231
Alt-A and other	5,934	582	(62)	6,454
Obligations of states and political subdivisions	2,865	37	(4)	2,898
Manufactured housing	592	79	(3)	668
Total available-for-sale securities	$110,724	$5,053	$(2,179)	$113,598

December 31, 2013
Available-for-sale securities:
Freddie Mac	$39,001	$1,847	$(189)	$40,659
Fannie Mae	10,140	660	(3)	10,797
Ginnie Mae	149	18	—	167
CMBS	29,151	1,524	(337)	30,338
Subprime	29,897	382	(2,780)	27,499
Option ARM	6,617	338	(381)	6,574
Alt-A and other	8,322	526	(142)	8,706
Obligations of states and political subdivisions	3,533	23	(61)	3,495
Manufactured housing	629	61	(6)	684
Total available-for-sale securities	$127,439	$5,379	$(3,899)	$128,919
Available-For-Sale Securities in a Gross Unrealized Loss Position
The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater.

119	Freddie Mac

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
June 30, 2014	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$4,150	$—	$(8)	$(8)	$1,395	$—	$(50)	$(50)	$5,545	$—	$(58)	$(58)
Fannie Mae	5	—	—	—	55	—	(2)	(2)	60	—	(2)	(2)
Ginnie Mae	72	—	—	—	—	—	—	—	72	—	—	—
CMBS	97	—	—	—	2,525	(2)	(125)	(127)	2,622	(2)	(125)	(127)
Subprime	1,502	(35)	—	(35)	13,096	(1,385)	(157)	(1,542)	14,598	(1,420)	(157)	(1,577)
Option ARM	630	(7)	—	(7)	2,381	(335)	(4)	(339)	3,011	(342)	(4)	(346)
Alt-A and other	205	(7)	—	(7)	803	(49)	(6)	(55)	1,008	(56)	(6)	(62)
Obligations of states and political subdivisions	85	—	(1)	(1)	193	—	(3)	(3)	278	—	(4)	(4)
Manufactured housing	18	—	—	—	41	(2)	(1)	(3)	59	(2)	(1)	(3)
Total available-for-sale securities in a gross unrealized loss position	$6,764	$(49)	$(9)	$(58)	$20,489	$(1,773)	$(348)	$(2,121)	$27,253	$(1,822)	$(357)	$(2,179)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
December 31, 2013	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total	Fair Value	Other-Than- Temporary Impairment(1)	Temporary Impairment(2)	Total
	(in millions)
Available-for-sale securities:
Freddie Mac	$7,957	$—	$(144)	$(144)	$649	$—	$(45)	$(45)	$8,606	$—	$(189)	$(189)
Fannie Mae	248	—	(2)	(2)	19	—	(1)	(1)	267	—	(3)	(3)
CMBS	1,147	(7)	(78)	(85)	1,992	(16)	(236)	(252)	3,139	(23)	(314)	(337)
Subprime	472	(19)	—	(19)	19,103	(2,448)	(313)	(2,761)	19,575	(2,467)	(313)	(2,780)
Option ARM	77	(2)	—	(2)	2,608	(374)	(5)	(379)	2,685	(376)	(5)	(381)
Alt-A and other	262	(5)	—	(5)	1,854	(113)	(24)	(137)	2,116	(118)	(24)	(142)
Obligations of states and political subdivisions	1,885	(7)	(49)	(56)	24	—	(5)	(5)	1,909	(7)	(54)	(61)
Manufactured housing	—	—	—	—	65	(4)	(2)	(6)	65	(4)	(2)	(6)
Total available-for-sale securities in a gross unrealized loss position	$12,048	$(40)	$(273)	$(313)	$26,314	$(2,955)	$(631)	$(3,586)	$38,362	$(2,995)	$(904)	$(3,899)

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.
At June 30, 2014, total gross unrealized losses on available-for-sale securities were $2.2 billion. The gross unrealized losses relate to 554 individual lots representing 530 separate securities. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.
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

120	Freddie Mac

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
As noted in “Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings,” our net impairment on available-for-sale securities during 2014 includes certain securities that we have the intent to sell prior to the recovery of the unrealized loss. In cases where we have the intent to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost, the security’s entire decline in fair value would be deemed to be other-than-temporary and is recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings. For the remaining available-for-sale securities in an unrealized loss position at June 30, 2014, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.
The table below presents the modeled attributes, including default rates, prepayment rates, and severities, without regard to subordination, that are used to determine whether our interests in certain available-for-sale non-agency mortgage-related securities will experience a cash shortfall.
Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	June 30, 2014
			Alt-A(1)
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)
Issuance Date
2004 and prior:
UPB	$616	$40	$381	$275	$202
Weighted average collateral defaults(2)	34%	22%	13%	30%	17%
Weighted average collateral severities(3)	57%	44%	46%	44%	38%
Weighted average voluntary prepayment rates(4)	7%	9%	12%	8%	9%
Average credit enhancements(5)	31%	—%	14%	11%	13%
2005:
UPB	$3,100	$1,920	$581	$452	$2,080
Weighted average collateral defaults(2)	44%	29%	19%	38%	24%
Weighted average collateral severities(3)	59%	49%	46%	50%	42%
Weighted average voluntary prepayment rates(4)	4%	8%	11%	7%	10%
Average credit enhancements(5)	44%	1%	(1)%	16%	(2)%
2006:
UPB	$14,250	$4,613	$358	$561	$510
Weighted average collateral defaults(2)	50%	39%	27%	42%	32%
Weighted average collateral severities(3)	60%	50%	46%	50%	41%
Weighted average voluntary prepayment rates(4)	3%	7%	9%	7%	9%
Average credit enhancements(5)	2%	(7)%	(2)%	(5)%	(9)%
2007:
UPB	$16,117	$3,143	$124	$601	$214
Weighted average collateral defaults(2)	50%	39%	41%	41%	38%
Weighted average collateral severities(3)	59%	50%	51%	50%	47%
Weighted average voluntary prepayment rates(4)	2%	7%	7%	7%	8%
Average credit enhancements(5)	2%	2%	(1)%	(23)%	—%
Total:
UPB	$34,083	$9,716	$1,444	$1,889	$3,006
Weighted average collateral defaults(2)	49%	37%	21%	39%	26%
Weighted average collateral severities(3)	59%	50%	46%	49%	42%
Weighted average voluntary prepayment rates(4)	3%	7%	10%	7%	10%
Average credit enhancements(5)	6%	(2)%	3%	(3)%	(2)%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which primarily consist of securities backed by home equity lines of credit.

(2)	The expected cumulative default rate is expressed as a percentage of the current collateral UPB.

(3)	The expected average loss given default is calculated as the ratio of cumulative loss over cumulative default for each security.

(4)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.

121	Freddie Mac

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
Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Available-for-sale securities:(1)
CMBS	$—	$—	$—	$(10)
Subprime	(135)	(13)	(457)	(46)
Option ARM	(17)	(5)	(33)	(5)
Alt-A and other	(5)	(25)	(31)	(25)
Manufactured housing	—	(1)	—	(1)
Total net impairment of available-for-sale securities recognized in earnings	$(157)	$(44)	$(521)	$(87)

(1)
Includes $138 million and $466 million during the three and six months ended June 30, 2014, respectively, compared to $16 million during both the three and six months ended June 30, 2013, respectively, as we had the intent to sell the related securities before recovery of their amortized cost basis.

The table below presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss has been recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between: (a) the present value of expected future cash flows at the time of impairment, including the estimated proceeds from bond insurance; and (b) the amortized cost basis of the security prior to considering credit losses. The beginning balances represent the other-than-temporary impairment credit loss components related to available-for-sale securities for which other-than-temporary impairment occurred prior to April 1, 2014, April 1, 2013, January 1, 2014, and January 1, 2013, respectively, but will not be realized until the securities are sold, written off, or mature. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is: (a) the first time the debt security was credit-impaired; or (b) not the first time the debt security was credit-impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced by the amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security.
Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$12,750	$16,332	$14,463	$16,745
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	—	—	—	16
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	19	28	55	55
Reductions:
Amounts related to securities which were sold, written off, or matured	(233)	(389)	(334)	(805)
Amounts for which we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(1,271)	(109)	(2,787)	(109)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(147)	(90)	(279)	(130)
Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings(1)	$11,118	$15,772	$11,118	$15,772

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.

122	Freddie Mac

Realized Gains and Losses on Sales of Available-For-Sale Securities
The table below illustrates the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Gross realized gains
Mortgage-related securities:
Freddie Mac	$66	$76	$664	$76
Fannie Mae	30	—	41	16
CMBS	111	124	140	207
Alt-A and other	92	46	204	46
Obligations of states and political subdivisions	1	10	1	12
Subprime	42	—	67	—
Option ARM	4	—	4	—
Total mortgage-related securities gross realized gains	346	256	1,121	357
Gross realized gains	346	256	1,121	357
Gross realized losses
Mortgage related securities:(1)
Freddie Mac	(2)	—	(2)	—
Alt-A and other	—	—	(1)	—
Subprime	(12)	(2)	(13)	(2)
Total mortgage-related securities gross realized losses	(14)	(2)	(16)	(2)
Gross realized losses	(14)	(2)	(16)	(2)
Net realized gains (losses)	$332	$254	$1,105	$355

(1)
The individual sales do not change our conclusion, at period end, that we do not intend to sell our remaining mortgage-related available-for-sale securities that are in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses.

Maturities of Available-For-Sale Securities
The table below summarizes the remaining contractual maturities of available-for-sale securities.
Table 7.7 — Maturities of Available-For-Sale Securities(1)

	As of June 30, 2014
					After One Year Through		After Five Years
	Total	Total	One Year or Less		Five Years		Through Ten Years		After Ten Years
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$36,245	$37,755	$—	$—	$433	$454	$427	$455	$35,385	$36,846
Fannie Mae	8,806	9,422	2	2	88	93	129	142	8,587	9,185
Ginnie Mae	203	220	—	—	5	6	19	22	179	192
CMBS	24,607	25,659	—	—	316	335	—	—	24,291	25,324
Subprime	25,201	24,291	—	—	—	—	—	—	25,201	24,291
Option ARM	6,271	6,231	—	—	—	—	—	—	6,271	6,231
Alt-A and other	5,934	6,454	3	3	51	52	2	2	5,878	6,397
Obligations of states and political subdivisions	2,865	2,898	—	—	44	47	68	69	2,753	2,782
Manufactured housing	592	668	—	—	—	—	10	12	582	656
Total available-for-sale securities	$110,724	$113,598	$5	$5	$937	$987	$655	$702	$109,127	$111,904

(1)	Maturity information provided is based on contractual maturities, which may not represent the expected life as obligations underlying these securities may be prepaid at any time without penalty.
Trading Securities
The table below summarizes the estimated fair values by major security type for trading securities. Our trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities.

123	Freddie Mac

Table 7.8 — Trading Securities

	June 30, 2014	December 31, 2013
	(in millions)
Mortgage-related securities:
Freddie Mac	$14,249	$9,349
Fannie Mae	7,234	7,180
Ginnie Mae	19	98
Other	82	141
Total mortgage-related securities	21,584	16,768
U.S. Treasury securities	12,711	6,636
Total fair value of trading securities	$34,295	$23,404
With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of June 30, 2014.
For the three and six months ended June 30, 2014, we recorded net unrealized gains (losses) on trading securities held at those dates of $35 million and $3 million, respectively. For the three and six months ended June 30, 2013, we recorded net unrealized gains (losses) on trading securities held at those dates of $(0.7) billion and $(1.1) billion, respectively.
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
Our debt cap under the Purchase Agreement is $663.0 billion in 2014 and will decline to $563.6 billion on January 1, 2015. As of June 30, 2014, our aggregate indebtedness was $449.2 billion. Our aggregate indebtedness is calculated as the par value of other debt.
In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.
Other Debt
The table below summarizes the balances and effective interest rates for other debt. We had no balances in federal funds purchased and securities sold under agreements to repurchase at either June 30, 2014 or December 31, 2013.

124	Freddie Mac

Table 8.1 — Other Debt

	June 30, 2014			December 31, 2013
	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)
	(dollars in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$109,826	$109,789	0.11%	$137,767	$137,712	0.13%
Medium-term notes	500	500	0.16	4,000	4,000	0.16
Total other short-term debt	$110,326	$110,289	0.11	$141,767	$141,712	0.13
Other long-term debt:
Original maturities on or before December 31,
2014	$43,415	$43,381	1.65%	$78,115	$78,041	1.91%
2015	60,887	60,872	1.58	70,303	70,284	1.44
2016	62,062	62,212	2.16	63,564	63,669	2.19
2017	63,571	63,545	1.91	51,908	51,885	2.14
2018	32,107	32,067	1.71	33,418	33,372	1.74
Thereafter	76,864	72,746	2.85	72,270	67,804	2.93
Total other long-term debt(3)	338,906	334,823	2.05	369,578	365,055	2.08
Total other debt	$449,232	$445,112		$511,345	$506,767

(1)
Represents par value, net of associated discounts or premiums, and hedge-related basis adjustments with $4.3 billion and $2.7 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at June 30, 2014 and December 31, 2013.

(2)
Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedge-related basis adjustments.

(3)
Balance, net for other long-term debt includes callable debt of $97.6 billion and $107.5 billion at June 30, 2014 and December 31, 2013, respectively, which gives us the option to call or not call debt for a variety of reasons that include managing the composition of liabilities or economic reasons.

Debt Securities of Consolidated Trusts Held by Third Parties
Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (i.e., single-family PC trusts and certain single-family and multifamily Other Guarantee Transactions).
The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.
Table 8.2 — Debt Securities of Consolidated Trusts Held by Third Parties

	June 30, 2014				December 31, 2013
	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)
	(dollars in millions)				(dollars in millions)
Single-family:(3)
30-year or more, fixed-rate	2014 - 2053	$989,316	$1,015,738	4.10%	2014 - 2052	$969,270	$993,683	4.14%
20-year fixed-rate	2014 - 2034	74,593	76,925	3.78	2014 - 2034	75,910	78,252	3.81
15-year fixed-rate	2014 - 2029	268,886	275,380	3.18	2014 - 2029	270,513	277,018	3.23
Adjustable-rate	2014 - 2047	63,283	64,576	2.63	2014 - 2047	60,683	61,830	2.64
Interest-only(4)	2026 - 2041	19,042	19,076	3.47	2026 - 2041	21,352	21,390	3.70
FHA/VA	2014 - 2044	1,343	1,369	5.45	2014 - 2041	1,284	1,303	5.67
Total single-family		1,416,463	1,453,064			1,399,012	1,433,476
Multifamily(5)	2018 - 2019	442	499	4.77	2018 - 2019	444	508	4.96
Total debt securities of consolidated trusts held by third parties(6)		$1,416,905	$1,453,563			$1,399,456	$1,433,984

(1)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.

(2)	Represents par value, net of associated discounts, premiums, and other basis adjustments.

(3)	Debt securities of consolidated trusts held by third parties are prepayable as the loans that collateralize the debt may prepay without penalty at any time.

(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.

(5)	Balance, Net includes interest-only securities recorded at fair value.

(6)	The effective rate for debt securities of consolidated trusts held by third parties was 3.31% and 3.39% as of June 30, 2014 and December 31, 2013, respectively.

125	Freddie Mac

Line of Credit
At both June 30, 2014 and December 31, 2013, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. We have used this line of credit to provide us with additional liquidity to fund our intraday payment activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs. No amounts were drawn on this line of credit at June 30, 2014 and December 31, 2013. The line of credit expired in July 2014.
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
Derivative Assets and Liabilities at Fair Value
The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.

126	Freddie Mac

Table 9.1 — Derivative Assets and Liabilities at Fair Value

	June 30, 2014			December 31, 2013
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging
Interest-rate swaps:
Receive-fixed	$233,940	$5,441	$(651)	$281,727	$4,475	$(2,438)
Pay-fixed	225,440	1,730	(11,871)	242,597	5,540	(10,879)
Basis (floating to floating)	300	3	—	300	4	—
Total interest-rate swaps	459,680	7,174	(12,522)	524,624	10,019	(13,317)
Option-based:
Call swaptions
Purchased	41,389	2,386	—	59,290	2,373	—
Written	3,139	—	(4)	5,945	—	(201)
Put Swaptions
Purchased	28,315	312	—	33,410	698	—
Written	1,178	—	(2)	—	—	—
Other option-based derivatives(1)	16,102	801	—	23,365	1,041	(3)
Total option-based	90,123	3,499	(6)	122,010	4,112	(204)
Futures	50,000	—	—	50,270	—	—
Foreign-currency swaps	—	—	—	528	39	—
Commitments	23,773	79	(74)	18,731	61	(69)
Credit derivatives	5,244	—	(31)	5,386	—	(6)
Swap guarantee derivatives	3,347	—	(28)	3,477	—	(31)
Total derivatives not designated as hedging instruments	632,167	10,752	(12,661)	725,026	14,231	(13,627)
Derivative interest receivable (payable)		928	(1,644)		1,243	(1,835)
Netting adjustments(2)		(11,178)	13,016		(14,411)	15,282
Total derivative portfolio, net	$632,167	$502	$(1,289)	$725,026	$1,063	$(180)

(1)	Primarily includes purchased interest-rate caps and floors.

(2)	Represents counterparty netting and cash collateral netting. Net cash collateral posted was $1.8 billion and $871 million at June 30, 2014 and December 31, 2013, respectively.
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
Gains and Losses on Derivatives
The table below presents the gains and losses on derivatives reported in our consolidated statements of comprehensive income.

127	Freddie Mac

Table 9.2 — Gains and Losses on Derivatives

Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging	Derivative Gains (Losses)(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$—	$(4)	$(1)	$(11)
U.S. dollar denominated	1,657	(5,975)	3,052	(8,258)
Total receive-fixed swaps	1,657	(5,979)	3,051	(8,269)
Pay-fixed	(3,208)	9,704	(6,372)	13,568
Basis (floating to floating)	—	(3)	—	(3)
Total interest-rate swaps	(1,551)	3,722	(3,321)	5,296
Option based:
Call swaptions
Purchased	545	(1,342)	1,073	(1,860)
Written	(52)	273	(152)	382
Put swaptions
Purchased	(357)	75	(776)	128
Other option-based derivatives(2)	61	(228)	121	(309)
Total option-based	197	(1,222)	266	(1,659)
Futures	(10)	18	(40)	56
Foreign-currency swaps	—	5	(7)	—
Commitments	130	(230)	196	(121)
Credit derivatives	(25)	—	(28)	—
Swap guarantee derivatives	2	3	5	5
Other(3)	—	(1)	(1)	(1)
Subtotal	(1,257)	2,295	(2,930)	3,576
Accrual of periodic settlements:(4)
Receive-fixed interest-rate swaps	783	888	1,617	1,826
Pay-fixed interest-rate swaps	(1,453)	(1,821)	(2,965)	(3,666)
Other	1	—	1	1
Total accrual of periodic settlements	(669)	(933)	(1,347)	(1,839)
Total	$(1,926)	$1,362	$(4,277)	$1,737

(1)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of comprehensive income.

(2)	Primarily includes purchased interest-rate caps and floors.

(3)	Includes fees and commissions paid on cleared and exchange-traded derivatives.

(4)	The accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of comprehensive income.
Hedge Designation of Derivatives
At June 30, 2014 and December 31, 2013, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring. Amounts reclassified from AOCI linked to interest payments on other debt are recorded in other debt interest expense and amounts not linked to interest payments on other debt are recorded in expense related to derivatives. In the three months ended June 30, 2014 and 2013, we reclassified from AOCI into earnings losses of $76 million and $123 million, respectively, related to closed cash flow hedges. In the six months ended June 30, 2014 and 2013, we reclassified from AOCI into earnings losses of $156 million and $255 million, respectively, related to closed cash flow hedges. See “NOTE 11: STOCKHOLDERS’ EQUITY — Accumulated Other Comprehensive Income — Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges” for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.

128	Freddie Mac

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
Collateral posted by a derivative counterparty is typically in the form of cash, although U.S. Treasury securities and Freddie Mac mortgage-related securities may also be posted. In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or to sell the collateral and transfer the proceeds to us. At June 30, 2014 and December 31, 2013, all amounts of cash collateral related to derivatives were offset against derivative assets, net or derivative liabilities, net, as applicable.
Our net uncollateralized exposure to derivative counterparties for OTC interest-rate swap, option-based, and foreign-currency swap derivatives was $56 million and $188 million at June 30, 2014 and December 31, 2013, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on June 30, 2014, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $56 million. Four counterparties each accounted for greater than 10% and collectively accounted for 98% of our net uncollateralized exposure to derivative counterparties, excluding cleared and exchange-traded derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives at June 30, 2014. All four of these counterparties (Toronto Dominion Bank, Wells Fargo Bank, N.A., JP Morgan Chase Bank and Bank of America, N.A.) were rated “A” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of June 30, 2014.
Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to the central clearing requirement. Our exposure to cleared and exchange-traded derivatives was $27 million and $382 million as of June 30, 2014 and December 31, 2013, respectively, which includes the consideration of cash collateral that has been posted for initial and variation margin. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. We post initial and variation margin in connection with our cleared and exchange-traded derivatives. At June 30, 2014, our exposure for our cleared and exchange-traded derivatives resulted from our posting of initial and variation margin. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “— Collateral Pledged.”
The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $79 million and $61 million at June 30, 2014 and December 31, 2013, respectively. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities

129	Freddie Mac

Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization.
The table below displays information related to derivatives and securities purchased under agreements to resell on our consolidated balance sheets.
Table 10.1 — Offsetting of Financial Assets and Liabilities

	June 30, 2014
	Gross Amount Recognized(1)	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(2)	Gross Amount Not Offset in the Consolidated Balance Sheets(3)	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate swaps and option-based derivatives	$11,096	$(10,700)	$396	$(340)	$56
Cleared and exchange-traded derivatives	505	(478)	27	—	27
Other(4)	79	—	79	—	79
Total derivatives	11,680	(11,178)	502	(340)	162
Securities purchased under agreements to resell	44,131	—	44,131	(44,131)	—
Total	$55,811	$(11,178)	$44,633	$(44,471)	$162
Liabilities:
Derivatives:
Over-the-counter interest-rate swaps and option-based derivatives	$(12,543)	$11,387	$(1,156)	$1,015	$(141)
Cleared and exchange-traded derivatives	(1,629)	1,629	—	—	—
Other(4)	(133)	—	(133)	—	(133)
Total	$(14,305)	$13,016	$(1,289)	$1,015	$(274)

	December 31, 2013
	Gross Amount Recognized(1)	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(2)	Gross Amount Not Offset in the Consolidated Balance Sheets(3)	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$13,886	$(13,266)	$620	$(432)	$188
Cleared and exchange-traded derivatives	1,527	(1,145)	382	—	382
Other(4)	61	—	61	—	61
Total derivatives	15,474	(14,411)	1,063	(432)	631
Securities purchased under agreements to resell	62,383	—	62,383	(62,383)	—
Total	$77,857	$(14,411)	$63,446	$(62,815)	$631
Liabilities:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$(14,616)	$14,545	$(71)	$—	$(71)
Cleared and exchange-traded derivatives	(737)	737	—	—	—
Other(4)	(109)	—	(109)	—	(109)
Total	$(15,462)	$15,282	$(180)	$—	$(180)

(1)	For derivatives, includes interest receivable or payable and trade/settle receivable or payable.

(2)	For derivatives, includes cash collateral posted or held in excess of exposure.

(3)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us with an aggregate fair value of $1.3 billion and $0.6 billion as of June 30, 2014 and December 31, 2013, respectively.

(4)	Includes commitments, swap guarantee derivatives, certain written options and credit derivatives.
Collateral Pledged
Collateral Pledged to Freddie Mac
Our counterparties are required to pledge collateral for transactions involving securities purchased under agreements to resell. Also, most derivative instruments are subject to collateral posting thresholds as prescribed by the collateral agreements

130	Freddie Mac

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
We had cash and cash equivalents pledged to us related to OTC derivative instruments of $1.4 billion and $1.9 billion at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, we had $340 million and $432 million, respectively, of collateral in the form of securities pledged to and held by us related to OTC derivative instruments. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. In addition, we had $0 million and $646 million of cash pledged to us related to cleared derivatives at June 30, 2014 and December 31, 2013, respectively.
Also, at June 30, 2014 and December 31, 2013, we had $0 billion and $5 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.
In addition, we hold cash and cash equivalents as collateral in connection with certain of our multifamily guarantees and mortgage loans as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at June 30, 2014 and December 31, 2013 was $110 million and $66 million, respectively.
We consider federal funds sold to be overnight unsecured trades executed with insured depository institutions that are members of the Federal Reserve System. Federal funds sold trades are uninsured. We did not hold any federal funds sold at June 30, 2014 and December 31, 2013.
Collateral Pledged by Freddie Mac
We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The amount of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of June 30, 2014, we had one secured, uncommitted intraday line of credit with a third party in connection with our use of the Fedwire system. We pledged collateral to meet our collateral requirements under the line of credit agreement. This line of credit expired in July 2014.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2014, was $3.3 billion for which we posted cash and non-cash collateral of $3.2 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2014, we would have been required to post an additional $0.1 billion of collateral to our counterparties.
The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge.
Table 10.2 — Collateral in the Form of Securities Pledged

	June 30, 2014	December 31, 2013
	(in millions)
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$11,952	$10,654
Available-for-sale securities	57	70
Trading securities	827	365
Total securities pledged	$12,836	$11,089

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge
At June 30, 2014, we pledged securities with the ability of the secured party to repledge of $12.8 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above. Of the remainder at June 30, 2014, we pledged $2.3 billion in connection with derivatives and securities transactions.
At December 31, 2013, we pledged securities with the ability of the secured party to repledge of $11.1 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party as discussed above. Of the remainder at December 31, 2013, we pledged $0.6 billion in connection with derivative transactions.
Cash Pledged
At June 30, 2014, we pledged $3.4 billion of collateral in the form of cash and cash equivalents, of which $2.1 billion related to our OTC derivative agreements as we had $3.3 billion of such derivatives in a net loss position. At December 31,

131	Freddie Mac

2013, we pledged $3.4 billion of collateral in the form of cash and cash equivalents, of which $3.2 billion related to our OTC derivative agreements as we had $3.2 billion of such derivatives in a net loss position. The remaining $1.2 billion and $275 million was posted at clearing members or clearinghouses in connection with derivatives and securities transactions at June 30, 2014 and December 31, 2013, respectively.
NOTE 11: STOCKHOLDERS’ EQUITY
Senior Preferred Stock
No cash was received from Treasury under the Purchase Agreement during the three months ended June 30, 2014, because we had positive net worth at March 31, 2014 and, consequently, FHFA did not request a draw on our behalf. At June 30, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Our quarterly senior preferred stock dividend is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds the applicable Capital Reserve Amount, which was established at $3 billion for 2013 and declines to zero in 2018. Based on our Net Worth Amount at June 30, 2014 and the Capital Reserve Amount of $2.4 billion in 2014, our dividend obligation to Treasury in September 2014 will be $1.9 billion. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” in our 2013 Annual Report for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion and $72.3 billion as of June 30, 2014 and December 31, 2013, respectively. See “NOTE 18: REGULATORY CAPITAL” for additional information.
Stock-Based Compensation
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the three and six months ended June 30, 2014. For a discussion regarding our stock-based compensation plans, see “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2013 Annual Report.
For purposes of the earnings-per-share calculation, all stock options outstanding at June 30, 2014 and 2013 were out of the money and excluded from the computation of dilutive potential common shares for the three and six months ended June 30, 2014 and 2013, respectively. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement.
Dividends Declared
No common dividends were declared during the six months ended June 30, 2014. During the three months ended March 31, 2014 and June 30, 2014, we paid dividends of $10.4 billion and $4.5 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the six months ended June 30, 2014.
Accumulated Other Comprehensive Income
The table below presents changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.

132	Freddie Mac

Table 11.1 — Changes in AOCI by Component, Net of Tax

	Six Months Ended June 30, 2014
	AOCI Related to Available- For-Sale Securities(1)	AOCI Related to Cash Flow Hedge Relationships(2)	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$962	$(1,000)	$32	$(6)
Other comprehensive income before reclassifications(3)	1,285	—	1	1,286
Amounts reclassified from accumulated other comprehensive income	(379)	101	(1)	(279)
Changes in AOCI by component	906	101	—	1,007
Ending balance	$1,868	$(899)	$32	$1,001

	Six months ended June 30, 2013
	AOCI Related to Available- For-Sale Securities(1)	AOCI Related to Cash Flow Hedge Relationships(2)	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$(1,444)	$(1,316)	$(178)	$(2,938)
Other comprehensive income before reclassifications(3)	1,738	—	18	1,756
Amounts reclassified from accumulated other comprehensive income	(175)	174	4	3
Changes in AOCI by component	1,563	174	22	1,759
Ending balance	$119	$(1,142)	$(156)	$(1,179)

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

(3)	For the six months ended June 30, 2014 and 2013, net of tax expense of $0.7 billion and $0.9 billion, respectively, for AOCI related to available-for-sale securities.
Reclassifications from AOCI to Net Income
The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.
Table 11.2 — Reclassifications from AOCI to Net Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Comprehensive Income
	2014	2013	2014	2013
	(in millions)
AOCI related to available-for-sale securities
	$332	$254	$1,105	$355	Other gains (losses) on investment securities recognized in earnings
	(157)	(44)	(521)	(87)	Net impairment of available-for-sale securities recognized in earnings
	175	210	584	268	Total before tax
	(61)	(72)	(205)	(93)	Tax (expense) or benefit
	114	138	379	175	Net of tax
AOCI related to cash flow hedge relationships
	—	(1)	(1)	(2)	Interest expense — Other debt
	(76)	(122)	(155)	(253)	Expense related to derivatives
	(76)	(123)	(156)	(255)	Total before tax
	27	39	55	81	Tax (expense) or benefit
	(49)	(84)	(101)	(174)	Net of tax
AOCI related to defined benefit plans
	1	(2)	2	(4)	Salaries and employee benefits
	(1)	—	(1)	—	Tax (expense) or benefit
	—	(2)	1	(4)	Net of tax
Total reclassifications in the period	$65	$52	$279	$(3)	Net of tax

133	Freddie Mac

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges
As shown in “Table 11.1 — Changes in AOCI by Component, Net of Tax,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $0.9 billion and $1.1 billion at June 30, 2014 and 2013, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $193 million, net of taxes, of the $0.9 billion of cash flow hedge losses in AOCI at June 30, 2014 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 20 years.
NOTE 12: INCOME TAXES
Income Tax (Expense) Benefit
For the three months ended June 30, 2014 and 2013, we reported an income tax (expense) benefit of $(673) million and $41 million, respectively, resulting in effective tax rates of 33.1% and (0.8)%, respectively. For the six months ended June 30, 2014 and 2013, we reported an income tax (expense) benefit of $(2.4) billion and $76 million, respectively, resulting in effective tax rates of 31.0% and (0.8)%, respectively. The change to income tax expense in the 2014 periods from income tax benefit in the 2013 periods results from the release of the valuation allowance in the second half of 2013. For the three and six months ended June 30, 2014, our effective tax rate was different from the statutory rate of 35% primarily due to our recognition of low income housing tax credits.
Deferred Tax Assets and Liabilities
We had a net deferred tax asset of $19.8 billion and $22.7 billion as of June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, our net deferred tax asset consisted primarily of basis differences related to derivative instruments and deferred fees. The net deferred tax asset decreased compared to December 31, 2013, primarily due to a decrease in the net operating loss carryforward as a result of taxable income estimated to be generated in 2014.
Based on all positive and negative evidence available as of June 30, 2014, we have determined that it is more likely than not that our net deferred tax asset will be realized. Therefore, a valuation allowance is not needed.
Unrecognized Tax Benefits and IRS Examinations
We have evaluated all income tax positions and determined that there are no uncertain tax positions that require reserves as of June 30, 2014.
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

134	Freddie Mac

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
In the first quarter of 2014, we revised our inter-segment allocations between the Multifamily and the Investments segments for the Multifamily segment's investment securities and held-for-sale loans. With this change, the Multifamily segment reflects the entire change in fair value of these assets in its financial results and the Investments segment transfers the change in fair value of the derivatives associated with the Multifamily segment's investments securities and held-for-sale loans to the Multifamily segment. The purpose of this change is to better reflect the operations of the Multifamily segment on a stand-alone basis. Prior period results have been revised to conform with the current period presentation.
Segment Adjustments
In presenting Segment Earnings management and guarantee income and net interest income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are not reflected in net income (loss) as determined in accordance with GAAP. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. Segment adjustments consist of the following:

•
We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of buy-down fees and credit delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of June 30, 2014, the unamortized balance of buy-down fees was $0.3 billion and the unamortized balance of credit delivery fees was $0.8 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. These adjustments are necessary to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

•
We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts, as well as buy-up fees, on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of June 30, 2014, the unamortized balance of such premiums and discounts, net was $2.9 billion and the unamortized balance of buy-up fees was $0.4 billion. These adjustments are necessary to reflect the effective yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up fees.

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
The table below presents Segment Earnings by segment.

135	Freddie Mac

Table 13.1 — Summary of Segment Earnings and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$568	$1,341	$881	$2,527
Investments	318	2,729	3,620	5,149
Multifamily	476	918	894	1,921
All Other	—	—	(13)	(28)
Total Segment Earnings, net of taxes	1,362	4,988	5,382	9,569
Net income	$1,362	$4,988	$5,382	$9,569
Comprehensive income (loss) of segments:
Single-family Guarantee	$568	$1,342	$881	$2,539
Investments	913	2,887	4,694	7,681
Multifamily	409	128	827	1,136
All Other	—	—	(13)	(28)
Comprehensive income of segments	1,890	4,357	6,389	11,328
Comprehensive income	$1,890	$4,357	$6,389	$11,328
The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.
Table 13.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended June 30, 2014
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$(79)	$726	$250	$—	$897	$2,457	$149	$2,606	$3,503
Benefit for credit losses	398	—	23	—	421	197	—	197	618
Non-interest income (loss):
Management and guarantee income(3)	1,252	—	63	—	1,315	(1,157)	(76)	(1,233)	82
Net impairment of available-for-sale securities recognized in earnings	—	83	—	—	83	(240)	—	(240)	(157)
Derivative gains (losses)	(25)	(1,124)	112	—	(1,037)	(889)	—	(889)	(1,926)
Gains (losses) on trading securities	—	14	26	—	40	—	—	—	40
Gains (losses) on mortgage loans	(195)	—	156	—	(39)	—	—	—	(39)
Other non-interest income (loss)	48	773	141	—	962	(368)	—	(368)	594
Non-interest expense:
Administrative expenses	(275)	(111)	(67)	—	(453)	—	—	—	(453)
REO operations income (expense)	48	—	2	—	50	—	—	—	50
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(187)	—	—	—	(187)	—	—	—	(187)
Other non-interest expense	(80)	(2)	(8)	—	(90)	—	—	—	(90)
Segment adjustments(2)	(76)	149	—	—	73	—	(73)	(73)	—
Income tax expense	(261)	(190)	(222)	—	(673)	—	—	—	(673)
Net income	568	318	476	—	1,362	—	—	—	1,362
Changes in unrealized gains (losses) related to available-for-sale securities	—	546	(67)	—	479	—	—	—	479
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	49	—	—	49	—	—	—	49
Total other comprehensive income (loss), net of taxes	—	595	(67)	—	528	—	—	—	528
Comprehensive income	$568	$913	$409	$—	$1,890	$—	$—	$—	$1,890

136	Freddie Mac

	Six Months Ended June 30, 2014
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$(46)	$1,562	$465	$—	$1,981	$4,732	$300	$5,032	$7,013
Benefit for credit losses	76	—	42	—	118	415	—	415	533
Non-interest income (loss):
Management and guarantee income(3)	2,423	—	121	—	2,544	(2,226)	(158)	(2,384)	160
Net impairment of available-for-sale securities recognized in earnings	—	(132)	—	—	(132)	(389)	—	(389)	(521)
Derivative gains (losses)	(28)	(2,612)	197	—	(2,443)	(1,834)	—	(1,834)	(4,277)
Gains (losses) on trading securities	—	(41)	74	—	33	—	—	—	33
Gains (losses) on mortgage loans	(195)	—	410	—	215	—	—	—	215
Other non-interest income	251	6,410	132	—	6,793	(698)	—	(698)	6,095
Non-interest expense:
Administrative expenses	(553)	(235)	(133)	—	(921)	—	—	—	(921)
REO operations income (expense)	(11)	—	2	—	(9)	—	—	—	(9)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(365)	—	—	—	(365)	—	—	—	(365)
Other non-interest expense	(119)	(6)	(13)	(18)	(156)	—	—	—	(156)
Segment adjustments(2)	(158)	300	—	—	142	—	(142)	(142)	—
Income tax (expense) benefit	(394)	(1,626)	(403)	5	(2,418)	—	—	—	(2,418)
Net income (loss)	881	3,620	894	(13)	5,382	—	—	—	5,382
Changes in unrealized gains (losses) related to available-for-sale securities	—	973	(67)	—	906	—	—	—	906
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	101	—	—	101	—	—	—	101
Total other comprehensive income (loss), net of taxes	—	1,074	(67)	—	1,007	—	—	—	1,007
Comprehensive income (loss)	$881	$4,694	$827	$(13)	$6,389	$—	$—	$—	$6,389

137	Freddie Mac

	Three Months Ended June 30, 2013
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$3	$839	$320	$—	$1,162	$2,686	$296	$2,982	$4,144
Benefit for credit losses	345	—	105	—	450	173	—	173	623
Non-interest income (loss):
Management and guarantee income(3)	1,298	—	49	—	1,347	(1,070)	(214)	(1,284)	63
Net impairment of available-for-sale securities recognized in earnings	—	49	—	—	49	(93)	—	(93)	(44)
Derivative gains (losses)	—	1,052	1,335	—	2,387	(1,025)	—	(1,025)	1,362
Gains (losses) on trading securities	—	(651)	(100)	—	(751)	—	—	—	(751)
Gains (losses) on mortgage loans	—	—	(563)	—	(563)	—	—	—	(563)
Other non-interest income	208	954	120	—	1,282	(671)	—	(671)	611
Non-interest expense:
Administrative expenses	(252)	(132)	(60)	—	(444)	—	—	—	(444)
REO operations income (expense)	109	—	1	—	110	—	—	—	110
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(123)	—	—	—	(123)	—	—	—	(123)
Other non-interest expense	(33)	(1)	(7)	—	(41)	—	—	—	(41)
Segment adjustments(2)	(214)	296	—	—	82	—	(82)	(82)	—
Income tax (expense) benefit	—	323	(282)	—	41	—	—	—	41
Net income	1,341	2,729	918	—	4,988	—	—	—	4,988
Changes in unrealized gains (losses) related to available-for-sale securities	—	73	(790)	—	(717)	—	—	—	(717)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	84	—	—	84	—	—	—	84
Changes in defined benefit plans	1	1	—	—	2	—	—	—	2
Total other comprehensive income (loss), net of taxes	1	158	(790)	—	(631)	—	—	—	(631)
Comprehensive income	$1,342	$2,887	$128	$—	$4,357	$—	$—	$—	$4,357

138	Freddie Mac

	Six Months Ended June 30, 2013
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$97	$1,869	$623	$—	$2,589	$5,235	$585	$5,820	$8,409
Benefit for credit losses	589	—	139	—	728	398	—	398	1,126
Non-interest income (loss):
Management and guarantee income(3)	2,541	—	95	—	2,636	(2,071)	(442)	(2,513)	123
Net impairment of available-for-sale securities recognized in earnings	—	57	(11)	—	46	(133)	—	(133)	(87)
Derivative gains (losses)	—	1,611	2,165	—	3,776	(2,039)	—	(2,039)	1,737
Gains (losses) on trading securities	—	(1,029)	(99)	—	(1,128)	—	—	—	(1,128)
Gains (losses) on mortgage loans	—	—	(554)	—	(554)	—	—	—	(554)
Other non-interest income	449	1,711	219	—	2,379	(1,390)	—	(1,390)	989
Non-interest expense:
Administrative expenses	(493)	(244)	(139)	—	(876)	—	—	—	(876)
REO operations income (expense)	101	—	3	—	104	—	—	—	104
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(216)	—	—	—	(216)	—	—	—	(216)
Other non-interest expense	(94)	(1)	(12)	(27)	(134)	—	—	—	(134)
Segment adjustments(2)	(442)	585	—	—	143	—	(143)	(143)	—
Income tax (expense) benefit	(5)	590	(508)	(1)	76	—	—	—	76
Net income (loss)	2,527	5,149	1,921	(28)	9,569	—	—	—	9,569
Changes in unrealized gains (losses) related to available-for-sale securities	—	2,350	(787)	—	1,563	—	—	—	1,563
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	174	—	—	174	—	—	—	174
Changes in defined benefit plans	12	8	2	—	22	—	—	—	22
Total other comprehensive income (loss), net of taxes	12	2,532	(785)	—	1,759	—	—	—	1,759
Comprehensive income (loss)	$2,539	$7,681	$1,136	$(28)	$11,328	$—	$—	$—	$11,328

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
NOTE 14: FINANCIAL GUARANTEES
We provide financial guarantees to securitization trusts that issue mortgage-related securities backed by single-family mortgage loans, which we consolidate. During the three and six months ended June 30, 2014, we issued approximately $57.5 billion and $109.5 billion, respectively, compared to $130.5 billion and $264.0 billion during the three and six months ended June 30, 2013, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). For guarantees to consolidated securitization trusts, our exposure to these guarantees is generally the UPB of the loans recorded on our consolidated balance sheets. See "NOTE 14: FINANCIAL GUARANTEES" in our 2013 Annual Report for a description of the nature of the transactions that give rise to our financial guarantees.
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

139	Freddie Mac

Table 14.1 — Financial Guarantees

	June 30, 2014			December 31, 2013
	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
	(dollars in millions, terms in years)
Non-consolidated Freddie Mac securities(3)	$77,886	$758	39	$71,809	$731	40
Other guarantee commitments	28,813	769	35	29,160	791	36
Derivative instruments(4)	8,123	38	31	9,856	239	32
Servicing-related premium guarantees	284	—	5	281	—	5

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

(2)
For non-consolidated Freddie Mac securities and other guarantee commitments, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $116 million and $111 million as of June 30, 2014 and December 31, 2013, respectively, and is included within other liabilities on our consolidated balance sheets.

(3)
In addition to our guarantee of principal and interest, we also provide liquidity guarantees for certain multifamily housing revenue bonds included in this category. However, no advances under these liquidity guarantees were outstanding at June 30, 2014 or December 31, 2013.

(4)	See “NOTE 9: DERIVATIVES” for information about these derivative guarantees.
Non-Consolidated Freddie Mac Securities
During the three and six months ended June 30, 2014, we issued approximately $3.9 billion and $7.2 billion, respectively, compared to $7.4 billion and $12.2 billion during the three and six months ended June 30, 2013, respectively, in UPB of Other Guarantee Transactions, all of which were backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.
For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee.
Other Guarantee Commitments
We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During the six months ended June 30, 2014 and 2013, we issued and guaranteed $1.2 billion and $5.1 billion, respectively, in UPB of long-term standby commitments. These long-term standby commitments totaled $19.3 billion and $19.2 billion in UPB at June 30, 2014 and December 31, 2013, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.0 billion and $9.1 billion in UPB at June 30, 2014 and December 31, 2013. In addition, as of June 30, 2014 and December 31, 2013, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $0.5 billion and $0.9 billion, respectively.
NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS
Single-Family Credit Guarantee Portfolio
Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.
The table below summarizes the concentration by year of origination and geographical area of the approximately $1.7 trillion UPB of our single-family credit guarantee portfolio at both June 30, 2014 and December 31, 2013. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2013 Annual Report and "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

140	Freddie Mac

Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	June 30, 2014		December 31, 2013		Percent of Credit Losses(1)(2) Six Months Ended
	Percentage of Portfolio(2)(3)	Serious Delinquency Rate	Percentage of Portfolio(2)(3)	Serious Delinquency Rate	June 30, 2014	June 30, 2013
Year of Origination
2014	4%	—%	N/A	N/A	—%	N/A
2013	17	0.03	16%	0.01%	—	—%
2012	15	0.06	16	0.04	—	—
2011	7	0.21	8	0.18	—	—
2010	6	0.41	7	0.39	1	—
2009	7	0.86	7	0.88	2	2
Subtotal - New single-family book	56	0.23	54	0.24	3	2
HARP and other relief refinance loans(4)	21	0.66	21	0.64	7	4
2005 to 2008 Legacy single-family book	15	7.93	16	8.77	81	84
Pre-2005 Legacy single-family book	8	3.11	9	3.24	9	10
Total	100%	2.07%	100%	2.39%	100%	100%
Region(5)
West	29%	1.42%	28%	1.73%	12%	31%
Northeast	26	2.99	26	3.23	25	12
North Central	17	1.58	18	1.81	21	22
Southeast	16	2.79	16	3.42	38	31
Southwest	12	1.19	12	1.36	4	4
Total	100%	2.07%	100%	2.39%	100%	100%
State
Arizona, California, Florida, and Nevada(6)	26%	2.34%	26%	3.01%	38%	51%
Illinois, Michigan, and Ohio(7)	10	1.83	11	2.11	16	17
New York and New Jersey(8)	9	4.86	9	5.11	10	3
All other	55	1.63	54	1.85	36	29
Total	100%	2.07%	100%	2.39%	100%	100%

(1)
Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude foregone interest on TDRs and non-accrual loans and other market-based losses recognized on our consolidated statements of comprehensive income.

(2)	Within these columns, "—" represents less than 0.5%.

(3)
Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held by us on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities, or covered by our other guarantee commitments.

(4)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2014). All other refinance loans are presented in the year that the refinancing occurred. Prior period information has been revised to conform with the current period presentation.

(5)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(6)	Represents the four states that had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured using Freddie Mac’s home price index.

(7)	Represents selected states in the North Central region that have experienced adverse economic conditions since 2006.

(8)	Represents two states with a judicial foreclosure process in which there are a significant number of seriously delinquent loans within our single-family credit guarantee portfolio.
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

141	Freddie Mac

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
Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(1)		Serious Delinquency Rate
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Interest-only	2%	2%	10.81%	12.51%
Option ARM(2)	—	—	10.95	12.30
Alt-A	3	3	9.20	10.06
Original LTV ratio greater than 90%(3)	16	16	2.73	3.22
Lower FICO scores at origination (less than 620)	3	3	8.87	9.99

(1)	Based on UPB. Excludes loans underlying certain Other Guarantee Transactions for which data was not available. Within these columns, "—" represents less than 0.5%.

(2)
For reporting purposes, loans within the option ARM category continue to be reported in that category following modification, even though the modified loan no longer provides for optional payment provisions.

(3)	Includes HARP loans, which we are required to purchase as part of our participation in the MHA Program.
The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 8% and 10% at June 30, 2014 and December 31, 2013, respectively. An increase in the estimated current LTV ratio of a loan indicates that the borrower’s equity in the home has declined, and can negatively affect the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 9.08% and 9.94% as of June 30, 2014 and December 31, 2013, respectively. Loans in our 2005-2008 Legacy single-family book have been more affected by declines in home prices during the housing crisis that began in 2006 than loans originated in other years. Our 2005-2008 Legacy single-family book comprised approximately 15% of our single-family credit guarantee portfolio, based on UPB at June 30, 2014, and these loans accounted for approximately 81% and 84% of our credit losses during the six months ended June 30, 2014 and 2013, respectively.
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

142	Freddie Mac

Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	June 30, 2014		December 31, 2013
	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
	(dollars in billions)
State(2)
California	$22.5	—%	$22.4	0.03%
Texas	16.5	—	16.7	0.02
New York	11.3	0.11	11.4	0.12
Florida	9.2	—	9.3	0.28
Virginia	7.0	—	7.0	0.37
Maryland	6.7	—	6.7	—
All other states	59.4	0.02	59.3	0.08
Total	$132.6	0.02%	$132.8	0.09%
Region(3)
Northeast	$37.2	0.04%	$37.5	0.10%
West	34.2	—	33.8	0.07
Southwest	26.0	—	26.2	0.05
Southeast	24.0	0.01	24.1	0.16
North Central	11.2	0.07	11.2	0.07
Total	$132.6	0.02%	$132.8	0.09%
Other Categories(4)
Original LTV ratio greater than 80%	$5.6	0.04%	$5.6	0.19%
Original DSCR below 1.10	2.1	—	2.2	—

(1)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.

(2)	Represents the six states with the highest UPB at June 30, 2014.

(3)	See endnote (5) to “Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio” for a description of these regions.

(4)	These categories are not mutually exclusive and a loan in one category may also be included within another category.
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
We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio greater than 100% was approximately 1% and 2% at June 30, 2014 and December 31, 2013, respectively, and our estimate of the current average DSCR for these loans was 1.02 and 0.95, respectively. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 2% and 3% at June 30, 2014 and December 31, 2013, respectively, and the average current LTV ratio of these loans was 87% and 95%, respectively. Our estimates of current DSCRs are based on the latest reported net operating income for these properties. Our estimates of the current LTV ratios are based on either values we receive from a third-party service provider or our internal estimates of property value. Our internal estimates of property value are primarily derived using techniques that include income capitalization and comparable sales analysis using third party market data.
Seller/Servicers
We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers and we are exposed to the risk that we could lose purchase volume to the extent certain arrangements with these lenders are terminated. Our top 10 single-family seller/servicers provided approximately 51% of our single-family purchase volume during the six months ended June 30, 2014. Wells Fargo Bank, N.A. accounted for 14% of our single-family mortgage purchase volume and was the only single-family seller/servicer that comprised 10% or more of our purchase volume during the six months ended June 30, 2014.
We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide on the appeal. As of June 30, 2014 and December 31, 2013, the UPB of loans subject to our

143	Freddie Mac

repurchase requests (seller and servicer related) issued to our single-family seller/servicers was approximately $0.9 billion and $2.2 billion, respectively (these figures include repurchase requests for which appeals were pending). During the three and six months ended June 30, 2014, we recovered amounts that covered losses with respect to $0.4 billion and $1.4 billion, respectively, in UPB of loans subject to our repurchase requests.
During the six months ended June 30, 2014, we entered into settlement agreements with certain counterparties to release specified loans from certain seller repurchase obligations in exchange for one-time cash payments, which totaled approximately $0.4 billion in aggregate. These agreements related to loans with $21.3 billion in aggregate principal amount (as of the dates of the respective agreements) and we recognized a benefit for credit losses of $0.3 billion included within our consolidated statement of comprehensive income during the six months ended June 30, 2014 related to these agreements.
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
A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 23% and 12%, respectively, of our single-family mortgage loans, and were the only seller/servicers that serviced more than 10% of our loans, as of June 30, 2014.
As of June 30, 2014 our top three multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., and CBRE Capital Markets, Inc., each serviced more than 10% of our multifamily mortgage portfolio, excluding K Certificates, and together serviced approximately 37% of this portfolio.
Mortgage Insurers
We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. We evaluate the recovery and collectability from insurance policies for mortgage loans that we hold for investment as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2013 Annual Report for additional information. As of June 30, 2014, mortgage insurers provided coverage with maximum loss limits of $54.2 billion, for $216.1 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both primary and pool insurance. Our top four mortgage insurer counterparties, Radian Guaranty Inc., Mortgage Guaranty Insurance Corporation, United Guaranty Residential Insurance Company, and Genworth Mortgage Insurance Corporation each accounted for more than 10% and collectively represented approximately 79% of our overall mortgage insurance coverage at June 30, 2014. Of our four largest counterparties, three are rated BB-, and one is rated BBB+, as of June 30, 2014, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent. PMI Mortgage Insurance Co. (PMI), Republic Mortgage Insurance Co. (RMIC), and Triad Guaranty Insurance Corp. (Triad) are no longer rated by either S&P or Moody’s because they are in rehabilitation or under regulatory supervision.
We received proceeds of $0.6 billion and $0.9 billion during the six months ended June 30, 2014 and 2013, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.5 billion and $0.7 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of June 30, 2014 and December 31, 2013, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $0.4 billion and $0.5 billion at June 30, 2014 and December 31, 2013, respectively.
PMI and Triad are paying a portion of their claims in cash and the remaining portion of the claims represents a deferred payment obligation. It is not clear how the regulators of these companies will administer their respective deferred payment plans, nor when or if those obligations will be paid.

144	Freddie Mac

In June 2014, RMIC announced that it would: (a) resume paying valid claims at 100% of the claim amount without further deferrals, effective with claims settled on or after July 1, 2014, and (b) pay, in full, all deferred payment obligations outstanding as of June 30, 2014. Previously, RMIC had been paying all valid claims 60% in cash and 40% in deferred payment obligations.
See "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS" in our 2013 Annual Report for further information on our mortgage insurance counterparties.
Bond Insurers
Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. At June 30, 2014, the maximum principal exposure to credit losses related to such policies was $7.3 billion. At June 30, 2014, our top four bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), National Public Finance Guarantee Corp., and MBIA Insurance Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 92% of our total coverage.
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
Our cash and other investment counterparties are primarily major institutions, Treasury, and the Federal Reserve Bank of New York. As of June 30, 2014 and December 31, 2013, including amounts related to our consolidated VIEs, there were $51.6 billion and $85.9 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; or (c) cash deposited with the Federal Reserve Bank of New York. As of June 30, 2014 these included:

•	$31.7 billion of securities purchased under agreements to resell with 14 counterparties that had short-term S&P ratings of A-1 or above;

•	$4.4 billion of securities purchased under agreements to resell with one counterparty that had a short-term S&P rating of A-2;

•
$8.0 billion of securities purchased under agreements to resell with three counterparties that do not have short-term S&P or other third-party credit ratings, but were evaluated under the company's counterparty credit risk system and were determined to be eligible for these transactions (by providing more than 100% in approved collateral);

•	$0.2 billion of cash equivalents invested in Treasury securities; and

•	$7.1 billion of cash deposited with the Federal Reserve Bank of New York (as a non-interest-bearing deposit).
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
In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against 18 corporate families of financial institutions and related defendants alleging securities laws violations and, in some cases, fraud. These lawsuits seek to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued or sold by, or backed by mortgages originated by, these financial institutions or control persons thereof. As of June 30, 2014, most of these lawsuits have been resolved through settlements. We and FHFA reached settlements with the following parties in these FHFA-filed lawsuits in the six months ended June 30, 2014:

•	Morgan Stanley (February 2014)

145	Freddie Mac

•	Societe Generale (February 2014)

•	Credit Suisse Holdings (USA), Inc. (March 2014)

•	Bank of America Corporation (March 2014)

•	Barclays Bank PLC (April 2014)

•	First Horizon National Corporation (April 2014)

•	RBS Securities, Inc. (June 2014)
At the direction of our Conservator, we are also working to enforce contractual rights of certain trusts with respect to the non-agency mortgage-related securities we hold, and have directed certain trustees to initiate litigation on behalf of certificate holders against several financial institutions for breach of contract claims. We reached a settlement with WMC Mortgage LLC in March 2014.
During the six months ended June 30, 2014, we recognized $4.9 billion within non-interest income on our consolidated statements of comprehensive income from the settlements discussed above.
We have also been participating with other investors in non-agency mortgage-related securities in certain investor consortiums that seek to enforce certain claims relating to such securities. In April 2014, Citigroup Inc. announced a settlement with an investor consortium to resolve certain claims with respect to a number of mortgage securitization trusts. The settlement is subject to various conditions, and it is not possible to predict the timing or ultimate outcome of the approval process, which could take substantial time. We have investments in certain of these securitization trusts and would expect to benefit from this settlement, if it is ultimately approved. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers” in our 2013 Annual Report.
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
Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis
The table below presents our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option, as of June 30, 2014 and December 31, 2013.

146	Freddie Mac

Table 16.1 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis

	Fair Value at June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$34,863	$2,892	$—	$37,755
Fannie Mae	—	9,286	136	—	9,422
Ginnie Mae	—	215	5	—	220
CMBS	—	22,333	3,326	—	25,659
Subprime	—	—	24,291	—	24,291
Option ARM	—	—	6,231	—	6,231
Alt-A and other	—	—	6,454	—	6,454
Obligations of states and political subdivisions	—	—	2,898	—	2,898
Manufactured housing	—	—	668	—	668
Total available-for-sale securities, at fair value	—	66,697	46,901	—	113,598
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	12,997	1,252	—	14,249
Fannie Mae	—	7,067	167	—	7,234
Ginnie Mae	—	19	—	—	19
Other	—	76	6	—	82
Total mortgage-related securities	—	20,159	1,425	—	21,584
U.S. Treasury securities	12,711	—	—	—	12,711
Total trading securities, at fair value	12,711	20,159	1,425	—	34,295
Total investments in securities	12,711	86,856	48,326	—	147,893
Mortgage loans:
Held-for-sale, at fair value	—	5,941	—	—	5,941
Derivative assets, net:
Interest-rate swaps	—	7,174	—	—	7,174
Option-based derivatives	—	3,499	—	—	3,499
Other	—	77	2	—	79
Subtotal, before netting adjustments	—	10,750	2	—	10,752
Netting adjustments(1)	—	—	—	(10,250)	(10,250)
Total derivative assets, net	—	10,750	2	(10,250)	502
Other assets:
Guarantee asset, at fair value	—	—	1,587	—	1,587
All other, at fair value	—	—	12	—	12
Total other assets	—	—	1,599	—	1,599
Total assets carried at fair value on a recurring basis	$12,711	$103,547	$49,927	$(10,250)	$155,935
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$48	$—	$—	$48
Other debt, at fair value	—	3,277	1,000	—	4,277
Derivative liabilities, net:
Interest-rate swaps	—	12,522	—	—	12,522
Option-based derivatives	—	6	—	—	6
Other	—	73	60	—	133
Subtotal, before netting adjustments	—	12,601	60	—	12,661
Netting adjustments(1)	—	—	—	(11,372)	(11,372)
Total derivative liabilities, net	—	12,601	60	(11,372)	1,289
Total liabilities carried at fair value on a recurring basis	$—	$15,926	$1,060	$(11,372)	$5,614

147	Freddie Mac

	Fair Value at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$38,720	$1,939	$—	$40,659
Fannie Mae	—	10,666	131	—	10,797
Ginnie Mae	—	155	12	—	167
CMBS	—	27,229	3,109	—	30,338
Subprime	—	—	27,499	—	27,499
Option ARM	—	—	6,574	—	6,574
Alt-A and other	—	—	8,706	—	8,706
Obligations of states and political subdivisions	—	—	3,495	—	3,495
Manufactured housing	—	—	684	—	684
Total available-for-sale securities, at fair value	—	76,770	52,149	—	128,919
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	9,006	343	—	9,349
Fannie Mae	—	6,959	221	—	7,180
Ginnie Mae	—	24	74	—	98
Other	—	133	8	—	141
Total mortgage-related securities	—	16,122	646	—	16,768
U.S. Treasury securities	6,636	—	—	—	6,636
Total trading securities, at fair value	6,636	16,122	646	—	23,404
Total investments in securities	6,636	92,892	52,795	—	152,323
Mortgage loans:
Held-for-sale, at fair value	—	8,727	—	—	8,727
Derivative assets, net:
Interest-rate swaps	—	10,009	10	—	10,019
Option-based derivatives	—	4,112	—	—	4,112
Other	—	99	1	—	100
Subtotal, before netting adjustments	—	14,220	11	—	14,231
Netting adjustments(1)	—	—	—	(13,168)	(13,168)
Total derivative assets, net	—	14,220	11	(13,168)	1,063
Other assets:
Guarantee asset, at fair value	—	—	1,611	—	1,611
All other, at fair value	—	—	9	—	9
Total other assets	—	—	1,620	—	1,620
Total assets carried at fair value on a recurring basis	$6,636	$115,839	$54,426	$(13,168)	$163,733
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$59	$—	$—	$59
Other debt, at fair value	—	1,155	1,528	—	2,683
Derivative liabilities, net:
Interest-rate swaps	—	13,022	295	—	13,317
Option-based derivatives	—	201	3	—	204
Other	—	68	38	—	106
Subtotal, before netting adjustments	—	13,291	336	—	13,627
Netting adjustments(1)	—	—	—	(13,447)	(13,447)
Total derivative liabilities, net	—	13,291	336	(13,447)	180
Total liabilities carried at fair value on a recurring basis	$—	$14,505	$1,864	$(13,447)	$2,922

(1)
Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable. The net cash collateral posted was $1.8 billion and $871 million, respectively, at June 30, 2014 and December 31, 2013. The net interest receivable (payable) of derivative assets and derivative liabilities was $(0.7) billion and $(0.6) billion at June 30, 2014 and December 31, 2013, respectively, which was mainly related to interest rate swaps.

148	Freddie Mac

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
For both the three and six months ended June 30, 2014 and 2013, our transfers between Level 1 and Level 2 assets and liabilities were less than $1 million.
The table below presents a reconciliation of all assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013, including transfers into and out of Level 3 assets and liabilities. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities for the three and six months ended June 30, 2014 and 2013. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

149	Freddie Mac

Table 16.2 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

	Three Months Ended June 30, 2014
		Realized and unrealized gains (losses)
	Balance, March 31, 2014	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, June 30, 2014	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,443	$(2)	$4	$2	$1,440	$—	$(277)	$(21)	$—	$(695)	$2,892	$—
Fannie Mae	134	—	(1)	(1)	118	—	(55)	(4)	—	(56)	136	—
Ginnie Mae	11	—	—	—	—	—	(6)	—	—	—	5	—
CMBS	3,457	—	109	109	—	—	—	(6)	—	(234)	3,326	—
Subprime	26,540	(104)	578	474	—	—	(2,389)	(334)	—	—	24,291	(135)
Option ARM	6,439	(13)	39	26	—	—	(175)	(59)	—	—	6,231	(17)
Alt-A and other	7,606	87	72	159	—	—	(1,280)	(31)	—	—	6,454	(5)
Obligations of states and political subdivisions	3,276	1	12	13	—	—	(12)	(379)	—	—	2,898	—
Manufactured housing	676	—	11	11	—	—	—	(19)	—	—	668	—
Total available-for-sale mortgage-related securities	50,582	(31)	824	793	1,558	—	(4,194)	(853)	—	(985)	46,901	(157)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	513	(11)	—	(11)	1,676	35	(840)	(11)	—	(110)	1,252	(9)
Fannie Mae	358	(11)	—	(11)	—	—	—	(3)	—	(177)	167	(11)
Ginnie Mae	71	1	—	1	—	—	(70)	(2)	—	—	—	(2)
Other	7	(1)	—	(1)	—	—	—	—	—	—	6	20
Total trading mortgage-related securities	949	(22)	—	(22)	1,676	35	(910)	(16)	—	(287)	1,425	(2)
Other assets:
Guarantee asset(7)	1,558	(17)	—	(17)	—	82	—	(36)	—	—	1,587	(17)
All other, at fair value	12	—	—	—	—	—	—	—	—	—	12	—
Total other assets	1,570	(17)	—	(17)	—	82	—	(36)	—	—	1,599	(17)

		Realized and unrealized (gains) losses
	Balance, March 31, 2014	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, June 30, 2014	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$1,000	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1,000	$—
Net derivatives(8)	36	(8)	—	(8)	—	—	—	30	—	—	58	20

150	Freddie Mac

	Six Months Ended June 30, 2014
		Realized and unrealized gains (losses)
	Balance, January 1, 2014	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, June 30, 2014	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,939	$(2)	$2	$—	$2,046	$—	$(1,010)	$(44)	$3	$(42)	$2,892	$—
Fannie Mae	131	—	(1)	(1)	118	—	(55)	(7)	—	(50)	136	—
Ginnie Mae	12	—	—	—	—	—	(6)	(2)	1	—	5	—
CMBS	3,109	—	227	227	—	—	—	(10)	—	—	3,326	—
Subprime	27,499	(402)	1,488	1,086	—	—	(3,205)	(1,089)	—	—	24,291	(457)
Option ARM	6,574	(29)	3	(26)	—	—	(175)	(142)	—	—	6,231	(33)
Alt-A and other	8,706	172	136	308	—	—	(2,388)	(172)	—	—	6,454	(31)
Obligations of states and political subdivisions	3,495	1	71	72	1	—	(13)	(657)	—	—	2,898	—
Manufactured housing	684	—	21	21	—	—	—	(37)	—	—	668	—
Total available-for-sale mortgage-related securities	52,149	(260)	1,947	1,687	2,165	—	(6,852)	(2,160)	4	(92)	46,901	(521)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	343	(17)	—	(17)	1,982	35	(1,005)	(19)	—	(67)	1,252	(38)
Fannie Mae	221	(19)	—	(19)	—	—	—	(5)	—	(30)	167	(19)
Ginnie Mae	74	—	—	—	—	—	(70)	(4)	—	—	—	(2)
Other	8	(1)	—	(1)	—	—	—	(1)	—	—	6	(1)
Total trading mortgage-related securities	646	(37)	—	(37)	1,982	35	(1,075)	(29)	—	(97)	1,425	(60)
Other assets:
Guarantee asset(7)	1,611	(104)	—	(104)	—	148	—	(68)	—	—	1,587	(104)
All other, at fair value	9	3	—	3	—	—	—	—	—	—	12	3
Total other assets	1,620	(101)	—	(101)	—	148	—	(68)	—	—	1,599	(101)

		Realized and unrealized (gains) losses
	Balance, January 1, 2014	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, June 30, 2014	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$1,528	$(7)	$—	$(7)	$—	$—	$—	$(521)	$—	$—	$1,000	$—
Net derivatives(8)	325	(30)	—	(30)	—	—	—	44	—	(281)	58	14

151	Freddie Mac

	Three Months Ended June 30, 2013
		Realized and unrealized gains (losses)
	Balance, March 31, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2013	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,784	$—	$(7)	$(7)	$574	$—	$—	$(26)	$—	$—	$2,325	$—
Fannie Mae	153	—	(2)	(2)	—	—	—	(8)	—	—	143	—
Ginnie Mae	16	—	—	—	—	—	—	(1)	—	(1)	14	—
CMBS	3,398	—	(110)	(110)	—	—	—	(5)	—	(44)	3,239	—
Subprime	28,518	(15)	845	830	—	—	(300)	(1,044)	—	—	28,004	(13)
Option ARM	6,144	(5)	704	699	—	—	—	(207)	—	—	6,636	(5)
Alt-A and other	10,960	21	195	216	—	—	(746)	(375)	—	—	10,055	(25)
Obligations of states and political subdivisions	5,305	11	(94)	(83)	—	—	(477)	(464)	—	—	4,281	—
Manufactured housing	700	(1)	6	5	—	—	—	(24)	—	—	681	(1)
Total available-for-sale mortgage-related securities	56,978	11	1,537	1,548	574	—	(1,523)	(2,154)	—	(45)	55,378	(44)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	977	(40)	—	(40)	105	229	(51)	(8)	—	(615)	597	(40)
Fannie Mae	288	(34)	—	(34)	—	—	—	(4)	—	(62)	188	(34)
Ginnie Mae	88	—	—	—	—	—	—	(3)	—	(4)	81	—
Other	19	(1)	—	(1)	—	—	—	—	—	(9)	9	(1)
Total trading mortgage-related securities	1,372	(75)	—	(75)	105	229	(51)	(15)	—	(690)	875	(75)
Mortgage loans:
Held-for-sale, at fair value	14,140	(563)	—	(563)	7,175	—	(9,041)	(15)	—	—	11,696	(670)
Other assets:
Guarantee asset(7)	1,159	(22)	—	(22)	—	179	—	(27)	—	—	1,289	(22)
All other, at fair value	138	5	—	5	—	—	(135)	—	—	—	8	(1)
Total other assets	1,297	(17)	—	(17)	—	179	(135)	(27)	—	—	1,297	(23)

		Realized and unrealized (gains) losses
	Balance, March 31, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2013	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$1,508	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1,508	$—
Net derivatives(8)	77	271	—	271	—	4	—	(9)	—	—	343	264

152	Freddie Mac

	Six Months Ended June 30, 2013
		Realized and unrealized gains (losses)
	Balance, January 1, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2013	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,802	$—	$(9)	$(9)	$574	$—	$—	$(42)	$—	$—	$2,325	$—
Fannie Mae	163	—	(2)	(2)	—	—	—	(18)	—	—	143	—
Ginnie Mae	16	—	—	—	—	—	—	(2)	—	—	14	—
CMBS	3,429	—	(176)	(176)	—	—	—	(14)	—	—	3,239	—
Subprime	26,457	(48)	3,993	3,945	—	—	(301)	(2,097)	—	—	28,004	(46)
Option ARM	5,717	(5)	1,326	1,321	—	—	—	(402)	—	—	6,636	(5)
Alt-A and other	10,904	21	627	648	—	—	(746)	(751)	—	—	10,055	(25)
Obligations of states and political subdivisions	5,798	12	(122)	(110)	(10)	—	(525)	(872)	—	—	4,281	—
Manufactured housing	709	(1)	18	17	—	—	—	(45)	—	—	681	(1)
Total available-for-sale mortgage-related securities	54,995	(21)	5,655	5,634	564	—	(1,572)	(4,243)	—	—	55,378	(77)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,165	(64)	—	(64)	151	229	(76)	(34)	—	(774)	597	(64)
Fannie Mae	312	(48)	—	(48)	—	—	—	(9)	—	(67)	188	(48)
Ginnie Mae	92	—	—	—	3	—	—	(9)	—	(5)	81	—
Other	21	(1)	—	(1)	—	—	—	(1)	—	(10)	9	(1)
Total trading mortgage-related securities	1,590	(113)	—	(113)	154	229	(76)	(53)	—	(856)	875	(113)
Mortgage loans:
Held-for-sale, at fair value	14,238	(554)	—	(554)	12,884	—	(14,790)	(82)	—	—	11,696	(661)
Other assets:
Guarantee asset(7)	1,029	(16)	—	(16)	—	327	—	(51)	—	—	1,289	(16)
All other, at fair value	114	29	—	29	—	—	(135)	—	—	—	8	6
Total other assets	1,143	13	—	13	—	327	(135)	(51)	—	—	1,297	(10)

		Realized and unrealized (gains) losses
	Balance, January 1, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2013	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$2,187	$(9)	$—	$(9)	$—	$—	$—	$(670)	$—	$—	$1,508	$(16)
Net derivatives(8)	47	330	—	330	—	4	—	(38)	—	—	343	296

(1)
Changes in fair value for available-for-sale securities are recorded in AOCI, while gains and losses from sales are recorded in other gains (losses) on investment securities recognized in earnings on our consolidated statements of comprehensive income. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investment securities recognized in earnings on our consolidated statements of comprehensive income.

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

(5)
Transfers out of Level 3 during the six months ended June 30, 2014 consist primarily of certain mortgage-related securities and certain derivatives due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Transfers into Level 3 during the six months ended June 30, 2014 consist primarily of certain mortgage-related securities due to a lack of relevant price quotes from dealers and third-party pricing services.

153	Freddie Mac

(6)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at June 30, 2014 and 2013, respectively. Included in these amounts are other-than-temporary impairments recorded on available-for-sale securities.

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

Assets on Our Consolidated Balance Sheets Measured at Fair Value on a Non-Recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis after our initial recognition. These adjustments usually result from the application of lower-of-cost-or-fair-value accounting or measurement of impairment based on the fair value of the underlying collateral. These assets include impaired held-for-investment multifamily mortgage loans, REO, net, and held-for-sale single-family mortgage loans for which we have not elected the fair value option.
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013, respectively. We had gains (losses) of $(161) million and $25 million during the three months ended June 30, 2014 and 2013, respectively, and $(185) million and $8 million during the six months ended June 30, 2014 and 2013, respectively, on our assets measured at fair value on a non-recurring basis.
Table 16.3 — Assets on Our Consolidated Balance Sheets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at June 30, 2014				Fair Value at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)	$—	$—	$894	$894	$—	$—	$515	$515
REO, net(2)	—	—	225	225	—	—	1,837	1,837
Total assets measured at fair value on a non-recurring basis	$—	$—	$1,119	$1,119	$—	$—	$2,352	$2,352

(1)
These loans include impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance and held-for-sale single-family mortgage loans where the fair value is below cost.

(2)
Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $0.2 billion, less estimated costs to sell of $15 million (or approximately $0.2 billion) at June 30, 2014. The carrying amount of REO, net was written down to fair value of $1.8 billion, less estimated costs to sell of $118 million (or approximately $1.7 billion) at December 31, 2013.

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

154	Freddie Mac

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
In limited circumstances, we receive prices or pricing-related data that we adjust or use as an input to our models or other valuation techniques to measure fair value, as described in “Valuation Techniques for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value — Derivative Assets, Net and Derivative Liabilities, Net.” In other limited circumstances, we receive prices from a third-party provider and use those prices without adjustment, but the inputs used by the third-party provider to develop the prices are reasonably available to us, as described in “Valuation Techniques for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value — Mortgage Loans, Held-for-Sale” and “— Other Assets and Other Liabilities.”
Valuation Techniques for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value
We categorize assets and liabilities that we measure and report on our consolidated balance sheets at fair value within the fair value hierarchy based on the valuation techniques used to derive the fair value and our judgment regarding the observability of the related inputs. The following is a description of the valuation techniques we use for fair value measurement and disclosure; the significant inputs used in those techniques (if applicable); our basis for classifying the measurements as Level 1, Level 2, or Level 3 of the fair value hierarchy; and, for those measurements classified as Level 3 of the hierarchy, a narrative description of the sensitivity of the fair value measurement to changes in significant unobservable inputs and a description of any interrelationships between those unobservable inputs. Although the sensitivities of the unobservable inputs are generally discussed below in isolation, interrelationships exist among the inputs such that a change in one unobservable input typically results in a change to one or more of the other inputs. For example, the most common interrelationship that impacts the majority of our fair value measurements is between future interest rates, prepayment speeds, and probabilities of default. Generally, a change in the assumption used for future interest rates results in a directionally opposite change in the assumption used for prepayment speeds and a directionally similar change in the assumption used for probabilities of default.
Each technique discussed below may not be used in a given reporting period, depending on the composition of our assets and liabilities measured at fair value and relevant market activity during that period.

155	Freddie Mac

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
Adjustable-rate single-class securities and the majority of multiclass securities are valued using the median of external sources. For certain multiclass securities we are able to receive prices from only a single external source. Adjustable-rate single-class securities and the multiclass securities valued using these techniques generally have observable market prices and are classified as Level 2. However, certain multiclass securities valued using these techniques are classified as Level 3 when there is a low volume or level of activity in the market for those securities.
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
U.S. Treasury Securities
U.S. Treasury securities are valued using quoted prices in active markets for identical assets and are classified as Level 1.
Mortgage Loans, Held-for-Sale
Mortgage loans, held-for-sale consist of: (a) multifamily mortgage loans with the fair value option elected that are measured at fair value on a recurring basis; and (b) certain deeply delinquent single-family loans accounted for at the lower-of-cost-or-fair-value on a non-recurring basis.
Our multifamily mortgage loans, held-for-sale are primarily valued using market prices from a third-party pricing service that uses a discounted cash flow technique calibrated to the exit price for these loans as reflected in the K Certificate securitization market. Under this technique, the pricing service forecasts cash flows for the various mortgage loans and discounts them at a market rate, including a spread that is based on our recent securitization activity, which we have defined as our principal exit market. These loans are classified as Level 2 given the observable nature of our securitization pricing.

156	Freddie Mac

Our single-family mortgage loans, held-for-sale are valued using a broker price opinion. The broker price opinion considers the physical condition of the property and uses comparable sales and other market data in determining the value. Broker price opinion values were adjusted based on market participant feedback and recent market observations on prices as a percentage of broker price opinion value. These loans are classified as Level 3 because the underlying assumptions regarding market pricing of delinquent loans are unobservable due to the low volume and level of activity in this market.
Mortgage Loans, Held-for-Investment
Mortgage loans, held-for-investment consist of multifamily mortgage loans where the measurement of impairment is based on the fair value of the underlying collateral. These loans are measured at fair value on a non-recurring basis. The underlying collateral is primarily valued using either an income capitalization technique or third-party appraisals.
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
Certain purchase and sale commitments are also considered to be derivatives and are valued using the same techniques we use to value the underlying instruments we are committing to purchase or sell. These instruments generally have observable market pricing and are classified as Level 2. Valuation techniques for commitments to purchase or sell investment securities and to extinguish or issue debt securities of consolidated trusts are further discussed in “Investments in Securities.” Valuation techniques for commitments to purchase single-family mortgage loans are further discussed in “Valuation Techniques for Assets and Liabilities Not Measured on Our Consolidated Balance Sheets at Fair Value, but for Which the Fair Value is Disclosed — Mortgage Loans.”
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

157	Freddie Mac

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
Debt Securities of Consolidated Trusts Held by Third Parties, at Fair Value
We elected the fair value option for interest-only debt securities of consolidated trusts held by third parties. These consist of a multifamily K Certificate where we are in a first loss position and certain REMICs. These are valued using either the median of external sources or a single external source (which may be the counterparty to the transaction) and are classified as Level 2 due to market pricing that is observable. See “Fair Value Option — Debt Securities of Consolidated Trusts Held by Third Parties” for additional information.
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
Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3) as of June 30, 2014 and December 31, 2013.

158	Freddie Mac

 Table 16.4 — Quantitative Information about Recurring Level 3 Fair Value Measurements

	June 30, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac		$1,732	Risk metric	Effective duration(2)	0.52 - 3.34 years	2.76 years
		150	Median of external sources	External pricing sources	$104.3 - $105.0	$104.7
		125	Single external source	External pricing source	$99.2 - $99.2	$99.2
		6	Discounted cash flows
		879	Other
Total Freddie Mac	$37,755	2,892
Fannie Mae		130	Discounted cash flows	OAS	(2,015) - 1,032 bps	62 bps
		6	Other
Total Fannie Mae	9,422	136
Ginnie Mae		5	Discounted cash flows
Total Ginnie Mae	220	5
CMBS		2,075	Risk Metrics	Effective duration(2)	6.72 - 9.67 years	8.90 years
		708	Discounted cash flows	OAS	200 - 523 bps	364 bps
		543	Other
Total CMBS	25,659	3,326
Subprime, option ARM, and Alt-A:
Subprime		21,911	Median of external sources	External pricing sources	$67.0 - $74.0	$70.3
		2,380	Other
Total subprime	24,291	24,291
Option ARM		5,066	Median of external sources	External pricing sources	$61.8 - $68.3	$65.0
		1,165	Other
Total option ARM	6,231	6,231
Alt-A and other		5,284	Median of external sources	External pricing sources	$80.2 - $84.7	$82.3
		1,170	Other
Total Alt-A and other	6,454	6,454
Obligations of states and political subdivisions		2,669	Median of external sources	External pricing sources	$100.9 - $101.6	$101.2
		229	Other
Total obligations of states and political subdivisions	2,898	2,898
Manufactured housing		410	Single external source	External pricing source	$92.8 - $92.8	$92.8
		181	Discounted cash flows	OAS	131 - 575 bps	324 bps
		77	Other
Total manufactured housing	668	668
Total available-for-sale mortgage-related securities	113,598	46,901
Trading, at fair value
Mortgage-related securities
Freddie Mac		906	Discounted cash flows	OAS	(47) - 9,441 bps	278 bps
		346	Other
Total Freddie Mac	14,249	1,252
Fannie Mae		167	Discounted cash flows	OAS	(47) - 2,027 bps	536 bps
Total Fannie Mae	7,234	167
Ginnie Mae	19	—
Other		4	Median of external sources
		2	Discounted cash flows
Total other	82	6
Total trading mortgage-related securities	21,584	1,425
Total investments in securities	$135,182	$48,326
Other assets:
Guarantee asset, at fair value		$1,149	Discounted cash flows	OAS	17 - 202 bps	55 bps
		438	Median of external sources	External pricing sources	$10.1 - $24.4	$18.9
Total guarantee asset, at fair value	$1,587	1,587
All other, at fair value		12	Other
Total all other, at fair value	12	12
Total other assets	1,599	1,599
Liabilities
Other debt, at fair value		1,000	Single external source	External pricing source	$100.0 - $100.0	$100.0
Total other debt recorded at fair value	4,277	1,000
Net derivatives		58	Other
Total net derivatives	787	58

159	Freddie Mac

	December 31, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac		$1,547	Risk metric	Effective duration(2)	2.25 -5.17 years	2.44 years
		133	Single external source	External pricing source	$99.3 - $99.3	$99.3
		259	Other
Total Freddie Mac	$40,659	1,939
Fannie Mae		91	Single external source	External pricing source	$110.5 - $110.5	$110.5
		26	Median of external sources	External pricing sources	$104.1 - $105.3	$104.7
		14	Other
Total Fannie Mae	10,797	131
Ginnie Mae		6	Median of external sources
		6	Discounted cash flows
Total Ginnie Mae	167	12
CMBS		2,942	Single external source	External pricing source	$90.9 - $90.9	$90.9
		167	Other
Total CMBS	30,338	3,109
Subprime, option ARM, and Alt-A:
Subprime		25,367	Median of external sources	External pricing sources	$64.5 - $73.8	$68.7
		2,132	Other
Total subprime	27,499	27,499
Option ARM		4,995	Median of external sources	External pricing sources	$60.8 - $67.0	$64.4
		705	Discounted cash flows	OAS	461 - 944 bps	729 bps
		874	Other
Total option ARM	6,574	6,574
Alt-A and other		4,028	Single external source	External pricing source	$83.4 - $83.4	$83.4
		3,503	Median of external sources	External pricing sources	$72.5 - $79.1	$75.7
		1,175	Other
Total Alt-A and other	8,706	8,706
Obligations of states and political subdivisions		3,067	Median of external sources	External pricing sources	$98.7 - $99.7	$99.2
		428	Other
Total obligations of states and political subdivisions	3,495	3,495
Manufactured housing		577	Median of external sources	External pricing sources	$86.7 - $92.8	$89.7
		107	Other
Total manufactured housing	684	684
Total available-for-sale mortgage-related securities	128,919	52,149
Trading, at fair value
Mortgage-related securities
Freddie Mac		297	Discounted cash flows	OAS	(5) - 9,441 bps	364 bps
		46	Other
Total Freddie Mac	9,349	343
Fannie Mae		191	Discounted cash flows	OAS	(2,257) - 2,295 bps	199 bps
		30	Other
Total Fannie Mae	7,180	221
Ginnie Mae		74	Median of external sources
Total Ginnie Mae	98	74
Other		7	Single external source
		1	Other
Total other	141	8
Total trading mortgage-related securities	16,768	646
Total investments in securities	$145,687	$52,795

Other assets:
Guarantee asset, at fair value		$1,163	Discounted cash flows	OAS	16 - 202 bps	53 bps
		448	Median of external sources	External pricing sources	$11.6 - $25.4	$19.2
Total guarantee asset, at fair value	$1,611	1,611
All other, at fair value		9	Other
Total all other, at fair value	9	9
Total other assets	1,620	1,620
Liabilities
Other debt, at fair value		1,000	Single external source	External pricing source	$100.0 - $100.0	$100.0
		528	Median of external sources	External pricing sources	$100.0 - $100.1	$100.0
Total other debt recorded at fair value	2,683	1,528
Net derivatives		283	Single external source	External pricing source	$0.8 - $0.8	$0.8
		37	Discounted cash flows
		5	Other
Total net derivatives	(883)	325

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
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a non-recurring basis using unobservable inputs (Level 3) as of June 30, 2014 and December 31, 2013.

160	Freddie Mac

Table 16.5 — Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	June 30, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans	$894	$894
			Broker price opinion	Property value	$7,000 - $1,340,000	$179,401
			Third-party appraisal	Property value	$7 million - $44 million	$30 million
			Income capitalization	Capitalization rates(2)	6% - 9%	7%
REO, net	$225	$225	Internal model(3)	Historical average sales proceeds per property by state(4)	$58,086 - $453,351	$113,825

	December 31, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans	$515	$515
			Income capitalization	Capitalization rates(2)	6% - 9%	7%
			Third-party appraisal	Property value	$4 million - $44 million	$27 million
REO, net	$1,837	$1,837	Internal model(3)	Historical average sales proceeds per property by state(4)	$17,500 - $318,391	$105,508

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

(4)
Represents the average of three months of REO sales proceeds by state. The national average REO disposition severity ratio for our REO properties was 33.4% and 35.8% for the three months ended June 30, 2014 and December 31, 2013, respectively.

Fair Value of Financial Instruments
The table below presents the carrying value and estimated fair value of our financial instruments as of June 30, 2014 and December 31, 2013.

161	Freddie Mac

Table 16.6 — Fair Value of Financial Instruments

	June 30, 2014
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$4,662	$4,662	$—	$—	$—	$4,662
Restricted cash and cash equivalents	2,789	2,789	—	—	—	2,789
Federal funds sold and securities purchased under agreements to resell	44,131	—	44,131	—	—	44,131
Investments in securities:
Available-for-sale, at fair value	113,598	—	66,697	46,901	—	113,598
Trading, at fair value	34,295	12,711	20,159	1,425	—	34,295
Total investments in securities	147,893	12,711	86,856	48,326	—	147,893
Mortgage loans:
Mortgage loans held by consolidated trusts	1,533,521	—	1,329,435	219,456	—	1,548,891
Unsecuritized mortgage loans	145,031	—	14,305	123,263	—	137,568
Total mortgage loans	1,678,552	—	1,343,740	342,719	—	1,686,459
Derivative assets, net	502	—	10,750	2	(10,250)	502
Guarantee asset	1,587	—	—	1,835	—	1,835
Total financial assets	$1,880,116	$20,162	$1,485,477	$392,882	$(10,250)	$1,888,271
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,453,563	$—	$1,489,180	$1,131	$—	$1,490,311
Other debt	445,112	—	441,843	11,686	—	453,529
Total debt, net	1,898,675	—	1,931,023	12,817	—	1,943,840
Derivative liabilities, net	1,289	—	12,601	60	(11,372)	1,289
Guarantee obligation	1,526	—	—	3,133	—	3,133
Total financial liabilities	$1,901,490	$—	$1,943,624	$16,010	$(11,372)	$1,948,262

	December 31, 2013
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$11,281	$11,281	$—	$—	$—	$11,281
Restricted cash and cash equivalents	12,265	12,264	1	—	—	12,265
Federal funds sold and securities purchased under agreements to resell	62,383	—	62,383	—	—	62,383
Investments in securities:
Available-for-sale, at fair value	128,919	—	76,770	52,149	—	128,919
Trading, at fair value	23,404	6,636	16,122	646	—	23,404
Total investments in securities	152,323	6,636	92,892	52,795	—	152,323
Mortgage loans:
Mortgage loans held by consolidated trusts	1,529,905	—	1,258,049	249,693	—	1,507,742
Unsecuritized mortgage loans	154,885	—	16,145	122,065	—	138,210
Total mortgage loans	1,684,790	—	1,274,194	371,758	—	1,645,952
Derivative assets, net	1,063	—	14,220	11	(13,168)	1,063
Guarantee asset	1,611	—	—	1,879	—	1,879
Total financial assets	$1,925,716	$30,181	$1,443,690	$426,443	$(13,168)	$1,887,146
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,433,984	$—	$1,435,673	$1,225	$—	$1,436,898
Other debt	506,767	—	499,756	13,089	—	512,845
Total debt, net	1,940,751	—	1,935,429	14,314	—	1,949,743
Derivative liabilities, net	180	—	13,291	336	(13,447)	180
Guarantee obligation	1,522	—	—	3,067	—	3,067
Total financial liabilities	$1,942,453	$—	$1,948,720	$17,717	$(13,447)	$1,952,990

(1)	Equals the amount reported on our GAAP consolidated balance sheets.
Valuation Techniques for Assets and Liabilities Not Measured on Our Consolidated Balance Sheets at Fair Value, but for Which the Fair Value is Disclosed
The following is a description of the valuation techniques we use for items not measured on our consolidated balance sheets at fair value, but for which the fair value is disclosed, the significant inputs used in those techniques (if applicable), and our basis for classifying the measurements as Level 1, Level 2, or Level 3 of the valuation hierarchy. Each technique discussed

162	Freddie Mac

below may not be used in a given reporting period, depending on the composition of our assets and liabilities measured at fair value and relevant market activity during that period.
Cash and Cash Equivalents (including Restricted Cash and Cash Equivalents)
Cash and cash equivalents (including restricted cash and cash equivalents) largely consist of highly liquid investment securities with an original maturity of three months or less used for cash management purposes, as well as cash held at financial institutions and cash collateral posted by our derivative counterparties. Given that these assets are short-term in nature with limited market value volatility, the carrying amount on our GAAP consolidated balance sheets is deemed to be a reasonable approximation of fair value. Cash and restricted cash are classified as Level 1. Cash equivalents (including restricted cash equivalents) may be classified as Level 2 in cases where we use observable inputs other than quoted prices in active markets for identical assets to determine the fair value measurement, or Level 1 in cases where we can obtain quoted prices in active markets for identical assets.
Federal Funds Sold and Securities Purchased Under Agreements to Resell
Federal funds sold and securities purchased under agreements to resell principally consist of short-term contractual agreements such as reverse repurchase agreements involving U.S. Treasury and agency securities and federal funds sold. Given that these assets are short-term in nature, the carrying amount on our GAAP consolidated balance sheets is deemed to be a reasonable approximation of fair value. Federal funds sold and securities purchased under agreements to resell are classified as Level 2 because these assets have observable market pricing, but quoted prices for identical assets are not available.
Mortgage Loans
Single-family and multifamily mortgage loans classified as held-for-investment are recorded at amortized cost. Certain held-for-investment multifamily mortgage loans are recorded at the fair value of the underlying collateral upon impairment. Multifamily held-for-sale mortgage loans are recorded at fair value due to the election of the fair value option. Single-family held-for-sale mortgage loans are accounted for at the lower-of-cost-or-fair-value and are measured at fair value on a non-recurring basis.
Single-Family Loans
Determination of Principal Market
In determining the fair value of single-family mortgage loans, valuation outcomes can vary widely based on management judgments and decisions used in determining: (a) the principal market; (b) modeling assumptions, including default, severity, home prices, and risk premiums; and (c) inputs used to determine variables including risk premiums, credit costs, security pricing, and implied management and guarantee fees. Our principal markets include the GSE securitization market and the whole loan market. To determine the principal market, we considered the market with the greatest volume and level of activity and our ability to access that market. In the absence of a market with active trading, we determined the market that would maximize the amount we would receive upon sale. We determined that the principal market is the whole loan market for loans that: (a) are four or more months delinquent; (b) are in foreclosure; (c) have completed a loan modification but have not been current for at least 6 consecutive months; (d) have completed a loan modification and have a current LTV ratio greater than 125%; or (e) have been modified through a process that included forbearance on a portion of the outstanding balance. The total UPB of loans where the whole loan market is the principal market was approximately $76.5 billion and $101.2 billion as of June 30, 2014 and December 31, 2013, respectively. We determined that the principal market for all other loans, regardless of whether the loan is currently securitized or whether the loan is eligible for purchase under current underwriting standards, is the GSE securitization market. The total UPB of loans where the GSE securitization market is the principal market was approximately $1.6 trillion and $1.5 trillion as of June 30, 2014 and December 31, 2013, respectively.
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

163	Freddie Mac

securities retained in our investment portfolio or issued as debt to third parties. See “Valuation Techniques for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value — Investments in Securities.”
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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends (currently scheduled for December 31, 2015), the beneficial pricing afforded to HARP loans will no longer be reflected in our delivery and guarantee fee pricing structure. If these benefits were not reflected in the pricing for these loans, the fair value of our mortgage loans would have decreased by $20.9 billion and $18.5 billion as of June 30, 2014 and December 31, 2013, respectively. The total fair value of the loans in our portfolio that reflects the pricing afforded to HARP loans as of June 30, 2014 and December 31, 2013 as presented on our consolidated fair value balance sheets is $135.7 billion and $145.0 billion, respectively.
Multifamily Loans
For a discussion of the techniques used to determine the fair value of held-for-sale and impaired held-for-investment multifamily mortgage loans, see “Valuation Techniques for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value — Mortgage Loans, Held-for-Sale” and “— Mortgage Loans, Held-for-Investment,” respectively. Non-impaired multifamily mortgage loans are primarily valued using market prices from a third-party pricing service that uses a discounted cash-flow technique. Under this technique, the pricing service forecasts cash flows for the various mortgage loans and discounts them at a market rate, including a spread that is based on pricing data obtained from purchases and sales of similar mortgage loans, adjusted based on the mortgage's current LTV ratio and DSCR. The significant unobservable inputs used in the fair value measurement of these loans are the current LTV ratio and DSCR. These loans are classified as Level 3 as significant inputs used in the fair value measurement are unobservable.
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
For debt securities of consolidated trusts, the valuation techniques we use are similar to the techniques we use to value our investments in agency securities for GAAP purposes. See “Valuation Techniques for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value — Investments in Securities — Mortgage-Related Securities — Agency Securities” for additional information regarding the valuation techniques we use.

164	Freddie Mac

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
Total debt, net for which we have elected the fair value option includes certain debt securities of consolidated trusts held by third parties and certain other debt. We report these items at fair value on our GAAP consolidated balance sheets. See “Valuation Techniques for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value — Debt Securities of Consolidated Trusts Held by Third Parties, at Fair Value” and “— Other Debt, at Fair Value” for additional information.
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
Multifamily Held-For-Sale Mortgage Loans
We elected the fair value option for multifamily mortgage loans that were purchased for securitization. These multifamily mortgage loans are classified as held-for-sale mortgage loans on our consolidated balance sheets to reflect our intent to sell in the future. Related interest income continues to be reported as interest income in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2013 Annual Report for additional information about the measurement and recognition of interest income on our mortgage loans.
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

165	Freddie Mac

ACCOUNTING POLICIES — Debt Securities Issued” in our 2013 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option at June 30, 2014 and December 31, 2013.
Table 16.7 — Difference between Fair Value and Unpaid Principal Balance for Certain Financial Instruments with Fair Value Option Elected

	June 30, 2014		December 31, 2013
	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term
	(in millions)
Fair value	$5,941	$4,277	$8,727	$2,683
Unpaid principal balance	5,845	4,037	8,721	2,635
Difference	$96	$240	$6	$48
Changes in Fair Value under the Fair Value Option Election
We recorded gains (losses) of $156 million and $(562) million for the three months ended June 30, 2014 and 2013, respectively, and $410 million and $(553) million for the six months ended June 30, 2014 and 2013, respectively, from the change in fair value on multifamily held-for-sale mortgage loans recorded at fair value in other income in our consolidated statements of comprehensive income.
Gains (losses) on debt securities with the fair value option elected were $(129) million and $3 million for the three months ended June 30, 2014 and 2013, respectively, and $(178) million and $15 million for the six months ended June 30, 2014 and 2013, respectively, and were recorded in other income in our consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for the three and six months ended June 30, 2014 and 2013 for any assets or liabilities for which we elected the fair value option.
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
During the six months ended June 30, 2014, we paid approximately $6 million for the advancement of legal fees and expenses of former officers pursuant to our indemnification obligations to them. These fees and expenses related to certain of the matters described below, and are being partially offset by insurance payments. This figure does not include certain administrative support costs and certain costs related to document production and storage.
Putative Securities Class Action Lawsuit: Ohio Public Employees Retirement System (“OPERS”) vs. Freddie Mac, Syron, et al.
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

166	Freddie Mac

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
In the consolidated complaint, plaintiffs alleged that three former Freddie Mac officers (including Syron and former Executive Vice President and Chief Financial Officer Anthony S. Piszel), certain underwriters and Freddie Mac’s auditor violated federal securities laws by making material false and misleading statements in connection with the company’s November 2007 public offering. The complaint further alleged that certain defendants and others made additional false statements following the offering. After a series of motions and amendments to the complaint, only Syron and Piszel remained as defendants.
The plaintiffs moved for class certification, which motion was ultimately denied by the Court. On May 31, 2012, the U.S. Court of Appeals for the Second Circuit denied plaintiffs’ motion for leave to appeal on an interlocutory basis the denial of class certification. In August 2012, plaintiffs sought leave to file another motion for class certification, which request the Court denied on September 25, 2012. On June 19, 2014, the Court ordered dismissal of the Kreysar case after Syron, Piszel and the named plaintiff entered into a stipulation of voluntary dismissal with prejudice disposing of all of plaintiff's individual claims.
Freddie Mac is not named as a defendant in the consolidated lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the underwriting agreement in the Kreysar case, including reimbursement of fees and disbursements of their legal counsel. We do not expect that the consolidated lawsuit or the indemnification and contribution request will have a material effect on our results of operations or financial condition.
On July 6, 2011, a lawsuit styled Liberty Mutual Insurance Company, Peerless Insurance Company, Employers Insurance Company of Wausau, Safeco Corporation and Liberty Life Assurance Company of Boston vs. Goldman, Sachs & Co. was filed in the U.S. District Court for Massachusetts. The defendants in the case were underwriters of the company’s November 2007 public offering. The plaintiffs generally allege that the underwriters made materially misleading statements and omissions in connection with the offering. Freddie Mac is not named as a defendant in the lawsuit.
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
On July 10, 2012, Ocala Funding, LLC, or Ocala, which was a wholly owned subsidiary of TBW, filed for bankruptcy in the U.S. Bankruptcy Court for the Middle District of Florida. In June 2013, the Court confirmed Ocala’s plan of liquidation. The plan established a liquidation trust, and authorizes it to investigate and initiate actions to recover on claims and causes of action, including a claim to recover approximately $805 million of funds transferred from Ocala to Freddie Mac custodial accounts maintained by TBW, prior to the TBW bankruptcy. The parties have entered into a settlement agreement to resolve the claim. The Court approved the settlement agreement on May 27, 2014. Pursuant to the settlement agreement, Freddie Mac transferred cash and other consideration totaling $102.5 million to Ocala in June 2014. These amounts will be distributed to specified claimants on the estate. These claimants were parties to the settlement agreement and have released all claims against Freddie Mac relating to the funds in question.
On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac has filed a proof of loss under the bonds. The underwriters moved for partial summary judgment against Freddie Mac in April 2013. The Court denied this motion on March 27, 2014, and the underwriters subsequently appealed the denial of the motion to the U.S.

167	Freddie Mac

District Court. The excess insurers have also moved for partial summary judgment against Freddie Mac. Discovery is proceeding. We are unable at this time to estimate our potential recovery, if any, in this case.
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

168	Freddie Mac

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
On July 30, 2014, American European Insurance Company, Joseph Cacciapalle, and Michelle Miller, who are purported shareholders of Freddie Mac, filed a lawsuit against Treasury and FHFA and against Freddie Mac as a “nominal” defendant. This action was filed as a derivative complaint, purportedly on behalf of Freddie Mac, in the U.S. District Court for the District of Columbia. As discussed below, these plaintiffs each sent letters to Freddie Mac in January 2014. The complaint alleges that, through the August 2012 amendment to the Purchase Agreement, Treasury and FHFA breached their respective fiduciary duties to Freddie Mac. The plaintiffs ask that Freddie Mac be awarded compensatory damages and disgorgement, as well as attorneys’ fees, costs and other expenses.
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
We received a letter dated October 16, 2013 addressed to the Chief Executive Officer, the Board of Directors and the then Acting Director of FHFA, purportedly on behalf of holders of common stock and junior preferred stock of Freddie Mac. We received a similar letter dated January 6, 2014, and two more dated January 7, 2014, each on behalf of a plaintiff in the consolidated lawsuits. The letters demanded that Freddie Mac commence legal action against the U.S. government to recover all losses sustained by Freddie Mac as a result of the August 2012 amendment to the Purchase Agreement. The letters also demanded that Freddie Mac take action to terminate the August 2012 amendment to the Purchase Agreement. On January 15, 2014, FHFA (as Conservator) sent a letter to the purported shareholders named in the October 2013 letter informing them that the Conservator does not intend to authorize Freddie Mac or its directors or officers to take the actions that such shareholders demand. On April 9, 2014, FHFA (as Conservator) sent similar letters to the purported shareholders named in the January 2014 letters. As discussed above, the purported shareholders in the October 2013 letter filed a lawsuit against the U.S. government and against Freddie Mac in February 2014, and the purported shareholders in the January 2014 letters filed a lawsuit against the U.S. government and against Freddie Mac in July 2014.
We received a letter dated May 16, 2014 addressed to the Board of Directors, purportedly on behalf of a holder of common stock of Freddie Mac. The letter demands that the Board investigate, address and remedy alleged illegal or otherwise improper action taken by FHFA, Treasury and specified individuals, including the execution of the August 2012 amendment to the Purchase Agreement and the implementation of the net worth sweep dividend. The letter states that, if the Board does not pursue the measures demanded in the letter, the purported shareholder will consider commencing a lawsuit, including derivative claims. On July 17, 2014, FHFA (as Conservator) sent a letter to the purported shareholder named in the May 16 letter informing it that the Conservator does not intend to authorize Freddie Mac or its directors or officers to take the actions that the shareholder demands. As discussed above, purported shareholders who sent similar letters have filed lawsuits against the U.S. government and against Freddie Mac.
NOTE 18: REGULATORY CAPITAL
On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide quarterly submissions to FHFA on minimum capital, but no longer provide submissions on risk-based capital. For more information on regulatory capital, see "NOTE 18: REGULATORY CAPITAL" in our 2013 Annual Report.
The table below summarizes our minimum capital requirements and deficits and net worth.
Table 18.1 — Net Worth and Minimum Capital

	June 30, 2014	December 31, 2013
	(in millions)
GAAP net worth(1)	$4,290	$12,835
Core capital (deficit)(2)(3)	$(69,047)	$(59,495)
Less: Minimum capital requirement(2)	19,849	21,404
Minimum capital surplus (deficit)(2)	$(88,896)	$(80,899)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.

(2)	Core capital and minimum capital figures for June 30, 2014 are estimates. FHFA is the authoritative source for our regulatory capital.

(3)
Core capital excludes certain components of GAAP total equity (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

169	Freddie Mac

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
At June 30, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. As of June 30, 2014, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. We paid quarterly dividends of $10.4 billion and $4.5 billion on the senior preferred stock in cash in March 2014 and June 2014, respectively, at the direction of the Conservator.
NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS
The table below presents the significant components of other income (loss) on our consolidated statements of comprehensive income.
Table 19.1 — Significant Components of Other Income (Loss) on Our Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements(1)	$364	$105	$4,897	$111
Gains (losses) on mortgage loans	(39)	(563)	215	(554)
Other	167	262	421	591
Total other income (loss)	$492	$(196)	$5,533	$148

(1)
Settlement agreements primarily related to lawsuits regarding our investments in certain non-agency mortgage-related securities is a significant component of other income during the three and six months ended June 30, 2014. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”

The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.
Table 19.2 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(in millions)
Other assets:
Accounts and other receivables(1)	$3,731	$4,367
Current income tax receivable	2,079	1,316
Guarantee asset	1,587	1,611
All other	1,204	1,245
Total other assets	$8,601	$8,539
Other liabilities:
Servicer liabilities	$2,060	$2,277
Guarantee obligation	1,526	1,522
Accounts payable and accrued expenses	933	886
All other	1,338	807
Total other liabilities	$5,857	$5,492

(1)	Primarily consists of servicer receivables and other non-interest receivables.

170	Freddie Mac

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

171	Freddie Mac

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
No stock options were exercised during the three months ended June 30, 2014. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2013 Annual Report for more information.
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
ITEM 6. EXHIBITS
The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

172	Freddie Mac

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: August 7, 2014

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: August 7, 2014

173	Freddie Mac

GLOSSARY
This Glossary includes acronyms and defined terms that are used throughout this report.
2005-2008 Legacy single-family book — Consists of mortgage loans in our single-family credit guarantee portfolio that were originated from 2005 through 2008.
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

174	Freddie Mac

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

175	Freddie Mac

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

176	Freddie Mac

funded by Treasury under the Purchase Agreement. In addition, dividends and periodic commitment fees not paid in cash are added to the liquidation preference of the senior preferred stock. We may make payments to reduce the liquidation preference of the senior preferred stock only in limited circumstances.
Liquidity and contingency operating portfolio — Highly liquid non-mortgage assets generally consisting of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, and non-mortgage-related securities.
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
Net worth sweep dividend, Net Worth Amount, and Capital Reserve Amount — For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment on the senior preferred stock will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as: (a) the total assets of Freddie Mac (excluding Treasury’s commitment and any unfunded amounts thereof), less; (b) our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend shall accrue or be payable for that quarter. The applicable Capital Reserve Amount was $3 billion for 2013, is $2.4 billion for 2014, and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero.
New single-family book — Consists of mortgage loans in our single-family credit guarantee portfolio that were originated from 2009 to 2014, excluding HARP and other relief refinance mortgages. We do not include relief refinance mortgages, including HARP loans, in this book as underwriting procedures for relief refinance mortgages are limited, and, in many cases, do not include all of the changes in underwriting standards we have implemented since 2008.
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

177	Freddie Mac

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

178	Freddie Mac

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
TBA — To be announced

179	Freddie Mac

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

180	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description*

10.1
PC Master Trust Agreement, dated April 3, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 8, 2014)

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