Form 10-Q
period 2014-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2014-11-06
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014
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
As of October 23, 2014, there were 650,040,391 shares of the registrant’s common stock outstanding.

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
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) the “FORWARD-LOOKING STATEMENTS” sections of this Form 10-Q, our 2013 Annual Report, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014; and (b) the “RISK FACTORS” and “BUSINESS” sections of our 2013 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “GLOSSARY.”
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three and nine months ended September 30, 2014 included in “FINANCIAL STATEMENTS” and our 2013 Annual Report.
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
Consolidated Financial Results
During the third quarter of 2014, home price growth continued to moderate compared to the first nine months of 2013. Comprehensive income was $2.8 billion for the third quarter of 2014 compared to $30.4 billion for the third quarter of 2013. Comprehensive income for the third quarter of 2014 consisted of $2.1 billion of net income and $0.7 billion of other comprehensive income. Our results for the third quarter of 2014 include: (a) net interest income; (b) provision for credit losses; and (c) settlements of lawsuits regarding our investments in certain residential non-agency mortgage-related securities. Our net income for the third quarter of 2013 includes a benefit for federal income taxes of $23.9 billion that resulted from the release of our valuation allowance against our net deferred tax assets. Our total equity was $5.2 billion at September 30, 2014. As a result of our positive net worth at September 30, 2014, no draw is being requested from Treasury under the Purchase Agreement for the third quarter of 2014. Through September 30, 2014, we have paid aggregate cash dividends to Treasury in an amount that

1	Freddie Mac

exceeds our aggregate draws received under the Purchase Agreement by $16.8 billion. At September 30, 2014, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion.
Sustainability of Earnings
The level of earnings we have experienced in 2013 and 2014 is not sustainable over the long term. Our 2013 financial results included a significant benefit related to the release of the deferred tax asset valuation allowance. As a result, we no longer maintain a valuation allowance against our deferred tax asset. Additionally, our 2013 and 2014 financial results included settlements of representation and warranty claims and of residential non-agency mortgage-related securities litigation. We do not expect future settlements, if any, of representation and warranty claims related to pre-conservatorship loan originations to have a significant effect on our financial results. Our recent financial results, particularly the level of loan loss provisioning, also benefited significantly from strong home price appreciation, which is moderating. In addition, declines in the size of our mortgage-related investments portfolio, as required by FHFA and the Purchase Agreement with Treasury, will reduce earnings over the long term. Our financial results will also continue to be affected by changes in interest rates, yield curves, implied volatility, and mortgage spreads (which impact both derivatives and mortgage-related securities held by us), and therefore are subject to significant earnings and net worth variability from period to period.
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
On May 13, 2014, FHFA issued its 2014 Strategic Plan and the 2014 Conservatorship Scorecard. The 2014 Strategic Plan provides an updated vision for FHFA's implementation of its obligations as conservator of Freddie Mac and Fannie Mae (the “Enterprises”), and establishes three reformulated strategic goals: (a) maintain, in a safe and sound manner, foreclosure prevention activities and credit availability for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets; (b) reduce taxpayer risk through increasing the role of private capital in the mortgage market; and (c) build a new single-family securitization infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future. The 2014 Conservatorship Scorecard establishes objectives and performance targets and measures for 2014 for the Enterprises related to the strategic goals set forth in the 2014 Strategic Plan. For more information, see "LEGISLATIVE AND REGULATORY MATTERS — FHFA's 2014 Strategic Plan for the Conservatorships of Freddie Mac and Fannie Mae and the 2014 Conservatorship Scorecard" in our Form 10-Q for the quarter ended June 30, 2014 and our current report on Form 8-K dated May 14, 2014.
Reducing Taxpayer Exposure to Losses by Reducing and Managing Our Overall Risk Profile, Especially to Mortgage-Related Risks
We are working diligently with FHFA to reduce the taxpayers' exposure and improve the return on the taxpayers' investment. We continue to actively manage and reduce the high credit risk related to our 2005-2008 Legacy single-family book by: (a) providing homeowners with alternatives that allow them to stay in their homes; (b) maximizing the proceeds from short sales and REO sales; (c) actively managing our servicers; (d) pursuing our rights with our sellers; (e) enforcing our rights with other counterparties; and (f) reducing our mortgage-related investments portfolio over time. The 2005-2008 Legacy single-family book represented 14% of our single-family credit guarantee portfolio at September 30, 2014, but comprised 83% of our credit losses in the first nine months of 2014. We are also continuing to reduce our exposure to credit risk in our New single-family book with STACR debt note and ACIS transactions. These transactions shift a portion of the mezzanine credit loss position on certain groups of loans in the New single-family book from us to third-party investors.
Providing Homeowners with Alternatives that Allow Them to Stay in Their Homes
We establish guidelines for our servicers to follow and provide them default management programs to use, in part, in determining which type of loan workout would be expected to provide us with an opportunity to manage our exposure to credit losses. Our servicers pursue repayment plans and loan modifications for borrowers facing financial or other hardships because the level of recovery on a reperforming loan may often be much higher than would be the case with a foreclosure or a foreclosure alternative. Since 2009, we have helped approximately 1,047,000 borrowers experiencing hardship complete a loan workout. Under our loan workout programs, our servicers contact borrowers experiencing hardship with a goal of helping them stay in their homes or avoid foreclosure. Across all of our modification programs, we modified $10.1 billion and $12.8 billion in UPB of loans in the nine months ended September 30, 2014 and 2013, respectively. Our servicers seek and also facilitate the completion of foreclosure alternatives when a home retention solution is not possible.
Beginning in 2009, we introduced a variety of borrower-assistance programs, including HAMP, to help keep families in their homes. Our relief refinance initiative, including HARP (which is the portion of our relief refinance initiative for loans with LTV ratios above 80%), is another key program used by our seller/servicers to help keep families in their homes. In the nine

2	Freddie Mac

months ended September 30, 2014 and 2013, we purchased or guaranteed $21.6 billion and $86.6 billion in UPB of relief refinance loans, respectively, which included $11.6 billion and $54.9 billion in UPB of HARP loans, respectively. We have purchased HARP loans provided to more than 1.3 million borrowers since the initiative began in 2009, including approximately 67,000 borrowers during the nine months ended September 30, 2014. See “Table 33 — Single-Family Relief Refinance Loans” for more information about the volume of our relief refinance purchases.
As of September 30, 2014, the borrower’s monthly payment for all of our completed HAMP modifications was reduced on average by an estimated $500 at the time of modification, which amounts to an average of $6,000 per year, and a total of $1.6 billion in annual reductions (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification).
The table below presents our single-family loan workout activities for the last five quarterly periods.
Table 1 — Total Single-Family Loan Workout Volumes(1)

(1)
Based on workouts completed with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment, and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. As of September 30, 2014, approximately 23,000 borrowers were in modification trial periods, including approximately 20,000 borrowers in trial periods for our non-HAMP modification programs. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but that have not been incorporated into certain of our operational systems due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period. Forbearance agreements exclude loans with long-term forbearance under a completed loan modification. Many borrowers enter into a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period within the year; however, a single loan may be included under separate forbearance agreements in separate periods.

As shown in the table above, the volume of our workout programs declined in recent quarterly periods, which we attribute to overall improvements in the mortgage market as evidenced by rising home prices and declining serious delinquency rates. While we believe our home retention programs have been largely successful, many borrowers still need our assistance. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” for more information about loss mitigation activities and our efforts to keep families in their homes, including through our loan modification initiatives and our relief refinance mortgage initiative. Under the 2014 Conservatorship Scorecard, FHFA set goals

3	Freddie Mac

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
Under the 2014 Conservatorship Scorecard, FHFA set a goal for us to develop and implement a plan for targeted sales of non-performing loans and REO properties that facilitate neighborhood stabilization, especially in markets that have been hardest hit by the housing downturn. In 2014, we worked with FHFA and Fannie Mae to develop a plan for both short sales and REO sales, including expanded auctions of properties, in certain cities that were hardest hit by the housing crisis. In these areas we have also: (a) expanded our efforts with locally-based private entities to facilitate REO dispositions; and (b) expanded our first look opportunities, which provide an initial period for REO properties to be purchased by owner occupants and non-profits dedicated to neighborhood stabilization before permitting investors to make offers. We are also assessing or piloting other new strategies for loss mitigation with FHFA and Fannie Mae, including implementing a temporary new modification initiative targeted to assist troubled borrowers in certain cities.
Maximizing the Proceeds from Short Sales and REO Sales
In cases where repayment plans and loan modifications are not possible or not successful, a short sale transaction typically provides us with a comparable or higher level of recovery than a foreclosure and subsequent property sale from our REO inventory. In large part, the benefit of a short sale is that we: (a) avoid the costs we would otherwise incur to complete the foreclosure; and (b) reduce the time needed to dispose of the property, and thus reduce our exposure to maintenance, property taxes, and other expenses associated with holding REO property.
We believe our REO disposition and short sale severity ratios in the nine months ended September 30, 2014 benefited from improved market conditions as well as changes made since 2012 to our process for evaluating the market value of impaired loan collateral and determining the list price for our REO properties when we offer them for sale. In addition, we believe that our REO disposition ratios have been positively affected by our efforts to repair a greater number of these properties prior to listing them for sale than in the past.
Actively Managing our Servicers
We continue to face challenges with respect to the performance of certain of our single-family servicers in managing our seriously delinquent loans. Our servicers represent and warrant to us that loans serviced on our behalf will be serviced in accordance with our servicing contract. These contractual obligations provide us with remedies for breaches in servicing. These contractual remedies include the ability to require the servicer to pay compensatory or other fees, repurchase the loan at its current UPB, and/or reimburse us for losses realized. Beginning in 2013, we increased our review of servicing related violations, which included issuing notices of defect to our servicers for certain violations of our servicing standards. As of September 30, 2014, we had: (a) $0.4 billion of outstanding repurchase requests for servicing related violations; and (b) an additional $0.2 billion of outstanding notices of defect, with our servicers, based on the UPB of the related loans. We also recognized $292 million of compensatory fees in the nine months ended September 30, 2014, primarily for servicer failures to complete a foreclosure within our timelines.
The serious delinquency rate of our single-family credit guarantee portfolio declined to 1.96% as of September 30, 2014 (which is the lowest level since January 2009) from 2.39% as of December 31, 2013, continuing the trend of improvement that began in 2010. However, we continue to have a large population of seriously delinquent loans, many of which have been delinquent for more than one year; these loans tend to be more challenging to resolve. As of September 30, 2014, we held investments in $33.2 billion of seriously delinquent single-family mortgage loans, approximately half of which have been delinquent for more than one year.
Foreclosures generally take longer to complete in states where a judicial foreclosure is required, compared to other states. As of September 30, 2014, our serious delinquency rates for the aggregate of those states that require a judicial foreclosure and those not requiring a judicial foreclosure were 2.72% and 1.33%, respectively. During the nine months ended September 30, 2014, the average time to foreclose on properties in states that require a judicial foreclosure was 1,025 days compared to 661 days in those states not requiring a judicial foreclosure for loans in our single-family credit guarantee portfolio, excluding those underlying our Other Guarantee Transactions. These averages are based on the loans that completed foreclosure during the period.
During the nine months ended September 30, 2014, excluding transfers between affiliated companies and assignments of servicing for newly originated loans, approximately $8.5 billion in UPB of loans in our single-family credit guarantee portfolio were transferred from our primary servicers to specialty servicers that specialize in workouts of problem loans. Approximately $5.4 billion in UPB of loans in these transfers were facilitated by us as part of our efforts to assist troubled borrowers, maximize foreclosure alternatives, increase problem loan workouts, and mitigate our credit losses.
Pursuing Our Rights with Our Sellers
We have contractual arrangements with our sellers under which, when they sell us mortgage loans, they represent and warrant that those loans have been originated in accordance with specified underwriting standards. If we subsequently discover

4	Freddie Mac

that the representations and warranties were breached (i.e., that underwriting standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These remedies include the ability to require the seller to repurchase the loan at its current UPB and/or reimburse us for losses realized. In 2013, we substantially achieved the goal set for us (in the 2013 Conservatorship Scorecard) to complete our requests for remedies for breaches of seller representations and warranties related to pre-conservatorship loan activity. As a result, there has been a decline in our exposure to single-family mortgage seller/servicers for repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us. As of September 30, 2014 and December 31, 2013, we had $0.4 billion and $1.6 billion, respectively, of outstanding repurchase requests with sellers, based on UPB of the loans.
We continue to seek remedies from seller/servicers in the normal course of business related to breaches of representations and warranties for loans they sold to us or service for us. In the nine months ended September 30, 2014, we recovered amounts from seller/servicers with respect to $1.7 billion in UPB of loans subject to our repurchase requests for selling and servicing violations, including $0.4 billion in UPB related to settlement agreements. Approximately 19% of the $1.7 billion in UPB associated with resolved repurchase requests in the nine months ended September 30, 2014 were satisfied by the reimbursement of losses (excluding amounts related to settlement agreements).
In May 2014, at the direction of FHFA, we announced certain changes to our representation and warranty framework for loans acquired on and after July 1, 2014. On October 20, 2014, FHFA announced an agreement in principle concerning changes to Freddie Mac's and Fannie Mae’s representation and warranty frameworks. See “LEGISLATIVE AND REGULATORY MATTERS — FHFA Announcements Concerning Representation and Warranty Framework and High LTV Mortgage Loans.”
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
We received payments under primary and other mortgage insurance of $1.0 billion and $1.6 billion during the nine months ended September 30, 2014 and 2013, respectively. Although the financial condition of certain of our mortgage insurers has improved in recent quarters, there is still significant risk that some of these counterparties may fail to fully meet their obligations. We expect to receive substantially less than full payment of our claims from one of our top five mortgage insurance counterparties, as it is only permitted to partially pay claims under orders from its regulator.
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
Aligning mortgage insurer eligibility requirements is a key component of the 2014 Conservatorship Scorecard and the 2014 Strategic Plan. We are developing counterparty risk management standards for mortgage insurers, in conjunction with Fannie Mae, at the direction of FHFA, consisting of the following: (a) revised eligibility requirements, which include financial requirements under a risk-based framework; and (b) revised master policies that provide greater certainty of coverage and facilitate timely claims processing. The revised standards are designed to provide that mortgage insurers are able to withstand a stress economic scenario and fulfill their intended role of providing private capital to the mortgage market. Revised master policies with our mortgage insurance counterparties were implemented on October 1, 2014. FHFA published draft eligibility requirements for public input during a comment period that concluded on September 8, 2014. We expect to publish new eligibility requirements by the end of 2014, which will become effective 180 days after the publication date. Approved insurers that do not fully comply with the new financial requirements would be given a transition period of up to two years from the publication date.
At the direction of our Conservator, we are also working to enforce our rights as an investor with respect to the non-agency mortgage-related securities we hold, and are engaged in various efforts, in some cases in conjunction with other investors, to mitigate or recover losses on our investments in these securities. In the nine months ended September 30, 2014, we and FHFA reached settlements with a number of institutions pursuant to which we recognized $6.1 billion in our consolidated statement of comprehensive income. Lawsuits against a number of other institutions are currently pending. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about our recent agreements with non-agency mortgage-related security issuers.

5	Freddie Mac

Reducing Our Mortgage-Related Investments Portfolio Over Time
In July 2014, pursuant to the 2014 Conservatorship Scorecard, we submitted a plan to FHFA to meet (even under adverse market conditions) the portfolio reduction requirements of the Purchase Agreement. The plan is also designed to implement the other strategies discussed under "Investment Segment Strategies" below. In October 2014, FHFA requested that we revise the submitted plan to provide that we would manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement. Under the revised plan requested by FHFA, we would be able to seek permission in writing with a documented basis for exception from FHFA to increase the plan's limit on the UPB of the mortgage-related investments portfolio to 95% of the Purchase Agreement annual cap. Under the plan (and as set forth in the 2014 Conservatorship Scorecard), we are focused on reducing the less liquid assets in our mortgage-related investments portfolio. The plan has not been approved by FHFA. The Scorecard provides that any sales of less liquid assets should be economically sensible transactions that consider impacts to the market and neighborhood stability.
From December 31, 2013 to September 30, 2014, the size of our mortgage-related investments portfolio declined by 10% or $47.4 billion, to $413.6 billion. Our less liquid assets accounted for $40.8 billion of this decline. Our less liquid assets are reduced through: (a) liquidations (e.g. prepayments); (b) sales (including sales related to settlements of non-agency mortgage-related securities); and (c) securitizations. For additional information on our less liquid assets, see “Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
Supporting U.S. Homeowners and Renters by Providing Lenders with a Constant Source of Liquidity for Mortgage Products even when Other Sources of Financing are Scarce
We maintain a consistent market presence by providing lenders with a constant source of liquidity for mortgage products even when other sources of financing are scarce. This liquidity provides our customers with confidence to continue lending even in difficult environments. In the nine months ended September 30, 2014 and 2013, we purchased or issued other guarantee commitments for $184.3 billion and $359.6 billion in UPB of single-family conforming mortgage loans, respectively, representing approximately 884,000 and 1,753,000 homes, respectively. Origination volumes in the U.S. residential mortgage market declined significantly during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, driven by a significant decline in the volume of refinance mortgages. We attribute this decline to higher average mortgage interest rates in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Many borrowers have already refinanced their loans in recent years at relatively low interest rates, and thus may be less likely to do so in the future. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed approximately 90% of the single-family conforming mortgages originated in the nine months ended September 30, 2014.
During the nine months ended September 30, 2014, our multifamily new business activity totaled $14.1 billion, and provided financing for 934 properties amounting to approximately 214,000 apartment units. Approximately 90% of the units were affordable to families earning at or below the median income in their area.
Under the 2014 Conservatorship Scorecard, FHFA set several goals for us relating to increasing access to single-family mortgage credit for creditworthy borrowers. These goals include continuing to improve, and provide additional clarity regarding, our representation and warranty framework. FHFA is also working with Freddie Mac and Fannie Mae to develop responsible guidelines for mortgages with loan-to-value ratios between 95% and 97% to serve a targeted segment of creditworthy borrowers.
Building a Commercially Strong and Efficient Business Enterprise
Single-Family Guarantee Segment Strategies
Our single-family business is our largest business line. We continue to take steps to build a stronger, profitable business model for our ongoing business. Our goal is to strengthen the business model in order to run our business efficiently and effectively in support of homeowners and taxpayers and, if required as part of a future state for the enterprise, to be able to promptly return to private sector ownership. Our Single-family Guarantee segment is focused on strengthening our business model by:

•
Leveraging the fundamentals: We are leveraging our existing product offerings to better meet the needs of an evolving mortgage market. This includes working to reduce repurchase requests and penalties, in the form of fees, by providing greater certainty for seller/servicers that the loans they sell to us or service for us meet our requirements. We are doing this by enhancing the tools we make available to our customers (including Loan Prospector, Loan Quality Advisor, and Home Value Explorer), and expanding and leveraging the data standards of the Uniform Mortgage Data Program. We intend to continue to simplify, streamline, and strengthen our operations, while keeping pace with regulatory requirements, such as those implemented under the Dodd-Frank Act.

•
Better serving our customers: Our customers are our sellers, servicers, and investor/dealers. Based on feedback we have received directly from our customers through our Customer Advisory Boards, surveys, and ongoing conversations, we are enhancing our processes and programs to improve our customers’ experience when doing business with us.

6	Freddie Mac

•
Managing the credit risk of the single-family credit guarantee portfolio: We are managing our credit risk by setting our underwriting standards at a level commensurate with the long-term credit risk appetite of the company. We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe our mortgage eligibility and underwriting standards, and the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. Beginning in 2009, we have made various changes to our credit policies, including changes to improve our underwriting standards, have purchased fewer loans with higher risk characteristics, and have assisted in improving our mortgage insurers’ and lenders’ underwriting practices. As a result, the credit quality of the New single-family book is significantly better than that of the 2005-2008 Legacy single-family book, as measured by original LTV ratios, FICO scores, delinquency rates, credit losses, and the proportion of loans underwritten with full documentation. However, in recent quarters, as refinancing volumes have declined, the composition of our loan purchase activity has been shifting to a higher proportion of home purchase loans, which generally have higher original LTV ratios than loans sold to us during 2010 through 2012. During these same quarters, the average borrower credit scores in our loan purchase activity have declined.

•
Transferring the credit risk of the single-family credit guarantee portfolio: We consider credit risk transfer transactions to be a prudent way to manage risk in our business. In addition to three credit risk transfer transactions completed in 2013, we completed seven credit risk transfers in the first nine months of 2014, consisting of: (a) five STACR debt note transactions that transferred $3.9 billion in risk to third parties; and (b) two ACIS transactions that transferred $554 million in risk to third parties. While these credit risk transfer transactions have been relatively small compared to our overall mortgage credit risk exposure, we believe they have attracted broad interest in the market. We will continue to seek to expand and refine our offerings of credit risk transfer transactions in the future. The 2014 Conservatorship Scorecard includes a goal for us to complete credit risk transfer transactions for $90 billion in UPB using at least one transaction type in addition to STACR debt note transactions. We believe we have met this Scorecard goal.

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

Investments Segment Strategies
Our Investments segment is a key business operation, which has certain objectives in 2014, including:

•
Maintaining a presence in the agency mortgage-related securities market: Our activities in this market may include outright purchases and sales, dollar roll transactions, and structuring activities (e.g., resecuritizing existing agency securities into REMICs and selling some or all of the tranches).

•
Maintaining a portfolio of liquid securities consistent with our liquidity management guidelines: In managing our mortgage-related investments, we evaluate the liquidity of our investments based on two categories: (a) single-class and multiclass agency securities (excluding certain structured agency securities collateralized by non-agency mortgage-related securities); and (b) assets that are less liquid than the agency securities noted above. We are focusing our efforts on reducing the balance of less liquid assets in the mortgage-related investments portfolio. Our more liquid assets collectively represented $168.1 billion and $174.7 billion at September 30, 2014 and December 31, 2013, respectively, or approximately 41% and 38% of UPB of the portfolio at September 30, 2014 and December 31, 2013, respectively.

•
Managing the single-family performing loans obtained through our cash purchase program: In conjunction with the single-family business, we purchase loans from lenders for cash and securitize the majority of these loans into Freddie Mac agency securities that may be sold to dealers or investors, or retained in our Investments segment mortgage investments portfolio as agency securities.

•
Managing single-family reperforming loans and performing modified loans: This includes securitizing loans, structuring the resulting securities and selling some or all of the tranches, and could include selling loans or other disposition strategies in the future.

•
Managing single-family delinquent loans along with the single-family business: This includes removing seriously delinquent loans from PC pools and selling loans, and could include other disposition strategies in the future.

•	Reducing the overall balance of our holdings of non-agency mortgage-related securities through liquidations and sales, subject to a variety of constraints, including market conditions.

•
Managing the treasury function, including funding and liquidity, for the overall company, through the issuance of short-term and long-term unsecured debt: We maintain a liquidity and contingency operating portfolio of cash and non-mortgage investments for short-term liquidity management.

7	Freddie Mac

•	Managing the interest-rate risk for the overall company through the use of derivatives and unsecured debt.
Multifamily Segment Strategies
Our Multifamily business is a key business operation focusing on financing multifamily rental housing. We provide financing for affordable housing for renters nationwide and are a consistent source of liquidity to the multifamily mortgage market. We maintain a strong credit and capital management discipline, which we believe generates appropriate risk-adjusted returns on our business for taxpayers. We accomplish this primarily by focusing on our business model of purchasing, aggregating, and securitizing mortgage loans in order to transfer the expected credit risk associated with the loans to third-party investors. The Multifamily business model aligns with the objective that private investors absorb the first and predominant losses before any taxpayer exposure. We plan to continue to provide and support a consistent supply of affordable rental housing while reducing our exposure to credit risk through securitization.
The 2014 Conservatorship Scorecard includes a goal for us to maintain the dollar volume of new multifamily business activity for 2014 at or below the 2013 cap of $25.9 billion, excluding certain targeted loan types, such as those that support affordable housing. Additionally, the 2014 Conservatorship Scorecard set a goal for us to assess the economics and feasibility of adopting additional types of risk transfer structures and of increasing the amount of risk transferred in current risk transfer structures (i.e., K Certificate transactions). For this purpose, risk is broadly defined to include, but is not limited to, credit, counterparty or aggregation risk. During the nine months ended September 30, 2014, we settled K Certificate transactions of $12.9 billion in UPB.
Positioning the Company, in Particular Our People and Infrastructure, to Succeed in a To-Be-Determined “Future State”
Development of a New Secondary Mortgage Market
Under the direction of FHFA, we continue various efforts to build the infrastructure for a future housing finance system, including the following:

•
Common Securitization Platform: We continue to work with FHFA and Fannie Mae on the development of a new common securitization platform. In October 2013, Common Securitization Solutions, LLC (or CSS, which is equally owned by us and Fannie Mae) was formed to build and operate the platform. As part of the 2014 Conservatorship Scorecard, FHFA set certain goals relating to the continued development of the common securitization platform. We and FHFA expect this will be a multi-year effort. In addition, the 2014 Strategic Plan provides for us and Fannie Mae to work towards the development of a single (common) security as part of this effort. In August 2014, FHFA requested public input on the single security project as further discussed in "LEGISLATIVE AND REGULATORY MATTERS — FHFA Request for Input on Proposed Single Security Structure." In November 2014, we and Fannie Mae announced that a chief executive officer has been named for CSS. Additionally, we and Fannie Mae each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS.

•
Uniform Mortgage Data Program: We and Fannie Mae continue to collaborate with the industry to develop and implement uniform data standards for single-family mortgages. The 2014 Conservatorship Scorecard set a goal for us to provide active support for the following mortgage data standardization initiatives: (a) the Servicing Data and Technology Initiative; (b) the Uniform Closing Disclosure Dataset; and (c) the Uniform Loan Application Dataset. We have also made improvements to our Uniform Collateral Data Portal, which provides us standardized appraisal data for loans we purchase and provides our sellers with real-time feedback that is intended to help them evaluate the quality of property appraisals.

•
Lender placed insurance standards: As part of the servicing alignment initiative, we and Fannie Mae announced changes in servicing standards for situations in which servicers obtain property hazard insurance on properties securing single-family loans we own or guarantee. As a result, effective June 1, 2014, our seller/servicers may not receive compensation or other payment from insurance carriers nor may they use their own or affiliated entities to insure or reinsure a property. The 2014 Conservatorship Scorecard includes a goal for us to continue to develop approaches to reduce borrower costs for lender placed insurance.

In addition, in the first nine months of 2014, we worked to help our seller/servicers improve their underwriting processes for loans that they sell to us, including the following:

•
We continued our initiative for enhanced early-risk assessment by seller/servicers through the use of Loan Prospector and Loan Quality Advisor, our automated tools for use in evaluating the credit and product eligibility of loans and identifying non-compliance issues;

•
We implemented requirements for our seller/servicers in response to certain final rules from the Consumer Financial Protection Bureau, including rules concerning the requirements for borrowers' ability to repay and high-cost mortgages. See “BUSINESS — Legislative and Regulatory Developments — Dodd-Frank Act” in our 2013 Annual Report for further information on the final rules;

8	Freddie Mac

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
Investing in Human Capital, Technology and Other Resources
We continue to make strategic investments to maintain and improve our ability to operate the company for the foreseeable future in conservatorship and potentially afterwards. Our human capital risks have stabilized over the last two years. However, the possibility remains that we may experience increased turnover again in the future as the Administration and Congress continue to debate our future business model.
Our information technology risk continues to decline. We are investing each year to maintain our technology and are focused on standardizing and simplifying the technology portfolio. We continue to focus on emerging information security risks. We are reviewing our information technology architecture design with a focus on simplifying our information technology environment. We are also improving our out-of-region disaster recovery capabilities.
Streamlining, Simplifying and Strengthening Operations
We continue to strengthen our operations. We are conducting a multi-year project focused on simplifying our control structure and eliminating redundant control activities. In 2013, we modified our risk and control assessment framework to increase our emphasis on risk management. We are also conducting detailed operational control design reviews to identify ways to simplify our controls structure. We are improving our risk management capabilities by further enhancing our three-lines-of-defense risk management framework. Our enhanced three-lines-of-defense risk management framework is designed to balance ownership of the risk by our business segments with corporate oversight and independent assessment. See "RISK MANAGEMENT — Operational Risks" for more information.
Mortgage Market and Economic Conditions
Overview
The U.S. real gross domestic product rose by 3.5% on an annualized basis during the third quarter of 2014, compared to increases of 4.6% in the second quarter of 2014 and 4.5% in the third quarter of 2013, according to the Bureau of Economic Analysis. The national unemployment rate was 5.9% in September 2014, compared to 6.1% in June 2014 and 6.7% in March 2014, based on data from the U.S. Bureau of Labor Statistics. An average of approximately 227,000 monthly net new jobs (non-farm) were added to the economy during the nine months ended September 30, 2014, which shows evidence of continued improvements in the economy and the labor market. The average interest rate on new 30-year fixed-rate conforming mortgages trended slightly lower over the past three quarters, averaging 4.36% during the first quarter 2014, 4.23% in the second quarter 2014, and 4.14% during the third quarter of 2014, based on our weekly Primary Mortgage Market Survey. This is lower than the third quarter of 2013, when the average rate on new 30-year fixed-rate conforming mortgages was 4.44%. Lower mortgage interest rates during the third quarter of 2014 contributed to an increase in the volume of single-family mortgage refinance activity in the market compared to the second quarter of 2014.
Single-Family Housing Market
Although home prices increased on a national basis in the third quarter of 2014 and from September 2013 to September 2014 (based on our index), some localities continued to be affected by weakness in their housing market and experienced declines in home values during these periods. Home price appreciation has continued to moderate, with our nationwide index registering approximately a 5.1% increase from September 2013 to September 2014, compared with a 6.0% increase from June 2013 to June 2014. Despite increases in recent years, our national home price index reflects a cumulative decline of 10.7% since June 2006. These estimates were based on our own non-seasonally-adjusted price index of one-family homes funded by mortgage loans owned or guaranteed by us or Fannie Mae. Other indices of home prices may have different results, as they are determined using home prices relating to different pools of mortgage loans and calculated under different conventions than our own.
Based on data from the National Association of Realtors, sales of existing homes in the third quarter of 2014 were 5.12 million (on a seasonally-adjusted annual basis), increasing 5% from 4.87 million in the second quarter of 2014. Based on data from the U.S. Census Bureau and HUD, sales of new homes in the third quarter of 2014 were approximately 446,000 (on a seasonally-adjusted annual basis), increasing 4% from approximately 427,000 in the second quarter of 2014.
Multifamily Housing Market
The multifamily market continued to experience solid fundamentals during the nine months ended September 30, 2014. Recent data reported by Reis, Inc. indicated that the national apartment vacancy rate was 4.2% in both the third quarter of 2014 and 2013 and remains low compared to the cyclical peak of 8% reached at the end of 2009. In addition, Reis, Inc. reported that effective rents (i.e., the average rent paid by the tenant over the term of the lease adjusted for concessions by the landlord and costs borne by the tenant) grew by 1.1% during the third quarter of 2014. Vacancy rates and effective rents are important to

9	Freddie Mac

loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows. According to the latest information available from Moody's Analytics, Inc. and Real Capital Analytics, Inc., apartment prices are now more than 10% above the peak level reached before the housing crisis, and reflect continued strong demand from investors for apartment properties.
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
Although national home prices have increased in recent years, home prices at September 30, 2014 remained significantly below their peak levels in many geographic areas. Declines in the market’s inventory of vacant housing have supported stabilization and increases in home prices in a number of metropolitan areas. We believe that home prices will not increase at the same rate experienced in 2013, and that home price growth rates will continue to moderate gradually during the near term and will return towards growth rates that are consistent with long-term historical averages (approximately 2 to 5 percent per year). To the extent that a large volume of loans concentrated in a particular geographic area completes the foreclosure process in a short period, the resulting increase in the market’s inventory of homes for sale could cause home prices in that area to grow more slowly or decline.
Single-Family
We continue to expect that key macroeconomic drivers of the economy, such as income growth, employment, and inflation, will affect the performance of the housing and mortgage markets during the near term. We expect that economic growth will continue and mortgage interest rates will remain relatively low compared to historical levels, although they are expected to begin trending slowly upward. As a result, we believe that housing affordability for potential home buyers will remain relatively high in most metropolitan housing markets in the near term. We expect that the volume of home sales in 2014 will likely be slightly lower than in 2013. Important factors that we believe will continue to affect single-family housing demand negatively are the relatively high unemployment rate in certain areas and relatively modest family income growth.
We expect the UPB of our single-family credit guarantee portfolio will be relatively unchanged at the end of 2014 compared to the end of 2013, as the decline in purchase volume is expected to be offset by a similar decline in prepayments. We expect mortgage origination volumes in 2014, including refinancings, to be at the lowest level since 2000. Our loan purchase activity in the nine months ended September 30, 2014 declined to $184.3 billion in UPB compared to $359.6 billion in UPB during the nine months ended September 30, 2013. We expect this trend to continue in the fourth quarter of 2014 as refinancing volumes continue to remain low. During the nine months ended September 30, 2014, refinancings, including HARP, comprised approximately 46% of our single-family purchase and issuance volume compared with 76% in the nine months ended September 30, 2013. We expect HARP activity to continue to remain low during the fourth quarter of 2014 since the pool of borrowers eligible to participate in the program has declined.
Our guarantee fee rate charged on new acquisitions is significantly higher than that charged on our Legacy single-family books as a result of two across-the-board increases in guarantee fees implemented in 2012. In June 2014, FHFA released a request for input on the guarantee fees that we and Fannie Mae charge lenders, which was due in September 2014. We cannot predict what changes, if any, FHFA will require us to make to our guarantee fees as a result of the input received from this request.
Our charge-offs declined significantly during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. We expect our charge-offs and credit losses to continue to be lower than the level we experienced in 2013, but to remain elevated in the near term in part due to the substantial number of delinquent and underwater mortgage loans in our single-family credit guarantee portfolio that will likely be resolved. For the near term, we also expect:

•	REO disposition and short sale severity ratios to remain high; and

•	The number of seriously delinquent loans and the volume of our loan workouts to continue to decline.
Multifamily
We expect that, at the national level, new supply of multifamily housing will be absorbed by market demand in the near term driven by a strengthening economy and favorable demographics. However, there may be certain local markets where new supply may outpace demand, which would be evidenced by excess supply and rising vacancy rates. As multifamily market fundamentals improved in recent years, other market participants, particularly banking institutions, increased their activities in the multifamily market. We expect that our new multifamily business activity, excluding affordable housing loans, loans for smaller multifamily properties, and loans for manufactured housing rental communities, will increase in the fourth quarter of

10	Freddie Mac

2014 compared to the third quarter of 2014, but activity for 2014 will be below the cap specified by the 2014 Conservatorship Scorecard of $25.9 billion in UPB.
As a result of the solid market fundamentals and continuing strong portfolio performance, we expect our credit losses and delinquency rates to remain low in the near term. We expect the performance of the multifamily market to continue to be solid in the near term and believe the long-term outlook for the multifamily market continues to be favorable.
Limits on Investment Activity and Our Mortgage-Related Investments Portfolio
Our mortgage-related investments portfolio consists of agency securities, single-family non-agency mortgage-related securities, CMBS, housing revenue bonds, and single-family and multifamily unsecuritized mortgage loans. Our ability to acquire and sell mortgage assets is significantly constrained by limitations under the Purchase Agreement and those imposed by FHFA. Under the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio is subject to a cap that decreases by 15% each year until the cap reaches $250 billion. In July 2014, we submitted a plan to FHFA to meet the portfolio reduction requirements of the Purchase Agreement. The plan is also designed to implement the other strategies discussed under "Our Primary Business Objectives — Building a Commercially Strong and Efficient Business Enterprise — Investment Segment Strategies." In October 2014, FHFA requested that we revise the submitted plan to provide that we would manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement. Under the revised plan requested by FHFA, we would be able to seek permission in writing with a documented basis for exception from FHFA to increase the plan's limit on the UPB of the mortgage-related investments portfolio to 95% of the Purchase Agreement annual cap. The plan has not been approved by FHFA. The reduction in the mortgage-related investments portfolio will result in a decline in income from this portfolio over time.
The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation.
Table 2 — Mortgage-Related Investments Portfolio(1)

	September 30, 2014			December 31, 2013
	More Liquid	Less Liquid	Total	More Liquid	Less Liquid	Total
	(in millions)
Investments segment — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans	$—	$82,607	$82,607	$—	$84,411	$84,411
Freddie Mac mortgage-related securities	151,782	7,700	159,482	156,438	8,809	165,247
Non-agency mortgage-related securities	—	48,278	48,278	—	64,524	64,524
Non-Freddie Mac agency mortgage-related securities	15,676	—	15,676	16,889	—	16,889
Total Investments segment — Mortgage investments portfolio	167,458	138,585	306,043	173,327	157,744	331,071
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	—	30,161	30,161	—	37,726	37,726
Multifamily segment — Mortgage investments portfolio(3)	795	76,611	77,406	1,411	90,816	92,227
Total mortgage-related investments portfolio	$168,253	$245,357	$413,610	$174,738	$286,286	$461,024
Percentage of total mortgage-related investments portfolio	41%	59%	100%	38%	62%	100%
Mortgage-related investments portfolio cap(4)			$469,625			$552,500

(1)	Based on UPB.

(2)	Represents unsecuritized seriously delinquent single-family loans.

(3)	See "Table 10 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios" for the composition of this line item.

(4)	Represents the portfolio cap under the Purchase Agreement and FHFA regulation at December 31, 2014 and 2013, respectively.
We evaluate the liquidity of the assets in our mortgage-related investments portfolio based on two categories: (a) single-class and multiclass agency securities (excluding certain structured agency securities collateralized by non-agency mortgage-related securities); and (b) assets that are less liquid than the agency securities noted above. Assets that we consider to be less liquid than agency securities include unsecuritized single-family and multifamily mortgage loans, certain structured agency securities collateralized with non-agency mortgage-related securities, and our investments in non-agency mortgage-related securities.
The UPB of our mortgage-related investments portfolio was $413.6 billion at September 30, 2014, a decline of $47.4 billion (or 10%) compared to $461.0 billion at December 31, 2013. Our less liquid assets accounted for $40.9 billion of this decline, primarily due to liquidations (i.e., principal repayments) and our efforts to reduce these assets. We sold $13.9 billion of less liquid assets (including sales related to settlements of non-agency mortgage-related securities litigation). In addition, we securitized $7.0 billion of single-family reperforming and modified loans. These amounts do not include sales of mortgage loans purchased for cash and subsequently securitized. During the third quarter of 2014, and included in the sales of less liquid assets amount above, we completed a pilot transaction in which we sold approximately $0.6 billion in UPB of seriously delinquent unsecuritized single-family loans (for which we received FHFA approval in April 2014). We may pursue additional sales in the future, subject to FHFA approval. We plan to continue reducing the balance of our less liquid assets, although we

11	Freddie Mac

also continue to add certain of these assets to our mortgage-related investments portfolio as part of our business strategies (e.g., removal of seriously delinquent loans from PC pools and acquisitions of mortgage loans purchased for cash).

12	Freddie Mac

SELECTED FINANCIAL DATA
The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes.
Table 3 — Selected Financial Data(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions, except share-related amounts)
Statements of Comprehensive Income Data
Net interest income	$3,663	$4,276	$10,676	$12,685
(Provision) benefit for credit losses	(574)	1,138	(41)	2,264
Non-interest income (loss)	764	1,689	2,469	2,769
Non-interest expense	(816)	(577)	(2,267)	(1,699)
Income tax (expense) benefit	(956)	23,960	(3,374)	24,036
Net income	2,081	30,486	7,463	40,055
Comprehensive income	2,786	30,437	9,175	41,765
Net income (loss) attributable to common stockholders(2)	(705)	50	(1,712)	(1,709)
Net income (loss) per common share – basic and diluted	(0.22)	0.02	(0.53)	(0.53)
Cash dividends per common share	—	—	—	—
Weighted average common shares outstanding (in millions) – basic and diluted(3)	3,236	3,238	3,236	3,238

			September 30, 2014	December 31, 2013
			(dollars in millions)
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)			$1,549,533	$1,529,905
Total assets			1,922,784	1,966,061
Debt securities of consolidated trusts held by third parties			1,467,845	1,433,984
Other debt			435,706	506,767
All other liabilities			14,047	12,475
Total stockholders’ equity			5,186	12,835
Portfolio Balances(4)
Mortgage-related investments portfolio(5)			$413,610	$461,024
Total Freddie Mac mortgage-related securities(6)			1,620,355	1,592,511
Total mortgage portfolio(7)			1,898,343	1,914,661
TDRs on accrual status			82,749	78,708
Non-accrual loans			34,556	43,457

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ratios(8)
Return on average assets(9)	0.4%	6.2%	0.5%	2.7%
Allowance for loans losses as percentage of mortgage loans, held-for-investment(10)	1.3	1.5	1.3	1.5
Equity to assets ratio(11)	0.2	1.0	0.5	1.1

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

(4)	Based on UPB.

(5)	See ‘‘Table 2 — Mortgage-Related Investments Portfolio’’ for the composition of this line item.

(6)	See ‘‘Table 23 — Freddie Mac Mortgage-Related Securities’’ for the composition of this line item.

(7)	See ‘‘Table 10 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios’’ for the composition of this line item.

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
Table 4 — Summary Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
	(in millions)
Net interest income	$3,663	$4,276	$(613)	$10,676	$12,685	$(2,009)
(Provision) benefit for credit losses	(574)	1,138	(1,712)	(41)	2,264	(2,305)
Net interest income after (provision) benefit for credit losses	3,089	5,414	(2,325)	10,635	14,949	(4,314)
Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(132)	135	(267)	(308)	197	(505)
Gains (losses) on retirement of other debt	(8)	143	(151)	—	136	(136)
Derivative gains (losses)	(617)	(74)	(543)	(4,894)	1,663	(6,557)
Net impairment of available-for-sale securities recognized in earnings	(166)	(126)	(40)	(687)	(213)	(474)
Other gains (losses) on investment securities recognized in earnings	(109)	620	(729)	1,029	(153)	1,182
Other income (loss)	1,796	991	805	7,329	1,139	6,190
Total non-interest income (loss)	764	1,689	(925)	2,469	2,769	(300)
Non-interest expense:
Administrative expenses	(472)	(455)	(17)	(1,393)	(1,331)	(62)
REO operations (expense) income	(103)	79	(182)	(112)	183	(295)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(198)	(150)	(48)	(563)	(366)	(197)
Other expenses	(43)	(51)	8	(199)	(185)	(14)
Total non-interest expense	(816)	(577)	(239)	(2,267)	(1,699)	(568)
Income before income tax (expense) benefit	3,037	6,526	(3,489)	10,837	16,019	(5,182)
Income tax (expense) benefit	(956)	23,960	(24,916)	(3,374)	24,036	(27,410)
Net income	2,081	30,486	(28,405)	7,463	40,055	(32,592)
Other comprehensive income (loss), net of taxes and reclassification adjustments	705	(49)	754	1,712	1,710	2
Comprehensive income	$2,786	$30,437	$(27,651)	$9,175	$41,765	$(32,590)
Net Interest Income
The table below presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

14	Freddie Mac

Table 5 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended September 30,
	2014			2013
	Average Balance(1)	Interest Income (Expense)	Average Rate	Average Balance(1)	Interest Income (Expense)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$9,842	$1	0.04%	$32,549	$1	0.02%
Federal funds sold and securities purchased under agreements to resell	43,205	7	0.06	38,249	6	0.05
Mortgage-related securities:
Mortgage-related securities(2)	252,205	2,465	3.91	317,824	3,184	4.01
Extinguishment of PCs held by Freddie Mac	(110,511)	(1,043)	(3.78)	(137,329)	(1,323)	(3.85)
Total mortgage-related securities, net	141,694	1,422	4.01	180,495	1,861	4.12
Non-mortgage-related securities(2)	11,668	1	0.02	23,715	10	0.18
Mortgage loans held by consolidated trusts(3)	1,539,913	14,148	3.68	1,516,255	14,197	3.75
Unsecuritized mortgage loans(3)	167,683	1,643	3.92	199,385	1,872	3.76
Total interest-earning assets	$1,914,005	$17,222	3.60	$1,990,648	$17,947	3.61
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,558,023	$(12,845)	(3.30)	$1,536,566	$(12,846)	(3.34)
Extinguishment of PCs held by Freddie Mac	(110,511)	1,043	3.78	(137,329)	1,323	3.85
Total debt securities of consolidated trusts held by third parties	1,447,512	(11,802)	(3.26)	1,399,237	(11,523)	(3.29)
Other debt:
Short-term debt	116,624	(35)	(0.12)	139,675	(45)	(0.13)
Long-term debt(4)	326,610	(1,647)	(2.01)	386,354	(1,996)	(2.07)
Total other debt	443,234	(1,682)	(1.52)	526,029	(2,041)	(1.55)
Total interest-bearing liabilities	1,890,746	(13,484)	(2.84)	1,925,266	(13,564)	(2.82)
Expense related to derivatives(5)	—	(75)	(0.02)	—	(107)	(0.02)
Impact of net non-interest-bearing funding	23,259	—	0.03	65,382	—	0.09
Total funding of interest-earning assets	$1,914,005	$(13,559)	(2.83)	$1,990,648	$(13,671)	(2.75)
Net interest income/yield		$3,663	0.77		$4,276	0.86

	Nine Months Ended September 30,
	2014			2013
	Average Balance(1)	Interest Income (Expense)	Average Rate	Average Balance(1)	Interest Income (Expense)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$14,188	$2	0.02%	$32,484	$11	0.05%
Federal funds sold and securities purchased under agreements to resell	41,645	17	0.06	37,723	26	0.09
Mortgage-related securities:
Mortgage-related securities(2)	260,172	7,629	3.91	320,768	9,844	4.09
Extinguishment of PCs held by Freddie Mac	(112,553)	(3,177)	(3.76)	(127,730)	(3,829)	(4.00)
Total mortgage-related securities, net	147,619	4,452	4.02	193,038	6,015	4.15
Non-mortgage-related securities(2)	9,952	5	0.06	21,671	32	0.20
Mortgage loans held by consolidated trusts(3)	1,535,099	42,881	3.72	1,506,345	42,798	3.79
Unsecuritized mortgage loans(3)	172,311	4,965	3.84	209,653	5,898	3.75
Total interest-earning assets	$1,920,814	$52,322	3.63	$2,000,914	$54,780	3.65
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,551,918	$(39,327)	(3.38)	$1,528,800	$(39,091)	(3.41)
Extinguishment of PCs held by Freddie Mac	(112,553)	3,177	3.76	(127,730)	3,829	4.00
Total debt securities of consolidated trusts held by third parties	1,439,365	(36,150)	(3.35)	1,401,070	(35,262)	(3.36)
Other debt:
Short-term debt	117,795	(110)	(0.12)	129,762	(134)	(0.14)
Long-term debt(4)	335,934	(5,156)	(2.05)	399,337	(6,339)	(2.12)
Total other debt	453,729	(5,266)	(1.55)	529,099	(6,473)	(1.63)
Total interest-bearing liabilities	1,893,094	(41,416)	(2.91)	1,930,169	(41,735)	(2.88)
Expense related to derivatives(5)	—	(230)	(0.02)	—	(360)	(0.02)
Impact of net non-interest-bearing funding	27,720	—	0.04	70,745	—	0.10
Total funding of interest-earning assets	$1,920,814	$(41,646)	(2.89)	$2,000,914	$(42,095)	(2.80)
Net interest income/yield		$10,676	0.74		$12,685	0.85

(1)	We calculate average balances based on amortized cost.

(2)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings where we expect significant increases in cash flows from the impaired securities.

(3)	Mortgage loans on non-accrual status, where interest income is generally recognized when collected, are included in average balances.

(4)	Includes current portion of long-term debt.

(5)
Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the interest expense associated with the hedged forecasted issuance of debt affects earnings.

15	Freddie Mac

Net interest income decreased by $613 million and $2.0 billion for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The decreases in net interest income were primarily due to the negative impact of the reduction in the balance of mortgage-related assets in our mortgage-related investments portfolio due to continued liquidations. Beginning in April 2012, net interest income includes the legislated 10 basis point increase in guarantee fees, which is remitted to Treasury as part of the Temporary Payroll Tax Cut Continuation Act of 2011.
The percentage of our net interest income from guarantee fees has increased in recent periods. We estimate that approximately one-third of our net interest income for the nine months ended September 30, 2014 was derived from guarantee fees. As our mortgage-related investments portfolio continues to decline, we expect that guarantee fees will account for an increasing portion of our net interest income.
During the three months ended September 30, 2014, we had sufficient access to the debt markets. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”
(Provision) Benefit for Credit Losses
We maintain loan loss reserves at levels we believe are appropriate to absorb probable incurred losses on mortgage loans held-for-investment and loans underlying our financial guarantees. Our loan loss reserves are increased through the provision for credit losses and are reduced by a benefit for credit losses and by net charge-offs. The provision for credit losses primarily reflects our estimate of incurred losses for newly impaired loans as well as changes in our estimates of incurred losses for previously impaired loans. Assuming that all other factors remain the same, home price growth may reduce the likelihood that loans will default and may also reduce the amount of credit losses on the loans that do default.
Our (provision) benefit for credit losses was $(0.6) billion in the third quarter of 2014 compared to $1.1 billion in the third quarter of 2013, and was $(41) million in the nine months ended September 30, 2014 compared to $2.3 billion in the nine months ended September 30, 2013. The provision for credit losses in the three months ended September 30, 2014 reflects an increase in our loan loss reserve for newly impaired loans combined with a slight increase in our estimate of incurred losses on previously impaired loans attributed to declines in home prices in certain areas. The provision for credit losses in the nine months ended September 30, 2014 reflects an increase in our loan loss reserve for newly impaired loans that was partially offset by slight improvements in our estimate of incurred losses on previously impaired loans primarily due to the positive effect of an increase in home prices. The benefit for credit losses in the 2013 periods reflects: (a) declines in the volume of newly delinquent single-family loans; (b) lower estimates of incurred loss due to the positive effect of an increase in national home prices; and (c) $0.9 billion related to counterparty settlement agreements in the third quarter of 2013.
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
During the nine months ended September 30, 2014, our charge-offs, net of recoveries for single-family loans, were significantly lower than those recorded in the nine months ended September 30, 2013 primarily due to lower volumes of foreclosures and foreclosure alternatives. Our single-family recoveries in the nine months ended September 30, 2014 and 2013 included approximately $0.5 billion and $1.6 billion, respectively, related to repurchase requests made to our seller/servicers (including $0.3 billion and $1.1 billion, respectively, with respect to settlement agreements related to repurchase requests made to certain sellers). During the three months ended September 30, 2014, our charge-offs, net of recoveries for single-family loans, were higher than those recorded in the three months ended September 30, 2013 primarily due to lower recoveries as the third quarter of 2013 included settlement agreements with certain sellers. We continue to experience a high volume of foreclosures and foreclosure alternatives as compared to periods prior to 2008. As a result, we expect our single-family credit losses will continue to remain elevated in the near term even if the volume of new seriously delinquent loans continues to decline.
The total number of single-family seriously delinquent loans declined approximately 19% and 22% during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the UPB of our single-family loans classified as TDRs was $100.1 billion and $97.6 billion, respectively. However, these amounts include $82.2 billion and $78.0 billion, respectively, of single-family TDRs that were no longer seriously delinquent as of these dates. Loans that have been classified as TDRs remain categorized as such throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, seriously delinquent loans, charge-offs, REO assets, our loan loss reserves balance, TDRs, and non-accrual loans.

16	Freddie Mac

Non-Interest Income (Loss)
Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts
During the three months ended September 30, 2014 and 2013, we extinguished debt securities of consolidated trusts with a UPB of $14.8 billion and $15.5 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). Gains (losses) on extinguishment of these debt securities of consolidated trusts were $(132) million and $135 million during the three months ended September 30, 2014 and 2013, respectively.
During the nine months ended September 30, 2014 and 2013, we extinguished debt securities of consolidated trusts with a UPB of $37.6 billion and $39.0 billion, respectively. Gains (losses) on extinguishment of these debt securities of consolidated trusts were $(308) million and $197 million during the nine months ended September 30, 2014 and 2013, respectively.
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
Gains (Losses) on Retirement of Other Debt
Gains (losses) on retirement of other debt were $(8) million and $143 million during the three months ended September 30, 2014 and 2013, respectively. Gains on retirement of other debt were $0 million and $136 million during the nine months ended September 30, 2014 and 2013, respectively.
We recognized gains on the retirement of other debt during the three and nine months ended September 30, 2013 as a result of exercising our call option for other debt held at premiums.
For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities.”
Derivative Gains (Losses)
The table below presents derivative gains (losses) reported in our consolidated statements of comprehensive income. See “NOTE 9: DERIVATIVES — Table 9.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of comprehensive income. At September 30, 2014 and December 31, 2013, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to closed cash flow hedges. Amounts recorded in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.
While derivatives are an important aspect of our strategy to manage interest-rate risk, they could increase the volatility of reported net income because, while fair value changes in derivatives from fluctuations in interest rates, yield curves, and implied volatility affect net income, fair value changes in several of the types of assets and liabilities being economically hedged do not affect net income. Therefore, there can be timing mismatches affecting current period earnings, which may not be reflective of the economics of our business.
Table 6 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Interest-rate swaps	$(184)	$1,112	$(3,505)	$6,408
Option-based derivatives(1)	78	(238)	344	(1,897)
Other derivatives(2)	116	(40)	241	(101)
Accrual of periodic settlements	(627)	(908)	(1,974)	(2,747)
Total	$(617)	$(74)	$(4,894)	$1,663

(1)	Primarily includes purchased call and put swaptions and purchased interest-rate caps and floors.

(2)	Primarily includes futures, foreign-currency swaps, commitments, credit derivatives and swap guarantee derivatives. Our last foreign-currency swaps matured in January 2014.
Gains (losses) on derivatives are principally driven by changes in: (a) interest rates, yield curves, and implied volatility; and (b) the mix and balance of products in our derivative portfolio.
During the three months ended September 30, 2014, we recognized net losses on derivatives of $0.6 billion primarily as a result of the accrual of periodic settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the coupons of the instruments.

17	Freddie Mac

During the nine months ended September 30, 2014, we recognized net losses on derivatives of $4.9 billion primarily as a result of a flattening of the yield curve as shorter-term interest rates increased and longer-term interest rates declined. Also contributing to our net losses on derivatives was the accrual of periodic settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the coupons of the instruments.
During the three months ended September 30, 2013, we recognized a loss on derivatives of $74 million as net fair value gains of $1.1 billion on our interest-rate swap portfolio were more than offset by: (a) a net loss of $908 million related to the accrual of periodic settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the coupons of the instruments; and (b) a fair value loss of $238 million on our option-based derivatives. The net fair value gains on our interest-rate swap portfolio were primarily driven by time decay, as we continued to pay periodic settlements to counterparties as our interest-rate swaps moved closer to maturity.
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
Investment Securities-Related Activities
Impairments of Available-For-Sale Securities
We recorded net impairments of available-for-sale securities recognized in earnings, which were related to non-agency mortgage-related securities, of $166 million and $687 million during the three and nine months ended September 30, 2014, respectively, compared to $126 million and $213 million during the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2014, these impairments were primarily driven by an increase in the population of available-for-sale securities in an unrealized loss position that we intend to sell. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” as well as “NOTE 7: INVESTMENTS IN SECURITIES” and "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers" for additional information.
Other Gains (Losses) on Investment Securities Recognized in Earnings
Other gains (losses) on investment securities recognized in earnings consists of gains (losses) on trading securities and gains (losses) on sales of available-for-sale securities. With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of September 30, 2014.
We recognized gains (losses) on trading securities of $(216) million and $(183) million during the three and nine months ended September 30, 2014, respectively, compared to $(207) million and $(1.3) billion during the three and nine months ended September 30, 2013, respectively. The losses on trading securities during the three months ended September 30, 2014 and 2013 were primarily due to the movement of securities with unrealized gains towards maturity. The losses on trading securities during the nine months ended September 30, 2014 and 2013 were primarily due to the movement of securities with unrealized gains towards maturity, partially offset during the nine months ended September 30, 2014 by the effect of the decline in longer-term interest rates.
We recognized gains on sales of available-for-sale securities of $107 million and $1.2 billion during the three and nine months ended September 30, 2014, respectively, compared to gains on sales of available-for-sale securities of $827 million and $1.2 billion during the three and nine months ended September 30, 2013, respectively. The gains during the three and nine months ended September 30, 2014 primarily resulted from sales related to our structuring activity.
Other Income (Loss)
The table below summarizes the significant components of other income (loss).

18	Freddie Mac

Table 7 — Other Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements	$1,187	$549	$6,084	$660
Gains (losses) on mortgage loans	168	114	383	(440)
Recoveries on loans impaired upon purchase(1)	53	64	162	213
Guarantee-related income, net(2)	40	120	184	279
All other	348	144	516	427
Total other income (loss)	$1,796	$991	$7,329	$1,139

(1)	Principally relates to impaired loans purchased prior to 2010. Consequently, our recoveries on these loans will generally decline over time.

(2)	Principally relates to securitized multifamily mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.
Non-Agency Mortgage-Related Securities Settlements
Non-agency mortgage-related securities settlements were $1.2 billion and $0.5 billion in the three months ended September 30, 2014 and 2013, respectively, and $6.1 billion and $0.7 billion in the nine months ended September 30, 2014 and 2013, respectively. We had ten settlements in the nine months ended September 30, 2014, while we had four settlements in the nine months ended September 30, 2013. For information on the settlements in the nine months ended September 30, 2014, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
Gains (Losses) on Mortgage Loans
We recognized gains (losses) on mortgage loans of $168 million and $114 million in the three months ended September 30, 2014 and 2013, respectively, and $383 million and $(440) million in the nine months ended September 30, 2014 and 2013, respectively. The improvements in the 2014 periods were mainly due to gains on multifamily mortgage loans, primarily due to favorable changes in interest rates. The majority of these multifamily loans were designated for securitization and elected to be carried at fair value.
During the nine months ended September 30, 2014 and 2013, we sold $12.9 billion and $20.8 billion, respectively, in UPB of multifamily loans primarily through K Certificate transactions. We also sold seriously delinquent single-family loans (with an aggregate UPB of $0.6 billion) in a pilot transaction completed in the third quarter of 2014. These loans had been reclassified from held-for-investment to held-for-sale during the second quarter of 2014 in connection with this pilot transaction. This sale did not have a material effect on our financial results.
All Other
All other income (loss) includes income recognized from transactional fees, fees assessed to our servicers for technology use and late fees or other penalties, changes in fair value of STACR debt notes, and other miscellaneous income. All other income (loss) was $348 million and $516 million in the three and nine months ended September 30, 2014, respectively, compared to $144 million and $427 million in the three and nine months ended September 30, 2013, respectively. The increase in the 2014 periods was primarily due to increased income from the accrual of compensatory fees related to servicers that failed to meet our loan foreclosure timelines. On October 20, 2014, FHFA announced that FHFA, Freddie Mac and Fannie Mae reached an agreement in principle on modifying compensatory fees and foreclosure timelines, the details of which will be announced in the near future. These changes may result in lower compensatory fees in the future. In addition, we have elected to carry STACR debt notes at fair value, and recorded gains in fair value during the three months ended September 30, 2014 due to a decline in market prices for these notes (which reduced the fair value of our liability) compared to losses in the three months ended September 30, 2013.
Non-Interest Expense
The table below summarizes the components of non-interest expense.

19	Freddie Mac

Table 8 — Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Administrative expenses:
Salaries and employee benefits	$231	$207	$687	$626
Professional services	128	144	392	387
Occupancy expense	16	14	43	41
Other administrative expense	97	90	271	277
Total administrative expenses	472	455	1,393	1,331
REO operations expense (income)	103	(79)	112	(183)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	198	150	563	366
Other expenses(1)	43	51	199	185
Total non-interest expense	$816	$577	$2,267	$1,699

(1)	Includes HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses.
Administrative Expenses
Our administrative expenses increased during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to increases in salaries and employee benefits expense mainly due to expenses associated with our retirement plans.
REO Operations (Income) Expense
The table below presents the components of our REO operations (income) expense.
Table 9 — REO Operations (Income) Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
REO operations (income) expense:
Single-family:
REO property expenses(1)	$183	$238	$660	$721
Disposition (gains) losses, net(2)	(127)	(200)	(408)	(595)
Change in holding period allowance, dispositions	(6)	(3)	(37)	(27)
Change in holding period allowance, inventory(3)	111	(5)	110	12
Recoveries(4)	(52)	(97)	(205)	(279)
Total single-family REO operations (income) expense	109	(67)	120	(168)
Multifamily REO operations (income) expense	(6)	(12)	(8)	(15)
Total REO operations (income) expense	$103	$(79)	$112	$(183)

(1)	Consists of costs incurred to maintain or protect a property after it is acquired in a foreclosure transfer, such as legal fees, insurance, taxes, and cleaning and other maintenance charges.

(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer.

(3)	Represents the (increase) decrease in the estimated fair value of properties that were in inventory during the period.

(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.
REO operations (income) expense was $103 million in the third quarter of 2014, compared to $(79) million in the third quarter of 2013 and was $112 million in the nine months ended September 30, 2014 compared to $(183) million in the nine months ended September 30, 2013. The change from REO operations income in the 2013 periods to REO operations expense in the 2014 periods was primarily due to: (a) an increase in holding period allowance for properties in REO inventory; and (b) lower gains on the disposition of REO properties. For more information on our REO activity, see “Segment Earnings — Segment Earnings — Results — Single-Family Guarantee,” “CONSOLIDATED BALANCE SHEETS ANALYSIS — REO, Net,” and “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — REO Assets.”
Temporary Payroll Tax Cut Continuation Act of 2011 Expense
Pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, we increased the guarantee fee on single-family residential mortgages sold to us by 10 basis points in April 2012. We pay these fees to Treasury on a quarterly basis and refer to this fee increase as the legislated 10 basis point increase in guarantee fees.
Expenses related to the legislated 10 basis point increase in guarantee fees were $198 million and $150 million during the three months ended September 30, 2014 and 2013, respectively, and $563 million and $366 million during the nine months

20	Freddie Mac

ended September 30, 2014 and 2013, respectively. As of September 30, 2014, loans with an aggregate UPB of $820.3 billion were subject to these fees, and the cumulative total of the amounts paid and due to Treasury for these fees was $1.2 billion. We expect these fees to continue to increase in the future as we add new business and increase the UPB of loans subject to these fees.
Income Tax (Expense) Benefit
We reported an income tax (expense) benefit of $(1.0) billion and $24.0 billion for the three months ended September 30, 2014 and 2013, respectively, and $(3.4) billion and $24.0 billion for the nine months ended September 30, 2014 and 2013, respectively. The change to income tax expense in the 2014 periods from income tax benefit in the 2013 periods results from the release of the valuation allowance in the third quarter of 2013. For 2014, we expect that our effective tax rate will be marginally below the corporate statutory rate, which is currently 35%. See “NOTE 12: INCOME TAXES” for additional information.
Comprehensive Income
Our comprehensive income was $2.8 billion and $9.2 billion for the three and nine months ended September 30, 2014, respectively, consisting of: (a) $2.1 billion and $7.5 billion of net income, respectively; and (b) $0.7 billion and $1.7 billion of other comprehensive income, respectively. The other comprehensive income in these periods primarily related to fair value gains on our available-for-sale securities resulting from the impact of spread tightening on our non-agency mortgage-related securities and the movement of these securities with unrealized losses towards maturity.
Our comprehensive income was $30.4 billion and $41.8 billion for the three and nine months ended September 30, 2013, respectively, consisting of: (a) $30.5 billion and $40.1 billion of net income, respectively; and (b) $(49) million and $1.7 billion of other comprehensive income (loss), respectively. Other comprehensive income (loss) for the three months ended September 30, 2013 was primarily due to the reversal of unrealized fair value gains in AOCI associated with certain available-for-sale securities sold, partially offset by fair value gains on our single-family non-agency mortgage-related available-for-sale securities. Other comprehensive income for the nine months ended September 30, 2013 was primarily due to fair value gains on our single-family non-agency mortgage-related available-for-sale securities.
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
Our Segment Earnings for the three and nine months ended September 30, 2013 includes a benefit for federal income taxes of $23.9 billion within our All Other category that resulted from the release of our valuation allowance against our net deferred tax assets.

21	Freddie Mac

In the first quarter of 2014, we revised our inter-segment allocations between the Multifamily and the Investments segments for the Multifamily segment's investment securities and held-for-sale loans. With this change, the Multifamily segment reflects the entire change in fair value of these assets in its financial results, and the Investments segment transfers the change in fair value of the derivatives associated with the Multifamily segment's investments securities and held-for-sale loans to the Multifamily segment. The purpose of this change is to better reflect the operations of the Multifamily segment on a stand-alone basis. Prior period results have been revised to conform with the current period presentation.
See “BUSINESS — Our Business Segments” in our 2013 Annual Report for further information regarding our segments, including the descriptions and activities of our segments, and “NOTE 13: SEGMENT REPORTING” in this Form 10-Q and our 2013 Annual Report for further information regarding the reclassifications and allocations used to present Segment Earnings.
The table below provides information about our various segment mortgage and credit risk portfolios at September 30, 2014 and December 31, 2013. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”
Table 10 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios(1)

	September 30, 2014	December 31, 2013
	(in millions)
Segment mortgage portfolios:
Single-family Guarantee — Managed loan portfolio:(2)
Single-family unsecuritized seriously delinquent mortgage loans	$30,161	$37,726
Single-family Freddie Mac mortgage-related securities held by us	159,482	165,247
Single-family Freddie Mac mortgage-related securities held by third parties	1,385,660	1,361,972
Single-family other guarantee commitments(3)	16,871	19,872
Total Single-family Guarantee — Managed loan portfolio	1,592,174	1,584,817
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(4)	82,607	84,411
Freddie Mac mortgage-related securities	159,482	165,247
Non-agency mortgage-related securities	48,278	64,524
Non-Freddie Mac agency mortgage-related securities	15,676	16,889
Total Investments — Mortgage investments portfolio	306,043	331,071
Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage-related securities held by us	2,216	2,787
Multifamily Freddie Mac mortgage-related securities held by third parties	72,997	62,505
Multifamily other guarantee commitments(3)	9,205	9,288
Total Multifamily — Guarantee portfolio	84,418	74,580
Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	25,752	33,056
Multifamily unsecuritized loan portfolio	51,654	59,171
Total Multifamily — Mortgage investments portfolio	77,406	92,227
Total Multifamily portfolio	161,824	166,807
Less: Freddie Mac single-family and certain multifamily securities(5)	(161,698)	(168,034)
Total mortgage portfolio	$1,898,343	$1,914,661
Credit risk portfolios:(6)
Single-family credit guarantee portfolio:(2)
Single-family mortgage loans, on-balance sheet	$1,639,790	$1,630,859
Non-consolidated Freddie Mac mortgage-related securities	6,429	6,961
Other guarantee commitments(3)	16,871	19,872
Less: HFA initiative-related guarantees(7)	(3,466)	(4,051)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates(7)	(457)	(541)
Total single-family credit guarantee portfolio	$1,659,167	$1,653,100
Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet(8)	$52,179	$59,615
Non-consolidated Freddie Mac mortgage-related securities	74,688	64,848
Other guarantee commitments(3)	9,205	9,288
Less: HFA initiative-related guarantees(7)	(827)	(905)
Total multifamily mortgage portfolio	$135,245	$132,846

(1)	Amounts represent UPB.

22	Freddie Mac

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
Segment Earnings — Results
Single-Family Guarantee
The table below presents the Segment Earnings of our Single-family Guarantee segment.
Table 11 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Segment Earnings:
Net interest income (expense)(2)	$19	$203	$(27)	$300
(Provision) benefit for credit losses	(818)	885	(742)	1,474
Non-interest income:
Management and guarantee income	1,341	1,230	3,764	3,771
Other non-interest income	422	246	450	695
Total non-interest income	1,763	1,476	4,214	4,466
Non-interest expense:
Administrative expenses	(302)	(263)	(855)	(756)
REO operations (expense) income	(109)	67	(120)	168
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(198)	(150)	(563)	(366)
Other non-interest expense	(40)	(45)	(159)	(139)
Total non-interest expense	(649)	(391)	(1,697)	(1,093)
Segment adjustments(3)	(75)	(154)	(233)	(596)
Segment Earnings before income tax expense	240	2,019	1,515	4,551
Income tax expense	(44)	—	(438)	(5)
Segment Earnings, net of taxes	196	2,019	1,077	4,546
Total other comprehensive income, net of taxes	(1)	2	(1)	14
Total comprehensive income	$195	$2,021	$1,076	$4,560
Key metrics:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,653	$1,648	$1,652	$1,642
Issuance — Single-family credit guarantees(4)	$78	$101	$189	$370
Fixed-rate products — Percentage of purchases(5)	94%	95%	94%	96%
Liquidation rate — Single-family credit guarantees (annualized)(6)	17%	26%	15%	31%
Average Management and Guarantee Rate (in bps, annualized)(7)
Segment Earnings management and guarantee income(8)	32.4	29.8	30.4	30.6
Guarantee fee charged on new acquisitions(9)	57.2	53.2	57.4	50.8
Credit:
Serious delinquency rate, at end of period	1.96%	2.58%	1.96%	2.58%
REO inventory, at end of period (number of properties)	29,344	47,119	29,344	47,119
Single-family credit losses, in bps (annualized)(10)	24.6	13.5	22.7	35.2
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(11)	$9,855	$9,922	$9,855	$9,922
30-year fixed mortgage rate(12)	4.2%	4.3%	4.2%	4.3%

23	Freddie Mac

(1)
For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 13: SEGMENT REPORTING — Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”

(2)	Includes interest expense associated with our STACR debt notes that we began issuing in July 2013.

(3)	For a description of our segment adjustments, see “NOTE 13: SEGMENT REPORTING — Segment Earnings” in our 2013 Annual Report.

(4)
Represents the UPB of loans underlying Freddie Mac mortgage-related securities and other guarantee commitments. Includes conversions of previously issued other guarantee commitments into Freddie Mac mortgage-related securities.

(5)	Excludes Other Guarantee Transactions.

(6)
Represents principal repayments relating to loans underlying Freddie Mac mortgage-related securities and other guarantee commitments, including those related to our removal of seriously delinquent and modified mortgage loans and balloon/reset mortgage loans from PC pools. Also includes terminations of other guarantee commitments.

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

(11)	Source: Federal Reserve Financial Accounts of the United States of America dated September 18, 2014. The outstanding amount for September 30, 2014 reflects the balance as of June 30, 2014.

(12)
Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the period, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to financing on conforming mortgages with LTV ratios of 80%.

Segment Earnings for our Single-family Guarantee segment declined to $0.2 billion and $1.1 billion in the three and nine months ended September 30, 2014, respectively, from $2.0 billion and $4.5 billion in the three and nine months ended September 30, 2013, respectively. The declines in the 2014 periods were primarily due to: (a) a provision for credit losses in the 2014 periods, compared to a benefit for credit losses in the 2013 periods; (b) lower net interest income in the 2014 periods; and (c) REO operations expense in the 2014 periods compared to REO operations income in the 2013 periods.
Segment Earnings for the Single-family Guarantee segment is largely driven by management and guarantee fee income and the (provision) benefit for credit losses. The table below provides summary information about the composition of Segment Earnings for this segment, by guarantee and loan origination years, for the nine months ended September 30, 2014 and 2013.

24	Freddie Mac

Table 12 — Segment Earnings Composition — Single-Family Guarantee Segment

	Nine Months Ended September 30, 2014
	Segment Earnings Management and Guarantee Income(1)		Credit-Related (Expense) Benefit (2)(3)
	Amount	Average Rate(4)	Amount	Average Rate(4)	Net Amount(5)
	(dollars in millions, rates in bps)
Year of origination:(6)
New single-family book	$2,302	33.0	$51	0.7	$2,353
HARP and other relief refinance loans	892	34.9	(309)	(11.7)	583
2005-2008 Legacy single-family book	396	20.4	(838)	(45.8)	(442)
Pre-2005 Legacy single-family book	174	18.9	234	22.3	408
Total	$3,764	30.4	$(862)	(6.9)	$2,902

Administrative expenses					(855)
Net interest income					(27)
Other non-interest income (expenses), net					(943)
Segment Earnings, net of taxes					$1,077

	Nine Months Ended September 30, 2013
	Segment Earnings Management and Guarantee Income(1)		Credit-Related (Expense) Benefit (2)(3)
	Amount	Average Rate(4)	Amount	Average Rate(4)	Net Amount(5)
	(dollars in millions, rates in bps)
Year of origination:(6)
New single-family book	$2,089	34.2	$7	0.1	$2,096
HARP and other relief refinance loans	787	33.3	(353)	(14.1)	434
2005-2008 Legacy single-family book	618	23.7	1,602	68.6	2,220
Pre-2005 Legacy single-family book	277	22.3	386	28.7	663
Total	$3,771	30.6	$1,642	13.2	$5,413

Administrative expenses					(756)
Net interest income					300
Other non-interest income (expenses), net					(411)
Segment Earnings, net of taxes					$4,546

(1)
For the entire single-family credit guarantee portfolio, consists of: (a) the contractual management and guarantee fee; and (b) amortization of delivery and other upfront fees (using the original contractual maturity date of the related loans) of $1.4 billion and $1.8 billion for the nine months ended September 30, 2014 and 2013, respectively. Prior period information has been revised to conform with the current period presentation. See endnote (6) for further information.

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

(6)
Segment Earnings management and guarantee income is presented by year of guarantee origination (except for HARP and other relief refinance loans), whereas credit-related (expense) benefit is presented based on year of loan origination. HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (i.e., in the New single-family book, as such refinancings occurred from 2009 to 2014). All other refinance loans are presented in the year that the refinancing occurred. Prior period information has been revised to conform with the current period presentation.

We continue to maintain a consistent market presence by providing lenders with a constant source of liquidity for conforming mortgage products. Issuances of our guarantees were $78 billion and $189 billion in the three and nine months ended September 30, 2014, respectively, compared to $101 billion and $370 billion in the three and nine months ended September 30, 2013, respectively. During the nine months ended September 30, 2014, refinancings comprised approximately 46% of our single-family purchase and issuance volume, compared with 76% in the nine months ended September 30, 2013.

25	Freddie Mac

Origination volumes in the U.S. residential mortgage market declined significantly during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, driven by a significant decline in the volume of refinance mortgages. We attribute this decline to higher average mortgage interest rates in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Many borrowers have already refinanced their loans in recent years at relatively low interest rates, and thus may be less likely to do so in the future.
The UPB of the single-family credit guarantee portfolio was $1.7 trillion at both September 30, 2014 and December 31, 2013. We expect the UPB of our single-family credit guarantee portfolio will be relatively unchanged at the end of 2014 compared to the end of 2013. Our purchase activity in the nine months ended September 30, 2014 declined to $184.3 billion in UPB compared to $359.6 billion in UPB during the nine months ended September 30, 2013. The annualized liquidation rate on our single-family credit guarantees also declined to approximately 15% in the nine months ended September 30, 2014 compared to 31% in the nine months ended September 30, 2013. We expect the reduced purchase volume to continue in the fourth quarter of 2014. However, the expected decline in purchase volume is expected to be offset by a decline in prepayments.
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
Our New single-family book continues to represent an increasing share of our overall single-family credit guarantee portfolio and comprised 58% of this portfolio as of September 30, 2014. The New single-family book has low delinquency rates and credit losses compared to our 2005-2008 Legacy single-family book. The serious delinquency rate for the New single-family book was 0.23% as of September 30, 2014 and its credit losses were $69 million in the nine months ended September 30, 2014, representing 2% of our total credit losses. As of September 30, 2014, loans originated after 2008 have, on a cumulative basis, provided management and guarantee income that has exceeded the credit-related and administrative expenses associated with these loans. We expect these loans to continue to provide management and guarantee income that exceeds credit-related and administrative expenses over the long term, in aggregate. For more information on the composition of our single-family credit guarantee portfolio, see "Table 26 — Single-Family Credit Guarantee Portfolio Data by Year of Origination."
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
Segment Earnings management and guarantee income was $1.3 billion and $3.8 billion in the three and nine months ended September 30, 2014, respectively, compared to $1.2 billion and $3.8 billion in the three and nine months ended September 30, 2013, respectively. The slight increase in the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to an increase in the portion of loans in the single-family credit guarantee portfolio that were acquired in recent years, which have higher contractual management and guarantee fees. For the nine months ended September 30, 2014, a decline in the amortization of delivery and other upfront fees was largely offset by an increase in contractual management and guarantee fees.
The average management and guarantee fee we charged for new acquisitions in the nine months ended September 30, 2014 was 57.4 basis points, compared to 50.8 basis points in the nine months ended September 30, 2013. The higher average contractual guarantee fees charged on new acquisitions in the first nine months of 2014 was primarily due to a change in the characteristics of the mortgages we purchased in the period, including loans with higher LTV ratios and borrowers with lower average credit scores, than in the first nine months of 2013. The guarantee fee we charge on new acquisitions generally consists of a combination of delivery fees and a base monthly fee. The average guarantee fee charged on new acquisitions is higher than the average Segment Earnings management and guarantee income rate because it represents our expected guarantee fee rate based on the estimated life of the related loans using certain assumptions for prepayments and other liquidations, whereas the Segment Earnings rate is based on the contractual life of the guarantee. We seek to issue guarantees with fee terms that we believe are commensurate with the risks assumed and that will, over the long-term: (a) provide management and guarantee fee income that, in aggregate, exceeds our anticipated credit-related and administrative expenses on the single-family credit guarantee portfolio; and (b) provide a return on the capital that would be needed to support the related credit risk.
Our Segment Earnings management and guarantee fee income is influenced by our PC price performance because we adjust our fees based on the relative price performance of our PCs compared to comparable Fannie Mae securities. A decline in security performance could adversely impact our segment financial results. See “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be

26	Freddie Mac

adversely affected by a significant decrease in demand for K Certificates” in our 2013 Annual Report for additional information.
The 2014 Conservatorship Scorecard includes a goal for us to complete credit risk transfer transactions for $90 billion in UPB using at least one transaction type in addition to STACR debt note transactions. We executed seven transactions during the first nine months of 2014 that shift a portion of the mezzanine credit loss position on certain groups of loans in our New single-family book from us to private investors. The transactions consisted of: (a) five STACR debt note transactions; and (b) two ACIS transactions using third-party insurance. After completing these transactions, we believe we have met this Scorecard goal. We will continue to seek to expand and refine our offerings of credit risk transfer transactions in the future. For more information, see "BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Credit Enhancements" in our 2013 Annual Report and "RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk — Credit Enhancements."
Segment Earnings (provision) benefit for credit losses for the Single-family Guarantee segment was $(0.8) billion and $(0.7) billion in the three and nine months ended September 30, 2014, respectively, compared to $0.9 billion and $1.5 billion in the three and nine months ended September 30, 2013, respectively. The provision for credit losses in the three months ended September 30, 2014 reflects an increase in our loan loss reserve for newly impaired loans combined with a slight increase in our estimate of incurred losses on previously impaired loans attributed to declines in home prices in certain areas. The provision for credit losses in the nine months ended September 30, 2014 reflects an increase in our loan loss reserve for newly impaired loans that was partially offset by slight improvements in our estimate of incurred losses on previously impaired loans primarily due to the positive effect of an increase in home prices. The benefit for credit losses in the 2013 periods reflects: (a) declines in the volume of newly delinquent single-family loans; (b) lower estimates of incurred loss due to the positive effect of an increase in national home prices; and (c) $0.9 billion related to counterparty settlement agreements in the third quarter of 2013. Assuming that all other factors remain the same, an increase in home prices may reduce the likelihood that loans will default and may also reduce the amount of credit losses on the loans that do default.
Segment Earnings other non-interest income was $422 million and $450 million in the three and nine months ended September 30, 2014, respectively, compared to $246 million and $695 million in the three and nine months ended September 30, 2013, respectively. Other non-interest income includes resecuritization fees, compensatory fees related to servicers that failed to meet foreclosure timelines and gains or losses related to certain assets that are carried at fair value. The 2014 periods benefited from increased fee income from the accrual of compensatory fees related to servicers that failed to meet our loan foreclosure timelines. The decrease for the nine months ended September 30, 2014 compared to the same period in 2013 was due, in part, to fair value losses on mortgage loans recognized upon our reclassification of the loans from held-for-investment to held-for-sale in the second quarter of 2014.
The serious delinquency rate on our single-family credit guarantee portfolio was 1.96% and 2.39% at September 30, 2014 and December 31, 2013, respectively. In the nine months ended September 30, 2014 our serious delinquency rate continued the decline that began in 2010, primarily due to lower volumes of single-family loans becoming seriously delinquent and continued loss mitigation and foreclosure activities for loans in the Legacy single-family books. In April 2014, we received FHFA's approval for a pilot transaction to sell certain seriously delinquent unsecuritized single-family loans. We completed the sale of these loans (with an aggregate UPB of $0.6 billion) in the third quarter of 2014. This sale did not have a material effect on our financial results. We may pursue additional sales in the future, subject to FHFA approval, which would further reduce our serious delinquency rate.
Charge-offs, net of recoveries, associated with single-family loans were $2.7 billion and $4.6 billion in the nine months ended September 30, 2014 and 2013, respectively. Our recoveries in the nine months ended September 30, 2014 and 2013 included approximately $0.5 billion and $1.6 billion, respectively, related to repurchase requests made to our seller/servicers (including amounts related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments). Single-family credit losses as a percentage of the average balance of the single-family credit guarantee portfolio and HFA initiative-related guarantees were 22.7 basis points and 35.2 basis points for the nine months ended September 30, 2014 and 2013, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” for further information on our single-family credit guarantee portfolio, including credit performance, serious delinquency rates, charge-offs, REO assets and non-accrual loans.
REO operations income (expense) for the Single-family Guarantee segment was $(109) million and $67 million in the third quarter of 2014 and 2013, respectively, and $(120) million and $168 million in the nine months ended September 30, 2014 and 2013, respectively. The change from REO operations income in the 2013 periods to REO operations expense in the 2014 periods was primarily due to: (a) an increase in holding period allowance for properties in REO inventory; and (b) lower gains on the disposition of REO properties.
Our single-family REO inventory (measured in number of properties) declined 38% from December 31, 2013 to September 30, 2014, primarily due to property dispositions exceeding acquisitions. Our REO acquisition activity has declined in recent periods as a result of: (a) our loss mitigation efforts; (b) a larger proportion of property sales to third parties at foreclosure; and (c) a declining number of new seriously delinquent loans. Although there was an improvement in REO

27	Freddie Mac

disposition severity during the first nine months of 2014, the REO disposition severity ratios on sales of our REO inventory remain high as compared to periods before 2008. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — REO Assets” for additional information about our REO activity.
Expenses related to the legislated 10 basis point increase in guarantee fees were $563 million and $366 million during the nine months ended September 30, 2014 and 2013, respectively, and we recognized a similar amount of associated management and guarantee income in each period. As of September 30, 2014, loans with an aggregate UPB of $820.3 billion were subject to these fees, and the cumulative total of the amounts paid and due to Treasury was $1.2 billion.
Segment Earnings income tax expense for the Single-family Guarantee segment was $438 million and $5 million for the nine months ended September 30, 2014 and 2013, respectively. The increased income tax expense in 2014 results from the release of the valuation allowance in the second half of 2013.
Investments
The table below presents the Segment Earnings of our Investments segment.
Table 13 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Segment Earnings:
Net interest income	$762	$883	$2,324	$2,752
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	37	16	(95)	73
Derivative gains (losses)	(133)	1,624	(2,745)	3,235
Gains (losses) on trading securities	(202)	(184)	(243)	(1,213)
Other non-interest income	1,594	1,503	8,004	3,214
Total non-interest income (loss)	1,296	2,959	4,921	5,309
Non-interest expense:
Administrative expenses	(104)	(133)	(339)	(377)
Other non-interest expense	—	—	(6)	(1)
Total non-interest expense	(104)	(133)	(345)	(378)
Segment adjustments(2)	168	269	468	854
Segment Earnings before income tax (expense) benefit	2,122	3,978	7,368	8,537
Income tax (expense) benefit	(682)	(76)	(2,308)	514
Segment Earnings, net of taxes	1,440	3,902	5,060	9,051
Total other comprehensive income, net of taxes	819	433	1,893	2,965
Comprehensive income	$2,259	$4,335	$6,953	$12,016
Key metrics:
Portfolio balances:
Average balances of interest-earning assets:(3)
Mortgage-related securities(4)	$232,767	$283,478	$238,629	$282,009
Non-mortgage-related investments(5)	61,450	94,150	63,162	91,756
Single-family unsecuritized loans(6)	83,481	88,444	83,446	89,963
Total average balances of interest-earning assets	$377,698	$466,072	$385,237	$463,728
Return:
Net interest yield — Segment Earnings basis (annualized)	0.81%	0.76%	0.80%	0.79%

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
Comprehensive income for our Investments segment decreased to $2.3 billion and $7.0 billion in the three and nine months ended September 30, 2014, respectively, from $4.3 billion and $12.0 billion in the three and nine months ended September 30, 2013, respectively. The drivers of comprehensive income primarily consist of: (a) net interest income generated

28	Freddie Mac

on our investments; (b) settlement income associated with our investments in non-agency mortgage-related securities; (c) derivative- and investments-related fair value gains and losses; (d) amortization income related to the sale of our PCs; and (e) income taxes.
Segment Earnings for our Investments segment decreased to $1.4 billion and $5.1 billion in the three and nine months ended September 30, 2014, respectively, from $3.9 billion and $9.1 billion in the three and nine months ended September 30, 2013, respectively. The decrease in Segment Earnings during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to derivative losses recorded during 2014 compared to derivative gains recorded during 2013 and tax expense in 2014 which resulted from the release of the valuation allowance related to deferred tax assets in the second half of 2013, partially offset by increases in other non-interest income from settlements associated with our investments in certain non-agency mortgage-related securities.
During the three and nine months ended September 30, 2014, the UPB of the Investments segment mortgage investments portfolio decreased at an annualized rate of 2% and 10%, respectively. We held $175.2 billion and $182.1 billion of agency securities, $48.3 billion and $64.5 billion of non-agency mortgage-related securities, and $82.6 billion and $84.4 billion of single-family unsecuritized mortgage loans at September 30, 2014 and December 31, 2013, respectively. The decline in UPB of agency securities is due mainly to liquidations. The decline in UPB of non-agency mortgage-related securities is due mainly to liquidations (e.g. prepayments) and sales. The decline in the UPB of single-family unsecuritized mortgage loans is primarily related to borrower remittances and prepayments of mortgage loans, the securitization of mortgage loans that we had purchased for cash (including the securitization of reperforming loans and modified loans), and sales of seriously delinquent loans. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” and “— Mortgage Loans” for additional information regarding our mortgage-related securities and mortgage loans.
Segment Earnings net interest income was $762 million and $2.3 billion during the three and nine months ended September 30, 2014, respectively, compared to $883 million and $2.8 billion in the three and nine months ended September 30, 2013. The declines in net interest income resulted from continued reduction in the balance of mortgage-related assets.
Segment Earnings non-interest income (loss) was $1.3 billion and $4.9 billion in the three and nine months ended September 30, 2014, respectively, compared to $3.0 billion and $5.3 billion in the three and nine months ended September 30, 2013, respectively. The decline during the three and nine months ended September 30, 2014 was primarily due to derivative losses recorded during the 2014 periods compared to derivative gains recorded during the same periods of 2013. These declines in non-interest income during the 2014 periods were partially offset by income from settlements associated with our investments in certain non-agency mortgage-related securities.
We recorded derivative gains (losses) for this segment of $(133) million and $(2.7) billion during the three and nine months ended September 30, 2014, respectively, compared to $1.6 billion and $3.2 billion during the three and nine months ended September 30, 2013, respectively. The losses were primarily due to a flattening of the yield curve during the three months ended September 30, 2014 and a decrease in longer-term interest rates during the nine months ended September 30, 2014 compared to an increase in longer-term interest rates during the three and nine months ended September 30, 2013. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.
We recorded other non-interest income for this segment of $1.6 billion and $8.0 billion during the three and nine months ended September 30, 2014, respectively, compared to $1.5 billion and $3.2 billion during the three and nine months ended September 30, 2013, respectively. The increases in other non-interest income during the three and nine months ended September 30, 2014 primarily resulted from settlements associated with our investments in certain non-agency mortgage-related securities. For information on the settlement agreements, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
Our Investments segment’s other comprehensive income was $819 million and $1.9 billion during the three and nine months ended September 30, 2014, respectively, compared to $433 million and $3.0 billion during the three and nine months ended September 30, 2013, respectively. The increase in other comprehensive income during the three months ended September 30, 2014 was primarily due to spread tightening on our available-for-sale agency and non-agency mortgage-related securities. The decrease in other comprehensive income during the nine months ended September 30, 2014 was primarily due to lower fair value gains on our non-agency mortgage-related securities as spreads tightened less during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Other comprehensive income in all periods also reflects the reversals of: (a) unrealized losses due to the recognition of other-than-temporary impairments in earnings; and (b) unrealized gains and losses related to available-for-sale securities sold during the respective period.
For a discussion of items that have affected our Investments segment net interest income over time, and can be expected to continue to do so, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” in our 2013 Annual Report.

29	Freddie Mac

Multifamily
The table below presents the Segment Earnings of our Multifamily segment.
Table 14 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Segment Earnings:
Net interest income	$240	$321	$705	$944
Benefit for credit losses	10	28	52	167
Non-interest income:
Management and guarantee income	65	52	186	147
Gains (losses) on mortgage loans	116	114	526	(440)
Derivative gains (losses)	310	(615)	507	1,550
Other non-interest income (loss)	(3)	682	203	791
Total non-interest income	488	233	1,422	2,048
Non-interest expense:
Administrative expenses	(66)	(59)	(199)	(198)
REO operations income	6	12	8	15
Other non-interest expense	(3)	(6)	(16)	(18)
Total non-interest expense	(63)	(53)	(207)	(201)
Segment Earnings before income tax expense	675	529	1,972	2,958
Income tax (expense) benefit	(230)	110	(633)	(398)
Segment Earnings, net of taxes	445	639	1,339	2,560
Total other comprehensive loss, net of taxes	(113)	(484)	(180)	(1,269)
Total comprehensive income	$332	$155	$1,159	$1,291
Key metrics:
New Business Activity:
Multifamily new business activity	$6,947	$5,266	$14,062	$18,800
Multifamily units financed from new business activity	100,555	72,716	213,909	257,714
Securitization Activity:(2)
Multifamily securitization transactions — guaranteed portion	$3,869	$5,313	$11,047	$17,474
Multifamily securitization transactions — unguaranteed portion(3)	$623	$1,041	$1,846	$3,233
Average subordination, at issuance	13.9%	16.4%	14.3%	15.6%
K Certificate guarantees:
Average guarantee fee rate, in bps (annualized)(4)	21.5	19.3	20.8	19.4
Average K Certificate guaranteed UPB	$67,885	$52,458	$64,938	$46,180
Credit:
Multifamily mortgage portfolio delinquency rate (at period end):
K Certificates	0.02%	0.01%	0.02%	0.07%
All other	0.04%	0.08%	0.04%	0.11%
Total	0.03%	0.05%	0.03%	0.05%
REO inventory, at period end (number of properties)	—	1	—	1

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

(2)	Consists of K Certificate transactions.

(3)	Represents subordinated securities (i.e., CMBS), which are not issued or guaranteed by us.

(4)	Represents Multifamily Segment Earnings — management and guarantee income associated with K Certificates, divided by the sum of the average UPB of the outstanding K Certificates.
Comprehensive income for our Multifamily segment was $0.3 billion and $1.2 billion for the three and nine months ended September 30, 2014, respectively, compared to $0.2 billion and $1.3 billion for the three and nine months ended September 30, 2013. Comprehensive income in the segment is comprised of Segment Earnings and other comprehensive income or loss. Total other comprehensive loss recognized in the 2014 periods for our Multifamily segment was primarily due to increasing interest rates.

30	Freddie Mac

Segment Earnings for our Multifamily segment were $0.4 billion and $1.3 billion in the three and nine months ended September 30, 2014, respectively, compared to $0.6 billion and $2.6 billion in the three and nine months ended September 30, 2013, respectively. The decline in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to: (a) lower gains on sale of available-for-sale securities; (b) lower gains on derivatives related to the available-for-sale securities we held; and (c) lower net interest income.
In the first nine months of 2014, we continued to provide liquidity to the multifamily market and support affordable rental housing by acquiring and securitizing multifamily mortgages. The 2014 Conservatorship Scorecard provides for us to maintain the dollar volume of new multifamily business activity for 2014 at or below the 2013 cap of $25.9 billion, excluding affordable housing loans, loans for smaller multifamily properties, and loans for manufactured housing rental communities. Additionally, the 2014 Conservatorship Scorecard set a goal for us to assess the economics and feasibility of adopting additional types of risk transfer structures and of increasing the amount of risk transferred in current risk transfer structures (i.e., K Certificate transactions). For this purpose, risk is broadly defined to include, but is not limited to, credit, counterparty or aggregation risk. Our multifamily new business activity declined to $14.1 billion in the first nine months of 2014 compared to $18.8 billion in the first nine months of 2013 primarily as a result of increased competition from other market participants, particularly banking institutions. We expect that our new multifamily business activity, excluding affordable housing loans, loans for smaller multifamily properties, and loans for manufactured housing rental communities, will increase in the fourth quarter of 2014 compared to the third quarter of 2014, but activity for 2014 will be below the cap specified by the 2014 Conservatorship Scorecard of $25.9 billion in UPB.
We sold $4.5 billion and $12.9 billion in UPB of multifamily loans in the three and nine months ended September 30, 2014, respectively, primarily through K Certificate transactions, compared to $6.4 billion and $20.8 billion in the three and nine months ended September 30, 2013, respectively. Our K Certificate activity declined in the first nine months of 2014 largely because our loan purchases have been adversely affected by increased competition, particularly from banking institutions. The average subordination level at issuance of our multifamily securitizations for the first nine months of 2014 and 2013 was 14.3% and 15.6%, respectively, which represents the unguaranteed portion sold to third parties to absorb first losses. As of September 30, 2014, approximately 51% of the UPB of our total multifamily mortgage portfolio consisted of K Certificates with subordination coverage where third parties hold the first losses. The UPB of the total multifamily portfolio declined to $161.8 billion as of September 30, 2014 from $166.8 billion as of December 31, 2013, primarily due to declines in our multifamily investment securities and unsecuritized loan portfolios.
Segment Earnings net interest income was $240 million and $321 million in the three months ended September 30, 2014 and 2013, respectively, and was $0.7 billion and $0.9 billion in the nine months ended September 30, 2014 and 2013, respectively. The declines in the 2014 periods were primarily due to lower average balances of the multifamily unsecuritized loan and investment securities portfolios compared to the 2013 periods.
Segment Earnings non-interest income was $488 million and $233 million in the three months ended September 30, 2014 and 2013, respectively, and was $1.4 billion and $2.0 billion in the nine months ended September 30, 2014 and 2013, respectively. The increase in the third quarter of 2014 compared to the third quarter of 2013 was primarily attributed to higher gains on derivatives used to economically hedge our CMBS in the third quarter of 2014. In addition, lower average balances of the multifamily mortgage investments portfolio during the third quarter of 2014 resulted in lower associated derivative volatility. The decline in non-interest income in the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to lower gains on sale of available-for-sale CMBS in the 2014 period.
Derivative gains (losses) for the Multifamily segment are offset by fair value changes of the corresponding assets that the derivatives economically hedge. The fair value changes of these hedged assets are included in gains (losses) on mortgage loans, other non-interest income and total other comprehensive income. As a result, there is no net impact on total comprehensive income for the Multifamily segment from interest rate-related derivatives.
Segment Earnings management and guarantee income was $65 million and $52 million in the three months ended September 30, 2014 and 2013, respectively, and was $186 million and $147 million in the nine months ended September 30, 2014 and 2013, respectively. The increase in the 2014 periods was primarily due to the higher average balance of the multifamily guarantee portfolio, which was primarily due to ongoing issuances of K Certificates. Although the average management and guarantee fee rate associated with K Certificates increased in the 2014 periods compared to the same periods in 2013, the average total management and guarantee fee rate on our multifamily guarantee portfolio declined to 30.8 basis points in the first nine months of 2014, compared to 32.1 basis points in the first nine months of 2013. The decline in the total rate in the first nine months of 2014 primarily reflects the increasing balance of guaranteed K Certificates during recent years. Our guarantees of K Certificates have lower fees than our other multifamily guarantee activities as a result of our limited credit risk exposure due to the use of subordination.
Segment Earnings benefit for credit losses was $10 million and $28 million in the three months ended September 30, 2014 and 2013, respectively, and $52 million and $167 million in the nine months ended September 30, 2014 and 2013, respectively. The recognition of a benefit for credit losses in these periods was primarily due to continued improvement in the expected performance of the underlying loans.

31	Freddie Mac

As a result of our prudent underwriting standards and practices, and the continued solid multifamily market fundamentals, we believe that the credit quality of the multifamily mortgage portfolio remains strong. Multifamily credit losses (gains) as a percentage of the combined average balance of our multifamily loan and guarantee portfolios were (0.7) basis points and 1.0 basis points in the first nine months of 2014 and 2013, respectively, and our delinquency rate of 0.03% as of September 30, 2014 continues to be among the industry's lowest. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Multifamily Mortgage Credit Risk” for further information about the credit performance, including delinquency rates, of our multifamily mortgage portfolio.
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
The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which consisted primarily of restricted cash and cash equivalents and securities purchased under agreements to resell at September 30, 2014. These short-term assets related to our consolidated VIEs increased by $3.2 billion from December 31, 2013 to September 30, 2014.
Excluding amounts related to our consolidated VIEs, we held $16.2 billion and $11.3 billion of cash and cash equivalents (including non-interest bearing deposits of $15.7 billion and $7.2 billion at the Federal Reserve Bank of New York), no federal funds sold, and $17.6 billion and $59.2 billion of securities purchased under agreements to resell at September 30, 2014 and December 31, 2013, respectively. The decrease in these liquid assets at September 30, 2014 compared to December 31, 2013 was due in part to the raising of the U.S. statutory debt limit, thus abating concerns that the U.S. would exhaust its borrowing authority.
Excluding amounts related to our consolidated VIEs, we held on average $8.2 billion and $11.8 billion of cash and cash equivalents and $27.8 billion and $29.3 billion of federal funds sold and securities purchased under agreements to resell during the three and nine months ended September 30, 2014, respectively. In recent periods, our use of federal funds sold transactions has been minimal.
For information regarding our liquidity management practices and policies, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES” in our 2013 Annual Report.
Investments in Securities
The table below provides the fair value of our investments in securities as of September 30, 2014 and December 31, 2013. The table does not include our holdings of single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 10 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”

32	Freddie Mac

Table 15 — Investments in Securities(1)

	September 30, 2014	December 31, 2013
	(in millions)
Investments in securities:
Available-for-sale securities
Mortgage-related securities
Agency securities	$52,099	$51,623
Non-agency securities	60,678	77,296
Total available-for-sale securities	112,777	128,919
Trading securities
Mortgage-related securities
Agency securities	21,155	16,627
Non-agency securities	120	141
Total mortgage-related securities	21,275	16,768
Non-mortgage-related securities	9,159	6,636
Total trading securities	30,434	23,404
Total investments in securities	$143,211	$152,323

(1)
For information on the types of instruments that are included as investments in securities, see "NOTE 7: INVESTMENTS IN SECURITIES — Table 7.1 — Available-For-Sale Securities" and "— Table 7.8 — Trading Securities."

Non-Mortgage-Related Securities
Our investments in non-mortgage-related securities provide an additional source of liquidity. We held investments in non-mortgage-related securities with a fair value of $9.2 billion and $6.6 billion as of September 30, 2014 and December 31, 2013, respectively. While our investments in non-mortgage-related securities increased at September 30, 2014 compared to December 31, 2013, our other liquid assets decreased. For more information on liquid assets, see "Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell."
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

33	Freddie Mac

Table 16 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	September 30, 2014			December 31, 2013
	Fixed Rate	Variable Rate(1)	Total	Fixed Rate	Variable Rate(1)	Total
	(in millions)
Freddie Mac mortgage-related securities:
Single-family	$42,249	$6,820	$49,069	$38,472	$4,401	$42,873
Multifamily	766	1,450	2,216	1,318	1,469	2,787
Total Freddie Mac mortgage-related securities	43,015	8,270	51,285	39,790	5,870	45,660
Non-Freddie Mac mortgage-related securities:
Agency securities:(2)
Fannie Mae:
Single-family	6,902	8,579	15,481	7,240	9,421	16,661
Multifamily	—	—	—	3	—	3
Ginnie Mae:
Single-family	126	69	195	150	78	228
Multifamily	15	—	15	15	—	15
Total Non-Freddie Mac agency securities	7,043	8,648	15,691	7,408	9,499	16,907
Non-agency mortgage-related securities:
Single-family:(3)
Subprime	11	30,700	30,711	116	39,583	39,699
Option ARM	—	8,493	8,493	—	10,426	10,426
Alt-A and other	1,117	5,389	6,506	1,417	9,594	11,011
CMBS(3)	10,700	12,204	22,904	13,069	16,254	29,323
Obligations of states and political subdivisions(4)	2,450	13	2,463	3,524	14	3,538
Manufactured housing	535	187	722	577	201	778
Total non-agency mortgage-related securities	14,813	56,986	71,799	18,703	76,072	94,775
Total UPB of mortgage-related securities	$64,871	$73,904	138,775	$65,901	$91,441	157,342
Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(9,515)			(14,036)
Net unrealized gains (losses) on mortgage-related securities, pre-tax			4,792			2,381
Total carrying value of mortgage-related securities			$134,052			$145,687

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

(3)	For information about how these securities are rated, see ‘‘Table 21 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.’’

(4)
Consists of housing revenue bonds. Approximately 33% and 28% of these securities held at September 30, 2014 and December 31, 2013, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

The table below provides the UPB and fair value of our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets.
Table 17 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	September 30, 2014		December 31, 2013
	UPB	Fair Value	UPB	Fair Value
	(in millions)
Agency pass-through securities(1)	$11,765	$12,672	$12,951	$13,867
Other agency securities:
Interest-only securities(2)	—	2,011	—	1,966
Principal-only securities(3)	2,525	2,104	2,724	2,252
Inverse floating-rate securities(4)	1,298	1,886	1,594	2,280
Other Structured Securities(5)	51,388	54,581	45,298	47,885
Total agency securities	66,976	73,254	62,567	68,250
Non-agency securities(6)	71,799	60,798	94,775	77,437
Total mortgage-related securities	$138,775	$134,052	$157,342	$145,687

(1)	Represents an undivided beneficial interest in trusts that hold pools of mortgages.

(2)	Represents securities where the holder receives only the interest cash flows.

34	Freddie Mac

(3)	Represents securities where the holder receives only the principal cash flows.

(4)
Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e., higher cash flows when reference rates are low and lower cash flows when reference rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.

(5)	Includes REMICs and Other Structured Securities. See “GLOSSARY” for more information on these securities.

(6)	Includes fair values of $1 million and $2 million of interest-only securities at September 30, 2014 and December 31, 2013, respectively.
The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $157.3 billion at December 31, 2013 to $138.8 billion at September 30, 2014, while the fair value of these investments decreased from $145.7 billion at December 31, 2013 to $134.1 billion at September 30, 2014. The reduction in non-agency mortgage-related securities is due to the receipt of principal repayments from both the recoveries from liquidated loans and voluntary repayments of the underlying collateral, representing a partial return of our investments in these securities, and sales, consistent with our efforts to reduce the amount of less liquid assets in our mortgage-related investments portfolio, as described in “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
The table below summarizes our mortgage-related securities purchase activity for the three and nine months ended September 30, 2014 and 2013.
Table 18 — Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Non-Freddie Mac mortgage-related securities purchased for resecuritization:(2)
Ginnie Mae Certificates	$—	$21	$—	$24
Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	$749	$3,300	$2,338	$4,016
Variable-rate	399	—	467	50
Total Fannie Mae	1,148	3,300	2,805	4,066
Ginnie Mae:
Variable-rate	—	—	73	—
Total agency securities	1,148	3,300	2,878	4,066
Non-agency mortgage-related securities:
CMBS:(3)
Fixed-rate	8	20	8	30
Variable-rate	35	35	35	65
Total non-agency mortgage-related securities	43	55	43	95
Total non-Freddie Mac mortgage-related securities purchased as investments in securities	1,191	3,355	2,921	4,161
Total non-Freddie Mac mortgage-related securities purchased	$1,191	$3,376	$2,921	$4,185
Freddie Mac mortgage-related securities purchased:(4)
Single-family:
Fixed-rate	$43,529	$32,779	$91,404	$80,431
Variable-rate	4,322	95	9,339	859
Multifamily:
Fixed-rate	84	—	84	—
Total Freddie Mac mortgage-related securities purchased	$47,935	$32,874	$100,827	$81,290
Mortgage-related securities purchased for Other Guarantee Transactions(5)	$3,869	$5,313	$11,047	$17,474

(1)	Based on UPB.

(2)	Excludes tax-exempt multifamily housing revenue bonds purchased for securitization in guarantee transactions.

(3)	Consists of our purchases of subordinated tranches issued in K Certificate transactions.

(4)
Primarily consists of purchases of Freddie Mac mortgage-related securities from: (a) third parties; (b) our initial securitization of mortgage loans purchased for cash; or (c) resecuritization activity.

(5)	Primarily consists of purchases of mortgage-related securities backed by Freddie Mac underwritten loans for the subsequent issuances of multifamily K Certificates.
The purchases of Freddie Mac mortgage-related securities that we made during the three and nine months ended September 30, 2014, as reflected in the table above, primarily consisted of purchases of single-family PCs related to our investment activities. Our purchases of single-family PCs and certain Other Guarantee Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

35	Freddie Mac

Unrealized Losses on Available-For-Sale Mortgage-Related Securities
At September 30, 2014, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $1.3 billion compared to $3.9 billion at December 31, 2013. The decrease was largely the result of fair value gains related to our investments in single-family non-agency mortgage-related securities primarily due to the impact of spread tightening and the movement of these securities with unrealized losses towards maturity. We believe the unrealized losses related to these securities at September 30, 2014 were mainly attributable to limited liquidity and risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.
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

36	Freddie Mac

Table 19 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans and Certain Related Credit Statistics(1)

	As of
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
	(dollars in millions)
UPB:
Subprime	$30,706	$34,083	$37,958	$39,694	$40,779
Option ARM	8,493	9,716	10,197	10,426	10,755
Alt-A(2)	4,995	6,339	7,904	9,147	9,866
Gross unrealized losses, pre-tax:(3)
Subprime	$880	$1,577	$2,037	$2,780	$4,667
Option ARM	223	346	381	381	619
Alt-A(2)	30	59	83	135	304
Present value of expected future credit losses:(4)(5)
Subprime	$4,568	$4,954	$6,024	$6,400	$3,676
Option ARM	1,161	1,470	1,651	1,802	1,683
Alt-A(2)	546	785	1,084	1,165	1,149
Collateral delinquency rate:(6)
Subprime	32%	33%	34%	35%	35%
Option ARM	27	29	31	32	33
Alt-A(2)	20	21	22	22	22
Average credit enhancement:(7)
Subprime	9%	6%	7%	9%	10%
Option ARM	—	(2)	(1)	—	—
Alt-A(2)	2	(1)	(1)	—	1
Cumulative collateral loss:(8)
Subprime	32%	32%	31%	30%	30%
Option ARM	25	25	24	24	24
Alt-A(2)	15	15	15	13	13

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

(7)
Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on: (a) the total UPB of securities subordinate to the securities we own, divided by (b) the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by bond insurance. Negative values are shown when unallocated collateral losses will be allocated to the securities that we own in excess of current remaining credit enhancement, if any. The unallocated collateral losses have been considered in our assessment of other-than-temporary impairment. Average credit enhancements increased at September 30, 2014 primarily due to sales of non-agency mortgage-related securities included as part of a settlement agreement in the third quarter of 2014.

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

For purposes of our cumulative credit deterioration analysis, our estimate of the present value of expected future credit losses on our available-for-sale non-agency mortgage-related securities decreased to $6.4 billion at September 30, 2014 from $7.3 billion at June 30, 2014. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decrease in the present value of expected future credit losses on our available-for-sale securities was primarily driven by: (a) sales of non-agency mortgage-related securities; and (b) realized cash shortfalls.

37	Freddie Mac

The investments in non-agency mortgage-related securities we hold backed by subprime, option ARM, and Alt-A loans were generally structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in the aggregate. During the three months ended September 30, 2014, we continued to experience the erosion of structural credit enhancements on many securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying collateral. We have also determined that there is substantial uncertainty surrounding certain bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. For more information, see "NOTE 7: INVESTMENTS IN SECURITIES — Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities." For more information on bond insurance coverage, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Bond Insurers.”
Since the beginning of 2007, we have incurred actual principal cash shortfalls of $4.1 billion on impaired available-for-sale non-agency mortgage-related securities, including $105 million and $360 million related to the three and nine months ended September 30, 2014, respectively. Many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures.
The table below provides principal repayment and cash shortfall information for our investments in non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans. Principal cash shortfalls are presented net of amounts received related to insurance recoveries.
Table 20 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans(1)

	Three Months Ended
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
	(in millions)
Principal repayments and cash shortfalls:(2)
Subprime:
Principal repayments	$845	$877	$889	$1,021	$1,048
Principal cash shortfalls	5	3	(4)	8	35
Option ARM:
Principal repayments	$158	$157	$142	$192	$226
Principal cash shortfalls	74	93	88	100	161
Alt-A and other:
Principal repayments	$225	$285	$247	$324	$418
Principal cash shortfalls	25	31	41	43	51

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

We and FHFA, as Conservator, are involved in various efforts to mitigate or recover our losses as an investor with respect to certain of the non-agency mortgage-related securities we hold. For more information regarding settlements related to these efforts, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities
We recorded net impairment of available-for-sale securities recognized in earnings of $166 million and $687 million during the three and nine months ended September 30, 2014, respectively, compared to $126 million and $213 million during the three and nine months ended September 30, 2013, respectively. For information about the mortgage-related securities for which we recognized other-than-temporary impairments in earnings, see "Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings." At September 30, 2014, our gross unrealized losses, pretax, on available-for-sale mortgage-related securities were $1.3 billion.
We review our investments in available-for-sale securities that are in an unrealized loss position to determine which securities, if any, we intend to sell, given market conditions and other information as of the balance sheet date. For any available-for-sale security for which we concluded we had the intent to sell as of September 30, 2014, we recorded the unrealized loss as a net impairment of available-for-sale securities recognized in earnings. The intent to sell population is determined using management judgment based on a variety of factors, including economics and our current operational plans,

38	Freddie Mac

models and strategies and, in the case of single-family non-agency mortgage-related securities, whether such securities are subject to FHFA-led lawsuits or other loss mitigation measures. The population of securities that we intend to sell may change from period to period. During the three and nine months ended September 30, 2014, net impairment of available-for-sale securities recognized in earnings included $132 million and $598 million, respectively, due to an increase in the population of available-for-sale securities in an unrealized loss position that we intend to sell. We recorded the remaining impairments because our estimate of the present value of expected future credit losses on certain individual available-for-sale securities increased during the period. If there is a change in our operational plans, models or strategies, it could change the population of securities we intend to sell and thereby have a potentially significant impact on earnings. For more information, see "CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Investment Securities-Related Activities," as well as “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities” in our 2013 Annual Report.
While it is reasonably possible that collateral losses on our available-for-sale securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at September 30, 2014. As a result, we have concluded that the reduction in fair value of these securities was temporary at September 30, 2014 and have recorded these unrealized losses in AOCI.
The credit performance of loans underlying our holdings of non-agency mortgage-related securities has declined since 2007 and, although it has stabilized in recent periods, it remains weak. This decline has been particularly severe for subprime, option ARM, and Alt-A and other loans. Our investments in non-agency mortgage-related securities have at times been adversely affected by high unemployment, a large inventory of seriously delinquent mortgage loans and unsold homes, tight credit conditions, and weak consumer confidence. In addition, the loans which serve as collateral for the securities we hold have significantly greater concentrations in the states that have undergone the greatest economic stress during the housing crisis that began in 2006, such as California and Florida.
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
Ratings of Non-Agency Mortgage-Related Securities
The table below shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at September 30, 2014 based on their ratings as of September 30, 2014, as well as those held at December 31, 2013 based on their ratings as of December 31, 2013. Ratings presented represent the lower of S&P, Fitch and Moody's credit ratings, with Fitch and Moody's stated in terms of the S&P equivalent.

39	Freddie Mac

Table 21 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

Credit Ratings as of September 30, 2014	UPB	Percentage of UPB(1)	Amortized Cost	Gross Unrealized Losses	Bond Insurance Coverage(2)
	(dollars in millions)
Subprime, option ARM, Alt-A and other loans:
AAA-rated	$26	—%	$26	$—	$7
Other investment grade	1,585	3	1,506	(11)	402
Below investment grade(3)	44,099	97	31,484	(1,125)	2,569
Total	$45,710	100%	$33,016	$(1,136)	$2,978
CMBS:
AAA-rated	$10,401	45%	$10,407	$—	$40
Other investment grade	10,715	47	10,666	(24)	1,643
Below investment grade(3)	1,788	8	1,772	(79)	1,548
Total	$22,904	100%	$22,845	$(103)	$3,231
Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$10,427	15%	$10,433	$—	$47
Other investment grade	12,300	18	12,172	(35)	2,045
Below investment grade(3)	45,887	67	33,256	(1,204)	4,117
Total	$68,614	100%	$55,861	$(1,239)	$6,209
Total investments in mortgage-related securities	$138,775
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	49%

Credit Ratings as of December 31, 2013
Subprime, option ARM, Alt-A and other loans:
AAA-rated	$114	—%	$110	$(1)	$7
Other investment grade	2,417	4	2,308	(39)	582
Below investment grade(3)	58,605	96	42,420	(3,263)	2,936
Total	$61,136	100%	$44,838	$(3,303)	$3,525
CMBS:
AAA-rated	$14,286	49%	$14,299	$—	$41
Other investment grade	12,786	43	12,740	(131)	1,653
Below investment grade(3)	2,251	8	2,239	(206)	1,557
Total	$29,323	100%	$29,278	$(337)	$3,251
Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$14,400	16%	$14,409	$(1)	$48
Other investment grade	15,203	17	15,048	(170)	2,235
Below investment grade(3)	60,856	67	44,659	(3,469)	4,493
Total	$90,459	100%	$74,116	$(3,640)	$6,776
Total investments in mortgage-related securities	$157,342
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	57%

(1)	Within this column, "—" represents less than 0.5%.

(2)	Represents the amount of UPB covered by bond insurance. This amount does not represent the maximum amount of losses we could recover, as the bond insurance also covers interest.

(3)	Includes securities with S&P equivalent credit ratings below BBB– and certain securities that are no longer rated.
Mortgage Loans
The UPB of mortgage loans on our consolidated balance sheets was $1.7 trillion at both September 30, 2014 and December 31, 2013. Most of the loans on our consolidated balance sheets are securitized (e.g., held in PC trusts). The unsecuritized loans on our consolidated balance sheets generally consist of loans held for investment purposes, loans that are awaiting securitization, or delinquent or modified loans that we removed from PC trusts.
Based on the amount of the recorded investment of single-family loans classified as held-for-investment on our consolidated balance sheets, approximately $33.2 billion, or 2.0%, of these loans were seriously delinquent or in foreclosure as of September 30, 2014, compared to $41.5 billion, or 2.5%, as of December 31, 2013. The majority of these loans are unsecuritized and were removed by us from our PC trusts. As guarantor, we have the right to remove mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: IMPAIRED LOANS” for more information on our removal of single-family loans from PC trusts.
The UPB of unsecuritized single-family mortgage loans declined by $9.3 billion to $112.8 billion at September 30, 2014 from $122.1 billion at December 31, 2013, primarily due to: (a) loan prepayments, foreclosure transfers, and foreclosure

40	Freddie Mac

alternative activities; (b) securitization of reperforming and modified loans; (c) securitization of loans through our PC cash auction process, net of related purchases; and to a lesser extent (d) sales of seriously delinquent loans. This decline was partially offset by our removal of seriously delinquent single-family loans from PC trusts. As of September 30, 2014 and December 31, 2013, the balance of unsecuritized single-family mortgage loans included $82.2 billion and $78.0 billion, respectively, in UPB of mortgage loans classified as TDRs that were no longer seriously delinquent.
The UPB of unsecuritized multifamily mortgage loans was $51.7 billion at September 30, 2014 and $59.2 billion at December 31, 2013. This decline was primarily due to principal repayments as well as our securitization of loans through K Certificates, which exceeded new purchases of loans for securitization.
We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. We also maintain a reserve for guarantee losses that is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments for which we have incremental credit risk. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $22.7 billion and $24.7 billion at September 30, 2014 and December 31, 2013, respectively, including $22.6 billion and $24.6 billion, respectively, related to single-family loans. At September 30, 2014 and December 31, 2013, our allowance for loan losses, as a percentage of mortgage loans, held-for-investment, on our consolidated balance sheets was 1.3% and 1.4%, respectively. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information on seriously delinquent single-family loans as well as further detail about the mortgage loans and associated allowance for loan losses recorded on our consolidated balance sheets.
The table below summarizes the amount of mortgages we purchased and the amount of guarantees we issued in the applicable periods. The activity presented in the table consists of: (a) mortgage loans in consolidated PCs issued in the period (regardless of whether such securities are held by us or third parties); (b) single-family and multifamily mortgage loans purchased, but not securitized, in the period; and (c) mortgage loans underlying our mortgage-related financial guarantees issued in the period, which are not consolidated on our balance sheets.
Table 22 — Mortgage Loan Purchases and Other Guarantee Commitment Issuances(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	% of Total(2)	Amount	% of Total(2)	Amount	% of Total(2)	Amount	% of Total(2)
	(dollars in millions)
Mortgage loan purchases and other guarantee commitment issuances:
Single-family:
30-year or more amortizing fixed-rate	$58,545	70%	$67,818	66%	$138,794	70%	$240,929	63%
20-year amortizing fixed-rate	2,293	3	5,116	5	6,040	3	18,972	5
15-year amortizing fixed-rate	11,161	13	19,886	19	28,054	14	85,475	23
Adjustable-rate(3)	4,594	6	4,940	5	11,241	6	13,974	4
FHA/VA and other governmental	65	—	73	—	160	—	225	—
Total single-family(4)	76,658	92	97,833	95	184,289	93	359,575	95
Multifamily:
10-year(5)	2,566	3	3,505	4	4,436	2	12,901	4
7-year(5)	3,004	4	1,254	1	6,741	3	4,655	1
Other(6)	1,377	1	507	—	2,885	2	1,244	—
Total multifamily(7)	6,947	8	5,266	5	14,062	7	18,800	5
Total mortgage loan purchases and other guarantee commitment issuances	$83,605	100%	$103,099	100%	$198,351	100%	$378,375	100%
Percentage of mortgage loan purchases and other guarantee commitment issuances with credit enhancements(8)	24%		18%		23%		15%

(1)
Amount is the principal amount of the loans. Excludes the removal of seriously delinquent loans and balloon/reset mortgages from PC trusts. Includes purchases of mortgage loans for securitization that were previously associated with other guarantee commitments.

(2)	Within these columns, "—" represents less than 0.5%.

(3)	Includes amortizing ARMs with 1-, 3-, 5-, 7-, and 10-year initial fixed-rate periods. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007.

(4)
Includes $14.5 billion and $24.8 billion of conforming jumbo loan purchases and $0.2 billion and $0.9 billion of conforming jumbo loans underlying other guarantee commitment issuances for the nine months ended September 30, 2014 and 2013, respectively. Includes issuances of other guarantee commitments on single-family loans of $2.1 billion and $8.4 billion during the nine months ended September 30, 2014 and 2013, respectively.

(5)	Represents original maturity of the loan. Includes interest-only and amortizing loans that may either be fixed or adjustable-rate.

(6)	Includes other guarantee commitments on multifamily loans and multifamily mortgage loans with original maturities other than 10 years and 7 years.

41	Freddie Mac

(7)	Includes purchases of multifamily mortgage loans and settlements of bonds underlying tax-exempt securitization transactions.

(8)
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

Our single-family purchase activity declined in the 2014 periods compared to the 2013 periods. We expect the volume of single-family purchases in the fourth quarter of 2014 to remain lower than in the fourth quarter of 2013 due to reduced refinancing volume. During the nine months ended September 30, 2014, refinancings comprised approximately 46% of our single-family purchase and issuance volume, compared with 76% in the nine months ended September 30, 2013. We attribute this decline in refinancings to higher average mortgage interest rates in the first nine months of 2014 compared to the first nine months of 2013. Many borrowers have already refinanced their loans in recent years at relatively low interest rates, and thus may be less likely to do so in the future.
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
At September 30, 2014, the net fair value of our total derivative portfolio was $(1.0) billion compared to $883 million at December 31, 2013. See “NOTE 9: DERIVATIVES” for information regarding our derivatives, and the notional or contractual amounts and related fair values of our total derivative portfolio by product type at September 30, 2014 and December 31, 2013, as well as “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged” for information about derivative collateral held and posted.
See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.
REO, Net
We acquire properties, which are recorded as REO assets on our consolidated balance sheets, typically as a result of borrower defaults (and subsequent foreclosures) on mortgage loans that we own or guarantee. The balance of our REO, net, declined to $2.9 billion at September 30, 2014 from $4.6 billion at December 31, 2013 as dispositions exceeded acquisitions. The volume of our single-family REO acquisitions has been significantly affected by: (a) the length of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying properties to transition to REO; (b) the volume of our foreclosure alternatives, which result in fewer loans proceeding to foreclosures, and thus fewer properties transitioning to REO; and (c) a larger proportion of property sales to third parties at foreclosure. We expect that the length of the foreclosure process will continue to remain above historical levels and may increase further. Additionally, we expect our REO dispositions to remain at elevated levels in the near term, as we have a large REO inventory. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — REO Assets” for additional information about our REO activity.
Deferred Tax Assets and Liabilities
We had a net deferred tax asset of $18.5 billion and $22.7 billion as of September 30, 2014 and December 31, 2013, respectively.
We determined that a valuation allowance against our net deferred tax asset was not necessary at September 30, 2014. See "NOTE 12: INCOME TAXES" in our 2013 Annual Report for additional information.
Other Assets
Other assets consist of accounts and other receivables, the guarantee asset related to non-consolidated trusts and other guarantee commitments, and other miscellaneous assets. Other assets decreased to $7.9 billion as of September 30, 2014 from $8.5 billion as of December 31, 2013 due to a decrease in receivables, including servicer receivables resulting from a decrease in mortgage loans paid off by borrowers at the end of the period that had not yet been remitted to us. For more information on other assets, see “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS.”
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

42	Freddie Mac

•
Other debt consists of unsecured short-term and long-term debt securities we issue to third parties to fund our business activities. It is classified as either short-term or long-term based on the contractual maturity of the debt instrument. See “LIQUIDITY AND CAPITAL RESOURCES” for information about our other debt.

The table below presents the UPB for Freddie Mac-issued mortgage-related securities by the underlying mortgage product type.
Table 23 — Freddie Mac Mortgage-Related Securities(1)

	September 30, 2014			December 31, 2013
	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total
	(in millions)
PCs and Other Structured Securities:
Single-family:
30-year or more amortizing fixed-rate	$1,074,892	$—	$1,074,892	$1,040,602	$—	$1,040,602
20-year amortizing fixed-rate	78,983	—	78,983	81,214	—	81,214
15-year amortizing fixed-rate	281,143	—	281,143	291,347	—	291,347
Adjustable-rate(2)	68,226	—	68,226	66,250	—	66,250
Interest-only(3)	24,916	—	24,916	29,083	—	29,083
FHA/VA and other governmental	3,202	—	3,202	3,366	—	3,366
Total single-family	1,531,362	—	1,531,362	1,511,862	—	1,511,862
Multifamily	84	4,736	4,820	—	4,778	4,778
Total single-family and multifamily	1,531,446	4,736	1,536,182	1,511,862	4,778	1,516,640
Other Guarantee Transactions:
Non-HFA bonds:
Single-family(4)	7,351	2,839	10,190	8,396	3,079	11,475
Multifamily	441	69,218	69,659	444	59,326	59,770
Total Non-HFA bonds	7,792	72,057	79,849	8,840	62,405	71,245
HFA Initiative Bonds:(5)
Single-family	—	3,133	3,133	—	3,341	3,341
Multifamily	—	734	734	—	744	744
Total HFA Initiative Bonds	—	3,867	3,867	—	4,085	4,085
Total Other Guarantee Transactions	7,792	75,924	83,716	8,840	66,490	75,330
REMICs and Other Structured Securities backed by Ginnie Mae certificates(6)	—	457	457	—	541	541
Total Freddie Mac Mortgage-Related Securities	$1,539,238	$81,117	$1,620,355	$1,520,702	$71,809	$1,592,511
Less: Repurchased Freddie Mac Mortgage-Related Securities(7)	(109,124)			(121,246)
Total UPB of debt securities of consolidated trusts held by third parties	$1,430,114			$1,399,456

(1)	Amounts represent the UPB of the securities.

(2)
Includes $0.8 billion and $0.9 billion in UPB of option ARM mortgage loans as of September 30, 2014 and December 31, 2013, respectively. See endnote (4) for additional information on option ARM loans that back our Other Guarantee Transactions.

(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.

(4)
Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $5.0 billion and $5.5 billion in UPB of securities backed by option ARM mortgage loans at September 30, 2014 and December 31, 2013, respectively.

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

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 94% at both September 30, 2014 and December 31, 2013. The UPB of multifamily Other Guarantee Transactions, excluding HFA initiative-related bonds, increased to $69.7 billion as of September 30, 2014 from $59.8 billion as of December 31, 2013, due to K Certificate issuances.
The table below shows issuances and extinguishments of the debt securities of our consolidated trusts during the three and nine months ended September 30, 2014 and 2013, as well as the UPB of consolidated trusts held by third parties.

43	Freddie Mac

Table 24 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Beginning balance of debt securities of consolidated trusts held by third parties	$1,416,905	$1,389,185	$1,399,456	$1,387,259
Issuances of debt securities of consolidated trusts	77,517	97,998	187,026	361,957
Debt securities of consolidated trusts retained by us at issuance(2)	(21,652)	(10,137)	(32,870)	(33,474)
Net issuances of debt securities of consolidated trusts	55,865	87,861	154,156	328,483
Reissuances of debt securities of consolidated trusts previously held by us(3)	29,817	18,012	69,296	39,493
Total issuances to third parties of debt securities of consolidated trusts	85,682	105,873	223,452	367,976
Extinguishments, net(4)	(72,473)	(108,621)	(192,794)	(368,798)
Ending balance of debt securities of consolidated trusts held by third parties	$1,430,114	$1,386,437	$1,430,114	$1,386,437

(1)	Based on UPB.

(2)	Represents the UPB of mortgage loans that we had purchased for cash, subsequently securitized, and retained in our mortgage-related investments portfolio.

(3)	Represents our sales of PCs and certain Other Guarantee Transactions previously held by us.

(4)
Represents: (a) UPB of our purchases from third parties of PCs and Other Guarantee Transactions issued by our consolidated trusts; (b) principal repayments related to PCs and Other Guarantee Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust security administration that are payable to third-party mortgage-related security holders as of September 30, 2014 and 2013.

Total issuances to third parties of debt securities of consolidated trusts and extinguishments, net decreased during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 primarily due to a decrease in refinance activity resulting from higher average mortgage interest rates in the first nine months of 2014 compared to the first nine months of 2013.
Other Liabilities
Other liabilities consist of servicer liabilities, the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities increased to $5.9 billion as of September 30, 2014 from $5.5 billion as of December 31, 2013 primarily due to the purchase of non-mortgage-related securities classified as trading that had not settled by the balance sheet date. See “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.
Total Equity
The table below presents the changes in total equity and certain capital-related disclosures.
Table 25 — Changes in Total Equity

	Three Months Ended					Nine Months Ended
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013	9/30/2014
	(in millions)
Beginning balance	$4,290	$6,899	$12,835	$33,436	$7,357	$12,835
Net income	2,081	1,362	4,020	8,613	30,486	7,463
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	656	479	427	970	(127)	1,562
Changes in unrealized gains (losses) related to cash flow hedge relationships(1)	50	49	52	66	76	151
Changes in defined benefit plans	(1)	—	—	186	2	(1)
Comprehensive income	2,786	1,890	4,499	9,835	30,437	9,175
Capital draw funded by Treasury	—	—	—	—	—	—
Senior preferred stock dividends declared	(1,890)	(4,499)	(10,435)	(30,436)	(4,357)	(16,824)
Other	—	—	—	—	(1)	—
Total equity/Net worth	$5,186	$4,290	$6,899	$12,835	$33,436	$5,186
Aggregate draws under the Purchase Agreement (as of period end)(2)	$71,336	$71,336	$71,336	$71,336	$71,336	$71,336
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$88,169	$86,279	$81,780	$71,345	$40,909	$88,169

(1)	Represents the reclassification of losses into earnings related to our closed cash flow hedges as the originally forecasted transactions affected earnings.

(2)
Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference.

44	Freddie Mac

At September 30, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the third quarter of 2014. We paid cash dividends to Treasury of $16.8 billion during the nine months ended September 30, 2014. Based on our Net Worth Amount at September 30, 2014 and the 2014 Capital Reserve Amount of $2.4 billion, our dividend obligation to Treasury in December 2014 will be $2.8 billion.
Our available-for-sale securities net unrealized gains (losses) recorded in AOCI was $2.5 billion and $1.0 billion at September 30, 2014 and December 31, 2013, respectively. This $1.6 billion improvement in AOCI was primarily due to fair value gains resulting from a decrease in longer-term interest rates coupled with the impact of spread tightening on our non-agency mortgage-related securities and the movement of these securities with unrealized losses towards maturity.
RISK MANAGEMENT
Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risk; (b) interest-rate and other market risks; and (c) operational risk. We are improving our risk management capabilities by further enhancing our three-lines-of-defense risk management framework. Our enhanced three-lines-of-defense risk management framework is designed to balance ownership of risk by our business segments with corporate oversight and independent assessment. See " — Operational Risks" for more information.
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
We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with sellers describe mortgage eligibility and underwriting standards, and the sellers represent and warrant to us that the mortgages sold to us meet these standards. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using a number of critical risk characteristics. For more information on the underwriting process, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Underwriting Requirements and Quality Control Standards” in our 2013 Annual Report.
We do not have our own mortgage loan servicing operation. Instead, our customers perform the primary servicing function on our loans on our behalf. We have contractual arrangements with our servicers under which, when they service our mortgage loans, they represent and warrant to do so in accordance with our standards.
If we subsequently discover that the representations and warranties were breached (i.e., that standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB. Under our representation and warranty framework, lenders are relieved of certain seller’s repurchase obligations for loans that meet specific payment requirements. This includes, subject to certain exclusions, loans with 36 months (12 months for relief refinance mortgages) of consecutive, on-time payments after we purchase them. In May 2014, at the direction of FHFA, we announced certain changes to this framework for loans acquired on and after July 1, 2014, including: (a) permitting borrowers to have up to two 30-day delinquencies during the first 36 months; and (b) providing relief from repurchase obligations for loans that have satisfactorily concluded a Freddie Mac quality control review. In addition, we will offer certain sellers an alternative to repurchasing a loan, for loans where the mortgage insurance coverage has been rescinded. In those cases we may allow the seller to indemnify us for any future claims of loss associated with the loan that would have been covered by the mortgage insurer. For more information on contractual arrangements with our seller/servicers and our representation and warranty framework, see "MD&A

45	Freddie Mac

— RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Single-family Mortgage Seller/Servicers" in our 2013 Annual Report.
Under the 2014 Conservatorship Scorecard, FHFA set several goals for us relating to increasing access to single-family mortgage credit for creditworthy borrowers. On October 20, 2014, FHFA announced an agreement in principle concerning changes to Freddie Mac's and Fannie Mae's representation and warranty frameworks. FHFA is also working with Freddie Mac and Fannie Mae to develop responsible guidelines for mortgages with loan-to-value ratios between 95% and 97% to serve a targeted segment of creditworthy borrowers. For more information, see "LEGISLATIVE AND REGULATORY MATTERS — FHFA Announcements Concerning Representation and Warranty Framework and High LTV Mortgage Loans."
The table below presents certain credit information about loans in our single-family credit guarantee portfolio by year of origination as of September 30, 2014 and for the nine months ended September 30, 2014.
Table 26 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	September 30, 2014							Nine Months Ended September 30, 2014
	Percent of Portfolio	Average Credit Score(2)	Original LTV Ratio	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)(5)	Serious Delinquency Rate	Foreclosure and Short Sale Rate(6)	Percent of Credit Losses(5)
Year of Origination
2014	8%	747	76%	76%	—%	0.01%	—%	—%
2013	16	754	71	65	—	0.04	—	—
2012	15	761	69	57	—	0.07	0.01	—
2011	7	757	69	55	—	0.23	0.05	—
2010	6	754	69	57	—	0.44	0.14	—
2009	6	751	69	59	1	0.89	0.40	2
Subtotal - New single-family book	58	755	71	62	—	0.23	0.14	2
HARP and other relief refinance loans(7)	20	733	89	77	17	0.70	0.70	7
2005-2008 Legacy single-family book	14	702	75	84	25	7.66	8.49	83
Pre-2005 Legacy single-family book	8	709	73	48	2	3.12	1.40	8
Total	100%	740	75	67	7	1.96		100%

(1)
Except for the foreclosure and short sale rate, the data presented is based on the loans remaining in the portfolio at September 30, 2014, which totaled $1.7 trillion, rather than all loans originally guaranteed by us and originated in the respective year.

(2)
Based on FICO score of the borrower as of the date of loan origination or our purchase and may not be indicative of the current creditworthiness of the borrower. Excludes less than 0.4% of loans in the portfolio because the FICO scores at origination were not available.

(3)	We estimate current market values by adjusting the value of the property at origination based on changes in the market value of homes in the same geographic area since origination.

(4)	Calculated as a percentage of the aggregate UPB of loans with LTV ratios greater than 100% in relation to the total UPB of loans in the category.

(5)	Within these columns, "—" represents less than 0.5%.

(6)
Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to September 30, 2014, divided by the number of loans originated in that year that were acquired in our single-family credit guarantee portfolio. The foreclosure and short sale rate presented for the Pre-2005 Legacy single-family book represents the rate associated with loans originated in 2000 through 2004.

(7)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2014). All other refinance loans are presented in the year that the refinancing occurred.

Improvement in home prices in many areas of the U.S. during the first nine months of 2014 generally led to improved current LTV ratios of the loans in our portfolio as of September 30, 2014. Loans with current LTV ratios greater than 100% comprised 7% and 10%, of our single-family credit guarantee portfolio, based on UPB at September 30, 2014 and December 31, 2013, respectively, and comprised approximately 64% and 72% of our credit losses recognized in the first nine months of 2014 and 2013, respectively. For the loans in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 80%, the borrowers had a weighted average credit score at origination of 721 and 722 at September 30, 2014 and December 31, 2013, respectively.
Although the serious delinquency rate for all our single-family loans was 1.96% at September 30, 2014, the rate for our New single-family book was 0.23% at that date, which we believe reflects both improvements in underwriting and relatively stable and improving economic conditions in recent years. Approximately one-half of our seriously delinquent single-family loans were greater than one year past due at September 30, 2014. Loans originated from 2005 through 2008 have experienced higher serious delinquency rates and foreclosure and short sale rates than loans originated in other years. We attribute this performance to a number of factors, including: (a) the expansion of credit terms under which loans were underwritten during

46	Freddie Mac

these years; (b) an increase in the origination and our purchase of interest-only and Alt-A mortgage products in these years; and (c) an environment of persistently high unemployment, decreasing home sales, and broadly declining home prices in the periods following the loans’ origination (2006 through 2010). As of September 30, 2014, 8.5% of the total number of single-family loans we purchased or guaranteed that were originated in 2005 to 2008 had been foreclosed or completed a short sale transaction resulting in a loss (before consideration of recoveries). In addition, approximately 7.7% of loans originated in those years that remained in our single-family credit guarantee portfolio as of September 30, 2014 were seriously delinquent and 19.6% had been subject to loan modifications. The gradual reduction of our 2005-2008 Legacy single-family book has contributed to the improvement in the payment performance of our single-family credit guarantee portfolio. However, the rate at which the reduction of our 2005-2008 Legacy single-family book is occurring has been slowed by a decline in mortgage refinancings and a lengthy foreclosure process in many states.
Characteristics of the Single-Family Credit Guarantee Portfolio
The average UPB of loans in our single-family credit guarantee portfolio was approximately $156,000 and $155,000 at September 30, 2014 and December 31, 2013. We purchased or issued other guarantee commitments for approximately 358,000 and 472,000 single-family loans totaling $76.7 billion and $97.8 billion of UPB during the third quarters of 2014 and 2013, respectively. Our single-family credit guarantee portfolio consists of first-lien mortgage loans predominantly secured by the borrower’s primary residence. Approximately 94% of the single-family mortgages we purchased or guaranteed in the nine months ended September 30, 2014 were fixed-rate amortizing mortgages, based on UPB, and the remainder were ARM mortgage loans. Approximately 46% of the single-family mortgages we purchased or guaranteed in the first nine months of 2014 were refinance mortgages, including approximately 12% that were relief refinance mortgages, based on UPB.
The credit quality of the single-family loans in our New single-family book is significantly better than that of our 2005-2008 Legacy single-family book, as measured by original LTV ratios, FICO scores, delinquency rates, credit losses, and the proportion of loans underwritten with full documentation. In the first nine months of 2014, the proportion of loans in our New single-family book continued to increase. However, in recent quarters, as refinancing volumes have declined, the composition of our loan purchase activity has been shifting to a higher proportion of home purchase loans, which generally have higher original LTV ratios than loans sold to us during 2010 through 2012. During these same quarters, the average borrower credit scores in our loan purchase activity have declined.
During the nine months ended September 30, 2014 and 2013, we purchased or guaranteed more than 438,000 and 1.37 million, respectively, of single-family loans that were refinance mortgages, totaling $85.4 billion and $274.9 billion in UPB, respectively. Our purchases of refinance mortgages have significantly declined in the first nine months of 2014 compared to the same period in 2013. We attribute this decline to higher average mortgage interest rates in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Many borrowers have already refinanced their loans in recent years at relatively low interest rates, and thus may be less likely to do so in the future. At September 30, 2014 and December 31, 2013, there were approximately 10.6 million and 10.7 million loans, respectively, in our single-family credit guarantee portfolio, including 2.1 million and 2.0 million relief refinance mortgages, respectively.
The tables below provide additional characteristics of single-family mortgage loans purchased during the nine months ended September 30, 2014 and 2013, and of our single-family credit guarantee portfolio at September 30, 2014 and December 31, 2013.

47	Freddie Mac

Table 27 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio(1)

	Percent of Purchases During the Nine Months Ended September 30,
	2014			2013
	Relief Refi	All Other	Total	Relief Refi	All Other	Total
Original LTV Ratio Range
60% and below	2%	14%	16%	4%	20%	24%
Above 60% to 70%	1	11	12	2	13	15
Above 70% to 80%	2	40	42	3	31	34
Above 80% to 100%	4	23	27	7	12	19
Above 100% to 125%	2	—	2	5	—	5
Above 125%	1	—	1	3	—	3
Total	12%	88%	100%	24%	76%	100%
Weighted average original LTV ratio	83%	76%	77%	91%	70%	75%
Credit Score(2)
740 and above	6%	55%	61%	12%	55%	67%
700 to 739	2	20	22	5	14	19
660 to 699	2	10	12	4	6	10
620 to 659	1	3	4	2	1	3
Less than 620	1	—	1	1	—	1
Total	12%	88%	100%	24%	76%	100%
Weighted average credit score:
Total mortgages	712	748	744	728	757	750

	Percent of Purchases During the Nine Months Ended September 30,
	2014	2013
Loan Purpose
Purchase	54%	24%
Cash-out refinance	16	16
Other refinance(3)	30	60
Total	100%	100%
Property Type
Detached/townhome(4)	92%	93%
Condo/Co-op	8	7
Total	100%	100%
Occupancy Type
Primary residence	88%	88%
Second/vacation home	4	4
Investment	8	8
Total	100%	100%

(1)	Percentages are based on the UPB of the single-family credit guarantee portfolio. Within this table, "—" represents less than 0.5%.

(2)
Credit score data is based on FICO scores, which are ranked on a scale of approximately 300 to 850 points. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower at the time of loan origination or our purchase and do not reflect any changes in the credit history of the borrower after that date.

(3)
Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.

(4)	Includes manufactured housing and homes within planned unit development communities.

48	Freddie Mac

Table 28 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Portfolio Balance at(2)
	September 30, 2014	December 31, 2013
Original LTV Ratio Range
60% and below	21%	22%
Above 60% to 70%	14	15
Above 70% to 80%	39	38
Above 80% to 100%	20	19
Above 100%	6	6
Total	100%	100%
Weighted average original LTV ratio	75%	75%
Estimated Current LTV Ratio Range(3)
60% and below	38%	33%
Above 60% to 70%	18	18
Above 70% to 80%	19	20
Above 80% to 90%	11	12
Above 90% to 100%	7	7
Above 100% to 120%	5	6
Above 120%	2	4
Total	100%	100%
Weighted average estimated current LTV ratio:
Relief refinance mortgages	77%	81%
All other mortgages	64	66
Total mortgages	67	69
Credit Score(4)
740 and above	58%	58%
700 to 739	20	20
660 to 699	13	13
620 to 659	6	6
Less than 620	3	3
Total	100%	100%
Weighted average credit score:
Relief refinance mortgages	733	735
All other mortgages	742	740
Total mortgages	740	739
Loan Purpose
Purchase	29%	26%
Cash-out refinance	21	22
Other refinance(5)	50	52
Total	100%	100%
Property Type
Detached/townhome(6)	93%	93%
Condo/Co-op	7	7
Total	100%	100%
Occupancy Type
Primary residence	90%	90%
Second/vacation home	4	4
Investment	6	6
Total	100%	100%

(1)
Ending balances are based on the UPB of the single-family credit guarantee portfolio. Other Guarantee Transactions with ending balances of $1 billion at both September 30, 2014 and December 31, 2013 are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.

(2)
Includes loans acquired under our relief refinance initiative, which comprised approximately 20% and 21% of our single-family credit guarantee portfolio based on UPB as of September 30, 2014 and December 31, 2013, respectively.

(3)
The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographic area since that time.

49	Freddie Mac

(4)
Credit score data is based on FICO scores, which are ranked on a scale of approximately 300 to 850 points. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent the credit score of the borrower either at the time of loan origination or our purchase and may not be indicative of the current creditworthiness of the borrower. Credit score data was not available for less than 0.4% of loans in the single-family credit guarantee portfolio.

(5)
Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.

(6)	Includes manufactured housing and homes within planned unit development communities.
High LTV Ratios
An increase in the estimated current LTV ratio of a loan indicates that the borrower’s equity in the home has declined, and can negatively affect the borrower’s ability to refinance (outside of HARP) or sell the property for an amount at or above the balance of the outstanding mortgage loan. Based on our historical experience, there is an increase in borrower default risk and in severity of losses as LTV ratios increase. Due to our participation in HARP, we have purchased a significant number of loans that have LTV ratios over 100% in recent periods. HARP loans with LTV ratios over 100% represented 3% and 8% of our single-family mortgage purchases in the first nine months of 2014 and 2013, respectively. The percentage of mortgages in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was 7% and 10% at September 30, 2014 and December 31, 2013, respectively, and the serious delinquency rate for these loans was 8.92% and 9.94%, respectively. The portion of our single-family credit guarantee portfolio with current LTV ratios greater than 100% declined in the first nine months of 2014 primarily due to foreclosures, short sales, and improving home prices in certain geographic areas during the period.
Mortgages with Second Liens
The presence of a second lien can increase the risk that a borrower will default. A second lien reduces the borrower’s equity in the home, and has a negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first mortgage and second lien. Based on data collected by us at loan delivery, approximately 14% of the loans in our single-family credit guarantee portfolio, as of both September 30, 2014 and December 31, 2013, had second-lien financing by third parties at origination of the first mortgage. As of September 30, 2014 and December 31, 2013, we estimate that these loans comprised 18% and 17% of our seriously delinquent loans based on UPB, respectively. Borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages.
Attribute Combinations
Certain combinations of loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $12.7 billion and $12.8 billion of UPB at September 30, 2014 and December 31, 2013, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination, and that $0.3 billion of the UPB was within our New single-family book at both dates. We continue to purchase certain of these loans if they are covered by credit enhancements for the UPB in excess of 80% or if they are HARP loans. Certain mortgage product types, including interest-only or option ARM loans, have features that may also add to credit risk. See “Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about certain attribute combinations of our single-family mortgage loans.
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
Interest-Only Loans
Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only loans represented approximately 2% of the UPB of our single-family credit guarantee portfolio at both September 30, 2014 and December 31, 2013. We discontinued purchasing such loans on September 1, 2010. The balance of these loans has declined significantly in recent years as many of

50	Freddie Mac

these borrowers have repaid their loans, completed foreclosure transfers or foreclosure alternatives, refinanced, or received loan modifications into an amortizing loan product (and thus these loans are no longer classified as interest-only loans).
Option ARM Loans
Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. At both September 30, 2014 and December 31, 2013, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. Included in this exposure was $5.0 billion and $5.5 billion in UPB of option ARM securities underlying certain of our Other Guarantee Transactions at September 30, 2014 and December 31, 2013, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation within this Form 10-Q and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. For reporting purposes, loans within the option ARM category continue to be presented in that category following a modification of the loan, even though the modified loan no longer provides for optional payment provisions. As of September 30, 2014 and December 31, 2013, approximately 12.0% and 11.0%, respectively, of the option ARM loans within our single-family credit guarantee portfolio had been modified. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Conforming Jumbo Loans
For loans originated after September 30, 2011, conforming jumbo loans on a one-family residence have UPB at origination that is greater than $417,000 and up to $625,500 in certain “high-cost” areas. We purchased or guaranteed $14.7 billion and $25.7 billion in UPB of conforming jumbo loans during the nine months ended September 30, 2014 and 2013, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of September 30, 2014 and December 31, 2013 was $76.4 billion and $69.0 billion, respectively, and comprised 5% and 4% of the portfolio at September 30, 2014 and December 31, 2013, respectively. The average size of these loans was approximately $509,000 and $518,000 at September 30, 2014 and December 31, 2013, respectively. See “BUSINESS — Our Business” in our 2013 Annual Report for further information on the conforming loan limits.
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
Subprime Loans
Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information). In addition, we estimate that approximately $1.7 billion and $1.8 billion in UPB of security collateral underlying our Other Guarantee Transactions at September 30, 2014 and December 31, 2013, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At September 30, 2014 and December 31, 2013, we held $30.7 billion and $39.7 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. Approximately 4% and 5% of these securities were investment grade at September 30, 2014 and December 31, 2013, respectively. The credit performance of loans underlying these securities deteriorated significantly since 2008. For information on our exposure to subprime loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Alt-A Loans
Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $50.2 billion as of September 30, 2014 from $56.9 billion as of December 31, 2013 primarily due to borrowers refinancing into other mortgage products, foreclosure transfers, and other liquidation events. For reporting purposes, loans within the Alt-A category continue to be reported in that category following a modification of the loan, even

51	Freddie Mac

though the borrower may have provided full documentation of assets and income before completing the modification. As of September 30, 2014 and December 31, 2013, approximately 19.0% and 16.3%, respectively, of the Alt-A loans within our single-family credit guarantee portfolio had completed a modification. As of September 30, 2014, for Alt-A loans in our single-family credit guarantee portfolio, the average FICO score at origination was 709. Although Alt-A mortgage loans comprised approximately 3% of our single-family credit guarantee portfolio as of September 30, 2014, these loans represented approximately 15% of our credit losses during the nine months ended September 30, 2014.
Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009, we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance mortgage initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to September 30, 2014, we have purchased approximately $30.8 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $1.9 billion in the nine months ended September 30, 2014.
We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At September 30, 2014 and December 31, 2013, we held investments of $6.5 billion and $11.0 billion in UPB, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans. Approximately 4% and 5% of these securities were categorized as investment grade at September 30, 2014 and December 31, 2013, respectively. The credit performance of loans underlying these securities deteriorated significantly since 2008. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
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

52	Freddie Mac

Table 29 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of September 30, 2014
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate
	(dollars in billions)
Loans with one or more specified characteristics	$364.5	90%	8.4%	4.32%
Categories (individual characteristics):
Alt-A	50.2	83	19.0	8.81
Interest-only(4)	29.2	88	0.1	9.89
Option ARM(5)	5.9	80	12.0	10.39
Original LTV ratio greater than 90%, non-HARP mortgages	117.8	88	9.7	4.22
Original LTV ratio greater than 90%, HARP mortgages	151.5	97	0.7	1.09
Lower FICO scores at origination (less than 620)(6)	45.7	80	18.8	8.71

	As of December 31, 2013
	UPB	Estimated Current LTV(2)	Percentage Modified(3)	Serious Delinquency Rate
	(dollars in billions)
Loans with one or more specified characteristics	$364.5	94%	8.1%	5.31%
Categories (individual characteristics):
Alt-A	56.9	87	16.3	10.06
Interest-only(4)	34.7	93	0.2	12.51
Option ARM(5)	6.4	86	11.0	12.30
Original LTV ratio greater than 90%, non-HARP mortgages	103.4	91	10.1	5.66
Original LTV ratio greater than 90%, HARP mortgages	154.3	103	0.5	0.97
Lower FICO scores at origination (less than 620)(6)	47.8	83	17.4	9.99

(1)
Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan. Excludes loans underlying certain Other Guarantee Transactions for which data was not available.

(2)	See endnote (3) to “Table 28 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of current LTV ratios.

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

(5)
For reporting purposes, loans within the option ARM category continue to be reported in that category following modification, even though the modified loan no longer provides for optional payment provisions.

(6)	See endnote (2) to “Table 27 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio” for information on our presentation of FICO scores.
A significant portion of the loans in the higher-risk categories presented in the table above (other than HARP mortgages) are included in our 2005-2008 Legacy single-family book. We have fully discontinued purchases of Alt-A (effective March 1, 2009), interest-only (effective September 1, 2010), and option ARM (since 2007) loans. The UPB of loans with one or more of these higher-risk characteristics in our single-family credit guarantee portfolio was $364.5 billion at both September 30, 2014 and December 31, 2013. We continue to purchase non-HARP mortgage loans with original LTV ratios greater than 90% if they are covered by credit enhancements for the UPB in excess of 80%. We also continue to purchase single-family loans with FICO scores below 620 in limited amounts if they meet our underwriting standards.
Credit Enhancements
We use credit enhancements to mitigate some of our potential credit losses. Credit enhancements include: (a) primary mortgage insurance; (b) pool insurance; (c) recourse to lenders; and (d) STACR and ACIS risk transfer transactions. Our STACR and ACIS risk transfer transactions shift a portion of the mezzanine credit loss position on certain groups of loans in our New single-family book from us to third-party investors.
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

53	Freddie Mac

At September 30, 2014 and December 31, 2013, our credit-enhanced mortgages represented 22% and 17%, respectively, of our single-family credit guarantee portfolio based on UPB, excluding those backing Ginnie Mae Certificates and HFA bonds guaranteed by us under the HFA initiative. Our financial guarantees backed by Ginnie Mae Certificates and HFA bonds under the HFA initiative are excluded because we consider the incremental credit risk to which we are exposed to be insignificant.
The portion of our single-family mortgage purchases in the nine months ended September 30, 2014 and 2013 that had credit enhancements (predominately primary mortgage insurance) was 25% and 16%, respectively. This increase is primarily due to a higher composition of home purchase loans and a lower volume of refinancings, particularly relief refinance loans, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Purchases of loans with LTV ratios above 80% increased in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Refinance loans (other than HARP loans) typically have lower LTV ratios than home purchase loans, and are more likely to have an LTV ratio below 80% and thus not require credit protection as specified in our charter. Under HARP, we allow eligible borrowers who have mortgages with current LTV ratios over 80% to refinance their mortgages without obtaining new mortgage insurance in excess of the insurance coverage, if any, that was already in place.
We recognized recoveries from credit enhancements (excluding recoveries that represent reimbursements for our expenses, such as REO operations expenses) of $0.6 billion and $1.2 billion that reduced our charge-offs of single-family loans during the nine months ended September 30, 2014 and 2013, respectively. Recoveries of charge-offs declined primarily due to lower foreclosures and foreclosure alternative volume in the nine months ended September 30, 2014. Substantially all of these amounts represent recoveries associated with our primary mortgage insurance policies. We recognized recoveries from credit enhancements of $162 million and $139 million during the nine months ended September 30, 2014 and 2013, respectively, as part of REO operations income (expense).
We executed seven credit risk transfer transactions during the nine months ended September 30, 2014. After completing these transactions, we believe we have met our 2014 Conservatorship Scorecard goal to complete credit risk transfer transactions involving single-family mortgages with at least $90 billion in aggregate UPB. These seven transactions consisted of five STACR debt note issuances and two ACIS transactions.
We believe that STACR debt note issuances allow us to transfer substantial credit risk on recently acquired single-family mortgage loans to third parties that invest in the issued notes. In these transactions, we first create a reference pool consisting of single-family mortgage loans. We then create a hypothetical securitization structure with notional credit risk positions (e.g., first, mezzanine, and senior loss positions). We retain the credit risk related to the first loss and senior loss positions. The credit risk related to the mezzanine loss position is typically divided as follows:

•	We transfer a portion of the credit risk on the position to investors through the issuance of STACR debt notes;

•	We may insure an additional portion of the position through an ACIS transaction; and

•	We retain the remaining credit risk related to the position.
For further information about STACR transactions, including a diagram of the structure, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Credit Enhancements” in our 2013 Annual Report on Form 10-K.
The table below provides information about: (a) STACR and ACIS transactions completed during the nine months ended September 30, 2014 and 2013; and (b) balances of STACR and ACIS related amounts as of September 30, 2014 and December 31, 2013.

54	Freddie Mac

Table 30 — Risk Transfer Transactions(1)

	For the Nine Months Ended September 30,
	2014			2013
	Retained by Freddie Mac	Transferred to Third Parties(2)	Total	Retained by Freddie Mac	Transferred to Third Parties(2)	Total
	(in millions)
Issuance information:
First loss positions(3)	$536	$—	$536	$68	$—	$68
Mezzanine loss positions:
STACR debt notes	—	3,876	3,876	—	500	500
Non-issued (and ACIS)(4)	1,626	284	1,910	110	—	110
Subtotal mezzanine loss positions	$1,626	$4,160	5,786	$110	$500	610
Senior (remaining) loss positions	$117,421	$—	117,421	$21,906	$—	21,906
Total reference pools			$123,743			$22,584
Additional ACIS transactions(5)			$270			$—

	As of September 30, 2014			As of December 31, 2013
	Retained by Freddie Mac	Transferred to Third Parties(2)	Total	Retained by Freddie Mac	Transferred to Third Parties(2)	Total
	(in millions)
Remaining balance information:
First loss positions(3)	$708	$—	$708	$174	$—	$174
Mezzanine loss positions:
STACR debt notes	—	4,901	4,901	—	1,107	1,107
Non-issued (and ACIS)(4)	1,694	614	2,308	350	76	426
Subtotal mezzanine loss positions	$1,694	$5,515	7,209	$350	$1,183	1,533
Senior (remaining) loss positions	$166,298	$—	166,298	$55,196	$—	55,196
Total reference pools			$174,215			$56,903

(1)	Based on UPB, except ACIS coverage, which is based on notional amount.

(2)
Mezzanine losses recoverable from third parties is based on a fixed severity schedule, which in some circumstances may also allow us to recover lost interest and other costs associated with resolving problem loans, including foreclosure costs.

(3)	Represents Freddie Mac's exposure to credit losses on loans in the reference pools before any third parties (i.e., investors in STACR debt notes or ACIS insurance counterparties) absorb credit losses.

(4)
Amounts retained by Freddie Mac represent the balance of our mezzanine loss positions in STACR transactions reduced by coverage under ACIS transactions. Amounts transferred to third parties represent coverage under ACIS transactions, and are the maximum amount of coverage provided by insurance counterparties to absorb a portion of our mezzanine credit losses. Not all of our non-issued, mezzanine positions had coverage under ACIS at September 30, 2014.

(5)	Represents an ACIS transaction during the period that relates to the mezzanine loss position of a STACR transaction completed in a prior period.
As of September 30, 2014 there has not been a significant amount of loans that experienced a credit event within the reference pools covered by STACR debt note transactions nor any claims for loss recoveries covered by our ACIS transactions.
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
During the nine months ended September 30, 2014, we helped approximately 94,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various workout programs, and we completed approximately 39,000 foreclosures. We bear the full costs associated with our loan workouts and foreclosure alternatives on mortgages that we own or guarantee, and do not receive any reimbursement from Treasury. These costs include borrower and servicer incentive fees as well as the cost of any monthly payment reductions.

55	Freddie Mac

Home Affordable Modification Program and Non-HAMP Modifications
Our primary loan modification initiatives are HAMP and our non-HAMP standard loan modification initiatives. These initiatives require that each borrower complete at least a three month trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. HAMP is scheduled to end in December 2015. In June 2014, Treasury announced that it would be extended for at least another year. However, it is still not known if FHFA will direct us to extend our version of HAMP as well. In 2013, as part of the servicing alignment initiative, we implemented a streamlined modification initiative, which provides an additional modification opportunity to certain borrowers. The modification that borrowers receive under this initiative has the same mortgage terms as our non-HAMP standard modification.
During the nine months ended September 30, 2014, approximately 52,000 borrowers (including 17,000 borrowers in the third quarter of 2014) having loans with aggregate UPB of $10.1 billion completed modifications under all of our programs, and as of September 30, 2014, approximately 23,000 borrowers were in the modification trial period. For information about the percentage of completed loan modifications that remained current, see “Table 32 — Quarterly Percentages of Modified Single-Family Loans — Current or Paid Off.”
In recent years, our non-HAMP modifications have represented the majority of our modification volume. The portion of our modification volume that is HAMP-related continued to decline in the first nine months of 2014 primarily due to the decline in the number of borrowers eligible for HAMP.
During the first nine months of 2014, approximately 42,000 borrowers completed a non-HAMP loan modification. As of September 30, 2014, the percentage of our non-HAMP modifications that were completed in 2012 and 2013 that subsequently became seriously delinquent, proceeded to foreclosure transfer, completed a short sale, or were remodified was approximately 21% and 14%, respectively.
Based on information provided by the MHA Program administrator, our servicers had completed approximately 249,000 loan modifications under HAMP from the introduction of the initiative in 2009 through September 30, 2014. According to the administrator, the number of our loans in the HAMP trial period was 2,900 as of September 30, 2014. As of September 30, 2014, the percentage of our HAMP modifications that were completed in 2012 and 2013 that subsequently became seriously delinquent, proceeded to foreclosure transfer, completed a short sale, or were remodified was approximately 15% and 10%, respectively.
We incurred $26 million and $83 million of servicer incentive expenses on modified loans (both HAMP and non-HAMP) during the three and nine months ended September 30, 2014, respectively, as compared to $40 million and $112 million of such incentives during the three and nine months ended September 30, 2013, respectively. We also incur certain incentives for borrowers who continue to perform under their HAMP modification, which are included within our provision for credit losses on our consolidated statements of comprehensive income.
Many of our HAMP loans have provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. We refer to these types of loans as “step-rate modified loans.” The risk of default may increase for borrowers with step-rate modified loans due to the increase in monthly payments resulting from these scheduled increases in the contractual interest rate of the loan. There were $42.8 billion in UPB of step-rate modified loans in our single-family credit guarantee portfolio at September 30, 2014. Approximately 7% of these loans will experience interest rate resets in the fourth quarter of 2014, and approximately 48% will experience rate resets in 2015. As of September 30, 2014, the average current contractual interest rate for all step-rate modified loans was 2.3%, and the average final interest rate that these loans are scheduled to reach in the future was 4.5%.
Loan Workout Volumes and Modification Performance
The table below presents volumes of single-family loan workouts, seriously delinquent loans, and foreclosures for the three and nine months ended September 30, 2014 and 2013.

56	Freddie Mac

Table 31 — Single-Family Loan Workout, Serious Delinquency, and Foreclosure Volumes(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances
	(dollars in millions)
Home retention actions:
Loan modifications
with no change in terms(2)	73	$8	43	$6	287	$37	127	$15
with term extension	5,194	751	2,161	200	10,103	1,516	4,310	347
with change in interest rate and, in certain cases, term extension	7,953	1,526	11,678	1,679	27,722	5,332	33,966	4,768
with change in interest rate, term extension and principal forbearance	3,663	839	6,659	2,405	14,026	3,195	22,028	7,666
Total loan modifications(3)	16,883	3,124	20,541	4,290	52,138	10,080	60,431	12,796
Repayment plans(4)	5,441	759	6,603	926	19,744	2,769	21,515	3,016
Forbearance agreements(5)	2,148	401	2,586	488	6,751	1,255	8,888	1,730
Total home retention actions	24,472	4,284	29,730	5,704	78,633	14,104	90,834	17,542
Foreclosure alternatives:
Short sale	3,881	829	10,230	2,223	12,235	2,621	35,211	7,717
Deed in lieu of foreclosure transactions	969	149	768	125	2,740	433	1,671	270
Total foreclosure alternatives	4,850	978	10,998	2,348	14,975	3,054	36,882	7,987
Total single-family loan workouts	29,322	$5,262	40,728	$8,052	93,608	$17,158	127,716	$25,529
Seriously delinquent loan additions	48,323		58,176		144,375		180,481
Single-family foreclosures(6)	11,807		21,644		39,428		64,158
Seriously delinquent loans, at period end	207,862		276,124		207,862		276,124

(1)
Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent or effective, such as loans in modification trial periods. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these workouts have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive, and a loan in one category may also be included within another category in the same period (see endnote 5).

(2)	Under this modification type, past due amounts are added to the principal balance and amortized based on the original contractual loan terms.

(3)
Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator, in part, due to differences in the timing of recognizing the completions by us and the administrator.

(4)
Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes borrowers that are actively repaying past due amounts under a repayment plan, which totaled 14,273 and 17,089 borrowers as of September 30, 2014 and 2013, respectively.

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

Both our loan modification volume and the number of seriously delinquent loans remaining in the portfolio declined during the three and nine months ended September 30, 2014, compared to the 2013 periods, primarily due to lower volumes of single-family loans becoming seriously delinquent in the 2014 periods. We expect our loan modification volume in 2014 will be lower than in 2013. The volume of foreclosures has moderated in recent periods and reflects a 39% decline in the first nine months of 2014 compared to the first nine months of 2013.
The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $84.7 billion as of September 30, 2014 from $81.7 billion as of December 31, 2013. The number of modified loans in our single-family credit guarantee portfolio continued to increase, and such loans comprised approximately 4.0% and 3.8% of our single-family credit guarantee portfolio as of September 30, 2014 and December 31, 2013, respectively. For the nine months ended September 30, 2014, approximately 45% of our loan modifications were related to loans which were 180 days or more delinquent prior to the modification effective date. The estimated weighted average current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 95% at September 30, 2014. The serious delinquency rate on these loans was 12% as of September 30, 2014.
The volume of short sale transactions declined significantly in the three and nine months ended September 30, 2014 compared to the same periods in 2013. Our short sale activity has declined for the last six consecutive quarters.
The table below presents: (a) the percentage of modified single-family loans completed between the fourth quarter of 2011 and the third quarter of 2013 that were current or paid off one year after modification; and (b) the percentage of modified

57	Freddie Mac

single-family loans completed between the fourth quarter of 2011 and the third quarter of 2012 that were current or paid off two years after modification.
Table 32 — Quarterly Percentages of Modified Single-Family Loans — Current or Paid Off(1)

	Quarter of Loan Modification Completion(2)
	3Q 2013	2Q 2013	1Q 2013	4Q 2012	3Q 2012	2Q 2012	1Q 2012	4Q 2011
One Year Post-Modification
HAMP modifications	80%	80%	82%	80%	80%	81%	81%	79%
Non-HAMP modifications	73	74	76	72	72	74	62	58
Total	75	76	78	75	76	78	76	73

Two Years Post-Modification
HAMP modifications	N/A	N/A	N/A	N/A	76%	78%	77%	75%
Non-HAMP modifications	N/A	N/A	N/A	N/A	67	69	57	55
Total	N/A	N/A	N/A	N/A	71	75	73	68

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

During the nine months ended September 30, 2014, refinancings comprised approximately 46% of our single-family purchase and issuance volume, compared with 76% in the nine months ended September 30, 2013. We attribute this decline to higher average mortgage interest rates in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Many borrowers have already refinanced their loans in recent years at relatively low interest rates, and thus may be less likely to do so in the future.
The following table provides information about the volume of our relief refinance purchases as well as information about the serious delinquency rates of these loans.

58	Freddie Mac

Table 33 — Single-Family Relief Refinance Loans(1)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	UPB	Number of Loans	Average Loan Balance(2)	UPB	Number of Loans	Average loan Balance(2)
	(dollars in millions, except for average loan balances)
Purchases of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$1,232	7,475	$165,000	$10,494	56,282	$186,000
Above 100% to 125% LTV ratio	3,581	19,986	179,000	18,511	96,626	192,000
Above 80% to 100% LTV ratio	6,756	39,784	170,000	25,944	144,037	180,000
Other (80% and below LTV ratio)	9,988	73,396	136,000	31,689	233,575	136,000
Total relief refinance mortgages	$21,557	140,641	153,000	$86,638	530,520	163,000

	As of September 30, 2014			As of December 31, 2013
	UPB	Number of Loans	Serious Delinquency Rate	UPB	Number of Loans	Serious Delinquency Rate
	(dollars in millions)
Balance of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$30,530	162,526	1.22%	$30,579	158,531	0.90%
Above 100% to 125% LTV ratio	67,227	348,680	1.11	68,416	344,832	1.01
Above 80% to 100% LTV ratio	111,746	614,117	0.89	114,688	610,128	0.85
Other (80% and below LTV ratio)	126,286	955,681	0.35	127,991	936,038	0.32
Total relief refinance mortgages	$335,789	2,081,004	0.70	$341,674	2,049,529	0.64

(1)
Purchase data consists of all single-family relief refinance mortgage loans that we either purchased or guaranteed during the period, including those associated with other guarantee commitments and Other Guarantee Transactions. Includes purchases of mortgage loans for securitization that were previously associated with other guarantee commitments.

(2)	Rounded to the nearest thousand.
For more information on relief refinance loans, including HARP, in our single-family credit guarantee portfolio, see "Table 26 — Single-Family Credit Guarantee Portfolio Data by Year of Origination," and "Table 27 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio."
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
The serious delinquency rate of our single-family credit guarantee portfolio declined to 1.96% as of September 30, 2014 (which is the lowest level since January 2009) from 2.39% as of December 31, 2013, continuing the trend of improvement that began in 2010. The improvement in our serious delinquency rate is primarily due to lower volumes of single-family loans becoming seriously delinquent, continued loss mitigation and foreclosure activities for loans in the Legacy single-family books, and the sale of certain seriously delinquent loans in the third quarter of 2014. As of September 30, 2014, our serious delinquency rate for the aggregate of those states that require a judicial foreclosure and all other states was 2.72% and 1.33%, respectively, compared to 3.31% and 1.63%, respectively, as of December 31, 2013.

59	Freddie Mac

Our serious delinquency rates have been affected by delays, including those due to increases in foreclosure process timeframes, general constraints on servicer capacity (which affects the rate at which servicers modify or foreclose upon loans), and court backlogs (in states that require a judicial foreclosure process). These situations generally extend the time it takes for the loans to be modified, foreclosed upon, or otherwise resolved, and thus transition out of serious delinquency. As of September 30, 2014 and December 31, 2013, the percentage of seriously delinquent loans that have been delinquent for more than six months was 70% and 71%, respectively, and most of these loans have been delinquent for longer than one year. Loans that have been delinquent for more than a year are more challenging to resolve as many of these borrowers: (a) may not be in contact with the servicer; (b) may not be eligible for modifications; (c) are in geographic areas where the foreclosure process has lengthened or is subject to judicial review; or (d) may determine that it is not economically beneficial for them to enter into a modification due to the amount of costs incurred on their behalf while the loan was delinquent. The longer a loan remains delinquent, the greater the associated costs we incur, in part due to expenses associated with loss mitigation and foreclosure.
The table below presents serious delinquency rates and information about seriously delinquent loans in our single-family credit guarantee portfolio.
Table 34 — Single-Family Serious Delinquency Statistics

		As of September 30, 2014			As of December 31, 2013
		Percentage(1)	Serious Delinquency Rate(2)		Percentage(1)	Serious Delinquency Rate(2)
Credit Protection:
Non-credit-enhanced		78%	1.80%		83%	2.09%
Credit-enhanced:(3)
Primary mortgage insurance		13%	2.84%		12%	4.40%
Other(4)		11%	1.41%		5%	3.66%
Total(5)			1.96%			2.39%

	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate
State:(6)(7)
Florida	28,613	14%	4.37%	42,948	17%	6.44%
New York	19,765	10	4.11	21,459	8	4.41
New Jersey	17,232	8	5.58	19,306	8	6.20
Illinois	12,408	6	2.26	15,521	6	2.79
California	11,871	6	0.97	15,620	6	1.30
All others	115,823	56	1.57	137,907	55	1.85
Total	205,712	100%		252,761	100%

	# of Seriously Delinquent Loans	Percent		# of Seriously Delinquent Loans	Percent
Aging, by locality:(7)
Judicial states:(8)
Less than or equal to 1 year	49,928	25%		59,129	23%
More than 1 year and less than or equal to 2 years	24,057	12		30,604	12
More than 2 years	52,377	25		65,154	26
Non-judicial states:(8)
Less than or equal to 1 year	49,795	24		60,175	24
More than 1 year and less than or equal to 2 years	14,292	7		17,968	7
More than 2 years	15,263	7		19,731	8
Combined:(8)
Less than or equal to 1 year	99,723	49		119,304	47
More than 1 year and less than or equal to 2 years	38,349	19		48,572	19
More than 2 years	67,640	32		84,885	34
Total	205,712	100%		252,761	100%

Payment Status:
One month past due	1.54%			1.73%
Two months past due	0.51%			0.57%

60	Freddie Mac

(1)	Represents the portion of loans in our single-family credit guarantee portfolio for each category of credit protection.

(2)
In the third quarter of 2014, we revised our presentation of single-family non-credit enhanced and credit-enhanced serious delinquency rates. As part of this revision, we began categorizing loans covered by our STACR and ACIS risk transfer transactions as credit-enhanced, whereas they had previously been categorized as non-credit-enhanced. This revision did not impact our total single-family serious delinquency rate. Prior periods have been revised to conform with the current presentation.

(3)
The credit enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit protection. See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.

(4)
Consists of single-family mortgage loans covered by financial arrangements (other than primary mortgage insurance) that are designed to reduce our credit risk exposure, including loans in reference pools of mortgages covered by STACR transactions as well as other forms of credit protection.

(5)	As of September 30, 2014 and December 31, 2013, approximately 54% and 61%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

(6)	Represent the states with the highest number of seriously delinquent loans as of September 30, 2014.

(7)
Excludes loans underlying certain single-family Other Guarantee Transactions since the geographic information is not available to us for these loans. The serious delinquency rate for all single-family Other Guarantee Transactions was 10.37% and 10.91% as of September 30, 2014 and December 31, 2013, respectively. Single-family Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics.

(8)
For this presentation, the states and territories classified as having a judicial foreclosure process consist of: CT, DC, DE, FL, HI, IA, IL, IN, KS, KY, LA, ME, ND, NE, NJ, NM, NY, OH, OK, OR, PA, PR, SC, SD, VI, VT, and WI. All other states are classified as having a non-judicial foreclosure process.

Our servicing guidelines require that our servicers refrain from starting the foreclosure process on a primary residence until a loan is at least 121 days delinquent, regardless of where the property is located. However, we evaluate the timeliness of foreclosure completion by our servicers based on the state where the property is located. Our servicing guide states that for loans beginning the foreclosure process since July 2013, the expected timeline to complete foreclosure, excluding allowable delays, ranges from 240 days in Alabama to 820 days in New York (and 990 days within New York City). Our guide provides for instances of allowable foreclosure delays in excess of the expected timelines for specific situations involving delinquent loans, such as when the borrower files for bankruptcy or appeals a denial of a loan modification. On October 20, 2014, FHFA announced that FHFA, Freddie Mac and Fannie Mae reached an agreement in principle on modifying compensatory fees and foreclosure timelines, the details of which will be announced in the near future.
The table below presents the average completion times in certain states for foreclosures completed during the nine months ended September 30, 2014 and 2013.
Table 35 — Foreclosure Timelines for Single-Family Loans(1)

	Nine Months Ended September 30,
	2014	2013
	(average days)
Judicial states:
Florida	1,313	1,221
New Jersey	1,361	1,204
New York	1,262	1,090
All other judicial states	780	763
Judicial states, in aggregate	1,025	927
Non-judicial states, in aggregate	661	561
Total	874	760

(1)	Average days presented are based on foreclosures completed in the period. All averages exclude those loans underlying our Other Guarantee Transactions.
During the nine months ended September 30, 2014, a significant number of loans that had been subject to delays shown above (and that had been delinquent for more than a year) completed the foreclosure process, which caused the nationwide average time for foreclosure completions to increase compared to the nine months ended September 30, 2013.
The tables below present serious delinquency rates categorized by borrower and loan characteristics, including geographic region and origination year, and indicate that certain concentrations of loans have been more adversely affected by declines in home prices and weak economic conditions during the housing crisis that began in 2006.

61	Freddie Mac

Table 36 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of September 30, 2014			As of December 31, 2013
	Alt-A UPB	Non Alt-A UPB	Total UPB	Alt-A UPB	Non Alt-A UPB	Total UPB
	(in billions)
Geographic distribution:
Arizona, California, Florida, and Nevada(1)	$21	$409	$430	$23	$399	$422
Illinois, Michigan, and Ohio(2)	3	170	173	4	172	176
New York and New Jersey(3)	7	138	145	7	138	145
All other states	19	892	911	23	887	910
Year of origination(4):
2014	—	134	134	N/A	N/A	N/A
2013	—	272	272	—	270	270
2012	—	247	247	—	265	265
2011	—	108	108	—	120	120
2010	—	100	100	—	113	113
2009	—	104	104	—	120	120
HARP and other relief refinance loans(4)	—	336	336	—	342	342
2005-2008 Legacy single-family book	42	187	229	48	220	268
Pre-2005 Legacy single-family book	8	121	129	9	146	155

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)
Credit Losses
Geographic distribution:
Arizona, California, Florida, and Nevada(1)	$183	$877	$1,060	$702	$1,445	$2,147
Illinois, Michigan, and Ohio(2)	56	415	471	136	691	827
New York and New Jersey(3)	70	226	296	42	86	128
All other states	116	903	1,019	202	1,086	1,288
Year of origination(4):
2014	—	—	—	N/A	N/A	N/A
2013	—	—	—	—	—	—
2012	—	2	2	—	1	1
2011	—	4	4	—	7	7
2010	—	16	16	—	22	22
2009	—	47	47	—	79	79
Subtotal - New single-family book	—	69	69	—	109	109
HARP and other relief refinance loans(4)	—	209	209	—	268	268
2005-2008 Legacy single-family book	403	1,953	2,356	1,042	2,560	3,602
Pre-2005 Legacy single-family book	22	190	212	40	371	411

(1)	Represents the four states that had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured using Freddie Mac’s home price index.

(2)	Represents selected states in the North Central region that have experienced adverse economic conditions since 2006.

(3)	Represents two states with a judicial foreclosure process in which there are a significant number of seriously delinquent loans within our single-family credit guarantee portfolio.

(4)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2014). All other refinance loans are presented in the year that the refinancing occurred. Prior period information has been revised to conform with the current period presentation.

62	Freddie Mac

Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of September 30, 2014
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified(3)	Serious Delinquency Rate
By Product Type
FICO scores < 620:
20 and 30- year or more amortizing fixed-rate	1.2%	7.19%	0.6%	10.52%	0.6%	15.87%	2.4%	23.0%	9.51%
15- year amortizing fixed-rate	0.2	3.31	—	2.27	—	3.56	0.2	1.1	3.26
ARMs/adjustable rate(4)	0.1	9.58	—	15.64	—	29.09	0.1	14.5	11.99
Interest-only(5)	—	11.12	0.1	19.05	—	26.58	0.1	0.2	18.89
Other(6)	—	3.82	—	9.41	—	17.71	—	6.1	5.49
Total FICO scores < 620	1.5	6.40	0.7	10.52	0.6	16.22	2.8	18.8	8.71
FICO scores of 620 to 659:
20 and 30- year or more amortizing fixed-rate	2.6	4.73	1.2	8.04	0.8	13.45	4.6	17.6	6.78
15- year amortizing fixed-rate	0.5	1.95	—	1.57	0.1	1.36	0.6	0.5	1.92
ARMs/adjustable rate(4)	0.1	4.43	—	11.19	0.1	25.80	0.2	4.1	7.36
Interest-only(5)	0.1	8.43	0.1	14.14	—	23.84	0.2	0.3	15.60
Other(6)	—	3.44	—	4.03	—	7.29	—	2.9	4.32
Total FICO scores of 620 to 659	3.3	4.06	1.3	7.92	1.0	13.87	5.6	13.6	6.07
FICO scores of ≥ 660:
20 and 30- year or more amortizing fixed-rate	50.4	0.94	13.9	2.31	4.7	6.56	69.0	3.9	1.57
15- year amortizing fixed-rate	15.5	0.31	0.8	0.38	0.2	0.70	16.5	0.1	0.32
ARMs/adjustable rate(4)	3.6	0.89	0.5	4.12	0.1	16.36	4.2	0.8	1.75
Interest-only(5)	0.6	3.88	0.5	8.99	0.4	15.77	1.5	0.1	8.92
Other(6)	—	1.88	0.1	1.67	—	3.20	0.1	1.1	2.01
Total FICO scores ≥ 660	70.1	0.76	15.8	2.41	5.4	7.10	91.3	2.7	1.33
Total FICO scores not available	0.2	5.48	0.1	11.96	—	20.03	0.3	10.1	6.67
All FICO scores:
20 and 30- year or more amortizing fixed-rate	54.3	1.40	15.7	3.18	6.1	8.45	76.1	5.7	2.27
15- year amortizing fixed-rate	16.2	0.44	0.9	0.50	0.2	0.86	17.3	0.1	0.45
ARMs/adjustable rate(4)	3.8	1.41	0.5	5.24	0.2	18.80	4.5	1.5	2.46
Interest-only(5)	0.7	4.46	0.6	9.84	0.5	17.09	1.8	0.1	9.89
Other(6)	0.1	8.41	0.2	5.38	—	11.21	0.3	10.1	7.82
Total single-family credit guarantee portfolio(7)	75.1%	1.15%	17.9%	3.28%	7.0%	8.92%	100.0%	4.0%	1.96%
By Region(8)
FICO scores < 620:
North Central	0.3%	4.92%	0.1%	7.68%	0.1%	12.37%	0.5%	17.6%	7.00%
Northeast	0.4	9.71	0.2	16.09	0.2	23.66	0.8	21.6	13.11
Southeast	0.3	6.68	0.1	9.99	0.2	16.77	0.6	19.8	9.16
Southwest	0.2	5.08	0.1	9.66	—	14.39	0.3	12.8	6.19
West	0.3	4.35	0.2	7.98	0.1	11.17	0.6	20.9	6.17
Total FICO scores < 620	1.5	6.40	0.7	10.52	0.6	16.22	2.8	18.8	8.71
FICO scores of 620 to 659:
North Central	0.5	3.22	0.3	5.86	0.2	10.21	1.0	12.9	4.91
Northeast	0.9	6.15	0.3	12.61	0.3	21.18	1.5	15.0	9.27
Southeast	0.6	4.42	0.3	7.77	0.3	14.63	1.2	14.5	6.70
Southwest	0.5	3.02	0.1	6.08	—	10.71	0.6	8.4	3.75
West	0.8	2.98	0.3	6.49	0.2	10.27	1.3	16.7	4.67
Total FICO scores of 620 to 659	3.3	4.06	1.3	7.92	1.0	13.87	5.6	13.6	6.07
FICO scores ≥ 660:
North Central	11.4	0.59	3.4	1.76	1.0	4.93	15.8	2.2	1.04
Northeast	18.2	1.12	4.2	3.82	1.2	11.77	23.6	2.7	1.96
Southeast	10.2	0.98	2.9	2.48	1.4	7.95	14.5	3.2	1.78
Southwest	8.9	0.55	1.8	1.11	0.1	3.94	10.8	1.2	0.67
West	21.4	0.50	3.5	2.33	1.7	5.30	26.6	3.8	0.99
Total FICO scores ≥ 660	70.1	0.76	15.8	2.41	5.4	7.10	91.3	2.7	1.33
Total FICO scores not available	0.2	5.48	0.1	11.96	—	20.03	0.3	10.1	6.67
All FICO scores:
North Central	12.1	0.86	3.8	2.42	1.3	6.52	17.2	3.5	1.53
Northeast	19.5	1.71	4.8	5.14	1.7	14.58	26.0	4.2	2.87
Southeast	11.2	1.49	3.4	3.42	1.8	9.76	16.4	4.9	2.56
Southwest	9.7	0.95	2.0	1.99	0.2	6.43	11.9	2.3	1.17
West	22.6	0.69	3.9	2.85	2.0	6.23	28.5	4.8	1.31
Total single-family credit guarantee portfolio(7)	75.1%	1.15%	17.9%	3.28%	7.0%	8.92%	100.0%	4.0%	1.96%

(1)	The current LTV ratios are our estimates. See endnote (3) to “Table 28 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.

(2)	Based on UPB of the single-family credit guarantee portfolio. Within these columns, "—" represents less than 0.05%.

63	Freddie Mac

(3)
Represents the percentage of loans, based on loan count, in our single-family credit guarantee portfolio at period end that have been modified, including those with no changes in interest rate or maturity date, but where past due amounts have been added to the outstanding principal balance of the loan.

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

(7)
The total of all FICO scores categories may not sum due to the inclusion of loans where FICO scores are not available in the respective totals for all loans. See endnote (4) to “Table 28 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our presentation of FICO scores.

(8)
Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

Multifamily Mortgage Credit Risk
To manage our multifamily mortgage portfolio credit risk, we focus on several key areas: (a) using prudent standards and processes with a prior approval underwriting approach on the loans we purchase or guarantee; (b) selling the expected credit risk to private investors that hold the subordinated tranches in our multifamily K Certificate transactions; (c) portfolio diversification, particularly by product and geographic area; and (d) portfolio management activities, including loss mitigation and use of credit enhancements. We monitor the loan performance, the underlying properties and a variety of mortgage loan characteristics that may affect the default experience on our multifamily mortgage portfolio, such as DSCR, LTV ratio, geographic location, payment type, and loan maturity. See “NOTE 5: IMPAIRED LOANS” for information about loss mitigation activities that we have classified as TDRs and subsequent performance information of these loans. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about the loans in our multifamily mortgage portfolio, including geographic concentrations of these loans.
The table below provides certain attributes of our multifamily mortgage portfolio at September 30, 2014 and December 31, 2013.

64	Freddie Mac

Table 38 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate(1) at
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(dollars in billions)
Original LTV ratio
Below 75%	$94.7	$93.1	0.02%	0.06%
75% to 80%	34.8	34.1	0.04	0.15
Above 80%	5.7	5.6	0.04	0.19
Total	$135.2	$132.8	0.03%	0.09%
Weighted average LTV ratio at origination	70%	70%
Maturity Dates
2014	$0.2	$2.1	—%	0.12%
2015	4.8	6.9	—	0.05
2016	9.4	11.2	—	—
2017	9.3	10.0	—	0.43
2018	16.4	17.0	—	—
2019	17.8	17.5	0.07	0.07
Beyond 2019	77.3	68.1	0.03	0.09
Total	$135.2	$132.8	0.03%	0.09%
Year of Acquisition or Guarantee(2)
2007 and prior	$29.3	$34.2	0.08%	0.24%
2008	11.6	13.2	0.03	0.18
2009	10.3	11.2	—	—
2010	10.3	10.9	0.12	0.13
2011	15.2	15.9	—	—
2012	23.0	23.7	—	—
2013	22.5	23.7	—	—
2014	13.0	N/A	—	N/A
Total	$135.2	$132.8	0.03%	0.09%
Current Loan Size
Above $25 million	$51.5	$50.6	—%	0.05%
Above $5 million to $25 million	74.6	73.2	0.04	0.11
$5 million and below	9.1	9.0	0.12	0.14
Total	$135.2	$132.8	0.03%	0.09%
Legal Structure
Unsecuritized loans	$51.7	$59.2	0.02%	0.08%
K Certificates	69.7	59.8	0.02	0.07
Other Freddie Mac mortgage-related securities	4.8	4.8	0.24	0.59
Other guarantee commitments	9.0	9.0	—	—
Total	$135.2	$132.8	0.03%	0.09%
Credit Enhancement
Credit-enhanced	$79.5	$70.2	0.03%	0.11%
Non-credit-enhanced	55.7	62.6	0.02	0.07
Total	$135.2	$132.8	0.03%	0.09%
Payment Type
Interest-only	$20.1	$20.1	—%	0.14%
Partial interest-only(3)	30.6	32.6	—	—
Amortizing	84.5	80.1	0.05	0.12
Total	$135.2	$132.8	0.03%	0.09%

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

Multifamily Product Types
Most multifamily loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity. Therefore, the borrower’s potential inability to refinance or pay off the loan at maturity is a key loan attribute we monitor. Borrowers may be less able to refinance their obligations during periods of rising interest rates or adverse market conditions, which could lead to default if the borrower is unable to find affordable refinancing before the loan matures. Of the $51.7 billion in UPB of our unsecuritized multifamily mortgage loans on our consolidated balance sheets as of September 30, 2014, approximately 9% will mature during the fourth quarter of 2014 and 2015, and the remaining 91% will mature in 2016 and beyond.
Our multifamily mortgage portfolio consists of product types that are categorized based on loan terms. Multifamily loans may: (a) be amortizing or interest-only (for the full term or a portion thereof); and (b) have a fixed or variable rate of interest. Our multifamily loans generally have shorter terms than single-family mortgages and typically have balloon maturities ranging from five to ten years. At September 30, 2014 and December 31, 2013, approximately 63% and 60%, respectively, of our multifamily mortgage portfolio consisted of amortizing loans, which reduce our credit exposure over time since the UPB of the loan declines with each mortgage payment. In addition, as of September 30, 2014 and December 31, 2013, approximately 23% and 25%, respectively, of our multifamily mortgage portfolio consisted of partial interest-only loans, which after a defined period of time will begin to include amortization of principal.
Multifamily Credit Enhancements
Our primary business model in the Multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. With this model, we have securitized $83.9 billion in UPB of multifamily loans between 2009 and September 30, 2014 and have attracted private capital to the multifamily market from investors who purchase subordinated securities that we do not issue or guarantee. These securities are backed by loans that are sourced by our seller/servicers and directly underwritten by us. Our K Certificate transactions are structured such that private investors (that hold unguaranteed subordinated securities) are the first to absorb losses on the underlying loans and the amount of subordination to the guaranteed certificates is set at a level that we believe is sufficient to cover the expected credit losses on the loans. As a result, we believe private investors will absorb the expected credit risk in these transactions and thereby reduce the loss exposure to us and U.S. taxpayers. At September 30, 2014 and December 31, 2013, the UPB of K Certificates with subordination coverage was $69.2 billion and $59.3 billion, respectively, and the average subordination coverage on these securities was 18% at both dates. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio.
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
Our delinquency rates continue to be among the lowest in the industry. There were 9 and 16 delinquent loans in our multifamily mortgage portfolio at September 30, 2014 and December 31, 2013, respectively. Our multifamily mortgage portfolio delinquency rate of 0.03% and 0.09% at September 30, 2014 and December 31, 2013, respectively, reflects continued strong portfolio performance and positive market fundamentals. Our delinquency rate for credit-enhanced loans was 0.03% and 0.11% at September 30, 2014 and December 31, 2013, respectively, and for non-credit-enhanced loans was 0.02% and 0.07% at September 30, 2014 and December 31, 2013, respectively. The delinquency rate on loans underlying our K Certificates transactions was 0.02% and 0.07% at September 30, 2014 and December 31, 2013, respectively. Since we began issuing K Certificates, we have experienced no credit losses associated with our guarantees on these securities. As of September 30, 2014, approximately 67% of the loans in our multifamily mortgage portfolio that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans and guarantees.
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

66	Freddie Mac

The table below provides information about TDRs and non-accrual mortgage loans on our consolidated balance sheets.
Table 39 — TDRs and Non-Accrual Mortgage Loans(1)

	September 30, 2014	December 31, 2013	September 30, 2013
TDRs on accrual status:	(dollars in millions)
Single-family	$82,152	$78,033	$73,416
Multifamily	597	675	700
Subtotal —TDRs on accrual status	82,749	78,708	74,116
Non-accrual loans:
Single-family(2)	34,145	42,829	46,615
Multifamily(3)	411	628	934
Subtotal — non-accrual loans	34,556	43,457	47,549
Total TDRs and non-accrual mortgage loans	$117,305	$122,165	$121,665

Loan loss reserves associated with:
TDRs on accrual status	$14,079	$14,254	$13,590
Non-accrual loans	7,336	8,924	9,861
Total loan loss reserves associated with TDRs and non-accrual loans(4)	$21,415	$23,178	$23,451

Ratio of total loan loss reserves (excluding TDR concessions) to net charge-offs for single-family loans(5)	3.1	2.6	1.9
Ratio of total loan loss reserves to net charge-offs for single-family loans(6)	6.3	4.9	3.4

	For the nine months ended September 30,
	2014		2013
Foregone interest income on TDR and non-accrual mortgage loans(7):	(in millions)
Single-family	$2,574		$2,896
Multifamily	4		6
Total foregone interest income on TDR and non-accrual mortgage loans	$2,578		$2,902

(1)	Based on UPB.

(2)	Includes $17.9 billion, $19.6 billion, and $20.4 billion in UPB of seriously delinquent loans classified as TDRs at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

(3)	Includes $0.4 billion, $0.6 billion, and $0.9 billion in UPB of loans that were current as of September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

(4)	The total loan loss reserve for all loans was $22.7 billion, $24.7 billion, and $25.0 billion as of September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

(5)
Calculated as: (a) the total loan loss reserve balance for single-family loans less our estimate of reserve amounts associated with TDR concessions as of September 30, 2014, December 31, 2013, and September 30, 2013; divided by (b) the annualized charge-offs, net of recoveries (excluding recoveries for settlement related amounts), associated with single-family loans during the three months ended September 30, 2014, December 31, 2013, and September 30, 2013, respectively. Both the charge-offs and loan loss reserves exclude amounts associated with loans acquired with deteriorated credit quality (at time of our acquisition).

(6)
Calculated as: (a) the total loan loss reserve balance for single-family loans as of September 30, 2014, December 31, 2013, and September 30, 2013; divided by (b) the annualized charge-offs, net of recoveries (excluding recoveries for settlement related amounts), associated with single-family loans during the three months ended September 30, 2014, December 31, 2013, and September 30, 2013, respectively. Both the charge-offs and loan loss reserves exclude amounts associated with loans acquired with deteriorated credit quality (at time of our acquisition).

(7)
Represents the amount of interest income that we did not recognize, but would have recognized during the period for TDR and non-accrual mortgage loans outstanding at the end of each period had the loans performed according to their original contractual terms. Also includes reversals of previously recognized interest income. The majority of our multifamily TDR loans were current as of the end of each period and interest income has been recognized on a cash basis.

The UPB of our non-accrual mortgage loans declined to $34.6 billion as of September 30, 2014 from $43.5 billion as of December 31, 2013, and the UPB of mortgage loans classified as TDR continued to increase. We expect the amount of mortgage loans classified as TDRs to remain at elevated levels for the foreseeable future. The portion of our single-family loan loss reserve associated with mortgage loans classified as TDR where we have reduced the contractual interest rate (i.e., provided an interest rate concession to the borrower) was approximately 62% of the loan loss reserve associated with single-family TDR loans at September 30, 2014. See “Credit Loss Performance — Loan Loss Reserves” for information about the decline in our loan loss reserves in the first nine months of 2014.
REO Assets
The table below provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. See “Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about regional serious delinquency rates of loans in our single-family credit guarantee portfolio.

67	Freddie Mac

Table 40 — REO Activity by Region(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(number of properties)
REO Inventory
Single-family:
Inventory, beginning of period	36,134	44,623	47,307	49,071
Acquisitions, by region:
Northeast	1,706	3,317	5,960	7,217
Southeast	3,025	6,697	12,377	17,792
North Central	2,279	5,488	8,208	16,542
Southwest	768	1,668	2,954	5,446
West	870	2,271	4,125	6,743
Total single-family acquisitions	8,648	19,441	33,624	53,740
Dispositions, by region:
Northeast	(2,344)	(1,618)	(7,099)	(5,046)
Southeast	(5,637)	(5,135)	(17,833)	(15,791)
North Central	(4,196)	(5,959)	(15,352)	(20,091)
Southwest	(1,322)	(1,964)	(4,862)	(6,636)
West	(1,939)	(2,269)	(6,441)	(8,128)
Total single-family dispositions	(15,438)	(16,945)	(51,587)	(55,692)
Inventory at September 30,	29,344	47,119	29,344	47,119

Multifamily:
Inventory, beginning of period	1	5	1	6
Acquisitions	—	—	1	3
Dispositions	(1)	(4)	(2)	(8)
Inventory at September 30,	—	1	—	1
Total inventory at September 30,	29,344	47,120	29,344	47,120

(1)	See endnote (8) to “Table 37 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
Our REO inventory (measured in number of properties) declined 38% from December 31, 2013 to September 30, 2014 primarily due to: (a) REO dispositions exceeding our acquisitions; (b) a declining number of seriously delinquent loans; and (c) a larger proportion of property sales to third parties at foreclosure. We continued to experience a relatively high volume of REO dispositions during the first nine months of 2014, which we believe was driven by significant demand for single-family homes from both investors and owner-occupant buyers. We expect our REO dispositions to remain at elevated levels in the near term, as we have a large REO inventory. We expect our REO acquisitions to continue to decline, due primarily to the continued decline in the number of seriously delinquent loans in our single-family credit guarantee portfolio.
The volume of our single-family REO acquisitions in recent years has been significantly affected by the lengthening of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. We expect that the length of the foreclosure process will continue to remain above historical levels, particularly in states that require a judicial foreclosure process. Foreclosures generally take longer to complete in states where judicial foreclosures (those conducted under the supervision of a court) are required than in states where non-judicial foreclosures are permitted.
Our expanded loss mitigation efforts are providing borrowers with viable alternatives to foreclosure. As a result of the continued high level of loss mitigation efforts, fewer of our loans are proceeding through foreclosure to REO acquisition. However, our single-family REO acquisition activity in the Southeast and North Central regions was high during the first nine months of 2014, in part because a significant number of loans that had experienced significant delays within these regions completed the foreclosure process.
Our single-family REO acquisitions in the nine months ended September 30, 2014 were most significant in the states of Florida, Illinois, Ohio, and Michigan which collectively represented 40% of total single-family REO acquisitions during that period, based on the number of properties, and comprised 40% of our total single-family REO property inventory at September 30, 2014.
Our REO acquisition activity is disproportionately high for certain types of loans in our single-family credit guarantee portfolio, including loans with certain higher-risk characteristics. For example, the percentage of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 2% and 3%, respectively, at September 30,

68	Freddie Mac

2014. The percentage of our REO acquisitions in the nine months ended September 30, 2014 that had been financed by either of these loan types represented approximately 23% of our total REO acquisitions, based on loan amount prior to acquisition. In addition, loans from our 2005-2008 Legacy single-family book comprised approximately 77% of our REO acquisition activity during the nine months ended September 30, 2014.
We are unable to market a significant portion of our REO property inventory at any given time, which can increase the average holding period of our inventory. For example, some jurisdictions require a period of time after foreclosure during which the borrower may reclaim the property. During this period, we generally are not able to sell the property. Though it varied significantly in different states, the average holding period of our single-family REO properties, excluding any post-foreclosure period during which borrowers may reclaim a foreclosed property, was 221 days and 205 days for our REO dispositions during the nine months ended September 30, 2014 and 2013, respectively.
The Southeast region comprised 30% of our single-family REO property inventory, based on the number of properties, as of both September 30, 2014 and December 31, 2013 and the North Central region comprised 29% and 33%, respectively. The North Central region generally has experienced more challenging economic conditions, includes a number of states with longer foreclosure timelines due to the local laws and foreclosure process, and has housing markets with generally lower demand and lower home values than in other regions. In the Southeast region, Florida comprised 19% of our total single-family REO inventory at September 30, 2014 and has been one of the states with high REO severity rates in the last several years. See "NOTE 6: REAL ESTATE OWNED" for more information on our REO properties.
The table below provides information about our REO properties at September 30, 2014 and December 31, 2013.
Table 41 — Single-Family REO Property Status

	As of September 30, 2014	As of December 31, 2013
	(percent of properties)
Available for sale	27%	30%
Pending settlement of sale(1)	18	14
Pre-listing(2)	11	10
Unable to market:
Redemption period(3)	10	11
Occupied (waiting for eviction or vacancy)	15	18
Under repair and other(4)	19	17
Subtotal — unable to market	44	46
Total	100%	100%

(1)	Consists of properties where we have an executed sales contract and settlement has not yet occurred.

(2)	Consists of properties that are not being actively marketed because we are evaluating the property condition or determining our sale strategy.

(3)	Consists of properties located in jurisdictions that require a period of time after foreclosure during which the borrower may reclaim the property.

(4)
Includes properties where we are preparing the property for sale and other properties where marketing is on hold, including where we are involved in litigation or other legal and regulatory issues concerning the property.

As shown in the table above, a significant portion of the properties in our REO inventory are unable to be marketed because they are in the process of being repaired, remain occupied, or are located in states with a redemption period (particularly in the states of Illinois, Michigan, and Minnesota). During the third quarter of 2014, we began to increase the number of auction sales of our occupied REO properties that are unable to be marketed in a more traditional sales channel, which helped reduce this portion of our inventory.
Credit Loss Performance
Many loans that are seriously delinquent, or in foreclosure, result in credit losses. The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

69	Freddie Mac

Table 42 — Credit Loss Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
REO
REO balances, net:
Single-family	$2,911	$4,366	$2,911	$4,366
Multifamily	—	2	—	2
Total	$2,911	$4,368	$2,911	$4,368
REO operations (income) expense:
Single-family	$109	$(67)	$120	$(168)
Multifamily	(6)	(12)	(8)	(15)
Total	$103	$(79)	$112	$(183)
Charge-offs
Single-family:
Charge-offs, gross(1) (including $1.1 billion, $2.3 billion, $3.8 billion and $7.3 billion, relating to loan loss reserves, respectively)	$1,109	$2,361	$3,826	$7,474
Recoveries(2)	(190)	(1,730)	(1,100)	(2,916)
Single-family, net	$919	$631	$2,726	$4,558
Multifamily:
Charge-offs, gross(1) (including $0 million, $3 million, $2 million and $4 million relating to loan loss reserves, respectively)	$—	$3	$2	$26
Recoveries(2)	(1)	—	(1)	(1)
Multifamily, net	$(1)	$3	$1	$25
Total Charge-offs:
Charge-offs, gross(1) (including $1.1 billion, $2.3 billion, $3.8 billion and $7.3 billion relating to loan loss reserves, respectively)	$1,109	$2,364	$3,828	$7,500
Recoveries(2)	(191)	(1,730)	(1,101)	(2,917)
Total Charge-offs, net	$918	$634	$2,727	$4,583
Credit Losses(3)
Single-family	$1,028	$564	$2,846	$4,390
Multifamily	(7)	(9)	(7)	10
Total	$1,021	$555	$2,839	$4,400
Total (in bps)(4)	22.6	12.3	20.9	32.7

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

(2)
Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through certain credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative. Includes $0.5 billion and $1.6 billion in the nine months ended September 30, 2014 and 2013, respectively, related to repurchase requests made to our seller/servicers (including $0.3 billion and $1.1 billion in the nine months ended September 30, 2014 and 2013, respectively, related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments).

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

Our credit losses are generally measured at the conclusion of the loan and related collateral resolution process. Our expenses associated with home retention actions (e.g., loan modifications) are generally not reflected in our credit losses. There is a significant lag in time from the start of loan workout activities by our servicers on problem loans (e.g., seriously delinquent loans) to the final resolution of those loans by the completion of foreclosures (and subsequent REO sales) and foreclosure alternatives (e.g., short sales). Single-family charge-offs, gross, for the three and nine months ended September 30, 2014 were $1.1 billion and $3.8 billion, respectively, compared to $2.4 billion and $7.5 billion for the three and nine months ended September 30, 2013, respectively. These charge-offs were associated with approximately $2.6 billion and $8.5 billion in UPB of loans for the three and nine months ended September 30, 2014, respectively, and $5.5 billion and $17.3 billion for the three and nine months ended September 30, 2013, respectively. Our single-family charge-offs, gross, were significantly lower in the

70	Freddie Mac

nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to: (a) lower volumes of foreclosures and foreclosure alternatives; and (b) improvements in home prices in many of the areas in which we have had significant foreclosure and short sale activity. Single-family charge-offs, net, in the nine months ended September 30, 2014 and 2013 include recoveries of $0.3 billion and $1.1 billion, respectively, related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. We expect our charge-offs and credit losses to continue to be lower than the level we experienced in 2013, but to remain elevated in the near term due to the substantial number of delinquent and underwater single-family mortgage loans in our single-family credit guarantee portfolio that will likely be resolved. See "LEGISLATIVE AND REGULATORY MATTERS — FHFA Advisory Bulletin" for information about our adoption of the FHFA advisory bulletin.
Our single-family credit losses during the nine months ended September 30, 2014 were highest in Florida and Illinois. Collectively, these two states comprised approximately 37% and 39% of our total credit losses in the three and nine months ended September 30, 2014, respectively. Our 2005-2008 Legacy single-family book comprised approximately 14% of our single-family credit guarantee portfolio, based on UPB at September 30, 2014; however, these loans accounted for approximately 83% of our credit losses during the nine months ended September 30, 2014. At September 30, 2014, loans in states with a judicial foreclosure process comprised 40% of our single-family credit guarantee portfolio, based on UPB, while loans in these states contributed to approximately 69% of our credit losses recognized in the nine months ended September 30, 2014. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will remain high in the near term as the substantial backlog of loans awaiting court proceedings in those states transitions to REO or other loss events.
The table below provides loss severity information for loans in our single-family credit guarantee portfolio.
Table 43 — Severity Ratios for Single-Family Loans

	For the Three Months Ended
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
REO disposition severity ratio:(1)
Florida	36.2%	37.0%	40.5%	40.4%	40.5%
Illinois	38.2	39.0	40.9	43.4	43.7
New Jersey	40.1	41.6	42.6	45.8	51.4
Maryland	36.4	35.0	35.7	37.4	38.0
California	24.5	25.0	27.3	24.4	28.7
Total U.S.	33.9	33.4	35.6	35.8	34.9
Short sale severity ratio(2)	32.0	30.5	31.6	32.5	34.5

(1)
States presented represent the five states where our credit losses were greatest during the nine months ended September 30, 2014. Calculated as the amount of our credit losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties, net of selling expenses.

(2)
Calculated as the amount of our losses recorded on short sales during the respective quarterly period divided by the aggregate UPB of the related loans. The amount of losses recognized on short sales is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds, net of selling expenses.

We believe our REO disposition and short sale severity ratios in the nine months ended September 30, 2014 benefited from: (a) changes made in 2012 to our process for evaluating the market value of impaired loan collateral and determining the list price for our REO properties when we offer them for sale; (b) repairing a higher percentage of our REO properties prior to listing them; and (c) improved market conditions.
As shown in the table above, our severity ratios associated with REO dispositions and short sales generally improved in the first, second, and third quarters of 2014 compared to the rates experienced in the third quarter of 2013, but also remained high in several states. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.
Loan Loss Reserves
We maintain mortgage-related loan loss reserves at levels we believe appropriate to absorb probable incurred losses on mortgage loans held-for-investment on our consolidated balance sheets and those underlying Freddie Mac mortgage-related securities and other guarantee commitments. Determining the loan loss reserves is complex and requires significant management judgment about matters that involve a high degree of subjectivity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2013 Annual Report for information on our accounting policies for allowance for loan losses and reserve for guarantee losses and impaired loans. Our single-family loan loss reserves declined from $24.6 billion at December 31, 2013 to $22.6 billion at September 30, 2014, reflecting continued high levels of loan charge-offs compared to levels before 2009. This decline was also due to improvements in borrower payment performance and lower severity ratios for

71	Freddie Mac

REO dispositions and short sale transactions largely resulting from the improvements in home prices in most areas during the period.
The portion of our loan loss reserves attributable to individually impaired loans remains high. Our loan loss reserves attributable to individually impaired loans represented 80% of our loan loss reserves at September 30, 2014. This reflects a significant increase in TDRs in recent years and the reserves associated with these loans largely reflect the reduction in contractual interest rate (i.e., we provided an interest rate concession to the borrower) at the time of loan modification. The majority of these modified loans were current and performing at September 30, 2014. Although the housing market continued to improve in many geographic areas, we expect that our loan loss reserves may remain elevated for an extended period because: (a) a significant portion of our reserves is associated with loans classified as individually impaired (e.g., modified loans) that are less than three months past due, and we are required to maintain a loss reserve primarily for borrower concessions on such loans which will decline over time as the loan is repaid or completes a short sale or foreclosure; and (b) the resolution of problem loans takes considerable time, often several years in the case of foreclosure.
As of September 30, 2014 and December 31, 2013, the recorded investment of individually impaired single-family mortgage loans was $100.2 billion and $98.1 billion, respectively, and the loan loss reserves associated with these loans were $18.2 billion and $18.6 billion, respectively. Our loan loss reserve associated with individually impaired single-family loans as a percentage of the total recorded investment of these loans was 18% and 19% of the balance as of September 30, 2014 and December 31, 2013, respectively. Our loan loss reserve associated with collectively evaluated single-family loans as a percentage of the total recorded investment of these loans was 0.3% and 0.4% of the balance as of September 30, 2014 and December 31, 2013, respectively. See “Table 4.4 — Net Investment in Mortgage Loans” for information about collectively evaluated and individually evaluated loans on our consolidated balance sheets. See “NOTE 5: IMPAIRED LOANS” for additional information about our impaired loans. See “CONSOLIDATED RESULTS OF OPERATIONS —(Provision) Benefit for Credit Losses,” for a discussion of our (provision) benefit for credit losses.
The table below summarizes our net investment for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.
Table 44 — Single-Family Impaired Loans with Specific Reserve Recorded

	2014		2013
	Number of Loans	Amount	Number of Loans	Amount
	(dollars in millions)
TDRs (recorded investment):
TDRs, at January 1,	514,497	$92,505	449,145	$83,484
New additions	61,345	8,891	87,271	13,967
Repayments and other(1)	(20,972)	(3,802)	(23,191)	(3,980)
Loss events(2)	(19,432)	(3,356)	(26,260)	(4,748)
TDRs, at September 30,	535,438	94,238	486,965	88,723
Other (recorded investment)(3)	10,308	785	14,545	1,281
Total impaired loans with specific reserve	545,746	95,023	501,510	90,004
Total allowance for loan losses of individually impaired single-family loans		(18,199)		(18,092)
Net investment, at September 30,		$76,824		$71,912

(1)	Includes reduction of specific reserves related to the reclassification of certain loans from held-for-investment to held-for-sale.

(2)	Foreclosure transfers or foreclosure alternatives, such as a deed in lieu of foreclosure or short sale transaction.

(3)	Loans impaired upon purchase as of September 30.
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

72	Freddie Mac

Table 45 — Single-Family Credit Loss Sensitivity

	Before Receipt of Credit Enhancements(1)		After Receipt of Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions, ratios in bps)
At:
September 30, 2014	$4,280	25.8	$3,980	24.0
June 30, 2014	4,199	25.4	3,891	23.6
March 31, 2014	4,351	26.4	4,035	24.4
December 31, 2013	3,931	23.8	3,628	21.9
September 30, 2013	4,059	24.6	3,734	22.6

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans have any mitigating effect on our credit losses.

(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.

(3)	Based on the single-family credit guarantee portfolio, excluding REMICs and Other Structured Securities backed by Ginnie Mae Certificates.

(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.
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
Single-family Mortgage Seller/Servicers
We acquire a significant portion of our single-family mortgage purchase volume from several large lenders, or seller/servicers. Our top 10 single-family seller/servicers provided approximately 50% of our single-family purchase volume during the nine months ended September 30, 2014. Wells Fargo Bank, N.A. accounted for 13% of our single-family mortgage purchase volume and was the only single-family seller/servicer that comprised 10% or more of our purchase volume during the nine months ended September 30, 2014.
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
Our exposure to single-family mortgage seller/servicers for repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us, or that they service for us, has declined significantly in recent quarters. The UPB of loans subject to open repurchase requests (both seller and servicer related) declined to $0.8 billion at September 30, 2014 from $2.2 billion at December 31, 2013 as we resolved many of the requests that had been outstanding for more than four months. The balance as of September 30, 2014 and December 31, 2013 excludes $0.2 billion and $0.3 billion, respectively, in UPB related to notices of defect for servicing violations. During the nine months ended September 30, 2014, we recovered amounts from seller/servicers with respect to $1.7 billion in UPB of loans subject to our repurchase requests, including $0.4 billion in UPB related to settlement agreements to release specified loans from certain repurchase obligations in exchange for one-time cash payments. See "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS - Seller/Servicers" for more information about these agreements.
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
Our estimate of recoveries from seller and servicer repurchase obligations is considered in our allowance for loan losses; however, our actual recoveries may be different than our estimates. We believe we have appropriately provided for these exposures, based upon our estimates of probable incurred losses, in our loan loss reserves; however, our actual losses may exceed our estimates.
We do not have our own mortgage loan servicing operation. Instead, our customers perform the primary servicing function on our loans on our behalf. Our servicers have an active role in our loss mitigation efforts, as we rely on them to

73	Freddie Mac

perform loan workout activities as well as foreclosures on loans that they service for us. A decline in their performance could affect the overall quality of our credit performance (including by missing opportunities for mortgage modifications), which could significantly affect our ability to mitigate credit losses. Our credit losses could increase to the extent that our servicers do not fully perform these obligations in a timely manner. The risk of a decline in their performance remains high. A significant portion of our single-family mortgage loans are serviced by several large servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 23% and 12%, respectively, of our single-family mortgage loans as of September 30, 2014 and were the only servicers that serviced more than 10% of our loans at that date.
We continue to face challenges with respect to the performance of certain of our servicers in managing our seriously delinquent loans. We also continue to be adversely affected by the length of the foreclosure timeline, particularly in states that require a judicial foreclosure process, which has provided challenges to our seller/servicers because they have had to change their processes for compliance with the requirements of each jurisdiction.
During the nine months ended September 30, 2014, excluding transfers between affiliated companies and assignments of servicing for newly originated loans, approximately $8.5 billion in UPB of loans in our single-family credit guarantee portfolio were transferred from our primary servicers to specialty servicers, which are non-bank financial institutions that specialize in workouts of problem loans. Approximately $5.4 billion in UPB of loans in these transfers were facilitated by us as part of our efforts to assist troubled borrowers, maximize foreclosure alternatives, increase problem loan workouts, and mitigate our credit losses. Some of these specialty servicers have grown rapidly in recent years and now service a large share of our loans. These specialty servicers may not have the same financial strength or operational capacity as our depository servicers. Specialty servicers, including subsidiaries of Ocwen Financial Corp., or Ocwen, have recently been the subject of significant adverse regulatory scrutiny from regulators, and Ocwen's credit rating has been downgraded. Several of these specialty servicers also service a large share of the loans underlying our investments in non-agency mortgage-related securities, as discussed in "Agency and Non-Agency Mortgage-Related Security Issuers." If our servicers lack appropriate process controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, including as a result of regulatory actions or ratings downgrades, our business and financial results could be adversely affected. We also seek remedies from servicers such as compensatory fees for failure to perform certain requirements with respect to the servicing of delinquent loans. As of both September 30, 2014 and December 31, 2013, approximately 10% of our total single-family credit guarantee portfolio was serviced by our three largest non-depository specialty servicers.
For more information on our exposure to our seller/servicers and repurchase requests, see “RISK FACTORS — Competitive and Market Risks — Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to perform their repurchase and other obligations to us" in our 2013 Annual Report.
Multifamily Mortgage Seller/Servicers
We acquire a significant portion of our multifamily new business volume from several large sellers. We are exposed to certain institutional credit risks arising from the potential non-performance by our multifamily sellers and mortgage servicers. Our top two multifamily sellers, CBRE Capital Markets, Inc. and Berkadia Commercial Mortgage LLC, accounted for 22% and 12%, respectively, of our multifamily new business volume for the nine months ended September 30, 2014. Our top 10 multifamily sellers represented an aggregate of approximately 84% of our multifamily new business volume for the nine months ended September 30, 2014.
A significant portion of our multifamily mortgage portfolio, excluding loans underlying K Certificates, is serviced by several large multifamily servicers. As of September 30, 2014, our top three multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., and CBRE Capital Markets, Inc., each serviced more than 10% of our multifamily mortgage portfolio, excluding loans underlying K Certificates, and together serviced approximately 38% of this portfolio.
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
Aligning mortgage insurer eligibility requirements is a key component of the 2014 Conservatorship Scorecard and the 2014 Strategic Plan. We are developing counterparty risk management standards for mortgage insurers, in conjunction with Fannie Mae, at the direction of FHFA, consisting of the following: (a) revised eligibility requirements, which include financial requirements under a risk-based framework; and (b) revised master policies that provide greater certainty of coverage and

74	Freddie Mac

facilitate timely claims processing. The revised standards are designed to provide that mortgage insurers are able to withstand a stress economic scenario and fulfill their intended role of providing private capital to the mortgage market. Revised master policies with our mortgage insurance counterparties were implemented October 1, 2014. FHFA published the draft eligibility requirements for public input during a comment period that concluded on September 8, 2014. We expect to publish the new eligibility requirements by the end of 2014, that will become effective 180 days after the publication date. Approved insurers that do not fully comply with the new financial requirements would be given a transition period of up to two years from the publication date.
As part of the estimate of our loan loss reserves, we evaluate the recovery and collectability related to mortgage insurance policies on mortgage loans we own or guarantee. We also evaluate the collectability of outstanding receivables from these counterparties related to unpaid claims.
The majority of our mortgage insurance exposure is concentrated with four mortgage insurers, certain of which have been under financial stress during the last several years. Some of our eligible mortgage insurers have, in the past, exceeded risk to capital ratios required by their state insurance regulators. Although the financial condition of these mortgage insurers has improved in recent quarters, there is still a significant risk that some of these counterparties may fail to fully meet their obligations. Except for those insurers in rehabilitation or under regulatory supervision, which no longer issue new coverage, we continue to acquire new loans with mortgage insurance from the mortgage insurers shown in the table below, many of which have credit ratings below investment grade. Our ability to reduce our exposure to individual mortgage insurers is limited. However, in recent years, new entrants have emerged that will likely diversify a concentrated industry over time.
The table below summarizes our exposure to mortgage insurers as of September 30, 2014. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance. As of September 30, 2014, we had primary mortgage insurance coverage on loans that represented approximately 13% of the UPB of our single-family credit guarantee portfolio.
Table 46 — Mortgage Insurance by Counterparty(1)

			As of September 30, 2014
			UPB of Covered Loans		Coverage Outstanding
Counterparty Name	Credit Rating	Credit Rating Outlook	Primary Insurance(2)	Pool Insurance(2)	Primary Insurance(3)	Pool Insurance(3)
			(in millions)
Radian Guaranty Inc. (Radian)	BB-	Positive	$48,947	$2,645	$12,416	$796
Mortgage Guaranty Insurance Corporation (MGIC)	BB-	Stable	47,491	1,353	12,136	5
United Guaranty Residential Insurance Company	BBB+	Stable	47,151	120	12,065	32
Genworth Mortgage Insurance Corporation	BB-	Positive	30,718	209	7,774	41
Essent Guaranty, Inc.	BBB	Stable	15,355	—	3,898	—
PMI Mortgage Insurance Co. (PMI)(4)	Not Rated	N/A	12,466	158	3,080	69
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	9,943	232	2,475	38
Triad Guaranty Insurance Corporation (Triad)(5)	Not Rated	N/A	4,574	71	1,153	7
Arch Mortgage Insurance Company (Arch)(6)	BBB+	Stable	3,186	1	790	—
Others	N/A	N/A	640	—	154	—
Total			$220,471	$4,789	$55,941	$988

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of October 23, 2014. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

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

(6)
In January 2014, Arch announced it had completed the acquisition of CMG Mortgage Insurance Company (CMG) and the purchase of the mortgage insurance operating platform of PMI. Arch assumed the obligations of CMG in that transaction.

We received proceeds of $1.0 billion and $1.6 billion during the nine months ended September 30, 2014 and 2013, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers (excluding deferred payment obligations associated with unpaid claim amounts), net of associated reserves, of $0.3 billion and $0.5 billion at September 30, 2014 and December 31, 2013, respectively.

75	Freddie Mac

PMI and Triad are both in rehabilitation, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. The state regulators of these insurers have generally not allowed them to pay their respective deferred payment obligations in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers shown in the table above. As of September 30, 2014, we had cumulative unpaid deferred payment obligations of $0.4 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain.
RMIC is under regulatory supervision and is no longer issuing new insurance. In June 2014, RMIC announced that it would: (a) resume paying valid claims at 100% of the claim amount without further deferrals, effective with claims settled on or after July 1, 2014, and (b) pay, in full, all deferred payment obligations outstanding as of June 30, 2014. In July 2014, we received RMIC's payment of all deferred payment obligations owed to us. Previously, RMIC had been paying all valid claims 60% in cash and 40% in deferred payment obligations.
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
Table 47 — Bond Insurance by Counterparty(1)

			As of September 30, 2014
Counterparty Name	Credit Rating	Credit Rating Outlook	Coverage Outstanding(2)	Percent of Total Coverage Outstanding(3)
			(dollars in millions)
Ambac Assurance Corporation (Ambac)(4)	Not Rated	N/A	$3,434	48%
Financial Guaranty Insurance Company (FGIC)(4)	Not Rated	N/A	1,209	17
National Public Finance Guarantee Corp.	A-	Negative	1,055	15
MBIA Insurance Corp.	B	Stable	821	12
Assured Guaranty Municipal Corp.	A	Stable	477	7
Syncora Guarantee Inc. (Syncora)(4)	Not Rated	N/A	43	1
CIFG Assurance North America, Inc.	Not Rated	N/A	30	—
Total			$7,069	100%

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest ratings available as of October 23, 2014. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

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

76	Freddie Mac

impairment determinations on our non-agency mortgage-related securities at September 30, 2014 and December 31, 2013. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.
Cash and Other Investments Counterparties
We are exposed to institutional credit risk arising from the potential insolvency or non-performance of counterparties of non-mortgage-related investment agreements and cash equivalent transactions, including those entered into on behalf of our securitization trusts. Our policies require that the counterparty be rated as investment grade at the time the financial instrument is purchased. We base the permitted term and dollar limits for each of these transactions on the counterparty's financial strength in order to further mitigate our risk. Our investments in non-mortgage-related securities at September 30, 2014 and December 31, 2013 were in U.S. Treasury securities.
Our cash and other investment (including cash equivalent) counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. As of September 30, 2014 and December 31, 2013, including amounts related to our consolidated VIEs, there were $52.4 billion and $85.9 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; or (c) cash deposited with the Federal Reserve Bank of New York. Although we monitor the financial strength of our counterparties to these transactions and have collateral maintenance requirements for our securities purchased under agreements to resell, we have exposure to loss should any of our counterparties fail. See "RISK FACTORS — Competitive and Market Risks — Our business could be adversely affected if counterparties to derivatives and short-term lending and other transactions fail to meet their obligations to us" in our 2013 Annual Report for further information. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.
Agency and Non-Agency Mortgage-Related Security Issuers
Our investments in securities expose us to institutional credit risk to the extent that servicers, issuers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations. Our investments in non-Freddie Mac mortgage-related securities include both agency and non-agency securities. Agency securities have historically presented minimal institutional credit risk due to the guarantee provided by those institutions, and the U.S. government’s support of those institutions. However, we have continued to recognize impairment charges in recent periods related to certain of our investments in non-agency mortgage-related securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for further information about these securities, including a discussion of the higher-risk components of these investments.
A significant portion of single-family mortgages underlying our investments in non-agency mortgage-related securities is serviced by specialty servicers. As of September 30, 2014, approximately 42% of our investments in single-family non-agency mortgage-related securities, based on UPB, were serviced by Ocwen, and this was the only specialty servicer who serviced 10% or more of our recorded investment in non-agency mortgage-related securities at that date. The expansion of these specialty servicers' portfolios could adversely impact these securities in the event that the transfers of loan servicing to these parties introduce operational and capacity challenges. Several of these specialty servicers also service a large share of our loans, as discussed in "Single-family Mortgage Seller/Servicers."
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
During the nine months ended September 30, 2014, we and FHFA reached settlements with certain parties pursuant to which we received an aggregate of approximately $6.1 billion. Lawsuits against a number of other parties are currently

77	Freddie Mac

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
The table below summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty or clearing member where allowable. For OTC interest-rate swaps and option-based derivatives that are in an asset position, we hold collateral against those positions in accordance with agreed upon thresholds. The collateral posting thresholds assigned to these counterparties depend on the credit rating of the counterparty and are based on our credit risk policies. In addition, we have OTC interest-rate swap and option-based derivative liabilities where we post collateral to counterparties in accordance with agreed upon thresholds. Pursuant to certain collateral agreements we have with these counterparties, the collateral posting threshold we are assigned is based on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. See “NOTE 9: DERIVATIVES” for a reconciliation of fair value to the amounts presented on our consolidated balance sheets as of September 30, 2014, which includes both cash collateral held and posted by us, net.
Table 48 — Derivative Counterparty Credit Exposure

	As of September 30, 2014
Rating(1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Collateral Posting Threshold
	(dollars in millions)
AA- or above	4	$43,613	$197	$18	$10 million or less
A+/A/A-	12	300,960	1,688	26	$1 million or less
BBB+ or below	2	45,930	—	22	$ —
Subtotal	18	390,503	1,885	66
Cleared and exchange-traded derivatives		183,768	—	302
Commitments		47,070	88	88
Swap guarantee derivatives		3,305	—	—
Other derivatives(6)		8,222	14	14
Total derivatives		$632,868	$1,987	$470

	As of December 31, 2013
Rating(1)	Number of Counterparties(2)	Notional or Contractual Amount(3)	Total Exposure at Fair Value(4)	Exposure, Net of Collateral(5)	Collateral Posting Threshold
	(dollars in millions)
AA- or above	4	$52,687	$191	$49	$10 million or less
A+/A/A-	13	413,669	2,283	139	$1 million or less
BBB+ or below	2	38,475	2	—	$ —
Subtotal	19	504,831	2,476	188
Cleared and exchange-traded derivatives		188,236	790	382
Commitments		18,731	61	61
Swap guarantee derivatives		3,477	—	—
Other derivatives(6)		9,751	—	—
Total derivatives		$725,026	$3,327	$631

(1)
Ratings of our OTC interest-rate swap, options-based derivative (excluding certain written options), and foreign-currency swap derivative counterparties. We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the Moody’s rating of the legal entity is stated in terms of the S&P equivalent. Our last foreign-currency swaps matured in January 2014.

(2)	Based on legal entities.

(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.

78	Freddie Mac

(4)
For each counterparty, this amount includes derivatives with a positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable and trade/settle receivable or payable, when applicable.

(5)
Calculated as Total Exposure at Fair Value less both cash and non-cash collateral held as determined at the counterparty level. Does not include the fair value amount of non-cash collateral held that exceeds the associated net asset presented on the consolidated balance sheets. At September 30, 2014 and December 31, 2013, exposure is net of $427 million and $432 million, respectively, of non-cash collateral that had been posted to us. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us with an aggregate fair value of $1.7 billion and $0.6 billion as of September 30, 2014 and December 31, 2013, respectively. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level. For more information about collateral we have posted in connection with derivatives, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged.”

(6)
Consists primarily of certain written options and certain credit derivatives. Written options do not present counterparty credit exposure because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position. At September 30, 2014, total exposure at fair value includes exposure related to ACIS insurance contracts.

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
Approximately 98% of our exposure at fair value for OTC interest-rate swap and option-based derivatives was collateralized at September 30, 2014 (excluding amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level). The remaining exposure was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was measured at fair value and the date we received the related collateral. In some instances, these market movements result in us having provided collateral that has fair value in excess of our obligation, which represents our overcollateralization exposure. Collateral is typically transferred within one business day based on the values of the related derivatives.
Four counterparties each accounted for greater than 10% and collectively accounted for 84% of our net uncollateralized exposure to derivative counterparties, excluding cleared and exchange-traded derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives at September 30, 2014. Three of these counterparties, Toronto Dominion Bank, JP Morgan Chase Bank, and Barclays Bank PLC, were rated “A” or above and Royal Bank of Scotland was rated "BBB+" using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of October 23, 2014.
Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to a central clearing requirement. Our exposure to cleared and exchange-traded derivatives was $302 million and $382 million as of September 30, 2014 and December 31, 2013, respectively, which includes the consideration of cash collateral that we have posted for initial and variation margin. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. We post initial and variation margin in connection with our cleared and exchange-traded derivatives. The amount of margin we must post for cleared and exchange-traded derivatives may be based, in part, on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged.”
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
The total exposure on our forward purchase and sale commitments for mortgages and mortgage-related securities, treated as derivatives for accounting purposes, was $88 million and $61 million at September 30, 2014 and December 31, 2013, respectively. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization.
Operational Risks

79	Freddie Mac

We define operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. We continue to face significant levels of operational risk. Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud, and failures of the technology used to support our business activities.
Under the direction of FHFA, we continue to make various multi-year investments to build the infrastructure for a future housing finance system, including the development of the common securitization platform and a single security. If any of these investments are not successful, we may not recover our investment. We face increased operational risk due to the magnitude and complexity of the new initiatives we are undertaking, including initiatives we are pursuing under the Conservatorship Scorecard. Certain of these investments and initiatives will result in changes to our systems that could also introduce increased operational risk. For more information, see "MD&A - RISK MANAGEMENT - Operational Risks" and "RISK FACTORS - Operational Risks" in our 2013 Annual Report.
We continue to make strategic investments to maintain and improve our ability to operate the company for the foreseeable future in conservatorship and potentially afterwards. We also continue to strengthen our operations. For example, we are improving our out-of-region disaster recovery capabilities. In addition, we are conducting a multi-year project focused on simplifying our control structure and eliminating redundant control activities. In 2013, we modified our risk and control assessment framework to increase our emphasis on risk management. We are also conducting detailed operational control design reviews to identify ways to simplify our controls structure. We are improving our risk management capabilities by further enhancing our three lines-of-defense risk management framework. Our enhanced three-lines-of-defense risk management framework is designed to add clarity to roles and responsibilities, and to strengthen risk ownership in our business segments with corporate oversight and independent assessment. This framework includes:
• recognized ownership of the business processes, risks and controls by our three business segments;
• oversight by our independent compliance, risk and control functions; and
• independent assessment by our Internal Audit function.
We believe our enhanced three lines-of-defense risk management framework will improve our risk management activities. As part of this effort, we are re-organizing certain activities across the company. During our transition, we may experience elevated operational risks as we re-align roles and responsibilities across the company. We are actively managing this risk.
On September 23, 2014, Paige H. Wisdom, Executive Vice President and Chief Enterprise Risk Officer, informed us of her intent to leave the company. Ms. Wisdom will remain in her current role through December 31, 2014.
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. As of September 30, 2014, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see “CONTROLS AND PROCEDURES.”
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
During the nine months ended September 30, 2014, the majority of the funds in our liquidity and contingency operating portfolio was deposited with the Federal Reserve Bank of New York, or was invested in U.S. Treasury securities and short-term assets with a rating of at least A-1/P-1, or assets which were issued by a counterparty with that rating. In the event of a

80	Freddie Mac

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
Other Debt Securities
During the nine months ended September 30, 2014, we had sufficient access to the debt markets due largely to support from the U.S. government. Our effective short-term debt was 40% of outstanding other debt at September 30, 2014 as compared to 43% at December 31, 2013. Effective short-term debt is the aggregate of short-term debt and the current portion of long-term debt (the portion due within one year). The categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt. We rely significantly on our ability to issue debt on an on-going basis to refinance our effective short-term debt.
Our debt cap under the Purchase Agreement is $663.0 billion in 2014 and will decline to $563.6 billion on January 1, 2015. As of September 30, 2014, our aggregate indebtedness was $439.5 billion. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.
Other Debt Activities
The table below summarizes the par value of other debt securities we issued or paid off, based on settlement dates, during the three and nine months ended September 30, 2014 and 2013. We repurchase, call, or exchange our outstanding debt securities from time to time for a variety of reasons, including: (a) to help support the liquidity of our other debt securities; (b) to manage the composition of liabilities funding our assets; or (c) for economic reasons.
Table 49 — Activity in Other Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in millions)
Beginning balance	$449,232	$525,785	$511,345	$552,472
Issued during the period:
Short-term:
Amount	$46,738	$69,120	$140,914	$230,610
Weighted-average effective interest rate	0.12%	0.10%	0.11%	0.12%
Long-term:
Amount	$22,730	$23,380	$62,024	$80,827
Weighted-average effective interest rate	1.27%	0.92%	1.21%	0.99%
Total issued:
Amount	$69,468	$92,500	$202,938	$311,437
Weighted-average effective interest rate	0.49%	0.31%	0.44%	0.35%
Paid off during the period:(1)
Short-term:
Amount	$(45,208)	$(69,074)	$(170,824)	$(212,464)
Weighted-average effective interest rate	0.11%	0.12%	0.12%	0.13%
Long-term:
Amount	$(33,958)	$(28,864)	$(103,925)	$(131,098)
Weighted-average effective interest rate	1.83%	2.19%	1.73%	1.76%
Total paid off:
Amount	$(79,166)	$(97,938)	$(274,749)	$(343,562)
Weighted-average effective interest rate	0.85%	0.73%	0.73%	0.75%
Ending balance	$439,534	$520,347	$439,534	$520,347

(1)
Consists of all payments on debt, including regularly scheduled principal payments, payments at maturity, payments resulting from calls, and payments for repurchases. Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.

Credit Ratings
Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of October 23, 2014.

81	Freddie Mac

Table 50 — Freddie Mac Credit Ratings

Nationally Recognized Statistical Rating Organization
	S&P	Moody’s	Fitch
Senior long-term debt(1)	AA+	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	AA-	Aa2	AA-
Preferred stock(4)	D	Ca	C/RR6
Outlook	Stable	Stable	Stable

(1)	Consists of medium-term notes and U.S. dollar Reference Notes securities.

(2)	Consists of Reference Bills securities and discount notes.

(3)	Consists of Freddie SUBS securities.

(4)	Does not include senior preferred stock issued to Treasury.
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
Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities
Excluding amounts related to our consolidated VIEs, we held $42.9 billion and $77.1 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at September 30, 2014 and December 31, 2013, respectively. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At September 30, 2014, our non-mortgage-related securities consisted of U.S. Treasury securities that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintained non-interest-bearing deposits at the Federal Reserve Bank of New York, which are included in cash and cash equivalents on our consolidated balance sheets. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”
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
Cash Flows
Our cash and cash equivalents increased by $4.9 billion to $16.2 billion during the nine months ended September 30, 2014, as compared to an increase of $1.0 billion to $9.5 billion during the nine months ended September 30, 2013. Cash flows provided by operating activities during the nine months ended September 30, 2014 and 2013 were $11.3 billion and $8.3 billion, respectively, primarily driven by cash proceeds from net interest income. Cash flows provided by investing activities during the nine months ended September 30, 2014 and 2013 were $182.4 billion and $322.1 billion, respectively, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during the nine months ended September 30, 2014 and 2013 were $188.8 billion and $329.3 billion, respectively, largely attributable to funds used to repay debt securities of consolidated trusts held by third parties and other debt.
Beginning in the first quarter of 2014, we reclassified net discounts paid on retirements of other debt and net premiums received from issuance of debt securities of consolidated trusts and other debt from cash flows from operating activities to cash

82	Freddie Mac

flows from financing activities on our consolidated statements of cash flows. This reclassification resulted in a decrease of $1.1 billion to net cash provided by operating activities and an increase of $1.1 billion to net cash used in financing activities for the nine months ended September 30, 2013.
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
At September 30, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. In future periods, we may experience variability in our net income and/or comprehensive income due to changes in factors such as interest rates, yield curves, mortgage spreads, and home prices. Such changes could adversely affect our net worth and result in additional draws under the Purchase Agreement. For more information, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods” in our 2013 Annual Report.
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
Based on our Net Worth Amount at September 30, 2014 and the 2014 Capital Reserve Amount of $2.4 billion, our dividend obligation to Treasury in December 2014 will be $2.8 billion. We paid dividends of $16.8 billion in cash on the senior preferred stock during the nine months ended September 30, 2014, based on our Net Worth Amounts at June 30, 2014, March 31, 2014, and December 31, 2013. Through September 30, 2014, we have paid aggregate cash dividends to Treasury of $88.2 billion, an amount that is $16.8 billion more than our aggregate draws received under the Purchase Agreement.
At September 30, 2014, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.
Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. In addition, under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference. Accordingly, while we have paid aggregate cash dividends to Treasury of $88.2 billion, the liquidation preference on the senior preferred stock remains $72.3 billion.
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
Level 3 Recurring Fair Value Measurements
At September 30, 2014 and December 31, 2013, we measured and recorded 29% and 31%, respectively, of total assets carried at fair value on a recurring basis using unobservable inputs (Level 3). At September 30, 2014 and December 31, 2013, we measured and recorded less than 1% and 11%, respectively, of total liabilities carried at fair value on a recurring basis using unobservable inputs (Level 3). These percentages were calculated before the impact of counterparty and cash collateral netting. The process for determining fair value using unobservable inputs is generally more subjective and involves a higher degree of

83	Freddie Mac

management judgment and assumptions than the measurement of fair value using observable inputs. See “NOTE 16: FAIR VALUE DISCLOSURES — Changes in Fair Value Levels” for a discussion of changes in our Level 3 assets and liabilities and “— Table 16.2 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs” for the Level 3 reconciliation.
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
Consolidated Fair Value Balance Sheets Analysis
The consolidated fair value balance sheets in the table below are a supplemental disclosure not intended to be in conformity with GAAP, and present our estimates of the fair value of our assets and liabilities at September 30, 2014 and December 31, 2013. The valuations of financial instruments included on our consolidated fair value balance sheets are in accordance with the accounting guidance for fair value measurements and disclosures. In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks,” “RISK FACTORS” and “RISK MANAGEMENT — Operational Risks” in our 2013 Annual Report for information concerning the risks associated with these models.
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

84	Freddie Mac

Table 51 — Consolidated Fair Value Balance Sheets

	September 30, 2014		December 31, 2013
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
	(in billions)
Assets
Cash and cash equivalents	$16.2	$16.2	$11.3	$11.3
Restricted cash and cash equivalents	6.3	6.3	12.2	12.2
Federal funds sold and securities purchased under agreements to resell	30.0	30.0	62.4	62.4
Investments in securities:
Available-for-sale, at fair value	112.8	112.8	128.9	128.9
Trading, at fair value	30.4	30.4	23.4	23.4
Total investments in securities	143.2	143.2	152.3	152.3
Mortgage loans:
Mortgage loans held by consolidated trusts	1,549.5	1,557.1	1,529.9	1,507.7
Unsecuritized mortgage loans	141.4	138.4	154.9	138.2
Total mortgage loans	1,690.9	1,695.5	1,684.8	1,645.9
Derivative assets, net	0.9	0.9	1.1	1.1
Other assets	35.3	35.2	42.0	42.0
Total assets	$1,922.8	$1,927.3	$1,966.1	$1,927.2
Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,467.8	$1,496.9	$1,434.0	$1,436.9
Other debt	435.7	442.8	506.8	512.8
Total debt, net	1,903.5	1,939.7	1,940.8	1,949.7
Derivative liabilities, net	1.9	1.9	0.2	0.2
Other liabilities	12.2	20.3	12.2	18.5
Total liabilities	1,917.6	1,961.9	1,953.2	1,968.4
Net assets
Senior preferred stock	72.3	72.3	72.3	72.3
Preferred stock	14.1	2.1	14.1	4.4
Common stock	(81.2)	(109.0)	(73.5)	(117.9)
Total net assets	5.2	(34.6)	12.9	(41.2)
Total liabilities and net assets	$1,922.8	$1,927.3	$1,966.1	$1,927.2

(1)	Equals the amount reported on our GAAP consolidated balance sheets.
Discussion of Fair Value Results
The table below summarizes the change in the fair value of net assets for the nine months ended September 30, 2014.
Table 52 — Summary of Change in the Fair Value of Net Assets

Nine Months Ended September 30, 2014
(in billions)
Beginning balance	$(41.2)
Changes in fair value of net assets, before capital transactions	23.4
Subtotal - balance before 2014 capital transactions	(17.8)
Capital transactions:
Dividends and share issuances, net(1)	(16.8)
Ending balance	$(34.6)

(1)	We did not receive funds from Treasury during the nine months ended September 30, 2014 under the Purchase Agreement.
During the nine months ended September 30, 2014, the fair value of net assets, before capital transactions, increased by $23.4 billion, primarily due to: (a) an increase in the fair value of our single-family loans as the result of continued improvement in the credit environment; (b) a benefit from settlements related to lawsuits regarding our investments in certain non-agency single-family mortgage-related securities; and (c) spread tightening and higher estimated core spread income on our mortgage-related securities. See “Table 51 — Consolidated Fair Value Balance Sheets” for additional details.

85	Freddie Mac

OFF-BALANCE SHEET ARRANGEMENTS
We enter into certain business arrangements that are not recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction and that may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets.
We guarantee the payment of principal and interest on non-consolidated Freddie Mac guaranteed mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Our maximum potential off-balance sheet exposure to credit losses relating to these guarantees is primarily represented by the UPB of the underlying loans and securities, which was $107.2 billion and $101.0 billion at September 30, 2014 and December 31, 2013, respectively. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans. These non-derivative commitments totaled $281.2 billion and $289.7 billion in notional value at September 30, 2014 and December 31, 2013, respectively.
As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” which were $9.8 billion and $10.0 billion at September 30, 2014 and December 31, 2013, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. In addition, as part of the HFA initiative, we, together with Fannie Mae, provide liquidity guarantees for certain variable-rate single-family and multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days. At September 30, 2014 and December 31, 2013, there were no liquidity guarantee advances outstanding.
We own interests in numerous entities that are considered to be VIEs for which we are not the primary beneficiary and which we do not consolidate in accordance with the accounting guidance for the consolidation of VIEs. These VIEs relate primarily to our investment activity in mortgage-related assets and non-mortgage assets, and include LIHTC partnerships and certain Other Guarantee Transactions. Our consolidated balance sheets reflect only our investment in the VIEs, rather than the full amount of the VIEs’ assets and liabilities. See “NOTE 3: VARIABLE INTEREST ENTITIES” in our 2013 Annual Report for additional information related to our variable interests in these VIEs.
For further information on our off-balance sheet arrangements, see "MD&A — Off-Balance Sheet Arrangements" in our 2013 Annual Report and "NOTE 14: FINANCIAL GUARANTEES" in this Form 10-Q.
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

86	Freddie Mac

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

•
changes in the fiscal and monetary policies of the Federal Reserve, including any changes to its policy of maintaining sizable holdings of mortgage-related securities and any future sales of such securities;

•	the extent of our success in our efforts to mitigate our losses on our Legacy single-family books and our investments in non-agency mortgage-related securities;

•	the adequacy of our operating systems and infrastructure, and our ability to maintain the security of such systems and infrastructure (e.g., against cyber attacks);

•	changes in accounting standards, or in our accounting policies or estimates;

•	changes in economic and market conditions, including changes in employment rates, interest rates, yield curves, mortgage and debt spreads, and home prices;

•	changes in the U.S. residential mortgage market, including changes in the supply and type of mortgage products (e.g., refinance versus purchase, and fixed-rate versus ARM);

•	our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	our ability to recruit and retain executive officers and other key employees;

•	the adequacy of our risk management framework, internal control over financial reporting, and disclosure controls and procedures;

•	the failure of our customers, vendors, service providers, and counterparties to fulfill their obligations to us;

•	our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

•	our ability to manage interest-rate and other market risks, including the availability of derivative financial instruments needed for risk management purposes;

•	changes or errors in the methodologies, models, assumptions and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs and multifamily K Certificates);

•	adverse judgments or settlements in connection with judicial or regulatory proceedings;

•	changes in the practices of loan originators, investors and other participants in the secondary mortgage market;

•	the occurrence of a major natural or other disaster in areas in which our offices or portions of our total mortgage portfolio are concentrated; and

•	other factors and assumptions described in this Form 10-Q, our Forms 10-Q for the quarters ended March 31, 2014 and June 30, 2014, and our 2013 Annual Report, including in the “MD&A” sections.

87	Freddie Mac

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
On September 16, 2014, the “Preserving Multifamily Housing Act of 2014” was introduced in the House of Representatives. This bill would prohibit FHFA from acting in its capacity as regulator, conservator or receiver to reduce or limit the volume or scope of Freddie Mac or Fannie Mae’s multifamily businesses unless the FHFA Director: (a) determines there is substantial evidence that such action is necessary to ensure the safety and soundness of an enterprise; (b) publishes the determination in the Federal Register; and (c) submits written notification of the determination to Congress.
We anticipate that other bills related to Freddie Mac, Fannie Mae and the future of the mortgage finance system will be introduced. We cannot, however, predict whether any of such bills will be enacted.
For more information, see "BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Legislation Related to Freddie Mac and its Future Status" and “RISK FACTORS — Conservatorship and Related Matters — The future status and role of Freddie Mac are uncertain” in our 2013 Annual Report, as well as “MD&A — LEGISLATIVE AND REGULATORY MATTERS — Legislation Related to Freddie Mac and its Future Status” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.
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
Recent developments with respect to Dodd-Frank rulemakings that may have a significant impact on Freddie Mac include the following:

•
Regulation of Swaps: On September 3, 2014, a group of federal regulatory agencies, including FHFA, jointly reproposed regulations that would establish, among other items, margin and capital requirements applicable to non-cleared swaps transacted by swap dealers, major swap participants, and certain other defined entities. While an increasing number of Freddie Mac's interest rate swap transactions are cleared, the company continues to execute a significant number of non-cleared swap transactions. If these regulations are adopted as proposed, the costs to Freddie Mac and other market participants of transacting in non-cleared over-the-counter swaps would increase in the future.

•
Risk Retention: In October 2014, six agencies, including FHFA, finalized a joint proposal concerning credit risk retention. The final rule, which implements the credit risk retention requirements of the Dodd-Frank Act, generally requires a securitizer of asset-backed securities to retain no less than five percent of the credit risk of the assets underlying such securities. The rule provides an exemption from this requirement for asset-backed securities collateralized exclusively by qualified residential mortgages (or “QRMs”), and defines a QRM by reference to the definition of “qualified mortgage” under the Truth in Lending Act. Freddie Mac’s fully guaranteed securitizations generally will satisfy the risk retention requirements for so long as we are in conservatorship or receivership and receiving federal financial support. This exemption will not apply to our securitization structures that are not fully guaranteed, although other exemptions in the rule may apply to such structures. The requirements of the final risk retention rule with respect to residential mortgage securitizations will become effective one year (two years, in the case of multifamily securitizations) after the final rule is published in the Federal Register.
We continue to review and assess the impact of rulemakings and other activities under the Dodd-Frank Act. For more information, see “RISK FACTORS — Legal and Regulatory Risks — Legislative or regulatory actions could adversely affect our business activities and financial results” in our 2013 Annual Report.
Liquidity Coverage Ratio for Financial Institutions
In September 2014, federal bank regulators released a final rule establishing a liquidity coverage ratio standard, intended to strengthen the liquidity risk management of large banks and savings associations. The final rule is generally consistent with the liquidity standards agreed to by the Basel Committee on Banking Supervision in January 2013. The final rule, which begins to take effect January 1, 2015, requires large and internationally active banking organizations to maintain an amount of High Quality Liquid Assets (HQLA) to cover at least 100% of the company’s net cash outflow for 30 days. Other banking organizations with $50 billion or more in assets must meet a modified liquidity coverage ratio standard. Under the final rule, the most liquid assets, such as U.S. government guaranteed securities, can be included in HQLA without limit. In contrast, Freddie Mac and Fannie Mae securities can be included in HQLA, subject to limits and a haircut, while certain publicly traded investment-grade corporate bonds and equities are subject to more stringent limits. The treatment of Freddie Mac securities in the final rule, relative to other securities, could affect demand for our securities by financial institutions.
FHFA Request for Input on Proposed Single Security Structure
On August 12, 2014, FHFA published a request for input on the proposed structure for a single security that would be issued and guaranteed by Freddie Mac or Fannie Mae. FHFA requested comment on all aspects of the proposed structure. Comments were due by October 13, 2014. Under FHFA’s proposal, the single security would leverage the enterprises’ existing security structures, and would encompass many of the pooling features of the current Fannie Mae mortgage backed security and most of the disclosure framework of the current Freddie Mac PC. FHFA stated that its goal for the proposed single security structure is for legacy Freddie Mac PCs and legacy Fannie Mae mortgage backed securities to be fungible with the single security for purposes of fulfilling TBA contracts. FHFA also stated that the development of the single security will be a multi-year effort, and that FHFA, Freddie Mac and Fannie Mae will continue to seek input and work with stakeholders throughout the process to achieve the goal of improving overall secondary mortgage market liquidity while mitigating any risk of market disruption.
Affordable Housing Goals and Results for 2013
In October 2014, FHFA informed us that it had reviewed our performance with respect to the affordable housing goals for 2013, and determined that we achieved two of our five single-family affordable housing goals and both multifamily goals. Our performance on the goals, as determined by FHFA, is set forth below.
Table 53 — Affordable Housing Goals and Results for 2013

	Goals for 2013	Market Level for 2013(1)	Results for 2013
Single-family purchase money goals (benchmark levels):
Low-income	23%	24.0%	21.8%
Very low-income	7%	6.3%	5.5%
Low-income areas(2)	21%	22.1%	20.0%
Low-income areas subgoal	11%	14.2%	12.3%
Single-family refinance low-income goal (benchmark level)	20%	24.3%	24.1%
Multifamily low-income goal (in units)	215,000	N/A	254,628
Multifamily low-income subgoal (in units)	50,000	N/A	56,752

(1)	Determined by FHFA based on its analysis of market data for 2013.

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

The Director has requested that we submit a framework for meeting the 2015 goals. For more information, see "BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Affordable Housing Goals" in our 2013 Annual Report.
Affordable Housing Goals for 2015 to 2017
On August 29, 2014, FHFA issued a proposed rule that would establish housing goals for Freddie Mac and Fannie Mae for 2015 through 2017. FHFA requested comment on all aspects of the proposed rule. Comments were due by October 28, 2014. Under FHFA’s proposal: (a) the benchmark levels for two of our single-family goals could increase; (b) both of our multifamily goals would increase; and (c) FHFA would establish a new subgoal related to small multifamily properties affordable to low-income families. We cannot predict the content of the final rule, or the impact the final rule will have on our

88	Freddie Mac

business or operations. FHFA’s current housing goals rule is effective through the end of 2014, and is described in “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Affordable Housing Goals” in our 2013 Annual Report.
FHFA Advisory Bulletin
In April 2012, FHFA issued Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”), which is applicable to Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The Advisory Bulletin establishes guidelines for adverse classification and identification of specified single-family and multifamily assets and off-balance sheet credit exposures. The Advisory Bulletin indicates that this regulatory guidance considers and is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000.
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
Among other requirements, the Advisory Bulletin requires that we classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (where our servicers are actively working with the borrower on alternatives to allow them to stay in their homes and our data supports that the loans are not yet uncollectible). The Advisory Bulletin also requires us to charge off the portion of the loan classified as a “loss.” Currently, we deem a loan uncollectible at the time of foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short sale).
During the third quarter of 2014, we resolved the remaining implementation issues related to our adoption of the Advisory Bulletin. As a result, we will not classify loans as a "loss" where our servicers are actively working with the borrower on alternatives to allow them to stay in their home (even if the loan is greater than 180 days delinquent) and our recent experience indicates that a significant percentage of our modifications are initiated after loans become 180 days delinquent.
In the period in which we adopt the Advisory Bulletin, our allowance for loan losses on the impacted loans will be eliminated and the corresponding recorded investment will be reduced by the amount charged off. However, we expect the credit losses we realize over time on our loan portfolio will be the same. We do not expect that our adoption of the Advisory Bulletin will have a material impact on our financial position or results of operations.
FHFA Announcements Concerning Representation and Warranty Framework and High LTV Mortgage Loans
On October 20, 2014, FHFA announced an agreement in principle concerning changes to Freddie Mac's and Fannie Mae’s (collectively, the “Enterprises”) representation and warranty frameworks. FHFA is also working with the Enterprises to develop responsible guidelines for mortgages with loan-to-value ratios between 95% and 97% to serve a targeted segment of creditworthy borrowers. Details about these matters are expected to be provided in coming weeks.
The changes to the representation and warranty frameworks involve clarifying and defining the life-of-loan exclusions. These exclusions are designed to protect the Enterprises from instances of fraud or other significant noncompliance, and, as a result, they allow the Enterprises to require lenders to repurchase loans at any point during the term of the loan. The changes involve:

•
More clearly defining the life-of-loan exclusions involving: (a) misrepresentations, misstatements and omissions; (b) data inaccuracies; (c) charter compliance issues; (d) first-lien priority and title matters; (e) legal compliance violations; and (f) unacceptable mortgage products; and

•	For loans that have already earned repurchase relief, clarifying that only life-of-loan exclusions can trigger a repurchase under the frameworks.
FHFA stated that the refined definitions for the misrepresentations and data inaccuracies categories will include a minimum number of loans that must be identified with misrepresentations or data inaccuracies to trigger the life-of-loan exclusion. FHFA also stated that the misrepresentation and data inaccuracy categories will include a “significance” test. In order to require repurchase of a loan under these two categories, the “significance” test would require the Enterprises to determine that the loan would have been ineligible for purchase initially if the loan information had been accurately reported.
FHFA also indicated that additional changes to the Enterprises’ representation and warranty frameworks will be announced in the near future. We discuss the framework in the “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Single-Family Mortgage Credit Risk” and “— Institutional Credit Risk — Single-family Mortgage Seller/Servicers” sections of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest-Rate Risk and Other Market Risks

89	Freddie Mac

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
Duration Gap and PMVS Results
The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the three and nine months ended September 30, 2014 and 2013. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear.
Our PMVS-L (50 basis points) exposure at September 30, 2014 was $70 million, which decreased compared to December 31, 2013 primarily due to a decrease in our duration exposure. On an average basis for the three and nine months ended September 30, 2014, our PMVS-L (50 basis points) was $35 million and $57 million, respectively, primarily resulting from our duration exposure.

90	Freddie Mac

Table 54 — PMVS and Duration Gap Results

				PMVS-YC	PMVS-L
				25 bps	50 bps	100 bps
				(in millions)
Assuming shifts of the LIBOR yield curve:
September 30, 2014				$13	$70	$161
December 31, 2013				$—	$176	$368

	Three Months Ended September 30,
	2014			2013
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	—	$18	$35	(0.1)	$24	$225
Minimum	(0.4)	$3	$—	(1.2)	$1	$106
Maximum	0.6	$36	$112	1.2	$73	$452
Standard deviation	0.2	$7	$28	0.5	$21	$65

	Nine Months Ended September 30,
	2014			2013
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	(0.1)	$17	$57	0.2	$22	$283
Minimum	(2.4)	$—	$—	(1.2)	$—	$106
Maximum	0.7	$65	$509	2.0	$73	$673
Standard deviation	0.5	$14	$85	0.5	$16	$94
Derivatives have historically enabled us to reduce our interest-rate risk exposure, which could have been higher without the use of derivatives. The table below shows that the PMVS-L risk levels for the periods presented would have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(3.0) billion at September 30, 2014, an increase of $1.0 billion from December 31, 2013.
Table 55 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)
At:
September 30, 2014	$3,023	$70	$(2,953)
December 31, 2013	$2,166	$176	$(1,990)
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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is

91	Freddie Mac

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
Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2014
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 and concluded that the following matter has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We are conducting a multi-year project focused on simplifying our control structure and eliminating redundant control activities. In 2013, we modified our risk and control assessment framework to increase our emphasis on risk management. We are also conducting detailed operational control design reviews to identify ways to simplify our controls structure. We are improving our risk management capabilities by further enhancing our three lines-of-defense risk management framework. Our enhanced three-lines-of-defense risk management framework is designed to add clarity to the roles and responsibilities and to strengthen risk ownership in our business segments with corporate oversight and independent assessment. For more information, see "RISK MANAGEMENT — Operational Risk."
Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting
As described above under "Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of September 30, 2014 that we have not remediated.
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

•
FHFA personnel, including senior officials, review our SEC filings prior to filing, including this Form 10-Q, and engage in discussions with us regarding issues associated with the information contained in those filings. Prior to filing this Form 10-Q, FHFA provided us with a written acknowledgment that it had reviewed the Form 10-Q, was not aware of any material misstatements or omissions in the Form 10-Q, and had no objection to our filing the Form 10-Q.

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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the quarter ended September 30, 2014 have been prepared in conformity with GAAP.

92	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

93	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except share-related amounts)
Interest income
Mortgage loans:
Held by consolidated trusts	$14,148	$14,197	$42,881	$42,798
Unsecuritized	1,643	1,872	4,965	5,898
Total mortgage loans	15,791	16,069	47,846	48,696
Investments in securities	1,423	1,871	4,457	6,047
Other	8	7	19	37
Total interest income	17,222	17,947	52,322	54,780
Interest expense
Debt securities of consolidated trusts	(11,802)	(11,523)	(36,150)	(35,262)
Other debt:
Short-term debt	(35)	(45)	(110)	(134)
Long-term debt	(1,647)	(1,996)	(5,156)	(6,339)
Total interest expense	(13,484)	(13,564)	(41,416)	(41,735)
Expense related to derivatives	(75)	(107)	(230)	(360)
Net interest income	3,663	4,276	10,676	12,685
(Provision) benefit for credit losses	(574)	1,138	(41)	2,264
Net interest income after (provision) benefit for credit losses	3,089	5,414	10,635	14,949
Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(132)	135	(308)	197
Gains (losses) on retirement of other debt	(8)	143	—	136
Derivative gains (losses)	(617)	(74)	(4,894)	1,663
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(132)	(130)	(641)	(169)
Portion of other-than-temporary impairment recognized in AOCI	(34)	4	(46)	(44)
Net impairment of available-for-sale securities recognized in earnings	(166)	(126)	(687)	(213)
Other gains (losses) on investment securities recognized in earnings	(109)	620	1,029	(153)
Other income (loss)	1,796	991	7,329	1,139
Non-interest income (loss)	764	1,689	2,469	2,769
Non-interest expense
Salaries and employee benefits	(231)	(207)	(687)	(626)
Professional services	(128)	(144)	(392)	(387)
Occupancy expense	(16)	(14)	(43)	(41)
Other administrative expenses	(97)	(90)	(271)	(277)
Total administrative expenses	(472)	(455)	(1,393)	(1,331)
Real estate owned operations (expense) income	(103)	79	(112)	183
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(198)	(150)	(563)	(366)
Other expenses	(43)	(51)	(199)	(185)
Non-interest expense	(816)	(577)	(2,267)	(1,699)
Income before income tax (expense) benefit	3,037	6,526	10,837	16,019
Income tax (expense) benefit	(956)	23,960	(3,374)	24,036
Net income	2,081	30,486	7,463	40,055
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	656	(127)	1,562	1,436
Changes in unrealized gains (losses) related to cash flow hedge relationships	50	76	151	250
Changes in defined benefit plans	(1)	2	(1)	24
Total other comprehensive income (loss), net of taxes and reclassification adjustments	705	(49)	1,712	1,710
Comprehensive income	$2,786	$30,437	$9,175	$41,765
Net income	$2,081	$30,486	$7,463	$40,055
Undistributed net worth sweep and senior preferred stock dividends	(2,786)	(30,436)	(9,175)	(41,764)
Net income (loss) attributable to common stockholders	$(705)	$50	$(1,712)	$(1,709)
Net income (loss) per common share — basic and diluted	$(0.22)	$0.02	$(0.53)	$(0.53)
Weighted average common shares outstanding (in millions) — basic and diluted	3,236	3,238	3,236	3,238
The accompanying notes are an integral part of these consolidated financial statements.

94	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013
	(in millions, except share-related amounts)
Assets
Cash and cash equivalents (includes $1 and $1, respectively, related to our consolidated VIEs)	$16,191	$11,281
Restricted cash and cash equivalents (includes $6,177 and $12,193, respectively, related to our consolidated VIEs)	6,264	12,265
Federal funds sold and securities purchased under agreements to resell (includes $12,375 and $3,150, respectively, related to our consolidated VIEs)	29,956	62,383
Investments in securities:
Available-for-sale, at fair value (includes $0 and $70, respectively, pledged as collateral that may be repledged)	112,777	128,919
Trading, at fair value (includes $1,393 and $365, respectively, pledged as collateral that may be repledged)	30,434	23,404
Total investments in securities	143,211	152,323
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $3,101 and $3,006, respectively)	1,549,533	1,529,905
Unsecuritized (net of allowances for loan losses of $19,473 and $21,612, respectively)	133,719	146,158
Total held-for-investment mortgage loans, net	1,683,252	1,676,063
Held-for-sale, at lower-of-cost-or-fair-value (includes $7,719 and $8,727 at fair value, respectively)	7,719	8,727
Total mortgage loans, net	1,690,971	1,684,790
Accrued interest receivable (includes $5,121 and $5,111, respectively, related to our consolidated VIEs)	6,039	6,150
Derivative assets, net	897	1,063
Real estate owned, net (includes $41 and $49, respectively, related to our consolidated VIEs)	2,911	4,551
Deferred tax assets, net	18,481	22,716
Other assets (Note 19) (includes $1,835 and $2,172, respectively, related to our consolidated VIEs)	7,863	8,539
Total assets	$1,922,784	$1,966,061
Liabilities and equity
Liabilities
Accrued interest payable (includes $4,716 and $4,702, respectively, related to our consolidated VIEs)	$6,217	$6,803
Debt, net:
Debt securities of consolidated trusts held by third parties (includes $45 and $59 at fair value, respectively)	1,467,845	1,433,984
Other debt (includes $4,988 and $2,683 at fair value, respectively)	435,706	506,767
Total debt, net	1,903,551	1,940,751
Derivative liabilities, net	1,930	180
Other liabilities (Note 19) (includes $3 and $6, respectively, related to our consolidated VIEs)	5,900	5,492
Total liabilities	1,917,598	1,953,226
Commitments and contingencies (Notes 9, 14, and 17)
Equity
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,040,391 shares and 650,039,533 shares outstanding, respectively	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(79,080)	(69,719)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $708 and ($1,100), respectively, related to net unrealized gains (losses) on securities for which other-than-temporary impairment has been recognized in earnings)	2,524	962
Cash flow hedge relationships	(849)	(1,000)
Defined benefit plans	31	32
Total AOCI, net of taxes	1,706	(6)
Treasury stock, at cost, 75,823,495 shares and 75,824,353 shares, respectively	(3,885)	(3,885)
Total equity (See NOTE 11: STOCKHOLDERS’ EQUITY for information on our dividend obligation to Treasury)	5,186	12,835
Total liabilities and equity	$1,922,784	$1,966,061
The accompanying notes are an integral part of these consolidated financial statements.

95	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares Outstanding			Senior Preferred Stock, at Redemption Value	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
	Senior Preferred Stock	Preferred Stock	Common Stock
	(in millions)
Balance as of December 31, 2012	1	464	650	$72,336	$14,109	$—	$1	$(70,796)	$(2,938)	$(3,885)	$8,827
Comprehensive income:
Net income	—	—	—	—	—	—	—	40,055	—	—	40,055
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	1,710	—	1,710
Comprehensive income	—	—	—	—	—	—	—	40,055	1,710	—	41,765
Common stock issuances	—	—	—	—	—	—	(1)	—	—	—	(1)
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(17,155)	—	—	(17,155)
Ending balance at September 30, 2013	1	464	650	$72,336	$14,109	$—	$—	$(47,896)	$(1,228)	$(3,885)	$33,436
Balance as of December 31, 2013	1	464	650	$72,336	$14,109	$—	$—	$(69,719)	$(6)	$(3,885)	$12,835
Comprehensive income:
Net income	—	—	—	—	—	—	—	7,463	—	—	7,463
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	1,712	—	1,712
Comprehensive income	—	—	—	—	—	—	—	7,463	1,712	—	9,175
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(16,824)	—	—	(16,824)
Ending balance at September 30, 2014	1	464	650	$72,336	$14,109	$—	$—	$(79,080)	$1,706	$(3,885)	$5,186
The accompanying notes are an integral part of these consolidated financial statements.

96	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2014
	2014	2013
	(in millions)
Cash flows from operating activities
Net income	$7,463	$40,055
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative losses (gains)	2,910	(4,408)
Asset related amortization — premiums, discounts, and basis adjustments	2,454	3,939
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(3,799)	(5,638)
Losses (gains) on extinguishment of debt securities of consolidated trusts and other debt	308	(333)
Provision (benefit) for credit losses	41	(2,264)
(Gains) losses on investment activity	(725)	806
Deferred income tax expense (benefit)	3,313	(24,041)
Purchases of held-for-sale mortgage loans	(11,875)	(17,695)
Sales of mortgage loans acquired as held-for-sale	13,350	20,866
Repayments of mortgage loans acquired as held-for-sale	60	147
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(723)	(974)
Change in:
Accrued interest receivable	111	535
Accrued interest payable	(565)	(1,149)
Income taxes receivable	(698)	5
Other, net	(311)	(1,597)
Net cash provided by operating activities	11,314	8,254
Cash flows from investing activities
Purchases of trading securities	(33,076)	(48,608)
Proceeds from sales of trading securities	13,674	30,319
Proceeds from maturities of trading securities	13,490	5,558
Purchases of available-for-sale securities	(22,080)	(6,363)
Proceeds from sales of available-for-sale securities	26,608	15,586
Proceeds from maturities of available-for-sale securities	15,742	27,348
Purchases of held-for-investment mortgage loans	(51,583)	(66,848)
Repayments of mortgage loans acquired as held-for-investment	175,728	346,931
Proceeds from sales of mortgage loans acquired as held-for-investment	454	7
Decrease in restricted cash	6,001	8,837
Advances to lenders	(67)	—
Net proceeds from dispositions of real estate owned and other recoveries	6,357	8,231
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	32,427	(3,460)
Derivative premiums and terminations and swap collateral, net	(1,262)	4,545
Net cash provided by investing activities	182,413	322,083
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	93,823	87,874
Repayments of debt securities of consolidated trusts held by third parties	(194,483)	(367,911)
Proceeds from issuance of other debt	342,957	525,453
Repayments of other debt	(414,285)	(557,573)
Payment of cash dividends on senior preferred stock	(16,824)	(17,155)
Payments of low-income housing tax credit partnerships notes payable	(5)	(6)
Net cash used in financing activities	(188,817)	(329,318)
Net increase in cash and cash equivalents	4,910	1,019
Cash and cash equivalents at beginning of period	11,281	8,513
Cash and cash equivalents at end of period	$16,191	$9,532

Supplemental cash flow information
Cash paid for:
Debt interest	$46,697	$50,519
Net cash settlement on interest rate swaps	1,897	2,775
Income taxes	760	—
Non-cash investing and financing activities:
Underlying mortgage loans related to guarantor swap transactions	137,071	289,416
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	137,071	289,416
Net increase (decrease) in investment securities and debt securities of consolidated trusts held by third parties from the deconsolidation and/or consolidation of variable interest entities	5	(2,180)
Investment securities received (transferred) as consideration for the issuance (extinguishment) of debt securities of consolidated trusts	1,184	—
Transfers from held-for-investment mortgage loans to held-for-sale mortgage loans	864	17
Transfers from held-for-sale mortgage loans to held-for-investment mortgage loans	231	—
The accompanying notes are an integral part of these consolidated financial statements.

97	Freddie Mac

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
Beginning in the first quarter of 2014, we reclassified net discounts paid on retirements of other debt and net premiums received from issuance of debt securities of consolidated trusts and other debt from cash flows from operating activities to cash flows from financing activities on our consolidated statements of cash flows. This reclassification resulted in a decrease of $1.1 billion to net cash provided by operating activities and an increase of $1.1 billion to net cash used in financing activities for the nine months ended September 30, 2013.

98	Freddie Mac

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
Recently Issued Accounting Guidance, Not Yet Adopted Within These Consolidated Financial Statements
Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity
In November 2014, the FASB issued an amendment to the accounting guidance on derivatives and hedging related to evaluating host contracts in hybrid financial instruments that are issued in the form of a share. This accounting guidance clarifies that an entity should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. This accounting guidance is effective for interim and annual periods beginning after December 15, 2015. We do not expect that the adoption of this amendment will have a material impact on our consolidated financial statements.
Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
In August 2014, the FASB issued an amendment to the accounting guidance for receivables related to certain government-guaranteed mortgage loans. This accounting guidance requires that a mortgage loan be de-recognized and a separate receivable be recognized upon foreclosure if certain conditions are met. If those conditions are met and such a receivable is recognized, the receivable should be measured based on the amount of principal and interest related to the loan expected to be recovered from the guarantor. This accounting guidance is effective for interim and annual periods beginning after December 15, 2014. We do not expect that the adoption of this amendment will have a material impact on our consolidated financial statements.

99	Freddie Mac

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
The 2014 Strategic Plan establishes three reformulated strategic goals for the conservatorships of Freddie Mac and Fannie Mae:

100	Freddie Mac

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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio
The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement, as amended on August 17, 2012, and FHFA regulation, may not exceed $470 billion at December 31, 2014 and was $414 billion at September 30, 2014. The annual 15% reduction in our mortgage-related investments portfolio cap until it reaches $250 billion is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
Government Support for our Business
We receive substantial support from Treasury and FHFA, as our Conservator and regulator, and are dependent upon their continued support in order to continue operating our business. This support includes our ability to access funds from Treasury under the Purchase Agreement, which is critical to: (a) keeping us solvent; (b) allowing us to focus on our primary business objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. At June 30, 2014, our assets exceeded our liabilities under GAAP; therefore FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended September 30, 2014. Since conservatorship began through September 30, 2014, we have paid cash dividends of $88.2 billion to Treasury at the direction of the Conservator.
At September 30, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the third quarter of 2014.
See "NOTE 2: CONSERVATORSHIP AND RELATED MATTERS," “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS” and “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2013 Annual Report for more information on the conservatorship and the Purchase Agreement.

101	Freddie Mac

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
VIEs for which We are the Primary Beneficiary
Based on our evaluation of whether we hold a controlling financial interest in these VIEs, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions. Therefore, we consolidate on our balance sheets the assets and liabilities of these trusts. At both September 30, 2014 and December 31, 2013, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.5 trillion as measured using the UPB of issued PCs. In addition, we concluded that we are the primary beneficiary of Other Guarantee Transactions with underlying assets totaling $7.4 billion and $8.9 billion at September 30, 2014 and December 31, 2013, respectively.
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

102	Freddie Mac

Table 3.1 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	September 30, 2014
	Mortgage-Related Security Trusts		Unsecuritized Multifamily Loans (3)
	Freddie Mac Securities(1)	Non-Freddie Mac Securities(2)		Other(2)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$12	$—	$10	$66
Investments in securities:
Available-for-sale, at fair value	41,363	68,921	—	—
Trading, at fair value	14,900	6,372	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	43,942	—
Held-for-sale	—	—	7,719	—
Accrued interest receivable	233	182	217	7
Other assets	876	3	268	470
Liabilities:
Derivative liabilities, net	—	—	—	(32)
Other liabilities	(959)	—	(18)	(602)
Maximum Exposure to Loss	$81,383	$72,919	$52,156	$10,282
Total Assets of Non-Consolidated VIEs(4)	$95,740	$395,650	$94,567	$22,619

	December 31, 2013
	Mortgage-Related Security Trusts		Unsecuritized Multifamily Loans(3)
	Freddie Mac Securities(1)	Non-Freddie Mac Securities(2)		Other(2)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$6	$—	$8	$58
Investments in securities:
Available-for-sale, at fair value	40,659	84,765	—	—
Trading, at fair value	9,349	7,414	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	50,306	—
Held-for-sale	—	—	8,727	—
Accrued interest receivable	232	226	261	7
Other assets	833	14	407	477
Liabilities:
Derivative liabilities, net	(3)	—	—	(35)
Other liabilities	(875)	(2)	(12)	(558)
Maximum Exposure to Loss	$72,072	$92,559	$59,710	$10,415
Total Assets of Non-Consolidated VIEs(4)	$84,731	$506,699	$105,120	$23,707

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

103	Freddie Mac

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
The table below summarizes the types of loans on our consolidated balance sheets as of September 30, 2014 and December 31, 2013.
Table 4.1 — Mortgage Loans

	September 30, 2014			December 31, 2013
	Unsecuritized	Held By Consolidated Trusts	Total	Unsecuritized	Held By Consolidated Trusts	Total
	(in millions)
Single-family:(1)
Fixed-rate
Amortizing	$106,068	$1,424,474	$1,530,542	$113,597	$1,402,841	$1,516,438
Interest-only	1,031	3,607	4,638	1,476	4,826	6,302
Total fixed-rate	107,099	1,428,081	1,535,180	115,073	1,407,667	1,522,740
Adjustable-rate
Amortizing	1,644	67,330	68,974	1,935	65,429	67,364
Interest-only	3,522	21,054	24,576	4,576	23,841	28,417
Total adjustable-rate	5,166	88,384	93,550	6,511	89,270	95,781
Other Guarantee Transactions	—	7,366	7,366	—	8,431	8,431
FHA/VA and other governmental	503	3,191	3,694	553	3,354	3,907
Total single-family	112,768	1,527,022	1,639,790	122,137	1,508,722	1,630,859
Multifamily:(1)
Fixed-rate	44,038	525	44,563	50,701	444	51,145
Adjustable-rate	7,613	—	7,613	8,467	—	8,467
Other governmental	3	—	3	3	—	3
Total multifamily	51,654	525	52,179	59,171	444	59,615
Total UPB of mortgage loans	164,422	1,527,547	1,691,969	181,308	1,509,166	1,690,474
Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(3,615)	25,087	21,472	(4,817)	23,745	18,928
Fair value adjustments on loans held-for sale(2)	104	—	104	6	—	6
Allowance for loan losses on mortgage loans held-for-investment	(19,473)	(3,101)	(22,574)	(21,612)	(3,006)	(24,618)
Total mortgage loans, net	$141,438	$1,549,533	$1,690,971	$154,885	$1,529,905	$1,684,790
Mortgage loans, net:
Held-for-investment	$133,719	$1,549,533	$1,683,252	$146,158	$1,529,905	$1,676,063
Held-for-sale	7,719	—	7,719	8,727	—	8,727
Total mortgage loans, net	$141,438	$1,549,533	$1,690,971	$154,885	$1,529,905	$1,684,790

(1)	Based on UPB.

(2)	Consists of fair value adjustments associated with multifamily mortgage loans (for which we have made a fair value election).
During the three months ended September 30, 2014 and 2013, we purchased $75.8 billion and $94.6 billion, respectively, in UPB of single-family mortgage loans, and $0.3 billion during each of these periods in UPB of multifamily loans that were classified as held-for-investment. During the nine months ended September 30, 2014 and 2013, we purchased $182.2 billion and $351.2 billion, respectively, in UPB of single-family mortgage loans and $1.6 billion and $0.7 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment. Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. During the three months ended September 30, 2014 and 2013, we sold $4.5 billion and $6.4 billion, respectively, of held-for-sale multifamily mortgage loans. During the nine months ended September 30, 2014 and 2013, we sold $12.9 billion and $20.8 billion, respectively, of held-for-sale multifamily mortgage loans. See “NOTE 14: FINANCIAL GUARANTEES” for more information on our issuances of Other Guarantee Transactions.

104	Freddie Mac

In April 2014, we received FHFA's approval for a pilot transaction to sell certain seriously delinquent unsecuritized single-family loans held on our consolidated balance sheet. In connection with this transaction, during the second quarter of 2014, we reclassified $0.9 billion in recorded investment of mortgage loans from held-for-investment to held-for-sale. We subsequently reclassified certain of these loans back to held-for-investment during the second and third quarters of 2014. We completed the sale in the third quarter of 2014. We may pursue additional sales in the future, subject to FHFA approval. For additional information regarding fair value of our loans classified as held-for-sale, see "NOTE 16: FAIR VALUE DISCLOSURES."
Credit Quality of Mortgage Loans
We evaluate impairment for single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. A second-lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of both September 30, 2014 and December 31, 2013, based on data collected by us at loan delivery, approximately 14% of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first mortgage. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages. For further information about concentrations of risk associated with our single-family and multifamily mortgage loans, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”
The table below presents information on the estimated current LTV ratios of single-family held-for-investment loans on our consolidated balance sheets. Our current LTV ratio estimates are based on available data through the end of each respective period presented.
Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio

	As of September 30, 2014				As of December 31, 2013
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	≤ 80	> 80 to 100	> 100(2)	Total	≤ 80	> 80 to 100	> 100(2)	Total
	(in millions)
Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$890,035	$258,552	$94,120	$1,242,707	$819,509	$269,110	$124,491	$1,213,110
15-year amortizing fixed-rate(3)	266,528	15,039	3,931	285,498	270,211	19,658	5,748	295,617
Adjustable-rate(4)	59,173	6,641	871	66,685	56,208	6,714	1,578	64,500
Alt-A, interest-only, and option ARM(5)	29,261	18,985	18,142	66,388	29,927	21,564	25,089	76,580
Total single-family loans	$1,244,997	$299,217	$117,064	1,661,278	$1,175,855	$317,046	$156,906	1,649,807
Multifamily loans				44,548				50,874
Total recorded investment of held-for-investment loans				$1,705,826				$1,700,681

(1)
The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographic area since that time. The value of a property at origination is based on: (a) for purchase mortgages, either the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price; or (b) for refinance mortgages, a third-party appraisal. Changes in market value are derived from our internal index which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family mortgage acquisitions, including foreclosure sales. Estimates of the current LTV ratio include the credit-enhanced portion of the loan and exclude any secondary financing by third parties. The existence of a second lien reduces the borrower’s equity in the property and, therefore, can increase the risk of default.

(2)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with estimated current LTV ratios in excess of 100% was 8.9% and 9.9% as of September 30, 2014 and December 31, 2013, respectively.

(3)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of September 30, 2014 and December 31, 2013, we have categorized UPB of approximately $42.8 billion and $43.8 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of modification rather than at a subsequent date.

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

105	Freddie Mac

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
The table below presents our loan loss reserves activity for the single-family and multifamily loans that we own or guarantee.
Table 4.3 — Detail of Loan Loss Reserves

	Three Months Ended September 30,
	2014				2013
	Allowance for Loan Losses		Reserve for Guarantee Losses(1)		Allowance for Loan Losses		Reserve for Guarantee Losses(1)
	Unsecuritized	Held By Consolidated Trusts		Total	Unsecuritized	Held By Consolidated Trusts		Total
	(dollars in millions)
Single-family:
Beginning balance	$19,956	$2,652	$100	$22,708	$22,862	$3,222	$113	$26,197
Provision (benefit) for credit losses	211	378	(5)	584	(1,528)	430	(12)	(1,110)
Charge-offs(2)	(1,014)	(72)	(2)	(1,088)	(1,917)	(379)	(2)	(2,298)
Recoveries(3)	184	6	—	190	1,470	260	—	1,730
Transfers, net(4)	55	137	—	192	1,064	(800)	—	264
Ending balance	$19,392	$3,101	$93	$22,586	$21,951	$2,733	$99	$24,783
Multifamily:
Beginning balance	$91	$—	$16	$107	$206	$—	$30	$236
Provision (benefit) for credit losses	(11)	—	1	(10)	(26)	—	(2)	(28)
Charge-offs(2)	—	—	—	—	(3)	—	—	(3)
Recoveries(3)	1	—	—	1	—	—	—	—
Ending balance	$81	$—	$17	$98	$177	$—	$28	$205
Total:
Beginning balance	$20,047	$2,652	$116	$22,815	$23,068	$3,222	$143	$26,433
Provision (benefit) for credit losses	200	378	(4)	574	(1,554)	430	(14)	(1,138)
Charge-offs(2)	(1,014)	(72)	(2)	(1,088)	(1,920)	(379)	(2)	(2,301)
Recoveries(3)	185	6	—	191	1,470	260	—	1,730
Transfers, net(4)	55	137	—	192	1,064	(800)	—	264
Ending balance	$19,473	$3,101	$110	$22,684	$22,128	$2,733	$127	$24,988

Ratio of total loan loss reserves (excluding TDR concessions) to net charge-offs for single-family loans(5)				3.1				1.9
Ratio of total loan loss reserves to net charge-offs for single-family loans(6)				6.3				3.4

106	Freddie Mac

	Nine Months Ended September 30,
	2014				2013
	Allowance for Loan Losses		Reserve for Guarantee Losses(1)		Allowance for Loan Losses		Reserve for Guarantee Losses(1)
	Unsecuritized	Held By Consolidated Trusts		Total	Unsecuritized	Held By Consolidated Trusts		Total
	(in millions)
Single-family:
Beginning balance	$21,487	$3,006	$85	$24,578	$25,449	$4,918	$141	$30,508
Provision (benefit) for credit losses	(665)	745	13	93	(3,182)	1,117	(32)	(2,097)
Charge-offs(2)	(3,464)	(298)	(5)	(3,767)	(6,594)	(691)	(7)	(7,292)
Recoveries(3)	848	252	—	1,100	2,597	319	—	2,916
Transfers, net(4)	1,186	(604)	—	582	3,681	(2,930)	(3)	748
Ending balance	$19,392	$3,101	$93	$22,586	$21,951	$2,733	$99	$24,783
Multifamily:
Beginning balance	$125	$—	$26	$151	$339	$1	$42	$382
Provision (benefit) for credit losses	(43)	—	(9)	(52)	(159)	(1)	(7)	(167)
Charge-offs(2)	(2)	—	—	(2)	(4)	—	—	(4)
Recoveries(3)	1	—	—	1	1	—	—	1
Transfers, net(4)	—	—	—	—	—	—	(7)	(7)
Ending balance	$81	$—	$17	$98	$177	$—	$28	$205
Total:
Beginning balance	$21,612	$3,006	$111	$24,729	$25,788	$4,919	$183	$30,890
Provision (benefit) for credit losses	(708)	745	4	41	(3,341)	1,116	(39)	(2,264)
Charge-offs(2)	(3,466)	(298)	(5)	(3,769)	(6,598)	(691)	(7)	(7,296)
Recoveries(3)	849	252	—	1,101	2,598	319	—	2,917
Transfers, net(4)	1,186	(604)	—	582	3,681	(2,930)	(10)	741
Ending balance	$19,473	$3,101	$110	$22,684	$22,128	$2,733	$127	$24,988

(1)
Loans associated with our reserve for guarantee losses are those loans that underlie our non-consolidated securitization trusts and other guarantee commitments and are evaluated for impairment on a collective basis. Our reserve for guarantee losses is included in other liabilities on our consolidated balance sheets.

(2)
Charge-offs represent the amount of a loan that has been discharged to remove the loan from our consolidated balance sheet principally due to either foreclosure transfers or short sales. Charge-offs exclude $21 million and $63 million for the three months ended September 30, 2014 and 2013, respectively, and $59 million and $204 million for the nine months ended September 30, 2014 and 2013, respectively, related to: (a) amounts recorded as losses on loans purchased within other expenses on our consolidated statements of comprehensive income, which relate to certain loans purchased under financial guarantees; or (b) cumulative fair value losses recognized through the date of foreclosure for multifamily loans which we elected to carry at fair value at the time of our purchase. We record charge-offs and recoveries on loans held by consolidated trusts when a loss event (such as a foreclosure transfer or foreclosure alternative) occurs on a loan while it remains in a consolidated trust.

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

(4)
Consists of: (a) approximately $(0.1) billion and $0.8 billion during the three months ended September 30, 2014 and 2013, respectively, and $0.6 billion and $2.9 billion during the nine months ended September 30, 2014 and 2013, respectively, of reclassified single-family reserves related to our removal of loans previously held by consolidated trusts, net of reclassifications for single-family loans subsequently resecuritized after such removal; and (b) approximately $0.2 billion and $0.3 billion during the three months ended September 30, 2014 and 2013, respectively, and $0.6 billion and $0.7 billion during the nine months ended September 30, 2014 and 2013, respectively, attributable to capitalization of past due interest on modified mortgage loans.

(5)
Calculated as: (a) the total loan loss reserve balance for single-family loans less our estimate of reserve amounts associated with TDR concessions as of September 30, 2014 and September 30, 2013; divided by (b) the annualized charge-offs, net of recoveries (excluding recoveries for settlement related amounts), associated with single-family loans during the three months ended September 30, 2014 and September 30, 2013, respectively. Both the charge-offs and loan loss reserves exclude amounts associated with loans acquired with deteriorated credit (at the time of our acquisition).

(6)
Calculated as: (a) the total loan loss reserve balance for single-family loans as of September 30, 2014 and September 30, 2013; divided by (b) the annualized charge-offs, net of recoveries (excluding recoveries for settlement related amounts), associated with single-family loans during the three months ended September 30, 2014 and September 30, 2013, respectively. Both the charge-offs and loan loss reserves exclude amounts associated with loans acquired with deteriorated credit quality (at the time of our acquisition).

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.

107	Freddie Mac

Table 4.4 — Net Investment in Mortgage Loans

	September 30, 2014			December 31, 2013
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)
Recorded investment:
Collectively evaluated	$1,561,107	$43,559	$1,604,666	$1,551,667	$49,598	$1,601,265
Individually evaluated	100,171	989	101,160	98,140	1,276	99,416
Total recorded investment	1,661,278	44,548	1,705,826	1,649,807	50,874	1,700,681
Ending balance of the allowance for loan losses:
Collectively evaluated	(4,294)	(28)	(4,322)	(5,939)	(45)	(5,984)
Individually evaluated	(18,199)	(53)	(18,252)	(18,554)	(80)	(18,634)
Total ending balance of the allowance	(22,493)	(81)	(22,574)	(24,493)	(125)	(24,618)
Net investment in mortgage loans	$1,638,785	$44,467	$1,683,252	$1,625,314	$50,749	$1,676,063
A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment while substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 12.7% and 12.9% of the recorded investment in such loans at September 30, 2014 and December 31, 2013, respectively, and a substantial portion of the allowance associated with these loans represented concessions provided to borrowers as part of loan modifications. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both September 30, 2014 and December 31, 2013.
Credit Protection and Other Forms of Credit Enhancement
In connection with many of our mortgage loans and other mortgage-related guarantees, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, credit risk transfer transactions, and other forms of credit enhancements.
The table below presents the UPB of loans on our consolidated balance sheets or underlying our financial guarantees with credit protection and the maximum amounts of potential loss recovery by type of credit protection.
Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in millions)
Single-family:
Primary mortgage insurance	$220,471	$203,470	$55,941	$50,823
Other credit protection:
Credit risk transfer transactions(3)	132,172	56,903	5,515	1,183
Lender recourse and indemnifications	6,693	7,119	6,235	6,726
Pool insurance(4)	3,380	4,683	988	1,186
HFA indemnification(5)	3,466	4,051	3,323	3,323
Subordination(6)	2,442	2,644	347	399
Other credit enhancements	20	38	20	38
Total	$368,644	$278,908	$72,369	$63,678
Multifamily:
K Certificates(7)	$69,218	$59,326	$12,412	$10,601
Subordination(6)	4,418	4,435	756	756
HFA indemnification(5)	827	905	699	699
Other credit enhancements	5,855	6,666	1,685	1,834
Total	$80,318	$71,332	$15,552	$13,890

(1)
Excludes: (a) FHA/VA and other governmental loans; (b) purchased credit protection associated with $10.2 billion and $11.5 billion in UPB of single-family loans underlying Other Guarantee Transactions as of September 30, 2014 and December 31, 2013, respectively; and (c) repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards.

(2)
Except for subordination and K Certificates, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements. For subordination and K Certificates coverage, this represents the UPB of the securities that are subordinate to our guarantee, which could provide protection by absorbing first losses.

108	Freddie Mac

(3)
Represents: (a) STACR debt note transactions in which we issue and sell debt securities, the principal balance of which is subject to the performance of a reference pool of single-family mortgage loans owned or guaranteed by Freddie Mac; and (b) transactions in which we purchased insurance policies on a portion of the mezzanine loss positions that were not issued to third parties in certain STACR debt note transactions. UPB amounts presented represent the UPB of the loans in the associated reference pools as of the respective dates, excluding $42.0 billion at September 30, 2014 where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the outstanding balance of the debt securities held by third parties as well as the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

(4)
Maximum coverage amounts presented have been limited to the UPB at period end. Excludes approximately $1.4 billion and $1.8 billion in UPB at September 30, 2014 and December 31, 2013, respectively, where the related loans are also covered by primary mortgage insurance.

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
Our structured agency credit risk (STACR) debt note transactions, in which we issue unsecured debt securities that reduce our exposure to credit risk, also provide credit enhancement protecting our single-family credit guarantee portfolio. Our agency credit insurance structures (ACIS) are insurance contracts that obligate the counterparty to reimburse us for credit losses based on a fixed severity schedule up to an aggregate limit that are incurred on our mezzanine credit loss positions associated with STACR debt note transactions in exchange for our payment of periodic premiums. We executed five STACR debt note transactions and two ACIS transactions during the nine months ended September 30, 2014. For more information about our STACR debt note transactions, see "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES" in our 2013 Annual Report.
We also have credit enhancements protecting our multifamily mortgage portfolio. Subordination, primarily through our K Certificates, is the most prevalent type, whereby we mitigate our credit risk exposure by structuring our securities to sell the expected credit risk to private investors who purchase the subordinate tranches.
We also have credit protection for certain mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $3.7 billion and $3.9 billion as of September 30, 2014 and December 31, 2013, respectively.
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

109	Freddie Mac

Table 5.1 — Individually Impaired Loans

	Balance at September 30, 2014				For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate(3)	$6,051	$3,932	N/A	$3,932	$3,941	$105	$12	$3,618	$277	$27
15-year amortizing fixed-rate(3)	66	45	N/A	45	45	3	—	37	7	1
Adjustable-rate(4)	29	22	N/A	22	22	—	—	15	1	—
Alt-A, interest-only, and option ARM(5)	1,718	1,149	N/A	1,149	1,151	22	2	1,119	60	4
Total with no specific allowance recorded	7,864	5,148	N/A	5,148	5,159	130	14	4,789	345	32
With specific allowance recorded:(6)
20 and 30-year or more, amortizing fixed-rate(3)	77,543	76,419	$(14,311)	62,108	76,001	588	82	75,562	1,760	213
15-year amortizing fixed-rate(3)	1,253	1,259	(40)	1,219	1,225	13	3	1,255	41	7
Adjustable-rate(4)	874	872	(68)	804	857	5	2	891	17	4
Alt-A, interest-only, and option ARM(5)	16,881	16,473	(3,780)	12,693	16,410	95	19	16,531	286	46
Total with specific allowance recorded	96,551	95,023	(18,199)	76,824	94,493	701	106	94,239	2,104	270
Combined single-family:
20 and 30-year or more, amortizing fixed-rate(3)	83,594	80,351	(14,311)	66,040	79,942	693	94	79,180	2,037	240
15-year amortizing fixed-rate(3)	1,319	1,304	(40)	1,264	1,270	16	3	1,292	48	8
Adjustable-rate(4)	903	894	(68)	826	879	5	2	906	18	4
Alt-A, interest-only, and option ARM(5)	18,599	17,622	(3,780)	13,842	17,561	117	21	17,650	346	50
Total single-family(7)	$104,415	$100,171	$(18,199)	$81,972	$99,652	$831	$120	$99,028	$2,449	$302
Multifamily —
With no specific allowance recorded(8)	$532	$521	N/A	$521	$526	$8	$2	$656	$24	$7
With specific allowance recorded	476	468	$(53)	415	474	6	4	521	19	13
Total multifamily	$1,008	$989	$(53)	$936	$1,000	$14	$6	$1,177	$43	$20
Total single-family and multifamily	$105,423	$101,160	$(18,252)	$82,908	$100,652	$845	$126	$100,205	$2,492	$322

110	Freddie Mac

	Balance at December 31, 2013				For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate(3)	$5,927	$3,355	N/A	$3,355	$3,430	$100	$7	$3,346	$304	$27
15-year amortizing fixed-rate(3)	62	34	N/A	34	32	1	—	30	5	1
Adjustable rate(4)	19	13	N/A	13	14	—	—	13	1	—
Alt-A, interest-only, and option ARM(5)	1,758	1,038	N/A	1,038	1,016	18	—	957	53	5
Total with no specific allowance recorded	7,766	4,440	N/A	4,440	4,492	119	7	4,346	363	33
With specific allowance recorded:(6)
20 and 30-year or more, amortizing fixed-rate(3)	75,633	74,554	$(14,431)	60,123	70,632	518	63	68,962	1,571	218
15-year amortizing fixed-rate(3)	1,324	1,324	(43)	1,281	1,115	12	3	1,095	37	8
Adjustable rate(4)	967	962	(84)	878	862	5	1	848	16	4
Alt-A, interest-only, and option ARM(5)	17,210	16,860	(3,996)	12,864	16,514	84	10	16,508	273	53
Total with specific allowance recorded	95,134	93,700	(18,554)	75,146	89,123	619	77	87,413	1,897	283
Combined single-family:
20 and 30-year or more, amortizing fixed-rate(3)	81,560	77,909	(14,431)	63,478	74,062	618	70	72,308	1,875	245
15-year amortizing fixed-rate(3)	1,386	1,358	(43)	1,315	1,147	13	3	1,125	42	9
Adjustable rate (4)	986	975	(84)	891	876	5	1	861	17	4
Alt-A, interest-only, and option ARM(5)	18,968	17,898	(3,996)	13,902	17,530	102	10	17,465	326	58
Total single-family(7)	$102,900	$98,140	$(18,554)	$79,586	$93,615	$738	$84	$91,759	$2,260	$316
Multifamily —
With no specific allowance recorded(8)	$694	$681	N/A	$681	$848	$11	$4	$1,099	$39	$16
With specific allowance recorded	608	595	$(80)	515	761	10	8	888	33	27
Total multifamily	$1,302	$1,276	$(80)	$1,196	$1,609	$21	$12	$1,987	$72	$43
Total single-family and multifamily	$104,202	$99,416	$(18,634)	$80,782	$95,224	$759	$96	$93,746	$2,332	$359

(1)	Consists of income recognized during the period related to loans categorized as non-accrual.

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

(7)
As of September 30, 2014 and December 31, 2013 includes $96.6 billion and $95.1 billion, respectively, of UPB associated with loans for which we have recorded a specific allowance, and $7.9 billion and $7.8 billion, respectively, of UPB associated with loans that have no specific allowance recorded. See endnote (2) for additional information.

(8)
Individually impaired multifamily loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

Mortgage Loan Performance
The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.

111	Freddie Mac

Table 5.2 — Payment Status of Mortgage Loans(1)

	September 30, 2014
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate(2)	$1,194,713	$17,839	$5,955	$24,200	$1,242,707	$24,195
15-year amortizing fixed-rate(2)	283,527	1,021	234	716	285,498	716
Adjustable-rate(3)	65,472	426	121	666	66,685	666
Alt-A, interest-only, and option ARM(4)	55,466	2,367	969	7,586	66,388	7,584
Total single-family	1,599,178	21,653	7,279	33,168	1,661,278	33,161
Total multifamily	44,535	—	4	9	44,548	411
Total single-family and multifamily	$1,643,713	$21,653	$7,283	$33,177	$1,705,826	$33,572

	December 31, 2013
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate(2)	$1,157,057	$19,743	$6,675	$29,635	$1,213,110	$29,620
15-year amortizing fixed-rate(2)	293,286	1,196	271	864	295,617	863
Adjustable-rate(3)	62,987	495	147	871	64,500	871
Alt-A, interest-only, and option ARM(4)	62,356	2,898	1,157	10,169	76,580	10,162
Total single-family	1,575,686	24,332	8,250	41,539	1,649,807	41,516
Total multifamily	50,827	—	21	26	50,874	627
Total single-family and multifamily	$1,626,513	$24,332	$8,271	$41,565	$1,700,681	$42,143

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
We have the option under our PC master trust agreement to remove mortgage loans that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more. As of September 30, 2014, there were $0.8 billion in UPB of loans underlying our PCs that were 120 days or more delinquent, and that met our criteria for removing the loan from the PC trust. Generally, we remove these delinquent loans from the PC trust, and thereby extinguish the related PC debt at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.
When we remove mortgage loans from PC trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We removed $2.5 billion and $8.8 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other guarantee commitments) for the three and nine months ended September 30, 2014, respectively, compared to $4.0 billion and $14.6 billion in UPB for the three and nine months ended September 30, 2013, respectively.
The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

112	Freddie Mac

 Table 5.3 — Delinquency Rates

	September 30, 2014	December 31, 2013
Single-family:(1)
Non-credit-enhanced portfolio
Serious delinquency rate	1.80%	2.09%
Total number of seriously delinquent loans	155,955	190,119
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	2.84%	4.40%
Total number of seriously delinquent loans	40,003	51,600
Other credit protection:(3)
Serious delinquency rate	1.41%	3.66%
Total number of seriously delinquent loans	13,064	15,828
Total single-family:
Serious delinquency rate	1.96%	2.39%
Total number of seriously delinquent loans	207,862	255,325
Multifamily:(4)
Non-credit-enhanced portfolio:
Delinquency rate	0.02%	0.07%
UPB of delinquent loans (in millions)	$13	$46
Credit-enhanced portfolio:
Delinquency rate	0.03%	0.11%
UPB of delinquent loans (in millions)	$26	$75
Total Multifamily:
Delinquency rate	0.03%	0.09%
UPB of delinquent loans (in millions)	$39	$121

(1)
Single-family mortgage loans that have been modified are not counted as seriously delinquent if the borrower is less than three monthly payments past due under the modified terms. Serious delinquencies on single-family mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice. In the third quarter of 2014, we revised our presentation of single-family non-credit enhanced and credit-enhanced serious delinquency rates. This revision did not impact our total single-family serious delinquency rate. Prior periods have been revised to conform with the current presentation.

(2)	The credit enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit protection.

(3)
Consists of single-family mortgage loans covered by financial arrangements (other than primary mortgage insurance) that are designed to reduce our credit risk exposure, including loans in reference pools of mortgages covered by STACR transactions as well as other forms of credit protection. See "Table 4.5 — Recourse and Other Forms of Credit Protection " for more information.

(4)
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
During the three and nine months ended September 30, 2014 approximately 47% and 53% of completed single-family loan modifications that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions and approximately 22% and 27%, respectively, involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During the three and nine months ended September 30, 2014, the average term extension was 194 and 180 months and the average interest rate reduction was 1.1% and 1.4%, respectively, on completed single-family loan modifications classified as TDRs.
TDR Activity and Performance
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the three and nine months ended September 30, 2014 and 2013, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or

113	Freddie Mac

remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.
Table 5.4 — TDR Activity, by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
	(dollars in millions)
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate(2)	17,194	$2,518	25,289	$3,916	52,356	$7,863	69,681	$11,149
15-year amortizing fixed-rate	1,931	139	2,020	156	5,278	394	6,617	486
Adjustable-rate(3)	397	61	694	122	1,336	207	2,372	382
Alt-A, interest-only, and option ARM(4)	2,070	418	4,356	952	7,206	1,472	13,063	2,960
Total Single-family	21,592	3,136	32,359	5,146	66,176	9,936	91,733	14,977
Multifamily	—	—	3	25	1	10	8	98
Total	21,592	$3,136	32,362	$5,171	66,177	$9,946	91,741	$15,075

(1)
The pre-TDR recorded investment for single-family loans initially classified as TDR during the three and nine months ended September 30, 2014 was $3.1 billion and $9.9 billion, respectively, compared to $5.1 billion and $14.9 billion during the three and nine months ended September 30, 2013, respectively.

(2)	See endnote (3) of “Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio.”

(3)	Includes balloon/reset mortgage loans and excludes option ARMs.

(4)	See endnote (5) of “Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio.”
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification and excludes loans subject to other loss mitigation activity. Substantially all of our completed single-family loan modifications classified as a TDR during the nine months ended September 30, 2014 resulted in a modified loan with a fixed interest rate. However, many of these fixed-rate loans include provisions for the reduced interest rates to remain fixed for the first five years of the modification and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification.
Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Number of Loans	Post-TDR Recorded Investment(2)	Number of Loans	Post-TDR Recorded Investment(2)	Number of Loans	Post-TDR Recorded Investment(2)	Number of Loans	Post-TDR Recorded Investment(2)
	(dollars in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate(3)	5,190	$922	3,943	$726	13,814	$2,483	10,726	$1,989
15-year amortizing fixed-rate	170	16	106	12	461	45	323	36
Adjustable-rate	88	15	64	14	250	46	167	34
Alt-A, interest-only, and option ARM(4)	604	138	590	155	1,778	428	1,652	437
Total single-family	6,052	$1,091	4,703	$907	16,303	$3,002	12,868	$2,496
Multifamily	—	$—	—	$—	—	$—	—	$—

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
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During the nine months ended September 30, 2014

114	Freddie Mac

and 2013, 6,779 and 6,136, respectively, of such loans (with a post-TDR recorded investment of $1.0 billion for both periods) experienced a payment default within a year after the loss mitigation activity occurred.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During the nine months ended September 30, 2014 and 2013, 3,027 and 15,611, respectively, of such loans (with a post-TDR recorded investment of $0.5 billion and $2.6 billion, respectively) experienced a payment default within a year after the borrowers' bankruptcy.
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
Table 6.1 — REO

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Beginning balance — REO	$3,696	$4,073	$4,602	$4,407
Additions	815	1,832	3,293	4,820
Dispositions	(1,475)	(1,523)	(4,859)	(4,845)
Ending balance — REO	3,036	4,382	3,036	4,382
Beginning balance, valuation allowance	(19)	(22)	(51)	(29)
Change in valuation allowance	(106)	8	(74)	15
Ending balance, valuation allowance	(125)	(14)	(125)	(14)
Ending balance — REO, net	$2,911	$4,368	$2,911	$4,368
The REO balance, net at September 30, 2014 and December 31, 2013 associated with single-family properties was $2.9 billion and $4.5 billion, respectively, and the balance associated with multifamily properties was $0 million and $10 million, respectively. The Southeast region represented approximately 35% and 34% of our single-family REO additions during the three months ended September 30, 2014 and 2013, respectively, based on the number of properties, and the North Central region represented approximately 26% and 28% of our single-family REO additions during these periods. Our single-family REO inventory consisted of 29,344 properties and 47,307 properties at September 30, 2014 and December 31, 2013, respectively. In recent years, the foreclosure process has been significantly slowed in many geographic areas, particularly in states that require a judicial foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about regional concentrations in our portfolio.
Excluding holding period valuation adjustments and recoveries, we recognized gains of $132 million and $212 million on REO dispositions during the three months ended September 30, 2014 and 2013, respectively, and $415 million and $608 million on REO dispositions during the nine months ended September 30, 2014 and 2013, respectively. We increased (decreased) our valuation allowance for properties in our REO inventory by $111 million and $(5) million during the three months ended September 30, 2014 and 2013, respectively, and $110 million and $12 million during the nine months ended September 30, 2014 and 2013, respectively.
REO property acquisitions that result from extinguishment of our mortgage loans held on our consolidated balance sheets are treated as non-cash transfers. The amount of non-cash acquisitions of REO properties during the nine months ended September 30, 2014 and 2013 was $3.1 billion and $4.5 billion, respectively.
NOTE 7: INVESTMENTS IN SECURITIES
The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At September 30, 2014 and December 31, 2013, all available-for-sale securities are mortgage-related securities.

115	Freddie Mac

Table 7.1 — Available-For-Sale Securities

			Gross Unrealized Losses
September 30, 2014	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$40,070	$1,376	$—	$(83)	$41,363
Fannie Mae	9,845	686	—	(5)	10,526
Ginnie Mae	194	17	—	(1)	210
CMBS	22,735	982	(3)	(100)	23,614
Subprime	22,543	1,038	(780)	(100)	22,701
Option ARM	5,575	355	(219)	(4)	5,707
Alt-A and other	4,897	649	(26)	(7)	5,513
Obligations of states and political subdivisions	2,461	35	—	(3)	2,493
Manufactured housing	574	79	(2)	(1)	650
Total available-for-sale securities	$108,894	$5,217	$(1,030)	$(304)	$112,777

December 31, 2013
Available-for-sale securities:
Freddie Mac	$39,001	$1,847	$—	$(189)	$40,659
Fannie Mae	10,140	660	—	(3)	10,797
Ginnie Mae	149	18	—	—	167
CMBS	29,151	1,524	(23)	(314)	30,338
Subprime	29,897	382	(2,467)	(313)	27,499
Option ARM	6,617	338	(376)	(5)	6,574
Alt-A and other	8,322	526	(118)	(24)	8,706
Obligations of states and political subdivisions	3,533	23	(7)	(54)	3,495
Manufactured housing	629	61	(4)	(2)	684
Total available-for-sale securities	$127,439	$5,379	$(2,995)	$(904)	$128,919

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.
Available-For-Sale Securities in a Gross Unrealized Loss Position
The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater.

116	Freddie Mac

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Greater
September 30, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Available-for-sale securities:
Freddie Mac	$5,838	$(36)	$1,163	$(47)
Fannie Mae	467	(3)	48	(2)
Ginnie Mae	69	(1)	—	—
CMBS	582	(12)	1,643	(91)
Subprime	606	(9)	8,852	(871)
Option ARM	513	(4)	1,790	(219)
Alt-A and other	204	(4)	562	(29)
Obligations of states and political subdivisions	5	—	188	(3)
Manufactured housing	18	—	32	(3)
Total available-for-sale securities in a gross unrealized loss position	$8,302	$(69)	$14,278	$(1,265)

December 31, 2013
Available-for-sale securities:
Freddie Mac	$7,957	$(144)	$649	$(45)
Fannie Mae	248	(2)	19	(1)
CMBS	1,147	(85)	1,992	(252)
Subprime	472	(19)	19,103	(2,761)
Option ARM	77	(2)	2,608	(379)
Alt-A and other	262	(5)	1,854	(137)
Obligations of states and political subdivisions	1,885	(56)	24	(5)
Manufactured housing	—	—	65	(6)
Total available-for-sale securities in a gross unrealized loss position	$12,048	$(313)	$26,314	$(3,586)
At September 30, 2014, total gross unrealized losses on available-for-sale securities were $1.3 billion. The gross unrealized losses relate to 458 individual lots representing 426 separate securities. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.
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
As noted in “Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings,” our net impairment on available-for-sale securities during 2014 includes certain securities that we have the intent to sell prior to the recovery of the unrealized loss. In cases where we have the intent to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost, the security’s entire decline in fair value would be deemed to be other-than-temporary and is recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings. For the remaining available-for-sale securities in an unrealized loss position at September 30, 2014, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.
The table below presents the modeled attributes, including default rates, prepayment rates, and severities, without regard to subordination, that are used to determine whether our interests in certain available-for-sale non-agency mortgage-related securities will experience a cash shortfall.

117	Freddie Mac

Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	September 30, 2014
			Alt-A(1)
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)
Issuance Date
2004 and prior:
UPB	$563	$40	$363	$266	$195
Weighted average collateral defaults(2)	34%	21%	13%	30%	17%
Weighted average collateral severities(3)	57%	45%	46%	43%	39%
Weighted average voluntary prepayment rates(4)	7%	9%	12%	8%	9%
Average credit enhancements(5)	30%	—%	14%	11%	13%
2005:
UPB	$2,839	$1,786	$535	$386	$1,283
Weighted average collateral defaults(2)	44%	29%	18%	39%	24%
Weighted average collateral severities(3)	59%	48%	45%	51%	41%
Weighted average voluntary prepayment rates(4)	4%	8%	11%	7%	10%
Average credit enhancements(5)	48%	1%	(1)%	17%	2%
2006:
UPB	$12,785	$4,158	$308	$432	$431
Weighted average collateral defaults(2)	50%	38%	26%	42%	33%
Weighted average collateral severities(3)	59%	49%	45%	49%	41%
Weighted average voluntary prepayment rates(4)	3%	7%	9%	7%	9%
Average credit enhancements(5)	7%	(3)%	(2)%	1%	(4)%
2007:
UPB	$14,519	$2,509	$121	$467	$208
Weighted average collateral defaults(2)	50%	37%	41%	41%	37%
Weighted average collateral severities(3)	59%	48%	52%	50%	46%
Weighted average voluntary prepayment rates(4)	2%	7%	7%	7%	8%
Average credit enhancements(5)	3%	3%	(1)%	(18)%	—%
Total:
UPB	$30,706	$8,493	$1,327	$1,551	$2,117
Weighted average collateral defaults(2)	49%	36%	21%	39%	26%
Weighted average collateral severities(3)	59%	48%	46%	49%	41%
Weighted average voluntary prepayment rates(4)	3%	7%	10%	7%	10%
Average credit enhancements(5)	9%	—%	3%	1%	2%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which primarily consist of securities backed by home equity lines of credit.

(2)	The expected cumulative default rate is expressed as a percentage of the current collateral UPB.

(3)	The expected average loss given default is calculated as the ratio of cumulative loss over cumulative default for each security.

(4)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.

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

118	Freddie Mac

Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Available-for-sale securities:(1)
CMBS	$—	$(3)	$—	$(13)
Subprime	(125)	(45)	(582)	(91)
Option ARM	(39)	(12)	(72)	(17)
Alt-A and other	(2)	(66)	(33)	(91)
Manufactured housing	—	—	—	(1)
Total net impairment of available-for-sale securities recognized in earnings	$(166)	$(126)	$(687)	$(213)

(1)
Includes $132 million and $598 million during the three and nine months ended September 30, 2014, respectively, compared to $118 million and $134 million during the three and nine months ended September 30, 2013, respectively, as we had the intent to sell the related securities before recovery of their amortized cost basis.

The table below presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss has been recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between: (a) the present value of expected future cash flows at the time of impairment, including the estimated proceeds from bond insurance; and (b) the amortized cost basis of the security prior to considering credit losses. The beginning balances represent the other-than-temporary impairment credit loss components related to available-for-sale securities for which other-than-temporary impairment occurred prior to July 1, 2014, July 1, 2013, January 1, 2014, and January 1, 2013, respectively, but will not be realized until the securities are sold, written off, or mature. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is: (a) the first time the debt security was credit-impaired; or (b) not the first time the debt security was credit-impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced by the amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security.
Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$11,118	$15,772	$14,463	$16,745
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	—	4	—	20
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	34	4	89	59
Reductions:
Amounts related to securities which were sold, written off, or matured	(807)	(261)	(1,141)	(1,066)
Amounts for which we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(1,949)	(182)	(4,736)	(291)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(110)	(137)	(389)	(267)
Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings(1)	$8,286	$15,200	$8,286	$15,200

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
Realized Gains and Losses on Sales of Available-For-Sale Securities
The table below illustrates the gross realized gains and gross realized losses from the sale of available-for-sale securities.

119	Freddie Mac

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Gross realized gains
Mortgage-related securities:
Freddie Mac	$81	$172	$745	$248
Fannie Mae	11	1	52	17
CMBS	11	685	151	892
Alt-A and other	38	10	242	56
Obligations of states and political subdivisions	—	1	1	13
Subprime	74	—	141	—
Option ARM	58	—	62	—
Total mortgage-related securities gross realized gains	273	869	1,394	1,226
Gross realized gains	273	869	1,394	1,226
Gross realized losses
Mortgage related securities:(1)
Freddie Mac	(9)	(19)	(11)	(19)
Option ARM	(24)	(4)	(24)	(4)
Alt-A and other	(5)	(18)	(6)	(18)
Subprime	(128)	(1)	(141)	(3)
Total mortgage-related securities gross realized losses	(166)	(42)	(182)	(44)
Gross realized losses	(166)	(42)	(182)	(44)
Net realized gains (losses)	$107	$827	$1,212	$1,182

(1)
The individual sales do not change our conclusion, at period end, that we do not intend to sell our remaining mortgage-related available-for-sale securities that are in an unrealized loss position and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses.

Maturities of Available-For-Sale Securities
The table below summarizes the remaining contractual maturities of available-for-sale securities.
Table 7.7 — Maturities of Available-For-Sale Securities(1)

	As of September 30, 2014
					After One Year Through Five Years		After Five Years Through Ten Years
	Total Amortized Cost	Total Fair Value	One Year or Less						After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Available-for-sale securities:
Freddie Mac	$40,070	$41,363	$—	$—	$428	$443	$585	$619	$39,057	$40,301
Fannie Mae	9,845	10,526	1	1	73	77	117	129	9,654	10,319
Ginnie Mae	194	210	—	—	5	5	23	27	166	178
CMBS	22,735	23,614	—	—	316	332	8	8	22,411	23,274
Subprime	22,543	22,701	—	—	—	—	—	—	22,543	22,701
Option ARM	5,575	5,707	—	—	—	—	—	—	5,575	5,707
Alt-A and other	4,897	5,513	2	2	46	47	3	3	4,846	5,461
Obligations of states and political subdivisions	2,461	2,493	—	—	40	42	60	60	2,361	2,391
Manufactured housing	574	650	—	—	—	—	9	12	565	638
Total available-for-sale securities	$108,894	$112,777	$3	$3	$908	$946	$805	$858	$107,178	$110,970

(1)	Maturity information provided is based on contractual maturities, which may not represent the expected life as obligations underlying these securities may be prepaid at any time without penalty.
Trading Securities
The table below summarizes the estimated fair values by major security type for trading securities. Our trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities.

120	Freddie Mac

Table 7.8 — Trading Securities

	September 30, 2014	December 31, 2013
	(in millions)
Mortgage-related securities:
Freddie Mac	$14,900	$9,349
Fannie Mae	6,238	7,180
Ginnie Mae	17	98
Other	120	141
Total mortgage-related securities	21,275	16,768
U.S. Treasury securities	9,159	6,636
Total fair value of trading securities	$30,434	$23,404
With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of September 30, 2014.
For the three and nine months ended September 30, 2014, we recorded net unrealized gains (losses) on trading securities held at those dates of $(142) million and $(141) million, respectively. For the three and nine months ended September 30, 2013, we recorded net unrealized gains (losses) on trading securities held at those dates of $(0.2) billion and $(1.3) billion, respectively.
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
Our debt cap under the Purchase Agreement is $663.0 billion in 2014 and will decline to $563.6 billion on January 1, 2015. As of September 30, 2014, our aggregate indebtedness was $439.5 billion. Our aggregate indebtedness is calculated as the par value of other debt.
In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.
Other Debt
The table below summarizes the balances and effective interest rates for other debt. We had no balances in federal funds purchased and securities sold under agreements to repurchase at either September 30, 2014 or December 31, 2013.

121	Freddie Mac

Table 8.1 — Other Debt

	September 30, 2014			December 31, 2013
	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)	Par Value	Balance, Net(1)	Weighted Average Effective Rate(2)
	(dollars in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$111,857	$111,817	0.12%	$137,767	$137,712	0.13%
Medium-term notes	—	—	—	4,000	4,000	0.16
Total other short-term debt	$111,857	$111,817	0.12	$141,767	$141,712	0.13
Other long-term debt:
Original maturities on or before December 31,
2014	$19,239	$19,226	1.41%	$78,115	$78,041	1.91%
2015	58,778	58,764	1.62	70,303	70,284	1.44
2016	66,933	67,142	2.03	63,564	63,669	2.19
2017	72,122	72,118	1.82	51,908	51,885	2.14
2018	31,692	31,652	1.70	33,418	33,372	1.74
Thereafter	78,913	74,987	2.83	72,270	67,804	2.93
Total other long-term debt(3)	327,677	323,889	2.02	369,578	365,055	2.08
Total other debt	$439,534	$435,706		$511,345	$506,767

(1)
Represents par value, net of associated discounts or premiums, and hedge-related basis adjustments. Includes $5.0 billion and $2.7 billion at September 30, 2014 and December 31, 2013, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)
Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedge-related basis adjustments.

(3)
Balance, net for other long-term debt includes callable debt of $106.2 billion and $107.5 billion at September 30, 2014 and December 31, 2013, respectively, which gives us the option to call or not call debt for a variety of reasons that include managing the composition of liabilities or economic reasons.

Debt Securities of Consolidated Trusts Held by Third Parties
Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (i.e., single-family PC trusts and certain single-family and multifamily Other Guarantee Transactions).
The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.
Table 8.2 — Debt Securities of Consolidated Trusts Held by Third Parties

	September 30, 2014				December 31, 2013
	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)	Contractual Maturity(1)	UPB	Balance, Net(2)	Weighted Average Coupon(1)
	(dollars in millions)				(dollars in millions)
Single-family:(3)
30-year or more, fixed-rate	2014 - 2053	$1,004,733	$1,032,252	4.07%	2014 - 2052	$969,270	$993,683	4.14%
20-year fixed-rate	2014 - 2034	72,710	74,974	3.77	2014 - 2034	75,910	78,252	3.81
15-year fixed-rate	2014 - 2029	268,564	275,018	3.15	2014 - 2029	270,513	277,018	3.23
Adjustable-rate	2014 - 2047	64,058	65,421	2.63	2014 - 2047	60,683	61,830	2.64
Interest-only(4)	2026 - 2041	18,243	18,290	3.36	2026 - 2041	21,352	21,390	3.70
FHA/VA	2015 - 2044	1,281	1,307	5.44	2014 - 2041	1,284	1,303	5.67
Total single-family		1,429,589	1,467,262			1,399,012	1,433,476
Multifamily(5)	2017 - 2019	525	583	4.77	2018 - 2019	444	508	4.96
Total debt securities of consolidated trusts held by third parties(6)		$1,430,114	$1,467,845			$1,399,456	$1,433,984

(1)	Based on the contractual maturity and interest rate of debt securities of our consolidated trusts held by third parties.

(2)	Represents par value, net of associated discounts, premiums, and other basis adjustments.

(3)	Debt securities of consolidated trusts held by third parties are prepayable as the loans that collateralize the debt may prepay without penalty at any time.

(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.

(5)	Balance, Net includes interest-only securities recorded at fair value.

122	Freddie Mac

(6)	The effective rate for debt securities of consolidated trusts held by third parties was 3.21% and 3.39% as of September 30, 2014 and December 31, 2013, respectively.
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
Derivative Assets and Liabilities at Fair Value
The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.

123	Freddie Mac

Table 9.1 — Derivative Assets and Liabilities at Fair Value

	September 30, 2014			December 31, 2013
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging
Interest-rate swaps:
Receive-fixed	$219,773	$4,145	$(823)	$281,727	$4,475	$(2,438)
Pay-fixed	215,723	1,763	(9,436)	242,597	5,540	(10,879)
Basis (floating to floating)	300	2	—	300	4	—
Total interest-rate swaps	435,796	5,910	(10,259)	524,624	10,019	(13,317)
Option-based:
Call swaptions
Purchased	53,800	2,012	—	59,290	2,373	—
Written	5,855	—	(57)	5,945	—	(201)
Put Swaptions
Purchased	26,475	351	—	33,410	698	—
Written	1,345	—	(2)	—	—	—
Other option-based derivatives(1)	13,915	692	—	23,365	1,041	(3)
Total option-based	101,390	3,055	(59)	122,010	4,112	(204)
Futures	40,000	—	—	50,270	—	—
Foreign-currency swaps	—	—	—	528	39	—
Commitments	47,070	88	(66)	18,731	61	(69)
Credit derivatives	5,307	14	(19)	5,386	—	(6)
Swap guarantee derivatives	3,305	—	(28)	3,477	—	(31)
Total derivatives not designated as hedging instruments	632,868	9,067	(10,431)	725,026	14,231	(13,627)
Derivative interest receivable (payable)		803	(1,513)		1,243	(1,835)
Netting adjustments(2)		(8,973)	10,014		(14,411)	15,282
Total derivative portfolio, net	$632,868	$897	$(1,930)	$725,026	$1,063	$(180)

(1)	Primarily includes purchased interest-rate caps and floors.

(2)	Represents counterparty netting and cash collateral netting. Net cash collateral posted was $1.0 billion and $871 million at September 30, 2014 and December 31, 2013, respectively.
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
Gains and Losses on Derivatives
The table below presents the gains and losses on derivatives reported in our consolidated statements of comprehensive income.

124	Freddie Mac

Table 9.2 — Gains and Losses on Derivatives

Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging	Derivative Gains (Losses)(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$—	$(5)	$(1)	$(16)
U.S. dollar denominated	(751)	(68)	2,301	(8,326)
Total receive-fixed swaps	(751)	(73)	2,300	(8,342)
Pay-fixed	568	1,184	(5,804)	14,752
Basis (floating to floating)	(1)	1	(1)	(2)
Total interest-rate swaps	(184)	1,112	(3,505)	6,408
Option based:
Call swaptions
Purchased	99	(94)	1,172	(1,954)
Written	7	42	(145)	424
Put swaptions
Purchased	(41)	(157)	(817)	(29)
Other option-based derivatives(2)	13	(29)	134	(338)
Total option-based	78	(238)	344	(1,897)
Futures	(3)	(2)	(43)	54
Foreign-currency swaps	—	20	(7)	20
Commitments	100	(59)	296	(180)
Credit derivatives	19	—	(9)	—
Swap guarantee derivatives	1	2	6	7
Other(3)	(1)	(1)	(2)	(2)
Subtotal	10	834	(2,920)	4,410
Accrual of periodic settlements:(4)
Receive-fixed interest-rate swaps	726	1,005	2,343	2,831
Pay-fixed interest-rate swaps	(1,354)	(1,913)	(4,319)	(5,579)
Other	1	—	2	1
Total accrual of periodic settlements	(627)	(908)	(1,974)	(2,747)
Total	$(617)	$(74)	$(4,894)	$1,663

(1)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of comprehensive income.

(2)	Primarily includes purchased interest-rate caps and floors.

(3)	Includes fees and commissions paid on cleared and exchange-traded derivatives.

(4)	The accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of comprehensive income.
Hedge Designation of Derivatives
At September 30, 2014 and December 31, 2013, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring. Amounts reclassified from AOCI linked to interest payments on other debt are recorded in other debt interest expense and amounts not linked to interest payments on other debt are recorded in expense related to derivatives. In the three months ended September 30, 2014 and 2013, we reclassified from AOCI into earnings, losses of $76 million and $110 million, respectively, related to closed cash flow hedges. In the nine months ended September 30, 2014 and 2013, we reclassified from AOCI into earnings, losses of $232 million and $365 million, respectively, related to closed cash flow hedges. See “NOTE 11: STOCKHOLDERS’ EQUITY — Accumulated Other Comprehensive Income — Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges” for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
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

125	Freddie Mac

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
Collateral posted by a derivative counterparty is typically in the form of cash, although U.S. Treasury securities and Freddie Mac mortgage-related securities may also be posted. In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or to sell the collateral and transfer the proceeds to us. At September 30, 2014 and December 31, 2013, all amounts of cash collateral related to derivatives were offset against derivative assets, net or derivative liabilities, net, as applicable.
Our net uncollateralized exposure to derivative counterparties for OTC interest-rate swap, option-based, and foreign-currency swap derivatives was $66 million and $188 million at September 30, 2014 and December 31, 2013, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on September 30, 2014, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $66 million. Four counterparties each accounted for greater than 10% and collectively accounted for 84% of our net uncollateralized exposure to derivative counterparties, excluding cleared and exchange-traded derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives at September 30, 2014. Three of these counterparties, Toronto Dominion Bank, JP Morgan Chase Bank, and Barclays Bank PLC, were rated “A” or above and Royal Bank of Scotland PLC was rated "BBB+" using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of September 30, 2014.
Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to the central clearing requirement. Our exposure to cleared and exchange-traded derivatives was $302 million and $382 million as of September 30, 2014 and December 31, 2013, respectively, which includes the consideration of cash collateral that has been posted for initial and variation margin. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. We post initial and variation margin in connection with our cleared and exchange-traded derivatives. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “— Collateral Pledged.”
The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $88 million and $61 million at September 30, 2014 and December 31, 2013, respectively. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization.
The table below displays information related to derivatives and securities purchased under agreements to resell on our consolidated balance sheets.

126	Freddie Mac

Table 10.1 — Offsetting of Financial Assets and Liabilities

	September 30, 2014
	Gross Amount Recognized(1)	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(2)	Gross Amount Not Offset in the Consolidated Balance Sheets(3)	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate swaps and option-based derivatives	$9,312	$(8,819)	$493	$(427)	$66
Cleared and exchange-traded derivatives	456	(154)	302	—	302
Other(4)	102	—	102	—	102
Total derivatives	9,870	(8,973)	897	(427)	470
Securities purchased under agreements to resell	29,956	—	29,956	(29,956)	—
Total	$39,826	$(8,973)	$30,853	$(30,383)	$470
Liabilities:
Derivatives:
Over-the-counter interest-rate swaps and option-based derivatives	$(9,930)	$8,113	$(1,817)	$1,782	$(35)
Cleared and exchange-traded derivatives	(1,901)	1,901	—	—	—
Other(4)	(113)	—	(113)	—	(113)
Total	$(11,944)	$10,014	$(1,930)	$1,782	$(148)

	December 31, 2013
	Gross Amount Recognized(1)	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(2)	Gross Amount Not Offset in the Consolidated Balance Sheets(3)	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$13,886	$(13,266)	$620	$(432)	$188
Cleared and exchange-traded derivatives	1,527	(1,145)	382	—	382
Other(4)	61	—	61	—	61
Total derivatives	15,474	(14,411)	1,063	(432)	631
Securities purchased under agreements to resell	62,383	—	62,383	(62,383)	—
Total	$77,857	$(14,411)	$63,446	$(62,815)	$631
Liabilities:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$(14,616)	$14,545	$(71)	$—	$(71)
Cleared and exchange-traded derivatives	(737)	737	—	—	—
Other(4)	(109)	—	(109)	—	(109)
Total	$(15,462)	$15,282	$(180)	$—	$(180)

(1)	For derivatives, includes interest receivable or payable and trade/settle receivable or payable.

(2)	For derivatives, includes cash collateral posted or held in excess of exposure.

(3)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us with an aggregate fair value of $1.7 billion and $0.6 billion as of September 30, 2014 and December 31, 2013, respectively.

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

127	Freddie Mac

We had cash and cash equivalents pledged to us related to OTC derivative instruments of $1.4 billion and $1.9 billion at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, we had $427 million and $432 million, respectively, of collateral in the form of securities pledged to and held by us related to OTC derivative instruments. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. In addition, we had $0 million and $646 million of cash pledged to us related to cleared derivatives at September 30, 2014 and December 31, 2013, respectively.
Also, at September 30, 2014 and December 31, 2013, we had $0 billion and $5 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.
In addition, we hold cash and cash equivalents as collateral in connection with certain of our multifamily guarantees and mortgage loans as credit enhancements. The cash and cash equivalents held as collateral related to these transactions at September 30, 2014 and December 31, 2013 was $84 million and $66 million, respectively.
We consider federal funds sold to be overnight unsecured trades executed with insured depository institutions that are members of the Federal Reserve System. Federal funds sold trades are uninsured. We did not hold any federal funds sold at September 30, 2014 and December 31, 2013.
Collateral Pledged by Freddie Mac
We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The amount of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2014, was $2.5 billion for which we posted cash and non-cash collateral of $2.5 billion in the normal course of business. Since we were fully collateralized as of September 30, 2014, we would not have been required to post additional collateral on that day if the credit-risk-related contingent features underlying these agreements were triggered.
The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge.
Table 10.2 — Collateral in the Form of Securities Pledged

	September 30, 2014	December 31, 2013
	(in millions)
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$2,152	$10,654
Available-for-sale securities	—	70
Trading securities	1,393	365
Total securities pledged	$3,545	$11,089

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge
At September 30, 2014, we pledged securities with the ability of the secured party to repledge of $3.5 billion in connection with derivatives and securities transactions.
At December 31, 2013, we pledged securities with the ability of the secured party to repledge of $11.1 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party. This line of credit expired in July 2014. Of the remainder at December 31, 2013, we pledged $0.6 billion in connection with derivative transactions.
Cash Pledged
At September 30, 2014, we pledged $2.6 billion of collateral in the form of cash and cash equivalents, of which $0.7 billion related to our OTC derivative agreements as we had $2.5 billion of such derivatives in a net loss position. At December 31, 2013, we pledged $3.4 billion of collateral in the form of cash and cash equivalents, of which $3.2 billion related to our OTC derivative agreements as we had $3.2 billion of such derivatives in a net loss position. The remaining $1.9 billion and $275 million was posted at clearing members or clearinghouses in connection with derivatives and securities transactions at September 30, 2014 and December 31, 2013, respectively.
NOTE 11: STOCKHOLDERS’ EQUITY
Senior Preferred Stock

128	Freddie Mac

No cash was received from Treasury under the Purchase Agreement during the three months ended September 30, 2014, because we had positive net worth at June 30, 2014 and, consequently, FHFA did not request a draw on our behalf. At September 30, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Our quarterly senior preferred stock dividend is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds the applicable Capital Reserve Amount, which was established at $3 billion for 2013 and declines to zero in 2018. Based on our Net Worth Amount at September 30, 2014 and the Capital Reserve Amount of $2.4 billion in 2014, our dividend obligation to Treasury in December 2014 will be $2.8 billion. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” in our 2013 Annual Report for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion and $72.3 billion as of September 30, 2014 and December 31, 2013, respectively. See “NOTE 18: REGULATORY CAPITAL” for additional information.
Stock-Based Compensation
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the three and nine months ended September 30, 2014. For a discussion regarding our stock-based compensation plans, see “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2013 Annual Report.
For purposes of the earnings-per-share calculation, all stock options outstanding at September 30, 2014 and 2013 were out of the money and excluded from the computation of dilutive potential common shares for the three and nine months ended September 30, 2014 and 2013, respectively. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement.
Dividends Declared
No common dividends were declared during the nine months ended September 30, 2014. During the three months ended March 31, 2014, June 30, 2014, and September 30, 2014 we paid dividends of $10.4 billion, $4.5 billion, and $1.9 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the nine months ended September 30, 2014.
Accumulated Other Comprehensive Income
The table below presents changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.
Table 11.1 — Changes in AOCI by Component, Net of Tax

	Nine Months Ended September 30, 2014
	AOCI Related to Available- For-Sale Securities(1)	AOCI Related to Cash Flow Hedge Relationships(2)	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$962	$(1,000)	$32	$(6)
Other comprehensive income before reclassifications(3)	1,903	—	1	1,904
Amounts reclassified from accumulated other comprehensive income	(341)	151	(2)	(192)
Changes in AOCI by component	1,562	151	(1)	1,712
Ending balance	$2,524	$(849)	$31	$1,706

	Nine Months Ended September 30, 2013
	AOCI Related to Available- For-Sale Securities(1)	AOCI Related to Cash Flow Hedge Relationships(2)	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$(1,444)	$(1,316)	$(178)	$(2,938)
Other comprehensive income before reclassifications(3)	2,066	—	18	2,084
Amounts reclassified from accumulated other comprehensive income	(630)	250	6	(374)
Changes in AOCI by component	1,436	250	24	1,710
Ending balance	$(8)	$(1,066)	$(154)	$(1,228)

(1)
The amounts reclassified from AOCI represent the gain or loss recognized in earnings due to a sale of an available-for-sale security or the recognition of a net impairment recognized in earnings. See “NOTE 7: INVESTMENTS IN SECURITIES” for more information.

129	Freddie Mac

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

(3)	For the nine months ended September 30, 2014 and 2013, net of tax expense of $1.0 billion and $1.1 billion, respectively, for AOCI related to available-for-sale securities.
Reclassifications from AOCI to Net Income
The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.
Table 11.2 — Reclassifications from AOCI to Net Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Comprehensive Income
	2014	2013	2014	2013
	(in millions)
AOCI related to available-for-sale securities
	$107	$827	$1,212	$1,182	Other gains (losses) on investment securities recognized in earnings
	(166)	(126)	(687)	(213)	Net impairment of available-for-sale securities recognized in earnings
	(59)	701	525	969	Total before tax
	21	(246)	(184)	(339)	Tax (expense) or benefit
	(38)	455	341	630	Net of tax
AOCI related to cash flow hedge relationships
	(1)	(3)	(2)	(5)	Interest expense — Other debt
	(75)	(107)	(230)	(360)	Expense related to derivatives
	(76)	(110)	(232)	(365)	Total before tax
	26	34	81	115	Tax (expense) or benefit
	(50)	(76)	(151)	(250)	Net of tax
AOCI related to defined benefit plans
	1	(2)	3	(6)	Salaries and employee benefits
	—	—	(1)	—	Tax (expense) or benefit
	1	(2)	2	(6)	Net of tax
Total reclassifications in the period	$(87)	$377	$192	$374	Net of tax
Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges
As shown in “Table 11.1 — Changes in AOCI by Component, Net of Tax,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $0.8 billion and $1.1 billion at September 30, 2014 and 2013, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $178 million, net of taxes, of the $0.8 billion of cash flow hedge losses in AOCI at September 30, 2014 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 20 years.
NOTE 12: INCOME TAXES
Income Tax (Expense) Benefit
For the three months ended September 30, 2014 and 2013, we reported an income tax (expense) benefit of $(1.0) billion and $24.0 billion, respectively, resulting in effective tax rates of 31.5% and (367.1)%, respectively. For the nine months ended September 30, 2014 and 2013, we reported an income tax (expense) benefit of $(3.4) billion and $24.0 billion, respectively, resulting in effective tax rates of 31.1% and (150.0)%, respectively. The change to income tax expense in the 2014 periods from income tax benefit in the 2013 periods results from the release of the valuation allowance in the third quarter of 2013. For the three and nine months ended September 30, 2014, our effective tax rate was different from the statutory rate of 35% primarily due to our recognition of low income housing tax credits.

130	Freddie Mac

Deferred Tax Assets and Liabilities
We had a net deferred tax asset of $18.5 billion and $22.7 billion as of September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, our net deferred tax asset consisted primarily of basis differences related to derivative instruments and deferred fees. The net deferred tax asset decreased compared to December 31, 2013, primarily due to a decrease in the net operating loss carryforward as a result of taxable income estimated to be generated in 2014.
Based on all positive and negative evidence available as of September 30, 2014, we have determined that it is more likely than not that our net deferred tax asset will be realized. Therefore, a valuation allowance is not needed.
Unrecognized Tax Benefits and IRS Examinations
We have evaluated all income tax positions and determined that there are no uncertain tax positions that require reserves as of September 30, 2014.
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
We present Segment Earnings by: (a) reclassifying certain credit guarantee-related activities and investment-related activities between various line items on our GAAP consolidated statements of comprehensive income; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments. The reclassifications are described in “NOTE 13: SEGMENT REPORTING” in our 2013 Annual Report, and the allocations are described below.
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
Segment Earnings
The financial performance of our Single-family Guarantee segment is measured based on its contribution to GAAP net income (loss). Our Investments segment and Multifamily segment are measured based on each segment's contribution to GAAP comprehensive income (loss), which consists of the sum of its contribution to: (a) GAAP net income (loss); and (b) GAAP total other comprehensive income (loss), net of taxes. Taxes for the reportable segments are generally calculated by applying our corporate estimated annual effective tax rate to each segment's pre-tax income.
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
In the first quarter of 2014, we revised our inter-segment allocations between the Multifamily and the Investments segments for the Multifamily segment's investment securities and held-for-sale loans. With this change, the Multifamily segment reflects the entire change in fair value of these assets in its financial results, and the Investments segment transfers the change in fair value of the derivatives associated with the Multifamily segment's investments securities and held-for-sale loans to the Multifamily segment. The purpose of this change is to better reflect the operations of the Multifamily segment on a stand-alone basis. Prior period results have been revised to conform with the current period presentation.

131	Freddie Mac

Segment Adjustments
In presenting Segment Earnings management and guarantee income and net interest income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are not reflected in net income (loss) as determined in accordance with GAAP. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. Segment adjustments consist of the following:

•
We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of buy-down fees and credit delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of September 30, 2014, the unamortized balance of buy-down fees was $0.3 billion and the unamortized balance of credit delivery fees was $0.8 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. These adjustments are necessary to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

•
We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts, as well as buy-up fees, on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of September 30, 2014, the unamortized balance of such premiums and discounts, net was $3.3 billion and the unamortized balance of buy-up fees was $0.4 billion. These adjustments are necessary to reflect the effective yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up fees.

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
The table below presents Segment Earnings by segment.
Table 13.1 — Summary of Segment Earnings and Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$196	$2,019	$1,077	$4,546
Investments	1,440	3,902	5,060	9,051
Multifamily	445	639	1,339	2,560
All Other	—	23,926	(13)	23,898
Total Segment Earnings, net of taxes	2,081	30,486	7,463	40,055
Net income	$2,081	$30,486	$7,463	$40,055
Comprehensive income (loss) of segments:
Single-family Guarantee	$195	$2,021	$1,076	$4,560
Investments	2,259	4,335	6,953	12,016
Multifamily	332	155	1,159	1,291
All Other	—	23,926	(13)	23,898
Comprehensive income of segments	2,786	30,437	9,175	41,765
Comprehensive income	$2,786	$30,437	$9,175	$41,765
The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.

132	Freddie Mac

Table 13.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended September 30, 2014
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$19	$762	$240	$—	$1,021	$2,474	$168	$2,642	$3,663
(Provision) benefit for credit losses	(818)	—	10	—	(808)	234	—	234	(574)
Non-interest income (loss):
Management and guarantee income(3)	1,341	—	65	—	1,406	(1,247)	(75)	(1,322)	84
Net impairment of available-for-sale securities recognized in earnings	—	37	—	—	37	(203)	—	(203)	(166)
Derivative gains (losses)	19	(133)	310	—	196	(813)	—	(813)	(617)
Gains (losses) on trading securities	—	(202)	(14)	—	(216)	—	—	—	(216)
Gains (losses) on mortgage loans	52	—	116	—	168	—	—	—	168
Other non-interest income (loss)	351	1,594	11	—	1,956	(445)	—	(445)	1,511
Non-interest expense:
Administrative expenses	(302)	(104)	(66)	—	(472)	—	—	—	(472)
REO operations income (expense)	(109)	—	6	—	(103)	—	—	—	(103)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(198)	—	—	—	(198)	—	—	—	(198)
Other non-interest expense	(40)	—	(3)	—	(43)	—	—	—	(43)
Segment adjustments(2)	(75)	168	—	—	93	—	(93)	(93)	—
Income tax expense	(44)	(682)	(230)	—	(956)	—	—	—	(956)
Net income	196	1,440	445	—	2,081	—	—	—	2,081
Changes in unrealized gains (losses) related to available-for-sale securities	—	769	(113)	—	656	—	—	—	656
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	50	—	—	50	—	—	—	50
Changes in defined benefit plans	(1)	—	—	—	(1)	—	—	—	(1)
Total other comprehensive income (loss), net of taxes	(1)	819	(113)	—	705	—	—	—	705
Comprehensive income	$195	$2,259	$332	$—	$2,786	$—	$—	$—	$2,786

133	Freddie Mac

	Nine Months Ended September 30, 2014
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$(27)	$2,324	$705	$—	$3,002	$7,206	$468	$7,674	$10,676
(Provision) benefit for credit losses	(742)	—	52	—	(690)	649	—	649	(41)
Non-interest income (loss):
Management and guarantee income(3)	3,764	—	186	—	3,950	(3,473)	(233)	(3,706)	244
Net impairment of available-for-sale securities recognized in earnings	—	(95)	—	—	(95)	(592)	—	(592)	(687)
Derivative gains (losses)	(9)	(2,745)	507	—	(2,247)	(2,647)	—	(2,647)	(4,894)
Gains (losses) on trading securities	—	(243)	60	—	(183)	—	—	—	(183)
Gains (losses) on mortgage loans	(143)	—	526	—	383	—	—	—	383
Other non-interest income	602	8,004	143	—	8,749	(1,143)	—	(1,143)	7,606
Non-interest expense:
Administrative expenses	(855)	(339)	(199)	—	(1,393)	—	—	—	(1,393)
REO operations income (expense)	(120)	—	8	—	(112)	—	—	—	(112)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(563)	—	—	—	(563)	—	—	—	(563)
Other non-interest expense	(159)	(6)	(16)	(18)	(199)	—	—	—	(199)
Segment adjustments(2)	(233)	468	—	—	235	—	(235)	(235)	—
Income tax (expense) benefit	(438)	(2,308)	(633)	5	(3,374)	—	—	—	(3,374)
Net income (loss)	1,077	5,060	1,339	(13)	7,463	—	—	—	7,463
Changes in unrealized gains (losses) related to available-for-sale securities	—	1,742	(180)	—	1,562	—	—	—	1,562
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	151	—	—	151	—	—	—	151
Changes in defined benefit plans	(1)	—	—	—	(1)	—	—	—	(1)
Total other comprehensive income (loss), net of taxes	(1)	1,893	(180)	—	1,712	—	—	—	1,712
Comprehensive income (loss)	$1,076	$6,953	$1,159	$(13)	$9,175	$—	$—	$—	$9,175

134	Freddie Mac

	Three Months Ended September 30, 2013
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$203	$883	$321	$—	$1,407	$2,600	$269	$2,869	$4,276
Benefit for credit losses	885	—	28	—	913	225	—	225	1,138
Non-interest income (loss):
Management and guarantee income(3)	1,230	—	52	—	1,282	(1,058)	(154)	(1,212)	70
Net impairment of available-for-sale securities recognized in earnings	—	16	(4)	—	12	(138)	—	(138)	(126)
Derivative gains (losses)	—	1,624	(615)	—	1,009	(1,083)	—	(1,083)	(74)
Gains (losses) on trading securities	—	(184)	(23)	—	(207)	—	—	—	(207)
Gains (losses) on mortgage loans	—	—	114	—	114	—	—	—	114
Other non-interest income	246	1,503	709	—	2,458	(546)	—	(546)	1,912
Non-interest expense:
Administrative expenses	(263)	(133)	(59)	—	(455)	—	—	—	(455)
REO operations income (expense)	67	—	12	—	79	—	—	—	79
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(150)	—	—	—	(150)	—	—	—	(150)
Other non-interest expense	(45)	—	(6)	—	(51)	—	—	—	(51)
Segment adjustments(2)	(154)	269	—	—	115	—	(115)	(115)	—
Income tax (expense) benefit	—	(76)	110	23,926	23,960	—	—	—	23,960
Net income	2,019	3,902	639	23,926	30,486	—	—	—	30,486
Changes in unrealized gains (losses) related to available-for-sale securities	—	357	(484)	—	(127)	—	—	—	(127)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	76	—	—	76	—	—	—	76
Changes in defined benefit plans	2	—	—	—	2	—	—	—	2
Total other comprehensive income (loss), net of taxes	2	433	(484)	—	(49)	—	—	—	(49)
Comprehensive income	$2,021	$4,335	$155	$23,926	$30,437	$—	$—	$—	$30,437

135	Freddie Mac

	Nine Months Ended September 30, 2013
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications(1)	Segment Adjustments(2)	Total Reconciling Items
	(in millions)
Net interest income	$300	$2,752	$944	$—	$3,996	$7,835	$854	$8,689	$12,685
Benefit for credit losses	1,474	—	167	—	1,641	623	—	623	2,264
Non-interest income (loss):
Management and guarantee income(3)	3,771	—	147	—	3,918	(3,129)	(596)	(3,725)	193
Net impairment of available-for-sale securities recognized in earnings	—	73	(15)	—	58	(271)	—	(271)	(213)
Derivative gains (losses)	—	3,235	1,550	—	4,785	(3,122)	—	(3,122)	1,663
Gains (losses) on trading securities	—	(1,213)	(122)	—	(1,335)	—	—	—	(1,335)
Gains (losses) on mortgage loans	—	—	(440)	—	(440)	—	—	—	(440)
Other non-interest income	695	3,214	928	—	4,837	(1,936)	—	(1,936)	2,901
Non-interest expense:
Administrative expenses	(756)	(377)	(198)	—	(1,331)	—	—	—	(1,331)
REO operations income (expense)	168	—	15	—	183	—	—	—	183
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(366)	—	—	—	(366)	—	—	—	(366)
Other non-interest expense	(139)	(1)	(18)	(27)	(185)	—	—	—	(185)
Segment adjustments(2)	(596)	854	—	—	258	—	(258)	(258)	—
Income tax (expense) benefit	(5)	514	(398)	23,925	24,036	—	—	—	24,036
Net income (loss)	4,546	9,051	2,560	23,898	40,055	—	—	—	40,055
Changes in unrealized gains (losses) related to available-for-sale securities	—	2,707	(1,271)	—	1,436	—	—	—	1,436
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	250	—	—	250	—	—	—	250
Changes in defined benefit plans	14	8	2	—	24	—	—	—	24
Total other comprehensive income (loss), net of taxes	14	2,965	(1,269)	—	1,710	—	—	—	1,710
Comprehensive income	$4,560	$12,016	$1,291	$23,898	$41,765	$—	$—	$—	$41,765

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
NOTE 14: FINANCIAL GUARANTEES
We provide financial guarantees to securitization trusts that issue mortgage-related securities backed by single-family mortgage loans, which we consolidate. During the three and nine months ended September 30, 2014, we issued approximately $77.4 billion and $186.9 billion, respectively, compared to $98.0 billion and $362.0 billion during the three and nine months ended September 30, 2013, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). For guarantees to consolidated securitization trusts, our exposure to these guarantees is generally the UPB of the loans recorded on our consolidated balance sheets. See "NOTE 14: FINANCIAL GUARANTEES" in our 2013 Annual Report for a description of the nature of the transactions that give rise to our financial guarantees.
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

136	Freddie Mac

Table 14.1 — Financial Guarantees

	September 30, 2014			December 31, 2013
	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
	(dollars in millions, terms in years)
Non-consolidated Freddie Mac securities(3)	$81,117	$806	39	$71,809	$731	40
Other guarantee commitments	26,076	754	35	29,160	791	36
Derivative instruments(4)	10,740	90	31	9,856	239	32

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

(2)
For non-consolidated Freddie Mac securities and other guarantee commitments, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $110 million and $111 million as of September 30, 2014 and December 31, 2013, respectively, and is included within other liabilities on our consolidated balance sheets.

(3)
In addition to our guarantee of principal and interest, we also provide liquidity guarantees for certain multifamily housing revenue bonds included in this category. However, no advances under these liquidity guarantees were outstanding at September 30, 2014 or December 31, 2013.

(4)	See “NOTE 9: DERIVATIVES” for information about these derivative guarantees.
Non-Consolidated Freddie Mac Securities
During the three and nine months ended September 30, 2014, we issued approximately $3.9 billion and $11.0 billion, respectively, compared to $5.3 billion and $17.5 billion during the three and nine months ended September 30, 2013, respectively, in UPB of Other Guarantee Transactions, all of which were backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.
For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee.
Other Guarantee Commitments
We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During the nine months ended September 30, 2014 and 2013, we issued and guaranteed $2.1 billion and $8.4 billion, respectively, in UPB of long-term standby commitments. These long-term standby commitments totaled $16.5 billion and $19.2 billion in UPB at September 30, 2014 and December 31, 2013, respectively. We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.1 billion in UPB at both September 30, 2014 and December 31, 2013. In addition, as of September 30, 2014 and December 31, 2013, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $0.4 billion and $0.9 billion, respectively.
NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS
Single-Family Credit Guarantee Portfolio
Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.
The table below summarizes the concentration by year of origination and geographic area of the approximately $1.7 trillion UPB of our single-family credit guarantee portfolio at both September 30, 2014 and December 31, 2013. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2013 Annual Report and "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold.

137	Freddie Mac

Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	September 30, 2014		December 31, 2013		Percent of Credit Losses(1)(2) Nine Months Ended
	Percentage of Portfolio(2)(3)	Serious Delinquency Rate	Percentage of Portfolio(2)(3)	Serious Delinquency Rate	September 30, 2014	September 30, 2013
Year of Origination
2014	8%	0.01%	N/A	N/A	—%	N/A
2013	16	0.04	16%	0.01%	—	—%
2012	15	0.07	16	0.04	—	—
2011	7	0.23	8	0.18	—	—
2010	6	0.44	7	0.39	—	1
2009	6	0.89	7	0.88	2	2
Subtotal - New single-family book	58	0.23	54	0.24	2	3
HARP and other relief refinance loans(4)	20	0.70	21	0.64	7	6
2005 to 2008 Legacy single-family book	14	7.66	16	8.77	83	82
Pre-2005 Legacy single-family book	8	3.12	9	3.24	8	9
Total	100%	1.96%	100%	2.39%	100%	100%
Region(5)
West	29%	1.31%	28%	1.73%	13%	27%
Northeast	26	2.87	26	3.23	26	13
North Central	17	1.53	18	1.81	21	23
Southeast	16	2.56	16	3.42	36	34
Southwest	12	1.17	12	1.36	4	3
Total	100%	1.96%	100%	2.39%	100%	100%
State
Arizona, California, Florida, and Nevada(6)	26%	2.09%	26%	3.01%	37%	49%
Illinois, Michigan, and Ohio(7)	10	1.77	11	2.11	17	19
New York and New Jersey(8)	9	4.69	9	5.11	10	3
All other	55	1.57	54	1.85	36	29
Total	100%	1.96%	100%	2.39%	100%	100%

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

138	Freddie Mac

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
Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(1)		Serious Delinquency Rate
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Interest-only	2%	2%	9.89%	12.51%
Option ARM(2)	—	—	10.39	12.30
Alt-A	3	3	8.81	10.06
Original LTV ratio greater than 90%(3)	16	16	2.64	3.22
Lower FICO scores at origination (less than 620)	3	3	8.71	9.99

(1)	Based on UPB. Excludes loans underlying certain Other Guarantee Transactions for which data was not available. Within these columns, "—" represents less than 0.5%.

(2)
For reporting purposes, loans within the option ARM category continue to be reported in that category following modification, even though the modified loan no longer provides for optional payment provisions.

(3)	Includes HARP loans, which we are required to purchase as part of our participation in the MHA Program.
The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 7% and 10% at September 30, 2014 and December 31, 2013, respectively. An increase in the estimated current LTV ratio of a loan indicates that the borrower’s equity in the home has declined, and can negatively affect the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 8.92% and 9.94% as of September 30, 2014 and December 31, 2013, respectively. Loans in our 2005-2008 Legacy single-family book have been more affected by declines in home prices during the housing crisis that began in 2006 than loans originated in other years. Our 2005-2008 Legacy single-family book comprised approximately 14% of our single-family credit guarantee portfolio, based on UPB at September 30, 2014, and these loans accounted for approximately 83% of our credit losses during the nine months ended September 30, 2014.
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

139	Freddie Mac

Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	September 30, 2014		December 31, 2013
	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
	(dollars in billions)
State(2)
California	$22.9	—%	$22.4	0.03%
Texas	16.9	—	16.7	0.02
New York	11.2	0.11	11.4	0.12
Florida	9.4	0.05	9.3	0.28
Virginia	6.9	—	7.0	0.37
Maryland	6.8	—	6.7	—
All other states	61.1	0.03	59.3	0.08
Total	$135.2	0.03%	$132.8	0.09%
Region(3)
Northeast	$37.4	0.03%	$37.5	0.10%
West	35.0	—	33.8	0.07
Southwest	26.9	—	26.2	0.05
Southeast	24.7	0.07	24.1	0.16
North Central	11.2	0.07	11.2	0.07
Total	$135.2	0.03%	$132.8	0.09%
Other Categories(4)
Original LTV ratio greater than 80%	$5.7	0.04%	$5.6	0.19%
Original DSCR below 1.10	2.1	—	2.2	—

(1)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.

(2)	Represents the six states with the highest UPB at September 30, 2014.

(3)	See endnote (5) to “Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio” for a description of these regions.

(4)	These categories are not mutually exclusive and a loan in one category may also be included within another category.
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
We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio greater than 100% was approximately 1% and 2% at September 30, 2014 and December 31, 2013, respectively, and our estimate of the current average DSCR for these loans was 1.07 and 0.95, respectively. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 2% and 3% at September 30, 2014 and December 31, 2013, respectively, and the average current LTV ratio of these loans was 87% and 95%, respectively. Our estimates of current DSCRs are based on the latest reported net operating income for these properties. Our estimates of the current LTV ratios are based on either values we receive from a third-party service provider or our internal estimates of property value. Our internal estimates of property value are primarily derived using techniques that include income capitalization and comparable sales analysis using third party market data.
Seller/Servicers
We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers and we are exposed to the risk that we could lose purchase volume to the extent certain arrangements with these lenders are terminated. Our top 10 single-family seller/servicers provided approximately 50% of our single-family purchase volume during the nine months ended September 30, 2014. Wells Fargo Bank, N.A. accounted for 13% of our single-family mortgage purchase volume and was the only single-family seller/servicer that comprised 10% or more of our purchase volume during the nine months ended September 30, 2014.
We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide on the appeal. As of September 30, 2014 and December 31, 2013, the UPB of loans subject to our repurchase requests (seller and servicer related) issued to our single-family seller/servicers was approximately $0.8 billion and

140	Freddie Mac

$2.2 billion, respectively (these figures include repurchase requests for which appeals were pending). During the three and nine months ended September 30, 2014, we recovered amounts that covered losses with respect to $0.3 billion and $1.7 billion, respectively, in UPB of loans subject to our repurchase requests.
During the nine months ended September 30, 2014, we entered into settlement agreements with certain counterparties to release specified loans from certain seller repurchase obligations in exchange for one-time cash payments, which totaled approximately $0.4 billion in aggregate. These agreements related to loans with $26.1 billion in aggregate principal amount (as of the dates of the respective agreements) and we recognized a benefit for credit losses of $0.3 billion included within our consolidated statement of comprehensive income during the nine months ended September 30, 2014 related to these agreements.
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
A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 23% and 12%, respectively, of our single-family mortgage loans, and were the only seller/servicers that serviced more than 10% of our loans, as of September 30, 2014. In recent years, there has been a shift in our servicing from depository institutions to non-depository specialty servicers that specialize in workouts of problem loans. Some of these specialty servicers have grown rapidly in recent years and now service a large share of our loans. As of both September 30, 2014 and December 31, 2013, approximately 10% of our total single-family credit guarantee portfolio were serviced by our three largest non-depository specialty servicers. Several of these specialty servicers also service a large share of the loans underlying our investments in non-agency mortgage-related securities. As of September 30, 2014, approximately 42% of our investments in single-family non-agency mortgage-related securities, based on UPB, were serviced by subsidiaries of Ocwen Financial Corp., and this was the only specialty servicer who serviced 10% or more of our recorded investment in non-agency mortgage-related securities at that date. Specialty servicers, including subsidiaries of Ocwen Financial Corp., or Ocwen, have recently been the subject of significant adverse regulatory scrutiny from regulators, and Ocwen's credit rating has been downgraded.
As of September 30, 2014 our top three multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., and CBRE Capital Markets, Inc., each serviced more than 10% of our multifamily mortgage portfolio, excluding K Certificates, and together serviced approximately 38% of this portfolio.
Mortgage Insurers
We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. We evaluate the recovery and collectability from insurance policies for mortgage loans that we hold for investment as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2013 Annual Report for additional information. As of September 30, 2014, mortgage insurers provided coverage with maximum loss limits of $56.9 billion, for $225.3 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both primary and pool insurance. Our top four mortgage insurer counterparties, Radian Guaranty Inc., Mortgage Guaranty Insurance Corporation, United Guaranty Residential Insurance Company, and Genworth Mortgage Insurance Corporation each accounted for more than 10% and collectively represented approximately 80% of our overall mortgage insurance coverage at September 30, 2014. Of our four largest counterparties, three are rated BB-, and one is rated BBB+, as of September 30, 2014, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent. PMI Mortgage Insurance Co. (PMI), Republic Mortgage Insurance Co. (RMIC), and Triad Guaranty Insurance Corp. (Triad) are no longer rated by either S&P or Moody’s because they are in rehabilitation or under regulatory supervision.
We received proceeds of $1.0 billion and $1.6 billion during the nine months ended September 30, 2014 and 2013, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.4 billion and $0.7 billion (excluding deferred payment obligations

141	Freddie Mac

associated with unpaid claim amounts) as of September 30, 2014 and December 31, 2013, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $0.3 billion and $0.5 billion at September 30, 2014 and December 31, 2013, respectively.
PMI and Triad are paying a portion of their claims in cash and the remaining portion of the claims represents a deferred payment obligation. It is not clear how the regulators of these companies will administer their respective deferred payment plans, nor when or if those obligations will be paid.
In June 2014, RMIC announced that it would: (a) resume paying valid claims at 100% of the claim amount without further deferrals, effective with claims settled on or after July 1, 2014, and (b) pay, in full, all deferred payment obligations outstanding as of June 30, 2014. In July 2014, we received RMIC's payment of all deferred payment obligations owed to us. Previously, RMIC had been paying all valid claims 60% in cash and 40% in deferred payment obligations.
See "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS" in our 2013 Annual Report for further information on our mortgage insurance counterparties.
Bond Insurers
Bond insurance, which may be either primary or secondary policies, is a credit enhancement covering some of the non-agency mortgage-related securities we hold. Primary policies are acquired by the securitization trust issuing the securities we purchase, while secondary policies are acquired by us. At September 30, 2014, the maximum principal exposure to credit losses related to such policies was $7.1 billion. At September 30, 2014, our top four bond insurers, Ambac Assurance Corporation (or Ambac), Financial Guaranty Insurance Company (or FGIC), National Public Finance Guarantee Corp., and MBIA Insurance Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 92% of our total coverage.
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
Our cash and other investment counterparties are primarily major institutions, Treasury, and the Federal Reserve Bank of New York. As of September 30, 2014 and December 31, 2013, including amounts related to our consolidated VIEs, there were $52.4 billion and $85.9 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; or (c) cash deposited with the Federal Reserve Bank of New York. As of September 30, 2014 these included:

•	$20.9 billion of securities purchased under agreements to resell with 14 counterparties that had short-term S&P ratings of A-1 or above;

•	$0.6 billion of securities purchased under agreements to resell with one counterparty that had a short-term S&P rating of A-2;

•
$8.5 billion of securities purchased under agreements to resell with three counterparties that do not have short-term S&P or other third-party credit ratings, but were evaluated under the company's counterparty credit risk system and were determined to be eligible for these transactions (by providing more than 100% in approved collateral);

•	$0.4 billion of cash equivalents invested in Treasury securities; and

•	$21.9 billion of cash deposited with the Federal Reserve Bank of New York (as a non-interest-bearing deposit).
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

142	Freddie Mac

In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against 18 corporate families of financial institutions and related defendants alleging securities laws violations and, in some cases, fraud. These lawsuits seek to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain residential non-agency mortgage-related securities issued or sold by, or backed by mortgages originated by, these financial institutions or control persons thereof. As of September 30, 2014, most of these lawsuits have been resolved through settlements. We and FHFA reached settlements with the following parties in these FHFA-filed lawsuits in the nine months ended September 30, 2014:

•	Morgan Stanley (February 2014)

•	Societe Generale (February 2014)

•	Credit Suisse Holdings (USA), Inc. (March 2014)

•	Bank of America Corporation (March 2014)

•	Barclays Bank PLC (April 2014)

•	First Horizon National Corporation (April 2014)

•	RBS Securities, Inc. (June 2014); resolved claims against RBS in FHFA's lawsuit against Ally Financial Inc.

•	Goldman Sachs and Co. (August 2014)

•	HSBC North America Holdings, Inc. (September 2014)
At the direction of our Conservator, we are also working to enforce contractual rights of certain trusts with respect to the non-agency mortgage-related securities we hold, and have directed certain trustees to initiate litigation on behalf of certificate holders against several financial institutions for breach of contract claims. We reached a settlement with WMC Mortgage LLC in March 2014.
During the nine months ended September 30, 2014, we recognized $6.1 billion within non-interest income on our consolidated statements of comprehensive income from the settlements discussed above.
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
In November 2013, J.P. Morgan Chase & Co. announced a settlement with an investor consortium to resolve certain claims with respect to a number of mortgage securitization trusts in which we have investments. In October 2014, the trustees of the securitizations filed suit in New York state court seeking approval of the settlement. If the settlement is approved, Freddie Mac would expect to receive a benefit from this settlement for those covered securitizations that Freddie Mac holds at the time settlement proceeds are distributed to the trusts. Freddie Mac would expect to similarly benefit from other outstanding investor consortium settlements with respect to mortgage securitization trusts in which we have investments, to the extent such settlements are approved.
See "Seller/Servicers" for information about specialty servicers that service mortgage loans underlying our non-agency mortgage-related securities.
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

143	Freddie Mac

assets or liabilities. The lowest priority, Level 3, is given to measurements based on unobservable inputs. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis
The table below presents our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option, as of September 30, 2014 and December 31, 2013.

144	Freddie Mac

Table 16.1 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis

	September 30, 2014
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$37,057	$4,306	$—	$41,363
Fannie Mae	—	10,420	106	—	10,526
Ginnie Mae	—	206	4	—	210
CMBS	—	20,262	3,352	—	23,614
Subprime	—	—	22,701	—	22,701
Option ARM	—	—	5,707	—	5,707
Alt-A and other	—	—	5,513	—	5,513
Obligations of states and political subdivisions	—	—	2,493	—	2,493
Manufactured housing	—	—	650	—	650
Total available-for-sale securities, at fair value	—	67,945	44,832	—	112,777
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	14,005	895	—	14,900
Fannie Mae	—	6,061	177	—	6,238
Ginnie Mae	—	17	—	—	17
Other	—	116	4	—	120
Total mortgage-related securities	—	20,199	1,076	—	21,275
U.S. Treasury securities	9,159	—	—	—	9,159
Total trading securities, at fair value	9,159	20,199	1,076	—	30,434
Total investments in securities	9,159	88,144	45,908	—	143,211
Mortgage loans:
Held-for-sale, at fair value	—	7,719	—	—	7,719
Derivative assets, net:
Interest-rate swaps	—	5,910	—	—	5,910
Option-based derivatives	—	3,055	—	—	3,055
Other	—	66	36	—	102
Subtotal, before netting adjustments	—	9,031	36	—	9,067
Netting adjustments(1)	—	—	—	(8,170)	(8,170)
Total derivative assets, net	—	9,031	36	(8,170)	897
Other assets:
Guarantee asset, at fair value	—	—	1,570	—	1,570
All other, at fair value	—	—	8	—	8
Total other assets	—	—	1,578	—	1,578
Total assets carried at fair value on a recurring basis	$9,159	$104,894	$47,522	$(8,170)	$153,405
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$45	$—	$—	$45
Other debt, at fair value	—	4,988	—	—	4,988
Derivative liabilities, net:
Interest-rate swaps	—	10,259	—	—	10,259
Option-based derivatives	—	59	—	—	59
Other	—	66	47	—	113
Subtotal, before netting adjustments	—	10,384	47	—	10,431
Netting adjustments(1)	—	—	—	(8,501)	(8,501)
Total derivative liabilities, net	—	10,384	47	(8,501)	1,930
Total liabilities carried at fair value on a recurring basis	$—	$15,417	$47	$(8,501)	$6,963

145	Freddie Mac

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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

(1)
Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable. The net cash collateral posted was $1.0 billion and $871 million, respectively, at September 30, 2014 and December 31, 2013. The net interest receivable (payable) of derivative assets and derivative liabilities was $(0.7) billion and $(0.6) billion at September 30, 2014 and December 31, 2013, respectively, which was mainly related to interest rate swaps.

146	Freddie Mac

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
For both the three and nine months ended September 30, 2014 and 2013, our transfers between Level 1 and Level 2 assets and liabilities were less than $1 million.
The table below presents a reconciliation of all assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013, including transfers into and out of Level 3 assets and liabilities. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities for the three and nine months ended September 30, 2014 and 2013. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

147	Freddie Mac

Table 16.2 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

	Three Months Ended September 30, 2014
		Realized and unrealized gains (losses)
	Balance, June 30, 2014	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, September 30, 2014	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,892	$3	$1	$4	$4,364	$—	$(2,077)	$(34)	$—	$(843)	$4,306	$—
Fannie Mae	136	—	(1)	(1)	—	—	—	(4)	45	(70)	106	—
Ginnie Mae	5	—	—	—	—	—	—	(1)	—	—	4	—
CMBS	3,326	—	41	41	—	—	—	(15)	—	—	3,352	—
Subprime	24,291	(53)	1,068	1,015	—	—	(2,423)	(182)	—	—	22,701	(125)
Option ARM	6,231	(12)	172	160	—	—	(616)	(68)	—	—	5,707	(39)
Alt-A and other	6,454	(85)	96	11	—	—	(1,021)	69	—	—	5,513	(2)
Obligations of states and political subdivisions	2,898	—	(1)	(1)	—	—	—	(404)	—	—	2,493	—
Manufactured housing	668	—	—	—	—	—	—	(18)	—	—	650	—
Total available-for-sale mortgage-related securities	46,901	(147)	1,376	1,229	4,364	—	(6,137)	(657)	45	(913)	44,832	(166)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,252	41	—	41	915	7	(443)	(13)	—	(864)	895	42
Fannie Mae	167	(2)	—	(2)	—	—	—	(3)	15	—	177	(2)
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—	—
Other	6	—	—	—	—	—	—	(2)	—	—	4	—
Total trading mortgage-related securities	1,425	39	—	39	915	7	(443)	(18)	15	(864)	1,076	40
Other assets:
Guarantee asset(7)	1,587	(41)	—	(41)	—	142	—	(118)	—	—	1,570	(41)
All other, at fair value	12	(4)	—	(4)	—	—	—	—	—	—	8	(4)
Total other assets	1,599	(45)	—	(45)	—	142	—	(118)	—	—	1,578	(45)

		Realized and unrealized (gains) losses
	Balance, June 30, 2014	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, September 30, 2014	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$1,000	$—	$—	$—	$—	$—	$—	$(1,000)	$—	$—	$—	$—
Net derivatives(8)	58	(66)	—	(66)	—	—	—	19	—	—	11	(49)

148	Freddie Mac

	Nine Months Ended September 30, 2014
		Realized and unrealized gains (losses)
	Balance, January 1, 2014	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, September 30, 2014	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,939	$1	$3	$4	$5,567	$—	$(3,086)	$(79)	$3	$(42)	$4,306	$—
Fannie Mae	131	—	(4)	(4)	48	—	(55)	(15)	1	—	106	—
Ginnie Mae	12	—	—	—	—	—	(6)	(3)	1	—	4	—
CMBS	3,109	—	269	269	—	—	—	(26)	—	—	3,352	—
Subprime	27,499	(456)	2,556	2,100	—	—	(5,628)	(1,270)	—	—	22,701	(582)
Option ARM	6,574	(41)	174	133	—	—	(791)	(209)	—	—	5,707	(72)
Alt-A and other	8,706	86	232	318	—	—	(3,409)	(102)	—	—	5,513	(33)
Obligations of states and political subdivisions	3,495	1	71	72	1	—	(13)	(1,062)	—	—	2,493	—
Manufactured housing	684	—	21	21	—	—	—	(55)	—	—	650	—
Total available-for-sale mortgage-related securities	52,149	(409)	3,322	2,913	5,616	—	(12,988)	(2,821)	5	(42)	44,832	(687)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	343	26	—	26	2,064	42	(1,480)	(33)	—	(67)	895	30
Fannie Mae	221	(20)	—	(20)	14	—	—	(7)	—	(31)	177	(20)
Ginnie Mae	74	—	—	—	—	—	(70)	(4)	—	—	—	(2)
Other	8	(1)	—	(1)	—	—	—	(3)	—	—	4	(1)
Total trading mortgage-related securities	646	5	—	5	2,078	42	(1,550)	(47)	—	(98)	1,076	7
Other assets:
Guarantee asset(7)	1,611	(146)	—	(146)	—	290	—	(185)	—	—	1,570	(145)
All other, at fair value	9	(1)	—	(1)	—	—	—	—	—	—	8	(1)
Total other assets	1,620	(147)	—	(147)	—	290	—	(185)	—	—	1,578	(146)

		Realized and unrealized (gains) losses
	Balance, January 1, 2014	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(5)	Transfers out of Level 3(5)	Balance, September 30, 2014	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$1,528	$(7)	$—	$(7)	$—	$—	$—	$(1,521)	$—	$—	$—	$—
Net derivatives(8)	325	(95)	—	(95)	—	—	—	62	—	(281)	11	(30)

149	Freddie Mac

	Three Months Ended September 30, 2013
		Realized and unrealized gains (losses)
	Balance, June 30, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2013	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,325	$—	$122	$122	$1,781	$—	$—	$(67)	$—	$(575)	$3,586	$—
Fannie Mae	143	—	(1)	(1)	—	—	—	(5)	—	—	137	—
Ginnie Mae	14	—	—	—	—	—	—	(1)	—	—	13	—
CMBS	3,239	—	(40)	(40)	—	—	—	(5)	—	—	3,194	—
Subprime	28,004	(46)	639	593	—	—	(46)	(979)	—	—	27,572	(45)
Option ARM	6,636	(16)	20	4	—	—	(38)	(178)	—	—	6,424	(12)
Alt-A and other	10,055	(73)	353	280	—	—	(826)	(406)	—	—	9,103	(65)
Obligations of states and political subdivisions	4,281	—	(51)	(51)	—	—	(7)	(462)	—	—	3,761	—
Manufactured housing	681	—	28	28	—	—	—	(21)	—	—	688	—
Total available-for-sale mortgage-related securities	55,378	(135)	1,070	935	1,781	—	(917)	(2,124)	—	(575)	54,478	(122)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	597	9	—	9	1,360	—	(335)	(5)	—	(319)	1,307	5
Fannie Mae	188	(8)	—	(8)	—	—	—	(4)	—	—	176	(8)
Ginnie Mae	81	—	—	—	—	—	—	(3)	—	—	78	—
Other	9	—	—	—	—	—	—	(1)	—	—	8	—
Total trading mortgage-related securities	875	1	—	1	1,360	—	(335)	(13)	—	(319)	1,569	(3)
Mortgage loans:
Held-for-sale, at fair value	11,696	—	—	—	—	—	—	—	—	(11,696)	—	—
Other assets:
Guarantee asset(7)	1,289	14	—	14	—	156	—	(27)	—	—	1,432	14
All other, at fair value	8	2	—	2	—	—	—	—	—	—	10	2
Total other assets	1,297	16	—	16	—	156	—	(27)	—	—	1,442	16

		Realized and unrealized (gains) losses
	Balance, June 30, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2013	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$1,508	$31	$—	$31	$—	$500	$—	$(8)	$—	$—	$2,031	$31
Net derivatives(8)	343	(96)	—	(96)	—	2	—	2	—	(2)	249	(84)

150	Freddie Mac

	Nine Months Ended September 30, 2013
		Realized and unrealized gains (losses)
	Balance, January 1, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2013	Unrealized gains (losses) still held(6)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,802	$—	$113	$113	$1,780	$—	$—	$(109)	$—	$—	$3,586	$—
Fannie Mae	163	—	(3)	(3)	—	—	—	(23)	—	—	137	—
Ginnie Mae	16	—	—	—	—	—	—	(3)	—	—	13	—
CMBS	3,429	—	(216)	(216)	—	—	—	(19)	—	—	3,194	—
Subprime	26,457	(94)	4,632	4,538	—	—	(346)	(3,077)	—	—	27,572	(91)
Option ARM	5,717	(21)	1,346	1,325	—	—	(38)	(580)	—	—	6,424	(17)
Alt-A and other	10,904	(52)	980	928	—	—	(1,572)	(1,157)	—	—	9,103	(91)
Obligations of states and political subdivisions	5,798	13	(173)	(160)	(10)	—	(533)	(1,334)	—	—	3,761	—
Manufactured housing	709	(1)	46	45	—	—	—	(66)	—	—	688	(1)
Total available-for-sale mortgage-related securities	54,995	(155)	6,725	6,570	1,770	—	(2,489)	(6,368)	—	—	54,478	(200)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,165	(51)	—	(51)	1,177	229	(360)	(37)	—	(816)	1,307	(54)
Fannie Mae	312	(57)	—	(57)	2	—	(2)	(12)	—	(67)	176	(57)
Ginnie Mae	92	(1)	—	(1)	3	—	—	(12)	—	(4)	78	(1)
Other	21	—	—	—	—	—	—	(3)	—	(10)	8	—
Total trading mortgage-related securities	1,590	(109)	—	(109)	1,182	229	(362)	(64)	—	(897)	1,569	(112)
Mortgage loans:
Held-for-sale, at fair value	14,238	—	—	—	—	—	—	—	—	(14,238)	—	—
Other assets:
Guarantee asset(7)	1,029	(2)	—	(2)	—	484	—	(79)	—	—	1,432	(2)
All other, at fair value	114	31	—	31	—	—	(135)	—	—	—	10	8
Total other assets	1,143	29	—	29	—	484	(135)	(79)	—	—	1,442	6

		Realized and unrealized (gains) losses
	Balance, January 1, 2013	Included in earnings(1)(2)(3)(4)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2013	Unrealized (gains) losses still held(6)
	(in millions)
Liabilities
Other debt, at fair value	$2,187	$23	$—	$23	$—	$500	$—	$(679)	$—	$—	$2,031	$(15)
Net derivatives(8)	47	232	—	232	—	6	—	(36)	—	—	249	200

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

(5)
Transfers out of Level 3 during the three and nine months ended September 30, 2014 consist primarily of certain mortgage-related securities and certain derivatives due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Transfers into Level 3 during the three and nine months ended September 30, 2014 consist primarily of certain mortgage-related securities due to a lack of relevant price quotes from dealers and third-party pricing services.

151	Freddie Mac

(6)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at September 30, 2014 and 2013, respectively. Included in these amounts are other-than-temporary impairments recorded on available-for-sale securities.

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

Assets on Our Consolidated Balance Sheets Measured at Fair Value on a Non-Recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis after our initial recognition. These adjustments usually result from the application of lower-of-cost-or-fair-value accounting or measurement of impairment based on the fair value of the underlying collateral. These assets include impaired held-for-investment single-family and multifamily mortgage loans and REO, net.
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013, respectively.
Table 16.3 — Assets on Our Consolidated Balance Sheets Measured at Fair Value on a Non-Recurring Basis

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)	$—	$—	$9,265	$9,265	$—	$—	$515	$515
REO, net(2)	—	—	1,259	1,259	—	—	1,837	1,837
Total assets measured at fair value on a non-recurring basis	$—	$—	$10,524	$10,524	$—	$—	$2,352	$2,352

(1)
These loans include impaired single-family and multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance based on the fair value of the underlying collateral.

(2)
Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $1.3 billion, less estimated costs to sell of $83 million (or approximately $1.2 billion) at September 30, 2014. The carrying amount of REO, net was written down to fair value of $1.8 billion, less estimated costs to sell of $118 million (or approximately $1.7 billion) at December 31, 2013.

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

152	Freddie Mac

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

153	Freddie Mac

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
Mortgage Loans, Held-for-Sale
Mortgage loans, held-for-sale consist of multifamily mortgage loans with the fair value option elected that are measured at fair value on a recurring basis.
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
Mortgage Loans, Held-for-Investment

154	Freddie Mac

Mortgage loans, held-for-investment consist of single-family and multifamily mortgage loans where the measurement of impairment is based on the fair value of the underlying collateral. These loans are measured at fair value on a non-recurring basis and are classified as Level 3 as significant inputs used in the fair value measurement are unobservable.
Single-family
The collateral is valued using our internal model that uses REO disposition, short sale and third-party sale values, combined with loan level characteristics using the repeat housing sales index to estimate the current fair value of the loan. The significant unobservable inputs used in the fair value measurement are the historical average sales proceeds and the repeat housing sales index. Significant increases (decreases) in the historical average sales proceeds per loan in isolation would result in significantly higher (lower) fair value measurements.
Multifamily
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

155	Freddie Mac

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
REO, Net
REO, net consists primarily of single-family REO. REO, net is initially measured at its fair value less costs to sell, and is subsequently measured at the lower of cost or fair value less costs to sell. REO, net is valued using an internal model and is classified as Level 3 as significant inputs used in the fair value measurement are unobservable.
As of September 30, 2014, our internal model uses REO disposition prices combined with loan level characteristics using the repeat housing sales index to estimate the current fair value of the REO. This valuation technique is used to measure both the initial value of REO and the valuation of REO at the lower of cost or fair value, as necessary. The significant unobservable inputs used in the fair value measurement of REO, net are the historical sales proceeds per property and the repeat housing sales index. Significant increases (decreases) in the historical sales proceeds per property in isolation would result in significantly higher (lower) fair value measurement.
As of December 31, 2013, our internal model used actual REO disposition prices for the prior three months, calibrated to the most recent month's disposition prices, to determine the average sales proceeds per property at the state level, expressed as a fixed percentage based on the ratio of the disposition price to the UPB of the associated loan. This fixed percentage was then applied to the UPB immediately prior to the acquisition to determine the fair value of the individual property. Certain adjustments, such as state-level adjustments, were made to the estimated fair value, as applicable. The significant unobservable input used in the fair value measurement of REO, net was the historical average sales proceeds per property by state. Significant increases (decreases) in the historical average sales proceeds per property by state in isolation would result in a significantly higher (lower) fair value measurement.
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
Other Debt, at Fair Value
We elected the fair value option on our STACR debt notes. Our STACR debt notes are valued using the median of external sources and are classified as Level 2 based on observable market prices. See “Fair Value Option — Other Debt” for additional information.
Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3) as of September 30, 2014 and December 31, 2013.

156	Freddie Mac

Table 16.4 — Quantitative Information about Recurring Level 3 Fair Value Measurements

	September 30, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac		$1,966	Risk metric	Effective duration(2)	0.96 - 8.84 years	2.11 years
		1,781	Discounted cash flows	OAS	(146) - 141 bps	37 bps
		559	Other
Total Freddie Mac	$41,363	4,306
Fannie Mae		60	Discounted cash flows	OAS	(5,649) - 1,082 bps	91 bps
		43	Median of external sources	External pricing sources	$107.9 - $112.5	$110.2
		3	Other
Total Fannie Mae	10,526	106
Ginnie Mae		4	Discounted cash flows
Total Ginnie Mae	210	4
CMBS		2,446	Single external source	External pricing source	$99.0 - $99.0	$99.0
		369	Risk Metrics	Effective duration(2)	5.67 - 10.04 years	7.49 years
		537	Other
Total CMBS	23,614	3,352
Subprime, option ARM, and Alt-A:
Subprime		21,170	Median of external sources	External pricing sources	$70.4 - $75.8	$73.1
		1,531	Other
Total subprime	22,701	22,701
Option ARM		4,342	Median of external sources	External pricing sources	$65.7 - $71.0	$68.3
		16	Single external source	External pricing source	$51.1 - $51.1	$51.1
		1,349	Other
Total option ARM	5,707	5,707
Alt-A and other		4,643	Median of external sources	External pricing sources	$83.8 - $86.5	$85.2
		870	Other
Total Alt-A and other	5,513	5,513
Obligations of states and political subdivisions		2,289	Median of external sources	External pricing sources	$101.0 - $101.8	$101.4
		204	Other
Total obligations of states and political subdivisions	2,493	2,493
Manufactured housing		478	Single external source	External pricing source	$91.0 - $91.0	$91.0
		146	Discounted cash flows	OAS	290- 640 bps	373 bps
		26	Other
Total manufactured housing	650	650
Total available-for-sale mortgage-related securities	112,777	44,832
Trading, at fair value
Mortgage-related securities
Freddie Mac		628	Discounted cash flows	OAS	(197) - 9,748 bps	268 bps
		110	Risk Metrics	Effective duration(2)	(19.99) - 2.83 years	1.41 years
		157	Other
Total Freddie Mac	14,900	895
Fannie Mae		177	Discounted cash flows	OAS	(97) - 2,039 bps	427 bps
Total Fannie Mae	6,238	177
Ginnie Mae	17	—
Other		3	Median of external sources
		1	Discounted cash flows
Total other	120	4
Total trading mortgage-related securities	21,275	1,076
Total investments in securities	$134,052	$45,908
Other assets:
Guarantee asset, at fair value		$1,201	Discounted cash flows	OAS	17- 202 bps	55 bps
		369	Median of external sources	External pricing sources	$10.8 - $23.7	$18.0
Total guarantee asset, at fair value	$1,570	1,570
All other, at fair value		8	Other
Total all other, at fair value	8	8
Total other assets	1,578	1,578
Liabilities
Net derivatives		11	Other
Total net derivatives	1,033	11

157	Freddie Mac

	December 31, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
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
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a non-recurring basis using unobservable inputs (Level 3) as of September 30, 2014 and December 31, 2013.

158	Freddie Mac

Table 16.5 — Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	September 30, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans	$9,265	$9,265
			Internal model(2)	Historical sales proceeds	$3,000 - $815,800	$122,124
			Internal model(2)	Housing sales index	37 - 305 bps	84 bps
			Third-party appraisal	Property value	$9 million - $44 million	$33 million
			Income capitalization	Capitalization rates(3)	6% - 9%	7%
REO, net	$1,259	$1,259
			Internal model(2)	Historical sales proceeds	$3,000 - $733,643	$114,287
			Internal model(2)	Housing sales index	37 - 305 bps	84 bps

	December 31, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans	$515	$515
			Income capitalization	Capitalization rates(3)	6% - 9%	7%
			Third-party appraisal	Property value	$4 million - $44 million	$27 million
REO, net	$1,837	$1,837	Internal model(4)	Historical average sales proceeds per property by state(5)	$17,500- $318,391	$105,508

(1)
Certain unobservable input types, range, and weighted average data are not disclosed in this table if they are associated with a class: (a) that has a Level 3 fair value measurement that is not considered material; or (b) where we have disclosed the predominant valuation technique with related unobservable inputs for the most significant portion of that class.

(2)
Represents an internal model that uses REO disposition, short sale and third-party sale values for loans, combined with loan level characteristics using the repeat housing sales index to estimate the current fair value of the REO or loan. This valuation technique is used to measure both the initial value of REO and the valuation of REO at the lower of cost or fair value, as necessary, and the allowance for held-for-investment mortgage loans to collateral value.

(3)
The capitalization rate “Range” and “Weighted Average” represent those loans that are valued using the Income Capitalization approach, which is the predominant valuation technique used for this population of multifamily mortgage loans. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.

(4)
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

(5)
Represents the average of three months of REO sales proceeds by state. The national average REO disposition severity ratio for our REO properties was 35.8% for the three months ended December 31, 2013.

Fair Value of Financial Instruments
The table below presents the carrying value and estimated fair value of our financial instruments as of September 30, 2014 and December 31, 2013.

159	Freddie Mac

Table 16.6 — Fair Value of Financial Instruments

	September 30, 2014
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$16,191	$16,191	$—	$—	$—	$16,191
Restricted cash and cash equivalents	6,264	6,264	—	—	—	6,264
Federal funds sold and securities purchased under agreements to resell	29,956	—	29,956	—	—	29,956
Investments in securities:
Available-for-sale, at fair value	112,777	—	67,945	44,832	—	112,777
Trading, at fair value	30,434	9,159	20,199	1,076	—	30,434
Total investments in securities	143,211	9,159	88,144	45,908	—	143,211
Mortgage loans:
Mortgage loans held by consolidated trusts	1,549,533	—	1,353,333	203,835	—	1,557,168
Unsecuritized mortgage loans	141,438	—	17,416	120,973	—	138,389
Total mortgage loans	1,690,971	—	1,370,749	324,808	—	1,695,557
Derivative assets, net	897	—	9,031	36	(8,170)	897
Guarantee asset	1,570	—	—	1,794	—	1,794
Advances to lenders	67	—	67	—	—	67
Total financial assets	$1,889,127	$31,614	$1,497,947	$372,546	$(8,170)	$1,893,937
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,467,845	$—	$1,494,687	$2,228	$—	$1,496,915
Other debt	435,706	—	432,829	9,983	—	442,812
Total debt, net	1,903,551	—	1,927,516	12,211	—	1,939,727
Derivative liabilities, net	1,930	—	10,384	47	(8,501)	1,930
Guarantee obligation	1,561	—	—	3,211	—	3,211
Total financial liabilities	$1,907,042	$—	$1,937,900	$15,469	$(8,501)	$1,944,868

	December 31, 2013
		Fair Value
	Carrying Amount(1)	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$11,281	$11,281	$—	$—	$—	$11,281
Restricted cash and cash equivalents	12,265	12,264	1	—	—	12,265
Federal funds sold and securities purchased under agreements to resell	62,383	—	62,383	—	—	62,383
Investments in securities:
Available-for-sale, at fair value	128,919	—	76,770	52,149	—	128,919
Trading, at fair value	23,404	6,636	16,122	646	—	23,404
Total investments in securities	152,323	6,636	92,892	52,795	—	152,323
Mortgage loans:
Mortgage loans held by consolidated trusts	1,529,905	—	1,258,049	249,693	—	1,507,742
Unsecuritized mortgage loans	154,885	—	16,145	122,065	—	138,210
Total mortgage loans	1,684,790	—	1,274,194	371,758	—	1,645,952
Derivative assets, net	1,063	—	14,220	11	(13,168)	1,063
Guarantee asset	1,611	—	—	1,879	—	1,879
Total financial assets	$1,925,716	$30,181	$1,443,690	$426,443	$(13,168)	$1,887,146
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,433,984	$—	$1,434,208	$2,690	$—	$1,436,898
Other debt	506,767	—	499,756	13,089	—	512,845
Total debt, net	1,940,751	—	1,933,964	15,779	—	1,949,743
Derivative liabilities, net	180	—	13,291	336	(13,447)	180
Guarantee obligation	1,522	—	—	3,067	—	3,067
Total financial liabilities	$1,942,453	$—	$1,947,255	$19,182	$(13,447)	$1,952,990

(1)	Equals the amount reported on our GAAP consolidated balance sheets.
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

160	Freddie Mac

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
Single-Family Loans
Determination of Principal Market
In determining the fair value of single-family mortgage loans, valuation outcomes can vary widely based on management judgments and decisions used in determining: (a) the principal market; (b) modeling assumptions, including default, severity, home prices, and risk premiums; and (c) inputs used to determine variables including risk premiums, credit costs, security pricing, and implied management and guarantee fees. Our principal markets include the GSE securitization market and the whole loan market. To determine the principal market, we considered the market with the greatest volume and level of activity and our ability to access that market. In the absence of a market with active trading, we determined the market that would maximize the amount we would receive upon sale. We determined that the principal market is the whole loan market for loans that: (a) are four or more months delinquent; (b) are in foreclosure; (c) have completed a loan modification but have not been current for at least 6 consecutive months; (d) have completed a loan modification and have a current LTV ratio greater than 125%; or (e) have been modified through a process that included forbearance on a portion of the outstanding balance. The total UPB of loans where the whole loan market is the principal market was approximately $73.5 billion and $101.2 billion as of September 30, 2014 and December 31, 2013, respectively. We determined that the principal market for all other loans, regardless of whether the loan is currently securitized or whether the loan is eligible for purchase under current underwriting standards, is the GSE securitization market. The total UPB of loans where the GSE securitization market is the principal market was approximately $1.6 trillion and $1.5 trillion as of September 30, 2014 and December 31, 2013, respectively.
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

161	Freddie Mac

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends (currently scheduled for December 31, 2015), the beneficial pricing afforded to HARP loans will no longer be reflected in our delivery and guarantee fee pricing structure. If these benefits were not reflected in the pricing for these loans, the fair value of our mortgage loans would have decreased by $21.3 billion and $18.5 billion as of September 30, 2014 and December 31, 2013, respectively. The total fair value of the loans in our portfolio that reflects the pricing afforded to HARP loans as of September 30, 2014 and December 31, 2013 as presented on our consolidated fair value balance sheets is $126.3 billion and $145.0 billion, respectively.
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

162	Freddie Mac

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
Other Debt
We elected the fair value option on our STACR debt notes. We elected the fair value option on these debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. Fair value changes for debt for which we have elected the fair value option are recorded in other income in our consolidated statements of comprehensive income. Related interest expense continues to be reported as interest expense in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2013 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option at September 30, 2014 and December 31, 2013.

163	Freddie Mac

Table 16.7 — Difference between Fair Value and Unpaid Principal Balance for Certain Financial Instruments with Fair Value Option Elected

	September 30, 2014		December 31, 2013
	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term
	(in millions)
Fair value	$7,719	$4,988	$8,727	$2,683
Unpaid principal balance	7,615	4,901	8,721	2,635
Difference	$104	$87	$6	$48
Changes in Fair Value under the Fair Value Option Election
We recorded gains (losses) of $117 million and $113 million for the three months ended September 30, 2014 and 2013, respectively, and $526 million and $(441) million for the nine months ended September 30, 2014 and 2013, respectively, from the change in fair value on multifamily held-for-sale mortgage loans recorded at fair value in other income in our consolidated statements of comprehensive income.
Gains (losses) on debt securities with the fair value option elected were $156 million and $(28) million for the three months ended September 30, 2014 and 2013, respectively, and $(22) million and $(13) million for the nine months ended September 30, 2014 and 2013, respectively, and were recorded in other income in our consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for the three and nine months ended September 30, 2014 and 2013 for any assets or liabilities for which we elected the fair value option.
NOTE 17: LEGAL CONTINGENCIES
We are involved as a party in a variety of legal and regulatory proceedings arising from time to time in the ordinary course of business including, among other things, contractual disputes, personal injury claims, employment-related litigation and other legal proceedings incidental to our business. We are frequently involved, directly or indirectly, in litigation involving mortgage foreclosures. From time to time, we are also involved in proceedings arising from our termination of a seller/servicer’s eligibility to sell mortgages to, and/or service mortgages for, us. In these cases, the former seller/servicer sometimes seeks damages against us for wrongful termination under a variety of legal theories. In addition, we are sometimes sued in connection with the origination or servicing of mortgages. These suits typically involve claims alleging wrongful actions of seller/servicers. Our contracts with our seller/servicers generally provide for indemnification of Freddie Mac against liability arising from seller/servicers' wrongful actions with respect to mortgages sold to or serviced for Freddie Mac.
Litigation and claims resolution are subject to many uncertainties and are not susceptible to accurate prediction. In accordance with the accounting guidance for contingencies, we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable (as defined in such guidance) and the amount of the loss can be reasonably estimated.
During the nine months ended September 30, 2014, we paid approximately $11 million for the advancement of legal fees and expenses of former officers pursuant to our indemnification obligations to them. These fees and expenses related to certain of the matters described below, and are being partially offset by insurance payments. This figure does not include certain administrative support costs and certain costs related to document production and storage.
Putative Securities Class Action Lawsuit: Ohio Public Employees Retirement System (“OPERS”) vs. Freddie Mac, Syron, et al.
This putative securities class action lawsuit was filed against Freddie Mac and certain former officers on January 18, 2008 in the U.S. District Court for the Northern District of Ohio purportedly on behalf of a class of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007. FHFA later intervened as Conservator, and the plaintiff amended its complaint on several occasions. The plaintiff alleged, among other things, that the defendants violated federal securities laws by making false and misleading statements concerning our business, risk management, and the procedures we put into place to protect the company from problems in the mortgage industry. The plaintiff sought unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees.
Defendants filed motions to dismiss the second and third amended complaints, which the Court initially denied. On April 13, 2013, the judge who had presided over the case since 2008 recused himself, and the case was reassigned to a new judge. On August 23, 2013, the new judge granted defendants' motion to vacate the previous judge's orders denying defendants' motions to dismiss. Defendants filed new motions to dismiss the complaint on October 8, 2013. On October 31, 2014, the Court granted defendants’ motions and dismissed the case in its entirety against all defendants, with prejudice.
At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or

164	Freddie Mac

range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the possibility that plaintiff will appeal the judgment of the District Court; the inherent uncertainty of the appellate process, including the outcome of any petition for certiorari; the inherent uncertainty of pre-trial litigation in the event the case is ultimately remanded to the District Court in whole or in part; and the fact that the parties have not briefed and the District Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent resolution of the appellate process, the certification of a class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.
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
On July 6, 2011, a lawsuit styled Liberty Mutual Insurance Company, Peerless Insurance Company, Employers Insurance Company of Wausau, Safeco Corporation and Liberty Life Assurance Company of Boston vs. Goldman, Sachs & Co. was filed in the U.S. District Court for Massachusetts. The case was subsequently transferred to the U.S. District Court for the Southern District of New York. The defendants in the case were underwriters of the company’s November 2007 public offering of preferred stock. The plaintiffs generally allege that the underwriters made materially misleading statements and omissions in connection with the offering. Freddie Mac is not named as a defendant in the lawsuit.
Litigation Related to the Taylor, Bean & Whitaker (TBW) Bankruptcy
On August 24, 2009, TBW, which had been one of our single-family seller/servicers, filed for bankruptcy in the U.S. Bankruptcy Court for the Middle District of Florida. We entered into a settlement with TBW and the TBW creditors' committee regarding the TBW bankruptcy in 2011. However, we continue to be involved in litigation with other parties relating to the TBW bankruptcy, as described below.
On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac has filed a proof of loss under the bonds. The underwriters moved for partial summary judgment against Freddie Mac in April 2013. The Court denied this motion on March 27, 2014, and the underwriters subsequently appealed the denial of the motion to the U.S. District Court. Numerous additional motions for summary judgment have been filed by the parties, including by Freddie Mac. These motions are pending. Discovery is proceeding. At present, it is not possible for us to predict the probable outcome of this lawsuit.
On September 15, 2014, Freddie Mac filed a lawsuit in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida against Deloitte & Touche LLP (Deloitte) for negligent misrepresentation / false information negligently supplied for the guidance of others. The complaint alleges, among other items, that Deloitte, as TBW’s independent auditor, made and supplied false information during the course of its professional audits of TBW, as a result of which Freddie Mac incurred damages in excess of $1.3 billion. Freddie Mac seeks damages and interest, as well as costs. On October 8, 2014, Deloitte removed the case from state court to the U.S. District Court for the Southern District of Florida. At present, it is not possible for us to predict the probable outcome of this lawsuit.
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
LIBOR Lawsuit
On March 14, 2013, Freddie Mac filed a lawsuit in the U.S. District Court for the Eastern District of Virginia against the British Bankers Association and the 16 U.S. Dollar LIBOR panel banks and a number of their affiliates. The case was subsequently transferred to the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants fraudulently and collusively depressed LIBOR, a benchmark interest rate indexed to trillions of dollars of financial products, and asserts claims for antitrust violations, breach of contract, tortious interference with contract and fraud. Freddie Mac filed an amended complaint on July 22, 2013, and a second amended complaint on October 6, 2014.
Litigation Concerning the Purchase Agreement

165	Freddie Mac

Since July 2013, a number of lawsuits have been filed against us concerning the August 2012 amendment to the Purchase Agreement, which created the net worth sweep dividend provisions of the senior preferred stock. The plaintiffs in the lawsuits allege that they are holders of common stock and/or junior preferred stock issued by Freddie Mac and Fannie Mae. (For purposes of this discussion, junior preferred stock refers to the various series of preferred stock of Freddie Mac and Fannie Mae other than the senior preferred stock issued to Treasury.) It is possible that similar lawsuits will be filed in the future. The lawsuits against us are described below.
In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations. This case is the result of the consolidation of three putative class action lawsuits filed in the U.S. District Court for the District of Columbia: Cacciapelle and Bareiss vs. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHFA, filed on July 29, 2013; American European Insurance Company vs. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHFA, filed on July 30, 2013; and Marneu Holdings, Co. vs. FHFA, Treasury, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, filed on September 18, 2013. (The Marneu case was also filed as a shareholder derivative lawsuit.) A consolidated amended complaint was filed on December 3, 2013. In the consolidated amended complaint, plaintiffs allege, among other items, that the August 2012 amendment to the Purchase Agreement breached Freddie Mac's and Fannie Mae's respective contracts with the holders of junior preferred stock and common stock and the covenant of good faith and fair dealing inherent in such contracts. Plaintiffs seek unspecified damages, equitable and injunctive relief, and costs and expenses, including attorney and expert fees.
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
FHFA, joined by Freddie Mac and Fannie Mae, moved to dismiss the consolidated complaint and the other related cases (including the Arrowood case described below) on January 17, 2014. Treasury filed a motion to dismiss the same day. On September 30, 2014, the District Court granted the motions and dismissed the plaintiffs’ claims. On October 15, 2014, plaintiffs filed a notice of appeal of the District Court’s decision. The scope of this appeal includes the American European Insurance Company case described below.
Arrowood Indemnity Company vs. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, FHFA and Treasury. This case was filed in the U.S. District Court for the District of Columbia on September 20, 2013. The allegations and demands made by plaintiffs in this case were generally similar to those made by the plaintiffs in the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case described above. Plaintiffs in the Arrowood lawsuit also requested that, if injunctive relief were not granted, the Arrowood plaintiffs be awarded damages against the defendants in an amount to be determined including, but not limited to, the aggregate par value of their junior preferred stock, the total of which they state is $42,297,500. On September 30, 2014, the District Court granted the motion to dismiss the Arrowood complaint and dismissed plaintiffs’ claims. On October 9, 2014, Arrowood filed a notice of appeal of the District Court’s decision.
American European Insurance Company, Cacciapalle and Miller vs. Treasury and FHFA. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant, in the U.S. District Court for the District of Columbia on July 30, 2014. The complaint alleges that, through the August 2012 amendment to the Purchase Agreement, Treasury and FHFA breached their respective fiduciary duties to Freddie Mac, causing Freddie Mac to suffer damages. The plaintiffs ask that Freddie Mac be awarded compensatory damages and disgorgement, as well as attorneys’ fees, costs and other expenses. On September 30, 2014, the District Court dismissed plaintiffs’ claims. However, the scope of the October 15, 2014 appeal described above includes this action.
Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant, in the U.S. Court of Federal Claims on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government’s alleged taking of its property, attorneys’ fees, costs and other expenses.
Rafter, Rattien and Pershing Square Capital Management vs. the United States of America, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant, in the U.S. Court of Federal Claims on August 14, 2014. The complaint alleges that: (a) the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation; and (b) the U.S government breached an implied-in-fact contract with Freddie Mac. The plaintiffs ask that they be awarded just compensation for the U.S. government’s alleged taking of their property, attorneys’ fees, costs and expenses, and that Freddie Mac be awarded damages or other appropriate relief for the alleged breach of contract.
At present, it is not possible for us to predict the probable outcome of these lawsuits (including the outcome of any appeal) or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable

166	Freddie Mac

to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matters due to a number of factors, including the inherent uncertainty of pre-trial litigation. In addition, with respect to the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case, the plaintiffs have not demanded a stated amount of damages they believe are due, and the Court has not certified a class.
Since October 2013, we have received a number of letters from purported holders of common stock and/or junior preferred stock. The purported shareholders made various demands in these letters, including that Freddie Mac take action to terminate the August 2012 amendment to the Purchase Agreement and commence legal action against the U.S. government to recover all losses sustained by Freddie Mac as a result of such amendment. FHFA (as Conservator) has generally informed the purported shareholders that the Conservator does not intend to authorize Freddie Mac or its directors or officers to take the various actions that such shareholders demand. All of the purported shareholders subsequently filed shareholder derivative lawsuits against Freddie Mac. These cases are among those described above. It is possible we could receive additional demand letters from purported shareholders, which could ultimately lead to additional lawsuits against us.
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
The table below summarizes our minimum capital requirements and deficits and net worth.
Table 18.1 — Net Worth and Minimum Capital

	September 30, 2014	December 31, 2013
	(in millions)
GAAP net worth(1)	$5,186	$12,835
Core capital (deficit)(2)(3)	$(68,856)	$(59,495)
Less: Minimum capital requirement(2)	19,711	21,404
Minimum capital surplus (deficit)(2)	$(88,567)	$(80,899)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP.

(2)	Core capital and minimum capital figures for September 30, 2014 are estimates. FHFA is the authoritative source for our regulatory capital.

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
At September 30, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. As of September 30, 2014, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. We paid quarterly dividends of $10.4 billion, $4.5 billion, and $1.9 billion on the senior preferred stock in cash in March 2014, June 2014, and September 2014, respectively, at the direction of the Conservator.
NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS
The table below presents the significant components of other income (loss) on our consolidated statements of comprehensive income.

167	Freddie Mac

Table 19.1 — Significant Components of Other Income (Loss) on Our Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements(1)	$1,187	$549	$6,084	$660
Gains (losses) on mortgage loans	168	114	383	(440)
Other	441	328	862	919
Total other income (loss)	$1,796	$991	$7,329	$1,139

(1)
Settlement agreements primarily related to lawsuits regarding our investments in certain non-agency mortgage-related securities is a significant component of other income during the three and nine months ended September 30, 2014. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”

The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.
Table 19.2 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(in millions)
Other assets:
Accounts and other receivables(1)	$3,073	$4,367
Current income tax receivable	2,014	1,316
Guarantee asset	1,570	1,611
All other	1,206	1,245
Total other assets	$7,863	$8,539
Other liabilities:
Servicer liabilities	$1,916	$2,277
Guarantee obligation	1,561	1,522
Accounts payable and accrued expenses	886	886
All other	1,537	807
Total other liabilities	$5,900	$5,492

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

168	Freddie Mac

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 17: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.
Litigation Against the U.S. Government Concerning Conservatorship and the Purchase Agreement
A number of lawsuits have been filed against the U.S. government and, in some cases, the Secretary of the Treasury and the then Acting Director of FHFA challenging certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. These cases were filed in the U.S. Court of Federal Claims, the U.S. District Court for the District of Columbia, and the U.S. District Court for the Southern District of Iowa, and are described in “LEGAL PROCEEDINGS — Litigation Against the U.S. Government Concerning Conservatorship and the Purchase Agreement” in our 2013 Annual Report. On September 30, 2014, all but one of the cases in the U.S. District Court for the District of Columbia were dismissed. The plaintiffs subsequently filed notices of appeal of the Court’s decision.
Freddie Mac is not a party to any of these lawsuits. However, a number of other lawsuits have been filed against Freddie Mac concerning the August 2012 amendment to the Purchase Agreement. See “NOTE 17: LEGAL CONTINGENCIES — Litigation Concerning the Purchase Agreement” for more information on the lawsuits filed against Freddie Mac.
It is not possible for us to predict the outcome of these lawsuits (including the outcome of any appeal), or the actions the U.S. government (including Treasury and FHFA) might take in response to any ruling or finding in any of these lawsuits or any future lawsuits. However, it is possible that we could be adversely affected by these events, including, for example, by changes to the Purchase Agreement, or any resulting actual or perceived changes in the level of U.S. government support for our business.
Litigation Concerning Housing Trust Fund
In July 2013, plaintiffs filed a lawsuit against the U.S. government relating to a housing trust fund managed by HUD. This lawsuit is described in “LEGAL PROCEEDINGS — Litigation Concerning Housing Trust Fund” in our 2013 Annual Report. Freddie Mac is not a party to this lawsuit. In December 2013, FHFA filed a motion to dismiss the plaintiffs’ amended complaint, which plaintiffs opposed. On September 29, 2014, the Court issued an order granting FHFA’s motion to dismiss the amended complaint. To our knowledge, none of the plaintiffs has filed a notice of appeal of the District Court’s decision. The time to file an appeal has not yet run.
It is not possible for us to predict the outcome of this lawsuit (including the possibility that plaintiffs may appeal the Court’s order, or the outcome of any such appeal), or the actions FHFA might take in response to any ruling or finding in this lawsuit. If we are required to contribute some or all of the amounts we would have contributed to the trust fund in past years had FHFA not suspended these allocations or to begin contributing these amounts in the future, it could have an adverse impact on our financial results.
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
No stock options were exercised during the three months ended September 30, 2014. See “NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)” in our 2013 Annual Report for more information.
Dividend Restrictions
Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in “MARKET FOR REGISTRANT’S COMMON EQUITY,

169	Freddie Mac

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
The web site address for disclosure about our debt securities, other than debt securities of consolidated trusts, is www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac’s global debt facility, including pricing supplements for individual issuances of debt securities. Similar information about our STACR debt securities is available at www.freddiemac.com/creditriskofferings.
Disclosure about the mortgage-related securities we issue, some of which are off-balance sheet obligations, can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and related offering circular supplements.
ITEM 6. EXHIBITS
The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

170	Freddie Mac

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: November 6, 2014

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: November 6, 2014

171	Freddie Mac

GLOSSARY
This Glossary includes acronyms and defined terms that are used throughout this report.
2005-2008 Legacy single-family book — Consists of mortgage loans in our single-family credit guarantee portfolio that were originated from 2005 through 2008.
ACIS — Agency Credit Insurance Structure — A risk transfer transaction where we enter into an insurance contract that obligates the counterparty to reimburse us for a fixed amount of credit losses up to an aggregate limit that are incurred on our mezzanine credit loss position associated with STACR debt note transactions in exchange for our payment of periodic premiums.
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

172	Freddie Mac

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

173	Freddie Mac

Foreclosure or foreclosure transfer — Refers to our completion of a transaction provided for by the foreclosure laws of the applicable state, in which a delinquent borrower’s ownership interest in a mortgaged property is terminated and title to the property is transferred to us or to a third party. State foreclosure laws commonly refer to such transactions as foreclosure sales, sheriff’s sales, or trustee’s sales, among other terms. When we, as mortgage holder, acquire a property in this manner, we pay for it by extinguishing some or all of the mortgage debt.
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

174	Freddie Mac

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

175	Freddie Mac

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
Original LTV Ratio — A credit measure for mortgage loans, calculated as the UPB of the mortgage we guarantee including any credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. The existence of a second-lien mortgage reduces the borrower’s equity in the home and, therefore, can increase the risk of default and the amount of the gross loss if a default occurs.
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

176	Freddie Mac

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
S&P — Standard & Poor’s
SEC — Securities and Exchange Commission
Secondary mortgage market — A market consisting of institutions engaged in buying and selling mortgages in the form of whole loans (i.e., mortgages that have not been securitized) and mortgage-related securities. We participate in the secondary mortgage market by issuing guaranteed mortgage-related securities, principally PCs, and by purchasing mortgage loans and mortgage-related securities for investment.
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
TBA — To be announced

177	Freddie Mac

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