Form 10-K
period 2014-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2015-02-19
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2.5 billion.
As of February 5, 2015, there were 650,043,899 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

i	Freddie Mac

MD&A TABLE REFERENCE

ii	Freddie Mac

iii	Freddie Mac

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iv	Freddie Mac

PART I
This Annual Report on Form 10-K includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the “BUSINESS — Forward-Looking Statements” and “RISK FACTORS” sections of this Form 10-K.
Throughout this Form 10-K, we use certain acronyms and terms that are defined in the “GLOSSARY.”
ITEM 1. BUSINESS
Executive Summary
You should read this Executive Summary in conjunction with our MD&A and consolidated financial statements and related notes for the year ended December 31, 2014.
Overview
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We do this primarily by purchasing residential mortgages originated by mortgage lenders. In most instances, we package these mortgage loans into mortgage-related securities, which are guaranteed by us and sold in the global capital markets. We also invest in mortgage loans and mortgage-related securities. We do not originate mortgage loans or lend money directly to consumers.
We support the U.S. housing market and the overall economy by: (a) providing America’s families with access to mortgage funding at lower rates; (b) helping distressed borrowers keep their homes and avoid foreclosure; and (c) providing consistent liquidity to the multifamily mortgage market, which includes providing financing for affordable rental housing. We are also working with FHFA, our customers and the industry to build a stronger housing finance system for the nation.
Conservatorship and Government Support for Our Business
Since September 2008, we have been operating in conservatorship, with FHFA acting as our Conservator. The conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. Our future is uncertain, and the conservatorship has no specified termination date. We do not know what changes may occur to our business model during or following conservatorship, including whether we will continue to exist.
Our Purchase Agreement with Treasury and the terms of the senior preferred stock we issued to Treasury constrain our business activities. We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. We cannot retain capital from the earnings generated by our business operations or return capital to stockholders other than Treasury. For more information on the conservatorship and government support for our business, see “Conservatorship and Related Matters.”
Consolidated Financial Results
Comprehensive income was $9.4 billion for 2014 compared to $51.6 billion for 2013. Comprehensive income for 2014 consisted of $7.7 billion of net income and $1.7 billion of other comprehensive income. The main drivers of our results for 2014 include: (a) net interest income; (b) declines in the fair value of our derivatives; and (c) income from settlements of lawsuits regarding our investments in certain non-agency mortgage-related securities. Our net income for 2013 was substantially higher than in 2014 primarily because in 2013 we recorded a benefit for federal income taxes of $23.3 billion from the release of the valuation allowance against our deferred tax assets. Our 2013 results also benefited from larger home price appreciation.
Our total equity was $2.7 billion at December 31, 2014. Because our net worth was positive at December 31, 2014, we are not requesting a draw from Treasury under the Purchase Agreement for the fourth quarter of 2014. Through December 31, 2014, we have received aggregate funding of $71.3 billion from Treasury under the Purchase Agreement, and have paid $91.0 billion in aggregate cash dividends to Treasury.
Sustainability and Variability of Earnings
The level of our earnings in 2013 and 2014 is not sustainable over the long term. Our 2013 financial results included a very large benefit related to the release of the valuation allowance against our deferred tax assets. Our 2013 and 2014 financial results included large amounts of income from settlements of representation and warranty claims arising out of our loan purchases and settlements of non-agency mortgage-related securities litigation. We do not expect any future settlements of representation and warranty claims related to our pre-conservatorship loan purchases to have a significant effect on our financial results. Our 2013 financial results, particularly the level of loan loss provisioning, benefited from a high level of home price appreciation. In addition, declines in the size of our mortgage-related investments portfolio, as required by FHFA and the Purchase Agreement, will reduce our earnings over the long term.

1	Freddie Mac

Our financial results are subject to significant earnings and net worth variability from period to period. This variability can be driven by changes in interest rates, the yield curve, implied volatility, home prices, and mortgage spreads, as well as other factors. For example, while derivatives are an important aspect of our strategy to manage interest-rate risk, they increase the volatility of reported comprehensive income because fair value changes on derivatives are included in comprehensive income, while fair value changes associated with several of the types of assets and liabilities being economically hedged are not. As a result, there can be timing mismatches affecting current period earnings, which may not be reflective of the underlying economics of our business.
Our Primary Business Objectives
Our primary business objectives are:

•
to support U.S. homeowners and renters by maintaining mortgage availability even when other sources of financing are scarce and by providing struggling homeowners with alternatives that allow them to stay in their homes or avoid foreclosure;

•	to reduce taxpayer exposure to losses by increasing the role of private capital in the mortgage market and reducing our overall risk profile;

•	to build a commercially strong and efficient business enterprise to succeed in a to-be-determined “future state;” and

•	to support and improve the secondary mortgage market.
Our business objectives reflect direction that we have received from the Conservator, including the 2014 and 2015 Conservatorship Scorecards. For information on the Scorecards and the related 2014 Strategic Plan, see “Regulation and Supervision — Legislative and Regulatory Developments — FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships.”
Supporting U.S. Homeowners and Renters
Maintaining Mortgage Availability
We maintain a consistent presence in the secondary mortgage market, and we are available to purchase mortgages even when other sources of financing are scarce. By providing this consistent source of liquidity for mortgages, we help provide our customers with confidence to continue lending even in difficult environments. In 2014, we purchased, or issued other guarantee commitments for, $255.3 billion in UPB of single-family conforming mortgage loans (representing approximately 1.2 million homes), compared to $422.7 billion in 2013 (representing approximately 2.1 million homes). Origination volumes in the U.S. residential mortgage market declined significantly during 2014, as compared to 2013, driven by a significant decline in the volume of refinance mortgages. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed more than 90% of the single-family conforming mortgages originated in 2014.
During 2014, our total multifamily new business activity was $28.3 billion in UPB, which provided financing for nearly 1,800 multifamily properties (representing approximately 413,000 apartment units). Approximately 90% of the units were affordable to families earning at or below the median income in their area. In 2013, our total multifamily new business activity was $25.9 billion in UPB, which provided financing for nearly 1,600 multifamily properties (representing approximately 388,000 apartment units).
Providing Struggling Homeowners with Alternatives that Allow Them to Stay in Their Homes or Avoid Foreclosure
We use a variety of borrower-assistance programs (such as HARP and HAMP) designed to provide struggling borrowers with alternatives to help them stay in their homes. We establish guidelines for our servicers to follow and provide them with default management programs to use in determining which type of borrower-assistance program (i.e., one of our loan workout activities or our relief refinance initiative) would be expected to enable us to manage our exposure to credit losses.
Our relief refinance initiative is a key program used to keep families in their homes. Our relief refinance initiative includes HARP, which is the portion of the initiative for loans with LTV ratios above 80%. In 2014, we purchased or guaranteed $27.3 billion in UPB of relief refinance loans, including $14.1 billion of HARP loans. In 2013, we purchased or guaranteed $99.2 billion in UPB of relief refinance loans, including $62.5 billion of HARP loans. We have purchased HARP loans provided to more than 1.3 million borrowers since the initiative began in 2009, including approximately 82,000 borrowers during 2014. See “Table 49 — Single-Family Relief Refinance Loans” for more information about the volume of relief refinance loans we have purchased.
When a refinancing of a loan is not practicable, we require our servicer first to evaluate the loan for a repayment plan, forbearance agreement, or loan modification, because the level of recovery on a loan that reperforms is often much higher than for a loan that proceeds to a foreclosure or foreclosure alternative. Our servicers contact borrowers experiencing hardship with a goal of helping them to stay in their homes or otherwise to avoid foreclosure. Across all of our modification programs, we modified $12.8 billion in UPB of loans during 2014, compared to $17.4 billion in 2013. Since 2009, we have helped approximately 1,073,000 borrowers experiencing hardship to complete a loan workout under these programs. When a home retention solution is not practicable, we require our servicers to pursue foreclosure alternatives, such as short sales, before initiating foreclosure.

2	Freddie Mac

The table below presents our completed workout activities for loans within our single-family credit guarantee portfolio for the last five years.
Table 1 — Total Single-Family Loan Workout Volumes(1)

(1)
Excludes modification, repayment, and forbearance activities that have not been made effective, such as loans in modification trial periods. As of December 31, 2014, approximately 24,000 borrowers were in modification trial periods. These categories are not mutually exclusive and a loan in one category may also be included in another category in the same period.

As shown in the table above, the volume of our workout programs declined in recent years (totaling approximately 120,000 in 2014, compared to 169,000 in 2012 and 275,000 in 2010). We attribute this decline to overall improvements in the economy and mortgage market, including rising home prices, declining unemployment rates, and declining serious delinquency rates. While we believe our borrower-assistance programs have been largely successful, many borrowers still need assistance. See “MD&A — RISK MANAGEMENT — Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile — Managing Problem Loans" for more information about loss mitigation activities and our efforts to keep families in their homes. We continue our efforts relating to: (a) encouraging eligible borrowers to refinance their mortgages under HARP; (b) assessing and developing additional plans for loss mitigation strategies; and (c) developing and implementing a neighborhood stabilization initiative. In 2014:

•	We participated with FHFA and Fannie Mae in open forum meetings in certain cities to inform community leaders about HARP eligibility criteria and benefits.

•
We worked with FHFA and Fannie Mae to develop neighborhood stabilization plans in certain cities. These plans involve short sales and REO sales, including expanded auctions of properties. In these areas we also expanded: (a) our efforts with locally-based private entities to facilitate REO dispositions; and (b) our first look opportunities, which provide an initial period for REO properties to be purchased by owner occupants and non-profits dedicated to neighborhood stabilization before we consider offers from investors.

•
We continued to work with FHFA and Fannie Mae to assess or pilot new strategies for loss mitigation, including implementing a new temporary modification initiative targeted to assist troubled borrowers in certain cities.

Reducing Taxpayer Exposure to Losses
We are working diligently with FHFA to reduce the taxpayers' exposure to losses. We are reducing our credit risk by:

•	managing the performance of our servicers through our contracts with them;

3	Freddie Mac

•	transferring to private investors part of the credit risk of our New single-family book and our Multifamily mortgage portfolio;

•	improving our returns on short sales and REO sales;

•	protecting our contractual rights with sellers;

•	pursuing our rights against mortgage insurers;

•	recovering losses on non-agency mortgage-related securities; and

•	reducing our mortgage-related investments portfolio over time.
As discussed above, many of our borrower-assistance programs, such as loan modifications, also help reduce our risk of credit losses.
Managing the Performance of Our Servicers
We continue to face challenges in managing our mortgage credit risk. In 2014, the serious delinquency rate of our single-family credit guarantee portfolio continued the trend of improvement of the past several years, declining to 1.88% as of December 31, 2014 (which is the lowest level since January 2009) from 2.39% as of December 31, 2013. Despite this improvement, we still have a large number of seriously delinquent loans. We continue to face challenges in resolving these loans, including general constraints on servicer capacity and court backlogs in states that require a judicial foreclosure process. These situations generally extend the time it takes for seriously delinquent loans to be modified, foreclosed upon, or otherwise resolved. The longer a loan remains delinquent, the more costs we incur. As of December 31, 2014, approximately half of our seriously delinquent single-family loans had been delinquent for more than one year.
The financial institutions that service our single-family loans (we refer to these institutions as "servicers") are required to service loans on our behalf in accordance with our standards. If a servicer fails to do so, we have certain contractual remedies, including the ability to require the servicer to pay us compensatory or other fees, repurchase a loan at its current UPB, and/or reimburse us for the losses we realize on the loan. We also issue notices of defect to our servicers for certain violations of our servicing standards. As of December 31, 2014, we had: (a) $0.4 billion of outstanding repurchase requests for servicing related violations; and (b) an additional $0.2 billion of outstanding notices of defect, based on the UPB of the related loans. We also recognized $335 million of compensatory fees in 2014, mostly for failures to complete a foreclosure within our timelines.
During 2014, approximately $9.7 billion in UPB of our single-family loans were transferred from our primary servicers to specialty servicers that specialize in workouts of problem loans. (This figure excludes transfers between affiliated companies and assignments of servicing for newly originated loans.) A majority of the transfers were facilitated by us as part of our efforts to assist troubled borrowers, increase problem loan workouts, and mitigate our credit losses.
Transferring Credit Risk
We believe that using credit risk transfer transactions is a prudent way for us to manage our mortgage credit risk. We are continuing to reduce our exposure to credit risk in our New single-family book through the use of STACR debt note and ACIS (re)insurance transactions. In 2014, we completed seven STACR debt note transactions and three ACIS (re)insurance transactions. These transactions transferred a portion of credit losses that could occur under adverse home price scenarios (through a mezzanine credit loss position) on certain groups of loans in the New single-family book from us to third-party investors. In 2014, we also completed 17 K Certificate transactions in which we transferred the first loss position associated with the underlying multifamily loans to third-party investors. In February 2015, we completed our first STACR debt note transaction that transfers a portion of the first loss position in addition to mezzanine loss positions associated with the reference pool. We expect to complete additional such STACR transactions in 2015.
Improving Our Returns on Short Sales and REO Sales
We use several strategies to mitigate our credit losses and improve our returns on short sale transactions and sales of REO properties. When a seriously delinquent single-family loan cannot be resolved through a home retention solution (e.g., a loan modification), we typically seek to pursue a short sale transaction. A short sale is preferable to a foreclosure primarily because we: (a) avoid the costs we would otherwise incur to complete the foreclosure; and (b) reduce the time needed to dispose of the property, reducing our exposure to maintenance, property taxes, and other expenses. However, some of our seriously delinquent loans ultimately proceed to foreclosure. In a foreclosure, we typically acquire the underlying property (which we refer to as real estate owned, or REO), and later sell it, using the proceeds of the sale to reduce our losses.
We implemented a number of changes in the past several years to increase the use of short sales and increase the proceeds from REO sales. These changes include: (a) an initiative to repair a significant portion of our REO properties prior to listing them for sale; and (b) changes to our process for evaluating the market value of the properties underlying our impaired loans and for determining listing prices for our REO properties.
Protecting Our Contractual Rights with Sellers
We purchase mortgage loans from financial institutions that originate the loans (we refer to these institutions as "sellers"). When we purchase loans, the sellers represent and warrant that the loans have been originated in accordance with our

4	Freddie Mac

underwriting standards. If we subsequently discover that these standards were not followed, we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These remedies may include requiring the seller to repurchase the loan at its current UPB and/or to reimburse us for the losses we realized on the loan. As of December 31, 2014 and 2013, we had $0.3 billion and $1.6 billion, respectively, of outstanding repurchase requests with sellers, based on the UPB of the loans.
We seek remedies from both sellers and servicers in the normal course of business related to breaches of representations and warranties for loans they sold to us or service for us. At times, this may include entering into settlement agreements to resolve repurchase requests. In 2014, we recovered amounts with respect to $2.0 billion in UPB of loans subject to our repurchase requests for selling and servicing violations, including $0.4 billion in UPB related to settlement agreements.
Pursuing Our Rights Against Mortgage Insurers
We continue to pursue claims for coverage under mortgage insurance policies, a form of credit enhancement we use to mitigate our credit loss exposure. Primary mortgage insurance is generally required for mortgages with LTV ratios greater than 80%.
We received payments under primary and other mortgage insurance policies of $1.1 billion and $2.0 billion during 2014 and 2013, respectively. Although the financial condition of certain of our mortgage insurers has improved in recent years, some have failed to fully meet their obligations and there remains a significant risk that others may fail to do so. We expect to receive substantially less than full payment of our claims from two of our mortgage insurance counterparties, as they are only permitted to make partial payments under orders from their respective regulators.
Our ability to manage our exposure to mortgage insurers is limited. While our mortgage insurers are operating below our eligibility thresholds, we generally cannot revoke a mortgage insurer's status as an eligible insurer without FHFA approval. In addition, we do not select the insurer that will provide the insurance on a specific loan. Instead, the selection is made by the lender at the time the loan is originated.
Recovering Losses on Non-Agency Mortgage-Related Securities
We incurred substantial losses on our investments in non-agency mortgage-related securities in prior years. We are working, in some cases in conjunction with other investors, to mitigate or recover our losses. In 2014, we and FHFA reached settlements with a number of institutions which resulted in our recognition of $6.1 billion of income. Lawsuits against other institutions are currently pending. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about our recent agreements with institutions that issued certain non-agency mortgage-related securities.
Reducing Our Mortgage-Related Investments Portfolio Over Time
We are required to reduce the size of our mortgage-related investments portfolio over time pursuant to the Purchase Agreement and FHFA regulation. We are particularly focused on reducing the balance of less liquid assets in this portfolio. In 2014, the size of our mortgage-related investments portfolio declined by 11% or $52.6 billion, to $408.4 billion. Our less liquid assets accounted for $47.0 billion of this decline. Our less liquid assets are reduced through: (a) liquidations (including scheduled repayments along with prepayments); (b) sales (including sales related to settlements of non-agency mortgage-related securities litigation); and (c) securitizations.
In July 2014, pursuant to the 2014 Conservatorship Scorecard, we submitted a plan to FHFA to meet (even under adverse market conditions) the portfolio reduction requirements of the Purchase Agreement. In October 2014, FHFA requested that we revise the plan to provide that we would manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement. Under the revised plan approved by FHFA, we may seek permission from FHFA to increase the plan's limit on the UPB of the mortgage-related investments portfolio to 95% of the Purchase Agreement annual cap. FHFA has indicated that any portfolio sales should be commercially reasonable transactions that consider impacts to the market, borrowers and neighborhood stability.
For additional information, see “Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
Building a Commercially Strong and Efficient Business Enterprise to Succeed in a To-Be-Determined “Future State”
We continue to take steps to build a stronger, profitable business model. Our goal is to strengthen the business model so we can run our business efficiently and effectively in support of homeowners and taxpayers and, if required as part of a future state for the enterprise, be ready to return to private sector ownership.
Our Single-family Guarantee segment is focused on strengthening our business model by:

•
Better serving our customers: Our customers are our sellers, servicers, and investors/dealers. Based on feedback from our customers, we are enhancing our processes and programs to improve their experience when doing business with us. This includes providing seller/servicers with greater certainty that the loans they sell to us or service for us meet our requirements, thereby reducing the number of repurchase requests we make to them and the amount of compensatory fees they pay to us. We are providing greater certainty by enhancing the tools we make available to our customers (including Loan Prospector, Loan Quality Advisor, and Home Value Explorer), and expanding and leveraging the data standards of the Uniform Mortgage Data Program.

5	Freddie Mac

•
Providing market leadership and innovation: We continue to develop innovative programs and services that benefit our customers and leverage our existing capabilities and product offerings to better meet the needs of an evolving mortgage market. We are doing this primarily by: (a) expanding access to credit for credit-worthy borrowers, such as the recently announced initiative for loans with LTV ratios up to 97%; (b) continuing to execute our credit risk transfer transactions and seeking to expand and refine our offerings of these transactions; and (c) continuing to work with FHFA and Fannie Mae on enhancing the secondary mortgage market, including the development of a new common securitization platform and a single (common) security. We completed ten credit risk transfer transactions in 2014 and three in 2013. Our 2014 transactions consisted of: (a) seven STACR debt note transactions that transferred $4.9 billion in mezzanine credit risk to third parties associated with $147.5 billion in principal of loans in our New single-family book; and (b) three ACIS transactions that transferred $0.7 billion in mezzanine credit risk to third parties. The 2015 Conservatorship Scorecard sets a goal for us to complete credit risk transfer transactions for at least $120 billion in UPB using at least two transaction types.

•
Managing the credit risk of the single-family credit guarantee portfolio: We are managing our credit risk by setting our underwriting standards at a level commensurate with the long-term credit risk appetite of the company. We made various changes to our credit policies in the last several years, including changes to improve our underwriting standards, have purchased fewer loans with higher risk characteristics, and have assisted in improving our mortgage insurers’ and lenders’ underwriting practices. The credit quality of the New single-family book reflects the impact of these changes, as measured by original LTV ratios, credit scores, delinquency rates, credit losses, and the proportion of loans underwritten with full documentation. However, in 2014 and 2013, as refinancing volumes have declined, the composition of our loan purchase activity has been shifting to a higher proportion of home purchase loans, which generally have higher original LTV ratios than loans sold to us during 2010 through 2012.

•
Reducing our credit losses: We continue to develop and implement plans intended to reduce our credit losses and identify and address emerging mortgage credit risks. As part of our loss mitigation strategy, we sold certain seriously delinquent loans during 2014. We also facilitated the transfer of servicing for certain groups of loans that were delinquent or deemed to be at risk of default to servicers that we believe have the capabilities and resources necessary to improve loss mitigation for those loans. We expect to execute similar loan sales and servicing transfers in 2015. Our portfolio includes several types of mortgage products that contain terms which may result in scheduled increases in monthly payments after specified initial periods (e.g., HAMP loans). A significant number of these will experience payment changes in 2015. To help address this risk, we implemented a new principal reduction incentive for our HAMP loans in January 2015.

•
Optimizing the economics of our single-family business: We seek to achieve strong economic returns on our single-family credit guarantee portfolio while considering and balancing our: (a) housing mission and goals; (b) seller diversification; and (c) security price performance (i.e., the trading value of our PCs relative to comparable Fannie Mae securities in the market). However, economic returns on our guarantee activities are limited by, and subject to, FHFA's oversight.

We are investing in the company, in particular our infrastructure and operations, by:

•
Improving our infrastructure: We continue to make strategic investments to maintain and improve our ability to operate the company for the foreseeable future in conservatorship, and potentially afterwards. We are improving our information technology to provide the necessary capabilities to meet our needs, the needs of the Conservator, and the mortgage industry. We are investing to continuously address risk, especially in the information security area and the recently deployed out-of-region disaster recovery capability. We are actively striving to operate our information technology at world class levels by investing in capabilities that will support the future mortgage market while also acting as good stewards of our technology assets by maintaining, standardizing and simplifying our existing technology portfolio.

•
Strengthening our operations: We continue to strengthen and streamline our operations. We are conducting a multi-year project focused on eliminating redundant control activities. We are also conducting detailed operational control design reviews to identify ways to simplify our controls structure. We are improving our risk management capabilities by further enhancing our three-lines-of-defense risk management framework. As part of this effort, we have moved or are moving several key functions within the organization to better align business decision-making with the first line of defense. We believe these enhancements will improve our risk management effectiveness. Our enhanced framework is designed to balance ownership of the risk by our business units with corporate oversight and independent assessment. See “MD&A — RISK MANAGEMENT” for more information.

To Support and Improve the Secondary Mortgage Market
Under the direction of FHFA, we continue various efforts to build the infrastructure for a future housing finance system, including the following:

6	Freddie Mac

•
Common Securitization Platform: We continue to work with FHFA, Fannie Mae, and Common Securitization Solutions, LLC (or CSS) on the development of a new common securitization platform. CSS is equally owned by us and Fannie Mae, and was formed to build and operate the platform. We and FHFA expect this will be a multi-year effort. In November 2014, we and Fannie Mae announced that a chief executive officer had been named for CSS. Additionally, we and Fannie Mae each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS.

•
Single-Security Initiative: FHFA is seeking ways to improve the liquidity of mortgage-backed securities issued by us and Fannie Mae and reduce the disparities in trading value between our PCs and Fannie Mae's single-class mortgage-backed securities. Part of this effort is the proposed single (common) security, which would be issued and guaranteed by either Freddie Mac or Fannie Mae. The proposed single security would use the features of the current Fannie Mae mortgage-backed security and the disclosure framework of the current Freddie Mac PC. One of the goals for the proposed single security is for Freddie Mac PCs and Fannie Mae mortgage-backed securities to be fungible with the single security to facilitate trading in a single TBA market for these securities. In August 2014, FHFA requested public input on the single security project as further discussed in "Regulation and Supervision — Legislative and Regulatory Developments — FHFA Request for Input on Proposed Single Security Structure." We continue to work on a detailed implementation plan, and we expect that the implementation will be a multi-year effort.

•
Uniform Mortgage Data Program: We and Fannie Mae continue to collaborate with the industry to develop and implement uniform data standards for single-family mortgages. This includes active support for the following mortgage data standardization initiatives: (a) the Uniform Closing Disclosure Dataset; and (b) the Uniform Loan Application Dataset. We have also made improvements to the Uniform Collateral Data Portal, which provides standardized appraisal data for loans we purchase and provides our sellers with real-time feedback that is intended to help them evaluate the quality of property appraisals.

•
Improve mortgage industry standards: We continue to: (a) develop approaches to reduce borrower costs for lender placed insurance; (b) align mortgage insurer eligibility requirements; and (c) enhance our representation and warranty framework that governs our contractual obligations with our seller/servicers. We announced changes in servicing standards for situations in which servicers obtain property hazard insurance on properties securing single-family loans we own or guarantee. As a result, beginning in June 2014, our seller/servicers may not receive compensation or other payment from insurance carriers nor may they use their own or affiliated entities to insure or reinsure a property. During 2014, we continued to develop counterparty risk management standards for mortgage insurers, including: (a) revised eligibility requirements that include financial requirements under a risk-based framework; and (b) revised master policies that provide greater certainty of coverage and facilitate timely claims processing. The revised standards are designed to promote the ability of mortgage insurers to fulfill their intended role of providing private capital to the mortgage market even under a stressful economic scenario. The revised master policies were implemented in October 2014. FHFA published draft insurer eligibility requirements for public input during a comment period that concluded in September 2014. We expect to publish new eligibility requirements in early 2015.

•
Improve the underwriting processes with our single-family sellers: We continued our initiative for enhanced early-risk assessment by sellers through the use of Loan Prospector and Loan Quality Advisor, our automated tools for use in evaluating the credit and product eligibility of loans and identifying non-compliance issues. We implemented requirements for our sellers and servicers in response to certain final rules from the CFPB. We also used our loan sampling strategy, appeal requirements, alternative remedies for resolving repurchase obligations, and our recently implemented standard timelines for reviews and appeals as part of our efforts to enhance post-delivery quality control practices and our representation and warranty framework.

Our Business
Our Charter
Our charter forms the framework for our business activities. Our statutory mission as defined in our charter is to:

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
Our charter does not permit us to originate mortgage loans or lend money directly to consumers in the primary mortgage market. Our charter limits our purchase of single-family loans to the conforming loan market. Conforming loans are loans originated with UPBs at or below limits determined annually based on changes in FHFA’s housing price index. Since 2006, the base conforming loan limit for a one-family residence has been set at $417,000, and higher limits have been established in

7	Freddie Mac

certain “high-cost” areas (currently, up to $625,500 for a one-family residence). Higher limits also apply to two- to four-family residences and to mortgages secured by properties in Alaska, Guam, Hawaii, and the U.S. Virgin Islands.
Our charter permits us to purchase first-lien single-family mortgages with LTV ratios at the time of our purchase of less than or equal to 80%. Our charter also permits us to purchase first-lien single-family mortgages that do not meet this criterion if we have one of the following credit protections:

•	mortgage insurance on the portion of the UPB of the mortgage that exceeds 80%;

•	a seller’s agreement to repurchase or replace any mortgage that has defaulted; or

•	retention by the seller of at least a 10% participation interest in the mortgage.
This charter requirement does not apply to multifamily mortgages or to mortgages that have the benefit of any guarantee, insurance or other obligation by the U.S. or any of its agencies or instrumentalities (e.g., the FHA, the VA or the USDA Rural Development). Additionally, as part of HARP, we purchase single-family mortgages that refinance mortgages we currently own or guarantee without obtaining additional credit enhancement in excess of that already in place for any such loan, even when the LTV ratio of the new loan is above 80%.
Overview of the Mortgage Securitization and Guarantee Process
Mortgage securitization is an integral part of our business activities. Mortgage securitization is a process where we purchase mortgage loans that lenders originate, and then pool these loans into mortgage-related securities that can be sold in global capital markets. Our primary single-family mortgage securitization and guarantee process involves the issuance of single-class PCs and our primary multifamily mortgage securitization and guarantee process involves the issuance of K Certificates. We also resecuritize mortgage-related securities that are issued by us, other GSEs, HFAs, or private (non-agency) entities, and issue other single-class and multiclass mortgage-related securities to third-party investors.
The following diagram illustrates how we support mortgage market liquidity when we create PCs through mortgage securitizations. PCs can be sold to investors or held by us or our lender customers.
Mortgage Securitizations
For single-family loans, our securitization and guarantee process generally works as follows: (a) a lender originates a mortgage loan to a borrower purchasing a home or refinancing an existing mortgage loan; (b) we purchase the loan from the lender and place it with other mortgages into a security (this process is referred to as “pooling”); (c) we provide a credit guarantee (for a fee) to those who invest in the security; (d) the borrower’s monthly payment of mortgage principal and interest (net of a servicing fee and our management and guarantee fee) is passed through to the investors; and (e) if the borrower stops making monthly payments, we make the applicable payments to the investors pursuant to our guarantee.
The terms of single-family mortgage loans that we purchase allow borrowers to prepay them, thereby allowing borrowers to refinance their loans. Because of the nature of long-term, fixed-rate mortgage loans, borrowers with these loans are protected against rising interest rates, but are able to take advantage of declining rates through refinancing. When a borrower prepays a mortgage loan that we have securitized, the outstanding balance of the security owned by investors is reduced by the amount of the prepayment.
We issue mortgage-related securities in the form of PCs, REMICs and Other Structured Securities, and Other Guarantee Transactions. Each of these types of mortgage-related securities is discussed below.

8	Freddie Mac

PCs
Our PCs are single-class pass-through securities that represent undivided beneficial interests in trusts that hold pools of mortgages. For the fixed-rate PCs we currently issue, we guarantee the timely payment of principal and interest. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying mortgage loans. We also guarantee the full and final payment of principal, but not the timely payment of principal, on ARM PCs.
We guarantee our PCs in exchange for compensation, which consists primarily of a combination of management and guarantee fees paid on a monthly basis as a percentage of the UPB of the underlying loans (referred to as base fees), and initial upfront payments (referred to as delivery fees). We may also make upfront payments to buy-up the monthly management and guarantee fee rate ("buy-up"), or receive upfront payments to buy-down the monthly management and guarantee fee rate. These upfront payments are paid in conjunction with the formation of a PC to provide for a uniform coupon rate for the mortgage pool underlying the PC.
We issue most of our PCs in transactions in which our customers provide us with mortgage loans in exchange for PCs. We refer to these transactions as guarantor swaps. The following diagram illustrates a guarantor swap transaction.
Guarantor Swap
 We also issue PCs in transactions in which we purchase mortgage loans for cash and securitize them for retention in our mortgage-related investments portfolio or to sell them to third parties. We may sell these PCs in a “cash auction," as illustrated in the following diagram.
Cash Purchase Process and Securitization of PCs
From time to time we undertake a variety of actions in an effort to support the liquidity and price performance of our PCs relative to comparable Fannie Mae securities. These actions may include: (a) resecuritizing PCs into REMICs and Other Structured Securities; (b) encouraging sellers to pool mortgages that they deliver to us into PC pools with a larger and more diverse population of mortgages; (c) influencing the volume and characteristics of mortgages delivered to us by tailoring our loan eligibility guidelines and by other means; and (d) engaging in portfolio purchase and sale activities. See “Investments Segment — Market Presence and PC Support Activities” and “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for K Certificates.” for additional information about our efforts to support the liquidity and relative price performance of our PCs.

9	Freddie Mac

REMICs and Other Structured Securities
Our REMICs and Other Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. We create these securities (which can be either single-class or multiclass) primarily by using PCs or previously issued REMICs and Other Structured Securities as the underlying collateral.
Single-class securities involve the straight pass-through of all of the cash flows of the underlying collateral to holders of the beneficial interests. Multiclass securities divide all of the cash flows of the underlying collateral into two or more classes with varying maturities, payment priorities and coupons. Our primary multiclass securities qualify for tax treatment as REMICs. We believe our issuance of these securities expands the range of investors in our mortgage-related securities to include those seeking specific security attributes.
Similar to our PCs, we guarantee the payment of principal and interest to the holders of tranches of our REMICs and Other Structured Securities. We do not charge a management and guarantee fee for these securities if the underlying collateral is already guaranteed by us since no additional credit risk is introduced. The collateral underlying nearly all of our single-family REMICs and Other Structured Securities consists of other mortgage-related securities that we guarantee. All of the cash flows from the collateral underlying our single-family REMICs and Other Structured Securities are generally passed through to investors in these securities. We do not issue tranches of securities in these transactions that have concentrations of credit risk beyond those embedded in the underlying assets. The following diagram provides a general example of how we create REMICs and Other Structured Securities.
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
Other Guarantee Transactions
We also issue mortgage-related securities to third parties in exchange for non-Freddie Mac mortgage-related securities. We refer to these as Other Guarantee Transactions. The non-Freddie Mac mortgage-related securities are transferred to trusts that are specifically created for the purpose of issuing securities, or certificates, in the Other Guarantee Transactions.
Other Guarantee Transactions are generally of two different types. In one type, we purchase only senior tranches from a non-Freddie Mac senior-subordinated securitization, place the senior tranches into securitization trusts, and issue Other Guarantee Transaction certificates guaranteeing the principal and interest payments on those certificates. In this type of transaction, our credit risk is reduced by the structural credit protections from the related subordinated tranches, which we do not issue or guarantee. In the second type, we purchase single-class pass-through securities, place them in securitization trusts, and issue Other Guarantee Transaction certificates guaranteeing the principal and interest payments on those certificates. Our Other Guarantee Transactions backed by single-class pass-through securities do not benefit from structural or other credit enhancement protections. In exchange for providing our guarantee on Other Guarantee Transactions, we receive a management and guarantee fee and/or other delivery fees. Although Other Guarantee Transactions generally have underlying mortgage loans with varying risk characteristics, we do not issue tranches that have concentrations of credit risk beyond those embedded in the underlying assets. All of the cash flows from the underlying collateral are passed through to the investors in the securities, so there are no economic residual interests in the related securitization trusts.
Our primary Other Guarantee Transactions are multifamily K Certificates. In substantially all of these transactions, we guarantee only the most senior tranches of the securities. The expected credit risk associated with these loans is sold in subordinated tranches to third-party investors. We do not issue or guarantee the subordinated tranches, which are considered

10	Freddie Mac

CMBS. However, we may purchase a portion of either the guaranteed certificates or the unguaranteed CMBS, based on market conditions.
The following diagram provides an example of our K Certificate transactions.
K Certificate Transaction
In 2009 and 2010, we entered into transactions under Treasury’s NIBP with HFAs, which are classified as Other Guarantee Transactions. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative” for further information.
Our Business Segments
We have three reportable segments, which are based on the type of business activities each performs: Single-family Guarantee, Investments, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category. We evaluate segment performance and allocate resources based on a Segment Earnings approach.
For more information on our segments, including financial information, see “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings” and “NOTE 13: SEGMENT REPORTING.”
We operate our business solely in the United States and its territories, and therefore we generate no revenue from and have no long-lived assets in geographic locations outside the United States and its territories.
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
Single-Family Mortgage Market
The U.S. residential mortgage market consists of a primary mortgage market that links homebuyers and lenders (i.e., our sellers) and a secondary mortgage market that links lenders and investors. We participate only in the secondary mortgage market. We do this primarily by purchasing mortgage loans and mortgage-related securities and by issuing guaranteed mortgage-related securities. In the Single-family Guarantee segment, we purchase and securitize “single-family mortgages,” which are mortgages that are secured by one- to four-family properties.
The size of the U.S. residential mortgage market is affected by many factors, including changes in interest rates, home ownership rates, home prices, the supply of housing, lender preferences regarding credit risk, and borrower preferences regarding mortgage debt. The amount of residential mortgage debt available for us to purchase and the mix of available loan products are also affected by several factors, including the volume of mortgages meeting the requirements of our charter, our own preference for credit risk reflected in our purchase standards, and the mortgage purchase and securitization activity of other financial institutions.
Our Customers
Our customers in the Single-family Guarantee segment are predominantly: (a) lenders that originate mortgages for homeowners and sell them to us; and (b) financial institutions that service these loans for us. These companies include mortgage banking companies, commercial banks, community banks, credit unions, other non-depository financial institutions, HFAs, and thrift institutions. Many of these companies are both sellers and servicers for us. In addition, we view investors and dealers in our guaranteed mortgage-related securities and investors and counterparties in risk transfer transactions as customers.
We acquire a significant portion of our mortgages from several lenders that are among the largest mortgage loan originators in the U.S. Our top ten single-family sellers provided approximately 50% of our single-family purchase volume

11	Freddie Mac

during 2014. Wells Fargo Bank, N.A. accounted for 13% of our single-family mortgage purchase volume and was the only single-family seller that comprised 10% or more of our purchase volume during 2014.
A significant portion of our single-family mortgage loans is serviced by several large servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 22% and 12%, respectively, of our single-family mortgage loans as of December 31, 2014 and were the only servicers that serviced more than 10% of our loans at that date. For additional information about servicer concentration risk and our relationships with our seller/servicer customers, see “MD&A — RISK MANAGEMENT — Credit Risk Overview — Institutional Credit Risk Profile — Single-Family Mortgage Seller/Servicers.”
Our Competition
The principal competitors of our Single-family Guarantee segment are Fannie Mae, Ginnie Mae (with FHA/VA), and other financial institutions that retain or securitize mortgages, such as commercial and investment banks, dealers, and thrift institutions. We compete on the basis of price, products, the structure of our securities, and service. Competition to acquire single-family mortgages can also be significantly affected by changes in our credit standards. The conservatorship, including direction provided to us by our Conservator, may affect our ability to compete. For more information, see “RISK FACTORS — Conservatorship and Related Matters — Competition from banking and non-banking companies may harm our business."
Guarantee Fees and Contractual Arrangements
We enter into mortgage loan purchase volume agreements with many of our single-family customers that outline the terms under which we agree to purchase loans from them. For the majority of the mortgages we purchase, the management and guarantee fees are not specified contractually. Instead, we bid for some or all of the lender's mortgage loan volume on a monthly basis at a management and guarantee fee rate that we specify. Our mortgage loan purchase volumes from individual customers can fluctuate significantly.
We seek to issue guarantees with fee terms that we believe are commensurate with the risks assumed and that will, over the long-term: (a) provide management and guarantee fee income that exceeds our anticipated credit-related and administrative expenses on the underlying loans; and (b) provide a return on the capital that would be needed to support the related credit risk. However, we must obtain FHFA’s approval to implement across-the-board increases in our guarantee fees. We do not have the ability to fully price for our credit risk at the loan level as our base fee does not differentiate by LTV ratio and credit score. To compensate us for higher levels of risk in some mortgage products, we charge upfront delivery fees above our base fees, which are calculated based on credit risk factors such as the mortgage product type, loan purpose, LTV ratio and credit score. While we vary our guarantee and delivery fee pricing for different customers, mortgage products, and mortgage or borrower underwriting characteristics based on our assessment of credit risk, the seller may elect to buy, or originate, and then retain loans with better credit characteristics. The sellers' decisions for loan retention, or sale to us, could result in our portfolio purchases having a more adverse credit profile.
We implemented two across-the-board increases in guarantee fees in 2012. Effective April 1, 2012, at the direction of FHFA, we and Fannie Mae increased the guarantee fee on single-family residential mortgages sold to us by 10 basis points. Under the Temporary Payroll Tax Cut Continuation Act of 2011, the proceeds from this increase are being remitted to Treasury on a quarterly basis to fund the payroll tax cut. We refer to this fee increase as the legislated 10 basis point increase in guarantee fees. In the fourth quarter of 2012, at the direction of FHFA, we and Fannie Mae implemented a further increase in guarantee fees on single-family mortgages of an average of 10 basis points.
Securitization Activities
Our securitization activities primarily involve PCs, and REMICs and Other Structured Securities. We have not completed an Other Guarantee Transaction in our Single-family Guarantee segment in several years. In order to expand our alternatives for the transfer of mortgage credit risk to third party investors, we may resume issuing Other Guarantee Transactions in our Single-family Guarantee segment in 2015. See "Our Business — Overview of the Mortgage Securitization and Guarantee Process” for additional information about our securitization activities.
Single-Family PC Trust Documents
We establish trusts for all of our issued PCs pursuant to our PC master trust agreement. We use PC trusts to hold the underlying mortgage loans separate and apart from our corporate assets. In accordance with the terms of our PC trust documents, we have the option, and in some instances the requirement, to remove specified mortgage loans from the applicable trust. To remove these loans, we pay the trust an amount equal to the current UPB of the mortgage loan, less any outstanding advances of principal that have been distributed to PC holders. Our payments to the trust are distributed to the PC holders at the next scheduled payment date.
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

12	Freddie Mac

The To Be Announced Market
Single-family fixed-rate PCs generally trade on a “generic” basis, also referred to as trading in the TBA market. A TBA trade is a contract for the purchase or sale of PCs to be delivered at a future date; however, the specific PCs that will be delivered are not known (i.e., “announced”) until shortly before the trade is settled. The use of the TBA market increases the liquidity of mortgage investments and improves the distribution of investment capital available for residential mortgage financing, thereby helping us to accomplish our statutory mission. The Securities Industry and Financial Markets Association publishes guidelines pertaining to the types of mortgages that are eligible for TBA trades. Certain of our PC securities are not eligible for TBA trades, such as those backed by relief refinance mortgages with LTV ratios greater than 105%.
Other Guarantee Commitments
In certain circumstances, we provide a guarantee on mortgage-related assets held by third parties, in exchange for a management and guarantee fee, without securitizing those assets. For example, we provide long-term standby commitments to certain of our single-family customers, which obligate us to purchase seriously delinquent loans that are covered by those commitments. From time to time, we have consented to the termination of our long-term standby commitments and simultaneously entered into guarantor swap transactions with the same counterparty, issuing PCs backed by many of the same mortgage loans.
Underwriting Requirements, Quality Control Standards, and the Representation and Warranty Framework
We use a process of delegated underwriting for the single-family mortgage loans we purchase or securitize. In this process, our contracts with sellers describe mortgage eligibility and underwriting standards, and the sellers represent and warrant to us that the mortgage loans sold to us meet these standards. In our contracts with individual sellers, we may waive or modify selected underwriting standards. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using a number of critical risk characteristics, including, but not limited to: (a) the credit profile of the borrower (e.g., credit score, credit history, and monthly income relative to debt payments); (b) the documentation level; (c) the number of borrowers; (d) the features of the mortgage itself; (e) the purpose of the mortgage; (f) occupancy type; (g) the property type and market value; and (h) LTV ratio. Our single-family loans are generally underwritten with a requirement for a maximum original LTV ratio of 95%. We prescribe maximum LTV ratio limits of 80% for cash-out refinance loans and 90% for jumbo conforming mortgages, but no maximum for fixed-rate HARP mortgages. In December 2014, we announced guidelines for mortgages with LTV ratios up to 97% to serve a targeted segment of creditworthy borrowers. We expect to begin our purchase and guarantee of mortgages under this initiative in March 2015.
The majority of our single-family mortgage purchase volume is evaluated using our proprietary automated underwriting software (Loan Prospector), the sellers’ own software, or Fannie Mae’s proprietary software. We use underwriting software and available data to help us identify loans with potential underwriting defects. The percentage of our single-family mortgage purchase volume (acquired under purchase volume agreements and excluding HARP and other relief refinance loans) evaluated by the loan originator using Loan Prospector prior to being purchased by us was 47% and 45% during 2014 and 2013, respectively. We monitor the performance of loans delivered to us that were underwritten using underwriting software other than Loan Prospector to determine whether their performance is in line with our risk tolerance.
We review a sample of the loans we purchase to validate compliance with our underwriting standards. In addition, we review many delinquent loans and loans that have resulted in credit losses, such as through foreclosure or short sale. Beginning with loans delivered in 2013, in conjunction with our revised representation and warranty framework discussed below, we began to make changes to reduce the time it takes to complete our quality control review after the loan is delivered to us. We have implemented tools, such as our proprietary Quality Control Information Manager, to provide greater transparency into our customer quality control reviews. We have also implemented a process of targeted quality control sampling of loans with certain characteristics. We expect that further enhancements to these systems and processes will continue in 2015.
If we discover that representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies may include the ability to require the seller/servicer to repurchase the loan at its current UPB, reimburse us for losses realized with respect to the loan after consideration of any other recoveries, and/or indemnify us.
At the direction of FHFA, we and Fannie Mae revised our representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. Under this revised framework, sellers are relieved of certain repurchase obligations for loans that meet specific payment requirements. This includes, subject to certain exclusions, loans with 36 months (12 months for relief refinance mortgages) of consecutive, on-time payments after we purchase them. At the direction of FHFA, we announced certain additional changes to our representation and warranty framework during 2014. These changes include providing repurchase relief on loans that: (a) have established an acceptable payment history (i.e., no more than two 30-day delinquencies and no 60-day delinquencies in a 36 month period); or (b) satisfactorily completed a review in our quality control process. We also made changes that provided additional clarity around life-of-loan exclusions from repurchase relief. These changes are generally designed to provide sellers with a higher degree of certainty and clarity regarding their repurchase

13	Freddie Mac

exposure and liability on future sales of loans to us. It is possible that FHFA will require us to make further changes to the framework.
We do not have our own mortgage loan servicing operation. Instead, our customers perform the primary servicing function on our behalf. Our servicers are required to service loans in accordance with our standards. Under these standards, we pay various incentives to servicers for completing workouts of problem loans. We also assess compensatory fees if servicers do not achieve certain benchmarks with respect to servicing delinquent loans. Similar to seller violations, we can require servicers to repurchase loans or provide alternative remedies in the case of servicing violations. For certain servicing violations, we typically first issue a notice of defect and allow the servicer a period of time to correct the problem. If the servicing violation is not corrected, we may issue a repurchase request. For breaches of servicing violations related to loans that have proceeded through foreclosure and REO sale or other workouts (e.g., short sales), we will accept reimbursement for realized credit losses in lieu of repurchase.
For more information, see “MD&A — RISK MANAGEMENT — Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile,” “ — Institutional Credit Risk Profile — Single-Family Mortgage Seller/Servicers” and “RISK FACTORS —Competitive and Market Risks — We face significant risks related to our delegated underwriting process for single-family mortgages, including risks related to data accuracy and fraud. Recent changes to the process could increase our risks.”
Credit Enhancements
Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Generally, an insured loan must be in default and the borrower’s interest in the underlying property must have been extinguished, such as through a short sale or foreclosure, before a claim can be filed under a primary mortgage insurance policy. The mortgage insurer has a prescribed period of time within which to process a claim and make a determination as to its validity and amount.
For some mortgage loans, we transfer a portion of the credit risk to various third parties in STACR and ACIS transactions, or other credit enhancements, including:

•	lender recourse, where we may require a lender to repurchase a loan upon default;

•	indemnification agreements, where we may require a lender to reimburse us for realized credit losses; and

•	collateral pledged by lenders, and subordinated security structures.
Lender recourse and indemnification agreements are typically entered into contemporaneously with the purchase of a mortgage loan as an alternative to requiring primary mortgage insurance or in exchange for a lower guarantee fee.
STACR and ACIS transactions are new types of credit risk transfer transactions we introduced in 2013. We have used these risk transfer transactions to transfer a portion of credit losses that could occur under adverse home price scenarios (through a mezzanine credit loss position) on certain groups of loans in our New single-family book from us to third-party investors. In the STACR debt note transactions, we issue unsecured debt securities that reduce our exposure to credit risk, as illustrated below:

14	Freddie Mac

Risk Transfer - STACR® (Debt Issuance)
In a STACR debt note transaction, we create a reference pool consisting of recently acquired single-family mortgage loans. We then create a hypothetical securitization structure with notional credit risk positions, or tranches (e.g., first loss, mezzanine, and senior positions). The notional amounts of all positions are reduced based on scheduled principal payments that occur in the reference pool. Unscheduled principal payments that occur in the reference pool are allocated to the senior position only, unless certain specified events have occurred, in which case unscheduled principal payments are also allocated to the mezzanine and/or first loss positions.
We issue STACR debt notes (which relate to the mezzanine loss position) to investors. We are obligated to make payments of principal and interest on the STACR debt notes. The principal balance of the STACR debt notes is reduced (based on a fixed severity schedule) when certain specified credit events (such as a loan becoming 180 days delinquent) occur on the loans in the reference pool. Principal reductions for the specified credit events will initially occur on the first loss position (which is retained by us) until it is fully reduced before the STACR debt notes begin participating in reductions to their principal balances relating to those events. The interest rate on STACR debt is generally higher than on our other unsecured debt securities due to the potential for reductions to its principal balance. In 2014 and 2013, we only issued STACR debt notes related to mezzanine loss positions with credit event reductions based on fixed severity schedules. In 2015, we began issuing STACR debt notes that will transfer some of the credit risk related to the first loss positions in addition to the mezzanine loss position, and expect to complete transactions that provide reductions for credit events based on actual losses rather than fixed amounts.
In an ACIS transaction, we purchase one or more insurance policies (typically underwritten by a panel of insurers and reinsurers) that obligate the counterparties to reimburse us for specified credit events (on a fixed severity schedule) that occur on our non-issued mezzanine loss position of a STACR debt transaction. Under each insurance policy, we pay monthly premiums that are determined based on the outstanding balance of the STACR debt reference pool. We receive compensation from the insurance policy up to an aggregate limit when specified credit events (such as a loan becoming 180 days delinquent) occur. In 2015, we expect to enter into such contracts for reimbursement of our actual credit losses rather than fixed or scheduled amounts.
Our use of certain types of credit enhancements to reduce our exposure to mortgage credit risk generally increases our exposure to institutional credit risk. See “MD&A — RISK MANAGEMENT — Credit Risk Overview — Institutional Credit Risk Profile” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio, including our mortgage loan insurers.
Single-Family Loan Workouts and the MHA Program
Loan workout activities are a key component of our loss mitigation strategy for managing and resolving troubled assets and lowering credit losses. Our loan workouts include:

•
Forbearance agreements, where reduced or no payments are required during a defined period, generally less than one year. These agreements provide additional time for the borrower to return to compliance with the original terms of the

15	Freddie Mac

mortgage or to implement another loan workout. During 2014, the average time period granted for completed short-term forbearance agreements was between two and three months.

•
Repayment plans, which are contractual plans to make up past due amounts. These plans assist borrowers in returning to compliance with the original terms of their mortgages. During 2014, the average time period granted for completed repayment plans was approximately four months.

•
Loan modifications, which may involve changing the terms of the loan, or adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, or a combination of both. We have used principal forbearance but have not used principal forgiveness for our loan modifications. Principal forbearance is a change to a loan’s terms to designate a portion of the principal as non-interest-bearing and non-amortizing.

•	Foreclosure alternatives, which are short sale and deed in lieu of foreclosure transactions.
We participate in the MHA Program, which is designed to help in the housing recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts, and set market standards. Through our participation in this program, we help borrowers maintain home ownership. Some of the key initiatives of this program include HAMP and HARP, which are discussed below. We also maintain our non-HAMP standard loan modification and streamlined modification initiatives discussed below. See “MD&A — RISK MANAGEMENT — Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile — Managing Problem Loans" for additional information about our loan workout activities, as well as HARP and our relief refinance initiative.
HAMP and Non-HAMP Modifications
Our primary loan modification programs are HAMP and our non-HAMP standard loan modification. Under these programs, we offer loan modifications to struggling homeowners that reduce the monthly principal and interest payments on their mortgages. Under HAMP, the goal is to reduce the borrower’s monthly mortgage payments to 31% of gross monthly income. Both programs require that the borrower complete a trial period of at least three months prior to receiving the modification. During the trial period, the borrower makes monthly payments based on the estimated amount of the modification payments. If a borrower fails to complete the trial period, the loan is considered for our other workout activities. HAMP is available for loans originated on or before January 1, 2009. The program is currently scheduled to end with trial period plan effective dates on or before March 1, 2016 and modification effective dates on or before September 1, 2016.
In July 2013, we implemented a streamlined modification initiative, which provides an additional modification opportunity to certain borrowers. This modification requires a three-month trial period and offers eligible borrowers the same mortgage terms as the non-HAMP standard modification, including an extension of the loan’s term to 480 months and a fixed interest rate.
Under HAMP, borrowers receive monthly incentive payments (in the form of credits) to reduce the principal balance of their loans by up to $1,000 per year, for five years, as long as they are making timely payments under the modified loan terms. Servicers are paid incentive fees for each completed HAMP modification and non-HAMP modification. Unlike HAMP modifications, our non-HAMP standard and streamlined modifications do not provide for borrower incentive payments. We bear the costs of these borrower incentive payments and servicer incentive fees, and are not reimbursed by Treasury.
In January 2015, at the instruction of FHFA, we implemented a new $5,000 principal reduction incentive payable to eligible borrowers who remain in good standing on their HAMP modified loans through the sixth anniversary of their modification. In addition, we will require our servicers to offer such borrowers the opportunity to modify their loan by reamortizing the unpaid principal balance over the remaining term of the loan, which could lower the borrowers’ monthly principal and interest payments and would further reduce the risk of borrower default. Treasury will pay the $5,000 incentive for certain of our eligible HAMP modified loans, and we will pay the $5,000 incentive on our other eligible HAMP modified loans. We expect to begin paying these incentives in late 2015. Our payment of these incentives is not expected to have a significant effect on our earnings.
A borrower may only receive one HAMP modification. A loan may generally be modified twice (although only once during a 12 month period) under our standard loan modification program or once under our streamlined modification program.
We are the compliance agent for Treasury for certain foreclosure avoidance activities under HAMP. Among other duties, as the program compliance agent, we conduct examinations and review servicer compliance with the published requirements for the program.
Relief Refinance Mortgage Initiative and the Home Affordable Refinance Program
Our relief refinance initiative (which includes HARP, the portion of our relief refinance initiative for loans with LTV ratios above 80%) is a significant part of our effort to keep families in their homes. This initiative is designed to provide eligible homeowners with loans already guaranteed by us an opportunity to refinance their mortgages on more favorable terms, without obtaining new mortgage insurance in excess of what was already in place. Our relief refinance initiative allows us to assist homeowners by employing one or more of the following: (a) a reduction in payment; (b) a reduction in interest rate;

16	Freddie Mac

(c) movement to a more stable mortgage product type (i.e., from an adjustable-rate mortgage to a fixed-rate mortgage); or (d) a reduction in amortization term.
The relief refinance initiative (including HARP) was implemented in 2009 and originally permitted eligible borrowers with Freddie Mac mortgages having LTV ratios up to 125% to refinance their mortgages. We subsequently implemented a number of changes to the initiative including: (a) removing the 125% LTV ratio ceiling for fixed-rate mortgages; and (b) relieving the lenders of certain representations and warranties on the original mortgage being refinanced. Our relief refinance initiative (including HARP) is scheduled to end in December 2015.
Relief refinance mortgages (including HARP loans) generally present higher risk to us than other refinance loans we have purchased since 2009 since: (a) underwriting procedures on these loans are more limited than other refinance loans; (b) many of the loans have high LTV ratios; and (c) the new loan will generally have limited representations and warranties compared to the original loan. However, relief refinance mortgages (including HARP loans) generally have performed better than loans with similar characteristics remaining in our single-family credit guarantee portfolio that were originated prior to 2009.
Investments Segment
The Investments segment reflects results from three primary activities: (a) managing the company’s mortgage-related investments portfolio, excluding Multifamily segment investments and single-family seriously delinquent loans; (b) managing the treasury function for the entire company, including funding and liquidity; and (c) managing interest-rate risk for the entire company.
Our Investments segment is focused on:

•
Maintaining a presence in the agency mortgage-related securities market: Our activities in this market may include outright purchases and sales, dollar roll transactions, and structuring activities (e.g., resecuritizing existing agency securities into REMICs and selling some or all of the REMIC tranches).

•
Maintaining a portfolio of liquid mortgage assets consistent with our liquidity management guidelines: We evaluate the liquidity of our investments based on two categories: (a) single-class and multiclass agency securities (excluding certain structured agency securities collateralized by non-agency mortgage-related securities); and (b) assets that are less liquid than the agency securities noted above (e.g., mortgage loans and non-agency mortgage-related securities). We are focusing our efforts on reducing the balance of less liquid assets in the mortgage-related investments portfolio. Our less liquid assets collectively represented $239.3 billion and $286.3 billion, or approximately 59% and 62% of the UPB of the portfolio, at December 31, 2014 and 2013, respectively.

•
Managing the single-family performing loans obtained through our cash purchase program: In conjunction with the single-family business, we purchase loans from lenders for cash and securitize the majority of them into Freddie Mac agency securities. These agency securities may be sold to dealers or investors, or retained in our Investments segment mortgage investments portfolio.

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

•	Reducing the balance of our non-agency mortgage-related securities through liquidations and sales, subject to a variety of constraints, including market conditions.

•
Managing the treasury function for the entire company, including funding and liquidity, through the issuance of short-term and long-term unsecured debt: We maintain a liquidity and contingency operating portfolio of cash and non-mortgage investments for short-term liquidity management.

•	Managing the interest-rate risk for the entire company through the use of derivatives and unsecured debt.
Our Customers
Our unsecured debt securities and structured mortgage-related securities are initially purchased by dealers and redistributed to their customers. The customers for our unsecured debt securities generally include insurance companies, money managers, central banks, depository institutions, and pension funds. Our customers under our mortgage loan cash purchase program are a variety of lenders, as discussed in “Single-Family Guarantee Segment — Our Customers.”
Our Competition
Our competitors are firms that invest in mortgage loans and mortgage-related assets, and issue corporate debt. As a result, we have a variety of principal competitors, including Fannie Mae, REITs, supranationals (international institutions that provide development financing for member countries), commercial and investment banks, dealers, thrift institutions, insurance companies, and the FHLBs.

17	Freddie Mac

Market Presence and PC Support Activities
From time to time, we may undertake various activities in an effort to support: (a) our presence in the agency securities market; or (b) the liquidity and price performance of our PCs relative to comparable Fannie Mae securities. These activities may include the purchase and sale of agency securities, purchases of loans, dollar roll transactions, and the issuance of REMICs and Other Structured Securities. Depending upon market conditions, there may be substantial variability in any period in the total amount of securities we purchase or sell. In some cases, purchasing or selling agency securities could adversely affect the price performance of our PCs relative to comparable Fannie Mae securities. While we may employ a variety of strategies in an effort to support the liquidity and price performance of our PCs and may consider additional strategies, we may cease such activities if deemed appropriate. For more information about our efforts to support the liquidity and relative price performance for PCs, see “Our Business — Overview of the Mortgage Securitization and Guarantee Process.”
We incur costs in connection with our efforts to support our presence in the agency securities market or the liquidity and price performance of our PCs, including by engaging in transactions that yield less than our target rate of return. For more information, see “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for K Certificates.”
Multifamily Segment
Our Multifamily segment provides liquidity to the multifamily market and supports a consistent supply of affordable rental housing by purchasing and securitizing mortgage loans secured by properties with five or more units. The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Our primary business model is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates, which generally allows us to transfer the expected credit risk of the loans to third-party investors.
Our Multifamily segment is focused on:

•	Continuing to provide stability to the multifamily mortgage market, particularly the market for affordable housing, while meeting FHFA's Scorecard requirements relating to our new business volumes.

•	Maintaining a strong credit and capital management discipline.
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
Our Customers
We acquire our multifamily mortgage loans from a network of approved sellers. A significant portion of our multifamily mortgage loans are serviced by several of our large customers. Our top two multifamily sellers, CBRE Capital Markets, Inc. and Berkadia Commercial Mortgage LLC, accounted for 20% and 15%, respectively, of our multifamily new business volume for 2014. Our top ten multifamily sellers represented an aggregate of approximately 84% of our multifamily new business volume for 2014.
Our Competition
In the Multifamily segment, we compete on the basis of: (a) price; (b) products, including our use of certain securitization structures; and (c) service. Our principal competitors are Fannie Mae, FHA, commercial and investment banks, CMBS conduits, dealers, thrift institutions, and life insurance companies.
Underwriting Requirements and Quality Control Standards
Our process and standards for underwriting multifamily mortgages differ from those used for single-family mortgages as we use a prior approval underwriting approach. With this approach, we maintain our credit discipline by completing our own underwriting and credit review for each newly-originated multifamily loan prior to purchasing or guaranteeing it. This process includes review of third-party appraisals and cash flow analysis. Our underwriting standards focus on loan quality measurement based, in part, on the LTV ratio and DSCR. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation (both principal and interest) using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower will be able to continue servicing its mortgage

18	Freddie Mac

obligation. Our standards for multifamily loans specify a maximum original LTV ratio and a minimum DSCR that vary based on the loan characteristics, such as loan type (new acquisition or supplemental financing), loan term (intermediate or longer-term), and loan features (interest-only or amortizing, fixed- or variable-rate). Our multifamily loans are generally underwritten with requirements for a maximum original LTV ratio of 80% and a DSCR of greater than 1.25 (which for interest-only and partial interest-only loans is based on an assumed monthly payment that reflects amortization of principal). In certain circumstances, our standards for multifamily loans allow for certain types of loans to have an original LTV ratio over 80% and/or a DSCR of less than 1.25, typically where this will serve our mission and contribute to achieving our affordable housing goals. In addition to DSCR and LTV ratio, we consider other qualitative factors, such as borrower experience and the strength of the local market, in the credit decision we make on each loan.
Multifamily sellers make representations and warranties to us about the mortgage and about certain information submitted to us in the underwriting process. We have the right to require that a seller repurchase a multifamily mortgage for which there has been a breach of representation or warranty. However, because of our evaluation of underwriting information for most multifamily properties prior to purchase, repurchases have been rare.
We generally require multifamily sellers to service mortgage loans they have sold to us to mitigate potential losses. This includes property monitoring tasks beyond those typically performed by single-family servicers. We are the master servicer for loans in our multifamily mortgage portfolio. In our securitizations (e.g., K Certificates), we typically transfer the master servicing responsibilities for securitized loans to the trustees on behalf of the bondholders in accordance with the securitization and trust documents. For unsecuritized loans over $1 million in our portfolio, servicers must generally submit an annual assessment of the mortgaged property to us based on the servicer’s analysis of the property as well as the borrower’s quarterly financial statements. In situations where a borrower or property is in distress, the frequency of communications with the borrower may be increased. Because the activities of multifamily seller/servicers are an important part of our loss mitigation process, we rate their performance regularly and may conduct on-site reviews of their servicing operations in an effort to confirm compliance with our standards.
Loss Mitigation Activities
As discussed above, we primarily use subordination, such as in K Certificate transactions, to mitigate credit losses on the loans we purchase or guarantee. For unsecuritized loans (for which we are the master servicer), we may offer a workout option to a borrower in distress. For example, we may modify the terms of a multifamily mortgage loan (e.g., providing a short-term loan extension of up to 12 months), which gives the borrower an opportunity to bring the loan current and retain ownership of the property. These arrangements are made with the expectation that we will recover our initial investment or minimize our losses. We do not enter into these arrangements in situations where we believe we would experience a loss in the future that is greater than or equal to the loss we would experience if we foreclosed on the property at the time of the agreement. For many of our unsecuritized loans, we use other types of credit enhancements that also help mitigate potential losses in the event of default.
Securitization Activities
We primarily securitize multifamily mortgage loans through Other Guarantee Transactions (i.e., K Certificates). To a lesser extent, we provide guarantees of the payment of principal and interest on tax-exempt multifamily pass-through certificates backed by multifamily housing revenue bonds. These housing revenue bonds are collateralized by mortgage loans on low- and moderate-income multifamily housing developments. We refer to these transactions as Other Structured Securities. In 2014, in order to expand our securitization activities for a broader number of investors, we entered into other types of securitization transactions, including issuing PCs backed by multifamily mortgage loans. See “Our Business — Overview of the Mortgage Securitization and Guarantee Process” for additional information about our securitization activities.
From time to time, we may undertake various activities in an effort to support the liquidity of our K Certificates. These activities are similar to those described above in “Investments Segment — Market Presence and PC Support Activities.”
Other Guarantee Commitments
In certain circumstances, we provide our guarantee on mortgage-related assets held by third parties, in exchange for a management and guarantee fee, without securitizing those assets. For example, we guarantee the payment of principal and interest on certain tax-exempt multifamily housing revenue bonds secured by low- and moderate-income multifamily mortgage loans. In addition, we have issued guarantees under the TCLFP on securities backed by HFA bonds as part of the HFA Initiative (certain of which are still outstanding). See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative” for further information.
Conservatorship and Related Matters
Since September 2008, we have been operating in conservatorship, with FHFA acting as our Conservator. The conservatorship and related matters continue to have wide-ranging effects on us, including our management, business activities, financial condition and results of operations.
In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury. Under the Purchase Agreement, we issued to Treasury both senior preferred stock and a warrant to purchase common stock. We refer to

19	Freddie Mac

the Purchase Agreement and the warrant as the “Treasury Agreements.” The Treasury Agreements and the senior preferred stock will continue to exist even if the conservatorship ends. The conservatorship, the Treasury Agreements and the senior preferred stock materially limit the rights of our common and preferred stockholders (other than Treasury as holder of the senior preferred stock) and have otherwise materially and adversely affected our common and preferred stockholders. For more information, see “RISK FACTORS — Conservatorship and Related Matters.”
In May 2014, FHFA issued its 2014 Strategic Plan, which updated FHFA's vision for implementing its obligations as Conservator of Freddie Mac and Fannie Mae and established three reformulated strategic goals. FHFA has also issued its Conservatorship Scorecards for 2014 and 2015. The Conservatorship Scorecards establish objectives and performance targets and measures for Freddie Mac and Fannie Mae related to the strategic goals set forth in the Strategic Plan. For more information, see “Regulation and Supervision — Legislative and Regulatory Developments — FHFA's Strategic Plan for Freddie Mac and Fannie Mae Conservatorships.”
We receive substantial support from Treasury and FHFA, and are dependent upon their continued support in order to continue operating our business. This support includes our ability to access funds from Treasury under the Purchase Agreement, which is critical to: (a) keeping us solvent; (b) allowing us to focus on our primary business objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. In recent years, the Federal Reserve has purchased significant amounts of mortgage-related securities issued by us, Fannie Mae, and Ginnie Mae.
Supervision of Our Company During Conservatorship
FHFA has broad powers when acting as our Conservator, as discussed below under “Powers of the Conservator.” In addition, under conservatorship, we are subject to heightened supervision and direction from FHFA, in its capacity as our regulator.
The Conservator has delegated certain authority to the Board of Directors to oversee, and to management to conduct, business operations so that the company can continue to operate in the ordinary course. The directors serve on behalf of, and exercise authority as directed by, the Conservator. The Conservator retains the authority to withdraw or revise its delegations of authority at any time. The Conservator also retains certain significant authorities for itself, and has not delegated them to the Board. For more information on limitations on the Board’s authority during conservatorship, see “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE — Authority of the Board and Board Committees.”
Impact of Conservatorship and Related Actions on Our Business
We conduct our business subject to the direction of FHFA as our Conservator. The conservatorship has benefited us through, for example, enabling us to maintain access to the debt markets because of the support we receive from Treasury. However, the Purchase Agreement and the terms of the senior preferred stock we issued to Treasury constrain our business activities.
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
Our current business objectives reflect direction we received from the Conservator (including the Conservatorship Scorecards). At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives but may not contribute to our profitability. Certain of these objectives are intended to help homeowners and the mortgage market and may help to mitigate future credit losses. Some of these initiatives impact our near- and long-term financial results. Given our public mission and the important role the Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions, we may be required to take actions that could have a negative impact on our business, operating results or financial condition, and thus contribute to a need for additional draws under the Purchase Agreement.
For more information on the impact of conservatorship and our current business objectives, see "Executive Summary —Our Primary Business Objectives," "RISK FACTORS — Conservatorship and Related Matters — We are under the control of FHFA, and our business activities are subject to significant restrictions. We may be required to take actions that materially adversely affect our business and financial results," and "NOTE 2: CONSERVATORSHIP AND RELATED MATTERS."
Limits on Investment Activity and Our Mortgage-Related Investments Portfolio
Our mortgage-related investments portfolio consists of agency securities, single-family non-agency mortgage-related securities, CMBS, housing revenue bonds, other multifamily securities, and single-family and multifamily unsecuritized mortgage loans. Our ability to acquire and sell mortgage assets is significantly constrained by limitations under the Purchase Agreement and those imposed by FHFA.
Under the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio is subject to a cap that decreases by 15% each year until the cap reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio could not exceed $470 billion as of December 31, 2014 and may not exceed $399 billion as of December

20	Freddie Mac

31, 2015. Our 2014 Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement, subject to certain exceptions. For more information on the plan, see “Executive Summary — Our Primary Business Objectives — Reducing Taxpayer Exposure to Losses — Reducing Our Mortgage-Related Investments Portfolio Over Time.” The reduction in the mortgage-related investments portfolio will result in a decline in income from this portfolio over time.
The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation. See "Table 21 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios" for more information on the composition of the table below.
Table 2 — Mortgage-Related Investments Portfolio

	December 31, 2014			December 31, 2013
	More Liquid	Less Liquid	Total	More Liquid	Less Liquid	Total
	(in millions)
Investments segment — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans	$—	$82,778	$82,778	$—	$84,411	$84,411
Freddie Mac mortgage-related securities	150,852	7,363	158,215	156,438	8,809	165,247
Non-agency mortgage-related securities	—	44,230	44,230	—	64,524	64,524
Non-Freddie Mac agency mortgage-related securities	16,341	—	16,341	16,889	—	16,889
Total Investments segment — Mortgage investments portfolio	167,193	134,371	301,564	173,327	157,744	331,071
Single-family Guarantee segment — Single-family unsecuritized seriously delinquent mortgage loans	—	28,738	28,738	—	37,726	37,726
Multifamily segment — Mortgage investments portfolio	1,911	76,201	78,112	1,411	90,816	92,227
Total mortgage-related investments portfolio	$169,104	$239,310	$408,414	$174,738	$286,286	$461,024
Percentage of total mortgage-related investments portfolio	41%	59%	100%	38%	62%	100%
Mortgage-related investments portfolio cap			$469,625			$552,500

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
The UPB of our mortgage-related investments portfolio was $408.4 billion at December 31, 2014, a decline of $52.6 billion (or 11%) compared to $461.0 billion at December 31, 2013. Our less liquid assets accounted for $47.0 billion of this decline, primarily due to liquidations and our efforts to reduce these assets. We sold $16.5 billion of less liquid assets in 2014 (including sales related to settlements of non-agency mortgage-related securities litigation). In addition, we securitized $7.0 billion of single-family reperforming and modified loans in 2014. These amounts do not include sales of mortgage loans we purchased for cash and subsequently securitized. The sales of less liquid assets noted above included a pilot transaction in which we sold approximately $0.6 billion in UPB of seriously delinquent unsecuritized single-family loans. In January 2015, we received FHFA approval to execute additional such sales. We plan to continue reducing the balance of our less liquid assets, although we also continue to add certain of these assets to our mortgage-related investments portfolio as part of our business strategies (e.g., removal of seriously delinquent loans from PC pools and acquisitions of mortgage loans purchased for cash).
Powers of the Conservator
Upon its appointment, the Conservator immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets. The Conservator also succeeded to the title to all books, records and assets of Freddie Mac held by any other legal custodian or third party.
Under the GSE Act, the Conservator may take any actions it determines are necessary to put us in a safe and solvent condition and appropriate to carry on our business and preserve and conserve our assets and property. The Conservator’s powers include the ability to transfer or sell any of our assets or liabilities (subject to certain limitations and post-transfer notice provisions) without any approval, assignment of rights or consent of any party. The GSE Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac securitization trust must be held by the Conservator for the beneficial owners of the trust and cannot be used to satisfy our general creditors. For more information on the GSE Act, see "Regulation and Supervision."
Treasury Agreements and Senior Preferred Stock
Treasury entered into several agreements with us in connection with our entry into conservatorship, as described below.

21	Freddie Mac

Purchase Agreement
On September 7, 2008, we, through FHFA, in its capacity as Conservator, entered into the Purchase Agreement with Treasury. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, and August 17, 2012. Pursuant to the Purchase Agreement, we issued to Treasury: (a) one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock; and (b) a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding. The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of Treasury's commitment to provide funding to us under the Purchase Agreement. The terms of the senior preferred stock and warrant are summarized in separate sections below. We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant. However, deficits in our net worth have made it necessary for us to make substantial draws on Treasury’s funding commitment under the Purchase Agreement. As a result, the aggregate liquidation preference of the senior preferred stock has increased to $72.3 billion at December 31, 2014. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. As of December 31, 2014, the amount of available funding remaining under the Purchase Agreement was $140.5 billion. This amount will be reduced by any future draws.
The Purchase Agreement provides for us to pay a quarterly commitment fee to Treasury. However, pursuant to the August 2012 amendment to the Purchase Agreement, as long as the net worth sweep dividend provisions described below under "Senior Preferred Stock" remain in form and content substantially the same, no periodic commitment fee under the Purchase Agreement will be set, accrue or be payable. Treasury had previously waived the fee for all prior quarters.
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
The Purchase Agreement has an indefinite term and can terminate only in limited circumstances, which do not include the end of the conservatorship. Treasury's consent is required for a termination of the conservatorship other than in connection with receivership. For more information on the Purchase Agreement, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Purchase Agreement and Warrant — Termination Provisions,” “— Waivers and Amendments” and “— Third-party Enforcement Rights.”
Senior Preferred Stock
Shares of the senior preferred stock have a liquidation preference that is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference. In addition, any amounts we draw under the Purchase Agreement are added to the liquidation preference.
Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as and if declared by our Board of Directors. Under the August 2012 amendment to the Purchase Agreement, our dividend obligation each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. For more information regarding our net worth sweep dividend, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS.”
The senior preferred stock is senior to our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the Purchase Agreement. For more information on the senior preferred stock, including the limited circumstances under which we may make payments to reduce the liquidation preference, see “NOTE 11: STOCKHOLDERS’ EQUITY — Issuance of Senior Preferred Stock.”
Common Stock Warrant
The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise. The warrant may be exercised in whole or in part at any time on or before September 7, 2028.

22	Freddie Mac

Covenants Under the Treasury Agreements
The Purchase Agreement and warrant contain covenants that significantly restrict our business activities. For example, the Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	pay dividends on or repurchase our equity securities (other than the senior preferred stock or warrant);

•	issue any additional equity securities (except in limited instances);

•
sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value in limited circumstances including: (a) if the transaction is in the ordinary course of business, consistent with past practice, or (b) in one transaction or a series of related transactions if the assets have a fair market value individually or in the aggregate of less than $250 million; and

•	issue any subordinated debt.
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
For more information on the covenants in the Purchase Agreement and the warrant, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Purchase Agreement and Warrant — Purchase Agreement Covenants” and “— Warrant Covenants.”
Regulation and Supervision
In addition to our oversight by FHFA as our Conservator, we are subject to regulation and oversight by FHFA under our charter and the GSE Act. We are also subject to certain regulation by other government agencies.
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
Receivership
Under the GSE Act, FHFA must place us into receivership if FHFA determines in writing that our assets are less than our obligations for a period of 60 days. FHFA notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA also advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination. In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons set forth in the GSE Act.
Certain aspects of conservatorship and receivership operations of Freddie Mac, Fannie Mae and the FHLBs are addressed in an FHFA rule. Among other provisions, the rule indicates that FHFA generally will not permit payment of securities litigation claims during conservatorship and that claims by current or former shareholders arising as a result of their status as shareholders would receive the lowest priority of claim in receivership. In addition, the rule indicates that administrative expenses of the conservatorship will also be deemed to be administrative expenses of a subsequent receivership and that capital distributions may not be made during conservatorship, except as specified in the rule.
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
Pursuant to an FHFA rule, FHFA-regulated entities are required to conduct annual stress tests to determine whether such companies have sufficient capital to absorb losses as a result of adverse economic conditions. Under the rule, Freddie Mac is required to: (a) conduct annual stress tests using scenarios specified by FHFA that reflect a minimum of three sets of economic

23	Freddie Mac

and financial conditions (baseline, adverse, and severely adverse); and (b) publicly disclose the results of the stress test under the “severely adverse” scenario. In April 2014, we disclosed the results of the first annual stress test.
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
Affordable Housing Goals
We are subject to annual affordable housing goals. We view the purchase of mortgage loans that are eligible to count toward our affordable housing goals to be a principal part of our mission and business, and we are committed to facilitating the financing of affordable housing for low- and moderate-income families. In light of these goals, we may make adjustments to our mortgage loan sourcing and purchase strategies, which could potentially increase our credit losses. These strategies could include entering into purchase and securitization transactions with lower expected economic returns than our typical transactions. In February 2010, FHFA stated that it does not intend for us to undertake uneconomic or high risk activities in support of the housing goals nor does it intend for the state of conservatorship to be a justification for withdrawing our support from these market segments.
If the Director of FHFA finds that we failed to meet a housing goal and that achievement of the housing goal was feasible, the Director may require the submission of a housing plan with respect to the housing goal. The housing plan must describe the actions we would take to achieve the unmet goal in the future. FHFA has the authority to take actions against us, including issuing a cease and desist order or assessing civil money penalties, if we: (a) fail to submit a required housing plan or fail to make a good faith effort to comply with a plan approved by FHFA; or (b) fail to submit certain mortgage purchase data, information or reports as required by law. See “RISK FACTORS — Legal and Regulatory Risks — We may make certain changes to our business in an attempt to meet our housing goals and subgoals.”
FHFA has established four goals and one subgoal for single-family owner-occupied housing, one multifamily affordable housing goal, and one multifamily affordable housing subgoal. Three of the single-family housing goals and the subgoal target purchase money mortgages for: (a) low-income families; (b) very low-income families; and/or (c) families that reside in low-income areas. The single-family housing goals also include one that targets refinancing mortgages for low-income families. The multifamily affordable housing goal targets multifamily rental housing affordable to low-income families. The multifamily affordable housing subgoal targets multifamily rental housing affordable to very low-income families.
The single-family goals are expressed as a percentage of the total number of eligible mortgages underlying our total single-family mortgage purchases. The multifamily goals are expressed in terms of minimum numbers of units financed.
The single-family goals are measured by comparing our performance with: (a) the actual share of the market that meets the criteria for each goal; and (b) a benchmark level established by FHFA. If our performance on a single-family goal falls short of the benchmark, we still could achieve the goal if our performance meets or exceeds the actual share of the market that meets the criteria for the goal for that year.
Affordable Housing Goals for 2014
FHFA’s affordable housing goals for Freddie Mac for 2014 are set forth below.
Table 3 — Affordable Housing Goals for 2014

Goals for 2014
Single -family purchase money goals (benchmark levels):
Low-income	23%
Very low-income	7%
Low-income areas(1)	18%
Low-income areas subgoal	11%
Single -family refinance low-income goal (benchmark level)	20%
Multifamily low-income goal (in units)	200,000
Multifamily low-income subgoal (in units)	40,000

(1)
FHFA annually sets the benchmark level for the low-income areas goal based on the benchmark level for the low-income areas subgoal, plus an adjustment factor reflecting the additional incremental share of mortgages for low- and moderate-income families in designated disaster areas in the three most recent years for which such data are available. For 2014, FHFA set the benchmark level at 18%.

24	Freddie Mac

We expect to report our performance with respect to the 2014 affordable housing goals in March 2015. At this time, based on preliminary information, we believe we met three of our single-family goals and both multifamily goals for 2014, but believe we failed to meet the FHFA benchmark level for the other single-family goals. In such cases, FHFA regulations allow us to achieve a goal if our qualifying share matches that of the market, as measured by the Home Mortgage Disclosure Act. Because the Home Mortgage Disclosure Act data for 2014 will not be released until September 2015, FHFA will not be able to make a final determination on our performance until that time. If we fail to meet both the FHFA benchmark level and the market level, we may enter into discussions with FHFA concerning whether these goals were infeasible under the terms of the GSE Act, due to market and economic conditions and our financial condition.
Affordable Housing Goals for 2015 to 2017
In August 2014, FHFA issued a proposed rule that would establish housing goals for Freddie Mac and Fannie Mae for 2015 through 2017. FHFA requested comment on all aspects of the proposed rule. Under FHFA’s proposal: (a) the benchmark levels for our single-family goals could increase; (b) the number of units for both of our multifamily goals would increase; and (c) FHFA would establish a new subgoal related to small multifamily properties affordable to low-income families. We cannot predict the content of any final rule concerning affordable housing goals, or the impact any such final rule would have on our business or operations.
Affordable Housing Goals and Results for 2013 and 2012
FHFA has determined that we achieved two of our five single-family affordable housing goals and both multifamily goals in 2013, and did not achieve the other three single-family goals. We achieved all of our housing goals for 2012. Our performance on the goals, as determined by FHFA, is set forth below.
Table 4 — Affordable Housing Goals and Results for 2013 and 2012

	Goals for 2013	Market Level for 2013	Results for 2013	Goals for 2012	Market Level for 2012	Results for 2012
Single-family purchase money goals (benchmark levels):
Low-income	23%	24.0%	21.8%	23%	26.6%	24.4%
Very low-income	7%	6.3%	5.5%	7%	7.7%	7.1%
Low-income areas(1)	21%	22.1%	20.0%	20%	20.5%	20.6%
Low-income areas subgoal	11%	14.2%	12.3%	11%	13.6%	11.4%
Single-family refinance low-income goal (benchmark level)	20%	24.3%	24.1%	20%	22.3%	22.4%
Multifamily low-income goal (in units)	215,000	N/A	254,628	225,000	N/A	298,529
Multifamily low-income subgoal (in units)	50,000	N/A	56,752	59,000	N/A	60,084

(1)
FHFA annually sets the benchmark level for the low-income areas goal based on the benchmark level for the low-income areas subgoal, plus an adjustment factor reflecting the additional incremental share of mortgages for low- and moderate-income families in designated disaster areas in the three most recent years for which such data are available. For 2013 and 2012, FHFA set the benchmark level at 21% and 20%, respectively.

FHFA did not require us to submit a housing plan for the goals we did not achieve in 2013.
Affordable Housing Allocations
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of the UPB of total new business purchases, and allocate or transfer such amount to: (a) HUD to fund a Housing Trust Fund established and managed by HUD; and (b) a Capital Magnet Fund established and managed by Treasury. FHFA has the authority to suspend our allocation upon finding that the payment would contribute to our financial instability, cause us to be classified as undercapitalized or prevent us from successfully completing a capital restoration plan. In November 2008, FHFA suspended the requirement to set aside or allocate funds for the Housing Trust Fund and the Capital Magnet Fund. In December 2014, FHFA terminated the suspension and directed us to begin making contributions to the funds, in accordance with the following terms and conditions:

•	The amount we will set aside each fiscal year, commencing with fiscal year 2015, will be based on our total new business purchases during such fiscal year; and

•
Within 60 days after the end of each fiscal year commencing with fiscal year 2015, we will allocate or otherwise transfer the amount set aside. However, if we have made a draw under the Purchase Agreement during that fiscal year or if such allocation or transfer will cause us to have to make a draw, then we will not make an allocation or transfer and the amount set aside for that fiscal year will be reversed.

We are prohibited from passing through the costs of the allocations (e.g., through increased charges or fees) to the originators of the mortgages that we purchase.
Prudential Management and Operations Standards

25	Freddie Mac

FHFA has established prudential standards relating to the management and operations of Freddie Mac, Fannie Mae, and the FHLBs. The standards address a number of business, controls, and risk management areas. The standards specify the possible consequences for any entity that fails to meet any of the standards or otherwise fails to comply (including submission of a corrective plan, limits on asset growth, increases in capital, limits on dividends and stock redemptions or repurchases, a minimum level of retained earnings or any other action that the FHFA Director determines will contribute to bringing the entity into compliance with the standards). A failure to meet any standard also may constitute an unsafe or unsound practice, which may form the basis for FHFA to initiate an administrative enforcement action. On a periodic basis, we conduct self-assessments of our compliance with these standards. Issues identified in previous self-assessments have either been remediated or are in process of remediation.
Portfolio Activities
The GSE Act provides FHFA with power to regulate the size and content of our mortgage-related investments portfolio. The GSE Act requires FHFA to establish, by regulation, criteria governing portfolio holdings to ensure the holdings are backed by sufficient capital and consistent with the enterprises’ mission and safe and sound operations. FHFA has adopted the portfolio holdings criteria established in the Purchase Agreement, as it may be amended from time to time, for so long as we remain subject to the Purchase Agreement.
See “Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” for additional information on restrictions on our portfolio activities.
Anti-Predatory Lending
Predatory lending practices are in direct opposition to our mission, goals, and practices. We instituted anti-predatory lending policies intended to prevent the purchase or assignment of mortgage loans with unacceptable terms or conditions or resulting from unacceptable practices. These policies include processes related to the origination, delivery and quality control sampling of loans sold to us. In addition to the purchase policies we instituted, we promote consumer education and financial literacy efforts to help borrowers avoid abusive lending practices and we provide competitive mortgage products to reputable mortgage originators so that borrowers have a greater choice of financing options.
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
Risk Retention
In October 2014, six agencies, including FHFA, issued a rule that generally requires a securitizer of asset-backed securities to retain no less than five percent of the credit risk of the assets underlying such securities. A provision in the rule indicates that our fully guaranteed securitizations generally will satisfy the risk retention requirements for so long as we are in conservatorship or receivership and receiving federal financial support. However, this provision will not apply to our securitization structures that are not fully guaranteed, and we will have to meet the rule’s requirements with respect to such structures using other compliance options. The requirements of the final risk retention rule will apply to: (a) new residential mortgage securitizations issued beginning in December 2015; and (b) new multifamily securitizations issued beginning in December 2016.
Proposed Financial Eligibility Requirements for Seller/Servicers
In January 2015, FHFA proposed new minimum financial eligibility requirements for seller/servicers of Freddie Mac and Fannie Mae. FHFA stated that the proposed minimum financial requirements will ensure the safe and sound operation of us and Fannie Mae and further FHFA’s goal of fostering liquid, efficient, competitive and resilient national housing finance markets. FHFA will engage with servicing industry participants, regulators and other stakeholders to obtain their feedback on, and improve their understanding of, the proposed requirements. FHFA stated that it anticipates finalizing the requirements in the second quarter of 2015, and anticipates that the requirements will be effective six months after they are finalized.
Department of Housing and Urban Development
HUD has regulatory authority over Freddie Mac with respect to fair lending. Our mortgage purchase activities are subject to federal anti-discrimination laws. In addition, the GSE Act prohibits discriminatory practices in our mortgage purchase activities, requires us to submit data to HUD to assist in its fair lending investigations of primary market lenders with which we do business, and requires us to undertake remedial actions against such lenders found to have engaged in discriminatory lending practices. In addition, HUD periodically reviews and comments on our underwriting and appraisal guidelines for consistency with the Fair Housing Act and the anti-discrimination provisions of the GSE Act.

26	Freddie Mac

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
Consumer Financial Protection Bureau
The CFPB regulates consumer financial products and services. The CFPB adopted a number of final rules in early 2013 relating to mortgage origination, finance, and servicing practices. The rules generally went into effect in January 2014. The rules include an ability-to-repay rule, which requires mortgage originators to make a reasonable and good faith determination that a borrower has a reasonable ability to repay the loan according to its terms. This rule provides certain protection from liability for originators making loans that satisfy the definition of a qualified mortgage. The ability-to-repay rule applies to most loans acquired by Freddie Mac, and for such loans covered by the rule, FHFA has directed us and Fannie Mae to limit our single-family acquisitions to loans that generally would constitute qualified mortgages under applicable CFPB regulations. The directive generally restricts us and Fannie Mae from acquiring loans that are: (a) not fully amortizing; (b) have a term greater than 30 years; or (c) have points and fees in excess of 3% of the total loan amount.
Securities and Exchange Commission
We are subject to the reporting requirements applicable to registrants under the Exchange Act, including the requirement to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Although our common stock is required to be registered under the Exchange Act, we continue to be exempt from certain federal securities law requirements, including the following:

•	Securities we issue or guarantee are “exempted securities” and may be sold without registration under the Securities Act;

•	We are excluded from the definitions of “government securities broker” and “government securities dealer” under the Exchange Act;

•	The Trust Indenture Act of 1939 does not apply to securities issued by us; and

•	We are exempt from the Investment Company Act of 1940 and the Investment Advisers Act of 1940, as we are an “agency, authority or instrumentality” of the U.S. for purposes of such Acts.
Legislative and Regulatory Developments
We discuss certain significant legislative and regulatory developments below. For more information regarding these and other legislative and regulatory developments that could affect our business, see “RISK FACTORS — Conservatorship and Related Matters” and “— Legal and Regulatory Risks.”
Legislation Related to Freddie Mac and its Future Status
Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near-term.
Congress held hearings and considered legislation on the future state of Freddie Mac, Fannie Mae and the housing finance system during 2014. A number of bills were introduced in Congress in 2014 relating to the future status of Freddie Mac, Fannie Mae, and the secondary mortgage market. None of the bills was considered by the full Senate or the full House of Representatives, although one of them (the “Housing Finance Reform and Taxpayer Protection Act of 2014,” also known as the Johnson-Crapo bill) was approved by the Senate Banking Committee in May 2014. Several of the bills considered by Congress (including the Johnson-Crapo bill) would have placed us into receivership and materially affected our business prior to our eventual liquidation.
Since these bills were not enacted prior to the adjournment of the 113th Congress, they would need to be reintroduced in the 114th Congress that began in January 2015 in order to be considered further. We do not know whether that will occur. However, it is likely that similar or new bills related to Freddie Mac, Fannie Mae and the future of the mortgage finance system will be introduced and considered in the 114th Congress. We cannot predict whether any of such bills will be enacted.
On January 27, 2015, the “Pay Back the Taxpayers Act of 2015” was introduced in the House Financial Services Committee. This bill would prohibit contributions by us and Fannie Mae to the Housing Trust Fund and the Capital Market Fund while we are in conservatorship or receivership. For more information, see “Federal Housing Finance Agency — Affordable Housing Allocations.”
For more information, see “RISK FACTORS — Conservatorship and Related Matters — The future status and role of Freddie Mac are uncertain.”

27	Freddie Mac

FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships
In May 2014, FHFA issued its 2014 Strategic Plan and the 2014 Conservatorship Scorecard. The 2014 Strategic Plan updated FHFA's vision for implementing its obligations as Conservator of Freddie Mac and Fannie Mae (the “Enterprises”). The 2014 Conservatorship Scorecard established objectives and performance targets and measures for 2014 for the Enterprises related to the strategic goals set forth in the 2014 Strategic Plan. On January 14, 2015, FHFA issued the 2015 Conservatorship Scorecard, which establishes objectives and performance targets and measures for 2015 for the Enterprises related to the strategic goals set forth in the 2014 Strategic Plan.
The 2014 Strategic Plan established three reformulated strategic goals for the conservatorships of Freddie Mac and Fannie Mae:

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
As part of the first goal, the 2014 Strategic Plan describes various steps related to increasing access to mortgage credit for credit-worthy borrowers. The 2014 Strategic Plan provides for the Enterprises to continue to play an ongoing role in supporting multifamily housing needs, particularly for low-income households. The plan states that FHFA will continue to impose a production cap on Freddie Mac’s and Fannie Mae’s multifamily businesses.
The second goal focuses on ways to transfer risk to private market participants and away from the Enterprises in a responsible way that does not reduce liquidity or adversely impact the availability of mortgage credit. The second goal provides for us to increase the use of single-family credit risk transfer transactions, continue using credit risk transfer transactions in the multifamily business and continue shrinking our mortgage-related investments portfolio consistent with the requirements in the Purchase Agreement, with a focus on selling less liquid assets.
The third goal includes the continued development of the Common Securitization Platform. FHFA refined the scope of this project to focus on making the new shared system operational for Freddie Mac’s and Fannie Mae’s existing single-family securitization activities. The third goal also provides for the Enterprises to work towards the development of a single (common) security.
We continue to align our resources and internal business plans to meet the goals and objectives provided to us by FHFA.
For information about the 2014 Conservatorship Scorecard, and our performance with respect to it, see “EXECUTIVE COMPENSATION — Compensation Discussion and Analysis.” For information about the 2015 Conservatorship Scorecard, see our current report on Form 8-K filed on January 15, 2015.
FHFA Request for Input on Proposed Single Security Structure
In August 2014, FHFA published a request for input on the proposed structure for a single security that would be issued and guaranteed by Freddie Mac or Fannie Mae. FHFA requested comment on all aspects of the proposed structure. Under FHFA’s proposal, the single security would leverage the enterprises’ existing security structures, and would encompass many of the pooling features of the current Fannie Mae mortgage backed security and most of the disclosure framework of the current Freddie Mac PC. FHFA stated that its goal for the proposed single security structure is for legacy Freddie Mac PCs and legacy Fannie Mae mortgage backed securities to be fungible with the single security for purposes of fulfilling TBA contracts. FHFA also stated that the development of the single security will be a multi-year effort, and that FHFA, Freddie Mac and Fannie Mae will continue to seek input and work with stakeholders throughout the process to achieve the goal of improving overall secondary mortgage market liquidity while mitigating any risk of market disruption.
FHFA Request for Input on Guarantee Fees
In June 2014, FHFA published a request for input on the guarantee fees that we and Fannie Mae charge lenders. FHFA’s request for input included questions related to guarantee fee policy and implementation regarding the optimum level of guarantee fees required to protect taxpayers and implications for mortgage credit availability. We cannot predict what changes, if any, FHFA will require us to make to our guarantee fees as a result of this request.
FHFA Advisory Bulletin
In April 2012, FHFA issued Advisory Bulletin AB 2012-02, “Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention” (the “Advisory Bulletin”), which is applicable to Fannie Mae, Freddie Mac and the FHLBs. The Advisory Bulletin establishes guidelines for adverse classification and identification of specified single-family and multifamily assets and off-balance sheet credit exposures. The Advisory Bulletin indicates that this regulatory guidance considers and is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000.

28	Freddie Mac

Among other requirements, the Advisory Bulletin requires that we classify the portion of an outstanding single-family loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any credit enhancements, as a “loss” no later than when the loan becomes 180 days delinquent, except in certain specified circumstances (where our servicers are actively working with the borrowers on alternatives to allow them to stay in their homes and our data supports that the loans are not yet uncollectible). The Advisory Bulletin also requires us to charge off the portion of the loan classified as a “loss.” Prior to our adoption of the charge-off provisions of the Advisory Bulletin, we deemed a loan uncollectible at the time of foreclosure or other liquidation event (such as a deed-in-lieu of foreclosure or a short sale).
In May 2013, FHFA issued an additional Advisory Bulletin clarifying the implementation timeline for AB 2012-02, requiring that: (a) the asset classification provisions of AB 2012-02 should be implemented by January 1, 2014; and (b) the charge-off provisions of AB 2012-02 should be implemented no later than January 1, 2015. Effective January 1, 2014, we implemented the asset classification provisions of AB 2012-02, and we provide FHFA with this information on a quarterly basis. Effective January 1, 2015, we implemented the charge-off provisions.
Our adoption of the Advisory Bulletin did not have a material effect on our financial position or results of operations. As a result of our implementation of the Advisory Bulletin as of January 2015, our allowance for loan losses on the affected loans was eliminated and the corresponding recorded investment was reduced by the amount charged off.
Employees
At February 5, 2015, we had 4,957 full-time and 50 part-time employees. Our principal offices are located in McLean, Virginia.
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
Freddie Mac’s securities offerings are exempted from SEC registration requirements. As a result, we do not file registration statements or prospectuses with the SEC with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report these types of obligations either in offering circulars (or supplements thereto) that we post on our website or in a current report on Form 8-K, in accordance with a “no-action” letter we received from the SEC staff. In cases where the information is disclosed in an offering circular posted on our website, the document will be posted within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.
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

29	Freddie Mac

the conservatorship, our current expectations and objectives for our single-family, multifamily, and investment businesses, our loan workout initiatives and other efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, and our results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “possible,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” section of this Form 10-K, and:

•
the actions the U.S. government (including FHFA, Treasury, and Congress) may take, or require us to take, including to further support the housing recovery or to implement FHFA’s Conservatorship Scorecards and other objectives for us and Fannie Mae;

•	the effect of the restrictions on our business due to the conservatorship and the Purchase Agreement, including our dividend obligation on the senior preferred stock;

•	our ability to maintain adequate liquidity to fund our operations;

•	changes in our charter or in applicable legislative or regulatory requirements (including any legislation affecting the future status of our company);

•
changes in the fiscal and monetary policies of the Federal Reserve, including any changes to its policy of maintaining sizable holdings of mortgage-related securities and any future sales of such securities;

•	the success of our efforts to mitigate our losses on our Legacy single-family books and our investments in non-agency mortgage-related securities;

•	the success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS and other credit risk transfer transactions;

•	our ability to maintain the security of our operating systems and infrastructure (e.g., against cyber attacks);

•	changes in economic and market conditions, including changes in employment rates, interest rates, yield curves, mortgage and debt spreads, and home prices;

•	changes in the U.S. residential mortgage market, including changes in the supply and type of mortgage products (e.g., refinance versus purchase, and fixed-rate versus ARM);

•	our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	the adequacy of our risk management framework;

•	our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

•	our ability to manage interest-rate and other market risks, including the availability of derivative financial instruments needed for risk management purposes;

•	changes or errors in the methodologies, models, assumptions and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs and multifamily K Certificates);

•	changes in the practices of loan originators, investors and other participants in the secondary mortgage market; and

•	other factors and assumptions described in this Form 10-K, including in the “MD&A” section.
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
Our future is uncertain. It is likely that future legislative or regulatory action will materially affect our role, business model, structure, and results of operations. Some or all of our functions could be transferred to other institutions, and we could cease to exist as a stockholder-owned company or at all. If any of these events were to occur, our shares could further diminish

30	Freddie Mac

in value, or cease to have any value, and there can be no assurance that our stockholders would receive any compensation for such loss in value.
Several bills were introduced in Congress in 2013 and 2014 concerning the future status of Freddie Mac, Fannie Mae, and the mortgage finance system, including bills which provided for the wind down of Freddie Mac and Fannie Mae. The Administration has recommended reducing the role of Freddie Mac and Fannie Mae and ultimately winding down both companies.
The conservatorship is indefinite in duration. The timing and likelihood of our emerging from conservatorship are uncertain, as are the circumstances under which that might occur. Termination of the conservatorship (other than in connection with receivership) also requires Treasury’s consent under the Purchase Agreement. There can be no assurance about whether, and under what circumstances, Treasury would give such consent. It is possible that the conservatorship will end with us being placed into receivership. Even if the conservatorship is terminated, we would remain subject to the Purchase Agreement and the senior preferred stock. In addition, because Treasury holds a warrant to acquire almost 80% of our common stock for nominal consideration, the company could effectively remain under the control of the U.S. government even if the conservatorship is ended and the voting rights of common stockholders are restored.
During 2013 and 2014, a number of lawsuits were filed against the U.S. government challenging certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. This may add to the uncertainty surrounding our future.
For more information, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments,” “ITEM 3. LEGAL PROCEEDINGS,” and “NOTE 17: LEGAL CONTINGENCIES.”
 We may request additional draws under the Purchase Agreement in future periods.
We may request additional draws under the Purchase Agreement in future periods. The need for any such future draws will be determined by a variety of factors that could adversely affect our net worth or our ability to generate comprehensive income, including the following:

•	declines in home prices;

•	the success of our foreclosure prevention and loss mitigation efforts;

•
adverse changes in interest rates, yield curves, implied volatility or mortgage spreads, which could affect derivatives and mortgage-related securities held by us and increase realized and unrealized losses recorded in earnings or AOCI;

•
the required reductions in the size of our mortgage-related investments portfolio or reductions of higher yielding assets, and other limitations on our investment activities that reduce our earnings capacity;

•	restrictions on our single-family guarantee activities that could reduce our income from these activities;

•	restrictions on the volume of multifamily business we may conduct or other limits on multifamily business activities that could reduce our income from these activities;

•	adverse changes in our liquidity or funding costs, or limitations in our access to public debt markets;

•	changes in accounting practices or guidance;

•
effects of the MHA Program and other government initiatives, including any future requirements to forgive the principal amount of loans, which could increase the likelihood of prepayment of mortgages and potentially reduce our net interest income;

•
changes in housing or economic conditions, legislation, or other factors that affect our assessment of our ability to realize our net deferred tax asset, and cause us to establish a valuation allowance against our net deferred tax asset;

•	changes in business practices resulting from legislative and regulatory developments or direction from our Conservator; or

•	reductions in corporate tax rates resulting in an inability to realize our net deferred tax asset at its current book value.
We cannot retain capital from the earnings generated by our business operations, as a result of the net worth sweep dividend. This increases the likelihood of draws in future periods, particularly as the permitted Capital Reserve Amount (which is $1.8 billion for 2015) declines over time. Any future draws we take will reduce the amount of available funding remaining under the Purchase Agreement, which was $140.5 billion as of December 31, 2014. Additional draws and corresponding increases in the already substantial liquidation preference of our senior preferred stock ($72.3 billion as of December 31, 2014), along with the limited flexibility we have to redeem it, may add to the uncertainty regarding our long-term financial sustainability.
We are under the control of FHFA, and our business activities are subject to significant restrictions. We may be required to take actions that materially adversely affect our business and financial results.
We may be required to undertake activities that are unprofitable, difficult to implement, expose us to additional credit and other risks, or otherwise adversely affect our business and financial results over the short- or long-term. We are under the

31	Freddie Mac

control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines our strategic direction. FHFA has required us to make changes to our business that have adversely affected our financial results, and could require us to make additional changes at any time. Other agencies of the U.S. government and Congress also could require us to take actions that adversely affect our business and financial results.
FHFA may require us to provide additional support for the mortgage market in a manner that serves our public mission, but that adversely affects our financial results, such as investing in the common securitization platform or engaging in more expensive foreclosure prevention efforts. From time to time, FHFA and Treasury have prevented us from engaging in business activities or transactions that we believe would benefit our business and financial results, and may do so in the future. FHFA may require us to engage in activities that are operationally difficult to implement, such as building the common securitization platform, implementing the single (common) security, and other initiatives under the Conservatorship Scorecards. FHFA could also take a number of actions that could materially adversely affect us, such as limiting the amount of securities we could sell or further limiting the size of our mortgage-related investments portfolio.
We currently face a variety of different, and potentially competing, business objectives and FHFA-mandated activities (e.g., the initiatives we are pursuing under the Conservatorship Scorecards). It may be difficult for us to devote sufficient resources and management attention to these multiple priorities, some of which present significant operational challenges to us. See “BUSINESS — Executive Summary — Our Primary Business Objectives” for more information.
The Purchase Agreement and terms of the senior preferred stock include significant restrictions on our ability to manage our business, including limitations on the amount of indebtedness we may incur, the size of our mortgage-related investments portfolio, and the circumstances in which we may pay dividends, transfer certain assets, raise capital, and pay down the liquidation preference of the senior preferred stock. These limitations could have a material adverse effect on our future results of operations and financial condition. As a result of the net worth sweep dividend provisions of the senior preferred stock, we cannot retain capital from the earnings generated by our business operations or return capital to stockholders other than Treasury. The Purchase Agreement prohibits us from taking a variety of actions without Treasury's consent. Treasury has the right to withhold its consent for any reason and is not required to consider any particular factors, including whether or not management believes that the transaction would benefit the company. The warrant held by Treasury, the restrictions on our business under the Purchase Agreement, and the senior status and net worth dividend provisions of the senior preferred stock also could adversely affect our ability to attract new private sector capital in the future should the company be in a position to do so.
 Our regulator may, and in some cases must, place us into receivership, which would result in the liquidation of our assets; if this occurs, there may not be sufficient funds to pay the claims of the company, repay the liquidation preference of our preferred stock, or make any distribution to the holders of our common stock.
We could be put into receivership at the discretion of the Director of FHFA at any time for a number of reasons set forth in the GSE Act. In addition, FHFA could be required to place us in receivership if Treasury is unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth. Treasury might not be able to provide the requested funding if, for example, the U.S. government were shut down or reached its borrowing limit. For more information, see "BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership."
A receivership would terminate the conservatorship. The appointment of FHFA as our receiver would terminate all rights and claims that our stockholders and creditors may have against our assets or under our charter arising as a result of their status as stockholders or creditors, other than the potential ability to be paid upon our liquidation. Unlike conservatorship, the purpose of which is to conserve our assets and return us to a sound and solvent condition, the purpose of receivership is to liquidate our assets and resolve claims against us. Bills considered by Congress in 2013 and 2014 provided for Freddie Mac to eventually be placed into receivership.
If our assets were liquidated, there is no assurance that there would be sufficient proceeds to pay the secured and unsecured claims of the company, repay the liquidation preference of any series of our preferred stock or make any distribution to the holders of our common stock. If we are placed into receivership and do not or cannot fulfill our guarantee to the holders of our mortgage-related securities, such holders could become unsecured creditors of ours with respect to claims made under our guarantee. Only after paying the secured and unsecured claims of the company, the administrative expenses of the receiver and the liquidation preference of the senior preferred stock would any liquidation proceeds be available to repay the liquidation preference of any other series of preferred stock. Finally, only after the liquidation preference of all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock.
If we are placed into receivership or no longer operate as a going concern, our basis of accounting would change to liquidation-based accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which could adversely affect our financial results. In addition, the amounts in AOCI would be reclassified to earnings.

32	Freddie Mac

The conservatorship and investment by Treasury have had, and will continue to have, a material adverse effect on our common and preferred stockholders.
The market price for our common stock and publicly traded classes of preferred stock declined substantially after we entered into conservatorship. As a result, the investments of our common and preferred stockholders lost substantial value, which they may never recover. Our shares could further diminish in value, and may not have any value in the long-term.
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

•
Our future profits will effectively be distributed to Treasury. Under the Purchase Agreement and the terms of the senior preferred stock, we are required to pay quarterly dividends to Treasury equal to the amount, if any, by which our Net Worth Amount exceeds a permitted Capital Reserve Amount that decreases to zero over time. Accordingly, our future profits will effectively be distributed to Treasury. Therefore, the holders of our common stock and non-senior preferred stock will not receive benefits that would otherwise flow from any such future profits.

•
Priority of Senior Preferred Stock. The senior preferred stock ranks senior to the common stock and all other series of preferred stock as to both dividends and distributions upon dissolution, liquidation or winding up of the company.

•
Dividends have been eliminated. The Conservator has eliminated dividends on Freddie Mac common and preferred stock (other than dividends on the senior preferred stock) during the conservatorship. In addition, under the Purchase Agreement, dividends may not be paid to common or preferred stockholders (other than on the senior preferred stock) without the consent of Treasury, regardless of whether we are in conservatorship.

•
Warrant may substantially dilute investment of current stockholders. If Treasury exercises its warrant to purchase shares of our common stock equal to 79.9% of the total number of shares outstanding on a fully diluted basis, the ownership interest in the company of our then existing common stockholders will be substantially diluted. Existing common stockholders have no assurance that, as a group, they will be able to control the election of our directors or the outcome of any other vote after the time, if any, that the conservatorship ends and the voting rights of the common stockholders are restored.

Competitive and Market Risks
Our level of earnings in recent periods is not sustainable over the long term.
The level of our earnings in 2013 and 2014 is not sustainable over the long term. Our 2013 financial results included a very large benefit related to the release of the valuation allowance against our deferred tax assets. Our 2013 and 2014 financial results included large amounts of income from settlements of representation and warranty claims arising out of our loan purchases and settlements of non-agency mortgage-related securities litigation. We do not expect any future settlements of representation and warranty claims related to our pre-conservatorship loan purchases to have a significant effect on our financial results. Our 2013 financial results, particularly the level of loan loss provisioning, also benefited from a high level of home price appreciation.
In addition, declines in the size of our mortgage-related investments portfolio, as required by FHFA and the Purchase Agreement, will reduce our earnings over the long term. We are subject to significant limitations on our investment activity, including a requirement to reduce the size of our mortgage-related investments portfolio, and significant constraints on our ability to purchase or sell mortgage assets. These limitations will reduce the earnings capacity of our mortgage-related investments portfolio. In addition, many of our mortgage investments do not trade in a liquid secondary market. In some cases, the size of our holdings relative to normal market activity is large enough that, if we were to attempt to sell a significant quantity of these assets, market pricing could be significantly disrupted and the price we ultimately realize may be materially lower than the value at which we carry these investments on our consolidated balance sheets. We can provide no assurance that the cap on our mortgage-related investments portfolio will not, over time, force us to sell mortgage assets at unattractive prices or that our current strategies will not have an adverse impact on our business or financial results. For more information, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
Due to the reduced earnings capacity of our mortgage-related investments portfolio, we will have to place greater emphasis on our guarantee activities to generate revenue. However, our ability to generate revenue through guarantee activities may be limited for a number of reasons. We may be required to adopt business practices that help serve our public mission and other non-financial objectives, but that may negatively affect our future financial results. We must obtain FHFA’s approval to implement across-the-board increases in our guarantee fees, and there can be no assurance FHFA will approve any such increase requests in the future. The combination of the restrictions on our business activities and our potential inability to generate sufficient revenue through our guarantee activities to offset the effects of those restrictions may have an adverse effect on our results of operations and financial condition.

33	Freddie Mac

Our single-family credit guarantee and multifamily mortgage portfolios are subject to mortgage credit risks, including mortgage credit risk relating to off-balance sheet arrangements; credit costs related to these risks could adversely affect our financial results.
Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or guarantee, exposing us to the risk of credit losses and credit-related expenses. We are primarily exposed to mortgage credit risk with respect to the single-family and multifamily loans and securities that we own or guarantee. We are also exposed to mortgage credit risk with respect to securities and guarantee arrangements that are not reflected as assets on our consolidated balance sheets. These relate primarily to: (a) Freddie Mac mortgage-related securities backed by multifamily loans (e.g., K Certificates we guarantee); (b) certain single-family Other Guarantee Transactions; and (c) other guarantee commitments, including long-term standby commitments and liquidity guarantees.
We expect our single-family credit losses to remain elevated in the near term in part due to the substantial number of delinquent and underwater (i.e., where the borrower's debt on the property is greater than its market value) mortgage loans in our single-family credit guarantee portfolio that will likely be resolved. We also continue to have significant amounts of mortgage loans in our single-family credit guarantee portfolio with certain characteristics, such as Alt-A loans, interest-only loans, option ARM loans, loans with original LTV ratios greater than 90%, and loans to borrowers with credit scores less than 620 at the time of origination, that expose us to greater credit risk than other types of mortgage loans. See “Table 45 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio” for more information.
Our loan loss reserves may not reflect the total of all future credit losses we will ultimately incur with respect to the single-family and multifamily mortgage loans we currently own or guarantee. Pursuant to GAAP, our reserves only reflect probable losses we believe we have already incurred as of the balance sheet date. Accordingly, it is likely that the credit losses we ultimately incur on the loans we currently own or guarantee will exceed the amounts we have already reserved for such loans. If we were to experience another recession or another sharp drop in home prices, it is possible that the credit losses we ultimately incur related to such an event could be larger, perhaps substantially larger, than our current loan loss reserves.
We use certain credit enhancements (e.g., mortgage insurance and risk transfer transactions) to mitigate some of our potential credit losses. However, such credit enhancements may provide less protection than we expect. Our ability to use certain types of risk transfer transactions (and the cost to us of doing so) could change rapidly, depending on market conditions. Some of our risk transfer transactions (e.g., STACRs and ACIS) are new, and it is uncertain if there will be adequate demand for these products over the long term. For more information, see "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement."
For more information on our mortgage credit risk with respect to single-family and multifamily loans and our use of credit enhancements, see “MD&A — RISK MANAGEMENT — Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile" and " — Multifamily Mortgage Credit Risk Profile.”
We face significant risks related to our delegated underwriting process for single-family mortgages, including risks related to data accuracy and mortgage fraud. Recent changes to the process could increase our risks.
We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with sellers describe mortgage eligibility and underwriting standards, and the sellers represent and warrant to us that the mortgages they sell to us meet these standards. We do not independently verify most of the information that is provided to us before we purchase a loan. This exposes us to the risk that one or more of the parties involved in a transaction (such as the borrower, seller, broker, appraiser, title agent, loan officer, lender or servicer) will misrepresent the facts about the underlying property, borrower, or loan, or otherwise engage in fraud. While we review a sample of these loans to determine if they are in compliance with our contractual standards, there can be no assurance that this will detect any misrepresented facts or deter mortgage fraud, or otherwise reduce our exposure to these risks. We are also exposed to fraud by third parties in the mortgage servicing function, particularly with respect to sales of REO properties, short sales, and other dispositions of non-performing assets.
In 2013 and 2014, we significantly revised our representation and warranty framework by relieving sellers of certain repurchase obligations in specific cases. We may face greater exposure to credit and other losses under this revised framework because our ability to seek recovery or repurchase from the seller is more limited. As a result of these changes to the framework, it is critical that we identify breaches of representations and warranties early in the life of the loan. This represents a significant change in practice and presents a number of operational and systems challenges. We have not fully implemented systems and processes designed to do this. Once fully implemented, there is a risk that such systems and processes will not enable us to identify all breaches within the accelerated timelines. For more information, see “BUSINESS — Our Business — Our Business Segments — Single-Family Guarantee Segment — Underwriting Requirements, Quality Control Standards, and the Representation and Warranty Framework.”

34	Freddie Mac

We are exposed to significant credit risk related to the subprime, Alt-A, and option ARM loans that back the non-agency mortgage-related securities we hold in our mortgage-related investments portfolio.
Our investments in non-agency mortgage-related securities include securities that are backed by subprime, Alt-A, and option ARM loans. We also hold non-agency mortgage-related securities backed by manufactured housing loans and home equity lines of credit. The credit performance of the loans underlying these non-agency mortgage-related securities has declined since 2007, and although it has stabilized in recent periods, it remains weak. Our net income could be adversely affected if the population of non-agency mortgage-related securities that we intend to sell were to change or increase, as we would be required to immediately recognize in earnings any unrealized losses on such securities. This population could change or increase for a number of reasons, including as a result of changes in economic condition or our plans for the securities.
Since 2007, our net worth has at times been adversely affected by declines in the fair value of these investments. We may experience additional fair value declines and losses in the future due to a number of factors, including increased delinquency and loss rates on the underlying loans. The quality of the servicing performed on the underlying loans can significantly affect the performance of these securities, including the timing and amount of losses incurred on the underlying loans and thus the timing and amount of losses we recognize on our securities. Our ability to influence servicing performance is limited. In addition, there is a general lack of transparency in the market for the non-agency mortgage-related securities we hold, and the information disclosed by the trustees of the trusts that issued these securities is often not sufficient to allow us to adequately analyze decisions made by servicers that may directly affect the cash flows on such securities. The servicing of the loans is significantly concentrated among several specialty servicers, which may increase this risk. These specialty servicers are non-depository financial institutions, and may not have the same financial strength, internal controls or operational capacity as depository servicers. Any credit enhancements covering these securities may not prevent us from incurring losses.
For more information, see “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities,” "RISK MANAGEMENT — Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile," and "— Institutional Credit Risk Profile — Agency and Non-Agency Mortgage-Related Security Issuers."
Declines in U.S. home prices or other adverse changes in the U.S. housing market could negatively impact our business and financial results.
Our financial results and business volumes can be negatively affected by declines in home prices and other adverse changes in the housing market. Although the single-family housing market improved in 2014, our credit losses remained high compared to levels before 2009, in part because home prices have experienced significant cumulative declines in many geographic areas since 2006. While we currently believe that home price growth rates will continue to moderate gradually during the near term and will return towards growth rates that are consistent with long-term historical averages (approximately 2 to 5 percent per year), there can be no assurance that this will occur.
We prepare internal forecasts of future home prices, which we use for certain business activities, including: (a) hedging prepayment risk; (b) estimating expected costs of new guarantee business; and (c) conducting portfolio activities. If future home prices are lower than our forecasts, this could cause the return we earn on new single-family guarantee business to be less than expected. In addition, home price changes that differ from our forecasts could affect prepayments and cause us to incorrectly hedge prepayment risk. This could also result in higher losses due to other-than-temporary impairments on our investments in non-agency mortgage-related securities (which would be recognized in earnings) or fair value declines on our investments in non-agency mortgage-related securities (which would be recognized in AOCI). For more information, see “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Our business volumes (i.e., mortgage loan purchases and guarantee issuances) are closely tied to the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market, and the amount of new mortgage originations. Total residential mortgage debt declined approximately 0.3% in the first nine months of 2014 (the most recent data available) compared to a decline of approximately 1% in 2013.
While the multifamily market has experienced strong rent growth and occupancy trends in the past five years, these trends are not likely to continue at their current pace as apartment fundamentals are already very favorable, with vacancy rates near their lowest level since 2001. New supply of multifamily housing has been increasing in recent periods and could potentially outpace demand, which could result in excess supply and rising vacancy rates. Any softening of multifamily markets could cause delinquencies and credit losses relating to our multifamily activities to increase beyond our current expectations.
We could incur significant losses in the event of a major natural disaster or other catastrophic event.
We own or guarantee mortgage loans and own REO properties throughout the United States. A major natural or environmental disaster or similar catastrophic event in a regional geographic area of the United States could damage or destroy residential real estate underlying mortgage loans we own or guarantee, or negatively affect the ability of homeowners to continue to make payments on mortgage loans we own or guarantee. In turn, this could increase our serious delinquency rates and average loan loss severity in the affected region, which could have a material adverse effect on our business and financial

35	Freddie Mac

results. Such an event could also damage or destroy REO properties we own. We may not have insurance coverage for some of these catastrophic events.
We depend on our institutional counterparties to provide services that are critical to our business, and our financial results may be adversely affected if one or more of our counterparties do not meet their obligations to us.
We face the risk that one or more of the institutional counterparties that has entered into a business contract or arrangement with us may fail to meet its obligations to us. Our important institutional counterparties include seller/servicers, mortgage insurers, insurers and reinsurers in ACIS transactions, bond insurers, and counterparties to derivatives and short-term lending and other funding transactions.
A significant failure by a major institutional counterparty could harm our business and financial results in a variety of ways, as many of our major counterparties provide several types of services to us. The concentration of our exposure to our counterparties remains high, and we continue to face challenges in reducing our risk concentrations with counterparties. Efforts we take to reduce exposure to financially weak counterparties could concentrate our exposure to other counterparties, and increase our costs and reduce our revenue. Challenging market conditions have, at times, adversely affected the liquidity and financial condition of our counterparties, and some of our major counterparties have failed. Similar events may occur in future periods. Many of our counterparties are subject to increasingly complex regulatory requirements and oversight, which place additional stress on their resources.
Our business could be adversely affected if counterparties to derivatives and short-term lending and other transactions fail to meet their obligations to us.
We have significant exposure to institutions in the financial services industry relating to derivatives, funding, short-term lending, securities and other transactions. These transactions are critical to our business, including our ability to: (a) manage interest rate and other risks related to our investments in mortgage-related assets; (b) fund our business operations; and (c) service our customers. In addition, we face the risk of operational failure of any of the clearing members, exchanges, clearinghouses, or other financial intermediaries we use to facilitate these transactions. If a clearing member or clearinghouse were to fail, we could experience losses related to any collateral we had posted with such clearing member or clearinghouse to cover initial or variation margin. Similarly, if our counterparties in short-term lending transactions fail, we have exposure to losses if the transaction is unsecured or the value of the collateral posted to us is insufficient. We believe most of our derivative portfolio and cash and other investments portfolio counterparties are exposed to fiscally troubled European countries. It is possible that continued adverse developments in the Eurozone could significantly affect such counterparties. In turn, this could adversely affect their ability to meet their obligations to us.
For more information, see “MD&A — RISK MANAGEMENT — Credit Risk Overview — Institutional Credit Risk Profile — Cash and Other Investments Counterparties” and “— Derivative Counterparties.”
Our financial results may be adversely affected if mortgage seller/servicers fail to perform their repurchase and other obligations to us.
Our servicers perform the primary servicing function on our behalf with respect to single-family loans. Our servicers play an active role in our loss mitigation efforts, as we rely on them to perform loan workout activities as well as foreclosures on loans that they service for us. A decline in their performance could affect the overall quality of our credit performance (including by missing opportunities for repayment plans and mortgage modifications), which could significantly affect our ability to mitigate credit losses.
Our credit losses could increase to the extent that our servicers do not fully perform their servicing obligations in a timely manner. The risk of such a decline in performance remains high due to a number of factors, including the continued high volume of seriously delinquent loans and the fact that the servicing function has become significantly more complex since the onset of the housing and economic downturn. We could be adversely affected if our servicers lack appropriate controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans (including as a result of legal or regulatory actions or ratings downgrades). Any efforts we take to attempt to improve our servicers’ performance (such as requiring that they pay us compensatory fees for underperformance) could adversely affect our relationships with such servicers, many of which also sell loans to us.
If a servicer does not fulfill its servicing obligations (including its repurchase or other responsibilities), we may seek to recover the amounts that such servicer owes us, such as by attempting to sell the applicable mortgage servicing rights to a different servicer and applying the proceeds to such owed amounts. However, we face the risk that we might not receive a sufficient price for the mortgage servicing rights or that we may be unable to find buyers who are willing to assume the representations and warranties of the former servicer and who have sufficient capacity to service the affected mortgages. This option may be difficult to accomplish with respect to our larger seller/servicers due to the operational and capacity challenges presented by transfers of large servicing portfolios.
We require seller/servicers to make certain representations and warranties regarding the loans they sell to us and/or service for us. If loans are sold to us in breach of those representations and warranties, we may have the contractual right to require the seller/servicer to repurchase those loans from us. We also may have other contractual remedies, including the right

36	Freddie Mac

to be indemnified against losses on the loans. We have similar rights and remedies with respect to loans that seller/servicers service on our behalf. If a seller/servicer does not satisfy its contractual obligations to us with respect to a loan, we will be subject to the full range of credit risks if the loan fails to perform, including the risk that a mortgage insurer may deny or rescind coverage on the loan (if the loan is insured) and the risk that we will incur credit losses on the loan through the workout or foreclosure process. It may be difficult, expensive, and time-consuming to enforce (through the exercise of contractual remedies, including legal proceedings) a seller/servicer's repurchase obligations, in the event a seller/servicer fails to perform such obligations.
During 2013 and 2014, we entered into a number of agreements with sellers to resolve certain existing and future repurchase obligations, and we may enter into additional agreements with sellers or servicers in the future. The amounts we receive under any such agreements may be less than the losses we ultimately incur on the underlying loans.
If, as we expect, origination volume remains low and there is a change in the mix of originations (refinance vs. purchase) in 2015, the competitive and financial pressures on single-family sellers and servicers could increase, thereby increasing our counterparty risk with respect to these entities.
Over the last several years, our exposure to non-depository and smaller financial institutions has increased. We are acquiring a greater portion of our single-family business volume directly from these types of institutions. In addition, specialty servicers (i.e., companies that specialize in servicing troubled loans) service a large share of our single-family loans, and many of these specialty servicers are non-depository financial institutions. These non-depository and smaller financial institutions may not have the same financial strength, internal controls or operational capacity as our large single-family mortgage seller and servicer counterparties (which are depository institutions). As a result, we face increased risk that these counterparties could fail to perform their obligations to us. In particular, non-depository servicers have experienced rapid growth in their servicing portfolios in the last several years. This could expose us to increased risks in the event that the rapid growth results in operational strains that adversely affect their servicing performance or weakens their financial strength. Certain non-depository specialty servicers, particularly subsidiaries and/or affiliates of Ocwen Financial Corp., have recently been the subject of significant adverse regulatory scrutiny, and Ocwen’s credit rating has been downgraded.
Our seller/servicers also have a significant role in servicing loans in our multifamily mortgage portfolio. We are exposed to the risk that multifamily seller/servicers could come under financial pressure, which could potentially cause degradation in the quality of the servicing they provide us, including their monitoring of each property’s financial performance and physical condition.
For more information, see “MD&A — RISK MANAGEMENT — Credit Risk Overview —Institutional Credit Risk Profile — Single-family Mortgage Seller/Servicers” and “— Multifamily Mortgage Seller/Servicers.”
Our losses could increase if more of our mortgage or bond insurers become insolvent or fail to perform their obligations to us.
We are unlikely to receive full payment of our claims from several of our mortgage insurers (that insure some of the single-family mortgages we purchase or guarantee) and bond insurers (that insure certain of the non-agency mortgage-related securities we hold), as they are insolvent or are not paying us in full for claims under mortgage and bond insurance policies. Instead, a significant portion of their claims are generally recorded by us as deferred payment obligations. It is possible that these companies may never pay us in full for our claims. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers” and “— Bond Insurers.”
We also remain exposed to the risk that some of our other mortgage or bond insurance counterparties could become insolvent or fail to fully perform their obligations to us. The weakened financial condition and liquidity position of many of these other counterparties increases the risk that they will fail to fully reimburse us for claims under the insurance policies.
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
A mortgage insurer may make business decisions that could increase the risk that the insurer would be unable to fully perform its obligations to us. For example, an insurer could improperly forecast the risks associated with a given group of loans, which could lead the insurer to charge lower prices for insuring those loans than are necessary to cover the risk. Over the long term, this could result in the insurer not having sufficient financial resources to pay all claims when due.
If a bond insurer were to become insolvent, it is likely that we would not fully collect our claims from the insurer and that payment of such claims could be delayed significantly. This would affect our ability to recover certain unrealized losses on our

37	Freddie Mac

investments in non-agency mortgage-related securities. We evaluate the expected recovery from primary bond insurance policies as part of our impairment analysis for our investments in securities. If a bond insurer’s performance with respect to its obligations on our investments in securities is worse than expected, this could contribute to additional net impairment of those securities.
For more information, see “MD&A — RISK MANAGEMENT — Credit Risk Overview — Institutional Credit Risk Profile — Mortgage Insurers” and “— Bond Insurers.”
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
We also compete with other financial institutions that retain or securitize mortgages, such as commercial and investment banks, dealers, thrift institutions, and insurance companies. In recent years, FHFA took a number of actions designed to encourage these other financial institutions to increase their activities in the mortgage market (e.g., increasing our guarantee fees in 2012), and could take additional actions in the future.
Because of these actions and given that our base fees charged for our guarantee do not vary for differing LTV ratios or credit scores, there is a risk that financial institutions may buy, or originate, and then retain loans on their balance sheet, or otherwise seek to structure financial transactions that result in our loan purchases having a higher proportion of lower credit scores and higher LTV ratios. While we compensate ourselves for higher levels of risk through charging of upfront delivery fees, the seller may elect to retain loans with better credit characteristics, which could result in us having lower overall purchase volumes, revenues, and returns (as a result of a more adverse credit risk profile).
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
We could be prevented from competing efficiently and effectively by competitors who use their patent portfolios to prevent us from using necessary business processes and products, or require us to pay significant royalties to use those processes and products.
As multifamily market fundamentals have improved over recent years, more life insurers, banks, CMBS conduits, and other market participants have increased their activities in the multifamily market, and as a result we have faced increased competition. In addition, FHFA may take actions that could encourage further competition.
Our activities may be adversely affected by limited availability of financing and increased funding costs.
The amount, type and cost of our unsecured funding, including financing from other financial institutions and the capital markets, directly affects our interest expense and results of operations. A number of factors could make such financing more difficult to obtain, more expensive or unavailable on any terms, or could cause spreads to widen, both domestically and internationally, including:

•	changes in U.S. government support for us;

•	reduced demand for our debt securities;

38	Freddie Mac

•	competition for debt funding from other debt issuers; and

•	other market factors.
Our ability to obtain funding in the public unsecured debt markets or by pledging mortgage-related and other securities as collateral to other institutions could cease or change rapidly, and the cost of available funding could increase significantly, due to changes in market interest rates, market confidence, operational risks and other factors. We may incur costs, including potentially higher funding costs, for our liquidity management practices and procedures. There can be no assurance that such practices and procedures would provide us with sufficient liquidity to meet our ongoing cash obligations under all circumstances. In particular, we believe that our liquidity contingency plans may be difficult or impossible to execute during a liquidity crisis or period of significant market turmoil. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be eliminated or significantly impaired, as our alternative sources of liquidity (e.g., cash and other investments) may not be sufficient to meet our liquidity needs.
We make extensive use of the Federal Reserve's payment system in our business activities. The Federal Reserve requires that we fully fund accounts at the Federal Reserve Bank of New York to the extent necessary to cover cash payments on our debt and mortgage-related securities each day, before the Federal Reserve Bank of New York, acting as our fiscal agent, will initiate such payments. Although we seek to maintain sufficient intraday liquidity to fund our activities through the Federal Reserve's payment system, we have limited access to cash once the debt markets are closed for the day. Insufficient cash may cause our account to be overdrawn, potentially resulting in penalties and reputational harm.
Prolonged wide spreads on long-term debt could cause us to reduce our long-term debt issuances and increase our reliance on short-term and callable debt issuances. This increased reliance could increase rollover risk (i.e., the risk that we may be unable to refinance our debt when it becomes due) and result in a greater use of derivatives. This greater use of derivatives could increase the volatility of our comprehensive income.
Our mortgage-related investments portfolio has contracted significantly since we entered into conservatorship. A significant portion of the assets remaining in the portfolio are those we consider to be less liquid, and our ability to use these assets as a significant source of liquidity (for example, through sales or use as collateral in secured lending transactions) is limited.
We pay net worth sweep dividends to Treasury on the senior preferred stock on a quarterly basis. The amount of the net worth sweep dividend could vary substantially from quarter to quarter for a number of reasons, including as a result of non-cash changes in net worth. It is possible that, due to non-cash increases in net worth, the amount of our dividend for a quarter could exceed the amount of available cash, which could have an adverse effect on our financial results.
Changes in U.S. Government Support
Treasury supports us through the Purchase Agreement and Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority. Unlike certain of our competitors, we do not have access to the Federal Reserve's discount window. Changes or perceived changes in the U.S. government’s support of us could have a severe negative effect on our access to the unsecured debt markets and our debt funding costs. While we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the unsecured debt markets and to have adequate liquidity to conduct our normal business activities, our access to the unsecured debt markets and the costs of our debt funding could be adversely affected by a number of factors, including: (a) uncertainty about the future of the GSEs; (b) debt investors' concerns that the risk of receivership is increasing; and (c) future draws that significantly reduce the amount of available funding remaining under the Purchase Agreement. For more information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Capital Resources, the Purchase Agreement, and the Dividend Obligation on the Senior Preferred Stock.”
Demand for Debt Funding
If investor demand for our debt securities were to decrease, our liquidity, business, and results of operations could be materially adversely affected. The willingness of domestic and foreign investors to purchase and hold our debt securities can be influenced by many factors, including changes in the world economy, changes in foreign-currency exchange rates, regulatory and political factors, as well as the availability of and investor preferences for other investments. If investors were to divest their holdings or reduce their purchases of our debt securities, our funding costs could increase and our business activities could be curtailed. The market for our debt securities may become less liquid as the size of our mortgage-related investments portfolio declines, as we will be issuing fewer debt securities. This could lead to a decrease in demand for our debt securities and an increase in our funding costs.
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

39	Freddie Mac

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
Nationally recognized statistical rating organizations play an important role in determining the availability and cost of funding by means of the ratings they assign to issuers and their debt. Our credit ratings are important to our liquidity. We currently receive ratings from three nationally recognized statistical rating organizations (S&P, Moody’s, and Fitch) for our unsecured debt. These ratings are primarily based on the support we receive from Treasury, and therefore are affected by changes in the credit ratings of the U.S. government. Any downgrade in the credit ratings of the U.S. government would be expected to be followed by or accompanied by a downgrade in our credit ratings. In addition to a downgrade in the credit ratings of or outlook on the U.S. government, a number of other events could adversely affect our debt credit ratings, including actions by governmental entities, changes in government support for us, future GAAP losses, and additional draws under the Purchase Agreement. Any such downgrades could lead to major disruptions in the mortgage and financial markets and to our business due to lower liquidity, higher borrowing costs, lower asset values, and higher credit losses, and could cause us to experience net losses and net worth deficits.
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
The price performance of our PCs relative to comparable Fannie Mae securities is one of Freddie Mac’s more significant risks and competitive issues, with both short- and long-term implications. Our PCs are an integral part of our mortgage purchase program. Our competitiveness in purchasing single-family mortgages from our seller/servicers, and thus the volume and/or profitability of our new single-family guarantee business, can be directly affected by the price performance of our PCs relative to comparable Fannie Mae securities.
The profitability of our securitization financing and our ability to compete for mortgage purchases are affected by the price differential between PCs and comparable Fannie Mae securities. Freddie Mac fixed-rate PCs provide for faster scheduled monthly remittance of mortgage principal and interest payments to investors than Fannie Mae fixed-rate securities. However, our PCs have typically traded at prices below the level that we believe reflects the full value of their faster monthly remittance cycle, resulting in a pricing discount relative to comparable Fannie Mae securities. This difference in relative pricing creates an economic incentive for sellers to conduct a disproportionate share of their single-family business with Fannie Mae and negatively affects the financial performance of our business.
There may not be a liquid market for our PCs, which could adversely affect the price performance of PCs and our single-family market share. A significant reduction in our market share, and thus in the volume of mortgage loans that we securitize, or a reduction in the trading volume of our PCs, could further reduce the liquidity of our PCs. While we may employ a variety of strategies in an effort to support the liquidity and price performance of our PCs and may consider additional strategies, any such strategies may fail or adversely affect our business, or we may cease such activities if deemed appropriate. In addition, we believe the liquidity-related price differences between our PCs and comparable Fannie Mae securities are, in part, the result of factors that are largely outside of our control. (For example, the level of the Federal Reserve’s purchases of agency mortgage-related securities could affect the demand for and values of our PCs.) Thus, while we may employ strategies in an effort to address the liquidity-related price differences, we believe the strategies currently available to us may not reduce or eliminate these price differences over the long-term. A curtailment of mortgage-related investments portfolio purchases, sales, or retention activities may result in a decline in the volume and/or profitability of our new single-family guarantee business, lower comprehensive income, and an accelerated decline in the size of our total mortgage portfolio.
In certain circumstances, we compensate customers for the difference in price between our PCs and comparable Fannie Mae securities by reducing our guarantee fees, and this could adversely affect the volume and/or profitability of our new single-family guarantee business. We also incur costs in connection with our efforts to support the liquidity and price performance of our PCs, including by engaging in transactions that yield less than our target rate of return. For more information, see “BUSINESS — Our Business — Our Business Segments — Single-Family Guarantee Segment — Securitization Activities” and “— Investments Segment — Market Presence and PC Support Activities.”
In accordance with FHFA’s 2014 Strategic Plan and the 2014 and 2015 Conservatorship Scorecards, we are working towards the development of a single (common) security, which is designed to reduce the price performance disparities between Freddie Mac mortgage-related securities and Fannie Mae mortgage-related securities. This initiative is complex and involves significant cost and operational risk, and may require us to align our business processes more closely with those of Fannie Mae. There can be no assurance that this initiative will succeed in reducing the trading value disparities.
Our current Multifamily business model is highly dependent on our ability to finance purchased loans through securitization into K Certificates. A significant decrease in demand for K Certificates could have an adverse impact on the

40	Freddie Mac

profitability of the Multifamily business to the extent that our holding period for the loans increases and we are exposed to credit and market risks for a longer period of time. We employ a variety of strategies in an effort to support the liquidity of our K Certificates, and may consider additional strategies if deemed appropriate. From time to time, we purchase and sell both guaranteed K Certificates and related unguaranteed CMBS through our mortgage-related investments portfolio.
Changes in interest rates could negatively affect the fair value of financial assets and liabilities, our results of operations and net worth.
Our investment activities and credit guarantee activities expose us to interest rate and other market risks, including prepayment risk. Changes in interest rates could adversely affect our net interest yield, the value of our mortgage assets and derivatives, and the prepayment rate on mortgage loans we own or guarantee. We incur costs in connection with our efforts to manage these risks.
Our financial results can be significantly affected by changes in interest rates and changes in yield curves, especially results driven by financial instruments that are measured at fair value for accounting purposes either through earnings or in AOCI. These instruments include derivatives, trading securities, available-for-sale securities, loans held-for-sale, and loans and debt with the fair value option elected. In particular, while fair value changes in derivatives from fluctuations in interest rates, yield curves, and implied volatility affect comprehensive income, fair value changes in several of the types of assets and liabilities being economically hedged do not affect comprehensive income. Therefore, there can be timing mismatches affecting current period earnings, which may not be reflective of the economics of our business. When interest rates decrease, pay-fixed swaps decrease in value and receive-fixed swaps increase in value (with the opposite being true when interest rates increase).
Changes in interest rates may affect mortgage and debt spreads and also affect prepayment projections, thus potentially affecting the fair value of our assets, including our investments in mortgage-related assets. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. An increased likelihood of prepayment on the mortgages underlying our mortgage-related securities may adversely affect the value of these securities.
Increases in interest rates could increase other-than-temporary impairments on our investments in non-agency mortgage-related securities. Higher interest rates can result in a reduction in the benefit from expected structural credit enhancements on these securities.
When interest rates increase, our credit losses from loans with adjustable payment terms (e.g., ARM loans) may increase as borrower payments increase at their reset dates, which increases the borrower’s risk of default. Rising interest rates may also reduce the opportunity for these borrowers to refinance into a fixed-rate loan. Many borrowers may have additional debt obligations (such as home equity lines of credit and second liens) that also have adjustable payment terms. Increases in a borrower's payment on these other debt obligations (due to rising interest rates or a change in amortization) may increase the risk that the borrower may default on a loan we own or guarantee.
Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies of the federal government and its agencies. Federal Reserve policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. Interest rates can also fluctuate as a result of geopolitical events or changes in general economic conditions, including events or conditions that alter investor demand for Treasury or other fixed-income securities.
Changes in OAS could materially affect our results of operations and net worth.
Changes in market conditions, including changes in interest rates, liquidity, prepayment and/or default expectations, and the level of uncertainty in the market for a particular asset class may cause fluctuations in OAS. Our financial results and net worth can be significantly affected by changes in OAS, especially results driven by financial instruments that are measured at fair value for accounting purposes either through earnings or in AOCI. These instruments include trading securities, available-for-sale securities, loans held-for-sale, and loans with the fair value option elected. A widening of the OAS on a given asset, which is typically associated with a decline in the current fair value of that asset, may cause significant fair value losses, and may adversely affect our near-term financial results and net worth. Conversely, a narrowing or tightening of the OAS is typically associated with an increase in the current fair value of that asset, but may reduce the number of attractive investment opportunities in mortgage loans and mortgage-related securities, and could increase the cost of our activities to support our market presence and the price performance of our PCs. Consequently, a tightening of the OAS may adversely affect our future financial results and net worth.
While wider spreads might create favorable investment opportunities, we are limited in our ability to take advantage of any such opportunities due to various restrictions on our mortgage-related investments portfolio activities. See “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
Negative publicity causing damage to our reputation could adversely affect our business, financial results or net worth.
Negative public opinion could adversely affect our ability to keep and attract customers or otherwise impair our customer relationships, adversely affect our ability to obtain financing, impede our ability to hire and retain qualified personnel, hinder our business prospects, or adversely affect the trading price of our securities. Perceptions regarding the practices of our competitors, counterparties, and vendors, or the financial services and mortgage industries as a whole, may also adversely

41	Freddie Mac

affect our reputation. Damage to the reputation of third parties with whom we have important relationships may also impair market confidence in our business operations. In addition, negative publicity could expose us to greater regulatory scrutiny or adverse regulatory or legislative changes, and could affect changes that may occur to our business structure during or following conservatorship, including whether we will continue to exist.
Our efforts to reduce foreclosures, modify loan terms and refinance mortgages may adversely affect our financial results.
The servicing alignment initiative, MHA Program (which includes HAMP and HARP), and other loss mitigation activities are key components of our strategy for managing and resolving troubled assets and lowering credit losses. However, our loss mitigation strategies may not be successful and our credit losses may remain high. The costs we incur related to loan modifications and other activities have been, and will likely continue to be, significant. For example, with respect to our non-HAMP loan modifications, we bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, and all applicable servicer incentive fees.
We could be required or elect to make changes to our loss mitigation activities that could make these activities more costly to us, both in terms of credit expenses and the cost of implementing and conducting the activities. For example, we could be required to use principal forgiveness to achieve reduced payments for borrowers. This could further increase our costs, as we could bear some or all of the costs of such reductions.
Many loans are in the trial period of HAMP or our non-HAMP loan modification programs. A number of these loans will fail to complete the applicable trial period or qualify for our other loss mitigation programs. For these loans, the trial period will have effectively delayed the foreclosure process and could increase our losses.
Many of our HAMP loans have provisions for the interest rates, which initially were set at a below-market rate, to increase gradually until they reach the market rate that was in effect at the time of the modification. This increase in payments may increase the risk that these borrowers will default.
Mortgage modification initiatives, particularly any future focus on principal forgiveness, which at present we do not offer to borrowers, have the potential to change borrower behavior and mortgage underwriting. Principal reductions may create an incentive for borrowers who are current to become delinquent in order to receive a principal reduction. This incentive, coupled with continued high volumes of underwater mortgages, could significantly affect borrower attitudes towards homeownership, the commitment of borrowers to making their mortgage payments, the way the market values residential mortgage assets, the way in which we conduct business and, ultimately, our financial results.
Depending on the type of loss mitigation activities we pursue, those activities could result in accelerating or slowing prepayments on our PCs and REMICs and Other Structured Securities, either of which could affect the pricing of such securities or the earnings from mortgage-related assets we hold in our Investments segment mortgage investments portfolio. In addition, loss mitigation activities may adversely affect our ability to securitize and sell the loans subject to those activities (e.g., modified single-family mortgage loans).
Due to the impact of HARP and other refinance initiatives of Freddie Mac and Fannie Mae on prepayment expectations, we could experience declines in the fair values of certain agency security investments classified as available-for-sale or trading and lower net interest yields over time on other mortgage-related investments. Furthermore, HARP and similar programs make it harder to estimate prepayments, which could adversely affect our ability to hedge our mortgage-related investments.
We are devoting significant internal resources to the implementation of the servicing alignment initiative and the MHA Program. The costs we incur related to these initiatives have been, and will likely continue to be, significant. The size and scope of these efforts may also limit our ability to pursue other business opportunities or corporate initiatives.
For more information on our loss mitigation activities, see “BUSINESS — Our Business — Our Business Segments — Single-Family Guarantee Segment — Single-Family Loan Workouts and the MHA Program” and “MD&A — RISK MANAGEMENT — Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile — Managing Problem Loans.”
We have incurred, and will continue to incur, expenses and we may otherwise be adversely affected by delays and deficiencies in the single-family foreclosure process.
We have been, and will likely continue to be, adversely affected by delays and deficiencies in the foreclosure process. The average length of time for foreclosure of a Freddie Mac loan significantly increased since the onset of the housing and economic downturn, particularly in states that require a judicial foreclosure process, and may further increase. Delays in the foreclosure process could cause our expenses to increase for a number of reasons. For example, properties awaiting foreclosure could deteriorate until we acquire ownership of them. This would increase our expenses to repair and maintain the properties. Such delays may also adversely affect the values of, and our losses on, the non-agency mortgage-related securities we hold. Delays in the foreclosure process may also adversely affect trends in home prices regionally or nationally, which could adversely affect our financial results.
It is possible that mortgage insurance claims could be reduced or denied if servicers do not follow proper procedures in addressing seriously delinquent borrowers, including if servicers do not complete foreclosures within required timelines.

42	Freddie Mac

Delays in the foreclosure process could create fluctuations in our single-family credit statistics. For example, delays could temporarily increase the number of seriously delinquent loans that remain in our single-family mortgage portfolio, which could result in higher reported serious delinquency rates and a larger number of non-performing loans than would otherwise have been the case.
We may experience further losses relating to our assets that could materially adversely affect our financial results, liquidity and net worth.
We experienced significant losses relating to certain of our assets in recent years, including from significant declines in market value, impairments of our investment securities, declines in the value of REO properties and impairments on other assets. We may experience additional losses relating to our assets, including those that are currently AAA-rated, and the fair values of our assets may decline in the future. This could adversely affect our financial results, liquidity, and net worth. We may decide to pursue certain mortgage-related investments portfolio strategies for economic reasons that could result in the immediate recognition of losses, such as paying a premium to repurchase debt or engaging in certain asset structuring activities that result in the write-off of premiums.
We had a net deferred tax asset of $19.5 billion as of December 31, 2014. In future periods we will continue to evaluate our ability to realize the net deferred tax asset. If future events significantly alter our current outlook, we may need to reestablish the valuation allowance. In addition, a reduction in corporate tax rates would result in a reduction in the net realizable value of our net deferred tax asset. If this occurs, we would incur additional income tax expense and might require additional draws under the Purchase Agreement, which could be significant. For more information, see "MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Deferred Tax Assets."
There may not be an active, liquid trading market for our equity securities.
Our common stock and the publicly traded classes of our preferred stock trade exclusively on the OTCQB Marketplace. Trading volumes on the OTCQB Marketplace can fluctuate significantly, and may not be stable, which could make it difficult for investors to execute transactions in our securities and could cause declines or volatility in the prices of our equity securities.
Changes in our accounting policies, as well as estimates we make, could materially affect how we report our financial condition or results of operations.
Our accounting policies are fundamental to understanding our financial condition and results of operations. Certain of our accounting policies, as well as estimates we make, are “critical,” as they are both important to the presentation of our financial condition and results of operations and require management to make particularly difficult, complex or subjective judgments and estimates, often regarding matters that are inherently uncertain. Actual results could differ from our estimates and the use of different judgments and assumptions related to these policies and estimates could have a material impact on our consolidated financial statements. Because our financial statements involve estimates for amounts that are large, even a small change in our assumptions or methodology for making estimates can have a significant effect on the results for a reporting period. For a description of our critical accounting policies, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES.”
From time to time, the FASB and the SEC change the financial accounting and reporting guidance that governs the preparation of our financial statements. The implementation of new or revised accounting guidance could result in material adverse effects to our net worth and result in or contribute to the need for additional draws under the Purchase Agreement. In addition, FHFA may require us and Fannie Mae to have the same independent public accounting firm. Either of these events could significantly increase our expenses and require a substantial time commitment of management.
Operational Risks
 Our business may be adversely affected if we are unable to hire and retain qualified employees.
Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our ability to recruit and retain executives and other employees with the necessary skills to conduct our business has at times in the past been, and may in the future be, adversely affected by the actions taken by Congress, Treasury, and the Conservator (e.g., significant restrictions on compensation), or other government agencies, the uncertainty regarding the duration of the conservatorship, the potential for future legislative or regulatory actions that could significantly affect our existence and our role in the secondary mortgage market, and negative publicity concerning the GSEs. We face competition from inside and outside the financial services industry for qualified employees. An improving economy may put additional pressures on turnover, as more attractive opportunities become available to our employees. Accordingly, we may not be able to retain or replace executives or other employees with the requisite institutional knowledge and the technical, operational and other key skills needed to conduct our business effectively.
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

43	Freddie Mac

organizations in the mortgage industry (including Freddie Mac). A significant portion of the loans we own or guarantee are registered in the MERS System.
Numerous lawsuits have been filed challenging foreclosures conducted using the MERS System. It is possible that adverse judicial decisions, regulatory proceedings or action, or legislative action could: (a) prevent us from using the MERS System, (b) delay or disrupt foreclosure of mortgages that are registered on the MERS System, or (c) create additional requirements for the transfer of mortgages. Any of these developments could increase our costs or otherwise adversely affect our business. For example, we could be required to transfer mortgages out of the MERS System.
We could also be adversely affected if MERSCORP Holdings and its subsidiaries fail to apply prudent and effective controls and to comply with legal and other requirements in the foreclosure process.
Weaknesses in internal control over financial reporting and in disclosure controls and procedures could result in errors and inadequate disclosures, and affect operating results.
Our business could be adversely affected by control deficiencies or failures. Control deficiencies could result in errors in our financial statements, lead to inadequate or untimely disclosures, and affect operating results. For information about management's conclusion that our disclosure controls and procedures are ineffective and the related material weakness in internal control over financial reporting, see “CONTROLS AND PROCEDURES.”
There are a number of factors that may impede our efforts to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, including: (a) the nature of the conservatorship and our relationship with FHFA; (b) the complexity of, and significant changes in, our business activities and related GAAP requirements; (c) employee and management turnover; (d) internal corporate reorganizations; (e) data quality; and (f) servicing-related issues.
Effectively designed and operating internal control over financial reporting provides only reasonable assurance that material errors in our financial statements will be prevented or detected on a timely basis. A failure to maintain effective internal control over financial reporting increases the risk of a material error in our reported financial results and a delay in our financial reporting timeline.
We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties.
We face risk associated with our use of models for financial accounting and reporting purposes and for managing business risks. First, there is inherent uncertainty associated with model results. Second, we could fail to properly implement, operate, or use our models. Either of these situations could adversely affect our financial statements, financial and risk-related disclosures, and ability to manage risks.
Models are inherently imperfect predictors of actual results. We use market-based information to construct our models. However, it can take time for data providers to prepare information, and thus the most recent information may not be available for use with the model. When market conditions change quickly and in unforeseen ways, there is an increased risk that our models are not representative of current market conditions. For example, models may not fully capture the effect of certain economic events or government policies, which makes it more difficult to assess model performance and requires a higher degree of management judgment. Our models may not perform as well in situations for which there are few or no recent historical precedents. We have adjusted our models in response to recent events, but there remains considerable uncertainty about model results. Our models rely on various assumptions that may be invalid, including that historical experience can be used to predict future results.
We face the risk that we could fail to implement, operate, adjust or use our models properly. We may fail to code a model correctly or we could use incorrect data. The complexity and interconnectivity of our models create additional risk regarding the accuracy of model output.
We use third-party models for certain purposes. While the use of such models may reduce risk (e.g., where no internal model is available), it may expose us to additional risk, as third parties typically do not provide us with proprietary information regarding their models. We also may have little or no control over the process by which the models are adjusted or changed. As a result, we may not fully account for the risks associated with the use of such models.
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
We face the risk that the valuations, risk metrics, amortization results, loan loss reserve estimations, and security impairment charges produced by our models may be different from actual results, which could adversely affect our business results, cash flows, net worth, business prospects, and future financial results.
We also face the risk that we could make poor business decisions in areas where model results are an important factor, including loan purchases, securitizations and sales of loans, purchases and sales of securities, funding strategy, management

44	Freddie Mac

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
We face significant levels of operational risk due to a variety of factors, including the complexity of our business operations and the amount of change to our core systems required to keep pace with regulatory and other requirements.
Shortcomings or failures in our internal processes, people or systems could lead to impairment of our liquidity, financial and economic loss, errors in our financial statements, disruption of our business, liability to customers, further legislative or regulatory intervention, or reputational damage. We have certain legacy systems that require manual support and intervention, which may lead to heightened risk of system failures.
Our business is highly dependent on our ability to process a large number of transactions on a daily basis and manage and analyze significant amounts of information, much of which is provided by third parties. The transactions we process are complex and are subject to various legal, accounting, and regulatory standards. The types of transactions we process and the standards relating to those transactions can change rapidly in response to external events, such as the implementation of government-mandated programs and changes in market conditions. Our financial, accounting, data processing, or other operating systems and facilities may fail to operate properly or become disabled, adversely affecting our ability to process these transactions. Our systems may contain design flaws. The information provided by third parties may be incorrect, or we may fail to properly manage or analyze it. The inability of our systems to accommodate an increasing volume of transactions or new types of transactions or products could constrain our ability to pursue new business initiatives or improve existing business activities.
We also face increased operational risk due to the magnitude and complexity of the new initiatives we are undertaking, including our efforts to help build a new housing finance system (such as the development of the common securitization platform). Some of these initiatives require significant changes to our operational systems. In some cases, the changes must be implemented within a short period of time. Our legacy systems may also create increased operational risk for these new initiatives. Internal corporate reorganizations (e.g., relating to our implementation of an enhanced three-lines-of-defense risk management framework) may also increase our operational risk, particularly during the period of implementation.
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
The threat landscape in cyber security is changing rapidly and growing in sophistication. We may not be able to protect our systems with complete assurance or fully protect the confidentiality of our information from cyber attack and other unauthorized access, disclosure, and disruption.
Our operations rely on the secure receipt, processing, storage, and transmission of confidential and other information in our computer systems and networks and with our business partners. Like many corporations and government entities, from time to time we have been, and likely will continue to be, the target of attempted cyber attacks. Although we devote significant resources to protecting our various systems and processes, there is no assurance that our security measures will provide fully effective security. Our computer systems, software, and networks may be vulnerable to cyber attack, unauthorized access, supply chain disruptions, computer viruses or other malicious code, or other attempts to harm them or misuse or steal confidential information. If one or more of such events were to occur, this potentially could jeopardize or result in the unauthorized disclosure, misuse or corruption of confidential and other information (including information of borrowers, our customers or our counterparties), or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses or reputational damage, adversely affect our relationships with our customers and counterparties, negatively affect our competitive position, and otherwise harm our business. We could also face regulatory action. We might be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we might be subject to litigation and financial losses that are not fully insured. In addition, there can be no assurance that business partners, counterparties and governmental organizations are adequately protecting the confidential and other information that we share with them. As a result, a cyber

45	Freddie Mac

attack on their systems and networks, or breach of their security measures, may result in harm to our business and business relationships.
We rely on third parties for certain important functions. Any failures by those vendors and service providers could disrupt our business operations.
At times, we outsource certain key functions to external parties, including some that are critical to financial reporting, our mortgage-related investment activity, and mortgage loan underwriting. We may enter into other key outsourcing relationships in the future. If one or more of these key external parties were not able to perform their functions at all for a period of time, perform them at an acceptable service level, or handle increased volumes, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of vendors also exposes us to the risk of losing intellectual property or confidential information and to other harm. Our ability to monitor the activities or performance of vendors may be constrained, which makes it difficult for us to assess and manage the risks associated with these relationships.
Legal and Regulatory Risks
Legislative or regulatory actions could adversely affect our business activities and financial results.
We face significant risks related to legislative or regulatory actions, in addition to those discussed above in “Conservatorship and Related Matters — The future status and role of Freddie Mac are uncertain.” We operate in a highly regulated industry and are subject to heightened supervision from FHFA, as our Conservator. Our compliance systems and programs may not be adequate to ensure that we are in compliance with all legal and other requirements. We could incur fines or other negative consequences for inadvertent or unintentional violations.
Our business may be directly adversely affected by future legislative and regulatory actions at the federal, state, and local levels. Legislative or regulatory actions, including actions by FHFA as Conservator, could affect us in a number of ways, including by imposing significant additional compliance and other costs on us, limiting our business activities and diverting management attention or other resources. Judicial actions at the federal, state, or local level could have a similar effect. For example, we could be negatively affected by legislative, regulatory or judicial action that: (a) changes the foreclosure process of any individual state; (b) limits or otherwise adversely affects the rights of a holder of a first lien on a mortgage (such as through granting priority rights in foreclosure proceedings for homeowner associations); (c) expands the responsibilities of (and costs to) servicers for maintaining vacant properties prior to foreclosure; or (d) permits or requires principal reductions, such as allowing local governments to use eminent domain to seize mortgage loans and forgive principal on the loans. Our business could also be adversely affected by any modification, reduction, or repeal of the federal income tax deductibility of mortgage interest payments.
The Dodd-Frank Act significantly changed the regulation of the mortgage and financial services industries and could continue to affect us in substantial ways. For example, the Dodd-Frank Act and related regulatory changes could cause or require us to make further changes to our business practices, such as practices related to mortgage underwriting and servicing. The Dodd-Frank Act establishes new standards and requirements related to asset-backed securities, including recently finalized rules requiring sponsors of securitization transactions to retain a portion of the underlying loans’ credit risk. These standards and requirements could adversely affect us, including by establishing additional requirements for securitization structures that are not fully guaranteed.
Legislation or regulatory actions could indirectly adversely affect us to the extent such legislation or actions affect the activities of banks, savings institutions, insurance companies, derivative counterparties, securities dealers, and other regulated entities that constitute a significant portion of our customers or counterparties, or to the extent that they modify industry practices. Legislative or regulatory provisions that remove incentives for these entities to purchase our securities or enter into derivatives or other transactions with us could have a material adverse effect on our business results and financial condition. The Dodd-Frank Act and related current and future regulatory changes may continue to significantly change the business practices of our customers and counterparties, and it is possible that any such changes will adversely affect our business and financial results. For example, changes in business practices resulting from the Dodd-Frank Act and related regulatory changes could have a negative effect on the volume of mortgage originations or could modify or remove incentives for financial institutions to sell mortgage loans to us, either of which could adversely affect the number of mortgages available for us to purchase or guarantee.
U.S. banking regulators have substantially revised the capital and liquidity requirements applicable to banking organizations, based on the Basel III standards developed by the Basel Committee on Banking Supervision. Phase-in of the new bank capital and liquidity requirements will take several years and there is significant uncertainty about the extent to which implementation of the new requirements by banking organizations may affect us. For example, the emerging regulatory framework could decrease demand for our securities and/or affect competition in the market for mortgage originations and servicing, with possible adverse consequences for our business results and financial condition.
We may make certain changes to our business in an attempt to meet our housing goals and subgoals.
We may make adjustments to our mortgage loan sourcing and purchase strategies in an effort to meet our housing goals and subgoals, including relaxing some of our underwriting standards and the expanded use of targeted initiatives to reach

46	Freddie Mac

underserved populations. For example, we may purchase loans that offer lower expected returns on our investment and potentially increase our exposure to credit losses. Doing so could cause us to forgo other purchase opportunities that we would expect to be more profitable. If our current efforts to meet the goals and subgoals prove to be insufficient, we may need to take additional steps that could potentially adversely affect our profitability. FHFA has not yet published a final rule with respect to our duty to serve underserved markets. However, it is possible that we could also make changes to our business in the future in response to this duty. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that the goals or requirements were feasible, we may become subject to a housing plan that could require us to take additional steps that could potentially adversely affect our profitability.
We are involved in legal proceedings that could result in the payment of substantial damages or otherwise harm our business.
We are a party to various claims and other legal proceedings. We also have been, and in the future may be, involved in government investigations and regulatory proceedings and IRS examinations. In addition, certain of our former officers are involved in legal proceedings for which they may be entitled to reimbursement by us for costs and expenses of the proceedings. We may be required to establish reserves and to make substantial payments in the event of adverse judgments or settlements of any such claims, proceedings, investigations or examinations. Any legal proceeding, governmental investigation, or IRS examination issue, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses. Furthermore, the costs (including settlement costs) related to these legal proceedings and governmental investigations and examinations may differ from our expectations and exceed any amounts for which we have reserved or require adjustments to such reserves. These various matters could divert management’s attention and other resources from the needs of the business. In addition, a number of lawsuits have been filed against the U.S. government relating to conservatorship and the Purchase Agreement that could adversely affect us. See “LEGAL PROCEEDINGS” and “NOTE 17: LEGAL CONTINGENCIES” for information about these various pending legal proceedings.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal offices consist of four office buildings we own in McLean, Virginia, comprising approximately 1.3 million square feet.
ITEM 3. LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 17: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.
Litigation Against the U.S. Government Concerning Conservatorship and the Purchase Agreement
Between June and September 2013, and in February 2014, a number of lawsuits were filed against the U.S. government and, in some cases, the Secretary of the Treasury and the then Acting Director of FHFA. These lawsuits challenge certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. Several of the lawsuits seek to invalidate the net worth sweep dividend provisions of the senior preferred stock, which were implemented pursuant to the August 2012 amendment to the Purchase Agreement. These cases were filed in the U.S. Court of Federal Claims, the U.S. District Court for the District of Columbia, and the U.S. District Court for the Southern District of Iowa. It is possible that additional similar lawsuits will be filed in the future.
On September 30, 2014, the U.S. District Court for the District of Columbia entered an order dismissing all but one of the cases in that Court. The plaintiffs subsequently filed notices of appeal of the Court’s decision. In addition, on October 31, 2014, the plaintiffs in the one remaining case filed a notice of voluntary dismissal.
On February 3, 2015, the U.S. District Court for the Southern District of Iowa entered an order dismissing the case in that Court.
Freddie Mac is not a party to any of these lawsuits. However, a number of other lawsuits have been filed against Freddie Mac concerning the August 2012 amendment to the Purchase Agreement. See “NOTE 17: LEGAL CONTINGENCIES — Litigation Concerning the Purchase Agreement” for information on the lawsuits filed against Freddie Mac. Pershing Square Capital Management, L.P. (“Pershing”) is a plaintiff in one of the lawsuits filed against Freddie Mac. Pershing has filed reports with the SEC, most recently in March 2014, indicating that it beneficially owned more than 5% of our common stock. We do not know Pershing's current beneficial ownership of our common stock. For more information, see “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS — Security Ownership.”

47	Freddie Mac

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
Litigation Concerning Housing Trust Fund
On July 9, 2013, plaintiffs filed a lawsuit in the U.S. District Court for the Southern District of Florida styled Samuels et al. vs. FHFA and DeMarco. Freddie Mac is not a party to this lawsuit. In the lawsuit, plaintiffs challenged FHFA’s November 2008 decision to suspend Freddie Mac’s and Fannie Mae’s payments to an affordable housing trust fund managed by HUD. (In December 2014, FHFA terminated this suspension and directed Freddie Mac and Fannie Mae to begin making contributions to the fund, commencing with fiscal year 2015.) See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Affordable Housing Allocations” for more information. In October 2013, FHFA moved to dismiss the complaint and shortly thereafter plaintiffs filed an amended complaint. Plaintiffs’ amended complaint alleged that FHFA’s actions in ordering Freddie Mac and Fannie Mae to suspend payments to the trust fund, and FHFA’s failure to review its decision to suspend payments once Freddie Mac and Fannie Mae’s financial circumstances changed, violated the Administrative Procedure Act. The plaintiffs asked that the Court, among other items, vacate and set aside FHFA’s decision to indefinitely suspend payments by Fannie Mae and Freddie Mac to the trust fund, and order FHFA to instruct Freddie Mac and Fannie Mae to proceed as if FHFA’s suspension of payments to the trust fund had never taken place. Plaintiffs also sought reasonable attorneys’ fees and costs. On December 6, 2013, FHFA filed a motion to dismiss the plaintiffs’ amended complaint, which plaintiffs opposed. On September 29, 2014, the Court issued an order granting FHFA’s motion to dismiss the amended complaint. To our knowledge, none of the plaintiffs filed a timely notice of appeal of the District Court’s decision.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock, par value $0.00 per share, trades on the OTCQB Marketplace, operated by the OTC Markets Group Inc., under the ticker symbol “FMCC.” As of February 5, 2015, there were 650,043,899 shares of our common stock outstanding.
The table below sets forth the high and low bid information for our common stock on the OTCQB Marketplace for the indicated periods and reflects inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.
Table 5 — Quarterly Common Stock Information

	High	Low
2014 Quarter Ended
December 31	$2.50	$1.44
September 30	4.58	2.56
June 30	4.78	3.63
March 31	6.00	2.63
2013 Quarter Ended
December 31	$3.24	$1.26
September 30	1.65	0.98
June 30	5.00	0.67
March 31	1.44	0.27
Holders
As of February 5, 2015, we had 1,818 common stockholders of record.
Dividends and Dividend Restrictions
We did not pay any cash dividends on our common stock during 2014 or 2013. Our payment of dividends is subject to the following restrictions:
Restrictions Relating to the Conservatorship
The Conservator has prohibited us from paying any dividends on our common stock or on any series of our preferred stock (other than the senior preferred stock). FHFA has instructed our Board of Directors that it should consult with and obtain

48	Freddie Mac

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
Restrictions Relating to Preferred Stock
Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares, respectively, outstanding as of December 31, 2014. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock. We paid dividends on the senior preferred stock during 2014 at the direction of the Conservator, as discussed in “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Capital Resources, the Purchase Agreement, and the Dividend Obligation on the Senior Preferred Stock” and “NOTE 11: STOCKHOLDERS’ EQUITY — Dividends Declared.” We did not declare or pay dividends on any other series of preferred stock outstanding in 2014.
Recent Sales of Unregistered Securities
The securities we issue are “exempted securities” under the Securities Act of 1933. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under these plans to employees and members of our Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations, or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. No stock options were exercised during the three months ended December 31, 2014. See “NOTE 11: STOCKHOLDERS’ EQUITY” for more information.
Issuer Purchases of Equity Securities
We did not repurchase any of our common or preferred stock during 2014. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the certificate of designation of the senior preferred stock.

49	Freddie Mac

Transfer Agent and Registrar
Computershare Trust Company, N.A.
P.O. Box 43078
Providence, RI 02940-3078
Telephone: 781-575-2879
https://www-us.computershare.com/investor

50	Freddie Mac

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes.
Table 6 — Selected Financial Data

	At or For The Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in millions, except share-related amounts)
Statements of Comprehensive Income Data
Net interest income	$14,263	$16,468	$17,611	$18,397	$16,856
(Provision) benefit for credit losses	(58)	2,465	(1,890)	(10,702)	(17,218)
Non-interest income (loss)	(113)	8,519	(4,083)	(10,878)	(11,588)
Non-interest expense	(3,090)	(2,089)	(2,193)	(2,483)	(2,932)
Income tax (expense) benefit	(3,312)	23,305	1,537	400	856
Net income (loss)	7,690	48,668	10,982	(5,266)	(14,025)
Comprehensive income (loss)	9,426	51,600	16,039	(1,230)	282
Net loss attributable to common stockholders(1)	(2,336)	(3,531)	(2,074)	(11,764)	(19,774)
Net loss per common share – basic and diluted	(0.72)	(1.09)	(0.64)	(3.63)	(6.09)
Cash dividends per common share	—	—	—	—	—
Weighted average common shares outstanding (in millions) – basic and diluted	3,236	3,238	3,240	3,245	3,249

Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)	$1,558,094	$1,529,905	$1,495,932	$1,564,131	$1,646,172
Total assets	1,945,539	1,966,061	1,989,856	2,147,216	2,261,780
Debt securities of consolidated trusts held by third parties	1,479,473	1,433,984	1,419,524	1,471,437	1,528,648
Other debt	450,069	506,767	547,518	660,546	713,940
All other liabilities	13,346	12,475	13,987	15,379	19,593
Total stockholders’ equity (deficit)	2,651	12,835	8,827	(146)	(401)
Portfolio Balances - UPB
Mortgage-related investments portfolio	$408,414	$461,024	$557,544	$653,313	$696,874
Total Freddie Mac mortgage-related securities(2)	1,637,086	1,592,511	1,562,040	1,624,684	1,712,918
Total mortgage portfolio	1,910,106	1,914,661	1,956,276	2,075,394	2,164,859
TDRs on accrual status	82,908	78,708	66,590	45,254	27,517
Non-accrual loans	33,130	43,457	63,005	76,575	88,988

Ratios(3)
Return on average assets(4)	0.4%	2.5%	0.5%	(0.2)%	(0.6)%
Allowance for loans losses as percentage of mortgage loans, held-for-investment(5)	1.3	1.4	1.8	2.2	2.1
Equity to assets ratio(6)	0.4	0.5	0.2	—	(0.2)

(1)
For a discussion of the change in the manner in which the senior preferred stock dividend is determined and how it affects net income (loss) attributable to common stockholders beginning in the fourth quarter of 2012, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share.”

(2)	See ‘‘Table 37 — Freddie Mac Mortgage-Related Securities’’ for the composition of this line item.

(3)
The dividend payout ratio on common stock is not presented because the amount of cash dividends per common share is zero for all periods presented. The return on common equity ratio is not presented because the simple average of the beginning and ending balances of total stockholders’ equity, net of preferred stock (at redemption value) is less than zero for all periods presented.

(4)	Ratio computed as net income (loss) divided by the simple average of the beginning and ending balances of total assets.

(5)	Ratio computed as the allowance for loan losses divided by the total recorded investment of held-for-investment mortgage loans.

(6)	Ratio computed as the simple average of the beginning and ending balances of total stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.

51	Freddie Mac

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
You should read this MD&A in conjunction with "BUSINESS" and our consolidated financial statements and related notes for the year ended December 31, 2014.
MORTGAGE MARKET AND ECONOMIC CONDITIONS, AND OUTLOOK
Mortgage Market and Economic Conditions
Overview
The U.S. real gross domestic product rose by 2.5% during 2014, measured on a fourth quarter to fourth quarter basis, compared to an increase of 3.1% in 2013, according to the Bureau of Economic Analysis. The national unemployment rate was 5.6% in December 2014, compared to 6.7% and 7.9% in December 2013 and December 2012, respectively, based on data from the U.S. Bureau of Labor Statistics. An average of approximately 246,000 and 194,000 monthly net new jobs (non-farm) were added to the economy during 2014 and 2013, respectively, which shows evidence of continued improvements in the economy and the labor market. The average interest rate on new 30-year fixed-rate conforming mortgages averaged 4.2% in 2014, compared to 4.0% in 2013, based on our weekly Primary Mortgage Market Survey. Average long-term mortgage interest rates were slightly higher in 2014 and led to a significant decline in the volume of single-family mortgage refinance activity in the market in 2014 compared to 2013.
Table 7 — Mortgage Market Indicators

	Year Ended December 31,
	2014	2013	2012
Home sale units (in thousands)(1)	5,365	5,519	5,028
National home price change(2)	5.2%	9.3%	6.0%
Single-family originations (in billions)(3)	$1,240	$1,890	$2,120
ARM share(4)	18%	14%	11%
Refinance share(5)	60%	73%	84%
U.S. single-family mortgage debt outstanding (in billions)(6)	$9,855	$9,887	$9,983
U.S. multifamily mortgage debt outstanding (in billions)(6)	$969	$932	$895

(1)
Consists of sales of new and existing homes in the U.S. Source: National Association of Realtors news release dated January 23, 2015 (sales of existing homes) and U.S. Census Bureau news release dated January 27, 2015 (sales of new homes).

(2)
Calculated internally using estimates of changes in single-family home prices by state, which are weighted using the property values underlying our single-family credit guarantee portfolio to obtain a national index. The rate for each year presented incorporates property value information on loans purchased by both Freddie Mac and Fannie Mae through December 31, 2014. The percentage change will be subject to revision based on more recent purchase information. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.

(3)	Source: Inside Mortgage Finance estimates of originations of single-family first-and second liens dated January 30, 2015.

(4)	ARM share of the dollar amount of total mortgage applications. Source: Mortgage Bankers Association’s Mortgage Applications Survey. Data reflect annual average of weekly figures.

(5)	Refinance share of the number of conventional mortgage applications. Source: Mortgage Bankers Association’s Mortgage Applications Survey. Data reflect annual average of weekly figures.

(6)	Source: Federal Financial Accounts of the United States dated December 11, 2014. The outstanding amounts for 2014 presented above reflect balances as of September 30, 2014.
Single-Family Housing Market
Home prices increased on a national basis in 2014 and 2013 (based on our index), though some localities continued to be affected by weakness in their housing market and experienced declines in home values during these periods. Home price appreciation, on a national basis, moderated in 2014, with our nationwide index registering approximately a 5.2% increase from December 2013 to December 2014, compared to a 9.3% increase from December 2012 to December 2013. These estimates were based on our own non-seasonally-adjusted price index of one-family homes funded by mortgage loans owned or guaranteed by us or Fannie Mae. Other indices of home prices may have different results, as they are determined using home prices relating to different pools of mortgage loans and calculated under different conventions than our own.
Based on data from the National Association of Realtors, sales of existing homes in 2014 were 4.93 million, decreasing 3% from 5.09 million in 2013. Based on data from the U.S. Census Bureau and HUD, sales of new homes in 2014 were approximately 435,000, increasing 1.4% from approximately 429,000 in 2013.
The serious delinquency rate of our single-family loans declined during both 2014 and 2013 and was 1.88% as of December 31, 2014. The Mortgage Bankers Association reported in its National Delinquency Survey that serious delinquency rates on all single-family loans in the survey declined to 4.65% as of September 30, 2014 (the latest information available), from 5.41% at December 31, 2013.
Based on the latest available National Delinquency Survey data, we estimate that we owned or guaranteed approximately 23% of the single-family mortgages outstanding in the U.S. at September 30, 2014, based on number of loans, and we estimate

52	Freddie Mac

that we held or guaranteed approximately 10% of the seriously delinquent single-family mortgages in the market as of that date.
Multifamily Housing Market
The multifamily market continued to experience solid fundamentals during 2014. Recent data reported by Reis, Inc. indicated that the national apartment vacancy rate was 4.2% in 2014 and 4.1% in 2013 and remains low compared to the cyclical peak of 8% reached at the end of 2009. In addition, Reis, Inc. reported that effective rents (i.e., the average rent paid by the tenant over the term of the lease adjusted for concessions by the landlord and costs borne by the tenant) grew by 3.6% during 2014. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows.
Outlook
Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. These statements are not historical facts, but represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. For example, a number of factors could cause the actual performance of the housing and mortgage markets and the U.S. economy in the near term to be significantly worse than we expect, including adverse changes in national or international economic conditions and changes in the federal government’s fiscal or monetary policies. See “FORWARD-LOOKING STATEMENTS” for additional information.
National home prices have increased in recent years; however, home prices at December 31, 2014 remained approximately 11% below their June 2006 peak levels (based on our market index). Declines in the market’s inventory of vacant housing have supported stabilization and increases in home prices in a number of metropolitan areas. We believe that home price growth rates will continue to moderate gradually during the near term and will return towards growth rates that are consistent with long-term historical averages (approximately 2 to 5 percent per year).
Single-Family
We continue to expect that key macroeconomic drivers of the economy, such as income growth, employment, and inflation, will affect the performance of the housing and mortgage markets during the near term. We expect that economic growth will continue and mortgage interest rates will remain relatively low compared to historical levels, although interest rates are expected to begin trending slowly upward. As a result, we believe that housing affordability for potential home buyers will remain relatively high in most metropolitan housing markets in the near term. We expect that the volume of home sales in 2015 will likely be slightly higher than in 2014. We believe that the relatively high unemployment rate in certain areas and relatively modest family income growth are important factors that will continue to have a negative effect on single-family housing demand.
We believe that total mortgage origination volume in the market in 2014 was at its lowest level since 2000. As a result, our loan purchase activity in 2014 declined to $255.3 billion in UPB compared to $422.7 billion in UPB during 2013. We expect total mortgage origination volume in the market in 2015 will be at a level similar to 2014. Consequently, we expect our purchase volume in 2015 will be at a level similar to 2014. During 2014, refinancings, including HARP, comprised approximately 48% of our single-family purchase and issuance volume compared with 73% in 2013. We expect HARP activity to continue to remain low during 2015 since the pool of borrowers eligible to participate in the program has declined.
Our guarantee fee rate charged on new acquisitions reflects two across-the-board increases in guarantee fees implemented in 2012. In June 2014, FHFA released a request for input on the guarantee fees that we and Fannie Mae charge lenders. We cannot predict what changes, if any, FHFA will require us to make to our guarantee fees as a result of the input received from this request.
Our charge-offs declined significantly during 2014 compared to 2013. We expect our charge-offs and credit losses to continue to be lower than the levels we experienced prior to 2014, but to remain elevated in the near term in part due to the substantial number of delinquent and underwater mortgage loans in our single-family credit guarantee portfolio that will likely be resolved. For the near term, we also expect:

•	REO disposition and short sale severity ratios to remain high; and

•	The number of seriously delinquent loans and the volume of our loan workouts to continue to decline.
Multifamily
We expect that the new supply of multifamily housing, at the national level, will be absorbed by market demand in the near term, driven by continued improvements in the economy and favorable demographics. However, new supply may outpace demand in certain local markets, which would be evidenced by excess supply and rising vacancy rates. As multifamily market fundamentals improved in recent years, other market participants, particularly banking institutions, increased their activities in the multifamily market. We expect that our new multifamily business activity will increase in 2015 compared to 2014, but will be below the cap of $30.0 billion in UPB as specified by the 2015 Conservatorship Scorecard.

53	Freddie Mac

As a result of the solid market fundamentals and continuing strong portfolio performance, we expect our credit losses and delinquency rates to remain low in the near term. We expect the performance of the multifamily market to continue to be solid in the near term and believe the long-term outlook for the multifamily market continues to be favorable.
CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our consolidated financial statements, including the accompanying notes. Also see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for information concerning certain significant accounting policies and estimates applied in determining our reported results of operations.
Table 8 — Summary Consolidated Statements of Comprehensive Income

	Year Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Net interest income	$14,263	$16,468	$17,611	$(2,205)	$(1,143)
(Provision) benefit for credit losses	(58)	2,465	(1,890)	(2,523)	4,355
Net interest income after (provision) benefit for credit losses	14,205	18,933	15,721	(4,728)	3,212
Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(451)	314	(58)	(765)	372
Gains (losses) on retirement of other debt	29	132	(77)	(103)	209
Derivative gains (losses)	(8,291)	2,632	(2,448)	(10,923)	5,080
Net impairment of available-for-sale securities recognized in earnings	(938)	(1,510)	(2,168)	572	658
Other gains (losses) on investment securities recognized in earnings	1,494	301	(1,522)	1,193	1,823
Other income (loss)	8,044	6,650	2,190	1,394	4,460
Total non-interest income (loss)	(113)	8,519	(4,083)	(8,632)	12,602
Non-interest expense:
Administrative expense	(1,881)	(1,805)	(1,561)	(76)	(244)
REO operations (expense) income	(196)	140	(59)	(336)	199
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(775)	(533)	(108)	(242)	(425)
Other (expense) income	(238)	109	(465)	(347)	574
Total non-interest expense	(3,090)	(2,089)	(2,193)	(1,001)	104
Income before income tax (expense) benefit	11,002	25,363	9,445	(14,361)	15,918
Income tax (expense) benefit	(3,312)	23,305	1,537	(26,617)	21,768
Net income	7,690	48,668	10,982	(40,978)	37,686
Other comprehensive income (loss), net of taxes and reclassification adjustments	1,736	2,932	5,057	(1,196)	(2,125)
Comprehensive income	$9,426	$51,600	$16,039	$(42,174)	$35,561
Net Interest Income
Net interest income represents the difference between interest income (which includes income from guarantee fees) and interest expense and is a primary source of our revenue. The table below summarizes our net interest income and net interest yield and shows the extent to which changes in annual results are attributable to changes in interest rates or changes in volumes of our interest-earning assets and interest-bearing liabilities, based on their amortized cost. We present average balance sheet information because we believe end-of-period balances are not representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance was calculated. When daily average balance information was not available, a simple monthly average balance was calculated.

54	Freddie Mac

Table 9 — Net Interest Income/Yield, Average Balance, and Rate/Volume Analysis

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$13,889	$4	0.03%	$31,087	$15	0.05%	$35,476	$20	0.06%
Federal funds sold and securities purchased under agreements to resell	42,905	28	0.06	44,897	36	0.08	38,944	66	0.17
Mortgage-related securities:
Mortgage-related securities	256,548	10,027	3.91	313,707	12,787	4.08	357,197	15,853	4.44
Extinguishment of PCs held by Freddie Mac	(111,545)	(4,190)	(3.76)	(127,999)	(5,045)	(3.94)	(119,181)	(5,328)	(4.47)
Total mortgage-related securities, net	145,003	5,837	4.03	185,708	7,742	4.17	238,016	10,525	4.42
Non-mortgage-related securities	9,983	6	0.06	21,385	26	0.12	23,763	58	0.25
Mortgage loans held by consolidated trusts(1)(2)	1,540,570	57,036	3.70	1,511,128	57,189	3.78	1,529,213	65,089	4.26
Unsecuritized mortgage loans(1)(3)	170,017	6,569	3.86	203,760	7,694	3.78	237,942	8,960	3.77
Total interest-earning assets	$1,922,367	$69,480	3.61	$1,997,965	$72,702	3.63	$2,103,354	$84,718	4.03
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,557,895	$(52,193)	(3.35)	$1,532,032	$(52,395)	(3.42)	$1,552,207	$(61,437)	(3.96)
Extinguishment of PCs held by Freddie Mac	(111,545)	4,190	3.76	(127,999)	5,045	3.94	(119,181)	5,328	4.47
Total debt securities of consolidated trusts held by third parties	1,446,350	(48,003)	(3.32)	1,404,033	(47,350)	(3.37)	1,433,026	(56,109)	(3.92)
Other debt:
Short-term debt	118,211	(145)	(0.12)	132,674	(178)	(0.13)	129,504	(176)	(0.14)
Long-term debt	331,887	(6,768)	(2.04)	393,094	(8,251)	(2.10)	463,308	(10,217)	(2.21)
Total other debt	450,098	(6,913)	(1.54)	525,768	(8,429)	(1.60)	592,812	(10,393)	(1.75)
Total interest-bearing liabilities	1,896,448	(54,916)	(2.89)	1,929,801	(55,779)	(2.89)	2,025,838	(66,502)	(3.28)
Expense related to derivatives(4)	—	(301)	(0.02)	—	(455)	(0.02)	—	(605)	(0.03)
Impact of net non-interest-bearing funding	25,919	—	0.04	68,164	—	0.10	77,516	—	0.12
Total funding of interest-earning assets	$1,922,367	$(55,217)	(2.87)	$1,997,965	$(56,234)	(2.81)	$2,103,354	$(67,107)	(3.19)
Net interest income/yield		$14,263	0.74		$16,468	0.82		$17,611	0.84

				2014 vs. 2013 Variance Due to			2013 vs. 2012 Variance Due to
				Rate(5)	Volume(5)	Total Change	Rate(5)	Volume(5)	Total Change
				(in millions)
Interest-earning assets:
Cash and cash equivalents				$(5)	$(6)	$(11)	$(8)	$3	$(5)
Federal funds sold and securities purchased under agreements to resell				(7)	(1)	(8)	(38)	8	(30)
Mortgage-related securities:
Mortgage-related securities				(508)	(2,252)	(2,760)	(1,229)	(1,837)	(3,066)
Extinguishment of PCs held by Freddie Mac				229	626	855	659	(376)	283
Total mortgage-related securities, net				(279)	(1,626)	(1,905)	(570)	(2,213)	(2,783)
Non-mortgage-related securities				(10)	(10)	(20)	(27)	(5)	(32)
Mortgage loans held by consolidated trusts(2)(3)				(1,256)	1,103	(153)	(7,139)	(761)	(7,900)
Unsecuritized mortgage loans(1)(3)				175	(1,300)	(1,125)	24	(1,290)	(1,266)
Total interest-earning assets				$(1,382)	$(1,840)	$(3,222)	$(7,758)	$(4,258)	$(12,016)
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac				$1,079	$(877)	$202	$8,253	$789	$9,042
Extinguishment of PCs held by Freddie Mac				(229)	(626)	(855)	(659)	376	(283)
Total debt securities of consolidated trusts held by third parties				850	(1,503)	(653)	7,594	1,165	8,759
Other debt:
Short-term debt				15	18	33	2	(4)	(2)
Long-term debt				229	1,254	1,483	474	1,492	1,966
Total other debt				244	1,272	1,516	476	1,488	1,964
Total interest-bearing liabilities				1,094	(231)	863	8,070	2,653	10,723
Expense related to derivatives(4)				154	—	154	150	—	150
Total funding of interest-earning assets				$1,248	$(231)	$1,017	$8,220	$2,653	$10,873
Net interest income				$(134)	$(2,071)	$(2,205)	$462	$(1,605)	$(1,143)

(1)	Mortgage loans on non-accrual status, where interest income is generally recognized when collected, are included in average balances.

55	Freddie Mac

(2)
Loan fees, primarily consisting of delivery fees, included in interest income for mortgage loans held by consolidated trusts were $1.4 billion, $1.2 billion, and $929 million for 2014, 2013, and 2012, respectively.

(3)
Loan fees, primarily consisting of delivery fees and multifamily prepayment fees, included in unsecuritized mortgage loans interest income were $373 million, $294 million, and $446 million for 2014, 2013, and 2012, respectively.

(4)
Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the interest expense associated with the hedged forecasted issuance of debt affects earnings.

(5)
Rate and volume changes are calculated on the individual financial statement line item level. Combined rate/volume changes were allocated to the individual rate and volume change based on their relative size.

The table below summarizes components of our net interest income.
Table 10 — Net Interest Income

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Contractual amounts of net interest income(1)	$12,229	$14,114	$16,162
Amortization income (expense), net:(2)
Accretion of impairments on available-for-sale securities	798	521	214
Asset-related amortization income (expense), net:
Mortgage loans held by consolidated trusts	(4,110)	(4,935)	(4,536)
Unsecuritized mortgage loans	235	266	156
Mortgage-related securities	(326)	(168)	(59)
Other assets	(73)	(282)	(281)
Asset-related amortization expense, net	(4,274)	(5,119)	(4,720)
Debt-related amortization income (expense), net:
Debt securities of consolidated trusts	6,022	7,726	7,112
Other debt securities	(211)	(319)	(552)
Debt-related amortization income, net	5,811	7,407	6,560
Total amortization income, net	2,335	2,809	2,054
Expense related to derivatives(3)	(301)	(455)	(605)
Net interest income	$14,263	$16,468	$17,611

(1)	Includes the reversal of interest income accrued, net of interest received on a cash basis, related to mortgage loans that are on non-accrual status.

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

Net interest income decreased by $2.2 billion to $14.3 billion for 2014 compared to $16.5 billion for 2013. Net interest yield decreased by eight basis points to 74 basis points for 2014 compared to 82 basis points for 2013. The decrease in net interest income and net interest yield was primarily due to the reduction in the balance of higher-yielding mortgage-related assets in our mortgage-related investments portfolio due to continued liquidations, partially offset by lower funding costs. In addition, the costs of funding the senior preferred stock dividend payments to Treasury that resulted from non-cash increases in net worth (e.g., release of the valuation allowance against the net deferred tax assets) had a negative impact on net interest yield.
The percentage of our net interest income derived from guarantee fees has increased in recent periods. We estimate that approximately one-third of our net interest income for 2014 was derived from guarantee fees. As the size of our mortgage-related investments portfolio continues to decline, we expect that guarantee fees will account for an increasing portion of our net interest income.
Net interest income decreased by $1.1 billion to $16.5 billion for 2013 compared to $17.6 billion for 2012. Net interest yield decreased by two basis points to 82 basis points for 2013 compared to 84 basis points for 2012. The decrease in net interest income was primarily due to the reduction in the balance of higher-yielding mortgage-related assets due to continued liquidations. The decrease in net interest yield was primarily due to the reduction in higher-yielding mortgage-related assets, partially offset by the benefit of lower funding costs from the replacement of debt at lower rates.
Beginning in April 2012, net interest income includes the legislated 10 basis point increase in guarantee fees, which is remitted to Treasury as part of the Temporary Payroll Tax Cut Continuation Act of 2011. Net interest income includes $759 million, $519 million and $105 million for 2014, 2013 and 2012, respectively, related to this increase in guarantee fees.
Our net interest income will continue to be negatively affected by the objectives set for us under our charter and the conservatorship, the terms of the Purchase Agreement and restrictions imposed by FHFA. For example, our mortgage-related investments portfolio is subject to a cap that decreases by 15% each year until the cap reaches $250 billion. The decline in the balance of this portfolio will cause a reduction in our interest income from this portfolio over time. For more information on the

56	Freddie Mac

various restrictions and limitations on our investment activity and our mortgage-related investments portfolio, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
(Provision) Benefit for Credit Losses
We maintain loan loss reserves at levels we believe are appropriate to absorb probable incurred losses on mortgage loans held-for-investment and loans underlying our financial guarantees. Our loan loss reserves are increased through the provision for credit losses and reduced by a benefit for credit losses and by net charge-offs. The provision for credit losses primarily reflects our estimate of incurred losses for newly impaired loans as well as changes in our estimates of incurred losses for previously impaired loans. Assuming that all other factors remain the same, home price growth may reduce the likelihood that loans will default and may also reduce the amount of credit losses on the loans that do default. Determining the loan loss reserves is complex and requires significant management judgment about matters that involve a high degree of subjectivity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for information on our accounting policies for allowance for loan losses and reserve for guarantee losses and impaired loans.
Our (provision) benefit for credit losses was $(0.1) billion in 2014, $2.5 billion in 2013, and $(1.9) billion in 2012. These amounts are predominantly related to single-family mortgage loans. The provision for credit losses in 2014 reflects an increase in our loan loss reserve for newly impaired single-family loans that was substantially offset by benefits recognized for the positive payment performance of TDR loans. The (provision) benefit for credit losses in 2013 and 2012 reflect: (a) declines in the volume of newly delinquent single-family loans; (b) lower estimates of incurred loss due to the positive effect of an increase in national home prices; and (c) benefits associated with the positive payment performance of TDR loans. The benefit for credit losses in 2013 also reflects $1.7 billion related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments primarily associated with our Legacy single-family books. We do not expect any future settlements of representation and warranty claims related to our pre-conservatorship loan purchases to have a significant effect on our financial results.
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
The table below summarizes our loan loss reserves activity during the last five years.
Table 11 — Loan Loss Reserves Activity(1)

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in millions)
Total loan loss reserves:
Beginning balance	$24,729	$30,890	$39,461	$39,926	$33,857
Adjustments to beginning balance(2)	—	—	—	—	(186)
Provision (benefit) for credit losses	58	(2,465)	1,890	10,702	17,218
Charge-offs, gross	(4,895)	(9,002)	(13,556)	(14,810)	(16,322)
Recoveries	1,259	4,314	2,264	2,765	3,363
Transfers, net(3)	736	992	831	878	1,996
Ending balance	$21,887	$24,729	$30,890	$39,461	$39,926
Components of loan loss reserves:
Single-family	$21,793	$24,578	$30,508	$38,916	$39,098
Multifamily	$94	$151	$382	$545	$828
Total loan loss reserve, as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	1.20%	1.37%	1.71%	2.08%	2.03%

(1)	Consists of reserves for loans held-for-investment and loans underlying Freddie Mac mortgage-related securities and other guarantee commitments.

(2)	Adjustments relate to the adoption of amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs.

(3)
Consist primarily of net amounts attributable to recapitalization of past due interest on modified mortgage loans. Transfers in 2010 also include approximately $0.8 billion related to settlement agreements with certain sellers to compensate us for previously incurred and recognized losses.

Our single-family loan loss reserves declined from $24.6 billion at December 31, 2013 to $21.8 billion at December 31, 2014, reflecting continued high levels of loan charge-offs and continued improvement in loan performance (e.g., fewer single-family loans becoming seriously delinquent). For information about collectively evaluated and individually evaluated loans on our consolidated balance sheets, see “Table 4.4 — Net Investment in Mortgage Loans.”
Our loan loss reserves reflect a significant amount of impairment associated with loans classified as TDRs. A TDR is a loan where we have granted a concession to a borrower who is experiencing financial difficulties. A concession generally

57	Freddie Mac

occurs when the modification of a loan results in a reduction in the loan's interest rate. Due to the large number of modifications completed in recent years, the portion of our loan loss reserves attributable to TDRs remains high. The reserves associated with TDRs largely reflect interest rate concessions for the borrower. As of December 31, 2014, approximately 51% of the loan loss reserves for single-family loans relates to interest rate concessions associated with TDRs. Most of our modified loans (including TDRs) were current and performing at December 31, 2014. Loans that have been classified as TDRs remain categorized as such throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status. We maintain a loan loss reserve on TDRs until the loans are repaid or complete short sales or foreclosures. We expect the number of TDRs to remain at elevated levels for the foreseeable future. For information on our accounting for TDRs, see "NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Troubled Debt Restructurings."
Although the housing market continued to improve in many geographic areas in 2014, we expect that our loan loss reserves may remain elevated for an extended period because: (a) a significant portion of our reserves is associated with individually impaired loans (e.g., modified loans) that are less than three months past due; and (b) the resolution of problem loans takes considerable time, often several years in the case of foreclosure.
Loans that have been individually evaluated for impairment generally have a higher associated loan loss reserve than loans that have been collectively evaluated for impairment. As of December 31, 2014 and 2013, the recorded investment of single-family impaired loans with specific reserves recorded was 95.1 billion and 93.7 billion, respectively, and the loan loss reserves associated with these loans were $17.8 billion and $18.6 billion, respectively.
The table below summarizes our net investment for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.
Table 12 — Single-Family Impaired Loans with Specific Reserve Recorded

	2014		2013
	Number of Loans	Amount	Number of Loans	Amount
	(dollars in millions)
TDRs, at January 1,	514,497	$92,505	449,145	$83,484
New additions	84,334	12,581	129,428	20,234
Repayments and reclassifications to held-for-sale	(33,104)	(6,218)	(29,877)	(5,074)
Foreclosure transfers and foreclosure alternatives	(26,137)	(4,467)	(34,199)	(6,139)
TDRs, at December 31,	539,590	94,401	514,497	92,505
Loans impaired upon purchase	9,949	741	13,790	1,195
Total impaired loans with specific reserve	549,539	95,142	528,287	93,700
Total allowance for loan losses of individually impaired single-family loans		(17,837)		(18,554)
Net investment, at December 31,		$77,305		$75,146
We place loans, including TDRs, on non-accrual status when we believe the collectability of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, interest income is recognized only upon receipt of cash payments and any interest income accrued but uncollected is reversed. See “RISK MANAGEMENT — Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile” for further information on our single-family credit guarantee portfolio, including credit performance, and seriously delinquent loans. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 5: IMPAIRED LOANS” for further information about our TDRs and non-accrual and other impaired loans.

58	Freddie Mac

The table below provides information about the UPB of TDRs and non-accrual mortgage loans on our consolidated balance sheets.
Table 13 — TDRs and Non-Accrual Mortgage Loans

	December 31,
	2014	2013	2012	2011	2010
	(in millions)
TDRs on accrual status:
Single-family	$82,373	$78,033	$65,784	$44,440	$26,612
Multifamily	535	675	806	814	905
Subtotal —TDRs on accrual status	82,908	78,708	66,590	45,254	27,517
Non-accrual loans:
Single-family(1)	32,745	42,829	61,517	74,686	87,238
Multifamily(2)	385	628	1,488	1,889	1,750
Subtotal — non-accrual loans	33,130	43,457	63,005	76,575	88,988
Total TDRs and non-accrual mortgage loans	$116,038	$122,165	$129,595	$121,829	$116,505

Loan loss reserves associated with:
TDRs on accrual status	$13,749	$14,254	$12,478	$11,640	$7,195
Non-accrual loans	6,966	8,870	14,759	20,971	23,493
Total loan loss reserves associated with TDRs and non-accrual loans	$20,715	$23,124	$27,237	$32,611	$30,688

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions)
Foregone interest income on TDR and non-accrual mortgage loans(3):
Single-family	$3,235	$3,552	$4,126	$4,369	$4,159
Multifamily	4	8	11	15	12
Total foregone interest income on TDR and non-accrual mortgage loans	$3,239	$3,560	$4,137	$4,384	$4,171

(1)
Includes $18.0 billion, $19.6 billion, $22.0 billion, $11.6 billion, and $3.1 billion in UPB of seriously delinquent loans classified as TDRs at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(2)	Includes $0.4 billion, $0.6 billion, $1.4 billion, $1.8 billion, and $1.6 billion in UPB of loans that were current as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(3)	Represents the amount of interest income that we would have recognized for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.
Credit Loss Performance
Our credit losses are generally measured at the conclusion of the loan and related collateral resolution process. Our expenses associated with home retention actions (e.g., loan modifications) are generally not reflected in our credit losses. There is also a significant lag in time from the start of loan workout activities by our servicers to the final resolution of those loans by the completion of foreclosures (and subsequent REO sales) or foreclosure alternatives (e.g., short sales).
Our single-family charge-offs, gross, for 2014 and 2013 were associated with approximately $11.0 billion and $21.2 billion in UPB of loans, respectively. Our single-family charge-offs, gross, were significantly lower in 2014 compared to 2013 primarily due to lower volumes of foreclosures and foreclosure alternatives. Single-family charge-offs, net, in 2014 and 2013 include recoveries of $0.3 billion and $2.1 billion, respectively, related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. We expect our charge-offs and credit losses in 2015 to be lower than in 2014, but to remain elevated due to the substantial number of delinquent and underwater single-family mortgage loans in our single-family credit guarantee portfolio that will likely be resolved. See "BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — FHFA Advisory Bulletin" for information about our adoption of an FHFA advisory bulletin and its effect on future charge-offs and credit losses.
The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and loans underlying our non-consolidated mortgage-related financial guarantees.

59	Freddie Mac

Table 14 — Credit Loss Performance

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
REO
REO balances, net:
Single-family	$2,558	$4,541	$4,314
Multifamily	—	10	64
Total	$2,558	$4,551	$4,378
REO operations (income) expense:
Single-family	$205	$(124)	$62
Multifamily	(9)	(16)	(3)
Total	$196	$(140)	$59
Charge-offs
Single-family:
Charge-offs, gross(1) (including $4.9 billion, $9.0 billion, and $13.5 billion relating to loan loss reserves, respectively)	$4,972	$9,225	$13,825
Recoveries(2)	(1,258)	(4,313)	(2,262)
Single-family, net	$3,714	$4,912	$11,563
Multifamily:
Charge-offs, gross(1) (including $3 million, $7 million, and $36 million relating to loan loss reserves, respectively)	$3	$29	$39
Recoveries(2)	(1)	(1)	(2)
Multifamily, net	$2	$28	$37
Total Charge-offs:
Charge-offs, gross(1) (including $4.9 billion, $9.0 billion, and $13.6 billion relating to loan loss reserves, respectively)	$4,975	$9,254	$13,864
Recoveries(2)	(1,259)	(4,314)	(2,264)
Total Charge-offs, net	$3,716	$4,940	$11,600
Credit Losses:
Single-family	$3,919	$4,788	$11,625
Multifamily	(7)	12	34
Total	$3,912	$4,800	$11,659
Total (in bps)	21.6	26.7	63.8

Ratio of total loan loss reserves (excluding reserves for TDR concessions) to net charge-offs for single-family loans(3)	2.5	1.9	2.1
Ratio of total loan loss reserves to net charge-offs for single-family loans(3)	5.2	3.5	2.7

(1)
Charge-offs include $80 million, $252 million, and $308 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to: (a) losses on loans purchased that were recorded within other expenses on our consolidated statements of comprehensive income, which relate to certain loans purchased under financial guarantees; and (b) cumulative fair value losses recognized through the date of foreclosure for Multifamily loans we elected to carry at fair value at the time of our purchase.

(2)
Includes $0.5 billion, $2.8 billion, and $0.7 billion in 2014, 2013, and 2012, respectively, related to repurchase requests made to our seller/servicers (including $0.3 billion, $2.1 billion, and $0 in 2014, 2013, and 2012, respectively, related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments).

(3)	Excludes amounts associated with loans acquired with deteriorated credit quality (at the time of acquisition) and recoveries related to settlements.
Our 2005-2008 Legacy single-family book comprised approximately 13% of our single-family credit guarantee portfolio, based on UPB at December 31, 2014; however, these loans accounted for approximately 81% of our credit losses during 2014. Our single-family credit losses during 2014 were highest in Florida and Illinois. Collectively, these two states comprised approximately 38% of our total credit losses in 2014.
At December 31, 2014, loans in states with a judicial foreclosure process comprised 40% of our single-family credit guarantee portfolio, based on UPB, while loans in these states contributed to approximately 68% of our credit losses recognized in 2014. Foreclosures generally take longer to complete in states where a judicial foreclosure is required, compared to other states. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will remain high in the near term as the substantial backlog of loans awaiting court proceedings in those states transitions to REO or other loss events.
The table below provides information on the severity of losses we experienced on loans in our single-family credit guarantee portfolio.

60	Freddie Mac

Table 15 — Severity Ratios for Single-Family Loans

	Year Ended December 31,
	2014	2013	2012
REO disposition severity ratio:(1)
Florida	37.4%	41.9%	48.9%
Illinois	40.2	46.2	51.3
New Jersey	41.8	45.6	48.6
Maryland	36.9	38.7	47.6
California	25.2	30.4	44.0
Total U.S.	34.7	36.5	41.8
Short sale severity ratio	31.6	36.0	39.9

(1)	States presented represent the five states where our credit losses were greatest during 2014.
As shown in the table above, our severity ratios associated with REO dispositions and short sales improved in 2014 and 2013, compared to the respective prior year, but remained high in several states. We believe this improvement was the result of: (a) improvements in home prices; (b) changes to our process for evaluating the market value of the property underlying our impaired loans; and (c) repairing a significant portion of our REO properties prior to listing them for sale.
The table below provides detail by region for charge-offs and recoveries.
Table 16 — Single-Family Charge-offs and Recoveries by Region(1)

	Year Ended December 31,
	2014			2013			2012
	Charge-offs, gross	Recoveries	Charge-offs, net	Charge-offs, gross	Recoveries	Charge-offs, net	Charge-offs, gross	Recoveries	Charge-offs, net
	(in millions)
Northeast	$1,138	$(238)	$900	$1,357	$(656)	$701	$1,180	$(249)	$931
Southeast	1,703	(393)	1,310	3,015	(1,331)	1,684	3,530	(694)	2,836
North Central	1,018	(259)	759	1,870	(810)	1,060	2,726	(526)	2,200
Southwest	238	(85)	153	394	(245)	149	647	(160)	487
West	875	(283)	592	2,589	(1,271)	1,318	5,742	(633)	5,109
Total	$4,972	$(1,258)	$3,714	$9,225	$(4,313)	$4,912	$13,825	$(2,262)	$11,563

(1)
Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

As shown in the table above, our charge-offs declined in all regions of the U.S during 2014 compared to 2013. Charge-offs remained elevated in most regions during 2014 as we continued to experience a high volume of foreclosure activity, particularly in Florida, Illinois and Ohio. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.
Non-Interest Income (Loss)
Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts
When we purchase PCs that have been issued by consolidated PC trusts, we extinguish a pro rata portion of the outstanding debt securities of the related consolidated trusts. We recognize a gain (loss) on extinguishment of the debt securities to the extent the amount paid to extinguish the debt security (i.e., the PC) differs from its carrying value.
During 2014, 2013, and 2012, we extinguished debt securities of consolidated trusts with a UPB of $49.2 billion, $44.4 billion, and $13.5 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount). Gains (losses) on extinguishment of these debt securities of consolidated trusts were $(451) million, $314 million, and $(58) million during 2014, 2013, and 2012, respectively.
We recognized losses in 2014 and 2012 because interest rates decreased between the time of issuance and repurchase of these debt securities. Losses increased in 2014 because we repurchased, at premiums, seasoned debt securities of consolidated trusts with carrying values at par. We recognized gains in 2013 because interest rates increased between the time of issuance and repurchase of these debt securities.
See “Table 29 — Mortgage-Related Securities Purchase Activity” for additional information regarding purchases of mortgage-related securities, including those issued by consolidated PC trusts.

61	Freddie Mac

Gains (Losses) on Retirement of Other Debt
We refer to the debt securities we issue to fund our business operations as other debt. We repurchase or call our outstanding other debt securities from time to time when we believe it is economically beneficial and to manage the mix of liabilities funding our assets. When we repurchase or call outstanding debt securities, or debt holders put outstanding debt securities to us, we recognize a gain or loss to the extent the amount paid to redeem the debt security differs from its carrying value. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for more information regarding our accounting policies related to debt retirements.
Gains (losses) on retirement of other debt were $29 million, $132 million, and $(77) million during 2014, 2013, and 2012, respectively.
We recognized gains on the retirement of other debt in 2014 and 2013 primarily as a result of exercising our call option for other debt held at premiums. Losses on the retirement of other debt in 2012 primarily resulted from write-offs of unamortized debt issuance costs related to calls of other debt securities.
For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Other Debt Securities.”
Derivative Gains (Losses)
The table below presents derivative gains (losses) reported in our consolidated statements of comprehensive income. See “NOTE 9: DERIVATIVES — Table 9.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives.
Derivatives that are not in hedge accounting relationships are accounted for differently than derivatives that are in hedge accounting relationships. For derivatives that are not in hedge accounting relationships, all fair value changes, as well as the accrual of periodic settlements, are recorded in current period income as derivative gains (losses). We did not have any derivatives in hedge accounting relationships at December 31, 2014 and 2013. However, AOCI includes amounts related to closed cash flow hedges. These amounts are reclassified to earnings when the forecasted transactions affect earnings. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the forecasted transaction is reclassified into earnings immediately.
While derivatives are an important aspect of our strategy to manage interest-rate risk, they increase the volatility of reported comprehensive income because fair value changes on derivatives are included in comprehensive income, while fair value changes associated with several of the types of assets and liabilities being economically hedged are not. As a result, there can be timing mismatches affecting current period earnings, which may not be reflective of the underlying economics of our business. The mix of our derivative portfolio, in conjunction with the mix of our assets and liabilities, affects the volatility of comprehensive income.
Table 17 — Derivative Gains (Losses)

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Interest-rate swaps	$(7,294)	$8,598	$(204)
Option-based derivatives	1,437	(2,422)	1,250
Other derivatives(1)	191	(77)	308
Accrual of periodic settlements	(2,625)	(3,467)	(3,802)
Total	$(8,291)	$2,632	$(2,448)

(1)	Primarily includes futures, foreign-currency swaps, commitments, credit derivatives and swap guarantee derivatives. Our last foreign-currency swaps matured in January 2014.
Gains (losses) on our derivative portfolio includes both derivative fair value changes and the accrual of periodic settlements. Gains (losses) on our derivative portfolio can change based on changes in: (a) interest rates, yield curves and implied volatility; and (b) the mix and balance of products in our derivative portfolio. The mix and balance of our derivatives change from period to period as we respond to changing interest rate environments and changes in our asset and liability balances and characteristics. A receive-fixed swap results in our receipt of a fixed interest-rate payment from our counterparty in exchange for a variable-rate payment. Conversely, a pay-fixed swap requires us to make a fixed interest-rate payment to our counterparty in exchange for a variable-rate payment. Receive-fixed swaps increase in value and pay-fixed swaps decrease in value when interest rates decrease (with the opposite being true when interest rates increase). The accrual of periodic settlements represents the net amount we accrue for interest-rate swap payments we will make or receive during a period. We record derivative losses when we are a net payer and record derivatives gains when we are a net receiver of swap payments.
Our option-based derivatives primarily include purchased call and put swaptions, and also include caps and floors, and options on exchange-traded futures. Purchased call and put swaptions, where we make premium payments when we purchase them, are options for us to enter into receive- and pay-fixed swaps, respectively. Conversely, written call and put swaptions, where we receive premium payments when our counterparty purchases them, are options for our counterparty to enter into

62	Freddie Mac

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
During 2014, we recognized net losses on derivatives of $8.3 billion primarily as a result of net fair value losses of $7.3 billion on our interest-rate swap portfolio as a result of a flattening of the yield curve as shorter-term interest rates increased and longer-term interest rates declined. Net losses on derivatives also resulted from the accrual of periodic settlements on interest-rate swaps, as we were a net payer on our interest-rate swaps based on the coupons of the instruments. These losses were partially offset by fair value gains on our option-based derivatives resulting from gains on our purchased call swaptions due to the decline in longer-term interest rates.
During 2013, we recognized a net gain on derivatives of $2.6 billion as net fair value gains of $8.6 billion on our interest-rate swap portfolio, primarily driven by an increase in longer-term interest rates, were partially offset by: (a) a net loss of $3.5 billion related to the accrual of periodic settlements on interest-rate swaps, as we were a net payer on our interest-rate swaps based on the coupons of the instruments; and (b) a fair value loss of $2.4 billion on our option-based derivatives.
During 2012, we recognized losses on derivatives of $2.4 billion, primarily due to losses related to the accrual of periodic settlements on interest-rate swaps, as we were a net payer on our interest-rate swaps based on the coupons of the instruments. We recognized fair value losses on our pay-fixed swaps, which were offset by: (a) fair value gains on our receive-fixed swaps; and (b) fair value gains on our option-based derivatives resulting from gains on our purchased call swaptions due to a decrease in interest rates. In 2012, the effect of the decline in interest rates and a steepening of the yield curve was coupled with a change in the mix of our derivative portfolio, as we increased our holdings of receive-fixed swaps relative to pay-fixed swaps to rebalance our portfolio during a period of steadily declining interest rates, and increased our issuances of debt with longer-term maturities.
Investment Securities-Related Activities
Impairments of Available-For-Sale Securities
We recorded net impairments of available-for-sale securities recognized in earnings of $938 million, $1.5 billion, and $2.2 billion during 2014, 2013, and 2012, respectively, related to non-agency mortgage-related securities. The impairments during 2014 were primarily driven by an increase in the population of available-for-sale securities in an unrealized loss position that we intend to sell. This generally reflects our efforts to reduce the balance of less liquid assets in the mortgage-related investments portfolio. During 2013, we recognized a benefit from improvements in forecasted home prices over the expected life of our available-for-sale securities, offset primarily by: (a) the incorporation in the fourth quarter of 2013 of new information, which enhanced the assumptions used to estimate the contractual loan terms for certain modified loans collateralizing non-agency mortgage-related securities for which actual data about those terms was unavailable to the market; and (b) an increase in the population of available-for-sale securities in an unrealized loss position which we intended to sell. During 2012, we recognized a benefit from improvements in forecasted home prices, which was offset by the impact of our implementation, in the fourth quarter of 2012, of a third-party model, which enhanced our approach to estimating other-than-temporary impairments of our single-family non-agency mortgage-related securities. The decision to transition to a third-party model was made to increase the level of disaggregation for certain assumptions used in projecting cash flow estimates of these securities.
See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information.
Other Gains (Losses) on Investment Securities Recognized in Earnings
Other gains (losses) on investment securities recognized in earnings consists of gains (losses) on trading securities and gains (losses) on sales of available-for-sale securities. Trading securities mainly consist of Treasury securities and agency mortgage-related securities, including inverse floating-rate, interest-only and principal-only securities. With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of December 31, 2014.
Other gains (losses) on investment securities recognized in earnings does not include the interest earned on investment securities, which is recorded as part of net interest income. For information about our interest-rate risk management strategy and framework, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”
We recognized $(218) million, $(1.6) billion, and $(1.7) billion related to losses on trading securities during 2014, 2013, and 2012, respectively. The losses on trading securities during all periods were primarily due to the movement of securities with unrealized gains towards maturity. The losses on trading securities during 2014 were partially offset by the effect of the decline in longer-term interest rates.

63	Freddie Mac

We recognized $1.7 billion, $1.9 billion, and $152 million of gains on sales of available-for-sale securities during 2014, 2013, and 2012, respectively. The gains during 2014 primarily resulted from sales related to our structuring activity. The gains during 2013 primarily resulted from sales related to our 2013 Conservatorship Scorecard goal to sell 5% of less liquid mortgage-related assets.
Other Income (Loss)
The table below summarizes the significant components of other income (loss).
Table 18 — Other Income (Loss)

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements	$6,084	$5,501	$—
Gains (losses) on mortgage loans	731	(336)	1,010
Recoveries on loans acquired with deteriorated credit quality(1)	203	261	380
Guarantee-related income, net(2)	266	400	343
All other	760	824	457
Total other income (loss)	$8,044	$6,650	$2,190

(1)	Primarily relates to loans acquired with deteriorated credit quality prior to 2010. Consequently, our recoveries on these loans will generally decline over time.

(2)	Primarily relates to securitized mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.
Non-Agency Mortgage-Related Securities Settlements
Non-agency mortgage-related securities settlements were $6.1 billion, $5.5 billion, and $0 in 2014, 2013, and 2012, respectively. We received proceeds from ten settlements in 2014 and seven settlements in 2013. We had no settlements in 2012. For information on the settlements in 2014, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
Gains (Losses) on Mortgage Loans
We recognized gains (losses) on mortgage loans of $0.7 billion, $(0.3) billion, and $1.0 billion in 2014, 2013, and 2012, respectively. Gains (losses) on mortgage loans primarily represents fair value gains and losses on multifamily loans between the time we acquire them and the time we securitize them through K Certificate transactions. During that time, we carry the loans at fair value. The gains in 2014 and 2012 were mainly due to a decrease in interest rates and tightening spreads, while the losses in 2013 were primarily due to an increase in interest rates.
During 2014, 2013, and 2012 we sold $21.3 billion, $28.3 billion, and $20.8 billion, respectively, in UPB of multifamily loans primarily through K Certificate transactions. We also sold seriously delinquent single-family loans (with an aggregate UPB of $0.6 billion) in a pilot transaction completed in the third quarter of 2014. This sale did not have a material effect on our financial results. In January 2015, we received FHFA approval to execute additional such sales. In connection with this approval, we reclassified $1.4 billion in recorded investment of mortgage loans from held-for-investment to held-for-sale during the first quarter of 2015, which did not have a material effect on our financial results.
All Other
All other income (loss) includes income recognized from transactional fees, fees assessed to our servicers for technology use and late fees or other penalties, changes in fair value of STACR debt notes, and other miscellaneous income. All other income remained relatively unchanged from 2013 to 2014 as: (a) a decline in the compensatory fees we charged servicers that failed to meet our loan foreclosure timelines and higher costs associated with the common securitization platform in 2014; were offset by (b) gains on STACR debt notes carried at fair value in 2014, compared to losses in 2013. In November 2014, we announced an extension of foreclosure timelines in our guidelines for 47 states or other jurisdictions and temporarily suspended compensatory fee assessments in four jurisdictions. These changes will result in lower compensatory fees in the future. The increase in 2013 from 2012 was primarily due to higher compensatory fees assessed on servicers that failed to meet our loan foreclosure timelines.
Non-Interest Expense
The table below summarizes the components of non-interest expense.

64	Freddie Mac

Table 19 — Non-Interest Expense

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Administrative expense:
Salaries and employee benefits	$914	$833	$810
Professional services	527	543	361
Occupancy expense	58	54	57
Other administrative expense	382	375	333
Total administrative expense	1,881	1,805	1,561
REO operations expense (income)	196	(140)	59
Temporary Payroll Tax Cut Continuation Act of 2011 expense	775	533	108
Other expense (income)	238	(109)	465
Total non-interest expense	$3,090	$2,089	$2,193

Administrative Expense
Administrative expense increased in 2014 due to increases in salaries and employee benefits expense, mainly due to expenses associated with our terminated retirement plans, partially offset by declines in professional services expense related to: (a) FHFA-led lawsuits regarding our investments in certain non-agency mortgage-related securities; and (b) quality control reviews for single-family loans we acquired prior to being placed in conservatorship. Administrative expense increased in 2013 primarily due to an increase in professional services expense related to: (a) FHFA-led lawsuits; (b) quality control reviews; (c) Conservatorship Scorecard initiatives, including development of the common securitization platform; and (d) infrastructure improvement projects, including establishment of an off-site, back-up data facility.
REO Operations (Income) Expense
The table below presents the components of our REO operations (income) expense.
Table 20 — REO Operations (Income) Expense

	Year Ended December 31,
	2014	2013	2012
	(in millions)
REO operations (income) expense:
Single-family:
REO property expenses	$829	$962	$1,203
Disposition gains, net	(454)	(746)	(682)
Change in valuation allowance	75	23	(117)
Recoveries	(245)	(363)	(342)
Total single-family REO operations (income) expense	205	(124)	62
Multifamily REO operations (income) expense	(9)	(16)	(3)
Total REO operations (income) expense	$196	$(140)	$59

REO operations (income) expense was $196 million in 2014, as compared to $(140) million in 2013, and $59 million in 2012. The change from REO operations income in 2013 to REO operations expense in 2014 was primarily due to lower gains on the disposition of REO properties associated with a lower volume of REO sales. The improvement in 2013 compared to 2012 was primarily due to: (a) a decline in REO property expenses associated with a lower number of REO properties; and (b) improving home prices in certain geographic areas with significant REO activity. For more information on our REO activity, see “Segment Earnings — Segment Earnings — Results — Single-Family Guarantee,” “CONSOLIDATED BALANCE SHEETS ANALYSIS — REO, Net,” and “RISK MANAGEMENT — Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile — Managing REO Activity.”
Temporary Payroll Tax Cut Continuation Act of 2011 Expense
Pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, we increased the guarantee fee on single-family mortgages sold to us by 10 basis points in April 2012. We pay these fees to Treasury on a quarterly basis. We refer to this fee increase as the legislated 10 basis point increase in guarantee fees.
Expenses related to the legislated 10 basis point increase in guarantee fees were $775 million, $533 million, and $108 million during 2014, 2013, and 2012, respectively. As of December 31, 2014, loans with an aggregate UPB of $866.7 billion were subject to these fees, and the cumulative total of the amounts paid and due to Treasury for these fees was $1.4 billion. We

65	Freddie Mac

expect these fees to continue to increase in the future as we add new business and increase the UPB of loans subject to these fees.
Other Expense (Income)
Other expense (income) was $238 million, $(109) million, and $465 million in 2014, 2013, and 2012, respectively. The income in 2013, compared to expense in 2014 and 2012, was primarily due to a settlement with Lehman Brothers Holdings Inc. to resolve our claims related to Lehman’s bankruptcy, which reduced other expenses for 2013. Other expense for 2012 included expenses to establish legal reserves related to pending litigation. Other expense (income) also includes HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses. FHFA has directed us to allocate funds to two housing funds managed by HUD and Treasury, beginning in 2015, as discussed in "BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Affordable Housing Allocations." Amounts related to this allocation will be recorded in non-interest expense beginning in 2015, but we do not expect them to be material.
Income Tax (Expense) Benefit
We reported an income tax (expense) benefit of $(3.3) billion, $23.3 billion, and $1.5 billion for 2014, 2013, and 2012, respectively. The income tax benefit in 2013 primarily resulted from the release of the valuation allowance in the third quarter of 2013. See “NOTE 12: INCOME TAXES” for additional information.
Comprehensive Income
Our comprehensive income was $9.4 billion, $51.6 billion, and $16.0 billion for 2014, 2013, and 2012, respectively, consisting of: (a) $7.7 billion, $48.7 billion, and $11.0 billion of net income, respectively; and (b) $1.7 billion, $2.9 billion, and $5.1 billion of other comprehensive income, respectively. Other comprehensive income during 2014 primarily related to fair value gains on our available-for-sale securities resulting from the impact of spread tightening on our non-agency mortgage-related securities and the movement of these securities with unrealized losses towards maturity, coupled with the impact of a decline in longer-term interest rates. Other comprehensive income during 2013 was primarily due to fair value gains resulting from the impact of spread tightening on our non-agency mortgage-related securities and the movement of these securities with unrealized losses towards maturity.
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
Segment Earnings
We have three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.
The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase and guarantee single-family mortgage loans originated by our seller/servicers in the primary mortgage market and we manage our seriously delinquent loans. In most instances, we use the mortgage securitization process to package the mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees. Segment Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront fees, less credit-related expenses, administrative expenses, allocated funding costs, and amounts related to net float benefits or expenses.
The Investments segment reflects results from three primary activities: (a) managing the company’s mortgage-related investments portfolio, excluding Multifamily segment investments and single-family seriously delinquent loans; (b) managing the treasury function for the entire company, including funding and liquidity; and (c) managing interest-rate risk for the entire company. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses.
The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Our primary business model is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. To a lesser extent, we provide guarantees of the payment of principal and interest on tax-exempt multifamily pass-through certificates backed by multifamily housing revenue bonds. In addition, we guarantee the payment of principal and interest on tax-exempt multifamily housing revenue bonds secured by low- and moderate-income multifamily mortgage loans. Historically, we were primarily a buy-and-hold investor in multifamily assets (both loans held for investment and investment securities). While these legacy assets continue to be significant, we have not focused on this investment strategy since 2009. Segment Earnings for this segment consist primarily of returns on assets related to multifamily investment activities and management and guarantee fee income, less credit-related expenses, administrative expenses, and allocated funding costs.

66	Freddie Mac

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
The All Other category consists of material corporate level activities that are: (a) infrequent in nature; and (b) based on decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments reflect the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods. Segment Earnings for the All Other category was $(13) million, $23.9 billion, and $788 million for 2014, 2013, and 2012, respectively. Segment Earnings for the All Other category for 2013 reflects a benefit for federal income taxes that resulted from the release of our valuation allowance against our net deferred tax assets. Segment Earnings for the All Other category for 2012 primarily reflects an agreement in principle we reached with the IRS regarding litigation related to various uncertain tax positions. Based on the favorable resolution of the matters in dispute, the previously unrecognized tax benefits were reduced to zero in the fourth quarter of 2012. For more information regarding the litigation with the IRS, see “NOTE 17: LEGAL CONTINGENCIES — IRS Litigation.”
In presenting Segment Earnings, we make significant reclassifications among certain financial statement line items to reflect measures of management and guarantee income on guarantees and net interest income on investments that are in line with how we manage our business. We also allocate certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments.
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
In the first quarter of 2014, we revised our inter-segment allocations between the Multifamily and the Investments segments for the Multifamily segment's investment securities and held-for-sale loans. As a result of this change, the Multifamily segment reflects the entire change in fair value of these assets in its financial results, and the Investments segment transfers the change in fair value of the derivatives associated with the Multifamily segment's investments securities and held-for-sale loans to the Multifamily segment. The purpose of this change is to better reflect the operations of the Multifamily segment on a stand-alone basis. Prior period results have been revised to conform with the current period presentation.
See “BUSINESS — Our Business — Our Business Segments” for further information regarding our segments, including the descriptions and activities of our segments, and “NOTE 13: SEGMENT REPORTING” for further information regarding the reclassifications, reconciliations and allocations used to present Segment Earnings.
The table below provides UPB information about our various segment mortgage and credit risk portfolios at December 31, 2014 and 2013. For a discussion of each segment’s portfolios, see “Segment Earnings — Results.”

67	Freddie Mac

Table 21 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios

	December 31,
	2014	2013
	(in millions)
Segment mortgage portfolios:
Single-family Guarantee — Managed loan portfolio:(1)
Single-family unsecuritized seriously delinquent mortgage loans	$28,738	$37,726
Single-family Freddie Mac mortgage-related securities held by us	158,215	165,247
Single-family Freddie Mac mortgage-related securities held by third parties	1,397,050	1,361,972
Single-family other guarantee commitments	16,806	19,872
Total Single-family Guarantee — Managed loan portfolio	1,600,809	1,584,817
Investments — Mortgage investments portfolio:
Single-family unsecuritized performing mortgage loans	82,778	84,411
Freddie Mac mortgage-related securities	158,215	165,247
Non-agency mortgage-related securities	44,230	64,524
Non-Freddie Mac agency mortgage-related securities	16,341	16,889
Total Investments — Mortgage investments portfolio	301,564	331,071
Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage-related securities held by us	3,326	2,787
Multifamily Freddie Mac mortgage-related securities held by third parties	78,495	62,505
Multifamily other guarantee commitments	9,341	9,288
Total Multifamily — Guarantee portfolio	91,162	74,580
Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	25,156	33,056
Multifamily unsecuritized loan portfolio	52,956	59,171
Total Multifamily — Mortgage investments portfolio	78,112	92,227
Total Multifamily portfolio	169,274	166,807
Less: Freddie Mac single-family and multifamily securities held by us	(161,541)	(168,034)
Total mortgage portfolio	$1,910,106	$1,914,661
Credit risk portfolios:
Single-family credit guarantee portfolio:(1)
Single-family mortgage loans, on-balance sheet	$1,645,872	$1,630,859
Non-consolidated Freddie Mac mortgage-related securities	6,233	6,961
Other guarantee commitments	16,806	19,872
Less: HFA initiative-related guarantees	(3,357)	(4,051)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates	(433)	(541)
Total single-family credit guarantee portfolio	$1,665,121	$1,653,100
Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet	$53,480	$59,615
Non-consolidated Freddie Mac mortgage-related securities	81,296	64,848
Other guarantee commitments	9,341	9,288
Less: HFA initiative-related guarantees	(772)	(905)
Total multifamily mortgage portfolio	$143,345	$132,846

(1)
The balances of the mortgage-related securities in the Single-family Guarantee managed loan portfolio are based on the UPB of the security, whereas the balances of our single-family credit guarantee portfolio presented in this report are based on the UPB of the mortgage loans underlying the related security.

68	Freddie Mac

Segment Earnings — Results
Single-Family Guarantee
The table below presents the Segment Earnings of our Single-family Guarantee segment.
Table 22 — Segment Earnings and Key Metrics — Single-Family Guarantee

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Segment Earnings:
Net interest income (expense)(1)	$(111)	$320	$(147)
(Provision) benefit for credit losses	(982)	1,409	(3,168)
Non-interest income:
Management and guarantee income	5,172	4,930	4,389
Other non-interest income	712	1,162	931
Total non-interest income	5,884	6,092	5,320
Non-interest expense:
Administrative expense	(1,170)	(1,025)	(890)
REO operations (expense) income	(205)	124	(62)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(775)	(533)	(108)
Other non-interest expense	(191)	(179)	(285)
Total non-interest expense	(2,341)	(1,613)	(1,345)
Segment adjustments	(303)	(694)	(832)
Segment Earnings before income tax (expense) benefit	2,147	5,514	(172)
Income tax (expense) benefit	(600)	282	8
Segment Earnings (loss), net of taxes	1,547	5,796	(164)
Total other comprehensive income (loss), net of taxes	(10)	49	(63)
Total comprehensive income (loss)	$1,537	$5,845	$(227)
Key metrics:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,655	$1,644	$1,692
Issuance — Single-family credit guarantees(2)	$260	$435	$446
Fixed-rate products — Percentage of purchases	94%	96%	96%
Liquidation rate — Single-family credit guarantees(3)	15%	28%	33%
Average Management and Guarantee Rate (in bps)
Segment Earnings management and guarantee income(4)	31.2	30.0	25.9
Guarantee fee charged on new acquisitions(5)	57.4	51.4	38.3
Credit:
Serious delinquency rate, at end of period	1.88%	2.39%	3.25%
REO inventory, at end of period (number of properties)	25,768	47,307	49,071
Single-family credit losses, in bps	23.4	28.8	68.3
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(6)	$9,855	$9,887	$9,983

(1)	Includes interest expense associated with our STACR debt notes that we began issuing in July 2013.

(2)	Includes conversions of previously issued other guarantee commitments into Freddie Mac mortgage-related securities.

(3)
Calculated based on principal repayments relating to loans underlying Freddie Mac mortgage-related securities and other guarantee commitments, including those related to our removal of seriously delinquent and modified mortgage loans and balloon/reset mortgage loans from PC pools. Also includes terminations of other guarantee commitments.

(4)
Calculated based on the contractual management and guarantee fee rate as well as amortization of delivery and other upfront fees (using the original contractual maturity date of the related loans) for the entire single-family credit guarantee portfolio.

(5)
Represents the estimated average rate of management and guarantee fees for new acquisitions during the period assuming amortization of delivery fees using the estimated life of the related loans rather than the original contractual maturity date of the related loans.

(6)	Source: Federal Reserve Financial Accounts of the United States of America dated December 11, 2014. The outstanding amounts reflect the balances as of September 30, 2014.
Segment Earnings (loss) for the Single-family Guarantee segment is largely driven by management and guarantee fee income and the (provision) benefit for credit losses. Segment Earnings (loss) for our Single-family Guarantee segment was $1.5 billion in 2014 compared to $5.8 billion in 2013, and $(0.2) billion in 2012. The decline in 2014 compared to 2013 was primarily due to: (a) changes in our provision for credit losses in 2014; and (b) an income tax expense in 2014, compared to an income tax benefit in 2013. The improvement in 2013 compared to 2012 was primarily due to changes in our provision for

69	Freddie Mac

credit losses in 2013 due to improvements in home prices and counterparty settlements for representation and warranty violations.
We maintain a consistent market presence by providing lenders with a constant source of liquidity for conforming mortgage products. Issuances of our guarantees were $260 billion and $435 billion in 2014 and 2013, respectively.
Origination volumes in the U.S. residential mortgage market declined significantly during 2014 compared to 2013, driven by a significant decline in the volume of refinance mortgages. We attribute this decline to higher average mortgage interest rates in 2014 compared to 2013. Many borrowers have already refinanced their loans in recent years at relatively low interest rates, and thus may be less likely to do so in the future.
The UPB of the single-family credit guarantee portfolio was $1.7 trillion at both December 31, 2014 and 2013. Our purchase activity in 2014 declined to $255.3 billion in UPB compared to $422.7 billion in UPB during 2013 and $426.8 billion during 2012. The liquidation rate on our single-family credit guarantees also declined to approximately 15% in 2014 compared to 28% in 2013 and 33% in 2012. At December 31, 2014 and 2013, there were approximately 10.6 million and 10.7 million loans, respectively, in our single-family credit guarantee portfolio, including 2.1 million and 2.0 million relief refinance mortgages, respectively. The average UPB of loans in our single-family credit guarantee portfolio was approximately $156,000 and $155,000 at December 31, 2014 and 2013, respectively.
We refer to single-family loans we acquired beginning in 2009, excluding HARP and other relief refinance mortgages, as our New single-family book. We do not include HARP and other relief refinance mortgages in our New single-family book, since underwriting procedures for these mortgages are limited, and as a result, we believe that, in many cases, these mortgages generally reflect many of the credit risk attributes of the original loans (many of which were originated between 2005 and 2008).
Our New single-family book continues to represent an increasing share of our overall single-family credit guarantee portfolio and comprised 60% of this portfolio as of December 31, 2014. The serious delinquency rate for the New single-family book was 0.24% as of December 31, 2014 and its credit losses were $97 million in 2014. As of December 31, 2014, loans originated after 2008 have, on a cumulative basis, provided management and guarantee income that has exceeded the credit-related and administrative expenses associated with these loans. We expect these loans to continue to provide management and guarantee income that exceeds credit-related and administrative expenses over the long term, in aggregate. For more information on the composition of our single-family credit guarantee portfolio, see "Table 43 — Single-Family Credit Guarantee Portfolio Data by Year of Origination."
Segment Earnings management and guarantee income was $5.2 billion in 2014, compared to $4.9 billion in 2013 and $4.4 billion in 2012. The increase in 2014 from 2013 was primarily due to a higher average guarantee fee rate and a higher average balance of the single-family credit guarantee portfolio. The increase in 2013 from 2012 was primarily due to an increase in amortization of buy-down fees (which we began recording in the Single-family Guarantee segment during the fourth quarter of 2012). Segment Earnings management and guarantee income also benefited in 2013 from a higher average guarantee fee rate compared to 2012.
At the direction of FHFA, we implemented two across-the-board increases in guarantee fees in 2012. The average management and guarantee fee we charged for new acquisitions in 2014 was 57.4 basis points, compared to 51.4 basis points in 2013. The guarantee fee we charge on new acquisitions generally consists of a combination of up front delivery fees and a base monthly fee. The higher average guarantee fees charged on new acquisitions in 2014 were primarily due to higher levels of home purchase loans combined with a change in the characteristics of the mortgages we purchased in 2014, including loans with higher LTV ratios and borrowers with lower average credit scores than in 2013. The average Segment Earnings management and guarantee income was 31.2 basis points in 2014 and 30.0 basis points in 2013. The difference between the average guarantee fee charged on new acquisitions and the average Segment Earnings management and guarantee income, in basis points, reflects different methodologies for recognizing up-front delivery fee income. The average guarantee fee rate charged on new acquisitions recognizes up-front delivery fee income over the estimated life of the related loans using our expectations of prepayments and other liquidations, whereas the Segment Earnings rate recognizes these amounts over the contractual life of the related loans (usually 30 years). In addition, the average Segment Earnings management and guarantee income reflects an average of our total mortgage portfolio and is not limited to 2014 purchases. Loans acquired prior to 2012 have lower contractual management and guarantee fee rates than loans we acquired in 2014 and 2013. We seek to issue guarantees with fee terms that we believe are commensurate with the risks assumed and that will, over the long-term: (a) provide management and guarantee fee income that, in aggregate, exceeds our anticipated credit-related and administrative expenses on the single-family credit guarantee portfolio; and (b) provide a return on the capital that would be needed to support the related credit risk.
Our Segment Earnings management and guarantee fee income is influenced by our PC price performance because we adjust our fees based on the relative price performance of our PCs compared to comparable Fannie Mae securities. A decline in this price performance could adversely affect our segment financial results. See “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume

70	Freddie Mac

and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for K Certificates” for additional information.
We met the 2014 Conservatorship Scorecard goal for us to complete credit risk transfer transactions for at least $90 billion in UPB using at least one transaction type in addition to STACR debt note transactions. In 2014, we executed ten transactions that transfer a portion of the mezzanine credit loss position on certain groups of loans in our New single-family book from us to third-party investors. The transactions consisted of: (a) seven STACR debt note transactions; and (b) three ACIS transactions. These transactions transferred a portion of the credit losses that could occur under adverse home price scenarios associated with $147.5 billion in principal of loans in our New single-family book. The 2015 Conservatorship Scorecard sets a goal for us to complete credit risk transfer transactions for at least $120 billion in UPB using at least two transaction types. We will continue to seek to expand and refine our offerings of credit risk transfer transactions in the future. For more information, see "BUSINESS — Our Business — Our Business Segments — Single-Family Guarantee Segment — Credit Enhancements" and "RISK MANAGEMENT — Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile — Transferring a Portion of our Mortgage Credit Risk."
Segment Earnings (provision) benefit for credit losses for the Single-family Guarantee segment was $(1.0) billion, $1.4 billion, and $(3.2) billion in 2014, 2013, and 2012, respectively. The provision for credit losses in 2014 reflects an increase in our loan loss reserve for newly impaired single-family loans. The (provision) benefit for credit losses in 2013 and 2012 reflect: (a) declines in the volume of newly delinquent single-family loans; and (b) lower estimates of incurred losses due to the positive effect of an increase in national home prices. The benefit for credit losses in 2013 also reflects $1.7 billion related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments primarily associated with our Legacy single-family books. Assuming that all other factors remain the same, an increase in home prices may reduce the likelihood that loans will default and may also reduce the amount of credit losses on the loans that do default.
Segment Earnings other non-interest income was $0.7 billion in 2014, compared to $1.2 billion in 2013 and $0.9 billion in 2012. Other non-interest income includes resecuritization fees, compensatory fees assessed on servicers that failed to meet foreclosure timelines and gains or losses related to certain assets that are carried at fair value. The decrease in 2014 was primarily due to losses in 2014 on certain assets carried at fair value due to a decline in interest rates during the year, compared to gains on certain of these assets in 2013 due to an increase in interest rates during that year. In 2014, we also charged fewer compensatory fees to servicers that failed to meet our loan foreclosure timelines. The increase in 2013 from 2012 was primarily due to higher compensatory fees assessed on servicers that failed to meet our loan foreclosure timelines.
The serious delinquency rate on our single-family credit guarantee portfolio was 1.88%, 2.39%, and 3.25% at December 31, 2014, 2013, and 2012, respectively. In 2014, our serious delinquency rate continued the decline that began in 2010, primarily due to lower volumes of single-family loans becoming seriously delinquent and continued loss mitigation and foreclosure activities for loans in the Legacy single-family books. Our loss mitigation efforts in 2014 included the sale of certain seriously delinquent unsecuritized single-family loans (with an aggregate UPB of $0.6 billion) in a pilot transaction completed in the third quarter of 2014. In January 2015, we received FHFA approval to execute additional such sales, which would further reduce our serious delinquency rate. For more information on this transaction, see "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES."
Charge-offs, net of recoveries, associated with single-family loans were $3.7 billion, $4.9 billion, and $11.6 billion in 2014, 2013, and 2012, respectively. Our recoveries in 2014, 2013, and 2012 included approximately $0.5 billion, $2.8 billion, and $0.7 billion, respectively, related to repurchase requests made to our seller/servicers (including amounts related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments). See “RISK MANAGEMENT — Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile” and "(Provision) Benefit for Credit Losses" for further information on our single-family credit guarantee portfolio, including credit performance, serious delinquency rates, charge-offs, REO assets and non-accrual loans.
Administrative expense for the Single-family Guarantee segment increased 14% and 15% in 2014 and 2013, respectively, compared to the level in the prior year. These increases result, in part, from our efforts to meet Conservatorship Scorecard initiatives, including development of the common securitization platform, as well as other infrastructure improvement projects. We expect this trend to continue in 2015.
REO operations (expense) income for the Single-family Guarantee segment was $(205) million in 2014, compared to $124 million in 2013 and $(62) million in 2012. The change from REO operations income in 2013 to REO operations expense in 2014 was primarily due to lower gains on the disposition of REO properties associated with a lower volume of REO sales. The improvement in 2013 compared to 2012 was primarily due to: (a) a decline in REO property expenses associated with a lower number of REO properties; and (b) improving home prices in certain geographic areas with significant REO activity.
Our single-family REO inventory (measured in number of properties) declined 46% and 4% in 2014 and 2013, respectively. Our REO acquisition activity has declined in recent periods as a result of: (a) our loss mitigation efforts; (b) a larger proportion of property sales to third parties at foreclosure; and (c) a declining number of new seriously delinquent loans. See “RISK MANAGEMENT — Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile —

71	Freddie Mac

Managing REO Activities” and "CONSOLIDATED BALANCE SHEET ANALYSIS — REO, Net" for additional information about our REO activity.
Expenses related to the legislated 10 basis point increase in guarantee fees were $775 million, $533 million, and $108 million in 2014, 2013, and 2012, respectively. We recognized a similar amount of associated management and guarantee income in each period. As of December 31, 2014, loans with an aggregate UPB of $866.7 billion were subject to these fees, and the cumulative total of the amounts paid and due to Treasury was $1.4 billion.
Segment Earnings income tax (expense) benefit for the Single-family Guarantee segment was $(600) million, $282 million, and $8 million in 2014, 2013, and 2012, respectively. The income tax benefit in 2013 resulted from the release of the valuation allowance on our deferred tax asset.
Investments
The table below presents the Segment Earnings of our Investments segment. In the first quarter of 2014, we revised our inter-segment allocations between the Multifamily and the Investments segments for the Multifamily segment's investment securities and held-for-sale loans. Prior period results have been revised to conform with the current period presentation. For additional information about this change, see “NOTE 13: SEGMENT REPORTING — Segment Earnings" and "Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
Table 23 — Segment Earnings and Key Metrics — Investments

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Segment Earnings:
Net interest income	$2,966	$3,525	$5,726
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	(140)	(974)	(1,831)
Derivative gains (losses)	(5,158)	5,543	1,034
Gains (losses) on trading securities	(276)	(1,466)	(1,794)
Non-agency mortgage-related securities settlements	6,084	5,501	—
Other non-interest income	2,797	3,401	2,719
Total non-interest income (loss)	3,307	12,005	128
Non-interest expense:
Administrative expense	(437)	(523)	(430)
Other non-interest expense (income)	(6)	349	(1)
Total non-interest expense	(443)	(174)	(431)
Segment adjustments	635	1,037	799
Segment Earnings before income tax (expense) benefit	6,465	16,393	6,222
Income tax (expense) benefit	(1,945)	(463)	1,145
Segment Earnings, net of taxes	4,520	15,930	7,367
Total other comprehensive income, net of taxes	1,951	4,357	4,030
Comprehensive income	$6,471	$20,287	$11,397
Key metrics:
Portfolio balances:
Average balances of interest-earning assets (based on amortized cost):
Mortgage-related securities(1)	$235,847	$278,200	$308,698
Non-mortgage-related investments(2)	63,408	97,070	98,176
Single-family unsecuritized performing loans	83,023	88,827	97,951
Total average balances of interest-earning assets	$382,278	$464,097	$504,825
Return:
Net interest yield — Segment Earnings basis	0.78%	0.76%	1.13%

(1)	Includes our investments in single-family PCs and certain Other Guarantee Transactions, which are consolidated under GAAP on our consolidated balance sheets.

(2)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.
2014 vs. 2013
Comprehensive income for our Investments segment decreased by $13.8 billion to $6.5 billion in 2014 compared to $20.3 billion in 2013. The drivers of comprehensive income primarily consist of: (a) net interest income generated on our investments; (b) settlement income associated with our investments in non-agency mortgage-related securities; (c) derivative- and investments-related fair value gains and losses; and (d) income taxes.

72	Freddie Mac

Segment Earnings for our Investments segment decreased by $11.4 billion to $4.5 billion in 2014 compared to $15.9 billion in 2013. The decrease in Segment Earnings in 2014 compared to 2013 was primarily due to: (a) derivative-related fair value losses recorded during 2014 compared to gains in 2013; and (b) an entire year of tax expense in 2014 compared to a partial year of tax expense following the release of the valuation allowance against our deferred tax assets in the second half of 2013.
During 2014, the UPB of the Investments segment mortgage investments portfolio decreased by 9%. We held $174.6 billion and $182.1 billion of agency securities, $44.2 billion and $64.5 billion of non-agency mortgage-related securities, and $82.8 billion and $84.4 billion of single-family unsecuritized mortgage loans at December 31, 2014 and 2013, respectively. The decline in UPB of agency securities was due mainly to liquidations. The decline in UPB of non-agency mortgage-related securities was due mainly to liquidations and sales consistent with our efforts to reduce the amount of less liquid assets. The decline in the UPB of single-family unsecuritized mortgage loans was primarily related to borrower remittances and prepayments of mortgage loans, and the securitization of mortgage loans that we had purchased for cash (including the securitization of reperforming loans and modified loans). See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” and “— Mortgage Loans” for additional information regarding our mortgage-related securities and mortgage loans.
Segment Earnings net interest income was $3.0 billion in 2014 compared to $3.5 billion in 2013. The decline in net interest income resulted from continued reduction in the balance of mortgage-related assets.
Segment Earnings non-interest income (loss) was $3.3 billion in 2014 compared to $12.0 billion in 2013. The decline during 2014 was primarily due to derivative-related fair value losses recorded during 2014 compared to derivative-related fair value gains recorded during 2013.
Segment Earnings non-interest income includes income from settlements associated with our investments in certain non-agency mortgage-related securities of $6.1 billion in 2014 compared to $5.5 billion during 2013. For information on the settlements in 2014, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
We incurred derivative gains (losses) for this segment of $(5.2) billion during 2014 compared to $5.5 billion during 2013. The change to losses was primarily a result of the impact of a flattening of the yield curve as shorter-term interest rates increased and longer-term interest rates declined during 2014, compared to an increase in longer-term interest rates during 2013. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.
Our Investments segment’s other comprehensive income was $2.0 billion during 2014 compared to $4.4 billion during 2013. The decrease in other comprehensive income during 2014 compared to 2013 was primarily due to lower fair value gains on our non-agency mortgage-related securities as spreads tightened less during 2014 compared to 2013, partially offset by lower fair value losses on agency securities as interest rates decreased in 2014. Other comprehensive income in all periods also reflects the reversals of: (a) unrealized losses due to the recognition of other-than-temporary impairments in earnings; and (b) unrealized gains and losses related to available-for-sale securities sold during the respective period.
2013 vs. 2012
Comprehensive income for our Investments segment increased by $8.9 billion to $20.3 billion in 2013 compared to $11.4 billion in 2012, primarily due to higher Segment Earnings.
Segment Earnings for our Investments segment increased by $8.6 billion to $15.9 billion in 2013 compared to $7.4 billion in 2012, primarily due to derivative-related gains in 2013.
During 2013, the UPB of the Investments segment mortgage investments portfolio decreased by 12%. We held $182.1 billion and $208.1 billion of agency securities, $64.5 billion and $76.5 billion of non-agency mortgage-related securities, and $84.4 billion and $91.4 billion of single-family unsecuritized mortgage loans at December 31, 2013 and 2012, respectively. The decline in UPB of agency securities was due mainly to liquidations. The decline in UPB of non-agency mortgage-related securities was due mainly to liquidations and sales. The decline in the UPB of single-family unsecuritized mortgage loans was primarily related to prepayments of mortgage loans held and the securitization of mortgage loans that we had purchased for cash, and includes the securitization of reperforming loans and modified loans, partially offset by the addition of newly performing loans from the Single-family Guarantee segment.
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
Segment Earnings non-interest income was $12.0 billion in 2013 compared to $128 million in 2012. The improvement was primarily due to increases in other non-interest income and derivative gains and a decrease in net impairments of available-for-sale securities recognized in earnings, partially offset by losses on mortgage loans.

73	Freddie Mac

We incurred derivative gains for this segment of $5.5 billion during 2013 compared to $1.0 billion during 2012. The increase in derivative gains was primarily due to an increase in longer-term interest rates during 2013, compared to a decrease in longer-term interest rates during 2012, coupled with a change in the mix of our derivatives. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information on our derivatives.
Income from settlements associated with our investments in certain non-agency mortgage-related securities was $5.5 billion in 2013 compared to $0 million during 2012.
Net impairment of available-for-sale securities recognized in earnings in our Investments segment was $1.0 billion during 2013 compared to $1.8 billion during 2012. The decrease in net impairments was primarily due to improvements in forecasted home prices over the expected life of the available-for-sale securities during 2013. During 2013, benefits from improvements in forecasted home prices were offset primarily by the impact of two changes: (a) the incorporation in the fourth quarter of 2013 of new information, which enhanced the assumptions used to estimate the contractual loan terms for certain modified loans collateralizing non-agency mortgage-related securities for which actual data about those terms was unavailable to the market; and (b) an increase in the population of available-for-sale securities in an unrealized loss position which we intend to sell. In the fourth quarter of 2012, we implemented the use of a third-party model, which enhanced our approach to estimating other-than-temporary impairments of our single-family non-agency mortgage-related securities. The decision to transition to a third-party model was made to increase the level of disaggregation for certain assumptions used in projecting cash flow estimates of these securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” as well as “NOTE 7: INVESTMENTS IN SECURITIES” for additional information on our impairments.
Our Investments segment’s other comprehensive income was $4.4 billion during 2013 compared to $4.0 billion during 2012. The increase in other comprehensive income was primarily due to higher fair values on our single-family non-agency mortgage-related securities, as these securities were affected by spread tightening in 2013, partially offset by losses on our agency mortgage-related securities resulting from the increase in longer-term interest rates.
For a discussion of items that have affected our Investments segment net interest income over time, and can be expected to continue to do so, see “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
Multifamily
The table below presents the Segment Earnings of our Multifamily segment. In the first quarter of 2014, we revised our inter-segment allocations between the Multifamily and the Investments segments for the Multifamily segment's investment securities and held-for-sale loans. Prior period results have been revised to conform with the current period presentation. For additional information about this change, see “NOTE 13: SEGMENT REPORTING — Segment Earnings" and "Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”

74	Freddie Mac

Table 24 — Segment Earnings and Key Metrics — Multifamily

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Segment Earnings:
Net interest income	$948	$1,186	$1,291
Benefit for credit losses	55	218	123
Non-interest income:
Management and guarantee income	254	206	151
Gains (losses) on mortgage loans	870	(336)	1,010
Derivative gains	335	1,281	943
Other non-interest income	234	1,203	294
Total non-interest income	1,693	2,354	2,398
Non-interest expense:
Administrative expense	(274)	(257)	(241)
REO operations income	9	16	3
Other non-interest expense	(23)	(24)	(129)
Total non-interest expense	(288)	(265)	(367)
Segment Earnings before income tax expense	2,408	3,493	3,445
Income tax expense	(772)	(443)	(454)
Segment Earnings, net of taxes	1,636	3,050	2,991
Total other comprehensive income (loss), net of taxes	(177)	(1,595)	1,090
Total comprehensive income	$1,459	$1,455	$4,081
Key metrics:
New Business Activity:
Multifamily new business activity	$28,336	$25,872	$28,774
Multifamily units financed from new business activity	413,367	387,940	435,653
Securitization Activity:(1)
Multifamily securitization transactions — guaranteed portion	$19,219	$24,554	$17,922
Multifamily securitization transactions — unguaranteed portion(2)	$3,152	$4,588	$3,281
Average subordination, at issuance	14.1%	15.7%	15.5%
K Certificate guarantees:
Average guarantee fee rate, in bps	21.0	19.7	19.0
Average K Certificate guaranteed UPB	$67,025	$49,197	$28,154
Credit:
Multifamily mortgage portfolio delinquency rate (at period end):
K Certificates	0.01%	0.07%	0.07%
All other	0.07%	0.11%	0.25%
Total	0.04%	0.09%	0.19%
REO inventory, at period end (number of properties)	—	1	6

(1)	Consists primarily of K Certificate transactions.

(2)	Represents subordinated securities (i.e., CMBS), which are not issued or guaranteed by us.
Comprehensive income for our Multifamily segment was $1.5 billion for both 2014 and 2013, and $4.1 billion in 2012. Comprehensive income for the segment consists of Segment Earnings and other comprehensive income or loss. Total other comprehensive loss of $0.2 billion recognized in 2014 for our Multifamily segment was primarily due to fair value losses on available-for-sale securities. Total other comprehensive loss of $1.6 billion recognized in 2013 for our Multifamily segment was primarily related to the realization of fair value gains (recognized in Segment Earnings other non-interest income) that were previously deferred in AOCI associated with certain available-for-sale securities that were sold during 2013.
Segment Earnings for our Multifamily segment was $1.6 billion in 2014, compared to $3.1 billion in 2013 and $3.0 billion in 2012. The decline in 2014 compared to 2013 was primarily due to decreased net interest income, a lower benefit for credit losses and lower non-interest income. Segment Earnings for our Multifamily segment remained relatively unchanged in 2013 compared to 2012.
In 2014, we continued to provide liquidity to the multifamily market and support affordable rental housing by acquiring and securitizing multifamily mortgages. Our total new business activity increased from $25.9 billion in 2013 to $28.3 billion in 2014. In order to expand liquidity and affordable housing in the multifamily mortgage market, we began purchasing mortgage loans of manufactured housing communities as well as smaller balance loans in 2014. Over 90% of the loans purchased in 2014

75	Freddie Mac

were designated for securitization, and we continue to pursue strategies to transfer credit risk for loans that are not designated for securitization. We sold $21.3 billion in UPB of multifamily loans in 2014 primarily through K Certificate transactions, compared to $28.3 billion in 2013.
We met our 2014 Conservatorship Scorecard goal of maintaining the dollar volume of new multifamily business activity at or below the 2013 cap of $25.9 billion in UPB. For purposes of determining our performance under the goal, we exclude business activity associated with certain targeted loan types (i.e., affordable housing loans, loans for smaller multifamily properties, and loans for manufactured housing rental communities). The 2015 Conservatorship Scorecard set a goal for us to maintain new multifamily business activity (excluding the targeted loan types) at or below $30.0 billion in UPB.
The UPB of the total multifamily portfolio increased to $169.3 billion as of December 31, 2014 from $166.8 billion as of December 31, 2013, primarily due to an increase in our guarantee portfolio, partially offset by liquidations of our legacy portfolio. The percentage of our total multifamily mortgage portfolio protected by subordination increased from 48% at December 31, 2013 to 56% at December 31, 2014. The average subordination level at issuance of our multifamily securitizations for 2014 and 2013 was 14.1% and 15.7%, respectively. This subordination is primarily provided by the unguaranteed securities sold to third parties in K Certificate transactions, which absorb first losses.
Segment Earnings net interest income was $0.9 billion in 2014 compared to $1.2 billion in 2013 and $1.3 billion in 2012. The declines in both 2014 and 2013 were primarily due to lower average balances of the multifamily unsecuritized loan and investment securities portfolios.
Segment Earnings non-interest income was $1.7 billion in 2014 compared to $2.4 billion in both 2013 and 2012. Lower gains on derivatives used to economically hedge our CMBS in 2014 were substantially offset by favorable changes in market value of the assets they hedged. Segment Earnings other non-interest income was higher in 2013 than both 2014 and 2012, primarily due to significant sales of investment securities (primarily CMBS) in 2013. We sold $2.6 billion in UPB of investment securities in 2014 compared to $13.6 billion in UPB during 2013. Segment Earnings non-interest income remained relatively unchanged in 2013 compared to 2012, as higher gains on sales of available-for-sale securities were offset by lower gains on mortgage loans.
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
Segment Earnings management and guarantee income increased to $254 million in 2014, compared to $206 million in 2013, and $151 million in 2012. The increase in both 2014 and 2013, compared to the preceding year, was primarily due to the higher average balance of the multifamily guarantee portfolio, which was primarily due to ongoing issuances of K Certificates. Our guarantees of K Certificates have lower fees than our other multifamily guarantee activities as a result of our limited credit risk exposure due to the use of subordination.
Segment Earnings benefit for credit losses was $55 million, $218 million, and $123 million in 2014, 2013, and 2012, respectively. The recognition of a benefit for credit losses in these periods was primarily due to continued improvement in the expected performance of the underlying loans.
As a result of our prudent underwriting standards and practices, and the continued solid multifamily market fundamentals, we believe that the credit quality of the multifamily mortgage portfolio remains strong. Multifamily credit losses (gains) as a percentage of the combined average balance of our multifamily loan and guarantee portfolios were (0.5) basis points, 0.9 basis points, and 2.8 basis points in 2014, 2013, and 2012, respectively, and our delinquency rate of 0.04% as of December 31, 2014 continues to be among the industry's lowest. See “RISK MANAGEMENT — Credit Risk Overview — Multifamily Mortgage Credit Risk Profile” for further information about the credit performance, including delinquency rates, of our multifamily mortgage portfolio.
CONSOLIDATED BALANCE SHEETS ANALYSIS
You should read this discussion of our consolidated balance sheets in conjunction with our consolidated financial statements, including the accompanying notes. Also, see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for information concerning certain significant accounting policies and estimates applied in determining our reported financial position.
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

76	Freddie Mac

The short-term assets on our consolidated balance sheets also include those related to our consolidated VIEs, which consisted primarily of restricted cash and cash equivalents and securities purchased under agreements to resell at December 31, 2014. These assets related to our consolidated VIEs increased by $6.7 billion from December 31, 2013 to December 31, 2014. Our consolidated VIEs include the trusts that issue our single-family PCs. The short-term assets held by these trusts primarily relate to payments of principal and interest received on the loans underlying the PCs that are held pending distribution to the investors in those PCs.
Excluding amounts related to our consolidated VIEs, we held $10.9 billion and $11.3 billion of cash and cash equivalents (including non-interest bearing deposits of $6.5 billion and $7.2 billion at the Federal Reserve Bank of New York), no federal funds sold, and $38.4 billion and $59.2 billion of securities purchased under agreements to resell at December 31, 2014 and 2013, respectively. The decrease in these liquid assets at December 31, 2014 compared to December 31, 2013 was due in part to the increase in the U.S. statutory debt limit in 2014, abating concerns that the U.S. would exhaust its borrowing authority.
Excluding amounts related to our consolidated VIEs, we held on average $11.0 billion and $11.6 billion of cash and cash equivalents and $30.1 billion and $29.5 billion of federal funds sold and securities purchased under agreements to resell during the three and twelve months ended December 31, 2014, respectively. In recent periods, our use of federal funds sold transactions has been minimal.
For information regarding our liquidity management practices and policies, see “LIQUIDITY AND CAPITAL RESOURCES.”
Investments in Securities
The two tables below provide detail regarding our investments in securities. The tables do not include our holdings of single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 21 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”
Table 25 — Investments in Available-For-Sale Securities

	December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Available-for-sale mortgage-related securities:
Freddie Mac	$37,710	$39,099	$39,001	$40,659	$53,965	$58,515
Fannie Mae	10,860	11,313	10,140	10,797	14,183	15,280
Ginnie Mae	183	199	149	167	183	209
CMBS	20,988	21,822	29,151	30,338	47,606	51,307
Subprime	20,210	20,589	29,897	27,499	35,503	26,457
Option ARM	5,460	5,649	6,617	6,574	7,454	5,717
Alt-A and other	4,500	5,043	8,322	8,706	11,861	10,904
Obligations of states and political subdivisions	2,166	2,198	3,533	3,495	5,647	5,798
Manufactured housing	556	638	629	684	716	709
Total investments in available-for-sale mortgage-related securities	$102,633	$106,550	$127,439	$128,919	$177,118	$174,896

Table 26 — Investments in Trading Securities

	December 31,
	2014	2013	2012
	(in millions)
Trading mortgage-related securities:
Freddie Mac	$17,469	$9,349	$10,354
Fannie Mae	6,099	7,180	10,338
Ginnie Mae	16	98	131
Other	171	141	156
Total trading mortgage-related securities	23,755	16,768	20,979
Trading non-mortgage-related securities:
Asset-backed securities	—	—	292
U.S. Treasury securities	6,682	6,636	20,221
Total trading non-mortgage-related securities	6,682	6,636	20,513
Total fair value of investments in trading securities	$30,437	$23,404	$41,492

77	Freddie Mac

Non-Mortgage-Related Securities
Our investments in non-mortgage-related securities provide an additional source of liquidity. We held investments in non-mortgage-related securities with a fair value of $6.7 billion and $6.6 billion as of December 31, 2014 and 2013, respectively. For more information on liquid assets, see "Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell."
Mortgage-Related Securities
Our investments in mortgage-related securities consist of securities issued by Fannie Mae, Ginnie Mae, other financial institutions, and our own mortgage-related securities. When we purchase certain REMICs and Other Structured Securities and certain Other Guarantee Transactions, we account for these securities as investments in debt securities as we are investing in the debt securities of a non-consolidated entity. We do not consolidate our resecuritization trusts unless we are deemed to be the primary beneficiary of such trusts. We are subject to the credit risk associated with the mortgage loans underlying our Freddie Mac mortgage-related securities. Mortgage loans underlying our issued single-family PCs and certain Other Guarantee Transactions are recognized on our consolidated balance sheets as held-for-investment mortgage loans, at amortized cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for further information.
The table below provides information regarding our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets, based on UPB. The table does not include our holdings of our own single-family PCs and certain Other Guarantee Transactions. For information on our holdings of such securities, see “Table 21 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios.”
Table 27 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	December 31, 2014			December 31, 2013
	Fixed Rate	Variable Rate(1)	Total	Fixed Rate	Variable Rate(1)	Total
	(in millions)
Freddie Mac mortgage-related securities:
Single-family	$41,340	$6,552	$47,892	$38,472	$4,401	$42,873
Multifamily	1,897	1,429	3,326	1,318	1,469	2,787
Total Freddie Mac mortgage-related securities	43,237	7,981	51,218	39,790	5,870	45,660
Non-Freddie Mac mortgage-related securities:
Agency securities:(2)
Fannie Mae:
Single-family	6,852	9,303	16,155	7,240	9,421	16,661
Multifamily	—	—	—	3	—	3
Ginnie Mae:
Single-family	119	67	186	150	78	228
Multifamily	12	—	12	15	—	15
Total Non-Freddie Mac agency securities	6,983	9,370	16,353	7,408	9,499	16,907
Non-agency mortgage-related securities:
Single-family:(3)
Subprime	11	27,675	27,686	116	39,583	39,699
Option ARM	—	8,287	8,287	—	10,426	10,426
Alt-A and other	955	5,035	5,990	1,417	9,594	11,011
CMBS(3)	9,326	11,886	21,212	13,069	16,254	29,323
Obligations of states and political subdivisions(4)	2,157	12	2,169	3,524	14	3,538
Manufactured housing	521	183	704	577	201	778
Total non-agency mortgage-related securities	12,970	53,078	66,048	18,703	76,072	94,775
Total UPB of mortgage-related securities	$63,190	$70,429	133,619	$65,901	$91,441	157,342
Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(8,187)			(14,036)
Net unrealized gains (losses) on mortgage-related securities, pre-tax			4,873			2,381
Total carrying value of mortgage-related securities			$130,305			$145,687

(1)
Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or subject to change based on changes in the composition of the underlying collateral.

(2)
Agency securities are generally not separately rated by nationally recognized statistical rating organizations, but have historically been viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.

(3)	For information about how these securities are rated, see ‘‘Table 32 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.’’

(4)
Consists of housing revenue bonds. Approximately 31% and 28% of these securities held at December 31, 2014 and 2013, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

78	Freddie Mac

The table below provides the UPB and fair value of our investments in agency and non-agency mortgage-related securities on our consolidated balance sheets.
Table 28 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	December 31, 2014		December 31, 2013
	UPB	Fair Value	UPB	Fair Value
	(in millions)
Agency pass-through securities	$11,289	$12,196	$12,951	$13,867
Other agency securities:
Interest-only securities	—	2,093	—	1,966
Principal-only securities	2,427	2,086	2,724	2,252
Inverse floating-rate securities(1)	1,156	1,619	1,594	2,280
REMICs and Other Structured Securities	52,699	56,201	45,298	47,885
Total agency securities	67,571	74,195	62,567	68,250
Non-agency securities	66,048	56,110	94,775	77,437
Total mortgage-related securities	$133,619	$130,305	$157,342	$145,687

(1)
Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e., higher cash flows when reference rates are low and lower cash flows when reference rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $157.3 billion at December 31, 2013 to $133.6 billion at December 31, 2014, while the fair value of these investments decreased from $145.7 billion at December 31, 2013 to $130.3 billion at December 31, 2014. The reduction in non-agency mortgage-related securities was due to liquidations and sales, consistent with our efforts to reduce the amount of less liquid assets in our mortgage-related investments portfolio, as described in “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
The table below summarizes the UPB of our mortgage-related securities purchase activity.
Table 29 — Mortgage-Related Securities Purchase Activity

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Non-Freddie Mac mortgage-related securities purchased for resecuritization:
Ginnie Mae Certificates	$—	$26	$21
Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	2,695	4,251	—
Variable-rate	5,005	50	170
Total Fannie Mae	7,700	4,301	170
Ginnie Mae:
Variable-rate	73	—	—
Total non-Freddie Mac agency securities	7,773	4,301	170
Non-agency mortgage-related securities:
CMBS:(1)
Variable-rate	35	—	—
Total non-agency mortgage-related securities	35	—	—
Total non-Freddie Mac mortgage-related securities purchased as investments in securities	7,808	4,301	170
Total non-Freddie Mac mortgage-related securities purchased	$7,808	$4,327	$191
Freddie Mac mortgage-related securities purchased:(2)
Single-family:
Fixed-rate	$43,922	$44,760	$13,272
Variable-rate	7,568	296	3,045
Multifamily:
Fixed-rate	392	—	119
Total Freddie Mac mortgage-related securities purchased	$51,882	$45,056	$16,436

(1)	Consists of our purchases of subordinated tranches issued in K Certificate transactions.

(2)	Primarily consists of purchases of Freddie Mac mortgage-related securities from third parties.

79	Freddie Mac

Our purchases of Freddie Mac mortgage-related securities during 2014, as reflected in the table above, primarily consisted of purchases of single-family PCs related to our investment activities. Our purchases of single-family PCs and certain Other Guarantee Transactions issued by consolidated trusts are recorded on our consolidated balance sheets as an extinguishment of debt securities of consolidated trusts held by third parties. For more information, see “BUSINESS — Our Business — Our Business Segments — Investments Segment — Market Presence and PC Support Activities” and “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for K Certificates.”
Unrealized Losses on Available-For-Sale Mortgage-Related Securities
At December 31, 2014, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $0.9 billion compared to $3.9 billion at December 31, 2013. The decrease was largely the result of fair value gains related to our investments in single-family non-agency mortgage-related securities primarily due to the impact of spread tightening and the movement of these securities with unrealized losses towards maturity. We believe the unrealized losses related to these securities at December 31, 2014 were mainly attributable to poor underlying collateral performance, limited liquidity and risk premiums in the market for residential non-agency mortgage-related securities. All available-for-sale securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.
Higher-Risk Components of Our Investments in Mortgage-Related Securities
We have exposure to subprime, option ARM, interest only, and Alt-A and other loans as part of our investments in mortgage-related securities as follows:

•	Single-family non-agency mortgage-related securities: We hold non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans.

•
Single-family Freddie Mac mortgage-related securities: We hold certain Other Guarantee Transactions as part of our investments in securities. There are subprime and option ARM loans underlying some of these Other Guarantee Transactions. For more information on single-family loans with certain higher-risk characteristics underlying our issued securities, see “RISK MANAGEMENT — Mortgage Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile — Monitoring Loan Performance.”

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

80	Freddie Mac

Table 30 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans and Certain Related Credit Statistics

	As of
	12/31/2014	9/30/2014	6/30/2014	3/31/2014	12/31/2013
	(dollars in millions)
UPB:(1)
Subprime	$27,682	$30,706	$34,083	$37,958	$39,694
Option ARM	8,287	8,493	9,716	10,197	10,426
Alt-A	4,549	4,995	6,339	7,904	9,147
Gross unrealized losses, pre-tax:
Subprime	$610	$880	$1,577	$2,037	$2,780
Option ARM	183	223	346	381	381
Alt-A	32	30	59	83	135
Present value of expected future credit losses:(2)(3)
Subprime	$4,262	$4,568	$4,954	$6,024	$6,400
Option ARM	987	1,161	1,470	1,651	1,802
Alt-A	457	546	785	1,084	1,165
Collateral delinquency rate:(4)
Subprime	32%	32%	33%	34%	35%
Option ARM	27	27	29	31	32
Alt-A	20	20	21	22	22
Average credit enhancement:(5)
Subprime	9%	9%	6%	7%	9%
Option ARM	—	—	(2)	(1)	—
Alt-A	2	2	(1)	(1)	—
Cumulative collateral loss:(6)
Subprime	32%	32%	32%	31%	30%
Option ARM	25	25	25	24	24
Alt-A	15	15	15	15	13

(1)
Not affected by settlement amounts we received related to our investments in certain non-agency mortgage-related securities. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”

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

(3)
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

(6)
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

Our estimate of the present value of expected future credit losses on our available-for-sale non-agency mortgage-related securities decreased to $5.8 billion at December 31, 2014 from $6.4 billion at September 30, 2014. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decrease in the present value of expected future credit losses on our available-for-sale securities was primarily driven by: (a) sales of non-agency mortgage-related securities; and (b) a decline in interest rates.
The investments we hold in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A loans were generally structured to include credit enhancements, particularly through subordination and other structural enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in the aggregate. In most cases, we continued to experience the

81	Freddie Mac

erosion of structural credit enhancements on securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying collateral. There is also substantial uncertainty surrounding certain bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. For more information, see "NOTE 7: INVESTMENTS IN SECURITIES — Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities." For more information on bond insurance coverage, see “RISK MANAGEMENT — Institutional Credit Risk Profile — Bond Insurers.”
Since the beginning of 2007, we have incurred actual principal cash shortfalls of $4.2 billion on impaired available-for-sale non-agency mortgage-related securities, including $76 million and $436 million related to the three and twelve months ended December 31, 2014, respectively. The timing of our recognition of principal cash shortfalls is based on the structure of our investments, as many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures.
The table below provides principal repayments, including voluntary repayments, and cash shortfalls for our investments in non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans. Principal cash shortfalls are presented net of amounts received related to insurance recoveries.
Table 31 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans

	Three Months Ended
	12/31/2014	9/30/2014	6/30/2014	3/31/2014	12/31/2013
	(in millions)
Principal repayments and cash shortfalls:(1)
Subprime:
Principal repayments	$770	$845	$877	$889	$1,021
Principal cash shortfalls	2	5	3	(4)	8
Option ARM:
Principal repayments	$154	$158	$157	$142	$192
Principal cash shortfalls	52	74	93	88	100
Alt-A and other:
Principal repayments	$199	$225	$285	$247	$324
Principal cash shortfalls	21	25	31	41	43

(1)	Not affected by settlement amounts we received related to our investments in certain non-agency mortgage-related securities.
We and FHFA, as Conservator, are involved in various efforts to mitigate or recover our losses as an investor with respect to certain of the non-agency mortgage-related securities we hold. For more information regarding settlements related to some of these securities, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities
We recorded net impairment of available-for-sale securities recognized in earnings of $938 million, $1.5 billion, and $2.2 billion during 2014, 2013, and 2012, respectively. For information about the mortgage-related securities for which we recognized other-than-temporary impairments in earnings, see "Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings." At December 31, 2014, our gross unrealized losses, pretax, on available-for-sale mortgage-related securities were $0.9 billion.
We review our investments in available-for-sale securities that are in an unrealized loss position to determine which securities, if any, we intend to sell, given market conditions and other information as of the balance sheet date. For any available-for-sale security for which we concluded we had the intent to sell as of December 31, 2014, we recorded the unrealized loss as a net impairment of available-for-sale securities recognized in earnings. We determine the population of securities we intend to sell using management judgment based on a variety of factors, including economics and our current operational plans, models and strategies and, in the case of single-family non-agency mortgage-related securities, whether such securities are subject to FHFA-led lawsuits or other loss mitigation measures. The population of securities that we intend to sell may change from period to period. During 2014, 2013, and 2012, net impairment of available-for-sale securities recognized in earnings included $817 million, $568 million, and $0 million, respectively, due to an increase in the population of available-for-sale securities in an unrealized loss position that we intend to sell. This generally reflects our efforts to reduce the balance of less liquid assets in the mortgage-related investments portfolio. We recorded the remaining impairments because of increases in our estimate of the present value of expected future credit losses on certain individual available-for-sale securities. Changes in our operational plans, models or strategies could change the population of securities we intend to sell and thereby have a potentially significant impact on earnings. For more information, see "CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Investment Securities-Related Activities," as well as “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities.”

82	Freddie Mac

While it is reasonably possible that collateral losses on our available-for-sale securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at December 31, 2014. As a result, we have concluded that the reduction in fair value of these securities was temporary at December 31, 2014 and have recorded these unrealized losses in AOCI.
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
Our assessments concerning other-than-temporary impairment involve the use of models, require significant judgment and are subject to potentially significant change as conditions evolve. In addition, changes in the performance of the individual securities and in mortgage market conditions may also affect our impairment assessments. Depending on the structure of the individual mortgage-related security and our estimate of collateral losses relative to the amount of credit support expected to be available for the tranches we own, a change in collateral loss estimates can have a disproportionate impact on the loss estimate for the security. Servicer performance, loan modification programs and backlogs, and various forms of government intervention in the housing market can significantly affect the performance of these securities, including the timing of loss recognition of the underlying loans and thus the timing of losses we recognize on our securities. Impacts related to changes in interest rates may affect our losses due to the structural credit enhancements on our investments in non-agency mortgage-related securities. The lengthening of the foreclosure timelines that has occurred in recent years can also affect our losses. For example, while defaulted loans remain in the trusts prior to completion of the foreclosure process, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments, rather than absorbing default losses. This may reduce the amount of funds available for the tranches we own. Given the uncertainty and volatility of the economic environment, it is difficult to estimate the future performance of mortgage loans and mortgage-related securities with high assurance, and actual results could differ materially from our expectations. Furthermore, various market participants could arrive at materially different conclusions regarding estimates of future principal cash shortfalls.
For more information on risks associated with the use of models, see “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties.”
Ratings of Non-Agency Mortgage-Related Securities
The table below shows the ratings of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at December 31, 2014 based on their ratings as of December 31, 2014, as well as those held at December 31, 2013 based on their ratings as of December 31, 2013. Ratings presented represent the lower of S&P, Fitch and Moody's credit ratings, with Fitch and Moody's stated in terms of the S&P equivalent.

83	Freddie Mac

Table 32 — Ratings of Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

Credit Ratings as of December 31, 2014	UPB	Percentage of UPB	Amortized Cost	Gross Unrealized Losses	Bond Insurance Coverage(1)
	(dollars in millions)
Subprime, option ARM, Alt-A and other loans:
AAA-rated	$21	—%	$20	$—	$7
Other investment grade	1,456	3	1,378	(10)	390
Below investment grade(2)	40,486	97	28,773	(818)	2,349
Total	$41,963	100%	$30,171	$(828)	$2,746
CMBS:
AAA-rated	$8,998	42%	$9,003	$—	$40
Other investment grade	10,512	50	10,459	(11)	1,639
Below investment grade(2)	1,702	8	1,686	(45)	1,546
Total	$21,212	100%	$21,148	$(56)	$3,225
Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$9,019	14%	$9,023	$—	$47
Other investment grade	11,968	19	11,837	(21)	2,029
Below investment grade(2)	42,188	67	30,459	(863)	3,895
Total	$63,175	100%	$51,319	$(884)	$5,971
Total investments in mortgage-related securities	$133,619
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	47%

Credit Ratings as of December 31, 2013
Subprime, option ARM, Alt-A and other loans:
AAA-rated	$114	—%	$110	$(1)	$7
Other investment grade	2,417	4	2,308	(39)	582
Below investment grade(2)	58,605	96	42,420	(3,263)	2,936
Total	$61,136	100%	$44,838	$(3,303)	$3,525
CMBS:
AAA-rated	$14,286	49%	$14,299	$—	$41
Other investment grade	12,786	43	12,740	(131)	1,653
Below investment grade(2)	2,251	8	2,239	(206)	1,557
Total	$29,323	100%	$29,278	$(337)	$3,251
Total subprime, option ARM, Alt-A and other loans, and CMBS:
AAA-rated	$14,400	16%	$14,409	$(1)	$48
Other investment grade	15,203	17	15,048	(170)	2,235
Below investment grade(2)	60,856	67	44,659	(3,469)	4,493
Total	$90,459	100%	$74,116	$(3,640)	$6,776
Total investments in mortgage-related securities	$157,342
Percentage of subprime, option ARM, Alt-A and other loans, and CMBS of total investments in mortgage-related securities	57%

(1)	Represents the amount of UPB covered by bond insurance. This amount does not represent the maximum amount of losses we could recover, as the bond insurance also covers interest.

(2)	Includes securities with S&P equivalent credit ratings below BBB– and certain securities that are no longer rated.
Mortgage Loans
The UPB of mortgage loans on our consolidated balance sheets was $1.7 trillion at both December 31, 2014 and 2013. Most of the loans on our consolidated balance sheets are securitized (e.g., held in PC trusts). The unsecuritized loans on our consolidated balance sheets generally consist of loans held for investment purposes, loans that are awaiting securitization, or delinquent or modified loans that we removed from PC trusts.
Based on the amount of the recorded investment of single-family loans classified as held-for-investment on our consolidated balance sheets, approximately $31.8 billion, or 1.9%, of these loans were seriously delinquent or in foreclosure as of December 31, 2014, compared to $41.5 billion, or 2.5%, as of December 31, 2013. The majority of these loans are unsecuritized and were removed by us from our PC trusts. As guarantor, we have the right to remove mortgages that back our PCs from the underlying loan pools under certain circumstances. See “NOTE 5: IMPAIRED LOANS” for more information on our removal of single-family loans from PC trusts.
The UPB of unsecuritized single-family mortgage loans declined by $10.6 billion to $111.5 billion at December 31, 2014 from $122.1 billion at December 31, 2013, primarily due to: (a) loan prepayments, foreclosure transfers, and foreclosure alternative activities; (b) securitization of reperforming and modified loans; (c) securitization of loans through our PC cash

84	Freddie Mac

auction process, net of related purchases; and to a lesser extent (d) sales of seriously delinquent loans. This decline was partially offset by our removal of seriously delinquent single-family loans from PC trusts. As of December 31, 2014 and 2013, the balance of unsecuritized single-family mortgage loans included $82.4 billion and $78.0 billion, respectively, in UPB of mortgage loans classified as TDRs that were no longer seriously delinquent.
The UPB of unsecuritized multifamily mortgage loans was $53.0 billion at December 31, 2014 and $59.2 billion at December 31, 2013. This decline was primarily due to principal repayments and our securitization of loans through K Certificates.
We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. We also maintain a reserve for guarantee losses that is associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments for which we have incremental credit risk. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $21.9 billion and $24.7 billion at December 31, 2014 and 2013, respectively, including $21.8 billion and $24.6 billion, respectively, related to single-family loans. At December 31, 2014 and 2013, our allowance for loan losses, as a percentage of mortgage loans, held-for-investment, on our consolidated balance sheets was 1.3% and 1.4%, respectively. See "CONSOLIDATED RESULTS OF OPERATIONS — (Provision) Benefit for Credit Losses," “RISK MANAGEMENT — Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile,” and “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information on seriously delinquent single-family loans as well as further detail about the mortgage loans and associated allowance for loan losses recorded on our consolidated balance sheets.
The table below summarizes the principal amount of mortgages we purchased and the amount of guarantees we issued in the applicable periods. The activity presented in the table consists of: (a) mortgage loans in consolidated PCs issued in the period (regardless of whether the PCs are held by us or third parties); (b) single-family and multifamily mortgage loans purchased, but not securitized, in the period; and (c) mortgage loans underlying our mortgage-related financial guarantees issued in the period, which are not consolidated on our balance sheets.
Table 33 — Mortgage Loan Purchases and Other Guarantee Commitment Issuances(1)

	Year Ended December 31,
	2014		2013		2012
	Amount	% of Total(2)	Amount	% of Total(2)	Amount	% of Total(2)
	(dollars in millions)
Mortgage loan purchases and other guarantee commitment issuances:
Single-family:
30-year or more amortizing fixed-rate	$192,458	68%	$287,773	63%	$275,632	60%
20-year amortizing fixed-rate	8,677	3	21,658	5	29,614	7
15-year amortizing fixed-rate	38,200	13	97,025	22	103,141	23
Adjustable-rate	15,711	6	16,007	4	18,075	4
FHA/VA and other governmental	207	—	279	—	387	—
Total single-family(3)	255,253	90	422,742	94	426,849	94
Multifamily:
10-year(4)	11,069	4	14,977	3	16,223	3
7-year(4)	11,773	4	7,393	2	8,045	2
Other(5)	5,494	2	3,502	1	4,506	1
Total multifamily(6)	28,336	10	25,872	6	28,774	6
Total mortgage loan purchases and other guarantee commitment issuances	$283,589	100%	$448,614	100%	$455,623	100%
Percentage of mortgage loan purchases and other guarantee commitment issuances with credit enhancements(7)	23%		16%		12%

(1)
Excludes the removal of seriously delinquent loans and balloon/reset mortgages from PC trusts. Includes purchases of mortgage loans for securitization that were previously associated with other guarantee commitments.

(2)	Within these columns, "—" represents less than 0.5%.

(3)
Includes $21.1 billion, $29.0 billion, and $32.6 billion of conforming jumbo loan purchases and $0.3 billion, $1.0 billion, and $0.9 billion of conforming jumbo loans underlying other guarantee commitment issuances for the years ended December 31, 2014, 2013, and 2012, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of December 31, 2014 and 2013 was $79.1 billion and $69.0 billion, respectively. Includes issuances of other guarantee commitments on single-family loans of $2.6 billion, $9.9 billion, and $6.8 billion during the years ended December 31, 2014, 2013, and 2012, respectively.

(4)	Includes interest-only and amortizing loans that may either be fixed or adjustable-rate.

(5)	Includes other guarantee commitments on multifamily loans and multifamily mortgage loans with original maturities other than 10 years and 7 years.

(6)	Includes loans and bonds underlying tax-exempt securitization transactions.

85	Freddie Mac

(7)	Excludes credit enhancement coverage occurring subsequent to our purchase or guarantee, such as through STACR debt notes or other risk transfer transactions (e.g., K Certificate transactions).
Our single-family purchase activity declined in 2014 compared to 2013 primarily due to reduced refinancing volume. In 2014, refinancings comprised approximately 48% of our single-family purchase and issuance volume, compared with 73% in 2013. We attribute this decline to higher average mortgage interest rates in 2014 compared to 2013. Many borrowers have already refinanced their loans in recent years at relatively low interest rates, and thus may be less likely to do so in the future.
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
At December 31, 2014, the net fair value of our total derivative portfolio was $(1.1) billion compared to $883 million at December 31, 2013. See “NOTE 9: DERIVATIVES” for information regarding our derivatives, and the notional or contractual amounts and related fair values of our total derivative portfolio by product type at December 31, 2014 and 2013, as well as “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged” for information about derivative collateral held and posted.
See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.
REO, Net
We typically acquire properties as a result of borrower defaults (and subsequent foreclosures) on mortgage loans that we own or guarantee. These properties are recorded as REO assets on our consolidated balance sheets. The balance of our REO, net, declined to $2.6 billion at December 31, 2014 from $4.6 billion at December 31, 2013. The volume of our single-family REO acquisitions has been significantly affected by: (a) the length of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying properties to transition to REO; (b) the volume of our foreclosure alternatives, which result in fewer loans proceeding to foreclosures, and thus fewer properties transitioning to REO; and (c) a large proportion of property sales to third parties at foreclosure. We expect that the length of the foreclosure process will continue to remain above historical levels and may increase further. Additionally, we expect our REO dispositions to remain at elevated levels in the near term, as we have a large REO inventory and a significant number of seriously delinquent loans that are in the process of foreclosure.
The table below provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties.

86	Freddie Mac

Table 34 — REO Activity by Region(1)

	December 31,
	2014	2013	2012
	(number of properties)
REO Inventory
Single-family:
Inventory, beginning of period	47,307	49,071	60,535
Acquisitions, by region:
Northeast	7,657	10,023	7,352
Southeast	15,183	23,827	23,906
North Central	10,662	20,834	27,586
Southwest	3,721	6,996	10,197
West	5,042	9,001	13,771
Total single-family acquisitions	42,265	70,681	82,812
Dispositions, by region:
Northeast	(9,435)	(7,071)	(7,544)
Southeast	(21,969)	(20,956)	(25,803)
North Central	(18,785)	(25,946)	(28,137)
Southwest	(5,905)	(8,395)	(12,134)
West	(7,710)	(10,077)	(20,658)
Total single-family dispositions	(63,804)	(72,445)	(94,276)
Inventory, end of year	25,768	47,307	49,071

Multifamily:
Inventory, beginning of period	1	6	20
Acquisitions	1	4	6
Dispositions	(2)	(9)	(20)
Inventory, end of year	—	1	6
Total inventory, end of year	25,768	47,308	49,077

(1)	See endnote (1) to “Table 16 — Single-Family Charge-offs and Recoveries by Region” for a description of these regions.
See “RISK MANAGEMENT — Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile — Managing REO Activity” for additional information about our REO management activities.
Deferred Tax Assets
We had a net deferred tax asset of $19.5 billion and $22.7 billion as of December 31, 2014 and 2013, respectively. We determined that a valuation allowance against our net deferred tax asset was not necessary at both December 31, 2014 and 2013. See "NOTE 12: INCOME TAXES" and "CRITICAL ACCOUTING POLICIES AND ESTIMATES — Realizability of Deferred Tax Assets, Net" for additional information.
On a quarterly basis, we determine whether a valuation allowance is necessary on our net deferred tax asset. In doing so, we consider all evidence available, both positive and negative, in determining whether, based on the weight of the evidence, it is more likely than not that the deferred tax assets will be realized. If evidence in future periods changes such that it is more likely than not that part or all of the net deferred tax asset will not be realized, we will reestablish a valuation allowance at that time. Examples of factors that could affect our assessment are: (a) a significant downturn in the housing markets or economy that negatively affects our future financial results; (b) changes to our business operations resulting from enacted legislation; and (c) a change in corporate legal structure that would limit our ability to realize the assets under existing tax laws. A determination that it is appropriate to establish a valuation allowance in the future would result in an additional income tax expense and could require additional draws under the Purchase Agreement.
Other Assets
Other assets consist of accounts and other receivables, the guarantee asset related to non-consolidated trusts and other guarantee commitments, and other miscellaneous assets. Other assets decreased to $7.7 billion as of December 31, 2014 from $8.5 billion as of December 31, 2013 due to a decrease in mortgage insurance and other credit enhancement receivables primarily resulting from decreased REO volume and a decrease in mortgage loans acquired with credit enhancements. For more information on other assets, see “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS.”
Total Debt, Net
Total debt, net on our consolidated balance sheets consists of: (a) debt securities of consolidated trusts held by third parties; and (b) other debt.

87	Freddie Mac

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
Table 35 — Reconciliation of the Par Value and UPB to Total Debt, Net

	December 31,
	2014	2013
	(in millions)
Total debt:
Other debt:
Par value	$454,029	$511,345
Unamortized balance of discounts and premiums	(3,918)	(4,667)
Hedging-related and other basis adjustments	(42)	89
Subtotal	450,069	506,767
Debt securities of consolidated trusts held by third parties:
UPB	1,440,325	1,399,456
Unamortized balance of discounts and premiums	39,148	34,528
Subtotal	1,479,473	1,433,984
Total debt, net	$1,929,542	$1,940,751
The table below summarizes our other short-term debt.

88	Freddie Mac

Table 36 — Other Short-Term Debt

	2014
	December 31,		Average Outstanding During the Year		Maximum Carrying Value Outstanding at Any Month End
	Carrying Value	Weighted Average Effective Rate	Carrying Value(1)	Weighted Average Effective Rate
	(dollars in millions)
Reference Bills® securities and discount notes	$134,619	0.12%	$116,388	0.12%	$134,619
Medium-term notes	—	—	750	0.16	4,000
Federal funds purchased and securities sold under agreements to repurchase	—	—	15	0.11	—
Other short-term debt	$134,619	0.12
	2013
	December 31,		Average Outstanding During the Year		Maximum Carrying Value Outstanding at Any Month End
	Carrying Value	Weighted Average Effective Rate	Carrying Value(1)	Weighted Average Effective Rate
	(dollars in millions)
Reference Bills® securities and discount notes	$137,712	0.13%	$130,919	0.13%	$140,082
Medium-term notes	4,000	0.16	2,291	0.16	4,000
Federal funds purchased and securities sold under agreements to repurchase	—	—	15	0.16	—
Other short-term debt	$141,712	0.13
	2012
	December 31,		Average Outstanding During the Year		Maximum Carrying Value Outstanding at Any Month End
	Carrying Value	Weighted Average Effective Rate	Carrying Value(1)	Weighted Average Effective Rate
	(dollars in millions)
Reference Bills® securities and discount notes	$117,889	0.15%	$126,919	0.14%	$155,285
Medium-term notes	—	—	21	0.44	250
Federal funds purchased and securities sold under agreements to repurchase	—	—	12	0.28	—
Other short-term debt	$117,889	0.15

(1) Includes issuance costs which are reported within other assets on our consolidated balance sheets.
The table below presents the UPB for Freddie Mac-issued mortgage-related securities by the underlying mortgage product type.

89	Freddie Mac

Table 37 — Freddie Mac Mortgage-Related Securities

	December 31, 2014			December 31, 2013
	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total
	(in millions)
PCs and Other Structured Securities:
Single-family:
30-year or more amortizing fixed-rate	$1,088,340	$—	$1,088,340	$1,040,602	$—	$1,040,602
20-year amortizing fixed-rate	78,603	—	78,603	81,214	—	81,214
15-year amortizing fixed-rate	278,282	—	278,282	291,347	—	291,347
Adjustable-rate(1)	69,683	—	69,683	66,250	—	66,250
Interest-only	23,941	—	23,941	29,083	—	29,083
FHA/VA and other governmental	3,154	—	3,154	3,366	—	3,366
Total single-family	1,542,003	—	1,542,003	1,511,862	—	1,511,862
Multifamily	84	4,846	4,930	—	4,778	4,778
Total single-family and multifamily	1,542,087	4,846	1,546,933	1,511,862	4,778	1,516,640
Other Guarantee Transactions:
Non-HFA bonds:
Single-family(2)	7,030	2,760	9,790	8,396	3,079	11,475
Multifamily	440	75,730	76,170	444	59,326	59,770
Total Non-HFA bonds	7,470	78,490	85,960	8,840	62,405	71,245
HFA Initiative Bonds:
Single-family	—	3,040	3,040	—	3,341	3,341
Multifamily	—	720	720	—	744	744
Total HFA Initiative Bonds	—	3,760	3,760	—	4,085	4,085
Total Other Guarantee Transactions	7,470	82,250	89,720	8,840	66,490	75,330
REMICs and Other Structured Securities backed by Ginnie Mae certificates	—	433	433	—	541	541
Total Freddie Mac Mortgage-Related Securities	$1,549,557	$87,529	$1,637,086	$1,520,702	$71,809	$1,592,511
Less: Repurchased Freddie Mac Mortgage-Related Securities(3)	(109,232)			(121,246)
Total UPB of debt securities of consolidated trusts held by third parties	$1,440,325			$1,399,456

(1)	Includes $0.8 billion and $0.9 billion in UPB of option ARM mortgage loans as of December 31, 2014 and 2013, respectively.

(2)
Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $4.9 billion and $5.5 billion in UPB of securities backed by option ARM mortgage loans at December 31, 2014 and 2013, respectively.

(3)	Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 27 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”
Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 94% at both December 31, 2014 and 2013. The UPB of multifamily Other Guarantee Transactions, excluding HFA initiative-related bonds, increased to $76.2 billion as of December 31, 2014 from $59.8 billion as of December 31, 2013, due to K Certificate issuances.
The table below shows issuances and extinguishments of the debt securities of our consolidated trusts during 2014 and 2013, as well as the debt securities of consolidated trusts held by third parties, based on UPB.

90	Freddie Mac

Table 38 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts

	Year Ended December 31,
	2014	2013
	(in millions)
Beginning balance of debt securities of consolidated trusts held by third parties	$1,399,456	$1,387,259
Issuances of debt securities of consolidated trusts	257,293	425,619
Debt securities of consolidated trusts retained by us at issuance(1)	(47,792)	(38,390)
Net issuances of debt securities of consolidated trusts	209,501	387,229
Reissuances of debt securities of consolidated trusts previously held by us(2)	92,053	55,704
Total issuances to third parties of debt securities of consolidated trusts	301,554	442,933
Extinguishments, net(3)	(260,685)	(430,736)
Ending balance of debt securities of consolidated trusts held by third parties	$1,440,325	$1,399,456

(1)	Represents mortgage loans that we had purchased for cash, subsequently securitized, and retained in our mortgage-related investments portfolio.

(2)	Represents sales of PCs and certain Other Guarantee Transactions previously held by us.

(3)
Includes: (a) purchases of PCs and certain Other Guarantee Transactions from third parties; and (b) principal repayments related to PCs and certain Other Guarantee Transactions issued by our consolidated trusts.

Total issuances to third parties of debt securities of consolidated trusts and extinguishments, net decreased during 2014 compared to 2013 primarily due to a decrease in refinance activity resulting from higher average mortgage interest rates in 2014 compared to 2013.
Other Liabilities
Other liabilities consist of servicer liabilities, the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities decreased to $5.1 billion as of December 31, 2014 from $5.5 billion as of December 31, 2013 primarily due to a decrease in our liability to servicers for advanced interest due to a decline in the seriously delinquent loan population. See “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.
Total Equity
The table below presents the changes in total equity and certain capital-related disclosures.
Table 39 — Changes in Total Equity

	Three Months Ended					Year Ended
	12/31/2014	9/30/2014	6/30/2014	3/31/2014	12/31/2013	12/31/2014
	(in millions)
Beginning balance	$5,186	$4,290	$6,899	$12,835	$33,436	$12,835
Net income	227	2,081	1,362	4,020	8,613	7,690
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	22	656	479	427	970	1,584
Changes in unrealized gains (losses) related to cash flow hedge relationships	46	50	49	52	66	197
Changes in defined benefit plans	(44)	(1)	—	—	186	(45)
Comprehensive income	251	2,786	1,890	4,499	9,835	9,426
Capital draw funded by Treasury	—	—	—	—	—	—
Senior preferred stock dividends declared	(2,786)	(1,890)	(4,499)	(10,435)	(30,436)	(19,610)
Total equity/Net worth	$2,651	$5,186	$4,290	$6,899	$12,835	$2,651
Aggregate draws under the Purchase Agreement (as of period end)(1)	$71,336	$71,336	$71,336	$71,336	$71,336	$71,336
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$90,955	$88,169	$86,279	$81,780	$71,345	$90,955

(1)
Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference.

At December 31, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the fourth quarter of 2014. We paid cash dividends to Treasury of $19.6 billion during 2014. Based on our Net Worth Amount at December 31, 2014 and the 2015 Capital Reserve Amount of $1.8 billion, our dividend obligation to Treasury in March 2015 will be $851 million.

91	Freddie Mac

Our available-for-sale securities net unrealized gains (losses) recorded in AOCI was $2.5 billion and $1.0 billion at December 31, 2014 and 2013, respectively. This improvement in AOCI was primarily due to fair value gains resulting from the impact of spread tightening on our non-agency mortgage-related securities and the movement of these securities with unrealized losses towards maturity.
RISK MANAGEMENT
Risk Management
Overview
Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risk; (b) interest-rate and other market risks; and (c) operational risk.
Risk management is a critical aspect of our business. Our ability to identify, measure, mitigate, and report risk is critical to our ability to maintain risk at an appropriate level.
See “RISK FACTORS” for additional information regarding certain risks material to our business. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” for information about our interest rate and other market risks.
Risk Management Framework
We manage risk using a three-lines-of-defense risk management framework. The first line of defense, defined generally as our business units, is responsible for identifying, assessing, measuring, mitigating and reporting the risks in their business. In the first line of defense role, each business unit is responsible for managing its risks in conformance with the risk guidelines, risk policies and risk limits approved by the Board, the Risk Committee of our Board and executive management. The second line of defense, our Enterprise Risk Management and Compliance divisions, is accountable for: (a) reporting risk to senior management and, as needed, the Board; (b) managing risks at the corporate level and setting the overall risk appetite and framework for monitoring risk; and (c) providing oversight of the first line. The second line of defense provides company-wide leadership and oversight to help ensure effective and consistent understanding and management of risks by our business units. The third line of defense, our Internal Audit division, provides independent assurance related to the design and effectiveness of the company’s risk management, internal control and governance processes through its audit, assurance, and advisory work. The Internal Audit division reports independently to the Audit Committee of the Board. For more information about our Board’s role in oversight of risk management, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE — Board Leadership Structure and Role in Risk Oversight.”
The company has in place a governance structure including enterprise wide oversight provided by the Board, CERO and CCO, as well as our Enterprise Risk Management Committee, chaired by the CERO, which is responsible for overseeing the establishment of enterprise risk policies; monitoring risk through risk reporting and analysis; and the development and execution of the framework for managing market, operational, counterparty and credit risk.
We utilize an internal economic capital framework and models in our risk management process. Our economic capital framework provides a risk-based measurement of capital which reflects relevant market, credit, counterparty, and operational risks. We assign economic capital internally to asset classes based on their respective risks. We consider economic capital an input when we make economic decisions, establish risk limits and measure profitability.
Risk Profile
The following risk profile sections describe our current risk environment and include a discussion of quantitative and/or qualitative assessments of specific risks. During 2014, we made enhancements to our risk management framework. These enhancements are designed to strengthen risk ownership in our business units and add clarity to risk management roles and responsibilities. We believe these enhancements will improve our risk management effectiveness. As part of this effort, we are re-organizing certain activities across the company. During our transition, we may experience elevated operational risks. We are actively managing this risk.
Credit Risk Overview
We are subject primarily to two types of credit risk: (a) mortgage credit risk; and (b) institutional credit risk. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or guarantee. Institutional credit risk is the risk that a counterparty that has entered into a business contract or arrangement with us will fail to meet its obligations to us.
Mortgage Credit Risk Overview
We are exposed to mortgage credit risk principally in our single-family credit guarantee and multifamily mortgage portfolios because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a Freddie Mac mortgage-related security, or other guarantee commitment. All mortgages that we purchase or guarantee have an inherent risk of default. We are also exposed to mortgage credit risk related to our investments in non-Freddie Mac mortgage-

92	Freddie Mac

related securities. For information about our holdings of these securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities - Mortgage-Related Securities.”
Conditions in the single-family mortgage market improved in most geographic areas during the last two years. The balance of non-performing single-family loans in our single-family credit guarantee portfolio declined in both 2014 and 2013, but remains at elevated levels compared to our historical experience.
Single-Family Mortgage Credit Risk Framework and Profile
Our risk exposure to single-family loans is represented by all loans we either purchase or guarantee, which we refer to as our single-family credit guarantee portfolio. Our principal strategies for managing single-family mortgage credit risk are: (a) maintaining policies and procedures, including underwriting and servicing standards, that govern new business activity and our portfolio; (b) monitoring the characteristics of the loans that we purchase or guarantee; (c) transferring a portion of our mortgage credit risk through credit enhancements, including insurance and other risk transfer transactions; (d) monitoring loan performance and making adjustments to our standards and policies, if necessary; (e) managing problem loans, including early intervention through loan workouts and foreclosures; and (f) managing REO activities.
Maintaining Policies and Procedures for our New Business Activity
We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with sellers describe mortgage eligibility and underwriting standards, and the sellers represent and warrant to us that the mortgages sold to us meet these standards. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using a number of critical risk characteristics, including but not limited to, the credit profile of the borrower, the features of the mortgage, and the LTV ratio.
As part of our quality control process, we review the underwriting documentation for a sample of loans we have purchased for compliance with our standards. We give our sellers an opportunity to appeal ineligible loan determinations in response to our request for the repurchase of the loan. The loan review and appeal process is lengthy. Although we are still reviewing 2014 originations, we have completed a substantial number of reviews and compiled results of our review of 2013 originations. Based on reviews completed through December 31, 2014, the average aggregate ineligible loan rate across all sellers for loans funded during 2013, 2012, and 2011 (excluding HARP and other relief refinance loans) was approximately 1.4%, 3.0%, and 5.7%, respectively. These rates may change in the future as our sellers may appeal our findings. The most common underwriting defect found in our review of loans funded during 2013 (excluding HARP and other relief refinance loans) related to the delivery of inaccurate income data. In recent periods, we also made revisions to our loan review process that are designed to standardize the process and facilitate more timely review of loans we purchase.
We do not have our own mortgage loan servicing operation. Instead, our servicers perform the primary servicing function on our loans on our behalf. This includes performing the loan workout and foreclosure activities described below in "Managing Problem Loans." We have contractual arrangements with our servicers under which they represent and warrant that they will service our loans in accordance with our standards. We monitor our servicers' compliance with our servicing standards and periodically review their servicing operations process.
If we discover that representations and warranties were breached in either underwriting or servicing a loan (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses on the loans. These contractual remedies may include the ability to require the seller or the servicer to repurchase the loan at its current UPB.
For more information, see “BUSINESS — Our Business Segments — Single-Family Guarantee Segment — Underwriting Requirements, Quality Control Standards and the Representation and Warranty Framework” and “Institutional Credit Risk Profile — Single-family Mortgage Seller/Servicers.”
Monitoring the Characteristics of the Loans that We Purchase or Guarantee
We actively monitor the characteristics of loans we purchase, and our Enterprise Risk Management division establishes limits on the quantity of loans we purchase that have certain higher risk characteristics. These limits are designed to help us balance the amount of risk we can accept in our portfolio with the facilitation of affordable housing in a responsible manner.
The following are some of the loan and borrower characteristics we monitor.

•
Original LTV Ratio: We use the original LTV ratio to measure the ability of the underlying property to protect our interests in the loan. The higher the LTV ratio, the greater the risk we could incur a loss if the borrower defaults on the loan, as the proceeds we could obtain on the sale of the underlying property might not be enough to cover our exposure on the loan. We require credit enhancement on loans with an original LTV ratio greater than 80%. Due to our participation in HARP, we have purchased a significant number of loans that have LTV ratios over 100% in the last several years. HARP loans with LTV ratios over 100% represented 3% and 8% of our single-family mortgage purchases in 2014 and 2013, respectively.

93	Freddie Mac

•
Credit Score: We use credit scores as one measure for assessing the credit quality of a borrower. We primarily use FICO scores, which are currently the most commonly used credit scores. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. Credit scores presented in this Form 10-K are at the time of origination and may not be indicative of the borrowers’ creditworthiness at December 31, 2014.

•
Loan Purpose: We use loan purpose to measure credit risk. Loan purpose indicates how the borrower intends to use the funds from a mortgage loan. For example, in a purchase transaction, the funds are used to acquire a property. Cash-out refinancings generally have had a higher risk of default than mortgages originated in other refinance or purchase transactions. In 2014, the portion of home purchase loans in our loan acquisition volume increased (and refinancing loans declined) compared to 2013.

•
Property and Occupancy Type: We use the property type and occupancy type to measure credit risk. Detached single-family houses and townhomes are the predominant type of single-family property. Condominiums are a property type that historically has experienced greater volatility in home prices than detached single-family residences. Condominium loans in our single-family credit guarantee portfolio have a higher percentage of first-time homebuyers and homebuyers whose purpose is for investment or a second home. Our single-family credit guarantee portfolio consists predominantly of first-lien mortgage loans secured by the borrower’s primary residence. Mortgage loans on properties occupied by the borrower as a primary residence tend to have a lower credit risk than mortgages on investment properties or second homes.

•
Geographic Concentration: We also monitor geographic concentrations. Local economic conditions can affect borrowers’ ability to repay loans and the value of the collateral underlying the loans. Because our business involves purchasing mortgages from every geographic region in the U.S., we maintain a geographically diverse single-family credit guarantee portfolio. In recent years, our credit losses have been greatest in those states that experienced significant cumulative declines in property values since 2006, such as California, Florida, Nevada and Arizona. See "Table 47 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio," and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information concerning the distribution of our single-family credit guarantee portfolio by geographic region.

•
Mortgages with Second Liens: We monitor mortgages with identified second liens at origination. The presence of a second lien can increase the risk that a borrower will default. Based on data collected by us at loan delivery, approximately 14% of the loans in our single-family credit guarantee portfolio, as of both December 31, 2014 and 2013, had second-lien financing by third parties at origination of the first mortgage. As of December 31, 2014 and 2013, we estimate that these loans comprised 18% and 17% of our seriously delinquent loans based on UPB, respectively. Borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages.

•
Attribute Combinations: We monitor certain combinations of loan characteristics that often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of serious delinquency and default. We estimate that there were $12.5 billion and $12.8 billion of UPB at December 31, 2014 and 2013, respectively, of loans in our single-family credit guarantee portfolio with both original LTV ratios greater than 90% and credit scores less than 620 at the time of loan origination, and that $0.4 billion and $0.3 billion, respectively, of the UPB of such loans was in our New single-family book. We continue to purchase certain of these loans if they are covered by credit enhancements for the UPB in excess of 80% or if they are HARP loans. See “Table 48 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for information about certain attribute combinations of our single-family mortgage loans.

Risk Profile
We believe the credit quality of the single-family loans in our New single-family book reflects sound underwriting standards as evidenced by their average original LTV ratios, credit scores, and credit performance through 2014. However, in 2014 and 2013, as refinancing volumes declined, the composition of our loan purchase activity has shifted to a higher proportion of home purchase loans, which generally have higher original LTV ratios than loans sold to us during 2010 through 2012. During 2014, refinancings comprised approximately 48% of our single-family purchase and issuance volume, compared with 73% in 2013 and 83% in 2012. Approximately 11% and 23% of our single-family purchase and issuance volume in 2014 and 2013, respectively, were relief refinance mortgages.
We purchased loans or issued other guarantee commitments for approximately 1,214,000 and 2,070,000 single-family loans totaling $255.3 billion and $422.7 billion of UPB during 2014 and 2013, respectively. During 2014 and 2013, we purchased or guaranteed more than 607,000 and 1.5 million refinance mortgages, totaling $121.0 billion and $308.7 billion in UPB, respectively. We attribute the decline in our purchases of refinance mortgages to higher average mortgage interest rates in 2014 compared to 2013. Approximately 94% of the single-family mortgages we purchased or guaranteed in 2014 were fixed-rate amortizing mortgages, based on UPB, and the remainder were ARMs.

94	Freddie Mac

The table below provides characteristics of single-family mortgage loans purchased or covered by other guarantee commitments during 2014, 2013, and 2012, based on UPB.
Table 40 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio(1)

	Percent of Purchases During the Year Ended December 31,
	2014			2013			2012
	Relief Refi	All Other	Total	Relief Refi	All Other	Total	Relief Refi	All Other	Total
Original LTV Ratio Range
60% and below	2%	14%	16%	3%	19%	22%	4%	21%	25%
Above 60% to 70%	1	11	12	2	12	14	2	12	14
Above 70% to 80%	2	40	42	3	33	36	3	29	32
Above 80% to 100%	3	24	27	7	13	20	8	9	17
Above 100% to 125%	2	—	2	5	—	5	7	—	7
Above 125%	1	—	1	3	—	3	5	—	5
Total	11%	89%	100%	23%	77%	100%	29%	71%	100%
Weighted average original LTV ratio	82%	76%	76%	91%	71%	75%	97%	68%	76%
Credit Score
740 and above	5%	56%	61%	11%	55%	66%	17%	55%	72%
700 to 739	2	20	22	5	15	20	6	11	17
660 to 699	2	10	12	4	6	10	4	4	8
620 to 659	1	3	4	2	1	3	1	1	2
Less than 620	1	—	1	1	—	1	1	—	1
Total	11%	89%	100%	23%	77%	100%	29%	71%	100%
Weighted average credit score:
Total mortgages	713	748	744	727	756	749	740	762	756

	Percent of Purchases During the Year Ended December 31,
	2014	2013	2012
Loan Purpose
Purchase	52%	27%	18%
Cash-out refinance	17	16	15
Other refinance(2)	31	57	67
Total	100%	100%	100%
Property Type
Detached/townhome(3)	92%	93%	94%
Condo/Co-op	8	7	6
Total	100%	100%	100%
Occupancy Type
Primary residence	88%	88%	91%
Second/vacation home	4	4	4
Investment	8	8	5
Total	100%	100%	100%

(1)	Within this table, "—" represents less than 0.5%.

(2)
Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.

(3)	Includes manufactured housing and homes within planned unit development communities.
Transferring a Portion of our Mortgage Credit Risk
As guarantor, we remain responsible for the payment of principal and interest on our PCs regardless of whether the borrower performs on the underlying mortgage loan. We also are subject to mortgage credit risk for unsecuritized loans. We use credit enhancements to transfer a portion of our mortgage credit risk and mitigate some of our potential credit losses. By transferring a portion of the credit risk associated with mortgage loans in our single-family credit guarantee portfolio, we reduce our exposure to loss and, consequently, the amount of capital that would be required to operate our business. Credit enhancements include: (a) primary mortgage insurance; (b) STACR and ACIS risk transfer transactions; (c) pool insurance; and (d) recourse to lenders.
Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements. Our sellers require the borrower to purchase primary mortgage insurance at the origination of the mortgage if the LTV ratio is above 80% in order to meet our requirements (subject to certain exceptions, such as HARP).

95	Freddie Mac

Under HARP, we allow eligible borrowers who have mortgages with current LTV ratios over 80% to refinance their mortgages without obtaining new mortgage insurance in excess of the insurance coverage, if any, that was already in place.
We use our risk transfer and other credit enhancement transactions to distribute some of our exposure across multiple counterparties. We use STACR and ACIS risk transfer transactions to transfer a portion of credit losses that could occur under adverse home price scenarios (through a mezzanine credit loss position) on certain groups of loans in our New single-family book from us to third-party investors. In these transactions, we first create a reference pool consisting of single-family mortgage loans. We then create a hypothetical securitization structure with notional credit risk positions (e.g., first, mezzanine, and senior loss positions). The credit risk related to the mezzanine loss position is typically divided as follows:

•	We transfer a portion of the credit risk on the position to investors through the issuance of STACR debt notes;

•	We may insure an additional portion of the position through an ACIS transaction; and

•	We retain the remaining credit risk related to the position.
Our STACR and ACIS transactions generally have terms of ten years since, for a performing loan, our loss exposure generally declines over time. Although we only completed STACR debt note and ACIS transactions related to mezzanine loss positions in 2014 and 2013, we began issuing STACR debt note transactions in 2015 that transfer some of the first loss positions. For further information about STACR and ACIS transactions, see “BUSINESS — Our Business — Our Business Segments — Single-Family Guarantee Segment — Credit Enhancements.”
Prior to 2008, we also purchased pool insurance, which provides insurance on a group of mortgage loans up to a stated aggregate limit. The majority of these policies will expire within the next five years.
Although the financial condition of certain of our mortgage insurers has improved in recent years, some have failed to fully meet their obligations and there remains a significant risk that others may fail to do so. See “Institutional Credit Risk Profile” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio, including information about our mortgage loan insurers.
Risk Profile
The portion of our single-family mortgage purchases in 2014 and 2013 that had credit enhancements was 25% and 17%, respectively. This increase is primarily due to a higher composition of home purchase loans and a lower volume of refinancings, particularly relief refinance loans, in 2014 compared to 2013. Home purchase loans typically have higher LTV ratios than refinance loans, and therefore are more likely to require mortgage insurance.
Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio and is typically provided on a loan-level basis. As of December 31, 2014 and 2013, approximately $227.5 billion and $203.5 billion, respectively, in UPB of loans in our single-family credit guarantee portfolio were covered by primary mortgage insurance, and we had coverage on these loans totaling $57.9 billion and $50.8 billion, respectively.
We recognized recoveries from credit enhancements (excluding recoveries that represent reimbursements for our expenses, such as REO operations expenses) of $0.7 billion and $1.5 billion that reduced our charge-offs of single-family loans during 2014 and 2013, respectively. Substantially all of these amounts represent recoveries associated with our primary mortgage insurance policies. We also recognized recoveries from credit enhancements of $194 million and $196 million during 2014 and 2013, respectively, as part of REO operations income (expense). These recoveries were also primarily associated with our primary mortgage insurance policies.
We executed ten credit risk transfer transactions during 2014. Since 2013, we have completed STACR transactions covering $205.4 billion in principal of the mortgage loans in our New single-family book.
The table below provides information about: (a) the UPB of STACR transactions and the notional amount of ACIS transactions completed during 2014 and 2013; and (b) balances of STACR and ACIS related amounts as of December 31, 2014 and 2013.

96	Freddie Mac

Table 41 — Risk Transfer Transactions

	Year Ended December 31,
	2014			2013
	Retained by Freddie Mac	Transferred to Third Parties	Total	Retained by Freddie Mac	Transferred to Third Parties	Total
	(in millions)
Issuance information:
First loss positions	$683	$—	$683	$174	$—	$174
Mezzanine loss positions:
STACR debt notes	—	4,916	4,916	—	1,130	1,130
Non-issued (and ACIS)(1)	1,623	439	2,062	356	78	434
Subtotal mezzanine loss positions	$1,623	$5,355	6,978	$356	$1,208	1,564
Senior (remaining) loss positions	$139,823	$—	139,823	$56,174	$—	56,174
Total reference pools			$147,484			$57,912
Additional ACIS transactions(2)			$270			$—

	As of December 31, 2014			As of December 31, 2013
	Retained by Freddie Mac	Transferred to Third Parties	Total	Retained by Freddie Mac	Transferred to Third Parties	Total
	(in millions)
Remaining balance information:
First loss positions	$853	$—	$853	$174	$—	$174
Mezzanine loss positions:
STACR debt notes	—	5,896	5,896	—	1,107	1,107
Non-issued (and ACIS)(1)	1,680	761	2,441	350	76	426
Subtotal mezzanine loss positions	$1,680	$6,657	8,337	$350	$1,183	1,533
Senior (remaining) loss positions	$183,336	$—	183,336	$55,196	$—	55,196
Total reference pools			$192,526			$56,903

(1)
Amounts retained by Freddie Mac represent the balance of our mezzanine loss positions in STACR transactions reduced by coverage under ACIS transactions. Amounts transferred to third parties represent coverage under ACIS transactions, and are the maximum amount of coverage provided by insurance counterparties to absorb a portion of our mezzanine losses. Not all of our non-issued, mezzanine positions had coverage under ACIS transactions at December 31, 2014.

(2)	Represents an ACIS transaction during 2014 that relates to the mezzanine loss position of a STACR transaction completed in 2013.
For loans in our New single-family book that are covered by credit enhancement in the form of STACR debt notes and ACIS transactions, we may receive recoveries when the loans experience a credit event, which includes a loan becoming 180 days delinquent. We would receive such recoveries by writing down the principal in STACR debt notes transactions and through the payment of insurance claims in ACIS transactions. However, we retained all of the first loss position for loans covered by STACR transactions completed in 2014 and 2013. As shown in the table above, as of December 31, 2014, we are exposed to the first $853 million of losses on the $192.5 billion total reference pools of covered loans. As of December 31, 2014 there has not been a significant amount of loans in our STACR debt note reference pools that had experienced a credit event. As a result, we have not recognized any credit-related write downs on any of our STACR debt notes nor have we made any claims for loss recoveries under our ACIS transactions.
As of December 31, 2014 and 2013, approximately $3.2 billion and $6.5 billion, respectively, in UPB of loans in our single-family credit guarantee portfolio were covered by pool insurance, and we had coverage on these loans totaling $0.9 billion and $1.2 billion, respectively. We may exhaust the insurance coverage on the contracts before the policies expire.
Certain of our single-family Other Guarantee Transactions use subordinated security structures as a form of credit enhancement. At December 31, 2014 and 2013, the UPB of single-family Other Guarantee Transactions with subordination coverage at origination was $2.4 billion and $2.6 billion, respectively, and the subordination coverage on these securities was $339 million and $399 million, respectively. At December 31, 2014 and 2013, the serious delinquency rate on single-family Other Guarantee Transactions with subordination coverage was 17.1% and 19.0%, respectively.
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

97	Freddie Mac

Monitoring Loan Performance
A number of factors influence loan performance and single-family mortgage credit risk, including loan and borrower characteristics (such as those described in “Monitoring the Characteristics of the Loans that We Purchase or Guarantee”) and local and regional economic conditions (such as home prices and unemployment rates).
We monitor the performance of our single-family credit guarantee portfolio using a variety of metrics, including delinquency statistics and estimated current LTV ratios. Our single-family business unit reviews performance, in conjunction with housing market and economic conditions, to determine if our pricing and loan eligibility standards reflect the risk associated with the loans we purchase and guarantee. We also review the payment performance of our loans in order to help identify potential problem loans early and inform our loss mitigation strategies. We periodically make changes to our seller/servicer guidelines if warranted.
We review additional performance metrics within certain groupings of loan and product types that may expose us to concentrations of risk. As a result of our review, we fully discontinued purchases of Alt-A (effective March 1, 2009), interest-only (effective September 1, 2010), and option ARM (since 2007) loans.
Risk Profile
A higher estimated current LTV ratio can indicate that the borrower’s equity in the home has declined. Based on our historical experience, there is an increase in borrower default risk and in severity of losses as LTV ratios increase. The percentage of mortgages in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was 6% and 10% at December 31, 2014 and 2013, respectively, and the serious delinquency rate for these loans was 9.06% and 9.94%, respectively. Loans with current LTV ratios greater than 100% comprised approximately 61% and 68% of our credit losses recognized in 2014 and 2013, respectively. The portion of our single-family credit guarantee portfolio with current LTV ratios greater than 100% declined in 2014 primarily due to foreclosures, short sales, and improving home prices in many geographic areas.
Improvement in home prices in many areas of the U.S. during 2014 generally led to improved estimated current LTV ratios of the loans in our portfolio as of December 31, 2014. For the loans in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 80%, the borrowers had a weighted average credit score at origination of 721 and 722 at December 31, 2014 and 2013, respectively. We continue to purchase non-HARP mortgage loans with original LTV ratios greater than 80% if they are covered by credit enhancements for the UPB in excess of 80%.
The table below provides characteristics of single-family mortgage loans in our single-family credit guarantee portfolio at December 31, 2014, 2013, and 2012, based on UPB.

98	Freddie Mac

Table 42 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Portfolio Balance at December 31,(2)
	2014	2013	2012
Original LTV Ratio Range
60% and below	21%	22%	22%
Above 60% to 70%	14	15	15
Above 70% to 80%	38	38	40
Above 80% to 100%	21	19	18
Above 100%	6	6	5
Total	100%	100%	100%
Weighted average original LTV ratio	75%	75%	74%
Estimated Current LTV Ratio Range(3)
60% and below	39%	33%	28%
Above 60% to 70%	18	18	14
Above 70% to 80%	19	20	21
Above 80% to 90%	12	12	13
Above 90% to 100%	6	7	9
Above 100% to 120%	4	6	8
Above 120%	2	4	7
Total	100%	100%	100%
Weighted average estimated current LTV ratio:
Relief refinance mortgages	75%	81%	83%
All other mortgages	64	66	74
Total mortgages	66	69	75
Credit Score(4)
740 and above	58%	58%	56%
700 to 739	20	20	21
660 to 699	13	13	14
620 to 659	6	6	6
Less than 620	3	3	3
Total	100%	100%	100%
Weighted average credit score:
Relief refinance mortgages	733	735	741
All other mortgages	742	740	736
Total mortgages	740	739	737
Loan Purpose
Purchase	30%	26%	27%
Cash-out refinance	21	22	24
Other refinance(5)	49	52	49
Total	100%	100%	100%
Property Type
Detached/townhome(6)	93%	93%	92%
Condo/Co-op	7	7	8
Total	100%	100%	100%
Occupancy Type
Primary residence	90%	90%	90%
Second/vacation home	4	4	5
Investment	6	6	5
Total	100%	100%	100%

(1)
Other Guarantee Transactions with ending balances of $1 billion at December 31, 2014, 2013 and 2012, respectively, are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.

(2)
Includes loans acquired under our relief refinance initiative, which comprised approximately 20%, 21%, and 18% of our single-family credit guarantee portfolio based on UPB as of December 31, 2014, 2013, and 2012, respectively.

(3)
The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographic area since that time.

(4)	Credit score data was not available for less than 0.5% of loans in the single-family credit guarantee portfolio at December 31, 2014, 2013, and 2012.

(5)
Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.

(6)	Includes manufactured housing and homes within planned unit development communities.

99	Freddie Mac

The table below presents certain credit information about loans in our single-family credit guarantee portfolio by year of origination as of December 31, 2014 and for the year then ended.
Table 43 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	December 31, 2014							Year Ended December 31, 2014
	Percent of Portfolio	Average Credit Score(2)	Original LTV Ratio	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate	Foreclosure and Short Sale Rate(5)	Percent of Credit Losses(4)
Year of Origination
2014	12%	748	76%	75%	—%	0.02%	—%	—%
2013	16	754	71	63	—	0.06	—	—
2012	14	761	69	56	—	0.09	0.01	—
2011	6	757	69	54	—	0.26	0.06	—
2010	6	754	69	56	—	0.46	0.15	1
2009	6	751	68	59	1	0.92	0.42	2
Subtotal - New single-family book	60	755	71	62	—	0.24	0.14	3
HARP and other relief refinance loans(6)	20	733	89	75	15	0.75	0.75	8
2005-2008 Legacy single-family book	13	702	75	83	24	7.59	8.62	81
Pre-2005 Legacy single-family book	7	709	73	47	2	3.10	1.42	8
Total	100%	740	75	66	6	1.88		100%

(1)	Except for the foreclosure and short sale rate, the data presented is based on the loans remaining in the portfolio at December 31, 2014, which totaled $1.7 trillion.

(2)	Excludes less than 0.5% of loans in the portfolio because the credit scores at origination were not available.

(3)	See endnote (3) to "Table 42 — Characteristics of the Single-Family Credit Guarantee Portfolio" for information about current LTV ratios.

(4)	Within these columns, "—" represents less than 0.5%.

(5)
Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to December 31, 2014, divided by the number of loans originated in that year that were acquired in our single-family credit guarantee portfolio. The foreclosure and short sale rate presented for the Pre-2005 Legacy single-family book represents the rate associated with loans originated in 2000 through 2004.

(6)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2014). All other refinance loans are presented in the year that the refinancing occurred.

Serious Delinquency Rates
We monitor the single-family serious delinquency rates of our portfolio, which are based on the number of loans that are three monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Single-family loans for which the borrower is subject to a forbearance agreement or a repayment plan will continue to reflect the past due status of the borrower. Our single-family delinquency rates include all single-family loans that we own, that back Freddie Mac securities, and that are covered by our other guarantee commitments, except Freddie Mac financial guarantees that are backed by either Ginnie Mae Certificates or HFA bonds due to the credit enhancements provided on them by the U.S. government.
Some of our workout and other loss mitigation activities create fluctuations in our delinquency statistics. For example, single-family loans that we report as seriously delinquent before they enter a modification trial period continue to be reported as seriously delinquent for purposes of our delinquency reporting until the modifications become effective and the loans are removed from delinquent status by our servicers. Consequently, the volume and timing of loan modifications affect our reported serious delinquency rate. In addition, there may be temporary lags in the reporting of payment status and modification completion due to differing practices of our servicers that can affect our delinquency reporting.
In 2014, the serious delinquency rate of our single-family credit guarantee portfolio continued the trend of improvement of the past several years, declining to 1.88% as of December 31, 2014 (which is the lowest level since January 2009) from 2.39% as of December 31, 2013. The improvement in our serious delinquency rate in 2014 is primarily due to lower volumes of single-family loans becoming seriously delinquent, continued loss mitigation and foreclosure activities for loans in the Legacy single-family books, and the sale of certain seriously delinquent loans. See "Managing Problem Loans" for additional information about delinquency rates and concentrations of risk for loans in our single-family credit guarantee portfolio.
Although the serious delinquency rate for all our single-family loans was 1.88% at December 31, 2014, the rate for our New single-family book was 0.24% at that date, which we believe reflects both improvements in underwriting and relatively stable and improving economic conditions in recent years. Approximately one-half of our seriously delinquent single-family loans were greater than one year past due at December 31, 2014. The gradual reduction of our 2005-2008 Legacy single-family book has contributed to the improvement in the payment performance of our single-family credit guarantee portfolio.

100	Freddie Mac

The table below presents serious delinquency rates and information about other problem loans in our single-family credit guarantee portfolio.
Table 44 — Single-Family Serious Delinquency Statistics

	As of December 31, 2014			As of December 31, 2013			As of December 31, 2012
		Percentage	Serious Delinquency Rate(1)		Percentage	Serious Delinquency Rate(1)		Percentage	Serious Delinquency Rate(1)
Credit Protection:
Non-credit-enhanced		77%	1.74%		83%	2.09%		87%	2.66%
Credit-enhanced:(2)
Primary mortgage insurance		14%	3.10%		12%	4.40%		12%	7.08%
Other(3)		12%	1.21%		5%	3.66%		1%	8.56%
Total(4)			1.88%			2.39%			3.25%

	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate
State:(5)(6)
Florida	25,656	13%	3.92%	42,948	17%	6.44%	69,034	20%	9.87%
New York	19,462	10	4.06	21,459	8	4.41	22,592	6	4.59
New Jersey	16,960	8	5.49	19,306	8	6.20	21,742	6	6.87
Illinois	11,902	6	2.17	15,521	6	2.79	22,923	7	4.08
California	11,386	6	0.92	15,620	6	1.30	27,620	8	2.34
All others	112,700	57	1.52	137,907	55	1.85	185,683	53	2.45
Total	198,066	100%		252,761	100%		349,594	100%

	# of Seriously Delinquent Loans	Percent		# of Seriously Delinquent Loans	Percent		# of Seriously Delinquent Loans	Percent
Aging, by locality:(6)
Judicial states:(7)
Less than or equal to 1 year	50,138	25%		59,129	23%		79,422	23%
More than 1 year and less than or equal to 2 years	21,919	11		30,604	12		50,506	14
More than 2 years	48,984	25		65,154	26		77,766	22
Non-judicial states:(7)
Less than or equal to 1 year	49,657	25		60,175	24		87,641	25
More than 1 year and less than or equal to 2 years	12,989	7		17,968	7		30,435	9
More than 2 years	14,379	7		19,731	8		23,824	7
Combined:(7)
Less than or equal to 1 year	99,795	50		119,304	47		167,063	48
More than 1 year and less than or equal to 2 years	34,908	18		48,572	19		80,941	23
More than 2 years	63,363	32		84,885	34		101,590	29
Total	198,066	100%		252,761	100%		349,594	100%

Payment Status:
One month past due	1.52%			1.73%			1.85%
Two months past due	0.49%			0.57%			0.66%

(1)
In the third quarter of 2014, we revised our presentation of single-family non-credit enhanced and credit-enhanced serious delinquency rates. As part of this revision, we began categorizing loans covered by our STACR and ACIS risk transfer transactions as credit-enhanced, whereas they had previously been categorized as non-credit-enhanced. This revision did not affect our total single-family serious delinquency rate. Prior periods have been revised to conform with the current presentation.

(2)
The credit enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit protection. See “Institutional Credit Risk Profile” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.

101	Freddie Mac

(3)
Consists of single-family mortgage loans covered by financial arrangements (other than primary mortgage insurance) that are designed to reduce our credit risk exposure, including loans in reference pools covered by STACR transactions as well as other forms of credit protection.

(4)	As of December 31, 2014, 2013, and 2012, approximately 53%, 61%, and 68%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

(5)	States presented have the highest number of seriously delinquent loans as of December 31, 2014.

(6)
Excludes loans underlying certain single-family Other Guarantee Transactions since the geographic information is not available to us for these loans. The serious delinquency rate for all single-family Other Guarantee Transactions was 10.11%, 10.91%, and 10.60% as of December 31, 2014, 2013, and 2012, respectively. Single-family Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics.

(7)
The states and territories classified as having a judicial foreclosure process consist of: CT, DC, DE, FL, HI, IA, IL, IN, KS, KY, LA, ME, ND, NE, NJ, NM, NY, OH, OK, OR, PA, PR, SC, SD, VI, VT, and WI. All other states are classified as having a non-judicial foreclosure process.

Higher-Risk Loans
We also monitor certain higher-risk loans in our portfolio. The table below presents information about certain categories of single-family mortgage loans in our single-family credit guarantee portfolio that we believe have certain higher-risk characteristics. These loans include categories based on product type and borrower characteristics present at origination. The table includes a presentation of each higher risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%). Loans with a combination of these characteristics will have an even higher risk of default than those with a single characteristic.
Table 45 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of December 31, 2014
	UPB	Estimated Current LTV(2)	Percentage Modified	Serious Delinquency Rate
	(dollars in billions)
Loans with one or more specified characteristics	$364.3	88%	8.5%	4.16%
Categories (individual characteristics):
Alt-A	48.3	82	19.9	8.53
Interest-only(3)	27.8	87	0.2	9.36
Option ARM(4)	5.7	79	12.5	9.87
Original LTV ratio greater than 90%, non-HARP mortgages	123.2	87	9.4	3.97
Original LTV ratio greater than 90%, HARP mortgages	149.0	96	0.8	1.18
Lower credit scores at origination (less than 620)	44.9	79	19.2	8.57

	As of December 31, 2013
	UPB	Estimated Current LTV(2)	Percentage Modified	Serious Delinquency Rate
	(dollars in billions)
Loans with one or more specified characteristics	$364.5	94%	8.1%	5.31%
Categories (individual characteristics):
Alt-A	56.9	87	16.3	10.06
Interest-only(3)	34.7	93	0.2	12.51
Option ARM(4)	6.4	86	11.0	12.30
Original LTV ratio greater than 90%, non-HARP mortgages	103.4	91	10.1	5.66
Original LTV ratio greater than 90%, HARP mortgages	154.3	103	0.5	0.97
Lower credit scores at origination (less than 620)	47.8	83	17.4	9.99

(1)
Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan. Excludes loans underlying certain Other Guarantee Transactions for which data was not available.

(2)	See endnote (3) to “Table 42 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information about current LTV ratios.

(3)
When an interest-only loan is modified to require repayment of principal, the loan is removed from the interest-only category. The percentages of interest-only loans which have been modified at period end reflect loans that have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.

(4)
For reporting purposes, loans in the option ARM category continue to be reported in that category following modification, even though the modified loan no longer provides for optional payment provisions.

A significant portion of the loans in the higher-risk categories presented in the table above (other than HARP loans) are included in our 2005-2008 Legacy single-family book. The UPB of loans with one or more of these higher-risk characteristics in our single-family credit guarantee portfolio was $364.3 billion and $364.5 billion at December 31, 2014 and 2013, respectively. Additional information about certain of these categories is provided below.

102	Freddie Mac

Loans with Payment Changes
There are several types of mortgage products that contain terms which result in scheduled changes in the borrower's monthly payments after specified initial periods. In most cases, the change will result in an increase in the borrower's monthly payment, which may increase the risk that the borrower will default on the loan.
The table below presents information for mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, at December 31, 2014 that contain terms that will result in payment changes for the borrower. The UPB amounts in the table below are aggregated by product type and categorized by the year in which the loan will experience a payment change. The timing of the actual payment change may differ from that presented in the table due to a number of factors, including if the borrower refinances the loan. Loans where the year of first payment change is 2014 or prior have already had one or more payment changes as of December 31, 2014; loans where the year of first payment change is 2015 or later have not yet had a payment change as of December 31, 2014 and will not experience a payment change until a future period.
Table 46 — Single-Family Loans with Scheduled Payment Changes by Year at December 31, 2014(1)

	2014 and Prior	2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
ARM/interest-only(2)	$9,343	$2,371	$3,512	$5,634	$2,261	$132	$311	$23,564
Fixed/interest-only(2)	7	125	588	2,731	587	7	192	4,237
ARM/amortizing(3)	17,897	2,559	5,078	5,470	6,097	10,333	21,714	69,148
Step-rate modified(4)	3,724	19,708	27,851	29,037	18,876	6,360	3,480	42,255
								$139,204

(1)	Excludes mortgage loans underlying Other Guarantee Transactions (such as option ARM loans), since the payment change information is not available to us for these loans.

(2)	Categorized by the year in which the loan begins requiring payment of principal.

(3)	Categorized by the year of next scheduled contractual reset date.

(4)
Represents modified loans that are scheduled to experience an increase in their contractual interest rate in a given year. Individual loans will appear in each year for which they are scheduled to experience a rate increase. As such, individual years will not sum to the total. Includes the portion, if any, of UPB that is non-interest bearing under the terms of the modification.

Interest-Only Loans
Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only loans represented approximately 2% of the UPB of our single-family credit guarantee portfolio at both December 31, 2014 and 2013. We discontinued purchasing such loans on September 1, 2010. The balance of these loans has declined significantly in recent years as many of these borrowers have repaid their loans, completed foreclosure transfers or foreclosure alternatives, refinanced, or received loan modifications into an amortizing loan product (and thus these loans are no longer classified as interest-only loans).
We believe that the serious delinquency rates of interest-only loans during the last two years have been more affected by macro-economic conditions, such as unemployment rates and cumulative home price declines in many geographic areas since 2006, than by the increase in the borrower’s monthly payment. However, we continue to monitor the performance of these loans as many are scheduled to begin amortizing in 2015 and 2016, which will subject the borrowers to higher monthly payments. As of December 31, 2014, approximately 66% of all interest-only loans in our single-family credit guarantee portfolio had not yet begun amortization of principal and 28% had current LTV ratios greater than 100%. Since a substantial portion of these loans were originated in 2005 through 2008 and are located in geographic areas that were most affected by declines in home prices that began in 2006, we believe that the serious delinquency rate for interest-only loans will remain high in 2015.
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
Excluding loans underlying Other Guarantee Transactions, there was $92.7 billion in UPB of ARM loans in our single-family credit guarantee portfolio as of December 31, 2014. Approximately 29% of these loans experienced an interest rate change in 2014 and prior and approximately 5% will experience an interest rate change in 2015. We believe that the serious delinquency rates of adjustable-rate loans that experienced an interest rate reset during the last two years have not been significantly affected by the change in the interest rate of the loan. Except for interest-only loans that began to amortize at the reset date, there were not significant increases in the borrowers’ payments when these loans reached their first reset dates because market interest rates have generally declined in recent years. In recent years, ARM loans have experienced high serious

103	Freddie Mac

delinquency rates well before reaching the dates at which the loans have reached their first rate reset. We believe that serious delinquency rates of ARM loans during the last two years have been more affected by macro-economic conditions, such as unemployment rates and cumulative home price declines in many geographic areas since 2006, than by changes in the interest rates of the loans. Since a substantial portion of ARM loans were originated in 2005 through 2008 and are located in geographic areas that have been most affected by declines in home prices since 2006, we believe that the serious delinquency rate for ARM loans will continue to remain high in 2015.
Step-Rate Modified Loans
Many of our HAMP loans have provisions for reduced interest rates that remain fixed for the first five years of the modification and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. We refer to these types of HAMP loans as “step-rate modified loans.” The risk of default may increase for borrowers with step-rate modified loans due to the increase in monthly payments resulting from these scheduled increases in the interest rate of the loans. In January 2015, we implemented an additional principal reduction incentive for borrowers who continue to perform on their HAMP loans. This incentive is designed to reduce the risk that these borrowers will default on their loans. For more information, see “BUSINESS — Our Business — Our Business Segments — Single-Family Guarantee Segment — Single-Family Loan Workouts and the MHA Program — HAMP and Non-HAMP Modifications.”
We had $42.3 billion in UPB of step-rate modified loans in our single-family credit guarantee portfolio at December 31, 2014. Approximately 9% of these loans experienced interest rate resets in 2014, and approximately 47% will experience rate resets in 2015. As of December 31, 2014, the average current interest rate for all step-rate modified loans was 2.30%, and the average final interest rate that these loans are scheduled to reach in the future was 4.48%. As of December 31, 2014, the serious delinquency rate for step-rate modified loans completed in 2010, 2011, 2012, and 2013 or after was 9.67%, 9.52%, 8.89%, and 7.51%, respectively.
Option ARM Loans
Most option ARM loans have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. At both December 31, 2014 and 2013, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio. This exposure included $4.9 billion and $5.5 billion in UPB of option ARM securities underlying certain of our Other Guarantee Transactions at December 31, 2014 and 2013, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation in this Form 10-K and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. For reporting purposes, loans within the option ARM category continue to be presented in that category following a modification of the loan, even though the modified loan no longer provides for optional payment provisions. As of December 31, 2014 and 2013, approximately 12.5% and 11.0%, respectively, of the option ARM loans within our single-family credit guarantee portfolio had been modified. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Other Categories of Single-Family Mortgage Loans
While we have classified certain loans as subprime or Alt-A for purposes of the discussion below and elsewhere in this Form 10-K, there is no universally accepted definition of subprime or Alt-A, and our classification of such loans may differ from those used by other companies. For example, some financial institutions may use credit scores to delineate certain residential mortgages as subprime. In addition, we do not rely primarily on these loan classifications to evaluate the credit risk exposure relating to such loans in our single-family credit guarantee portfolio. For a definition of the subprime and Alt-A single-family loans and securities in this Form 10-K, see “GLOSSARY.”
Subprime Loans
Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Risk Profile — Higher-Risk Loans in the Single-Family Credit Guarantee Portfolio” and “Table 48 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for further information). In addition, we estimate that approximately $1.7 billion and $1.8 billion in UPB of security collateral underlying our Other Guarantee Transactions at December 31, 2014 and 2013, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At December 31, 2014 and 2013, we held $27.7 billion and $39.7 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. Approximately 4% and 5% of these securities were investment grade at December 31, 2014 and 2013, respectively. The credit

104	Freddie Mac

performance of loans underlying these securities deteriorated significantly since 2008. For information on our exposure to subprime loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Alt-A Loans
Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009, we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance initiative; or (c) part of another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-K and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to December 31, 2014, we have purchased approximately $31.2 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $2.4 billion in 2014.
The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $48.3 billion as of December 31, 2014 from $56.9 billion as of December 31, 2013 primarily due to borrowers refinancing into other mortgage products, foreclosure transfers, and other liquidation events. For reporting purposes, loans within the Alt-A category continue to be reported in that category following a modification of the loan, even though the borrower may have provided full documentation of assets and income before completing the modification. As of December 31, 2014 and 2013, approximately 19.9% and 16.3%, respectively, of the Alt-A loans within our single-family credit guarantee portfolio had completed a modification. As of December 31, 2014, for Alt-A loans in our single-family credit guarantee portfolio, the average credit score at origination was 709. Although Alt-A mortgage loans comprised approximately 3% of our single-family credit guarantee portfolio as of December 31, 2014, these loans represented approximately 16% of our credit losses during 2014.
The table below presents credit loss and portfolio concentration information and indicates that certain concentrations of loans, including Alt-A loans, have been more adversely affected by declines in home prices and weak economic conditions during the housing crisis that began in 2006.

105	Freddie Mac

Table 47 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of December 31,
	2014			2013
	Alt-A UPB	Non Alt-A UPB	Total UPB	Alt-A UPB	Non Alt-A UPB	Total UPB
	(in billions)
Geographic distribution:
Arizona, California, Florida, and Nevada(1)	$21	$413	$434	$23	$399	$422
Illinois, Michigan, and Ohio(2)	3	169	172	4	172	176
New York and New Jersey(3)	7	138	145	7	138	145
All other states	19	895	914	23	887	910
Book year category(4):
New single-family book	—	994	994	—	888	888
HARP and other relief refinance loans(4)	—	331	331	—	342	342
2005-2008 Legacy single-family book	42	176	218	48	220	268
Pre-2005 Legacy single-family book	8	114	122	9	146	155

	Year Ended December 31,
	2014			2013
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)
Credit Losses
Geographic distribution:
Arizona, California, Florida, and Nevada(1)	$275	$1,145	$1,420	$802	$1,438	$2,240
Illinois, Michigan, and Ohio(2)	80	582	662	158	773	931
New York and New Jersey(3)	102	313	415	56	106	162
All other states	170	1,252	1,422	231	1,224	1,455
Book year category(4):
New single-family book	—	97	97	—	135	135
HARP and other relief refinance loans(4)	—	299	299	—	348	348
2005-2008 Legacy single-family book	597	2,596	3,193	1,190	2,688	3,878
Pre-2005 Legacy single-family book	30	300	330	57	370	427

(1)	Represents the four states that had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured using Freddie Mac’s home price index.

(2)	Represents selected states in the North Central region that have experienced adverse economic conditions since 2006.

(3)	Represents two states with a judicial foreclosure process in which there are a significant number of seriously delinquent loans within our single-family credit guarantee portfolio.

(4)
The New single-family book reflects loans originated since 2008. HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2014). All other refinance loans are presented in the year that the refinancing occurred.

We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At December 31, 2014 and 2013, we held investments of $6.0 billion and $11.0 billion in UPB, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans. Approximately 4% and 5% of these securities were categorized as investment grade at December 31, 2014 and 2013, respectively. The credit performance of loans underlying these securities deteriorated significantly since 2008. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”
Managing Problem Loans
Our single-family loss mitigation strategy emphasizes early intervention by servicers in delinquent mortgages and provides alternatives to foreclosure. Our servicers have an active role in our efforts to manage problem loans, as we rely on them to perform loan workout activities as well as foreclosures on loans that they service for us. Our single-family loss mitigation activities include providing our servicers with default management programs designed to help them manage non-performing loans more effectively and to assist borrowers in maintaining home ownership, or facilitate foreclosure alternatives. We require our servicers first to evaluate problem loans for a repayment or forbearance plan before considering modification. If a borrower is not eligible for a modification, our seller/servicers pursue other borrower-assistance options before considering foreclosure. Our servicers may also contact borrowers that are eligible for the relief refinance initiative, particularly where we believe the borrowers have been adversely affected by declines in home prices, to provide assistance in initiating the refinance process.

106	Freddie Mac

Our relief refinance initiative (which includes HARP, the portion of our relief refinance initiative for loans with LTV ratios above 80%) gives eligible homeowners with existing loans that are owned or guaranteed by us an opportunity to refinance into loans with more affordable monthly payments and/or fixed-rate terms. Although our relief refinance initiative (including HARP) is a one of our more significant borrower assistance programs, the program is scheduled to end in December 2015.
Relief refinance mortgages (including HARP loans) generally have performed better than loans with similar characteristics remaining in our single-family credit guarantee portfolio that were originated prior to 2009 primarily because the new mortgage results in one or more of the following borrower benefits compared to the original loan: (a) a reduced monthly payment; (b) a lower interest rate; (c) a shorter loan term; or (d) replacement of an adjustable interest rate with a fixed interest rate. As of December 31, 2014, the borrower’s monthly payment for all of our completed HARP loans was reduced on average by an estimated $205 at the time of refinance.
When a struggling borrower cannot qualify for a relief refinance mortgage, our servicers may consider a workout option, including a loan modification. Our primary loan modification initiatives are HAMP and our non-HAMP standard loan modification initiatives. Under these programs, we offer loan modifications to eligible borrowers that reduce the monthly payments on their mortgages. These initiatives require that the borrower complete at least a three month trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. In 2013, we implemented a streamlined modification initiative, which provides an additional modification opportunity to certain borrowers. The modification that borrowers receive under this initiative has the same mortgage terms as our non-HAMP standard modification. This modification initiative is scheduled to end in December 2015.
If a borrower is unable to use other borrower assistance programs, our servicers may pursue a short sale or foreclosure. Our servicing guidelines require that our servicers refrain from starting the foreclosure process on a primary residence until a loan is at least 121 days delinquent, regardless of where the property is located. However, we evaluate the timeliness of foreclosure completion by our servicers based on the state where the property is located. In November 2014, we announced an extension of foreclosure timelines in our guidelines for 47 states or other jurisdictions. Our servicing guide provides for instances of allowable foreclosure delays in excess of the expected timelines for specific situations involving delinquent loans, such as when the borrower files for bankruptcy or appeals a denial of a loan modification.
In 2012, we began to facilitate the transfer of servicing for certain groups of loans that were delinquent or were deemed at risk of default to servicers that we believe have capabilities and resources necessary to improve the loss mitigation associated with the loans. Depending on our experience with the results of these transfers and specific servicer experience and capacity, we may permit additional transfers in the future (subject to FHFA approval).
For more information about our workout programs and the role of our servicers in managing problem loans, see “BUSINESS — Our Business —Our Business Segments — Single-Family Guarantee Segment — Single-Family Loan Workouts and the MHA Program” and “Institutional Credit Risk Profile — Single-family Mortgage Seller/Servicers.”
Risk Profile
During 2014, we helped approximately 120,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various loan workout programs, and we completed approximately 52,000 foreclosures. We bear the full costs associated with our loan workouts on mortgages that we own or guarantee, and do not receive any reimbursement from Treasury (except as discussed below). These costs include borrower and servicer incentive fees as well as the cost of any monthly payment reductions.
In January 2015, at the instruction of FHFA, we implemented a new $5,000 principal reduction incentive payable to eligible borrowers who remain in good standing on their HAMP modified loans through the sixth anniversary of their modification. Treasury will pay the $5,000 incentive for certain of our eligible HAMP modified loans, and we will pay the $5,000 incentive on our other eligible HAMP modified loans. For additional information, see “BUSINESS — Our Business — Our Business Segments — Single-Family Guarantee Segment — Single-Family Loan Workouts and the MHA Program — HAMP and Non-HAMP Modifications.”
Our ability to manage problem loans has been adversely affected by delays, including those due to increases in foreclosure process timeframes, general constraints on servicer capacity (which affects the rate at which servicers modify or foreclose upon loans), and court backlogs (in states that require a judicial foreclosure process). These situations generally extend the time it takes for the loans to be modified, foreclosed upon, or otherwise resolved, and thus transition out of serious delinquency. As of December 31, 2014 and 2013, the percentage of seriously delinquent loans that have been delinquent for more than six months was 69% and 71%, respectively, and most of these loans have been delinquent for longer than one year.
The following tables include information about our relief refinance loans that we either purchased or guaranteed as well as information about: (a) the composition of these loans in our portfolio; and (b) the serious delinquency rates of these loans.

107	Freddie Mac

Table 48 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of December 31, 2014
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified	Serious Delinquency Rate
New single-family book
By Credit score:
Credit scores < 620	0.2%	2.77%	—%	5.05%	—%	16.43%	0.2%	2.5%	3.34%
Credit scores of 620 to 659	1.0	1.21	0.2	2.11	—	7.48	1.2	1.1	1.38
Credit scores ≥ 660	50.3	0.16	7.9	0.39	0.1	2.14	58.3	0.1	0.19
Credit scores not available	0.1	1.64	—	3.93	—	10.06	0.1	2.1	3.77
Total New single-family book	51.6	0.19	8.1	0.47	0.1	3.75	59.8	0.2	0.24
By Region:(3)
North Central	8.2	0.16	1.7	0.41	—	2.25	9.9	0.1	0.20
Northeast	13.6	0.28	2.3	0.73	—	4.41	15.9	0.2	0.34
Southeast	6.9	0.24	1.6	0.45	—	5.45	8.5	0.2	0.29
Southwest	6.8	0.18	1.2	0.30	—	3.48	8.0	0.1	0.20
West	16.1	0.13	1.3	0.33	0.1	1.76	17.5	0.1	0.15
Total New single-family book	51.6	0.19	8.1	0.47	0.1	3.75	59.8	0.2	0.24

HARP and other relief refinance loans
By Credit score:
Credit scores < 620	0.4	1.85	0.3	3.10	0.2	4.15	0.9	2.3	2.63
Credit scores of 620 to 659	0.7	1.12	0.4	2.02	0.3	2.86	1.4	1.3	1.71
Credit scores ≥ 660	10.5	0.28	4.5	0.90	2.6	1.53	17.6	0.4	0.58
Total HARP and other relief refinance loans	11.6	0.38	5.2	1.11	3.1	1.83	19.9	0.5	0.75
By Region:(3)
North Central	2.1	0.37	1.2	1.03	0.7	1.91	4.0	0.5	0.77
Northeast	2.6	0.55	1.4	1.60	0.7	2.88	4.7	0.8	1.11
Southeast	1.8	0.38	1.0	0.91	0.7	1.33	3.5	0.4	0.68
Southwest	1.4	0.26	0.2	1.06	0.1	1.44	1.7	0.3	0.43
West	3.7	0.34	1.4	0.94	0.9	1.52	6.0	0.6	0.61
Total HARP and other relief refinance loans	11.6	0.38	5.2	1.11	3.1	1.83	19.9	0.5	0.75

Legacy single-family book
By Credit score:
Credit scores < 620	0.8	7.93	0.4	15.58	0.4	23.56	1.6	27.1	11.29
Credit scores of 620 to 659	1.6	5.71	0.7	12.36	0.6	20.05	2.9	21.7	8.66
Credit scores ≥ 660	10.2	2.26	3.2	8.11	2.2	14.31	15.6	9.6	3.90
Credit scores not available	0.2	5.75	—	18.51	—	25.47	0.2	11.4	6.96
Total Legacy single-family book	12.8	3.13	4.3	9.62	3.2	16.56	20.3	12.5	5.13
By Region:(3)
North Central	2.0	2.42	0.8	7.18	0.5	13.23	3.3	11.3	4.08
Northeast	3.3	4.63	1.2	15.87	0.8	26.95	5.3	12.7	7.77
Southeast	2.5	3.39	0.9	8.59	0.9	16.14	4.3	12.6	5.63
Southwest	1.9	2.48	0.2	8.76	0.1	15.68	2.2	7.0	3.12
West	3.1	2.26	1.2	7.23	0.9	11.08	5.2	17.6	3.91
Total Legacy single-family book	12.8	3.13	4.3	9.62	3.2	16.56	20.3	12.5	5.13

Total single-family credit guarantee portfolio	76.0%	1.13%	17.6%	3.21%	6.4%	9.06%	100.0%	4.1%	1.88%

108	Freddie Mac

	As of December 31, 2013
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		Current LTV Ratio All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified	Serious Delinquency Rate
New single-family book
By Credit score:
Credit scores < 620	0.1%	2.74%	0.1%	6.69%	—%	15.66%	0.2%	1.9%	3.75%
Credit scores of 620 to 659	0.8	1.40	0.2	2.79	—	6.33	1.0	0.8	1.65
Credit scores ≥ 660	45.2	0.15	7.3	0.45	0.1	2.10	52.6	0.1	0.19
Credit scores not available	—	1.43	—	3.58	—	11.74	—	1.2	4.28
Total New single-family book	46.1	0.18	7.6	0.54	0.1	3.58	53.8	0.1	0.24
By Region:(3)
North Central	7.4	0.14	1.7	0.49	0.1	2.46	9.2	0.1	0.22
Northeast	12.6	0.26	2.2	0.71	—	4.05	14.8	0.1	0.33
Southeast	6.0	0.22	1.5	0.51	—	5.28	7.5	0.1	0.31
Southwest	5.8	0.16	1.3	0.40	—	2.71	7.1	0.1	0.21
West	14.3	0.13	0.9	0.59	—	3.57	15.2	0.1	0.16
Total New single-family book	46.1	0.18	7.6	0.54	0.1	3.58	53.8	0.1	0.24

HARP and other relief refinance loans
By Credit score:
Credit scores < 620	0.3	1.83	0.3	2.75	0.2	3.23	0.8	1.3	2.45
Credit scores of 620 to 659	0.5	0.94	0.4	1.63	0.4	2.14	1.3	0.7	1.46
Credit scores ≥ 660	9.5	0.24	5.3	0.71	3.8	1.03	18.6	0.2	0.50
Total HARP and other relief refinance loans	10.3	0.33	6.0	0.87	4.4	1.25	20.7	0.3	0.64
By Region:(3)
North Central	1.7	0.28	1.4	0.74	1.0	1.41	4.1	0.3	0.66
Northeast	2.4	0.44	1.5	1.30	0.9	1.95	4.8	0.4	0.91
Southeast	1.5	0.32	1.1	0.69	1.0	0.88	3.6	0.2	0.56
Southwest	1.2	0.19	0.4	0.58	0.2	0.99	1.8	0.1	0.33
West	3.5	0.35	1.6	0.88	1.3	1.05	6.4	0.3	0.60
Total HARP and other relief refinance loans	10.3	0.33	6.0	0.87	4.4	1.25	20.7	0.3	0.64

Legacy single-family book
By Credit score:
Credit scores < 620	0.9	8.36	0.5	16.38	0.5	25.42	1.9	23.1	12.67
Credit scores of 620 to 659	1.8	5.90	0.9	12.71	0.9	21.45	3.6	17.9	9.71
Credit scores ≥ 660	12.0	2.25	4.2	8.19	3.6	15.55	19.8	7.6	4.44
Credit scores not available	0.2	5.82	—	18.34	—	27.12	0.2	9.7	7.45
Total Legacy single-family book	14.9	3.13	5.6	9.73	5.0	17.72	25.5	10.0	5.75
By Region:(3)
North Central	2.3	2.34	1.1	6.95	0.8	13.00	4.2	9.0	4.48
Northeast	4.0	4.46	1.5	15.90	1.0	26.52	6.5	9.9	7.90
Southeast	2.8	3.66	1.2	9.27	1.4	20.18	5.4	10.0	7.15
Southwest	2.3	2.33	0.4	7.59	0.2	13.78	2.9	5.6	3.15
West	3.5	2.31	1.4	8.21	1.6	13.18	6.5	14.5	4.78
Total Legacy single-family book	14.9	3.13	5.6	9.73	5.0	17.72	25.5	10.0	5.75

Total single-family credit guarantee portfolio	71.3%	1.28%	19.2%	3.75%	9.5%	9.95%	100.0%	3.8%	2.39%

(1)	The current LTV ratios are our estimates. See endnote (3) to “Table 42 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.

(2)	Based on UPB. Within these columns, "—" represents less than 0.05%.

(3)	See endnote (1) to "Table 16 — Single-Family Charge-offs and Recoveries by Region " for a description of these regions.

109	Freddie Mac

Table 49 — Single-Family Relief Refinance Loans(1)

	Year Ended December 31, 2014			Year Ended December 31, 2013
	UPB	Number of Loans	Average Loan Balance(2)	UPB	Number of Loans	Average Loan Balance(2)
	(dollars in millions, except for average loan balances)
Purchases of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$1,439	8,794	$164,000	$11,574	62,652	$185,000
Above 100% to 125% LTV ratio	4,295	24,113	178,000	21,005	110,302	190,000
Above 80% to 100% LTV ratio	8,356	49,340	169,000	29,958	167,420	179,000
Other (80% and below LTV ratio)	13,204	96,409	137,000	36,658	270,138	136,000
Total relief refinance mortgages	$27,294	178,656	153,000	$99,195	610,512	162,000

	As of December 31, 2014			As of December 31, 2013
	UPB	Number of Loans	Serious Delinquency Rate	UPB	Number of Loans	Serious Delinquency Rate
	(dollars in millions)
Balance of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$30,233	162,299	1.36%	$30,579	158,531	0.90%
Above 100% to 125% LTV ratio	66,091	346,220	1.19	68,416	344,832	1.01
Above 80% to 100% LTV ratio	109,618	609,239	0.93	114,688	610,128	0.85
Other (80% and below LTV ratio)	125,158	957,435	0.36	127,991	936,038	0.32
Total relief refinance mortgages	$331,100	2,075,193	0.75	$341,674	2,049,529	0.64

(1)	Includes purchases of mortgage loans for securitization that were previously associated with other guarantee commitments.

(2)	Rounded to the nearest thousand.
For more information on relief refinance loans, including HARP, in our single-family credit guarantee portfolio, see "Table 43 — Single-Family Credit Guarantee Portfolio Data by Year of Origination," and "Table 40 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio."
The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $85.1 billion as of December 31, 2014 from $81.7 billion as of December 31, 2013, and such loans comprised approximately 4.1% and 3.8% of the portfolio at those dates. For the year ended December 31, 2014, approximately 44% of our loan modifications were related to loans which were 180 days or more delinquent prior to the modification effective date. The estimated weighted average current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 93% at December 31, 2014. The serious delinquency rate on these loans was 12.28% as of December 31, 2014.
During 2014, approximately 67,000 borrowers (including 15,000 borrowers in the fourth quarter of 2014) having loans with aggregate UPB of $12.8 billion completed modifications under all of our programs, and as of December 31, 2014, approximately 24,000 borrowers were in the modification trial period. Both our loan modification volume and the number of seriously delinquent loans remaining in the portfolio declined during 2014 compared to 2013, primarily due to lower volumes of single-family loans becoming seriously delinquent in 2014.
In recent years, our non-HAMP modifications have represented the majority of our modification volume. The portion of our modification volume that is HAMP-related continued to decline in 2014 primarily due to the decline in the number of borrowers eligible for HAMP.
During 2014, approximately 55,000 borrowers completed a non-HAMP loan modification. As of December 31, 2014, the percentage of our non-HAMP modifications that were completed in 2012 and 2013 that were seriously delinquent, proceeded to foreclosure transfer, completed a short sale, or were remodified was approximately 23% and 16%, respectively.
We incurred $112 million and $153 million of servicer incentive expenses on modified loans (both HAMP and non-HAMP) during 2014 and 2013, respectively. We also pay certain incentives to borrowers who continue to perform under their HAMP modifications, which are included within our provision for credit losses on our consolidated statements of comprehensive income.
The table below presents volumes of completed loan workouts, seriously delinquent loans, and foreclosures in our single-family credit guarantee portfolio for 2014, 2013, and 2012.

110	Freddie Mac

Table 50 — Single-Family Loan Workout, Serious Delinquency, and Foreclosure Volumes(1)

	Years Ended December 31,
	2014		2013		2012
	Number of Loans	Loan Balances	Number of Loans	Loan Balances	Number of Loans	Loan Balances
	(dollars in millions)
Home retention actions:
Loan modifications
with no change in terms(2)	320	$41	213	$25	533	$95
with term extension	15,781	2,311	6,645	700	3,894	313
with change in interest rate and, in certain cases, term extension	34,191	6,579	46,739	7,314	38,871	6,246
with change in interest rate, term extension and principal forbearance	16,860	3,864	29,591	9,368	26,283	8,483
Total loan modifications(3)	67,152	12,795	83,188	17,407	69,581	15,137
Repayment plans(4)	25,219	3,551	28,610	4,016	33,350	4,746
Forbearance agreements	8,553	1,587	12,019	2,331	13,026	2,557
Total home retention actions	100,924	17,933	123,817	23,754	115,957	22,440
Foreclosure alternatives:
Short sale	15,382	3,281	41,362	9,016	51,972	11,626
Deed in lieu of foreclosure transactions	3,634	575	2,720	437	1,036	179
Total foreclosure alternatives	19,016	3,856	44,082	9,453	53,008	11,805
Total single-family loan workouts(5)	119,940	$21,789	167,899	$33,207	168,965	$34,245
Single-family foreclosures(6)	52,168		81,605		105,060
Seriously delinquent loan additions	193,000		237,580		305,449
Seriously delinquent loans, at period end(7)	200,069		255,325		352,860

(1)
Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not become effective, such as loans in modification trial periods. These categories are not mutually exclusive, and a loan in one category may also be included in another category in the same period.

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

(4)
Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes borrowers that are actively repaying past due amounts under a repayment plan.

(5)	Workouts relate to borrowers with financial hardship, regardless of the payment status (i.e., less than seriously delinquent).

(6)	Includes third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third party rather than to us.

(7)	The number of seriously delinquent loans is also reduced when borrowers resume scheduled payments and the loans return to performing status.
The volume of foreclosures has moderated in recent periods and reflects a 36% decline in 2014 compared to 2013. The volume of short sale transactions declined significantly in 2014 compared to 2013. Our short sale activity has declined for the last seven consecutive quarters. Similarly, the volume of short sales in the overall market also declined in the last two years.
Based on information provided by the MHA Program administrator, our servicers had completed approximately 251,000 loan modifications under HAMP from the introduction of the initiative in 2009 through December 31, 2014. According to the administrator, nearly 2,500 of our loans were in the HAMP trial period as of December 31, 2014. As of December 31, 2014, the percentage of our HAMP modifications that were completed in 2012 and 2013 that were seriously delinquent, proceeded to foreclosure transfer, completed a short sale, or were remodified was approximately 16% and 11%, respectively.
As of December 31, 2014, the borrower’s monthly payment for all of our completed HAMP modifications was reduced on average by an estimated $500 at the time of modification, which amounts to an average of $6,000 per year, and a total of $1.6 billion in annual reductions (these amounts are calculated by multiplying the number of completed modifications by the average reduction in monthly payment, and have not been adjusted to reflect the actual performance of the loans following modification).
The table below presents: (a) the percentage of modified single-family loans completed between the first quarter of 2012 and the fourth quarter of 2013 that were current or paid off one year after modification; and (b) the percentage of modified single-family loans completed between the first quarter of 2012 and the fourth quarter of 2012 that were current or paid off two years after modification.

111	Freddie Mac

Table 51 — Quarterly Percentages of Modified Single-Family Loans — Current or Paid Off(1)

	Quarter of Loan Modification Completion(2)
	4Q 2013	3Q 2013	2Q 2013	1Q 2013	4Q 2012	3Q 2012	2Q 2012	1Q 2012
One Year Post-Modification
HAMP modifications	81%	80%	80%	82%	80%	80%	81%	81%
Non-HAMP modifications	70	73	74	76	72	72	74	62
Total	72	75	76	78	75	76	78	76

Two Years Post-Modification
HAMP modifications	N/A	N/A	N/A	N/A	77%	76%	78%	77%
Non-HAMP modifications	N/A	N/A	N/A	N/A	68	67	69	57
Total	N/A	N/A	N/A	N/A	71	71	75	73

(1)
Represents the percentage of loans that were current and performing or had been paid in full. For loans modified in a quarterly period, the reperformance rates for one year and two years post-modification represent the percentage of loans that were current or paid off after 12 to 14 months and 24 to 26 months, respectively.

(2)
For loans that have been remodified (e.g., where a borrower has received a new modification after defaulting on the prior modification) the rates reflect the status of each modification separately. For example, in the case of a remodified loan where the borrower is performing, the previous modification would be presented as being in default in the applicable period.

Loans that remain delinquent for more than a year are more challenging to resolve as many of these borrowers: (a) may not be in contact with the servicer; (b) may not be eligible for modifications; (c) are in geographic areas where the foreclosure process has lengthened or is subject to judicial review; or (d) may determine that it is not economically beneficial for them to enter into a modification due to the amount of costs incurred on their behalf while the loan was delinquent. The longer a loan remains delinquent, the greater the associated costs we incur, in part due to expenses associated with loss mitigation and foreclosure. Foreclosures generally take longer to complete in states where a judicial foreclosure is required, compared to other states.
The table below presents the average completion times in certain states for foreclosures completed during 2014, 2013, and 2012.
Table 52 — Foreclosure Timelines for Single-Family Loans(1)

	Year Ended December 31,
	2014	2013	2012
	(average days)
Judicial states:
Florida	1,312	1,231	1,026
New Jersey	1,373	1,224	873
New York	1,299	1,123	720
All other judicial states	779	770	686
Judicial states, in aggregate	1,018	943	773
Non-judicial states, in aggregate	663	567	475
Total	870	773	611

(1)	All averages exclude those loans underlying our Other Guarantee Transactions.
During 2014, a significant number of loans that had been subject to delays (and that had been delinquent for more than a year) completed the foreclosure process, which caused the nationwide average time for foreclosure completions to increase compared to 2013. The UPB of loans that have been delinquent for over one year declined from $25.0 billion at December 31, 2013 to $18.2 billion as of December 31, 2014. The number of loans in the process of foreclosure declined approximately 32% in 2014 to the lowest level in several years, with most states experiencing a decline. The number of loans in the process of foreclosure in Florida declined 48% during 2014, and as of December 31, 2014 comprised approximately 17% of such loans. As of December 31, 2014, loans in New York, New Jersey, Massachusetts and the District of Columbia collectively comprised approximately 28% of the total number of our single-family loans in the process of foreclosure.
Our servicing guide states that for loans beginning the foreclosure process since November 2014, the expected timeline to complete foreclosure, excluding allowable delays, ranges from 300 days in three states and the District of Columbia to 840 days in Hawaii.
Managing REO Activities
Our problem loan workouts are providing borrowers with viable alternatives to foreclosure. As a result of the continued high level of loss mitigation efforts, fewer of our loans are proceeding through foreclosure to REO acquisition.

112	Freddie Mac

We evaluate the condition of and market for newly acquired REO properties to determine pre-listing needs, such as: (a) whether repairs are needed; (b) whether we need to consider occupancy (by tenant or owner), borrower redemption, or other issues; and (c) the sale or disposition strategy. Often we will need to complete the eviction process or await tenant vacancy before determining if repairs are needed. When we list a REO property for sale, we typically provide a first look opportunity, which is an initial period where we consider offers on the property by owner occupants and non-profits dedicated to neighborhood stabilization before we consider offers from investors. We may also consider alternative disposition processes, such as REO auctions, bulk sales channels, and partnering with locally-based private entities to facilitate dispositions.
During the third quarter of 2014, we began to increase the number of auction sales of our occupied REO properties that are unable to be marketed in a more traditional sales channel. We believe our REO disposition severity ratios in 2014 benefited from improved market conditions as well as changes we have made to our process for evaluating the market value of impaired loan collateral and determining the list price for our REO properties when we offer them for sale. In addition, we believe that our REO disposition ratios have benefited from our efforts to repair a significant portion of these properties prior to listing them for sale.
Risk Profile
Our REO inventory (measured in number of properties) declined 46% from December 31, 2013 to December 31, 2014 primarily due to: (a) REO dispositions exceeding our acquisitions; (b) a declining number of seriously delinquent loans; and (c) a larger proportion of property sales to third parties at foreclosure. We continued to experience a relatively high volume of REO dispositions during 2014, which we believe was driven by significant demand for single-family homes from both investors and owner-occupant buyers. We expect our REO dispositions to remain at elevated levels in the near term, as we have a large REO inventory and a significant number of seriously delinquent loans that are in the process of foreclosure. We expect our REO acquisitions to continue to decline, due primarily to the continued improvement in the serious delinquency rate of loans in our single-family credit guarantee portfolio.
Our single-family REO acquisition activity in the Southeast and North Central regions was high during 2014, in part because a significant number of loans that had experienced significant delays within these regions completed the foreclosure process. Our single-family REO acquisitions in 2014 were highest in Florida, Illinois, Ohio, and Michigan which collectively represented 40% of total single-family REO acquisitions during that period, based on the number of properties, and comprised 39% of our total single-family REO property inventory at December 31, 2014.
Our REO acquisition activity is disproportionately high for certain types of loans, including loans with certain higher-risk characteristics. For example, the percentage of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 2% and 3%, respectively, at December 31, 2014. The percentage of our REO acquisitions in 2014 that had been financed by either of these loan types represented approximately 22% of our total REO acquisitions, based on loan amount prior to acquisition. In addition, loans from our 2005-2008 Legacy single-family book comprised approximately 76% of our REO acquisition activity during 2014.
The North Central region comprised 30% and 33% of our single-family REO property inventory, based on the number of properties, as of December 31, 2014 and 2013, respectively, and the Southeast region comprised 29% and 30%, respectively, at those dates. The North Central region generally has experienced more challenging economic conditions, includes a number of states with longer foreclosure timelines due to local laws and foreclosure processes, and has housing markets with generally lower demand and lower home values than other regions. In the Southeast region, Florida comprised 17% of our total single-family REO inventory at December 31, 2014 and has been one of the states with high REO severity rates in the last several years. See "NOTE 6: REAL ESTATE OWNED" and "CONSOLIDATED BALANCE SHEET ANALYSIS — REO, Net" for more information on our REO properties.
The table below provides information about the status of our REO properties at December 31, 2014 and 2013.

113	Freddie Mac

Table 53 — Single-Family REO Property Status

	As of December 31,
	2014	2013
	(percent of properties)
Available for sale	28%	30%
Pending settlement of sale(1)	15	14
Pre-listing(2)	11	10
Unable to market:
Redemption period	12	11
Occupied (waiting for eviction or vacancy)	15	18
Under repair and other(3)	19	17
Subtotal — unable to market	46	46
Total	100%	100%

(1)	Consists of properties where we have an executed sales contract and settlement has not yet occurred.

(2)	Consists of properties that are not being actively marketed because we are evaluating the property condition or determining our sale strategy.

(3)
Includes properties where we are preparing the property for sale and properties where marketing is on hold, including where we are involved in litigation or other legal and regulatory issues concerning the property.

As shown in the table above, a significant portion of the properties in our REO inventory is unable to be marketed because the properties are in the process of being repaired, remain occupied, or are located in states with a redemption period (particularly in the states of Illinois, Michigan, and Minnesota). A redemption period is a post-foreclosure period during which borrowers may reclaim a foreclosed property. This can increase the average holding period of our inventory. Though it varied significantly in different states, the average holding period of our single-family REO properties, excluding any redemption period, was 226 days and 209 days for our REO dispositions during 2014 and 2013, respectively. Our expanded use of auction sales in 2014 helped to reduce the portion of our inventory that is unable to be marketed.
Multifamily Mortgage Credit Risk Framework
To manage the credit risk in our multifamily mortgage portfolio, we focus on several key areas: (a) using prudent standards and processes with a prior approval underwriting approach on the substantial majority of loans we purchase or guarantee; (b) selling the expected credit risk to private investors that hold the subordinated tranches in our multifamily K Certificate and similar transactions; (c) portfolio diversification, particularly by product and geographic area; and (d) portfolio management activities, including loss mitigation. We monitor the loan performance, the underlying properties and a variety of mortgage loan characteristics that may affect the default experience on our multifamily mortgage portfolio, such as DSCR, LTV ratio, geographic location, payment type, and loan maturity. For more information on our underwriting standards for multifamily loans we acquire or guarantee, see "BUSINESS — Our Business — Our Business Segments — Multifamily Segment — Underwriting Requirements and Quality Control Standards." See “NOTE 5: IMPAIRED LOANS” for information about loss mitigation activities that we have classified as TDRs and the subsequent performance of these loans.
Multifamily Mortgage Credit Risk Profile
The table below provides certain attributes of our multifamily mortgage portfolio at December 31, 2014 and 2013.
Table 54 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate(1) at
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(dollars in billions)
Mortgage Portfolio:
Legal Structure:
Unsecuritized loans	$53.0	$59.2	0.02%	0.08%
K-Certificates	76.2	59.8	0.01	0.07
Other Freddie Mac mortgage-related securities	4.8	4.8	0.66	0.59
Other guarantee commitments	9.3	9.0	—	—
Total	$143.3	$132.8	0.04%	0.09%
Unsecuritized loans, excluding held-for-sale loans:(2)
Original LTV ratio:
Below 75%	$30.3	$36.7	0.04%	0.09%
75% to 80%	9.8	13.0	—	0.10
Above 80%	0.7	0.7	—	—
Total	$40.8	$50.4	0.03%	0.09%
Weighted average LTV ratio at origination	68%	68%

114	Freddie Mac

Maturity Dates:
2014	N/A	$1.8	N/A	—%
2015	$3.0	6.5	—%	—
2016	5.8	8.5	—	—
2017	5.8	7.1	—	0.23
2018	8.4	9.1	—	—
2019	7.4	7.4	0.15	0.17
Beyond 2019	10.4	10.0	—	0.17
Total	$40.8	$50.4	0.03%	0.09%
Year of Acquisition:
2010 and prior	$35.5	$46.7	0.03%	0.10%
2011	1.1	1.5	—	—
2012	0.7	0.8	—	—
2013	1.5	1.4	—	—
2014	2.0	N/A	—	N/A
Total	$40.8	$50.4	0.03%	0.09%
Current Loan Size:
Above $25 million	$16.3	$19.1	—%	—%
Above $15 million to $25 million	7.5	10.4	—	0.32
Above $5 million to $15 million	12.4	15.6	0.09	0.06
$5 million and below	4.6	5.3	—	0.07
Total	$40.8	$50.4	0.03%	0.09%
Freddie Mac Mortgage-Related Securities:(3)
Year of Issuance:(4)
2009 and prior	$5.6	$5.7	0.61%	0.93%
2010	5.4	5.5	0.14	0.20
2011	11.2	11.4	—	0.05
2012	16.5	17.3	—	—
2013	23.9	24.7	—	—
2014	18.5	N/A	—	N/A
Total	$81.1	$64.6	0.05%	0.12%
Subordination Level at Issuance:
No subordination	$0.8	$0.8	0.06%	0.09%
Below 10%	4.4	3.0	—	—
10% to 15%	32.0	25.0	0.14	0.29
Above 15%	43.9	35.8	—	—
Total	$81.1	$64.6	0.05%	0.12%
Year of Underlying Loan Maturity
2014	N/A	$—	N/A	—%
2015	$0.1	0.1	—%	2.16
2016	1.3	1.6	—	—
2017	2.5	2.6	—	1.01
2018	7.6	7.5	—	—
2019	10.0	9.3	—	—
Beyond 2019	59.6	43.5	0.07	0.10
Total	$81.1	$64.6	0.05%	0.12%

(1)	Within these columns, "—" represents less than 0.005%.

(2)	Multifamily held-for-sale loans are primarily those awaiting securitization, and were $12.1 billion and $8.7 billion as of December 31, 2014 and 2013, respectively.

(3)	Consists of loans and bonds underlying Freddie Mac mortgage-related securities, which are primarily our K Certificates. Excludes other guarantee commitments.

(4)	Based on the year that we issued our guarantee.
Multifamily Product Types
Most multifamily loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity. Therefore, the borrower’s potential inability to refinance or pay off the loan at maturity is a key loan attribute we monitor. Borrowers may be less able to refinance their obligations during periods of rising interest rates or adverse market conditions, which could lead to default if the borrower is unable to find affordable refinancing before the loan matures. Of the $40.8 billion in UPB of our

115	Freddie Mac

unsecuritized held-for-investment multifamily loans as of December 31, 2014, approximately 22% will mature during 2015 and 2016, and the remaining 78% will mature in 2017 and beyond.
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
Multifamily Credit Enhancements
Our primary business model in the Multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. With this model, we have securitized $92.8 billion in UPB of multifamily loans between 2009 and 2014 and have attracted private capital to the multifamily market from investors who purchase subordinated securities that we do not issue or guarantee. These securities are backed by loans that are sourced by our seller/servicers and directly underwritten by us. Our K Certificate transactions are structured such that private investors that hold unguaranteed subordinated securities are the first to absorb losses on the underlying loans. The amount of subordination to the guaranteed certificates is set at a level that we believe is sufficient to cover the expected credit losses on the loans. As a result, we believe private investors will absorb the expected credit risk in these transactions and thereby reduce the loss exposure to us and U.S. taxpayers. At December 31, 2014 and 2013, the UPB of K Certificates with subordination coverage was $75.5 billion and $59.3 billion, respectively, and the average subordination coverage on these securities was 18% at both dates. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio.
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
Our delinquency rates continue to be among the lowest in the industry. There were 8 and 16 delinquent loans in our multifamily mortgage portfolio at December 31, 2014 and 2013, respectively. Our multifamily mortgage portfolio delinquency rate of 0.04% and 0.09% at December 31, 2014 and 2013, respectively, reflects continued strong portfolio performance and positive market fundamentals. Our delinquency rate for credit-enhanced loans was 0.05% and 0.11% at December 31, 2014 and 2013, respectively, and for non-credit-enhanced loans was 0.02% and 0.07% at December 31, 2014 and 2013, respectively. The delinquency rate on loans underlying our K Certificates transactions was 0.01% and 0.07% at December 31, 2014 and 2013, respectively. Since we began issuing K Certificates, we have experienced no credit losses associated with our guarantees on these securities. As of December 31, 2014, approximately 80% of the loans in our multifamily mortgage portfolio that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans and guarantees.
See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about the loans in our multifamily mortgage portfolio, including geographic and other concentrations of risk associated with these loans.
Institutional Credit Risk Overview
We have exposure to many types of institutional counterparties, including; (a) seller/servicers; (b) mortgage insurers; (c) bond insurers; (d) cash and other investments counterparties; (e) agency and non-agency mortgage-related security issuers; (f) document custodians; and (g) derivative counterparties. The failure of any of our significant counterparties to meet their obligations to us could have a material adverse effect on our results of operations, financial condition, and our ability to conduct future business. Our credit losses could increase if an entity that provides credit enhancement fails to fulfill its obligation (e.g., a mortgage insurer fails to pay a claim), as this would reduce the amount of our credit loss recoveries. For more information, see “RISK FACTORS — Competitive and Market Risks — We depend on our institutional counterparties to provide services that are critical to our business, and our results of operations or financial condition may be adversely affected if one or more of our counterparties do not meet their obligations to us.”
Institutional Credit Risk Management Framework
Our principal strategies for managing institutional credit risk are: (a) maintaining policies and procedures, including eligibility standards that govern our business with our counterparties; (b) evaluating counterparty financial strength and performance; (c) monitoring our exposure to our counterparties; and (d) actively engaging underperforming counterparties and limiting our losses from nonperformance of obligations, when possible.
In 2014, we developed internal evaluation models that we use to monitor the financial strength of our counterparties. These models determine probabilities of default that we use to assess and classify each of our counterparties. We assign risk or exposure limits to each counterparty based on this classification. We apply this risk management approach to the major types of our counterparties discussed below.

116	Freddie Mac

Institutional Credit Risk Profile
Single-family Mortgage Seller/Servicers
We are exposed to institutional credit risk related to the potential insolvency of, or non-performance by, our sellers and servicers. If our servicers lack appropriate controls, experience a failure in their controls, or experience an operating disruption, including as a result of legal or regulatory actions or ratings downgrades, our business and financial results could be adversely affected.
We have contractual arrangements with our sellers under which they agree to sell us mortgage loans, and represent and warrant that those loans meet specified eligibility and underwriting standards. Our servicers represent and warrant to us that those loans will be serviced in accordance with our servicing contract. In January 2015, FHFA proposed new minimum financial eligibility requirements for Freddie Mac and Fannie Mae seller/servicers. For more information on these requirements, see "BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Proposed Financial Eligibility Requirements for Seller/Servicers."
Risk Management Framework
We maintain eligibility standards for our seller/servicers. These standards include having: (a) a demonstrated operating history in residential mortgage origination and servicing (or use of an eligible servicing agent acceptable to us); (b) adequate insurance coverage; (c) a quality control program that meets our standards; and (d) sufficient net worth, liquidity and funding sources to support the operations of its business as well as its commitments to us. Seller/servicers approved to do business with us are subject to our ongoing monitoring and review, which requires regular financial reporting to us.
Based on our monitoring procedures, we may disqualify or suspend a seller or servicer with or without cause at any time. Once a seller is deemed ineligible, we no longer accept mortgages originated by that counterparty and we seek to terminate outstanding commitments. Similarly, when a servicer is deemed ineligible, we no longer allow additional loans to be serviced by that servicer and we seek to transfer pre-existing servicing contracts to eligible institutions.
We maintain a quality control process under which we review loans for compliance with our standards. If we discover that representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies may include the ability to require the seller or the servicer to repurchase the loan at its current UPB, reimburse us for losses realized with respect to the loan after consideration of any other recoveries, and/or indemnify us. For certain servicing violations, we typically first issue a notice of defect and allow the servicer a period of time to correct the problem. If the servicing violation is not corrected, we may issue a repurchase request. In recent years, we have required certain of our larger sellers to maintain ineligible loan rates below a stated threshold, with financial consequences for non-compliance. In addition, for our largest sellers, we actively manage the current quality of loan originations by providing monthly communications regarding loan defect rates and the causes of those defects as identified in our performing loan quality control sampling reviews. If necessary, we work with seller/servicers to develop an appropriate plan of corrective action.
For additional information about our single-family seller/servicers, see “BUSINESS — Our Business — Our Business Segments — Single-Family Guarantee Segment,” "Single-Family Mortgage Credit Risk Framework and Profile — Managing Problem Loans," "RISK FACTORS — Competitive and Market Risks — We face significant risks related to our delegated underwriting process for single-family mortgages, including risks related to data accuracy and fraud. Recent changes to the process could increase our risks," and "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Seller/Servicers."
Risk Profile
We acquire a significant portion of our single-family mortgage purchase volume from several large lenders. Although our business with our mortgage sellers is concentrated, a number of our largest single-family mortgage seller counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders. As a result, we are acquiring a greater portion of our business volume directly from non-depository and smaller depository financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. We could be required to absorb losses on defaulted loans that a failed mortgage seller is obligated to repurchase from us if we determine there was an underwriting or eligibility breach. For more information about the risk of our reliance on larger mortgage sellers, see "RISK FACTORS — Competitive and Market Risks — The loss of business volume could result in a decline in our market share and revenues."
Our exposure to single-family mortgage seller/servicers for repurchase obligations declined in 2014. The UPB of loans subject to open repurchase requests (both seller and servicer related) declined to $0.7 billion at December 31, 2014 from $2.2 billion at December 31, 2013 as we completed and resolved many of the requests related to pre-conservatorship loan purchases. During 2014, we recovered amounts from seller/servicers with respect to $2.0 billion in UPB of loans subject to our repurchase requests, including $0.4 billion in UPB related to settlement agreements to release specified loans from certain repurchase obligations in exchange for one-time cash payments. The seller or servicer resolved the request by reimbursing us for losses with respect to approximately 19% of the $2.0 billion in UPB (excluding amounts related to settlement agreements).

117	Freddie Mac

The amount we expect to collect on the outstanding repurchase requests is significantly less than the UPB of the related loans primarily because many will likely be satisfied by reimbursement of our realized credit losses by seller/servicers, instead of repurchase of loans at their UPB.
We continue to face challenges with respect to the performance of certain of our servicers in managing our seriously delinquent loans. We also continue to be adversely affected by the length of the foreclosure timeline, particularly in states that require a judicial foreclosure process, which has provided challenges to our seller/servicers because they have had to change their processes for compliance with the requirements of each jurisdiction. We seek remedies from servicers such as compensatory fees for failure to perform certain requirements with respect to the servicing of delinquent loans.
During 2014, excluding transfers between affiliated companies and assignments of servicing for newly originated loans, approximately $9.7 billion in UPB of loans in our single-family credit guarantee portfolio were transferred from our primary servicers to specialty servicers, which are non-depository financial institutions that specialize in workouts of problem loans. Transfers involving approximately $5.8 billion in UPB of such loans were facilitated by us as part of our efforts to assist troubled borrowers, increase problem loan workouts, and mitigate our credit losses. Some of these non-depository specialty servicers have grown rapidly in recent years and now service a large share of our loans. These non-depository specialty servicers may not have the same financial strength, internal controls, or operational capacity as our depository servicers. Certain specialty servicers have recently been the subject of significant adverse scrutiny from regulators. As of both December 31, 2014 and 2013, approximately 10% of our total single-family credit guarantee portfolio was serviced by our three largest non-depository specialty servicers. Several of these specialty servicers also service a large share of the loans underlying our investments in non-agency mortgage-related securities, as discussed in "Agency and Non-Agency Mortgage-Related Security Issuers."
Our non-depository specialty servicers include subsidiaries and/or affiliates of Ocwen Financial Corp. (Ocwen). Ocwen and its subsidiaries and/or affiliates have recently been the subject of significant adverse regulatory scrutiny, including in New York and California, and Ocwen’s credit rating and servicer rating have been downgraded. In December 2014, the New York State Department of Financial Services (NYDFS) entered into a consent order with Ocwen that provided for, among other items, changes in Ocwen’s board of directors. Ocwen is not permitted to acquire additional mortgage servicing rights until it receives prior approval from the NYDFS, and meets certain conditions set forth in the consent agreement. In January 2015, the California Department of Business Oversight (CDBO) announced that it had entered into a settlement with Ocwen Loan Servicing, LLC related to the company’s failure to provide certain loan information to the regulator. Among other items, the settlement prohibits Ocwen Loan Servicing, LLC from acquiring any additional mortgage servicing rights for loans secured by properties in California until the CDBO determines the firm can fully respond in a timely manner to future requests for information. As of December 31, 2014, approximately 3% of our total single-family credit guarantee portfolio was serviced by subsidiaries and/or affiliates of Ocwen. We are taking steps designed to reduce our exposure to Ocwen and its subsidiaries and/or affiliates with respect to the servicing of our single-family loans.
For more information about our seller/servicers, including concentration information about these counterparties and settlement agreements associated with pre-conservatorship loan purchase activity, see “RISK FACTORS — Competitive and Market Risks — Our financial results may be adversely affected if mortgage seller/servicers fail to perform their repurchase and other obligations to us," and "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Seller/Servicers."
Multifamily Mortgage Seller/Servicers
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
Similar to the single-family business, we maintain eligibility standards for institutions that sell or deliver us multifamily mortgage loans for purchase or securitization. We monitor the status of our multifamily seller/servicers in accordance with our counterparty credit risk management framework.
We acquire a significant portion of our multifamily new business volume from several large sellers. A significant portion of our multifamily mortgage portfolio, excluding loans underlying K Certificates, is serviced by several large multifamily servicers. For more information about our multifamily seller/servicers, including concentration information about these counterparties, see "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Seller/Servicers."
Mortgage Insurers
We are exposed to institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers fails to fulfill its obligations, we could experience increased credit losses.

118	Freddie Mac

Risk Management Framework
We attempt to manage this risk by establishing eligibility standards for mortgage insurers and by monitoring our exposure to individual mortgage insurers. Our monitoring includes performing periodic analysis of the financial capacity of individual mortgage insurers under various adverse economic conditions.
At the direction of FHFA, we are developing counterparty risk management standards for mortgage insurers, in conjunction with Fannie Mae. These standards consist of: (a) revised eligibility requirements that include financial requirements under a risk-based framework; and (b) revised master policies that provide greater certainty of coverage and facilitate timely claims processing. The revised standards are designed to promote the ability of mortgage insurers to fulfill their intended role of providing private capital to the mortgage market even under a stressful economic scenario. The revised master policies were implemented in October 2014. FHFA published the draft eligibility requirements for public input during a comment period that concluded in September 2014. We expect to publish the new eligibility requirements in early 2015, to become effective 180 days after the publication date. Approved insurers that do not fully comply with the new financial requirements will be given a transition period of up to two years from the publication date.
Risk Profile
The majority of our mortgage insurance exposure is concentrated with four mortgage insurers, certain of which have been under financial stress during the last several years. Some of our eligible mortgage insurers have, in the past, exceeded risk to capital ratios required by their state insurance regulators. Although the financial condition of these mortgage insurers has improved in recent years, there is still a significant risk that some of these counterparties may fail to fully meet their obligations. Except for those insurers in rehabilitation or under regulatory supervision, which no longer issue new coverage, we continue to acquire new loans with mortgage insurance from the mortgage insurers shown in the table below, many of which have credit ratings below investment grade. Our ability to manage our exposure to mortgage insurers is limited, as our mortgage insurers are operating below our eligibility thresholds, and we generally cannot revoke a mortgage insurer's status as an eligible insurer without FHFA approval. In addition, we do not select the insurer that will provide the insurance on a specific loan. Instead, the selection is made by the lender at the time the loan is originated. However, in recent years, new entrants have emerged that will likely diversify a concentrated industry over time.
The table below summarizes our exposure to mortgage insurers as of December 31, 2014. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance. As of December 31, 2014, we had primary mortgage insurance coverage on loans that represented approximately 14% of the UPB of our single-family credit guarantee portfolio. This table does not include our exposure to counterparties in ACIS transactions, since these contracts are considered derivative instruments. For more information on ACIS transactions, see "Single-Family Mortgage Credit Risk Framework and Profile — Transferring a Portion of our Mortgage Credit Risk."
Table 55 — Mortgage Insurance by Counterparty(1)

			As of December 31, 2014
			UPB of Covered Loans		Coverage Outstanding
Counterparty Name	Credit Rating	Credit Rating Outlook	Primary Insurance(2)	Pool Insurance(2)	Primary Insurance(3)	Pool Insurance(3)
			(in millions)
Radian Guaranty Inc. (Radian)	BB-	Positive	$50,524	$2,358	$12,861	$764
United Guaranty Residential Insurance Company	BBB+	Stable	49,013	115	12,603	31
Mortgage Guaranty Insurance Corporation (MGIC)	BB-	Stable	48,718	226	12,495	3
Genworth Mortgage Insurance Corporation	BB-	Positive	31,940	200	8,112	39
Essent Guaranty, Inc.	BBB	Stable	17,106	—	4,363	—
PMI Mortgage Insurance Co. (PMI)(4)	Not Rated	N/A	11,843	126	2,929	68
Republic Mortgage Insurance Company (RMIC)(5)	Not Rated	N/A	9,382	117	2,338	36
Triad Guaranty Insurance Corporation (Triad)(6)	Not Rated	N/A	4,359	55	1,098	6
Arch Mortgage Insurance Company (Arch)(7)	BBB+	Positive	3,299	1	821	—
Others	N/A	N/A	1,311	—	318	—
Total			$227,495	$3,198	$57,938	$947

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of February 5, 2015. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

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

119	Freddie Mac

(4)	In March 2014, PMI began paying valid claims 67% in cash and 33% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 55% in cash.

(5)	In June 2014, RMIC announced it would resume paying valid claims at 100% for claims settled on or after July 1, 2014 and pay, in full, all deferred payment obligations outstanding as of June 30, 2014.

(6)	In December 2013, Triad began paying valid claims 75% in cash and 25% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 60% in cash.

(7)
In January 2014, Arch announced it had completed the acquisition of CMG Mortgage Insurance Company (CMG) and the purchase of the mortgage insurance operating platform of PMI. Arch assumed the obligations of CMG in that transaction.

PMI and Triad are both in rehabilitation, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers shown in the table above. As of December 31, 2014, we had cumulative unpaid deferred payment obligations of $0.4 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain.
RMIC is under regulatory supervision and is no longer issuing new insurance. For more information on our mortgage insurers, see "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers."
Bond Insurers
We are exposed to institutional credit risk related to the potential insolvency of bond insurers. Bond insurance is a credit enhancement covering certain of the non-agency mortgage-related securities we hold. Some policies were acquired by the securitization trust that issued the securities we purchased, while others were acquired by us. Bond insurance exposes us to the risk that the bond insurer will be unable to satisfy claims. We acquired these coverages when purchasing these securities and thus, we have not obtained any new bond insurance coverage in many years.
Risk Management Framework
We monitor the financial strength of bond insurers. Some of our bond insurers are in runoff mode and not writing new business. In the event one or more of our remaining bond insurers were to become subject to a regulatory order or insolvency proceeding, our ability to recover certain unrealized losses on our non-agency mortgage-related securities would be negatively affected. We consider our expectations regarding our bond insurers’ ability to meet their obligations in making our impairment determinations on our non-agency mortgage-related securities. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” for additional information regarding impairment losses on securities covered by bond insurers.
Risk Profile
The table below presents our coverage amounts of bond insurance for the non-agency mortgage-related securities we hold. In the event a bond insurer fails to perform, the coverage outstanding represents our maximum principal exposure to credit losses related to such a failure.
Table 56 — Bond Insurance by Counterparty(1)

			As of December 31, 2014
Counterparty Name	Credit Rating	Credit Rating Outlook	Gross Unrealized Losses	Coverage Outstanding	Percent of Total Coverage Outstanding(2)
			(dollars in millions)
Ambac Assurance Corporation (Ambac)(3)	Not Rated	N/A	$50	$3,371	50%
National Public Finance Guarantee Corp.	A-	Negative	4	1,054	15
Financial Guaranty Insurance Company (FGIC)(3)	Not Rated	N/A	5	1,051	15
MBIA Insurance Corp.	B	Stable	2	798	12
Assured Guaranty Municipal Corp.	A	Stable	1	455	7
Syncora Guarantee Inc. (Syncora)(3)	Not Rated	N/A	—	40	1
CIFG Assurance North America, Inc.	Not Rated	N/A	4	30	—
Total			$66	$6,799	100%

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest ratings available as of February 5, 2015. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

(2)	Within this column, "—" represents less than 0.5%.

(3)	Ambac, FGIC, and Syncora are currently operating under regulatory or court-ordered supervision.
We expect to receive substantially less than full payment of our claims from Ambac and FGIC as these companies are either insolvent or in rehabilitation. We believe that we will also likely receive substantially less than full payment of our claims from some of our other bond insurers because we believe they also lack sufficient ability to fully meet all of their expected

120	Freddie Mac

lifetime claims-paying obligations to us as such claims emerge. For more information on our bond insurers, see "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers."
Cash and Other Investments Counterparties
We are exposed to institutional credit risk arising from the potential insolvency or non-performance of counterparties of non-mortgage-related investment agreements and cash equivalent transactions, including those entered into on behalf of our securitization trusts.
Our policies require that the counterparty be evaluated using our internal counterparty rating model prior to the time a financial instrument is purchased. We base the permitted term and dollar limits for each of these transactions on the counterparty's financial strength in order to further mitigate our risk.
Our cash and other investments (including cash equivalents) counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. As of December 31, 2014 and 2013, including amounts related to our consolidated VIEs, there were $71.4 billion and $85.9 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; and (c) cash deposited with the Federal Reserve Bank of New York. Although we monitor the financial strength of our counterparties to these transactions and have collateral maintenance requirements for our securities purchased under agreements to resell, we have exposure to loss should any of our counterparties fail. See "RISK FACTORS — Competitive and Market Risks — Our business could be adversely affected if counterparties to derivatives and short-term lending and other transactions fail to meet their obligations to us" for further information. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.
Our investments in non-mortgage-related securities at December 31, 2014 and 2013 were in U.S. Treasury securities.
Agency and Non-Agency Mortgage-Related Security Issuers
Our investments in securities expose us to institutional credit risk to the extent that servicers, issuers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations.
Risk Management Framework
Our investments in non-Freddie Mac mortgage-related securities include both agency and non-agency securities. Agency securities have historically presented minimal institutional credit risk due to the guarantee provided by, and the U.S. government’s support of, those institutions. Our investments in non-agency mortgage-related securities were principally made prior to 2009. Since 2009, our efforts to manage risk on these legacy investments have included sales of certain assets as well as litigation and other loss recovery efforts.
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
Our loss mitigation activities include litigation against the issuers of certain of these securities. During 2014, we and FHFA reached settlements with certain parties pursuant to which we received an aggregate of approximately $6.1 billion. Lawsuits against a number of other parties are currently pending. For more information on our loss mitigation efforts related to the non-agency mortgage-related securities we hold, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”
There is a general lack of transparency in the market for the non-agency mortgage-related securities we hold, and the information disclosed by the trustees of the trusts that issued these securities is often not sufficient to allow us to adequately analyze decisions made by servicers that may directly impact the cash flows on such securities. As a result, as part of our loss mitigation efforts and in the exercise of our rights as an investor, we seek to obtain information from servicers and trustees related to the performance and servicing of the loans underlying the securities. Certain of this information may not be publicly available. While our ability to influence servicing performance is limited, it is possible that our loss mitigation activities may, in some cases, influence the performance of these securities. The quality of the servicing performed on the underlying loans can significantly affect the performance of these securities, including the timing and amount of losses incurred on the underlying loans and thus the timing and amount of losses we recognize on our securities. We may cease our loss mitigation activities at any time, including in connection with sales of these securities as we continue to reduce the size of our mortgage-related investments portfolio. However, a number of other parties (including other investors, regulators, or the mortgage servicers themselves) may also take actions that could also affect the performance of these securities.
We have continued to recognize impairment charges in recent years related to certain of our investments in non-agency mortgage-related securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for further information about these securities, including a discussion of the higher-risk components of these investments.

121	Freddie Mac

Risk Profile
A significant portion of single-family mortgages underlying our investments in non-agency mortgage-related securities is serviced by specialty servicers. As of December 31, 2014, approximately 43% of our investments in single-family non-agency mortgage-related securities, based on UPB, were serviced by subsidiaries and/or affiliates of Ocwen, and Ocwen was the only non-depository specialty servicer who serviced 10% or more of the UPB underlying our investments in non-agency mortgage-related securities at that date. The expansion of these specialty servicers' portfolios could adversely affect these securities in the event that the transfers of loan servicing to these parties introduce operational and capacity challenges. If these servicers do not perform their obligations, it can result in credit losses, impairments and declines in the fair value of our non-agency mortgage-related securities. Several of these specialty servicers also service a large share of our loans, as discussed in "Single-family Mortgage Seller/Servicers."
In addition, as of December 31, 2014, approximately 14% of our investments in single-family non-agency mortgage-related securities, based on UPB, were serviced by JPMorgan Chase Bank, N.A.
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
When a seller/servicer or one of its affiliates acts as a document custodian for us, the risk that our ownership interest in the loans may be adversely affected is increased, particularly in the event the seller/servicer were to become insolvent. We seek to mitigate these risks through legal and contractual arrangements with these custodians that identify our ownership interest, as well as by establishing qualifying standards for document custodians and requiring transfer of the documents to our possession or to an independent third-party document custodian if we have concerns about the solvency or competency of the document custodian. The qualifying standards for our document custodians include that they: (a) maintain certain insurance coverages; (b) be a regulated financial institution or subsidiary thereof; (c) document and maintain internal controls over document storage; and (d) have an investment grade credit rating or maintain net worth of at least $500 million. Our qualifying standards and oversight procedures may not eliminate all of the risk associated with using third-party document custodians.
Derivative Counterparties
Overview
We use cleared derivatives, exchange-traded derivatives, and OTC derivatives, and are exposed to institutional credit risk with respect to our derivative counterparties.
Risk Management Framework
We seek to manage our exposure to institutional credit risk related to our derivative counterparties using several tools, including:

•	master netting agreements and collateral agreements;

•	review and analysis of external credit ratings;

•	internal standards for approving new derivative counterparties, clearinghouses, and clearing members;

•	ongoing monitoring of our positions with each counterparty, clearinghouse, and clearing member;

•	managing diversification mix among counterparties; and

•	stress-testing to evaluate potential exposure under possible adverse market scenarios.
On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties, clearinghouses, and clearing members to confirm that they continue to meet our internal standards. We assign internal ratings, credit capital, and exposure limits to each counterparty based on quantitative and qualitative analysis, which we update and monitor on a regular basis. We conduct additional reviews when market conditions dictate or certain events affecting an individual counterparty occur. These activities may not eliminate all of the risks associated with derivative counterparties.
We use cleared derivatives, exchange-traded derivatives and OTC derivatives.

•
Cleared derivatives: Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to a central clearing requirement. We refer to these interest-rate swaps as cleared derivatives. We are required to post initial and variation margin with our clearing member in connection with such transactions. As a result, our exposure to the clearinghouses we use to clear such interest-rate derivatives, and to the clearing members that administer our transactions once accepted for clearing, has increased and may become more concentrated over time. However, the use of cleared derivatives (interest-rate swaps), as a whole, mitigates our institutional credit risk exposure to individual counterparties because a central counterparty is substituted

122	Freddie Mac

for individual counterparties. Our exposure to individual counterparties associated with interest-rate swaps should decrease over time due to the central clearing requirement.

•
Exchange-traded derivatives: We are an active user of exchange-traded derivatives, such as Treasury and Eurodollar futures, and options on futures, and are required to post initial and variation margin with our clearing member in connection with such transactions. The posting of this margin exposes us to institutional credit risk in the event that our clearing member or the exchange’s clearinghouse fail to meet their obligations. However, the use of exchange-traded derivatives mitigates our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open exchange-traded contracts are settled daily via payments made through the financial clearinghouse established by each exchange.

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

Risk Profile
The table below reconciles the net asset fair value of derivative contracts on our consolidated balance sheets to our net exposure after considering non-cash collateral held, which is not netted on our consolidated balance sheets.
Table 57 — Derivative Counterparty Credit Exposure

	As of December 31, 2014
Ratings of OTC interest-rate swaps and swaptions counterparties	Number of Counter-parties(1)	Net Derivative Asset on the Consolidated Balance Sheets(2)	Non-Cash Collateral Held by Us(3)	Net Derivative Asset Less Non-Cash Collateral Held by Us	Cleared and Exchange-Traded Initial Margin and OTC Non-Cash Collateral Posted by Us in Excess of Exposure
	(dollars in millions)
AA- or above	4	$175	$(159)	$16	$—
A+, A or A-	11	452	(294)	158	386
BBB+ or below	2	—	—	—	4
Total OTC	17	627	(453)	174	390
Cleared and exchange-traded derivatives(4)		128	—	128	2,269
Other derivatives(5)		67	—	67	—
Total		$822	$(453)	$369	$2,659

(1)	Based on legal entities. We use the lower of S&P and Moody's ratings to manage collateral requirements. In this table, the Moody's rating of the legal entity is stated in terms of the S&P equivalent.

(2)	Includes cash collateral posted by us in excess of exposure.

(3)	Does not include the fair value amount of non-cash collateral held by us that exceeds the associated net asset presented on the consolidated balance sheets.

(4)	The ultimate parent entities of the clearinghouses we use were rated AA- and BBB as of December 31, 2014.

(5)	Consists primarily of commitments and ACIS insurance contracts.
Over time, our exposure to individual derivative counterparties varies depending on changes in fair values, which are affected by changes in interest rates, yield curves, the implied volatility of interest rates, and the amount of derivatives held.
Approximately 94% of our exposure at fair value for OTC interest-rate swap and option-based derivatives was collateralized at December 31, 2014 (excluding amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level). The remaining exposure was primarily due to market movements during the time period between when a derivative was measured at fair value and when we received the related collateral, as well as exposure amounts below the applicable counterparty collateral posting threshold. In some instances, these market movements result in us having provided collateral that has fair value in excess of our obligation, which represents our overcollateralization exposure. Collateral is typically transferred within one business day based on the values of the related derivatives.
The concentration of our derivative exposure among our primary OTC derivative counterparties remains high. This concentration could further increase. Three counterparties each accounted for greater than 10% and collectively accounted for

123	Freddie Mac

81% of our net uncollateralized exposure to derivative counterparties, excluding cleared and exchange-traded derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives at December 31, 2014. All three of these counterparties, JP Morgan Chase Bank, Barclays Bank PLC, and UBS AG, were rated “A” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of February 5, 2015.
Our net derivative asset on our consolidated balance sheets related to cleared and exchange-traded derivatives was $128 million as of December 31, 2014, which includes the cash collateral that we have posted for initial and variation margin. In addition, we have posted non-cash collateral of $2.3 billion for initial margin as of December 31, 2014. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. The net amount of our exposure to cleared and exchange-traded derivatives relates to our posting of initial margin. The amount of initial margin we must post for cleared and exchange-traded derivatives may be based, in part, on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post margin collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. For information about margin we have posted in connection with cleared and exchange-traded derivatives and our other derivatives, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged.”
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
In addition, we have OTC interest-rate swap and option-based derivative liabilities where we post collateral to counterparties in accordance with agreed upon thresholds. Pursuant to certain collateral agreements we have with these counterparties, the collateral posting threshold we are assigned is based on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. For information about margin we have posted in connection with OTC derivatives, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged.”
Operational Risk
Overview
We define operational risk as the risk of loss resulting from inadequate or failed internal processes, people, systems or external events. Operational risk is inherent in all of our activities. Events that may evidence operational risk include: (a) accounting or operational errors; (b) business interruptions; (c) fraudulent acts; (d) inappropriate acts by employees; (e) information security incidents; or (f) vendors who do not perform in accordance with their contracts. These events could result in financial loss, legal and regulatory fines, and reputational harm.
Operational Risk Management Framework
Our operational risk management framework includes risk identification, assessment, measurement, mitigation and reporting. When operational risk events are identified, our policies require that the events be documented and analyzed to determine whether changes are required in our systems and/or processes to further mitigate the risk of future events. For more information, see “Risk Management — Risk Management Framework.”
We have made and are making considerable enhancements to our risk management framework. During 2013, we adopted an integrated enterprise risk management framework that enables us to place more focus on high risk business processes and activities. During 2014, we leveraged this enterprise risk management framework to implement a redesigned and enhanced three-lines-of-defense methodology. We plan to use this redesigned and enhanced three-lines-of-defense methodology to both strengthen risk ownership in our business units and add clarity to risk management roles and responsibilities. As part of this effort, we have moved or are moving several key functions within the organization to better align business decision-making with the first line of defense. We believe these enhancements will improve our risk management effectiveness. During our implementation period, we may experience elevated operational risks. We are actively managing this risk.
To ensure the continued operating effectiveness of the risk management program, the company has in place a governance structure including enterprise wide oversight provided by the Board, CERO and CCO, as well as the following management committees: (a) the Enterprise Risk Management Committee, chaired by the CERO; (b) the Operational Risk Subcommittee, chaired by the CERO, which provides an advisory, information sharing and governance forum to oversee operational risks; and (c) the Remediation Committee, chaired by the CCO, which provides governance and oversight of management activities to

124	Freddie Mac

remediate significant issues identified by FHFA, Internal Audit, management and our external auditors, including control issues related to internal control over financial reporting.
For more information about our Board’s role in oversight of risk management, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE — Board Leadership Structure and Role in Risk Oversight.”
In order to evaluate and monitor operational risk, each business unit completes a quarterly assessment using the Risk and Control Self-Assessment (RCSA) framework. The framework is designed to identify and assess the business unit's exposure to operational risk and determines if additional action is required to manage the risk to a prudent level.
In addition to the RCSA process, we employ several tools to identify and measure operational risks, including: (a) loss event data; (b) key risk indicators; (c) root cause analysis; and (d) testing. While our operational risk framework includes tools to support effective management of operational risk, the responsibility for managing both the day-to-day risk and longer-term or emerging risks lies with the business units.
Operational Risk Profile
We continue to strengthen operational controls. During 2014, we improved our operational risk framework to focus on high risk activities and reduced our outstanding control issues to relatively low levels. Additionally, we improved our out-of-region disaster recovery capabilities. In 2014, our out-of-region data center became operational, which improved our ability to recover our business systems in the event of a catastrophic regional business event (e.g., a disaster that affects our Northern Virginia production data centers).
However, we continue to face significant levels of operational risks, including those discussed in “RISK FACTORS — Operational Risks.”
We face increased operational risk due to the magnitude and complexity of FHFA and other new initiatives we are undertaking, including initiatives we are pursuing under the Conservatorship Scorecard. Some of these initiatives will result in changes to our systems that could also introduce increased operational risk. In addition, under the direction of FHFA, we continue to make various multi-year investments to build the infrastructure for a future housing finance system, including the development of the common securitization platform and a single security. If any of these initiatives are not successful, we may not recover our investments.
The threat landscape in cyber security is changing rapidly and growing in sophistication. We may not be able to protect our systems with complete assurance or fully protect the confidentiality of our information from a cyber-attack or other unauthorized access, disclosure, or disruption.
We continue to invest in the information security area to strengthen our capabilities and help us defend against advanced threats. In 2014, we launched a multi-year data protection initiative designed to mitigate this risk.
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. As of December 31, 2014, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see “CONTROLS AND PROCEDURES.”
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

125	Freddie Mac

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
We make extensive use of the Federal Reserve's payment system in our business activities. The Federal Reserve requires that we fully fund our accounts at the Federal Reserve Bank of New York to the extent necessary to cover cash payments on our debt and mortgage-related securities each day, before the Federal Reserve Bank of New York, acting as our fiscal agent, will initiate such payments. Although we seek to maintain sufficient intraday liquidity to fund our activities through the Federal Reserve's payment system, we have limited access to cash once the debt markets are closed for the day. Insufficient cash may cause our account to be overdrawn, potentially resulting in penalties and reputational harm.
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
Liquidity Management
Maintaining sufficient liquidity is of primary importance to and a cost of our business. Under our liquidity management practices and policies, we:

•	manage intraday cash needs and provide for the contingency of an unexpected cash demand (e.g., we do not have access to the Federal Reserve’s discount window);

•	maintain cash and non-mortgage investments to enable us to meet ongoing cash obligations for a limited period of time, assuming no access to unsecured debt markets;

•	maintain unencumbered securities with a value greater than or equal to the largest projected daily cash shortfall for an extended period of time, assuming no access to unsecured debt markets; and

•	manage the maturity of our unsecured debt based on our asset profile.
To facilitate cash management, we forecast cash outflows and inflows using assumptions and models. These forecasts help us to manage our liabilities with respect to asset purchases and runoff. Differences between actual and forecast cash outflows and inflows could result in higher costs, as we could issue a higher amount of debt than needed, unexpectedly need to issue debt, or overdraw our accounts at the Federal Reserve Bank of New York. We maintain daily cash reserves to manage this risk.
During 2014, the majority of the funds in our liquidity and contingency operating portfolio was deposited with the Federal Reserve Bank of New York, invested in U.S. Treasury securities, or invested in securities purchased under agreements to resell. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, we make an assessment whether to exit the existing position or continue to do business with the counterparty.
Our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market interest rates, market confidence, operational risks, and other factors. For more information, see “RISK

126	Freddie Mac

FACTORS — Competitive and Market Risks — Our activities may be adversely affected by limited availability of financing and increased funding costs.”
Other Debt Securities
We fund our business activities primarily through the issuance of short- and long-term debt. Competition for funding can vary with economic, financial market, and regulatory environments. Historically, we have mainly competed for funds in the debt issuance markets with Fannie Mae and the FHLBs.
To fund our business activities, we depend on the continuing willingness of investors to purchase our debt securities. The reduction in our mortgage-related investments portfolio has reduced our funding needs. We expect that this trend will continue over time as the mortgage-related investments portfolio shrinks. Changes or perceived changes in the government’s support of us could have a severe negative effect on our access to the debt markets and on our debt funding costs. Prolonged wide spreads on long-term debt could cause us to reduce our long-term debt issuances and increase our reliance on short-term and callable debt issuances. This increased reliance could increase rollover risk (i.e., the risk that we may be unable to refinance our debt when it becomes due) resulting in a greater use of derivatives. This greater use of derivatives could increase the volatility of our comprehensive income.
In addition, any change in applicable legislative or regulatory exemptions, including those described in “BUSINESS — Regulation and Supervision,” could adversely affect our access to some debt investors, thereby potentially increasing our debt funding costs.
During the three months and year ended December 31, 2014, we had sufficient access to the debt markets due largely to support from the U.S. government. Our effective short-term debt was 43% of outstanding other debt at both December 31, 2014 and 2013. Effective short-term debt is the aggregate of short-term debt and the current portion of long-term debt (the portion due within one year). The categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt. We rely significantly on our ability to issue debt on an on-going basis to refinance our effective short-term debt.
Our debt cap under the Purchase Agreement was $663.0 billion in 2014 and declined to $563.6 billion on January 1, 2015. As of December 31, 2014, our aggregate indebtedness was $454.0 billion. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.
Other Debt Activities
The table below summarizes the par value of other debt securities we issued or paid off, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases, during 2014 and 2013. We repurchase, call, or exchange our outstanding debt securities from time to time for a variety of reasons, including: (a) for economic reasons; (b) to manage the composition of liabilities funding our assets; or (c) to help support the liquidity of our other debt securities.

127	Freddie Mac

Table 58 — Activity in Other Debt

	For the Year Ended December 31,
	2014	2013
	(dollars in millions)
Beginning balance	$511,345	$552,472
Issued during the period:
Short-term:
Amount	$217,716	$297,349
Weighted-average effective interest rate	0.11%	0.12%
Long-term:
Amount	$92,641	$112,220
Weighted-average effective interest rate	1.16%	0.98%
Total issued:
Amount	$310,357	$409,569
Weighted-average effective interest rate	0.42%	0.35%
Paid off during the period:(1)
Short-term:
Amount	$(224,814)	$(273,513)
Weighted-average effective interest rate	0.12%	0.13%
Long-term:
Amount	$(142,859)	$(177,183)
Weighted-average effective interest rate	1.61%	1.57%
Total paid off:
Amount	$(367,673)	$(450,696)
Weighted-average effective interest rate	0.70%	0.70%
Ending balance	$454,029	$511,345

(1)	Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.
Other Short-Term Debt
We fund our operating cash needs, in part, by issuing Reference Bills® securities and other discount notes, which are short-term instruments with maturities of one year or less that are sold on a discounted basis, paying only principal at maturity. Our Reference Bills securities program consists of issues of short-term debt that we auction to dealers on a regular schedule. We issue discount notes with maturities ranging from one day to one year in response to investor demand and our cash needs. For purposes of presentation in this report, short-term debt also includes certain medium-term notes that have original maturities of one year or less.
See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Debt, Net” for more information about our other short-term debt.
Other Long-Term Debt
We issue debt with maturities greater than one year primarily through our medium-term notes program and our Reference Notes® securities program. Since 2013, we have been issuing STACR debt notes.
Medium-term Notes
We issue a variety of fixed- and variable-rate medium-term notes, including callable and non-callable fixed-rate securities, zero-coupon securities and variable-rate securities, with various maturities ranging up to 30 years. However, in 2014 we did not issue medium-term notes with maturities longer than 15 years. For purposes of presentation in this report, medium-term notes with original maturities of one year or less are classified as short-term debt. Medium-term notes typically contain call provisions, effective as early as three months after the securities are issued.
Reference Notes Securities
Reference Notes securities are, U.S. dollar denominated, non-callable fixed-rate securities, which we generally issue with original maturities ranging from two through ten years.
STACR
In 2014, as part of our credit risk management strategy, we completed seven STACR debt note transactions in which we issued $4.9 billion of STACR debt notes, in aggregate. For more information, see "RISK MANAGEMENT — Credit Risk Overview — Mortgage Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile — Transferring a Portion of Mortgage Credit Risk" and "NOTE 8: DEBT AND SUBORDINATED BORROWNGS — Table 8.2 — Other Long-Term Debt."

128	Freddie Mac

Subordinated Debt
During 2014 and 2013, we did not call or issue any Freddie SUBS® securities. At both December 31, 2014 and 2013, the balance of our subordinated debt outstanding was $0.4 billion. Our subordinated debt in the form of Freddie SUBS securities is a component of our risk management and disclosure commitments with FHFA. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Subordinated Debt” for a discussion of changes affecting our subordinated debt as a result of our placement into conservatorship and the Purchase Agreement, and the Conservator’s suspension of certain requirements relating to our subordinated debt. Under the Purchase Agreement, we may not issue subordinated debt without Treasury’s consent.
Credit Ratings
Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of February 5, 2015.
Table 59 — Freddie Mac Credit Ratings

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
Our credit ratings and outlooks are primarily based on the support we receive from Treasury, and therefore, are affected by changes in the credit ratings and outlooks of the U.S. government. In March 2014, Fitch affirmed our debt ratings, removed the ratings from Ratings Watch Negative (RWN) and assigned a Rating Outlook of Stable. This action followed Fitch’s affirmation of the U.S. government’s debt ratings with a Stable Outlook, resolving the RWN placed on the ratings in October 2013.
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
Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities
Excluding amounts related to our consolidated VIEs, we held $56.0 billion and $77.1 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at December 31, 2014 and 2013, respectively. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At December 31, 2014, our non-mortgage-related securities consisted of U.S. Treasury securities that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintained non-interest-bearing deposits at the Federal Reserve Bank of New York, which are included in cash and cash equivalents on our consolidated balance sheets. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”
Mortgage Loans and Mortgage-Related Securities
We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and highly liquid. Our primary source of liquidity among these mortgage assets is our holdings of single-class and multiclass agency securities (excluding certain structured agency securities collateralized by non-agency mortgage-related securities). We hold other mortgage assets that are also potential sources of liquidity; however, we consider them to be less liquid than agency securities. These assets consist of certain structured agency securities collateralized by non-agency mortgage-related securities, unsecuritized performing single-family mortgage loans, CMBS, non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans, and unsecuritized seriously delinquent and modified single-family mortgage loans.

129	Freddie Mac

We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “BUSINESS — Conservatorship and Related Matters — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” for more information on the relative liquidity of our mortgage assets.
Cash Flows
Our cash and cash equivalents decreased by $0.4 billion to $10.9 billion during 2014, as compared to an increase of $2.8 billion to $11.3 billion during 2013 and a decrease of $19.9 billion to $8.5 billion during 2012. Cash flows provided by operating activities during 2014, 2013 and 2012 were $8.9 billion, $16.6 billion and $5.2 billion, respectively, primarily driven by cash proceeds from net interest income. Cash flows provided by investing activities during 2014, 2013 and 2012 were $205.3 billion, $391.3 billion, and $494.4 billion, respectively, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during 2014, 2013 and 2012 were $214.5 billion, $405.0 billion, and $519.6 billion, respectively, largely attributable to funds used to repay debt securities of consolidated trusts held by third parties and other debt.
Beginning in the first quarter of 2014, we reclassified net discounts paid on retirements of other debt and net premiums received from issuance of debt securities of consolidated trusts and other debt from cash flows from operating activities to cash flows from financing activities on our consolidated statements of cash flows. This reclassification resulted in a decrease of $2.0 billion and $3.2 billion to net cash provided by operating activities for 2013 and 2012, respectively, and an increase of $2.0 billion and $3.2 billion to net cash used in financing activities for 2013 and 2012, respectively.
Capital Resources, the Purchase Agreement, and the Dividend Obligation on the Senior Preferred Stock
Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. FHFA has suspended capital classification of us during conservatorship. FHFA continues to monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. See “NOTE 18: REGULATORY CAPITAL” for our minimum capital requirement, core capital, and GAAP net worth results as of December 31, 2014 and 2013. In addition, notwithstanding our failure to maintain required capital levels, FHFA directed us to continue to make interest and principal payments on our subordinated debt. For more information, see “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Subordinated Debt.”
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
At December 31, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. In future periods, we may experience variability in our net income and/or comprehensive income due to changes in factors such as interest rates, yield curves, implied volatility, home prices, and mortgage spreads. Such changes could adversely affect our net worth and result in additional draws under the Purchase Agreement. For more information, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods.”
Based on our Net Worth Amount at December 31, 2014 and the 2015 Capital Reserve Amount of $1.8 billion (which will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018), our dividend obligation to Treasury in March 2015 will be $851 million. We paid dividends of $19.6 billion in cash on the senior preferred stock during 2014, based on our Net Worth Amounts at September 30, 2014, June 30, 2014, March 31, 2014, and December 31, 2013. Through December 31, 2014, we have paid aggregate cash dividends to Treasury of $91.0 billion, an amount that is $19.6 billion more than our aggregate draws received under the Purchase Agreement. As a result of the net worth sweep dividend we pay to Treasury, we cannot retain capital from the earnings generated by our business operations.

130	Freddie Mac

At December 31, 2014, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.
Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. In addition, under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference. Accordingly, while we have paid aggregate cash dividends to Treasury of $91.0 billion, the liquidation preference on the senior preferred stock remains $72.3 billion.
For more information on these matters, see “BUSINESS — Conservatorship and Related Matters” and “— Regulation and Supervision.”
FAIR VALUE HIERARCHY AND VALUATIONS
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
We categorize assets and liabilities recorded or disclosed at fair value within the fair value hierarchy based on the valuation processes used to derive their fair values and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on market conditions. We review ranges of third-party prices and transaction volumes, and hold discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the inputs are observable and whether the principal markets are active or inactive. For additional information regarding our classification of assets and liabilities within the fair value hierarchy, the valuation techniques and processes used to measure fair value, and controls over fair value measurement, see “NOTE 16: FAIR VALUE DISCLOSURES.”
Level 3 Recurring Fair Value Measurements
The process for determining fair value using unobservable inputs (Level 3) is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. At December 31, 2014 and 2013, we measured and recorded 28% and 31%, respectively, of total assets carried at fair value on our consolidated balance sheets on a recurring basis using unobservable inputs. At December 31, 2014 and 2013, we measured and recorded less than 1% and 11%, respectively, of total liabilities carried at fair value on our consolidated balance sheets on a recurring basis using unobservable inputs. These percentages were calculated before the impact of counterparty and cash collateral netting. See “NOTE 16: FAIR VALUE DISCLOSURES — Changes in Fair Value Levels” for a discussion of changes in our Level 3 assets and liabilities and “— Table 16.2 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs” for the Level 3 reconciliation.
Consideration of Credit Risk in Our Valuation
We consider credit risk in the valuation of our assets and liabilities through consideration of credit risk of the counterparty in asset valuations and through consideration of our own institutional credit risk in liability valuations on our GAAP consolidated balance sheets.
We consider credit risk in our valuation of investments in mortgage-related securities based on fair value measurements that are largely the result of price quotes received from multiple dealers or pricing services. Some of the key valuation drivers of such fair value measurements include the collateral type, collateral performance, credit quality of the issuer, tranche type, weighted average life, vintage, coupon, and interest rates. We also make adjustments for items such as subordination or other types of credit enhancements and liquidity, where applicable. In cases where internally developed models are used, we use market-based inputs or calibrate such inputs to market data. For a discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “Table 27 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets” and “RISK MANAGEMENT — Credit Risk Overview — Mortgage Credit Risk Overview — Single-Family Mortgage Credit Risk Framework and Profile.”
We also consider credit risk when we evaluate the valuation of our derivative positions, including the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. However, our fair value of derivatives is not adjusted for credit risk because we obtain collateral from, or post collateral to, counterparties, typically within

131	Freddie Mac

one business day of the daily market value calculation. See “RISK MANAGEMENT — Credit Risk Overview — Institutional Credit Risk Profile — Derivative Counterparties” for a discussion of our counterparty credit risk.
See “NOTE 16: FAIR VALUE DISCLOSURES — Valuation Techniques for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value” for additional information regarding the valuation of our assets and liabilities.
Valuation Processes and Controls over Fair Value Measurement
We designed our control processes so that: (a) our fair value measurements are appropriate and reliable; (b) fair value measurements are based on observable inputs where possible; and (c) our valuation approaches are consistently applied and the assumptions and inputs are reasonable. Our control processes provide a framework for segregation of duties and oversight of our fair value methodologies, techniques, validation procedures, and results.
See “NOTE 16: FAIR VALUE DISCLOSURES — Valuation Processes and Controls Over Fair Value Measurement” for additional information.
OFF-BALANCE SHEET ARRANGEMENTS
We enter into certain business arrangements that are not recorded on our consolidated balance sheets or that may be recorded in amounts that differ from the full contract or notional amount of the transaction and that may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Housing Finance Agency Initiative” and “NOTE 14: FINANCIAL GUARANTEES” for more information on our off-balance sheet securitization activities and other guarantee commitments.
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
We guarantee the payment of principal and interest on non-consolidated Freddie Mac guaranteed mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Our maximum potential off-balance sheet exposure to credit losses relating to these guarantees is primarily represented by the UPB of the underlying loans and securities, which was $113.7 billion and $101.0 billion at December 31, 2014 and 2013, respectively.
As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” which were $9.6 billion and $10.0 billion at December 31, 2014 and 2013, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. In addition, as part of the HFA initiative, we, together with Fannie Mae, provide liquidity guarantees for certain variable-rate single-family and multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days. At both December 31, 2014 and 2013, there were no liquidity guarantee advances outstanding.
Our exposure to losses on the transactions described above would be partially mitigated by the recovery we would receive through exercising our rights to the collateral backing the underlying loans and the available credit enhancements, which may include recourse and primary mortgage insurance with third parties. In addition, we provide for incurred losses each period on these guarantees within our provision for credit losses.
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
As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. For more information, see “RISK MANAGEMENT — Institutional Credit Risk Profile — Derivative Counterparties.” We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans. These non-derivative commitments totaled $271.2 billion and $289.7 billion in notional value at December 31, 2014 and 2013, respectively.

132	Freddie Mac

In connection with the execution of the Purchase Agreement, we, through FHFA, in its capacity as Conservator, issued a warrant to Treasury to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. See “NOTE 11: STOCKHOLDERS’ EQUITY” for further information.
CONTRACTUAL OBLIGATIONS
Our contractual obligations affect our short- and long-term liquidity and capital resource needs. The table below provides aggregated information about the listed categories of our contractual obligations as of December 31, 2014. The table includes information about undiscounted future cash payments due under these contractual obligations, aggregated by type of contractual obligation, including the contractual maturity profile of our debt securities (other than debt securities of consolidated trusts held by third parties). The timing of actual future payments may differ from those presented due to a number of factors, including discretionary debt repurchases.
The amounts of future interest payments on debt securities outstanding at December 31, 2014 are based on the contractual terms of our debt securities at that date. These amounts were determined using certain assumptions including that: (a) variable-rate debt continues to accrue interest at the contractual rates in effect at December 31, 2014 until maturity; and (b) callable debt continues to accrue interest until its contractual maturity. The amounts of future interest payments on debt securities do not reflect certain factors that will change the amounts of interest payments on our debt securities after December 31, 2014, such as: (a) changes in interest rates; (b) the call or retirement of any debt securities; and (c) the issuance of new debt securities. Accordingly, the amounts presented in the table do not represent a forecast of our future cash interest payments or interest expense.
Our contractual obligations include other purchase obligations that are enforceable and legally binding, and exclude contracts that we may cancel at will without penalty. We include our purchase obligations through the termination date specified in the respective agreement, even if the contract is renewable.
The table excludes certain obligations that could significantly affect our short- and long-term liquidity and capital resource needs. These items, which are listed below, have generally been excluded because the amount and timing of the related future cash payments are uncertain:

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

•
any future cash payments associated with the liquidation preference of the senior preferred stock, as well as the quarterly commitment fee (which has been suspended) and the dividends on the senior preferred stock because the timing and amount of any such future cash payments are uncertain. As of December 31, 2014, the aggregate liquidation preference of the senior preferred stock was $72.3 billion. See “BUSINESS — Conservatorship and Related Matters — Treasury Agreements and Senior Preferred Stock” for additional information;

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

133	Freddie Mac

Table 60 — Contractual Obligations by Year at December 31, 2014

	Total	2015	2016	2017	2018	2019	Thereafter
	(in millions)
Long-term debt(1)	$319,359	$58,841	$72,503	$77,482	$30,850	$30,671	$49,012
Short-term debt(1)	134,670	134,670	—	—	—	—	—
Interest payable(2)	34,124	11,498	4,927	3,535	2,261	1,849	10,054
Other liabilities reflected on our consolidated balance sheet:
Other contractual liabilities(3)(4)	1,756	935	10	8	7	6	790
Purchase obligations:
Purchase commitments(5)	19,764	19,764	—	—	—	—	—
Other purchase obligations(6)	407	119	59	52	50	47	80
Operating lease obligations	29	9	7	4	3	3	3
Total specified contractual obligations	$510,109	$225,836	$77,506	$81,081	$33,171	$32,576	$59,939

(1)	Represents par value. Callable debt is included in this table at its contractual maturity. For additional information about our debt, see “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS.”

(2)
Includes estimated future interest payments on our short-term and long-term debt securities as well as the accrual of periodic cash settlements of derivatives, netted by counterparty. Also includes accrued interest payable recorded on our consolidated balance sheet.

(3)	Includes obligations related to our qualified and non-qualified defined contribution plans, retiree medical plan, and other benefit plans.

(4)
Other contractual liabilities include future cash payments due under our contractual obligations to make delayed equity contributions to LIHTC partnerships and payables to the consolidated trusts established for the administration of cash remittances received related to the underlying assets of Freddie Mac mortgage-related securities.

(5)
Purchase commitments represent our obligations to purchase mortgage loans and mortgage-related securities from third parties, most of which are accounted for as derivatives in accordance with the accounting guidance for derivatives and hedging.

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
Our critical accounting policies and estimates relate to: (a) the single-family allowance for loan losses; (b) fair value measurements; (c) impairment recognition on investments in securities; and (d) our ability to realize net deferred tax assets. For additional information about our critical accounting policies and estimates and other significant accounting policies, as well as recently issued accounting guidance, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”
Single-Family Allowance for Loan Losses
The single-family allowance for loan losses represents an estimate of probable incurred credit losses. The single-family allowance for loan losses pertains to all single-family loans classified as held-for-investment on our consolidated balance sheets.
Determining the appropriateness of the single-family allowance for loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require us to make judgments about matters that are difficult to predict, the most significant of which are the probability of default and loss severity. We regularly evaluate the underlying estimates and models we use when determining the single-family allowance for loan losses and update our assumptions to reflect our historical experience and current view of economic factors. See “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties.”
We believe the level of our single-family allowance for loan losses is appropriate based on internal reviews of the factors and methodologies used. No single statistic or measurement determines the appropriateness of the loan loss reserves. Changes in one or more of the estimates or assumptions used to calculate the single-family allowance for loan losses could have a material impact on the loan loss reserves and provision for credit losses.
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

134	Freddie Mac

output of this model, together with other information such as our expectations with respect to the following: (a) future levels of loan modifications; (b) future loan repurchases by seller/servicers; (c) the adequacy of third-party credit enhancements; (d) the effects of changes in government policies and programs; (e) the effects of macroeconomic variables such as rates of unemployment; and (f) the effects of home price changes on borrower behavior. The inability to realize the benefits of our loss mitigation activities, a lower realized rate of seller/servicer repurchases, declines in home prices, deterioration in the financial condition of our mortgage insurance counterparties, or increases in delinquency rates would cause our losses to be significantly higher than those currently estimated.
Individually impaired single-family loans include loans that have undergone a TDR and are measured for impairment as the excess of our recorded investment in the loan over the present value of the expected future cash flows. Our expectation of future cash flows incorporates many of the judgments indicated above.
Fair Value Measurements
We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or non-recurring basis. Assets and liabilities within our consolidated financial statements measured at fair value include: (a) mortgage-related and non-mortgage related securities; (b) mortgage loans held-for-sale; (c) derivative instruments; (d) certain debt securities of consolidated trusts held by third parties and certain other debt; and (e) REO. The accounting guidance for fair value measurements and disclosures defines fair value, establishes a framework for measuring fair value, and sets forth disclosure requirements regarding fair value measurements. This accounting guidance also establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the assumptions a market participant would use at the measurement date. Fair value measurements under this hierarchy are distinguished among quoted market prices, observable inputs, and unobservable inputs. The measurement of fair value requires management to make judgments and assumptions. The process for determining fair value using unobservable inputs is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. These judgments and assumptions may have a significant effect on our measurements of fair value, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our consolidated statements of comprehensive income and consolidated balance sheets. See “FAIR VALUE HIERARCHY AND VALUATIONS” and “NOTE 16: FAIR VALUE DISCLOSURES” for additional information regarding fair value hierarchy and measurements.
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
Deferred Tax Assets, Net
Deferred tax assets reflect timing differences between the recognition of income/expenses for financial reporting purposes and the recognition of income/expenses for tax reporting purposes. Deferred tax assets are created when: (a) expenses are recognized for financial reporting purposes prior to the corresponding recognition of expenses for tax reporting purposes; and/or (b) income is recognized for tax reporting purposes prior to the corresponding recognition of income for financial reporting purposes. Deferred tax assets are measured using enacted tax rates and are adjusted as required for the effect of changes in tax laws or rates. When a change in tax laws or rates occurs, the effect of the change is included in income in the period that

135	Freddie Mac

includes the enactment date. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character (i.e., ordinary income or capital gains) in the available carryback and carryforward years under the tax law, which would include reversals of existing taxable temporary differences and liabilities associated with unrecognized tax benefits. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that all or part of our tax benefits will not be realized.
On a quarterly basis, we determine whether a valuation allowance is necessary on our net deferred tax asset. In doing so, we consider all evidence available, both positive and negative, in determining whether, based on the weight of the evidence, it is more likely than not that the deferred tax assets will be realized. In conducting our assessment, we evaluate all available objective evidence including, but not limited to: (a) our three-year cumulative income position; (b) the trend of our financial and tax results; (c) the amount of taxable income reported in our federal income tax return; (d) our tax credit carryforward and the length of the carryforward period available to utilize this asset under current tax law; and (e) our access to capital under the agreements associated with conservatorship. Furthermore, we evaluate all available subjective evidence including, but not limited to: (a) difficulty in predicting unsettled circumstances related to the conservatorship; (b) our estimated taxable income; and (c) forecasts of future book and tax income. Our consideration of the evidence requires significant judgment regarding estimates and assumptions that are inherently uncertain, particularly about our future business structure and financial results.
We are not permitted to consider the impacts proposed legislation may have on our business operations or the mortgage industry in our valuation allowance assessment because the timing and certainty of those actions are unknown and beyond our control. On February 2, 2015, the Administration submitted the full year 2016 U.S. budget to Congress. Included within the budget is a proposal to reduce the top U.S. corporate tax rate. If enacted, a reduction in the corporate tax rate would result in a charge representing the reduction in the realizable value of our net deferred tax asset.
RISK MANAGEMENT AND DISCLOSURE COMMITMENTS
In October 2000, we adopted a series of commitments designed to enhance our market discipline, liquidity and capital. In September 2005, we updated these commitments and set forth a process for implementing them. A copy of the written agreement between us and OFHEO dated September 1, 2005 has been filed as an exhibit to our Registration Statement on Form 10, filed with the SEC on July 18, 2008, and is available on the Investor Relations page of our web site at www.freddiemac.com/investors/sec_filings/index.html.
FHFA suspended the disclosure commitments under the September 1, 2005 agreement until further notice, except that: (a) FHFA will continue to monitor our adherence to the substance of the liquidity management and contingency planning commitment through normal supervision activities; and (b) we are required to continue providing interest-rate and credit risk disclosures in our periodic public reports. In January 2015, FHFA suspended the commitment that we provide credit risk disclosures in our periodic public reports.
Our monthly average PMVS results, duration gap, and related disclosures are provided in our Monthly Volume Summary reports, which are available on our web site, www.freddiemac.com and in current reports on Form 8-K we file with the SEC. For disclosures concerning our PMVS and duration gap, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks — PMVS and Duration Gap.”
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest-Rate Risk and Other Market Risks
Our mortgage-related investments portfolio (i.e., mortgage loans and mortgage-related securities), non-mortgage investments, and unsecured debt expose us to interest-rate risk and other market risks, including spread risk, and prepayment risk arising from credit risk primarily from: (a) the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities; and (b) unexpected prepayments or differences in expected cash flows due to default of the underlying borrower or modification of loan terms by the servicer. For a majority of our mortgage-related investments, the mortgage borrower has the option to make unscheduled payments of additional principal or to completely pay off a mortgage loan at any time before its scheduled maturity date (without having to pay a prepayment penalty) or make principal payments in accordance with the contractual obligation. For more information on credit risk, see "MD&A — RISK MANAGEMENT — Credit Risk Overview."
Our credit guarantee activities expose us to interest-rate and other market risks because changes in interest rates can cause fluctuations in the fair value of our existing credit guarantees. We generally do not hedge these changes in fair value except for interest-rate exposure related to buy-ups and float. Float, which arises from timing differences between the borrower's principal payments on the loan and the reduction of the PC balance, can lead to significant interest expense if the interest rate paid to a PC investor is higher than the reinvestment rate earned by the securitization trusts on payments received from borrowers and paid to us as trust management income. Changes in prepayments, defaults, spreads, or unexpected prepayments can adversely affect our earnings and net worth. In addition, these risks could result in realized losses upon the sale of assets. While we manage interest-rate risk, we have limited ability to manage spread risk. We use derivatives as an important part of our strategy to manage interest-rate risk. When deciding to use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty risks, and our overall risk management strategy. See

136	Freddie Mac

“MD&A — RISK MANAGEMENT — Institutional Credit Risk Profile” and “RISK FACTORS” for a discussion of our market risk exposures, including those related to derivatives, institutional counterparties, and other market risks.
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
Annually, the Risk Committee of our Board of Directors establishes certain Board limits for interest-rate risk measures, and if we exceed these limits we are required to notify the Risk Committee and address the limit breach. These limits encompass a range of interest-rate risks that include duration risk, convexity risk, volatility risk, and yield curve risk associated with our use of various financial instruments, including derivatives. Also, on an annual basis, our Enterprise Risk Management division establishes management limits and makes recommendations with respect to the limits to be established at the Board level. These limits are reviewed by our Enterprise Risk Management Committee, which is responsible for reviewing performance as compared to the established limits. The management limits are set at values below those set at the Board level, which is intended to allow us to follow a series of predetermined actions in the event of a breach of the management limits and helps ensure proper oversight to reduce the possibility of exceeding the Board limits.
The principal types of interest-rate risk and other market risks to which we are exposed are described below.
Duration Risk and Convexity Risk
Duration is a measure of a financial instrument’s price sensitivity to a 100 basis point change in interest rates along the yield curve (expressed in percentage terms). Convexity is a measure of how much a financial instrument’s duration changes as interest rates change. Similar to the duration calculation, we compute each instrument’s convexity by applying the shock, both upward and downward, to the LIBOR curve and evaluating the impact on the duration. We are exposed to convexity risk in both our mortgage-related investments portfolio and our callable debt portfolio.
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
Volatility Risk
Volatility risk is the risk that changes in the market’s expectation of the magnitude of future variations in interest rates will affect the fair value of our financial assets and liabilities and ultimately affect our net worth. We are exposed to volatility risk in both our mortgage-related investments portfolio and our callable debt portfolio. We actively manage our volatility risk exposure over a range of interest rate scenarios by using option-based interest-rate derivatives.
Spread Risk
Spread risk is the risk that interest rates in different market sectors will not move in tandem and will adversely affect the fair value of net assets and ultimately adversely affect our net worth. This risk arises principally because the mortgage-related investments generally do not move in tandem with our financial liabilities and derivatives. We are continually exposed to significant spread risk, also referred to as mortgage-to-debt OAS risk, arising from funding mortgage-related investments with debt securities. We also incur spread risk when we use LIBOR- or Treasury-based instruments in our risk management activities.
Model Risk
Models, including mortgage prepayment models, interest rate models, home price models, mortgage default models, and model adjustments based on new information or changes in conditions, are an integral part of our investment framework. As market conditions change rapidly, the assumptions that we use in our models for our sensitivity analyses (including PMVS and duration gap measures) may not keep pace with these market changes. These analyses are not intended to provide precise

137	Freddie Mac

forecasts of the effect a change in market interest rates would have on the estimated fair values of our assets. We manage our model risk by reviewing the performance of our models and making changes to the underlying assumptions or modeling techniques when warranted. Model development and model testing are reviewed and approved independently by our Enterprise Risk Management division. Model performance is also reported regularly through a series of internal management committees. For more information about the risks associated with our use of models, see “MD&A — RISK MANAGEMENT — Operational Risk Profile” and “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties.” Given the importance of models to our investment management practices, model changes undergo a rigorous review process. As a result, it is common for model changes to take several months to complete, which could affect our estimation of risk metrics.
Portfolio Market Value Sensitivity and Measurement of Interest-Rate Risk
PMVS and Duration Gap
Our primary interest-rate risk measures are PMVS and duration gap.
PMVS is an estimate of the change in the market value of our financial assets and liabilities from an instantaneous 50 basis point shock to interest rates, assuming no rebalancing actions are undertaken and assuming the mortgage-to-LIBOR basis does not change. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value to parallel movements in interest rates (PMVS-Level or PMVS-L) and the other to nonparallel movements (PMVS-YC).

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

Duration gap measures the difference in price sensitivity to interest rate changes between our financial assets and liabilities, and is expressed in months relative to the market value of assets. For example, assets with a six month duration and liabilities with a five month duration would result in a positive duration gap of one month. A duration gap of zero implies that the duration of our assets equals the duration of our liabilities. As a result, the change in the value of assets from an instantaneous move in interest rates, either up or down, would be expected to be accompanied by an equal and offsetting change in the value of liabilities, thus leaving the fair value of net assets unchanged. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities which, from a net perspective, implies that the fair value of net assets will increase in value when interest rates fall and decrease in value when interest rates rise. A negative duration gap indicates that the duration of our liabilities exceeds the duration of our assets which, from a net perspective, implies that the fair value of net assets will increase in value when interest rates rise and decrease in value when interest rates fall.

138	Freddie Mac

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

Limitations of Market Risk Measures
Our PMVS and duration gap estimates are determined using models that involve our judgment of interest-rate and prepayment assumptions. While we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. There could be times when we hedge differently than our model estimates during the period (i.e., when we are making changes or market updates to these models). While PMVS and duration gap estimate our exposure to changes in interest rates, they do not capture the potential effect of certain other market risks, such as changes in volatility and spread risk. The effect of these other market risks can be significant.
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
Duration Gap and PMVS Results
The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the years ended December 31, 2014 and 2013. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear.
Our PMVS-L (50 basis points) exposure at December 31, 2014 was $102 million, which decreased compared to December 31, 2013 primarily due to a decrease in our duration exposure. On an average basis for the year ended December 31, 2014, our PMVS-L (50 basis points) was $69 million, primarily resulting from our duration exposure.

139	Freddie Mac

Table 61 — PMVS and Duration Gap Results

				PMVS-YC	PMVS-L
				25 bps	50 bps	100 bps
				(in millions)
Assuming shifts of the LIBOR yield curve:
December 31, 2014				$—	$102	$396
December 31, 2013				$—	$176	$368

	Year Ended December 31,
	2014			2013
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	(0.1)	$14	$69	0.2	$21	$235
Minimum	(2.4)	$—	$—	(1.2)	$—	$—
Maximum	0.7	$65	$509	2.0	$78	$673
Standard deviation	0.4	$14	$79	0.5	$16	$121
Derivatives have historically enabled us to reduce our interest-rate risk exposure, which could have been higher without the use of derivatives. The table below shows that the PMVS-L risk levels for the periods presented would have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(3.1) billion at December 31, 2014, an increase of $1.1 billion from December 31, 2013.
Table 62 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)
At:
December 31, 2014	$3,226	$102	$(3,124)
December 31, 2013	$2,166	$176	$(1,990)
Duration Gap Results
We actively measure and manage our duration gap exposure on a daily basis. In addition to duration gap management, we also measure and manage the price sensitivity of our portfolio to a number of different specific interest rate changes along the yield curve. The price sensitivity of an instrument to specific changes in interest rates is known as the instrument’s key rate duration risk. By managing our duration exposure both in aggregate through duration gap and to specific changes in interest rates through key rate duration, we expect to limit our fair value exposure to interest rate changes for a wide range of interest rate yield curve scenarios. However, hedging our overall duration gap exposure could result in increased volatility in our financial results, as our derivatives and several types of our financial assets are measured at fair value, while our financial liabilities are generally not measured at fair value. Our average duration gap, rounded to the nearest month, for the months of December 2014 and 2013 was zero months in both periods. Our average duration gap, rounded to the nearest month, during the years ended December 31, 2014 and 2013 was zero months in both periods.
The disclosure in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

140	Freddie Mac

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

141	Freddie Mac

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Freddie Mac
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Freddie Mac, a stockholder-owned government sponsored enterprise, and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to disclosure controls and procedures that do not provide adequate mechanisms for information known to the Federal Housing Finance Agency (“FHFA”) that may have financial statement disclosure ramifications to be communicated to management of Freddie Mac existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 19, 2015

142	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in millions, except share-related amounts)
Interest income
Mortgage loans:
Held by consolidated trusts	$57,036	$57,189	$65,089
Unsecuritized	6,569	7,694	8,960
Total mortgage loans	63,605	64,883	74,049
Investments in securities	5,843	7,768	10,583
Other	32	51	86
Total interest income	69,480	72,702	84,718
Interest expense
Debt securities of consolidated trusts	(48,003)	(47,350)	(56,109)
Other debt:
Short-term debt	(145)	(178)	(176)
Long-term debt	(6,768)	(8,251)	(10,217)
Total interest expense	(54,916)	(55,779)	(66,502)
Expense related to derivatives	(301)	(455)	(605)
Net interest income	14,263	16,468	17,611
(Provision) benefit for credit losses	(58)	2,465	(1,890)
Net interest income after (provision) benefit for credit losses	14,205	18,933	15,721
Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(451)	314	(58)
Gains (losses) on retirement of other debt	29	132	(77)
Derivative gains (losses)	(8,291)	2,632	(2,448)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(860)	(763)	(1,236)
Portion of other-than-temporary impairment recognized in AOCI	(78)	(747)	(932)
Net impairment of available-for-sale securities recognized in earnings	(938)	(1,510)	(2,168)
Other gains (losses) on investment securities recognized in earnings	1,494	301	(1,522)
Other income (loss)	8,044	6,650	2,190
Non-interest income (loss)	(113)	8,519	(4,083)
Non-interest expense
Salaries and employee benefits	(914)	(833)	(810)
Professional services	(527)	(543)	(361)
Occupancy expense	(58)	(54)	(57)
Other administrative expense	(382)	(375)	(333)
Total administrative expense	(1,881)	(1,805)	(1,561)
Real estate owned operations (expense) income	(196)	140	(59)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(775)	(533)	(108)
Other (expense) income	(238)	109	(465)
Non-interest expense	(3,090)	(2,089)	(2,193)
Income before income tax (expense) benefit	11,002	25,363	9,445
Income tax (expense) benefit	(3,312)	23,305	1,537
Net income	7,690	48,668	10,982
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	1,584	2,406	4,769
Changes in unrealized gains (losses) related to cash flow hedge relationships	197	316	414
Changes in defined benefit plans	(45)	210	(126)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	1,736	2,932	5,057
Comprehensive income	$9,426	$51,600	$16,039
Net income	$7,690	$48,668	$10,982
Undistributed net worth sweep and senior preferred stock dividends	(10,026)	(52,199)	(13,056)
Net income (loss) attributable to common stockholders	$(2,336)	$(3,531)	$(2,074)
Net income (loss) per common share — basic and diluted	$(0.72)	$(1.09)	$(0.64)
Weighted average common shares outstanding (in millions) — basic and diluted	3,236	3,238	3,240
The accompanying notes are an integral part of these consolidated financial statements.

143	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(in millions, except share-related amounts)
Assets
Cash and cash equivalents (includes $2 and $1, respectively, related to our consolidated VIEs)	$10,928	$11,281
Restricted cash and cash equivalents (includes $8,532 and $12,193, respectively, related to our consolidated VIEs)	8,535	12,265
Federal funds sold and securities purchased under agreements to resell (includes $13,500 and $3,150, respectively, related to our consolidated VIEs)	51,903	62,383
Investments in securities:
Available-for-sale, at fair value (includes $9 and $70, respectively, pledged as collateral that may be repledged)	106,550	128,919
Trading, at fair value (includes $1,884 and $365, respectively, pledged as collateral that may be repledged)	30,437	23,404
Total investments in securities	136,987	152,323
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $2,884 and $3,006, respectively)	1,558,094	1,529,905
Unsecuritized (net of allowances for loan losses of $18,877 and $21,612, respectively)	130,118	146,158
Total held-for-investment mortgage loans, net	1,688,212	1,676,063
Held-for-sale, at lower-of-cost-or-fair-value (includes $12,130 and $8,727 at fair value, respectively)	12,368	8,727
Total mortgage loans, net	1,700,580	1,684,790
Accrued interest receivable (includes $5,124 and $5,111, respectively, related to our consolidated VIEs)	6,034	6,150
Derivative assets, net	822	1,063
Real estate owned, net (includes $44 and $49, respectively, related to our consolidated VIEs)	2,558	4,551
Deferred tax assets, net	19,498	22,716
Other assets (Note 19) (includes $2,596 and $2,172, respectively, related to our consolidated VIEs)	7,694	8,539
Total assets	$1,945,539	$1,966,061
Liabilities and equity
Liabilities
Accrued interest payable (includes $4,702 and $4,702, respectively, related to our consolidated VIEs)	$6,325	$6,803
Debt, net:
Debt securities of consolidated trusts held by third parties (includes $42 and $59 at fair value, respectively)	1,479,473	1,433,984
Other debt (includes $5,820 and $2,683 at fair value, respectively)	450,069	506,767
Total debt, net	1,929,542	1,940,751
Derivative liabilities, net	1,963	180
Other liabilities (Note 19) (includes $1 and $6, respectively, related to our consolidated VIEs)	5,058	5,492
Total liabilities	1,942,888	1,953,226
Commitments and contingencies (Notes 9, 14, and 17)
Equity
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,043,899 shares and 650,039,533 shares outstanding, respectively	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(81,639)	(69,719)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $839 and ($1,100), respectively, related to net unrealized gains (losses) on securities for which other-than-temporary impairment has been recognized in earnings)	2,546	962
Cash flow hedge relationships	(803)	(1,000)
Defined benefit plans	(13)	32
Total AOCI, net of taxes	1,730	(6)
Treasury stock, at cost, 75,819,987 shares and 75,824,353 shares, respectively	(3,885)	(3,885)
Total equity (See NOTE 11: STOCKHOLDERS’ EQUITY for information on our dividend obligation to Treasury)	2,651	12,835
Total liabilities and equity	$1,945,539	$1,966,061
The accompanying notes are an integral part of these consolidated financial statements.

144	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY

	Shares Outstanding			Senior Preferred Stock, at Redemption Value	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
	Senior Preferred Stock	Preferred Stock	Common Stock
	(in millions)
Balance as of December 31, 2011	1	464	650	$72,171	$14,109	$—	$3	$(74,525)	$(7,995)	$(3,909)	$(146)
Comprehensive income:
Net income	—	—	—	—	—	—	—	10,982	—	—	10,982
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	5,057	—	5,057
Comprehensive income	—	—	—	—	—	—	—	10,982	5,057	—	16,039
Increase in liquidation preference	—	—	—	165	—	—	—	—	—	—	165
Stock-based compensation	—	—	—	—	—	—	2	—	—	—	2
Income tax benefit from stock-based compensation	—	—	—	—	—	—	1	—	—	—	1
Common stock issuances	—	—	—	—	—	—	(24)	—	—	24	—
Transfer from retained earnings (accumulated deficit) to additional paid-in capital	—	—	—	—	—	—	19	(19)	—	—	—
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(7,233)	—	—	(7,233)
Dividend equivalent payments on expired stock options	—	—	—	—	—	—	—	(1)	—	—	(1)
Ending balance as of December 31, 2012	1	464	650	$72,336	$14,109	$—	$1	$(70,796)	$(2,938)	$(3,885)	$8,827
Balance as of December 31, 2012	1	464	650	$72,336	$14,109	$—	$1	$(70,796)	$(2,938)	$(3,885)	$8,827
Comprehensive income:
Net income	—	—	—	—	—	—	—	48,668	—	—	48,668
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	2,932	—	2,932
Comprehensive income	—	—	—	—	—	—	—	48,668	2,932	—	51,600
Common stock issuances	—	—	—	—	—	—	(1)	—	—	—	(1)
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(47,591)	—	—	(47,591)
Ending balance at December 31, 2013	1	464	650	$72,336	$14,109	$—	$—	$(69,719)	$(6)	$(3,885)	$12,835
Balance as of December 31, 2013	1	464	650	$72,336	$14,109	$—	$—	$(69,719)	$(6)	$(3,885)	$12,835
Comprehensive income:
Net income	—	—	—	—	—	—	—	7,690	—	—	7,690
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	1,736	—	1,736
Comprehensive income	—	—	—	—	—	—	—	7,690	1,736	—	9,426
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(19,610)	—	—	(19,610)
Ending balance at December 31, 2014	1	464	650	$72,336	$14,109	$—	$—	$(81,639)	$1,730	$(3,885)	$2,651
The accompanying notes are an integral part of these consolidated financial statements.

145	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Cash flows from operating activities
Net income	$7,690	$48,668	$10,982
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative losses (gains)	5,652	(6,097)	(1,350)
Asset related amortization — premiums, discounts, and basis adjustments	3,518	4,627	4,624
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(5,368)	(6,779)	(5,782)
Losses (gains) on extinguishment of debt securities of consolidated trusts and other debt	422	(446)	135
Provision (benefit) for credit losses	58	(2,465)	1,890
(Gains) losses on investment activity	(1,287)	1,545	2,680
Deferred income tax expense (benefit)	2,284	(23,422)	3
Purchases of held-for-sale mortgage loans	(24,593)	(23,103)	(25,340)
Sales of mortgage loans acquired as held-for-sale	21,995	28,123	21,764
Repayments of mortgage loans acquired as held-for-sale	67	167	59
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(932)	(1,302)	(1,269)
Change in:
Accrued interest receivable	116	725	1,187
Accrued interest payable	(440)	(849)	(1,094)
Income taxes receivable	268	117	(1,523)
Other, net	(565)	(2,957)	(1,722)
Net cash provided by operating activities	8,885	16,552	5,244
Cash flows from investing activities
Purchases of trading securities	(42,477)	(53,753)	(33,880)
Proceeds from sales of trading securities	18,513	57,380	17,641
Proceeds from maturities of trading securities	17,118	12,542	31,106
Purchases of available-for-sale securities	(25,290)	(9,681)	(3,252)
Proceeds from sales of available-for-sale securities	32,062	24,675	1,729
Proceeds from maturities of available-for-sale securities	20,734	33,630	38,517
Purchases of held-for-investment mortgage loans	(75,298)	(79,028)	(79,492)
Proceeds from sales of mortgage loans acquired as held-for-investment	454	196	5
Repayments of mortgage loans acquired as held-for-investment	241,552	410,455	522,242
Decrease in restricted cash	3,730	2,327	13,471
Net proceeds from dispositions of real estate owned and other recoveries	7,712	11,274	11,265
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	10,480	(24,820)	(25,519)
Derivative premiums and terminations and swap collateral, net	(3,888)	6,062	569
Other investing activities, net	(134)	—	—
Net cash provided by investing activities	205,268	391,259	494,402
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	124,887	113,841	95,601
Repayments of debt securities of consolidated trusts held by third parties	(262,920)	(430,118)	(494,275)
Proceeds from issuance of other debt	451,854	701,342	718,731
Repayments of other debt	(508,710)	(742,510)	(832,552)
Increase in liquidation preference of senior preferred stock	—	—	165
Payment of cash dividends on senior preferred stock	(19,610)	(47,591)	(7,233)
Other financing activities, net	(7)	(7)	(12)
Net cash used in financing activities	(214,506)	(405,043)	(519,575)
Net (decrease) increase in cash and cash equivalents	(353)	2,768	(19,929)
Cash and cash equivalents at beginning of year	11,281	8,513	28,442
Cash and cash equivalents at end of year	$10,928	$11,281	$8,513

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$62,257	$65,614	75,328
Net cash settlement on interest rate swaps	2,537	3,701	4,044
Income taxes	760	—	(18)
Non-cash investing and financing activities (Notes 3, 4, 6 and 7)

The accompanying notes are an integral part of these consolidated financial statements.

146	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, the CFPB and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS.”
We perform our mission by participating in the secondary mortgage market. Our participation in the secondary mortgage market includes providing our credit guarantee for mortgages originated by mortgage lenders in the primary mortgage market and investing in mortgage loans and mortgage-related securities. We do not participate directly in the primary mortgage market.
We have three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase and guarantee single-family mortgage loans originated by our seller/servicers in the primary mortgage market and we manage our seriously delinquent loans. In most instances, we use the mortgage securitization process to package the loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees. Our Investments segment reflects results from three primary activities: (a) managing the company’s mortgage-related investments portfolio, excluding Multifamily segment investments and single-family seriously delinquent loans; (b) managing the treasury function for the entire company, including funding and liquidity; and (c) managing interest-rate risk for the entire company. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans. Our Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, our primary business model is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. See “NOTE 13: SEGMENT REPORTING” for additional information.
Our primary business objectives are: (a) to support U.S. homeowners and renters by maintaining mortgage availability even when other sources of financing are scarce and by providing struggling homeowners with alternatives that allow them to stay in their homes or avoid foreclosure; (b) to reduce taxpayer exposure to losses by increasing the role of private capital in the mortgage market and reducing our overall risk profile; (c) to build a commercially strong and efficient business enterprise to succeed in a to-be-determined “future state;" and (d) to support and improve the secondary mortgage market. For information regarding our objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives.”
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
We evaluate the materiality of identified errors in the financial statements using both an income statement, or “rollover,” and a balance sheet, or “iron curtain,” approach, based on relevant quantitative and qualitative factors. Net income includes certain adjustments to correct immaterial errors related to previously reported periods.
Beginning in the first quarter of 2014, we reclassified net discounts paid on retirements of other debt and net premiums received from issuance of debt securities of consolidated trusts and other debt from cash flows from operating activities to cash flows from financing activities on our consolidated statements of cash flows. This reclassification resulted in a decrease of $2.0 billion and $3.2 billion to net cash provided by operating activities, and an increase of $2.0 billion and $3.2 billion to net cash used in financing activities for 2013 and 2012, respectively.
Use of Estimates
The preparation of financial statements requires us to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (b) the reported amounts of revenues and expenses and gains and losses during the reporting period. Management has made significant estimates in preparing the financial statements for establishing the allowance for loan losses and reserve for guarantee losses, valuing financial instruments and other assets and liabilities, assessing impairments on investments, and assessing our ability to realize net deferred tax assets. Actual results could be different from these estimates.

147	Freddie Mac

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
We use securitization trusts, which are VIEs, in our securities issuance process. We are the primary beneficiary of trusts that issue our single-family PCs and certain Other Guarantee Transactions. See “NOTE 3: VARIABLE INTEREST ENTITIES” for more information. When we transfer assets into a VIE that we consolidate at the time of the transfer (or shortly thereafter), we recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if they had not been transferred, and no gain or loss is recognized on these transfers. For all other VIEs that we consolidate, we recognize the assets and liabilities of the VIE at fair value, and we recognize a gain or loss for the difference between: (a) the sum of the fair value of the consideration paid, the fair value of any noncontrolling interests held by third parties and the reported amount of any previously held interests; and (b) the net amount, measured on a fair value basis, of the assets and liabilities consolidated.
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
Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities
Overview
When we securitize mortgages that we purchase, we issue mortgage-related securities such as PCs that can be sold to investors or held by us. We issue mortgage-related securities in the form of PCs, REMICs and Other Structured Securities, and Other Guarantee Transactions. Guarantor swaps are transactions where financial institutions exchange mortgage loans for PCs backed by these mortgage loans. Multilender swaps are similar to guarantor swaps, except that the formed PC pools include loans that are contributed by more than one party. We issue PCs through various swap-based exchanges significantly more often than through cash-based transfers. We issue REMICs and Other Structured Securities in transactions in which securities dealers or investors sell us mortgage-related assets in exchange for REMICs and Other Structured Securities. We also issue Other Guarantee Transactions to third parties in exchange for non-Freddie Mac mortgage-related securities.
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

148	Freddie Mac

In return for providing our guarantee of the payment of principal and interest, we earn a management and guarantee fee that is paid to us over the life of an issued PC, representing a portion of the interest collected on the underlying loans.
PC Trusts
We are the primary beneficiary of securitization trusts that issue our single-family PCs and therefore consolidate the assets and liabilities of these trusts at either their: (a) carrying value, if the underlying assets are contributed by us to the trust; or (b) fair value, for those securitization trusts established for our guarantor swap program. Mortgage loans underlying our issued single-family PCs are recognized on our consolidated balance sheets as mortgage loans held-for-investment by consolidated trusts, at amortized cost. The corresponding single-family PCs held by third parties are recognized on our consolidated balance sheets as debt securities of consolidated trusts held by third parties. Refer to “Mortgage Loans” and “Debt Securities Issued” below for further information on the subsequent accounting treatment of these assets and liabilities, respectively.
REMICs and Other Structured Securities
Our single-family REMICs and Other Structured Securities use resecuritization trusts and represent beneficial interests in groups of PCs and other types of mortgage-related assets. We create these securities primarily by using PCs or previously issued REMICs and Other Structured Securities as collateral. Similar to our PCs, we guarantee the payment of principal and interest to the holders of the tranches of our REMICs and Other Structured Securities. However, for REMICs and Other Structured Securities where we have already guaranteed the underlying assets, there is no incremental exposure to credit loss assumed by us.
With respect to the resecuritization trusts used for our single-family REMICs and Other Structured Securities whose underlying assets are PCs or previously issued REMICs and Other Structured Securities, we do not have rights to receive benefits or obligations to absorb losses that could potentially be significant to the trusts because we have already provided a guarantee on the underlying assets. Additionally, our involvement with these trusts does not provide us with any power that would enable us to direct the significant economic activities of these entities. Although we may be exposed to prepayment risk through our ownership of the securities issued by these trusts, we do not have the ability through our involvement with the trust to affect the economic risks to which we are exposed. As a result, we are not the primary beneficiary of, and therefore do not consolidate, the resecuritization trusts used for REMICs and Other Structured Securities whose underlying assets are PCs or previously issued REMICs and Other Structured Securities, unless we hold substantially all of the outstanding beneficial interests that have been issued by the trust.
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
Our multifamily Other Structured Securities use securitization trusts that meet the definition of a VIE. Our multifamily Other Structured Securities typically involve our acquisition of tax-exempt multifamily housing revenue bonds, placement of those bonds in a securitization trust, and issuance of tax-exempt senior certificates as well as subordinate certificates that provide structural credit protection. The housing revenue bonds are collateralized by low- and moderate-income multifamily housing developments. We guarantee the principal and interest on the senior certificates and, because the underlying collateral is not already guaranteed by us, we receive a management and guarantee fee.
Our involvement with the securitization trusts used for our multifamily Other Structured Securities whose underlying assets are multifamily housing revenue bonds does not provide us with power that would enable us to direct the significant economic activities of these entities. As a result, we are not the primary beneficiary of, and therefore do not consolidate, these entities.
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

149	Freddie Mac

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
Our primary Other Guarantee Transactions are issuances of multifamily K Certificates. In substantially all of these transactions, we guarantee only the most senior tranches of the securities and our initial involvement with the trusts that issue the K Certificates does not provide us with any power that would enable us to direct the significant economic activities of these entities. As a result, we are not the primary beneficiary of, and therefore do not consolidate, these trusts when K Certificates are initially issued. To the extent that our involvement with the trusts changes, we evaluate whether we have become the primary beneficiary.
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

150	Freddie Mac

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
Other Guarantee Commitments
In certain circumstances, we also provide a guarantee of mortgage-related assets held by third parties, in exchange for a guarantee fee, without securitizing those assets. For example, we provide long-term standby commitments to certain of our single-family customers, which obligate us to purchase seriously delinquent loans that are covered by those commitments. We also provide guarantee commitments on multifamily housing revenue bonds that were issued by HFAs as well as guarantees under the TCLFP on securities backed by HFA bonds.
Cash and Cash Equivalents
Highly liquid investment securities that have an original maturity of three months or less are accounted for as cash equivalents. In addition, cash collateral that we have the right to use for general corporate purposes and that we obtain from counterparties to derivative contracts is recorded as cash and cash equivalents.
Restricted Cash and Cash Equivalents
Cash collateral accepted from counterparties that we do not have the right to use for general corporate purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes cash remittances received on the underlying assets of our consolidated trusts, which are deposited into a separate custodial account. We invest the cash held in the custodial account in short-term investments and are entitled to the interest income earned on these short-term investments, which is recorded as interest income, other on our consolidated statements of comprehensive income.
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
Cash flows related to mortgage loans originally classified as held-for-investment are classified as either investing activities (e.g., principal repayments) or operating activities (e.g., interest payments received from borrowers included within net income (loss)). Cash flows related to mortgage loans originally classified as held-for-sale are classified in operating activities.
Non-Accrual Loans
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

151	Freddie Mac

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
We estimate credit losses related to homogeneous pools of loans in accordance with the accounting guidance for contingencies. Accordingly, we maintain an allowance for loan losses on mortgage loans held-for-investment when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Loans that we evaluate for individual impairment are measured in accordance with the accounting guidance for receivables. For more information, refer to “Impaired Loans” below.
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
We estimate loan loss reserves on homogeneous pools of single-family loans using a statistically based model that evaluates a variety of factors affecting collectability. The homogeneous pools of single-family mortgage loans are determined based on common underlying characteristics, including estimated current LTV ratios, trends in home prices, loan product type, and geographic region. In determining the loan loss reserves for single-family loans at the balance sheet date, we evaluate key inputs and factors including, but not limited to:

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

•	expected repurchases of mortgage loans by seller/servicers;

•	counterparty credit of mortgage insurers and seller/servicers;

•	pre-foreclosure real estate taxes and insurance;

•	estimated selling costs should the underlying property ultimately be sold; and

•	trends in the timing of foreclosures.

152	Freddie Mac

For additional information on estimated current LTV ratios and single-family loan loss reserves, see “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Quality of Mortgage Loans.”
We rely upon third-parties to provide primary servicing for the performing and non-performing loan portfolios. At loan delivery, the seller provides us with the loan data, which includes loan characteristics and underwriting information. Each month, the servicers provide us with monthly loan level servicing data, including delinquency and loss information.
Certain loan servicing data is reported to us on a real-time basis, such as loan pay-offs and foreclosure events. However, certain monthly servicing data, including delinquency status, is delivered on a one-month delay. For example, December loan delinquency data delivered to us at the end of December or beginning of January reflects the loan delinquency status related to the December 1 payment cycle. We incorporate the delinquency status data into our allowance for loan loss calculation generally without adjustment for the one-month delay.
Our single-family loan loss reserve default models are estimated based on 12 months of actual loan performance data, including loan status and delinquency data reported by our servicers. The loan performance data provides a loan level history of delinquency, foreclosures, foreclosure alternatives and modifications. Our single-family loan loss reserve severity is based on the repeat housing sales index and actual REO dispositions, short sale and third-party values that incorporates the most recent: (a) six months of sales experience realized on our distressed property dispositions; and (b) twelve months of pre-foreclosure expenses on our distressed properties including REO, short sales, and third-party sales. Our single-family loan loss severity estimate also captures current business area practices and expectations about recoveries from mortgage insurance or due to seller/servicer repurchases. We use historical trends in home prices in our single-family loan loss reserve process, primarily through the use of estimated current total LTV ratios in our default models and through the use of recent home price sales experience in our severity estimate. However, we do not use a forecast of trends in home prices in our single-family loan loss reserve process. See endnote (1) to “Table 4.2 — Recorded Investment of Held-for-Investment Mortgage Loans, by LTV Ratio” for more information about the repeat housing sales index.
Our loan loss reserves reflect our best current estimates of incurred losses. Our loan loss reserve estimate includes projections related to loss mitigation activities, including loan modifications for troubled borrowers, and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of the loan origination. These projections are based on our recent historical experience and current business practices and require significant management judgment. We monitor our projections of recoveries through seller/servicer repurchases to ensure that these projections are reasonable and consistent with our assessment of the credit capacity of our seller/servicer counterparties. For loans where foreclosure is probable, impairment is measured based upon an estimate of the fair value of the underlying collateral less estimated disposition costs. Our estimate also considers the effect of historical home price changes on borrower behavior.
Our reserve estimate also reflects our best projection of defaults we believe are likely to occur as a result of loss events that have occurred through December 31, 2014 and 2013, respectively. However, fluctuations in the U.S. housing market, the uncertainty in other macroeconomic factors, and variations in success rates of modification efforts under HAMP and other loan workout programs, make estimating loss events inherently imprecise.
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
We apply proceeds from primary mortgage insurance that is contractually attached to a loan and from other credit enhancements, including repurchase recoveries, entered into contemporaneously with and in contemplation of a guarantee or loan purchase transaction, as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds received in excess of our recorded investment in charged-off loans are recorded as a decrease to REO operations expense in our consolidated statements of comprehensive income. We record receivables for proceeds from primary mortgage insurance and other credit enhancements, including repurchase recoveries, when the proceeds are estimable and collectability is reasonably assured. We generally accrue receivables for primary mortgage insurance, pool insurance, and most other types of credit enhancements at the time of final disposition of the loan as we have a history of collection of these types of recoveries and the amounts are estimable based on the contractual terms of the agreements. However, due to the uncertainty of the timing and amount of collections of repurchase recoveries, we generally do not accrue receivables for repurchase recoveries and instead record repurchase recoveries received on a cash basis.
Multifamily Loans
For multifamily loans identified as impaired, we individually determine the loan loss reserves. Refer to “Impaired Loans” below for further discussion on individually impaired multifamily loans. Multifamily loans evaluated collectively for impairment are aggregated into book year vintages and measured by benchmarking published historical commercial mortgage

153	Freddie Mac

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
Single-Family Loans
Individually impaired single-family loans primarily include loans that have undergone a TDR. These loans are measured individually for impairment as discussed below in "Troubled Debt Restructurings." If we determine that foreclosure on the underlying collateral is probable, we measure impairment based upon the fair value of the collateral, as reduced by estimated disposition costs and adjusted for estimated proceeds from insurance and similar sources.
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
Multifamily loans are generally measured individually for impairment based on the fair value of the underlying collateral, as reduced by estimated disposition costs, as the repayment of these loans is generally provided from the cash flows of the underlying collateral and any associated credit-enhancement. Except for cases of fraud and certain other types of borrower defaults, most multifamily loans are non-recourse to the borrower. As a result, the cash flows of the underlying property (including any associated credit enhancements) serve as the source of funds for repayment of the loan. Interest income recognition on multifamily impaired loans is subject to our non-accrual policy as discussed in “Mortgage Loans — Non-Accrual Loans.”
Troubled Debt Restructurings
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
Impairment of a loan having undergone a TDR is generally measured as the excess of our recorded investment in the loan over the present value of the expected future cash flows, discounted at the loan’s original effective interest rate for fixed-rate loans or at the loan’s effective interest rate prior to the restructuring for ARM loans. Our expectation of future cash flows incorporates, among other items, an estimated probability of default which is based on a number of market factors as well as the characteristics of the loan, such as past due status. Subsequent to the restructuring date, interest income is recognized at the modified interest rate, subject to our non-accrual policy as discussed in “Mortgage Loans — Non-Accrual Loans” above, with all other changes in the present value of expected future cash flows being recognized as a component of the provision for credit losses in our consolidated statements of comprehensive income.
Investments in Securities
Investments in securities consist primarily of mortgage-related securities. We classify securities as “available-for-sale” or “trading.” As of December 31, 2014 and 2013, we did not classify any securities as “held-to-maturity,” although we may elect to do so in the future. Securities classified as available-for-sale and trading are reported at fair value with changes in fair value included in AOCI and other gains (losses) on investment securities recognized in earnings, respectively. See “NOTE 16: FAIR VALUE DISCLOSURES” for more information on how we determine the fair value of securities.
We elected the fair value option for certain available-for-sale mortgage-related securities, including investments in securities that: (a) can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our initial recorded investment; or (b) are not of high credit quality at the acquisition date and are identified as within the scope

154	Freddie Mac

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
For securities classified as trading or available-for-sale, we classify the cash flows as investing activities because we hold these securities for investment purposes. In cases where the transfer of available-for-sale securities represents a secured borrowing, we classify the related cash flows as financing activities.
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

155	Freddie Mac

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
When we repurchase or call outstanding debt securities, we recognize a gain or loss related to the difference between the amount paid to redeem the debt security and the carrying value in earnings as a component of gains (losses) on retirement of other debt. Contemporaneous transfers of cash between us and a creditor in connection with the issuance of a new debt security and satisfaction of an existing debt security are accounted for as either an extinguishment or a modification of an existing debt security. If the debt securities have substantially different terms, the transaction is accounted for as an extinguishment of the existing debt security. The issuance of a new debt security is recorded at fair value, fees paid to the creditor are expensed as incurred and fees paid to third parties are deferred and amortized into interest expense over the life of the new debt security using the effective interest method. If the terms of the existing debt security and the new debt security are not substantially different, the transaction is accounted for as a modification of the existing debt. Fees paid to the creditor are deferred and amortized into interest expense over the life of the modified unsecured debt security using the effective interest method and fees paid to third parties are expensed as incurred.
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
At December 31, 2014 and 2013, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately.
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
REO
REO is initially recorded at fair value less costs to sell and is subsequently carried at the lower of cost or fair value less costs to sell. When we acquire REO, losses arise when the recorded investment in the loan (including accrued interest) exceeds the fair value of the foreclosed property, net of estimated costs to sell and expected recoveries through credit enhancements. Losses are charged off against the allowance for loan losses at the time of REO acquisition. REO gains arise and are recognized

156	Freddie Mac

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
Basic earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding for the period. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement. These shares are included since the warrant is unconditionally exercisable by the holder at a minimal cost. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for further information.
Diluted earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding during the period adjusted for the dilutive effect of common equivalent shares outstanding. For periods with net income attributable to common stockholders, the calculation includes the effect of the

157	Freddie Mac

following common stock equivalent shares outstanding: (a) weighted average shares related to stock options if the average market price during the period exceeds the exercise price; and (b) the weighted-average of unvested restricted stock units. During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect. See “NOTE 11: STOCKHOLDERS’ EQUITY — Stock-Based Compensation” for additional information on our earnings-per-share calculation.
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
Recent Accounting Guidance
The following table provides a brief description of recent accounting pronouncements that could affect our financial statements.

Standard	Description	Date of Adoption	Effect on the financial statements
Recently Adopted Accounting Guidance
ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (Topic 323)	The amendment permits entities to elect to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.	January 1, 2014	The adoption of this amendment did not have a material impact on our consolidated financial statements.
ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820)
This amendment provided: (a) clarification about the application of existing fair value measurement and disclosure requirements; and (b) changes to the guidance for measuring fair value and disclosing information about fair value measurements.
		January 1, 2012	The adoption of this amendment did not have a material impact on our consolidated financial statements.
ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Topic 860)
This amendment removed the criterion related to collateral maintenance from the transferor’s assessment of effective control. It focuses the assessment of effective control on the transferor’s rights and obligations with respect to the transferred financial assets and not whether the transferor has the practical ability to perform in accordance with those rights or obligations.
		January 1, 2012	The adoption of this amendment did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Guidance, Not Yet Adopted Within our Consolidated Financial Statements
ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310)
The amendment clarifies that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
		January 1, 2015	We do not expect that the adoption of this amendment will have a material impact on our consolidated financial statements.
ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860)
The amendment requires repurchase-to-maturity transactions to be accounted for as secured borrowings and requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty.
		January 1, 2015	We do not expect that the adoption of this amendment will have a material impact on our consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services.
		January 1, 2017	We are evaluating the impact that the adoption of this amendment will have on our consolidated financial statements
ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (Topic 310)
The amendment requires that a mortgage loan be de-recognized and a separate receivable be recognized upon foreclosure if certain conditions are met. If those conditions are met and such a receivable is recognized, the receivable should be measured based on the amount of principal and interest related to the loan expected to be recovered from the guarantor.
		January 1, 2015	We do not expect that the adoption of this amendment will have a material impact on our consolidated financial statements.

158	Freddie Mac

NOTE 2: CONSERVATORSHIP AND RELATED MATTERS
Business Objectives
We operate under the conservatorship that commenced on September 6, 2008, conducting our business under the direction of FHFA, as our Conservator. The conservatorship and related matters continue to have wide-ranging effects on us, including on our management, business activities, financial condition and results of operations. Upon its appointment, FHFA, as Conservator, immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director thereof, with respect to the company and its assets. The Conservator also succeeded to the title to all books, records, and assets of Freddie Mac held by any other legal custodian or third party. The Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, business operations so that the company can continue to operate in the ordinary course. The directors serve on behalf of, and exercise authority as directed by, the Conservator.
We are also subject to certain constraints on our business activities under the Purchase Agreement. However, we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent.
Our current business objectives reflect direction we have received from the Conservator (including the Conservatorship Scorecards). At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives but may not contribute to our profitability. Certain of these objectives are intended to help homeowners and the mortgage market and may help to mitigate future credit losses. Some of these initiatives impact our near- and long-term financial results. Given our public mission and the important role the Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions, we may be required to take actions that could have a negative impact on our business, operating results or financial condition, and thus contribute to a need for additional draws under the Purchase Agreement.
In May 2014, FHFA issued its 2014 Strategic Plan, which updated FHFA's vision for implementing its obligations as Conservator of Freddie Mac and Fannie Mae and established three reformulated strategic goals. FHFA has also issued its Conservatorship Scorecards for 2014 and 2015. The Conservatorship Scorecards establish objectives and performance targets and measures for Freddie Mac and Fannie Mae (the “Enterprises”) related to the strategic goals set forth in the Strategic Plan.
The 2014 Strategic Plan established three reformulated strategic goals for the conservatorships of Freddie Mac and Fannie Mae:

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
As part of the first goal, the 2014 Strategic Plan describes various steps related to increasing access to mortgage credit for credit-worthy borrowers. The 2014 Strategic Plan provides for the Enterprises to continue to play an ongoing role in supporting multifamily housing needs, particularly for low-income households. The plan states that FHFA will continue to impose a production cap on Freddie Mac’s and Fannie Mae’s multifamily businesses.
The second goal focuses on ways to transfer risk to private market participants and away from the Enterprises in a responsible way that does not reduce liquidity or adversely impact the availability of mortgage credit. The second goal provides for us to increase the use of single-family credit risk transfer transactions, continue using credit risk transfer transactions in the multifamily business and continue shrinking our mortgage-related investments portfolio consistent with the requirements in the Purchase Agreement, with a focus on selling less liquid assets.
The third goal includes the continued development of the Common Securitization Platform. FHFA refined the scope of this project to focus on making the new shared system operational for Freddie Mac’s and Fannie Mae’s existing single-family securitization activities. The third goal also provides for the Enterprises to work towards the development of a single (common) security.
We continue to align our resources and internal business plans to meet the goals and objectives provided to us by FHFA.
As a result of the net worth sweep dividend provisions of the senior preferred stock, we cannot retain capital from the earnings generated by our business operations or return capital to stockholders other than Treasury, the holder of our senior preferred stock. Our future is uncertain, and the conservatorship has no specified termination date. We do not know what changes may occur to our business model during or following conservatorship, including whether we will continue to exist. We are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near term. Our future structure and role will be determined by the Administration and Congress, and there are likely to be significant changes beyond the near term. We have no ability to predict the outcome of these deliberations.

159	Freddie Mac

Purchase Agreement and Warrant
Overview
On September 7, 2008, we, through FHFA, in its capacity as Conservator, entered into the Purchase Agreement with Treasury. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, and August 17, 2012. The amount of available funding remaining under the Purchase Agreement was $140.5 billion as of December 31, 2014. This amount will be reduced by any future draws.
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
For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as: (a) the total assets of Freddie Mac (excluding Treasury’s commitment and any unfunded amounts thereof), less; (b) our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. The applicable Capital Reserve Amount was $2.4 billion for 2014, will be $1.8 billion for 2015, and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero. The amounts payable for dividends on the senior preferred stock could be substantial and will have an adverse impact on our financial position and net worth. To the extent we draw on Treasury’s funding commitment, the liquidation preference of the senior preferred stock is increased by the amount of funds we receive. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock.
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
The Purchase Agreement has an indefinite term and can terminate only in limited circumstances, which do not include the end of the conservatorship. The Purchase Agreement therefore could continue after the conservatorship ends. However, Treasury's consent is required for a termination of conservatorship other than in connection with receivership. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028.

160	Freddie Mac

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

161	Freddie Mac

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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio
For purposes of the limit imposed by the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio could not exceed $470 billion at December 31, 2014 and was $408 billion at that date. Our 2014 Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement (subject to certain exceptions). The annual 15% reduction in our mortgage-related investments portfolio cap until it reaches $250 billion is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
Government Support for our Business
We receive substantial support from Treasury and FHFA, as our Conservator and regulator, and are dependent upon their continued support in order to continue operating our business. This support includes our ability to access funds from Treasury under the Purchase Agreement, which is critical to: (a) keeping us solvent; (b) allowing us to focus on our primary business objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. At September 30, 2014, our assets exceeded our liabilities under GAAP; therefore FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended December 31, 2014. Since conservatorship began through December 31, 2014, we have paid cash dividends of $91.0 billion to Treasury at the direction of the Conservator.
See “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS” and “NOTE 11: STOCKHOLDERS’ EQUITY” for more information on the conservatorship and the Purchase Agreement.
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

162	Freddie Mac

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
Related Parties as a Result of Conservatorship
As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. Except for the transactions with Treasury discussed above in “Business Objectives,” “Government Support for our Business” and “Housing Finance Agency Initiative” as well as in “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS” and “NOTE 11: STOCKHOLDERS’ EQUITY,” no transactions outside of normal business activities have occurred between us and the U.S. government (or any of its related parties) during the years ended December 31, 2014, 2013 and 2012. In addition, we are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business in conservatorship. In October 2013, FHFA announced the formation of Common Securitization Solutions, LLCSM (CSS). CSS is equally-owned by Freddie Mac and Fannie Mae. In connection with the formation of CSS, we entered into a limited liability company agreement with Fannie Mae. For the year ended December 31, 2014, we contributed $43 million of capital to CSS. In November 2014, we and Fannie Mae announced that a chief executive officer has been named for CSS. Additionally, we and Fannie Mae each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS.
NOTE 3: VARIABLE INTEREST ENTITIES
We have interests in various entities that are considered to be VIEs, including securitization trusts we use in our securities issuance process. We are required to evaluate VIEs at inception and on an ongoing basis. When we determine that we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the trust on our balance sheets. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” for more information about VIEs.
VIEs for which We are the Primary Beneficiary
See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of Freddie Mac Mortgage-Related Securities” for information on the nature of single-family PC trusts, REMICs and Other Structured Securities, and Other Guarantee Transactions.
Single-family PC Trusts
Our single-family PC trusts issue pass-through securities that represent undivided beneficial interests in pools of mortgages held by these trusts. PCs are designed so that we bear the credit risk inherent in the loans underlying the PCs through our guarantee of principal and interest payments on the PCs. The PC holders bear the interest rate or prepayment risk on the mortgage loans and the risk that we will not perform on our obligation as guarantor. For purposes of our consolidation assessments, our evaluation of power and economic exposure with regard to PC trusts focuses on credit risk because we identified the credit performance of the underlying mortgage loans as the activity that most significantly impacts the economic performance of these entities. We have the power to impact the activities related to this risk in our role as guarantor and master servicer.
Specifically, in our role as master servicer, we establish requirements for how mortgage loans are serviced and what steps are to be taken to mitigate credit losses (e.g., modification, foreclosure). Additionally, in our capacity as guarantor, we have the ability to remove defaulted mortgage loans out of the PC trust to help mitigate credit losses. See “NOTE 5: IMPAIRED LOANS” for further information regarding our removal of mortgage loans out of PC trusts. These powers allow us to direct the activities of the VIE (i.e., the PC trust) that most significantly impact its economic performance. In addition, we determined that our guarantee to each PC trust to provide principal and interest payments obligates us to absorb losses that could

163	Freddie Mac

potentially be significant to the PC trusts. Accordingly, we concluded that we are the primary beneficiary of our single-family PC trusts.
At both December 31, 2014 and 2013, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.5 trillion, as measured using the UPB of issued PCs. The assets of each PC trust can be used only to settle obligations of that trust. In connection with many of our PC trusts, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, credit risk transfer transactions, and other forms of credit enhancement. We also have credit protection for certain of our PC trusts that issue PCs backed by loans or certificates of federal agencies (such as FHA, VA, and USDA). See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Credit Protection and Other Forms of Credit Enhancement” for additional information regarding third-party credit enhancements related to our PC trusts.
REMICs and Other Structured Securities
REMICs and Other Structured Securities are mortgage-related securities that we issue to third parties. We do not consolidate the trusts that issue these securities unless we hold substantially all of the beneficial interests in the trust and are therefore considered to be the primary beneficiary. We had investments of approximately $1.4 billion and $3.5 billion in UPB, as of December 31, 2014 and 2013, respectively, where we held substantially all the outstanding beneficial interests in the trusts and consolidated them on our balance sheets.
Other Guarantee Transactions
In Other Guarantee Transactions, we issue mortgage-related securities to third parties in exchange for non-Freddie Mac mortgage-related securities. The degree to which our involvement with securitization trusts that issue Other Guarantee Transactions provides us with the power to direct the activities that most significantly impact the economic performance of these VIEs (e.g., the ability to direct the servicing of the underlying assets of these entities) and the obligation to absorb losses that could potentially be significant to the VIEs varies by transaction. For all Other Guarantee Transactions, our variable interest in these VIEs represents some form of credit guarantee.
We consolidate Other Guarantee Transactions when: (a) we have the obligation to absorb credit losses through our financial guarantee; and (b) we also have the ability to direct the loss mitigation activities of the underlying assets, which is the power to direct the activities that most significantly impact the economic performance of these VIEs. We do not consolidate the Other Guarantee Transactions that do not meet these conditions. As a result, we have concluded that we are the primary beneficiary of Other Guarantee Transactions with underlying assets totaling $7.4 billion and $8.9 billion at December 31, 2014 and 2013, respectively.
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

164	Freddie Mac

Table 3.1 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	December 31, 2014
	Mortgage-Related Security Trusts		Unsecuritized Multifamily Loans (3)
	Freddie Mac Securities(1)	Non-Freddie Mac Securities(2)		Other(2)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$—	$—	$—	$3
Investments in securities:
Available-for-sale, at fair value	39,099	65,253	—	—
Trading, at fair value	17,469	6,282	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	40,753	—
Held-for-sale	—	—	12,368	—
Accrued interest receivable	236	165	221	7
Other assets	914	2	369	495
Liabilities:
Derivative liabilities, net	—	—	—	(30)
Other liabilities	(1,005)	—	(10)	(560)
Maximum Exposure to Loss	$87,529	$69,206	$53,711	$10,419
Total Assets of Non-Consolidated VIEs(4)	$103,253	$390,515	$95,874	$22,855

	December 31, 2013
	Mortgage-Related Security Trusts		Unsecuritized Multifamily Loans(3)
	Freddie Mac Securities(1)	Non-Freddie Mac Securities(2)		Other(2)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$6	$—	$8	$58
Investments in securities:
Available-for-sale, at fair value	40,659	84,765	—	—
Trading, at fair value	9,349	7,414	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	50,306	—
Held-for-sale	—	—	8,727	—
Accrued interest receivable	232	226	261	7
Other assets	833	14	407	477
Liabilities:
Derivative liabilities, net	(3)	—	—	(35)
Other liabilities	(875)	(2)	(12)	(558)
Maximum Exposure to Loss	$72,072	$92,559	$59,710	$10,415
Total Assets of Non-Consolidated VIEs(4)	$84,731	$506,699	$105,120	$23,707

(1)
Freddie Mac securities include our variable interests in single-family multiclass REMICs and Other Structured Securities, multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions that we do not consolidate. Our maximum exposure to loss includes guaranteed UPB of assets held by the non-consolidated VIEs related to multifamily PCs, multifamily Other Structured Securities, and Other Guarantee Transactions. Our maximum exposure to loss on Freddie Mac securities excludes investments in single-family multiclass REMICs and Other Structured Securities, because we already consolidate the collateral of these trusts on our consolidated balance sheets.

(2)
Our maximum exposure to loss for non-Freddie Mac security trusts and certain other VIEs is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments recorded on our consolidated balance sheets.

(3)	Our maximum exposure to loss includes accrued interest receivable associated with these loans.

(4)
Except for unsecuritized multifamily loans, this represents the UPB of assets held by non-consolidated VIEs using the most current information available. For unsecuritized multifamily loans, this represents the fair value of the property serving as collateral for the loan.

165	Freddie Mac

Mortgage-Related Security Trusts
Freddie Mac Securities
Freddie Mac securities related to our variable interests in non-consolidated VIEs primarily consist of our REMICs and Other Structured Securities and Other Guarantee Transactions. At both December 31, 2014 and 2013, our involvement with most of our REMICS and Other Structured Securities as well as certain Other Guarantee Transactions does not provide us with the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we hold a variable interest in, but are not the primary beneficiary of those securitization trusts. For non-consolidated REMICs and Other Structured Securities and Other Guarantee Transactions, our investments are primarily included in either available-for-sale securities or trading securities on our consolidated balance sheets. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.
Non-Freddie Mac Securities
We invest in a variety of mortgage-related securities issued by third-parties, including non-Freddie Mac agency securities, CMBS, other private-label securities backed by various mortgage-related assets, and obligations of states and political subdivisions. These investments typically represent interests in trusts that consist of a pool of mortgage-related assets and act as vehicles to allow originators to securitize those assets. Securities are structured from the underlying pool of assets to provide for varying degrees of risk, including potential loss from the credit risk and interest-rate risk of the assets. The originators of the financial assets or the underwriters of the securities offering create the trusts and typically own the residual interest in the trust assets. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding our non-Freddie Mac securities.
We are not generally the primary beneficiary of non-Freddie Mac securities trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. We were not the primary beneficiary of any significant non-Freddie Mac securities trusts as of December 31, 2014 or 2013. At both December 31, 2014 and 2013, our exposure was limited to the amount of our investment. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as other debt on our consolidated balance sheets.
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
We held more than 4,400 and 5,000 unsecuritized multifamily loans at December 31, 2014 and 2013, respectively. The UPB of our investments in these loans was $53.0 billion and $59.2 billion as of December 31, 2014 and 2013, respectively, and was included in unsecuritized held-for-investment mortgage loans, at amortized cost, and held-for-sale mortgage loans at fair value on our consolidated balance sheets. We are not generally the primary beneficiary of the multifamily real estate borrowing entities because the loans we acquire are passive in nature and do not provide us with the power to direct the activities of these entities that most significantly impact their economic performance. However, when a multifamily loan becomes delinquent, we may become the primary beneficiary of the borrowing entity depending upon the structure of this entity and the rights granted to us under the governing legal documents. At both December 31, 2014 and 2013, the amount of unsecuritized multifamily loans for which we could be considered the primary beneficiary of the underlying borrowing entity was not material. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for more information.
Other
Our involvement with other VIEs primarily includes certain of our other mortgage-related guarantees and other guarantee commitments that we account for as derivatives.
At December 31, 2014 and 2013, we were the primary beneficiary of zero and one, respectively, real estate entities that invest in multifamily property, related to credit-enhanced multifamily housing revenue bonds that were not deemed to be material. We were not the primary beneficiary of the remainder of other VIEs because our involvement in these VIEs is passive in nature and does not provide us with the power to direct the activities of the VIEs that most significantly impact their economic performance. See “Table 3.1 — Variable Interests in VIEs for which We are not the Primary Beneficiary” for the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our other variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs.
Non-Cash Investing and Financing Activities
We consolidate certain of our multiclass REMIC and Other Structured Securities trusts when we hold substantially all of the beneficial interests issued by the trust. Upon consolidation of a multiclass REMIC and Other Structured Securities trust, we

166	Freddie Mac

derecognize our investments in the beneficial interests issued by the trust and recognize the assets and liabilities of the trust at fair value. During the years ended December 31, 2014, 2013, and 2012, this activity resulted in a decrease in investment securities and a decrease in debt securities of consolidated trusts of $0.4 billion, $2.2 billion, and $4.6 billion, respectively.
NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES
We own both single-family mortgage loans, which are secured by one to four unit residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units. Our single-family loans are predominantly first lien, fixed-rate mortgages secured by the borrower’s primary residence. For a discussion of our significant accounting policies regarding our mortgage loans and loan loss reserves, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES."
The table below summarizes the types of loans on our consolidated balance sheets as of December 31, 2014 and 2013.
Table 4.1 — Mortgage Loans

	December 31, 2014			December 31, 2013
	Unsecuritized	Held By Consolidated Trusts	Total	Unsecuritized	Held By Consolidated Trusts	Total
	(in millions)
Single-family:
Fixed-rate
Amortizing	$105,560	$1,431,872	$1,537,432	$113,597	$1,402,841	$1,516,438
Interest-only	939	3,298	4,237	1,476	4,826	6,302
Total fixed-rate	106,499	1,435,170	1,541,669	115,073	1,407,667	1,522,740
Adjustable-rate
Amortizing	1,353	68,632	69,985	1,935	65,429	67,364
Interest-only	3,191	20,373	23,564	4,576	23,841	28,417
Total adjustable-rate	4,544	89,005	93,549	6,511	89,270	95,781
Other Guarantee Transactions	—	7,042	7,042	—	8,431	8,431
FHA/VA and other governmental	473	3,139	3,612	553	3,354	3,907
Total single-family	111,516	1,534,356	1,645,872	122,137	1,508,722	1,630,859
Multifamily:
Fixed-rate	43,632	524	44,156	50,701	444	51,145
Adjustable-rate	9,321	—	9,321	8,467	—	8,467
Other governmental	3	—	3	3	—	3
Total multifamily	52,956	524	53,480	59,171	444	59,615
Total UPB of mortgage loans	164,472	1,534,880	1,699,352	181,308	1,509,166	1,690,474
Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(3,366)	26,098	22,732	(4,817)	23,745	18,928
Fair value adjustments on loans held-for sale	257	—	257	6	—	6
Allowance for loan losses on mortgage loans held-for-investment	(18,877)	(2,884)	(21,761)	(21,612)	(3,006)	(24,618)
Total mortgage loans, net	$142,486	$1,558,094	$1,700,580	$154,885	$1,529,905	$1,684,790
Mortgage loans, net:
Held-for-investment	$130,118	$1,558,094	$1,688,212	$146,158	$1,529,905	$1,676,063
Held-for-sale	12,368	—	12,368	8,727	—	8,727
Total mortgage loans, net	$142,486	$1,558,094	$1,700,580	$154,885	$1,529,905	$1,684,790
During 2014 and 2013, we purchased $252.7 billion and $412.9 billion, respectively, in UPB of single-family mortgage loans, and $2.4 billion and $1.3 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment.
Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. During 2014 and 2013, we sold $21.3 billion and $28.3 billion, respectively, of held-for-sale multifamily mortgage loans. See “NOTE 14: FINANCIAL GUARANTEES” for more information on our issuances of Other Guarantee Transactions.
In April 2014, we received FHFA's approval for a pilot transaction to sell certain seriously delinquent unsecuritized single-family loans held on our consolidated balance sheet. In connection with this transaction, during the second quarter of 2014, we reclassified $0.9 billion in recorded investment of mortgage loans from held-for-investment to held-for-sale. We subsequently reclassified certain of these loans back to held-for-investment during the second and third quarters of 2014. We completed the sale in the third quarter of 2014. In January 2015, we received FHFA approval to execute additional such sales. In connection with this approval, we reclassified $1.4 billion in recorded investment of mortgage loans from held-for-investment to held-for-sale during the first quarter of 2015, which did not have a material effect on our financial results. For

167	Freddie Mac

additional information regarding the fair value of our loans classified as held-for-sale, see "NOTE 16: FAIR VALUE DISCLOSURES."
Credit Quality of Mortgage Loans
We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. A second-lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of both December 31, 2014 and 2013, based on data collected by us at loan delivery, approximately 14% of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first mortgage. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages. For further information about concentrations of risk associated with our single-family and multifamily mortgage loans, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”
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
Table 4.2 — Recorded Investment of Held-For-Investment Mortgage Loans, by LTV Ratio

	As of December 31, 2014				As of December 31, 2013
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	≤ 80	> 80 to 100	> 100(2)	Total	≤ 80	> 80 to 100	> 100(2)	Total
	(in millions)
Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$911,071	$258,126	$85,398	$1,254,595	$819,509	$269,110	$124,491	$1,213,110
15-year amortizing fixed-rate(3)	265,098	14,101	3,338	282,537	270,211	19,658	5,748	295,617
Adjustable-rate	60,463	6,701	709	67,873	56,208	6,714	1,578	64,500
Alt-A, interest-only, and option ARM	28,935	18,232	16,448	63,615	29,927	21,564	25,089	76,580
Total single-family loans	$1,265,567	$297,160	$105,893	1,668,620	$1,175,855	$317,046	$156,906	1,649,807
Multifamily loans				41,353				50,874
Total recorded investment of held-for-investment loans				$1,709,973				$1,700,681

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

(2)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with estimated current LTV ratios in excess of 100% was 9.01% and 9.89% as of December 31, 2014 and 2013, respectively.

(3)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of December 31, 2014 and 2013, we have categorized UPB of approximately $42.3 billion and $43.8 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of modification rather than at a subsequent date.

For information about the payment status of single-family and multifamily mortgage loans, including the amount of such loans we deem impaired, see “NOTE 5: IMPAIRED LOANS.” For a discussion of certain indicators of credit quality for the multifamily loans on our consolidated balance sheets, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Multifamily Mortgage Portfolio.”

168	Freddie Mac

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
The table below presents our loan loss reserves activity for the single-family and multifamily loans that we own or guarantee.
Table 4.3 — Detail of Loan Loss Reserves

	Year Ended December 31,
	2014				2013
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
	Unsecuritized	Held By Consolidated Trusts		Total	Unsecuritized	Held By Consolidated Trusts		Total
	(in millions)
Single-family:
Beginning balance	$21,487	$3,006	$85	$24,578	$25,449	$4,918	$141	$30,508
Provision (benefit) for credit losses	(864)	947	30	113	(3,995)	1,790	(42)	(2,247)
Charge-offs	(4,510)	(376)	(6)	(4,892)	(8,181)	(804)	(10)	(8,995)
Recoveries	998	260	—	1,258	3,810	503	—	4,313
Transfers, net(1)	1,689	(953)	—	736	4,404	(3,401)	(4)	999
Ending balance	$18,800	$2,884	$109	$21,793	$21,487	$3,006	$85	$24,578
Multifamily:
Beginning balance	$125	$—	$26	$151	$339	$1	$42	$382
Provision (benefit) for credit losses	(46)	—	(9)	(55)	(208)	(1)	(9)	(218)
Charge-offs	(3)	—	—	(3)	(7)	—	—	(7)
Recoveries	1	—	—	1	1	—	—	1
Transfers, net(1)	—	—	—	—	—	—	(7)	(7)
Ending balance	$77	$—	$17	$94	$125	$—	$26	$151
Total:
Beginning balance	$21,612	$3,006	$111	$24,729	$25,788	$4,919	$183	$30,890
Provision (benefit) for credit losses	(910)	947	21	58	(4,203)	1,789	(51)	(2,465)
Charge-offs	(4,513)	(376)	(6)	(4,895)	(8,188)	(804)	(10)	(9,002)
Recoveries	999	260	—	1,259	3,811	503	—	4,314
Transfers, net(1)	1,689	(953)	—	736	4,404	(3,401)	(11)	992
Ending balance	$18,877	$2,884	$126	$21,887	$21,612	$3,006	$111	$24,729

Ratio of total loan loss reserves (excluding TDR concessions) to net charge-offs for single-family loans(2)				2.5				1.9
Ratio of total loan loss reserves to net charge-offs for single-family loans(2)				5.2				3.5

(1)
For the years ended December 31, 2014 and 2013, consists of: (a) approximately $1.0 billion and $3.4 billion, respectively, of reclassified single-family reserves related to our removal of loans previously held by consolidated trusts, net of reclassifications for single-family loans subsequently resecuritized after such removal; and (b) approximately $0.7 billion and $1.0 billion, respectively, attributable to capitalization of past due interest on modified mortgage loans.

(2)	Excludes amounts associated with loans acquired with deteriorated credit quality (at the time of our acquisition) and recoveries related to settlements.
The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.

169	Freddie Mac

Table 4.4 — Net Investment in Mortgage Loans

	December 31, 2014			December 31, 2013
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)
Recorded investment:
Collectively evaluated	$1,568,237	$40,451	$1,608,688	$1,551,667	$49,598	$1,601,265
Individually evaluated	100,383	902	101,285	98,140	1,276	99,416
Total recorded investment	1,668,620	41,353	1,709,973	1,649,807	50,874	1,700,681
Ending balance of the allowance for loan losses:
Collectively evaluated	(3,847)	(25)	(3,872)	(5,939)	(45)	(5,984)
Individually evaluated	(17,837)	(52)	(17,889)	(18,554)	(80)	(18,634)
Total ending balance of the allowance	(21,684)	(77)	(21,761)	(24,493)	(125)	(24,618)
Net investment in mortgage loans	$1,646,936	$41,276	$1,688,212	$1,625,314	$50,749	$1,676,063
A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment while substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 12.7% and 12.9% of the recorded investment in such loans at December 31, 2014 and 2013, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both December 31, 2014 and 2013.
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
Table 4.5 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(in millions)
Single-family:
Primary mortgage insurance	$227,495	$203,470	$57,938	$50,823
Other credit protection:
Credit risk transfer transactions(3)	144,272	56,903	6,657	1,183
Lender recourse and indemnifications	6,527	7,119	6,092	6,726
Pool insurance(4)	2,284	4,683	947	1,186
HFA indemnification	3,357	4,051	3,324	3,323
Subordination(5)	2,377	2,644	339	399
Other credit enhancements	20	38	18	38
Total	$386,332	$278,908	$75,315	$63,678
Multifamily:
K Certificates	$75,541	$59,326	$13,576	$10,601
Subordination(5)	4,724	4,435	796	756
HFA indemnification	772	905	699	699
Other credit enhancements	5,706	6,666	1,685	1,834
Total	$86,743	$71,332	$16,756	$13,890

(1)
Except for our credit risk transfer transactions, our credit enhancements generally provide protection for the first, or initial credit losses associated with the related loans. Excludes: (a) FHA/VA and other governmental loans; (b) purchased credit protection associated with $9.8 billion and $11.5 billion in UPB of single-family loans underlying Other Guarantee Transactions as of December 31, 2014 and 2013, respectively; and (c) repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards.

(2)
Except for subordination and K Certificates, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements. For subordination and K Certificates coverage, this represents the UPB of the securities that are subordinate to our guarantee, which could provide protection by absorbing first losses.

170	Freddie Mac

(3)
Excludes $48.3 billion in UPB at December 31, 2014 where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the outstanding balance of STACR debt securities held by third parties as well as the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

(4)	Excludes approximately $0.9 billion and $1.8 billion in UPB at December 31, 2014 and 2013, respectively, where the related loans are also covered by primary mortgage insurance.

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
Our credit risk transfer transactions include structured agency credit risk (STACR) debt note transactions and agency credit insurance structures (ACIS), and provide credit enhancement by transferring a portion of credit losses on single-family loans that could occur under adverse home price scenarios. In a STACR debt note transaction, we create a reference pool consisting of a large group of recently acquired single-family mortgage loans. We then create a hypothetical securitization structure with notional credit risk positions, or tranches (e.g., first loss, mezzanine, and senior). We issue STACR debt notes that relate to the mezzanine tranches, though the notes are not backed or collateralized by mortgage loans in the reference pool. The principal balance of the STACR debt notes is reduced (based on a fixed severity schedule) when certain specified credit events (such as a loan becoming 180 days delinquent) occur on the loans in the reference pool. In turn, this may reduce the total amount of payments we ultimately make on the STACR debt notes. We retained the first loss position for loans covered by STACR transactions completed in 2014 and 2013. We executed seven and two STACR debt note transactions in 2014 and 2013, respectively.
In an ACIS transaction, we purchase one or more insurance policies (typically underwritten by a panel of insurers and reinsurers) that obligate the counterparties to reimburse us for specified credit events (based on a fixed severity schedule up to an aggregate limit) that are incurred on our mezzanine loss positions associated with STACR debt note transactions in exchange for our payment of periodic premiums. We executed three and one ACIS transactions during 2014 and 2013, respectively.
We also have credit enhancements protecting our multifamily mortgage portfolio. Subordination, primarily through our K Certificates, is the most prevalent type, whereby we mitigate our credit risk exposure by structuring our securities to sell the expected credit risk to private investors who purchase the subordinate tranches.
We also have credit protection for certain mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $3.6 billion and $3.9 billion as of December 31, 2014 and 2013, respectively.
Non-Cash Investing and Financing Activities
During the years ended December 31, 2014, 2013, and 2012, we acquired $187.1 billion, $340.9 billion, and $358.1 billion, respectively, of mortgage loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts.
NOTE 5: IMPAIRED LOANS
Individually Impaired Loans
Individually impaired single-family loans include TDRs, as well as loans acquired under our financial guarantees with deteriorated credit quality. Individually impaired multifamily loans include TDRs, loans three monthly payments or more past due, and loans that are impaired based on management judgment. For a discussion of our significant accounting policies regarding impaired and non-accrual mortgage loans, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”
Total loan loss reserves consist of a specific valuation allowance related to individually impaired mortgage loans, and a general reserve for other probable incurred losses. Our recorded investment in individually impaired mortgage loans and the related specific valuation allowance are summarized in the table below by product class (for single-family loans).

171	Freddie Mac

Table 5.1 — Individually Impaired Loans

	Balance at December 31, 2014				For the Year Ended December 31, 2014
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate	$6,041	$4,007	N/A	$4,007	$3,727	$376	$33
15-year amortizing fixed-rate	63	44	N/A	44	39	10	1
Adjustable-rate	27	22	N/A	22	17	1	—
Alt-A, interest-only, and option ARM	1,717	1,168	N/A	1,168	1,133	81	6
Total with no specific allowance recorded	7,848	5,241	N/A	5,241	4,916	468	40
With specific allowance recorded:(3)
20 and 30-year or more, amortizing fixed-rate	77,798	76,708	$(14,051)	62,657	75,773	2,357	279
15-year amortizing fixed-rate	1,226	1,233	(40)	1,193	1,242	54	10
Adjustable-rate	868	866	(65)	801	881	23	6
Alt-A, interest-only, and option ARM	16,734	16,335	(3,681)	12,654	16,476	380	58
Total with specific allowance recorded	96,626	95,142	(17,837)	77,305	94,372	2,814	353
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	83,839	80,715	(14,051)	66,664	79,500	2,733	312
15-year amortizing fixed-rate	1,289	1,277	(40)	1,237	1,281	64	11
Adjustable-rate	895	888	(65)	823	898	24	6
Alt-A, interest-only, and option ARM	18,451	17,503	(3,681)	13,822	17,609	461	64
Total single-family	$104,474	$100,383	$(17,837)	$82,546	$99,288	$3,282	$393
Multifamily —
With no specific allowance recorded(4)	$440	$431	N/A	$431	$659	$29	$9
With specific allowance recorded	480	471	$(52)	419	535	26	16
Total multifamily	$920	$902	$(52)	$850	$1,194	$55	$25
Total single-family and multifamily	$105,394	$101,285	$(17,889)	$83,396	$100,482	$3,337	$418

	Balance at December 31, 2013				For the Year Ended December 31, 2013
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded(2):
20 and 30-year or more, amortizing fixed-rate	$5,927	$3,355	N/A	$3,355	$3,370	$394	$34
15-year amortizing fixed-rate	62	34	N/A	34	31	6	1
Adjustable rate	19	13	N/A	13	13	1	—
Alt-A, interest-only, and option ARM	1,758	1,038	N/A	1,038	978	72	6
Total with no specific allowance recorded	7,766	4,440	N/A	4,440	4,392	473	41
With specific allowance recorded:(3)
20 and 30-year or more, amortizing fixed-rate	75,633	74,554	$(14,431)	60,123	69,922	2,127	282
15-year amortizing fixed-rate	1,324	1,324	(43)	1,281	1,109	50	11
Adjustable rate	967	962	(84)	878	855	22	6
Alt-A, interest-only, and option ARM	17,210	16,860	(3,996)	12,864	16,526	369	69
Total with specific allowance recorded	95,134	93,700	(18,554)	75,146	88,412	2,568	368
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	81,560	77,909	(14,431)	63,478	73,292	2,521	316
15-year amortizing fixed-rate	1,386	1,358	(43)	1,315	1,140	56	12
Adjustable rate	986	975	(84)	891	868	23	6
Alt-A, interest-only, and option ARM	18,968	17,898	(3,996)	13,902	17,504	441	75
Total single-family	$102,900	$98,140	$(18,554)	$79,586	$92,804	$3,041	$409
Multifamily —
With no specific allowance recorded(4)	$694	$681	N/A	$681	$1,108	$48	$20
With specific allowance recorded	608	595	$(80)	515	891	41	31
Total multifamily	$1,302	$1,276	$(80)	$1,196	$1,999	$89	$51
Total single-family and multifamily	$104,202	$99,416	$(18,634)	$80,782	$94,803	$3,130	$460

(1)	Consists of income recognized during the period related to loans on non-accrual status.

172	Freddie Mac

(2)
Individually impaired single-family loans with no specific related valuation allowance primarily represent mortgage loans removed from PC pools and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.

(3)	Consists primarily of mortgage loans classified as TDRs.

(4)
Individually impaired multifamily loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

Mortgage Loan Performance
The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.
Table 5.2 — Payment Status of Mortgage Loans

	December 31, 2014
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,207,826	$17,516	$5,817	$23,436	$1,254,595	$23,433
15-year amortizing fixed-rate	280,629	1,010	216	682	282,537	682
Adjustable-rate	66,737	406	118	612	67,873	612
Alt-A, interest-only, and option ARM	53,251	2,368	948	7,048	63,615	7,045
Total single-family	1,608,443	21,300	7,099	31,778	1,668,620	31,772
Total multifamily	41,335	7	11	—	41,353	385
Total single-family and multifamily	$1,649,778	$21,307	$7,110	$31,778	$1,709,973	$32,157

	December 31, 2013
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure	Total	Non-accrual
	(in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,157,057	$19,743	$6,675	$29,635	$1,213,110	$29,620
15-year amortizing fixed-rate	293,286	1,196	271	864	295,617	863
Adjustable-rate	62,987	495	147	871	64,500	871
Alt-A, interest-only, and option ARM	62,356	2,898	1,157	10,169	76,580	10,162
Total single-family	1,575,686	24,332	8,250	41,539	1,649,807	41,516
Total multifamily	50,827	—	21	26	50,874	627
Total single-family and multifamily	$1,626,513	$24,332	$8,271	$41,565	$1,700,681	$42,143
We have the option under our PC master trust agreement to remove mortgage loans that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more. As of December 31, 2014, there were $0.8 billion in UPB of loans underlying our PCs that were 120 days or more delinquent, and that met our criteria for removing the loan from the PC trust. Generally, we remove these delinquent loans from the PC trust, and thereby extinguish the related PC debt at the next scheduled PC payment date, unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or are paid in full by the borrower before such date.
When we remove mortgage loans from PC trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We removed $11.2 billion and $18.2 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other guarantee commitments) during the years ended December 31, 2014 and 2013, respectively.
The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

173	Freddie Mac

 Table 5.3 — Delinquency Rates

	December 31, 2014	December 31, 2013
Single-family:(1)
Non-credit-enhanced portfolio
Serious delinquency rate	1.74%	2.09%
Total number of seriously delinquent loans	150,300	190,119
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	3.10%	4.40%
Total number of seriously delinquent loans	38,595	51,600
Other credit protection:(3)
Serious delinquency rate	1.21%	3.66%
Total number of seriously delinquent loans	12,175	15,828
Total single-family:
Serious delinquency rate	1.88%	2.39%
Total number of seriously delinquent loans	200,069	255,325
Multifamily:(4)
Non-credit-enhanced portfolio:
Delinquency rate	0.02%	0.07%
UPB of delinquent loans (in millions)	$11	$46
Credit-enhanced portfolio:
Delinquency rate	0.05%	0.11%
UPB of delinquent loans (in millions)	$44	$75
Total Multifamily:
Delinquency rate	0.04%	0.09%
UPB of delinquent loans (in millions)	$55	$121

(1)
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

(3)
Consists of single-family mortgage loans covered by financial arrangements (other than primary mortgage insurance) that are designed to reduce our credit risk exposure. See "Table 4.5 — Recourse and Other Forms of Credit Protection" for more information.

(4)
Multifamily delinquency performance is based on UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure and includes multifamily Other Guarantee Transactions (e.g., K Certificates).

We continue to implement a number of initiatives to refinance and modify loans, including the MHA Program and the servicing alignment initiative. Our implementation of the MHA Program, for our loans, includes the following: (a) an initiative to allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for the loan (i.e., our relief refinance mortgage, which is our implementation of HARP); (b) an initiative to modify mortgages for both homeowners who are in default and those who are at risk of imminent default (i.e., HAMP); and (c) an initiative designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales or to complete a deed in lieu of foreclosure transaction. As part of accomplishing certain of these initiatives, we pay various incentives to servicers and borrowers. Except as described below, we bear the full costs associated with these loan workout and foreclosure alternatives on mortgages that we own or guarantee, including the cost of any monthly payment reductions, and do not receive any reimbursement from Treasury. In addition, in January 2015, at the instruction of FHFA, we implemented a new $5,000 principal reduction incentive payable to eligible borrowers who remain in good standing on their HAMP modified loans through the sixth anniversary of their modification. Treasury will pay the $5,000 incentive for certain of our eligible HAMP modified loans, and we will pay the $5,000 incentive on our other eligible HAMP modified loans.
HAMP and HARP are scheduled to end in December 2015. In June 2014, Treasury announced that HAMP would be extended for at least another year. However, it is still not known if FHFA will direct us to extend our version of HAMP as well.
Troubled Debt Restructurings
Single-Family TDRs
We require our single-family servicers to contact borrowers who are in default and to evaluate loan workout options in accordance with our requirements. We establish guidelines for our servicers to follow and provide them default management programs designed to help them manage non-performing loans more effectively and to assist borrowers in maintaining home ownership, or facilitate foreclosure alternatives when continued homeownership is not practicable. We require our single-family servicers first to evaluate problem loans for a repayment or forbearance plan before considering modification. If a

174	Freddie Mac

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
We implemented a non-HAMP standard loan modification initiative, which replaced our previous non-HAMP modification initiative beginning January 1, 2012. Our HAMP and non-HAMP modification initiatives are available for borrowers experiencing what is generally expected to be a longer-term financial hardship. In July 2013, we implemented a streamlined (non-HAMP) modification initiative, which provides an additional modification opportunity to certain borrowers, and is scheduled to end in December 2015. The modification that borrowers receive under this initiative will have the same mortgage terms as our non-HAMP standard modification. Borrowers are not required to apply for assistance or provide income or hardship documentation for this type of modification.
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
During 2014, approximately 51% of completed single-family loan modifications that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions and approximately 25% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During 2014, the average term extension was 184 months and the average interest rate reduction was 1.3% on completed single-family loan modifications classified as TDRs.
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
TDR Activity and Performance
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the years ended December 31, 2014 and 2013, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

175	Freddie Mac

Table 5.4 — TDR Activity, by Segment

	Year Ended December 31,
	2014		2013
	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
	(dollars in millions)
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	68,186	$10,172	101,538	$16,014
15-year amortizing fixed-rate	7,189	528	11,671	825
Adjustable-rate	1,849	285	3,604	574
Alt-A, interest-only, and option ARM	9,112	1,865	17,770	3,941
Total Single-family	86,336	12,850	134,583	21,354
Multifamily	2	15	8	98
Total	86,338	$12,865	134,591	$21,452

(1)	The pre-TDR recorded investment for single-family loans initially classified as TDR during the years ended December 31, 2014 and 2013 was $12.8 billion and $21.2 billion, respectively.
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
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification and excludes loans subject to other loss mitigation activity. Substantially all of our completed single-family loan modifications classified as a TDR during 2014 resulted in a modified loan with a fixed interest rate. However, many of these fixed-rate loans include provisions for the reduced interest rates to remain fixed for the first five years of the modification and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification.
Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Year Ended December 31,
	2014		2013
	Number of Loans	Post-TDR Recorded Investment(2)	Number of Loans	Post-TDR Recorded Investment(2)
	(dollars in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate	19,101	$3,384	14,964	$2,766
15-year amortizing fixed-rate	645	62	471	52
Adjustable-rate	332	61	237	50
Alt-A, interest-only, and option ARM	2,357	564	2,256	587
Total single-family	22,435	$4,071	17,928	$3,455
Multifamily	—	$—	—	$—

(1)	Represents TDR loans that experienced a payment default during the period and had completed a modification during the year preceding the payment default.

(2)	Represents the recorded investment at the end of the period in which the loan was modified and does not represent the recorded investment as of December 31.
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During the years ended December 31, 2014 and 2013, 9,538 and 8,473, respectively, of such loans (with a post-TDR recorded investment of $1.4 billion for both periods) experienced a payment default within a year after the loss mitigation activity occurred.

176	Freddie Mac

Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During the years ended December 31, 2014 and 2013, 4,206 and 17,225, respectively, of such loans (with a post-TDR recorded investment of $0.6 billion and $2.8 billion, respectively) experienced a payment default within a year after the borrowers' bankruptcy.
NOTE 6: REAL ESTATE OWNED
We obtain REO properties: (a) when we are the highest bidder at foreclosure sales of properties that collateralize single-family and multifamily mortgage loans owned by us; or (b) when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process (i.e., deed in lieu of foreclosure). Upon acquiring single-family properties, we evaluate their marketability, including determining an estimated market value, and then select an appropriate disposition path (e.g., listing for sale with a real estate broker, or auction). Upon acquiring multifamily properties, we may operate them using third-party property management firms for a period to stabilize value and then sell the properties through commercial real estate brokers. However, certain jurisdictions require a period of time after foreclosure during which the borrower may reclaim the property. During the period when the borrower may reclaim the property, or we are completing the eviction process, we are not able to market the property and this extends our holding period for these properties. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a discussion of our significant accounting policies for REO.
The table below provides a summary of the change in the carrying value of our combined single-family and multifamily REO balances. For the periods presented in the table below, the weighted average holding period for our disposed properties was less than one year.
Table 6.1 — REO

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Beginning balance — REO	$4,602	$4,407	$5,827
Additions	4,110	6,498	7,029
Dispositions	(6,028)	(6,303)	(8,449)
Ending balance — REO	2,684	4,602	4,407
Beginning balance, valuation allowance	(51)	(29)	(147)
Change in valuation allowance	(75)	(22)	118
Ending balance, valuation allowance	(126)	(51)	(29)
Ending balance — REO, net	$2,558	$4,551	$4,378
The REO balance, net at December 31, 2014 and 2013 associated with single-family properties was $2.6 billion and $4.5 billion, respectively, and the balance associated with multifamily properties was $0 and $10 million, respectively. The Southeast region represented approximately 36% and 34% of our single-family REO additions during 2014 and 2013, respectively, based on the number of properties, and the North Central region represented approximately 25% and 29% of our single-family REO additions during these periods. Our single-family REO inventory consisted of 25,768 properties and 47,307 properties at December 31, 2014 and 2013, respectively. In recent years, the foreclosure process has been significantly slowed in many geographic areas, particularly in states that require a judicial foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about regional concentrations in our investments in mortgage loans.
Our REO operations expenses include: (a) REO property expenses; (b) net gains or losses incurred on disposition of REO properties; (c) adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell; and (d) recoveries from insurance and other credit enhancements. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. Excluding holding period valuation adjustments and recoveries, we recognized gains of $461 million, $761 million, and $693 million on REO dispositions during 2014, 2013, and 2012, respectively. We increased (decreased) our valuation allowance for properties in our REO inventory by $176 million, $58 million, and $(7) million in 2014, 2013, and 2012, respectively.
Non-cash Investing and Financing Activities
REO property acquisitions as a result of the derecognition of mortgage loans held on our consolidated balance sheets upon foreclosure of the underlying collateral or deed in lieu of foreclosure represent non-cash transfers. During the years ended December 31, 2014, 2013, and 2012, we had transfers of $3.8 billion, $6.1 billion, and $6.8 billion, respectively, from mortgage loans to REO.

177	Freddie Mac

NOTE 7: INVESTMENTS IN SECURITIES
The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At December 31, 2014 and 2013, all available-for-sale securities are mortgage-related securities.
Table 7.1 — Available-For-Sale Securities

			Gross Unrealized Losses
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$37,710	$1,435	$—	$(46)	$39,099
Fannie Mae	10,860	463	—	(10)	11,313
Ginnie Mae	183	16	—	—	199
CMBS	20,988	890	(2)	(54)	21,822
Subprime	20,210	989	(518)	(92)	20,589
Option ARM	5,460	372	(179)	(4)	5,649
Alt-A and other	4,500	578	(29)	(6)	5,043
Obligations of states and political subdivisions	2,166	34	—	(2)	2,198
Manufactured housing	556	84	(2)	—	638
Total available-for-sale securities	$102,633	$4,861	$(730)	$(214)	$106,550

December 31, 2013
Available-for-sale securities:
Freddie Mac	$39,001	$1,847	$—	$(189)	$40,659
Fannie Mae	10,140	660	—	(3)	10,797
Ginnie Mae	149	18	—	—	167
CMBS	29,151	1,524	(23)	(314)	30,338
Subprime	29,897	382	(2,467)	(313)	27,499
Option ARM	6,617	338	(376)	(5)	6,574
Alt-A and other	8,322	526	(118)	(24)	8,706
Obligations of states and political subdivisions	3,533	23	(7)	(54)	3,495
Manufactured housing	629	61	(4)	(2)	684
Total available-for-sale securities	$127,439	$5,379	$(2,995)	$(904)	$128,919

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.
Available-For-Sale Securities in a Gross Unrealized Loss Position
The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater.

178	Freddie Mac

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Greater
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Available-for-sale securities:
Freddie Mac	$2,531	$(14)	$936	$(32)
Fannie Mae	2,693	(9)	5	(1)
Ginnie Mae	66	—	—	—
CMBS	184	(5)	1,149	(51)
Subprime	286	(3)	6,533	(607)
Option ARM	77	—	1,490	(183)
Alt-A and other	185	(5)	499	(30)
Obligations of states and political subdivisions	48	—	28	(2)
Manufactured housing	42	—	15	(2)
Total available-for-sale securities in a gross unrealized loss position	$6,112	$(36)	$10,655	$(908)

December 31, 2013
Available-for-sale securities:
Freddie Mac	$7,957	$(144)	$649	$(45)
Fannie Mae	248	(2)	19	(1)
CMBS	1,147	(85)	1,992	(252)
Subprime	472	(19)	19,103	(2,761)
Option ARM	77	(2)	2,608	(379)
Alt-A and other	262	(5)	1,854	(137)
Obligations of states and political subdivisions	1,885	(56)	24	(5)
Manufactured housing	—	—	65	(6)
Total available-for-sale securities in a gross unrealized loss position	$12,048	$(313)	$26,314	$(3,586)
At December 31, 2014, total gross unrealized losses on available-for-sale securities were $0.9 billion. The gross unrealized losses relate to 385 individual lots representing 364 separate securities. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for an individual security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.
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

•	the incorporation of security-level subordination information and the priority of cash flow payments by the models to project and estimate cash flows expected to be collected for each security.

179	Freddie Mac

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
As noted in “Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings,” our net impairment on available-for-sale securities during 2014 includes certain securities that we have the intent to sell prior to the recovery of the unrealized loss. In cases where we have the intent to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost, the security’s entire decline in fair value would be deemed to be other-than-temporary and is recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings. For the remaining available-for-sale securities in an unrealized loss position at December 31, 2014, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.
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
Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans
We believe the unrealized losses on the non-agency mortgage-related securities we hold are mainly attributable to poor underlying collateral performance, limited liquidity, and risk premiums. Our review of the securities backed by subprime, option ARM, and Alt-A and other loans includes the third-party loan level default modeling and analyses of the individual securities based on underlying collateral performance, including the collectability of amounts from bond insurers. In evaluating collectability from bond insurers, we consider factors that affect both the bond insurers’ financial performance and ability to pay their obligations. We consider loan level information including estimated current LTV ratios, credit scores, and other loan level characteristics. For additional information regarding bond insurers, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers.”
The table below presents the modeled attributes, including default rates, prepayment rates, and severities, without regard to subordination, that are used to determine whether our interests in certain available-for-sale non-agency mortgage-related securities will experience a cash shortfall.

180	Freddie Mac

Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	December 31, 2014
			Alt-A
	Subprime	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)
Issuance Date
2004 and prior:
UPB	$534	$38	$335	$258	$189
Weighted average collateral defaults(1)	33%	19%	13%	30%	15%
Weighted average collateral severities(2)	61%	46%	45%	42%	38%
Weighted average voluntary prepayment rates(3)	7%	11%	13%	8%	10%
Average credit enhancements(4)	31%	—%	14%	11%	13%
2005:
UPB	$2,667	$1,743	$479	$374	$1,107
Weighted average collateral defaults(1)	43%	26%	18%	37%	21%
Weighted average collateral severities(2)	63%	47%	45%	52%	41%
Weighted average voluntary prepayment rates(3)	4%	10%	12%	8%	11%
Average credit enhancements(4)	48%	1%	(1)%	17%	2%
2006:
UPB	$11,204	$4,063	$226	$418	$422
Weighted average collateral defaults(1)	49%	35%	25%	38%	30%
Weighted average collateral severities(2)	63%	47%	44%	48%	41%
Weighted average voluntary prepayment rates(3)	3%	8%	10%	8%	10%
Average credit enhancements(4)	7%	(3)%	(2)%	1%	(4)%
2007:
UPB	$13,277	$2,443	$118	$458	$165
Weighted average collateral defaults(1)	49%	34%	40%	38%	29%
Weighted average collateral severities(2)	63%	48%	51%	49%	43%
Weighted average voluntary prepayment rates(3)	3%	8%	7%	8%	10%
Average credit enhancements(4)	1%	3%	(1)%	(19)%	—%
Total:
UPB	$27,682	$8,287	$1,158	$1,508	$1,883
Weighted average collateral defaults(1)	48%	33%	20%	36%	23%
Weighted average collateral severities(2)	63%	47%	46%	48%	41%
Weighted average voluntary prepayment rates(3)	3%	8%	12%	8%	11%
Average credit enhancements(4)	9%	—%	3%	1%	2%

(1)	The expected cumulative default rate is expressed as a percentage of the current collateral UPB.

(2)	The expected average loss given default is calculated as the ratio of cumulative loss over cumulative default for each security.

(3)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.

(4)
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
Our analysis is subject to change as new information regarding delinquencies, severities, loss timing, prepayments, and other factors becomes available. While it is possible that, under certain conditions, collateral losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2014.
Commercial Mortgage-Backed Securities
CMBS are exposed to stresses in the commercial real estate market. We use an external model to identify securities that may have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying

181	Freddie Mac

collateral on a security-by-security basis to determine whether we expect to receive all of the contractual payments due to us. While it is possible that, under certain conditions, collateral losses on our CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2014.
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
Other-Than-Temporary Impairments on Available-for-Sale Securities
The table below summarizes our net impairment of available-for-sale securities recognized in earnings by security type.
Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Net Impairment of Available-For-Sale Securities Recognized in Earnings For the Year Ended December 31,
	2014	2013	2012
	(in millions)
Available-for-sale securities:(1)
CMBS	$—	$(14)	$(138)
Subprime	(794)	(1,258)	(1,274)
Option ARM	(101)	(58)	(556)
Alt-A and other	(42)	(179)	(196)
Manufactured housing	(1)	(1)	(4)
Total net impairment of available-for-sale securities recognized in earnings	$(938)	$(1,510)	$(2,168)

(1)
Includes $817 million, $568 million, and $0 million of other-than-temporary impairments recognized in earnings for the years ended December 31, 2014, 2013, and 2012, respectively, as we had the intent to sell the related securities before recovery of their amortized cost basis.

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

182	Freddie Mac

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

	Year Ended December 31,
	2014	2013
	(in millions)
Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$14,463	$16,745
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	—	46
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	121	896
Reductions:
Amounts related to securities which were sold, written off, or matured	(1,188)	(1,193)
Amounts for which we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(6,113)	(1,536)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(485)	(495)
Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings(1)	$6,798	$14,463

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
Realized Gains and Losses on Sales of Available-For-Sale Securities
The table below illustrates the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Gross realized gains	$1,897	$1,950	$152
Gross realized losses	(185)	(51)	—
Net realized gains (losses)	$1,712	$1,899	$152

Maturities of Available-For-Sale Securities
The table below summarizes the remaining contractual maturities of available-for-sale securities.
Table 7.7 — Contractual Maturities of Available-For-Sale Securities

	As of December 31, 2014
					After One Year Through Five Years		After Five Years Through Ten Years
	Total Amortized Cost	Total Fair Value	One Year or Less						After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(dollars in millions)
Available-for-sale securities:
Freddie Mac	$37,710	$39,099	$—	$—	$300	$309	$526	$559	$36,884	$38,231
Fannie Mae	10,860	11,313	1	1	61	64	108	120	10,690	11,128
Ginnie Mae	183	199	—	—	4	4	22	26	157	169
CMBS	20,988	21,822	—	—	316	330	8	8	20,664	21,484
Subprime	20,210	20,589	—	—	—	—	—	—	20,210	20,589
Option ARM	5,460	5,649	—	—	—	—	—	—	5,460	5,649
Alt-A and other	4,500	5,043	1	1	31	31	2	2	4,466	5,009
Obligations of states and political subdivisions	2,166	2,198	—	—	40	43	48	49	2,078	2,106
Manufactured housing	556	638	—	—	—	—	9	11	547	627
Total available-for-sale securities	$102,633	$106,550	$2	$2	$752	$781	$723	$775	$101,156	$104,992

Weighted Average Yield(1)	2.65%		7.63%		5.04%		5.10%		2.61%

183	Freddie Mac

(1)
The weighted average yield is calculated based on a yield for each individual lot held at December 31, 2014 excluding any fully taxable-equivalent adjustments related to tax exempt sources of interest income. The numerator for the individual lot yield consists of the sum of: (a) the year-end interest coupon rate multiplied by the year-end UPB; and (b) the amortization income or expense calculated for December 2014 (excluding the accretion of non-credit-related other-than-temporary impairments and any adjustments recorded for changes in the effective rate). The denominator for the individual lot yield consists of the year-end amortized cost of the lot excluding effects of other-than-temporary impairments on the UPB of impaired lots.

Trading Securities
The table below summarizes the estimated fair values by major security type for trading securities. Our trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities.
Table 7.8 — Trading Securities

	December 31, 2014	December 31, 2013
	(in millions)
Mortgage-related securities:
Freddie Mac	$17,469	$9,349
Fannie Mae	6,099	7,180
Ginnie Mae	16	98
Other	171	141
Total mortgage-related securities	23,755	16,768
U.S. Treasury securities	6,682	6,636
Total fair value of trading securities	$30,437	$23,404
With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of December 31, 2014.
For the years ended December 31, 2014, 2013, and 2012, we recorded net unrealized gains (losses) on trading securities held at those dates of $(88) million, $(1.6) billion, and $(1.7) billion, respectively.
Non-Cash Investing and Financing Activities
From time to time, beginning in 2014, we contribute PCs, single-class REMICs and Other Structured Securities held in our mortgage-related investments portfolio as collateral for a multiclass REMIC and Other Structured Securities trust in exchange for beneficial interests in the multiclass REMIC and Other Structured Securities trust. We do not consolidate the multiclass REMIC and Other Structured Securities trust unless we hold substantially all of the beneficial interests issued by the trust. As a result, if we do not hold substantially all of the beneficial interests issued by the multiclass REMIC and Other Structured Securities trust, we account for this type of transaction as the acquisition of investment securities and issuance of debt securities of consolidated trusts. During 2014, we received investment securities as consideration for the issuance of debt securities of consolidated trusts of $1.8 billion as a result of these transactions.
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
Our debt cap under the Purchase Agreement was $663.0 billion in 2014 and declined to $563.6 billion on January 1, 2015. As of December 31, 2014, our aggregate indebtedness was $454.0 billion. Our aggregate indebtedness is calculated as the par value of other short- and long-term debt.
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

184	Freddie Mac

notes are unsecured general corporate obligations. Certain medium-term notes that have original maturities of one year or less are classified as other short-term debt for purposes of this presentation.
The table below summarizes the balances and effective interest rates for other short-term debt.
Table 8.1 — Other Short-Term Debt

	December 31, 2014			December 31, 2013
	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
	(dollars in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$134,670	$134,619	0.12%	$137,767	$137,712	0.13%
Medium-term notes	—	—	—	4,000	4,000	0.16
Total other short-term debt	$134,670	$134,619	0.12	$141,767	$141,712	0.13

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
We had no balances in federal funds purchased and securities sold under agreements to repurchase at either December 31, 2014 or 2013.
Other Long-Term Debt
The table below summarizes our other long-term debt.
Table 8.2 — Other Long-Term Debt

	December 31, 2014				December 31, 2013
	Contractual Maturity	Par Value	Carrying Amount(1)	Weighted Average Effective Rate	Par Value	Carrying Amount(1)	Weighted Average Effective Rate
	(dollars in millions)
Other long-term debt:
Other senior debt:
Fixed-rate:
Medium-term notes — callable	2015 - 2037	$98,860	$98,856	1.35%	$101,190	$101,236	1.51%
Medium-term notes — non-callable	2015 - 2028	20,059	20,383	0.86	37,878	38,107	0.99
U.S. dollar Reference Notes securities — non-callable	2015 - 2032	151,701	151,751	2.80	190,371	190,406	2.71
€Reference Notes securities — non-callable		—	—		528	529	4.38
Variable-rate:
Medium-term notes — callable	2015 - 2029	7,210	7,210	2.00	6,001	6,001	1.66
Medium-term notes — non-callable	2015 - 2026	23,971	23,971	0.19	18,533	18,533	0.22
STACR	2023 - 2024	5,896	5,820	3.16	1,107	1,155	4.29
Zero-coupon:
Medium-term notes — callable	2037	1,000	264	6.17	1,200	311	5.82
Medium-term notes — non-callable	2015 - 2039	10,109	6,739	2.53	12,217	8,334	3.08
Hedging-related basis adjustments		N/A	34		N/A	41
Total other senior debt		318,806	315,028		369,025	364,653
Other subordinated debt:
Fixed-rate	2016 - 2018	221	219	6.60	221	218	6.60
Zero-coupon	2019	332	203	10.51	332	184	10.51
Total other subordinated debt		553	422		553	402
Total other long-term debt		$319,359	$315,450	2.02%	$369,578	$365,055	2.08%

(1)	Includes $5.8 billion and $2.6 billion, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected at December 31, 2014 and 2013.
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

185	Freddie Mac

Guarantee Transactions). Debt securities of consolidated trusts held by third parties are prepayable as the loans that collateralize the debt may prepay without penalty at any time.
The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.
Table 8.3 — Debt Securities of Consolidated Trusts Held by Third Parties

	December 31, 2014				December 31, 2013
	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)
	(dollars in millions)				(dollars in millions)
Single-family:
30-year or more, fixed-rate	2015 - 2053	$1,018,357	$1,047,302	4.04%	2014 - 2052	$969,270	$993,683	4.14%
20-year fixed-rate	2015 - 2035	71,545	73,764	3.74	2014 - 2034	75,910	78,252	3.81
15-year fixed-rate	2015 - 2030	266,117	272,538	3.13	2014 - 2029	270,513	277,018	3.23
Adjustable-rate	2015 - 2047	65,082	66,518	2.62	2014 - 2047	60,683	61,830	2.64
Interest-only	2026 - 2041	17,474	17,524	3.29	2026 - 2041	21,352	21,390	3.70
FHA/VA	2015 - 2044	1,226	1,250	5.42	2014 - 2041	1,284	1,303	5.67
Total single-family		1,439,801	1,478,896			1,399,012	1,433,476
Multifamily(2)	2017 - 2019	524	577	4.93	2018 - 2019	444	508	4.96
Total debt securities of consolidated trusts held by third parties		$1,440,325	$1,479,473			$1,399,456	$1,433,984

(1)	The effective rate for debt securities of consolidated trusts held by third parties was 3.19% and 3.39% as of December 31, 2014 and 2013, respectively.

(2)	Carrying amount includes interest-only securities recorded at fair value.
The table below summarizes the contractual maturities of other long-term debt securities and debt securities of consolidated trusts held by third parties at December 31, 2014.
Table 8.4 — Contractual Maturity of Other Long-Term Debt and Debt Securities of Consolidated Trusts Held by Third Parties

Annual Maturities	Par Value
(in millions)
Other long-term debt:
2015	$58,841
2016	72,503
2017	77,482
2018	30,850
2019	30,671
Thereafter	49,012
Debt securities of consolidated trusts held by third parties(1)	1,440,325
Total	1,759,684
Net discounts, premiums, hedge-related and other basis adjustments(2)	35,239
Total debt securities of consolidated trusts held by third parties and other long-term debt	$1,794,923

(1)	Contractual maturities of debt securities of consolidated trusts held by third parties may not represent expected maturity as they are prepayable at any time without penalty.

(2)	Other basis adjustments primarily represent changes in fair value attributable to instrument-specific credit risk.
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
NOTE 9: DERIVATIVES
Use of Derivatives
We use derivatives primarily to manage the interest rate risk associated with our investments in financial assets and related liabilities. We analyze the interest-rate sensitivity of financial assets and liabilities on a daily basis across a variety of interest-rate scenarios based on market prices, models and economics. We use derivatives to hedge interest-rate sensitivity mismatches between our assets and liabilities. For example, if rates increase and the duration of our assets extends more than the duration of our liabilities, we would rebalance our interest-rate exposure by entering into pay-fixed interest-rate swaps or

186	Freddie Mac

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
Derivative Assets and Liabilities at Fair Value
The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.

187	Freddie Mac

Table 9.1 — Derivative Assets and Liabilities at Fair Value

	December 31, 2014			December 31, 2013
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging
Interest-rate swaps:
Receive-fixed	$205,219	$5,243	$(487)	$281,727	$4,475	$(2,438)
Pay-fixed	213,325	408	(12,829)	242,597	5,540	(10,879)
Basis (floating to floating)	300	2	—	300	4	—
Total interest-rate swaps	418,844	5,653	(13,316)	524,624	10,019	(13,317)
Option-based:
Call swaptions
Purchased	56,390	3,315	—	59,290	2,373	—
Written	10,660	—	(90)	5,945	—	(201)
Put Swaptions
Purchased	22,125	179	—	33,410	698	—
Written	3,560	—	(9)	—	—	—
Other option-based derivatives(1)	19,733	730	(28)	23,365	1,041	(3)
Total option-based	112,468	4,224	(127)	122,010	4,112	(204)
Futures	40,263	—	—	50,270	—	—
Foreign-currency swaps	—	—	—	528	39	—
Commitments	27,054	40	(79)	18,731	61	(69)
Credit derivatives	5,207	27	(11)	5,386	—	(6)
Swap guarantee derivatives	3,204	—	(27)	3,477	—	(31)
Total derivatives not designated as hedging instruments	607,040	9,944	(13,560)	725,026	14,231	(13,627)
Derivative interest receivable (payable)		817	(1,500)		1,243	(1,835)
Netting adjustments(2)		(9,939)	13,097		(14,411)	15,282
Total derivative portfolio, net	$607,040	$822	$(1,963)	$725,026	$1,063	$(180)

(1)	Primarily includes purchased interest-rate caps and floors and options on Treasury futures.

(2)	Represents counterparty netting and cash collateral netting. Net cash collateral posted was $3.2 billion and $871 million at December 31, 2014 and 2013, respectively.
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
Gains and Losses on Derivatives
The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, reported in our consolidated statements of comprehensive income as derivate gains (losses).

188	Freddie Mac

Table 9.2 — Gains and Losses on Derivatives

Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging	Derivative Gains (Losses)
	Year Ended December 31,
	2014	2013	2012
	(in millions)
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(1)	$(21)	$(33)
U.S. dollar denominated	4,074	(10,400)	2,686
Total receive-fixed swaps	4,073	(10,421)	2,653
Pay-fixed	(11,366)	19,021	(2,865)
Basis (floating to floating)	(1)	(2)	8
Total interest-rate swaps	(7,294)	8,598	(204)
Option based:
Call swaptions
Purchased	2,355	(2,547)	1,365
Written	(168)	546	(38)
Put swaptions
Purchased	(1,006)	(8)	(273)
Written	8	—	6
Other option-based derivatives(1)	248	(413)	190
Total option-based	1,437	(2,422)	1,250
Futures	(54)	21	12
Foreign-currency swaps	(7)	30	(8)
Commitments	239	(131)	298
Credit derivatives	8	(3)	—
Swap guarantee derivatives	8	9	7
Other	(3)	(3)	(1)
Subtotal	(5,666)	6,099	1,354
Accrual of periodic settlements:
Receive-fixed interest-rate swaps	3,033	3,764	3,511
Pay-fixed interest-rate swaps	(5,660)	(7,233)	(7,318)
Foreign-currency swaps	—	—	4
Other	2	2	1
Total accrual of periodic settlements	(2,625)	(3,467)	(3,802)
Total	$(8,291)	$2,632	$(2,448)

(1)	Primarily includes purchased interest-rate caps and floors and options on Treasury futures.
Hedge Designation of Derivatives
At December 31, 2014 and 2013, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are included in AOCI until the related forecasted transaction affects earnings or is determined to be probable of not occurring. Amounts reclassified from AOCI linked to interest payments on other debt are recorded in other debt interest expense and amounts not linked to interest payments on other debt are recorded in expense related to derivatives. In the years ended December 31, 2014 and 2013, we reclassified from AOCI into earnings, losses of $303 million and $460 million, respectively, related to closed cash flow hedges. See “NOTE 11: STOCKHOLDERS’ EQUITY — Accumulated Other Comprehensive Income — Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges” for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
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

189	Freddie Mac

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
Collateral posted by a derivative counterparty is typically in the form of cash, although U.S. Treasury securities and Freddie Mac mortgage-related securities may also be posted. In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or to sell the collateral and transfer the proceeds to us. At December 31, 2014 and 2013, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
Our net uncollateralized exposure to derivative counterparties for OTC interest-rate swap, option-based, and foreign-currency swap derivatives was $174 million and $188 million at December 31, 2014 and 2013, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on December 31, 2014, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $174 million. Three counterparties each accounted for greater than 10% and collectively accounted for 81% of our net uncollateralized exposure to derivative counterparties, excluding cleared and exchange-traded derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives at December 31, 2014. All three of these counterparties, JP Morgan Chase Bank, Barclays Bank PLC, and UBS AG, were rated “A” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of December 31, 2014.
Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to the central clearing requirement. Our exposure to cleared and exchange-traded derivatives was $128 million and $382 million as of December 31, 2014 and 2013, respectively, which includes consideration of the cash collateral that has been posted for initial and variation margin. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. We post initial and variation margin in connection with our cleared and exchange-traded derivatives. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “— Collateral Pledged.”
The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $40 million and $61 million at December 31, 2014 and 2013, respectively. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization.
The table below displays information related to derivatives and securities purchased under agreements to resell on our consolidated balance sheets.

190	Freddie Mac

Table 10.1 — Offsetting of Financial Assets and Liabilities

	December 31, 2014
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate swaps and option-based derivatives	$10,315	$(9,688)	$627	$(453)	$174
Cleared and exchange-traded derivatives	379	(251)	128	—	128
Other	67	—	67	—	67
Total derivatives	10,761	(9,939)	822	(453)	369
Securities purchased under agreements to resell	51,903	—	51,903	(51,903)	—
Total	$62,664	$(9,939)	$52,725	$(52,356)	$369
Liabilities:
Derivatives:
Over-the-counter interest-rate swaps and option-based derivatives	$(10,666)	$8,845	$(1,821)	$1,743	$(78)
Cleared and exchange-traded derivatives	(4,277)	4,252	(25)	—	(25)
Other	(117)	—	(117)	—	(117)
Total	$(15,060)	$13,097	$(1,963)	$1,743	$(220)

	December 31, 2013
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$13,886	$(13,266)	$620	$(432)	$188
Cleared and exchange-traded derivatives	1,527	(1,145)	382	—	382
Other	61	—	61	—	61
Total derivatives	15,474	(14,411)	1,063	(432)	631
Securities purchased under agreements to resell	62,383	—	62,383	(62,383)	—
Total	$77,857	$(14,411)	$63,446	$(62,815)	$631
Liabilities:
Derivatives:
Over-the-counter interest-rate and foreign-currency swaps, and option-based derivatives	$(14,616)	$14,545	$(71)	$—	$(71)
Cleared and exchange-traded derivatives	(737)	737	—	—	—
Other	(109)	—	(109)	—	(109)
Total	$(15,462)	$15,282	$(180)	$—	$(180)

(1)	For derivatives, includes cash collateral posted or held in excess of exposure.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us with an aggregate fair value of $2.3 billion and $0.6 billion as of December 31, 2014 and 2013, respectively.

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

191	Freddie Mac

We had cash and cash equivalents pledged to us related to OTC derivative instruments of $2.1 billion and $1.9 billion at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, we had $453 million and $432 million, respectively, of collateral in the form of securities pledged to and held by us related to OTC derivative instruments. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. In addition, we had $0 million and $646 million of cash pledged to us related to cleared derivatives at December 31, 2014 and 2013, respectively.
Also, at December 31, 2014 and 2013, we had $0 billion and $5 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.
We did not hold any federal funds sold at December 31, 2014 and 2013.
Collateral Pledged by Freddie Mac
We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The amount of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2014, was $3.0 billion for which we posted cash and non-cash collateral of $3.0 billion in the normal course of business. Since we were fully collateralized as of December 31, 2014, we would not have been required to post additional collateral on that day if the credit-risk-related contingent features underlying these agreements were triggered.
The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge.
Table 10.2 — Collateral in the Form of Securities Pledged

	December 31, 2014	December 31, 2013
	(in millions)
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$2,539	$10,654
Available-for-sale securities	9	70
Trading securities	1,884	365
Total securities pledged	$4,432	$11,089

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge
At December 31, 2014, we pledged securities with the ability of the secured party to repledge of $4.4 billion in connection with derivatives and securities transactions.
At December 31, 2013, we pledged securities with the ability of the secured party to repledge of $11.1 billion, of which $10.5 billion was collateral posted in connection with our secured uncommitted intraday line of credit with a third party. This line of credit expired in July 2014. Of the remainder at December 31, 2013, we pledged $0.6 billion in connection with derivative transactions.
Cash Pledged
At December 31, 2014, we pledged $5.4 billion of collateral in the form of cash and cash equivalents, of which $1.2 billion related to our OTC derivative agreements as we had $3.0 billion of such derivatives in a net loss position. The remaining $4.2 billion was posted at clearing members or clearinghouses in connection with derivatives and securities transactions at December 31, 2014.
At December 31, 2013, we pledged $3.4 billion of collateral in the form of cash and cash equivalents, of which $3.2 billion related to our OTC derivative agreements as we had $3.2 billion of such derivatives in a net loss position. The remaining $275 million was posted at clearing members or clearinghouses in connection with derivatives and securities transactions at December 31, 2013.
NOTE 11: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The table below presents changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.

192	Freddie Mac

Table 11.1 — Changes in AOCI by Component, Net of Tax

	Year Ended December 31, 2014
	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$962	$(1,000)	$32	$(6)
Other comprehensive income before reclassifications(1)	2,087	—	(43)	2,044
Amounts reclassified from accumulated other comprehensive income	(503)	197	(2)	(308)
Changes in AOCI by component	1,584	197	(45)	1,736
Ending balance	$2,546	$(803)	$(13)	$1,730

	Year Ended December 31, 2013
	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$(1,444)	$(1,316)	$(178)	$(2,938)
Other comprehensive income before reclassifications(1)	2,659	—	169	2,828
Amounts reclassified from accumulated other comprehensive income	(253)	316	41	104
Changes in AOCI by component	2,406	316	210	2,932
Ending balance	$962	$(1,000)	$32	$(6)

(1)	For the years ended December 31, 2014 and 2013, net of tax expense of $1.1 billion and $1.4 billion, respectively, for AOCI related to available-for-sale securities.
Reclassifications from AOCI to Net Income
The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.
Table 11.2 — Reclassifications from AOCI to Net Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended December 31,		Year Ended December 31,		Affected Line Item in the Consolidated Statements of Comprehensive Income
	2014	2013	2014	2013
	(in millions)
AOCI related to available-for-sale securities
	$500	$717	$1,712	$1,899	Other gains (losses) on investment securities recognized in earnings
	(251)	(1,297)	(938)	(1,510)	Net impairment of available-for-sale securities recognized in earnings
	249	(580)	774	389	Total before tax
	(87)	203	(271)	(136)	Tax (expense) or benefit
	162	(377)	503	253	Net of tax
AOCI related to cash flow hedge relationships
	—	—	(2)	(5)	Interest expense — Other debt
	(71)	(95)	(301)	(455)	Expense related to derivatives
	(71)	(95)	(303)	(460)	Total before tax
	25	29	106	144	Tax (expense) or benefit
	(46)	(66)	(197)	(316)	Net of tax
AOCI related to defined benefit plans
	1	8	4	2	Salaries and employee benefits
	(1)	(43)	(2)	(43)	Tax (expense) or benefit
	—	(35)	2	(41)	Net of tax
Total reclassifications in the period	$116	$(478)	$308	$(104)	Net of tax

193	Freddie Mac

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges
As shown in “Table 11.1 — Changes in AOCI by Component, Net of Tax,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $0.8 billion and $1.0 billion at December 31, 2014 and 2013, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $166 million, net of taxes, of the $0.8 billion of cash flow hedge losses in AOCI at December 31, 2014 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 19 years.
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
Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as and if declared by our Board of Directors. Through December 31, 2012, the senior preferred stock accrued quarterly cumulative dividends at a rate of 10% per year. However, under the August 2012 amendment to the Purchase Agreement, the fixed dividend rate was replaced with a net worth sweep dividend beginning in the first quarter of 2013. Total dividends paid in cash during 2014, 2013, and 2012 at the direction of the Conservator were $19.6 billion, $47.6 billion, and $7.2 billion, respectively. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for a discussion of our net worth sweep dividend.
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
The table below provides a summary of our senior preferred stock outstanding at December 31, 2014.

194	Freddie Mac

Table 11.3 — Senior Preferred Stock

Draw Date	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
	(in millions, except initial liquidation preference price per share)
September 8, 2008	1.00	1.00	$1.00	$1,000	$1,000
November 24, 2008	—	—	—	N/A	13,800
March 31, 2009	—	—	—	N/A	30,800
June 30, 2009	—	—	—	N/A	6,100
June 30, 2010	—	—	—	N/A	10,600
September 30, 2010	—	—	—	N/A	1,800
December 30, 2010	—	—	—	N/A	100
March 31, 2011	—	—	—	N/A	500
September 30, 2011	—	—	—	N/A	1,479
December 30, 2011	—	—	—	N/A	5,992
March 30, 2012	—	—	—	N/A	146
June 29, 2012	—	—	—	N/A	19
Total, senior preferred stock	1.00	1.00	$1.00		$72,336

No cash was received from Treasury under the Purchase Agreement in 2014, because we had positive net worth at December 31, 2013, March 31, 2014, June 30, 2014, and September 30, 2014 and, consequently, FHFA did not request a draw on our behalf. At December 31, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Our quarterly senior preferred stock dividend is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds the applicable Capital Reserve Amount, which was established at $3 billion for 2013 and declines to zero in 2018. Based on our Net Worth Amount at December 31, 2014 and the Capital Reserve Amount of $1.8 billion in 2015, our dividend obligation to Treasury in March 2015 will be $851 million. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion and $72.3 billion as of December 31, 2014 and 2013, respectively. See “NOTE 18: REGULATORY CAPITAL” for additional information.
Common Stock Warrant
Pursuant to the Purchase Agreement described in “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS,” on September 7, 2008, we issued a warrant to purchase common stock to Treasury. The warrant was issued to Treasury in partial consideration of Treasury’s commitment to provide funds to us under the terms set forth in the Purchase Agreement.
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
We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock in our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the shares associated with the warrant are included in the computation of basic and diluted earnings (loss) per share. The weighted average shares of common stock outstanding for the years ended December 31, 2014, 2013, and 2012, respectively, included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
Preferred Stock
The table below provides a summary of our preferred stock outstanding at their redemption values at December 31, 2014. We have the option to redeem our preferred stock on specified dates, at their redemption price plus dividends accrued through the redemption date. However, without the consent of Treasury, we are restricted from making payments to purchase or redeem

195	Freddie Mac

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
Table 11.4 — Preferred Stock

	Issue Date	Shares Authorized	Shares Outstanding	Total Par Value	Redemption Price per Share	Total Outstanding Balance	Redeemable On or After	OTCQB Symbol
Preferred stock:		(in millions, except redemption price per share)
1996 Variable-rate(1)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FMCCI
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(2)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FMCKK
1998 Variable-rate(3)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FMCCG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FMCCH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(2)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(2)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FMCCK
1999 Variable-rate(4)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FMCCL
2001 Variable-rate(5)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FMCCM
2001 Variable-rate(6)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FMCCN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FMCCO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FMCCP
2001 Variable-rate(7)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FMCCJ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FMCKP
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(2)
2006 Variable-rate(8)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FMCCS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FMCCT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FMCKO
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FMCKM
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FMCKN
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FMCKL
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FMCKI
2007 Fixed-to-floating rate(9)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FMCKJ
Total, preferred stock		464.17	464.17	$464.17		$14,109

(1)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 9.00%.

(2)	Issued through private placement.

(3)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 7.50%.

(4)
Dividend rate resets on January 1 every five years after January 1, 2005 based on a five-year Constant Maturity Treasury rate, and is capped at 11.00%. Optional redemption on December 31, 2004 and on December 31 every five years thereafter.

(5)
Dividend rate resets on April 1 every two years after April 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.10%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every two years thereafter.

(6)	Dividend rate resets on April 1 every year based on 12-month LIBOR minus 0.20%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every year thereafter.

(7)
Dividend rate resets on July 1 every two years after July 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.20%, and is capped at 11.00%. Optional redemption on June 30, 2003 and on June 30 every two years thereafter.

(8)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 0.50% but not less than 4.00%.

(9)
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
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2014 and 2013, except for issuances of treasury stock as reported on our consolidated statements of equity relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. During 2014, restrictions lapsed on 6,610

196	Freddie Mac

restricted stock units. At December 31, 2014, 13,731 restricted stock units remained outstanding. There are no remaining restrictions on outstanding restricted stock units. In addition, there were 41,160 shares of restricted stock outstanding at both December 31, 2014 and 2013. No stock options were exercised and 457,430 stock options were forfeited or expired during 2014. At December 31, 2014, 359,005 stock options were outstanding.
For purposes of the earnings-per-share calculation, antidilutive potential common shares excluded from the computation of dilutive potential common shares were 494,227, 998,707, and 1,606,097 at December 31, 2014, 2013, and 2012, respectively.
Dividends Declared
No common dividends were declared in 2014. During the three months ended March 31, 2014, June 30, 2014, September 30, 2014, and December 31, 2014 we paid dividends of $10.4 billion, $4.5 billion, $1.9 billion, and $2.8 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 2014.
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
NOTE 12: INCOME TAXES
Income Tax (Expense) Benefit
The table below presents the components of our federal income tax (expense) benefit for 2014, 2013, and 2012. We are exempt from state and local income taxes.
Table 12.1 — Federal Income Tax (Expense) Benefit

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Current income tax (expense) benefit	$(1,028)	$(117)	$1,540
Deferred income tax (expense) benefit	(2,284)	23,422	(3)
Total income tax (expense) benefit	$(3,312)	$23,305	$1,537

Our income tax benefit for 2013 primarily relates to the release of the valuation allowance against our net deferred tax assets.
The table below presents a reconciliation between our federal statutory income tax rate and our effective tax rate for 2014, 2013 and 2012.
Table 12.2 — Reconciliation of Statutory to Effective Tax Rate

	Year Ended December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)
Statutory corporate tax rate	$(3,851)	35.0%	$(8,877)	35.0%	$(3,306)	35.0%
Tax-exempt interest	73	(0.7)	101	(0.4)	133	(1.4)
Tax credits	438	(4.0)	495	(2.0)	536	(5.7)
Valuation allowance:
Current year activity	—	—	5,156	(20.3)	2,637	(27.9)
Release of valuation allowance	—	—	26,369	(104.0)	—	—
Unrecognized tax benefits	—	—	—	—	1,205	(12.8)
Other	—	—	138	(0.5)	45	(0.5)
Total valuation allowance	—	—	31,663	(124.8)	3,887	(41.2)
Other	28	(0.2)	(77)	0.3	287	(3.0)
Effective tax rate	$(3,312)	30.1%	$23,305	(91.9)%	$1,537	(16.3)%

197	Freddie Mac

In 2014, our effective tax rate differed from the statutory rate of 35% primarily due to our recognition of low income housing tax credits. In 2013, our effective tax rate differed from the statutory rate primarily due to the release of the valuation allowance against our net deferred tax assets. In 2012, our effective tax rate differed from the statutory tax rate primarily due to the valuation allowance on a portion of our net deferred tax assets and the recognition of uncertain tax positions.
Deferred Tax Assets and Liabilities
The table below presents the balance of significant deferred tax assets and liabilities at December 31, 2014 and 2013.
Table 12.3 — Deferred Tax Assets and Liabilities

	2014	2013
	(in millions)
Deferred tax assets:
Deferred fees	$6,245	$5,035
Basis differences related to derivative instruments	7,059	6,946
Credit related items and allowance for loan losses	2,311	3,648
Basis differences related to assets held for investment(1)	1,902	—
LIHTC and AMT credit carryforward	3,465	3,997
Net operating loss carryforward	—	3,978
Other items, net	10	40
Total deferred tax assets	20,992	23,644
Deferred tax liabilities:
Basis differences related to assets held for investment(1)	—	(375)
Unrealized gains related to available-for-sale securities	(1,371)	(518)
Basis differences related to debt	(123)	(35)
Total deferred tax liabilities	(1,494)	(928)
Deferred tax assets, net	$19,498	$22,716

(1)	Includes a basis adjustment on seriously delinquent loans, which offsets a portion of the deferred tax asset for credit related items and the allowance for loan losses.
During 2013, we released our valuation allowance previously recorded on our net deferred tax asset.
As of December 31, 2014, we had a LIHTC carryforward of $3.0 billion that will expire over multiple years beginning in 2028. Our AMT credit carryforward of $433 million will not expire.
Valuation Allowance
On a quarterly basis, we determine whether a valuation allowance is necessary on our net deferred tax asset. In doing so, we consider all evidence available, both positive and negative, in determining whether, based on the weight of the evidence, it is more likely than not that the deferred tax assets will be realized. In conducting our assessment at December 31, 2014, we evaluated all available objective evidence including, but not limited to: (a) our three-year cumulative income position; (b) the trend of our financial and tax results; (c) the amount of taxable income reported in our 2013 federal income tax return; (d) our tax credit carryforward and the length of the carryforward period available to utilize this asset under current tax law; and (e) our access to capital under the agreements associated with conservatorship. Furthermore, we evaluated all available subjective evidence, including but not limited to: (a) difficulty in predicting unsettled circumstances related to the conservatorship; (b) our estimated 2014 taxable income; and (c) forecasts of future book and tax income. Our consideration of the evidence requires significant judgment regarding estimates and assumptions that are inherently uncertain, particularly about our future business structure and financial results.
We are not permitted to consider the impacts proposed legislation may have on our business operations or the mortgage industry in our analysis because the timing and certainty of those actions are unknown and beyond our control.
The positive evidence at December 31, 2014, that outweighed the negative evidence included the following:

•	Our three-year cumulative income position;

•	The 2013 taxable income reported in our federal tax return which was filed in 2014;

•	Our forecasted 2014 and future period taxable income;

•	Our LIHTC carryforwards do not begin to expire until 2028; and

•	The continuing positive trend in the housing market.
At December 31, 2014, we determined that the positive evidence related to the realizability of our deferred tax assets, particularly the evidence that was objectively verifiable, outweighed the negative evidence. Accordingly, we concluded that it is

198	Freddie Mac

more likely than not that our deferred tax assets will be realized and determined that a valuation allowance against our net deferred tax asset was not necessary at December 31, 2014.
On February 2, 2015, the Administration submitted the full year 2016 U.S. budget to Congress. Included within the budget is a proposal to reduce the top U.S. corporate tax rate. If enacted, a reduction in the corporate tax rate would result in a charge representing the reduction in the realizable value of our net deferred tax asset.
In future quarters we will continue to evaluate our ability to realize the net deferred tax asset. If evidence in future periods changes such that it is more likely than not that part or all of the net deferred tax asset will not be realized, we will reestablish a valuation allowance at that time.
Unrecognized Tax Benefits and IRS Examinations
We have evaluated all income tax positions and determined that there are no uncertain tax positions that require reserves as of December 31, 2014.
The IRS has examined our income tax returns for tax years 2008 through 2011. We are currently working with the IRS to finalize the stipulation of settled issues and closing agreement for years 1998 through 2010 related to our tax accounting method for certain hedging transactions, and expect that a final decision can be entered within the next 12 months. For additional information, see “NOTE 17: LEGAL CONTINGENCIES.”
We have accrued gross interest receivable of $535 million and $529 million as of December 31, 2014 and 2013, respectively, related to payments on account with the IRS. We anticipate refunds of accrued interest receivable upon final settlement of the Statutory Notices for the 1998 to 2005 tax years.
For a discussion of our significant accounting policies related to income taxes, please see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES."
NOTE 13: SEGMENT REPORTING
We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for additional information about the conservatorship.
We present Segment Earnings by: (a) reclassifying certain credit guarantee-related activities and investment-related activities between various line items on our GAAP consolidated statements of comprehensive income; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments. The reclassifications and the allocations are described below.
We do not consider our assets by segment when evaluating segment performance or allocating resources. We operate our business solely in the U.S. and its territories. Therefore, we do not generate any revenue from and do not have any long-lived assets other than financial instruments in geographic locations outside of the U.S. and its territories.
Segments
We have three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. The chart below provides a summary of our three reportable segments and the All Other category as of December 31, 2014. Certain immaterial changes were made to our Segment Earnings definitions in 2014. As reflected in the chart, certain activities that are not part of a reportable segment are included in the All Other category. The All Other category consists of material corporate level activities that are: (a) infrequent in nature; and (b) based on decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments reflect the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods.

199	Freddie Mac

Segment	Description	Activities/Items

Single-family Guarantee
The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase and guarantee single-family mortgage loans originated by our seller/servicers in the primary mortgage market and manage our seriously delinquent loans. In most instances, we use the mortgage securitization process to package the mortgage loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees. Segment Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront fees, less credit-related expenses, administrative expenses, allocated funding costs, and amounts related to net float benefits or expenses.
		•	Management and guarantee fees on PCs, including those retained by us, and single-family mortgage loans in the mortgage investments portfolio, inclusive of up-front credit delivery and buy-down fees
		•	Recognition and remittance to Treasury of guarantee fees resulting from the 10 basis point legislated increase
		•	Adjustments for the price performance of our PCs relative to comparable Fannie Mae securities
		•	Costs and recoveries of risk transfer transactions
		•	Credit losses on all single-family assets
		•	Guarantee buy-downs
		•	Expected net float income or expense on the single-family credit guarantee portfolio
		•	Tax expense/benefit and changes in the deferred tax asset valuation allowance (if any)
		•	Allocated debt costs, administrative expenses and taxes
		•	Representation and warranty settlements
Investments
The Investments segment reflects results from three primary activities: (a) managing the company’s mortgage-related investments portfolio, excluding Multifamily segment investments and single-family seriously delinquent loans; (b) managing the treasury function for the entire company, including funding and liquidity; and (c) managing interest-rate risk for the entire company. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans. Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses.
		•	Investments in mortgage-related securities and single-family performing mortgage loans
		•	All other traded instruments / securities, excluding CMBS and multifamily housing revenue bonds
		•	Debt issuances
		•	Interest rate risk management returns
		•	Guarantee buy-ups, net of execution gains / losses
		•	Cash and liquidity management
		•	Tax expense/benefit and changes in the deferred tax asset valuation allowance (if any)
		•	Allocated administrative expenses and taxes
		•	Non-agency mortgage-related securities settlements
Multifamily
The Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. Our primary business model is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. To a lesser extent, we provide guarantees of the payment of principal and interest on tax-exempt multifamily pass-through certificates backed by multifamily housing revenue bonds. In addition, we guarantee the payment of principal and interest on tax-exempt multifamily housing revenue bonds secured by low- and moderate-income multifamily mortgage loans. Segment Earnings for this segment consist primarily of returns on assets related to multifamily investment activities and management and guarantee fee income, less credit-related expenses, administrative expenses, and allocated funding costs.
		•	Multifamily mortgage loans held-for-sale and associated securitization activities
		•	Investments in CMBS, multifamily housing revenue bonds, and multifamily mortgage loans held-for-investment
		•	Allocated debt costs, administrative expenses and taxes
		•	Other guarantee commitments on multifamily housing revenue bonds
		•	Other Structured Securities of multifamily housing revenue bonds
		•	Tax expense/benefit and changes in the deferred tax asset valuation allowance (if any)
All Other	The All Other category consists of material corporate-level activities that are: (a) infrequent in nature; and (b) based on decisions outside the control of the management of our reportable segments.	•	Tax settlements, as applicable
		•	Legal settlements, as applicable
		•	Tax expense/benefit and changes in the deferred tax asset valuation allowance (if any), including the release of the deferred tax asset valuation allowance
		•	Termination of our pension plan
Segment Earnings
The financial performance of our Single-family Guarantee segment is measured based on its contribution to GAAP net income (loss). Our Investments segment and Multifamily segment are measured based on each segment's contribution to GAAP comprehensive income (loss), which consists of the sum of its contribution to: (a) GAAP net income (loss); and (b) GAAP total other comprehensive income (loss), net of taxes. Taxes for the reportable segments are generally calculated by applying our corporate annual effective tax rate to each segment's pre-tax income.
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

200	Freddie Mac

In 2014, we revised our inter-segment allocations between the Multifamily and the Investments segments for the Multifamily segment's investment securities and held-for-sale loans. As a result of this change, the Multifamily segment reflects the entire change in fair value of these assets in its financial results, and the Investments segment transfers the change in fair value of the derivatives associated with the Multifamily segment's investments securities and held-for-sale loans to the Multifamily segment. The purpose of this change is to better reflect the operations of the Multifamily segment on a stand-alone basis. Prior period results have been revised to conform with the current period presentation.
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

201	Freddie Mac

•
We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of buy-down fees and credit delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of December 31, 2014, the unamortized balance of buy-down fees was $0.3 billion and the unamortized balance of credit delivery fees was $0.7 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. These adjustments are necessary to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

•
We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts, as well as buy-up fees, on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of December 31, 2014, the unamortized balance of such premiums and discounts, net was $3.5 billion and the unamortized balance of buy-up fees was $0.4 billion. These adjustments are necessary to reflect the effective yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up fees.

Segment Allocations
The results of each reportable segment include directly attributable revenues and expenses. Administrative expenses that are not directly attributable to a segment are allocated to our segments using various methodologies, depending on the nature of the expense (i.e., semi-direct versus indirect). Net interest income for each segment includes allocated debt funding and hedging costs related to certain assets of each segment. The Investments segment manages the funding and interest rate risk for all business segments. In connection with this activity, the Investments segment transfers a cost to the other segments. The actual costs may vary relative to these intra-company transfers. In addition, the financial statement volatility associated with the use of derivatives to hedge certain assets outside the Investments segment is not fully allocated to other segments. These allocations do not include the effects of dividends paid on our senior preferred stock. The release of the deferred tax asset valuation allowance, termination of our pension plan, and legal and tax settlements, as applicable, are allocated to the All Other category.
The table below presents Segment Earnings by segment.
Table 13.1 — Summary of Segment Earnings and Comprehensive Income (Loss)

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$1,547	$5,796	$(164)
Investments	4,520	15,930	7,367
Multifamily	1,636	3,050	2,991
All Other	(13)	23,892	788
Total Segment Earnings, net of taxes	7,690	48,668	10,982
Net income	$7,690	$48,668	$10,982
Comprehensive income (loss) of segments:
Single-family Guarantee	$1,537	$5,845	$(227)
Investments	6,471	20,287	11,397
Multifamily	1,459	1,455	4,081
All Other	(41)	24,013	788
Comprehensive income of segments	9,426	51,600	16,039
Comprehensive income	$9,426	$51,600	$16,039

The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.

202	Freddie Mac

Table 13.2 — Segment Earnings and Reconciliation to GAAP Results

	Year Ended December 31, 2014
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
	(in millions)
Net interest income	$(111)	$2,966	$948	$—	$3,803	$9,825	$635	$10,460	$14,263
(Provision) benefit for credit losses	(982)	—	55	—	(927)	869	—	869	(58)
Non-interest income (loss):
Management and guarantee income(1)	5,172	—	254	—	5,426	(4,794)	(303)	(5,097)	329
Net impairment of available-for-sale securities recognized in earnings	—	(140)	—	—	(140)	(798)	—	(798)	(938)
Derivative gains (losses)	7	(5,158)	335	—	(4,816)	(3,475)	—	(3,475)	(8,291)
Gains (losses) on trading securities	—	(276)	58	—	(218)	—	—	—	(218)
Gains (losses) on mortgage loans	(139)	—	870	—	731	—	—	—	731
Other non-interest income	844	8,881	176	—	9,901	(1,627)	—	(1,627)	8,274
Non-interest expense:
Administrative expense	(1,170)	(437)	(274)	—	(1,881)	—	—	—	(1,881)
REO operations income (expense)	(205)	—	9	—	(196)	—	—	—	(196)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(775)	—	—	—	(775)	—	—	—	(775)
Other non-interest expense	(191)	(6)	(23)	(18)	(238)	—	—	—	(238)
Segment adjustments	(303)	635	—	—	332	—	(332)	(332)	—
Income tax (expense) benefit	(600)	(1,945)	(772)	5	(3,312)	—	—	—	(3,312)
Net income (loss)	1,547	4,520	1,636	(13)	7,690	—	—	—	7,690
Changes in unrealized gains (losses) related to available-for-sale securities	—	1,759	(175)	—	1,584	—	—	—	1,584
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	197	—	—	197	—	—	—	197
Changes in defined benefit plans	(10)	(5)	(2)	(28)	(45)	—	—	—	(45)
Total other comprehensive income (loss), net of taxes	(10)	1,951	(177)	(28)	1,736	—	—	—	1,736
Comprehensive income (loss)	$1,537	$6,471	$1,459	$(41)	$9,426	$—	$—	$—	$9,426

203	Freddie Mac

	Year Ended December 31, 2013
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
	(in millions)
Net interest income	$320	$3,525	$1,186	$—	$5,031	$10,400	$1,037	$11,437	$16,468
Benefit for credit losses	1,409	—	218	—	1,627	838	—	838	2,465
Non-interest income (loss):
Management and guarantee income(1)	4,930	—	206	—	5,136	(4,171)	(694)	(4,865)	271
Net impairment of available-for-sale securities recognized in earnings	—	(974)	(15)	—	(989)	(521)	—	(521)	(1,510)
Derivative gains (losses)	(3)	5,543	1,281	—	6,821	(4,189)	—	(4,189)	2,632
Gains (losses) on trading securities	—	(1,466)	(132)	—	(1,598)	—	—	—	(1,598)
Gains (losses) on mortgage loans	—	—	(336)	—	(336)	—	—	—	(336)
Other non-interest income	1,165	8,902	1,350	—	11,417	(2,357)	—	(2,357)	9,060
Non-interest expense:
Administrative expense	(1,025)	(523)	(257)	—	(1,805)	—	—	—	(1,805)
REO operations income (expense)	124	—	16	—	140	—	—	—	140
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(533)	—	—	—	(533)	—	—	—	(533)
Other non-interest expense (income)	(179)	349	(24)	(37)	109	—	—	—	109
Segment adjustments	(694)	1,037	—	—	343	—	(343)	(343)	—
Income tax (expense) benefit	282	(463)	(443)	23,929	23,305	—	—	—	23,305
Net income (loss)	5,796	15,930	3,050	23,892	48,668	—	—	—	48,668
Changes in unrealized gains (losses) related to available-for-sale securities	—	4,010	(1,604)	—	2,406	—	—	—	2,406
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	316	—	—	316	—	—	—	316
Changes in defined benefit plans	49	31	9	121	210	—	—	—	210
Total other comprehensive income (loss), net of taxes	49	4,357	(1,595)	121	2,932	—	—	—	2,932
Comprehensive income	$5,845	$20,287	$1,455	$24,013	$51,600	$—	$—	$—	$51,600

204	Freddie Mac

	Year Ended December 31, 2012
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
	(in millions)
Net interest income	$(147)	$5,726	$1,291	$—	$6,870	$9,942	$799	$10,741	$17,611
Benefit (provision) for credit losses	(3,168)	—	123	—	(3,045)	1,155	—	1,155	(1,890)
Non-interest income (loss):
Management and guarantee income(1)	4,389	—	151	—	4,540	(3,507)	(832)	(4,339)	201
Net impairment of available-for-sale securities recognized in earnings	—	(1,831)	(123)	—	(1,954)	(214)	—	(214)	(2,168)
Derivative gains (losses)	—	1,034	943	—	1,977	(4,425)	—	(4,425)	(2,448)
Gains (losses) on trading securities	—	(1,794)	120	—	(1,674)	—	—	—	(1,674)
Gains (losses) on mortgage loans	—	—	1,010	—	1,010	—	—	—	1,010
Other non-interest income	931	2,719	297	—	3,947	(2,951)	—	(2,951)	996
Non-interest expense:
Administrative expense	(890)	(430)	(241)	—	(1,561)	—	—	—	(1,561)
REO operations income (expense)	(62)	—	3	—	(59)	—	—	—	(59)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(108)	—	—	—	(108)	—	—	—	(108)
Other non-interest expense	(285)	(1)	(129)	(50)	(465)	—	—	—	(465)
Segment adjustments	(832)	799	—	—	(33)	—	33	33	—
Income tax (expense) benefit	8	1,145	(454)	838	1,537	—	—	—	1,537
Net income (loss)	(164)	7,367	2,991	788	10,982	—	—	—	10,982
Changes in unrealized gains (losses) related to available-for-sale securities	—	3,666	1,103	—	4,769	—	—	—	4,769
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	414	—	—	414	—	—	—	414
Changes in defined benefit plans	(63)	(50)	(13)	—	(126)	—	—	—	(126)
Total other comprehensive income (loss), net of taxes	(63)	4,030	1,090	—	5,057	—	—	—	5,057
Comprehensive income (loss)	$(227)	$11,397	$4,081	$788	$16,039	$—	$—	$—	$16,039

(1)	Management and guarantee income is included in other income on our GAAP consolidated statements of comprehensive income.
NOTE 14: FINANCIAL GUARANTEES
We provide financial guarantees to securitization trusts that issue mortgage-related securities backed by single-family mortgage loans, which we consolidate. During the years ended December 31, 2014 and 2013, we issued approximately $257.2 billion and $425.6 billion, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). For guarantees to consolidated securitization trusts, our exposure to these guarantees is generally the UPB of the loans recorded on our consolidated balance sheets.
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

205	Freddie Mac

Table 14.1 — Financial Guarantees

	December 31, 2014			December 31, 2013
	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
	(dollars in millions, terms in years)
Non-consolidated Freddie Mac securities	$87,529	$861	39	$71,809	$731	40
Other guarantee commitments	26,147	772	39	29,160	791	36
Derivative instruments	21,336	154	31	9,856	239	32

(1)
The maximum exposure represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. The maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are included within the maximum exposure of non-consolidated Freddie Mac securities and other guarantee commitments.

(2)
For non-consolidated Freddie Mac securities and other guarantee commitments, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $126 million and $111 million as of December 31, 2014 and 2013, respectively, and is included within other liabilities on our consolidated balance sheets.

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
During 2014 and 2013, we issued approximately $18.5 billion and $23.7 billion, respectively, in UPB of Other Guarantee Transactions, all of which were backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.
For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee.
Other Guarantee Commitments
We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During 2014 and 2013, we issued and guaranteed $2.6 billion and $9.9 billion, respectively, in UPB of long-term standby commitments. These long-term standby commitments totaled $16.5 billion and $19.2 billion in UPB at December 31, 2014 and December 31, 2013, respectively. Periodically, certain of our customers seek to terminate long-term standby commitments and simultaneously enter into guarantor swap transactions to obtain our PCs backed by many of the same mortgage loans.
We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.3 billion and $9.1 billion in UPB at December 31, 2014 and December 31, 2013, respectively. In addition, as of December 31, 2014 and December 31, 2013, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $0.4 billion and $0.9 billion, respectively.
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

206	Freddie Mac

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
Other Indemnifications
In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See “NOTE 17: LEGAL CONTINGENCIES” for further information on ongoing litigation. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at December 31, 2014 and 2013.
As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be remarketed. Any such advances are treated as loans and are secured by a pledge to us of the repurchased securities until the securities are remarketed. No advances under these liquidity guarantees were outstanding at December 31, 2014 and 2013.
NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS
Single-Family Credit Guarantee Portfolio
The table below summarizes the concentration by year of origination and geographic area of the approximately $1.7 trillion UPB of our single-family credit guarantee portfolio at both December 31, 2014 and 2013. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES,” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.

207	Freddie Mac

Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	December 31, 2014		December 31, 2013		Percent of Credit Losses(1) Twelve Months Ended
	Percentage of Portfolio(1)	Serious Delinquency Rate	Percentage of Portfolio(1)	Serious Delinquency Rate	December 31, 2014	December 31, 2013
Year of Origination
2014	12%	0.02%	N/A	N/A	—%	N/A
2013	16	0.06	16%	0.01%	—	—%
2012	14	0.09	16	0.04	—	—
2011	6	0.26	8	0.18	—	—
2010	6	0.46	7	0.39	1	1
2009	6	0.92	7	0.88	2	2
Subtotal - New single-family book	60	0.24	54	0.24	3	3
HARP and other relief refinance loans(2)	20	0.75	21	0.64	8	7
2005 to 2008 Legacy single-family book	13	7.59	16	8.77	81	81
Pre-2005 Legacy single-family book	7	3.10	9	3.24	8	9
Total	100%	1.88%	100%	2.39%	100%	100%
Region(3)
West	29%	1.23%	28%	1.73%	13%	24%
Northeast	26	2.81	26	3.23	26	15
North Central	17	1.48	18	1.81	22	23
Southeast	16	2.40	16	3.42	35	35
Southwest	12	1.16	12	1.36	4	3
Total	100%	1.88%	100%	2.39%	100%	100%
State
Arizona, California, Florida, and Nevada(4)	26%	1.91%	26%	3.01%	36%	47%
Illinois, Michigan, and Ohio(5)	10	1.70	11	2.11	17	19
New York and New Jersey(6)	9	4.62	9	5.11	11	3
All other	55	1.53	54	1.85	36	31
Total	100%	1.88%	100%	2.39%	100%	100%

(1)	Within these columns, "—" represents less than 0.5%.

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

(4)	Represents the four states that had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured using Freddie Mac’s home price index.

(5)	Represents selected states in the North Central region that have experienced adverse economic conditions since 2006.

(6)	Represents two states with a judicial foreclosure process in which there are a significant number of seriously delinquent loans within our single-family credit guarantee portfolio.
Credit Performance of Certain Higher Risk Single-Family Loan Categories
Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. However, there is no universally accepted definition of subprime or Alt-A. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009, we continued to purchase certain amounts of these mortgages in cases where the loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance initiative; or (c) in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as Alt-A in the table below because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred.
Although we do not categorize single-family mortgage loans we purchase or guarantee as prime or subprime, we recognize that there are a number of mortgage loan types with certain characteristics that indicate a higher degree of credit risk.

208	Freddie Mac

For example, a borrower’s credit score is a useful measure for assessing the credit quality of the borrower. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores.
Presented below is a summary of the serious delinquency rates of certain higher-risk categories (based on characteristics of the loan at origination) of single-family loans in our single-family credit guarantee portfolio based on UPB. The table includes a presentation of each higher-risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%). Loans with a combination of these attributes will have an even higher risk of delinquency than those with an individual attribute.
Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(2)		Serious Delinquency Rate
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Interest-only	2%	2%	9.36%	12.51%
Option ARM(3)	—	—	9.87	12.30
Alt-A	3	3	8.53	10.06
Original LTV ratio greater than 90%(4)	16	16	2.58	3.22
Lower credit scores at origination (less than 620)	3	3	8.57	9.99

(1)	Excludes loans underlying certain Other Guarantee Transactions for which data was not available.

(2)	Within these columns, "—" represents less than 0.5%.

(3)
For reporting purposes, loans within the option ARM category continue to be reported in that category following modification, even though the modified loan no longer provides for optional payment provisions.

(4)	Includes HARP loans, which we are required to purchase as part of our participation in the MHA Program.
The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 6% and 10% at December 31, 2014 and 2013, respectively. An increase in the estimated current LTV ratio of a loan indicates that the borrower’s equity in the home has declined, and can negatively affect the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 9.06% and 9.94% as of December 31, 2014 and 2013, respectively. Loans in our 2005-2008 Legacy single-family book have been more affected by declines in home prices that have occurred since 2006 than loans originated in other years. Our 2005-2008 Legacy single-family book comprised approximately 13% of our single-family credit guarantee portfolio, based on UPB at December 31, 2014, and these loans accounted for approximately 81% of our credit losses during 2014.
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
Multifamily Mortgage Portfolio
The table below summarizes the concentration of multifamily mortgages in our multifamily mortgage portfolio by certain attributes based on UPB. Information presented for multifamily mortgage loans includes certain categories based on loan or borrower characteristics present at origination. The table includes a presentation of each category in isolation. A single loan may fall within more than one category (for example, a loan with an original LTV ratio greater than 80% may also have an original DSCR below 1.10).

209	Freddie Mac

Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	December 31, 2014		December 31, 2013
	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
	(dollars in billions)
State(2)
California	$23.2	—%	$22.4	0.03%
Texas	18.3	0.06	16.7	0.02
New York	12.1	—	11.4	0.12
Florida	10.0	—	9.3	0.28
Virginia	7.3	—	7.0	0.37
Maryland	7.2	—	6.7	—
All other states	65.2	0.07	59.3	0.08
Total	$143.3	0.04%	$132.8	0.09%
Region(3)
Northeast	$39.0	—%	$37.5	0.10%
West	36.3	—	33.8	0.07
Southwest	29.1	0.07	26.2	0.05
Southeast	26.7	0.09	24.1	0.16
North Central	12.2	0.06	11.2	0.07
Total	$143.3	0.04%	$132.8	0.09%
Other Categories(4)
Original LTV ratio greater than 80%	$6.1	0.04%	$5.6	0.19%
Original DSCR below 1.10	2.1	—	2.2	—

(1)	Based on mortgages two monthly payments or more delinquent or in foreclosure.

(2)	States presented have the highest aggregate UPB at December 31, 2014.

(3)	See endnote (3) to “Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio” for a description of these regions.

(4)	These categories are not mutually exclusive and a loan in one category may also be included within another category.
The amount of a borrower’s equity in the underlying property is one indicator of risk for mortgage loans in our multifamily mortgage portfolio. A borrower’s equity in a property decreases as the LTV ratio increases. Higher LTV ratios negatively affect a borrower’s ability to refinance or sell a property for an amount at or above the balance of the outstanding mortgage. The DSCR is another indicator of future credit performance. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely it is that a multifamily borrower will be able to continue servicing its mortgage obligation.
We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio greater than 100% was approximately 1% and 2% at December 31, 2014 and 2013, respectively, and our estimate of the current average DSCR for these loans was 1.05 and 0.95, respectively. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 2% and 3% at December 31, 2014 and 2013, respectively, and the average current LTV ratio of these loans was 91% and 95%, respectively. Our estimates of current DSCRs are based on the latest reported net operating income for these properties. Our estimates of the current LTV ratios are based on either values we receive from a third-party service provider or our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing, or in certain other circumstances where we deem it appropriate to reassess the property value. Although we use the latest reported financial results of our multifamily borrowers to estimate a property’s value, there may be a significant lag in reporting, which could be six months or more, as they complete their financial results in the normal course of business. Our internal estimates of property valuation are derived using techniques that include income capitalization, discounted cash flows, comparable sales, or replacement costs.
Seller/Servicers
We acquire a significant portion of our single-family mortgage purchase volume from several large sellers and we are exposed to the risk that we could lose purchase volume to the extent certain arrangements with these sellers are terminated. Our top 10 single-family sellers provided approximately 50% of our single-family purchase volume during 2014. Wells Fargo Bank, N.A. accounted for 13% of our single-family mortgage purchase volume and was the only single-family seller that comprised 10% or more of our purchase volume during 2014.

210	Freddie Mac

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our sellers and servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a mortgage after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide on the appeal. As of December 31, 2014 and 2013, the UPB of loans subject to our repurchase requests (seller and servicer related) issued to our single-family sellers and servicers was approximately $0.7 billion and $2.2 billion, respectively (these figures include repurchase requests for which appeals were pending). During 2014 and 2013 we recovered amounts that covered losses with respect to $2.0 billion and $5.6 billion, respectively, in UPB of loans subject to our repurchase requests.
During 2014, we entered into settlement agreements with certain counterparties to release specified loans from certain seller repurchase obligations in exchange for one-time cash payments, which totaled approximately $0.4 billion in aggregate. These agreements related to loans with $27.6 billion in aggregate principal amount (as of the dates of the respective agreements) and we recognized a benefit for credit losses of $0.3 billion included within our consolidated statement of comprehensive income during 2014 related to these agreements.
As of December 31, 2014, single-family loans with aggregate UPB of approximately $315.1 billion (representing 19% of our single-family credit guarantee portfolio) had been released from repurchase obligations primarily because either: (a) the mortgages are subject to negotiated agreements; or (b) the seller/servicers were no longer in business and their obligations have been discharged or a settlement amount was determined in bankruptcy or receivership proceedings.
At the direction of FHFA, Freddie Mac and Fannie Mae have revised their representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. The objective of the revised framework is to clarify lenders’ repurchase exposures and liability on future sales of mortgage loans to Freddie Mac and Fannie Mae. This framework does not affect seller/servicers’ obligations under their contracts with us with respect to loans sold to us prior to January 1, 2013. This framework also does not affect their obligation to service these loans in accordance with our servicing standards. Under this framework, sellers are relieved of certain repurchase obligations for loans that meet specific payment requirements. This includes, subject to certain exclusions, loans with 36 months (12 months for relief refinance mortgages) of consecutive, on-time payments after we purchase them. In May 2014, we announced changes to our representation and warranty framework for loans acquired on and after July 1, 2014. These changes relieve sellers of additional representations and warranties for these loans and provide relief for loans we have fully reviewed in our quality control process and determined to be acceptable. As of December 31, 2014, approximately 36% in UPB of loans in our single-family credit guarantee portfolio were purchased since January 1, 2013 and are subject to our revised representation and warranty framework.
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
We are also exposed to the risk that servicers might fail to service mortgages in accordance with our contractual requirements, resulting in increased credit losses. For example, our servicers have an active role in our loss mitigation efforts, including under the servicing alignment initiative and the MHA Program, and therefore, we have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. Since we do not have our own servicing operation, if our servicers lack appropriate controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected.
A significant portion of our single-family mortgage loans are serviced by several large servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 22% and 12%, respectively, of our single-family mortgage loans, and were the only servicers that serviced more than 10% of our loans, as of December 31, 2014. In recent years, there has been a shift in our servicing from depository institutions to non-depository specialty servicers that specialize in workouts of problem loans. Some of these non-depository specialty servicers have grown rapidly in recent years and now service a large share of our loans. As of both December 31, 2014 and 2013, approximately 10% of our total single-family credit guarantee portfolio was serviced by our three largest non-depository specialty servicers (including subsidiaries and/or affiliates of Ocwen Financial Corp., or Ocwen) , on a combined basis. Several of these non-depository specialty servicers also service a large share of the loans underlying our investments in non-agency mortgage-related securities. As of December 31, 2014, approximately 43% of our investments in single-family non-agency mortgage-related securities, based on UPB, were serviced by Ocwen, and it was the only non-depository specialty servicer who serviced 10% or more of the UPB underlying our investments in non-agency mortgage-related securities at that date.
Ocwen and its subsidiaries and/or affiliates have recently been the subject of significant adverse regulatory scrutiny, including in New York and California, and Ocwen’s credit rating and servicer rating have been downgraded. In December 2014, the New York State Department of Financial Services (NYDFS) entered into a consent order with Ocwen that provided

211	Freddie Mac

for, among other items, changes in Ocwen’s board of directors. Ocwen is not permitted to acquire additional mortgage servicing rights until it receives prior approval from the NYDFS, and meets certain conditions set forth in the consent agreement. In January 2015, the California Department of Business Oversight (CDBO) announced that it had entered into a settlement with Ocwen Loan Servicing, LLC related to the company’s failure to provide certain loan information to the regulator. Among other items, the settlement prohibits Ocwen Loan Servicing, LLC from acquiring any additional mortgage servicing rights for loans secured by properties in California until the CDBO determines the firm can fully respond in a timely manner to future requests for information.
As of December 31, 2014, approximately 14% of our investments in single-family non-agency mortgage-related securities, based on UPB, were serviced by JPMorgan Chase Bank, N.A.
We acquire our multifamily mortgage loans from a network of approved sellers. Our top two multifamily sellers, CBRE Capital Markets, Inc. and Berkadia Commercial Mortgage LLC, accounted for 20% and 15%, respectively, of our multifamily new business volume for 2014. Our top ten multifamily sellers represented an aggregate of approximately 84% of our multifamily new business volume for 2014.
A significant portion of our multifamily mortgage loans are serviced by several of our large customers. As of December 31, 2014 our top three multifamily servicers, Wells Fargo Bank, N.A., Berkadia Commercial Mortgage LLC, and CBRE Capital Markets, Inc., each serviced more than 10% of our multifamily mortgage portfolio, excluding K Certificates, and together serviced approximately 39% of this portfolio.
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
Mortgage Insurers
We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. We evaluate the recovery and collectability from insurance policies for mortgage loans that we hold for investment as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for additional information. As of December 31, 2014, mortgage insurers provided coverage with maximum loss limits of $58.9 billion, for $230.7 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both primary and pool insurance. Our top four mortgage insurer counterparties, Radian Guaranty Inc., United Guaranty Residential Insurance Company, Mortgage Guaranty Insurance Corporation, and Genworth Mortgage Insurance Corporation each accounted for more than 10% and collectively represented approximately 80% of our overall mortgage insurance coverage at December 31, 2014. Of our four largest counterparties, three are rated BB-, and one is rated BBB+, as of December 31, 2014, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent. PMI Mortgage Insurance Co. (PMI), Republic Mortgage Insurance Co. (RMIC), and Triad Guaranty Insurance Corp. (Triad) are no longer rated by either S&P or Moody’s because they are in rehabilitation or under regulatory supervision.
We received proceeds of $1.1 billion and $2.0 billion during 2014 and 2013, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.4 billion and $0.7 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of December 31, 2014 and 2013, respectively. The balance of these receivables, net of associated reserves, was approximately $0.3 billion and $0.5 billion at December 31, 2014 and 2013, respectively.
PMI and Triad are both in rehabilitation, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. In March 2014, PMI began paying valid claims 67% in cash and 33% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 55% in cash. In December 2013, Triad began paying valid claims 75% in cash and 25% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 60% in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers. As of December 31, 2014, we had cumulative unpaid deferred payment obligations of $0.4 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain.
RMIC is under regulatory supervision and is no longer issuing new insurance. In June 2014, RMIC announced that it would: (a) resume paying valid claims at 100% of the claim amount without further deferrals, effective with claims settled on

212	Freddie Mac

or after July 1, 2014, and (b) pay, in full, all deferred payment obligations outstanding as of June 30, 2014. In July 2014, we received RMIC's payment of all deferred payment obligations owed to us. Previously, RMIC had been paying all valid claims 60% in cash and 40% in deferred payment obligations.
It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
Bond Insurers
Bond insurance is a credit enhancement covering certain of the non-agency mortgage-related securities we hold. Some policies were acquired by the securitization trust that issued the securities we purchase, while others were acquired by us. At December 31, 2014, the maximum principal exposure to credit losses related to such policies was $6.8 billion. At December 31, 2014, our top four bond insurers, Ambac Assurance Corporation (Ambac), National Public Finance Guarantee Corp., Financial Guaranty Insurance Company (FGIC), and MBIA Insurance Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 92% of our total coverage.
In June 2012, a rehabilitation order was signed granting the Superintendent of Financial Services of the State of New York the authority to take possession and/or control of FGIC’s property and assets and to conduct FGIC’s business. In June 2013, FGIC’s plan of rehabilitation was approved under which permitted claims are paid 17% in cash and the remainder in deferred payment obligations.
In March 2010, Ambac established a segregated account for certain Ambac-insured securities, including some of those held by Freddie Mac. Upon the request of the Wisconsin Office of the Commissioner of Insurance, the Wisconsin circuit court put the segregated account into rehabilitation (i.e., a state insolvency proceeding). The Office of the Commissioner of Insurance subsequently filed a plan of rehabilitation with the court. In the third quarter of 2012, Ambac began making partial cash payments of 25% of the permitted amount of each policy claim. In 2013, Ambac began making supplemental payments, equal to all or a portion of the permitted policy claim, with respect to certain specified securities. In June 2014, an amended plan was approved by the court. The amended plan provided for Ambac to increase the amount of cash payments to 45% of the permitted amount of each policy claim, and Ambac made a one-time cash payment to us for claims that were previously settled for 25% in cash.
We expect to receive substantially less than full payment of our claims from Ambac and FGIC as these companies are either insolvent or in rehabilitation. We believe that we will also likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. We evaluate the expected recovery from primary bond insurance policies as part of our impairment analysis for our investments in securities. See “NOTE 7: INVESTMENTS IN SECURITIES” for further information on our investments in securities covered by bond insurance.
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
Our cash and other investment counterparties are primarily major institutions, Treasury, and the Federal Reserve Bank of New York. As of December 31, 2014 and 2013, including amounts related to our consolidated VIEs, there were $71.4 billion and $85.9 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; or (c) cash deposited with the Federal Reserve Bank of New York. As of December 31, 2014 these included:

•	$42.2 billion of securities purchased under agreements to resell with 15 counterparties that had short-term S&P ratings of A-1 or above;

•	$1.2 billion of securities purchased under agreements to resell with three counterparties that had short-term S&P ratings of A-2;

•
$8.6 billion of securities purchased under agreements to resell with four counterparties that do not have short-term S&P or other third-party credit ratings, but were evaluated under the company's counterparty credit risk system and were determined to be eligible for these transactions (by providing more than 100% in approved collateral);

•	$4.4 billion of cash equivalents invested in Treasury securities; and

•	$15.0 billion of cash deposited with the Federal Reserve Bank of New York (as a non-interest-bearing deposit).

213	Freddie Mac

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
In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against 18 corporate families of financial institutions and related defendants alleging securities laws violations and, in some cases, fraud. These lawsuits sought to recover losses and damages sustained by Freddie Mac and Fannie Mae as a result of their investments in certain non-agency mortgage-related securities issued or sold by, or backed by mortgages originated by, these financial institutions or control persons thereof. As of December 31, 2014, most of these lawsuits have been resolved through settlements. We and FHFA reached settlements with the following parties in these FHFA-filed lawsuits in 2014:

•	Morgan Stanley (February 2014)

•	Societe Generale (February 2014)

•	Credit Suisse Holdings (USA), Inc. (March 2014)

•	Bank of America Corporation (March 2014)

•	Barclays Bank PLC (April 2014)

•	First Horizon National Corporation (April 2014)

•	RBS Securities, Inc. (June 2014; resolved claims against RBS in FHFA's lawsuit against Ally Financial Inc.)

•	Goldman Sachs and Co. (August 2014)

•	HSBC North America Holdings, Inc. (September 2014)
At the direction of our Conservator, we are also working to enforce contractual rights of certain trusts with respect to the non-agency mortgage-related securities we hold, and have directed certain trustees to initiate litigation on behalf of certificate holders against several financial institutions for breach of contract claims. We reached a settlement with WMC Mortgage LLC in March 2014.
During 2014, we recognized $6.1 billion within non-interest income on our consolidated statements of comprehensive income from the settlements discussed above.
We have also been participating with other investors in non-agency mortgage-related securities in certain investor consortiums that seek to enforce certain claims relating to such securities. As discussed below, three settlements have been announced. Each of these settlements resolves certain claims with respect to a number of mortgage securitization trusts, including trusts in which we have investments. If an individual settlement is approved, we would expect to receive a benefit from the settlement for those covered securitizations that we hold at the time settlement proceeds are distributed to the trusts. Each settlement is subject to various conditions, and it is not possible to predict the timing or ultimate outcome of the approval process for any individual settlement, which could take substantial time. The settlements are as follows:

•
In April 2014, Citigroup Inc. announced a settlement to resolve certain claims with respect to a number of mortgage securitization trusts. In December 2014, the trustees of the securitizations filed suit in New York state court seeking approval of the settlement.

•
In November 2013, J.P. Morgan Chase & Co. announced a settlement to resolve certain claims with respect to a number of mortgage securitization trusts. In October 2014, the trustees of the securitizations filed suit in New York state court seeking approval of the settlement.

•
In June 2011, Bank of America Corporation, BAC Home Loans Servicing, LP, Countrywide Financial Corporation and Countrywide Home Loans, Inc. entered into a settlement agreement with The Bank of New York Mellon, as trustee, to resolve certain claims with respect to a number of Countrywide mortgage securitization trusts. In January 2014, a New York state court approved a significant portion of the settlement. An appeal of this decision is pending. There can be no assurance that final court approval of the entire settlement will be obtained.

See "Seller/Servicers" for information about specialty servicers that service mortgage loans underlying our non-agency mortgage-related securities.

214	Freddie Mac

Derivative Portfolio
Our use of cleared derivatives, exchange-traded derivatives, and OTC derivatives exposes us to institutional credit risk. The requirement that we post initial and variation margin in connection with exchange-traded derivatives and cleared derivatives exposes us to institutional credit risk in the event that our clearing members or the clearinghouses fail to meet their obligations. However, the use of exchange-traded derivatives and cleared derivatives mitigates our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open exchange-traded contracts and cleared derivatives are settled or collateralized daily via payments made through the clearinghouse. OTC derivatives, however, expose us to institutional credit risk to individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations.
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
Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis
The table below presents our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option, as of December 31, 2014 and 2013.

215	Freddie Mac

Table 16.1 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis

	December 31, 2014
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$34,868	$4,231	$—	$39,099
Fannie Mae	—	11,228	85	—	11,313
Ginnie Mae	—	195	4	—	199
CMBS	—	18,348	3,474	—	21,822
Subprime	—	—	20,589	—	20,589
Option ARM	—	—	5,649	—	5,649
Alt-A and other	—	16	5,027	—	5,043
Obligations of states and political subdivisions	—	—	2,198	—	2,198
Manufactured housing	—	—	638	—	638
Total available-for-sale securities, at fair value	—	64,655	41,895	—	106,550
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	16,542	927	—	17,469
Fannie Mae	—	5,867	232	—	6,099
Ginnie Mae	—	15	1	—	16
Other	—	167	4	—	171
Total mortgage-related securities	—	22,591	1,164	—	23,755
U.S. Treasury securities	6,682	—	—	—	6,682
Total trading securities, at fair value	6,682	22,591	1,164	—	30,437
Total investments in securities	6,682	87,246	43,059	—	136,987
Mortgage loans:
Held-for-sale, at fair value	—	12,130	—	—	12,130
Derivative assets, net:
Interest-rate swaps	—	5,653	—	—	5,653
Option-based derivatives	5	4,219	—	—	4,224
Other	—	40	27	—	67
Subtotal, before netting adjustments	5	9,912	27	—	9,944
Netting adjustments(1)	—	—	—	(9,122)	(9,122)
Total derivative assets, net	5	9,912	27	(9,122)	822
Other assets:
Guarantee asset, at fair value	—	—	1,626	—	1,626
All other, at fair value	—	—	5	—	5
Total other assets	—	—	1,631	—	1,631
Total assets carried at fair value on a recurring basis	$6,687	$109,288	$44,717	$(9,122)	$151,570
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$42	$—	$—	$42
Other debt, at fair value	—	5,820	—	—	5,820
Derivative liabilities, net:
Interest-rate swaps	—	13,316	—	—	13,316
Option-based derivatives	28	99	—	—	127
Other	—	80	37	—	117
Subtotal, before netting adjustments	28	13,495	37	—	13,560
Netting adjustments(1)	—	—	—	(11,597)	(11,597)
Total derivative liabilities, net	28	13,495	37	(11,597)	1,963
Total liabilities carried at fair value on a recurring basis	$28	$19,357	$37	$(11,597)	$7,825

216	Freddie Mac

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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

(1)
Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable. The net cash collateral posted was $3.2 billion and $871 million, respectively, at December 31, 2014 and 2013. The net interest receivable (payable) of derivative assets and derivative liabilities was $(0.7) billion and $(0.6) billion at December 31, 2014 and 2013, respectively, which was mainly related to interest rate swaps.

Changes in Fair Value Levels
We monitor the availability of observable market data to: (a) assess the appropriate classification of financial instruments within the fair value hierarchy; and (b) transfer assets and liabilities between Level 1, Level 2, and Level 3 accordingly.

217	Freddie Mac

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
For the year ended December 31, 2014, our transfers between Level 1 and Level 2 assets and liabilities were less than $1 million. For the year ended December 31, 2013, our transfers between Level 1 and Level 2 were $27 million for assets and $5 million for liabilities.
The table below presents a reconciliation of all assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013, including transfers into and out of Level 3 assets and liabilities. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities for the years ended December 31, 2014 and 2013. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

218	Freddie Mac

Table 16.2 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

	Year Ended December 31, 2014
		Realized and unrealized gains (losses)
	Balance, January 1, 2014	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, December 31, 2014	Unrealized gains (losses) still held
	in millions
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,939	$2	$71	$73	$5,742	$—	$(3,346)	$(138)	$3	$(42)	$4,231	$—
Fannie Mae	131	—	(2)	(2)	48	—	(59)	(29)	45	(49)	85	—
Ginnie Mae	12	—	—	—	—	—	(6)	(3)	1	—	4	—
CMBS	3,109	—	397	397	—	—	(1)	(31)	—	—	3,474	—
Subprime	27,499	(524)	2,778	2,254	—	—	(7,469)	(1,695)	—	—	20,589	(794)
Option ARM	6,574	(71)	232	161	—	—	(791)	(295)	—	—	5,649	(102)
Alt-A and other	8,706	111	158	269	—	—	(3,659)	(272)	—	(17)	5,027	(42)
Obligations of states and political subdivisions	3,495	1	71	72	1	—	(13)	(1,357)	—	—	2,198	—
Manufactured housing	684	—	28	28	—	—	—	(74)	—	—	638	—
Total available-for-sale mortgage-related securities	52,149	(481)	3,733	3,252	5,791	—	(15,344)	(3,894)	49	(108)	41,895	(938)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	343	8	—	8	2,282	95	(1,690)	(43)	—	(68)	927	11
Fannie Mae	221	(45)	—	(45)	79	—	—	(14)	21	(30)	232	(45)
Ginnie Mae	74	—	—	—	1	—	(70)	(4)	—	—	1	(2)
Other	8	(1)	—	(1)	—	—	—	(3)	—	—	4	(1)
Total trading mortgage-related securities	646	(38)	—	(38)	2,362	95	(1,760)	(64)	21	(98)	1,164	(37)
Other assets:
Guarantee asset(3)	1,611	(184)	—	(184)	—	427	—	(228)	—	—	1,626	(263)
All other, at fair value	9	(4)	—	(4)	—	—	—	—	—	—	5	(4)
Total other assets	1,620	(188)	—	(188)	—	427	—	(228)	—	—	1,631	(267)

		Realized and unrealized (gains) losses
	Balance, January 1, 2014	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, December 31, 2014	Unrealized (gains) losses still held
	(in millions)
Liabilities
Other debt, at fair value	$1,528	$(7)	$—	$(7)	$—	$—	$—	$(1,521)	$—	$—	$—	$—
Net derivatives(4)	325	(94)	—	(94)	—	—	—	60	—	(281)	10	(30)

219	Freddie Mac

	Year Ended December 31, 2013
		Realized and unrealized gains (losses)
	Balance, January 1, 2013	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, December 31, 2013	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,802	$2	$109	$111	$239	$—	$(86)	$(152)	$25	$—	$1,939	$—
Fannie Mae	163	—	(3)	(3)	—	—	—	(29)	—	—	131	—
Ginnie Mae	16	—	—	—	—	—	—	(4)	—	—	12	—
CMBS	3,429	6	(266)	(260)	—	—	(36)	(24)	—	—	3,109	—
Subprime	26,457	(1,260)	6,648	5,388	—	—	(403)	(3,943)	—	—	27,499	(1,258)
Option ARM	5,717	(61)	1,694	1,633	—	—	(75)	(701)	—	—	6,574	(58)
Alt-A and other	10,904	(128)	1,341	1,213	—	—	(2,001)	(1,410)	—	—	8,706	(179)
Obligations of states and political subdivisions	5,798	13	(188)	(175)	(10)	—	(533)	(1,585)	—	—	3,495	—
Manufactured housing	709	(1)	62	61	—	—	—	(86)	—	—	684	(1)
Total available-for-sale mortgage-related securities	54,995	(1,429)	9,397	7,968	229	—	(3,134)	(7,934)	25	—	52,149	(1,496)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,165	(50)	—	(50)	1,271	269	(1,476)	(64)	1	(773)	343	(53)
Fannie Mae	312	(42)	—	(42)	2	—	(2)	(25)	43	(67)	221	(42)
Ginnie Mae	92	(1)	—	(1)	3	—	—	(15)	—	(5)	74	(1)
Other	21	—	—	—	—	—	—	(3)	—	(10)	8	—
Total trading mortgage-related securities	1,590	(93)	—	(93)	1,276	269	(1,478)	(107)	44	(855)	646	(96)
Mortgage Loans
Held-for-sale, at fair value(5)	14,238	—	—	—	—	—	—	—	—	(14,238)	—	—
Other assets:
Guarantee asset(3)	1,029	4	—	4	—	688	—	(110)	—	—	1,611	4
All other, at fair value	114	30	—	30	—	—	(135)	—	—	—	9	7
Total other assets	1,143	34	—	34	—	688	(135)	(110)	—	—	1,620	11

		Realized and unrealized (gains) losses
	Balance, January 1, 2013	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, December 31, 2013	Unrealized (gains) losses still held
	(in millions)
Liabilities
Other debt, at fair value	$2,187	$11	$—	$11	$—	$1,130	$—	$(670)	$—	$(1,130)	$1,528	$4
Net derivatives(4)	47	301	—	301	—	12	—	(35)	—	—	$325	274

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

(2)
Transfers out of Level 3 during the year ended December 31, 2014 consist primarily of certain mortgage-related securities and certain derivatives due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Transfers into Level 3 during the year ended December 31, 2014 consist primarily of certain mortgage-related securities due to a lack of market activity and relevant price quotes from dealers and third-party pricing services.

(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of comprehensive income.

(4)	Amounts are prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

(5)
For held-for-sale mortgage loans with the fair value option elected, gains (losses) on fair value changes and from sales of mortgage loans are recorded in other income on our consolidated statements of comprehensive income.

220	Freddie Mac

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
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis at December 31, 2014 and 2013, respectively.
Table 16.3 — Assets on Our Consolidated Balance Sheets Measured at Fair Value on a Non-Recurring Basis

	December 31,
	2014				2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$80	$8,962	$9,042	$—	$—	$515	$515
REO, net(2)	—	—	1,665	1,665	—	—	1,837	1,837
Total assets measured at fair value on a non-recurring basis	$—	$80	$10,627	$10,707	$—	$—	$2,352	$2,352

(1)
Includes impaired single-family and multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance based on the fair value of the underlying collateral and held-for-sale multifamily mortgage loans where the fair value is below cost.

(2)
Represents the fair value of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $1.7 billion, less estimated costs to sell of $109 million (or approximately $1.6 billion) at December 31, 2014. The carrying amount of REO, net was written down to fair value of $1.8 billion, less estimated costs to sell of $118 million (or approximately $1.7 billion) at December 31, 2013.

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
In addition to performing the validation procedures noted above, ERM provides independent risk governance over all valuation processes by establishing and maintaining a corporate-wide valuation framework and control policy. ERM also independently reviews key judgments, methodologies, and valuation techniques to ensure compliance with established policies.
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

221	Freddie Mac

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

222	Freddie Mac

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
Single-family
The collateral is valued using our internal model that uses REO disposition, short sale and third-party sale values, combined with loan level characteristics using the repeat housing sales index to estimate the current fair value of the loan. The inputs used in the fair value measurement are the historical average sales proceeds and the repeat housing sales index. Significant increases (decreases) in the historical average sales proceeds per loan in isolation would result in significantly higher (lower) fair value measurements.

223	Freddie Mac

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
Option-based derivatives also include options on exchange-traded futures. See "— Other Derivatives" for more information.
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
The guarantee asset is classified as Level 3 as significant inputs used in the fair value measurement are unobservable.

224	Freddie Mac

All Other Assets and Liabilities
All other assets and, from time to time, other liabilities consist primarily of mortgage servicing rights. Mortgage servicing rights are valued using a discounted cash flow technique by a third-party vendor that specializes in valuing and brokering sales of mortgage servicing rights. Under this technique, the cash flows from the mortgage servicing rights are discounted based on estimated prepayment rates, estimated costs to service both performing and non-accrual loans, and estimated servicing income per loan (including ancillary income). The significant unobservable inputs used in the fair value measurement of mortgage servicing rights are the estimates of prepayment rates, costs to service per loan, and servicing income per loan. Significant increases (decreases) in cost to service per loan and prepayment rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in servicing income per loan in isolation would result in a significantly higher (lower) fair value measurement. Mortgage servicing rights are classified as Level 3 as significant inputs used in the fair value measurement are unobservable.
REO, Net
REO, net consists primarily of single-family REO. REO, net is initially measured at its fair value less costs to sell, and is subsequently measured at the lower of cost or fair value less costs to sell. REO, net is valued using an internal model and is classified as Level 3 as significant inputs used in the fair value measurement are unobservable.
Beginning in the third quarter of 2014, our internal model uses REO disposition prices combined with loan level characteristics using the repeat housing sales index to estimate the current fair value of the REO. This valuation technique is used to measure both the initial value of REO and the valuation of REO at the lower of cost or fair value, as necessary. The significant unobservable inputs used in the fair value measurement of REO, net are the historical sales proceeds per property and the repeat housing sales index. Significant increases (decreases) in the historical sales proceeds per property in isolation would result in significantly higher (lower) fair value measurement.
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
Debt Securities of Consolidated Trusts Held by Third Parties, at Fair Value
We elected the fair value option for interest-only debt securities of consolidated trusts held by third parties. These consist of a multifamily K Certificate where we are the primary beneficiary and certain REMICs. These are valued using either the median of external sources or a single external source (which may be the counterparty to the transaction) and are classified as Level 2 due to market pricing that is observable. See “Fair Value Option — Debt Securities of Consolidated Trusts Held by Third Parties” for additional information.
Other Debt, at Fair Value
We elected the fair value option on our STACR debt notes. Our STACR debt notes are valued using the median of external sources and are classified as Level 2 based on observable market prices. See “Fair Value Option — Other Debt” for additional information.
Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3) as of December 31, 2014 and 2013.

225	Freddie Mac

Table 16.4 — Quantitative Information about Recurring Level 3 Fair Value Measurements

	December 31, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac		$2,980	Discounted cash flows	OAS	(146) - 144 bps	83 bps
		375	Risk metric	Effective duration(1)	0.18 - 7.54 years	3.82 years
		143	Median of external sources	External pricing sources	$103.2 - $104.4	$103.8
		733	Other
Total Freddie Mac	$39,099	4,231
Fannie Mae		47	Median of external sources
		29	Discounted cash flows
		9	Other
Total Fannie Mae	11,313	85
Ginnie Mae		4	Discounted cash flows
Total Ginnie Mae	199	4
CMBS		2,726	Risk Metrics	Effective duration(1)	5.84 - 10.65 years	9.59 years
		748	Discounted cash flows	OAS	181 -766 bps	421 bps
Total CMBS	21,822	3,474
Subprime, option ARM, and Alt-A:
Subprime		18,789	Median of external sources	External pricing sources	$71.0 - $76.1	$73.5
		1,800	Other
Total subprime	20,589	20,589
Option ARM		5,205	Median of external sources	External pricing sources	$65.3 - $70.9	$67.9
		444	Other
Total option ARM	5,649	5,649
Alt-A and other		4,116	Median of external sources	External pricing sources	$83.0 - $86.2	$84.5
		911	Other
Total Alt-A and other	5,043	5,027
Obligations of states and political subdivisions		1,992	Median of external sources	External pricing sources	$101.3 - $101.9	$101.6
		206	Other
Total obligations of states and political subdivisions	2,198	2,198
Manufactured housing		515	Median of external sources	External pricing sources	$89.3 - $92.4	$91.0
		123	Single external source	External pricing source	$89.8 - $89.8	$89.8
Total manufactured housing	638	638
Total available-for-sale mortgage-related securities	106,550	41,895
Trading, at fair value
Mortgage-related securities
Freddie Mac		478	Discounted cash flows	OAS	(219) - 9,748 bps	169 bps
		320	Risk Metrics	Effective duration(1)	1.78 - 2.30 years	2.27 years
		129	Other
Total Freddie Mac	17,469	927
Fannie Mae		207	Discounted cash flows	OAS	(173) - 2,027 bps	204 bps
		25	Other
Total Fannie Mae	6,099	232
Ginnie Mae	16	1
Other		3	Median of external sources
		1	Discounted cash flows
Total other	171	4
Total trading mortgage-related securities	23,755	1,164
Total investments in securities	$130,305	$43,059
Other assets:
Guarantee asset, at fair value		$1,285	Discounted cash flows	OAS	17 - 202 bps	53 bps
		341	Median of external sources	External pricing sources	$10.0 - $21.2	$16.6
Total guarantee asset, at fair value	$1,626	1,626
All other, at fair value		5	Other
Total all other, at fair value	5	5
Total other assets	1,631	1,631
Liabilities
Net derivatives		10	Other
Total net derivatives	1,141	10

226	Freddie Mac

	December 31, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac		$1,547	Risk metric	Effective duration(1)	2.25 -5.17 years	2.44 years
		133	Single external source	External pricing source	$99.3 - $99.3	$99.3
		259	Other
Total Freddie Mac	$40,659	1,939
Fannie Mae		91	Single external source	External pricing source	$110.5 - $110.5	$110.5
		26	Median of external sources	External pricing sources	$104.1 - $105.3	$104.7
		14	Other
Total Fannie Mae	10,797	131
Ginnie Mae		6	Median of external sources
		6	Discounted cash flows
Total Ginnie Mae	167	12
CMBS		2,942	Single external source	External pricing source	$90.9 - $90.9	$90.9
		167	Other
Total CMBS	30,338	3,109
Subprime, option ARM, and Alt-A:
Subprime		25,367	Median of external sources	External pricing sources	$64.5 - $73.8	$68.7
		2,132	Other
Total subprime	27,499	27,499
Option ARM		4,995	Median of external sources	External pricing sources	$60.8 - $67.0	$64.4
		705	Discounted cash flows	OAS	461 - 944 bps	729 bps
		874	Other
Total option ARM	6,574	6,574
Alt-A and other		4,028	Single external source	External pricing source	$83.4 - $83.4	$83.4
		3,503	Median of external sources	External pricing sources	$72.5 - $79.1	$75.7
		1,175	Other
Total Alt-A and other	8,706	8,706
Obligations of states and political subdivisions		3,067	Median of external sources	External pricing sources	$98.7 - $99.7	$99.2
		428	Other
Total obligations of states and political subdivisions	3,495	3,495
Manufactured housing		577	Median of external sources	External pricing sources	$86.7 - $92.8	$89.7
		107	Other
Total manufactured housing	684	684
Total available-for-sale mortgage-related securities	128,919	52,149
Trading, at fair value
Mortgage-related securities
Freddie Mac		297	Discounted cash flows	OAS	(5) - 9,441 bps	364 bps
		46	Other
Total Freddie Mac	9,349	343
Fannie Mae		191	Discounted cash flows	OAS	(2,257) - 2,295 bps	199 bps
		30	Other
Total Fannie Mae	7,180	221
Ginnie Mae		74	Median of external sources
Total Ginnie Mae	98	74
Other		7	Single external source
		1	Other
Total other	141	8
Total trading mortgage-related securities	16,768	646
Total investments in securities	$145,687	$52,795

Other assets:
Guarantee asset, at fair value		$1,163	Discounted cash flows	OAS	16 - 202 bps	53 bps
		448	Median of external sources	External pricing sources	$11.6 - $25.4	$19.2
Total guarantee asset, at fair value	$1,611	1,611
All other, at fair value		9	Other
Total all other, at fair value	9	9
Total other assets	1,620	1,620
Liabilities
Other debt, at fair value		1,000	Single external source	External pricing source	$100.0 - $100.0	$100.0
		528	Median of external sources	External pricing sources	$100.0 - $100.1	$100.0
Total other debt recorded at fair value	2,683	1,528
Net derivatives		283	Single external source	External pricing source	$0.8 - $0.8	$0.8
		37	Discounted cash flows
		5	Other
Total net derivatives	(883)	325

(1)	Effective duration is used as a proxy to represent the aggregate impact of key rate durations.
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a non-recurring basis using unobservable inputs (Level 3) as of December 31, 2014 and 2013.

227	Freddie Mac

Table 16.5 — Quantitative Information about Non-Recurring Level 3 Fair Value Measurements

	December 31, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans	$8,962	$8,962
			Internal model	Historical sales proceeds	$3,000 - $896,519	$162,556
			Internal model	Housing sales index	38 - 294 bps	82 bps
			Third-party appraisal	Property value	$11 million - $44 million	$31 million
			Income capitalization(1)	Capitalization rates	6%- 9%	7%
REO, net(2)	$1,665	$1,665
			Internal model	Historical sales proceeds	$3,008 - $896,519	$154,165
			Internal model	Housing sales index	38 - 294 bps	82 bps

	December 31, 2013
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans	$515	$515
			Income capitalization(1)	Capitalization rates	6% - 9%	7%
			Third-party appraisal	Property value	$4 million - $44 million	$27 million
REO, net(2)	$1,837	$1,837	Internal model	Historical average sales proceeds per property by state	$17,500- $318,391	$105,508

(1)
The predominant valuation technique used for multifamily mortgage loans. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.

(2)	The national average REO disposition severity ratio for our REO properties was 34.7% and 36.5% for the years ended December 31, 2014 and 2013, respectively.
Fair Value of Financial Instruments
The table below presents the carrying value and estimated fair value of our financial instruments as of December 31, 2014 and 2013.

228	Freddie Mac

Table 16.6 — Fair Value of Financial Instruments

	December 31, 2014
		Fair Value
	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$10,928	$10,928	$—	$—	$—	$10,928
Restricted cash and cash equivalents	8,535	8,535	—	—	—	8,535
Federal funds sold and securities purchased under agreements to resell	51,903	—	51,903	—	—	51,903
Investments in securities:
Available-for-sale, at fair value	106,550	—	64,655	41,895	—	106,550
Trading, at fair value	30,437	6,682	22,591	1,164	—	30,437
Total investments in securities	136,987	6,682	87,246	43,059	—	136,987
Mortgage loans:
Mortgage loans held by consolidated trusts	1,558,094	—	1,387,412	197,896	—	1,585,308
Unsecuritized mortgage loans	142,486	—	22,305	119,157	—	141,462
Total mortgage loans	1,700,580	—	1,409,717	317,053	—	1,726,770
Derivative assets, net	822	5	9,912	27	(9,122)	822
Guarantee asset	1,626	—	—	1,837	—	1,837
Total financial assets	$1,911,381	$26,150	$1,558,778	$361,976	$(9,122)	$1,937,782
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,479,473	$—	$1,521,508	$1,364	$—	$1,522,872
Other debt	450,069	—	444,748	13,371	—	458,119
Total debt, net	1,929,542	—	1,966,256	14,735	—	1,980,991
Derivative liabilities, net	1,963	28	13,495	37	(11,597)	1,963
Guarantee obligation	1,623	—	—	3,127	—	3,127
Total financial liabilities	$1,933,128	$28	$1,979,751	$17,899	$(11,597)	$1,986,081

	December 31, 2013
		Fair Value
	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents(1)	$11,281	$11,281	$—	$—	$—	$11,281
Restricted cash and cash equivalents	12,265	12,264	1	—	—	12,265
Federal funds sold and securities purchased under agreements to resell	62,383	—	62,383	—	—	62,383
Investments in securities:
Available-for-sale, at fair value	128,919	—	76,770	52,149	—	128,919
Trading, at fair value	23,404	6,636	16,122	646	—	23,404
Total investments in securities	152,323	6,636	92,892	52,795	—	152,323
Mortgage loans:
Mortgage loans held by consolidated trusts	1,529,905	—	1,258,049	249,693	—	1,507,742
Unsecuritized mortgage loans	154,885	—	16,145	122,065	—	138,210
Total mortgage loans	1,684,790	—	1,274,194	371,758	—	1,645,952
Derivative assets, net	1,063	—	14,220	11	(13,168)	1,063
Guarantee asset	1,611	—	—	1,879	—	1,879
Total financial assets	$1,925,716	$30,181	$1,443,690	$426,443	$(13,168)	$1,887,146
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties(2)	$1,433,984	$—	$1,434,208	$2,690	$—	$1,436,898
Other debt	506,767	—	499,756	13,089	—	512,845
Total debt, net	1,940,751	—	1,933,964	15,779	—	1,949,743
Derivative liabilities, net	180	—	13,291	336	(13,447)	180
Guarantee obligation	1,522	—	—	3,067	—	3,067
Total financial liabilities	$1,942,453	$—	$1,947,255	$19,182	$(13,447)	$1,952,990

(1)
Includes a reclassification of $3.9 billion to the classification of previously disclosed amounts related to cash and cash equivalents between level 1 and level 2. This reclassification reflects a change in methodology and is not material to the financial statements.

(2)
Includes a reclassification of $1.7 billion to the classification of previously disclosed amounts related to debt securities of consolidated trusts held by third parties between level 2 and level 3. This reclassification reflects a correction of an error and is not material to the financial statements.

Valuation Techniques for Assets and Liabilities Not Measured on Our Consolidated Balance Sheets at Fair Value, but for Which the Fair Value is Disclosed

229	Freddie Mac

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
Mortgage Loans
Single-family and multifamily mortgage loans classified as held-for-investment are recorded at amortized cost. Certain held-for-investment single-family and multifamily mortgage loans are recorded at the fair value of the underlying collateral upon impairment. Multifamily held-for-sale mortgage loans are recorded at fair value due to the election of the fair value option.
Single-Family Loans
Determination of Principal Market
In determining the fair value of single-family mortgage loans, valuation outcomes can vary widely based on management judgments and decisions used in determining: (a) the principal market; (b) modeling assumptions, including default, severity, home prices, and risk premiums; and (c) inputs used to determine variables including risk premiums, credit costs, security pricing, and implied management and guarantee fees. Our principal markets include the GSE securitization market and the whole loan market. To determine the principal market, we considered the market with the greatest volume and level of activity and our ability to access that market. In the absence of a market with active trading, we determined the market that would maximize the amount we would receive upon sale. We determined that the principal market is the whole loan market for loans that: (a) are four or more months delinquent; (b) are in foreclosure; (c) have completed a loan modification but have not been current for at least 6 consecutive months; (d) have completed a loan modification and have a current LTV ratio greater than 125%; or (e) have been modified through a process that included forbearance on a portion of the outstanding balance. The total UPB of loans where the whole loan market is the principal market was approximately $72.0 billion and $101.2 billion as of December 31, 2014 and 2013, respectively. We determined that the principal market for all other loans, regardless of whether the loan is currently securitized or whether the loan is eligible for purchase under current underwriting standards, is the GSE securitization market. The total UPB of loans where the GSE securitization market is the principal market was approximately $1.6 trillion and $1.5 trillion as of December 31, 2014 and 2013, respectively.
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
GSE Securitization Market as Principal Market
Loans where we determine that the principal market is the GSE securitization market are valued using the build-up technique. Under the build-up technique, the fair value of single-family mortgage loans is based on the estimate of the price we would receive if we were to securitize the loans. These loans are valued by starting with benchmark security pricing for actively traded mortgage-related securities with similar characteristics, adjusting for the value of our management and guarantee fee, which is the compensation we receive for performing our management and guarantee activities, and our credit obligation related to performing our guarantee.
The security price is based on benchmark security pricing for similar actively traded mortgage-related securities, adjusted as necessary based on security characteristics. This security pricing process is consistent with our approach for valuing similar

230	Freddie Mac

securities retained in our investment portfolio or issued as debt to third parties. See “Valuation Techniques for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value — Investments in Securities.”
The management and guarantee fee is valued by estimating the present value of the cash flows related to our management and guarantee fee. The management and guarantee fees for the majority of our loans are valued using third-party dealer prices on hypothetical interest-only securities based on collateral characteristics from our single-family credit guarantee portfolio. For loans where third-party market data is not readily available, we use a discounted cash flow approach, leveraging the dealer prices received for the majority of our loans and including only those cash flows related to our management and guarantee fee.
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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends (currently scheduled for December 31, 2015), the beneficial pricing afforded to HARP loans will no longer be reflected in our delivery and guarantee fee pricing structure. If these benefits were not reflected in the pricing for these loans, the fair value of our mortgage loans would have decreased by $19.1 billion and $18.5 billion as of December 31, 2014 and 2013, respectively. The total fair value of the loans in our portfolio that reflects the pricing afforded to HARP loans as of December 31, 2014 and 2013 is $119.8 billion and $145.0 billion, respectively.
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

231	Freddie Mac

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
Other Debt
We elected the fair value option on our STACR debt notes to better reflect the economic offset that naturally results from the debt due to changes in interest rates. Fair value changes for debt for which we have elected the fair value option are recorded in other income in our consolidated statements of comprehensive income. Related interest expense continues to be reported as interest expense in our consolidated statements of comprehensive income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” for additional information about the measurement and recognition of interest expense on debt securities issued.
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option at December 31, 2014 and 2013.

232	Freddie Mac

Table 16.7 — Difference between Fair Value and Unpaid Principal Balance for Certain Financial Instruments with Fair Value Option Elected

	December 31,
	2014		2013
	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term
	(in millions)
Fair value	$12,130	$5,820	$8,727	$2,683
Unpaid principal balance	11,872	5,896	8,721	2,635
Difference	$258	$(76)	$6	$48
Changes in Fair Value under the Fair Value Option Election
We recorded gains (losses) of $0.9 billion, $(0.3) billion, and $1.0 billion for the years ended December 31, 2014, 2013, and 2012, respectively, from the change in fair value on multifamily held-for-sale mortgage loans recorded at fair value in other income in our consolidated statements of comprehensive income.
Gains (losses) on debt securities with the fair value option elected were $144 million, $(37) million, and $16 million for the years ended December 31, 2014, 2013, and 2012, respectively, and were recorded in other income in our consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for the years ended December 31, 2014, 2013, or 2012 for any assets or liabilities for which we elected the fair value option.
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
During 2014, we paid approximately $15 million for the advancement of legal fees and expenses of former officers pursuant to our indemnification obligations to them. These fees and expenses related to certain of the matters described below, and are being partially offset by insurance payments. This figure does not include certain administrative support costs and certain costs related to document production and storage.
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
Defendants filed motions to dismiss the second and third amended complaints, which the Court initially denied. On April 13, 2013, the judge who had presided over the case since 2008 recused himself, and the case was reassigned to a new judge. On August 23, 2013, the new judge granted defendants' motion to vacate the previous judge's orders denying defendants' motions to dismiss. Defendants filed new motions to dismiss the complaint on October 8, 2013. On October 31, 2014, the Court granted defendants’ motions and dismissed the case in its entirety against all defendants, with prejudice. On November 25, 2014, plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit.
At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or

233	Freddie Mac

range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of the appellate process; the inherent uncertainty of pre-trial litigation in the event the case is ultimately remanded to the District Court in whole or in part; and the fact that the District Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent resolution of the appellate process, the certification of a class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.
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
On July 6, 2011, a lawsuit styled Liberty Mutual Insurance Company, Peerless Insurance Company, Employers Insurance Company of Wausau, Safeco Corporation and Liberty Life Assurance Company of Boston vs. Goldman, Sachs & Co. was filed in the U.S. District Court for Massachusetts. The case was subsequently transferred to the U.S. District Court for the Southern District of New York. The defendants in the case were underwriters of the company’s November 2007 public offering of preferred stock. The plaintiffs generally alleged that the underwriters made materially misleading statements and omissions in connection with the offering. The case was voluntarily dismissed, with prejudice, on December 8, 2014. Freddie Mac was not named as a defendant in the lawsuit.
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
On December 29, 2014, Freddie Mac filed an action in the U.S. District Court for the Southern District of New York against certain underwriters at Lloyds, London and several other insurance carriers seeking coverage for $111 million in losses under Freddie Mac’s primary and excess financial institution bonds. The losses resulted from fraud perpetrated by senior officers and employees of TBW. At present, it is not possible for us to predict the probable outcome of this lawsuit.
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
IRS Litigation
In 2010 and 2011, we received Statutory Notices from the IRS assessing a total of $3.0 billion of additional income taxes and penalties for the 1998 to 2007 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices for the 1998 to 2005 tax years and, in 2012, paid the tax assessed in the Statutory Notices for the years 2006 and 2007 of $36 million. In the fourth quarter of 2012 we reached an agreement in principle with the IRS for all years, including 2006 and 2007, to favorably resolve the matters in dispute and reduced the previously unrecognized tax benefits to zero. We are currently working with the IRS to finalize the stipulation of settled issues and closing agreement for the years 1998 through 2010 related to our tax accounting method for certain hedging transactions, and expect that a final decision can be entered within the next 12 months.
LIBOR Lawsuit
On March 14, 2013, Freddie Mac filed a lawsuit in the U.S. District Court for the Eastern District of Virginia against the British Bankers Association and the 16 U.S. Dollar LIBOR panel banks and a number of their affiliates. The case was subsequently transferred to the U.S. District Court for the Southern District of New York. The complaint alleges, among other

234	Freddie Mac

things, that the defendants fraudulently and collusively depressed LIBOR, a benchmark interest rate indexed to trillions of dollars of financial products, and asserts claims for antitrust violations, breach of contract, tortious interference with contract and fraud. Freddie Mac filed an amended complaint on July 22, 2013, and a second amended complaint on October 6, 2014. The defendants have moved to dismiss the second amended complaint; Freddie Mac has opposed this motion.
Litigation Concerning the Purchase Agreement
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
Litigation in the U.S. District Court for the District of Columbia
In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations. This case is the result of the consolidation of three putative class action lawsuits: Cacciapelle and Bareiss vs. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHFA, filed on July 29, 2013; American European Insurance Company vs. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHFA, filed on July 30, 2013; and Marneu Holdings, Co. vs. FHFA, Treasury, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, filed on September 18, 2013. (The Marneu case was also filed as a shareholder derivative lawsuit.) A consolidated amended complaint was filed on December 3, 2013. In the consolidated amended complaint, plaintiffs allege, among other items, that the August 2012 amendment to the Purchase Agreement breached Freddie Mac's and Fannie Mae's respective contracts with the holders of junior preferred stock and common stock and the covenant of good faith and fair dealing inherent in such contracts. Plaintiffs sought unspecified damages, equitable and injunctive relief, and costs and expenses, including attorney and expert fees.
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
Arrowood Indemnity Company vs. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, FHFA and Treasury. This case was filed on September 20, 2013. The allegations and demands made by plaintiffs in this case were generally similar to those made by the plaintiffs in the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case described above. Plaintiffs in the Arrowood lawsuit also requested that, if injunctive relief were not granted, the Arrowood plaintiffs be awarded damages against the defendants in an amount to be determined including, but not limited to, the aggregate par value of their junior preferred stock, the total of which they stated to be $42,297,500.
American European Insurance Company, Cacciapalle and Miller vs. Treasury and FHFA. This case was filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant, on July 30, 2014. The complaint alleged that, through the August 2012 amendment to the Purchase Agreement, Treasury and FHFA breached their respective fiduciary duties to Freddie Mac, causing Freddie Mac to suffer damages. The plaintiffs asked that Freddie Mac be awarded compensatory damages and disgorgement, as well as attorneys’ fees, costs and other expenses.
FHFA, joined by Freddie Mac and Fannie Mae, moved to dismiss the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case and the other related cases on January 17, 2014. Treasury filed a motion to dismiss the same day. On September 30, 2014, the District Court granted the motions and dismissed the plaintiffs’ claims. On October 15, 2014, plaintiffs in the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case filed a notice of appeal of the District Court’s decision. The scope of this appeal includes the American European Insurance Company shareholder derivative lawsuit. On October 9, 2014, Arrowood filed a notice of appeal of the District Court’s decision.
Litigation in the U.S. Court of Federal Claims
Reid and Fisher vs. the United States of America and Federal Home Loan Mortgage Corporation. This case was filed as a derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant, on February 26, 2014. The complaint alleges, among other items, that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government’s alleged taking of its property, attorneys’ fees, costs and other expenses.
Rafter, Rattien and Pershing Square Capital Management vs. the United States of America, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. This case was filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant, on August 14, 2014. The complaint alleges that: (a) the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use

235	Freddie Mac

without just compensation; and (b) the U.S government breached an implied-in-fact contract with Freddie Mac. The plaintiffs ask that they be awarded just compensation for the U.S. government’s alleged taking of their property, attorneys’ fees, costs and expenses, and that Freddie Mac be awarded damages or other appropriate relief for the alleged breach of contract.
At present, it is not possible for us to predict the probable outcome of the lawsuits discussed above in the U.S. District Court for the District of Columbia and the U.S. Court of Federal Claims (including the outcome of any appeal) or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matters due to a number of factors, including the inherent uncertainty of pre-trial litigation. In addition, with respect to the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case, the plaintiffs have not demanded a stated amount of damages they believe are due, and the Court has not certified a class.
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
NOTE 18: REGULATORY CAPITAL
On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide quarterly submissions to FHFA on minimum capital.
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
Regulatory Capital Standards
The GSE Act established minimum, critical, and risk-based capital standards for us. However, per guidance received from FHFA, we no longer are required to submit risk-based capital reports to FHFA.
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
Performance Against Regulatory Capital Standards
The table below summarizes our minimum capital requirements and deficits and net worth.

236	Freddie Mac

Table 18.1 — Net Worth and Minimum Capital

	December 31, 2014	December 31, 2013
	(in millions)
GAAP net worth	$2,651	$12,835
Core capital (deficit)(1)(2)	$(71,415)	$(59,495)
Less: Minimum capital requirement(1)	20,090	21,404
Minimum capital surplus (deficit)(1)	$(91,505)	$(80,899)

(1)	Core capital and minimum capital figures for December 31, 2014 are estimates. FHFA is the authoritative source for our regulatory capital.

(2)
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
At December 31, 2014, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. As of December 31, 2014, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. We paid quarterly dividends of $10.4 billion, $4.5 billion, $1.9 billion, and $2.8 billion on the senior preferred stock in cash in March 2014, June 2014, September 2014, and December 31, 2014, respectively, at the direction of the Conservator.
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
NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS
The table below presents the significant components of other income (loss) on our consolidated statements of comprehensive income.
Table 19.1 — Significant Components of Other Income (Loss) on Our Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements(1)	$6,084	$5,501	$—
Gains (losses) on mortgage loans	731	(336)	1,010
Other	1,229	1,485	1,180
Total other income (loss)	$8,044	$6,650	$2,190

(1)
Settlement agreements primarily related to lawsuits regarding our investments in certain non-agency mortgage-related securities is a significant component of other income in 2014 and 2013. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers.”

237	Freddie Mac

The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.
Table 19.2 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(in millions)
Other assets:
Accounts and other receivables(1)	$3,899	$4,367
Current income tax receivable	1,048	1,316
Guarantee asset	1,626	1,611
All other	1,121	1,245
Total other assets	$7,694	$8,539
Other liabilities:
Servicer liabilities	$1,847	$2,277
Guarantee obligation	1,623	1,522
Accounts payable and accrued expenses	803	886
All other	785	807
Total other liabilities	$5,058	$5,492

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

238	Freddie Mac

QUARTERLY SELECTED FINANCIAL DATA
(UNAUDITED)

	2014
	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)
Net interest income	$3,510	$3,503	$3,663	$3,587	$14,263
Benefit (provision) for credit losses	(85)	618	(574)	(17)	(58)
Non-interest income (loss):
Derivative gains (losses)	(2,351)	(1,926)	(617)	(3,397)	(8,291)
Net impairments of available-for-sale securities recognized in earnings	(364)	(157)	(166)	(251)	(938)
Other non-interest income (loss)	5,826	677	1,547	1,066	9,116
Non-interest income (loss)	3,111	(1,406)	764	(2,582)	(113)
Non-interest expense:
Administrative expense	(468)	(453)	(472)	(488)	(1,881)
REO operations income (expense)	(59)	50	(103)	(84)	(196)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(178)	(187)	(198)	(212)	(775)
Other non-interest expense	(66)	(90)	(43)	(39)	(238)
Non-interest expense	(771)	(680)	(816)	(823)	(3,090)
Income tax (expense) benefit	(1,745)	(673)	(956)	62	(3,312)
Net income	$4,020	$1,362	$2,081	$227	$7,690
Total other comprehensive income (loss), net of taxes	$479	$528	$705	$24	$1,736
Comprehensive income	$4,499	$1,890	$2,786	$251	$9,426
Income (loss) attributable to common stockholders	$(479)	$(528)	$(705)	$(624)	$(2,336)
Income (loss) per common share – basic and diluted(1)	$(0.15)	$(0.16)	$(0.22)	$(0.19)	$(0.72)

	2013
	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)
Net interest income	$4,265	$4,144	$4,276	$3,783	$16,468
Benefit (provision) for credit losses	503	623	1,138	201	2,465
Non-interest income (loss):
Derivative gains (losses)	375	1,362	(74)	969	2,632
Net impairments of available-for-sale securities recognized in earnings	(43)	(44)	(126)	(1,297)	(1,510)
Other non-interest income	70	(640)	1,889	6,078	7,397
Non-interest income (loss)	402	678	1,689	5,750	8,519
Non-interest expense:
Administrative expenses	(432)	(444)	(455)	(474)	(1,805)
REO operations income (expense)	(6)	110	79	(43)	140
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(93)	(123)	(150)	(167)	(533)
Other non-interest expense	(93)	(41)	(51)	294	109
Non-interest expense	(624)	(498)	(577)	(390)	(2,089)
Income tax (expense) benefit	35	41	23,960	(731)	23,305
Net income	$4,581	$4,988	$30,486	$8,613	$48,668
Total other comprehensive income (loss), net of taxes	$2,390	$(631)	$(49)	$1,222	$2,932
Comprehensive income	$6,971	$4,357	$30,437	$9,835	$51,600
Income (loss) attributable to common stockholders	$(2,390)	$631	$50	$(1,822)	$(3,531)
Income (loss) per common share – basic and diluted(1)	$(0.74)	$0.19	$0.02	$(0.56)	$(1.09)

(1)
Earnings (loss) per common share is computed independently for each of the quarters presented. Due to the use of weighted average common shares outstanding when calculating earnings (loss) per share, the sum of the four quarters may not equal the full-year amount. Earnings (loss) per common share amounts may not recalculate using the amounts shown in this table due to rounding.

239	Freddie Mac

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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. As discussed below, we consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by a company’s internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.
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

240	Freddie Mac

be constrained from communicating to management. As a result, we have concluded that this control deficiency constitutes a material weakness in our internal control over financial reporting.
Because of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2014 based on the COSO criteria (2013 Framework). PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2014 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP’s report appears in “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Report of Independent Registered Public Accounting Firm.”
Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting
As described above under "Management's Report on Internal Control Over Financial Reporting,” we have one material weakness in internal control over financial reporting as of December 31, 2014 that we have not remediated.
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

•
FHFA personnel, including senior officials, review our SEC filings prior to filing, including this Form 10-K, and engage in discussions with us regarding issues associated with the information contained in those filings. Prior to filing this Form 10-K, FHFA provided us with a written acknowledgment that it had reviewed the Form 10-K, was not aware of any material misstatements or omissions in the Form 10-K, and had no objection to our filing the Form 10-K.

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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the year ended December 31, 2014 have been prepared in conformity with GAAP.
Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2014
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 and concluded that the following matter has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We have made and are making considerable enhancements to our risk management framework. During 2014, we implemented a redesigned and enhanced three-lines-of-defense methodology. As part of this effort, we have moved or are moving several key functions within the organization. During our implementation period, we may experience elevated operational risks. We are actively managing this risk. For more information, see "MD&A — RISK MANAGEMENT — Operational Risk — Operational Risk Management Framework."
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
On February 13, 2015, the Conservator executed a written consent re-electing each of the then-current directors as members of our Board of Directors, effective as of that date. The individuals elected as directors by the Conservator are listed below.
Raphael W. Bostic
Carolyn H. Byrd

241	Freddie Mac

Thomas M. Goldstein
Richard C. Hartnack
Steven W. Kohlhagen
Donald H. Layton
Christopher S. Lynch
Sara Mathew
Saiyid T. Naqvi
Nicolas P. Retsinas
Eugene B. Shanks, Jr.
Anthony A. Williams
The terms of the directors elected under the February 13, 2015 consent will continue until the date of the next annual meeting of stockholders or the Conservator next elects directors by written consent, whichever occurs first.
On January 7, 2015, we filed a Form 8-K to announce the election of Raphael W. Bostic to the Board of Directors. As of the date of that filing, the Board committees on which Mr. Bostic would serve had not been determined. On February 18, 2015, the Board appointed Mr. Bostic to the Compensation and Risk committees, with the appointments effective as of March 1, 2015. For more information, see “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE — Authority of the Board and Board Committees.”
2015 Target TDC
The Compensation Committee’s 2015 Target TDC recommendation for each Named Executive Officer was approved by FHFA on February 13, 2015 and remains unchanged from the 2014 Target TDC, with the exception of Mr. Weiss. For Mr. Weiss, a $250,000 increase to Target TDC was approved after taking into account his performance, the key role he plays in our relationships with FHFA and CSS, and increases to his responsibilities during 2014.
The following table sets forth the components of 2015 Target TDC on an annual basis for each of our Named Executive Officers.
Table 63 — 2015 Target TDC

Named Executive Officer	Base Salary	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
Donald H. Layton	$600,000	$—	$—	$600,000
James G. Mackey	500,000	1,600,000	900,000	3,000,000
David B. Lowman	500,000	1,600,000	900,000	3,000,000
William H. McDavid	500,000	1,320,000	780,000	2,600,000
Jerry Weiss	500,000	1,075,000	675,000	2,250,000

Executive Management Compensation Program
On February 13, 2015, FHFA approved the following change to Freddie Mac's Executive Management Compensation Program for 2015:

•
Retirement Eligibility — Retirement will be defined as voluntarily terminating employment after attaining or exceeding 62 years of age, regardless of length of service, or attaining or exceeding 55 years of age with 10 or more years of service. Previously, Covered Officers became retirement eligible only upon attaining age 65, without regard to their length of service.

Specific program documents reflecting this change has not been finalized.
SERP II
On February 18, 2015, FHFA approved Freddie Mac’s SERP II. SERP II is effective as of January 1, 2014. Participants in SERP II may include certain of our Named Executive Officers.
SERP II is an unfunded, non-qualified defined contribution plan designed to provide participants with the full amount of benefits they would have been entitled to under the Transitional Plan, discussed below, and under the Thrift/401(k) Plan (to the extent not provided by the company’s existing SERP), if those plans were not subject to certain dollar limits under the Internal Revenue Code (the “Code”). The Code limits the amounts of pay that can be taken into account under those plans and limits the total accruals that can be made.
On October 24, 2013, Freddie Mac received a directive from FHFA to terminate the Pension Plan and the pension component of the SERP. In connection with the termination of the Pension Plan, Freddie Mac previously has adopted: (a) the Transitional Plan, a tax-qualified plan that provides for certain age-based and fixed contributions over a transition period to

242	Freddie Mac

ease the impact on employees affected by the termination of the Pension Plan; and (b) an amended and restated Thrift/401(k) Plan, which includes a new “Roth contribution” feature for after-tax contributions.
Participants in SERP II will receive an accrual for each year they participate in the Transitional Plan equal to the amount of the employer contribution that would have been made to the Transitional Plan for the year, without application of the Code limits, less the amount of the contribution actually made to the Transitional Plan. SERP II also provides participants with the flexibility to make Roth contributions to the Thrift/401(k) Plan and still receive employer contributions that would have been made to the Thrift/401(k) Plan for the year without regard to the Code limits, less the amount of the contributions actually made to the Thrift/401(k) Plan.
Under SERP II, the maximum pay covered may not exceed two times base salary for senior vice presidents and above. Participants are credited with earnings or losses in their SERP II accounts based upon each participant’s individual direction of the investment of such notional amounts among the virtual investment funds available under the Transitional Plan. There will be immediate vesting of any accruals.
A copy of SERP II is filed as Exhibit 10.18 to this Form 10-K and is incorporated herein by reference.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Background
As Conservator, FHFA has succeeded to the right of holders of our common stock to vote with respect to the election of directors. During conservatorship, stockholders do not have the ability to vote for the election of our directors. Accordingly, we will not solicit proxies, distribute a proxy statement to stockholders, or hold an annual meeting of stockholders in 2015. Instead, the Conservator has elected directors by a written consent in lieu of an annual meeting.
Directors
The Conservator has delegated certain powers to the Board of Directors while reserving certain powers of approval to itself. See “Authority of the Board and Board Committees.” The Conservator has determined that the Board is to have a non-executive Chairman, and is to consist of a minimum of nine and not more than 13 directors, with the Chief Executive Officer being the only corporate officer serving as a member of the Board.
On February 13, 2015, the Conservator executed a written consent, effective as of that date, re-electing each of the twelve then-current directors as a member of our Board. The terms of those directors will end: (a) on the date of the next annual meeting of our stockholders; or (b) when the Conservator next elects directors by written consent, whichever occurs first.
Our Board seeks candidates for director who have achieved a high level of stature, success, and respect in their principal occupations. Each of our current directors was selected as a candidate because of his or her character, judgment, experience, and expertise. Consistent with the examination guidance for corporate governance issued by FHFA, the factors considered include the knowledge directors would have, as a group, in the areas of business, finance, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, and any other areas that may be relevant to our safe and sound operation. In accordance with the FHFA guidance, we also considered whether a candidate’s other commitments, including the number of other board memberships held by the candidate, would permit the candidate to devote sufficient time to the candidate’s duties and responsibilities as a director. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE — Board Diversity” for additional information concerning the Board’s consideration of diversity in identifying director candidates.
The following summarizes each director’s Board service, experience, qualifications, attributes, and/or skills that led to his or her selection as a director, and provides other biographical information, as of February 19, 2015:

•	Raphael W. Bostic joined the Board in January 2015. He is 48 years old. He is a leading real estate economist with extensive public policy, academic and research expertise.
Mr. Bostic has served as the Bedrosian Chair in Governance and Public Enterprise at the Sol Price School of Public Policy at the University of Southern California since 2012. Prior to that, he served as the Assistant Secretary for Policy Development and Research at the U.S. Department of Housing and Urban Development (HUD) from 2009 to 2012. In that Senate-confirmed position, Mr. Bostic was a principal advisor to the Secretary of HUD on policy and research. From 2001 to 2009, he served in various positions at the University of Southern California, including as a professor at the School of Policy, Planning, and Development.

•
Carolyn H. Byrd joined the Board in December 2008. She is 66 years old. She is an experienced finance executive who has held a variety of leadership positions. She also has significant public company audit committee experience. Ms. Byrd’s internal audit and public company audit committee experience enables her to support the Board’s oversight of our internal control over financial reporting and compliance matters.

Ms. Byrd has served as Chairman and Chief Executive Officer of GlobalTech Financial, LLC, a financial services company she founded, since 2000. From 1997 to 2000, Ms. Byrd was President of Coca-Cola Financial Corporation.

243	Freddie Mac

From 1977 to 1997, Ms. Byrd held a variety of domestic and international positions with The Coca-Cola Company, including Chief of Internal Audits and Director of the Corporate Auditing Department. She is currently a director of Popeyes Louisiana Kitchen, Inc. (formerly AFC Enterprises, Inc.), where she is a member of the Audit Committee and chair of the Corporate Governance and Nominating Committee, and of Regions Financial Corporation, where she is chair of the Audit Committee and a member of the Risk Committee.
Ms. Byrd is a former member of the board of directors and audit committee member of Circuit City Stores, Inc. and RARE Hospitality International, Inc., and she also served on the board of directors of St. Paul Travelers Companies, Inc.

•	Thomas M. Goldstein joined the Board in October 2014. He is 55 years old. He is an executive with extensive financial services, insurance, mortgage banking and risk management experience.
From April 2011 to June 2014, Mr. Goldstein served as Senior Vice President, Chief Financial Officer, Protection Division of Allstate Insurance Company. From 2009 to 2011, he served as a consultant to the financial services industry and pursued community bank acquisitions with The GRG Group LLC. Prior to that, from 2007 to 2009, he served as Managing Director and Chief Financial Officer for Madison Dearborn Partners, a private equity firm in Chicago, Illinois. From 1998 to 2007, Mr. Goldstein served in a number of executive and finance positions for LaSalle Bank Corporation, including as Chairman, Chief Executive Officer, and President of ABN AMRO Mortgage Group from 2005 to 2007 and as Chief Financial Officer of LaSalle Bank Corporation from 2002 to 2004. He also worked for Morgan Stanley Dean Witter in a variety of positions from 1988 to 1998, including as Senior Vice President, Head of Risk Management and Financial Planning and Analysis, of Novus Financial, from 1997 to 1998 and as Vice President, Head of Finance, Risk Management, Model Development and Investor Relations, of SPS Transaction Services, from 1995 to 1997.

•
Richard C. Hartnack joined the Board in May 2013. He is 69 years old. Mr. Hartnack is a seasoned industry executive with proven leadership experience and a deep understanding of our industry. He has detailed knowledge of underwriting, servicing and technology.

Mr. Hartnack was vice chairman and head of consumer and small business banking at U.S. Bancorp until his retirement in February 2013. Prior to joining U.S. Bancorp in 2005, Mr. Hartnack served as vice chairman, director and head of the community banking group at Union Bank of California from 1991. Previously, he was executive vice president at First Chicago Corporation where he was responsible for community banking. Earlier, he was in charge of corporate banking at First Interstate Bank of Oregon, where he began his banking career in 1971. Since July 2014, Mr. Hartnack has been a member of the board of directors of Synchrony Financial, where he serves as a member of the Audit Committee, the Management Development and Compensation Committee and the Nominating and Corporate Governance Committee. He also is a past director of the Federal Reserve Bank of San Francisco, MasterCard International (U.S. Region), UnionBanCal Corporation and U.S. Bank (a subsidiary of U.S. Bancorp). He also previously served as chairman of the California Bankers Association and the Bank Administration Institute.

•
Steven W. Kohlhagen joined the Board in February 2013. He is 67 years old. He is nationally recognized as a leading financial expert with extensive knowledge of mortgage finance and the capital markets. He brings to the Board a unique combination of senior executive leadership skills and a deep understanding of economics, modeling and complex financial instruments.

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
Mr. Kohlhagen has been a director: since 2006, of AMETEK Inc., a global manufacturer of electronic instruments and electromechanical devices, where he is a member of the Audit Committee; since 2013, of GulfMark Offshore Inc., a marine transportation services company, where he is a member of the Audit Committee and Compensation Committee; and, since 2007, of Reval Inc., a financial risk management and treasury management systems provider, where he is a member of the Governance and Nominating Committee. Mr. Kohlhagen also is a former member of the board of directors of Abtech Holdings, Inc. and of the IQ Mutual Funds, a family of Merrill Lynch registered, closed-end investment companies. Since 2001, Mr. Kohlhagen has been an Advisory Board member of the Stanford Institute for Economic Policy Research. He has also served on the Board of Advisors of Roper St. Francis Cancer Center, Charleston, S.C., since 2011. In addition, he served as a professor of international economics and finance at the University of California, Berkeley from 1973 to 1983.

244	Freddie Mac

•
Donald H. Layton joined the Board in May 2012, upon commencement of his employment as Chief Executive Officer. He is 64 years old. He is an experienced financial institution executive and leader of finance and investment organizations. Mr. Layton’s experience enables him to provide valuable business and operating perspectives to the Board.

Prior to joining Freddie Mac, Mr. Layton worked for nearly 30 years at JPMorgan Chase and its predecessors, starting as a trainee and rising to vice chairman and a member of the company’s three-person Office of the Chairman, retiring in 2004. In his career at JPMorgan Chase, Mr. Layton’s responsibilities spanned capital markets and investment banking, consumer banking and operating services. From 2002 to 2004, he was responsible for the company’s Chase Financial Services unit, which included the fourth largest mortgage firm in the U.S. He was co-chief executive officer of J.P. Morgan, the investment bank of JPMorgan Chase, overseeing the entire range of the investment bank’s global activities, from 2000 to 2002. Prior to the merger of Chase Manhattan and J.P. Morgan in 2000, Mr. Layton was responsible for Chase’s worldwide capital markets and trading activities, including foreign exchange, risk management products, emerging markets, and fixed income, as well as its operating services businesses. He also supervised the bank’s investment portfolio for many years. More recently, Mr. Layton served as chairman and chief executive officer of online brokerage E*TRADE Financial Corporation. He joined E*TRADE Financial Corporation as chairman in November 2007 and became chief executive officer in March 2008, retiring in December 2009. Mr. Layton also served as a senior advisor to the Securities Industry and Financial Markets Association from 2006 to 2008 and is chairman of the board of the Partnership for the Homeless, a nonprofit dedicated to reducing homelessness in New York City. Mr. Layton was a member of the board of directors of Assured Guaranty Ltd. from May 2006 to May 2012 and a member of the board of directors of American International Group, Inc. from April 2010 to May 2012.

•
Christopher S. Lynch joined the Board in December 2008. He is 57 years old. He is an experienced senior accounting executive who served as the lead audit signing partner and account executive for several large financial institutions with mortgage lending businesses. He also has significant public company audit committee experience and risk management experience. Mr. Lynch’s extensive experience in finance, accounting and risk management enables him to provide valuable guidance to the Board on complex accounting and risk management issues.

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

•
Sara Mathew joined the Board in December 2013. She is 59 years old. She is an executive with global financial and general management experience. Ms. Mathew’s extensive business, financial and management experience, and her public company board and audit committee experience, enable her to contribute to the Board’s oversight of the management and operation of the Company and of its financial reporting.

From 2001 until December 2013, Ms. Mathew worked at The Dun & Bradstreet Corporation ("D&B"), serving as Chairman, President and Chief Executive Officer from 2010-2013. In 2007, she was appointed President and Chief Operating Officer, in January 2010, Chief Executive Officer and in July 2010, Chairman. Before joining D&B, Ms. Mathew spent 18 years at The Procter & Gamble Company in a variety of finance and management positions: her last position was Vice President, Finance, Australia, Asia and India from 2000 - 2001. Since 2005, Ms. Mathew has been a director of Campbell Soup Company, Inc., a manufacturer and marketer of branded convenience food products, where she is chair of the Audit Committee and a member of the Governance Committee. Since 2013, Ms. Mathew also has served as a director of Avon, a leading global beauty company, where she is a member of the Finance Committee. Ms. Mathew served as a director of D&B from 2008-2013. Since 2012, Ms. Mathew has been on the International Advisory Council for Zurich Financial Services Group, a multi-line insurance provider.

•
Saiyid T. Naqvi joined the Board in August 2013. He is 65 years old. He is a seasoned financial executive with proven leadership experience and detailed knowledge of mortgage and consumer financial operations, as well as a deep background in risk and operational management.

245	Freddie Mac

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

•
Nicolas P. Retsinas joined the Board in June 2007. He is 68 years old. He is an experienced leader in the governmental and educational sectors, with in-depth knowledge of the mortgage lending, real estate and homebuilding industries. He also has represented consumer and community interests and has demonstrated a career commitment to the provision of housing for low-income households. Mr. Retsinas’ public, private and academic experience, including his service on the boards of several not-for-profit organizations, enables him to bring to the Board broad knowledge and understanding of housing and consumer and community issues.

Mr. Retsinas is a senior lecturer in Real Estate at the Harvard Business School and is Director Emeritus of Harvard University’s Joint Center for Housing Studies, where he served as Director from 1998 to 2010. He is also a lecturer in Housing Studies at the Graduate School of Design. Prior to his Harvard appointment, Mr. Retsinas served as Assistant Secretary for Housing — Federal Housing Commissioner at the United States Department of Housing and Urban Development from 1993 to 1998 and as Director of the Office of Thrift Supervision from 1996 to 1997. He served on the Board of the Federal Deposit Insurance Corporation from 1996 to 1997, the Federal Housing Finance Board from 1993 to 1998 and the Neighborhood Reinvestment Corporation from 1993 to 1998. Mr. Retsinas also formerly served on the Board of Trustees for the National Housing Endowment and Enterprise Community Partners. Currently, Mr. Retsinas serves on the Board of Directors of the Center for Responsible Lending, and as chair of the Providence Housing Authority and the Community Development Trust.

•
Eugene B. Shanks, Jr. joined the Board in December 2008. He is 67 years old. He is an experienced finance executive with leadership and risk management expertise. Mr. Shanks’ leadership and risk management experience enables him to provide the Board with valuable guidance on risk management issues and our strategic direction.

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

246	Freddie Mac

authority’s primary divisions. Mr. Williams also previously served as a director of Meruelo Maddux Properties, Inc. Mr. Williams is also on the board of the Calvert Sage Fund and of each fund comprising the Calvert Multiple Funds.
Authority of the Board and Board Committees
The directors serve on behalf of, and exercise authority as directed by, the Conservator. The Conservator has delegated to the Board and its committees authority to function in accordance with the duties and authorities set forth in applicable statutes, regulations, guidance, orders and directives and our Bylaws and Board committee charters, while reserving certain powers of approval to itself. The Conservator has instructed the Board that it should oversee that management consults with and obtains approval of the Conservator before taking action in the following areas:

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
The Board has five standing committees: Audit; Compensation; Executive; Nominating and Governance; and Risk. All standing committees other than the Executive Committee meet regularly. The membership of each committee as of February 19, 2015 is as follows:

247	Freddie Mac

Table 64 — Board of Directors Committee Membership

	Director	Audit	Compensation	Executive	Nominating and Governance	Risk
R. Bostic(1)
	C. Byrd	C		•	•
	T. Goldstein	•	•
	R. Hartnack	•			•
	S. Kohlhagen		•	•		C
	D. Layton			•
	C. Lynch	•	•	C
	S. Mathew	•	•
	S. Naqvi		•			•
	N. Retsinas				•	•
	E. Shanks			•	C	•
	A. Williams	•	C	•
•	= Member of the Committee
C	=Chairman of the Committee

(1)	Mr. Bostic has been appointed to serve as a member of the Compensation and Risk committees, effective March 1, 2015.

Charters for the standing committees have been adopted by the Board and approved by the Conservator. These charters are available on our website at www.freddiemac.com/governance/bd committees.html.
Our Board has an independent Non-Executive Chairman, whose responsibilities include presiding over meetings of the Board and executive sessions of the non-employee or independent directors. Mr. Lynch has served as Non-Executive Chairman since December 2011.
Communications with Directors
Interested parties wishing to communicate any concerns or questions about Freddie Mac to the Board or its directors may do so by U.S. mail, addressed to the Corporate Secretary, Freddie Mac, Mail Stop 200, 8200 Jones Branch Drive, McLean, VA 22102-3110. Communications may be directed to the Non-Executive Chairman, any other director or directors or to groups of directors, such as the independent or non-employee directors.
Executive Officers
As of February 19, 2015, our executive officers are as follows:

Name	Age	Year of Affiliation	Position
Donald H. Layton	64	2012	Chief Executive Officer
James G. Mackey	47	2013	Executive Vice President — Chief Financial Officer
David M. Brickman	49	1999	Executive Vice President — Multifamily
Michael T. Hutchins	59	2013	Executive Vice President — Investments and Capital Markets
David B. Lowman	57	2013	Executive Vice President —Single-Family Business
Robert Lux	51	2010	Executive Vice President — Chief Information Officer
William H. McDavid	68	2012	Executive Vice President — General Counsel & Corporate Secretary
Jerry Weiss	56	2003	Executive Vice President — Chief Administrative Officer
Timothy F. Kenny	53	2007	Senior Vice President — General Auditor
Robert D. Mailloux	47	2002	Senior Vice President — Corporate Controller & Principal Accounting Officer
Dwight P. Robinson	61	1998	Senior Vice President — Human Resources, Diversity & Inclusion and Chief Diversity Officer
Carol A. Wambeke	55	1997	Senior Vice President — Chief Compliance Officer
Mark A. DeLong	61	2009	Interim Co-Chief Enterprise Risk Officer and Senior Vice President — Enterprise Operational Risk Management
Jorge A. Reis	50	2010	Interim Co-Chief Enterprise Risk Officer and Senior Vice President — Enterprise Chief Risk Officer — Investments and Capital Markets

The following is a brief biographical description of each executive officer who is not also a member of the Board.
James G. Mackey was appointed Executive Vice President — Chief Financial Officer in November 2013. Mr. Mackey joined us from Ally Financial Inc., an auto finance and direct banking financial services company, where he served as Executive

248	Freddie Mac

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
David M. Brickman was appointed Executive Vice President — Multifamily in February 2014 and prior to that served as our Senior Vice President — Multifamily since July 2011. In these roles, he has been responsible for overall management of our Multifamily business line. From June 2011 until July 2011, he served as Senior Vice President — Multifamily Commercial Mortgage-Backed Security Capital Markets. From March 2004 until June 2011, he served as Vice President in charge of various units responsible for Multifamily Capital Markets. In his previous roles at Freddie Mac, Mr. Brickman led the multifamily pricing, costing and research teams, was responsible for the development and implementation of new quantitative pricing models and financial risk analysis frameworks for all multifamily programs, and designed several of Freddie Mac’s multifamily financing products, including the Capital Markets Execution and the K-Deal Securitization Program. Prior to joining Freddie Mac in 1999, Mr. Brickman co-led the Mortgage Finance and Credit Analysis group in the consulting practice at PricewaterhouseCoopers LLP.
Michael T. Hutchins was appointed Executive Vice President — Investments and Capital Markets in January 2015 and prior to that served as Senior Vice President — Investments and Capital Markets from July 2013. Previously, Mr. Hutchins was Co-Founder and Chief Executive Officer of PrinceRidge, a financial services firm. Prior to PrinceRidge, he was with UBS from 1996-2007, holding a variety of positions, including the Global Head of the Fixed Income Rates & Currencies Group. Prior to UBS, Mr. Hutchins worked at Salomon Brothers from 1986 - 1996, where he held a number of management positions, including Co-Head of Fixed Income Capital Markets.
David B. Lowman was appointed Executive Vice President — Single-Family Business in May 2013. In addition, since November 2014 he has served as a member of the Board of Managers of Common Securitization Solutions, LLC. Previously, Mr. Lowman served as a Senior Advisor to The Boston Consulting Group. Prior to that, he was the Chief Executive Officer of Chase Home Lending from 2006 to 2011. Before Chase Home Lending, he spent a decade in senior leadership roles in various lending businesses of Citigroup, including head of CitiMortgage and Citicorp Trust Bank, FSB. Before joining Citigroup, Mr. Lowman spent 11 years at The Prudential Home Mortgage Company, Inc. in progressively senior leadership roles. He started his career at KPMG where his clients included banks, thrifts and mortgage bankers.
Robert Lux was appointed Executive Vice President – Chief Information Officer in January 2015 and prior to that served as Senior Vice President – Chief Information Officer from October 2010. Prior to joining Freddie Mac, from 2008 to 2010, Mr. Lux served as a Principal at Towers Watson, a leading global professional services company, where he was responsible for leading teams on three continents in the delivery of commercial risk modeling applications for the insurance industry. From 2003 to 2008, Mr. Lux held a series of positions with increasing responsibilities, including service as the Chief Architect for GMAC Financial Services and Chief Technology Officer for GMAC Residential Capital. Prior to that, he held information technology leadership positions at Electronic Data Systems and Reuters Group PLC.
William H. McDavid was appointed Executive Vice President — General Counsel and Corporate Secretary in July 2012. Previously, Mr. McDavid was Co-General Counsel of JPMorgan Chase from 2004 until his retirement in 2006, and was General Counsel of JPMorgan Chase from 2000 to 2004. Prior to that, he was General Counsel of various predecessors to JPMorgan Chase, including The Chase Manhattan Corporation from 1996 to 2000 and Chemical Banking Corporation from 1988 to 1996. From 1981 to 1988, he was an Associate General Counsel at Bankers Trust Company, and from 1972 to 1981 he was an attorney with the law firm of Debevoise & Plimpton.
Jerry Weiss was appointed Executive Vice President — Chief Administrative Officer in August 2010. In this role, Mr. Weiss manages the services and operations of Freddie Mac’s External Relations, including Government and Industry Relations; Public Relations and Corporate Marketing; Internal Communications; Conservatorship and Corporate Strategic Initiatives; Enterprise Project Management; Making Home Affordable — Compliance; Office of the Chief Economist; Corporate Services; and Strategic Sourcing and Procurement organizations. In addition, since November 2014 he has served as a member of the Board of Managers of Common Securitization Solutions, LLC. For a period subsequent to his appointment as Executive Vice President — Chief Administrative Officer, he also served as our Chief Compliance Officer from August 2010 until June 2011. Prior to August 2010, Mr. Weiss served as our Senior Vice President and Chief Compliance Officer and in various other senior management capacities since joining us in October 2003. Prior to joining us, Mr. Weiss worked from 1990 at Merrill Lynch Investment Managers, most recently as First Vice President and Global Head of Compliance. From 1982 to 1990, Mr. Weiss was with a national law practice in Washington, D.C., where he specialized in securities regulation and corporate finance matters.
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

249	Freddie Mac

mortgage bankers and other federal credit agencies. He joined KPMG LLP in 1986, was promoted to a KPMG Audit Partner in 1997, and served in that position until the separation of KPMG Consulting from KPMG LLP in February 2001. From 2004 until 2008, Mr. Kenny was a member of the board of directors of Farmer Mac, a government sponsored enterprise that has established a secondary market for agricultural loans.
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
Dwight P. Robinson was appointed Senior Vice President — Human Resources, Diversity & Inclusion and Chief Diversity Officer in January 2015 and prior to that served as Senior Vice President — Human Resources, Diversity and Outreach from September 2012. Prior to that, Mr. Robinson served as Senior Vice President – Housing Outreach and Chief Diversity Officer beginning in October 2011; as Senior Vice President – Corporate Relations & Housing Outreach beginning in February 2005; and as Senior Vice President — Corporate Relations beginning in September 1999. Mr. Robinson joined us in March 1998 as Vice President — Industry Relations. Prior to joining Freddie Mac, from 1994 to 1998 Mr. Robinson served as the Deputy Secretary of HUD, functioning as Chief Operating Officer. Before assuming the position at HUD, from 1993 to 1994 Mr. Robinson served as the president of Ginnie Mae, where he was responsible for all major policy decisions affecting Ginnie Mae issuers and purchasers worldwide.
Carol A. Wambeke was appointed Senior Vice President — Chief Compliance Officer in June 2011. In this position, she oversees Freddie Mac’s compliance with legal and regulatory requirements and related controls that govern the company’s business activities. Prior to this, Ms. Wambeke served as Vice President of Compliance & Regulatory Affairs from June 2008 until June 2011. In this role, she was responsible for coordinating regulatory-related activities across the company and advising management on regulatory concerns and initiatives. Prior to transferring to the Compliance Division, she was Vice President of Regulatory Reporting & Analysis from February 2005 to June 2008 and Vice President of Regulatory Capital Operations from March 2004 to February 2005. She joined Freddie Mac in 1997 as a senior economist and served in various positions prior to 2004 with responsibility for financial and housing economics and regulatory capital management.
Mark A. DeLong was appointed Interim Co-Chief Enterprise Risk Officer and Senior Vice President of Enterprise Operational Risk Management effective January 2015. He has served as Senior Vice President of Enterprise Operational Risk Management since joining Freddie Mac in July 2009. Before joining Freddie Mac, Mr. DeLong spent 28 years at Huntington Banks, where he held a variety of positions, including Executive Vice President and Director of Deposit and Loan Operations, Executive Vice President and Chief Operational Risk Officer, Executive Vice President and General Auditor, and Senior Vice President and Internal Audit Director. He started his career as an external auditor for a public accounting firm in Ohio focusing on bank and thrift clients.
Jorge A. Reis was appointed Interim Co-Chief Enterprise Risk Officer and Senior Vice President — Enterprise Chief Risk Officer — Investments and Capital Markets effective January 2015. Prior to that he served as Senior Vice President — Enterprise Market Risk since September 2010. Before that he served as Vice President RiskMetrics & Analytics from January 2010 to September 2010. In 2008 and 2009, Mr. Reis was managing director of Risk Management and Finance in the Pensions and Insurance Division at Itau Unibanco Holding, in Sao Paulo, Brazil. Before that, he served in a variety of other positions with Freddie Mac, including Vice President of Valuation and Capital Strategy in Investments and Capital Markets, director of Market/Credit Risk & Strategy and director of Research Analysis.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the directors and executive officers of a reporting company and persons who own more than 10% of a registered class of such company’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of such reports, we believe that during 2014 all of our directors and executive officers complied with such reporting obligations.
Codes of Conduct
We have separate codes of conduct for our employees and Board members. The employee code also serves as the code of ethics for senior executives and financial officers required by the Sarbanes-Oxley Act and SEC regulations. All employees, including senior executives and financial officers, are required to sign an annual acknowledgment that they have read the employee code and agree to abide by it, and will report suspected deviations from the employee code.  When joining our Board, our directors acknowledge that they have reviewed and understand the director code and agree to be bound by its provisions, and each executes a related confirmation annually.
Copies of our employee and director codes of conduct are available, and any amendments or waivers that would be required to be disclosed are posted, on our website at www.freddiemac.com.

250	Freddie Mac

Audit Committee Financial Expert
Our Audit Committee satisfies the definition of “audit committee” in Section 3(a)(58)(A) of the Exchange Act and the requirements of Rule 10A-3 under the Exchange Act. Although our stock has been delisted from the NYSE, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those relating to audit committees, continue to apply to us because they are incorporated by reference in the FHFA corporate governance regulations. Our Audit Committee satisfies the “audit committee” requirements in Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual. The current members of the Audit Committee are Carolyn H. Byrd, Thomas M. Goldstein, Richard C. Hartnack, Christopher S. Lynch, Sara Mathew and Anthony A. Williams, all of whom the Board has determined are independent within the meaning of Rule 10A-3 under the Exchange Act and Section 303A.02 of the NYSE Listed Company Manual.
Ms. Byrd has been a member of the Audit Committee since December 2008 and is currently its chair. The Board has determined that Ms. Byrd meets the definition of an “audit committee financial expert” under SEC regulations.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This section contains information regarding our compensation programs and policies, which have been approved by FHFA, and the compensation of the following individuals we determined to be our Named Executive Officers, or NEOs, for the year ended December 31, 2014.

•	Donald H. Layton, Chief Executive Officer

•	James G. Mackey, Executive Vice President — Chief Financial Officer

•	David B. Lowman, Executive Vice President — Single-Family Business

•	William H. McDavid, Executive Vice President — General Counsel and Corporate Secretary

•	Jerry Weiss, Executive Vice President — Chief Administrative Officer
For information on our primary business objectives and the progress we made during 2014 in accomplishing those objectives, see “BUSINESS — Executive Summary.”
Executive Management Compensation Program
Overview of Program Structure
The 2014 Executive Management Compensation Program, or 2014 EMCP, replaced the executive compensation program in place during 2013, the 2013 EMCP. The only difference between the two programs is that, under the 2014 EMCP, Covered Officers are paid interest on earned but unpaid Deferred Salary. Termination of the 2013 EMCP was necessitated under Internal Revenue Service (IRS) rules as a result of the termination of the pension component of the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan. Additional information about the 2014 EMCP is provided below and in our Current Report on Form 8-K filed on December 10, 2013.
The 2014 EMCP attempts to balance our need to retain and attract executive talent with the promotion of the conservatorship objectives that are included in the Conservatorship Scorecard established by FHFA and goals established by management related to the commercial aspects of our business and referred to as the Corporate Scorecard. All compensation under the 2014 EMCP is delivered exclusively in cash because we cannot provide equity-based compensation to our employees under the terms of the Purchase Agreement, unless approved by Treasury. Compensation in 2014 for each NEO other than Mr. Layton was governed by the 2014 EMCP. Mr. Layton's compensation is discussed below in “— Chief Executive Officer Compensation.”
Although the Compensation Committee plays a significant role in considering and recommending executive compensation, FHFA is actively involved in determining such compensation. During conservatorship, the Compensation Committee’s authority and flexibility have been subject to the following limitations:

•
The powers of FHFA as our Conservator include the authority to set executive compensation. Under the terms of the Purchase Agreement, FHFA is required to consult with Treasury on any increases in compensation or new compensation arrangements for our executive officers.

•
Our directors serve on behalf of FHFA and exercise their authority as directed by FHFA. More information about the role of our directors is provided above in “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE — Authority of the Board and Board Committees.”

•
FHFA has directed us to obtain its approval before we: (i) enter into new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements for officers at the senior vice president level and above and for other officers as FHFA may deem necessary to successfully carry out its role as Conservator; or (ii) establish or modify performance management processes for such officers.

•
FHFA retains the authority not only to approve both the terms and amount of any compensation prior to payment to any of our executive officers, but also to modify any existing compensation arrangements.

251	Freddie Mac

Executive Compensation Best Practices
We employ the following executive compensation best practices:

•	No agreements that guarantee a specific amount of compensation for a specified term of employment;

•	No tax “gross-ups”;

•	Limited executive perquisites;

•	Clawback provisions that result in a significant portion of compensation earned being subject to recapture and/or forfeiture;

•	No golden parachute payments or other change in control provisions in any of our compensation or benefit programs;

•	Evaluation of company performance against multiple measures, including non-financial measures;

•	Annual compensation risk assessment and best practices review;

•	Engagement of an independent compensation consultant by the Board's Compensation Committee; and

•	No hedging or pledging of company securities.
Chief Executive Officer Compensation
Mr. Layton’s compensation consists solely of an annual Base Salary of $600,000, a level established by FHFA. He does not participate in the 2014 EMCP and therefore has no compensation subject to either corporate or individual performance, nor is his compensation subject to recapture under the EMCP as discussed in "— Recapture and Forfeiture Agreement." Mr. Layton is, however, eligible to participate in all employee benefit plans offered to Freddie Mac’s other senior executives pursuant to the terms of those plans.
Elements of Target Total Direct Compensation (Target TDC)
Compensation under the 2014 EMCP for the NEOs other than Mr. Layton consists of salary with two components, Base Salary and Deferred Salary.

Element of Compensation	Description	Primary Compensation Objective	Key Features
Base Salary	Earned and paid bi-weekly	To provide a fixed level of compensation to each NEO commensurate with the responsibility level of his/her position	Cannot exceed $500,000 per year, except as approved by FHFA
Deferred Salary	Fixed Deferred Salary is earned bi-weekly. The amount earned each quarter is paid on the last pay date of the corresponding quarter of the following year, referred to as the Approved Payment Schedule.	To encourage executive retention	Equal to Target TDC less Base Salary and At-Risk Deferred Salary
	At-Risk Deferred Salary is earned and paid in the same manner as Fixed Deferred Salary, but is subject to reduction based on corporate and individual performance	To encourage achievement of corporate and individual performance goals
Equal to 30% of Target TDC. Half of At-Risk Deferred Salary is subject to reduction based on Conservatorship Scorecard performance, and half is subject to reduction based on a combination of corporate performance against Corporate Scorecard goals and individual performance.

The objectives against which 2014 corporate performance was measured are described in “Determination of Actual 2014 Compensation — At-Risk Deferred Salary Based on Conservatorship Scorecard Performance” and “— At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance.”

The 2014 EMCP also provides for payment of interest on earned but unpaid Deferred Salary. The amount on which interest accrues will take into account any reduction applicable to At-Risk Deferred Salary and any reduction applicable to Fixed Deferred Salary resulting from certain terminations of employment. Interest accrues at one-half of the one-year Treasury

252	Freddie Mac

Bill rate in effect on the last business day immediately preceding the year in which the Deferred Salary is earned, and is paid at the same time as the Deferred Salary to which it relates.
See “Other Executive Compensation Considerations — Effect of Termination of Employment” for information on the effect of a termination of employment, including the timing and payment of any unpaid portion of Deferred Salary and related interest.
Performance Measures for the Performance-Based Elements of Compensation
The performance measures for At-Risk Deferred Salary, together with a description of the assessment of actual performance against such measures, are presented below in “Determination of Actual 2014 Compensation — At-Risk Deferred Salary Based on Conservatorship Scorecard Performance” and “— At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance.” These performance measures were chosen because they reflected our 2014 priorities during conservatorship.
Determination of 2014 Target TDC for NEOs
Role of Compensation Consultants
As part of the annual process to determine the Target TDC for each of the NEOs, other than Mr. Layton, whose compensation is fixed as described in “— Chief Executive Officer Compensation,” the Compensation Committee receives guidance from Meridian Compensation Partners, LLC (Meridian), its independent compensation consultant. In addition to the annual process to determine Target TDC, Meridian provides guidance to the Compensation Committee during the course of the year on other executive compensation matters.
Meridian has not provided the Compensation Committee with any non-executive compensation services, nor has the firm provided any consulting services to our management. During 2014, the Compensation Committee reviewed Meridian's independence based on the factors outlined in Rule 10C-1(b)(4) under the Exchange Act and determined that Meridian continues to be independent.
2014 Comparator Group Companies
The Compensation Committee annually evaluates each NEO’s Target TDC in relation to the compensation of executives in comparable positions at companies that are either in a similar line of business or are otherwise comparable for purposes of recruiting and retaining individuals with the requisite skills and capabilities. We refer to this group of companies as the Comparator Group.
When there is either no reasonable match or insufficient data from the Comparator Group for a position, or if Meridian believes that additional data sources would strengthen the analysis of competitive market compensation levels, the Compensation Committee may use alternative survey sources.
At FHFA's recommendation, Freddie Mac and Fannie Mae have aligned their Comparator Groups so that consistent compensation data is used by both companies for the same or similar senior officer positions.
The Comparator Group used to determine compensation for 2014 consisted of the following companies:

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
The Compensation Committee has determined, in consultation with FHFA and Fannie Mae, that these same companies, with one exception, will comprise the Comparator Group used to determine compensation for 2015. To avoid benchmarking our NEOs' compensation against our own data, Freddie Mac has been removed from the 2015 Comparator Group.
Establishing Target TDC
The Compensation Committee developed its 2014 Target TDC recommendations for the NEOs other than Mr. Layton by reviewing data from the Comparator Group and, as appropriate, alternative survey sources. For Messrs. Lowman, Mackey and McDavid, the Compensation Committee reviewed competitive market data solely from the Comparator Group. For Mr. Weiss, our EVP-Chief Administrative Officer, no reasonable match was available in either the Comparator Group or one of the alternative survey sources due to the unique nature of his responsibilities. As a result, the compensation level for his role was

253	Freddie Mac

evaluated by comparing the scope and breadth of his responsibilities with those of other executive-level positions at the company.
The Compensation Committee’s 2014 Target TDC recommendation for each of the NEOs other than Mr. Layton was reviewed and approved by FHFA. The following table sets forth the components of 2014 Target TDC for each of our NEOs and the percentage change, if any, compared to 2013 Target TDC.
Table 65 — 2014 Target TDC

	2014 Target TDC
Named Executive Officer	Base Salary	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC	Percent Change v. Prior Year
Donald H. Layton	$600,000	$—	$—	$600,000	0%
James G. Mackey	500,000	1,600,000	900,000	3,000,000	0%
David B. Lowman	500,000	1,600,000	900,000	3,000,000	0%
William H. McDavid	500,000	1,320,000	780,000	2,600,000	0%
Jerry Weiss	500,000	900,000	600,000	2,000,000	1%
Determination of Actual 2014 Compensation
The Compensation Committee and FHFA considered our achievements in pursuing our primary business objectives, as well as other factors, in determining the funding levels for the following elements of compensation in 2014.
At-Risk Deferred Salary Based on Conservatorship Scorecard Performance
Half of each NEO's 2014 At-Risk Deferred Salary, or 15% of Target TDC, was subject to reduction based on FHFA's assessment of the company's performance against the objectives in the 2014 Conservatorship Scorecard. FHFA independently assessed the company’s performance against the 2014 Conservatorship Scorecard and determined that a 100% funding level was justified for this portion of At-Risk Deferred Salary. FHFA noted the following considerations in assessing our performance against the Conservatorship Scorecard:

•
2014 was a year of review and reevaluation of priorities, as well as a year of transition for both FHFA and Freddie Mac, in part because of new leadership at FHFA, and as a result, the 2014 Conservatorship Scorecard was not finalized until May; and,

•	Freddie Mac met all the goals specified in the Maintain, Reduce and Build components of the Scorecard, and exceeded the goals in the areas of risk transfers and retained portfolio sales.
In making its assessment, FHFA also took into consideration the following:

•	The extent to which the initiatives were undertaken in a safe and sound manner;

•	The quality, thoroughness, creativity, effectiveness, and timeliness of our work products;

•	Cooperation and collaboration with FHFA, Fannie Mae, CSS, and the industry;

•	The extent to which the outcomes of our activities supported a competitive and resilient secondary mortgage market to support homeowners and renters; and

•	The quality of the input provided by us to FHFA for periodic progress reports to the public.
The table below presents the Conservatorship Scorecard objectives and FHFA's assessment of our achievement against those objectives.
Table 66 — Achievement of Conservatorship Scorecard Performance Measures

Performance Goals			FHFA's Summary of Performance
1
Maintain in a safe and sound manner, foreclosure prevention activities and credit availability for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets (40%)

	Work to increase access to mortgage credit to creditworthy borrowers, consistent with the full extent of applicable credit requirements and risk management practices through:		All goals were achieved
	•	Continuing to improve the Representations and Warranties Framework for originations;
	•	Providing additional clarity regarding servicing Representations and Warranties and remedies for poor performance, including compensatory fees;
	•	Providing transparency regarding servicer eligibility standards;
	•	Assessing and developing plans to encourage greater participation by small lenders, rural lenders, and state and local Housing Finance Agencies.
	Continue to undertake key loss mitigation and foreclosure prevention activities, including:		All goals were achieved

254	Freddie Mac

	•	Analyzing and pursuing opportunities to encourage take-up by currently HARP-eligible borrowers;
	•	Assessing and developing additional plans for loss mitigation strategies, including those for the post-HAMP marketplace;
	•	Developing and implementing a plan for targeted non-performing loan sales and Real Estate Owned property sales that facilitate neighborhood stabilization, especially in hardest hit markets.
	Continue to develop approaches to reduce borrower, and therefore Enterprise, costs for Lender Placed Insurance (LPI).		The goal was achieved
	Maintain the dollar volume of new multifamily business at or below the 2013 caps, excluding:		The goal was achieved
	•	Affordable housing loans, loans to small multifamily properties and loans to manufactured housing rental communities.
2	Reduce taxpayer risk through increasing the role of private capital in the mortgage market (30%)
	Single Family		All goals were achieved or exceeded
	•	Transact credit risk transfers on single family mortgages with at least $90 billion of unpaid principal balances adjusted for the amount of credit risk transferred;
	•	Utilize at least one transaction type in addition to the STACR or CAS structures (e.g. - insurance, upfront credit risk transfers, and senior/subordinated securitizations):
• FHFA will provide some extra Scorecard credit for the substantial completion of R&D efforts in this space;
• FHFA will provide more extra Scorecard credit for completing any additional types of transactions beyond the first two.
	Multi-Family		The goal was achieved
•
Assess the economics and feasibility of adopting additional types of risk transfer structures and of increasing the amount of risk transferred in current risk transfer structures (risk is broadly defined to include, but is not limited to, credit, counterparty or aggregation risk).

	Retained Portfolio		All goals were achieved or exceeded
•
Submit to FHFA within 60 days retained portfolio plans that meet, even under adverse conditions, the annual Purchase Agreement requirements and the $250 billion Purchase Agreement cap by December 31, 2018:

• The plans should focus on reducing less liquid assets;
• Any sales should be economically sensible transactions that consider impacts to the market and neighborhood stability.
	Finalize mortgage insurance Master Policies and enhanced eligibility requirements.		The goal was achieved
3	Build a new single-family securitization infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future (30%)

Continue working with FHFA, Fannie Mae and Common Securitization Solutions, LLC to build and test the Common Securitization Platform (CSP) and continue the implementation of required changes to the Enterprises' related systems and operations for integration into the CSP. The Enterprises' work on CSP should incorporate the following design principles:
All goals were achieved
	•	Focus on the functions necessary for current Enterprise single family securitization activities;
	•	Include the development of the operational and system capabilities necessary to issue a single (common) security for the Enterprises; and
	•	Allow the option for the integration of additional market participants in a future system.
	Identify key components, features and standards needed for a single (common) security in the CSP. Assess key issues and begin to address these issues:		The goal was achieved
	•	Continue to explore other shorter-term changes that may improve market liquidity in the Agency MBS market.
Provide active support for mortgage data standardization initiatives:
	•	Servicing Data and Technology Initiative (SDTI).	While the goal was achieved, a greater level of engagement would have been beneficial
• Engage with FHFA and the industry to identify current and anticipated mortgage servicing data and technology gaps in order to explore technology improvements and expand data standardization.
	•	The Uniform Closing Disclosure Dataset (UCD) initiative:	The goals were achieved
• Develop a standardized dataset to support the CFPB's Integrated Mortgage Disclosure Regulation and Closing Disclosure;
• Create a strategy for the collection and use of the UCD dataset; and

255	Freddie Mac

	•	Publish an industry announcement of the UCD dataset, as well as a timeline for the collection of the data.
•	Uniform Loan Application Dataset (ULAD):		The goals were achieved
	•	Reassess loan application data needs;
	•	Update the physical format of the URLA; and
	•	Demonstrate progress towards creating a draft ULAD specification.
 At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance
The other half of each NEO's At-Risk Deferred Salary, also equal to 15% of Target TDC, was subject to reduction based on a combination of the company's performance against the Corporate Scorecard goals and the NEO's individual performance. The seven Corporate Scorecard goals drive how we manage and improve the commercial aspects of our business and are intended to complement the FHFA Strategic Plan and Conservatorship Scorecard. Certain of the individual performance objectives for the NEOs were either Conservatorship Scorecard objectives or Corporate Scorecard goals or directly supported their achievement.
No weightings were assigned to the Corporate Scorecard goals. As a result, it was necessary for the Compensation Committee to use its judgment in determining the overall level of performance. In making its determination, the Committee primarily considered the fact that the vast majority of the Corporate Scorecard goals were achieved. The Compensation Committee determined that, based on the company's performance against the Corporate Scorecard, a 100% funding level was justified for this portion of At-Risk Deferred Salary.
The Board has adopted Corporate Scorecard goals for 2015 that are substantially similar to the 2014 goals.
The table below presents the Corporate Scorecard goals and the Compensation Committee's assessment of our achievement against those goals.

256	Freddie Mac

Table 67 — Achievement of Corporate Scorecard Goals

Corporate Scorecard Goal	Assessment of Performance
People
All elements of this goal were achieved or exceeded. We worked to build the right culture, as indicated by significantly exceeding the desired level of improvement in employee survey indicators. Our high-performer turnover was low and we took steps to improve leadership diversity by improving diverse talent pipelines and external candidate pools.

Maximize the contributions of our people

Our Customers
All elements of this goal were either achieved or exceeded, including maintaining or improving the customer satisfaction levels for the single-family and multifamily business lines. We also exceeded our desired single-family GSE market share, enhanced customer service and expanded customer communications with select large multifamily lenders.

Strive to achieve industry-leading customer experience levels

The Mission
We believe that we did not achieve the benchmark level for two of the 2014 single-family affordable housing goals - Very Low Income Purchases and Low Income Purchases - despite employing a number of tactics intended to increase qualifying purchases. We believe, however, that we did achieve the remaining 2014 single-family affordable housing goals, and the 2014 multifamily affordable housing goal. We also exceeded a goal that measures loan modifications and repayment plans completed as a percentage of seriously delinquent loans.

Help people own, rent and stay in their homes

Financial Performance
Certain elements of this goal, including earnings on New single-family book mortgages, liquid assets as a percent of the retained portfolio and reduced core operating expenses, fell just short of the desired level of achievement. While we have reduced operating expenses, the amount of reduction was less than planned due to higher than anticipated technology investments. We significantly exceeded the other elements of the goal related to the volume of retained portfolio agency structuring and non-agency sales, the amount of eligible single-family mortgages subject to risk transfer, maintaining multifamily profitability and actively managing the retained portfolio.

Improve our efficiency and core financial performance

Risk Management
We achieved or exceeded all elements of this goal, which related primarily to making informed risk-reward decisions. Also, as part of managing the control environment, we continued to reduce the total number of open/active issues.

Make risk management a competitive advantage

Technology & Infrastructure	We achieved all elements of this goal by:
Utilize technology and infrastructure to prepare for a fully competitive market	•	Deploying a new out-of-region disaster recovery facility;
	•	Implementing five critical, customer-facing information technology applications during the year;

	•	Strengthening our information security; and
	•	Improving our facilities utilization by moving out of a leased building and staffing certain critical positions outside of our home region.
Execution
We achieved all elements of this goal by delivering the vast majority of our key initiatives on schedule and on budget, significantly decreasing the number of operational events and reducing both redundant controls and the frequency with which certain controls are executed to enhance efficiency without increasing our risk profile.

Do everything better, faster, and more cost effectively through superior execution

The Compensation Committee then assessed the individual performance of each NEO other than Mr. Layton, whose performance is not discussed below because his compensation does not include Deferred Salary. In making its assessment, the Committee received input from Mr. Layton, and used its judgment to determine the reduction, if any, for each NEO. In each case, the Compensation Committee's determination was consistent with Mr. Layton's recommendation. FHFA reviewed and approved these determinations.
Each NEO’s individual performance is discussed below.

257	Freddie Mac

James G. Mackey, Executive Vice President – Chief Financial Officer. The Compensation Committee determined that Mr. Mackey should receive the full amount of his At-Risk Deferred Salary that was subject to reduction based on the Corporate Scorecard and individual performance.  In recommending and determining this amount, the CEO and the Compensation Committee considered the significant progress Mr. Mackey has made in establishing his leadership of the Finance Division since joining the company in November 2013, as well as its subsequent transformation.  Key aspects of this transformation include reorganizing functions to increase service and reduce costs, establishing a dedicated divisional CFO function to support the Information Technology Division, and strengthening the Finance Division’s management team with a key external hire.  In addition, Mr. Mackey’s team is playing a leadership role in a multi-year project focused on simplifying our control structure and eliminating redundant activities.
David B. Lowman, Executive Vice President – Single-Family. The Compensation Committee determined that Mr. Lowman should receive the full amount of his At-Risk Deferred Salary that was subject to reduction based on the Corporate Scorecard and individual performance.  In recommending and determining this amount, the CEO and the Compensation Committee considered the impact Mr. Lowman had on the accomplishment of the goals in the 2014 Conservatorship and Corporate Scorecards.  Mr. Lowman has provided strong leadership to significantly increase the competitiveness of the Single-Family Division, including through extensive personal client contact, helping achieve considerably higher GSE single-family market share in 2014, and he is developing plans for future improvements.  The division’s other key accomplishments included significantly exceeding the Conservatorship Scorecard goal related to credit risk transfer transactions through seven STACR and three ACIS transactions, achieving a major improvement in measured levels of customer service, and successfully delivering upon a large number of other Conservatorship Scorecard goals.  More broadly, during 2014, he added key members to the Single-Family Division management team overseeing a very large number of initiatives and projects and was appointed to CSS’s Board of Managers.
William H. McDavid, Executive Vice President – General Counsel and Corporate Secretary. The Compensation Committee determined that Mr. McDavid should receive the full amount of his At-Risk Deferred Salary that was subject to reduction based on the Corporate Scorecard and individual performance. In recommending and determining this amount, the CEO and the Compensation Committee considered Mr. McDavid’s achievements and leadership of the Legal Division in 2014. During 2014, the Legal Division provided guidance on a variety of unique and complex legal issues involving matters ranging from private-label securities litigation to the single (common) security structure. During his tenure, he has taken steps to instill a greater customer service focus in the Division as well as to reduce costs. He also leads by example, having personally led the provision of legal advice on a variety of specific major issues.
Jerry Weiss, Executive Vice President – Chief Administrative Officer. The Compensation Committee determined that Mr. Weiss should receive the full amount of his At-Risk Deferred Salary that was subject to reduction based on the Corporate Scorecard and individual performance. In recommending and determining this amount, the CEO and the Compensation Committee considered the positive impact that Mr. Weiss’s leadership of the Administration Division had on the accomplishment of the goals in the 2014 Conservatorship and Corporate Scorecards, plus the expansion of his duties during the year.  Specifically, he is leading the company’s multi-year efforts on the development of the CSP and the single (common) security, both of which achieved key milestones in 2014.  He was appointed to CSS’s Board of Managers and personally led the recruitment of the organization’s new CEO.  His portfolio of activities grew during the year to include the corporate services and procurement functions, further broadening the scope of his responsibilities.  He also continued to serve as the company’s primary senior executive liaison to FHFA, during a year that included a leadership transition following the confirmation of Director Watt, and also to the U.S. Treasury. Additionally, he supervises the Making Home Affordable-Compliance function, which operates under a contract from the U.S. Treasury and which continues to function effectively, well beyond its originally-anticipated end date.
The following chart reports the actual amounts of 2014 Deferred Salary for each NEO other than Mr. Layton. The actual amount earned is scheduled to be paid in quarterly installments on the last pay date of each calendar quarter of 2015.
Table 68 — 2014 Deferred Salary

	2014 Actual Deferred Salary
		At-Risk				Total Actual Deferred Salary	% of Target
Named Executive Officer	Fixed	Conservatorship Scorecard	% of Target	Corporate Scorecard/ Individual	% of Target
Mr. Mackey	$1,600,000	$450,000	100%	$450,000	100%	$2,500,000	100%
Mr. Lowman	1,600,000	450,000	100%	450,000	100%	2,500,000	100%
Mr. McDavid	1,320,000	390,000	100%	390,000	100%	2,100,000	100%
Mr. Weiss	900,000	300,000	100%	300,000	100%	1,500,000	100%

Written Agreements Relating to Our NEOs' Employment

258	Freddie Mac

We entered into letter agreements with each of our NEOs in connection with their hiring. Although the letter agreements set forth specific initial levels of Base Salary and, where applicable, Target TDC, the compensation of each NEO is subject to change by FHFA and, other than in the case of Mr. Layton, to the terms of the 2014 EMCP.
We also entered into restrictive covenant and confidentiality agreements with each of our NEOs in connection with their hiring. The non-competition and non-solicitation provisions included in the restrictive covenant and confidentiality agreements are described in “Potential Payments Upon Termination of Employment or Change-in-Control.”
2014 EMCP participants are not currently entitled to a guaranteed level of severance benefits upon any type of termination event. For additional information on compensation and benefits payable in the event of a termination of employment, see “Potential Payments Upon Termination of Employment or Change-in-Control.”
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
Mr. Mackey
We entered into: (a) a letter agreement; and (b) a restrictive covenant and confidentiality agreement with Mr. Mackey in connection with his employment as our CFO. The terms of Mr. Mackey’s letter agreement provide him with an annual Target TDC opportunity of $3,000,000, consisting of Base Salary of $500,000 and Deferred Salary of $2,500,000; and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s senior executive officers pursuant to the terms of these plans.
Mr. Mackey's letter agreement also provided for a cash sign-on award of $960,000 in recognition of the forfeited compensation at his prior employer and commuting expenses during the first several months of his employment. This award was paid in installments during Mr. Mackey’s first year of employment with us, as follows: (i) first installment: $510,000 on the same date on which Mr. Mackey received his first payment of Base Salary; (ii) second installment: $225,000 on the six-month anniversary of his hire date; and (iii) third installment: $225,000 on the one-year anniversary of his hire date. Each installment is subject to repayment in the event that, prior to the first anniversary of an installment payment date, Mr. Mackey terminates his employment with Freddie Mac for any reason or Freddie Mac terminates his employment due to the occurrence of any of the Forfeiture Events described in his Recapture and Forfeiture Agreement. Copies of Mr. Mackey's letter agreement and restrictive covenant and confidentiality agreement were filed as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed on September 30, 2013.
Mr. Lowman
We entered into: (a) a letter agreement; and (b) a restrictive covenant and confidentiality agreement with Mr. Lowman in connection with his employment as our Executive Vice President - Single-Family Business. The terms of Mr. Lowman’s letter agreement provide him with an annual Target TDC opportunity of $3,000,000, consisting of Base Salary of $500,000 and Deferred Salary of $2,500,000; and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s senior executive officers pursuant to the terms of these plans. Copies of Mr. Lowman's letter agreement and restrictive covenant and confidentiality agreement are filed as Exhibits 10.48 and 10.49, respectively, to our Annual Report on Form 10-K filed on February 27, 2014.
Mr. McDavid
We entered into: (a) a letter agreement; and (b) a restrictive covenant and confidentiality agreement with Mr. McDavid in connection with his employment as our Executive Vice President - General Counsel and Corporate Secretary. The terms of Mr. McDavid’s letter agreement provide him with an annual Target TDC opportunity of $2,600,000, which consists of Base Salary of $500,000 and Deferred Salary of $2,100,000; and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s senior executive officers pursuant to the terms of these plans. Copies of Mr. McDavid's letter agreement and restrictive covenant and confidentiality agreement were filed as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed on July 9, 2012.
Mr. Weiss
We do not have any continuing obligations under the letter agreement that we entered into with Mr. Weiss at the time of his employment. Mr. Weiss' restrictive covenant and confidentiality agreement was filed as Exhibit 10.49 to our Annual Report on Form 10-K filed on March 9, 2012.
Recapture and Forfeiture Agreement
Freddie Mac has adopted, with the approval of FHFA, the Recapture and Forfeiture Agreement (the “Recapture Agreement”). In order to participate in the 2014 EMCP, each of our NEOs other than Mr. Layton has entered into a Recapture

259	Freddie Mac

Agreement. We did not enter into a Recapture Agreement with Mr. Layton because he only receives Base Salary, which is not subject to recapture.
The Recapture Agreement provides for the recapture and/or forfeiture of Deferred Salary (including related interest) earned, paid or to be paid pursuant to the terms of the 2014 EMCP if, after providing the required notice, our Board of Directors, in the good faith exercise of its sole discretion, determines that a Forfeiture Event has occurred. The Forfeiture Events and the Deferred Salary subject to recapture and/or forfeiture are described below.

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
The following additional event is applicable only to the CEO and CFO, to the extent they have compensation subject to reimbursement in accordance with Section 304 of the Sarbanes-Oxley Act.

•
Accounting Restatement Resulting from Misconduct - If, as a result of misconduct, we are required to prepare an accounting restatement due to material non-compliance with financial reporting requirements, the CEO and CFO are required to reimburse us for amounts determined in accordance with Section 304.

Indemnification Agreements
We have also entered into indemnification agreements with certain of our current and former directors and executive officers, each an indemnitee, including each of our NEOs. For indemnification agreements entered into with executive officers

260	Freddie Mac

in or after August 2011, the form of agreement has been revised to provide that indemnification rights under the agreement would terminate if and when the executive officer remained with Freddie Mac after ceasing to report directly to the CEO with respect to any claims arising from matters occurring after the officer was no longer a direct CEO report. Similar indemnification rights would continue to be available to such executive officers under the Bylaws going forward. The indemnification agreements provide that we will indemnify the indemnitee to the fullest extent permitted by our Bylaws and Virginia law. This obligation includes, subject to certain terms and conditions, indemnification against all liabilities and expenses (including attorneys’ fees) actually and reasonably incurred by the indemnitee in connection with any threatened or pending action, suit or proceeding, except such liabilities and expenses as are incurred because of the indemnitee’s willful misconduct or knowing violation of criminal law. The indemnification agreements provide that if requested by the indemnitee, we will advance expenses, subject to repayment by the indemnitee of any funds advanced if it is ultimately determined that the indemnitee is not entitled to indemnification. The rights to indemnification under the indemnification agreements are not exclusive of any other right the indemnitee may have under any statute, agreement or otherwise. Our obligations under the indemnification agreements will continue after the indemnitee is no longer a director or officer of the company with respect to any possible claims based on the fact that the indemnitee was a director or officer, and the indemnification agreements will remain in effect in the event the conservatorship is terminated. The indemnification agreements also provide that indemnification for actions instituted by FHFA will be governed by the standards set forth in FHFA's Notice of Proposed Rulemaking, published in the Federal Register on November 14, 2008, implementing 12 U.S.C. 4518. That proposed rulemaking has not yet been finalized. In the preamble to FHFA's final rule on Golden Parachute Payments, published in the Federal Register on January 28, 2014, FHFA indicated that a final rule on indemnification payment provisions remains under review.
Other Executive Compensation Considerations
Effect of Termination of Employment
Under the 2014 EMCP, Base Salary ceases upon an NEO’s termination of employment, regardless of the reason for such termination. The timing and payment of any unpaid portion of Deferred Salary and related interest is based upon the reason for termination, as discussed in “Potential Payments Upon Termination of Employment or Change-in-Control — Potential Payments Under the 2014 EMCP.”
Perquisites
We believe that perquisites should be a minimal part of the compensation package for our NEOs. Total annual perquisites for any NEO cannot exceed $25,000 without FHFA approval, and we do not provide a gross-up to cover any taxes due on the perquisite itself. The only perquisite provided to our NEOs during 2014 was reimbursement for assistance with personal financial planning, tax planning, and/or estate planning, up to an annual maximum benefit.
Supplemental Executive Retirement Plan and Supplemental Executive Retirement Plan II
Our NEOs are eligible to participate in our SERP. The SERP is designed to provide participants with the full amount of benefits to which they would have been entitled under our Thrift/401(k) Plan if that plan was not subject to certain dollar limits under the Internal Revenue Code. This portion of the SERP is referred to as the “401(k) SERP Benefit.” For participants covered under the 2014 EMCP (or similar predecessor program), benefits under the 401(k) SERP Benefit are limited to two times a participant’s Base Salary in any calendar year.
Prior to January 1, 2014, NEOs whose employment with the company commenced on or before December 31, 2011 were also eligible under the SERP to accrue additional benefits, referred to as the “Pension SERP Benefit,” which was designed to provide participants with the full amount of benefits to which they would have been entitled under our Pension Plan if that plan was not subject to certain dollar limits under the Internal Revenue Code. Benefits were also limited as noted in the previous paragraph. In October 2013, FHFA directed us to terminate the Pension Plan as well as the Pension SERP Benefit and the pre-2005 Thrift/401(k) SERP component (together, the “Terminating SERP”). No Pension Plan accruals or Pension SERP Benefit accruals occurred after December 31, 2013. The accruals associated with the Terminating SERP were fully distributed by October 31, 2014.
On February 18, 2015, FHFA approved, effective January 1, 2014, a new nonqualified retirement plan, referred to as SERP II. The SERP II is intended to provide participants with the full amount of benefits to which they would have been entitled under our tax-qualified defined contribution Transitional Plan established in January 2014 (described above in “Item 9B. Other Information” and below in the footnotes to the "Summary Compensation Table") if that plan was not subject to certain dollar limits under the Internal Revenue Code. Benefits are also limited for participants covered under the 2014 EMCP (or similar predecessor program) as noted earlier in this section.
For additional information regarding these benefits, see “Compensation Tables” below and the discussion of “Nonqualified Deferred Compensation” following the "Pension Benefits" table.
Stock Ownership, Hedging and Pledging Policies
FHFA approved the suspension of our previous stock ownership guidelines because we ceased paying our executives stock-based compensation. The Purchase Agreement prohibits us from issuing any shares of our equity securities without the

261	Freddie Mac

prior written consent of Treasury. The suspension of stock ownership requirements is expected to continue through the conservatorship and until such time that we resume granting stock-based compensation.
All employees, including our NEOs, are prohibited from purchasing and selling derivative securities related to our equity securities, including warrants, puts and calls, or from dealing in any derivative securities other than pursuant to our stock-based compensation plans. All directors and employees are also prohibited from transacting in options (other than options granted by us) or other hedging instruments as specified in our Insider Trading Policy. In addition, all directors and employees are prohibited from holding our securities in a margin account or pledging our securities as collateral for a loan.
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
Compensation Committee Interlocks and Insider Participation
None of the members of the Board of Directors who served on the Compensation Committee during fiscal year 2014 were officers or employees of Freddie Mac or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.
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

Anthony A. Williams, Chairman
Thomas M. Goldstein
Steven W. Kohlhagen
Christopher S. Lynch
Sara Mathew
Saiyid T. Naqvi
Compensation and Risk
Our management conducted an assessment of our compensation policies and practices that were in place during 2014 and that were applicable to employees at all levels, including those participating in the 2014 EMCP. The purpose of the assessment was to determine whether any elements of the overall compensation program encourage inappropriate or excessive risk taking by employees in the achievement of stated corporate objectives or pursuit of individual compensation targets. The assessment was conducted by members of our enterprise risk management and human resources teams.
The review included an evaluation of:

•	the mix of fixed and variable compensation;

•	eligibility for participation in compensation programs;

•	identification and evaluation of changes to Freddie Mac’s compensation plans;

•	the process for establishing performance objectives and for evaluating performance against those objectives;

•
the participation of our enterprise risk management team in strategic business planning and discussion to help ensure that management develops business objectives that are aligned with the company’s risk appetite; and

•	the involvement of the Compensation Committee and FHFA in the compensation process.
The assessment was discussed with the Compensation Committee in December 2014. Management’s conclusion, with which the Compensation Committee concurred, is that Freddie Mac has taken appropriate and reasonable efforts to help ensure that our compensation policies and practices in place during 2014 do not encourage employees to take unnecessary and excessive risks to meet our corporate objectives, and our current compensation policies and practices are not reasonably likely to have a material adverse effect on us.

262	Freddie Mac

Compensation Tables
The following tables set forth compensation information for our NEOs: our CEO, CFO and the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2014.
Table 69 — Summary Compensation Table — 2014

		Salary			Non-Equity Incentive Plan Compensation (4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)	All Other Compensation (6)
Name and Principal Position	Year	Earned During Year (1)	Deferred (2)	Bonus (3)	At-Risk Deferred Salary	Target Opportunity			Total
Donald H. Layton	2014	$600,000	$—	$—	$—	$—	$—	$60,586	$660,586
Chief Executive Officer	2013	600,000	—	—	—	—	—	23,827	623,827
	2012	368,750	—	—	—	—	—	—	368,750
James G. Mackey	2014	500,000	1,600,000	450,000	900,585	—	—	21,099	3,471,684
EVP — Chief Financial Officer	2013	70,881	230,303	510,000	127,602	—	—	—	938,786
David B. Lowman	2014	500,000	1,600,000	—	900,585	—	—	65,045	3,065,630
EVP — Single-Family Business	2013	329,502	1,048,485	150,000	580,926	—	—	—	2,108,913
William H. McDavid	2014	500,000	1,320,000	—	780,507	—	—	110,168	2,710,675
EVP — General Counsel and Corporate Secretary	2013	500,000	1,320,000	—	768,300	—	—	29,713	2,618,013
Jerry Weiss	2014	500,000	900,000	—	600,390	—	—	174,203	2,174,593
EVP — Chief Administrative Officer	2013	495,000	891,000	—	570,240	—	26,394	84,015	2,066,649
	2012	495,000	891,000	—	579,150	348,333	218,711	94,584	2,626,778

(1)
The amounts shown reflect Base Salary under the executive compensation program in effect for the applicable year as described in “Compensation Discussion and Analysis — Executive Management Compensation Program.”

(2)
The amounts shown reflect the Fixed Deferred Salary earned under the terms of the executive compensation program in effect for the applicable year. Fixed Deferred Salary earned during each calendar quarter is paid in cash on the last business day of the corresponding quarter in the following year. The remaining portion of Deferred Salary is reported in “Non-Equity Incentive Plan Compensation” and is referred to as “At-Risk” because it is subject to reduction based upon corporate and individual performance. Interest on Fixed Deferred Salary earned during 2014 is included in All Other Compensation.

(3)
The amounts shown reflect cash sign-on payments made to Messrs. Mackey and Lowman in connection with their hiring in 2013. See “Compensation Discussion and Analysis — Written Agreements Relating to Our NEOs' Employment” for additional information.

(4)
The 2014 amounts reflect At-Risk Deferred Salary earned during 2014 and interest on that At-Risk Deferred Salary. The interest rate for At-Risk Deferred Salary earned during 2014 was 0.065%, equal to 50% of the one-year Treasury Bill rate as of December 31, 2013. At-Risk Deferred Salary earned during each calendar quarter will be paid on the last pay date of the corresponding quarter in 2015. See “Compensation Discussion and Analysis — Executive Management Compensation Program — Performance Measures for the Performance-Based Elements of Compensation.” The 2013 amounts reflect At-Risk Deferred Salary earned during each calendar quarter in 2013 and paid on the last pay date of the corresponding quarter in 2014. The 2012 amounts reflect (i) At-Risk Deferred Salary earned during each calendar quarter in 2012 and paid on the last business day of the corresponding quarter in 2013, and (ii) the portion of the 2011 Target Opportunity that was earned in 2012 and paid in February 2013.

(5)
The amounts reported in this column reflect the actuarial increase in the present value of each NEO's accrued benefits under the Pension Plan and the Pension SERP Benefit determined using the time periods and assumptions applied in our consolidated financial statements for the years ended December 31, 2014, 2013, and 2012, respectively. The amounts reported do not include values associated with retiree medical benefits, which are generally available on the same terms to all employees.

Mr. Weiss is the only NEO eligible to participate in the Pension Plan or Pension SERP. No benefits accrued under the Pension Plan and Pension SERP for the year ended December 31, 2014. As a result of the distribution of Terminating SERP benefits in 2014, the aggregate change in the actuarial present value of Mr. Weiss’s accumulated pension benefit in these plans from December 31, 2013 to December 31, 2014 was a reduction. As required by SEC rules, however, the amount reported for Mr. Weiss for this period is zero.

(6)
Amounts reflect (i) contributions we made to our tax-qualified Thrift/401(k) Savings Plan and earned for plan year 2014; (ii) accruals we made pursuant to the Thrift/401(k) SERP Benefit and earned for plan year 2014; (iii) contributions that will be made to our Transitional Plan in 2015 for plan year 2014; (iv) SERP II accruals earned for plan year 2014; (v) interest on Fixed Deferred Salary earned during 2014; and (vi) perquisites. The amounts for 2014 are as follows:

	Thrift/401(k) Savings Plan Contributions	Thrift/401(k) SERP Benefit Accruals	Transitional Plan Contributions	SERP II Accruals	Interest on Fixed Deferred Salary	Perquisites
Mr. Layton	$28,475	$32,111	$—	$—	$—	$—
Mr. Mackey	6,500	13,559	—	—	1,040	—
Mr. Lowman	11,730	52,275	—	—	1,040	—
Mr. McDavid	28,475	80,835	—	—	858	—
Mr. Weiss	21,975	62,251	18,900	70,492	585	—

263	Freddie Mac

Employer contributions to the Thrift/401(k) Savings Plan are generally available on the same terms to all of our employees. After the first year of employment, we match up to 6% of eligible compensation at 100% of the employee’s contributions. Employee contributions and our matching contributions are invested in accordance with the employee’s investment elections and are immediately vested. In addition, employees receive an additional employer contribution to our Thrift/401(k) Savings Plan equal to 2.5% of compensation earned in the prior year. For 2.5% contributions made prior to 2015, the employee is 100% vested after completing three years of service. For 2.5% contributions made after 2014, the employee is 100% vested immediately. Amounts for the Thrift/401(k) Savings Plan contributions and Thrift/401(k) SERP Benefit accruals are presented without regard to vesting status. For additional information regarding the Thrift/401(k) SERP Benefit, see “Nonqualified Deferred Compensation” below.

Employer contributions to the Transitional Plan, a tax-qualified defined contribution plan established effective January 1, 2014, are made on account of all eligible employees who were (i) participants in the Pension Plan as of its termination date, December 31, 2013; and (ii) employed on the last day of the plan year (or terminated during the year due to a reduction in force, position elimination, company divestiture, death, disability, or retirement at or after age 62 or age 55 and completion of 10 years of service). For each eligible employee, the company contributes a percentage of each participant’s compensation ranging from 0.5% to 6.5%, depending on the age of the participant as of the last day of the plan year (i.e. 0.5% for a participant who is not yet age 30, 1.5% for a participant age 30 to 39, 4.0% for a participant age 40 to 49, and 6.5% for a participant who is age 50 or older). This contribution, referred to as the age-based Transitional Employer Contribution, will be made for plan years 2014 - 2018. Transitional Plan participants will have the 2.5% contribution discussed above allocated to this plan in lieu of the Thrift/401(k) Savings Plan. All contributions made to the Transitional Plan are 100% vested. Mr. Weiss is the only NEO eligible to participate in the Transitional Plan.

Employer contributions to SERP II, which was approved by FHFA on February 18, 2015 and effective as of January 1, 2014, are made on account of all eligible participants impacted by the Internal Revenue Code limits. All SERP II accruals are 100% vested. Mr. Weiss is the only NEO eligible to participate in SERP II for 2014. For information on SERP II, see Item 9B. “Other Information” above and “Nonqualified Deferred Compensation — Supplemental Executive Retirement Plan II” below.

The interest rate for Fixed Deferred Salary earned during 2014 was 0.065%, equal to 50% of the one-year Treasury Bill rate as of December 31, 2013.

Perquisites are valued at their aggregate incremental cost to us. During the years reported, the aggregate value of perquisites received by all NEOs was less than $10,000. In accordance with SEC rules, amounts shown under “All Other Compensation” do not include perquisites or personal benefits for an NEO that, in the aggregate, amount to less than $10,000.
Grants of Plan-Based Awards — 2014
The following table contains information concerning grants of plan-based awards to each of the NEOs during 2014. We are prohibited from issuing equity securities without Treasury’s consent under the Purchase Agreement. No stock awards were granted during 2014. For a description of the performance and other measures used to determine payouts, see “Compensation Discussion and Analysis — Executive Management Compensation Program — Elements of Target Total Direct Compensation (Target TDC),” “— Performance Measures for the Performance-Based Elements of Compensation,” “— Determination of 2014 Target TDC for NEOs,” and “— Determination of Actual 2014 Compensation.”
Table 70 — Grants of Plan-Based Awards — 2014

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	At-Risk Deferred Salary Award	Threshold	Target/Maximum
Mr. Layton(2)	Conservatorship Scorecard	$ —	$—
	Corporate Scorecard/Individual	—	—
	Total	—	—
Mr. Mackey	Conservatorship Scorecard	—	450,000
	Corporate Scorecard/Individual	—	450,000
	Total	—	900,000
Mr. Lowman	Conservatorship Scorecard	—	450,000
	Corporate Scorecard/Individual	—	450,000
	Total	—	900,000
Mr. McDavid	Conservatorship Scorecard	—	390,000
	Corporate Scorecard/Individual	—	390,000
	Total	—	780,000
Mr. Weiss	Conservatorship Scorecard	—	300,000
	Corporate Scorecard/Individual	—	300,000
	Total	—	600,000

(1)
The amounts reported reflect At-Risk Deferred Salary granted in 2014 which is subject to reduction based on (i) corporate performance against the Conservatorship Scorecard; and (ii) an officer's individual performance and the company's performance against the Corporate Scorecard goals. The amount of At-Risk Deferred Salary actually earned can range from 0% of target (reported in the Threshold column) to a maximum of 100% of target (reported in the Target/Maximum column). Actual At-Risk Deferred Salary amounts earned are reported in the “Non-Equity Incentive Plan Compensation” column of “Summary Compensation Table — 2014.”

(2)	Mr. Layton is not eligible to receive Deferred Salary.
Outstanding Equity Awards at Fiscal Year-End — 2014

264	Freddie Mac

The following table shows outstanding equity awards held by the NEOs as of December 31, 2014. As of December 31, 2014, there were no outstanding RSUs.
Table 71 — Outstanding Equity Awards at Fiscal Year-End — 2014

Option Awards(1)
	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price(2)	Option Expiration Date
Name		Exercisable	Unexercisable
Mr. Layton	—	—	—	$—	—
Mr. Mackey	—	—	—	—	—
Mr. Lowman	—	—	—	—	—
Mr. McDavid	—	—	—	—	—
Mr. Weiss	5/6/2005	5,640	—	62.69	5/5/2015
	6/5/2006	5,980	—	60.45	6/4/2016

(1)	Consistent with the terms of our 2004 Employee Plan, the option exercise price was set at a price equal to the fair market value of our common stock on the grant date.

(2)	Amounts reported in this table represent the unexercised portion of stock option awards. The reported stock options are fully vested.
Option Exercises and Stock Vested — 2014
During 2014, no options were exercised and no RSUs vested.
Pension Benefits — 2014
The following table shows the actuarial present value of the accumulated retirement benefits payable to each of the NEOs under our Pension Plan and the Pension SERP Benefit (the component of the SERP that relates to the Pension Plan), computed as of December 31, 2014. A summary of each plan follows the table. In October 2013, FHFA directed us to terminate the Pension Plan as well as the Terminating SERP. No Pension Plan accruals or Pension SERP Benefit accruals occurred after December 31, 2013. The accruals associated with the Terminating SERP were fully distributed by October 31, 2014.
Table 72 — Pension Benefits — 2014

Name	Plan Name	Number of Years Credited Service(1)	Present value of Accumulated Benefit(2)	Payments During Last Fiscal Year(3)
Mr. Layton	Pension Plan	—	$—	$—
	Pension SERP Benefit	—	—	—
Mr. Mackey	Pension Plan	—	—	—
	Pension SERP Benefit	—	—	—
Mr. Lowman	Pension Plan	—	—	—
	Pension SERP Benefit	—	—	—
Mr. McDavid	Pension Plan	—	—	—
	Pension SERP Benefit	—	—	—
Mr. Weiss	Pension Plan	10.2	312,325	—
	Pension SERP Benefit	10.2	—	572,983

(1)	Amounts reported represent the credited years of service for each NEO as of December 31, 2013, under the Pension Plan and the Pension SERP Benefit, respectively.

(2)
Amounts reported reflect the present value, expressed as a lump sum as of December 31, 2014, of each NEO’s benefits under the Pension Plan. Pension Plan Benefits reflected are fully vested. Messrs. Layton, Mackey, Lowman and McDavid were not eligible to participate in the Pension Plan or Pension SERP Benefit since they were hired after December 31, 2011, when the plans closed to new hires.

(3)
Amounts reported reflect the Pension SERP Benefit, which were fully distributed by October 31, 2014 pursuant to the termination of the Pension SERP. See “Other Executive Compensation Considerations - Supplemental Executive Retirement Plan and Supplemental Executive Retirement Plan II,” above.

Pension Plan
The Pension Plan is a tax-qualified, defined benefit pension plan, covering substantially all employees hired before 2012 who have attained age 21 and completed one year of service with us. The Pension Plan was closed to new entrants effective January 1, 2012. In October, 2013, we received a directive from FHFA to cease accruals under the Pension Plan effective December 31, 2013 and to commence terminating the Pension Plan. As a result of the Pension Plan termination, unvested active participants as of December 31, 2013 became fully vested.
In August 2014, a favorable determination letter of the Pension Plan’s tax-qualified status was issued by the IRS with respect to the termination of the Pension Plan, which is expected to be completed in 2015.

265	Freddie Mac

Of the NEOs, only Mr. Weiss was eligible to participate in the Pension Plan. Pension Plan benefits are based on an employee’s years of service and compensation paid through December 31, 2013, up to limits imposed by the Internal Revenue Code. The normal retirement benefit under the Pension Plan for service after December 31, 1988 is a monthly payment commencing at age 65 calculated as follows:

•	1% of the participant’s highest average monthly compensation for the 36-consecutive month period during which the participant’s compensation was the highest;

•	multiplied by the participant’s full and partial years of credited service through December 31, 2013.
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
In connection with the Pension Plan’s termination, participants have been given a limited opportunity to elect an immediately payable lump sum or annuity benefit. For participants who elect the immediate lump sum or annuity, payment is expected to occur in 2015. For other participants, in connection with the termination of the plan, annuity contract(s) will be purchased that provide for payments as provided in the Pension Plan.
Supplemental Executive Retirement Plan — Pension SERP Benefit
To be eligible for the Pension SERP Benefit for any year, an NEO must have been eligible to participate in the Pension Plan. The Pension SERP Benefit component of the SERP was an unfunded (benefits were paid from general assets), non-qualified plan, designed to provide participants with the full amount of benefits to which they would have been entitled under the Pension Plan if that plan: (a) was not subject to certain dollar limits under the Internal Revenue Code; and (b) did not exclude from “compensation” Deferred Base Salary amounts prior to 2012.
The Pension SERP Benefit was calculated as the participant’s accrued annual benefit payable at age 65 under the Pension Plan without application of the limits described in the preceding paragraph, less the participant’s actual accrued benefit under the Pension Plan. The Pension SERP Benefit was terminated effective December 31, 2013. See “Other Executive Compensation Considerations - Supplemental Executive Retirement Plan and Supplemental Executive Retirement Plan II” above. All unpaid Pension SERP Benefits were fully distributed to each participant in a lump sum payment by October 31, 2014. As of December 31, 2014, none of the NEOs has a benefit payable under the Pension SERP.
Nonqualified Deferred Compensation
Supplemental Executive Retirement Plan — Thrift/401(k) SERP Benefit
The Thrift/401(k) SERP Benefit component of the SERP is an unfunded, nonqualified defined contribution plan designed to provide participants with the full amount of benefits to which they would have been entitled under the Thrift/401(k) Savings Plan if that plan was not subject to certain dollar limits under the Internal Revenue Code. For example, in 2014 under the Internal Revenue Code, only the first $260,000 of an employee’s compensation was considered when determining our percentage-based matching contribution and the 2.5% contribution for any participant in the Thrift/401(k) Savings Plan. The SERP was amended to provide that the maximum covered compensation for purposes of the SERP, relative to an NEO, may not exceed two times the NEO’s Base Salary. We believe the Thrift/401(k) SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with companies in the Comparator Group.
The Thrift/401(k) SERP Benefit equals the amount of the employer matching contributions and 2.5% contributions for each NEO that would have been made to the Thrift/401(k) Savings Plan during the year, based upon the participant’s eligible compensation, without application of the above limits, less the amount of the matching contributions and 2.5% contributions actually made to the Thrift/401(k) Savings Plan during the year. Participants are credited with earnings or losses in their Thrift/401(k) SERP Benefit accounts based upon each participant’s individual direction of the investment of such notional amounts among the virtual investment funds available under the SERP. Such investment options are based upon and mirror the performance of the investment options available under the Thrift/401(k) Savings Plan. As of December 31, 2014, there were 23 investment options in which participants’ notional amounts could be deemed invested.
To be eligible for the Thrift/401(k) SERP Benefit, the NEO must be eligible for matching contributions and the 2.5% contribution under the Thrift/401(k) Savings Plan for part of the year. In addition, to be eligible for the portion of the Thrift/401(k) SERP Benefit attributable to employer matching contributions, the NEO must contribute the maximum amount permitted under the terms of the Thrift/401(k) Savings Plan on a pre-tax basis. The portion of the Thrift/401(k) SERP Benefit that is attributable to employer matching contributions and 2.5% contributions made after 2014 is vested when accrued, while the accrual relating to 2.5% contributions made in 2014 is subject to three-year cliff vesting, and the 2.5% contributions made prior to 2014 become fully vested after five years.
The Thrift/401(k) SERP Benefits that vest on or after January 1, 2005 are generally distributed in a lump sum payable 90 days after the end of the calendar year in which separation from service occurs. A six-month delay in commencement of distributions on account of separation from service applies to key employees, in accordance with Internal Revenue Code

266	Freddie Mac

Section 409A. If the NEO dies, the vested Thrift/401(k) SERP Benefit is paid in the form of a lump sum within 90 days of death.
As discussed in "Other Executive Compensation Considerations - Supplemental Executive Retirement Plan and Supplemental Executive Retirement Plan II" above, the Thrift/401(k) SERP Benefits that vested prior to January 1, 2005 were part of the Terminating SERP. The final settlement of this benefit was made by October 31, 2014 in the form of lump sum payments to each participant with a vested right to such benefit.
Supplemental Executive Retirement Plan II
As discussed above in “Item 9B. Other Information” and "Other Executive Compensation Considerations — Supplemental Executive Retirement Plan and Supplemental Executive Retirement Plan II," FHFA approved SERP II on February 18, 2015 and effective January 1, 2014. Mr. Weiss is the only NEO eligible to participate in SERP II for 2014.
The following table shows the contributions, earnings, withdrawals and distributions, and accumulated balances under the Thrift/401(k) SERP Benefit and the SERP II for each NEO.

Table 73 — Nonqualified Deferred Compensation

Name	Executive Contribution in Last FY ($)(1)	Freddie Mac Accruals in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distrib. ($)(4)	Aggregate Balance at Last FYE ($)(5)
Mr. Layton
Thrift/401(k) SERP Benefit	$—	$32,111	$3,695	$—	$56,337
Mr. Mackey
Thrift/401(k) SERP Benefit	—	13,559	—	—	13,559
Mr. Lowman
Thrift/401(k) SERP Benefit	—	52,275	(8,010)	—	44,265
Mr. McDavid
Thrift/401(k) SERP Benefit	—	80,835	39	—	110,292
Mr. Weiss
Thrift/401(k) SERP Benefit	—	62,251	47,886	(3,270)	779,304
SERP II	—	70,492	—	—	70,492

(1)	The SERP and SERP II do not allow for employee contributions.

(2)
Amounts reported reflect accruals under the Thrift/401(k) SERP Benefit and SERP II during 2014, including accruals for the plan year 2014 Fixed Contribution and 2014 age-based Transitional Employer Contribution that have not yet been posted to NEO accounts. These amounts are also reported in the “All Other Compensation” column in the Summary Compensation Table.

(3)	Amounts reported represent the total interest and other earnings credited to each NEO under the Thrift/401(k) SERP Benefit.

(4)	Amounts reported reflect the distributions made by October 31, 2014 associated with the Terminating SERP.

(5)
Amounts reported reflect the accumulated balances under the Thrift/401(k) SERP Benefit for each NEO and include the plan year 2014 2.5% contribution which will be allocated to NEO accounts in 2015. All NEOs are fully vested in their Thrift/401(k) SERP Benefit account balances. For a more detailed discussion of the matching contribution accruals and 2.5% contribution accruals, see “Supplemental Executive Retirement Plan-Thrift/401(k) SERP Benefit” above. Mr. Weiss is fully vested in his SERP II account balance. For a more detailed discussion on SERP II contribution accruals, see “Item 9B. Other Information” and “Other Executive Compensation Considerations —Supplemental Executive Retirement Plan and Supplemental Executive Retirement Plan II” above.

The following 2013 Thrift/401(k) SERP Benefit accrual amounts were reported in the column "All Other Compensation" in the 2013 Summary Compensation Table as compensation for each NEO for whom accruals were made and reported during 2013: Mr. Layton: $20,527, Mr. McDavid: $29,413 and Mr. Weiss: $62,315. See our Form 10-K filed February 27, 2014. The following 2012 Thrift/401(k) SERP Benefit accrual amounts were reported in the column "All Other Compensation" in the 2012 Summary Compensation Table as compensation for the only NEO for whom such accrual was made and reported during 2012: Mr. Weiss: $70,750. See our Form 10-K filed February 28, 2013.

Potential Payments Upon Termination of Employment or Change-in-Control
We have entered into certain agreements and maintain certain plans that call for us to pay compensation to our NEOs in the event of a termination of employment. The table below describes the compensation and benefits that would have been payable to each NEO had the officer terminated his employment under various circumstances as of December 31, 2014. Mr. Layton is excluded from this table because he is not entitled to receive any payments in connection with a termination of employment. The actual payment of any level of termination benefits is subject to FHFA review and approval. For more information, see “Compensation Discussion and Analysis — Written Agreements Relating to Our NEOs' Employment.”
The table below does not address changes in control, as we are not obligated to provide any additional compensation to our NEOs in connection with a change in control. The table also does not address potential payments upon a termination for cause, which is a termination resulting from the occurrence of an event or conduct described in the Recapture Agreement. All earned but unpaid Deferred Salary is subject to forfeiture upon the occurrence of such a termination. However, the amount of compensation, if any, to be recaptured and/or forfeited is determined by the Board of Directors, which can only occur following

267	Freddie Mac

the occurrence of a for cause termination. See “Compensation Discussion and Analysis — Written Agreements Relating to Our NEOs' Employment — Recapture and Forfeiture Agreement.”
Each of our NEOs is subject to a restrictive covenant and confidentiality agreement with us. Each agreement provides that the NEO will not seek employment with designated competitors that involves performing similar duties for a specified period immediately following termination of employment, regardless of whether the executive’s employment is terminated by the executive, by us, or by mutual agreement. The specified period is twenty-four months for Mr. Layton and twelve months for the other NEOs. During the twelve-month period immediately following termination, each NEO agrees not to solicit or recruit any of our managerial employees. The agreements also provide for the confidentiality of information that constitutes trade secrets or proprietary or other confidential information.
The table below does not include vested balances in the Thrift/401(k) SERP Benefit, SERP II or vested benefits in the Pension SERP Benefit. All NEOs are fully vested in their account balances. Amounts shown in the table also do not include certain items available to all employees generally upon a termination event.
There were no outstanding RSUs held by NEOs as of December 31, 2014, and Mr. Weiss is the only NEO holding stock options. No value is included in the table for stock options, because the exercise prices for all such options outstanding are substantially higher than the closing price of our common stock on December 31, 2014.
Potential Payments Under the 2014 EMCP
The 2014 EMCP addresses the treatment of Base Salary and Deferred Salary upon various termination events.
Base Salary ceases upon an NEO’s termination of employment, regardless of the termination reason. An NEO generally does not need to be employed by us on the payment date to receive payments of Deferred Salary (including related interest) that are unpaid at the time of termination of employment. The discussion that follows describes the effect of various termination events upon unpaid Deferred Salary.

•
Forfeiture Event — All earned but unpaid Fixed and At-Risk Deferred Salary (including related interest) is subject to forfeiture upon the occurrence of a Forfeiture Event, as described above under “— Recapture and Forfeiture Agreement.”

•
Death — All earned but unpaid Fixed and At-Risk Deferred Salary (including related interest) is paid in full as soon as administratively possible, but not later than 90 calendar days after the date of death. Any earned but unpaid At-Risk Deferred Salary is not subject to reduction based on corporate and individual performance if the reduction has not been determined as of the date of death.

•
Long-Term Disability — All earned but unpaid Fixed and At-Risk Deferred Salary (including related interest) is paid in full in accordance with the Approved Payment Schedule. Any earned but unpaid At-Risk Deferred Salary is not subject to reduction based on corporate and individual performance if the reduction has not been determined as of the termination date.

•
Any Other Reason (including, but not limited to, voluntary termination, retirement, and involuntary termination for any reason other than a Forfeiture Event) — All earned but unpaid Deferred Salary (including related interest) is paid in accordance with the Approved Payment Schedule, and earned but unpaid At-Risk Deferred Salary remains subject to the performance assessment and reduction process. Except in the case of retirement, the amount of earned but unpaid Fixed Deferred Salary will be reduced by 2% for each full or partial month by which the NEO’s termination precedes January 31 of the second calendar year following the calendar year in which the Fixed Deferred Salary is earned. No such reduction is applicable if an NEO retires, which is deemed to have occurred upon a voluntary termination of employment after attaining or exceeding 65 years of age, without regard to length of service.

268	Freddie Mac

Table 74 — Potential Payments Upon Termination of Employment or Change-in-Control as of December 31, 2014

	Death	Disability	Retirement(5)	All Other Not For Cause Terminations(6)
James G. Mackey
Deferred Salary:
Fixed(1)	$1,600,000	$1,600,000	$—	$1,184,000
At Risk-Conservatorship Scorecard(2)	450,000	450,000	—	450,000
At Risk-Corporate Scorecard/Individual(3)	450,000	450,000	—	450,000
Interest on Deferred Salary(4)	1,010	1,625	—	1,355
Total	$2,501,010	$2,501,625	$—	$2,085,355
David B. Lowman
Deferred Salary:
Fixed(1)	$1,600,000	$1,600,000	$—	$1,184,000
At Risk-Conservatorship Scorecard(2)	450,000	450,000	—	450,000
At Risk-Corporate Scorecard/Individual(3)	450,000	450,000	—	450,000
Interest on Deferred Salary(4)	1,010	1,625	—	1,355
Total	$2,501,010	$2,501,625	$—	$2,085,355
William H. McDavid
Deferred Salary:
Fixed(1)	$1,320,000	$1,320,000	$1,320,000	$—
At Risk-Conservatorship Scorecard(2)	390,000	390,000	390,000	—
At Risk-Corporate Scorecard/Individual(3)	390,000	390,000	390,000	—
Interest on Deferred Salary(4)	848	1,365	1,365	—
Total	$2,100,848	$2,101,365	$2,101,365	$—
Jerry Weiss
Deferred Salary:
Fixed(1)	$900,000	$900,000	$—	$666,000
At Risk-Conservatorship Scorecard(2)	300,000	300,000	—	300,000
At Risk-Corporate Scorecard/Individual(3)	300,000	300,000	—	300,000
Interest on Deferred Salary(4)	606	975	—	823
Total	$1,500,606	$1,500,975	$—	$1,266,823

(1)
In accordance with early termination provisions in the 2014 EMCP, the amounts disclosed for Deferred Salary: Fixed in the All Other Not For Cause Terminations column have been reduced by 26% to reflect a December 31, 2014 termination scenario.

(2)
The amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard in the Retirement and All Other Not For Cause Terminations columns reflect the funding level determined by FHFA with respect to performance against the 2014 Conservatorship Scorecard.

(3)
The amounts reported for Deferred Salary: At Risk-Corporate Scorecard/Individual in the Retirement and All Other Not For Cause Terminations columns reflect the assessment of 2014 performance approved by the Compensation Committee and FHFA.

(4)
Interest on Deferred Salary is accrued and paid in accordance with the terms of the 2014 EMCP. The amount of interest in the Death column assumes that payment occurs on the 90th day following the date of death, which is assumed to be December 31, 2014.

(5)	Mr. McDavid is the only NEO who meets the requirement for retirement eligibility under the 2014 EMCP.

(6)
All Other Not For Cause Terminations refer to voluntary terminations other than for retirement and involuntary terminations other than for cause. No amounts are displayed for Mr. McDavid because he is retirement eligible.

Alternative Settlement Provisions for Equity Awards in the Event of Certain Terminations
Stock Options
The stock options granted to Mr. Weiss that were exercisable as of December 31, 2014 include alternative settlement provisions in the event of certain terminations, as follows:

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

Employment and Separation Agreements

269	Freddie Mac

The various agreements entered into in connection with the employment of our NEOs are summarized above. See “Compensation Discussion and Analysis — Written Agreements Relating to Our NEOs' Employment.”
Director Compensation
Board members receive compensation in the form of cash retainers only, paid on a quarterly basis. Under the terms of the Purchase Agreement, we may not make stock grants to directors without Treasury's consent. We do not maintain any pension or retirement plans for directors. Non-employee directors are reimbursed for reasonable out-of-pocket costs for attending meetings of the Board or a Board committee of which they are a member and for other reasonable expenses associated with carrying out their responsibilities as directors.
The reasons for paying director compensation entirely in cash are similar to some of those described above regarding the structural change in executive compensation (see “Compensation Discussion and Analysis — Executive Management Compensation Program — Overview of Program Structure”). However, the considerations underlying director and executive compensation differ in one key respect. There is no provision in the director compensation program for pay that varies depending on business results. Although such incentive compensation is deemed appropriate to give management strong incentives to devise and execute business plans and achieve positive financial results, it is viewed in the case of directors as inconsistent with their oversight role.
Board compensation levels during conservatorship are shown in the table below.
Table 75 — Board Compensation — 2014 Non-Employee Director Compensation Levels

Board Service
Cash Compensation
Annual Retainer	$160,000
Annual Retainer for Non-Executive Chairman	290,000
Committee Service (Cash)
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Risk)	10,000
Annual Retainer for Audit Committee Members	10,000
The following table summarizes the 2014 compensation provided to all persons who served as non-employee directors during 2014.
Table 76 — 2014 Director Compensation

Name	Fees Earned or Paid in Cash	Change in Pension Value and Nonqualified Deferred Compensation Earnings(2)	All Other Compensation(3)	Total
C. Lynch	$300,000	$—	$—	$300,000
C. Byrd	185,000	—	19,067	204,067
T. Goldstein(1)	28,668	—	—	28,668
R. Hartnack	170,000	—	20,000	190,000
S. Kohlhagen	175,000	—	20,000	195,000
S. Mathew	170,000	—	—	170,000
S. Naqvi	160,000	—	20,000	180,000
N. Retsinas	160,000	—	—	160,000
E. Shanks, Jr.	170,000	—	20,000	190,000
A. Williams	180,000	—	—	180,000

(1)	The amount represents partial annual compensation for the period served during 2014. Mr. Goldstein joined the Board in October 2014.

(2)	We do not have any pension or retirement plans for our non-employee directors.

(3)
In 2014, the Freddie Mac Foundation provided a dollar-for-dollar match to eligible organizations and institutions, up to an aggregate amount of $20,000 per director per calendar year. Amounts reflect matching contributions made to charities designated by the non-employee directors.

Indemnification. We have also made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see “— Written Agreements Relating to Our NEOs' Employment— Indemnification Agreements.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership

270	Freddie Mac

Our only class of voting stock is our common stock. Upon its appointment as Conservator, FHFA immediately succeeded to the voting rights of holders of our common stock. The following table shows the beneficial ownership of our common stock as of February 17, 2015 by our current directors, our NEOs, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. As of February 17, 2015, each director and NEO, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. Unless otherwise noted, the information presented below is based on information provided to us by the individuals or entities specified in the table.
Table 77 — Stock Ownership by Directors, Executive Officers, and Greater-Than-5% Holders

Name	Position	Common Stock Beneficially Owned Excluding Stock Options(1)	Stock Options Exercisable Within 60 Days of Feb. 17, 2015	Total Common Stock Beneficially Owned
Raphael W. Bostic	Director	—	—	—
Carolyn H. Byrd	Director	—	—	—
Thomas M. Goldstein	Director	—	—	—
Richard C. Hartnack	Director	—	—	—
Steven W. Kohlhagen	Director	—	—	—
Christopher S. Lynch	Director	—	—	—
Sara Mathew	Director	—	—	—
Saiyid T. Naqvi	Director	—	—	—
Nicolas P. Retsinas	Director	10,824(2)	—	10,824
Eugene B. Shanks, Jr.	Director	—	—	—
Anthony A. Williams	Director	—	—	—
Donald H. Layton	Chief Executive Officer	—	—	—
James G. Mackey	EVP — Chief Financial Officer	—	—	—
David B. Lowman	EVP — Single Family Business	—	—	—
William H. McDavid	EVP — General Counsel & Corp. Sec.	—	—	—
Jerry Weiss	EVP — Chief Administrative Officer	—	11,620	11,620
All directors and executive officers as a group (25 persons)		79,710(2)	20,800	100,510

5% Holder(3)	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable(4)	79.9%

(1)	Includes shares of stock beneficially owned as of February 17, 2015.

(2)	Includes distribution of 6,866 shares and 169 dividend equivalents on RSUs previously deferred and which have no remaining restrictions.

(3)
Pershing Square Capital Management, L.P., PS Management GP, LLC, and William A. Ackerman (“Pershing”) have filed certain reports on Schedule 13D, the latest of which was filed on March 31, 2014. In that report, Pershing reported a beneficial ownership percentage calculation of 9.78%, based solely on the 650,039,533 shares of our common stock outstanding as reported in our Form 10-K for the fiscal year ended December 31, 2013, and excluding the shares issuable to Treasury pursuant to the warrant. The Schedule 13D indicated that Pershing also had additional economic exposure to approximately 8,434,958 notional shares of common stock, bringing the total aggregate economic exposure on the date of that filing to 72,010,523 shares of common stock (approximately 11.08% of the outstanding common stock). In that filing, Pershing indicated that because it believes our common stock is not a voting security, it had determined not to file future reports on Schedule 13D. We do not know Pershing's current beneficial ownership of our common stock.

(4)
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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under our existing equity compensation plans at December 31, 2014. Our stockholders have approved the ESPP, the 2004 Employee Plan and the 1995 Employee Plan (together, the Employee Plans), and the Directors’ Plan. We suspended the operation of these plans following our entry into conservatorship and are no longer granting awards under such plans.

271	Freddie Mac

Table 78 — Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	413,896(1)	$54.29(2)	35,510,707(3)
Equity compensation plans not approved by stockholders	None	N/A	None

(1)	Includes 54,891 restricted stock units and shares of restricted stock issued under the Directors’ Plan and the Employee Plans.

(2)	For the purpose of calculating this amount, the restricted stock units and shares of restricted stock are assigned a value of zero.

(3)
Includes 28,004,051 shares, 5,845,739 shares, and 1,660,917 shares available for issuance under the 2004 Employee Plan, the ESPP and the Directors’ Plan, respectively. No shares are available for issuance under the 1995 Employee Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
Policy Governing Related Person Transactions
The Board has adopted a written policy governing the approval of related person transactions. This policy sets forth procedures for the review and approval or ratification of transactions involving related persons. Under the policy, "related person" means any person who is, or was at any time since the beginning of our last completed fiscal year, a director, a director nominee, an executive officer, or an immediate family member of any of the foregoing persons.
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
In determining whether to approve or ratify a related person transaction covered by the Related Person Transactions Policy, the appropriate Authorized Approver reviews and considers all relevant information, which may include: (a) the nature of the related person’s interest in the transaction; (b) the approximate total dollar value of, and extent of the related person’s interest in, the transaction; (c) whether the transaction was or would be undertaken in the ordinary course of our business; (d) whether the transaction is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party; and (e) the purpose, and potential benefits to us, of the transaction.
Corporate Governance Guidelines
In June 2014, the Board adopted Corporate Governance Guidelines (our "Guidelines"), which were updated in December 2014 to reflect the name change of the Business and Risk Committee to the Risk Committee. Our Guidelines are available on our website at www.freddiemac.com/governance/pdf/gov_guidelines.pdf.
Director Independence
The non-employee members of the Board evaluated the independence, as defined in both Sections 4 and 5 of our Guidelines and in Section 303A.02 of the NYSE Listed Company Manual, of (i) each of the non-employee members of our Board currently serving who also served on our Board for all or part of 2014, and (ii) Mr. Bostic, who joined our Board in January 2015. The non-employee members of the Board determined that all current members of our Board (other than Mr. Layton, our CEO) are independent. Mr. Layton is not considered an independent director because he is our CEO.
The non-employee members of the Board concluded that all current members of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee are independent within the meaning of both Sections 4 and 5 of our Guidelines and Section 303A.02 of the NYSE Listed Company Manual. The non-employee members of the Board also

272	Freddie Mac

determined that all current members of the Audit Committee are independent within the meaning of Rule 10A-3 promulgated under the Exchange Act and Section 303A.06 of the NYSE Listed Company Manual.
In determining the independence of each Board member, the non-employee members of the Board reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of our Guidelines, to determine whether those relationships, either individually or when aggregated with other relationships, would constitute a material relationship between the Director and us that would impair a Director’s judgment as a member of the Board or create the perception or appearance of such an impairment:

•
Board Memberships With For-Profit Business Partners. During 2014 and currently, Ms. Byrd and Messrs. Lynch, Retsinas, and Shanks serve as directors of other companies that engage or have engaged in business with us resulting in payments between us and such companies during the past three fiscal years. After considering the nature and extent of the specific relationship between each of those companies and us, and the fact that these Board members are directors of these other companies rather than employees, the non-employee members of the Board concluded that those business relationships do not constitute material relationships between any of the Directors and us that would impair their independence as our Directors.

•
Board Memberships With Charitable Organizations To Which We Have Made Contributions. During 2014 and currently, Mr. Bostic has served as a board member of two charitable organizations that received monetary contributions from us or the Freddie Mac Foundation. The total annual amount contributed to each of the charitable organizations was below the applicable threshold in our Guidelines that would require a specific determination that Mr. Bostic is independent in spite of the contributions. During 2014 and currently, Mr. Retsinas served as Director Emeritus of a charitable organization that received monetary contributions from us or the Freddie Mac Foundation. The total annual amount contributed to the charitable organization was below the applicable threshold in our Guidelines that would require a specific determination that Mr. Retsinas is independent in spite of the contributions; however, since Mr. Retsinas is neither a board member nor a trustee of the charitable organization, the contributions would not require an independence determination in any event. The non-employee members of the Board considered the contributions and the nature of the organizations and concluded that the relationships with the charitable organizations did not constitute a material relationship between Mr. Bostic or Mr. Retsinas and us that would impair either of their independence as our Director.

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
Mr. Naqvi owns stock of PNC Financial Services Group, Inc. ("PNC"). In the aggregate, this stock represents a material portion of his net worth. PNC conducts significant business with Freddie Mac, including as a single-family seller/servicer and as trustee of some of Freddie Mac’s securitization transactions. In order to eliminate any potential conflict of interest that might arise as a result of this stock ownership, Mr. Naqvi has agreed to recuse himself from discussing and acting upon any matters that are to be considered by the full Board or any of the committees of which he is a member (including the Risk Committee), and that relate directly to PNC. The Audit Committee Chairman, in consultation with the Non-Executive Chairman, will address any questions that may arise regarding whether recusal from a particular discussion or action is appropriate.
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

273	Freddie Mac

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
In addition, the Board has adopted a formal policy (articulated in our Guidelines) with regard to the consideration of diversity in identifying director nominees and candidates. As articulated in the policy, the Board seeks to have a diversity of talent, perspectives, experience and cultures among its members, including minorities, women and individuals with disabilities, and considers such diversity in the candidate identification and nomination processes. The policy also states that the Board seeks to have a diversity of talent on the Board and that candidates are selected, in part, for their experience and expertise. The policy explains that when identifying director nominees, the Nominating and Governance Committee considers, among other factors, our needs, the talents and skills then available on the Board, and, with respect to incumbent directors, their continued involvement in business and professional activities relevant to us, the skills and experience that should be represented on the Board, the availability of other individuals with desirable skills to join the Board, and the desire to maintain a diverse Board.
FHFA has adopted a final rule regarding minority and women inclusion. The final rule implements section 1116 of the Reform Act and generally requires us to promote diversity and the inclusion of women, minorities, and individuals with disabilities in all activities, including considering diversity in the process of nominating directors.
Board Leadership Structure and Role in Risk Oversight
The positions of Chief Executive Officer and Non-Executive Chairman of the Board are held by different individuals. This leadership structure was established by the Conservator. The examination guidance for corporate governance issued by FHFA provides that once separated, the functions of the Chief Executive Officer and the Non-Executive Chairman of the Board should remain separated until such time as the Director of FHFA determines otherwise.
The responsibility for risk oversight is shared by two committees of the Board, the Risk Committee and the Audit Committee, with primary risk oversight responsibility allocated to the Risk Committee. The Risk Committee is responsible for assisting the Board in the oversight, on an enterprise-wide basis, of our risk management framework, including management of credit risk (including counterparty risk), market risk (including interest rate and liquidity risk), model risk, operational risk, strategic risk, and reputation risk. The risk oversight responsibilities of the Audit Committee include reviewing generally: (a) management’s guidelines and policies governing the processes for assessing and managing our risks; and (b) our major financial risk exposures and the steps management has taken to monitor and control such exposures.
The Enterprise Risk Management division (“ERM”) is responsible for the independent assessment and oversight of risks across the company, including credit, market, model and operational risk. ERM’s mandate is primarily governed through a Board - approved enterprise risk management policy that establishes the Board’s risk appetite, risk limits and Board reporting thresholds (the “ERM Policy”). ERM has historically been led by the Executive Vice President - Chief Enterprise Risk Officer and is currently led by our two Interim Co-Chief Enterprise Risk Officers (referred to as our "Chief Risk Officer(s)"), each of whom in such capacity reports directly to the Chief Executive Officer. The Chief Risk Officer(s) also reports to the Risk Committee of the Board of Directors on a quarterly basis and to the full Board of Directors, as appropriate. ERM’s Board reports include standard quarterly risk reports and ad hoc agenda items on specific topics. The ERM Policy and the ERM framework outlined therein apply to all areas of the company, and are complemented by underlying policies at the division and department levels that support the management, monitoring and reporting of risk across the company. The overall ERM framework includes a risk inventory, risk appetite, and risk limits, as well as monitoring and reporting requirements. The Chief Executive Officer has also established a corporate enterprise risk management committee (the “ERMC”) to monitor, coordinate and oversee the management of the company’s risks consistent with the ERM Policy. The Chief Enterprise Risk Officer(s) chair the ERMC, which comprises most members of senior management. ERM aggregates risk exposures managed throughout the company from the relevant risk owners for review and discussion at the ERMC. The ERMC is supported by a number of subcommittees. Information flows from the subcommittees to the ERMC as appropriate, and information and reports to be provided to the Board and its committees are usually reviewed and discussed in the ERMC or similar management forum prior to the relevant Board or Board committee meeting. In addition, the Board specifically evaluates the company's performance

274	Freddie Mac

against the Risk Management prong of the Corporate Scorecard goals. See "CD&A — At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance."
For a discussion of the Compensation Committee’s conclusion that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us, see “Executive Compensation — Compensation and Risk.”
Transactions with 5% Shareholders
In connection with our entry into conservatorship, we issued a warrant to Treasury to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis. There were a number of transactions between us and Treasury since the beginning of 2014, as discussed in “BUSINESS — Conservatorship and Related Matters,” “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS,” as well as in "NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS," and "NOTE 11: STOCKHOLDERS' EQUITY."
FHFA, as conservator, approved the Purchase Agreement and our administrative role in the MHA Program and the Memorandum of Understanding with Treasury, FHFA, and Fannie Mae. FHFA also instructed us to implement the recently announced $5,000 principal reduction incentive under HAMP in which Treasury will pay the incentive for borrowers with certain of our HAMP modified loans. The remaining transactions described in the sections referenced above did not require review and approval under any of our policies and procedures relating to transactions with related persons.
Transactions with Institutions Related to Directors
In the ordinary course of business, we were a party during 2014, and expect to continue to be a party during 2015, to certain business transactions with institutions affiliated with members of our Board. Management believes that the terms and conditions of the transactions were no more and no less favorable to us than the terms of similar transactions with unaffiliated institutions to which we are, or expect to be, a party. None of these transactions were required to be disclosed under SEC rules.
Transactions with Institutions Related to Executive Officers
Mr. Layton joined us in May 2012 as CEO and as a member of the Board of Directors. Mr. Layton previously served as a senior executive officer of JPMorgan Chase, ending his service in 2004.
Freddie Mac has an extensive business relationship with JPMorgan Chase (through its subsidiaries). As of December 31, 2014, JPMorgan Chase was one of Freddie Mac’s largest servicers, and serviced approximately 1.19 million loans for Freddie Mac. JPMorgan Chase had an aggregate unpaid principal balance of loans of approximately $194.2 billion as of December 31, 2014 and approximately $193.3 billion as of January 31, 2015. JPMorgan Chase sold approximately $13.9 billion in single-family loans to Freddie Mac in 2014.
JPMorgan Chase also is a significant capital markets, derivatives and multifamily counterparty and is an underwriter of our debt and mortgage securities. As of January 31, 2015, JPMorgan Chase and its subsidiaries had an aggregate notional balance of $22.3 billion of derivatives and $1 billion of reverse purchase agreements with Freddie Mac. From January 1, 2014 through January 31, 2015, JPMorgan Chase served as underwriter for $26.9 billion of Freddie Mac’s debt securities and $32.4 billion of Freddie Mac’s mortgage-related securities.
Mr. Layton receives a pension from JPMorgan Chase in connection with his retirement in 2004. In addition, Mr. Layton has a deferred compensation balance under JPMorgan Chase’s Deferred Compensation Plan, of which more than 90% is payable in fifteen annual installments beginning in January 2016 and earns a return based upon a defined list of mutual funds that Mr. Layton designates. The remaining portion, less than 10%, is in the form of a “private equity balance” that is payable as proceeds are realized from the underlying private equity transactions into which the funds were invested. Mr. Layton’s deferred compensation balance is less than ten percent of his total net worth on an after-tax basis. Mr. Layton also has brokerage and deposit accounts with JPMorgan Chase.
The amounts of Mr. Layton’s pension and deferred compensation do not depend in any way on JPMorgan Chase’s results as long as JPMorgan Chase is able to meet its obligations. In addition, in order to eliminate any potential conflicts of interest, Mr. Layton agreed to recuse himself from acting upon matters directly relating to JPMorgan Chase that may be considered by the Board of Directors, or presented to him in his capacity as CEO and a member of the Board, if such matter has the potential to affect JPMorgan Chase’s ability to satisfy its obligations to him. Mr. Layton does not have a material interest in our relationship with JPMorgan Chase and the relationships described above were not required to be reviewed, approved or ratified under our Related Person Transactions Policy.
Conservatorship Agreements
Treasury, FHFA, and the Federal Reserve have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See “BUSINESS — Conservatorship and Related Matters" and “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Related Parties as a Result of Conservatorship.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Description of Fees

275	Freddie Mac

The following is a description of fees billed to us by PricewaterhouseCoopers LLP, our independent public accountants, during 2014 and 2013.
Table 79 — Auditor Fees(1)

	2014	2013
	(in thousands)
Audit Fees(2)	$27,997	$29,015
Audit-Related Fees(3)	2,461	856
Tax Fees(4)	27	9
All Other Fees(5)	357	331
Total	$30,842	$30,211

(1)	These fees represent amounts billed within the designated year and include reimbursable expenses for 2014 and 2013.

(2)	Audit fees include fees in connection with quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements.

(3)
The 2014 and 2013 audit-related fees include fees for the performance of certain agreed-upon procedures regarding aspects of compliance with the Purchase Agreement covenants and compliance evaluation of the minimum servicing standards as set forth in the Uniform Single Attestation Program for Mortgage Bankers. The 2014 audit-related fees also included transaction validation and attestation related to certain of Freddie Mac’s risk transfer and structured transactions.

(4)
The tax fees billed in 2014 and 2013 related to non-audit tax consulting services to provide advice on tax planning or reporting matters, as well as non-audit tax services to provide assistance with the Internal Revenue Service tax audit matters and ongoing examinations, including information requests and associated responses.

(5)
All other fees for 2014 and 2013 included: (i) our subscription to a web-based suite of human resources benchmark data; (ii) assessment of retention strategies; (iii) our subscription to accounting research software; and (iv) non-audit services in connection with certain of our project deployments as part of implementing regulatory initiatives.

Approval of Independent Auditor Services and Fees
Under its charter, the Audit Committee is responsible for: (a) appointing our independent public accounting firm (subject to FHFA approval as required); (b) approving all audit and non-audit services permitted under applicable law to be performed by the independent public accounting firm (subject to FHFA approval as required); and (c) approving the scope of the annual audit.
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
The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed in 2014 and 2013.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
(1) Consolidated Financial Statements
The consolidated financial statements required to be filed in this Form 10-K are included in Part II, Item 8.
(2) Financial Statement Schedules
None.
(3) Exhibits

276	Freddie Mac

An Exhibit Index has been filed as part of this Form 10-K beginning on page E-1 and is incorporated herein by reference.

277	Freddie Mac

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: February 19, 2015

278	Freddie Mac

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Capacity	Date

	/s/ Christopher S. Lynch*	Non-Executive Chairman of the Board	February 19, 2015
Christopher S. Lynch

	/s/ Donald H. Layton	Chief Executive Officer and Director	February 19, 2015
	Donald H. Layton	(Principal Executive Officer)

	/s/ James G. Mackey	Executive Vice President — Chief Financial Officer	February 19, 2015
	James G. Mackey	(Principal Financial Officer)

	/s/ Robert D. Mailloux	Senior Vice President — Corporate Controller and	February 19, 2015
	Robert D. Mailloux	Principal Accounting Officer (Principal Accounting Officer)

	/s/ Raphael W. Bostic*	Director	February 19, 2015
Raphael W. Bostic

	/s/ Carolyn H. Byrd*	Director	February 19, 2015
Carolyn H. Byrd

	/s/ Thomas M. Goldstein*	Director	February 19, 2015
Thomas M. Goldstein

	/s/ Richard C. Hartnack*	Director	February 19, 2015
Richard C. Hartnack

	/s/ Steven W. Kohlhagen*	Director	February 19, 2015
Steven W. Kohlhagen

	/s/ Sara Mathew*	Director	February 19, 2015
Sara Mathew

	/s/ Saiyid T. Naqvi*	Director	February 19, 2015
Saiyid T. Naqvi

	/s/ Nicolas P. Retsinas*	Director	February 19, 2015
Nicolas P. Retsinas

	/s/ Eugene B. Shanks, Jr.*	Director	February 19, 2015
Eugene B. Shanks, Jr.

	/s/ Anthony A. Williams*	Director	February 19, 2015
Anthony A. Williams

*By:	/s/ Alicia S. Myara
Alicia S. Myara
Attorney-in-Fact

279	Freddie Mac

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
ACIS — Agency Credit Insurance Structure — A risk transfer program through which we obtain insurance policies (typically underwritten by a panel of insurers and reinsurers) that obligate the counterparties to reimburse us for specified credit events up to an aggregate limit that are incurred on our mezzanine loss position associated with STACR debt note transactions in exchange for our payment of periodic premiums.
Administration — Executive branch of the U.S. government.
Agency securities — Generally refers to mortgage-related securities issued by the GSEs or government agencies.
Alt-A loan — Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. In determining our Alt-A exposure on loans underlying our single-family credit guarantee portfolio, we classified mortgage loans as Alt-A if the lender that delivers them to us classified the loans as Alt-A, or if the loans had reduced documentation requirements as well as a combination of certain credit characteristics and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. In the event we purchase a refinance mortgage in either our relief refinance initiative or in another mortgage refinance initiative and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this report and our other financial reports because the new refinance loan replacing the original loan would not be identified by the servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. For non-agency mortgage-related securities that are backed by Alt-A loans, we categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions.
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
CCO — Chief Compliance Officer
CD&A — Compensation Discussion and Analysis
CEB — The Corporate Executive Board Company
CEO — Chief Executive Officer
CERO — Chief Enterprise Risk Officer
CFO — Chief Financial Officer
CFPB — Consumer Financial Protection Bureau
Charge-Offs, gross — Represent the carrying amount of a loan that has been discharged in order to remove the loan from our consolidated balance sheet at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of comprehensive income. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the recorded investment of a loan at the date it is discharged less the estimated value in final disposition or actual net sales in a short sale.

280	Freddie Mac

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
Credit score — Credit score data is based on FICO scores, a credit scoring system developed by Fair, Isaac and Co. FICO scores are currently the most commonly used credit scores. FICO scores are ranked on a scale of approximately 300 to 850 points with a higher value indicating a lower likelihood of credit default. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in our reports represent the credit score of the borrower at the time of loan origination or our purchase and may not be indicative of the current credit worthiness of the borrower.
Credit enhancement — Any number of different financial arrangements that are designed to reduce credit risk by partially or fully compensating an investor in the event of certain financial losses. Examples of credit enhancements include mortgage insurance, overcollateralization, indemnification agreements, credit risk transfer transactions, and government guarantees.
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
Delinquency — A failure to make timely payments of principal or interest on a mortgage loan. For single-family mortgage loans, we generally report delinquency rate information based on the number of loans that are seriously delinquent. For multifamily loans, we report delinquency rate information based on the UPB of loans that are two monthly payments or more past due or in the process of foreclosure. Mortgage loans that have been modified are not counted as delinquent as long as the borrower is not delinquent under the modified terms.
Derivative — A financial instrument whose value depends upon the characteristics and value of an underlying financial asset or index, such as a security or commodity price, interest or currency rates, or other financial indices.
Directors’ Plan — 1995 Directors’ Stock Compensation Plan, as amended and restated
Dodd-Frank Act — Dodd-Frank Wall Street Reform and Consumer Protection Act.

281	Freddie Mac

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
ESPP — Employee Stock Purchase Plan
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
Guidelines — Corporate Governance Guidelines, as revised

282	Freddie Mac

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
Legacy single-family books — Comprised of our 2005-2008 Legacy single-family book and our Pre-2005 Legacy single-family book.
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
Liquidation preference — Generally refers to an amount that holders of preferred securities are entitled to receive out of available assets, upon liquidation of a company. The initial liquidation preference of our senior preferred stock was $1.0 billion. The aggregate liquidation preference of our senior preferred stock includes the initial liquidation preference plus amounts funded by Treasury under the Purchase Agreement. In addition, dividends not paid in cash are added to the liquidation preference of the senior preferred stock. We may make payments to reduce the liquidation preference of the senior preferred stock only in limited circumstances.
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
MD&A — Management’s Discussion and Analysis of Financial Condition and Results of Operations

283	Freddie Mac

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
Multifamily mortgage — A mortgage loan secured by a property with five or more residential rental units and manufactured housing loans.
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
Net worth sweep dividend, Net Worth Amount, and Capital Reserve Amount — For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment on the senior preferred stock will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as: (a) the total assets of Freddie Mac (excluding Treasury’s commitment and any unfunded amounts thereof), less; (b) our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend shall accrue or be payable for that quarter. The applicable Capital Reserve Amount was $2.4 billion for 2014, is $1.8 billion for 2015, and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero.
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
NPV — Net present value
NYSE — New York Stock Exchange
OAS — Option-adjusted spread — An estimate of the incremental yield spread between a particular financial instrument (e.g., a security, loan or derivative contract) and a benchmark yield curve (e.g., LIBOR or agency or U.S. Treasury securities). This includes consideration of potential variability in the instrument’s cash flows resulting from any options embedded in the instrument, such as prepayment options. When the OAS on a given asset widens, the fair value of that asset will typically decline, all other market factors being equal. The opposite is true when the OAS on a given asset tightens.

284	Freddie Mac

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
Pension Plan — Employees’ Pension Plan
Pension SERP Benefit — The component of the SERP that relates to the Pension Plan.
Performing Loan — A mortgage loan where the borrower is less than three monthly payments past due, but not in the process of foreclosure. Conversely, a non-performing loan is one where the borrower is three months or more past due or is in the process of foreclosure. A reperforming loan is a mortgage loan that was previously classified as non-performing, but the borrower subsequently made payments such that the loan returns to less than three months past due.
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
Purchase Agreement / Senior Preferred Stock Purchase Agreement — An agreement the Conservator, acting on our behalf, entered into with Treasury on September 7, 2008, relating to Treasury's purchase of senior preferred stock, which was subsequently amended and restated on September 26, 2008 and further amended on May 6, 2009, December 24, 2009, and August 17, 2012.
Recorded Investment — The dollar amount of a loan recorded on our consolidated balance sheets, excluding any valuation allowance, such as the allowance for loan losses, but which does reflect direct write-downs of the investment. Recorded investment excludes accrued interest income.
Recoveries of charge-offs — Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where: (a) a share of default risk has been assumed by mortgage insurers, servicers, or third parties through certain credit enhancements; or (b) we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternatives.
Reform Act — The Federal Housing Finance Regulatory Reform Act of 2008, which, among other things, amended the GSE Act by establishing a single regulator, FHFA, for Freddie Mac, Fannie Mae, and the FHLBs.
REIT — Real estate investment trust

285	Freddie Mac

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
SERP II — The Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II
Short sale — Typically an alternative to foreclosure consisting of a sale of a mortgaged property in which the homeowner sells the home at market value and the lender accepts proceeds (sometimes together with an additional payment or promissory note from the borrower) that are less than the outstanding mortgage indebtedness in full satisfaction of the loan.
Single-family credit guarantee portfolio — Consists of unsecuritized single-family loans, single-family loans held by consolidated trusts, and single-family loans underlying non-consolidated Other Guarantee Transactions and loans covered by other guarantee commitments. Excludes our REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates and our guarantees under the HFA initiative because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.
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

286	Freddie Mac

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
Thrift/401(k) Plan — The Federal Home Loan Mortgage Corporation Thrift/401(k) Savings Plan
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
Transitional Plan — The Federal Home Loan Mortgage Corporation Transitional Retirement Savings Plan
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

287	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description*
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
4.15
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6% Non-Cumulative Preferred Stock (par value $1.00 per share), dated May 30, 2001 (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.16
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.7% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 30, 2001 (incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.17
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated January 29, 2002 (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.18
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 17, 2006 (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.19
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.42% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 17, 2006 (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.20
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.9% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated October 16, 2006 (incorporated by reference to Exhibit 4.20 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.21
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.57% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated January 16, 2007 (incorporated by reference to Exhibit 4.21 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.22
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.66% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated April 16, 2007 (incorporated by reference to Exhibit 4.22 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.23
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.02% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 24, 2007 (incorporated by reference to Exhibit 4.23 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.24
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.55% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated September 28, 2007 (incorporated by reference to Exhibit 4.24 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.25
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated December 4, 2007 (incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.26
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 27, 2012 (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 28, 2013)

4.27
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 27, 2014 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, as filed on May 8, 2014)

10.1
Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (as amended and restated as of June 6, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.3
Second Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 7, 2009)†

10.4
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after March 4, 2005 but prior to January 1, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

E-2	Freddie Mac

Exhibit No.	Description*
10.5
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after January 1, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.6
Federal Home Loan Mortgage Corporation Global Amendment to Affected Stock Options under Nonqualified Stock Option Agreements and Separate Dividend Equivalent Rights, effective December 31, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.7
Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan (as amended and restated June 8, 2007) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.8
Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.9
First Amendment to the Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed on March 11, 2009)†

10.10
Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.11
First Amendment to the Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.12
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.13
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed on February 24, 2010)†

10.14
Second Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 28, 2011)†

10.15
Third Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, as filed on November 6, 2012)†

10.16
Fourth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed on August 7, 2013)†

10.17
Fifth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 25, 2013) †

10.18	Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II (effective January 1, 2014)†

10.19	Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

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

10.22	2013 Executive Management Compensation Program Recapture and Forfeiture Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on June 12, 2013) †

10.23
2014 Executive Management Compensation Program for Virginia-Based Covered Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 10, 2013) †

E-3	Freddie Mac

Exhibit No.	Description*
10.24
2014 Executive Management Compensation Program for Non-Virginia-Based Covered Officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 10, 2013) †

10.25	Memorandum Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 10, 2012)†

10.26
Restrictive Covenant and Confidentiality Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on May 10, 2012)†

10.27
Memorandum Agreement, dated September 24, 2013, between Freddie Mac and James Mackey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on September 30, 2013) †

10.28
Restrictive Covenant and Confidentiality Agreement, dated September 25, 2013, between Freddie Mac and James Mackey (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on September 30, 2013) †

10.29
Restrictive Covenant and Confidentiality Agreement, dated October 15, 2004, between Freddie Mac and Jerry Weiss (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed on March 9, 2012)†

10.30
Memorandum Agreement, dated July 3, 2012, between Freddie Mac and William H. McDavid (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on July 9, 2012)†

10.31
Restrictive Covenant and Confidentiality Agreement, dated July 6, 2012, between Freddie Mac and William H. McDavid (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on July 9, 2012)†

10.32
Memorandum Agreement, dated April 7, 2013, between Freddie Mac and David B. Lowman (incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, as filed on February 27, 2014)†

10.33
Restrictive Covenant and Confidentiality Agreement, dated April 9, 2013, between Freddie Mac and David B. Lowman (incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, as filed on February 27, 2014)†

10.34	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†

10.35
PC Master Trust Agreement dated April 3, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, as filed on May 8, 2014)

10.36
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers (for agreements with officers entered into prior to August 2011) and outside Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†

10.37
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers (for agreements with officers entered into beginning in August 2011) (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed on March 9, 2012)†

10.38
Consent of Defendant Federal Home Loan Mortgage Corporation with the Securities and Exchange Commission, dated September 18, 2007 (incorporated by reference to Exhibit 10.65 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

10.39
Letters, dated September 1, 2005, setting forth an agreement between Freddie Mac and FHFA (incorporated by reference to Exhibit 10.67 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

10.40
Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)

10.41
Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 12, 2009)

E-4	Freddie Mac

Exhibit No.	Description*
10.42
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

10.43
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

10.44	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

10.45
Memorandum of Understanding Among the Department of Treasury, the Federal Housing Finance Agency, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, dated October 19, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 23, 2009)

10.46
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

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

†	This exhibit is a management contract or compensatory plan or arrangement.

E-5	Freddie Mac