Form 10-Q
period 2015-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2015-05-05
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015
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
As of April 21, 2015, there were 650,044,758 shares of the registrant’s common stock outstanding.

i	Freddie Mac

MD&A TABLE REFERENCE

ii	Freddie Mac

FINANCIAL STATEMENTS

iii	Freddie Mac

PART I — FINANCIAL INFORMATION
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) the “FORWARD-LOOKING STATEMENTS” sections of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014, or 2014 Annual Report; and (b) the “RISK FACTORS” and “BUSINESS” sections of our 2014 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “GLOSSARY.”
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
You should read this MD&A in conjunction with our 2014 Annual Report and our consolidated financial statements and related notes for the three months ended March 31, 2015 included in “FINANCIAL STATEMENTS.”
EXECUTIVE SUMMARY
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
Consolidated Financial Results
Comprehensive income was $0.7 billion for the first quarter of 2015, compared to $4.5 billion for the first quarter of 2014. Comprehensive income for the first quarter of 2015 consisted of $0.5 billion of net income and $0.2 billion of other comprehensive income. The main drivers of our results for the first quarter of 2015 include: (a) net interest income; (b) declines in the fair value of our derivatives; and (c) a benefit for credit losses.
Our total equity was $2.5 billion at March 31, 2015. Because our net worth was positive at March 31, 2015, we are not requesting a draw from Treasury under the Purchase Agreement for the first quarter of 2015. Through March 31, 2015, we have received aggregate funding of $71.3 billion from Treasury under the Purchase Agreement, and have paid $91.8 billion in aggregate cash dividends to Treasury.
Variability of Earnings
Our financial results are subject to significant earnings and net worth variability from period to period. This variability can be driven by changes in interest rates, the yield curve, implied volatility, home prices, and mortgage spreads, as well as other factors. For example, while derivatives are an important aspect of our strategy to manage interest-rate risk, they increase the volatility of reported comprehensive income because fair value changes on derivatives are included in comprehensive income, while fair value changes associated with several of the types of assets and liabilities being economically hedged are not. As a result, there can be timing mismatches affecting current period earnings, which may not be reflective of the underlying economics of our business. While our sensitivity to interest rates on an economic basis remains low, our exposure to earnings volatility resulting from our use of derivatives has increased in recent periods as we have changed the mix of our derivatives to align with the changing duration of our hedged assets and liabilities.

1	Freddie Mac

Our Primary Business Objectives
Our primary business objectives are:

•
to support U.S. homeowners and renters by: (a) maintaining mortgage availability even when other sources of financing are scarce; and (b) providing struggling homeowners with alternatives that allow them to stay in their homes or to avoid foreclosure;

•	to reduce taxpayer exposure to losses by increasing the role of private capital in the mortgage market and reducing our overall risk profile;

•	to build a commercially strong and efficient business enterprise to succeed in a to-be-determined “future state;” and

•	to support and improve the secondary mortgage market.
Our business objectives reflect direction that we have received from the Conservator, including the 2015 Conservatorship Scorecard. For information on the Scorecard and the related 2014 Strategic Plan, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships” in our 2014 Annual Report.
Supporting U.S. Homeowners and Renters
Maintaining Mortgage Availability
We maintain a consistent presence in the secondary mortgage market, and we are available to purchase mortgages even when other sources of financing are scarce. By providing this consistent source of liquidity for mortgages, we help provide our customers with confidence to continue lending even in difficult environments. In the first quarter of 2015, we purchased, or issued other guarantee commitments for, $80.2 billion in UPB of single-family conforming mortgage loans (representing approximately 354,000 homes), compared to $49.2 billion in the first quarter of 2014 (representing approximately 244,000 homes). Origination volumes in the U.S. residential mortgage market increased in the first quarter of 2015, as compared to the first quarter of 2014, due to a significant increase in the volume of refinance mortgages driven by lower long-term interest rates. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed approximately 90% of the single-family conforming mortgages originated in the U.S. in the first quarter of 2015.
During the first quarter of 2015, our total multifamily new business activity was $10.0 billion in UPB, which provided financing for approximately 500 multifamily properties (representing nearly 140,000 apartment units). Approximately 90% of the units were affordable to families earning at or below the median income in their area. In the first quarter of 2014, our total multifamily new business activity was $3.0 billion in UPB, which provided financing for nearly 240 multifamily properties (representing approximately 51,000 apartment units).
Providing Struggling Homeowners with Alternatives that Allow Them to Stay in Their Homes or to Avoid Foreclosure
We use a variety of borrower-assistance programs (such as HARP and HAMP) designed to provide struggling borrowers with alternatives to help them stay in their homes. We establish guidelines for our servicers to follow and provide them with default management programs to use in determining which type of borrower-assistance program (i.e., one of our loan workout activities or our relief refinance initiative) would be expected to enable us to manage our exposure to credit losses.
Our relief refinance initiative, which has been previously extended and is currently scheduled to end in December 2015, is a key program used to keep families in their homes. Our relief refinance initiative includes HARP, which is the portion of the initiative for loans with LTV ratios above 80%. In the first quarter of 2015, we purchased or guaranteed $5.4 billion in UPB of relief refinance loans, including $2.2 billion of HARP loans. In the first quarter of 2014, we purchased or guaranteed $9.1 billion in UPB of relief refinance loans, including $5.2 billion of HARP loans. We have purchased HARP loans that were provided to nearly 1.4 million borrowers since the initiative began in 2009, including approximately 13,000 borrowers during the first quarter of 2015.
When a refinancing of a loan is not practicable, we require our servicer to evaluate the loan for a repayment plan, forbearance agreement, or loan modification before pursuing a foreclosure or foreclosure alternative, because the level of recovery on a loan that reperforms is often much higher than for a loan that proceeds to a foreclosure or foreclosure alternative. Our servicers contact borrowers experiencing hardship with a goal of helping them to stay in their homes or otherwise to avoid foreclosure. Across all our modification programs, we modified $2.6 billion in UPB of loans during the first quarter of 2015, compared to $3.8 billion in UPB in the first quarter of 2014. When a home retention solution is not practicable, we require our servicers to pursue foreclosure alternatives, such as short sales, before initiating foreclosure. Since 2009, we have helped nearly 1,100,000 borrowers experiencing hardship to complete a loan workout under these programs.

2	Freddie Mac

The table below presents our completed workout activities for loans within our single-family credit guarantee portfolio for the last five quarters.
Table 1 — Total Single-Family Loan Workout Volumes(1)

Number of loans (000)

(1)
Excludes modification, repayment, and forbearance activities that have not been made effective, such as loans in modification trial periods. As of March 31, 2015, approximately 26,000 borrowers were in modification trial periods. These categories are not mutually exclusive and a loan in one category may also be included in another category in the same period.

As shown in the table above, the volume of completed loan workouts has generally declined over the past year. We attribute this decline to overall improvements in the economy and mortgage market, including rising home prices, declining unemployment rates, and declining serious delinquency rates. While we believe our borrower-assistance programs have been largely successful, many borrowers still need assistance. We will continue our efforts to: (a) encourage eligible borrowers to refinance their mortgages under HARP; (b) develop additional loss mitigation strategies and modify existing programs, as needed; and (c) execute certain neighborhood stabilization activities. In the first quarter of 2015:

•
We continued our efforts related to encouraging eligible borrowers to refinance their mortgages under HARP. For example, in March 2015 we participated with FHFA and Fannie Mae in an open forum meeting in Newark, New Jersey to inform community leaders about HARP eligibility criteria and benefits.

•
We also continued to assess and develop additional plans for loss mitigation strategies. In January 2015, we implemented an additional incentive program for borrowers who continue to perform on HAMP loans that is applied toward reducing their outstanding principal balance. In March 2015, we announced a new modification initiative to help reduce the risk of default on step-rate modified loans under HAMP. For more information on the additional borrower incentive program for HAMP loans, see “BUSINESS — Our Business — Our Business Segments — Single-Family Guarantee Segment — Single-Family Loan Workouts and the MHA Program — HAMP and Non-HAMP Modifications” in our 2014 Annual Report.

•
We continued to work with FHFA and Fannie Mae to develop and execute neighborhood stabilization plans in certain cities. These plans involve short sales and REO sales, including expanded auctions of properties. In these areas we also continued: (a) our efforts with locally-based private entities to facilitate REO dispositions; and (b) our first look opportunities, which provide an initial period for REO properties to be purchased by owner occupants and others before we consider offers from investors.

3	Freddie Mac

Reducing Taxpayer Exposure to Losses and Reducing our Risk Profile
We are working diligently with FHFA to reduce the taxpayers' exposure to losses and reduce our risk profile by:

•	managing the performance of our servicers through our contracts with them;

•	transferring to private investors part of the credit risk of our New single-family book and our total multifamily portfolio;

•	improving our returns on property dispositions;

•	protecting our contractual rights with sellers;

•	pursuing our rights against mortgage insurers;

•	recovering losses on non-agency mortgage-related securities; and

•	reducing our mortgage-related investments portfolio over time.
As discussed above, many of our borrower-assistance programs, such as loan modifications, also help reduce our risk of credit losses.
Managing the Performance of Our Servicers
The financial institutions that service our single-family loans (which we refer to as "servicers") are required to service loans on our behalf in accordance with our standards. If a servicer fails to do so, we have certain contractual remedies, including the ability to require the servicer to pay us compensatory or other fees. We continue to review and monitor the performance of our servicers and to seek improvements for the servicing of non-performing loans in our portfolio. We periodically facilitate the transfer of servicing for certain groups of loans that are delinquent or are deemed at risk of default to servicers that we believe have the capabilities and resources necessary to improve the loss mitigation associated with the loans.
In the first quarter of 2015, the serious delinquency rate of our single-family credit guarantee portfolio continued a decline that began in 2010, declining to 1.73% as of March 31, 2015 (which is the lowest level since January 2009) from 1.88% as of December 31, 2014. Also, as a result of our loss mitigation activities and foreclosures, the total number of our loans delinquent for more than one year declined approximately 8% in the first quarter of 2015. Despite these improvements, we continue to have a large number of seriously delinquent loans. We face challenges in resolving these loans, including general constraints on servicer capacity and court backlogs in states that require a judicial foreclosure process, particularly in New York and New Jersey. These situations generally extend the time it takes for seriously delinquent loans to be modified, foreclosed upon, or otherwise resolved. The longer a loan remains delinquent, the more costs we incur. As of March 31, 2015, approximately half of our seriously delinquent single-family loans had been delinquent for more than one year.
Transferring Credit Risk
We believe that using credit risk transfer transactions is a prudent way for us to manage credit risk. We continue to reduce our exposure to credit risk in our New single-family book through the use of STACR debt note and ACIS (re)insurance transactions. In the first quarter of 2015, we completed two STACR debt note transactions and three ACIS (re)insurance transactions. These transactions transferred a portion of credit losses that could occur under adverse home price scenarios (through both first loss and/or mezzanine credit loss positions) on certain groups of loans in the New single-family book to third-party investors. We have a goal to complete credit risk transfer transactions for at least $120 billion in UPB using at least two transaction types in 2015.
In the first quarter of 2015, we also completed five K Certificate transactions in which we transferred the first loss position associated with the underlying multifamily loans to third-party investors. We continue to develop other strategies intended to reduce our exposure to multifamily mortgage loans and securities by transferring credit risk to third parties.
Improving Our Returns on Property Dispositions
We use several strategies to mitigate our credit losses and improve our returns on property dispositions. When a seriously delinquent single-family loan cannot be resolved through a home retention solution (e.g., a loan modification), we typically seek to pursue a short sale transaction. However, some of our seriously delinquent loans ultimately proceed to foreclosure. In a foreclosure, we typically acquire the underlying property (which we refer to as real estate owned, or REO), and later sell it, using the proceeds of the sale to reduce our losses.
Protecting Our Contractual Rights with Sellers
We purchase mortgage loans from financial institutions that originate the loans (which we refer to as "sellers"). When we purchase loans, the sellers represent and warrant that the loans have been originated in accordance with our underwriting standards. If we subsequently discover that these standards were not followed, we can exercise certain contractual remedies to mitigate our actual or potential credit losses.
Pursuing Our Rights Against Mortgage Insurers
We pursue claims for coverage under mortgage insurance policies, a form of credit enhancement we use to mitigate our credit loss exposure. Primary mortgage insurance is generally required for mortgages with LTV ratios greater than 80%.

4	Freddie Mac

We received payments under primary and other mortgage insurance policies of $0.2 billion and $0.4 billion during the first quarter of 2015 and the first quarter of 2014, respectively. Although the financial condition of certain of our mortgage insurers has improved in recent years, some have failed to fully meet their obligations and there remains a significant risk that others may fail to do so. We expect to receive substantially less than full payment of our claims from two of our mortgage insurance counterparties, as they are only permitted to make partial payments under orders from their respective regulators.
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
Recovering Losses on Non-Agency Mortgage-Related Securities
We incurred substantial losses on our investments in non-agency mortgage-related securities in prior years. We are working, in some cases in conjunction with other investors, to mitigate or recover our losses. In recent years, we and FHFA reached settlements with a number of institutions. Lawsuits against other institutions are currently pending.
Reducing Our Mortgage-Related Investments Portfolio Over Time
We are required to reduce the size of our mortgage-related investments portfolio over time pursuant to the Purchase Agreement and by FHFA. We are particularly focused on reducing the balance of less liquid assets in this portfolio. In the first quarter of 2015, the size of our mortgage-related investments portfolio declined by 1% or $2.8 billion, to $405.6 billion. Reductions in our less liquid assets accounted for this decline. Our less liquid assets are reduced through: (a) liquidations (including scheduled repayments along with prepayments); (b) sales (including sales related to settlements of non-agency mortgage-related securities litigation); and (c) securitizations.
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
Our Single-family Guarantee segment is focused on strengthening our business model by:

•
Better serving our customers: Our customers are our sellers, servicers, and investors/dealers. Based on feedback from our customers, we continue to enhance our processes and programs to improve their experience when doing business with us. This includes providing seller/servicers with greater certainty that the loans they sell to us or service for us meet our requirements, thereby reducing the number of repurchase requests we make to them and the amount of compensatory fees they pay to us. We are providing greater certainty by enhancing the tools we make available to our customers, and expanding and leveraging the data standards of the Uniform Mortgage Data Program. In January 2015, we launched Loan Coverage Advisor, a new tool that allows our sellers to track significant events for the loans they sell us, including the dates when the seller obtains relief from certain representations and warranties.

•
Providing market leadership and innovation: We continue to develop innovative programs and services that benefit our customers and leverage our existing capabilities and product offerings to better meet the needs of an evolving mortgage market. We are doing this primarily by: (a) expanding access to credit for credit-worthy borrowers, such as our initiative for loans with LTV ratios up to 97%; (b) continuing to execute our credit risk transfer transactions and seeking to expand and refine our offerings of these transactions; and (c) continuing to work with FHFA and Fannie Mae on enhancing the secondary mortgage market, including the development of a new common securitization platform and a single (common) security. In February 2015, we completed our first STACR debt note transaction that transfers a portion of the first loss position in addition to a mezzanine loss position associated with the related reference pool. In March 2015, we and one of our ACIS counterparties revised a number of our existing ACIS policies and changed the coverage from a fixed severity schedule to coverage based on actual losses. We believe that executing future ACIS transactions that provide coverage based on actual losses will lead to broader market adoption and increase interest in this type of transaction, and thus expand the number of counterparties in this market. In April 2015, we completed a STACR debt note transaction for which allocation of credit losses to the debt notes will be based on actual losses rather than a fixed severity approach.

•
Managing the credit risk of the single-family credit guarantee portfolio: We are managing our credit risk by setting our underwriting standards at a level commensurate with the long-term credit risk appetite of the company. We made various changes to our credit policies in the last several years. The credit quality of the New single-family book reflects the impact of these changes, as measured by original LTV ratios, credit scores, delinquency rates, credit losses, and the proportion of loans underwritten with full documentation.

•
Reducing our credit losses: We continue to develop and implement plans intended to reduce our credit losses and identify and address emerging mortgage credit risks. As part of our loss mitigation strategy, we sold certain seriously delinquent loans during the first quarter of 2015. Our mortgage portfolio includes several loan products with terms that may result in scheduled increases in monthly payments after specified initial periods (e.g., HAMP loans). A significant

5	Freddie Mac

number of these loans will experience payment changes beginning in 2015, which could increase the risk that the borrowers will default. To help address this risk, we announced two new initiatives for these types of loans, as discussed above in "Providing Struggling Homeowners with Alternatives that Allow Them to Stay in Their Homes or to Avoid Foreclosure."

•
Optimizing the economics of our single-family business: We seek to achieve strong economic returns on our single-family credit guarantee portfolio while considering and balancing our: (a) housing mission and goals; (b) seller diversification; and (c) security price performance (i.e., the disparities in the trading value of our PCs relative to comparable Fannie Mae securities in the market). However, economic returns on our guarantee activities are limited by, and subject to FHFA's oversight.

Our Investments segment is focused on strengthening our business model by:

•	Reducing the balance of less liquid mortgage assets, specifically non-agency mortgage related securities, and single-family reperforming, performing modified and delinquent loans;

•
Managing the corporate treasury function, including managing funding, interest-rate and liquidity risks, through the use of derivatives, liquidity and contingency operating portfolio and unsecured debt; and

•	Continuing to provide secondary liquidity for our agency mortgage-related securities.
Our Multifamily segment is focused on strengthening our business model by:

•
Continuing to provide financing for the multifamily market and expanding our market presence in the affordable and workforce housing market with a focus on smaller balance loans and manufactured housing; and

•	Identifying new opportunities beyond our existing K Certificate transactions to transfer credit risk associated with our portfolio to reduce exposure for the company (and U.S. taxpayers).
We are investing in the company, in particular our infrastructure and operations, by:

•
Improving our infrastructure: We continue to make strategic investments to maintain and improve our ability to operate the company for the foreseeable future in conservatorship, and potentially afterwards. We are improving our information technology to provide the necessary capabilities to meet our needs, the needs of the Conservator, and the mortgage industry. We are continuously investing to address risk, especially in the information security area and our out-of-region disaster recovery capability. We are striving to operate our information technology at world class levels by investing in capabilities that will support the future mortgage market while also seeking to act as good stewards of our technology assets by maintaining, standardizing and simplifying our existing technology portfolio.

•
Strengthening our operations: We continue to strengthen and streamline our operations. We are conducting a multi-year project focused on eliminating redundant control activities. We are also conducting detailed operational control design reviews to identify ways to simplify our controls structure. We are improving our risk management capabilities by further enhancing our three-lines-of-defense risk management framework. As part of this effort, in 2015 we have moved, or are moving, several key functions within the organization. We believe these enhancements will improve our risk management effectiveness. Our enhanced framework is designed to balance ownership of the risk by our business units with corporate oversight and independent assessment.

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

•
Single-Security Initiative: FHFA is seeking ways to improve the overall liquidity of mortgage-backed securities issued by us and Fannie Mae. This includes working towards the development of a single (common) security, which is intended to reduce the disparities in trading value between our PCs and Fannie Mae's single-class mortgage-backed securities. The proposed single (common) security would be issued and guaranteed by either Freddie Mac or Fannie Mae. One of the goals for the proposed single security is for Freddie Mac PCs and Fannie Mae mortgage-backed securities to be fungible to facilitate trading in a single TBA market for these securities. We continue to work on a detailed implementation plan, and we expect that the implementation will be a multi-year effort.

•
Improve servicer eligibility standards: In January 2015, FHFA published proposed new minimum financial eligibility requirements for servicers. FHFA stated that it anticipates finalizing the requirements in the second quarter of 2015, and anticipates that the requirements will be effective six months after they are final.

•
Uniform Mortgage Data Program: We and Fannie Mae continue to collaborate with the industry to develop and implement uniform data standards for single-family mortgages. This includes active support for the following

6	Freddie Mac

mortgage data standardization initiatives: (a) the Uniform Closing Dataset; and (b) the Uniform Loan Application Dataset.

•
Improve mortgage industry standards: We continue to: (a) develop approaches to reduce borrower costs for lender placed insurance; and (b) strengthen mortgage insurer eligibility standards. In April 2015, at the direction of FHFA, we published revised eligibility requirements for mortgage insurers that include financial requirements determined using a risk-based framework. The revised eligibility requirements will become effective for all Freddie Mac-approved mortgage insurers on December 31, 2015. These revised eligibility requirements are designed to strengthen the mortgage insurance industry and enable a financially strong and resilient system that can provide consistent liquidity through the mortgage cycle.

•
Improve the underwriting processes with our single-family sellers: We periodically meet with selected sellers to review and discuss improvements in their underwriting process. We also continually seek improvements to our automated tools for use in evaluating the credit and product eligibility of loans and identifying non-compliance issues.

Mortgage Market and Economic Conditions
Overview
The U.S. real gross domestic product rose by 0.2% on an annualized basis during the first quarter of 2015, compared to an annualized increase of 2.2% in the fourth quarter of 2014 and an annualized decrease of 2.1% in the first quarter of 2014, according to the Bureau of Economic Analysis. The national unemployment rate was 5.5% in March 2015, compared to 5.6% in December 2014, based on data from the U.S. Bureau of Labor Statistics. An average of approximately 197,000 and 260,000 monthly net new jobs (non-farm) were added to the economy during the first quarter of 2015 and the full year of 2014, respectively, which shows evidence of continued improvements in the economy and the labor market. The average interest rate on new 30-year fixed-rate conforming mortgages was 3.7% in the first quarter of 2015, compared to 4.0% in the fourth quarter of 2014 and 4.4% in the first quarter of 2014, based on our weekly Primary Mortgage Market Survey. Lower average long-term mortgage interest rates led to an increase in the volume of single-family mortgage refinance activity in the market compared to the first quarter of 2014.
Single-Family Housing Market
Home prices increased on a national basis in both the first quarter of 2015 and the first quarter of 2014 (based on our index), though some localities continued to be affected by weakness in their housing market and experienced declines in home values during these periods. Home prices, on a national basis, continued to appreciate in the first quarter of 2015, with our nationwide index registering approximately a 1.6% increase from December 2014 to March 2015 and a 5.0% increase from March 2014 to March 2015, compared to a 1.6% increase from December 2013 to March 2014 and a 8.2% increase from March 2013 to March 2014. These estimates were based on our own price index of one-family homes funded by mortgage loans owned or guaranteed by us or Fannie Mae. Other indices of home prices may have different results.
Based on data from the National Association of Realtors, sales of existing homes in the first quarter of 2015 were 4.97 million, decreasing 1.8% from 5.06 million in the fourth quarter of 2014 (on a seasonally-adjusted annual basis). Based on data from the U.S. Census Bureau and HUD, sales of new homes in the first quarter of 2015 were approximately 513,000, increasing 8.9% from approximately 471,000 in the fourth quarter of 2014.
Multifamily Housing Market
The multifamily market continued to experience solid fundamentals during the first quarter of 2015. Recent data reported by Reis, Inc. indicated that the national apartment vacancy rate was 4.2% in the first quarter of 2015 and remains low compared to the cyclical peak of 8% reached at the end of 2009. In addition, Reis, Inc. reported that effective rents (i.e., the average rent paid by the tenant over the term of the lease adjusted for concessions by the landlord and costs borne by the tenant) grew by 0.6% during the first quarter of 2015. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property and these factors significantly influence those cash flows.
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
National home prices have increased in recent periods; however, home prices at March 31, 2015 remained approximately 9.9% below their peak levels in June 2006 (based on our market index). Declines in the market’s inventory of vacant housing

7	Freddie Mac

have supported stabilization and increases in home prices in a number of metropolitan areas. We believe that home price growth rates will continue to be consistent with long-term historical averages (approximately 2 to 5 percent per year).
Single-Family
Key macroeconomic drivers of the economy, such as income growth, employment, and inflation, can significantly affect the performance of the housing and mortgage markets. We expect that economic growth will continue and mortgage interest rates will remain relatively low compared to historical levels, although interest rates are expected to begin trending slowly upward. We believe that housing affordability for potential home buyers will remain relatively high in most metropolitan housing markets in the near term. As a result, we expect that the volume of home sales in 2015 will likely be slightly higher than in 2014. However, even with the improvements in home prices of the last few years, a significant number of borrowers remain underwater on their mortgages. We believe this may cause them to refrain from selling their homes to avoid incurring a loss. We also believe that the relatively high unemployment rate in certain areas and relatively modest family income growth will continue to have a negative effect on single-family housing demand.
We believe that total mortgage origination volume in the first quarter of 2015 benefited from increased refinance activity driven by lower long-term interest rates, compared to prior periods. As a result, our loan purchase activity in the first quarter of 2015 increased to $80.2 billion in UPB, compared to $49.2 billion in UPB during the first quarter of 2014. We expect total mortgage origination volume in the last nine months of 2015 will be similar to the same period in 2014. During the first quarter of 2015, refinancings, including HARP, comprised approximately 64% of our single-family purchase and issuance volume compared with 53% in the first quarter of 2014.
Our charge-offs increased significantly in the first quarter of 2015 compared to the first quarter of 2014. On January 1, 2015, we adopted regulatory guidance issued by FHFA that changed when we deem a loan to be uncollectible and caused a large one-time increase in our charge-offs. While our charge-offs in the remaining quarters of 2015 will not be as high as the first quarter of the year, we expect our charge-offs and credit losses to remain elevated in the near term. The level of charge-offs should also decline as we continue our loss mitigation and foreclosure activities as well as our efforts to sell seriously delinquent loans from our single-family credit guarantee portfolio. For the near term, we also expect REO disposition and short sale severity ratios to remain high and the number of seriously delinquent loans and the volume of our loan workouts to continue to decline.
Multifamily
We expect that the new supply of multifamily housing, at the national level, will be absorbed by market demand in the near term, driven by continued improvements in the economy and favorable demographics. However, new supply may outpace demand in certain local markets, which would be evidenced by excess supply and rising vacancy rates. Multifamily market fundamentals improved in recent years as a result of several factors, including lower interest rates, increasing construction completions and several years of property value appreciation that led to an expansion of the overall volume in the market. Therefore, we expect that our new multifamily business activity in 2015 will be higher than in 2014 as evidenced by our significant new business activity in the first quarter of 2015.
As a result of our business model of transferring credit risk combined with solid market fundamentals and continuing strong portfolio performance, we expect our credit losses and delinquency rates to remain low in the near term. We expect the performance of the multifamily market to continue to be strong in the near term and believe the long-term outlook for the multifamily market continues to be favorable.
Limits on Investment Activity and Our Mortgage-Related Investments Portfolio
Under the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio is subject to a cap that decreases by 15% each year until the cap reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio may not exceed $399 billion as of December 31, 2015. Our 2014 Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement, subject to certain exceptions. For more information on the plan, see “BUSINESS — Executive Summary — Our Primary Business Objectives — Reducing Taxpayer Exposure to Losses — Reducing Our Mortgage-Related Investments Portfolio Over Time” in our 2014 Annual Report. The reduction in the mortgage-related investments portfolio will result in a decline in income from this portfolio over time.
The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement.

8	Freddie Mac

Table 2 — Mortgage-Related Investments Portfolio

	March 31, 2015			December 31, 2014
	More Liquid	Less Liquid	Total	More Liquid	Less Liquid	Total
	(in millions)
Investments segment — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans	$—	$83,787	$83,787	$—	$82,778	$82,778
Freddie Mac mortgage-related securities	153,991	7,057	161,048	150,852	7,363	158,215
Non-agency mortgage-related securities	—	39,145	39,145	—	44,230	44,230
Non-Freddie Mac agency mortgage-related securities	15,865	—	15,865	16,341	—	16,341
Total Investments segment — Mortgage investments portfolio	169,856	129,989	299,845	167,193	134,371	301,564
Single-family Guarantee segment — Single-family unsecuritized seriously delinquent mortgage loans	—	26,750	26,750	—	28,738	28,738
Multifamily segment — Mortgage investments portfolio	2,046	76,951	78,997	1,911	76,201	78,112
Total mortgage-related investments portfolio	$171,902	$233,690	$405,592	$169,104	$239,310	$408,414
Percentage of total mortgage-related investments portfolio	42%	58%	100%	41%	59%	100%
Mortgage-related investments portfolio cap at December 31, 2015 and 2014, respectively			$399,181			$469,625
90% of mortgage-related investments portfolio cap at December 31, 2015(1)			$359,263

(1)	Represents 90% of the mortgage-related investments portfolio annual cap established by the Purchase Agreement, which we manage to, subject to certain exceptions.
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
The UPB of our mortgage-related investments portfolio was $405.6 billion at March 31, 2015, a decline of $2.8 billion (or 1%) compared to $408.4 billion at December 31, 2014. While the overall balance of our mortgage-related investments portfolio decreased, including a decline in our less liquid assets of $5.6 billion, the balance of our liquid assets increased by $2.8 billion. The decline in less liquid assets was primarily due to liquidations and our efforts to reduce these assets. We sold $4.1 billion of less liquid assets in the first quarter of 2015, including $0.3 billion in UPB of seriously delinquent unsecuritized single-family loans. In addition, we securitized $0.3 billion in UPB of single-family reperforming and modified loans and $1.0 billion in UPB of HAMP loans in the first quarter of 2015. These amounts do not include sales of mortgage loans we purchased for cash and subsequently securitized. Our Multifamily segment less liquid assets increased slightly from December 31, 2014 to March 31, 2015 primarily due to increases in held-for-sale mortgage loans that had not yet been securitized.

9	Freddie Mac

SELECTED FINANCIAL DATA
The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes.
Table 3 — Selected Financial Data

	Three Months Ended March 31,
	2015	2014
	(dollars in millions, except share-related amounts)
Statements of Comprehensive Income Data
Net interest income	$3,647	$3,510
Benefit (provision) for credit losses	499	(85)
Non-interest income (loss)	(2,147)	3,111
Non-interest expense	(1,211)	(771)
Income tax expense	(264)	(1,745)
Net income	524	4,020
Comprehensive income	746	4,499
Net loss attributable to common stockholders(1)	(222)	(479)
Net loss per common share – basic and diluted	(0.07)	(0.15)
Cash dividends per common share	—	—
Weighted average common shares outstanding (in millions) – basic and diluted	3,236	3,237

	March 31, 2015	December 31, 2014
	(dollars in millions)
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)	$1,565,078	$1,558,094
Total assets	1,951,603	1,945,539
Debt securities of consolidated trusts held by third parties	1,488,595	1,479,473
Other debt	447,034	450,069
All other liabilities	13,428	13,346
Total stockholders’ equity	2,546	2,651
Portfolio Balances - UPB
Mortgage-related investments portfolio	$405,592	$408,414
Total Freddie Mac mortgage-related securities(2)	1,652,349	1,637,086
Total mortgage portfolio	1,914,702	1,910,106
TDRs on accrual status	83,439	82,908
Non-accrual loans	30,375	33,130

	Three Months Ended March 31,
	2015	2014
Ratios(3)
Return on average assets(4)	0.1%	0.8%
Allowance for loans losses as percentage of mortgage loans, held-for-investment(5)	1.1	1.4
Equity to assets ratio(6)	0.1	0.5

(1)
For a discussion of the manner in which the senior preferred stock dividend is determined and how it affects net income (loss) attributable to common stockholders, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share” in our 2014 Annual Report.

(2)	See ‘‘Table 25 — Freddie Mac Mortgage-Related Securities’’ for the composition of this line item.

(3)
The dividend payout ratio on common stock is not presented because the amount of cash dividends per common share is zero for all periods presented. The return on common equity ratio is not presented because the simple average of the beginning and ending balances of total stockholders’ equity, net of preferred stock (at redemption value) is less than zero for all periods presented.

(4)	Ratio computed as net income divided by the simple average of the beginning and ending balances of total assets.

(5)	Ratio computed as the allowance for loan losses divided by the total recorded investment of held-for-investment mortgage loans.

(6)	Ratio computed as the simple average of the beginning and ending balances of total stockholders’ equity divided by the simple average of the beginning and ending balances of total assets.

10	Freddie Mac

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our consolidated financial statements, including the accompanying notes.
Table 4 — Summary Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2015	2014	Variance
	(in millions)
Net interest income	$3,647	$3,510	$137
Benefit (provision) for credit losses	499	(85)	584
Net interest income after benefit (provision) for credit losses	4,146	3,425	721
Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(80)	12	(92)
Gains (losses) on retirement of other debt	1	7	(6)
Derivative gains (losses)	(2,403)	(2,351)	(52)
Net impairment of available-for-sale securities recognized in earnings	(93)	(364)	271
Other gains (losses) on investment securities recognized in earnings	417	766	(349)
Other income (loss)	11	5,041	(5,030)
Total non-interest income (loss)	(2,147)	3,111	(5,258)
Non-interest expense:
Administrative expense	(451)	(468)	17
REO operations (expense) income	(75)	(59)	(16)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(222)	(178)	(44)
Other expense	(463)	(66)	(397)
Total non-interest expense	(1,211)	(771)	(440)
Income before income tax expense	788	5,765	(4,977)
Income tax expense	(264)	(1,745)	1,481
Net income	524	4,020	(3,496)
Other comprehensive income (loss), net of taxes and reclassification adjustments	222	479	(257)
Comprehensive income	$746	$4,499	$(3,753)
Net Interest Income
Net interest income represents the difference between interest income (which includes income from guarantee fees) and interest expense and is a primary source of our revenue. The table below presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

11	Freddie Mac

Table 5 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$15,353	$3	0.07%	$19,641	$—	—%
Federal funds sold and securities purchased under agreements to resell	47,430	8	0.07	48,155	5	0.05
Mortgage-related securities:
Mortgage-related securities	244,662	2,366	3.87	271,646	2,607	3.84
Extinguishment of PCs held by Freddie Mac	(111,988)	(1,034)	(3.69)	(116,588)	(1,097)	(3.77)
Total mortgage-related securities, net	132,674	1,332	4.02	155,058	1,510	3.90
Non-mortgage-related securities	9,419	3	0.12	5,870	—	0.02
Mortgage loans held by consolidated trusts(1)	1,563,272	13,879	3.55	1,532,416	14,484	3.78
Unsecuritized mortgage loans(1)	165,168	1,575	3.81	178,220	1,662	3.73
Total interest-earning assets	$1,933,316	$16,800	3.47	$1,939,360	$17,661	3.64
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,583,630	$(12,521)	(3.16)	$1,547,682	$(13,340)	(3.45)
Extinguishment of PCs held by Freddie Mac	(111,988)	1,034	3.69	(116,588)	1,097	3.77
Total debt securities of consolidated trusts held by third parties	1,471,642	(11,487)	(3.12)	1,431,094	(12,243)	(3.42)
Other debt:
Short-term debt	121,728	(38)	(0.12)	126,521	(41)	(0.13)
Long-term debt	324,655	(1,563)	(1.93)	348,631	(1,788)	(2.05)
Total other debt	446,383	(1,601)	(1.43)	475,152	(1,829)	(1.54)
Total interest-bearing liabilities	1,918,025	(13,088)	(2.73)	1,906,246	(14,072)	(2.95)
Expense related to derivatives(2)	—	(65)	(0.01)	—	(79)	(0.02)
Impact of net non-interest-bearing funding	15,291	—	0.02	33,114	—	0.05
Total funding of interest-earning assets	$1,933,316	$(13,153)	(2.72)	$1,939,360	$(14,151)	(2.92)
Net interest income/yield		$3,647	0.75		$3,510	0.72

(1)	Mortgage loans on non-accrual status, where interest income is generally recognized when collected, are included in average balances.

(2)
Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the interest expense associated with the hedged forecasted issuance of debt affects earnings.

Net interest income increased by $137 million to $3.6 billion for the three months ended March 31, 2015, compared to $3.5 billion for the three months ended March 31, 2014. Net interest yield increased by three basis points to 75 basis points for the three months ended March 31, 2015, compared to 72 basis points for the three months ended March 31, 2014. The increase in net interest income and net interest yield was primarily due to higher management and guarantee fee income, including increased amortization of upfront fees associated with a higher liquidation rate.
The percentage of our net interest income derived from guarantee fees continues to increase as the size of our mortgage-related investments portfolio continues to decline. We estimate that slightly more than 40% of our net interest income for the three months ended March 31, 2015 was derived from guarantee fees. We expect that guarantee fees will account for an increasing portion of our net interest income.
Net interest income includes the legislated 10 basis point increase in guarantee fees, which is remitted to Treasury as part of the Temporary Payroll Tax Cut Continuation Act of 2011. Net interest income includes $219 million and $172 million for the three months ended March 31, 2015 and for the three months ended March 31, 2014, respectively, related to this increase in guarantee fees.
Benefit (Provision) for Credit Losses
During the first quarter of 2015, we reclassified $3.6 billion in UPB of seriously delinquent single-family loans from held-for-investment to held-for-sale. This reclassification affects several income statement line items. Our benefit (provision) for credit losses for the first quarter of 2015 includes a $0.7 billion reduction of loan loss reserves related to these loans, which was more than offset by: (a) a loss of approximately $0.5 billion included in other non-interest income primarily related to adjusting these loans to the lower-of-cost-or-fair-value; and (b) higher non-interest expense of approximately $0.4 billion related to property taxes and insurance associated with these loans. We will also recognize income for compensatory fees for failure to meet foreclosure timelines in the period in which these loans are sold.
Our benefit (provision) for credit losses was $0.5 billion in the first quarter of 2015, compared to $(0.1) billion in the first quarter of 2014. These amounts predominantly related to single-family mortgage loans. The benefit for credit losses in the first quarter of 2015 reflects an approximately $0.7 billion reduction of loan loss reserves associated with seriously delinquent single-family loans that were reclassified from held-for-investment to held-for-sale as discussed above, partially offset by a slightly higher expected default costs on impaired loans. The provision for credit losses in the first quarter of 2014 reflects incurred losses associated with newly delinquent loans that were partially offset by moderate home price growth. Our provision for credit losses in the first quarter of 2014 also reflects $0.3 billion of benefit related to settlement agreements with certain

12	Freddie Mac

sellers for the release of repurchase obligations in exchange for one-time cash payments, primarily associated with our Legacy single-family books. The benefit (provision) for credit losses in both the first quarter of 2015 and the first quarter of 2014 also reflects benefits associated with the positive payment performance of our TDR loans.
Our single-family loan loss reserves declined from $21.8 billion at December 31, 2014 to $18.7 billion at March 31, 2015, primarily reflecting a high level of loan charge-offs related to our adoption of regulatory guidance that changed when we deem a loan uncollectible.
On January 1, 2015, we adopted regulatory guidance issued by FHFA that establishes guidelines for adverse classification and identification of specified single-family and multifamily assets and off-balance sheet credit exposures, including guidelines for recognizing charge-offs on certain single-family loans. Upon adoption of the FHFA regulatory guidance on January 1, 2015, we changed the timing of when we deem certain single-family loans to be uncollectible, and we began to charge-off loans that have been deemed uncollectible prior to foreclosure. This adoption resulted in a reduction to both the recorded investment of mortgage loans, held-for-investment, and our allowance for loan losses of $1.9 billion on January 1, 2015. However, these additional charge-offs did not have a material impact on our comprehensive income for the first quarter of 2015, as we had already reserved for these losses in our allowance for loan losses in prior periods.
Our loan loss reserves reflect a significant amount of impairment associated with loans classified as TDRs. A TDR is a loan where we have granted a concession to a borrower who is experiencing financial difficulties. A concession generally occurs when the modification of a loan results in a reduction in the loan's interest rate. Due to the large number of loan modifications completed in recent years, our loan loss reserves attributable to TDRs remain high. As of March 31, 2015, approximately 59% of the loan loss reserves for single-family loans related to interest rate concessions associated with TDRs. Most of our modified loans (including TDRs) were current and performing at March 31, 2015. However, loans that have been classified as TDRs remain categorized as such throughout the remaining life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status. We maintain a loan loss reserve on TDRs until the loans are repaid or complete short sales or foreclosures. We expect our loan loss reserve associated with existing TDRs will continue to decline over time as borrowers continue to make monthly payments under the modified terms and the interest rate concessions are recognized as income.
Although the housing market continued to improve in many geographic areas in the first quarter of 2015, we expect that our loan loss reserves may remain elevated for an extended period because: (a) a significant portion of our reserves is associated with individually impaired loans (e.g., modified loans) that are less than three months past due; and (b) the resolution of problem loans takes considerable time, often several years in the case of foreclosure.
Loans that have been individually evaluated for impairment, such as modified loans, generally have a higher associated loan loss reserve than loans that have been collectively evaluated for impairment. As of March 31, 2015 and December 31, 2014, the recorded investment of single-family impaired loans with specific reserves recorded was $93.9 billion and $95.1 billion, respectively, and the loan loss reserves associated with these loans were $16.4 billion and $17.8 billion, respectively.
The table below summarizes our net investment for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.
Table 6 — Single-Family Impaired Loans with Specific Reserve Recorded

	2015		2014
	Number of Loans	Amount	Number of Loans	Amount
	(dollars in millions)
TDRs, at January 1,	539,590	$94,401	514,497	$92,505
New additions	16,650	2,356	20,957	3,252
Repayments, charge-offs, and reclassifications to held-for-sale(1)	(9,574)	(2,779)	(6,315)	(1,113)
Foreclosure transfers and foreclosure alternatives	(6,055)	(1,025)	(7,005)	(1,218)
TDRs, at March 31,	540,611	92,953	522,134	93,426
Loans impaired upon purchase	11,882	906	13,381	1,133
Total impaired loans with specific reserve	552,493	93,859	535,515	94,559
Total allowance for loan losses of individually impaired single-family loans		(16,357)		(18,560)
Net investment, at March 31,		$77,502		$75,999

(1)	The recorded investment amount for 2015 includes charge-offs related to our January 1, 2015 adoption of regulatory guidance that changed when we deem loans to be uncollectible.
We place loans, including TDRs, on non-accrual status when we believe the collectability of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, interest income is recognized only upon receipt of cash payments and any interest income accrued but uncollected is reversed. See “NOTE 5: IMPAIRED LOANS” for further information about our TDRs and non-accrual and other impaired loans.

13	Freddie Mac

The table below provides information about the UPB of TDRs and non-accrual mortgage loans on our consolidated balance sheets.
Table 7 — TDRs and Non-Accrual Mortgage Loans

	March 31, 2015	December 31, 2014	March 31, 2014
	(in millions)
TDRs on accrual status:
Single-family	$82,967	$82,373	$80,110
Multifamily	472	535	615
Subtotal —TDRs on accrual status	83,439	82,908	80,725
Non-accrual loans:
Single-family(1)	30,021	32,745	39,202
Multifamily(2)	354	385	579
Subtotal — non-accrual loans	30,375	33,130	39,781
Total TDRs and non-accrual mortgage loans(3)	$113,814	$116,038	$120,506

Loan loss reserves associated with:
TDRs on accrual status	$13,349	$13,749	$14,456
Non-accrual loans	4,555	6,966	8,279
Total loan loss reserves associated with TDRs and non-accrual loans	$17,904	$20,715	$22,735

Ratio of total loan loss reserves (excluding reserves for TDR concessions) to net charge-offs for single-family loans(4)(5)	0.7	2.7	2.5
Ratio of total loan loss reserves to net charge-offs for single-family loans(4)	1.7	5.6	4.8

	Three Months Ended March 31,
	2015		2014
	(in millions)
Foregone interest income on TDR and non-accrual mortgage loans(6):
Single-family	$871		$1,001
Multifamily	4		6
Total foregone interest income on TDR and non-accrual mortgage loans	$875		$1,007

(1)	Includes $15.5 billion, $18.0 billion, and $18.6 billion in UPB of seriously delinquent loans classified as TDRs at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

(2)	Includes $0.3 billion, $0.4 billion, and $0.5 billion in UPB of loans that were current as of March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

(3)
As of January 1, 2015, we adopted regulatory guidance that changed when we deem loans to be uncollectible. As of March 31, 2015, there was $7.1 billion in UPB of our TDR and non-accrual loans of which we had charged-off $2.0 billion during the first quarter of 2015 that reduced the UPB of these loans.

(4)
Excludes: (a) amounts associated with loans acquired with deteriorated credit quality (at the time of acquisition); and (b) recoveries related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments.

(5)
The ratio for March 31, 2015 includes charge-offs of $1.9 billion associated with our initial adoption of regulatory guidance on January 1, 2015. Excluding this amount, the ratio of total loan loss reserves (excluding reserves for TDR concessions) to net charge-offs for single-family loans at March 31, 2015 was 2.2.

(6)	Represents the amount of interest income that we would have recognized for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.
Credit Loss Performance
Historically, our credit losses have been generally measured at the conclusion of the loan and related collateral resolution process. On January 1, 2015, we adopted regulatory guidance that changed when we deem a loan to be uncollectible and recognized $1.9 billion of charge-offs on that date related to this change. See "NOTE 1: SUMMARY OF SIGNFICANT ACCOUNTING POLICIES" for further information about this change.
Our single-family charge-offs, gross, for the three months ended March 31, 2015 and the three months ended March 31, 2014 were associated with approximately $9.8 billion and $3.2 billion in UPB of loans, respectively. Our single-family charge-offs, gross, were higher in the first quarter of 2015 compared to the first quarter of 2014 due to the change in when we deem a loan to be uncollectible. Single-family charge-offs, net, in the first quarter of 2014 include recoveries of $0.3 billion related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. While we do not expect that our charge-offs in any of the remaining quarters of 2015 to be as high as the first quarter of the year, we expect our charge-offs and credit losses may continue to remain elevated in the near term. The level

14	Freddie Mac

of charge-offs should decline as we continue our loss mitigation and foreclosure activities, as well as our efforts to sell seriously delinquent loans from our single-family credit guarantee portfolio.
The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and loans underlying our non-consolidated mortgage-related financial guarantees.
Table 8 — Credit Loss Performance

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
REO
REO balances, net:
Single-family	$2,294	$4,313
Multifamily	—	26
Total	$2,294	$4,339
REO operations expense (income):
Single-family	$75	$59
Multifamily	—	—
Total	$75	$59
Charge-offs
Single-family:
Charge-offs, gross(1)	$2,978	$1,475
Recoveries(2)	(174)	(567)
Single-family, net	$2,804	$908
Multifamily:
Charge-offs, gross(1)	$—	$—
Recoveries(2)	—	—
Multifamily, net	$—	$—
Total Charge-offs:
Charge-offs, gross(1)	$2,978	$1,475
Recoveries(2)	(174)	(567)
Total Charge-offs, net	$2,804	$908
Credit Losses:
Single-family	$2,879	$967
Multifamily	—	—
Total	$2,879	$967
Total (in bps)(3)	62.8	21.4

(1)
Charge-offs include $27 million and $18 million for the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively, related to losses on loans purchased that were recorded within other expenses on our consolidated statements of comprehensive income, which relate to certain loans purchased under financial guarantees. The first quarter of 2015 includes the effect of our adoption of regulatory guidance, which increased our charge-offs in the period above what they otherwise would have been absent this change.

(2)
Includes $0.4 billion in the first quarter of 2014 related to repurchase requests made to our seller/servicers (including $0.3 billion related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments). Excludes certain recoveries, such as pool insurance and risk transfer transactions, which are included in non-interest income on our consolidated statements of comprehensive income.

(3)
Includes charge-offs of $1.9 billion associated with our initial adoption of regulatory guidance on January 1, 2015. Excluding this amount, the total credit losses (in bps) for the first quarter of 2015 was 20.5.

Our 2005-2008 Legacy single-family book comprised approximately 12% of our single-family credit guarantee portfolio, based on UPB, at March 31, 2015; however, these loans accounted for approximately 84% of our credit losses during the first quarter of 2015. Our single-family credit losses during the first quarter of 2015 were highest in Florida and New Jersey. Collectively, these two states comprised approximately 38% of our total credit losses in the first quarter of 2015.
At March 31, 2015, loans in states with a judicial foreclosure process comprised 39% of our single-family credit guarantee portfolio, based on UPB, while loans in these states contributed to approximately 75% of our credit losses in the first quarter of 2015. Foreclosures generally take longer to complete in states where a judicial foreclosure is required, compared to other states. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will remain high in the near term as the substantial backlog of loans awaiting court proceedings in those states transitions to REO or other loss events. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.
The table below provides information on the severity of losses we experienced on loans in our single-family credit guarantee portfolio. In recent periods, third-party sales at foreclosure auction have comprised an increasing portion of

15	Freddie Mac

foreclosure transfers. Third-party sales at foreclosure auction avoid the REO property expenses that we would have otherwise incurred if we held the property in our REO inventory until disposition.
Table 9 — Severity Ratios for Single-Family Loans

	Three Months Ended March 31,
	2015	2014
REO disposition severity ratio(1)	36.4%	35.6%
Third-party sale at foreclosure auction severity ratio(2)	32.1	30.6
Short sale severity ratio	31.0	31.6

(1)
Ratios calculated as: (a) the difference between the UPB of the loans and the estimated net proceeds, net of selling and repair expenses and excluding recoveries related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments; divided by (b) the UPB of the loans.

(2)	Ratios calculated as: (a) the difference between the UPB of the loans and the proceeds from sales at foreclosure auction; divided by (b) the UPB of the loans.
Non-Interest Income (Loss)
Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts
During the three months ended March 31, 2015 and the three months ended March 31, 2014, we extinguished debt securities of consolidated trusts with a UPB of $10.8 billion and $7.9 billion, respectively (representing our purchase of single-family PCs). Gains (losses) on extinguishment of these debt securities of consolidated trusts were $(80) million and $12 million during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively.
Gains (Losses) on Retirement of Other Debt
Gains (losses) on retirement of other debt were $1 million and $7 million during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively.
Derivative Gains (Losses)
The table below presents derivative gains (losses) reported in our consolidated statements of comprehensive income. See “NOTE 9: DERIVATIVES — Table 9.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives.
We did not have any derivatives in hedge accounting relationships at March 31, 2015 or December 31, 2014. However, AOCI includes amounts related to closed cash flow hedges.
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
Table 10 — Derivative Gains (Losses)

	Three Months Ended March 31,
	2015	2014
	(in millions)
Interest-rate swaps	$(2,661)	$(1,770)
Option-based derivatives	1,016	69
Other derivatives(1)	(187)	28
Accrual of periodic settlements	(571)	(678)
Total	$(2,403)	$(2,351)

(1)	Primarily includes futures, commitments, credit derivatives and swap guarantee derivatives.
Gains (losses) on our derivative portfolio include both derivative fair value changes and the accrual of periodic settlements. Gains (losses) on our derivative portfolio can change based on changes in: (a) interest rates, yield curves and implied volatility; and (b) the mix and balance of products in our derivative portfolio. The mix and balance of products in our derivative portfolio change from period to period as we respond to changing interest rate environments and changes in our asset and liability balances and characteristics.
While our sensitivity to interest rates on an economic basis remains low, our exposure to earnings volatility resulting from our use of derivatives has increased in recent periods as we have changed the mix of our derivatives to align with the changing duration of our hedged assets and liabilities.

16	Freddie Mac

During the three months ended March 31, 2015, we recognized a net loss on derivatives of $2.4 billion primarily driven by a decline in longer-term interest rates. We recognized: (a) fair value losses on our interest-rate swaps of $2.7 billion; and (b) a net loss of $0.6 billion related to the accrual of periodic settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the coupons of the instruments. These losses were partially offset by fair value gains on our option-based derivatives of $1.0 billion, primarily on our purchased call swaptions. Although longer-term interest rates declined less during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, the total net loss on derivatives was relatively unchanged in both periods due to changes in the mix and balance of products in our derivative portfolio.
During the three months ended March 31, 2014, we recognized a net loss on derivatives of $2.4 billion. We recognized: (a) fair value losses on our interest-rate swaps of $1.8 billion primarily driven by a decline in longer-term interest rates; and (b) a net loss of $0.7 billion related to the accrual of periodic settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the coupons of the instruments.
Investment Securities-Related Activities
Impairments of Available-For-Sale Securities
We recorded net impairments of available-for-sale securities recognized in earnings of $93 million and $364 million during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively, related to non-agency mortgage-related securities. The impairments during both periods were primarily driven by an increase in the population of available-for-sale securities in an unrealized loss position that we intend to sell. This generally reflects our efforts to reduce the balance of less liquid assets in the mortgage-related investments portfolio. During the three months ended March 31, 2014, the impairments included amounts where our intent to sell changed as a result of the settlement of a non-agency mortgage-related securities lawsuit where a counterparty agreed to purchase the securities as part of the settlement. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information.
Other Gains (Losses) on Investment Securities Recognized in Earnings
Other gains (losses) on investment securities recognized in earnings consists of gains (losses) on trading securities and gains (losses) on sales of available-for-sale securities. With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of March 31, 2015.
We recognized $55 million and $(7) million related to gains (losses) on trading securities during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively. The gains on trading securities during the three months ended March 31, 2015 were primarily due to the decline in interest rates.
We recognized $362 million and $773 million of gains on sales of available-for-sale securities during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively. The gains during the three months ended March 31, 2015 were primarily due to sales of non-agency mortgage-related securities consistent with our efforts to reduce the amount of less liquid assets. The gains during the three months ended March 31, 2014 primarily resulted from sales related to our structuring activities. The structuring activities include resecuritizing existing agency securities into REMICs and selling some or all of the REMIC tranches.
Other Income (Loss)
The table below summarizes the significant components of other income (loss).
Table 11 — Other Income (Loss)

	Three Months Ended March 31,
	2015	2014
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements	$—	$4,533
Gains (losses) on mortgage loans	(200)	254
Recoveries on loans acquired with deteriorated credit quality(1)	31	50
Guarantee-related income, net(2)	107	33
All other	73	171
Total other income (loss)	$11	$5,041

(1)	Primarily relates to loans acquired with deteriorated credit quality prior to 2010. Consequently, our recoveries on these loans will generally decline over time.

(2)	Primarily relates to securitized mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.

17	Freddie Mac

Non-Agency Mortgage-Related Securities Settlements
Non-agency mortgage-related securities settlements were $4.5 billion in the first quarter of 2014, as we received proceeds from five settlements of lawsuits regarding our investment in certain non-agency mortgage-related securities during the quarter. We did not have any such settlements in the first quarter of 2015.
Gains (Losses) on Mortgage Loans
We recognized gains (losses) on mortgage loans of $(200) million and $254 million in the first quarter of 2015 and the first quarter of 2014, respectively. During the first quarter of 2015, we recognized $0.5 billion in losses related to $3.6 billion in UPB of single-family loans that were reclassified from held-for-investment to held-for-sale during the first quarter of 2015, primarily related to adjusting the loans to the lower-of-cost-or-fair-value. We had no such reclassifications of single-family mortgage loans in the first quarter of 2014. Partially offsetting these losses were higher gains on multifamily mortgage loans, which increased to $0.4 billion in the first quarter of 2015, compared to $0.3 billion in the first quarter of 2014. Although long-term interest rates declined in both periods, larger balances of multifamily held-for-sale loans on our balance sheet during the first quarter of 2015 resulted in higher related gains during that period.
During the first quarter of 2015 and the first quarter of 2014, we sold $5.1 billion and $3.9 billion, respectively, in UPB of multifamily loans primarily through K Certificate transactions. We also sold seriously delinquent single-family loans (with an aggregate UPB of $0.3 billion) in the first quarter of 2015 and we held $3.0 billion in UPB of such loans for sale on our consolidated balance sheet at March 31, 2015. We executed a transaction to sell certain of these loans for settlement in the second quarter of 2015.
All Other
All other income (loss) includes income recognized from transactional fees, fees assessed to our servicers for technology use and late fees or other penalties, changes in fair value of STACR debt notes (as we have elected to carry them at fair value), and other miscellaneous income. All other income was $73 million and $171 million in the first quarter of 2015 and the first quarter of 2014, respectively. The change reflects: (a) increased fair value losses on STACR debt notes, that we have elected to carry at fair value, due to an increase in market prices for these notes; and (b) a decline in the compensatory fees we charged servicers that failed to meet our loan foreclosure timelines.
Non-Interest Expense
The table below summarizes the components of non-interest expense.
Table 12 — Non-Interest Expense

	Three Months Ended March 31,
	2015	2014
	(in millions)
Administrative expense:
Salaries and employee benefits	$232	$233
Professional services	113	138
Occupancy expense	12	13
Other administrative expense	94	84
Total administrative expense	451	468
REO operations expense (income)	75	59
Temporary Payroll Tax Cut Continuation Act of 2011 expense	222	178
Other expense	463	66
Total non-interest expense	$1,211	$771

Administrative Expense
Administrative expense decreased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to decreases in professional services expense related to: (a) FHFA-led lawsuits regarding our investments in certain non-agency mortgage-related securities; and (b) quality control reviews of single-family loans we acquired prior to being placed in conservatorship.
REO Operations Expense (Income)
The table below presents the components of our REO operations expense (income).

18	Freddie Mac

Table 13 — REO Operations Expense (Income)

	Three Months Ended March 31,
	2015	2014
	(in millions)
REO operations expense (income):
Single-family:
REO property expenses	$164	$249
Disposition gains, net	(21)	(129)
Change in valuation allowance	(36)	7
Recoveries	(32)	(68)
Total single-family REO operations expense (income)	75	59
Multifamily REO operations expense (income)	—	—
Total REO operations expense (income)	$75	$59

REO operations expense (income) was $75 million in the first quarter of 2015 compared to $59 million in the first quarter of 2014. The increase in REO operations expense in the first quarter of 2015 was primarily due to lower gains on the disposition of REO properties associated with a lower volume of REO sales, partially offset by lower REO property expenses as a result of lower REO inventory levels. For more information on our REO activity, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — REO, Net.”
Temporary Payroll Tax Cut Continuation Act of 2011 Expense
Pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, we increased the guarantee fee on single-family mortgages sold to us by 10 basis points in April 2012. We pay these fees to Treasury on a quarterly basis. We refer to this fee increase as the legislated 10 basis point increase in guarantee fees.
Expenses related to the legislated 10 basis point increase in guarantee fees were $222 million and $178 million during the first quarter of 2015 and the first quarter of 2014, respectively. As of March 31, 2015, loans with an aggregate UPB of $907.3 billion (or 54% of the single-family credit guarantee portfolio) were subject to these fees, and the cumulative total of the amounts paid and due to Treasury for these fees was $1.6 billion. We expect the amount of these fees to continue to increase in the future as we add new business and increase the UPB of loans subject to these fees.
Other Expenses
Other expenses include HAMP servicer incentive fees, costs related to terminations and transfers of mortgage servicing, and other miscellaneous expenses. Other expenses increased to $0.5 billion in the first quarter of 2015, compared to $0.1 billion in the first quarter of 2014, primarily due to property taxes and insurance associated with loans reclassified as held-for-sale during the first quarter of 2015. These property tax and insurance amounts are included in loan loss reserves while the loans are classified as held-for-investment.
FHFA directed us to allocate funds to the Housing Trust Fund and Capital Magnet Fund beginning January 1, 2015. For the first quarter of 2015, we completed $89.2 billion of new business purchases subject to the calculation of these allocations and accrued $37 million of expense.
Income Tax Expense
For the three months ended March 31, 2015 and the three months ended March 31, 2014, we reported an income tax expense of $264 million and $1.7 billion, respectively. For 2015, we expect that our effective tax rate will be marginally below the corporate statutory rate.
Comprehensive Income
Our comprehensive income was $746 million and $4.5 billion for the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively, consisting of: (a) $524 million and $4.0 billion of net income, respectively; and (b) $222 million and $479 million of other comprehensive income, respectively. Other comprehensive income for the three months ended March 31, 2015 was primarily due to fair value gains resulting from the impact of declining interest rates on our available-for-sale securities. Other comprehensive income for the three months ended March 31, 2014 primarily related to fair value gains on our available-for-sale securities resulting from the impact of spread tightening on our non-agency mortgage-related securities and the movement of these securities with unrealized losses towards maturity, coupled with the impact of a decline in longer-term interest rates.
Other comprehensive income in all periods also reflects the reversals of: (a) unrealized losses due to the recognition of other-than-temporary impairments in net income; and (b) unrealized gains and losses related to available-for-sale securities sold during the respective period. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Total Equity” for additional information regarding total other comprehensive income.

19	Freddie Mac

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
As a result of these reclassifications and allocations, Segment Earnings for our reportable segments should not be used as a substitute for net income (loss) as determined in accordance with GAAP. Our definition of Segment Earnings may differ from similar measures used by other companies. However, we believe that Segment Earnings provides us with meaningful metrics to assess the financial performance of each segment and our company as a whole.
The table below provides UPB information about our various segment mortgage and credit risk portfolios at March 31, 2015 and December 31, 2014.

20	Freddie Mac

Table 14 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios

	March 31, 2015	December 31, 2014
	(in millions)
Segment mortgage portfolios:
Single-family Guarantee — Managed loan portfolio:(1)
Single-family unsecuritized seriously delinquent mortgage loans	$26,750	$28,738
Single-family Freddie Mac mortgage-related securities held by us	161,048	158,215
Single-family Freddie Mac mortgage-related securities held by third parties	1,405,859	1,397,050
Single-family other guarantee commitments	12,025	16,806
Total Single-family Guarantee — Managed loan portfolio	1,605,682	1,600,809
Investments — Mortgage investments portfolio:
Single-family unsecuritized performing mortgage loans	83,787	82,778
Single-family Freddie Mac mortgage-related securities	161,048	158,215
Non-agency mortgage-related securities	39,145	44,230
Non-Freddie Mac agency mortgage-related securities	15,865	16,341
Total Investments — Mortgage investments portfolio	299,845	301,564
Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage-related securities held by us	3,453	3,326
Multifamily Freddie Mac mortgage-related securities held by third parties	81,989	78,495
Multifamily other guarantee commitments	9,237	9,341
Total Multifamily — Guarantee portfolio	94,679	91,162
Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	23,389	25,156
Multifamily unsecuritized loan portfolio	55,608	52,956
Total Multifamily — Mortgage investments portfolio	78,997	78,112
Total Multifamily portfolio	173,676	169,274
Less: single-family and multifamily Freddie Mac securities held by us	(164,501)	(161,541)
Total mortgage portfolio	$1,914,702	$1,910,106
Credit risk portfolios:
Single-family credit guarantee portfolio:(1)
Single-family mortgage loans, on-balance sheet	$1,650,666	$1,645,872
Non-consolidated Freddie Mac mortgage-related securities	6,087	6,233
Other guarantee commitments	12,025	16,806
Less: HFA initiative-related guarantees	(3,272)	(3,357)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates	(411)	(433)
Total single-family credit guarantee portfolio	$1,665,095	$1,665,121
Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet	$56,122	$53,480
Non-consolidated Freddie Mac mortgage-related securities	84,927	81,296
Other guarantee commitments	9,237	9,341
Less: HFA initiative-related guarantees	(753)	(772)
Total multifamily mortgage portfolio	$149,533	$143,345

(1)
The balances of the mortgage-related securities in the Single-family Guarantee managed loan portfolio are based on the UPB of the security, whereas the balances of our single-family credit guarantee portfolio presented in this report are based on the UPB of the mortgage loans underlying the related security.

21	Freddie Mac

Segment Earnings — Results
Single-Family Guarantee
The table below presents the Segment Earnings of our Single-family Guarantee segment.
Table 15 — Segment Earnings and Key Metrics — Single-Family Guarantee

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Segment Earnings:
Net interest income (expense)(1)	$(137)	$33
Benefit (provision) for credit losses	312	(322)
Non-interest income:
Management and guarantee income	1,545	1,171
Other non-interest income (loss)	(515)	200
Total non-interest income	1,030	1,371
Non-interest expense:
Administrative expense	(300)	(278)
REO operations expense	(75)	(59)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(222)	(178)
Other non-interest expense	(452)	(39)
Total non-interest expense	(1,049)	(554)
Segment adjustments	(66)	(82)
Segment Earnings before income tax expense	90	446
Income tax expense	(30)	(133)
Segment Earnings, net of taxes	60	313
Total other comprehensive income (loss), net of taxes	(1)	—
Total comprehensive income	$59	$313
Key metrics:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,665	$1,654
Issuance — Single-family credit guarantees(2)	$80	$53
Fixed-rate products — Percentage of purchases	96%	95%
Liquidation rate — Single-family credit guarantees (annualized)(3)	19%	14%
Average Management and Guarantee Rate (in bps, annualized)
Segment Earnings management and guarantee income(4)	37.1	28.3
Guarantee fee charged on new acquisitions(5)	56.7	56.2
Credit:
Serious delinquency rate, at end of period	1.73%	2.20%
REO inventory, at end of period (number of properties)	22,738	43,565
Single-family credit losses, in bps (annualized)(6)	68.3	23.1
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(7)	$9,862	$9,851

(1)	Includes interest expense associated with our STACR debt notes that we began issuing in July 2013.

(2)	Includes conversions of previously issued other guarantee commitments into Freddie Mac mortgage-related securities.

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

(6)
Includes charge-offs of $1.9 billion associated with our initial adoption of regulatory guidance on January 1, 2015. Excluding this amount the single-family credit losses, in bps (annualized) for the first quarter of 2015 was 22.3.

(7)	Source: Federal Reserve Financial Accounts of the United States of America dated March 12, 2015. The outstanding amounts reflect the balances as of December 31, 2014.
Segment Earnings for the Single-family Guarantee segment is generally driven by management and guarantee fee income and the provision for credit losses. Segment Earnings for our Single-family Guarantee segment was $0.1 billion in the first quarter of 2015, compared to $0.3 billion in the first quarter of 2014. The decline in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to: (a) fair value losses on STACR debt notes included in other non-interest income

22	Freddie Mac

(loss); and (b) the net effect of our reclassification of seriously delinquent loans from held-for-investment to held-for-sale; partially offset by (c) increased management and guarantee income.
During the first quarter of 2015, we reclassified $3.6 billion in UPB of seriously delinquent single-family loans from held-for-investment to held-for-sale, resulting in a pre-tax net loss of approximately $200 million.
We continue to maintain a consistent market presence by providing lenders with a constant source of liquidity for conforming mortgage products. Issuances of our guarantees were $80 billion and $53 billion in the first quarter of 2015 and the first quarter of 2014, respectively.
Origination volumes in the U.S. residential mortgage market increased from the first quarter of 2014 to the first quarter of 2015, driven by an increase in the volume of refinance mortgages. We attribute this increase to lower average mortgage interest rates in the first quarter of 2015 compared to prior periods. During the first quarter of 2015, refinancings comprised approximately 64% of our single-family purchase and issuance volume, compared to 53% in the first quarter of 2014.
The UPB of the single-family credit guarantee portfolio was $1.7 trillion at both March 31, 2015 and December 31, 2014. We expect the UPB of our single-family credit guarantee portfolio will be relatively unchanged at the end of 2015 compared to the end of 2014. Our purchase activity in the first quarter of 2015 increased to $80.2 billion in UPB, compared to $49.2 billion in UPB during the first quarter of 2014. The annualized liquidation rate on our single-family credit guarantees also increased to approximately 19% in the first quarter of 2015, compared to 14% in the first quarter of 2014. There were approximately 10.6 million loans in our single-family credit guarantee portfolio at both March 31, 2015 and December 31, 2014, including 2.1 million of relief refinance mortgages at both dates. The average UPB of loans in our single-family credit guarantee portfolio was approximately $157,000 and $156,000 at March 31, 2015 and December 31, 2014, respectively.
The average management and guarantee fee we charged for new acquisitions in the first quarter of 2015 was 56.7 basis points, compared to 56.2 basis points in the first quarter of 2014. We seek to issue guarantees, subject to FHFA direction, with fee terms that we believe are commensurate with the risks assumed and that will, over the long-term: (a) provide management and guarantee fee income that, in aggregate, exceeds our anticipated credit-related and administrative expenses on the single-family credit guarantee portfolio; and (b) provide a return on the capital that would be needed to support the related credit risk. Our guarantee fees generally consist of a combination of upfront delivery fees and a base monthly fee. The average guarantee fee charged on new acquisitions in basis points remained relatively flat in the first quarter of 2015 compared to the first quarter of 2014.
The average Segment Earnings management and guarantee income was 37.1 basis points in the first quarter of 2015 and 28.3 basis points in the first quarter of 2014. The difference between the average guarantee fee charged on new acquisitions and the average Segment Earnings management and guarantee income, in basis points, reflects different methodologies for recognizing upfront delivery fee income. The average guarantee fee rate charged on new acquisitions recognizes upfront delivery fee income over the estimated life of the related loans using our expectations of prepayments and other liquidations, whereas the Segment Earnings rate recognizes these amounts over the contractual life of the related loans (usually 30 years). In addition, the average Segment Earnings management and guarantee income reflects an average of our total mortgage portfolio and is not limited to 2015 or 2014 purchases. Loans acquired prior to 2012 have lower contractual management and guarantee fee rates than loans we acquired since that time.
Segment Earnings management and guarantee income was $1.5 billion in the first quarter of 2015, compared to $1.2 billion in the first quarter of 2014. The increase in the first quarter of 2015 was primarily due to: (a) higher amortization of upfront fees associated with a higher portfolio liquidation rate; and (b) increased income from monthly base fees.
Our Segment Earnings management and guarantee fee income is influenced by our PC price performance because we adjust our fees based on the price performance of our PCs relative to comparable Fannie Mae securities. A decline in this price performance could adversely affect our segment financial results. See “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for K Certificates" in our 2014 Annual Report for additional information.
In June 2014, FHFA released a request for input on the guarantee fees that we and Fannie Mae charge lenders. In April 2015, FHFA announced that it is directing us and Fannie Mae to eliminate the 25 basis point adverse market charge put in place in March 2008 and to replace the revenue that resulted from the adverse market charge with targeted increases in guarantee fees to address various risk-based and access-to-credit considerations. FHFA stated that the changes to guarantee fees are expected to be roughly revenue neutral for us and Fannie Mae.
Our New single-family book continues to represent an increasing share of our overall single-family credit guarantee portfolio and comprised 61% of this portfolio as of March 31, 2015. The serious delinquency rate for the New single-family book was 0.22% as of March 31, 2015 and its credit losses were $59 million in the first quarter of 2015. As of March 31, 2015, loans originated after 2008 have, on a cumulative basis, provided management and guarantee income that has exceeded the credit-related and administrative expenses associated with these loans and we expect this to continue over the long term, in aggregate.

23	Freddie Mac

We expect to meet our 2015 Conservatorship Scorecard goal of completing credit risk transfer transactions of at least $120 billion in UPB using at least two transaction types. In the first quarter of 2015, we executed five transactions that transfer a portion of the mezzanine credit loss position on certain groups of loans in our New single-family book from us to third-party investors. The transactions consisted of: (a) two STACR debt note transactions; and (b) three ACIS transactions. These transactions transferred a portion of the credit losses that could occur under adverse home price scenarios associated with $44.2 billion in UPB of loans in our New single-family book. These transactions include our first STACR debt note transaction that transfers a portion of the first loss position in addition to a portion of the mezzanine loss position associated with the related reference pool, which we completed in February 2015. In April 2015, we completed a STACR offering in which losses will be allocated based on the actual losses on the related reference pool rather than utilizing a fixed severity approach.
Segment Earnings other non-interest income (loss) was $(515) million in the first quarter of 2015, compared to $200 million in the first quarter of 2014. The shift to a loss in the first quarter of 2015, compared to income in the first quarter of 2014, was primarily due to: (a) losses on single-family loans that were reclassified from held-for-investment to held-for-sale during the first quarter of 2015 as discussed above; and (b) fair value losses on STACR debt notes that we have elected to carry at fair value, due to an increase in market prices for these notes.
Segment Earnings benefit (provision) for credit losses for the Single-family Guarantee segment was $312 million and $(322) million in the first quarter of 2015 and the first quarter of 2014, respectively. The benefit for credit losses in the first quarter of 2015 reflects a reduction of loan loss reserves associated with the reclassification of loans from held-for-investment to held-for-sale during the period, partially offset by a slightly higher expected default costs on impaired loans. The provision for credit losses in the first quarter of 2014 reflects incurred losses associated with newly delinquent loans that were partially offset by moderate home price growth. Our provision for credit losses in the first quarter of 2014 also reflects $0.3 billion of benefit related to settlement agreements with certain sellers for the release of repurchase obligations in exchange for one-time cash payments, primarily associated with our Legacy single-family books. Segment Earnings benefit (provision) for credit losses in both the first quarter of 2015 and the first quarter of 2014 also reflects benefits associated with the positive payment performance of our TDR loans.
Segment Earnings other non-interest expense was $452 million in the first quarter of 2015 compared to $39 million in the first quarter of 2014. This increase was primarily due to property taxes and insurance associated with loans reclassified to held-for-sale during the first quarter of 2015.
The serious delinquency rate on our single-family credit guarantee portfolio was 1.73% and 1.88% at March 31, 2015 and December 31, 2014, respectively. In the first quarter of 2015, our serious delinquency rate continued the decline that began in 2010, primarily due to lower volumes of single-family loans becoming seriously delinquent and continued loss mitigation and foreclosure activities for loans in the Legacy single-family books. Also, as a result of our loss mitigation activities and foreclosures, the total number of our loans delinquent for more than one year declined approximately 8% in the first quarter of 2015. In addition, in the first quarter of 2015, we completed sales of certain seriously delinquent unsecuritized single-family loans with an aggregate UPB of $0.3 billion. For more information on these sales, see "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES."
Our single-family REO inventory (measured in number of properties) declined 12% from December 31, 2014 to March 31, 2015. Our REO acquisition activity has declined in recent periods as a result of: (a) our loss mitigation efforts; (b) a larger proportion of property sales to third parties at foreclosure; and (c) a declining number of new seriously delinquent loans.
Investments
The table below presents the Segment Earnings of our Investments segment.

24	Freddie Mac

Table 16 — Segment Earnings and Key Metrics — Investments

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Segment Earnings:
Net interest income	$626	$836
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	118	(215)
Derivative gains (losses)	(1,428)	(1,488)
Gains (losses) on trading securities	45	(55)
Non-agency mortgage-related securities settlements	—	4,533
Other non-interest income	809	1,104
Total non-interest income (loss)	(456)	3,879
Non-interest expense:
Administrative expense	(81)	(124)
Other non-interest expense (income)	—	(4)
Total non-interest expense	(81)	(128)
Segment adjustments	181	151
Segment Earnings before income tax (expense) benefit	270	4,738
Income tax expense	(90)	(1,436)
Segment Earnings, net of taxes	180	3,302
Total other comprehensive income, net of taxes	236	479
Comprehensive income	$416	$3,781
Key metrics:
Portfolio balances:
Ending investments asset balances:
Mortgage-related investments(1) (based on UPB)	$299,845	$301,564
Non-mortgage-related investments(2) (based on carrying value)	72,173	54,631
Total investments	$372,018	$356,195
Average balances of interest-earning assets (based on amortized cost):
Mortgage-related investments(1)	$310,498	$331,998
Non-mortgage-related investments(2)	65,787	72,030
Total average balances of interest-earning assets	$376,285	$404,028
Return:
Net interest yield — Segment Earnings basis (annualized)	0.67%	0.83%

(1)
Includes our investments in single-family PCs and certain Other Guarantee Transactions, which are consolidated under GAAP on our consolidated balance sheets, and single-family unsecuritized performing loans.

(2)	Includes interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.
The primary drivers of comprehensive income generally consist of: (a) net interest income generated on our investments; (b) derivative- and investments-related fair value gains and losses; (c) income from settlements of non-agency mortgage-related securities litigation; (d) other non-interest income, which includes gains (losses) on sales of available-for-sale securities; and (e) income taxes.
Comprehensive income for our Investments segment decreased by $3.4 billion to $416 million for the three months ended March 31, 2015, compared to $3.8 billion for the three months ended March 31, 2014, primarily due to a decline in Segment Earnings. Segment Earnings for our Investments segment decreased by $3.1 billion to $180 million for the three months ended March 31, 2015, compared to $3.3 billion for the three months ended March 31, 2014. The decrease was primarily due to income from settlements of non-agency mortgage-related securities litigation recognized during the three months ended March 31, 2014, while no such income was recognized during the three months ended March 31, 2015.
During the three months ended March 31, 2015, the UPB of the Investments segment mortgage investments portfolio decreased by $1.7 billion (or 1%). We held $176.9 billion and $174.6 billion of agency securities and $39.1 billion and $44.2 billion of non-agency mortgage-related securities at March 31, 2015 and December 31, 2014, respectively. The decline in UPB of our mortgage investments portfolio was due to a decline in non-agency mortgage-related securities mainly due to sales consistent with our efforts to reduce the amount of less liquid assets, partially offset by an increase in our holdings of agency securities.
Segment Earnings net interest income was $626 million during the three months ended March 31, 2015, compared to $836 million during the three months ended March 31, 2014. Segment Earnings net interest yield was 67 basis points during

25	Freddie Mac

the three months ended March 31, 2015 compared to 83 basis points during the three months ended March 31, 2014. The decline in net interest income and yield resulted from continued reduction in the balance of higher-yielding mortgage-related assets.
Segment Earnings non-interest income for the three months ended March 31, 2015 did not include any income from settlements of non-agency mortgage-related securities litigation; we recognized $4.5 billion of such income during the three months ended March 31, 2014.
We incurred derivative gains (losses) for this segment of $(1.4) billion during the three months ended March 31, 2015, compared to $(1.5) billion during the three months ended March 31, 2014. The losses in both periods were primarily due to declines in longer-term interest rates.
During the three months ended March 31, 2015, other non-interest income was primarily comprised of $361 million of gains on sales of available-for-sale securities and $622 million of amortization income on debt securities of consolidated trusts compared to $743 million of gains on sales of available-for-sale securities and $344 million of amortization income on debt securities of consolidated trusts for the three months ended March 31, 2014.
Our Investments segment’s other comprehensive income was $236 million during the three months ended March 31, 2015, compared to $479 million during the three months ended March 31, 2014. The decrease in other comprehensive income was primarily due to lower fair value gains on our non-agency mortgage-related securities during the three months ended March 31, 2015 due to less spread tightening. Other comprehensive income in all periods also reflects the reversals of: (a) unrealized losses due to the recognition of other-than-temporary impairments in net income; and (b) unrealized gains and losses related to available-for-sale securities sold during the respective period.

26	Freddie Mac

Multifamily
The table below presents the Segment Earnings of our Multifamily segment.
Table 17 — Segment Earnings and Key Metrics — Multifamily

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Segment Earnings:
Net interest income	$242	$215
Benefit for credit losses	3	19
Non-interest income:
Management and guarantee income	73	58
Gains on mortgage loans	353	254
Derivative gains (losses)	(199)	85
Other non-interest income	37	39
Total non-interest income	264	436
Non-interest expense:
Administrative expense	(70)	(66)
REO operations expense	—	—
Other non-interest expense	(11)	(5)
Total non-interest expense	(81)	(71)
Segment Earnings before income tax expense	428	599
Income tax expense	(144)	(181)
Segment Earnings, net of taxes	284	418
Total other comprehensive income (loss), net of taxes	(20)	—
Total comprehensive income	$264	$418
Key metrics:
New Business Activity:
Multifamily new business activity	$10,004	$3,006
Multifamily loan purchase commitments outstanding	8,551	2,483
Multifamily units financed from new business activity	139,665	51,419
Securitization Activity:(1)
Multifamily securitization transactions — guaranteed portion	$4,419	$3,270
Multifamily securitization transactions — unguaranteed portion(2)	$742	$609
Average subordination, at issuance	14.4%	15.7%
K Certificate guarantees:
Average guarantee fee rate, in bps (annualized)(3)	22.5	20.1
Average K Certificate guaranteed UPB	$78,131	$61,751
Credit:
Multifamily mortgage portfolio delinquency rate (at period end):
K Certificates	0.01%	0.05%
All other	0.05%	0.03%
Total	0.03%	0.04%
REO inventory, at period end (number of properties)	—	2

(1)	Consists primarily of K Certificate transactions.

(2)	Represents subordinated securities (i.e., CMBS), which are not issued or guaranteed by us.

(3)	Represents Multifamily Segment Earnings — management and guarantee income associated with K Certificates, divided by the sum of the average UPB of the outstanding K Certificates.
Comprehensive income for the segment consists of Segment Earnings and other comprehensive income or loss. Comprehensive income and Segment Earnings for our Multifamily segment were both $0.3 billion in the first quarter of 2015, compared to $0.4 billion in the first quarter of 2014. The decline was primarily due to lower gains on assets carried at fair value, net of the related derivatives (gains) losses. Derivative gains (losses) for the Multifamily segment are offset by fair value changes of the corresponding assets that the derivatives economically hedge. The fair value changes of these hedged assets are included in gains (losses) on mortgage loans, other non-interest income and total other comprehensive income. As a result, there is no net impact on total comprehensive income for the Multifamily segment from interest rate-related derivatives.
We continue to provide liquidity to the multifamily market and support affordable rental housing by acquiring and securitizing multifamily mortgages. Our total new business activity increased from $3.0 billion in the first quarter of 2014 to

27	Freddie Mac

$10.0 billion in the first quarter of 2015. This increase in volume is attributable to the rapid and significant growth observed in the overall multifamily market since late 2014. Over 90% of the loans we purchased in the first quarter of 2015 were designated for securitization, and we continue to pursue strategies to transfer credit risk for loans that are not designated for securitization. We sold $5.1 billion in UPB of multifamily loans in the first quarter of 2015, primarily through K Certificate transactions, compared to $3.9 billion in the first quarter of 2014. The 2015 Conservatorship Scorecard sets a goal for us to maintain new multifamily business activity (excluding certain targeted loan types) at or below $30.0 billion in UPB.
The UPB of the total multifamily portfolio increased to $173.7 billion as of March 31, 2015 from $169.3 billion as of December 31, 2014, primarily due to an increase in our guarantee portfolio and higher levels of new business activity that outpaced liquidations. The percentage of our total multifamily mortgage portfolio protected by subordination was 56% at both March 31, 2015 and December 31, 2014. The average subordination level at issuance of our multifamily securitizations in the first quarter of 2015 and the first quarter of 2014 was 14.4% and 15.7%, respectively. This subordination is primarily provided by the unguaranteed securities sold to third parties in K Certificate transactions, which absorb first losses.
Segment Earnings net interest income increased to $242 million in the first quarter of 2015, compared to $215 million in the first quarter of 2014 primarily due to lower allocated funding costs on loans awaiting securitization reflecting lower overall interest rates period over period. Segment Earnings management and guarantee income increased to $73 million in the first quarter of 2015, compared to $58 million in the first quarter of 2014. The increase in the first quarter of 2015 was primarily due to the higher average balance of the multifamily guarantee portfolio, which was primarily due to ongoing issuances of K Certificates. Segment Earnings management and guarantee income will likely increase in future periods as we continue to issue K Certificates. Our guarantees of K Certificates generally have lower fees than our other multifamily guarantee activities as a result of our limited credit risk exposure due to the use of subordination.
Segment Earnings total non-interest income decreased to $264 million in the first quarter of 2015, compared to $436 million in the first quarter of 2014. The decrease in the first quarter of 2015 was primarily due to lower gains on mortgage loans net of derivative losses.
As a result of our business model of transferring credit risk, combined with solid market fundamentals and continuing strong portfolio performance, we believe that the credit quality of the multifamily mortgage portfolio remains strong. Multifamily credit losses as a percentage of the combined average balance of our multifamily loan and guarantee portfolios were 0.0 basis points in both the first quarter of 2015 and the first quarter of 2014. Our delinquency rates of 0.03% at March 31, 2015 and 0.04% at March 31, 2014 continue to reflect strong industry fundamentals.
CONSOLIDATED BALANCE SHEETS ANALYSIS
You should read this discussion of our consolidated balance sheets in conjunction with our consolidated financial statements, including the accompanying notes.
Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell
The short-term assets on our consolidated balance sheets include those related to our consolidated VIEs, which consisted primarily of restricted cash and cash equivalents and securities purchased under agreements to resell at March 31, 2015. These assets related to our consolidated VIEs increased by $6.4 billion from December 31, 2014 to March 31, 2015. Our consolidated VIEs include the trusts that issue our single-family PCs. The short-term assets held by these trusts primarily relate to payments of principal and interest received on the loans underlying the PCs that are held pending distribution to the investors in those PCs.
Excluding amounts related to our consolidated VIEs, we held $10.4 billion and $10.9 billion of cash and cash equivalents (including non-interest bearing deposits of $7.8 billion and $6.5 billion at the Federal Reserve Bank of New York), no federal funds sold, and $27.4 billion and $38.4 billion of securities purchased under agreements to resell at March 31, 2015 and December 31, 2014, respectively. The decrease in these liquid assets was due to a decline in forecasted short-term cash needs as compared to December 31, 2014.
Excluding amounts related to our consolidated VIEs, we held on average $12.7 billion of cash and cash equivalents and $28.5 billion of federal funds sold and securities purchased under agreements to resell during the three months ended March 31, 2015. In recent years, our use of federal funds sold transactions has been minimal.
Investments in Securities
The table below provides detail regarding our investments in securities. The table does not include our holdings of single-family PCs and certain Other Guarantee Transactions issued by consolidated trusts.

28	Freddie Mac

Table 18 — Investments in Securities(1)

	March 31, 2015	December 31, 2014
	(in millions)
Investments in securities:
Available-for-sale securities
Mortgage-related securities
Agency securities	$50,192	$50,611
Non-agency securities	50,305	55,939
Total available-for-sale securities	100,497	106,550
Trading securities
Mortgage-related securities
Agency securities	22,905	23,584
Non-agency securities	155	171
Total mortgage-related securities	23,060	23,755
Non-mortgage-related securities	14,600	6,682
Total trading securities	37,660	30,437
Total investments in securities	$138,157	$136,987

(1)
For information on the types of instruments that are included as investments in securities, see "NOTE 7: INVESTMENTS IN SECURITIES — Table 7.1 — Available-For-Sale Securities" and "— Table 7.8 — Trading Securities."

Non-Mortgage-Related Securities
Our investments in non-mortgage-related securities provide an additional source of liquidity. We held investments in non-mortgage-related securities with a fair value of $14.6 billion and $6.7 billion as of March 31, 2015 and December 31, 2014, respectively. While our investments in non-mortgage-related securities increased at March 31, 2015, compared to December 31, 2014, our holdings of other assets that are part of our liquidity and contingency operating portfolio decreased.
Mortgage-Related Securities
Our investments in mortgage-related securities consist of securities issued by Fannie Mae, Ginnie Mae, other financial institutions, and certain of our own mortgage-related securities. The table below provides information regarding our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets, based on UPB. The table does not include our holdings of our own single-family PCs and certain Other Guarantee Transactions.

29	Freddie Mac

Table 19 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	March 31, 2015			December 31, 2014
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(in millions)
Freddie Mac mortgage-related securities:
Single-family	$40,033	$6,691	$46,724	$41,340	$6,552	$47,892
Multifamily	1,389	2,064	3,453	1,897	1,429	3,326
Total Freddie Mac mortgage-related securities	41,422	8,755	50,177	43,237	7,981	51,218
Non-Freddie Mac mortgage-related securities:
Agency securities:
Fannie Mae:
Single-family	6,880	8,809	15,689	6,852	9,303	16,155
Ginnie Mae:
Single-family	112	64	176	119	67	186
Multifamily	12	—	12	12	—	12
Total Non-Freddie Mac agency securities	7,004	8,873	15,877	6,983	9,370	16,353
Non-agency mortgage-related securities:
Single-family:(1)
Subprime	10	23,780	23,790	11	27,675	27,686
Option ARM	—	7,704	7,704	—	8,287	8,287
Alt-A and other	921	4,763	5,684	955	5,035	5,990
CMBS(2)	7,971	11,437	19,408	9,326	11,886	21,212
Obligations of states and political subdivisions	1,789	12	1,801	2,157	12	2,169
Manufactured housing	508	174	682	521	183	704
Total non-agency mortgage-related securities	11,199	47,870	59,069	12,970	53,078	66,048
Total UPB of mortgage-related securities	$59,625	$65,498	125,123	$63,190	$70,429	133,619
Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(6,791)			(8,187)
Net unrealized gains (losses) on mortgage-related securities, pre-tax			5,225			4,873
Total carrying value of mortgage-related securities			$123,557			$130,305

(1)	Approximately 3% of these securities held at both March 31, 2015 and December 31, 2014 were investment grade as of those dates, based on the UPB and the lowest rating available.

(2)	Approximately 91% and 92% of these securities held at March 31, 2015 and December 31, 2014, respectively, were investment grade as of those dates, based on the UPB and the lowest rating available.
The table below provides the UPB and fair value of our investments in agency and non-agency mortgage-related securities on our consolidated balance sheets.
Table 20 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	March 31, 2015		December 31, 2014
	UPB	Fair Value	UPB	Fair Value
	(in millions)
Agency pass-through securities	$10,755	$11,674	$11,289	$12,196
Other agency securities:
Interest-only securities	—	2,107	—	2,093
Principal-only securities	2,375	2,055	2,427	2,086
Inverse floating-rate securities(1)	1,083	1,543	1,156	1,619
REMICs and Other Structured Securities	51,841	55,718	52,699	56,201
Total agency securities	66,054	73,097	67,571	74,195
Non-agency securities	59,069	50,460	66,048	56,110
Total mortgage-related securities	$125,123	$123,557	$133,619	$130,305

(1)
Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e., higher cash flows when reference rates are low and lower cash flows when reference rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $133.6 billion at December 31, 2014 to $125.1 billion at March 31, 2015, while the fair value of these investments decreased from $130.3 billion at December 31, 2014 to $123.6 billion at March 31, 2015. The reduction in non-agency mortgage-related

30	Freddie Mac

securities was due to liquidations and sales, consistent with our efforts to reduce the amount of less liquid assets in our mortgage-related investments portfolio, as described in “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
The table below summarizes the UPB of our mortgage-related securities purchase activity.
Table 21 — Mortgage-Related Securities Purchase Activity

	Three Months Ended March 31,
	2015	2014
	(in millions)
Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae	$648	$241
Total non-Freddie Mac mortgage-related securities purchased	$648	$241
Freddie Mac mortgage-related securities purchased:
Single-family	$11,433	$7,893
Total Freddie Mac mortgage-related securities purchased	$11,433	$7,893

Our purchases of Freddie Mac mortgage-related securities during the three months ended March 31, 2015 and the three months ended March 31, 2014, primarily consisted of purchases of single-family PCs from third parties. Our purchases of single-family PCs and certain Other Guarantee Transactions issued by consolidated trusts are recorded on our consolidated balance sheets as an extinguishment of debt securities of consolidated trusts held by third parties.
Higher-Risk Components of Our Investments in Mortgage-Related Securities
We have exposure to subprime, option ARM, interest only, and Alt-A and other loans as part of our investments in mortgage-related securities as follows:

•	Single-family non-agency mortgage-related securities: We hold non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans.

•
Single-family Freddie Mac mortgage-related securities: We hold certain Other Guarantee Transactions as part of our investments in securities. There are subprime and option ARM loans underlying some of these Other Guarantee Transactions. For more information on single-family loans with certain higher-risk characteristics underlying our issued securities, see “RISK MANAGEMENT — Credit Risk — Single-Family Mortgage Credit Risk — Monitoring Loan Performance.”

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

31	Freddie Mac

Table 22 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans and Certain Related Credit Statistics

	As of
	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
	(dollars in millions)
UPB:(1)
Subprime	$23,790	$27,682	$30,706	$34,083	$37,958
Option ARM	7,704	8,287	8,493	9,716	10,197
Alt-A	4,318	4,549	4,995	6,339	7,904
Gross unrealized losses, pre-tax:
Subprime	$497	$610	$880	$1,577	$2,037
Option ARM	164	183	223	346	381
Alt-A	30	32	30	59	83
Present value of expected future credit losses:(2)(3)
Subprime	$2,894	$4,262	$4,568	$4,954	$6,024
Option ARM	745	987	1,161	1,470	1,651
Alt-A	290	457	546	785	1,084
Collateral delinquency rate:(4)
Subprime	31%	32%	32%	33%	34%
Option ARM	26	27	27	29	31
Alt-A	20	20	20	21	22
Average credit enhancement:(5)
Subprime	9%	9%	9%	6%	7%
Option ARM	—	—	—	(2)	(1)
Alt-A	2	2	2	(1)	(1)
Cumulative collateral loss:(6)
Subprime	33%	32%	32%	32%	31%
Option ARM	25	25	25	25	24
Alt-A	15	15	15	15	15

(1)
Not affected by income from settlements of non-agency mortgage-related securities litigation. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers” in our 2014 Annual Report.

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

Our estimate of the present value of expected future credit losses on our available-for-sale non-agency mortgage-related securities decreased to $4.0 billion at March 31, 2015 from $5.8 billion at December 31, 2014. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decrease in the present value of expected future credit losses on our available-for-sale securities was primarily driven by: (a) sales of non-agency mortgage-related securities; (b) a settlement agreement related to our investments in securities issued by certain Countrywide mortgage-securitization trusts; and (c) realized cash shortfalls. For more information on this settlement agreement, see "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers and Servicers."
The investments we hold in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A loans were generally structured to include credit enhancements, particularly through subordination and other structural

32	Freddie Mac

enhancements. Bond insurance is an additional credit enhancement covering some of the non-agency mortgage-related securities. These credit enhancements are the primary reason we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in the aggregate. In most cases, we continued to experience the erosion of structural credit enhancements on securities backed by subprime, option ARM, and Alt-A loans due to poor performance of the underlying collateral. There is also substantial uncertainty surrounding certain bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments.
We incurred actual principal cash shortfalls of $67 million and received principal repayments of $996 million on available-for-sale non-agency mortgage-related securities backed by subprime, Option ARM, and Alt-A and other loans, during the three months ended March 31, 2015. The timing of our recognition of principal cash shortfalls is based on the structure of our investments, as many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures.
We and FHFA, as Conservator, are involved in various efforts to mitigate or recover our losses as an investor with respect to certain of the non-agency mortgage-related securities we hold.
Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities
We recorded net impairment of available-for-sale securities recognized in earnings of $93 million and $364 million during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively. At March 31, 2015, our gross unrealized losses, pretax, on available-for-sale mortgage-related securities were $0.7 billion.
We review our investments in available-for-sale securities that are in an unrealized loss position to determine which securities, if any, we intend to sell, given market conditions and other information as of the balance sheet date. The UPB of non-agency mortgage-related securities which we had the intent to sell was $16.4 billion as of March 31, 2015. For these securities, we recorded the unrealized loss as a net impairment of available-for-sale securities recognized in earnings.
We determine the population of securities we intend to sell using management judgment based on a variety of factors, including economics and our current operational plans, models and strategies and, in the case of single-family non-agency mortgage-related securities, whether such securities are subject to FHFA-led lawsuits or other loss mitigation measures. The population of securities that we intend to sell may change from period to period. During the three months ended March 31, 2015 and the three months ended March 31, 2014, net impairment of available-for-sale securities recognized in earnings included $89 million and $328 million, respectively, due to an increase in the population of available-for-sale securities in an unrealized loss position that we intend to sell. This generally reflects our efforts to reduce the balance of less liquid assets in the mortgage-related investments portfolio. We recorded the remaining impairments because of increases in our estimate of the present value of expected future credit losses on certain individual available-for-sale securities. Changes in our operational plans, models or strategies could change the population of securities we intend to sell and thereby have a potentially significant impact on earnings.
While it is reasonably possible that collateral losses on our available-for-sale securities where we have not recorded an impairment charge in earnings could exceed our credit enhancement levels, we do not believe that those conditions were likely at March 31, 2015. As a result, we have concluded that the reduction in fair value of these securities was temporary at March 31, 2015 and have recorded these unrealized losses in AOCI.
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
For more information on risks associated with the use of models, see “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties” in our 2014 Annual Report.
Mortgage Loans
The UPB of mortgage loans on our consolidated balance sheets was $1.7 trillion at both March 31, 2015 and December 31, 2014. Most of the loans on our consolidated balance sheets are securitized (e.g., held in PC trusts). The

33	Freddie Mac

unsecuritized loans on our consolidated balance sheets generally consist of loans held for investment purposes, loans that are awaiting securitization, or delinquent or modified loans that we removed from PC trusts.
Based on the amount of the recorded investment of single-family loans classified as held-for-investment on our consolidated balance sheets, approximately $24.5 billion, or 1.5%, of these loans were seriously delinquent or in the process of foreclosure as of March 31, 2015, compared to $31.8 billion, or 1.9%, as of December 31, 2014. The majority of these loans are unsecuritized and were removed by us from our PC trusts.
The UPB of unsecuritized single-family mortgage loans declined by $1.0 billion to $110.5 billion at March 31, 2015 from $111.5 billion at December 31, 2014, primarily due to: (a) loan prepayments, foreclosure transfers, and foreclosure alternative activities; and to a lesser extent (b) sales of seriously delinquent loans. This decline was partially offset by our removal of seriously delinquent single-family loans from PC trusts. As of March 31, 2015 and December 31, 2014, the balance of unsecuritized single-family mortgage loans included $83.0 billion and $82.4 billion, respectively, in UPB of mortgage loans classified as TDRs that were no longer seriously delinquent.
The UPB of unsecuritized multifamily mortgage loans was $55.6 billion at March 31, 2015 and $53.0 billion at December 31, 2014. This increase was primarily due to the purchase of loans for future securitization through K Certificates.
We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. We also maintain a reserve for guarantee losses related to single-family and multifamily loans underlying our non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $18.8 billion and $21.9 billion at March 31, 2015 and December 31, 2014, respectively, including $18.7 billion and $21.8 billion, respectively, related to single-family loans. At March 31, 2015 and December 31, 2014, our allowance for loan losses, as a percentage of mortgage loans, held-for-investment, on our consolidated balance sheets was 1.1% and 1.3%, respectively.
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
Table 23 — Mortgage Loan Purchases and Other Guarantee Commitment Issuances(1)

	Three Months Ended March 31,
	2015		2014
	Amount	% of Total(2)	Amount	% of Total(2)
	(dollars in millions)
Mortgage loan purchases and other guarantee commitment issuances:
Single-family:
30-year or more amortizing fixed-rate	$60,050	67%	$36,355	69%
20-year amortizing fixed-rate	3,732	4	1,854	4
15-year amortizing fixed-rate	12,813	14	8,456	16
Adjustable-rate	3,542	4	2,471	5
FHA/VA and other governmental	31	—	36	—
Total single-family(3)	80,168	89	49,172	94
Multifamily:
10-year(4)	5,236	6	752	2
7-year(4)	2,996	3	1,587	3
Other(5)	1,772	2	667	1
Total multifamily(6)	10,004	11	3,006	6
Total mortgage loan purchases and other guarantee commitment issuances	$90,172	100%	$52,178	100%
Percentage of mortgage loan purchases and other guarantee commitment issuances with credit enhancements(7)	23%		21%

(1)
Excludes the removal of seriously delinquent loans and balloon/reset mortgages from PC trusts. Includes purchases of mortgage loans for securitization that were previously associated with other guarantee commitments.

(2)	Within these columns, "—" represents less than 0.5%.

(3)
Includes $8.4 billion and $3.5 billion of conforming jumbo loan purchases for the first quarter of 2015 and the first quarter of 2014, respectively, and $0.1 billion of conforming jumbo loans underlying other guarantee commitment issuances for both periods. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of March 31, 2015 and December 31, 2014 was $81.0 billion and $79.1 billion, respectively. Includes issuances of other guarantee commitments on single-family loans of $1.0 billion and $0.5 billion during the first quarter of 2015 and the first quarter of 2014, respectively.

(4)	Includes interest-only and amortizing loans that may either be fixed or adjustable-rate.

34	Freddie Mac

(5)	Includes other guarantee commitments on multifamily loans and multifamily mortgage loans with original maturities other than 10 years and 7 years.

(6)	Includes loans and bonds underlying tax-exempt securitization transactions.

(7)	Excludes credit enhancement coverage occurring subsequent to our purchase or guarantee, such as through STACR debt notes or other risk transfer transactions (e.g., K Certificate transactions).
Our single-family purchase activity increased in the first quarter of 2015 compared to the first quarter of 2014 primarily due to higher refinancing volume. During the first quarter of 2015, refinancings comprised approximately 64% of our single-family purchase and issuance volume, compared with 53% in the first quarter of 2014. We attribute this increase to lower average mortgage interest rates in the first quarter of 2015 compared to prior periods.
See "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio" for information about certain mortgage loans in our single-family credit guarantee portfolio that, we believe, have higher-risk characteristics.
Derivative Assets and Liabilities, Net
The composition of our derivative portfolio changes from period to period as a result of purchases and terminations of derivatives, assignments of derivatives prior to their contractual maturity, and expiration of derivatives at their contractual maturity.
At March 31, 2015, the net fair value of our total derivative portfolio was $(1.3) billion, compared to $(1.1) billion at December 31, 2014.
REO, Net
We typically acquire properties as a result of borrower defaults (and subsequent foreclosures) on mortgage loans that we own or guarantee. These properties are recorded as REO assets on our consolidated balance sheets. The balance of our REO, net, declined to $2.3 billion at March 31, 2015 from $2.6 billion at December 31, 2014. The volume of our single-family REO acquisitions has been significantly affected by: (a) the length of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying properties to transition to REO; (b) the volume of our foreclosure alternatives, which result in fewer loans proceeding to foreclosures, and thus fewer properties transitioning to REO; and (c) a large proportion of property sales to third parties at foreclosure. We expect that the length of the foreclosure process will continue to remain above historical levels and may increase further. Additionally, we expect our REO dispositions to remain at elevated levels in the near term, as we have a large REO inventory and a significant number of seriously delinquent loans that are in the process of foreclosure.
The table below provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties.

35	Freddie Mac

Table 24 — REO Activity by Region(1)

	Three Months Ended March 31,
	2015	2014
	(number of properties)
REO Inventory
Single-family:
Inventory, beginning of period	25,768	47,307
Acquisitions, by region:
Northeast	1,567	2,333
Southeast	2,253	5,333
North Central	2,043	3,383
Southwest	685	1,286
West	653	2,049
Total single-family acquisitions	7,201	14,384
Dispositions, by region:
Northeast	(1,987)	(2,230)
Southeast	(3,483)	(5,923)
North Central	(2,984)	(5,974)
Southwest	(815)	(1,814)
West	(962)	(2,185)
Total single-family dispositions	(10,231)	(18,126)
Inventory, March 31	22,738	43,565

Multifamily:
Inventory, beginning of period	—	1
Acquisitions	—	1
Dispositions	—	—
Inventory, March 31	—	2
Total inventory, March 31	22,738	43,567

(1)
Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

Deferred Tax Assets
We had a net deferred tax asset of $19.4 billion and $19.5 billion as of March 31, 2015 and December 31, 2014, respectively. We determined that a valuation allowance against our net deferred tax asset was not necessary at both March 31, 2015 and December 31, 2014.
Other Assets
Other assets consist of accounts and other receivables, the guarantee asset related to non-consolidated trusts and other guarantee commitments, our investment in CSS, and other miscellaneous assets. Other assets increased to $8.8 billion as of March 31, 2015 from $7.7 billion as of December 31, 2014 primarily due to an increase in servicer receivables resulting from an increase in mortgage loans paid off by borrowers at the end of the period that had not yet been remitted to us. During the three months ended March 31, 2015, we contributed $13 million of capital into CSS. For more information on other assets, see “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS.”
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

The table below presents the UPB of Freddie Mac-issued mortgage-related securities by the underlying mortgage product type.

36	Freddie Mac

Table 25 — Freddie Mac Mortgage-Related Securities

	March 31, 2015			December 31, 2014
	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total
	(in millions)
PCs and Other Structured Securities:
Single-family:
30-year or more amortizing fixed-rate	$1,101,440	$—	$1,101,440	$1,088,340	$—	$1,088,340
20-year amortizing fixed-rate	79,109	—	79,109	78,603	—	78,603
15-year amortizing fixed-rate	277,652	—	277,652	278,282	—	278,282
Adjustable-rate(1)	69,873	—	69,873	69,683	—	69,683
Interest-only	22,942	—	22,942	23,941	—	23,941
FHA/VA and other governmental	3,062	—	3,062	3,154	—	3,154
Total single-family	1,554,078	—	1,554,078	1,542,003	—	1,542,003
Multifamily	75	4,823	4,898	84	4,846	4,930
Total single-family and multifamily	1,554,153	4,823	1,558,976	1,542,087	4,846	1,546,933
Other Guarantee Transactions:
Non-HFA bonds:
Single-family(2)	6,742	2,690	9,432	7,030	2,760	9,790
Multifamily	440	79,387	79,827	440	75,730	76,170
Total Non-HFA bonds	7,182	82,077	89,259	7,470	78,490	85,960
HFA Initiative Bonds:
Single-family	—	2,986	2,986	—	3,040	3,040
Multifamily	—	717	717	—	720	720
Total HFA Initiative Bonds	—	3,703	3,703	—	3,760	3,760
Total Other Guarantee Transactions	7,182	85,780	92,962	7,470	82,250	89,720
REMICs and Other Structured Securities backed by Ginnie Mae certificates	—	411	411	—	433	433
Total Freddie Mac Mortgage-Related Securities	$1,561,335	$91,014	$1,652,349	$1,549,557	$87,529	$1,637,086
Less: Repurchased Freddie Mac Mortgage-Related Securities(3)	(113,024)			(109,232)
Total UPB of debt securities of consolidated trusts held by third parties	$1,448,311			$1,440,325

(1)	Includes $0.8 billion in UPB of option ARM mortgage loans as of both March 31, 2015 and December 31, 2014.

(2)
Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $4.7 billion and $4.9 billion in UPB of securities backed by option ARM mortgage loans as of March 31, 2015 and December 31, 2014, respectively.

(3)	Our holdings of non-consolidated Freddie Mac mortgage-related securities are presented in “Table 19 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”
Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 94% as of both March 31, 2015 and December 31, 2014. The UPB of multifamily Other Guarantee Transactions, excluding HFA initiative-related bonds, increased to $79.8 billion as of March 31, 2015 from $76.2 billion as of December 31, 2014, due to K Certificate issuances.
The table below shows issuances and extinguishments of the debt securities of our consolidated trusts during the three months ended March 31, 2015 and the three months ended March 31, 2014, as well as the debt securities of consolidated trusts held by third parties, based on UPB.

37	Freddie Mac

Table 26 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts

	Three Months Ended March 31,
	2015	2014
	(in millions)
Beginning balance of debt securities of consolidated trusts held by third parties	$1,440,325	$1,399,456
Issuances of debt securities of new consolidated trusts	78,847	52,053
Debt securities of new consolidated trusts retained by us at issuance(1)	(20,614)	(4,060)
Net issuances to third parties of debt securities of new consolidated trusts	58,233	47,993
Reissuances of debt securities of consolidated trusts previously held by us(2)	23,449	18,730
Total issuances to third parties of debt securities of consolidated trusts	81,682	66,723
Extinguishments, net(3)	(73,696)	(55,090)
Ending balance of debt securities of consolidated trusts held by third parties	$1,448,311	$1,411,089

(1)	Represents mortgage loans that we had purchased for cash, subsequently securitized, and retained in our mortgage-related investments portfolio.

(2)	Represents sales of PCs and certain Other Guarantee Transactions previously held by us.

(3)
Includes: (a) purchases of PCs and certain Other Guarantee Transactions from third parties; and (b) principal repayments related to PCs and certain Other Guarantee Transactions issued by our consolidated trusts.

Total issuances to third parties of debt securities of consolidated trusts and extinguishments, net increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to an increase in refinance activity resulting from lower average mortgage interest rates during the first quarter of 2015 compared to prior periods.
Other Liabilities
Other liabilities consist of servicer liabilities, the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities increased to $5.3 billion as of March 31, 2015 from $5.1 billion as of December 31, 2014 primarily due to a payable related to the purchase of non-mortgage-related securities classified as trading during the first quarter of 2015 that had not yet settled by the balance sheet date. See “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.
Total Equity
The table below presents the changes in total equity and certain capital-related disclosures.
Table 27 — Changes in Total Equity

	Three Months Ended
	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
	(in millions)
Beginning balance	$2,651	$5,186	$4,290	$6,899	$12,835
Net income	524	227	2,081	1,362	4,020
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	157	22	656	479	427
Changes in unrealized gains (losses) related to cash flow hedge relationships	59	46	50	49	52
Changes in defined benefit plans	6	(44)	(1)	—	—
Comprehensive income	746	251	2,786	1,890	4,499
Capital draw funded by Treasury	—	—	—	—	—
Senior preferred stock dividends declared	(851)	(2,786)	(1,890)	(4,499)	(10,435)
Total equity/Net worth	$2,546	$2,651	$5,186	$4,290	$6,899
Aggregate draws under the Purchase Agreement (as of period end)(1)	$71,336	$71,336	$71,336	$71,336	$71,336
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$91,806	$90,955	$88,169	$86,279	$81,780

(1)
Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference.

At March 31, 2015, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the first quarter of 2015. We paid cash dividends to Treasury of $0.9 billion during the three months ended March 31, 2015. Based on our Net Worth Amount at March 31, 2015 and the 2015 Capital Reserve Amount of $1.8 billion, our dividend obligation to Treasury in June 2015 will be $0.7 billion.

38	Freddie Mac

Our available-for-sale securities net unrealized gains (losses) recorded in AOCI was $2.7 billion and $2.5 billion at March 31, 2015 and December 31, 2014, respectively. This improvement in AOCI was primarily due to fair value gains resulting from the impact of declining interest rates on our available-for-sale securities.
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
See “RISK FACTORS” in our 2014 Annual Report for additional information regarding certain risks material to our business.
Risk Management Framework
We manage risk using a three-lines-of-defense risk management framework. The first line of defense, defined generally as our business units, is responsible for identifying, assessing, measuring, mitigating and reporting the risks in their business. Each business unit is responsible for managing its risks in conformance with the risk guidelines, risk policies and risk limits approved by the Board, the Risk Committee of our Board and executive management. The second line of defense includes our Enterprise Risk Management and Compliance divisions and is accountable for: (a) reporting risk to senior management and, as needed, the Board; (b) setting the overall risk appetite and framework for monitoring risk; and (c) providing oversight of the first line. The second line of defense provides company-wide leadership and oversight to help ensure effective and consistent understanding and management of risks by our business units. The third line of defense, our Internal Audit division, provides independent assurance related to the design and effectiveness of the company’s risk management, internal control and governance processes through its audit, assurance, and advisory work. The Internal Audit division reports independently to the Audit Committee of our Board. For more information about the Board’s role in oversight of risk management, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE — Board Leadership Structure and Role in Risk Oversight" in our 2014 Annual Report.
The company has in place a governance structure including enterprise wide oversight provided by the Board, CERO and CCO, as well as our Enterprise Risk Management Committee, chaired by the CERO, which is responsible for: (a) maintaining a framework for managing market, operational, counterparty and credit risk; (b) overseeing enterprise risk policies; and (c) monitoring risk through risk reporting.
We use an internal economic capital framework in our risk management process, which includes a risk-based measurement of capital, adjusted for relevant market, credit, counterparty, and operational risks. We assign economic capital internally to asset classes based on their respective risks. Economic capital is an input when we make economic decisions, establish risk limits and measure profitability.
Risk Profile
The following sections describe our current risk environment and provide our quantitative and/or qualitative assessments of specific risks.
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
Single-Family Mortgage Credit Risk
Conditions in the single-family mortgage market improved in most geographic areas during the last several years. The balance of seriously delinquent single-family loans in our single-family credit guarantee portfolio continued to decline in the first quarter of 2015, but remains at elevated levels compared to our historical experience.

39	Freddie Mac

Our risk exposure to single-family loans is represented by all loans we either purchase or guarantee, which we refer to as our single-family credit guarantee portfolio. Our principal strategies for managing single-family mortgage credit risk are: (a) maintaining policies and procedures, including underwriting and servicing standards, that govern new business activity and our portfolio; (b) monitoring the characteristics of the loans that we purchase or guarantee; (c) transferring a portion of our mortgage credit risk through credit enhancements, including insurance and other risk transfer transactions; (d) monitoring loan performance and making adjustments to our standards and policies, if necessary; (e) managing problem loans, including early intervention through loan workouts and foreclosures; and (f) managing REO activities. We seek to issue our financial guarantees associated with single-family mortgages with fee terms that we believe are commensurate with the risks assumed and that will, over the long-term provide income that, in aggregate, exceeds our anticipated credit-related and administrative expenses.
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
As part of our quality control process, we review the underwriting documentation for a sample of loans we have purchased for compliance with our standards. The loan review and appeal process is lengthy, and we are still reviewing 2014 originations.
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
Monitoring the Characteristics of the Loans that We Purchase or Guarantee
We monitor the characteristics of loans we purchase or guarantee, including original LTV ratios, credit scores, loan purpose and property and occupancy type. Our single-family credit guarantee portfolio consists predominantly of first-lien mortgage loans secured by the borrower’s primary residence. Mortgage loans on properties occupied by the borrower as a primary residence tend to have a lower credit risk than mortgages on investment properties or second homes.
Risk Profile
We believe the credit quality of the single-family loans in our New single-family book reflects sound underwriting standards as evidenced by their average original LTV ratios, credit scores, and credit performance in recent periods. In the first quarter of 2015, refinancings accounted for a higher percentage of our loan purchase activity as mortgage interest rates declined. During the first quarter of 2015, refinancings comprised approximately 64% of our single-family purchase and issuance volume, compared with 50% in the fourth quarter of 2014, and 53% in the first quarter of 2014. Approximately 7% and 18% of our single-family purchase and issuance volume in the first quarter of 2015 and the first quarter of 2014, respectively, were relief refinance mortgages.
We purchased loans or issued other guarantee commitments for approximately 354,000 and 244,000 single-family loans totaling $80.2 billion and $49.2 billion of UPB during the first quarter of 2015 and the first quarter of 2014, respectively. During the first quarter of 2015 and the first quarter of 2014, we purchased or guaranteed more than 226,000 and 140,000 refinance mortgages, totaling $51.7 billion and $26.2 billion in UPB, respectively. We attribute the increase in our purchases of refinance mortgages to lower average mortgage interest rates in the first quarter of 2015 compared to prior periods. Approximately 96% of the single-family mortgages we purchased or guaranteed in the first quarter of 2015 were fixed-rate amortizing mortgages, based on UPB, and the remainder were ARMs.
The table below provides characteristics of single-family mortgage loans purchased or covered by other guarantee commitments during the first quarter of 2015 and the first quarter of 2014, based on UPB.

40	Freddie Mac

Table 28 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio(1)

	Percent of Purchases During the Three Months Ended March 31,
	2015			2014
	Relief Refi	All Other	Total	Relief Refi	All Other	Total
Original LTV Ratio Range
60% and below	2%	18%	20%	3%	14%	17%
Above 60% to 70%	1	15	16	2	11	13
Above 70% to 80%	1	41	42	3	37	40
Above 80% to 100%	2	19	21	6	20	26
Above 100% to 125%	1	—	1	3	—	3
Above 125%	—	—	—	1	—	1
Total	7%	93%	100%	18%	82%	100%
Weighted average original LTV ratio	76%	73%	78%	86%	75%	77%
Credit Score
740 and above	3%	63%	66%	6%	51%	57%
700 to 739	1	19	20	4	19	23
660 to 699	1	9	10	4	9	13
620 to 659	1	2	3	2	3	5
Less than 620	1	—	1	2	—	2
Total	7%	93%	100%	18%	82%	100%
Weighted average credit score:
Total mortgages	719	753	751	711	747	740

	Percent of Purchases During the Three Months Ended March 31,
	2015	2014
Loan Purpose
Purchase	36%	47%
Cash-out refinance	21	16
Other refinance(2)	43	37
Total	100%	100%
Property Type
Detached/townhome(3)	92%	92%
Condo/Co-op	8	8
Total	100%	100%
Occupancy Type
Primary residence	89%	87%
Second/vacation home	4	4
Investment	7	9
Total	100%	100%

(1)	Within this table, "—" represents less than 0.5%.

(2)
Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.

(3)	Includes manufactured housing and homes within planned unit development communities.
Due to our participation in HARP, we have purchased a significant number of loans that have LTV ratios over 100% in the last several years. HARP loans with LTV ratios over 100% represented 1% and 4% of our single-family mortgage purchases in the first quarter of 2015 and the first quarter of 2014, respectively.
Transferring a Portion of our Mortgage Credit Risk
As guarantor, we remain responsible for the payment of principal and interest on our PCs regardless of whether the borrower performs on the underlying mortgage loan. We also are subject to mortgage credit risk for unsecuritized loans. We use credit enhancements to transfer a portion of our mortgage credit risk and mitigate some of our potential credit losses. By transferring a portion of the credit risk associated with mortgage loans in our single-family credit guarantee portfolio, we reduce our exposure to loss and, consequently, the amount of capital that would be required to operate our business. Credit enhancements include: (a) primary mortgage insurance; (b) STACR and ACIS risk transfer transactions; (c) pool insurance; and (d) recourse to lenders. Approximately 20% and 22% of our single-family mortgage purchases in the first quarter of 2015 and the first quarter of 2014, respectively, had credit enhancements (substantially comprised of primary mortgage insurance) at the time of our purchase of the loan.

41	Freddie Mac

We use our risk transfer and other credit enhancement transactions to distribute some of our exposure across multiple counterparties. We use STACR and ACIS risk transfer transactions to transfer a portion of credit losses that could occur under adverse home price scenarios (through both first loss and/or mezzanine credit loss positions) on certain groups of loans in our New single-family book from us to third-party investors. In these transactions, we first create a reference pool consisting of single-family mortgage loans. We then create a hypothetical securitization structure with notional credit risk positions (e.g., first, mezzanine, and senior loss positions).
Our STACR and ACIS transactions generally have terms of ten years (for those based on fixed severity schedules) to twelve years (for those based on actual losses) since, for a pool of loans, our loss exposure generally declines over time. We completed STACR debt note and ACIS transactions related solely to mezzanine loss positions in 2014 and 2013. However, in the first quarter of 2015, we began issuing STACR debt note transactions that also transfer some of the first loss positions. In March 2015, we and one of our ACIS counterparties revised a number of our existing ACIS policies to change the coverage based on a fixed severity schedule to coverage based on actual losses. We believe that executing future ACIS transactions which provide coverage for actual losses will lead to broader market adoption and increase interest in this type of transaction, and thus expand the number of counterparties in this market. In April 2015, we completed a STACR debt note transaction for which allocation of credit losses to the debt notes will be based on actual losses rather than a fixed severity approach. For further information about STACR and ACIS transactions, see “BUSINESS — Our Business — Our Business Segments — Single-Family Guarantee Segment — Credit Enhancements” in our 2014 Annual Report.
Risk Profile
Primary mortgage insurance and credit risk transfers are the most prevalent types of credit enhancement protecting our single-family credit guarantee portfolio. As of March 31, 2015 and December 31, 2014, approximately $230.5 billion and $227.5 billion, respectively, in UPB of loans in our single-family credit guarantee portfolio were covered by primary mortgage insurance, and we had coverage on these loans totaling $58.8 billion and $57.9 billion, respectively.
We recognized recoveries from primary mortgage insurance (excluding recoveries that represent reimbursements for our expenses, such as REO operations expenses) of $113 million and $174 million that reduced our charge-offs of single-family loans during the first quarter of 2015 and the first quarter of 2014, respectively. We also recognized recoveries from primary mortgage insurance of $27 million and $44 million during the first quarter of 2015 and the first quarter of 2014, respectively, as part of REO operations expense (income).
We executed five credit risk transfer transactions during the first quarter of 2015. Since 2013, we have completed STACR transactions that at issuance covered $249.6 billion in principal of the mortgage loans in our New single-family book.
The table below provides information about: (a) the UPB of STACR transactions and the notional amount of ACIS transactions completed during the first quarter of 2015 and the first quarter of 2014; and (b) balances of STACR and ACIS related amounts as of March 31, 2015 and December 31, 2014.

42	Freddie Mac

Table 29 — Risk Transfer Transactions

	Three Months Ended March 31,
	2015			2014
	Retained by Freddie Mac	Transferred to Third Parties	Total	Retained by Freddie Mac	Transferred to Third Parties	Total
	(in millions)
Issuance information:
First loss positions
STACR debt notes	$—	$175	$175	$—	$—	$—
Non-issued (and ACIS)(1)	350	—	350	97	—	97
Subtotal first loss positions	$350	$175	525	$97	$—	97
Mezzanine loss positions:
STACR debt notes	$—	$1,565	1,565	$—	$1,008	1,008
Non-issued (and ACIS)(1)	230	—	230	355	—	355
Subtotal mezzanine loss positions	$230	$1,565	1,795	$355	$1,008	1,363
Senior (remaining) loss positions	$41,875	$—	41,875	$30,981	$—	30,981
Total reference pools			$44,195			$32,441
Additional ACIS transactions(2)			$707			$—

	As of March 31, 2015			As of December 31, 2014
	Retained by Freddie Mac	Transferred to Third Parties	Total	Retained by Freddie Mac	Transferred to Third Parties	Total
	(in millions)
Remaining balance information:
First loss positions
STACR debt notes	$—	$175	$175	$—	$—	$—
Non-issued (and ACIS)(1)	1,201	—	1,201	853	—	853
Subtotal first loss positions	$1,201	$175	1,376	$853	$—	853
Mezzanine loss positions:
STACR debt notes	$—	$7,368	7,368	$—	$5,896	5,896
Non-issued (and ACIS)(1)	1,191	1,450	2,641	1,680	761	2,441
Subtotal mezzanine loss positions	$1,191	$8,818	10,009	$1,680	$6,657	8,337
Senior (remaining) loss positions	$216,272	$—	216,272	$183,336	$—	183,336
Total reference pools			$227,657			$192,526

(1)
Amounts retained by Freddie Mac represent the balance of our loss positions in STACR transactions reduced by coverage under ACIS transactions. Amounts transferred to third parties represent coverage under ACIS transactions, and are the maximum amount of coverage provided by insurance counterparties to absorb a portion of our losses. Not all of our non-issued positions had coverage under ACIS transactions at March 31, 2015.

(2)	Represents an ACIS transaction during the three months ended March 31, 2015 that relates to the mezzanine loss position of a STACR transaction completed in a prior period.
For loans in our New single-family book that are covered by risk transfer transactions we may receive reimbursement of losses when the loans experience a credit event, which includes a loan becoming 180 days delinquent. As shown in the table above, as of March 31, 2015, we are exposed to $1.2 billion of first loss position losses on the $227.7 billion total reference pools of covered loans. As of March 31, 2015 there has not been a significant amount of loans in our STACR debt note reference pools that had experienced a credit event. As a result, we have not recognized any credit-related write downs on any of our STACR debt notes nor have we made any claims for reimbursement of loss under our ACIS transactions.
As of March 31, 2015 and December 31, 2014 approximately $3.0 billion and $3.2 billion, respectively, in UPB of loans in our single-family credit guarantee portfolio were covered by pool insurance, and we had coverage on these loans totaling $0.9 billion at both dates.
See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protection and other forms of credit enhancements covering loans in our single-family credit guarantee portfolio.
Monitoring Loan Performance
A number of factors influence loan performance and single-family mortgage credit risk, including loan and borrower characteristics and local and regional economic conditions (such as home prices and unemployment rates).
We monitor the performance of our single-family credit guarantee portfolio using a variety of metrics, including delinquency statistics and estimated current LTV ratios. Our single-family business unit reviews loan performance, in conjunction with housing market and economic conditions, to determine if our pricing and loan eligibility standards reflect the risk associated with the loans we purchase and guarantee. We also review the payment performance of our loans in order to

43	Freddie Mac

help identify potential problem loans early and inform our loss mitigation strategies. We periodically make changes to our seller/servicer guidelines if warranted.
Risk Profile
A higher estimated current LTV ratio indicates that the borrower’s equity in the home has declined and we believe this increases: (a) the risk of borrower default; and (b) the magnitude of our loss exposure on the associated loan. The percentage of mortgages in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was approximately 6% at both March 31, 2015 and December 31, 2014 and the serious delinquency rate for these loans was 8.77% and 9.06%, respectively.
Improvement in home prices in many areas of the U.S. during the first quarter of 2015 generally led to improved estimated current LTV ratios of the loans in our portfolio as of March 31, 2015. For the loans in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 80%, the borrowers had a weighted average credit score at origination of 721 at both March 31, 2015 and December 31, 2014. We continue to purchase non-HARP mortgage loans with original LTV ratios greater than 80% if they are covered by credit enhancements for the UPB in excess of 80%.
The table below provides characteristics of single-family mortgage loans in our single-family credit guarantee portfolio at March 31, 2015 and December 31, 2014, based on UPB.

44	Freddie Mac

Table 30 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Portfolio Balance at(2)
	March 31, 2015	December 31, 2014
Original LTV Ratio Range
60% and below	21%	21%
Above 60% to 70%	14	14
Above 70% to 80%	38	38
Above 80% to 100%	21	21
Above 100%	6	6
Total	100%	100%
Weighted average original LTV ratio	75%	75%
Estimated Current LTV Ratio Range(3)
60% and below	40%	39%
Above 60% to 70%	18	18
Above 70% to 80%	19	19
Above 80% to 90%	11	12
Above 90% to 100%	6	6
Above 100% to 120%	4	4
Above 120%	2	2
Total	100%	100%
Weighted average estimated current LTV ratio:
Relief refinance mortgages	74%	75%
All other mortgages	63	64
Total mortgages	65	66
Credit Score(4)
740 and above	59%	58%
700 to 739	20	20
660 to 699	13	13
620 to 659	5	6
Less than 620	3	3
Total	100%	100%
Weighted average credit score:
Relief refinance mortgages	732	733
All other mortgages	742	742
Total mortgages	740	740
Loan Purpose
Purchase	30%	30%
Cash-out refinance	21	21
Other refinance(5)	49	49
Total	100%	100%
Property Type
Detached/townhome(6)	93%	93%
Condo/Co-op	7	7
Total	100%	100%
Occupancy Type
Primary residence	90%	90%
Second/vacation home	4	4
Investment	6	6
Total	100%	100%

(1)
Other Guarantee Transactions with ending balances of approximately $1 billion at both March 31, 2015 and December 31, 2014 are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.

(2)
Includes loans acquired under our relief refinance initiative, which comprised approximately 20% of our single-family credit guarantee portfolio based on UPB as of both March 31, 2015 and December 31, 2014.

(3)
The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographic area since that time.

(4)	Credit score data was not available for less than 0.5% of loans in the single-family credit guarantee portfolio at both March 31, 2015 and December 31, 2014.

(5)
Other refinance loans include: (a) refinance mortgages with “no cash out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.

45	Freddie Mac

(6)	Includes manufactured housing and homes within planned unit development communities.
The table below presents certain credit information about loans in our single-family credit guarantee portfolio by year of origination as of March 31, 2015 and for the three months ended March 31, 2015.
Table 31 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	March 31, 2015							Three Months Ended March 31, 2015
	Percent of Portfolio	Average Credit Score(2)	Original LTV Ratio	Current LTV Ratio(3)	Current LTV Ratio >100%(3)(4)	Serious Delinquency Rate	Foreclosure and Short Sale Rate(5)	Percent of Credit Losses(4)
Year of Origination
2015	3%	753	73%	74%	—%	—%	—%	—%
2014	12	747	76	73	—	0.03	—	—
2013	15	755	71	62	—	0.07	0.01	—
2012	14	761	69	55	—	0.09	0.02	—
2011	6	757	69	53	—	0.25	0.06	—
2010	5	754	69	55	—	0.46	0.16	1
2009	6	751	68	57	1	0.88	0.44	1
Subtotal - New single-family book	61	754	71	61	—	0.22	0.14	2
HARP and other relief refinance loans(6)	20	732	89	74	14	0.75	0.80	5
2005-2008 Legacy single-family book	12	701	75	81	21	7.10	8.74	84
Pre-2005 Legacy single-family book	7	708	73	46	1	2.97	1.43	9
Total	100%	740	75	65	6	1.73		100%

(1)	Except for the foreclosure and short sale rate, the data presented is based on the loans remaining in the portfolio at March 31, 2015, which totaled $1.7 trillion.

(2)	Excludes less than 0.5% of loans in the portfolio because the credit scores at origination were not available.

(3)	See endnote (3) to "Table 30 — Characteristics of the Single-Family Credit Guarantee Portfolio" for information about current LTV ratios.

(4)	Within these columns, "—" represents less than 0.5%.

(5)
Calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to March 31, 2015, divided by the number of loans originated in that year that were acquired in our single-family credit guarantee portfolio. The foreclosure and short sale rate presented for the Pre-2005 Legacy single-family book represents the rate associated with loans originated in 2000 through 2004.

(6)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2015). All other refinance loans are presented in the year that the refinancing occurred.

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
Some of our workout and other loss mitigation activities may create fluctuations in our delinquency statistics. In addition, temporary lags in the reporting of payment status and modification completion due to differing practices of our servicers may also affect our delinquency reporting.
In the first quarter of 2015, the serious delinquency rate of our single-family credit guarantee portfolio continued the trend of improvement that began in 2010, declining to 1.73% as of March 31, 2015 (which is the lowest level since January 2009) from 1.88% as of December 31, 2014. The improvement in our serious delinquency rate in the first quarter of 2015 is primarily due to lower volumes of single-family loans becoming seriously delinquent, continued loss mitigation and foreclosure activities for loans in the Legacy single-family books, and the sale of certain seriously delinquent loans. Approximately one-half of our seriously delinquent single-family loans were greater than one year past due at March 31, 2015; however, as a result of our loss mitigation activities and foreclosures, the total number of our loans that had been delinquent for more than one year declined approximately 8% in the first quarter of 2015.
Although the serious delinquency rate for all our single-family loans was 1.73% at March 31, 2015, the rate for our New single-family book was 0.22% at that date, which we believe reflects both improvements in underwriting and relatively stable

46	Freddie Mac

or improving economic conditions in recent years. The gradual reduction of our 2005-2008 Legacy single-family book has contributed to the improvement in the payment performance of our single-family credit guarantee portfolio.
The table below presents serious delinquency rates and information about other problem loans in our single-family credit guarantee portfolio.
Table 32 — Single-Family Serious Delinquency Statistics

	As of March 31, 2015			As of December 31, 2014
		Percentage	Serious Delinquency Rate		Percentage	Serious Delinquency Rate
Credit Protection:
Non-credit-enhanced		75%	1.62%		77%	1.74%
Credit-enhanced:(1)
Primary mortgage insurance		14%	2.79%		14%	3.10%
Other(2)		14%	0.96%		12%	1.21%
Total(3)			1.73%			1.88%

	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate
State:(4)(5)
Florida	21,951	12%	3.37%	25,656	13%	3.92%
New York	18,508	10	3.87	19,462	10	4.06
New Jersey	16,343	9	5.30	16,960	8	5.49
Illinois	10,855	6	1.99	11,902	6	2.17
California	10,132	6	0.82	11,386	6	0.92
All others	103,413	57	1.40	112,700	57	1.52
Total	181,202	100%		198,066	100%

	# of Seriously Delinquent Loans	Percent		# of Seriously Delinquent Loans	Percent
Aging, by locality:(5)
Judicial states:(6)
Less than or equal to 1 year	46,370	25%		50,138	25%
More than 1 year and less than or equal to 2 years	20,133	11		21,919	11
More than 2 years	44,601	25		48,984	25
Non-judicial states:(6)
Less than or equal to 1 year	44,809	25		49,657	25
More than 1 year and less than or equal to 2 years	12,038	7		12,989	7
More than 2 years	13,251	7		14,379	7
Combined:(6)
Less than or equal to 1 year	91,179	50		99,795	50
More than 1 year and less than or equal to 2 years	32,171	18		34,908	18
More than 2 years	57,852	32		63,363	32
Total	181,202	100%		198,066	100%

Payment Status:
One month past due	1.29%			1.52%
Two months past due	0.41%			0.49%

(1)
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

(3)	As of March 31, 2015 and December 31, 2014, approximately 54% and 53%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

(4)	States presented have the highest number of seriously delinquent loans as of March 31, 2015.

47	Freddie Mac

(5)
Excludes loans underlying certain single-family Other Guarantee Transactions since the geographic information is not available to us for these loans. The serious delinquency rate for all single-family Other Guarantee Transactions was 9.92% and 10.11% as of March 31, 2015 and December 31, 2014, respectively. Single-family Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics.

(6)
The states and territories classified as having a judicial foreclosure process consist of: CT, DC, DE, FL, HI, IA, IL, IN, KS, KY, LA, ME, ND, NE, NJ, NM, NY, OH, OK, OR, PA, PR, SC, SD, VI, VT, and WI. All other states are classified as having a non-judicial foreclosure process.

We also monitor mortgages with identified second liens at origination since the presence of a second lien can increase the risk that a borrower will default. Based on data collected by us at loan delivery, approximately 14% of the loans in our single-family credit guarantee portfolio as of both March 31, 2015 and December 31, 2014 had second-lien financing by third parties at origination of the first mortgage. As of both March 31, 2015 and December 31, 2014, we estimate that these loans comprised 18% of our seriously delinquent loans based on UPB. Borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages.
We also monitor certain combinations of loan characteristics that often can indicate a higher degree of credit risk, such as a combination of high LTV ratio and lower credit score at origination. We continue to purchase certain of these loans if they are covered by credit enhancements for the UPB in excess of 80% or if they are HARP loans.
Higher-Risk Loans
We monitor certain higher-risk loans in our portfolio. The table below presents information about certain categories of single-family mortgage loans in our single-family credit guarantee portfolio that we believe have certain higher-risk characteristics. These loans include categories based on product type and borrower characteristics present at origination. The table includes a presentation of each higher risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%). Loans with a combination of these characteristics will have an even higher risk of default than those with a single characteristic.
Table 33 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of March 31, 2015
	UPB	Estimated Current LTV(2)	Percentage Modified	Serious Delinquency Rate
	(dollars in billions)
Loans with one or more specified characteristics	$361.3	87%	8.6%	3.85%
Categories (individual characteristics):
Alt-A	46.5	80	20.6	8.13
Interest-only(3)	26.5	84	0.1	8.57
Option ARM(4)	5.5	76	12.8	9.54
Original LTV ratio greater than 90%, non-HARP mortgages	126.0	86	9.3	3.55
Original LTV ratio greater than 90%, HARP mortgages	146.3	94	0.9	1.19
Lower credit scores at origination (less than 620)	44.2	77	19.6	7.91

	As of December 31, 2014
	UPB	Estimated Current LTV(2)	Percentage Modified	Serious Delinquency Rate
	(dollars in billions)
Loans with one or more specified characteristics	$364.3	88%	8.5%	4.16%
Categories (individual characteristics):
Alt-A	48.3	82	19.9	8.53
Interest-only(3)	27.8	87	0.2	9.36
Option ARM(4)	5.7	79	12.5	9.87
Original LTV ratio greater than 90%, non-HARP mortgages	123.2	87	9.4	3.97
Original LTV ratio greater than 90%, HARP mortgages	149.0	96	0.8	1.18
Lower credit scores at origination (less than 620)	44.9	79	19.2	8.57

(1)
Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan. Excludes loans underlying certain Other Guarantee Transactions for which data was not available.

(2)	See endnote (3) to “Table 30 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information about current LTV ratios.

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

48	Freddie Mac

A significant portion of the loans in the higher-risk categories presented in the table above (other than HARP loans) are included in our 2005-2008 Legacy single-family book. The UPB of loans with one or more of these higher-risk characteristics in our single-family credit guarantee portfolio was $361.3 billion and $364.3 billion at March 31, 2015 and December 31, 2014, respectively. Additional information about certain of these categories is provided below.
Loans with Payment Changes
There are several types of mortgage products that contain terms which result in scheduled changes in the borrower's monthly payments after specified initial periods. In most cases, the change will result in an increase in the borrower's monthly payment, which may increase the risk that the borrower will default on the loan.
The table below presents information for mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, at March 31, 2015 that contain terms that will result in payment changes for the borrower, but have not yet experienced any such payment change. The UPB amounts in the table below are aggregated by product type and categorized by the year in which the loan will experience a payment change. The timing of the actual payment change may differ from that presented in the table due to a number of factors, including if the borrower refinances the loan.
Table 34 — Single-Family Loans with Scheduled Payment Changes by Year at March 31, 2015(1)

	Last Nine Months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
ARM/interest-only(2)	$2,166	$3,391	$5,455	$2,180	$128	$294	$13,614
Fixed/interest-only(2)	107	548	2,492	535	7	173	3,862
ARM/amortizing(3)	2,124	5,061	5,466	6,093	10,332	21,710	50,786
Step-rate modified(4)	10,306	9,339	6,018	4,392	2,328	212	32,595
							$100,857

(1)	Excludes mortgage loans underlying Other Guarantee Transactions (such as option ARM loans), since the payment change information is not available to us for these loans.

(2)	Categorized by the year in which the loan begins requiring payment of principal.

(3)	Categorized by the year of first scheduled contractual reset date.

(4)
Represents modified loans that are first scheduled to experience an increase in their contractual interest rate in a given year. Includes the portion, if any, of UPB that is non-interest bearing under the terms of the modification.

•
Interest-only loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only loans represented approximately 2% of the UPB of our single-family credit guarantee portfolio at both March 31, 2015 and December 31, 2014. We discontinued purchasing such loans on September 1, 2010. The balance of these loans has declined significantly in recent years as many of these borrowers have repaid their loans, completed foreclosure transfers or foreclosure alternatives, refinanced, or received loan modifications into an amortizing loan product (and thus these loans are no longer classified as interest-only loans). We continue to monitor the performance of these loans, as many have or are scheduled to begin amortizing in 2015 and 2016, which will subject the borrowers to higher monthly payments. As of March 31, 2015 and December 31, 2014, the serious delinquency rate of interest-only loans in our single-family credit guarantee portfolio was 8.57% and 9.36%, respectively.

•
Adjustable-rate mortgage loans may have initial periods during which the interest rate and monthly payment remains fixed until the interest rate begins to adjust, or they may adjust at regular intervals immediately after origination (typically annually). In a rising interest rate environment, ARM borrowers typically default at a higher rate than fixed-rate borrowers. Excluding loans underlying Other Guarantee Transactions, there were $91.8 billion and $92.7 billion in UPB of ARM loans in our single-family credit guarantee portfolio as of March 31, 2015 and December 31, 2014, respectively. Approximately 5% and 9% of these loans will experience their first payment change in the last nine months of 2015 and in the full year of 2016, respectively. As of March 31, 2015 and December 31, 2014, the serious delinquency rate of ARM loans in our single-family credit guarantee portfolio was 11.21% and 11.58%, respectively. Since a substantial portion of ARM loans were originated in 2005 through 2008 and are located in geographic areas that have been most affected by declines in home prices since 2006, we believe that the serious delinquency rate for ARM loans will continue to remain high in 2015.

49	Freddie Mac

•
"Step-rate modified loans" is the term that we use generally to refer to our HAMP loans that have provisions for reduced interest rates that remain fixed for the first five years and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. We had $41.5 billion and $42.3 billion in UPB of step-rate modified loans in our single-family credit guarantee portfolio at March 31, 2015 and December 31, 2014, respectively, and a number of these loans have experienced or will experience resets in 2015. As of March 31, 2015 and December 31, 2014, the serious delinquency rate of all step-rate modified loans in our single-family credit guarantee portfolio was 8.72% and 9.20%, respectively. As of March 31, 2015, the average current interest rate for all step-rate modified loans was 2.41%, and the average final interest rate that these loans are scheduled to reach in the future was 4.47%. In January 2015, we implemented an additional borrower incentive for eligible borrowers who continue to perform on their HAMP loans that is designed to reduce the risk that these borrowers will default on their loans. In March 2015, we also announced a new modification initiative to help reduce the risk of default on step-rate modified loans under HAMP that will be implemented by our servicers by July 1, 2015.

•
Option ARM loans generally have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. At both March 31, 2015 and December 31, 2014, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio and the serious delinquency rate for these loans was 9.5% and 9.9%, respectively. This exposure included $4.7 billion and $4.9 billion in UPB of option ARM securities underlying certain of our Other Guarantee Transactions at March 31, 2015 and December 31, 2014, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation in this Form 10-Q and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. For reporting purposes, loans within the option ARM category continue to be presented in that category following a modification of the loan, even though the modified loan no longer provides for optional payment provisions. As of March 31, 2015 and December 31, 2014, approximately 12.8% and 12.5%, respectively, of the option ARM loans within our single-family credit guarantee portfolio had been modified.

Other Categories of Single-Family Mortgage Loans
While we have referred to certain loans as subprime or Alt-A for purposes of the discussion below and elsewhere in this Form 10-Q, there is no universally accepted definition of subprime or Alt-A, and the classification of such loans may differ from company to company. For example, some financial institutions may use credit scores to delineate certain residential mortgages as subprime. In addition, we do not rely primarily on these loan classifications to evaluate the credit risk exposure relating to such loans in our single-family credit guarantee portfolio. For a description of the subprime and Alt-A single-family loans and securities in this Form 10-Q, see “GLOSSARY.”
Subprime Loans
Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see "Table 33 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio,” and "Table 36 — Single-Family Credit Guarantee Portfolio by Attribute Combinations" for further information). In addition, we estimate that approximately $1.6 billion and $1.7 billion in UPB of security collateral underlying our Other Guarantee Transactions at March 31, 2015 and December 31, 2014, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At March 31, 2015 and December 31, 2014, we held $23.8 billion and $27.7 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. The credit performance of loans underlying these securities deteriorated significantly since 2008.
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

50	Freddie Mac

balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to March 31, 2015, we have purchased approximately $31.6 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $0.4 billion in the first quarter of 2015.
The UPB of Alt-A loans in our single-family credit guarantee portfolio declined to $46.5 billion as of March 31, 2015 from $48.3 billion as of December 31, 2014 primarily due to borrowers refinancing into other mortgage products, foreclosure transfers, and other liquidation events. For reporting purposes, loans within the Alt-A category continue to be reported in that category following a modification of the loan, even though the borrower may have provided full documentation of assets and income before completing the modification. As of March 31, 2015 and December 31, 2014, approximately 20.6% and 19.9%, respectively, of the Alt-A loans within our single-family credit guarantee portfolio had completed a modification. As of March 31, 2015, for Alt-A loans in our single-family credit guarantee portfolio, the average credit score at origination was 709. Although Alt-A mortgage loans comprised approximately 3% of our single-family credit guarantee portfolio as of March 31, 2015, these loans represented approximately 27% of our credit losses during the first quarter of 2015.
The table below presents credit loss and portfolio concentration information and indicates that certain concentrations of loans, including Alt-A loans, have been more adversely affected by declines in home prices and weak economic conditions during the housing crisis that began in 2006.
Table 35 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of March 31, 2015			As of December 31, 2014
	Alt-A UPB	Non Alt-A UPB	Total UPB	Alt-A UPB	Non Alt-A UPB	Total UPB
	(in billions)
Geographic distribution:
Arizona, California, Florida, and Nevada(1)	$19	$416	$435	$21	$413	$434
Illinois, Michigan, and Ohio(2)	3	168	171	3	169	172
New York and New Jersey(3)	6	139	145	7	138	145
All other states	18	896	914	19	895	914
Book year category(4):
New single-family book	—	1,017	1,017	—	994	994
HARP and other relief refinance loans(4)	—	326	326	—	331	331
2005-2008 Legacy single-family book	39	169	208	42	176	218
Pre-2005 Legacy single-family book	7	107	114	8	114	122

	Three Months Ended March 31,
	2015			2014
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)
Credit Losses (Recoveries)
Geographic distribution:
Arizona, California, Florida, and Nevada(1)	$276	$513	$789	$(61)	$371	$310
Illinois, Michigan, and Ohio(2)	56	248	304	14	154	168
New York and New Jersey(3)	285	670	955	16	87	103
All other states	154	677	831	16	370	386
Book year category(4):
New single-family book	—	59	59	—	33	33
HARP and other relief refinance loans(4)	—	151	151	—	73	73
2005-2008 Legacy single-family book	732	1,689	2,421	(22)	769	747
Pre-2005 Legacy single-family book	39	209	248	7	107	114

(1)	Represents the four states that had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured using Freddie Mac’s home price index.

(2)	Represents selected states in the North Central region that have experienced adverse economic conditions since 2006.

(3)	Represents two states with a judicial foreclosure process in which there are a significant number of seriously delinquent loans within our single-family credit guarantee portfolio.

(4)
The New single-family book reflects loans originated since 2008. HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2015). All other refinance loans are presented in the year that the refinancing occurred.

As shown in the table above, our credit losses increased in the first quarter of 2015, compared to the first quarter of 2014, primarily due to our adoption of regulatory guidance on January 1, 2015 that changed when we deem a loan to be uncollectible. In addition, in the first quarter of 2014 we completed settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments that reduced our credit losses in that period.
We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A loans. At March 31, 2015 and December 31, 2014, we held investments of $5.7 billion and $6.0 billion in UPB, respectively, of non-agency

51	Freddie Mac

mortgage-related securities backed by Alt-A and other mortgage loans. The credit performance of loans underlying these securities deteriorated significantly since 2008. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions.
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
Our relief refinance initiative (which includes HARP, the portion of our relief refinance initiative for loans with LTV ratios above 80%) gives eligible homeowners with existing loans that are owned or guaranteed by us an opportunity to refinance into loans with more affordable monthly payments and/or fixed-rate terms. In recent years, our relief refinance initiative (including HARP) has been one of our more significant borrower assistance programs. The program is scheduled to end in December 2015. As of March 31, 2015, the borrower’s monthly payment for all of our completed HARP loans was reduced on average by an estimated $205 at the time of refinance.
When a struggling borrower cannot qualify for a relief refinance mortgage, our servicers may consider a workout option, including a loan modification, such as HAMP or our non-HAMP standard and streamlined loan modifications. Under these programs, we offer loan modifications to eligible borrowers that reduce the monthly payments on their mortgages. These initiatives require that the borrower complete at least a three month trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments.
Our ability to manage problem loans has been adversely affected by delays, including those due to increases in foreclosure process timeframes, general constraints on servicer capacity, and court backlogs (in areas that require a judicial foreclosure process). As of March 31, 2015 and December 31, 2014, the percentage of seriously delinquent loans that have been delinquent for more than six months was 71% and 69%, respectively. In 2014, we began to sell certain seriously delinquent loans that were delinquent for extended periods of time. In January 2015, FHFA informed us that it would not object to our sales of additional seriously delinquent loans. In March 2015, FHFA announced requirements for future sales of seriously delinquent loans by us, including bidder qualification, loan modification, and performance reporting requirements. During the first quarter of 2015, we completed sales of $0.3 billion in UPB of seriously delinquent single-family loans, and as of March 31, 2015, we held an additional $3.0 billion in UPB of seriously delinquent loans for potential sale.
We periodically facilitate the transfer of servicing for certain groups of loans that are delinquent or are deemed at risk of default to servicers that we believe have capabilities and resources necessary to improve the loss mitigation associated with the loans. Depending on our experience with the results of these transfers and specific servicer experience and capacity, we may permit additional transfers in the future (subject to FHFA approval, as applicable).
Risk Profile
The following tables include information about our relief refinance loans that we either purchased or guaranteed as well as information about: (a) the composition of these loans in our portfolio; and (b) the serious delinquency rates of these loans.

52	Freddie Mac

Table 36 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of March 31, 2015
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		All Loans(1)
	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Serious Delinquency Rate	Percentage of Portfolio(2)	Percentage Modified	Serious Delinquency Rate
New single-family book
By Credit score:
Credit scores < 620	0.2%	2.61%	—%	4.38%	—%	14.88%	0.2%	2.6%	3.02%
Credit scores of 620 to 659	1.1	1.11	0.2	1.77	—	7.63	1.3	1.1	1.24
Credit scores ≥ 660	51.6	0.15	7.9	0.36	0.1	2.13	59.6	0.1	0.18
Credit scores not available	—	1.66	—	3.39	—	9.91	—	2.5	3.39
Total New single-family book	52.9	0.19	8.1	0.43	0.1	3.69	61.1	0.2	0.22
By Region:(3)
North Central	8.3	0.15	1.7	0.39	—	2.08	10.0	0.2	0.19
Northeast	13.7	0.27	2.5	0.65	—	4.48	16.2	0.2	0.33
Southeast	7.3	0.23	1.4	0.41	—	5.50	8.7	0.2	0.27
Southwest	6.9	0.17	1.3	0.29	—	2.81	8.2	0.1	0.19
West	16.7	0.12	1.2	0.25	0.1	0.96	18.0	0.1	0.13
Total New single-family book	52.9	0.19	8.1	0.43	0.1	3.69	61.1	0.2	0.22

HARP and other relief refinance loans
By Credit score:
Credit scores < 620	0.4	1.73	0.3	3.02	0.2	4.25	0.9	2.5	2.51
Credit scores of 620 to 659	0.7	1.11	0.4	2.08	0.3	2.98	1.4	1.4	1.70
Credit scores ≥ 660	10.8	0.29	4.3	0.94	2.2	1.67	17.3	0.4	0.58
Total HARP and other relief refinance loans	11.9	0.39	5.0	1.15	2.7	1.97	19.6	0.6	0.75
By Region:(3)
North Central	2.1	0.37	1.2	1.05	0.6	1.98	3.9	0.6	0.76
Northeast	2.6	0.56	1.3	1.68	0.7	2.97	4.6	0.9	1.14
Southeast	2.0	0.40	0.9	0.92	0.6	1.48	3.5	0.4	0.69
Southwest	1.3	0.27	0.3	1.08	0.1	1.56	1.7	0.3	0.44
West	3.9	0.35	1.3	0.98	0.7	1.66	5.9	0.6	0.60
Total HARP and other relief refinance loans	11.9	0.39	5.0	1.15	2.7	1.97	19.6	0.6	0.75

Legacy single-family book
By Credit score:
Credit scores < 620	0.9	7.49	0.4	14.94	0.3	22.42	1.6	28.1	10.53
Credit scores of 620 to 659	1.6	5.39	0.7	11.99	0.5	19.08	2.8	22.5	8.06
Credit scores ≥ 660	9.9	2.21	2.9	7.98	1.9	14.04	14.7	10.1	3.69
Credit scores not available	0.2	5.58	—	18.53	—	22.66	0.2	11.9	6.64
Total Legacy single-family book	12.6	3.03	4.0	9.43	2.7	16.11	19.3	13.1	4.84
By Region:(3)
North Central	2.0	2.30	0.7	6.91	0.4	12.82	3.1	11.9	3.82
Northeast	3.2	4.56	1.1	15.80	0.8	25.76	5.1	13.4	7.57
Southeast	2.5	3.24	0.9	8.36	0.7	15.11	4.1	13.2	5.14
Southwest	1.8	2.36	0.2	8.33	0.1	15.24	2.1	7.4	2.93
West	3.1	2.22	1.1	7.01	0.7	10.68	4.9	18.3	3.63
Total Legacy single-family book	12.6	3.03	4.0	9.43	2.7	16.11	19.3	13.1	4.84

Total single-family credit guarantee portfolio	77.4%	1.06%	17.1%	3.06%	5.5%	8.77%	100.0%	4.1%	1.73%

(1)	The current LTV ratios are our estimates. See endnote (3) to “Table 30 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.

(2)	Based on UPB. Within these columns, "—" represents less than 0.05%.

(3)	See endnote (1) to "Table 24 — REO Activity by Region" for a description of these regions.

53	Freddie Mac

Table 37 — Single-Family Relief Refinance Loans(1)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	UPB	Number of Loans	Average Loan Balance(2)	UPB	Number of Loans	Average Loan Balance(2)
	(dollars in millions, except for average loan balances)
Purchases of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$178	1,160	$154,000	$617	3,672	$168,000
Above 100% to 125% LTV ratio	626	3,596	174,000	1,681	9,232	182,000
Above 80% to 100% LTV ratio	1,422	8,295	171,000	2,924	17,130	171,000
Other (80% and below LTV ratio)	3,148	22,353	141,000	3,871	28,550	136,000
Total relief refinance mortgages	$5,374	35,404	152,000	$9,093	58,584	155,000

	As of March 31, 2015			As of December 31, 2014
	UPB	Number of Loans	Serious Delinquency Rate	UPB	Number of Loans	Serious Delinquency Rate
	(dollars in millions)
Balance of relief refinance mortgages:
HARP:
Above 125% LTV ratio	$29,915	161,961	1.41%	$30,233	162,299	1.36%
Above 100% to 125% LTV ratio	64,850	343,108	1.21	66,091	346,220	1.19
Above 80% to 100% LTV ratio	107,173	602,645	0.93	109,618	609,239	0.93
Other (80% and below LTV ratio)	123,929	958,734	0.36	125,158	957,435	0.36
Total relief refinance mortgages	$325,867	2,066,448	0.75	$331,100	2,075,193	0.75

(1)	Includes purchases of mortgage loans for securitization that were previously associated with other guarantee commitments.

(2)	Rounded to the nearest thousand.
For more information on relief refinance loans, including HARP, in our single-family credit guarantee portfolio, see "Table 28 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio" and "Table 31 — Single-Family Credit Guarantee Portfolio Data by Year of Origination."
During the first quarter of 2015, we helped nearly 27,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various loan workout programs, and we completed approximately 11,000 foreclosures. We bear the full costs associated with our loan workouts on mortgages that we own or guarantee, and do not receive any reimbursement from Treasury (except as discussed below).
During the first quarter of 2015, approximately 14,600 borrowers having loans with aggregate UPB of $2.6 billion completed modifications under all of our programs, and as of March 31, 2015, approximately 26,000 borrowers were in the modification trial period. Both our loan modification volume and the number of seriously delinquent loans remaining in the portfolio declined during the first quarter of 2015, continuing the trend of the last several periods.
The UPB of loans in our single-family credit guarantee portfolio for which we have completed a loan modification increased to $85.2 billion as of March 31, 2015 from $85.1 billion as of December 31, 2014, and such loans comprised approximately 4.1% of the portfolio at both those dates. The estimated weighted average current LTV ratio for all modified loans in our single-family credit guarantee portfolio was 91% at March 31, 2015. The serious delinquency rate on these loans was 11.68% as of March 31, 2015.
Based on information provided by the MHA Program administrator, our servicers had completed approximately 253,000 loan modifications under HAMP from the introduction of the initiative in 2009 through March 31, 2015. In January 2015, at the instruction of FHFA, we implemented a new $5,000 borrower incentive for eligible borrowers who remain in good standing on their HAMP modified loans through the sixth anniversary of their modification. Treasury will pay the $5,000 incentive for certain of our eligible HAMP modified loans, and we will pay the $5,000 incentive on our remaining eligible HAMP modified loans. In March 2015, we also announced a new initiative to help reduce the risk of default on step-rate modified loans under HAMP that must be implemented by our servicers by July 1, 2015. In this initiative, our servicers will evaluate borrowers either for a non-HAMP streamlined modification if they become 60 days delinquent within 12 months after a step rate increase in the interest rate of their loan or for a non-HAMP standard modification under certain circumstances indicating that the borrower faces imminent default as a result of a step rate increase in the preceding 12 months.
The table below presents volumes of completed loan workouts, seriously delinquent loans, and foreclosures in our single-family credit guarantee portfolio for the first quarter of 2015 and the first quarter of 2014.

54	Freddie Mac

Table 38 — Single-Family Loan Workout, Serious Delinquency, and Foreclosure Volumes(1)

	Three Months Ended March 31,
	2015		2014
	Number of Loans	Loan Balances	Number of Loans	Loan Balances
	(dollars in millions)
Home retention actions:
Loan modifications
with no change in terms(2)	23	$2	75	$12
with term extension	5,964	848	2,172	347
with change in interest rate and, in certain cases, term extension	6,265	1,205	10,493	2,049
with change in interest rate, term extension and principal forbearance	2,369	560	5,888	1,342
Total loan modifications(3)	14,621	2,615	18,628	3,750
Repayment plans(4)	6,348	886	7,860	1,091
Forbearance agreements	1,924	373	2,253	413
Total home retention actions	22,893	3,874	28,741	5,254
Foreclosure alternatives:
Short sale	3,110	650	4,181	905
Deed in lieu of foreclosure transactions	778	124	922	147
Total foreclosure alternatives	3,888	774	5,103	1,052
Total single-family loan workouts(5)	26,781	$4,648	33,844	$6,306
Single-family foreclosures(6)	11,186		15,332
Seriously delinquent loan additions	41,873		50,357
Seriously delinquent loans, at period end(7)	183,099		234,952

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

(4)
Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes borrowers that are repaying past due amounts under a repayment plan.

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
The volume of our foreclosures and short sales has declined in recent periods and declined in the first quarter of 2015 compared to the first quarter of 2014. The volume of foreclosures and short sales in the overall market has also declined in recent periods.
The table below presents: (a) the percentage of modified single-family loans completed between the second quarter of 2012 and the first quarter of 2014 that were current or paid off one year after modification; and (b) the percentage of modified single-family loans completed between the second quarter of 2012 and the first quarter of 2013 that were current or paid off two years after modification.
Table 39 — Quarterly Percentages of Modified Single-Family Loans — Current or Paid Off(1)

	Quarter of Loan Modification Completion(2)
	1Q 2014	4Q 2013	3Q 2013	2Q 2013	1Q 2013	4Q 2012	3Q 2012	2Q 2012
One Year Post-Modification
HAMP modifications	82%	81%	80%	80%	82%	80%	80%	81%
Non-HAMP modifications	71	70	73	74	76	72	72	74
Total	74	72	75	76	78	75	76	78

Two Years Post-Modification
HAMP modifications	N/A	N/A	N/A	N/A	79%	77%	76%	78%
Non-HAMP modifications	N/A	N/A	N/A	N/A	72	68	67	69
Total	N/A	N/A	N/A	N/A	74	71	71	75

(1)
Represents the percentage of loans that were current and performing or had been paid in full. For loans modified in a quarterly period, the reperformance rates for one year and two years post-modification represent the percentage of loans that were current or paid off after 12 to 14 months and 24 to 26 months, respectively.

55	Freddie Mac

(2)
For loans that have been remodified (e.g., where a borrower has received a new modification after defaulting on the prior modification) the rates reflect the status of each modification separately. For example, in the case of a remodified loan where the borrower is performing, the previous modification would be presented as being in default in the applicable period.

As shown in the table above, the one-year performance of our modified loans began to worsen for loans modified in the fourth quarter of 2013. We attribute this deterioration in performance primarily to loans modified as part of our streamlined modification initiative, which began in July 2013 and generally has less stringent documentation requirements than our other types of modifications.
Loans that remain delinquent for more than a year are more challenging to resolve. The longer a loan remains delinquent, the greater the associated costs we incur, in part due to expenses associated with loss mitigation and foreclosure. Foreclosures generally take longer to complete in states where a judicial foreclosure is required, compared to other states.
The table below presents the average completion times in certain states for foreclosures completed during the first quarter of 2015 and the first quarter of 2014.
Table 40 — Foreclosure Timelines for Single-Family Loans(1)

	Three Months Ended March 31,
	2015	2014
	(average days)
Judicial states:
Florida	1,333	1,302
New Jersey	1,488	1,313
New York	1,452	1,221
All other judicial states	830	786
Judicial states, in aggregate	1,042	1,033
Non-judicial states, in aggregate	594	637
Total	869	865

(1)
All averages exclude those loans underlying our Other Guarantee Transactions and third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third-party rather than us.

During the first quarter of 2015, a significant number of loans in our single-family credit guarantee portfolio that had been subject to delays (and that had been delinquent for more than a year) completed the foreclosure process in New York and New Jersey, which caused the average time for foreclosure completions in these states to increase compared to the first quarter of 2014. The UPB of loans that have been delinquent for over one year declined from $18.2 billion at December 31, 2014 to $16.7 billion as of March 31, 2015. The number of loans in the process of foreclosure declined approximately 7% from December 31, 2014 to March 31, 2015 to the lowest level in several years, with most states experiencing a decline. The number of loans in the process of foreclosure in Florida declined 16% from December 31, 2014 to March 31, 2015, and as of March 31, 2015 comprised approximately 16% of such loans.
Our servicing guide states that for loans beginning the foreclosure process since November 2014, the expected timeline to complete foreclosure, excluding allowable delays, ranges from 300 days in three states and the District of Columbia to 840 days in Hawaii.
Managing REO Activities
Our problem loan workouts are providing borrowers with viable alternatives to foreclosure. As a result, fewer of our loans are proceeding through foreclosure to REO acquisition. Our REO inventory (measured in number of properties) declined 12% from December 31, 2014 to March 31, 2015 primarily due to: (a) REO dispositions exceeding our acquisitions; (b) a declining number of seriously delinquent loans; and (c) property sales to third parties at foreclosure.
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
Risk Profile
In the first quarter of 2015, our single-family REO acquisitions were highest in the Southeast and North Central regions, representing 31% and 28%, respectively, of total single-family REO acquisitions for the period. Our single-family REO acquisitions in the first quarter of 2015 were highest in Florida, Illinois, Ohio, and Michigan, which collectively represented 38% of total single-family REO acquisitions during that period, based on the number of properties, and comprised 38% of our total single-family REO property inventory at March 31, 2015.

56	Freddie Mac

Our REO acquisition activity is disproportionately high for certain types of loans, including loans with certain higher-risk characteristics. For example, the percentage of interest-only and Alt-A loans in our single-family credit guarantee portfolio, based on UPB, was approximately 2% and 3%, respectively, at March 31, 2015. The percentage of our REO acquisitions in the first quarter of 2015 that had been financed by either of these loan types represented approximately 20% of our total REO acquisitions, based on loan amount prior to acquisition. In addition, loans from our 2005-2008 Legacy single-family book comprised approximately 71% of our REO acquisition activity during the first quarter of 2015.
The North Central region comprised 29% and 30% of our single-family REO property inventory, based on the number of properties, as of March 31, 2015 and December 31, 2014, respectively, and the Southeast region comprised 27% and 29%, respectively, at those dates. The North Central region generally has experienced more challenging economic conditions, includes a number of states with longer foreclosure timelines due to local laws and foreclosure processes, and has housing markets with generally lower demand and lower home values than other regions. In the Southeast region, Florida comprised 16% of our total single-family REO inventory at March 31, 2015 and has been one of the states with high REO severity rates in the last several years. See "NOTE 6: REAL ESTATE OWNED" for more information on our REO properties.
As of March 31, 2015, approximately 48% of our REO properties were unable to be marketed because the properties were occupied, under repair, or are located in states with a redemption period (particularly in the states of Illinois, Michigan, and Minnesota) and 11% of the properties were being evaluated for listing and determination of our sales strategy. As of March 31, 2015, approximately 23% of our REO properties were listed and available for sale and 18% of our inventory was pending the settlement of sales. Though it varied significantly in different states, the average holding period of our single-family REO properties, excluding any redemption period, was 245 days and 217 days for our REO dispositions during the first quarter of 2015 and the first quarter of 2014, respectively.
Multifamily Mortgage Credit Risk
To manage the credit risk in our multifamily mortgage portfolio, we focus on: (a) using prudent standards and processes with a prior approval underwriting approach on the substantial majority of loans we purchase or guarantee; (b) selling the expected credit risk to private investors that hold the subordinated tranches in our multifamily K Certificate and other similar securitizations; and (c) portfolio management activities, including loss mitigation. We monitor the loan performance, the underlying properties and a variety of mortgage loan characteristics that may affect the default experience on our multifamily mortgage portfolio, such as the debt service coverage ratio, LTV ratio, geographic location, payment type, and loan maturity. See "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES" for additional credit quality information of multifamily loans on our consolidated balance sheets. See “NOTE 5: IMPAIRED LOANS” for information about loss mitigation activities that we have classified as TDRs and the subsequent performance of these loans.
Risk Profile
The table below provides certain attributes of our multifamily mortgage portfolio at March 31, 2015 and December 31, 2014.

57	Freddie Mac

Table 41 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate(1) at
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(dollars in billions)
Mortgage Portfolio:
Legal Structure:
Unsecuritized loans	$55.6	$53.0	0.02%	0.02%
K-Certificates	79.6	76.0	0.01	0.01
Other Freddie Mac mortgage-related securities	5.1	5.0	0.46	0.64
Other guarantee commitments	9.2	9.3	—	—
Total	$149.5	$143.3	0.03%	0.04%
Unsecuritized loans, excluding held-for-sale loans:(2)
Original LTV ratio:
Below 75%	$29.4	$30.3	0.04%	0.04%
75% to 80%	9.4	9.8	—	—
Above 80%	0.7	0.7	—	—
Total	$39.5	$40.8	0.03%	0.03%
Weighted average LTV ratio at origination	68%	68%
Maturity Dates:
2015	$2.3	$3.0	—%	—%
2016	5.2	5.8	—	—
2017	6.0	5.8	—	—
2018	8.3	8.4	—	—
2019	7.3	7.4	0.16	0.15
Beyond 2019	10.4	10.4	—	—
Total	$39.5	$40.8	0.03%	0.03%
Year of Acquisition:
2010 and prior	$33.6	$35.5	0.03%	0.03%
2011 and after	5.9	5.3	—	—
Total	$39.5	$40.8	0.03%	0.03%
Freddie Mac Mortgage-Related Securities:(3)
Year of Issuance:(4)
2010 and prior	$11.0	$11.0	0.30%	0.39%
2011	11.1	11.2	—	—
2012	16.2	16.5	—	—
2013	23.8	23.9	—	—
2014	18.2	18.5	—	—
2015	4.4	N/A	—	N/A
Total	$84.7	$81.1	0.04%	0.05%
Subordination Level at Issuance:
No subordination	$0.8	$0.8	—%	0.06%
Below 10%	4.4	4.4	—	—
10% to 15%	33.5	32.0	0.10	0.14
Above 15%	46.0	43.9	—	—
Total	$84.7	$81.1	0.04%	0.05%

(1)	Within these columns, "—" represents less than 0.005%.

(2)	Multifamily held-for-sale loans are primarily those awaiting securitization, and totaled $16.1 billion and $12.1 billion as of March 31, 2015 and December 31, 2014, respectively.

(3)	Consists of loans and bonds underlying Freddie Mac mortgage-related securities, which are primarily our K Certificates. Excludes other guarantee commitments.

(4)	Based on the year that we issued our guarantee.
Multifamily Product Types
Most multifamily loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity. Therefore, the borrower’s potential inability to refinance or pay off the loan at maturity is a key loan attribute we monitor. Borrowers may be less able to refinance their obligations during periods of rising interest rates or adverse market conditions, which could lead to default if the borrower is unable to find affordable refinancing before the loan matures. Of the $39.5 billion in UPB of our unsecuritized held-for-investment multifamily loans as of March 31, 2015, approximately 19% will mature during the last nine

58	Freddie Mac

months of 2015 and full-year of 2016, and the remaining 81% will mature in 2017 and beyond. Approximately 87% of the multifamily loans underlying our mortgage-related securities are scheduled to mature in 2019 and beyond.
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
Multifamily Credit Enhancements
Our primary business model in the Multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. With this model, we have securitized $98.0 billion in UPB of multifamily loans between 2009 and March 31, 2015 and have attracted private capital to the multifamily market from investors who purchase subordinated securities that we do not issue or guarantee. These securities are backed by loans that are sourced by our seller/servicers and directly underwritten by us. Our K Certificate transactions are primarily structured such that private investors that hold unguaranteed subordinated securities are the first to absorb losses on the underlying loans. The amount of subordination to the guaranteed certificates is set at a level that we believe is sufficient to cover amounts in excess of the expected credit losses on the loans. As a result, we believe private investors will absorb the expected credit risk in these transactions and thereby reduce the loss exposure to us and U.S. taxpayers. At March 31, 2015 and December 31, 2014, the UPB of K Certificates with subordination coverage was $79.2 billion and $75.5 billion, respectively, and the average subordination coverage on these securities was 18% at both dates. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protections and other forms of credit enhancements covering loans in our multifamily mortgage portfolio.
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
As of March 31, 2015 and December 31, 2014, there were five and eight delinquent loans in our multifamily mortgage portfolio, respectively. Our multifamily mortgage portfolio delinquency rate of 0.03% and 0.04% at March 31, 2015 and December 31, 2014, respectively, reflects continued strong portfolio performance and positive market fundamentals. Our delinquency rate for credit-enhanced loans was 0.04% and 0.05% at March 31, 2015 and December 31, 2014, respectively, and for non-credit-enhanced loans was 0.02% at both March 31, 2015 and December 31, 2014. The delinquency rate on loans underlying our K Certificates transactions was 0.01% at both March 31, 2015 and December 31, 2014. Since we began issuing K Certificates, we have experienced no credit losses associated with our guarantees on these securities. As of March 31, 2015, approximately 76% of the loans in our multifamily mortgage portfolio that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans and guarantees.
See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about the loans in our multifamily mortgage portfolio, including geographic and other concentrations of risk associated with these loans.
Institutional Credit Risk
We have exposure to many types of institutional counterparties, including; (a) seller/servicers; (b) mortgage insurers; (c) bond insurers; (d) cash and other investments counterparties; (e) agency and non-agency mortgage-related security issuers and servicers; (f) document, securities and cash custodians; and (g) derivative counterparties. The failure of any of our significant counterparties to meet their obligations to us could have a material adverse effect on our results of operations, financial condition, and our ability to conduct future business. For example, our credit losses could increase if an entity that provides credit enhancement fails to fulfill its obligation (e.g., a mortgage insurer fails to pay a claim), as this would reduce the amount of our credit loss recoveries.
Our principal strategies for managing institutional credit risk are: (a) maintaining policies and procedures, including eligibility standards that govern our business with our counterparties; (b) evaluating counterparty financial strength and performance; (c) monitoring our exposure to our counterparties; and (d) engaging underperforming counterparties and limiting our losses from their nonperformance of obligations, when possible.
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

59	Freddie Mac

Single-family Mortgage Seller/Servicers
We are exposed to institutional credit risk related to the potential insolvency of, or non-performance by, our single-family sellers and servicers. If our servicers lack appropriate controls, experience a failure in their controls, or experience an operating disruption, including as a result of legal or regulatory actions or ratings downgrades, our business and financial results could be adversely affected.
We have contractual arrangements with our sellers under which they agree to sell us mortgage loans, and represent and warrant that those loans meet specified eligibility and underwriting standards. Our servicers represent and warrant to us that those loans will be serviced in accordance with our servicing contract. We maintain eligibility standards for our seller/servicers. In January 2015, FHFA proposed new minimum eligibility standards for our seller/servicers. FHFA stated that it anticipates finalizing the requirements in the second quarter of 2015, and anticipates that the requirements will be effective six months after they are finalized.
Seller/servicers approved to do business with us are subject to our ongoing monitoring and review, which requires regular financial reporting to us. Based on our monitoring procedures, we may disqualify or suspend a seller or servicer with or without cause at any time. Once a seller is disqualified or suspended, we no longer accept mortgages originated by that counterparty and we may seek to terminate outstanding commitments. Similarly, when a servicer is disqualified or suspended, we no longer allow additional loans to be serviced by that servicer and we seek to transfer pre-existing servicing to eligible institutions.
We maintain a quality control process under which we review loans for compliance with our standards. If we discover that representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies may include the ability to require the seller or the servicer to repurchase the loan at its current UPB, reimburse us for losses realized with respect to the loan after consideration of any other recoveries, and/or indemnify us. In January 2015, we launched Loan Coverage Advisor, a new tool that allows our sellers to track significant events for the loans they sell us, including the dates when the seller obtains relief from certain representations and warranties.
Risk Profile
A significant portion of our single-family mortgage portfolio is acquired from, and serviced by, several large lenders. Although our business with our mortgage sellers is concentrated, a number of our largest single-family mortgage seller counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders in recent years. As a result, we are acquiring a greater portion of our business volume directly from non-depository and smaller depository financial institutions that may not have the same financial strength or operational capacity as our largest mortgage seller counterparties. We could incur losses on defaulted loans if a mortgage seller who is obligated to repurchase loans from us for an underwriting or eligibility breach becomes insolvent or is otherwise unable to perform its obligations to us.
As of both March 31, 2015 and December 31, 2014, we estimate that more than 23% of our total single-family credit guarantee portfolio was serviced by non-depository servicers, including approximately 12% and 13%, respectively, of our portfolio that was serviced by our three largest non-depository servicers, on a combined basis. Some non-depository servicers have grown rapidly in recent years and now service a large share of our loans. These non-depository servicers may not have the same financial strength, internal controls, or operational capacity as our depository servicers. Certain non-depository servicers have recently been the subject of significant adverse scrutiny from regulators. Several of these non-depository servicers also service a large share of the loans underlying our investments in non-agency mortgage-related securities.
Our top three non-depository servicers include subsidiaries of Ocwen Financial Corp. (Ocwen). Ocwen and its subsidiaries and/or affiliates have been the subject of significant adverse regulatory scrutiny, and Ocwen's credit rating and servicer rating have been downgraded. Ocwen has announced that it continues to prepare and evaluate information related to its ability to operate as a going concern and to provide such information to its auditors for purposes of the audit of Ocwen's 2014 financial statements. Ocwen subsequently announced an amendment to its senior secured term loan with certain lenders which: (a) removed the requirement that Ocwen’s financial statements and the related audit report for 2014 be unqualified as to going concern; and (b) extended the required time period for delivery of its 2014 audited financial statements to May 29, 2015. Ocwen stated that following the execution of this amendment and other amendments to its debt agreements, no defaults on its debt agreements will occur in the event that Ocwen’s auditor includes disclosure in its 2014 audit report relating to Ocwen’s ability to operate as a going concern. On April 30, 2015, Ocwen announced that it intends to file its 2014 Form 10-K no later than May 29, 2015. During the first quarter of 2015, Ocwen announced several transactions involving Freddie Mac. In these transactions, Ocwen agreed to transfer servicing of approximately $20 billion in UPB of loans owned by Freddie Mac, which represents approximately 46% of Freddie Mac loans serviced by Ocwen at March 31, 2015.
For more information about our seller/servicers, including concentration information about these counterparties, see “RISK FACTORS — Competitive and Market Risks — Our financial results may be adversely affected if mortgage seller/servicers fail to perform their repurchase and other obligations to us" in our 2014 Annual Report and "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Seller/Servicers."

60	Freddie Mac

Multifamily Mortgage Seller/Servicers
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
Mortgage Insurers
We are exposed to institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. As a guarantor, we remain responsible for the payment of principal and interest for securities we guarantee if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers fails to fulfill its obligations, we could experience increased credit losses.
We attempt to manage this risk by establishing eligibility standards for mortgage insurers and by monitoring our exposure to individual mortgage insurers. Our monitoring includes performing periodic analysis of the financial capacity of individual mortgage insurers under various adverse economic conditions.
In April 2015, at the direction of FHFA, we published revised eligibility requirements for mortgage insurers that include financial requirements determined using a risk-based framework. The revised eligibility requirements will become effective for all Freddie Mac-approved mortgage insurers on December 31, 2015. These revised eligibility requirements are designed to strengthen the mortgage insurance industry and enable a financially strong and resilient system that can provide consistent liquidity through the mortgage cycle.
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
Risk Profile
The table below summarizes our exposure to mortgage insurers as of March 31, 2015. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance. As of March 31, 2015, we had primary mortgage insurance coverage on loans that represented approximately 14% of the UPB of our single-family credit guarantee portfolio.

61	Freddie Mac

Table 42 — Mortgage Insurance by Counterparty(1)

			As of March 31, 2015
			UPB of Covered Loans		Coverage Outstanding
Counterparty Name	Credit Rating	Credit Rating Outlook	Primary Insurance(2)	Pool Insurance(2)	Primary Insurance(3)	Pool Insurance(3)
			(in millions)
Radian Guaranty Inc. (Radian)	BB	Positive	$51,003	$2,233	$12,996	$720
United Guaranty Residential Insurance Company	BBB+	Stable	50,020	111	12,865	31
Mortgage Guaranty Insurance Corporation (MGIC)	BB-	Stable	49,229	220	12,641	3
Genworth Mortgage Insurance Corporation	BB-	Positive	32,469	172	8,270	38
Essent Guaranty, Inc.	BBB	Stable	18,168	—	4,639	—
PMI Mortgage Insurance Co. (PMI)(4)	Not Rated	N/A	11,283	117	2,795	67
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	8,881	99	2,215	34
Triad Guaranty Insurance Corporation (Triad)(5)	Not Rated	N/A	4,171	46	1,050	5
Arch Mortgage Insurance Company	BBB+	Stable	3,420	1	848	—
Others	N/A	N/A	1,845	—	445	—
Total			$230,489	$2,999	$58,764	$898

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of April 21, 2015. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

(2)
These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 4.6 — Recourse and Other Forms of Credit Protection” for further information.

(3)
Represents the remaining aggregate contractual limit for reimbursement of losses under the respective policy type. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance.

(4)
In March 2014, PMI began paying valid claims 67% in cash and 33% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 55% in cash. In April 2015, PMI began paying valid claims 70% in cash and 30% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 67% in cash.

(5)	In December 2013, Triad began paying valid claims 75% in cash and 25% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 60% in cash.
PMI and Triad are both in rehabilitation, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers shown in the table above. As of March 31, 2015, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain.
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
Risk Profile
Our cash and other investments (including cash equivalents) counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. As of March 31, 2015 and December 31, 2014, including amounts related to our consolidated VIEs, there were $66.3 billion and $71.4 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; and (c) cash deposited with the Federal Reserve Bank of New York. Although we monitor the financial strength of our counterparties to these transactions and have collateral maintenance requirements for our securities purchased under agreements to resell, we have exposure to loss should any of our counterparties become insolvent. See "RISK FACTORS — Competitive and Market Risks — Our business could be adversely affected if counterparties to derivatives and short-term lending and other transactions fail to meet their obligations to us" in our 2014 Annual Report for further information. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.
Our investments in non-mortgage-related securities at March 31, 2015 and December 31, 2014 were in U.S. Treasury securities.

62	Freddie Mac

Agency and Non-Agency Mortgage-Related Security Issuers and Servicers
Our investments in securities expose us to institutional credit risk to the extent that issuers, servicers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations.
Risk Profile
A significant portion of single-family mortgages underlying our investments in non-agency mortgage-related securities is serviced by non-depository servicers. As of March 31, 2015, approximately 44% of our investments in single-family non-agency mortgage-related securities, based on UPB, were serviced by subsidiaries and/or affiliates of Ocwen, and Ocwen was the only non-depository servicer who serviced 10% or more of the UPB underlying our investments in non-agency mortgage-related securities at that date. Ocwen and its subsidiaries and/or affiliates have been the subject of significant adverse regulatory scrutiny, and Ocwen's credit rating and servicer rating have been downgraded. Ocwen has announced that it continues to prepare and evaluate information related to its ability to operate as a going concern and to provide such information to its auditors for purposes of the audit of Ocwen's 2014 financial statements. Ocwen subsequently announced an amendment to its senior secured term loan with certain lenders which: (a) removed the requirement that Ocwen’s financial statements and the related audit report for 2014 be unqualified as to going concern; and (b) extended the required time period for delivery of its 2014 audited financial statements to May 29, 2015. Ocwen stated that following the execution of this amendment and other amendments to its debt agreements, no defaults on its debt agreements will occur in the event that Ocwen’s auditor includes disclosure in its 2014 audit report relating to Ocwen’s ability to operate as a going concern. On April 30, 2015, Ocwen announced that it intends to file its 2014 Form 10-K no later than May 29, 2015.
Derivative Counterparties
We use cleared derivatives, exchange-traded derivatives, and OTC derivatives, and are exposed to institutional credit risk with respect to our derivative counterparties. Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts.
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
On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties, clearinghouses, and clearing members to confirm that they continue to meet our internal standards. We assign internal ratings and set exposure limits for each counterparty based on quantitative and qualitative analysis, which we update and monitor on a regular basis. We conduct additional reviews when market conditions dictate or certain events affecting an individual counterparty occur. These activities may not eliminate all of the risks associated with derivative counterparties.
Risk Profile
The table below summarizes the rating profile of our net exposure to derivative counterparties (after considering cash and non-cash collateral held by us).
Table 43 — Derivative Counterparty Credit Exposure

	As of March 31, 2015
Ratings of OTC interest-rate swaps and swaptions counterparties	Number of Counterparties(1)	Fair Value - Gain Position(2)	Fair Value - Gain Position Net of Collateral(3)
	(dollars in millions)
AA- or above	4	$185	$7
A+, A or A-	11	3,039	32
BBB+, BBB or BBB-	2	—	—
Total OTC	17	3,224	39
Cleared and exchange-traded derivatives		3	3
Total		$3,227	$42

(1)	Based on legal entities. We use the lower of S&P and Moody's ratings to manage collateral requirements. In this table, the Moody's rating of the legal entity is stated in terms of the S&P equivalent.

(2)	Represents the fair value of derivative instruments in a net gain position after netting by counterparty, where allowable.

(3)	For this purpose, collateral consists of cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure.

63	Freddie Mac

Over time, our exposure to individual derivative counterparties varies depending on changes in fair values, which are affected by changes in interest rates, yield curves, the implied volatility of interest rates, and the mix and balance of products in our derivative portfolio.
Approximately 99% of our $3.2 billion fair value - gain position related to OTC interest-rate swap and option-based derivatives was collateralized at March 31, 2015. The remaining uncollateralized exposure was primarily due to market movements during the time period between when a derivative was measured at fair value or settled and when we received the related collateral, as well as exposure amounts below the applicable counterparty collateral posting threshold. Collateral is typically transferred within one business day based on the values of the related derivatives.
For information about the concentration of credit risk among our OTC derivative counterparties, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Master Netting and Collateral Agreements.”
We are required to post initial margin for cleared and exchange-traded derivative transactions. We posted cash and non-cash collateral of $3.4 billion as of March 31, 2015 to meet our initial margin requirements. Under CFTC regulations, clearinghouses and clearing members are required to segregate customer property. This is designed to reduce the customer's (i.e., Freddie Mac's) credit risk exposure related to the initial margin posted by the customer. However, we are also exposed to the operational risk of the clearing members, exchanges, clearinghouses, or other financial intermediaries we use to facilitate these transactions. The immediate parent entities of the clearinghouses we use were rated AA- and A+ as of March 31, 2015.
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
In addition, we have derivative liabilities where we post collateral to OTC derivative counterparties, clearinghouses and clearing members in accordance with agreed upon thresholds. In some instances, market movements result in us having provided collateral that has fair value in excess of our obligation, which represents our overcollateralization exposure. Collateral is typically transferred within one business day based on the values of the related derivatives. For information about margin we have posted in connection with our derivatives, and additional collateral we may be required to post if our credit rating by S&P or Moody’s is lowered or withdrawn, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Collateral Pledged.”
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
We have made and are making considerable enhancements to our risk management framework. During 2013, we adopted an integrated enterprise risk management framework that enables us to place more focus on high risk business processes and activities. During 2014, we leveraged this enterprise risk management framework to implement a redesigned and enhanced three-lines-of-defense methodology. We are using this redesigned and enhanced three-lines-of-defense methodology to both strengthen risk ownership in our business units and add clarity to risk management roles and responsibilities. As part of this effort, we have moved or are moving several key functions within the organization to better align business decision-making with the first line of defense. We believe these enhancements will improve our risk management effectiveness. During our implementation period, we may experience elevated operational risks. We are managing this risk.
To ensure the continued operating effectiveness of the risk management program, the company has in place a governance structure including enterprise wide oversight provided by the Board, CERO and CCO, as well as several management committees. In order to evaluate and monitor operational risk, each business unit completes a quarterly assessment using the Risk and Control Self-Assessment (RCSA) framework. The framework is designed to identify and assess the business unit's exposure to operational risk and determines if additional action is required to manage the risk to a prudent level.

64	Freddie Mac

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
Risk Profile
We continue to strengthen operational controls. During 2014, we improved our operational risk framework to focus on high risk activities and reduced our outstanding control issues to relatively low levels. Additionally, we improved our out-of-region disaster recovery capabilities. In 2014, our out-of-region data center became operational, which improved our ability to recover our business systems in the event of a catastrophic regional business event (e.g., a disaster that affects our Northern Virginia production data centers). We continue to face significant levels of operational risks, including those discussed in “RISK FACTORS — Operational Risks” in our 2014 Annual Report.
We face increased operational risk due to the magnitude and complexity of FHFA and other new initiatives we are undertaking, including initiatives we are pursuing under the Conservatorship Scorecard. We continue to make various multi-year investments to build the infrastructure for a future housing finance system, including the development of the common securitization platform and a single security. If these initiatives are not successful, we may not recover our investments.
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
On April 15, 2015, we announced that Anil Hinduja has been named Executive Vice President - Chief Enterprise Risk Officer, and will replace Mark A. DeLong - Senior Vice President - Enterprise Operational Risk Management and Jorge A. Reis - Senior Vice President - Enterprise Chief Risk Officer for the Investments & Capital Markets business, who currently serve as interim co-chief enterprise risk officers. Mr. Hinduja will begin his employment at Freddie Mac later this year.
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015. As of March 31, 2015, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our business activities require that we maintain adequate liquidity to fund our operations. We fund our cash needs primarily by issuing short-term and long-term debt. We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities. However, the costs and availability of our debt funding could vary for a number of reasons, including the uncertainty about the future of the GSEs and any future downgrades in our credit ratings or the credit ratings of the U.S. government.
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
Liquidity Management
Maintaining sufficient liquidity is of primary importance to and a cost of our business. To facilitate cash management, we forecast cash outflows and inflows using assumptions and models. These forecasts help us to manage our liabilities with respect to the timing of our cash flows. Differences between actual and forecast cash outflows and inflows could result in higher costs, as we could issue a higher amount of debt than needed, unexpectedly need to issue debt, or overdraw our accounts at the Federal Reserve Bank of New York. We maintain daily cash reserves to manage this risk.
During the three months ended March 31, 2015, the majority of the funds in our liquidity and contingency operating portfolio was deposited with the Federal Reserve Bank of New York, invested in U.S. Treasury securities, or invested in securities purchased under agreements to resell. In the event of a downgrade of a position or counterparty, as applicable, below

65	Freddie Mac

minimum rating requirements, we make an assessment whether to exit the existing position or continue to do business with the counterparty.
Our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market interest rates, market confidence, operational risks, and other factors. For more information, see “RISK FACTORS — Competitive and Market Risks — Our activities may be adversely affected by limited availability of financing and increased funding costs” in our 2014 Annual Report.
Other Debt Securities
During the three months ended March 31, 2015, we had sufficient access to the debt markets due largely to support from the U.S. government. Our effective short-term debt was 38% and 43% of outstanding other debt at March 31, 2015 and December 31, 2014, respectively. Effective short-term debt is the aggregate of short-term debt and the current portion of long-term debt (the portion due within one year). The categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt. We rely significantly on our ability to issue debt on an on-going basis to refinance our effective short-term debt.
Our debt cap under the Purchase Agreement is $563.6 billion in 2015 and will decline to $479.0 billion on January 1, 2016. As of March 31, 2015, our aggregate indebtedness was $450.7 billion. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.
Other Debt Activities
The table below summarizes the par value of other debt securities we issued or paid off, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases, during the three months ended March 31, 2015 and the three months ended March 31, 2014. We repurchase, call, or exchange our outstanding debt securities from time to time for a variety of reasons, including: (a) for economic reasons; (b) to manage the composition of liabilities funding our assets; or (c) to help support the liquidity of our other debt securities.
Table 44 — Activity in Other Debt

	Three Months Ended March 31,
	2015	2014
	(dollars in millions)
Beginning balance	$454,029	$511,345
Issued during the period:
Short-term:
Amount	$61,610	$40,056
Weighted-average effective interest rate	0.10%	0.11%
Long-term:
Amount	$40,913	$22,947
Weighted-average effective interest rate	1.20%	1.23%
Total issued:
Amount	$102,523	$63,003
Weighted-average effective interest rate	0.54%	0.52%
Paid off during the period:(1)
Short-term:
Amount	$(79,891)	$(66,642)
Weighted-average effective interest rate	0.09%	0.12%
Long-term:
Amount	$(25,924)	$(49,372)
Weighted-average effective interest rate	2.09%	1.66%
Total paid off:
Amount	$(105,815)	$(116,014)
Weighted-average effective interest rate	0.58%	0.77%
Ending balance	$450,737	$458,334

(1)	Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.
Credit Ratings
Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of April 21, 2015.

66	Freddie Mac

Table 45 — Freddie Mac Credit Ratings

Nationally Recognized Statistical Rating Organization
	S&P	Moody’s	Fitch
Senior long-term debt(1)	AA+	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	AA-	Aa2	AA-
Preferred stock(4)	D	Ca	C/RR6
Outlook	Stable	Stable	Stable

(1)	Consists of medium-term notes and Reference Notes securities.

(2)	Consists of Reference Bills securities and discount notes.

(3)	Consists of Freddie SUBS securities.

(4)	Does not include senior preferred stock issued to Treasury.
Our credit ratings and outlooks are primarily based on the support we receive from Treasury, and therefore are affected by changes in the credit ratings and outlooks of the U.S. government.
For information about factors that could lead to future ratings actions, and the potential impact of a downgrade in our credit ratings, see “RISK FACTORS — Competitive and Market Risks — Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business” in our 2014 Annual Report.
A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.
Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities
Excluding amounts related to our consolidated VIEs, we held $52.4 billion and $56.0 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at March 31, 2015 and December 31, 2014, respectively. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At March 31, 2015, our non-mortgage-related securities consisted of U.S. Treasury securities that we could sell or pledge to provide us with an additional source of liquidity to fund our business operations. We also maintained non-interest-bearing deposits at the Federal Reserve Bank of New York, which are included in cash and cash equivalents on our consolidated balance sheets. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”
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
We believe that the amount of mortgage-related assets that we could successfully sell or borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related assets we hold. Due to the large size of our portfolio of mortgage assets, current market conditions, and the significant amount of distressed assets in our retained mortgage portfolio, there would likely be insufficient market demand for large amounts of these assets over a prolonged period of time, which would limit our ability to sell or borrow against these assets.
We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” for more information on the relative liquidity of our mortgage assets.
Cash Flows
Our cash and cash equivalents decreased by $0.5 billion to $10.4 billion during the three months ended March 31, 2015, as compared to a decrease of $0.7 billion to $10.6 billion during the three months ended March 31, 2014. Cash flows used in operating activities during the three months ended March 31, 2015 were $3.5 billion primarily driven by increased net purchases of held-for-sale mortgage loans. Cash flows provided by operating activities during the three months ended March 31, 2014 were $4.2 billion primarily driven by cash proceeds from net interest income. Cash flows provided by investing

67	Freddie Mac

activities, primarily comprised of net proceeds received as a result of repayments of single-family held-for-investment mortgage loans, were $50.6 billion and $84.6 billion, during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively. Cash flows used for financing activities, primarily driven by funds used to repay debt securities of consolidated trusts held by third parties and other debt, were $47.6 billion and $89.5 billion, during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively.
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
At March 31, 2015, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. In future periods, we may experience variability in our net income and/or comprehensive income due to changes in factors such as interest rates, yield curves, implied volatility, home prices, and mortgage spreads. Such changes could adversely affect our net worth and result in additional draws under the Purchase Agreement. For more information, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods” in our 2014 Annual Report.
Based on our Net Worth Amount at March 31, 2015 and the 2015 Capital Reserve Amount of $1.8 billion (which will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018), our dividend obligation to Treasury in June 2015 will be $0.7 billion. We paid dividends of $0.9 billion in cash on the senior preferred stock during the three months ended March 31, 2015, based on our Net Worth Amount at December 31, 2014. Through March 31, 2015, we have paid aggregate cash dividends to Treasury of $91.8 billion, an amount that is $20.5 billion more than our aggregate draws received under the Purchase Agreement. As a result of the net worth sweep dividend we pay to Treasury, we cannot retain capital from the earnings generated by our business operations.
At March 31, 2015, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.
Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. In addition, under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference. Accordingly, while we have paid aggregate cash dividends to Treasury of $91.8 billion, the liquidation preference on the senior preferred stock remains $72.3 billion.
FAIR VALUE HIERARCHY AND VALUATIONS
We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or non-recurring basis. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of the fair value hierarchy under the accounting guidance for fair value measurements and disclosures are described in “NOTE 16: FAIR VALUE DISCLOSURES — Fair Value Measurements.”
Level 3 Recurring Fair Value Measurements
The process for determining fair value using unobservable inputs (Level 3) is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. At March 31, 2015 and December 31, 2014, we measured and recorded 23% and 28%, respectively, of total assets carried at fair value on our consolidated balance sheets on a recurring basis using unobservable inputs. At both March 31, 2015 and December 31, 2014, we measured and recorded less than 1% of total liabilities carried at fair value on our consolidated balance sheets on a recurring basis using unobservable inputs. These percentages were calculated before the impact of counterparty and cash collateral netting. See “NOTE 16: FAIR VALUE DISCLOSURES — Changes in Fair Value Levels” for a discussion of changes in our Level 3 assets and liabilities and “Table 16.2 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs” for the Level 3 reconciliation.
Consideration of Credit Risk in Our Valuation
We consider credit risk in the valuation of our assets and liabilities through consideration of credit risk of the counterparty in asset valuations and through consideration of our own institutional credit risk in liability valuations on our GAAP consolidated balance sheets.

68	Freddie Mac

See “NOTE 16: FAIR VALUE DISCLOSURES — Valuation Techniques for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value” and “ — Valuation Processes and Controls Over Fair Value Measurements” in this Form 10-Q and our 2014 Annual Report for additional information regarding the valuation of our assets and liabilities.
OFF-BALANCE SHEET ARRANGEMENTS
We enter into certain business arrangements that are not recorded on our consolidated balance sheets or that may be recorded in amounts that differ from the full contract or notional amount of the transaction and that may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets. See “NOTE 14: FINANCIAL GUARANTEES” for more information on our off-balance sheet securitization activities and other guarantee commitments.
We guarantee the payment of principal and interest on non-consolidated Freddie Mac guaranteed mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Our maximum potential off-balance sheet exposure to credit losses relating to these guarantees is primarily represented by the UPB of the underlying loans and securities, which was $112.3 billion and $113.7 billion at March 31, 2015 and December 31, 2014, respectively. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans.
As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” which were $9.5 billion and $9.6 billion at March 31, 2015 and December 31, 2014, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. In addition, as part of the HFA initiative, we, together with Fannie Mae, provide liquidity guarantees for certain variable-rate single-family and multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days. At both March 31, 2015 and December 31, 2014, there were no liquidity guarantee advances outstanding.
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
Our critical accounting policies and estimates relate to: (a) the single-family allowance for loan losses; (b) fair value measurements; (c) impairment recognition on investments in securities; and (d) our ability to realize net deferred tax assets. In the first quarter of 2015, we adopted regulatory guidance issued by FHFA that establishes guidelines for adverse classification and identification of specified single-family and multifamily assets and off-balance sheet credit exposures, including guidelines for recognizing charge-offs on certain single-family loans. Consequently, as of January 1, 2015, we changed when we deem a loan to be uncollectible, and we began to charge-off certain loans that have been deemed uncollectible prior to foreclosure. For additional information about our significant accounting policies, as well as recently issued accounting guidance, see "NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in this Form 10-Q and our 2014 Annual Report.
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

69	Freddie Mac

implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” section of our 2014 Annual Report, and:

•
the actions the U.S. government (including FHFA, Treasury, and Congress) may take, or require us to take, including to further support the housing recovery or to implement FHFA’s 2015 Conservatorship Scorecard and other objectives for us and Fannie Mae;

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

•	the success of our efforts to mitigate our losses on our Legacy single-family books and our investments in non-agency mortgage-related securities;

•	the success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS, K Certificate and other credit risk transfer transactions;

•	our ability to maintain the security of our operating systems and infrastructure (e.g., against cyber attacks);

•	changes in economic and market conditions, including changes in employment rates, interest rates, yield curves, mortgage and debt spreads, and home prices;

•	changes in the U.S. residential mortgage market, including changes in the supply and type of mortgage products (e.g., refinance versus purchase, and fixed-rate versus ARM);

•	our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	the adequacy of our risk management framework;

•	our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

•	our ability to manage interest-rate and other market risks, including the availability of derivative financial instruments needed for risk management purposes;

•	changes or errors in the methodologies, models, assumptions and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs and multifamily K Certificates);

•	changes in the practices of loan originators, investors and other participants in the secondary mortgage market; and

•	other factors and assumptions described in this Form 10-Q and our 2014 Annual Report, including in the “MD&A” sections.
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
The first session of the 114th Congress convened in January 2015. Since that time, a number of bills have been introduced in the Senate and the House of Representatives relating to the future status of Freddie Mac, Fannie Mae and the housing finance system. These include bills that would: (a) place the company into receivership after a period of time; (b) prevent the U.S. government from using increases in our guarantee fees to finance spending; (c) allow us to repay amounts received from Treasury under the Purchase Agreement; and (d) require that our revenues in an amount equal to our minimum capital requirement be held in escrow while we are in conservatorship. The progress of these bills is uncertain, and we cannot predict whether any of them will be enacted.
Executive Compensation
The Board of Directors has received a communication from the Director of FHFA on the compensation of the Chief Executive Officer, as follows:
“Freddie Mac is authorized to submit a proposal for FHFA review and consideration on executive compensation for the position of Freddie Mac Chief Executive Officer (CEO) to address the Board’s obligation and FHFA’s conservatorship and supervisory objectives of providing for CEO retention; effective succession planning for the CEO position; and continuity,

70	Freddie Mac

efficiency and stability of operations during this extended period of conservatorship in which the future of the Enterprise is uncertain and the Enterprise is engaged in market transformative work. Any proposal submitted under this authorization must be consistent with meeting the above objectives; may not propose adjustment of CEO compensation before the third anniversary date of the current CEO (May 7, 2015); and may not propose compensation for the CEO that is higher than the 25th percentile of the market, using the agreed-upon comparator group for FHFA evaluation of compensation of Freddie Mac's executive officers.
A proposal must comply with applicable law, including 12 USC 4518(a) and 4518a, and must be consistent with Freddie Mac's charter act, 12 USC 1452(c). In particular, compensation must be reasonable and comparable with similar positions at similar companies and must take into consideration Freddie Mac's status in conservatorship and FHFA's statutory power as conservator to preserve and conserve assets, 12 USC 4617(b). Recommendations must include pay for performance aspects and may not include a ‘bonus’.”
Affordable Housing Goals for 2014
In March 2015, we reported to FHFA that we achieved three of the five single-family affordable housing benchmarks and both multifamily affordable housing goals for 2014. Freddie Mac may achieve a single-family housing goal by meeting or exceeding either: (a) the FHFA benchmark for that goal; or (b) the actual share of the market that meets the criteria for that goal. FHFA will ultimately make the determination as to whether we achieved compliance with the housing goals for 2014.
Stress Test Results
In February 2015, we submitted to FHFA and the Federal Reserve the results of our stress testing exercise, as required by regulations under the Dodd-Frank Act. Consistent with regulatory requirements, we publicly disclosed on our website the results of the "severely adverse" stress test scenario in April 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks" in our 2014 Annual Report for a discussion of our market risk exposures, including those related to derivatives, and other market risks, as well as our PMVS and duration gap risk measures.
Interest-Rate Risk and Other Market Risks
Our mortgage-related investments portfolio (i.e., mortgage loans and mortgage-related securities), non-mortgage investments, and unsecured debt expose us to interest-rate risk and other market risks, including spread risk, and prepayment risk from: (a) the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans; and (b) unexpected prepayments or differences in expected cash flows due to default of the underlying borrower or modification of loan terms by the servicer. For a majority of our mortgage-related investments, the mortgage borrower has the option to make unscheduled payments of additional principal or to completely pay off a mortgage loan at any time before its scheduled maturity date (without having to pay a prepayment penalty) or make principal payments in accordance with the contractual obligation.
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

71	Freddie Mac

Duration Gap and PMVS Results
The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the three months ended March 31, 2015 and the three months ended March 31, 2014. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear.
Our PMVS-L (50 basis points) exposure at March 31, 2015 was $100 million, which decreased compared to December 31, 2014 primarily due to a decrease in our duration exposure. On an average basis for the three months ended March 31, 2015, our PMVS-L (50 basis points) was $123 million, primarily resulting from our duration exposure.
Table 46 — PMVS and Duration Gap Results

				PMVS-YC	PMVS-L
				25 bps	50 bps	100 bps
				(in millions)
Assuming shifts of the LIBOR yield curve:
March 31, 2015				$32	$100	$359
December 31, 2014				$—	$102	$396

	Three Months Ended March 31,
	2015			2014
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	0.1	$28	$123	(0.3)	$12	$84
Minimum	(0.3)	$4	$61	(2.4)	$1	$—
Maximum	0.8	$47	$250	0.4	$50	$509
Standard deviation	0.2	$11	$38	0.7	$12	$135
Derivatives have historically enabled us to reduce our interest-rate risk exposure, which could have been higher without the use of derivatives. The table below shows that the PMVS-L risk levels for the periods presented would have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(3.5) billion at March 31, 2015, an increase of $0.3 billion from December 31, 2014.
Table 47 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)
At:
March 31, 2015	$3,573	$100	$(3,473)
December 31, 2014	$3,226	$102	$(3,124)
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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as

72	Freddie Mac

of March 31, 2015, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2015
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 and concluded that the matter discussed below had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We have made and are making considerable enhancements to our risk management framework. During 2014, we implemented a redesigned and enhanced three-lines-of-defense methodology. As part of this effort, in 2015 we have moved, or are moving, several key functions within the organization. During our implementation period, we may experience elevated operational risks. We are managing this risk. For more information, see “MD&A — RISK MANAGEMENT — Operational Risk — Risk Management Framework.”
Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting
As described above under “Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of March 31, 2015 that we have not remediated.
Based on discussions with FHFA and given the structural nature of this material weakness, we believe it is likely that we will not remediate it while we are under conservatorship. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the three months ended March 31, 2015 have been prepared in conformity with GAAP.

73	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

74	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in millions, except share-related amounts)
Interest income
Mortgage loans:
Held by consolidated trusts	$13,879	$14,484
Unsecuritized	1,575	1,662
Total mortgage loans	15,454	16,146
Investments in securities	1,335	1,510
Other	11	5
Total interest income	16,800	17,661
Interest expense
Debt securities of consolidated trusts	(11,487)	(12,243)
Other debt:
Short-term debt	(38)	(41)
Long-term debt	(1,563)	(1,788)
Total interest expense	(13,088)	(14,072)
Expense related to derivatives	(65)	(79)
Net interest income	3,647	3,510
Benefit (provision) for credit losses	499	(85)
Net interest income after benefit (provision) for credit losses	4,146	3,425
Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(80)	12
Gains (losses) on retirement of other debt	1	7
Derivative gains (losses)	(2,403)	(2,351)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(89)	(331)
Portion of other-than-temporary impairment recognized in AOCI	(4)	(33)
Net impairment of available-for-sale securities recognized in earnings	(93)	(364)
Other gains (losses) on investment securities recognized in earnings	417	766
Other income (loss)	11	5,041
Non-interest income (loss)	(2,147)	3,111
Non-interest expense
Salaries and employee benefits	(232)	(233)
Professional services	(113)	(138)
Occupancy expense	(12)	(13)
Other administrative expense	(94)	(84)
Total administrative expense	(451)	(468)
Real estate owned operations (expense) income	(75)	(59)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(222)	(178)
Other expense	(463)	(66)
Non-interest expense	(1,211)	(771)
Income before income tax expense	788	5,765
Income tax expense	(264)	(1,745)
Net income	524	4,020
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	157	427
Changes in unrealized gains (losses) related to cash flow hedge relationships	59	52
Changes in defined benefit plans	6	—
Total other comprehensive income (loss), net of taxes and reclassification adjustments	222	479
Comprehensive income	$746	$4,499
Net income	$524	$4,020
Undistributed net worth sweep and senior preferred stock dividends	(746)	(4,499)
Net loss attributable to common stockholders	$(222)	$(479)
Net loss per common share — basic and diluted	$(0.07)	$(0.15)
Weighted average common shares outstanding (in millions) — basic and diluted	3,236	3,237
The accompanying notes are an integral part of these consolidated financial statements.

75	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
	(in millions, except share-related amounts)
Assets
Cash and cash equivalents (includes $0 and $2, respectively, related to our consolidated VIEs)	$10,407	$10,928
Restricted cash and cash equivalents (includes $8,686 and $8,532, respectively, related to our consolidated VIEs)	8,689	8,535
Federal funds sold and securities purchased under agreements to resell (includes $19,775 and $13,500, respectively, related to our consolidated VIEs)	47,166	51,903
Investments in securities:
Available-for-sale, at fair value (includes $29 and $9, respectively, pledged as collateral that may be repledged)	100,497	106,550
Trading, at fair value (includes $2,546 and $1,884, respectively, pledged as collateral that may be repledged)	37,660	30,437
Total investments in securities	138,157	136,987
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $2,554 and $2,884, respectively)	1,565,078	1,558,094
Unsecuritized (net of allowances for loan losses of $16,094 and $18,877, respectively)	126,118	130,118
Total held-for-investment mortgage loans, net	1,691,196	1,688,212
Held-for-sale, at lower-of-cost-or-fair-value (includes $16,495 and $12,130 at fair value, respectively)	18,863	12,368
Total mortgage loans, net	1,710,059	1,700,580
Accrued interest receivable (includes $5,102 and $5,124, respectively, related to our consolidated VIEs)	5,998	6,034
Derivative assets, net	695	822
Real estate owned, net (includes $43 and $44, respectively, related to our consolidated VIEs)	2,294	2,558
Deferred tax assets, net	19,388	19,498
Other assets (Note 19) (includes $3,563 and $2,596, respectively, related to our consolidated VIEs)	8,750	7,694
Total assets	$1,951,603	$1,945,539
Liabilities and equity
Liabilities
Accrued interest payable (includes $4,695 and $4,702, respectively, related to our consolidated VIEs)	$6,135	$6,325
Debt, net:
Debt securities of consolidated trusts held by third parties (includes $39 and $42 at fair value, respectively)	1,488,595	1,479,473
Other debt (includes $7,659 and $5,820 at fair value, respectively)	447,034	450,069
Total debt, net	1,935,629	1,929,542
Derivative liabilities, net	2,007	1,963
Other liabilities (Note 19) (includes $2 and $1, respectively, related to our consolidated VIEs)	5,286	5,058
Total liabilities	1,949,057	1,942,888
Commitments and contingencies (Notes 9, 14, and 17)
Equity
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,044,758 shares and 650,043,899 shares outstanding, respectively	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(81,966)	(81,639)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $816 and $839, respectively, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	2,703	2,546
Cash flow hedge relationships	(744)	(803)
Defined benefit plans	(7)	(13)
Total AOCI, net of taxes	1,952	1,730
Treasury stock, at cost, 75,819,128 shares and 75,819,987 shares, respectively	(3,885)	(3,885)
Total equity (See NOTE 11: STOCKHOLDERS’ EQUITY for information on our dividend obligation to Treasury)	2,546	2,651
Total liabilities and equity	$1,951,603	$1,945,539
The accompanying notes are an integral part of these consolidated financial statements.

76	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in millions)
Cash flows from operating activities
Net income	$524	$4,020
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Derivative (gains) losses	1,812	1,673
Asset related amortization — premiums, discounts, and basis adjustments	1,318	684
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(1,880)	(1,063)
(Gains) losses on extinguishment of debt securities of consolidated trusts and other debt	79	(19)
(Benefit) provision for credit losses	(499)	85
(Gains) losses on investment activity	(124)	(655)
Deferred income tax expense	17	1,748
Purchases of held-for-sale mortgage loans	(9,184)	(2,374)
Sales of mortgage loans acquired as held-for-sale	5,146	4,027
Repayments of mortgage loans acquired as held-for-sale	9	16
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(238)	(266)
Change in:
Other receivables related to non-agency mortgage-related securities settlements	—	(3,721)
Accrued interest receivable	36	53
Accrued interest payable	(178)	(461)
Other, net	(345)	470
Net cash (used in) provided by operating activities	(3,507)	4,217
Cash flows from investing activities
Purchases of trading securities	(13,898)	(8,275)
Proceeds from sales of trading securities	2,863	1,872
Proceeds from maturities of trading securities	4,414	2,245
Purchases of available-for-sale securities	(2,161)	(4,153)
Proceeds from sales of available-for-sale securities	4,134	10,500
Proceeds from maturities of available-for-sale securities	4,893	5,181
Purchases of held-for-investment mortgage loans	(27,353)	(10,658)
Proceeds from sales of mortgage loans acquired as held-for-investment	406	—
Repayments of mortgage loans acquired as held-for-investment	74,167	51,107
(Increase) decrease in restricted cash	(154)	9,111
Advances to lenders	(1,063)	—
Net proceeds from dispositions of real estate owned and other recoveries	1,121	2,268
Net decrease in federal funds sold and securities purchased under agreements to resell	4,737	27,342
Derivative premiums and terminations and swap collateral, net	(1,481)	(1,926)
Other investing activities, net	(13)	—
Net cash provided by investing activities	50,612	84,614
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	30,122	29,400
Repayments of debt securities of consolidated trusts held by third parties	(73,600)	(55,399)
Proceeds from issuance of other debt	103,119	125,790
Repayments of other debt	(106,416)	(178,857)
Payment of cash dividends on senior preferred stock	(851)	(10,435)
Net cash used in financing activities	(47,626)	(89,501)
Net (decrease) in cash and cash equivalents	(521)	(670)
Cash and cash equivalents at beginning of period	10,928	11,281
Cash and cash equivalents at end of period	$10,407	$10,611

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$15,304	$15,807
Net cash settlement on interest rate swaps	672	607
Income taxes	458	—
Non-cash investing and financing activities (Notes 4 and 6)

The accompanying notes are an integral part of these consolidated financial statements.

77	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, the CFPB and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, or our 2014 Annual Report. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2014 Annual Report.
We perform our mission by participating in the secondary mortgage market. Our participation in the secondary mortgage market includes providing our credit guarantee for mortgages originated by mortgage lenders in the primary mortgage market and investing in mortgage loans and mortgage-related securities. We do not participate directly in the primary mortgage market.
We have three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase and guarantee single-family mortgage loans originated by our seller/servicers in the primary mortgage market. In most instances, we use the mortgage securitization process to package the loans into guaranteed mortgage-related securities. We guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees, and we manage our seriously delinquent loans. Our Investments segment reflects results from three primary activities: (a) managing the company’s mortgage-related investments portfolio, excluding Multifamily segment investments and single-family seriously delinquent loans; (b) managing the treasury function for the entire company, including funding and liquidity; and (c) managing interest-rate risk for the entire company. In our Investments segment, we invest principally in mortgage-related securities and single-family performing mortgage loans. Our Multifamily segment reflects results from our investment (both purchases and sales), securitization, and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, our primary business model is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. See “NOTE 13: SEGMENT REPORTING” in our 2014 Annual Report for additional information.
Our primary business objectives are: (a) to support U.S. homeowners and renters by maintaining mortgage availability even when other sources of financing are scarce and by providing struggling homeowners with alternatives that allow them to stay in their homes or to avoid foreclosure; (b) to reduce taxpayer exposure to losses by increasing the role of private capital in the mortgage market and reducing our overall risk profile; (c) to build a commercially strong and efficient business enterprise to succeed in a to-be-determined “future state;" and (d) to support and improve the secondary mortgage market. For information regarding our objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives” in our 2014 Annual Report.
Throughout our consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the “GLOSSARY.”
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated. We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the delegation of authority from FHFA to the Board of Directors and management. Certain financial statement information that is normally included in annual financial statements prepared in conformity with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair presentation of our unaudited consolidated financial statements.
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
Change in Estimate
Adoption of Regulatory Guidance on Determining when a Loan is Uncollectible
On January 1, 2015, we adopted regulatory guidance issued by FHFA that establishes guidelines for adverse classification and identification of specified single-family and multifamily assets and off-balance sheet credit exposures, including guidelines

78	Freddie Mac

for recognizing charge-offs on certain single-family loans. We analyze loans for collectability based on several factors, including, but not limited to: (a) servicing actions that indicate the potential for near-term loss mitigation, such as whether we have achieved quality borrower contact; (b) credit risk factors, such as whether the loan is in a state with foreclosure practices that prevent timely resolution of delinquencies; and (c) loan characteristics that indicate whether repayment is likely to occur, such as the borrower's payment history, loan status, and historical performance of loans with similar characteristics. Upon adoption of the FHFA regulatory guidance on January 1, 2015, we changed the timing of when we deem certain single-family loans to be uncollectible, and we began to charge-off loans that have been deemed uncollectible prior to foreclosure, based on the factors identified above.
This adoption resulted in a reduction to both the recorded investment of mortgage loans, held-for-investment, and our allowance for loan losses of $1.9 billion on January 1, 2015. However, these additional charge-offs did not have a material impact on our comprehensive income for the first quarter of 2015, as we had already measured impairment for these loans based on collateral value in prior periods.
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
Diluted earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding during the period adjusted for the dilutive effect of common equivalent shares outstanding. For periods with net income attributable to common stockholders, the calculation includes the effect of the weighted average shares related to stock options if the average market price during the period exceeds the exercise price. During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share” in our 2014 Annual Report for further discussion of our significant accounting policies regarding our calculation of earnings per common share and “NOTE 11: STOCKHOLDERS’ EQUITY — Stock-Based Compensation” for additional information on our earnings-per-share calculation.
Recent Accounting Guidance
The following table provides a brief description of recent accounting pronouncements that could affect our financial statements.

79	Freddie Mac

Standard	Description	Date of Adoption	Effect on the financial statements
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
		January 1, 2015	The adoption of this amendment did not have a material impact on our consolidated financial statements.
ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860)
The amendment requires repurchase-to-maturity transactions to be accounted for as secured borrowings and requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty.
		January 1, 2015	The adoption of this amendment did not have a material impact on our consolidated financial statements.
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
		January 1, 2015	The adoption of this amendment did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Guidance, Not Yet Adopted Within our Consolidated Financial Statements
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)
The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
		January 1, 2016	We do not expect that the adoption of this amendment will have a material impact on our consolidated financial statements.
ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810)
The amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendment: (a) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (b) eliminates the presumption that a general partner should consolidate a limited partnership; (c) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (d) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.
		January 1, 2016	We do not expect that the adoption of this amendment will have a material impact on our consolidated financial statements.
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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio
For purposes of the limit imposed by the Purchase Agreement, the UPB of our mortgage-related investments portfolio may not exceed $399.2 billion at December 31, 2015 and was $406 billion at March 31, 2015. Our 2014 Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the

80	Freddie Mac

annual cap, or $359.3 billion, established by the Purchase Agreement (subject to certain exceptions). The annual 15% reduction in our mortgage-related investments portfolio cap will continue until it reaches $250 billion and is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
Government Support for our Business
We receive substantial support from Treasury and FHFA, as our Conservator and regulator, and are dependent upon their continued support in order to continue operating our business. This support includes our ability to access funds from Treasury under the Purchase Agreement, which is critical to: (a) keeping us solvent; (b) allowing us to focus on our primary business objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. At December 31, 2014, our assets exceeded our liabilities under GAAP; therefore FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended March 31, 2015. Since conservatorship began through March 31, 2015, we have paid cash dividends of $91.8 billion to Treasury at the direction of the Conservator.
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
See “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS” and “NOTE 11: STOCKHOLDERS’ EQUITY” in our 2014 Annual Report for more information on the conservatorship and the Purchase Agreement.
NOTE 3: VARIABLE INTEREST ENTITIES
We have interests in various entities that are considered to be VIEs, including securitization trusts we use in our securities issuance process. We are required to evaluate VIEs at inception and on an ongoing basis. When we determine that we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the trust on our balance sheets. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” in our 2014 Annual Report for more information about VIEs.
VIEs for which We are the Primary Beneficiary
At March 31, 2015 and December 31, 2014, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.6 trillion and $1.5 trillion, respectively, as measured using the UPB of issued PCs.
When we hold substantially all of the beneficial interests in trusts associated with multiclass REMICs and Other Structured Securities that we have issued, then we are considered to be the primary beneficiary of the trust. At March 31, 2015 and December 31, 2014, we had investments of approximately $1.3 billion and $1.4 billion in UPB, respectively, where we held substantially all the outstanding beneficial interests in the trusts and consolidated them on our balance sheets. In addition, we concluded that we are the primary beneficiary of Other Guarantee Transactions with underlying assets totaling $7.1 billion and $7.4 billion at March 31, 2015 and December 31, 2014, respectively, and consolidated them on our balance sheets.
VIEs for which We are not the Primary Beneficiary
The table below presents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs.

81	Freddie Mac

Table 3.1 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	March 31, 2015
	Mortgage-Related Security Trusts		Unsecuritized Multifamily Loans (3)
	Freddie Mac Securities(1)	Non-Freddie Mac Securities(2)		Other(2)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$—	$—	$—	$3
Investments in securities:
Available-for-sale, at fair value	38,927	59,743	—	—
Trading, at fair value	16,958	6,099	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	39,414	—
Held-for-sale	—	—	16,587	—
Accrued interest receivable	224	162	224	7
Other assets	969	—	348	494
Liabilities:
Derivative liabilities, net	—	—	—	(29)
Other liabilities	(1,020)	—	(11)	(530)
Maximum Exposure to Loss	$91,014	$63,557	$56,572	$10,286
Total Assets of Non-Consolidated VIEs(4)	$107,381	$361,327	$100,664	$22,742

	December 31, 2014
	Mortgage-Related Security Trusts		Unsecuritized Multifamily Loans(3)
	Freddie Mac Securities(1)	Non-Freddie Mac Securities(2)		Other(2)
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$—	$—	$—	$3
Investments in securities:
Available-for-sale, at fair value	39,099	65,253	—	—
Trading, at fair value	17,469	6,282	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	40,753	—
Held-for-sale	—	—	12,368	—
Accrued interest receivable	236	165	221	7
Other assets	914	2	369	495
Liabilities:
Derivative liabilities, net	—	—	—	(30)
Other liabilities	(1,005)	—	(10)	(560)
Maximum Exposure to Loss	$87,529	$69,206	$53,711	$10,419
Total Assets of Non-Consolidated VIEs(4)	$103,253	$390,515	$95,874	$22,855

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

82	Freddie Mac

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES
We own both single-family mortgage loans, which are secured by one to four unit residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units. Our single-family loans are predominantly first lien, fixed-rate mortgages secured by the borrower’s primary residence. For a discussion of our significant accounting policies regarding our mortgage loans and loan loss reserves, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" in our 2014 Annual Report.
The table below summarizes the types of loans on our consolidated balance sheets as of March 31, 2015 and December 31, 2014.
Table 4.1 — Mortgage Loans

	March 31, 2015			December 31, 2014
	Unsecuritized	Held By Consolidated Trusts	Total	Unsecuritized	Held By Consolidated Trusts	Total
	(in millions)
Single-family:
Fixed-rate
Amortizing	$104,940	$1,438,977	$1,543,917	$105,560	$1,431,872	$1,537,432
Interest-only	840	3,035	3,875	939	3,298	4,237
Total fixed-rate	105,780	1,442,012	1,547,792	106,499	1,435,170	1,541,669
Adjustable-rate
Amortizing	1,286	68,661	69,947	1,353	68,632	69,985
Interest-only	3,007	19,665	22,672	3,191	20,373	23,564
Total adjustable-rate	4,293	88,326	92,619	4,544	89,005	93,549
Other Guarantee Transactions	—	6,750	6,750	—	7,042	7,042
FHA/VA and other governmental	464	3,041	3,505	473	3,139	3,612
Total single-family	110,537	1,540,129	1,650,666	111,516	1,534,356	1,645,872
Multifamily:
Fixed-rate	45,124	514	45,638	43,632	524	44,156
Adjustable-rate	10,481	—	10,481	9,321	—	9,321
Other governmental	3	—	3	3	—	3
Total multifamily	55,608	514	56,122	52,956	524	53,480
Total UPB of mortgage loans	166,145	1,540,643	1,706,788	164,472	1,534,880	1,699,352
Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(5,102)	26,989	21,887	(3,366)	26,098	22,732
Fair value adjustments on loans held-for sale	32	—	32	257	—	257
Allowance for loan losses on mortgage loans held-for-investment	(16,094)	(2,554)	(18,648)	(18,877)	(2,884)	(21,761)
Total mortgage loans, net	$144,981	$1,565,078	$1,710,059	$142,486	$1,558,094	$1,700,580
Mortgage loans, net:
Held-for-investment	$126,118	$1,565,078	$1,691,196	$130,118	$1,558,094	$1,688,212
Held-for-sale	18,863	—	18,863	12,368	—	12,368
Total mortgage loans, net	$144,981	$1,565,078	$1,710,059	$142,486	$1,558,094	$1,700,580
During the three months ended March 31, 2015 and the three months ended March 31, 2014, we purchased $79.2 billion and $48.6 billion, respectively, in UPB of single-family mortgage loans, and $0.8 billion and $0.5 billion, respectively, in UPB of multifamily mortgage loans that were classified as held-for-investment.
Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. During the three months ended March 31, 2015 and the three months ended March 31, 2014, we sold $5.1 billion and $3.9 billion, respectively, of held-for-sale multifamily mortgage loans. See “NOTE 14: FINANCIAL GUARANTEES” for more information on our issuances of Other Guarantee Transactions.
In January 2015, FHFA informed us that it would not object to our sales of certain seriously delinquent single-family loans. As a result, we reclassified $3.2 billion in recorded investment of mortgage loans from held-for-investment to held-for-sale during the first quarter of 2015. For information regarding the fair value of our loans classified as held-for-sale, see "NOTE 16: FAIR VALUE DISCLOSURES."

83	Freddie Mac

Credit Quality of Mortgage Loans
We evaluate the credit quality of single-family loans using different criteria than the criteria we use to evaluate multifamily loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. A second-lien mortgage also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgages. As of both March 31, 2015 and December 31, 2014, based on data collected by us at loan delivery, approximately 14% of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first mortgage. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgages. For further information about concentrations of risk associated with our single-family and multifamily mortgage loans, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”
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
Table 4.2 — Recorded Investment of Single-Family Mortgage Loans, by LTV Ratio

	As of March 31, 2015				As of December 31, 2014
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	≤ 80	> 80 to 100	> 100(2)	Total	≤ 80	> 80 to 100	> 100(2)	Total
	(in millions)
Single-family loans:
20 and 30-year or more, amortizing fixed-rate(3)	$936,711	$249,746	$73,723	$1,260,180	$911,071	$258,126	$85,398	$1,254,595
15-year amortizing fixed-rate(3)	265,668	13,543	2,781	281,992	265,098	14,101	3,338	282,537
Adjustable-rate	61,258	6,103	519	67,880	60,463	6,701	709	67,873
Alt-A, interest-only, and option ARM	29,269	17,094	13,426	59,789	28,935	18,232	16,448	63,615
Total single-family loans	$1,292,906	$286,486	$90,449	$1,669,841	$1,265,567	$297,160	$105,893	$1,668,620

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

(2)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with estimated current LTV ratios in excess of 100% was 8.22% and 9.01% as of March 31, 2015 and December 31, 2014, respectively.

(3)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of March 31, 2015 and December 31, 2014, we have categorized UPB of approximately $41.5 billion and $42.3 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of modification rather than at a subsequent date.

The following table presents the recorded investment in our multifamily held-for-investment loans, by credit quality indicator as of March 31, 2015 and December 31, 2014. The multifamily credit quality indicator is based on available data through the end of each period presented.
Table 4.3 — Recorded Investment of Multifamily Mortgage Loans, by Credit Classification

	March 31, 2015	December 31, 2014
	(in millions)
Credit risk profile by internally assigned grade:(1)
Pass	$37,215	$38,518
Special mention	1,967	1,805
Substandard	821	1,030
Doubtful	—	—
Total	$40,003	$41,353

84	Freddie Mac

(1)
A loan categorized as: "Pass" is current and adequately protected by the current financial strength and debt service capacity of the borrower; "Special mention" has signs of potential financial weakness; "Substandard" has a well-defined financial weakness that jeopardizes the timely full repayment; and "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

For information about the payment status of single-family and multifamily mortgage loans, including the amount of such loans we deem impaired, see “NOTE 5: IMPAIRED LOANS.”
Allowance for Loan Losses and Reserve for Guarantee Losses, or Loan Loss Reserves
Our loan loss reserves consist of our: (a) allowance for loan losses on mortgage loans that we classify as held-for investment on our consolidated balance sheets; and (b) reserve for guarantee losses associated with Freddie Mac mortgage-related securities backed by multifamily loans, certain single-family Other Guarantee Transactions, and other guarantee commitments, for which we have incremental credit risk. On January 1, 2015, we adopted regulatory guidance that changed when we deem a loan to be uncollectible and we recognized $1.9 billion of charge-offs on that date related to this change in estimate. See "NOTE 1: SUMMARY OF SIGNFICANT ACCOUNTING POLICIES" for further information about this change in estimate.
The table below presents our loan loss reserves activity for the single-family and multifamily loans that we own or guarantee.
Table 4.4 — Detail of Loan Loss Reserves

	Three Months Ended March 31,
	2015				2014
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
	Unsecuritized	Held By Consolidated Trusts		Total	Unsecuritized	Held By Consolidated Trusts		Total
	(in millions)
Single-family:
Beginning balance	$18,800	$2,884	$109	$21,793	$21,487	$3,006	$85	$24,578
Provision (benefit) for credit losses	(469)	(25)	(2)	(496)	(89)	171	22	104
Charge-offs	(2,781)	(168)	(2)	(2,951)	(1,300)	(156)	(1)	(1,457)
Recoveries	169	5	—	174	337	230	—	567
Transfers, net(1)	301	(142)	—	159	672	(462)	—	210
Ending balance	$16,020	$2,554	$105	$18,679	$21,107	$2,789	$106	$24,002
Multifamily:
Beginning balance	$77	$—	$17	$94	$125	$—	$26	$151
Provision (benefit) for credit losses	(3)	—	—	(3)	(12)	—	(7)	(19)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Transfers, net(1)	—	—	—	—	—	—	—	—
Ending balance	$74	$—	$17	$91	$113	$—	$19	$132
Total:
Beginning balance	$18,877	$2,884	$126	$21,887	$21,612	$3,006	$111	$24,729
Provision (benefit) for credit losses	(472)	(25)	(2)	(499)	(101)	171	15	85
Charge-offs	(2,781)	(168)	(2)	(2,951)	(1,300)	(156)	(1)	(1,457)
Recoveries	169	5	—	174	337	230	—	567
Transfers, net(1)	301	(142)	—	159	672	(462)	—	210
Ending balance	$16,094	$2,554	$122	$18,770	$21,220	$2,789	$125	$24,134

Ratio of total loan loss reserves (excluding TDR concessions) to net charge-offs for single-family loans(2)(3)				0.7				2.5
Ratio of total loan loss reserves to net charge-offs for single-family loans(2)				1.7				4.8

(1)
For the three months ended March 31, 2015 and the three months ended March 31, 2014, consists of: (a) approximately $0.1 billion and $0.5 billion, respectively, of reclassified single-family reserves related to our removal of loans previously held by consolidated trusts, net of reclassifications for single-family loans subsequently resecuritized after such removal; and (b) approximately $0.1 billion and $0.2 billion, respectively, attributable to capitalization of past due interest on modified mortgage loans.

(2)
Excludes amounts associated with loans acquired with deteriorated credit quality (at the time of our acquisition) and recoveries related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments. Excludes certain recoveries, such as pool insurance and risk transfer transactions, which are included in other income on our consolidated statements of comprehensive income.

85	Freddie Mac

(3)
Includes charge-offs of $1.9 billion associated with our initial adoption of regulatory guidance on January 1, 2015. Excluding this amount, the ratio of total loan loss reserves (excluding reserves for TDR concessions) to net charge-offs for single-family loans for the three months ended March 31, 2015 was 2.2.

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.
Table 4.5 — Net Investment in Mortgage Loans

	March 31, 2015			December 31, 2014
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)
Recorded investment:
Collectively evaluated	$1,572,275	$39,193	$1,611,468	$1,568,237	$40,451	$1,608,688
Individually evaluated	97,566	810	98,376	100,383	902	101,285
Total recorded investment	1,669,841	40,003	1,709,844	1,668,620	41,353	1,709,973
Ending balance of the allowance for loan losses:
Collectively evaluated	(2,217)	(25)	(2,242)	(3,847)	(25)	(3,872)
Individually evaluated	(16,357)	(49)	(16,406)	(17,837)	(52)	(17,889)
Total ending balance of the allowance	(18,574)	(74)	(18,648)	(21,684)	(77)	(21,761)
Net investment in mortgage loans	$1,651,267	$39,929	$1,691,196	$1,646,936	$41,276	$1,688,212
A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment while substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 11.3% and 12.7% of the recorded investment in such loans at March 31, 2015 and December 31, 2014, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The ending balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both March 31, 2015 and December 31, 2014.
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
Table 4.6 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)
Single-family:
Primary mortgage insurance	$230,489	$227,495	$58,764	$57,938
Other credit protection:
Credit risk transfer transactions(3)	172,095	144,272	8,993	6,657
Lender recourse and indemnifications	6,280	6,527	5,884	6,092
Pool insurance(4)	2,149	2,284	898	947
HFA indemnification	3,272	3,357	3,272	3,324
Subordination(5)	2,317	2,377	325	339
Other credit enhancements	20	20	17	18
Total	$416,622	$386,332	$78,153	$75,315
Multifamily:
K Certificates	$79,199	$75,541	$14,279	$13,576
Subordination(5)	4,706	4,724	790	796
HFA indemnification	753	772	699	699
Other credit enhancements	5,896	5,706	1,721	1,685
Total	$90,554	$86,743	$17,489	$16,756

86	Freddie Mac

(1)
Except for the majority of our credit risk transfer transactions, our credit enhancements generally provide protection for the first, or initial credit losses associated with the related loans. Excludes: (a) FHA/VA and other governmental loans; (b) purchased credit protection associated with $9.4 billion and $9.8 billion in UPB of single-family loans underlying Other Guarantee Transactions as of March 31, 2015 and December 31, 2014, respectively; and (c) repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards.

(2)
Except for subordination and K Certificates, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements. For subordination and K Certificates coverage, this represents the UPB of the securities that are subordinate to our guarantee, which provide protection by absorbing first losses.

(3)
Excludes $55.6 billion and $48.3 billion in UPB at March 31, 2015 and December 31, 2014, respectively, where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the outstanding balance of STACR debt securities held by third parties as well as the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

(4)	Excludes approximately $0.9 billion in UPB at both March 31, 2015 and December 31, 2014 where the related loans are also covered by primary mortgage insurance.

(5)
Represents Freddie Mac issued mortgage-related securities with subordination protection, excluding multifamily K Certificates and those securities backed by state and local HFA bonds related to the HFA initiative.

Primary mortgage insurance and credit risk transfers are the most prevalent type of credit enhancements protecting our single-family credit guarantee portfolio. For information about counterparty risk associated with mortgage insurers, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers.”
Our credit risk transfer transactions include structured agency credit risk (STACR) debt note transactions and agency credit insurance structures (ACIS), and provide credit enhancement by transferring a portion of credit losses on single-family loans that could occur under adverse home price scenarios. We executed two and one STACR debt note transactions during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively. We executed three ACIS transactions during the three months ended March 31, 2015 and none during the three months ended March 31, 2014.
We also have credit enhancements protecting our multifamily mortgage portfolio. Subordination, primarily through our K Certificates, is the most prevalent type, whereby we mitigate our credit risk exposure by structuring our securities to sell the expected credit risk to private investors who purchase the subordinate tranches.
We also have credit protection for certain mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $3.5 billion and $3.6 billion as of March 31, 2015 and December 31, 2014, respectively.
Non-Cash Investing and Financing Activities
During the three months ended March 31, 2015 and the three months ended March 31, 2014, we acquired $55.1 billion and $39.7 billion, respectively, of mortgage loans held-for-investment, of which approximately $0.8 billion were transferred from advances to lenders in 2015, in exchange for the issuance of debt securities of consolidated trusts.
NOTE 5: IMPAIRED LOANS
Individually Impaired Loans
Individually impaired single-family loans include TDRs, as well as loans acquired under our financial guarantees with deteriorated credit quality. Individually impaired multifamily loans include TDRs, loans three monthly payments or more past due, and loans that are impaired based on management judgment.
Total loan loss reserves consist of a specific allowance related to individually impaired mortgage loans, and a general reserve for other probable incurred losses. Our recorded investment in individually impaired mortgage loans and the related specific allowance are summarized in the table below by product class (for single-family loans).

87	Freddie Mac

Table 5.1 — Individually Impaired Loans

	Balance at March 31, 2015				For the Three Months Ended March 31, 2015
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	$4,215	$2,960	N/A	$2,960	$3,012	$88	$2
15-year amortizing fixed-rate	53	43	N/A	43	44	2	—
Adjustable-rate	36	32	N/A	32	33	1	—
Alt-A, interest-only, and option ARM	995	672	N/A	672	683	18	—
Total with no specific allowance recorded	5,299	3,707	N/A	3,707	3,772	109	2
With specific allowance recorded:(3)
20 and 30-year or more, amortizing fixed-rate	78,134	75,918	$(12,967)	62,951	76,264	632	81
15-year amortizing fixed-rate	1,161	1,159	(36)	1,123	1,147	13	3
Adjustable-rate	799	784	(47)	737	788	4	1
Alt-A, interest-only, and option ARM	16,838	15,998	(3,307)	12,691	16,128	101	13
Total with specific allowance recorded	96,932	93,859	(16,357)	77,502	94,327	750	98
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	82,349	78,878	(12,967)	65,911	79,276	720	83
15-year amortizing fixed-rate	1,214	1,202	(36)	1,166	1,191	15	3
Adjustable-rate	835	816	(47)	769	821	5	1
Alt-A, interest-only, and option ARM	17,833	16,670	(3,307)	13,363	16,811	119	13
Total single-family	$102,231	$97,566	$(16,357)	$81,209	$98,099	$859	$100
Multifamily —
With no specific allowance recorded(4)	$472	$458	N/A	$458	$518	$6	$2
With specific allowance recorded	354	352	$(49)	303	374	4	2
Total multifamily	$826	$810	$(49)	$761	$892	$10	$4
Total single-family and multifamily	$103,057	$98,376	$(16,406)	$81,970	$98,991	$869	$104

	Balance at December 31, 2014				For the Three Months Ended March 31, 2014
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	$6,041	$4,007	N/A	$4,007	$3,460	$90	$7
15-year amortizing fixed-rate	63	44	N/A	44	35	2	—
Adjustable rate	27	22	N/A	22	12	—	—
Alt-A, interest-only, and option ARM	1,717	1,168	N/A	1,168	1,084	19	1
Total with no specific allowance recorded	7,848	5,241	N/A	5,241	4,591	111	8
With specific allowance recorded:(3)
20 and 30-year or more, amortizing fixed-rate	77,798	76,708	$(14,051)	62,657	74,926	587	68
15-year amortizing fixed-rate	1,226	1,233	(40)	1,193	1,273	14	2
Adjustable rate	868	866	(65)	801	918	6	1
Alt-A, interest-only, and option ARM	16,734	16,335	(3,681)	12,654	16,669	96	14
Total with specific allowance recorded	96,626	95,142	(17,837)	77,305	93,786	703	85
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	83,839	80,715	(14,051)	66,664	78,386	677	75
15-year amortizing fixed-rate	1,289	1,277	(40)	1,237	1,308	16	2
Adjustable rate	895	888	(65)	823	930	6	1
Alt-A, interest-only, and option ARM	18,451	17,503	(3,681)	13,822	17,753	115	15
Total single-family	$104,474	$100,383	$(17,837)	$82,546	$98,377	$814	$93
Multifamily —
With no specific allowance recorded(4)	$440	$431	N/A	$431	$623	$8	$2
With specific allowance recorded	480	471	$(52)	419	556	7	5
Total multifamily	$920	$902	$(52)	$850	$1,179	$15	$7
Total single-family and multifamily	$105,394	$101,285	$(17,889)	$83,396	$99,556	$829	$100

(1)	Consists of income recognized during the period related to loans on non-accrual status.

88	Freddie Mac

(2)
Individually impaired single-family loans with no specific allowance primarily represent mortgage loans removed from PC pools and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.

(3)	Consists primarily of mortgage loans classified as TDRs.

(4)
Individually impaired multifamily loans with no specific allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

Mortgage Loan Performance
The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.
Table 5.2 — Payment Status of Mortgage Loans

	March 31, 2015
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
	(in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,221,944	$14,936	$4,904	$18,396	$1,260,180	$18,393
15-year amortizing fixed-rate	280,424	853	179	536	281,992	536
Adjustable-rate	66,991	356	99	434	67,880	434
Alt-A, interest-only, and option ARM	51,737	2,101	816	5,135	59,789	5,133
Total single-family	1,621,096	18,246	5,998	24,501	1,669,841	24,496
Total multifamily	39,985	7	—	11	40,003	354
Total single-family and multifamily	$1,661,081	$18,253	$5,998	$24,512	$1,709,844	$24,850

	December 31, 2014
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
	(in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,207,826	$17,516	$5,817	$23,436	$1,254,595	$23,433
15-year amortizing fixed-rate	280,629	1,010	216	682	282,537	682
Adjustable-rate	66,737	406	118	612	67,873	612
Alt-A, interest-only, and option ARM	53,251	2,368	948	7,048	63,615	7,045
Total single-family	1,608,443	21,300	7,099	31,778	1,668,620	31,772
Total multifamily	41,335	7	11	—	41,353	385
Total single-family and multifamily	$1,649,778	$21,307	$7,110	$31,778	$1,709,973	$32,157

(1)	Includes $12.8 billion and $17.9 billion of loans that were in the process of foreclosure as of March 31, 2015 and December 31, 2014, respectively.
The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

89	Freddie Mac

Table 5.3 — Delinquency Rates

	March 31, 2015	December 31, 2014
Single-family:(1)
Non-credit-enhanced portfolio
Serious delinquency rate	1.62%	1.74%
Total number of seriously delinquent loans	137,794	150,300
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	2.79%	3.10%
Total number of seriously delinquent loans	35,025	38,595
Other credit protection:(3)
Serious delinquency rate	0.96%	1.21%
Total number of seriously delinquent loans	11,228	12,175
Total single-family:
Serious delinquency rate	1.73%	1.88%
Total number of seriously delinquent loans	183,099	200,069
Multifamily:(4)
Non-credit-enhanced portfolio:
Delinquency rate	0.02%	0.02%
UPB of delinquent loans (in millions)	$11	$11
Credit-enhanced portfolio:
Delinquency rate	0.04%	0.05%
UPB of delinquent loans (in millions)	$34	$44
Total Multifamily:
Delinquency rate	0.03%	0.04%
UPB of delinquent loans (in millions)	$45	$55

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

(3)
Consists of single-family mortgage loans covered by financial arrangements (other than primary mortgage insurance) that are designed to reduce our credit risk exposure. See "Table 4.6 — Recourse and Other Forms of Credit Protection" for more information.

(4)
Multifamily delinquency performance is based on UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure and includes multifamily Other Guarantee Transactions (e.g., K Certificates).

We continue to implement a number of initiatives to refinance and modify loans, including the MHA Program and the servicing alignment initiative. As part of accomplishing certain of these initiatives, we pay various incentives to servicers and borrowers. Except as described below, we bear the full costs associated with these loan workout and foreclosure alternatives on mortgages that we own or guarantee, including the cost of any monthly payment reductions, and do not receive any reimbursement from Treasury. In January 2015, at the instruction of FHFA, we implemented a new $5,000 borrower incentive for eligible borrowers who remain in good standing on their HAMP modified loans through the sixth anniversary of their modification. Treasury will bear most of the costs associated with this concession by paying the $5,000 incentive for certain of our eligible HAMP modified loans, and we will pay the incentive on the remaining eligible HAMP modified loans.
Troubled Debt Restructurings
Single-Family TDRs
During the three months ended March 31, 2015, approximately 43% of completed single-family loan modifications that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions, and approximately 16% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During the three months ended March 31, 2015, the average term extension was 194 months, and the average interest rate reduction was 0.8% on completed single-family loan modifications classified as TDRs.
TDR Activity and Performance
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the three months ended March 31, 2015 and the three months ended March 31, 2014, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

90	Freddie Mac

Table 5.4 — TDR Activity, by Segment

	Three Months Ended March 31,
	2015		2014
	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
	(dollars in millions)
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	13,293	$1,919	17,738	$2,727
15-year amortizing fixed-rate	1,652	123	1,510	118
Adjustable-rate	405	57	497	80
Alt-A, interest-only, and option ARM	1,388	269	2,706	573
Total Single-family	16,738	2,368	22,451	3,498
Multifamily	—	—	—	—
Total	16,738	$2,368	22,451	$3,498

(1)
The pre-TDR recorded investment for single-family loans initially classified as TDR during the three months ended March 31, 2015 and the three months ended March 31, 2014 was $2.4 billion and $3.5 billion, respectively.

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification and excludes loans subject to other loss mitigation activity. Substantially all of our completed single-family loan modifications classified as a TDR during the first quarter of 2015 resulted in a modified loan with a fixed interest rate. However, many of these fixed-rate loans include provisions for the reduced interest rates to remain fixed for the first five years of the modification and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification.
Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Three Months Ended March 31,
	2015		2014
	Number of Loans	Post-TDR Recorded Investment(2)	Number of Loans	Post-TDR Recorded Investment(2)
	(dollars in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate	4,307	$754	4,232	$781
15-year amortizing fixed-rate	206	18	153	16
Adjustable-rate	68	12	74	14
Alt-A, interest-only, and option ARM	514	122	612	153
Total single-family	5,095	$906	5,071	$964
Multifamily	—	$—	—	$—

(1)	Represents TDR loans that experienced a payment default during the period and had completed a modification during the year preceding the payment default.

(2)	Represents the recorded investment at the end of the period in which the loan was modified and does not represent the recorded investment as of March 31.
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During the three months ended March 31, 2015 and the three months ended March 31, 2014, 2,488 and 2,028, respectively, of such loans (with a post-TDR recorded investment of $346 million and $310 million, respectively) experienced a payment default within a year after the loss mitigation activity occurred.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During the three months ended March 31, 2015 and the three months ended March 31, 2014, 695 and 1,343, respectively, of such loans (with a post-TDR recorded investment of $94 million and $204 million, respectively) experienced a payment default within a year after the borrowers' bankruptcy.

91	Freddie Mac

NOTE 6: REAL ESTATE OWNED
We obtain REO properties: (a) when we are the highest bidder at foreclosure sales of properties that collateralize single-family and multifamily mortgage loans owned by us; or (b) when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process (i.e., deed in lieu of foreclosure). See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2014 Annual Report for a discussion of our significant accounting policies for REO.
The table below provides a summary of the change in the carrying value of our combined single-family and multifamily REO balances. For the periods presented in the table below, the weighted average holding period for our disposed properties was less than one year.
Table 6.1 — REO

	Three Months Ended March 31,
	2015	2014
	(in millions)
Beginning balance — REO	$2,684	$4,602
Additions	683	1,452
Dispositions	(983)	(1,657)
Ending balance — REO	2,384	4,397
Beginning balance, valuation allowance	(126)	(51)
Change in valuation allowance	36	(7)
Ending balance, valuation allowance	(90)	(58)
Ending balance — REO, net	$2,294	$4,339
The REO balance, net associated with single-family properties was $2.3 billion and $2.6 billion at March 31, 2015 and December 31, 2014, respectively, and the balance associated with multifamily properties was $0 at both March 31, 2015 and December 31, 2014. The Southeast region represented approximately 31% and 37% of our single-family REO additions during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively, based on the number of properties, and the North Central region represented approximately 28% and 24% of our single-family REO additions during these periods. Our single-family REO inventory consisted of 22,738 properties and 25,768 properties at March 31, 2015 and December 31, 2014, respectively. In recent years, the foreclosure process has been significantly slowed in many geographic areas, particularly in states that require a judicial foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about regional concentrations in our investments in mortgage loans.
Non-Cash Investing and Financing Activities
REO property acquisitions as a result of the derecognition of mortgage loans held on our consolidated balance sheets upon foreclosure of the underlying collateral or deed in lieu of foreclosure represent non-cash transfers. During the three months ended March 31, 2015 and the three months ended March 31, 2014, we had transfers of $0.6 billion and $1.3 billion, respectively, from mortgage loans to REO.
NOTE 7: INVESTMENTS IN SECURITIES
The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At March 31, 2015 and December 31, 2014, all available-for-sale securities are mortgage-related securities.

92	Freddie Mac

Table 7.1 — Available-For-Sale Securities

			Gross Unrealized Losses
March 31, 2015	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$37,246	$1,711	$—	$(30)	$38,927
Fannie Mae	10,613	472	—	(11)	11,074
Ginnie Mae	175	16	—	—	191
CMBS	19,187	810	(1)	—	19,996
Subprime	17,407	889	(411)	(86)	17,799
Option ARM	5,117	323	(160)	(4)	5,276
Alt-A and other	4,257	564	(27)	(6)	4,788
Obligations of states and political subdivisions	1,799	30	—	(2)	1,827
Manufactured housing	538	83	(2)	—	619
Total available-for-sale securities	$96,339	$4,898	$(601)	$(139)	$100,497

December 31, 2014
Available-for-sale securities:
Freddie Mac	$37,710	$1,435	$—	$(46)	$39,099
Fannie Mae	10,860	463	—	(10)	11,313
Ginnie Mae	183	16	—	—	199
CMBS	20,988	890	(2)	(54)	21,822
Subprime	20,210	989	(518)	(92)	20,589
Option ARM	5,460	372	(179)	(4)	5,649
Alt-A and other	4,500	578	(29)	(6)	5,043
Obligations of states and political subdivisions	2,166	34	—	(2)	2,198
Manufactured housing	556	84	(2)	—	638
Total available-for-sale securities	$102,633	$4,861	$(730)	$(214)	$106,550

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.
Available-For-Sale Securities in a Gross Unrealized Loss Position
The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater.

93	Freddie Mac

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Greater
March 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Available-for-sale securities:
Freddie Mac	$1,813	$(7)	$921	$(23)
Fannie Mae	1,612	(11)	5	—
Ginnie Mae	63	—	—	—
CMBS	100	—	153	(1)
Subprime	709	(17)	5,772	(480)
Option ARM	51	(1)	1,228	(163)
Alt-A and other	141	(2)	516	(31)
Obligations of states and political subdivisions	27	—	12	(2)
Manufactured housing	—	—	15	(2)
Total available-for-sale securities in a gross unrealized loss position	$4,516	$(38)	$8,622	$(702)

December 31, 2014
Available-for-sale securities:
Freddie Mac	$2,531	$(14)	$936	$(32)
Fannie Mae	2,693	(9)	5	(1)
Ginnie Mae	66	—	—	—
CMBS	184	(5)	1,149	(51)
Subprime	286	(3)	6,533	(607)
Option ARM	77	—	1,490	(183)
Alt-A and other	185	(5)	499	(30)
Obligations of states and political subdivisions	48	—	28	(2)
Manufactured housing	42	—	15	(2)
Total available-for-sale securities in a gross unrealized loss position	$6,112	$(36)	$10,655	$(908)
At March 31, 2015, total gross unrealized losses on available-for-sale securities were $0.7 billion. The gross unrealized losses relate to 373 individual lots representing 346 separate securities. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for an individual security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.
Impairment Recognition on Investments in Securities
The table below presents the modeled attributes, including default rates, prepayment rates, and severities, without regard to subordination, that are used to determine whether our interests in certain available-for-sale non-agency mortgage-related securities will experience a cash shortfall.
Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	March 31, 2015
	Subprime	Option ARM	Alt-A
	(dollars in millions)

UPB	$23,790	$7,704	$4,318
Weighted average collateral defaults(1)	47%	31%	26%
Weighted average collateral severities(2)	59%	44%	43%
Weighted average voluntary prepayment rates(3)	3%	9%	10%
Average credit enhancements(4)	9%	—%	2%

(1)	The expected cumulative default rate is expressed as a percentage of the current collateral UPB.

(2)	The expected average loss given default is calculated as the ratio of cumulative loss over cumulative default for each security.

(3)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.

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

94	Freddie Mac

Other-Than-Temporary Impairments on Available-for-Sale Securities
The table below summarizes our net impairment of available-for-sale securities recognized in earnings by security type.
Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Three Months Ended March 31,
	2015	2014
	(in millions)
Available-for-sale securities:(1)
CMBS	$(17)	$—
Subprime	(64)	(322)
Option ARM	(11)	(16)
Alt-A and other	(1)	(26)
Total net impairment of available-for-sale securities recognized in earnings	$(93)	$(364)

(1)
Includes $89 million and $328 million of other-than-temporary impairments recognized in earnings for the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively, as we had the intent to sell the related securities before recovery of their amortized cost basis.

The table below presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss has been recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between: (a) the present value of expected future cash flows at the time of impairment, including the estimated proceeds from bond insurance; and (b) the amortized cost basis of the security prior to considering credit losses. The beginning balances represent the other-than-temporary impairment credit loss components related to available-for-sale securities for which other-than-temporary impairment occurred prior to January 1, 2015 and January 1, 2014, respectively, but will not be realized until the securities are sold, written off, or mature. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is: (a) the first time the debt security was credit-impaired; or (b) not the first time the debt security was credit-impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced by the amortization resulting from significant increases in cash flows expected to be collected that are recognized over the remaining life of the security.
Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

	Three Months Ended March 31,
	2015	2014
	(in millions)
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$6,798	$14,463
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	4	36
Reductions:
Amounts related to securities which were sold, written off, or matured	(52)	(101)
Amounts for which we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(380)	(1,516)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(89)	(132)
Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings(1)	$6,281	$12,750

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
Realized Gains and Losses on Sales of Available-For-Sale Securities
The table below illustrates the gross realized gains and gross realized losses from the sale of available-for-sale securities.

95	Freddie Mac

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended March 31,
	2015	2014
	(in millions)
Gross realized gains	$367	$775
Gross realized losses	(5)	(2)
Net realized gains (losses)	$362	$773

Maturities of Available-For-Sale Securities
The table below summarizes the remaining contractual maturities of available-for-sale securities.
Table 7.7 — Contractual Maturities of Available-For-Sale Securities

	As of March 31, 2015
					After One Year Through Five Years		After Five Years Through Ten Years
	Total Amortized Cost	Total Fair Value	One Year or Less						After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Available-for-sale securities:
Freddie Mac	$37,246	$38,927	$—	$—	$270	$277	$574	$614	$36,402	$38,036
Fannie Mae	10,613	11,074	—	—	57	60	93	105	10,463	10,909
Ginnie Mae	175	191	—	—	3	4	21	25	151	162
CMBS	19,187	19,996	—	—	315	328	8	8	18,864	19,660
Subprime	17,407	17,799	—	—	—	—	—	—	17,407	17,799
Option ARM	5,117	5,276	—	—	—	—	—	—	5,117	5,276
Alt-A and other	4,257	4,788	1	1	28	28	8	9	4,220	4,750
Obligations of states and political subdivisions	1,799	1,827	—	—	38	40	44	44	1,717	1,743
Manufactured housing	538	619	—	—	—	—	8	11	530	608
Total available-for-sale securities	$96,339	$100,497	$1	$1	$711	$737	$756	$816	$94,871	$98,943

Trading Securities
The table below summarizes the estimated fair values by major security type for trading securities. Our trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities.
Table 7.8 — Trading Securities

	March 31, 2015	December 31, 2014
	(in millions)
Mortgage-related securities:
Freddie Mac	$16,958	$17,469
Fannie Mae	5,933	6,099
Ginnie Mae	14	16
Other	155	171
Total mortgage-related securities	23,060	23,755
U.S. Treasury securities	14,600	6,682
Total fair value of trading securities	$37,660	$30,437

With the exception of principal-only securities, our agency securities, classified as trading, were valued at a net premium (i.e., net fair value was higher than UPB) as of March 31, 2015.
For the three months ended March 31, 2015 and the three months ended March 31, 2014, we recorded net unrealized gains (losses) on trading securities held at those dates of $46 million and $(13) million, respectively.
NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS
Debt securities that we issue are classified on our consolidated balance sheets as either debt securities of consolidated trusts held by third parties or other debt. We issue other debt to fund our operations.

96	Freddie Mac

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
Our debt cap under the Purchase Agreement is $563.6 billion in 2015 and will decline to $479.0 billion on January 1, 2016. As of March 31, 2015, our aggregate indebtedness was $450.7 billion. Our aggregate indebtedness is calculated as the par value of other short- and long-term debt.
In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.
Other Debt
The table below summarizes the balances and effective interest rates for other debt. We had no balances in securities sold under agreements to repurchase at either March 31, 2015 or December 31, 2014.
Table 8.1 — Other Debt

	March 31, 2015			December 31, 2014
	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
	(dollars in millions)
Other short-term debt:
Reference Bills® securities and discount notes	$116,389	$116,347	0.13%	$134,670	$134,619	0.12%
Total other short-term debt	$116,389	$116,347	0.13	$134,670	$134,619	0.12
Other long-term debt:
Original maturities on or before December 31,
2015	$43,677	$43,670	1.35%	$58,841	$58,830	1.62%
2016	76,222	76,389	1.79	72,504	72,696	1.88
2017	90,970	90,994	1.59	77,482	77,489	1.78
2018	39,458	39,452	1.61	30,850	30,823	1.67
2019	29,006	28,909	1.96	30,671	30,570	1.97
Thereafter	55,015	51,273	3.32	49,011	45,042	3.42
Total other long-term debt(3)	334,348	330,687	1.91	319,359	315,450	2.02
Total other debt	$450,737	$447,034		$454,029	$450,069

(1)
Represents par value, net of associated discounts or premiums, and hedge-related basis adjustments. Includes $7.7 billion and $5.8 billion at March 31, 2015 and December 31, 2014, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)
Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedge-related basis adjustments.

(3)
Balance, net for other long-term debt includes callable debt of $119.0 billion and $106.3 billion at March 31, 2015 and December 31, 2014, respectively, which gives us the option to call or not call debt for a variety of reasons that include managing the composition of liabilities or economic reasons.

Debt Securities of Consolidated Trusts Held by Third Parties
Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Debt securities of consolidated trusts held by third parties are prepayable as the loans that collateralize the debt may prepay without penalty at any time.
The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.

97	Freddie Mac

Table 8.2 — Debt Securities of Consolidated Trusts Held by Third Parties

	March 31, 2015				December 31, 2014
	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)
	(dollars in millions)				(dollars in millions)
Single-family:
30-year or more, fixed-rate	2015 - 2053	$1,026,868	$1,056,858	4.00%	2015 - 2053	$1,018,357	$1,047,302	4.04%
20-year fixed-rate	2015 - 2035	71,671	73,905	3.71	2015 - 2035	71,545	73,764	3.74
15-year fixed-rate	2015 - 2030	265,945	272,395	3.09	2015 - 2030	266,117	272,538	3.13
Adjustable-rate	2015 - 2047	65,278	66,755	2.61	2015 - 2047	65,082	66,518	2.62
Interest-only	2026 - 2041	16,862	16,924	3.22	2026 - 2041	17,474	17,524	3.29
FHA/VA	2015 - 2044	1,172	1,195	5.40	2015 - 2044	1,226	1,250	5.42
Total single-family		1,447,796	1,488,032			1,439,801	1,478,896
Multifamily(2)	2017 - 2023	515	563	4.86	2017 - 2019	524	577	4.93
Total debt securities of consolidated trusts held by third parties		$1,448,311	$1,488,595			$1,440,325	$1,479,473

(1)	The effective rate for debt securities of consolidated trusts held by third parties was 3.02% and 3.19% as of March 31, 2015 and December 31, 2014, respectively.

(2)	Carrying amount includes interest-only securities recorded at fair value.
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
For a discussion of our significant accounting policies related to derivatives, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Derivatives” in our 2014 Annual Report.
Derivative Assets and Liabilities at Fair Value
The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.

98	Freddie Mac

Table 9.1 — Derivative Assets and Liabilities at Fair Value

	March 31, 2015			December 31, 2014
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging
Interest-rate swaps:
Receive-fixed	$200,905	$5,698	$(133)	$205,219	$5,243	$(487)
Pay-fixed	200,496	89	(14,808)	213,325	408	(12,829)
Basis (floating to floating)	300	2	—	300	2	—
Total interest-rate swaps	401,701	5,789	(14,941)	418,844	5,653	(13,316)
Option-based:
Call swaptions
Purchased	53,600	4,040	—	56,390	3,315	—
Written	8,010	—	(105)	10,660	—	(90)
Put Swaptions
Purchased	17,350	147	—	22,125	179	—
Written	6,310	—	(16)	3,560	—	(9)
Other option-based derivatives(1)	13,296	806	(1)	19,733	730	(28)
Total option-based	98,566	4,993	(122)	112,468	4,224	(127)
Futures	21,948	—	—	40,263	—	—
Commitments	58,050	117	(191)	27,054	40	(79)
Credit derivatives	5,260	8	(12)	5,207	27	(11)
Swap guarantee derivatives	3,159	—	(26)	3,204	—	(27)
Total derivatives not designated as hedging instruments	588,684	10,907	(15,292)	607,040	9,944	(13,560)
Derivative interest receivable (payable)		747	(1,324)		817	(1,500)
Netting adjustments(2)		(10,959)	14,609		(9,939)	13,097
Total derivative portfolio, net	$588,684	$695	$(2,007)	$607,040	$822	$(1,963)

(1)	Primarily includes purchased interest-rate caps and floors and options on Treasury futures.

(2)	Represents counterparty netting and cash collateral netting. Net cash collateral posted was $3.7 billion and $3.2 billion at March 31, 2015 and December 31, 2014, respectively.
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

99	Freddie Mac

Table 9.2 — Gains and Losses on Derivatives

Derivatives not designated as hedging instruments under the accounting guidance for derivatives and hedging	Derivative Gains (Losses)
	Three Months Ended March 31,
	2015	2014
	(in millions)
Interest-rate swaps:
Receive-fixed	$1,317	$1,394
Pay-fixed	(3,978)	(3,164)
Total interest-rate swaps	(2,661)	(1,770)
Option based:
Call swaptions
Purchased	1,015	528
Written	(29)	(100)
Put swaptions
Purchased	(66)	(419)
Written	15	—
Other option-based derivatives(1)	81	60
Total option-based	1,016	69
Futures	(40)	(30)
Commitments	(111)	66
Credit derivatives	(37)	(3)
Swap guarantee derivatives	2	3
Other	(1)	(8)
Subtotal	(1,832)	(1,673)
Accrual of periodic settlements:
Receive-fixed interest-rate swaps	680	834
Pay-fixed interest-rate swaps	(1,251)	(1,512)
Total accrual of periodic settlements	(571)	(678)
Total	$(2,403)	$(2,351)

(1)	Primarily includes purchased interest-rate caps and floors and options on Treasury futures.
Hedge Designation of Derivatives
As of March 31, 2015 and December 31, 2014, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. See “NOTE 11: STOCKHOLDERS’ EQUITY — Accumulated Other Comprehensive Income — Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges” for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES
Derivative Portfolio
Derivative Counterparties
Our use of cleared derivatives, exchange-traded derivatives, and OTC derivatives exposes us to institutional credit risk. The requirement that we post initial and variation margin in connection with cleared and exchange-traded derivatives, such as cleared interest-rate swaps and futures contracts, exposes us to institutional credit risk in the event that our clearing members or the financial clearinghouses fail to meet their obligations. The use of cleared and exchange-traded derivatives decreases our credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties. However, our exposure to the clearinghouses and clearing members that administer our cleared transactions has increased and may become more concentrated over time. OTC derivatives expose us to the credit risk of individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its obligations.
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

100	Freddie Mac

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
Collateral posted by a derivative counterparty is typically in the form of cash, although U.S. Treasury securities and Freddie Mac mortgage-related securities may also be posted. In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or to sell the collateral and transfer the proceeds to us. As of March 31, 2015 and December 31, 2014, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
Our net uncollateralized exposure to derivative counterparties for OTC interest-rate swap and option-based derivatives was $39 million and $174 million as of March 31, 2015 and December 31, 2014, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on March 31, 2015, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $39 million. Four counterparties each accounted for greater than 10% and collectively accounted for 97% of our net uncollateralized exposure to derivative counterparties, excluding cleared and exchange-traded derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives as of March 31, 2015. All four of these counterparties, Barclays Bank PLC, JP Morgan Chase Bank, Bank of America, N.A., and Wells Fargo, N.A., were rated “A” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of March 31, 2015.
Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to the central clearing requirement. We post initial and variation margin in connection with our cleared and exchange-traded derivatives. Our exposure to cleared and exchange-traded derivatives was $152 million and $128 million as of March 31, 2015 and December 31, 2014, respectively, which includes consideration of the cash collateral that has been posted for initial and variation margin. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “— Collateral Pledged.”
The table below displays information related to derivatives and securities purchased under agreements to resell on our consolidated balance sheets.

101	Freddie Mac

Table 10.1 — Offsetting of Financial Assets and Liabilities

	March 31, 2015
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate swaps and option-based derivatives	$11,346	$(10,928)	$418	$(379)	$39
Cleared and exchange-traded derivatives	183	(31)	152	—	152
Other	125	—	125	—	125
Total derivatives	11,654	(10,959)	695	(379)	316
Securities purchased under agreements to resell	47,166	—	47,166	(47,166)	—
Total	$58,820	$(10,959)	$47,861	$(47,545)	$316
Liabilities:
Derivatives:
Over-the-counter interest-rate swaps and option-based derivatives	$(10,765)	$9,042	$(1,723)	$1,652	$(71)
Cleared and exchange-traded derivatives	(5,622)	5,567	(55)	—	(55)
Other	(229)	—	(229)	—	(229)
Total	$(16,616)	$14,609	$(2,007)	$1,652	$(355)

	December 31, 2014
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate and option-based derivatives	$10,315	$(9,688)	$627	$(453)	$174
Cleared and exchange-traded derivatives	379	(251)	128	—	128
Other	67	—	67	—	67
Total derivatives	10,761	(9,939)	822	(453)	369
Securities purchased under agreements to resell	51,903	—	51,903	(51,903)	—
Total	$62,664	$(9,939)	$52,725	$(52,356)	$369
Liabilities:
Derivatives:
Over-the-counter interest-rate and option-based derivatives	$(10,666)	$8,845	$(1,821)	$1,743	$(78)
Cleared and exchange-traded derivatives	(4,277)	4,252	(25)	—	(25)
Other	(117)	—	(117)	—	(117)
Total	$(15,060)	$13,097	$(1,963)	$1,743	$(220)

(1)	For derivatives, includes cash collateral posted or held in excess of exposure.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us with an aggregate fair value of $3.1 billion and $2.3 billion as of March 31, 2015 and December 31, 2014, respectively.

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

102	Freddie Mac

We had cash and cash equivalents pledged to us related to OTC derivative instruments of $2.8 billion and $2.1 billion as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, we had $379 million and $453 million, respectively, of collateral in the form of securities pledged to and held by us related to OTC derivative instruments. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. In addition, we had $0 million of cash pledged to us related to cleared derivatives as of both March 31, 2015 and December 31, 2014.
Also, as of March 31, 2015 and December 31, 2014, we had $282 million and $0 million, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.
We did not hold any federal funds sold as of March 31, 2015 and December 31, 2014.
Collateral Pledged by Freddie Mac
We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The amount of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2015, was $2.6 billion for which we posted cash and non-cash collateral of $2.6 billion in the normal course of business. Since we were fully collateralized as of March 31, 2015, we would not have been required to post additional collateral on that day if the credit-risk-related contingent features underlying these agreements were triggered.
We also execute forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions, that utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization. In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we would be subject to the loss of any or all the property that we have posted to the MBSD/FICC under the loss mutualization rules of the MBSD/FICC.
The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge.
Table 10.2 — Collateral in the Form of Securities Pledged

	March 31, 2015	December 31, 2014
	(in millions)
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$2,246	$2,539
Available-for-sale securities	29	9
Trading securities	2,546	1,884
Total securities pledged	$4,821	$4,432

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge
As of March 31, 2015, we pledged securities with the ability of the secured party to repledge of $4.8 billion in connection with derivatives and securities transactions.
As of December 31, 2014, we pledged securities with the ability of the secured party to repledge of $4.4 billion in connection with derivatives and securities transactions.
Cash Pledged
As of March 31, 2015, we pledged $6.8 billion of collateral in the form of cash and cash equivalents, of which $0.9 billion related to our OTC derivative agreements as we had $2.6 billion of such derivatives in a net loss position. The remaining $5.9 billion of cash and cash equivalents was posted at clearing members or clearinghouses in connection with derivatives and securities transactions as of March 31, 2015.
As of December 31, 2014, we pledged $5.4 billion of collateral in the form of cash and cash equivalents, of which $1.2 billion related to our OTC derivative agreements as we had $3.0 billion of such derivatives in a net loss position. The remaining $4.2 billion of cash and cash equivalents was posted at clearing members or clearinghouses in connection with derivatives and securities transactions as of December 31, 2014.

103	Freddie Mac

NOTE 11: STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The table below presents changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.
Table 11.1 — Changes in AOCI by Component, Net of Tax

	Three Months Ended March 31, 2015
	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$2,546	$(803)	$(13)	$1,730
Other comprehensive income before reclassifications(1)	331	—	6	337
Amounts reclassified from accumulated other comprehensive income	(174)	59	—	(115)
Changes in AOCI by component	157	59	6	222
Ending balance	$2,703	$(744)	$(7)	$1,952

	Three Months Ended March 31, 2014
	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$962	$(1,000)	$32	$(6)
Other comprehensive income before reclassifications(1)	692	—	1	693
Amounts reclassified from accumulated other comprehensive income	(265)	52	(1)	(214)
Changes in AOCI by component	427	52	—	479
Ending balance	$1,389	$(948)	$32	$473

(1)
For the three months ended March 31, 2015 and the three months ended March 31, 2014, net of tax expense of $0.2 billion and $0.4 billion, respectively, for AOCI related to available-for-sale securities.

Reclassifications from AOCI to Net Income
The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.
Table 11.2 — Reclassifications from AOCI to Net Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Comprehensive Income
	2015	2014
	(in millions)
AOCI related to available-for-sale securities
	$362	$773	Other gains (losses) on investment securities recognized in earnings
	(93)	(364)	Net impairment of available-for-sale securities recognized in earnings
	269	409	Total before tax
	(95)	(144)	Tax (expense) or benefit
	174	265	Net of tax
AOCI related to cash flow hedge relationships
	—	(1)	Interest expense — Other debt
	(65)	(79)	Expense related to derivatives
	(65)	(80)	Total before tax
	6	28	Tax (expense) or benefit
	(59)	(52)	Net of tax
AOCI related to defined benefit plans
	—	1	Salaries and employee benefits
	—	—	Tax (expense) or benefit
	—	1	Net of tax
Total reclassifications in the period	$115	$214	Net of tax

104	Freddie Mac

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges
As shown in “Table 11.1 — Changes in AOCI by Component, Net of Tax,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $0.7 billion and $0.9 billion at March 31, 2015 and March 31, 2014, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $157 million, net of taxes, of the $0.7 billion of cash flow hedge losses in AOCI at March 31, 2015 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 19 years.
Senior Preferred Stock
No cash was received from Treasury under the Purchase Agreement during the three months ended March 31, 2015, because we had positive net worth at December 31, 2014 and, consequently, FHFA did not request a draw on our behalf. At March 31, 2015, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Our quarterly senior preferred stock dividend is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds the applicable Capital Reserve Amount, which was established at $3 billion for 2013 and declines to zero in 2018. Based on our Net Worth Amount at March 31, 2015 and the Capital Reserve Amount of $1.8 billion in 2015, our dividend obligation to Treasury in June 2015 will be $746 million. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion as of both March 31, 2015 and December 31, 2014. See “NOTE 18: REGULATORY CAPITAL” for additional information.
Stock-Based Compensation
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the three months ended March 31, 2015, except for issuances of treasury stock relating to stock-based compensation granted prior to conservatorship.
For purposes of the earnings-per-share calculation, all stock options outstanding at March 31, 2015 and March 31, 2014 were out of the money and excluded from the computation of dilutive potential common shares for the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement.
Dividends Declared
No common dividends were declared during the three months ended March 31, 2015. During the three months ended March 31, 2015, we paid dividends of $0.9 billion in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the three months ended March 31, 2015.
NOTE 12: INCOME TAXES
Income Tax Expense
For the three months ended March 31, 2015 and the three months ended March 31, 2014, we reported an income tax expense of $264 million and $1.7 billion, respectively, resulting in effective tax rates of 33.5% and 30.3%, respectively. Our effective tax rate differed from the statutory rate of 35% in these periods primarily due to our recognition of low income housing tax credits.
For a discussion of our significant accounting policies related to income taxes, please see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" and "NOTE 12: INCOME TAXES" in our 2014 Annual Report.
Deferred Tax Assets and Liabilities
We had a net deferred tax asset of $19.4 billion and $19.5 billion as of March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, our net deferred tax asset consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at March 31, 2015, we determined that it is more likely than not that our net deferred tax asset will be realized. Therefore, a valuation allowance was not necessary.
Unrecognized Tax Benefits and IRS Examinations
We have evaluated all income tax positions and determined that there are no uncertain tax positions that require reserves as of March 31, 2015.

105	Freddie Mac

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
The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss). Likewise, the sum of comprehensive income (loss) for each segment and the All Other category equals GAAP comprehensive income (loss). However, the accounting principles we apply to present certain financial statement line items in Segment Earnings for our reportable segments, in particular Segment Earnings management and guarantee income and net interest income, differ significantly from those applied in preparing the comparable line items in our consolidated financial statements prepared in accordance with GAAP. Accordingly, the results of such line items should not be used as a substitute for the comparable line items as determined in accordance with GAAP.
Segment Adjustments
In presenting Segment Earnings management and guarantee income and net interest income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are not reflected in net income (loss) as determined in accordance with GAAP. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. Segment adjustments consist of the following:

•
We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of buy-down fees and credit delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of March 31, 2015, the unamortized balance of buy-down fees was $0.3 billion and the unamortized balance of credit delivery fees was $0.7 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. These adjustments are necessary to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

•
We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts, as well as buy-up fees, on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of March 31, 2015, the unamortized balance of such premiums and discounts, net was $3.8 billion and the unamortized balance of buy-up fees was $0.3 billion. These adjustments are necessary to reflect the effective yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up fees.

The table below presents Segment Earnings by segment.

106	Freddie Mac

Table 13.1 — Summary of Segment Earnings and Comprehensive Income (Loss)

	Three Months Ended March 31,
	2015	2014
	(in millions)
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$60	$313
Investments	180	3,302
Multifamily	284	418
All Other	—	(13)
Total Segment Earnings, net of taxes	524	4,020
Net income	$524	$4,020
Comprehensive income (loss) of segments:
Single-family Guarantee	$59	$313
Investments	416	3,781
Multifamily	264	418
All Other	7	(13)
Comprehensive income of segments	746	4,499
Comprehensive income	$746	$4,499

The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.
Table 13.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended March 31, 2015
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
	(in millions)
Net interest income	$(137)	$626	$242	$—	$731	$2,735	$181	$2,916	$3,647
(Provision) benefit for credit losses	312	—	3	—	315	184	—	184	499
Non-interest income (loss):
Management and guarantee income(1)	1,545	—	73	—	1,618	(1,464)	(66)	(1,530)	88
Net impairment of available-for-sale securities recognized in earnings	—	118	(17)	—	101	(194)	—	(194)	(93)
Derivative gains (losses)	(37)	(1,428)	(199)	—	(1,664)	(739)	—	(739)	(2,403)
Gains (losses) on trading securities	—	45	10	—	55	—	—	—	55
Gains (losses) on mortgage loans	(553)	—	353	—	(200)	—	—	—	(200)
Other non-interest income (loss)	75	809	44	—	928	(522)	—	(522)	406
Non-interest expense:
Administrative expenses	(300)	(81)	(70)	—	(451)	—	—	—	(451)
REO operations expense	(75)	—	—	—	(75)	—	—	—	(75)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(222)	—	—	—	(222)	—	—	—	(222)
Other non-interest expense	(452)	—	(11)	—	(463)	—	—	—	(463)
Segment adjustments	(66)	181	—	—	115	—	(115)	(115)	—
Income tax expense	(30)	(90)	(144)	—	(264)	—	—	—	(264)
Net income	60	180	284	—	524	—	—	—	524
Changes in unrealized gains (losses) related to available-for-sale securities	—	177	(20)	—	157	—	—	—	157
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	59	—	—	59	—	—	—	59
Changes in defined benefit plans	(1)	—	—	7	6	—	—	—	6
Total other comprehensive income (loss), net of taxes	(1)	236	(20)	7	222	—	—	—	222
Comprehensive income	$59	$416	$264	$7	$746	$—	$—	$—	$746

107	Freddie Mac

	Three Months Ended March 31, 2014
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
	(in millions)
Net interest income	$33	$836	$215	$—	$1,084	$2,275	$151	$2,426	$3,510
(Provision) benefit for credit losses	(322)	—	19	—	(303)	218	—	218	(85)
Non-interest income (loss):
Management and guarantee income(1)	1,171	—	58	—	1,229	(1,069)	(82)	(1,151)	78
Net impairment of available-for-sale securities recognized in earnings	—	(215)	—	—	(215)	(149)	—	(149)	(364)
Derivative gains (losses)	(3)	(1,488)	85	—	(1,406)	(945)	—	(945)	(2,351)
Gains (losses) on trading securities	—	(55)	48	—	(7)	—	—	—	(7)
Gains (losses) on mortgage loans	—	—	254	—	254	—	—	—	254
Other non-interest income	203	5,637	(9)	—	5,831	(330)	—	(330)	5,501
Non-interest expense:
Administrative expenses	(278)	(124)	(66)	—	(468)	—	—	—	(468)
REO operations expense	(59)	—	—	—	(59)	—	—	—	(59)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(178)	—	—	—	(178)	—	—	—	(178)
Other non-interest expense	(39)	(4)	(5)	(18)	(66)	—	—	—	(66)
Segment adjustments	(82)	151	—	—	69	—	(69)	(69)	—
Income tax (expense) benefit	(133)	(1,436)	(181)	5	(1,745)	—	—	—	(1,745)
Net income (loss)	313	3,302	418	(13)	4,020	—	—	—	4,020
Changes in unrealized gains (losses) related to available-for-sale securities	—	427	—	—	427	—	—	—	427
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	52	—	—	52	—	—	—	52
Changes in defined benefit plans	—	—	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of taxes	—	479	—	—	479	—	—	—	479
Comprehensive income (loss)	$313	$3,781	$418	$(13)	$4,499	$—	$—	$—	$4,499

(1)	Management and guarantee income is included in other income on our GAAP consolidated statements of comprehensive income.
NOTE 14: FINANCIAL GUARANTEES
We provide financial guarantees to securitization trusts that issue mortgage-related securities backed by single-family mortgage loans, which we consolidate. During the three months ended March 31, 2015 and the three months ended March 31, 2014, we issued approximately $78.8 billion and $52.1 billion, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). For guarantees to consolidated securitization trusts, our exposure to these guarantees is generally the UPB of the loans recorded on our consolidated balance sheets.
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
Table 14.1 — Financial Guarantees

	March 31, 2015			December 31, 2014
	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
	(dollars in millions, terms in years)
Non-consolidated Freddie Mac securities	$91,014	$890	38	$87,529	$861	39
Other guarantee commitments	21,262	672	39	26,147	772	39
Derivative instruments	17,746	148	30	21,336	154	31

108	Freddie Mac

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

(2)
For non-consolidated Freddie Mac securities and other guarantee commitments, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $122 million and $126 million as of March 31, 2015 and December 31, 2014, respectively, and is included within other liabilities on our consolidated balance sheets.

Non-Consolidated Freddie Mac Securities
During the three months ended March 31, 2015 and the three months ended March 31, 2014, we issued approximately $4.4 billion and $3.3 billion, respectively, in UPB of Other Guarantee Transactions, all of which were backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.
For many of the loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on loans we guarantee.
Other Guarantee Commitments
We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. During the three months ended March 31, 2015 and the three months ended March 31, 2014, we issued and guaranteed $1.0 billion and $0.5 billion, respectively, in UPB of long-term standby commitments. These long-term standby commitments totaled $11.7 billion and $16.5 billion in UPB at March 31, 2015 and December 31, 2014, respectively. Periodically, a customer may seek to terminate long-term standby commitments and simultaneously enter into guarantor swap transactions to obtain our PCs backed by many of the same mortgage loans.
We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.2 billion and $9.3 billion in UPB at March 31, 2015 and December 31, 2014, respectively. In addition, as of March 31, 2015 and December 31, 2014, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $0.3 billion and $0.4 billion, respectively.
Liquidity Guarantees
No advances under our liquidity guarantees were outstanding at both March 31, 2015 and December 31, 2014.
NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS
Single-Family Credit Guarantee Portfolio
The table below summarizes the concentration by year of origination and geographic area of the approximately $1.7 trillion UPB of our single-family credit guarantee portfolio at both March 31, 2015 and December 31, 2014. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2014 Annual Report and "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.

109	Freddie Mac

Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	March 31, 2015		December 31, 2014		Percent of Credit Losses(1) Three Months Ended
	Percentage of Portfolio(1)	Serious Delinquency Rate	Percentage of Portfolio(1)	Serious Delinquency Rate	March 31, 2015	March 31, 2014
Year of Origination
2015	3%	—%	N/A	N/A	—%	N/A
2014	12	0.03	12%	0.02%	—	—%
2013	15	0.07	16	0.06	—	—
2012	14	0.09	14	0.09	—	—
2011	6	0.25	6	0.26	—	—
2010	5	0.46	6	0.46	1	1
2009	6	0.88	6	0.92	1	2
Subtotal - New single-family book	61	0.22	60	0.24	2	3
HARP and other relief refinance loans(2)	20	0.75	20	0.75	5	8
2005 to 2008 Legacy single-family book	12	7.10	13	7.59	84	77
Pre-2005 Legacy single-family book	7	2.97	7	3.10	9	12
Total	100%	1.73%	100%	1.88%	100%	100%
Region(3)
West	29%	1.11%	29%	1.23%	12%	8%
Northeast	26	2.67	26	2.81	47	27
North Central	17	1.35	17	1.48	13	23
Southeast	16	2.14	16	2.40	25	37
Southwest	12	1.06	12	1.16	3	5
Total	100%	1.73%	100%	1.88%	100%	100%
State
Arizona, California, Florida, and Nevada(4)	26%	1.67%	26%	1.91%	27%	32%
Illinois, Michigan, and Ohio(5)	10	1.56	10	1.70	11	17
New York and New Jersey(6)	9	4.43	9	4.62	33	11
All other	55	1.41	55	1.53	29	40
Total	100%	1.73%	100%	1.88%	100%	100%

(1)	Within these columns, "—" represents less than 0.5%.

(2)
HARP and other relief refinance loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2015). All other refinance loans are presented in the year that the refinancing occurred.

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

110	Freddie Mac

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
Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio(2)		Serious Delinquency Rate
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Interest-only	2%	2%	8.57%	9.36%
Option ARM(3)	—	—	9.54	9.87
Alt-A	3	3	8.13	8.53
Original LTV ratio greater than 90%(4)	16	16	2.39	2.58
Lower credit scores at origination (less than 620)	3	3	7.91	8.57

(1)	Excludes loans underlying certain Other Guarantee Transactions for which data was not available.

(2)	Within these columns, "—" represents less than 0.5%.

(3)
For reporting purposes, loans within the option ARM category continue to be reported in that category following modification, even though the modified loan no longer provides for optional payment provisions.

(4)	Includes HARP loans, which we are required to purchase as part of our participation in the MHA Program.
The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 6% at both March 31, 2015 and December 31, 2014. An increase in the estimated current LTV ratio of a loan indicates that the borrower’s equity in the home has declined, and can negatively affect the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 8.77% and 9.06% as of March 31, 2015 and December 31, 2014, respectively. Loans in our 2005-2008 Legacy single-family book have been more affected by declines in home prices that have occurred since 2006 than loans originated in other years. Our 2005-2008 Legacy single-family book comprised approximately 12% of our single-family credit guarantee portfolio, based on UPB at March 31, 2015, and these loans accounted for approximately 84% of our credit losses during the three months ended March 31, 2015.
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
Multifamily Mortgage Portfolio
The table below summarizes the concentration of multifamily mortgages in our multifamily mortgage portfolio by certain attributes based on UPB.

111	Freddie Mac

Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	March 31, 2015		December 31, 2014
	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
	(dollars in billions)
State(2)
California	$24.0	—%	$23.2	—%
Texas	19.6	0.12	18.3	0.06
New York	12.5	—	12.1	—
Florida	10.6	—	10.0	—
Virginia	7.4	—	7.3	—
Maryland	7.4	—	7.2	—
All other states	68.0	0.03	65.2	0.07
Total	$149.5	0.03%	$143.3	0.04%
Region(3)
Northeast	$40.3	—%	$39.0	—%
West	38.0	—	36.3	—
Southwest	30.9	0.11	29.1	0.07
Southeast	28.0	0.01	26.7	0.09
North Central	12.3	0.06	12.2	0.06
Total	$149.5	0.03%	$143.3	0.04%

Original LTV ratio greater than 80%	$6.0	0.04%	$6.1	0.04%

(1)	Based on mortgages two monthly payments or more delinquent or in foreclosure.

(2)	States presented have the highest aggregate UPB at March 31, 2015.

(3)	See endnote (3) to “Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio” for a description of these regions.
Seller/Servicers
We acquire a significant portion of our single-family mortgage purchase volume from several large sellers and we are exposed to the risk that we could lose purchase volume to the extent certain arrangements with these sellers are terminated. Our top ten single-family sellers provided approximately 51% of our single-family purchase volume during the three months ended March 31, 2015. Bank of America, N.A. and Wells Fargo Bank, N.A., accounted for 13% and 10%, respectively, of our single-family mortgage purchase volume and were the only single-family sellers that comprised 10% or more of our purchase volume during the three months ended March 31, 2015.
We are exposed to the risk that servicers might fail to service mortgages in accordance with our contractual requirements, resulting in increased credit losses. For example, our servicers have an active role in our loss mitigation efforts, including under the servicing alignment initiative and the MHA Program, and therefore, we have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. Since we do not have our own servicing operation, if our servicers lack appropriate controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected.
A significant portion of our single-family mortgage loans are serviced by several large servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 22% and 11%, respectively, of our single-family mortgage loans, and were the only servicers that serviced more than 10% of our loans, as of March 31, 2015. In recent years, there has been a shift in our servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our loans. As of March 31, 2015, approximately 12% of our total single-family credit guarantee portfolio was serviced by our three largest non-depository servicers (including subsidiaries and/or affiliates of Ocwen Financial Corp., or Ocwen), on a combined basis. Several of these non-depository servicers also service a large share of the loans underlying our investments in non-agency mortgage-related securities.
During the first quarter of 2015, Ocwen announced several transactions involving Freddie Mac. In these transactions, Ocwen agreed to transfer servicing of approximately $20 billion in UPB of loans owned by Freddie Mac, which represents approximately 46% of Freddie Mac loans serviced by Ocwen at March 31, 2015.
We acquire our multifamily mortgage loans from a network of approved sellers. Our top three multifamily sellers, CBRE Capital Markets, Inc., Walker & Dunlop, LLC, and Holliday Fenoglio Fowler, L.P., accounted for 18%, 17%, and 12%, respectively, of our multifamily new business volume during the three months ended March 31, 2015. Our top ten multifamily sellers represented an aggregate of approximately 84% of our multifamily new business volume during the three months ended March 31, 2015.

112	Freddie Mac

A significant portion of our multifamily mortgage loans are serviced by several of our large customers. As of March 31, 2015 our top three multifamily servicers, CBRE Capital Markets, Inc., Wells Fargo Bank, N.A., and Berkadia Commercial Mortgage LLC, each serviced more than 10% of our multifamily mortgage portfolio, excluding K Certificates, and together serviced approximately 37% of this portfolio.
Mortgage Insurers
We are exposed to institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgages we purchase or guarantee. We evaluate the recovery and collectability from insurance policies for mortgage loans that we hold for investment as well as loans underlying our non-consolidated Freddie Mac mortgage-related securities or covered by other guarantee commitments as part of the estimate of our loan loss reserves. As of March 31, 2015, mortgage insurers provided coverage with maximum loss limits of $59.7 billion, for $233.5 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both primary and pool insurance. Our top four mortgage insurer counterparties, Radian Guaranty Inc., United Guaranty Residential Insurance Company, Mortgage Guaranty Insurance Corporation, and Genworth Mortgage Insurance Corporation, each accounted for more than 10% and collectively represented approximately 80% of our overall mortgage insurance coverage at March 31, 2015. Of our four largest counterparties, two are rated BB-, one is rated BB, and one is rated BBB+, as of March 31, 2015, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent. PMI Mortgage Insurance Co. (PMI), Republic Mortgage Insurance Co., and Triad Guaranty Insurance Corp. (Triad) are no longer rated by either S&P or Moody’s because they are in rehabilitation or under regulatory supervision.
We received proceeds of $0.2 billion and $0.4 billion during the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.4 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of both March 31, 2015 and December 31, 2014. The balance of these receivables, net of associated reserves, was approximately $0.3 billion at both March 31, 2015 and December 31, 2014.
PMI and Triad are both in rehabilitation, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers. As of March 31, 2015 and December 31, 2014, we had cumulative unpaid deferred payment obligations of $0.5 billion and $0.4 billion, respectively, from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
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
Our cash and other investment counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. As of March 31, 2015 and December 31, 2014, including amounts related to our consolidated VIEs, there were $66.3 billion and $71.4 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; or (c) cash deposited with the Federal Reserve Bank of New York. As of March 31, 2015 these included:

•	$32.1 billion of securities purchased under agreements to resell with 17 counterparties that had short-term S&P ratings of A-1 or above;

•	$3.6 billion of securities purchased under agreements to resell with three counterparties that had short-term S&P ratings of A-2;

•
$11.5 billion of securities purchased under agreements to resell with four counterparties that do not have short-term S&P or other third-party credit ratings, but were evaluated under the company's counterparty credit risk system and were determined to be eligible for these transactions (by providing more than 100% in approved collateral);

•	$2.6 billion of cash equivalents invested in Treasury securities; and

•	$16.5 billion of cash deposited with the Federal Reserve Bank of New York (as a non-interest-bearing deposit).
Non-Agency Mortgage-Related Security Issuers and Servicers
We are engaged in various loss mitigation efforts concerning certain investments in non-agency mortgage-related securities. Certain recent developments are discussed below.

113	Freddie Mac

In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against a number of corporate families of financial institutions and related defendants alleging securities laws violations and, in some cases, fraud. In March 2015, FHFA’s case against Nomura Holding America, Inc. went to trial in the U.S. District Court for the Southern District of New York. The trial was completed in April 2015.
We have been working with an investor consortium that seeks to enforce certain claims relating to certain Countrywide non-agency mortgage-related securities. In June 2011, Bank of America Corporation, BAC Home Loans Servicing, LP, Countrywide Financial Corporation and Countrywide Home Loans, Inc. entered into a settlement agreement with The Bank of New York Mellon, as trustee, to resolve certain claims with respect to a number of Countrywide mortgage securitization trusts. In January 2014, a New York state court approved a significant portion of the settlement. In March 2015, a New York intermediate appellate court upheld the settlement in full. The time for objectors to the settlement to seek an appeal has expired. The settlement is subject to certain additional conditions, which we expect will be achieved in the near term. We expect to receive a benefit from the settlement for those covered securitizations that we hold at the time settlement proceeds are distributed to the trusts. This benefit, which is expected to be approximately $0.5 billion, will be reflected in earnings through higher net interest income recognized over the expected life of the securities.
A significant portion of single-family mortgages underlying our investments in non-agency mortgage-related securities is serviced by non-depository servicers. As of March 31, 2015, approximately 44% of our investments in single-family non-agency mortgage-related securities, based on UPB, were serviced by subsidiaries and/or affiliates of Ocwen, and Ocwen was the only non-depository servicer who serviced 10% or more of the UPB underlying our investments in non-agency mortgage-related securities at that date. Ocwen and its subsidiaries and/or affiliates have been the subject of significant adverse regulatory scrutiny, and Ocwen's credit rating and servicer rating have been downgraded. Ocwen has announced that it continues to prepare and evaluate information related to its ability to operate as a going concern and to provide such information to its auditors for purposes of the audit of Ocwen's 2014 financial statements. Ocwen subsequently announced an amendment to its senior secured term loan with certain lenders which: (a) removed the requirement that Ocwen’s financial statements and the related audit report for 2014 be unqualified as to going concern; and (b) extended the required time period for delivery of its 2014 audited financial statements to May 29, 2015. Ocwen stated that following the execution of this amendment and other amendments to its debt agreements, no defaults on its debt agreements will occur in the event that Ocwen’s auditor includes disclosure in its 2014 audit report relating to Ocwen’s ability to operate as a going concern. On April 30, 2015, Ocwen announced that it intends to file its 2014 Form 10-K no later than May 29, 2015.
As of March 31, 2015, approximately 13% of our investments in single-family non-agency mortgage-related securities, based on UPB, were serviced by JPMorgan Chase Bank, N.A.
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
Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis
The table below presents our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option, as of March 31, 2015 and December 31, 2014.

114	Freddie Mac

Table 16.1 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis

	March 31, 2015
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$36,244	$2,683	$—	$38,927
Fannie Mae	—	10,961	113	—	11,074
Ginnie Mae	—	188	3	—	191
CMBS	—	16,444	3,552	—	19,996
Subprime	—	—	17,799	—	17,799
Option ARM	—	—	5,276	—	5,276
Alt-A and other	—	—	4,788	—	4,788
Obligations of states and political subdivisions	—	—	1,827	—	1,827
Manufactured housing	—	—	619	—	619
Total available-for-sale securities, at fair value	—	63,837	36,660	—	100,497
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	16,447	511	—	16,958
Fannie Mae	—	5,794	139	—	5,933
Ginnie Mae	—	14	—	—	14
Other	—	151	4	—	155
Total mortgage-related securities	—	22,406	654	—	23,060
U.S. Treasury securities	14,600	—	—	—	14,600
Total trading securities, at fair value	14,600	22,406	654	—	37,660
Total investments in securities	14,600	86,243	37,314	—	138,157
Mortgage loans:
Held-for-sale, at fair value	—	16,495	—	—	16,495
Derivative assets, net:
Interest-rate swaps	—	5,789	—	—	5,789
Option-based derivatives	4	4,989	—	—	4,993
Other	—	111	14	—	125
Subtotal, before netting adjustments	4	10,889	14	—	10,907
Netting adjustments(1)	—	—	—	(10,212)	(10,212)
Total derivative assets, net	4	10,889	14	(10,212)	695
Other assets:
Guarantee asset, at fair value	—	—	1,569	—	1,569
All other, at fair value	—	—	6	—	6
Total other assets	—	—	1,575	—	1,575
Total assets carried at fair value on a recurring basis	$14,604	$113,627	$38,903	$(10,212)	$156,922
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$39	$—	$—	$39
Other debt, at fair value	—	7,659	—	—	7,659
Derivative liabilities, net:
Interest-rate swaps	—	14,941	—	—	14,941
Option-based derivatives	1	121	—	—	122
Other	—	190	39	—	229
Subtotal, before netting adjustments	1	15,252	39	—	15,292
Netting adjustments(1)	—	—	—	(13,285)	(13,285)
Total derivative liabilities, net	1	15,252	39	(13,285)	2,007
Total liabilities carried at fair value on a recurring basis	$1	$22,950	$39	$(13,285)	$9,705

115	Freddie Mac

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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

(1)
Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable. The net cash collateral posted was $3.7 billion and $3.2 billion, respectively, at March 31, 2015 and December 31, 2014. The net interest receivable (payable) of derivative assets and derivative liabilities was $(0.6) billion and $(0.7) billion at March 31, 2015 and December 31, 2014, respectively, which was mainly related to interest rate swaps.

Changes in Fair Value Levels
We monitor the availability of observable market data to: (a) assess the appropriate classification of financial instruments within the fair value hierarchy; and (b) transfer assets and liabilities between Level 1, Level 2, and Level 3 accordingly.

116	Freddie Mac

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
For the three months ended March 31, 2015 and the three months ended March 31, 2014, our transfers between Level 1 and Level 2 assets and liabilities were less than $1 million.
The table below presents a reconciliation of all assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and the three months ended March 31, 2014, including transfers into and out of Level 3 assets and liabilities. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities for the three months ended March 31, 2015 and the three months ended March 31, 2014. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

117	Freddie Mac

Table 16.2 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

	Three Months Ended March 31, 2015
		Realized and unrealized gains (losses)
	Balance, January 1, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, March 31, 2015	Unrealized gains (losses) still held
	in millions
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$4,231	$—	$(2)	$(2)	$1,010	$—	$(654)	$22	$—	$(1,924)	$2,683	$—
Fannie Mae	85	—	1	1	—	—	—	(7)	43	(9)	113	—
Ginnie Mae	4	—	—	—	—	—	—	(1)	—	—	3	—
CMBS	3,474	(17)	101	84	—	—	—	(6)	—	—	3,552	(17)
Subprime	20,589	192	12	204	—	—	(2,892)	(102)	—	—	17,799	(65)
Option ARM	5,649	11	(29)	(18)	—	—	(168)	(187)	—	—	5,276	(11)
Alt-A and other	5,027	6	(11)	(5)	—	—	(106)	(143)	15	—	4,788	(1)
Obligations of states and political subdivisions	2,198	—	(5)	(5)	—	—	—	(366)	—	—	1,827	—
Manufactured housing	638	—	(1)	(1)	—	—	(4)	(14)	—	—	619	—
Total available-for-sale mortgage-related securities	41,895	192	66	258	1,010	—	(3,824)	(804)	58	(1,933)	36,660	(94)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	927	2	—	2	44	128	(5)	(10)	34	(609)	511	2
Fannie Mae	232	2	—	2	—	—	(2)	(2)	6	(97)	139	2
Ginnie Mae	1	—	—	—	—	—	(1)	—	—	—	—	—
Other	4	4	—	4	—	—	(4)	—	—	—	4	—
Total trading mortgage-related securities	1,164	8	—	8	44	128	(12)	(12)	40	(706)	654	4
Other assets:
Guarantee asset(3)	1,626	(15)	—	(15)	—	93	—	(135)	—	—	1,569	(15)
All other, at fair value	5	1	—	1	—	—	—	—	—	—	6	1
Total other assets	1,631	(14)	—	(14)	—	93	—	(135)	—	—	1,575	(14)

		Realized and unrealized (gains) losses
	Balance, January 1, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, March 31, 2015	Unrealized (gains) losses still held
	(in millions)
Liabilities
Net derivatives(4)	$10	$25	$—	$25	$—	$—	$—	$(10)	$—	$—	$25	$15

118	Freddie Mac

	Three months ended March 31, 2014
		Realized and unrealized gains (losses)
	Balance, January 1, 2014	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, March 31, 2014	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,939	$—	$(1)	$(1)	$1,207	$—	$(607)	$(11)	$3	$(87)	$2,443	$—
Fannie Mae	131	—	—	—	—	—	—	(5)	8	—	134	—
Ginnie Mae	12	—	—	—	—	—	—	(1)	—	—	11	—
CMBS	3,109	—	119	119	—	—	—	(13)	242	—	3,457	—
Subprime	27,499	(299)	911	612	—	—	(816)	(755)	—	—	26,540	(322)
Option ARM	6,574	(16)	(36)	(52)	—	—	—	(83)	—	—	6,439	(16)
Alt-A and other	8,706	85	63	148	—	—	(1,107)	(141)	—	—	7,606	(26)
Obligations of states and political subdivisions	3,495	—	59	59	1	—	(1)	(278)	—	—	3,276	—
Manufactured housing	684	—	10	10	—	—	—	(18)	—	—	676	—
Total available-for-sale mortgage-related securities	52,149	(230)	1,125	895	1,208	—	(2,531)	(1,305)	253	(87)	50,582	(364)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	343	(7)	—	(7)	250	—	(3)	(3)	—	(67)	513	(8)
Fannie Mae	221	(8)	—	(8)	178	—	—	(2)	—	(31)	358	(8)
Ginnie Mae	74	—	—	—	—	—	—	(3)	—	—	71	—
Other	8	—	—	—	—	—	—	(1)	—	—	7	—
Total trading mortgage-related securities	646	(15)	—	(15)	428	—	(3)	(9)	—	(98)	949	(16)
Other assets:
Guarantee asset(3)	1,611	(88)	—	(88)	—	67	—	(32)	—	—	1,558	(88)
All other, at fair value	9	3	—	3	—	—	—	—	—	—	12	2
Total other assets	1,620	(85)	—	(85)	—	67	—	(32)	—	—	1,570	(86)

		Realized and unrealized (gains) losses
	Balance, January 1, 2014	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, March 31, 2014	Unrealized (gains) losses still held
	(in millions)
Liabilities
Other debt, at fair value	$1,528	$(7)	$—	$(7)	$—	$—	$—	$(521)	$—	$—	$1,000	$—
Net derivatives(4)	325	(22)	—	(22)	—	—	—	14	—	(281)	36	(7)

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

(2)
Transfers out of Level 3 during the three months ended March 31, 2015 consist primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Transfers into Level 3 during the three months ended March 31, 2015 consist primarily of certain mortgage-related securities due to a lack of market activity and relevant price quotes from dealers and third-party pricing services.

(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of comprehensive income.

(4)	Amounts are prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

119	Freddie Mac

Assets on Our Consolidated Balance Sheets Measured at Fair Value on a Non-Recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis after our initial recognition. These adjustments usually result from the application of lower-of-cost-or-fair-value accounting or measurement of impairment based on the fair value of the underlying collateral. These assets include impaired held-for-investment single-family and multifamily mortgage loans, held-for-sale single-family loans for which we have not elected the fair value option and REO, net.
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, respectively.
Table 16.3 — Assets on Our Consolidated Balance Sheets Measured at Fair Value on a Non-Recurring Basis

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$—	$8,214	$8,214	$—	$80	$8,962	$9,042
REO, net(2)	—	—	1,275	1,275	—	—	1,665	1,665
Total assets measured at fair value on a non-recurring basis	$—	$—	$9,489	$9,489	$—	$80	$10,627	$10,707

(1)
Includes impaired mortgage loans that are classified as held-for-investment and have a related valuation allowance based on the fair value of the underlying collateral and held-for-sale mortgage loans where the fair value is below cost.

(2)
Represents the fair value of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was reduced to fair value of $1.3 billion, less estimated costs to sell of $83 million (or approximately $1.2 billion) at March 31, 2015. The carrying amount of REO, net was reduced to fair value of $1.7 billion, less estimated costs to sell of $109 million (or approximately $1.6 billion) at December 31, 2014.

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
During the three months ended March 31, 2015, we changed our valuation technique related to single-family mortgage loans held-for-sale, and the new technique is discussed below.
Mortgage Loans, Held-for-Sale
Mortgage loans, held-for-sale include certain deeply delinquent single-family loans accounted for at the lower-of-cost-or-fair-value on a non-recurring basis. Our single-family mortgage loans, held-for-sale are valued using market prices for recent transactions for the sale of similar whole loans, stratified by loan-to-value ratio and geographic location of the underlying property. The loan-to-value ratios are based on broker price opinions, which consider the physical condition of the property and use comparable sales and other market data in determining the value. These loans are classified as Level 3 because the underlying assumptions regarding market pricing of delinquent loans are unobservable due to the low volume and level of activity in this market.
Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3) as of March 31, 2015 and December 31, 2014.

120	Freddie Mac

Table 16.4 — Quantitative Information about Recurring Level 3 Fair Value Measurements for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value

	March 31, 2015
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac		$2,102	Discounted cash flows	OAS	(148) - 158 bps	106 bps
		183	Risk metric	Effective duration(1)	0.13 - 6.95 years	1.04 years
		398	Other
Total Freddie Mac	$38,927	2,683
Fannie Mae		87	Median of external sources	External pricing sources	$107.9 - $110.6	$109.6
		26	Discounted cash flows	OAS	(194) - 1,099 bps	73 bps
Total Fannie Mae	11,074	113
Ginnie Mae		3	Discounted cash flows
Total Ginnie Mae	191	3
CMBS		1,350	Risk Metrics	Effective duration(1)	6.02 - 10.71 years	8.71 years
		1,151	Single external source	External pricing source	$107.1 - $107.1	$107.1
		736	Discounted cash flows	OAS	251 - 935 bps	481 bps
		315	Other
Total CMBS	19,996	3,552
Subprime, option ARM, and Alt-A:
Subprime		15,002	Median of external sources	External pricing sources	$71.9 - $76.9	$74.2
		2,797	Other
Total subprime	17,799	17,799
Option ARM		4,960	Median of external sources	External pricing sources	$65.9 - $71.4	$68.5
		316	Other
Total option ARM	5,276	5,276
Alt-A and other		3,848	Median of external sources	External pricing sources	$82.6 - $86.1	$84.1
		940	Other
Total Alt-A and other	4,788	4,788
Obligations of states and political subdivisions		1,644	Median of external sources	External pricing sources	$101.4 - $102.0	$101.7
		183	Other
Total obligations of states and political subdivisions	1,827	1,827
Manufactured housing		327	Median of external sources	External pricing sources	$88.1 - $91.6	$89.6
		101	Single external source	External pricing source	$90.5 - $90.5	$90.5
		191	Other
Total manufactured housing	619	619
Total available-for-sale mortgage-related securities	100,497	36,660
Trading, at fair value
Mortgage-related securities
Freddie Mac		357	Discounted cash flows	OAS	(317) - 9,748 bps	73 bps
		128	Risk Metrics	Effective duration(1)	1.63 - 3.02 years	2.95 years
		26	Other
Total Freddie Mac	16,958	511
Fannie Mae		133	Discounted cash flows	OAS	(440) -741 bps	73 bps
		6	Other
Total Fannie Mae	5,933	139
Ginnie Mae	14	—
Other		2	Median of external sources
		2	Discounted cash flows
Total other	155	4
Total trading mortgage-related securities	23,060	654
Total investments in securities	$123,557	$37,314
Other assets:
Guarantee asset, at fair value		$1,329	Discounted cash flows	OAS	17 - 198 bps	50 bps
		240	Median of external sources	External pricing sources	$9.4 - $23.4	$14.5
Total guarantee asset, at fair value	$1,569	1,569
All other, at fair value		6	Other
Total all other, at fair value	6	6
Total other assets	1,575	1,575
Liabilities
Net derivatives		25	Other
Total net derivatives	1,312	25

121	Freddie Mac

	December 31, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
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
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a non-recurring basis using unobservable inputs (Level 3) as of March 31, 2015 and December 31, 2014.

122	Freddie Mac

Table 16.5 — Quantitative Information about Non-Recurring Level 3 Fair Value Measurements for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value

	March 31, 2015
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans	$8,214	$8,214
			Internal model	Historical sales proceeds	$3,000 - $896,519	$161,093
			Internal model	Housing sales index	40 - 298 bps	83 bps
			Third-party appraisal	Property value	$6 million - $30 million	$23 million
			Income capitalization(1)	Capitalization rates	6%- 11%	7%
			Median of external sources	External market prices	$45.9 - $92.3	$74.4
REO, net(2)	$1,275	$1,275
			Internal model	Historical sales proceeds	$3,000 - $896,519	$149,233
			Internal model	Housing sales index	40 - 298 bps	82 bps

	December 31, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans	$8,962	$8,962
			Internal model	Historical sales proceeds	$3,000 - $896,519	$162,556
			Internal model	Housing sales index	38 - 294 bps	82 bps
			Third-party appraisal	Property value	$11 million - $44 million	$31 million
			Income capitalization(1)	Capitalization rates	6%- 9%	7%
REO, net(2)	$1,665	$1,665
			Internal model	Historical sales proceeds	$3,008 - $896,519	$154,165
			Internal model	Housing sales index	38 - 294 bps	82 bps

(1)
The predominant valuation technique used for multifamily mortgage loans. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.

(2)	The national average REO disposition severity ratio for our REO properties was 36.4% and 35.6% for the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively.
Fair Value of Financial Instruments
The table below presents the carrying value and estimated fair value of our financial instruments as of March 31, 2015 and December 31, 2014.

123	Freddie Mac

Table 16.6 — Fair Value of Financial Instruments

	March 31, 2015
		Fair Value
	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$10,407	$10,407	$—	$—	$—	$10,407
Restricted cash and cash equivalents	8,689	8,689	—	—	—	8,689
Federal funds sold and securities purchased under agreements to resell	47,166	—	47,166	—	—	47,166
Investments in securities:
Available-for-sale, at fair value	100,497	—	63,837	36,660	—	100,497
Trading, at fair value	37,660	14,600	22,406	654	—	37,660
Total investments in securities	138,157	14,600	86,243	37,314	—	138,157
Mortgage loans:
Mortgage loans held by consolidated trusts	1,565,078	—	1,412,929	189,961	—	1,602,890
Unsecuritized mortgage loans	144,981	—	29,134	116,374	—	145,508
Total mortgage loans	1,710,059	—	1,442,063	306,335	—	1,748,398
Derivative assets, net	695	4	10,889	14	(10,212)	695
Guarantee asset	1,569	—	—	1,781	—	1,781
Advances to lenders	242	—	242	—	—	242
Total financial assets	$1,916,984	$33,700	$1,586,603	$345,444	$(10,212)	$1,955,535
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,488,595	$—	$1,537,390	$1,331	$—	$1,538,721
Other debt	447,034	—	443,705	12,481	—	456,186
Total debt, net	1,935,629	—	1,981,095	13,812	—	1,994,907
Derivative liabilities, net	2,007	1	15,252	39	(13,285)	2,007
Guarantee obligation	1,553	—	—	2,939	—	2,939
Total financial liabilities	$1,939,189	$1	$1,996,347	$16,790	$(13,285)	$1,999,853

	December 31, 2014
		Fair Value
	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$10,928	$10,928	$—	$—	$—	$10,928
Restricted cash and cash equivalents	8,535	8,535	—	—	—	8,535
Federal funds sold and securities purchased under agreements to resell	51,903	—	51,903	—	—	51,903
Investments in securities:
Available-for-sale, at fair value	106,550	—	64,655	41,895	—	106,550
Trading, at fair value	30,437	6,682	22,591	1,164	—	30,437
Total investments in securities	136,987	6,682	87,246	43,059	—	136,987
Mortgage loans:
Mortgage loans held by consolidated trusts	1,558,094	—	1,387,412	197,896	—	1,585,308
Unsecuritized mortgage loans	142,486	—	22,305	119,157	—	141,462
Total mortgage loans	1,700,580	—	1,409,717	317,053	—	1,726,770
Derivative assets, net	822	5	9,912	27	(9,122)	822
Guarantee asset	1,626	—	—	1,837	—	1,837
Total financial assets	$1,911,381	$26,150	$1,558,778	$361,976	$(9,122)	$1,937,782
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,479,473	$—	$1,521,508	$1,364	$—	$1,522,872
Other debt	450,069	—	444,748	13,371	—	458,119
Total debt, net	1,929,542	—	1,966,256	14,735	—	1,980,991
Derivative liabilities, net	1,963	28	13,495	37	(11,597)	1,963
Guarantee obligation	1,623	—	—	3,127	—	3,127
Total financial liabilities	$1,933,128	$28	$1,979,751	$17,899	$(11,597)	$1,986,081
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

124	Freddie Mac

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends (currently scheduled for December 31, 2015), the beneficial pricing afforded to HARP loans will no longer be reflected in our delivery and guarantee fee pricing structure. If these benefits were not reflected in the pricing for these loans, the fair value of our mortgage loans would have decreased by $17.1 billion and $19.1 billion as of March 31, 2015 and December 31, 2014, respectively. The total fair value of the loans in our portfolio that reflects the pricing afforded to HARP loans as of March 31, 2015 and December 31, 2014 is $110.5 billion and $119.8 billion, respectively.
Fair Value Option
We elected the fair value option for certain types of investments in securities, multifamily held-for-sale mortgage loans, and certain debt. For information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option, see Gains (losses) on trading securities within “Table 13.2 — Segment Earnings and Reconciliation to GAAP Results.”
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option as of March 31, 2015 and December 31, 2014.
Table 16.7 — Difference between Fair Value and Unpaid Principal Balance for Certain Financial Instruments with Fair Value Option Elected

	March 31, 2015		December 31, 2014
	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term
	(in millions)
Fair value	$16,495	$7,659	$12,130	$5,820
Unpaid principal balance	16,014	7,543	11,872	5,896
Difference	$481	$116	$258	$(76)
Changes in Fair Value under the Fair Value Option Election
We recorded gains (losses) of $0.4 billion and $0.3 billion for the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively, from the change in fair value on multifamily held-for-sale mortgage loans recorded at fair value in other income in our consolidated statements of comprehensive income.
Gains (losses) on debt securities with the fair value option elected were $(189) million and $(50) million for the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively, and were recorded in other income in our consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for the three months ended March 31, 2015 and the three months ended March 31, 2014 for any assets or liabilities for which we elected the fair value option.
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
During the three months ended March 31, 2015, we paid approximately $4 million for the advancement of legal fees and expenses of former officers pursuant to our indemnification obligations to them. These fees and expenses related to certain of

125	Freddie Mac

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
On October 8, 2013, defendants filed motions to dismiss the complaint. On October 31, 2014, the Court granted defendants’ motions and dismissed the case in its entirety against all defendants, with prejudice. On November 25, 2014, plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit.
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
Related Third Party Litigation
On December 16, 2011, the SEC announced that it had charged three former executives of Freddie Mac with securities laws violations and filed a lawsuit against them in the U.S. District Court for the Southern District of New York. These executives are former Chairman of the Board and Chief Executive Officer Richard F. Syron, former Executive Vice President and Chief Business Officer Patricia L. Cook, and former Executive Vice President for the single-family guarantee business Donald J. Bisenius. On April 14, 2015, the Court closed the case after the parties entered into a stipulation agreeing to settle the matter without further litigation. The settlement will not have any effect on Freddie Mac’s financial results. The court ruling that effectuates the settlement is not subject to appeal.
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
On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac has filed a proof of loss under the bonds. The underwriters moved for partial summary judgment against Freddie Mac in April 2013. The Court denied this motion on March 27, 2014, and the underwriters subsequently appealed the denial of the motion to the U.S. District Court. Numerous additional motions for summary judgment filed by the parties, including by Freddie Mac, are pending. On February 19, 2015, the Court granted summary judgment against TBW on its claims. Freddie Mac has moved for a clarification that the Court’s judgment does not apply to Freddie Mac’s separate claims against Lloyds. Discovery is proceeding. At present, it is not possible for us to predict the probable outcome of this lawsuit.
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

126	Freddie Mac

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
FHFA, joined by Freddie Mac and Fannie Mae, moved to dismiss the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case and the other related cases on January 17, 2014. Treasury filed a motion to dismiss the same day. On September 30, 2014, the District Court granted the motions and dismissed the plaintiffs’ claims. On October 9, 2014, Arrowood filed a notice of appeal of the District Court’s decision. On October 15, 2014, plaintiffs

127	Freddie Mac

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
The table below summarizes our minimum capital requirements and deficits and net worth.
Table 18.1 — Net Worth and Minimum Capital

	March 31, 2015	December 31, 2014
	(in millions)
GAAP net worth	$2,546	$2,651
Core capital (deficit)(1)(2)	$(71,742)	$(71,415)
Less: Minimum capital requirement(1)	20,079	20,090
Minimum capital surplus (deficit)(1)	$(91,821)	$(91,505)

(1)	Core capital and minimum capital figures for March 31, 2015 are estimates. FHFA is the authoritative source for our regulatory capital.

(2)
Core capital excludes certain components of GAAP total equity (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

At March 31, 2015, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. As of March 31, 2015, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. We paid quarterly dividends of $0.9 billion on the senior preferred stock in cash in March 2015 at the direction of the Conservator.

128	Freddie Mac

NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS
The table below presents the significant components of other income (loss) and other expense on our consolidated statements of comprehensive income.
Table 19.1 — Significant Components of Other Income (Loss) and Other Expense on Our Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2015	2014
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements(1)	$—	$4,533
Gains (losses) on mortgage loans	(200)	254
Gains (losses) on debt recorded at fair value	(189)	(50)
Other	400	304
Total other income (loss)	$11	$5,041

Other expense:
Property tax and insurance expense on held-for-sale loans	$(360)	$—
Other	(103)	(66)
Total other expense	$(463)	$(66)

(1)
Settlement agreements primarily related to lawsuits regarding our investments in certain non-agency mortgage-related securities is a significant component of other income during the three months ended March 31, 2014. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers” in our 2014 Annual Report.

The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.
Table 19.2 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(in millions)
Other assets:
Accounts and other receivables(1)	$5,039	$3,899
Current income tax receivable	800	1,048
Guarantee asset	1,569	1,626
All other	1,342	1,121
Total other assets	$8,750	$7,694
Other liabilities:
Servicer liabilities	$1,708	$1,847
Guarantee obligation	1,553	1,623
Accounts payable and accrued expenses	628	803
All other	1,397	785
Total other liabilities	$5,286	$5,058

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

129	Freddie Mac

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 17: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.
In addition, a number of lawsuits have been filed against the U.S. government relating to conservatorship and the Purchase Agreement. For information on these lawsuits, see “LEGAL PROCEEDINGS — Litigation Against the U.S. Government Concerning Conservatorship and the Purchase Agreement” in our 2014 Annual Report. Freddie Mac is not a party to these lawsuits. One of these cases was filed in the U.S. District Court for the Southern District of Iowa. On February 3, 2015, the U.S. District Court for the Southern District of Iowa entered an order dismissing the case in that Court. To our knowledge, the plaintiff did not file a timely notice of appeal of the Court’s decision.
ITEM 1A. RISK FACTORS
This Form 10-Q should be read together with the “RISK FACTORS” section in our 2014 Annual Report, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
The securities we issue are “exempted securities” under the Securities Act of 1933, as amended. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under those plans to employees and members of the Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations, or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms.
No stock options were exercised during the three months ended March 31, 2015. See “NOTE 11: STOCKHOLDERS’ EQUITY” in our 2014 Annual Report for more information.
Dividend Restrictions
Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — Dividends and Dividend Restrictions” in our 2014 Annual Report.
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
ITEM 6. EXHIBITS
The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

130	Freddie Mac

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: May 5, 2015

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: May 5, 2015

131	Freddie Mac

GLOSSARY
This Glossary includes acronyms and defined terms that are used throughout this report.
2005-2008 Legacy single-family book — Consists of mortgage loans in our single-family credit guarantee portfolio that were originated from 2005 through 2008.
ACIS — Agency Credit Insurance Structure — A risk transfer program through which we obtain insurance policies (typically underwritten by a panel of insurers and reinsurers) that obligate the counterparties to reimburse us for specified credit events (based on either actual losses or a fixed severity schedule) up to an aggregate limit that are incurred on our mezzanine loss positions associated with STACR debt note transactions in exchange for our payment of periodic premiums.
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
CCO — Chief Compliance Officer
CERO — Chief Enterprise Risk Officer
CFPB — Consumer Financial Protection Bureau
CFTC — Commodity Futures Trading Commission
Charge-Offs, gross — Represent the carrying amount of a loan that has been discharged in order to remove the loan or a portion of the loan from our consolidated balance sheet due to management's determination that the loan is uncollectible. Historically, our charge-offs primarily resulted from foreclosure transfers and short sales. Charge-offs are generally calculated as the recorded investment of a loan at the date it is deemed uncollectible less the estimated value in final disposition or actual net sales in a short sale.
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
Comprehensive income (loss) — Consists of net income (loss) plus total other comprehensive income (loss).

132	Freddie Mac

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

133	Freddie Mac

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

134	Freddie Mac

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
MD&A — Management’s Discussion and Analysis of Financial Condition and Results of Operations
MHA Program — Making Home Affordable Program — The MHA Program was announced by the Administration in February 2009. The MHA Program is designed to help in the housing recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts and set market standards. The MHA Program includes HARP and HAMP.
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
Multifamily new business activity — Represents loan purchases and issuances of: (a) other guarantee commitments; (b) Other Structured Securities; and (c) certain Other Guarantee Transactions by the Multifamily segment. Excludes issuances of K Certificates.
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

135	Freddie Mac

each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero.
New single-family book — Consists of mortgage loans in our single-family credit guarantee portfolio that were originated from 2009 to 2015, excluding HARP and other relief refinance mortgages. We do not include relief refinance mortgages, including HARP loans, in this book as underwriting procedures for relief refinance mortgages are limited, and, in many cases, do not include all of the changes in underwriting standards we have implemented since 2008.
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
Other Guarantee Transactions — Transactions in which third parties transfer non-Freddie Mac mortgage-related securities to trusts specifically created for the purpose of issuing mortgage-related securities. Our primary multifamily Other Guarantee Transaction is the K Certificate. See "K Certificates" for more information. We exclude our securitizations of Ginnie Mae securities and tax-exempt multifamily housing revenue bonds from this classification.
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
PMVS — Portfolio Market Value Sensitivity — One of our primary interest-rate risk measures. PMVS measures are estimates of the amount of average potential pre-tax loss in the market value of our financial assets and liabilities due to parallel (PMVS-L) and non-parallel (PMVS-YC) changes in LIBOR.
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

136	Freddie Mac

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

137	Freddie Mac

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
Treasury — U.S. Department of the Treasury
UPB — Unpaid principal balance — Mortgage loan UPB amounts in this report have not been reduced by charge-offs recognized prior to the loan being subject to a foreclosure transfer, deed in lieu, or short sale transaction.
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

138	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description*
4.1	Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 19, 2015

10.1
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II (effective January 1, 2014) (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, as filed on February 19, 2015)

10.2	PC Master Trust Agreement, dated April 23, 2015

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

E-1	Freddie Mac