Form 10-Q
period 2015-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2015-08-04
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2015, there were 650,044,758 shares of the registrant’s common stock outstanding.

i	Freddie Mac Form 10-Q

MD&A TABLE REFERENCE

ii	Freddie Mac Form 10-Q

FINANCIAL STATEMENTS

iii	Freddie Mac Form 10-Q

PART I — FINANCIAL INFORMATION
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) the “FORWARD-LOOKING STATEMENTS” sections of this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2014, or 2014 Annual Report, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015; and (b) the “RISK FACTORS” and “BUSINESS” sections of our 2014 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “GLOSSARY.”
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
You should read this MD&A in conjunction with our 2014 Annual Report and our condensed consolidated financial statements and accompanying notes for the three months ended June 30, 2015 and six months ended June 30, 2015 included in “FINANCIAL STATEMENTS.”
EXECUTIVE SUMMARY
Overview
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We do this primarily by purchasing residential mortgage loans originated by mortgage lenders. In most instances, we package these mortgage loans into mortgage-related securities, which are guaranteed by us and sold in the global capital markets. We also invest in mortgage loans and mortgage-related securities. We do not originate mortgage loans or lend money directly to consumers.
We support the U.S. housing market and the overall economy by: (a) providing America’s families with access to mortgage funding at lower rates; (b) helping distressed borrowers keep their homes and avoid foreclosure; and (c) providing consistent liquidity to the multifamily mortgage market, which includes providing financing for affordable and workforce rental housing. We are also working with FHFA, our customers and the industry to build a stronger housing finance system for the nation.
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
Consolidated Financial Results
Comprehensive income was $3.9 billion for the second quarter of 2015, compared to $1.9 billion for the second quarter of 2014. Comprehensive income for the second quarter of 2015 consisted of $4.2 billion of net income and $(0.3) billion of other comprehensive income (loss). The main drivers of our results for the second quarter of 2015 include net interest income and increases in the fair value of our derivatives.
Our total equity was $5.7 billion at June 30, 2015. Because our net worth was positive at June 30, 2015, we are not requesting a draw from Treasury under the Purchase Agreement for the second quarter of 2015. Through June 30, 2015, we have received aggregate funding of $71.3 billion from Treasury under the Purchase Agreement, and have paid $92.6 billion in aggregate cash dividends to Treasury.
Variability of Earnings
Our financial results are subject to significant earnings variability from period to period. This variability is primarily driven by:

•
Economic vs. Accounting Interest-Rate Risk — We hold assets and liabilities that expose us to interest-rate risk. Through our use of derivatives, we manage our exposure to interest-rate risk on an economic basis to a low level. At times, the accounting measurement approach (i.e., amortized cost vs. fair value) we apply to our financial assets and liabilities, including derivatives, creates volatility in our earnings when we experience interest rate or implied volatility fluctuations that is not indicative of the underlying economics of our business.

1	Freddie Mac Form 10-Q

•
Spread Volatility — Spread volatility is the risk associated with changes in interest rates in excess of the changes in the risk-free rates (i.e., credit spreads, liquidity spreads, risk premiums, etc.). We hold assets and liabilities that expose us to spread volatility. However, we have limited ability to manage spread volatility. Changes in spreads may contribute to significant earnings volatility period to period.

•
Non-Recurring Events — From time to time, we will likely experience, and have experienced, significant earnings volatility from non-recurring events related to the financial crisis, including settlements with counterparties and changes in certain valuation allowances (i.e., allowance for loan losses and deferred tax asset).

Our Primary Business Objectives
Our primary business objectives are:

•
to support U.S. homeowners and renters by maintaining mortgage availability even when other sources of financing are scarce and providing struggling homeowners with alternatives that allow them to stay in their homes or to avoid foreclosure;

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
Supporting U.S. Homeowners and Renters
Maintaining Mortgage Availability
We maintain a consistent presence in the secondary mortgage market, and we are available to purchase mortgage loans even when other sources of financing are scarce. By providing this consistent source of liquidity for mortgage loans, we help provide our customers with confidence to continue lending even in difficult environments. During the first half of 2015, we purchased, or issued other guarantee commitments for, $181.3 billion in UPB of single-family conforming mortgage loans (representing approximately 803,000 homes), compared to $107.6 billion during the first half of 2014 (representing approximately 526,000 homes). Origination volumes in the U.S. residential mortgage market increased during the first half of 2015, as compared to the first half of 2014, due to a significant increase in the volume of refinance mortgage loans driven by lower long-term mortgage interest rates. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed more than 90% of the single-family conforming mortgage loans originated in the U.S. during the first half of 2015.
During the first half of 2015, our total multifamily new business activity was $23.1 billion in UPB, which provided financing for nearly 1,400 multifamily properties (representing more than 310,000 apartment units). Nearly 90% of the units were affordable to families earning at or below the median income in their area. During the first half of 2014, our total multifamily new business activity was $7.1 billion in UPB, which provided financing for approximately 500 multifamily properties (representing approximately 114,000 apartment units).
Providing Struggling Homeowners with Alternatives that Allow Them to Stay in Their Homes or to Avoid Foreclosure
We use a variety of borrower-assistance programs (such as HARP and HAMP) designed to provide struggling borrowers with alternatives to help them stay in their homes. We establish guidelines for our servicers to follow and provide them with default management programs to use in determining which type of borrower-assistance program (i.e., one of our mortgage loan workout activities or our relief refinance initiative) would be expected to enable us to manage our exposure to credit losses. In May 2015, FHFA announced an extension of our participation in HARP and HAMP through 2016.
Our relief refinance initiative is a key program used to keep families in their homes. Our relief refinance initiative includes HARP, which is the portion of the initiative for mortgage loans with LTV ratios above 80%. During the first half of 2015, we purchased or guaranteed $11.2 billion in UPB of relief refinance mortgage loans, including $4.4 billion of HARP mortgage loans. During the first half of 2014, we purchased or guaranteed $16.0 billion in UPB of relief refinance mortgage loans, including $8.9 billion of HARP mortgage loans. We have purchased HARP mortgage loans that were provided to nearly 1.4 million borrowers since the initiative began in 2009, including nearly 26,000 borrowers during the first half of 2015.
When a borrower cannot qualify for refinancing and has financial hardship, we require our servicer to evaluate the mortgage loan for a repayment plan, forbearance agreement, or mortgage loan modification before pursuing a foreclosure or foreclosure alternative, because the level of recovery on a mortgage loan that reperforms is often much higher than for a mortgage loan that proceeds to a foreclosure or foreclosure alternative. Our servicers contact borrowers experiencing hardship with a goal of helping them to stay in their homes or otherwise to avoid foreclosure. Across all our modification programs, we modified $5.5 billion in UPB of mortgage loans during the first half of 2015, compared to $7.0 billion in UPB during the first half of 2014. When a home retention solution is not practicable, we require our servicers to pursue foreclosure alternatives,

2	Freddie Mac Form 10-Q

such as short sales, before initiating foreclosure. Since 2009, we have helped approximately 1.1 million borrowers experiencing hardship to complete a mortgage loan workout under these programs.
The table below presents our completed workout activities for mortgage loans within our single-family credit guarantee portfolio during the last five quarters.
Table 1 — Total Single-Family Mortgage Loan Workout Volumes(1)

Number of mortgage loans (000)

(1)
Excludes modification, repayment, and forbearance activities that have not been made effective, such as mortgage loans in modification trial periods. As of June 30, 2015, approximately 24,000 borrowers were in modification trial periods. These categories are not mutually exclusive and a mortgage loan in one category may also be included in another category in the same period.

As shown in the table above, the volume of completed mortgage loan workouts has generally declined over the past year. We attribute this decline to overall improvements in the economy and mortgage market, including rising home prices, declining unemployment rates, and declining serious delinquency rates. While we believe our borrower-assistance programs have been largely successful, many borrowers still need assistance. We continue our efforts to: (a) encourage eligible borrowers to refinance their mortgage loans under HARP; (b) develop additional loss mitigation strategies and modify existing programs, as needed; and (c) execute certain neighborhood stabilization activities. As part of these efforts:

•	We participated with FHFA and Fannie Mae in open forum meetings in several cities to inform community leaders about HARP eligibility criteria and benefits.

•	In June 2015, we announced that we are extending our streamlined modification program indefinitely.

•
We also continued to work with FHFA and Fannie Mae to develop and execute neighborhood stabilization plans in certain cities. In these cities we continue to work with locally-based private entities to facilitate REO dispositions and provide an initial period for REO properties to be purchased by owner occupants and others before we consider offers from investors.

Reducing Taxpayer Exposure to Losses and Reducing our Risk Profile
We are working diligently with FHFA to reduce the taxpayers' exposure to losses and our risk profile by:

•	transferring to private investors part of the credit risk of our New single-family book and our total multifamily portfolio;

3	Freddie Mac Form 10-Q

•	managing the performance of our servicers through our contracts with them;

•	selling non-performing single-family mortgage loans;

•	improving our returns on property dispositions;

•	protecting our contractual rights with sellers;

•	pursuing our rights against mortgage insurers;

•	recovering losses on non-agency mortgage-related securities; and

•	reducing our mortgage-related investments portfolio over time.
As discussed above, many of our borrower-assistance programs, such as mortgage loan modifications, also help reduce our risk of credit losses.
Transferring Credit Risk
We believe that using credit risk transfer transactions is a prudent way for us to manage credit risk. We continue to reduce our exposure to credit risk in our New single-family book through the use of STACR debt note and ACIS (re)insurance transactions. During the first half of 2015, we completed five STACR debt note transactions and five ACIS (re)insurance transactions. These transactions transferred a portion of credit risk on certain groups of loans in the New single-family book to third-party investors and insurers. The value of these transactions to us is dependent on various economic scenarios, and we will benefit from these transactions if we experience significant mortgage loan defaults. We have a goal to complete credit risk transfer transactions for at least $120 billion in UPB of single-family mortgage loans using at least two transaction types in 2015.
During the first half of 2015, we also completed 12 K Certificate transactions in which we transferred the first loss position associated with the underlying multifamily mortgage loans to third-party investors. We continue to develop other strategies intended to reduce our exposure to multifamily mortgage loans and securities by transferring credit risk to third parties.
Managing the Performance of Our Servicers
The financial institutions that service our single-family mortgage loans (which we refer to as "servicers") are required to service mortgage loans on our behalf in accordance with our standards. We continue to review and monitor the performance of our servicers and to seek improvements for the servicing of non-performing mortgage loans in our portfolio. We periodically facilitate the transfer of servicing for certain groups of mortgage loans that are delinquent or are deemed at risk of default to servicers that we believe have the capabilities and resources necessary to improve the loss mitigation associated with the mortgage loans.
During the first half of 2015, the serious delinquency rate of our single-family credit guarantee portfolio continued to decline, and was 1.53% as of June 30, 2015 (representing the lowest level since November 2008) compared to 1.88% as of December 31, 2014. While our loss mitigation activities (including sales of certain seriously delinquent mortgage loans) and foreclosures have contributed to this decline, we continue to have a large number of seriously delinquent mortgage loans due to aged inventory in certain states, such as New York and New Jersey. The longer a mortgage loan remains delinquent, the more costs we incur. The number of our single-family mortgage loans delinquent for more than one year declined 20% during the first half of 2015.
Selling Non-Performing Single-Family Mortgage Loans
In January 2015, FHFA informed us that it would not object to our sales of certain seriously delinquent single-family mortgage loans. As part of our loss mitigation strategy, we sold seriously delinquent mortgage loans totaling $1.2 billion in UPB during the first half of 2015. Additionally, we held $6.3 billion in UPB of single-family mortgage loans for sale on our consolidated balance sheet at June 30, 2015.
Improving Our Returns on Property Dispositions
We use several strategies to mitigate our credit losses and improve our returns on property dispositions. When a seriously delinquent single-family mortgage loan cannot be resolved through a home retention solution (e.g., a mortgage loan modification), we typically seek to pursue a short sale transaction. A short sale is preferable to a borrower because we provide limited relief to a borrower from repaying the entire amount owed on the mortgage, and in some cases, we provide cash relocation assistance, while allowing the borrower to gracefully exit the home. Freddie Mac avoids the costs we would otherwise incur to complete the foreclosure, and we reduce the time needed to dispose of the property, thereby reducing our exposure to maintenance, property taxes and other expenses. However, some of our seriously delinquent mortgage loans ultimately proceed to foreclosure. In a foreclosure, we may acquire the underlying property (which we refer to as real estate owned, or REO), and later sell it, using the proceeds of the sale to reduce our losses.
Protecting Our Contractual Rights with Sellers
We purchase mortgage loans from financial institutions that originate the mortgage loans (which we refer to as "sellers"). When we purchase mortgage loans, the sellers represent and warrant that the mortgage loans have been originated in

4	Freddie Mac Form 10-Q

accordance with our underwriting standards. If we subsequently discover that these standards were not followed, we can exercise certain contractual remedies to mitigate our actual or potential credit losses.
Pursuing Our Rights Against Mortgage Insurers
We pursue claims for coverage under mortgage insurance policies, a form of credit enhancement we use to mitigate our credit loss exposure. Primary mortgage insurance is generally required for mortgage loans with LTV ratios greater than 80%.
We received payments under primary and other mortgage insurance policies of $0.4 billion and $0.6 billion during the first half of 2015 and the first half of 2014, respectively. Although the financial condition of certain of our mortgage insurers has improved in recent years, some have failed to fully meet their obligations to us and there remains a significant risk that others may fail to do so. We expect to receive substantially less than full payment of our claims from two of our mortgage insurers, as they are only permitted to make partial payments under orders from their respective regulators. Many of our mortgage insurers are currently operating below our newly issued eligibility standards that are scheduled to go into effect on December 31, 2015.
We cannot differentiate pricing based on counterparty strength or revoke a mortgage insurer's status as an eligible insurer without FHFA approval. Further, we do not select the insurance provider on a specific loan. Instead, the selection is made by the lender at the time the mortgage loan is originated. Accordingly, we are unable to manage our concentration risk.
Recovering Losses on Non-Agency Mortgage-Related Securities
We incurred substantial losses on our investments in non-agency mortgage-related securities in prior years. We are working, in some cases in conjunction with other investors, to mitigate or recover our losses. In recent years, we and FHFA reached settlements with a number of institutions. Lawsuits against other institutions are currently pending. For more information on these lawsuits, see "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS."
Reducing Our Mortgage-Related Investments Portfolio Over Time
We are required to reduce the size of our mortgage-related investments portfolio over time pursuant to the Purchase Agreement and by FHFA. We are particularly focused on reducing the balance of less liquid assets in this portfolio. During the first half of 2015, the size of our mortgage-related investments portfolio declined by 6% or $25.9 billion, to $382.5 billion. Reductions in our less liquid assets accounted for the majority of this decline. Our less liquid assets are reduced through: (a) liquidations (including scheduled repayments along with prepayments, charge-offs and cash shortfalls); (b) sales (including sales related to settlements of non-agency mortgage-related securities litigation); and (c) securitizations.
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
Our Single-family Guarantee segment is focused on strengthening our business model by:

•
Better serving our customers: Our customers are our sellers, servicers, and investors/dealers. Based on feedback from our customers, we continue to enhance our processes and programs to improve their experience when doing business with us. This includes providing seller/servicers with greater certainty that the mortgage loans they sell to us or service for us meet our requirements, thereby reducing the number of repurchase requests we make to them and the amount of compensatory fees they pay to us. We are providing greater certainty by enhancing the tools we make available to our customers, and expanding and leveraging the data standards of the Uniform Mortgage Data Program. In January 2015, we launched Loan Coverage Advisor, a new tool that allows our sellers to track significant events for the mortgage loans they sell us, including the dates when the seller obtains relief from certain representations and warranties. Additionally, in May 2015, we announced that, effective June 1, 2015, we will no longer charge a fee to use our Loan Prospector automated underwriting tool. Results from our latest customer satisfaction surveys show that our efforts are being recognized by our sellers and servicers.

•
Providing market leadership and innovation: We continue to develop innovative programs and services that benefit the mortgage industry and our customers and leverage our existing capabilities and product offerings to better meet the needs of an evolving mortgage market. We are doing this primarily by: (a) continuing to execute our credit risk transfer transactions and seeking to expand and refine our offerings of these transactions; (b) expanding access to credit for credit-worthy borrowers, such as through the initiative we announced in December 2014 for loans with LTV ratios up to 97%; and (c) continuing to work with FHFA and Fannie Mae on enhancing the secondary mortgage loan market, including the development of a new common securitization platform and a single (common) security. During the first half of 2015, we completed our first five STACR debt note transactions that transfer a portion of the first loss position in addition to a mezzanine loss position associated with the related reference pool. During the second quarter of 2015, we completed two STACR debt note transactions for which allocation of credit losses to the debt notes will be based on actual losses rather than a calculated loss approach. In March 2015, we and one of our ACIS counterparties revised a number of our existing ACIS policies and changed the coverage from calculated losses using a

5	Freddie Mac Form 10-Q

predefined formula to coverage based on actual losses. In June 2015, we completed two ACIS transactions for which recoveries will be based on actual losses rather than calculated losses. We believe that executing future ACIS transactions that provide coverage based on actual losses will lead to broader market acceptance and increased interest in this type of transaction, and thus expand the number of counterparties in this market. In July 2015, we completed the offering of a whole loan security, which is a new type of credit risk transfer transaction for us using a subordinated security structure. We expect to complete more of these transactions in 2015, subject to market conditions.

•
Managing the credit risk of the single-family credit guarantee portfolio: We are managing our credit risk by setting our underwriting standards at a level commensurate with the long-term credit risk appetite of the company. We believe the credit quality of the single-family mortgage loans in our New single-family book reflects sound underwriting standards as evidenced by their average original LTV ratios and credit scores as well as their credit performance in recent periods.

•
Reducing our credit losses and addressing emerging risks: We continue to develop and implement plans intended to reduce our credit losses and identify and address emerging mortgage credit risks. As part of our loss mitigation strategy, we sold certain seriously delinquent mortgage loans during the first half of 2015. In addition, our mortgage portfolio includes several mortgage loan products with terms that may result in scheduled increases in monthly payments after specified initial periods (e.g., HAMP mortgage loans). A significant number of these mortgage loans have experienced, or will experience, payment changes beginning in 2015, which could increase the risk that the borrowers will default. To help address this risk, in the first quarter of 2015 we implemented a sixth year of borrower incentives for HAMP mortgage loans and expanded participation in some of our non-HAMP modification programs to eligible borrowers with HAMP mortgage loans.

•
Optimizing the economics of our single-family business: We seek to achieve strong economic returns on our single-family credit guarantee portfolio while considering and balancing our: (a) housing mission and goals; (b) seller diversification and market share; and (c) security price performance (i.e., the disparities in the trading value of our PCs relative to comparable Fannie Mae securities in the market). However, economic returns on our guarantee activities are limited by, and subject to, FHFA's oversight.

•
Broadening access to credit: We continue to explore the feasibility of: (a) increasing our purchases of mortgage loans securitized by manufactured housing; (b) improving the effectiveness of counseling with borrowers before their home purchase or those experiencing financial hardships; and (c) utilizing alternative credit score models and credit history in mortgage loan eligibility decisions.

Our Investments segment is focused on strengthening our business model by:

•	Reducing the balance of less liquid mortgage assets, specifically non-agency mortgage related securities, and single-family reperforming, performing modified and delinquent loans;

•
Managing the corporate treasury function, including managing funding, interest-rate and liquidity risks, through the use of derivatives, our liquidity and contingency operating portfolio and unsecured debt; and

•	Continuing to provide secondary market liquidity for our agency mortgage-related securities.
Our Multifamily segment is focused on strengthening our business model by:

•
Increasing our commitment to customers: We consider customer focus to be a key priority in our efforts to build value and support the creation of a strong, long-lasting rental housing system that positively affects the economy and communities nationwide. We look to increase efficiencies for our customers by standardizing and improving the ways in which they provide data to us in order to foster greater transparency and liquidity in the market.

•
Providing a reliable flow of capital for affordable and workforce housing: In May 2015, FHFA expanded the affordable housing categories that are excluded from the volume limit in our 2015 Scorecard. These revisions will enable us to further support the needs of the affordable rental housing market across more communities. In addition, we are continuing to grow our presence in the small balance mortgage loan and manufactured housing community mortgage loan markets.

•
Continuing to create innovative programs to transfer credit risk: We are developing and enhancing programs and offerings that support risk transfer and/or mission-focused activities. We are pursuing alternative methods to transfer credit risk of our mortgage portfolio using transactions other than our existing K Certificates to reduce exposure to mortgage credit risk for the company and U.S. taxpayers.

•
Improving our risk-adjusted returns: By leveraging private capital in our K Certificate and other credit risk transfer transactions, we are able to reduce capital allocation costs, decrease our potential exposure to credit losses, and build a steady source of management and guarantee fee income while increasing overall returns.

We are investing in the company, in particular our infrastructure and operations, by:

•
Improving our infrastructure: We continue to make strategic investments to maintain and improve our ability to operate the company for the foreseeable future in conservatorship, and potentially afterwards. We are improving our information technology in a manner designed to address the evolving requirements of the company, the Conservator,

6	Freddie Mac Form 10-Q

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

•
Strengthening our operations: We continue to strengthen and streamline our operations. We continue to improve our risk management capabilities by strengthening our three-lines-of-defense risk management framework. We are expanding our second-line-of-defense testing capabilities over our operational controls. We are also conducting a multi-year project focused on identifying and eliminating redundant control activities. In addition, we are conducting select organizational design reviews focused on reducing the number of operating layers within the organization.

Supporting and Improving the Secondary Mortgage Market
Under the direction of FHFA, we continue various efforts to build the infrastructure for a future housing finance system, including the following:

•
Build the Common Securitization Platform: We continue to work with FHFA, Fannie Mae, and Common Securitization Solutions, LLC (or CSS) on the development of a new common securitization platform. CSS is equally owned by us and Fannie Mae, and was formed to build and operate the platform. We and FHFA expect this will be a multi-year effort.

•
Implement the Single-Security Initiative: FHFA is seeking ways to improve the overall liquidity of mortgage-backed securities issued by us and Fannie Mae. This includes working towards the development of a single (common) security, which is intended to reduce the disparities in trading value between our PCs and Fannie Mae's single-class mortgage-backed securities. The proposed single (common) security would be issued and guaranteed by either Freddie Mac or Fannie Mae. One of the goals for the proposed single security is for Freddie Mac PCs and Fannie Mae mortgage-backed securities to be fungible with the single security to facilitate trading in a single TBA market for these securities. We continue to work on a detailed implementation plan, and we expect that the implementation will be a multi-year effort. On May 15, 2015, FHFA issued a report titled “An Update on the Structure of the Single Security,” which provides an update on this project.

•
Improve seller and servicer eligibility standards: In the second quarter of 2015, at the direction of FHFA, we and Fannie Mae announced changes to our single-family seller and servicer eligibility requirements. These changes include revisions to net worth requirements, adoption of new capital and liquidity requirements and enhancements to certain servicer operational requirements. Our revised operational requirements will take effect on August 18, 2015 and our revised financial requirements will take effect on December 31, 2015.

•
Implement the Uniform Mortgage Data Program: We and Fannie Mae continue to collaborate with the industry to develop and implement uniform data standards for single-family mortgage loans. This involves active support for the mortgage loan data standardization initiatives, including the Uniform Closing Dataset and the Uniform Loan Application Dataset.

•
Improve mortgage insurer eligibility standards: In the second quarter of 2015, at the direction of FHFA, we published revised eligibility requirements for mortgage insurers that include financial requirements determined using a risk-based framework. The revised eligibility requirements will become effective for all Freddie Mac-approved mortgage insurers on December 31, 2015. These revised eligibility requirements are designed to strengthen the mortgage insurance industry and enable a financially strong and resilient system that can provide consistent liquidity through the mortgage cycle.

•
Improve the underwriting processes with our single-family sellers: We meet with selected sellers to review and discuss improvements in their underwriting process. We also continually seek improvements to our automated tools for use in evaluating the credit and product eligibility of loans and identifying non-compliance issues.

Mortgage Market and Economic Conditions
Overview

•
The U.S. real gross domestic product rose by 2.3% on an annualized basis during the second quarter of 2015, compared to an annualized increase of 0.6% during the first quarter of 2015, according to the Bureau of Economic Analysis.

•	The national unemployment rate was 5.3% in June 2015, compared to 5.6% in December 2014, based on data from the U.S. Bureau of Labor Statistics.

•	An average of approximately 208,000 and 260,000 monthly net new jobs (non-farm) were added to the economy during the first half of 2015 and the full year of 2014, respectively.

•
The average interest rate on new 30-year fixed-rate conforming mortgage loans was 3.8% during the second quarter of 2015, compared to 3.7% during the first quarter of 2015 and 4.3% during the first half of 2014, based on our weekly Primary Mortgage Market Survey.

7	Freddie Mac Form 10-Q

•
As reported by the U.S. Census Bureau, the U.S. homeownership rate was 63.7% in the first quarter of 2015, lower than the high point of 69.2% in the fourth quarter of 2004, and the average of 66.3% since 1990.

Single-Family Housing Market

•
Sales of existing homes during the second quarter of 2015 were 5.30 million, increasing 7% from 4.97 million during the first quarter of 2015 (on a seasonally-adjusted annual basis), based on data from the National Association of Realtors.

•
Sales of new homes during the second quarter of 2015 were approximately 507,000, declining 2% from approximately 517,000 during the first quarter of 2015, (on a seasonally-adjusted annual basis) based on data from the U.S. Census Bureau and HUD.

•
Total mortgage loan origination volume increased during the first half of 2015 compared to the first half of 2014, as lower average long-term mortgage interest rates caused the volume of refinance activity to increase.

•	There was continued home price appreciation during the second quarter and first half of 2015.

◦
Home prices increased on a national basis by 3.7% during the second quarter of 2015 and 5.4% since June 2014 (based on our non-seasonally adjusted index), compared to a 3.3% increase during the second quarter of 2014 and a 6.2% increase from June 2013 to June 2014. These estimates were based on our own price index of one-family homes funded by mortgage loans owned or guaranteed by us or Fannie Mae.

◦	Declines in the market’s inventory of vacant housing have supported stabilization and increases in home prices in a number of metropolitan areas.

◦	National home prices at June 30, 2015 were approximately 6.5% below their peak levels in June 2006 (based on our index).
Multifamily Housing Market

•	The multifamily market continues to experience strong fundamentals. Based on data reported by Reis, Inc.:

◦	The national apartment vacancy rate was 4.2% at June 30, 2015 and remains low compared to the long-term average of 5.6% since 1980.

◦
Effective rents (i.e., the average rent paid by the tenant over the term of the lease adjusted for concessions by the landlord and costs borne by the tenant) grew by 1.1% on an annualized basis during the second quarter of 2015 consistent with the long-term average. The annual growth rate in effective rents has not been less than 3% since 2011.

Significant Trends and Developments
Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. See “FORWARD-LOOKING STATEMENTS” for additional information.
Single-Family Market and our Single-Family Guarantee Segment

•
Market Conditions - Near-term performance of the single-family housing market is affected by key macroeconomic drivers of the economy, such as income growth, employment, and inflation. In the near term, we believe:

◦	Home price growth rates will continue to be consistent with long-term historical averages (approximately 2 to 5 percent per year).

◦	Mortgage loan interest rates will remain relatively low compared to historical levels, but begin trending slowly upward.

◦	Housing affordability for potential home buyers will remain relatively high in most metropolitan housing markets.

◦	The volume of home sales during 2015 will likely be slightly higher than during 2014.

◦	Relatively weak employment rates in certain areas and relatively modest family income growth are important factors that will continue to have a negative effect on single-family housing demand.

•	Mortgage Loan Volumes

◦
Our mortgage loan purchase activity during the first half of 2015 increased to $181.3 billion in UPB, compared to $107.6 billion in UPB during the first half of 2014. We expect total mortgage loan origination volume during the second half of 2015 will be lower compared to the same period of 2014 due to a decline in the volume of refinance mortgage loans.

◦	Refinance mortgage loans comprised approximately 63% of our single-family loan volume during the first half of 2015, compared to 48% during the first half of 2014.

◦	The volume of our HARP mortgage loan purchases will likely continue to remain low during the second half of 2015 since the pool of borrowers eligible to participate in the program has declined.

8	Freddie Mac Form 10-Q

◦	We continue to explore opportunities for expanding our affordable lending programs.

•	Credit Performance

◦
Our charge-offs, gross, were $0.9 billion during the second quarter of 2015 compared to $1.2 billion during the second quarter of 2014. We expect our charge-offs and credit losses to decline over time, but to remain elevated in the near term.

◦
For the near term, we also expect REO disposition and short sale severity ratios to remain high while we expect the number of seriously delinquent mortgage loans and the volume of our mortgage loan workouts may continue to decline.

Multifamily Market and our Multifamily Segment

•	Market Conditions

◦
Lower vacancy rates and higher average rents present favorable conditions for the multifamily market and our business, as multifamily mortgage loans are dependent on the cash flow of the underlying properties.

◦
The decline in the U.S. homeownership rate in recent periods represents a significant increase in demand for rental housing. Net absorption (the change in occupied rental units in the market) also continues to be positive.

◦	We expect that new supply of multifamily housing, at the national level, will be absorbed by market demand in the near term, driven by continued improvements in the economy and favorable demographics.

◦
We believe there has been significant growth in the multifamily market during the first half of 2015. As reported by the Federal Reserve, total multifamily mortgage loan debt outstanding was more than $1.0 trillion at March 31, 2015 (the latest available information), representing an increase of 9% since March 31, 2014.

•	New Business Volumes

◦	Our new multifamily business activity during the first half of 2015 was $23.1 billion compared to $7.1 billion during the first half of 2014.

◦
In May 2015, FHFA announced revisions that expanded the affordable housing categories that are excluded from the volume limit in our 2015 Scorecard. Based on the revised 2015 Scorecard guidance, approximately 70% of our $23.1 billion in new business activity during the first half of 2015 was counted towards the 2015 volume limit and the remaining 30% was excluded from the 2015 Scorecard measure.

◦	While we continue exploring opportunities to provide financing for affordable and workforce housing, we expect to remain within the 2015 Scorecard limit for new business volume.

•	Securitization Activity

◦
Since the beginning of 2009, we have sold more than $100 billion of mortgage loans through K Certificate transactions and transferred the expected credit risk to third party investors through the use of subordination.

◦
We expect to continue transferring credit risk through K Certificate transactions during the second half of 2015. We also expect to identify new opportunities for transferring the mortgage credit risk of our multifamily mortgage portfolio.

•	Credit Performance

◦
The delinquency rate on our multifamily mortgage portfolio was 0.01% at June 30, 2015. Multifamily credit losses as a percentage of the average balance of our multifamily mortgage portfolio were 0.8 basis points in the first half of 2015.

◦	We expect the credit losses and delinquency rates for the multifamily mortgage portfolio to remain low in the near term.
Limits on Investment Activity and Our Mortgage-Related Investments Portfolio
Under the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio is subject to a cap that decreases by 15% each year until the cap reaches $250 billion. As a result, the UPB of our mortgage-related investments portfolio may not exceed $399 billion as of December 31, 2015. Our 2014 Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement, subject to certain exceptions. Our decisions with respect to managing the decline of the mortgage-related investments portfolio may affect all three business segments. We plan to continue to reduce the balance of the portfolio over the remainder of 2015. In order to achieve all of our portfolio reduction goals, it is possible that we may forgo economic opportunities in one business segment in order to pursue opportunities in another business segment. For more information on the plan, see “BUSINESS — Executive Summary — Our Primary Business Objectives — Reducing Taxpayer Exposure to Losses — Reducing Our Mortgage-Related Investments Portfolio Over Time” in our 2014 Annual Report. The reduction in the mortgage-related investments portfolio will result in a decline in income from this portfolio over time.

9	Freddie Mac Form 10-Q

The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement.
Table 2 — Mortgage-Related Investments Portfolio

	June 30, 2015			December 31, 2014
	More Liquid	Less Liquid	Total	More Liquid	Less Liquid	Total
	(in millions)
Investments segment — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans	$—	$82,959	$82,959	$—	$82,778	$82,778
Freddie Mac mortgage-related securities	143,577	6,716	150,293	150,852	7,363	158,215
Non-agency mortgage-related securities	—	34,611	34,611	—	44,230	44,230
Non-Freddie Mac agency mortgage-related securities	14,599	—	14,599	16,341	—	16,341
Total Investments segment — Mortgage investments portfolio	158,176	124,286	282,462	167,193	134,371	301,564
Single-family Guarantee segment — Single-family unsecuritized seriously delinquent mortgage loans	—	23,596	23,596	—	28,738	28,738
Multifamily segment — Mortgage investments portfolio	2,826	73,648	76,474	1,911	76,201	78,112
Total mortgage-related investments portfolio	$161,002	$221,530	$382,532	$169,104	$239,310	$408,414
Percentage of total mortgage-related investments portfolio	42%	58%	100%	41%	59%	100%
Mortgage-related investments portfolio cap at December 31, 2015 and 2014, respectively			$399,181			$469,625
90% of mortgage-related investments portfolio cap at December 31, 2015(1)			$359,263

(1)	Represents 90% of the mortgage-related investments portfolio annual cap established by the Purchase Agreement, which we manage to, subject to certain exceptions.
We evaluate the liquidity of the assets in our mortgage-related investments portfolio based on two categories:

•	Single-class and multiclass agency securities (excluding certain structured agency securities collateralized by non-agency mortgage-related securities); and

•
Assets that are less liquid than the agency securities noted above. Assets that we consider to be less liquid than agency securities include unsecuritized single-family and multifamily mortgage loans, certain structured agency securities collateralized by non-agency mortgage-related securities, and our investments in non-agency mortgage-related securities.

The UPB of our mortgage-related investments portfolio was $382.5 billion at June 30, 2015, a decline of $25.9 billion (or 6%) compared to $408.4 billion at December 31, 2014. Our less liquid assets accounted for $17.8 billion of this decline, primarily due to liquidations and our efforts to reduce our holdings of these assets. We sold $8.4 billion of less liquid assets in the first half of 2015, including $1.2 billion in UPB of seriously delinquent unsecuritized single-family loans. In addition, we securitized $3.4 billion in UPB of single-family reperforming and modified loans, which includes HAMP loans, in the first half of 2015. These amounts do not include sales of mortgage loans we purchased for cash and subsequently securitized.

10	Freddie Mac Form 10-Q

SELECTED FINANCIAL DATA
The selected financial data presented below should be reviewed in conjunction with our condensed consolidated financial statements and accompanying notes.
Table 3 — Selected Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions, except share-related amounts)
Statements of Comprehensive Income Data
Net interest income	$3,969	$3,503	$7,616	$7,013
Benefit for credit losses	857	618	1,356	533
Non-interest income (loss)	2,541	(1,406)	394	1,705
Non-interest expense	(1,289)	(680)	(2,500)	(1,451)
Income tax expense	(1,909)	(673)	(2,173)	(2,418)
Net income	4,169	1,362	4,693	5,382
Comprehensive income	3,913	1,890	4,659	6,389
Net income (loss) attributable to common stockholders(1)	256	(528)	34	(1,007)
Net income (loss) per common share – basic and diluted	0.08	(0.16)	0.01	(0.31)
Cash dividends per common share	—	—	—	—
Weighted average common shares outstanding (in millions) – basic and diluted	3,234	3,236	3,235	3,237

			June 30, 2015	December 31, 2014
			(dollars in millions)
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)			$1,586,188	$1,558,094
Total assets			1,947,462	1,945,539
Debt securities of consolidated trusts held by third parties			1,515,132	1,479,473
Other debt			413,937	450,069
All other liabilities			12,680	13,346
Total stockholders’ equity			5,713	2,651
Portfolio Balances - UPB
Mortgage-related investments portfolio			$382,532	$408,414
Total Freddie Mac mortgage-related securities(2)			1,677,867	1,637,086
Total mortgage portfolio			1,923,976	1,910,106
TDRs on accrual status			83,530	82,908
Non-accrual loans			26,835	33,130

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Ratios(3)
Return on average assets(4)	0.9%	0.3%	0.5%	0.6%
Allowance for loans losses as percentage of mortgage loans, held-for-investment(5)	1.0	1.3	1.0	1.3
Equity to assets ratio(6)	0.2	0.3	0.2	0.4

(1)
For a discussion of the manner in which the senior preferred stock dividend is determined and how it affects net income (loss) attributable to common stockholders, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Earnings Per Common Share” in our 2014 Annual Report.

(2)	See ‘‘Table 24 — Freddie Mac Mortgage-Related Securities’’ for the composition of this line item.

(3)
The dividend payout ratio on common stock is not presented because the amount of cash dividends per common share is zero for all periods presented. The return on common equity ratio is not presented because the simple average of the beginning and ending balances of total stockholders’ equity, net of preferred stock (at redemption value) is less than zero for all periods presented.

(4)	Ratio computed as net income divided by the simple average of the beginning and ending balances of total assets.

(5)	Ratio computed as the allowance for loan losses divided by the total recorded investment of held-for-investment mortgage loans.

(6)	Ratio computed as the simple average of the beginning and ending balances of total stockholders’ equity divided by the simple average of the beginning and ending balances of total assets.

11	Freddie Mac Form 10-Q

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our condensed consolidated financial statements, including the accompanying notes.
Table 4 — Summary Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
	(in millions)
Net interest income	$3,969	$3,503	$466	$7,616	$7,013	$603
Benefit for credit losses	857	618	239	1,356	533	823
Net interest income after benefit for credit losses	4,826	4,121	705	8,972	7,546	1,426
Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(54)	(188)	134	(134)	(176)	42
Gains (losses) on retirement of other debt	(26)	1	(27)	(25)	8	(33)
Derivative gains (losses)	3,135	(1,926)	5,061	732	(4,277)	5,009
Net impairment of available-for-sale securities recognized in earnings	(98)	(157)	59	(191)	(521)	330
Other gains (losses) on investment securities recognized in earnings	152	372	(220)	569	1,138	(569)
Other income (loss)	(568)	492	(1,060)	(557)	5,533	(6,090)
Total non-interest income (loss)	2,541	(1,406)	3,947	394	1,705	(1,311)
Non-interest expense:
Administrative expense	(501)	(453)	(48)	(952)	(921)	(31)
REO operations (expense) income	(52)	50	(102)	(127)	(9)	(118)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(235)	(187)	(48)	(457)	(365)	(92)
Other expense	(501)	(90)	(411)	(964)	(156)	(808)
Total non-interest expense	(1,289)	(680)	(609)	(2,500)	(1,451)	(1,049)
Income before income tax expense	6,078	2,035	4,043	6,866	7,800	(934)
Income tax expense	(1,909)	(673)	(1,236)	(2,173)	(2,418)	245
Net income	4,169	1,362	2,807	4,693	5,382	(689)
Other comprehensive income (loss), net of taxes and reclassification adjustments	(256)	528	(784)	(34)	1,007	(1,041)
Comprehensive income	$3,913	$1,890	$2,023	$4,659	$6,389	$(1,730)
Net Interest Income
Net interest income represents the difference between interest income and interest expense (which includes income from management and guarantee fees) and is a primary source of our revenue. When we consolidate a securitization trust, we record interest income on the loans held by the trust and interest expense on the debt securities (e.g. single-family PCs) issued by the trust. The difference between the interest income on the loans and the interest expense on the debt represents the management and guarantee fee we receive as compensation for our guarantee of the principal and interest payments of the issued debt securities. The table below presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

12	Freddie Mac Form 10-Q

Table 5 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$10,172	$2	0.06%	$13,081	$1	0.04%
Federal funds sold and securities purchased under agreements to resell	50,358	13	0.10	33,574	5	0.06
Mortgage-related securities:
Mortgage-related securities	233,416	2,270	3.89	256,665	2,557	3.98
Extinguishment of PCs held by Freddie Mac	(109,805)	(1,017)	(3.71)	(110,559)	(1,037)	(3.75)
Total mortgage-related securities, net	123,611	1,253	4.06	146,106	1,520	4.16
Non-mortgage-related securities	11,739	3	0.09	12,318	4	0.10
Mortgage loans held by consolidated trusts(1)	1,574,817	13,730	3.49	1,532,968	14,249	3.72
Unsecuritized mortgage loans(1)	163,468	1,654	4.05	171,029	1,660	3.88
Total interest-earning assets	$1,934,165	$16,655	3.44	$1,909,076	$17,439	3.65
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,596,840	$(12,022)	(3.01)	$1,550,049	$(13,142)	(3.39)
Extinguishment of PCs held by Freddie Mac	(109,805)	1,017	3.71	(110,559)	1,037	3.75
Total debt securities of consolidated trusts held by third parties	1,487,035	(11,005)	(2.96)	1,439,490	(12,105)	(3.36)
Other debt:
Short-term debt	103,045	(36)	(0.14)	110,240	(34)	(0.12)
Long-term debt	326,659	(1,587)	(1.94)	332,560	(1,721)	(2.07)
Total other debt	429,704	(1,623)	(1.51)	442,800	(1,755)	(1.59)
Total interest-bearing liabilities	1,916,739	(12,628)	(2.63)	1,882,290	(13,860)	(2.94)
Expense related to derivatives(2)	—	(58)	(0.01)	—	(76)	(0.02)
Impact of net non-interest-bearing funding	17,426	—	0.02	26,786	—	0.04
Total funding of interest-earning assets	$1,934,165	$(12,686)	(2.62)	$1,909,076	$(13,936)	(2.92)
Net interest income/yield		$3,969	0.82		$3,503	0.73

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$12,762	$5	0.06%	$16,361	$1	0.01%
Federal funds sold and securities purchased under agreements to resell	48,894	21	0.09	40,865	10	0.05
Mortgage-related securities:
Mortgage-related securities	239,039	4,636	3.88	264,155	5,164	3.91
Extinguishment of PCs held by Freddie Mac	(110,896)	(2,051)	(3.70)	(113,574)	(2,134)	(3.76)
Total mortgage-related securities, net	128,143	2,585	4.03	150,581	3,030	4.03
Non-mortgage-related securities	10,579	6	0.10	9,094	4	0.08
Mortgage loans held by consolidated trusts(1)	1,569,045	27,609	3.52	1,532,692	28,733	3.75
Unsecuritized mortgage loans(1)	164,318	3,229	3.93	174,625	3,322	3.80
Total interest-earning assets	$1,933,741	$33,455	3.46	$1,924,218	$35,100	3.65
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,590,235	$(24,543)	(3.09)	$1,548,866	$(26,482)	(3.42)
Extinguishment of PCs held by Freddie Mac	(110,896)	2,051	3.70	(113,574)	2,134	3.76
Total debt securities of consolidated trusts held by third parties	1,479,339	(22,492)	(3.04)	1,435,292	(24,348)	(3.39)
Other debt:
Short-term debt	112,386	(74)	(0.13)	118,380	(75)	(0.13)
Long-term debt	325,657	(3,150)	(1.93)	340,596	(3,509)	(2.06)
Total other debt	438,043	(3,224)	(1.47)	458,976	(3,584)	(1.56)
Total interest-bearing liabilities	1,917,382	(25,716)	(2.68)	1,894,268	(27,932)	(2.95)
Expense related to derivatives(2)	—	(123)	(0.01)	—	(155)	(0.02)
Impact of net non-interest-bearing funding	16,359	—	0.02	29,950	—	0.05
Total funding of interest-earning assets	$1,933,741	$(25,839)	(2.67)	$1,924,218	$(28,087)	(2.92)
Net interest income/yield		$7,616	0.79		$7,013	0.73

(1)	Mortgage loans on non-accrual status, where interest income is generally recognized when collected, are included in average balances.

(2)
Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the interest expense associated with the hedged forecasted issuance of debt affects earnings.

The increase in net interest income and net interest yield in the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was driven by:

•
Higher management and guarantee fee income — Management and guarantee fee income increased in the three and six months ended June 30, 2015, compared to the same periods in 2014, as the management and guarantee fees

13	Freddie Mac Form 10-Q

received on new business are higher than older vintages that continue to run off. The percentage of our net interest income derived from management and guarantee fees continues to increase. We estimate that more than 40% of our net interest income during the three and six months ended June 30, 2015 was derived from management and guarantee fee income. Net interest income includes the legislated 10 basis point increase in management and guarantee fees, which is remitted to Treasury as part of the Temporary Payroll Tax Cut Continuation Act of 2011. Net interest income includes $233 million and $452 million during the three and six months ended June 30, 2015, respectively, compared to $183 million and $355 million during the three and six months ended June 30, 2014, respectively, related to this increase in fees. We expect that management and guarantee fees will account for an increasing portion of our net interest income.

•
Increased amortization of upfront fees and basis adjustments — During the three and six months ended June 30, 2015, average mortgage interest rates declined as compared to the same periods in 2014. This decline in average mortgage interest rates caused an increase in borrower refinance activity. As borrowers refinance and our liquidation rate increases, the amortization of the upfront fees and basis adjustments associated with these mortgage loans increases, which has a positive effect on net interest income and net interest yield. The timing of the amortization for the mortgage loans differs from the timing of the amortization for the securities backed by these loans, because proceeds received from loans backing securities are remitted to the security holders at a later date. This timing difference can contribute to short-term volatility in net interest income period over period.

•
A decline in the average balance of our higher-yielding assets — There continues to be a reduction in the balance of our higher-yielding assets, consistent with the required reduction of the balance of our mortgage-related investments portfolio. This continued decline in our higher-yielding assets has placed downward pressure on our net interest income and net interest yield and will likely continue to do so in the future.

Benefit for Credit Losses
During the first half of 2015, we reclassified $8.1 billion in UPB of certain seriously delinquent single-family mortgage loans from held-for-investment to held-for-sale. This reclassification affects several income statement line items. Our benefit for credit losses during the first half of 2015 reflects a $1.5 billion reduction of loan loss reserves related to these mortgage loans, which was more than offset by a loss of approximately $1.2 billion included in other non-interest income primarily related to adjusting these loans to the lower-of-cost-or-fair-value and increased non-interest expense of approximately $0.8 billion related to property taxes and insurance associated with these mortgage loans.
Our benefit for credit losses predominantly relates to single-family mortgage loans. The benefit for credit losses during the 2015 periods primarily reflects a reduction of loan loss reserves associated with seriously delinquent single-family mortgage loans that were reclassified from held-for-investment to held-for-sale. The benefit for credit losses during the 2014 periods reflects: (a) moderate home price growth; and (b) settlement agreements with certain sellers; partially offset by (c) incurred losses associated with newly delinquent mortgage loans. Excluding the effect of mortgage loan reclassifications in the 2015 periods and the settlement agreements in the 2014 periods, the (provision) benefit for credit losses remained relatively unchanged. Our benefit for credit losses during the 2015 and 2014 periods also reflects benefits associated with the positive payment performance of our TDR mortgage loans.
Our single-family loan loss reserves declined from $21.8 billion at December 31, 2014 to $17.3 billion at June 30, 2015, primarily reflecting a high level of mortgage loan charge-offs related to our initial adoption of regulatory guidance that changed when we deem a mortgage loan uncollectible and the reclassification of certain seriously delinquent single-family mortgage loans from held-for-investment to held-for-sale.
On January 1, 2015, we adopted regulatory guidance issued by FHFA that establishes guidelines for adverse classification and identification of specified single-family and multifamily assets and off-balance sheet credit exposures, including guidelines for recognizing charge-offs on certain single-family mortgage loans. Upon adoption of the FHFA regulatory guidance on January 1, 2015, we changed the timing of when we deem certain single-family mortgage loans to be uncollectible, and we began to charge-off the amount of recorded investment in excess of the fair value of the underlying collateral for mortgage loans that have been deemed uncollectible prior to foreclosure. These additional charge-offs did not have a material impact on our comprehensive income during the first half of 2015, as we had already reserved for these losses in our allowance for loan losses in prior periods. This adoption resulted in a reduction to both the recorded investment of mortgage loans, held-for-investment, and our allowance for loan losses of $1.9 billion on January 1, 2015.
As of June 30, 2015, approximately 63% of the loan loss reserves for single-family mortgage loans related to interest rate concessions associated with TDRs. A concession can result from various changes in a mortgage loan's contractual terms, but generally arises from a reduction in a mortgage loan's contractual interest rate when a mortgage loan is modified. Due to the large number of mortgage loan modifications completed in recent years, our loan loss reserves attributable to TDRs remain high. Most of our modified mortgage loans (including TDRs) were current and performing at June 30, 2015. However, we establish a reserve for TDR mortgage loans at the time of modification that largely relates to the reduction in the contractual interest rate of the mortgage loan for its remaining term. The portion of the reserve related to the interest rate concession is generally reduced over time as the borrower makes payments under the terms of the modification. We expect our loan loss

14	Freddie Mac Form 10-Q

reserves associated with existing TDRs will continue to decline over time as borrowers continue to make monthly payments under the modified terms and the interest rate concessions are recognized as income.
Although the housing market continued to improve in many geographic areas during the first half of 2015, we expect that our loan loss reserves may remain elevated for an extended period because a significant portion of our reserves is associated with individually impaired mortgage loans (e.g., modified mortgage loans) that are current and performing and the resolution of problem mortgage loans takes considerable time, often several years in the case of foreclosure.
Mortgage loans that have been individually evaluated for impairment, such as modified mortgage loans, generally have a higher associated loan loss reserve than loans that have been collectively evaluated for impairment. As of June 30, 2015 and December 31, 2014, the recorded investment of single-family impaired mortgage loans with specific reserves recorded was $90.2 billion and $95.1 billion, respectively, and the loan loss reserves associated with these mortgage loans were $15.5 billion and $17.8 billion, respectively.
The table below summarizes our net investment for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.
Table 6 — Single-Family Impaired Loans with Specific Reserve Recorded

	2015		2014
	Number of Loans	Amount (1)	Number of Loans	Amount
	(dollars in millions)
TDRs, at January 1,	539,590	$94,401	514,497	$92,505
New additions	31,154	4,375	41,859	6,278
Repayments, charge-offs, and reclassifications to held-for-sale	(36,003)	(7,626)	(14,280)	(2,576)
Foreclosure transfers and foreclosure alternatives	(10,878)	(1,747)	(13,371)	(2,313)
TDRs, at June 30,	523,863	89,403	528,705	93,894
Loans impaired upon purchase	11,015	814	12,363	1,034
Total impaired loans with specific reserve	534,878	90,217	541,068	94,928
Total allowance for loan losses of individually impaired single-family loans		(15,528)		(18,093)
Net investment, at June 30,		$74,689		$76,835

(1)	The net investment amount for 2015 includes charge-offs related to our January 1, 2015 adoption of regulatory guidance that changed when we deem loans to be uncollectible.
We place mortgage loans, including TDRs, on non-accrual status when we believe the collectability of interest and principal on a mortgage loan is not reasonably assured, unless the mortgage loan is well secured and in the process of collection. When a mortgage loan is placed on non-accrual status, interest income is recognized only upon receipt of cash payments, and any interest income accrued but uncollected is reversed. See “NOTE 5: IMPAIRED LOANS” for further information about our TDRs and non-accrual and other impaired mortgage loans.

15	Freddie Mac Form 10-Q

The table below provides information about the UPB of TDRs and non-accrual mortgage loans on our consolidated balance sheets.
Table 7 — TDRs and Non-Accrual Mortgage Loans

	June 30, 2015	December 31, 2014	June 30, 2014
	(dollars in millions)
TDRs on accrual status:
Single-family	$83,107	$82,373	$81,400
Multifamily	423	535	576
Subtotal —TDRs on accrual status	83,530	82,908	81,976
Non-accrual mortgage loans:
Single-family	26,522	32,745	36,458
Multifamily(1)	313	385	511
Subtotal — non-accrual mortgage loans	26,835	33,130	36,969
Total TDRs and non-accrual mortgage loans(2)	$110,365	$116,038	$118,945

Loan loss reserves associated with:
TDRs on accrual status	$13,185	$13,749	$14,270
Non-accrual mortgage loans	3,455	6,966	7,341
Total loan loss reserves associated with TDRs and non-accrual mortgage loans	$16,640	$20,715	$21,611

Ratio of total loan loss reserves (excluding reserves for TDR concessions) to annualized net charge-offs for single-family mortgage loans	2.4	2.7	2.8
Ratio of total loan loss reserves to annualized net charge-offs for single-family mortgage loans	6.6	5.6	5.5

	Six Months Ended June 30,
	2015		2014
	(in millions)
Foregone interest income on TDR and non-accrual mortgage loans:
Single-family	$1,572		$1,842
Multifamily	3		5
Total foregone interest income on TDR and non-accrual mortgage loans	$1,575		$1,847

(1)	Includes $302 million, $385 million, and $501 million in UPB of mortgage loans that were current as of June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

(2)
As of January 1, 2015, we adopted regulatory guidance that changed when we deem mortgage loans to be uncollectible. As of June 30, 2015, there was $6.9 billion in UPB of our TDR and non-accrual mortgage loans of which we had charged-off $1.9 billion during the first half of 2015 that reduced the UPB of these mortgage loans.

Credit Loss Performance
Our single-family charge-offs, gross, were higher during the first half of 2015 compared to the first half of 2014 due to our adoption on January 1, 2015 of regulatory guidance that changed when we deem a mortgage loan to be uncollectible. While we do not expect our charge-offs in any of the remaining quarters of 2015 to be as high as the $3.0 billion recorded in the first quarter of the year, we expect our charge-offs and credit losses may continue to remain elevated in the near term. The level of charge-offs should decline as we continue our loss mitigation activities and our efforts to sell seriously delinquent single-family mortgage loans.
The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and mortgage loans underlying our non-consolidated mortgage-related financial guarantees.

16	Freddie Mac Form 10-Q

Table 8 — Credit Loss Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
REO
REO balances, net:
Single-family	$1,978	$3,661	$1,978	$3,661
Multifamily	—	16	—	16
Total	$1,978	$3,677	$1,978	$3,677
REO operations expense (income):
Single-family	$52	$(48)	$127	$11
Multifamily	—	(2)	—	(2)
Total	$52	$(50)	$127	$9
Charge-offs
Single-family:
Charge-offs, gross(1)	$877	$1,242	$3,855	$2,717
Recoveries(2)	(196)	(343)	(370)	(910)
Single-family, net	$681	$899	$3,485	$1,807
Multifamily:
Charge-offs, gross	$6	$2	$6	$2
Recoveries	—	—	—	—
Multifamily, net	$6	$2	$6	$2
Total Charge-offs:
Charge-offs, gross	$883	$1,244	$3,861	$2,719
Recoveries	(196)	(343)	(370)	(910)
Total Charge-offs, net	$687	$901	$3,491	$1,809
Credit Losses:
Single-family	$733	$851	$3,612	$1,818
Multifamily	6	—	6	—
Total	$739	$851	$3,618	$1,818
Total (in bps)(3)	16.0	18.8	39.3	20.1

(1)
Charge-offs include $25 million and $20 million during the three months ended June 30, 2015 and the three months ended June 30, 2014, respectively, and $52 million and $38 million during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively, related to losses on mortgage loans purchased under financial guarantees that were recorded within other expenses on our consolidated statements of comprehensive income.

(2)
Includes $0.4 billion during the six months ended June 30, 2014 related to repurchase requests made to our seller/servicers (including $0.3 billion related to settlement agreements with certain sellers to release specified mortgage loans from certain repurchase obligations in exchange for one-time cash payments). Excludes certain recoveries, such as pool insurance, which are included in non-interest income on our consolidated statements of comprehensive income.

(3)
Includes charge-offs of $1.9 billion associated with our initial adoption of regulatory guidance on January 1, 2015. Excluding this amount, the total credit losses (in bps) during the six months ended June 30, 2015 were 18.2.

Our 2005-2008 Legacy single-family book comprised approximately 12% of our single-family credit guarantee portfolio, based on UPB, at June 30, 2015; however, these mortgage loans accounted for approximately 83% of our credit losses during the first half of 2015. Our single-family credit losses during the first half of 2015 were highest in Florida and New Jersey. Collectively, these two states comprised approximately 36% of our total credit losses during the six months ended June 30, 2015.
At June 30, 2015, mortgage loans in states with a judicial foreclosure process comprised 39% of our single-family credit guarantee portfolio, based on UPB, while mortgage loans in these states contributed to approximately 73% of our credit losses during the first half of 2015. Foreclosures generally take longer to complete in states where a judicial foreclosure is required, compared to other states. We expect the portion of our credit losses related to mortgage loans in states with judicial foreclosure processes will remain high in the near term as the substantial backlog of mortgage loans awaiting court proceedings in those states transitions to REO or other loss events. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.
The table below provides information on the severity of losses we experienced on mortgage loans in our single-family credit guarantee portfolio.

17	Freddie Mac Form 10-Q

Table 9 — Severity Ratios for Single-Family Mortgage Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Severity ratios:
REO dispositions and third-party sales(1)	33.9%	32.9%	34.5%	34.0%
Short sales	29.8	30.5	30.5	31.3

(1)
Calculated as combined collateral losses on REO dispositions and third-party sales at foreclosure auction, divided by the combined UPB of the related mortgage loans. Includes selling and repair expenses. Excludes recoveries related to settlement agreements with certain sellers to release specified mortgage loans from certain repurchase obligations in exchange for one-time cash payments.

In recent periods, third-party sales at foreclosure auction have comprised an increasing portion of foreclosure transfers. Third-party sales at foreclosure auction avoid the REO property expenses that we would have otherwise incurred if we held the property in our REO inventory until disposition. Our severity ratios have remained relatively stable during the 2015 periods, compared to the 2014 periods. These severity ratios are influenced by several factors, including the geographic location of the property and the related selling expenses.
Non-Interest Income (Loss)
Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts
During the three and six months ended June 30, 2015, we purchased single-family PCs which resulted in an extinguishment of debt securities of consolidated trusts with a UPB of $14.2 billion and $25.0 billion, respectively.
During the three and six months ended June 30, 2014, we purchased single-family PCs which resulted in an extinguishment of debt securities of consolidated trusts with a UPB of $14.9 billion and $22.8 billion, respectively.
Losses recognized in the 2015 and 2014 periods as a result of these purchases were driven by interest rate declines between the time of issuance and the time of repurchase of these debt securities.
Derivative Gains (Losses)
The table below presents derivative gains (losses) reported in our consolidated statements of comprehensive income. See “NOTE 9: DERIVATIVES — Table 9.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives.
We did not have any derivatives in hedge accounting relationships at June 30, 2015 or December 31, 2014. However, AOCI includes amounts related to closed cash flow hedges.
While derivatives are an important aspect of our strategy to manage interest-rate risk, they increase the volatility of reported comprehensive income because fair value changes on derivatives are included in comprehensive income, while fair value changes associated with some of the assets and liabilities being economically hedged are not. As a result, the timing of earnings recognition related to these assets and liabilities, including derivatives, differs and may not be reflective of the underlying economics of our business. The mix of our derivative portfolio, in conjunction with the mix of our assets and liabilities, affects the volatility of comprehensive income.
Table 10 — Derivative Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest-rate swaps	$4,840	$(1,551)	$2,179	$(3,321)
Option-based derivatives	(1,465)	197	(449)	266
Other derivatives(1)	292	97	105	125
Accrual of periodic settlements	(532)	(669)	(1,103)	(1,347)
Total	$3,135	$(1,926)	$732	$(4,277)

(1)	Primarily includes futures, commitments, credit derivatives and swap guarantee derivatives.
Gains (losses) on our derivative portfolio include both derivative fair value changes and the accrual of periodic cash settlements. Gains (losses) on our derivative portfolio can change based on changes in interest rates, implied volatility, and the mix and balance of products in our derivative portfolio. The mix and balance of products in our derivative portfolio change from period to period as we respond to changing interest rate environments, as well as changes in our asset and liability balances and characteristics.
While our sensitivity to interest rates on an economic basis remains low, our exposure to earnings volatility resulting from our use of derivatives has increased in recent periods as we have changed the mix of our derivatives to align with the changing duration of our economically hedged assets and liabilities.

18	Freddie Mac Form 10-Q

During the three and six months ended June 30, 2015, we recognized a net gain on derivatives primarily as a result of an increase in longer-term interest rates. During these periods, we recognized fair value gains on our interest-rate swaps of $4.8 billion and $2.2 billion, respectively. These gains were partially offset by fair value losses on our option-based derivatives of $1.5 billion and $0.4 billion, respectively, and net losses of $0.5 billion and $1.1 billion, respectively, related to the accrual of periodic cash settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the terms of the instruments.
During the three and six months ended June 30, 2014, we recognized a net loss on derivatives primarily as a result of a decrease in longer-term interest rates. During these periods, we recognized fair value losses on our interest-rate swaps of $1.6 billion and $3.3 billion, respectively and net losses of $0.7 billion and $1.3 billion, respectively, related to the accrual of periodic cash settlements on interest-rate swaps as we were a net payer on our interest-rate swaps based on the terms of the instruments. These losses were partially offset by fair value gains on our option-based derivatives of $0.2 billion and $0.3 billion, respectively.
Impairments of Available-For-Sale Securities
During the three and six months ended June 30, 2015 and 2014, we recorded net impairments of available-for-sale securities recognized in earnings related to non-agency mortgage-related securities. The impairments during all periods were mostly driven by additional securities being included in the population of available-for-sale securities in an unrealized loss position that we intend to sell. This generally reflects our efforts to reduce the balance of less liquid assets in the mortgage-related investments portfolio. During the three and six months ended June 30, 2014, the impairments included amounts where our intent to sell changed as a result of the settlement of a non-agency mortgage-related securities lawsuit where a counterparty agreed to purchase the securities as part of the settlement. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information.
Other Gains (Losses) on Investment Securities Recognized in Earnings
The table below presents our other gains (losses) on investment securities recognized in earnings.
Table 11 — Other Gains (Losses) on Investment Securities Recognized in Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Gains (losses) on trading securities	$(328)	$40	$(273)	$33
Gains (losses) on sales of available-for-sale securities	480	332	842	1,105
Total	$152	$372	$569	$1,138

The losses on trading securities during the 2015 periods were primarily due to the increase in interest rates. As of June 30, 2015, our agency securities classified as trading were generally in an unrealized gain position and therefore we expect to recognize losses on these securities as they approach maturity and move closer to par.
The gains on sales of available-for-sale securities during the 2015 periods were primarily due to sales of non-agency mortgage-related securities consistent with our efforts to reduce the amount of less liquid assets we hold. The gains during the 2014 periods primarily resulted from sales related to our structuring activities. The structuring activities include resecuritizing existing agency securities into REMICs and selling some or all of the REMIC tranches.
Other Income (Loss)
The table below summarizes the significant components of other income (loss).

19	Freddie Mac Form 10-Q

Table 12 — Other Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements	$—	$364	$—	$4,897
Gains (losses) on mortgage loans	(924)	(39)	(1,124)	215
Recoveries on mortgage loans acquired with deteriorated credit quality(1)	34	59	65	109
Management and guarantee-related income, net(2)	129	111	236	144
All other	193	(3)	266	168
Total other income (loss)	$(568)	$492	$(557)	$5,533

(1)	Primarily relates to mortgage loans acquired with deteriorated credit quality prior to 2010. Consequently, our recoveries on these mortgage loans will generally decline over time.

(2)	Primarily relates to securitized mortgage loans where we have not consolidated the securitization trusts on our consolidated balance sheets.
Non-Agency Mortgage-Related Securities Settlements
We received proceeds from eight settlements of lawsuits regarding our investment in certain non-agency mortgage-related securities during the first half of 2014. We did not have any such settlements in the first half of 2015.
Gains (Losses) on Mortgage Loans
Gains (losses) on mortgage loans consist of three components:

•
Gains (losses) on mortgage loans held-for-sale related to lower-of-cost-or-fair-value adjustments were $(0.6) billion and $(0.2) billion during the three months ended June 30, 2015 and the three months ended June 30, 2014, respectively, and were $(1.2) billion and $(0.2) billion during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively. The higher losses during the 2015 periods were primarily due to a larger volume of mortgage loans reclassified from held-for-investment to held-for-sale during the 2015 periods, compared to the 2014 periods.

•
During the three months ended June 30, 2015 and the three months ended June 30, 2014, we reclassified $4.5 billion and $0.7 billion, respectively, in UPB of single-family mortgage loans from held-for-investment to held-for-sale, and during the six months ended June 30, 2015 and the six months ended June 30, 2014, we reclassified $8.1 billion and $0.7 billion in UPB, respectively.

•	We held $6.3 billion in UPB of single-family mortgage loans for sale on our consolidated balance sheet at June 30, 2015.

•	Gains (losses) realized on the sale of mortgage loans were $(0.1) billion and $0.1 billion during the first half of 2015 and the first half of 2014, respectively.

•	We sold $15.2 billion and $8.4 billion in UPB of multifamily mortgage loans during the first half of 2015 and the first half of 2014, respectively.

•
We sold $0.9 billion and $1.2 billion in UPB of single-family mortgage loans during the three months ended June 30, 2015 and the six months ended June 30, 2015, respectively. We did not sell any single-family mortgage loans during the first half of 2014.

•
Gains (losses) resulting from changes in the fair value of multifamily mortgage loans for which we have elected the fair value option were $0.2 billion and $0.3 billion during the first half of 2015 and the first half of 2014, respectively.

All Other
All other income (loss) includes income recognized from transactional fees, fees assessed to our servicers for technology use and late fees or other penalties, changes in fair value of STACR debt notes (as we have elected to carry certain of these notes at fair value), and other miscellaneous income. The increase in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to fair value gains on certain STACR debt notes due to a decrease in market prices for these notes. The increase in the first half of 2015 compared to the first half of 2014 was primarily due to an increase in certain credit enhancement recoveries associated with single-family mortgage loans. Previously, these recoveries were recognized within our provision for credit losses.
Non-Interest Expense
The table below summarizes the components of non-interest expense.

20	Freddie Mac Form 10-Q

Table 13 — Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Administrative expense:
Salaries and employee benefits	$279	$223	$511	$456
Professional services	118	126	231	264
Occupancy expense	14	14	26	27
Other administrative expense	90	90	184	174
Total administrative expense	501	453	952	921
REO operations expense (income)	52	(50)	127	9
Temporary Payroll Tax Cut Continuation Act of 2011 expense	235	187	457	365
Other expense	501	90	964	156
Total non-interest expense	$1,289	$680	$2,500	$1,451

Administrative Expense
Administrative expense increased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, primarily due to increases in salaries and employee benefits expense associated with the termination of our pension plans. The increase in the six months ended June 30, 2015 was partially offset by lower professional services expense driven by lower expenses associated with FHFA-led lawsuits regarding our investments in certain residential non-agency mortgage-related securities.
REO Operations Expense (Income)
Our REO operations expenses include: (a) REO property expenses; (b) net gains or losses incurred on disposition of REO properties; (c) adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell; and (d) recoveries from insurance and other credit enhancements. The increases in REO operations expense during the 2015 periods were primarily due to lower gains on REO dispositions and lower recoveries from mortgage insurance during the 2015 periods. For more information on our REO activity, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — REO, Net.”
Temporary Payroll Tax Cut Continuation Act of 2011 Expense
Pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, we increased the management and guarantee fee on single-family mortgage loans sold to us by 10 basis points in April 2012. We pay these fees to Treasury on a quarterly basis. We refer to this fee increase as the legislated 10 basis point increase in management and guarantee fees.
As of June 30, 2015 and June 30, 2014, mortgage loans with an aggregate UPB of $967.4 billion (or 58% of the single-family credit guarantee portfolio) and $767.6 billion, respectively, were subject to these fees. As of June 30, 2015, the cumulative total of the amounts paid and due to Treasury for these fees was $1.9 billion. We expect the amount of these fees to continue to increase in the future as we add new business and increase the UPB of mortgage loans subject to these fees.
Other Expense
Other expense includes property taxes and insurance associated with mortgage loans reclassified as held-for-sale, HAMP servicer incentive fees, costs related to terminations and transfers of mortgage loan servicing, and other miscellaneous expenses. The increases during the 2015 periods were primarily driven by property taxes and insurance associated with mortgage loans reclassified as held-for-sale. Property tax and insurance amounts are included in loan loss reserves while the mortgage loans are classified as held-for-investment.
Beginning January 1, 2015, FHFA directed us to allocate funds to the Housing Trust Fund and Capital Magnet Fund. During the first half of 2015, we completed $202.1 billion of new business purchases subject to this allocation and accrued $85 million of related expense. We expect to pay these amounts, and any additional amounts to be accrued based on our new business purchases in the second half of 2015, in February 2016.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) for the three and six months ended June 30, 2015, respectively, was driven by fair value losses resulting from the impact of increasing interest rates on our available-for-sale securities, partially offset by the impact of spread tightening on our non-agency mortgage-related securities. Other comprehensive income for the three and six months ended June 30, 2014, respectively, was driven by fair value gains on our available-for-sale securities resulting from a decline in longer-term interest rates coupled with the impact of spread tightening on our non-agency mortgage-related securities and the movement of these securities with unrealized losses towards maturity.

21	Freddie Mac Form 10-Q

Segment Earnings
We have three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.
We evaluate segment performance and allocate resources based on a Segment Earnings approach. Segment financial performance is measured as follows:

•	Our Single-family Guarantee segment is measured on its contribution to GAAP net income (loss);

•	Our Investments segment is measured on its contribution to GAAP comprehensive income (loss); and

•	Our Multifamily segment is measured on its contribution to GAAP comprehensive income (loss).
In presenting Segment Earnings, we make significant reclassifications among certain financial statement line items to reflect measures of management and guarantee fee income on guarantees and net interest income on investments that are in line with how we manage our business. We also allocate certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments.
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
In the second quarter of 2015, we changed our Segment Earnings definition associated with the revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011. As a result of this change, the revenue and expense related to the legislated 10 basis point increase in management and guarantee fee income are now netted within the Single-family Guarantee segment. The purpose of this change is to better reflect how management evaluates the Single-family Guarantee segment. Prior period results have been revised to conform with the current period presentation. We reclassified $187 million and $365 million of Temporary Payroll Tax Cut Continuation Act of 2011 expense into management and guarantee fee income for the three months ended June 30, 2014 and the six months ended June 30, 2014, respectively.

22	Freddie Mac Form 10-Q

The table below provides UPB information about our various segment mortgage and credit risk portfolios at June 30, 2015 and December 31, 2014.
Table 14 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios

	June 30, 2015	December 31, 2014
	(in millions)
Segment mortgage portfolios:
Single-family Guarantee — Managed loan portfolio:(1)
Single-family unsecuritized seriously delinquent mortgage loans	$23,596	$28,738
Single-family Freddie Mac mortgage-related securities held by us	150,293	158,215
Single-family Freddie Mac mortgage-related securities held by third parties	1,434,625	1,397,050
Single-family other guarantee commitments	8,499	16,806
Total Single-family Guarantee — Managed loan portfolio	1,617,013	1,600,809
Investments — Mortgage investments portfolio:
Single-family unsecuritized performing mortgage loans	82,959	82,778
Single-family Freddie Mac mortgage-related securities	150,293	158,215
Non-agency mortgage-related securities	34,611	44,230
Non-Freddie Mac agency mortgage-related securities	14,599	16,341
Total Investments — Mortgage investments portfolio	282,462	301,564
Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage-related securities held by us	4,201	3,326
Multifamily Freddie Mac mortgage-related securities held by third parties	88,748	78,495
Multifamily other guarantee commitments	9,572	9,341
Total Multifamily — Guarantee portfolio	102,521	91,162
Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	21,824	25,156
Multifamily unsecuritized mortgage loan portfolio	54,650	52,956
Total Multifamily — Mortgage investments portfolio	76,474	78,112
Total Multifamily portfolio	178,995	169,274
Less: single-family and multifamily Freddie Mac securities held by us	(154,494)	(161,541)
Total mortgage portfolio	$1,923,976	$1,910,106
Credit risk portfolios:
Single-family credit guarantee portfolio:(1)
Single-family mortgage loans, on-balance sheet	$1,667,590	$1,645,872
Non-consolidated Freddie Mac mortgage-related securities	5,771	6,233
Other guarantee commitments	8,499	16,806
Less: HFA initiative-related guarantees	(3,029)	(3,357)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates	(388)	(433)
Total single-family credit guarantee portfolio	$1,678,443	$1,665,121
Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet	$55,148	$53,480
Non-consolidated Freddie Mac mortgage-related securities	92,451	81,296
Other guarantee commitments	9,572	9,341
Less: HFA initiative-related guarantees	(713)	(772)
Total multifamily mortgage portfolio	$156,458	$143,345

(1)
The balances of the mortgage-related securities in the Single-family Guarantee managed loan portfolio are based on the UPB of the security, whereas the balances of our single-family credit guarantee portfolio presented in this report are based on the UPB of the mortgage loans underlying the related security.

23	Freddie Mac Form 10-Q

Segment Earnings — Results
Single-Family Guarantee
The table below presents the Segment Earnings of our Single-family Guarantee segment.
Table 15 — Segment Earnings and Key Metrics — Single-Family Guarantee

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Segment Earnings:
Net interest income (expense)	$26	$(79)	$(111)	$(46)
Benefit for credit losses	663	398	975	76
Non-interest income:
Management and guarantee fee income	1,398	1,065	2,721	2,058
Other non-interest income (loss)	(431)	(172)	(946)	28
Total non-interest income	967	893	1,775	2,086
Non-interest expense:
Administrative expense	(329)	(275)	(629)	(553)
REO operations (expense) income	(52)	48	(127)	(11)
Other non-interest expense	(487)	(80)	(939)	(119)
Total non-interest expense	(868)	(307)	(1,695)	(683)
Segment adjustments	(74)	(76)	(140)	(158)
Segment Earnings before income tax expense	714	829	804	1,275
Income tax expense	(225)	(261)	(255)	(394)
Segment Earnings, net of taxes	489	568	549	881
Total other comprehensive income (loss), net of taxes	—	—	(1)	—
Total comprehensive income	$489	$568	$548	$881
Key metrics:
Balances and Volume (in billions, except rate):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,671	$1,651	$1,668	$1,652
Issuance — Single-family credit guarantees	$102	$58	$182	$111
Fixed-rate products — Percentage of purchases	97%	93%	96%	94%
Liquidation rate — Single-family credit guarantees (annualized)(1)	22%	14%	20%	14%
Average Management and Guarantee Fee Rate (in bps, annualized)
Segment Earnings management and guarantee fee income(2)	33.4	25.8	32.6	24.9
Management and guarantee fee charged on new acquisitions(3)	45.1	47.7	45.8	47.0
Credit:
Serious delinquency rate, at period end	1.53%	2.07%	1.53%	2.07%
REO inventory, at end of period (number of properties)	19,484	36,134	19,484	36,134
Single-family credit losses, in bps (annualized)(4)	17.3	20.4	42.8	21.7
Market:
Single-family mortgage loan debt outstanding (total U.S. market, in billions)(5)	$9,855	$9,851	$9,855	$9,851

(1)	Includes our removal of seriously delinquent and modified mortgage loans and balloon/reset mortgage loans from PC pools. Also includes terminations of other guarantee commitments.

(2)
Calculated based on the contractual management and guarantee fee rate as well as amortization of delivery and other upfront fees (using the original contractual maturity date of the related mortgage loans) for the entire single-family credit guarantee portfolio.

(3)
Represents the estimated average rate of management and guarantee fees for new acquisitions during the period assuming amortization of delivery fees using the estimated life of the related mortgage loans rather than the original contractual maturity date of the related loans, net of expense for the legislated 10 basis point increase in management and guarantee fees. Prior periods have been revised to conform with the current period presentation.

(4)
Includes charge-offs of $1.9 billion associated with our initial adoption of regulatory guidance on January 1, 2015. Excluding this amount, the single-family credit losses, in bps (annualized) for the first half of 2015 were 19.8.

(5)	Source: Federal Reserve Financial Accounts of the United States of America dated June 11, 2015. The outstanding amounts reflect the balances as of March 31, 2015.
Segment Earnings
The primary drivers of Segment Earnings for the Single-family Guarantee segment generally consist of management and guarantee fee income and the provision for credit losses.
Segment Earnings for our Single-family Guarantee segment declined during the 2015 periods, compared to the same periods of 2014, and include: (a) increased management and guarantee fee income; (b) benefits from settlement agreements

24	Freddie Mac Form 10-Q

recognized in the 2014 periods; and (c) losses from the net effect of our reclassification of seriously delinquent mortgage loans from held-for-investment to held-for-sale in the 2015 periods.
Single-Family Mortgage Loan Volume

•
Origination volumes in the U.S. residential mortgage loan market increased in the first half of 2015 compared to the first half of 2014, driven by an increase in the volume of refinance mortgage loans. We attribute this increase to lower average long-term mortgage loan interest rates during the first half of 2015 compared to prior periods.

•
Our purchase activity during the first half of 2015 increased to $181.3 billion in UPB, compared to $107.6 billion in UPB during the first half of 2014. During the first half of 2015, refinancings comprised approximately 63% of our single-family purchase and issuance volume, compared to 48% during the first half of 2014.

Credit Risk Transfer Activity

•
During the first half of 2015, we completed five STACR debt note transactions and five ACIS transactions that transferred a portion of the credit risk associated with $138.4 billion in UPB of mortgage loans in our New single-family book from us to third-party investors and insurers. These transactions included:

◦
Five STACR debt note transactions that transferred a portion of the first loss position, in addition to a portion of the mezzanine loss position, associated with the related reference pool. Two of these STACR transactions allocate losses based on the actual losses on the related reference pool rather than calculated losses using a predefined formula; and

◦	Five ACIS transactions, two of which are based on actual losses rather than calculated losses.

•
The UPB covered by credit risk transfers for measurement under our scorecard goal is determined by FHFA based on the amount of risk we transfer in the specific transactions. We expect to meet our 2015 Conservatorship Scorecard goal of completing credit risk transfer transactions of at least $120 billion in UPB of single-family mortgage loans.

•
In July 2015, we completed the offering of a whole loan security, which is a new type of credit risk transfer transaction for us using a subordinated security structure. We expect to complete more of these transactions in 2015, subject to market conditions.

Single-Family Credit Guarantee Portfolio

•
Our New single-family book continues to represent an increasing share of our overall single-family credit guarantee portfolio and comprised 63% of this portfolio as of June 30, 2015, compared to 60% as of December 31, 2014.

•
There were approximately 10.6 million mortgage loans in our single-family credit guarantee portfolio at both June 30, 2015 and December 31, 2014, including 2.0 million and 2.1 million of relief refinance mortgage loans at June 30, 2015 and December 31, 2014, respectively.

•	The average UPB of mortgage loans in our single-family credit guarantee portfolio was approximately $158,000 and $156,000 at June 30, 2015 and December 31, 2014, respectively.

•	We expect the UPB of our single-family credit guarantee portfolio will be relatively unchanged at the end of 2015 compared to the end of 2014.
Credit Quality and Mortgage Loan Performance

•
The serious delinquency rate on our single-family credit guarantee portfolio was 1.53% and 1.88% at June 30, 2015 and December 31, 2014, respectively. The serious delinquency rate for the New single-family book was 0.21% as of June 30, 2015 and its credit losses were $88 million during the first half of 2015.

•
During the first half of 2015, our serious delinquency rate continued the decline that began in 2010, primarily due to lower volumes of single-family mortgage loans becoming seriously delinquent and continued loss mitigation (including sales of non-performing mortgage loans) and foreclosure activities for mortgage loans in the Legacy single-family books. See "Table 31 — Single-Family Serious Delinquency Rate Trend" for the recent trend in our serious delinquency rates.

•
The total number of our mortgage loans delinquent for more than one year declined approximately 20% during the first half of 2015. During the first half of 2015, we sold certain seriously delinquent unsecuritized single-family mortgage loans with an aggregate UPB of $1.2 billion, which contributed to this decline.

•
Our single-family REO inventory (measured in number of properties) declined 24% from December 31, 2014 to June 30, 2015, primarily due to our loss mitigation efforts and a larger proportion of property sales to third parties at foreclosure auction.

Key Drivers of Segment Earnings

•
Segment Earnings management and guarantee fee income increased during the 2015 periods, compared to the same periods of 2014. These increases were primarily due to higher amortization of upfront fees associated with a higher portfolio liquidation rate resulting from a lower interest rate environment and increased income from monthly base

25	Freddie Mac Form 10-Q

fees as a higher percentage of our single-family credit guarantee portfolio consists of mortgage loans we acquired in recent years, which have a higher associated management and guarantee fee. Our Segment Earnings management and guarantee fee income is influenced by our PC price performance because we adjust our fees based on the price performance of our PCs relative to comparable Fannie Mae securities. A decline in this price performance could adversely affect our segment financial results. See “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for K Certificates" in our 2014 Annual Report for additional information.

•
Segment Earnings benefit for credit losses increased during the 2015 periods, compared to the same periods of 2014. The benefit for credit losses during the 2015 periods is primarily due to a reduction of loan loss reserves associated with the reclassification of mortgage loans from held-for-investment to held-for-sale during these periods. The benefit for credit losses during the 2014 periods is primarily due to: (a) moderate home price growth; and (b) settlement agreements with certain sellers; partially offset by (c) incurred losses associated with newly delinquent mortgage loans. Excluding the effect of mortgage loan reclassifications in the 2015 periods and the settlement agreements in the 2014 periods, the (provision) benefit for credit losses remained relatively unchanged. Segment Earnings benefit for credit losses in all periods presented also includes benefits associated with the positive payment performance of our TDR mortgage loans.

•
Segment Earnings other non-interest income (loss) declined during the 2015 periods, compared to the same periods of 2014, primarily due to increased lower-of-cost-or-fair-value adjustments on single-family mortgage loans that were reclassified from held-for-investment to held-for-sale. The second quarter of 2015 included fair value gains on STACR debt notes (that we have elected to carry at fair value) due to a decrease in market prices for these notes, compared to fair value losses during the second quarter of 2014.

•
Segment Earnings other non-interest expense increased during the 2015 periods, compared to the same periods of 2014, primarily due to property taxes and insurance associated with mortgage loans reclassified as held-for-sale during 2015.

•
During the first half of 2015, we reclassified $8.1 billion in UPB of seriously delinquent single-family mortgage loans from held-for-investment to held-for-sale, resulting in a pre-tax Segment Earnings net loss of approximately $0.4 billion.

26	Freddie Mac Form 10-Q

Investments
The table below presents the Segment Earnings of our Investments segment.
Table 16 — Segment Earnings and Key Metrics — Investments

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Segment Earnings:
Net interest income	$459	$726	$1,085	$1,562
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	96	83	214	(132)
Derivative gains (losses)	3,157	(1,124)	1,729	(2,612)
Gains (losses) on trading securities	(271)	14	(226)	(41)
Non-agency mortgage-related securities settlements	—	364	—	4,897
Other non-interest income	1,112	409	1,921	1,513
Total non-interest income (loss)	4,094	(254)	3,638	3,625
Non-interest expense:
Administrative expense	(82)	(111)	(163)	(235)
Other non-interest expense (income)	(2)	(2)	(2)	(6)
Total non-interest expense	(84)	(113)	(165)	(241)
Segment adjustments	216	149	397	300
Segment Earnings before income tax (expense) benefit	4,685	508	4,955	5,246
Income tax expense	(1,478)	(190)	(1,568)	(1,626)
Segment Earnings, net of taxes	3,207	318	3,387	3,620
Total other comprehensive income (loss), net of taxes	(169)	595	67	1,074
Comprehensive income	$3,038	$913	$3,454	$4,694
Key metrics:
Portfolio balances:
Ending investments asset balances:
Mortgage-related investments(1) (based on UPB)			$282,462	$307,398
Non-mortgage-related investments(2) (based on carrying value)			52,464	61,504
Total investments			$334,926	$368,902
Average balances of interest-earning assets (based on amortized cost):
Mortgage-related investments(1)	$299,965	$317,980	$305,232	$324,989
Non-mortgage-related investments(2)	64,452	56,006	65,119	64,018
Total average balances of interest-earning assets	$364,417	$373,986	$370,351	$389,007
Return:
Net interest yield — Segment Earnings basis (annualized)	0.50%	0.78%	0.59%	0.80%

(1)
Includes our investments in single-family PCs and certain Other Guarantee Transactions, which are consolidated under GAAP on our consolidated balance sheets, and single-family unsecuritized performing loans.

(2)	Includes interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.
Comprehensive Income
The primary drivers of comprehensive income for the Investments segment generally consist of: (a) net interest income generated on our investments; (b) derivative- and investments-related fair value gains and losses; and (c) other non-interest income, which includes gains (losses) on sales of available-for-sale securities. In recent periods, we have also recognized significant amounts of income from settlements of non-agency mortgage-related securities litigation.
Comprehensive income increased in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to derivative gains recorded during 2015 compared to derivative losses recorded during 2014.
Comprehensive income decreased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to income from settlements of non-agency mortgage-related securities litigation recognized during 2014, while no such income was recognized during 2015. This decrease was partially offset by derivative gains recorded during 2015 compared to derivative losses recorded during 2014.
Portfolio Activities

•	We held $164.9 billion and $174.6 billion of agency securities and $34.6 billion and $44.2 billion of non-agency mortgage-related securities at June 30, 2015 and December 31, 2014, respectively.

27	Freddie Mac Form 10-Q

•
The UPB of our mortgage investments portfolio, which includes mortgage loans, declined by $19.1 billion in the first half of 2015. This decline was primarily due to liquidations of the portfolio and sales of non-agency mortgage-related securities consistent with our efforts to reduce the amount of less liquid assets.

Key Drivers of Segment Earnings and Other Comprehensive Income

•
Net interest income and yields for the three and six months ended June 30, 2015 declined primarily from accelerated expense recognition due to increased prepayments, coupled with the continued reduction in the balance of higher-yielding mortgage-related assets.

•
Derivative gains for the three and six months ended June 30, 2015 were primarily due to increases in longer-term interest rates, compared to derivative losses for the three and six months ended June 30, 2014 which were primarily due to declines in longer-term interest rates.

•
Non-interest income for the three and six months ended June 30, 2015 did not include any income from settlements of non-agency mortgage-related securities litigation, while we recognized $364 million and $4.9 billion of such income during the three and six months ended June 30, 2014, respectively.

•
Other non-interest income for the three and six months ended June 30, 2015 increased compared to the three and six months ended June 30, 2014 primarily due to increased amortization income related to deferred gains associated with PCs issued by our consolidated trusts that we previously held and subsequently transferred to third parties. Amortization income increased as we experienced higher liquidations of these securities resulting from higher prepayments on the underlying loans.

•
Other comprehensive income (loss) for the three months ended June 30, 2015 decreased compared to the three months ended June 30, 2014 primarily due to fair value losses on our agency securities due to increased longer-term interest rates. Other comprehensive income for the six months ended June 30, 2015 decreased compared to the six months ended June 30, 2014 primarily due to lower fair value gains on our non-agency mortgage-related securities due to less spread tightening and the impact of increased interest rates on our available-for-sale securities.

28	Freddie Mac Form 10-Q

Multifamily
The table below presents the Segment Earnings of our Multifamily segment.
Table 17 — Segment Earnings and Key Metrics — Multifamily

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Segment Earnings:
Net interest income	$281	$250	$523	$465
Benefit for credit losses	17	23	20	42
Non-interest income:
Management and guarantee fee income	79	63	152	121
Gains (losses) on mortgage loans	(259)	156	94	410
Derivative gains	708	112	509	197
Other non-interest income (loss)	(45)	167	(8)	206
Total non-interest income	483	498	747	934
Non-interest expense:
Administrative expense	(90)	(67)	(160)	(133)
REO operations income	—	2	—	2
Other non-interest expense	(12)	(8)	(23)	(13)
Total non-interest expense	(102)	(73)	(183)	(144)
Segment Earnings before income tax expense	679	698	1,107	1,297
Income tax expense	(206)	(222)	(350)	(403)
Segment Earnings, net of taxes	473	476	757	894
Total other comprehensive (loss), net of taxes	(107)	(67)	(127)	(67)
Total comprehensive income	$366	$409	$630	$827
Key metrics:
New Business Activity:
Multifamily new business activity	$13,135	$4,109	$23,139	$7,115
Multifamily loan purchase commitments outstanding, at period end	$9,243	$6,747	$9,243	$6,747
Multifamily units financed from new business activity	170,450	63,041	310,115	114,406
Securitization Activity:(1)
Multifamily securitization transactions — guaranteed portion	$8,493	$3,907	$12,912	$7,178
Multifamily securitization transactions — unguaranteed portion(2)	$1,514	$613	$2,256	$1,223
Average subordination, at issuance	15.1%	13.6%	14.9%	14.6%
K Certificate guarantees:
Average management and guarantee fee rate, in bps (annualized)(3)	23.8	20.9	23.2	20.5
Average K Certificate guaranteed UPB	$84,313	$65,179	$81,222	$63,465
Credit:
Multifamily mortgage portfolio delinquency rate, at period end:
K Certificates	0.01%	0.01%	0.01%	0.01%
All other	0.02%	0.03%	0.02%	0.03%
Total	0.01%	0.02%	0.01%	0.02%
REO inventory, at period end (number of properties)	—	1	—	1

(1)	Consists primarily of K Certificate transactions.

(2)	Represents subordinated securities (i.e., CMBS), which are not issued or guaranteed by us.

(3)	Represents Multifamily Segment Earnings — management and guarantee fee income associated with K Certificates, divided by the sum of the average UPB of the outstanding K Certificates.
Comprehensive Income
The primary drivers of comprehensive income for the Multifamily segment generally consist of: (a) net interest income; (b) management and guarantee fee income; and (c) gains (losses) on mortgage loans.
Comprehensive income for the Multifamily segment declined during the 2015 periods, compared to the same periods during 2014, primarily due to: (a) lower gains on sales of available-for-sale securities; (b) lower gains on the sale of mortgage loans; and (c) lower fair value gains on mortgage loans and securities. Derivatives for the Multifamily segment are used to offset interest rate-related fair value changes of the corresponding assets that the derivatives economically hedge. The fair value changes of these economically hedged assets are included in gains (losses) on mortgage loans, other non-interest income and

29	Freddie Mac Form 10-Q

total other comprehensive income. As a result, there is no net impact on total comprehensive income for the Multifamily segment from interest rate-related derivatives.
Multifamily New Business Activity

•
We continue to provide liquidity to the multifamily market and support affordable rental housing by acquiring and securitizing multifamily mortgage loans. Our total new business activity increased during the first half of 2015, compared to the first half of 2014, due to the rapid and significant growth observed in the overall multifamily market since late 2014.

•
The 2015 Conservatorship Scorecard sets a goal for us to maintain new multifamily business activity (excluding certain targeted mortgage loan types) at or below $30.0 billion in UPB. In May 2015, FHFA expanded the parameters for exclusion of mortgage loan amounts from its scorecard limit in order to facilitate continued liquidity for affordable rental housing in a growing multifamily market.

•
We had $23.1 billion in new business activity during the first half of 2015. Approximately 70% of this amount was counted towards the 2015 Conservatorship Scorecard goal, while the remaining 30% was excluded.

Multifamily Mortgage Loan Purchase Commitments Outstanding

•	Multifamily mortgage loan purchase commitments outstanding increased as of June 30, 2015, compared to June 30, 2014, reflecting the overall growth in the multifamily market.
Credit Risk Transfer Activity

•
We sold $10.0 billion and $15.2 billion in UPB of multifamily mortgage loans during the three months ended June 30, 2015 and the six months ended June 30, 2015, respectively, primarily through K Certificate transactions, compared to $4.5 billion and $8.4 billion during the three months ended June 30, 2014 and the six months ended June 30, 2014, respectively.

•
The percentage of our total multifamily mortgage portfolio protected by subordination was 58% and 56% at June 30, 2015 and December 31, 2014, respectively. This subordination is primarily provided by the unguaranteed securities sold to third parties in K Certificate transactions, which absorb first losses.

•
Approximately 92% of the mortgage loans we purchased during the first half of 2015 were designated for securitization, and we continue to pursue strategies to transfer credit risk for mortgage loans that are not designated for securitization.

Multifamily Portfolio

•
The UPB of the total multifamily portfolio increased to $179.0 billion as of June 30, 2015 from $169.3 billion as of December 31, 2014, primarily due to an increase in our guarantee portfolio and higher levels of new business activity that outpaced liquidations and the sale of mortgage loans in securitization transactions.

Credit Quality and Mortgage Loan Performance

•	As a result of solid market fundamentals and strong underwriting policies, we believe that the credit quality of the multifamily mortgage portfolio remains strong.

•
Multifamily credit losses as a percentage of the combined average balance of our multifamily mortgage loan and guarantee portfolios were 0.8 basis points during the first half of 2015, a slight increase compared to 0.0 basis points during the first half of 2014.

•	Our low delinquency rates continue to reflect strong industry fundamentals.
Key Drivers of Segment Earnings and Other Comprehensive Loss

•	Segment Earnings net interest income increased during the 2015 periods, compared to the same periods of 2014, primarily due to lower allocated funding costs on mortgage loans awaiting securitization.

•
Segment Earnings total non-interest income declined during the 2015 periods, compared to the same periods of 2014, primarily due to: (a) lower gains on mortgage loans and sales of available-for-sale securities (net of the effect of derivatives); partially offset by (b) higher management and guarantee fee income.

◦
Segment Earnings gains (losses) on mortgage loans decreased during the 2015 periods, compared to the 2014 periods, primarily due to lower non-interest rate risk-related fair value gains during the 2015 periods.

◦
Segment Earnings other non-interest loss during the 2015 periods, compared to income during the 2014 periods, was primarily due to gains recognized on the sale of securities during the 2014 periods. We did not have any such sales in the 2015 periods.

◦
Segment Earnings management and guarantee fee income increased during the 2015 periods, compared to the same periods of 2014, primarily due to the higher average balance of the multifamily guarantee portfolio, primarily due to ongoing issuances of K Certificates.

30	Freddie Mac Form 10-Q

◦	Segment Earnings management and guarantee fee income will likely increase in future periods as we continue to issue K Certificates.

◦	Our guarantees of K Certificates generally have lower fees than our other multifamily guarantee activities as a result of our limited credit risk exposure due to the use of subordination.

•
Total other comprehensive loss increased during the 2015 periods, compared to the same periods of 2014, primarily due to fair value losses on available-for-sale securities driven by an increase in interest rates during the first half of 2015.

CONSOLIDATED BALANCE SHEETS ANALYSIS
You should read this discussion of our consolidated balance sheets in conjunction with our condensed consolidated financial statements, including the accompanying notes.
Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell
The short-term assets on our condensed consolidated balance sheets include those related to our consolidated VIEs, which consisted primarily of restricted cash and cash equivalents and securities purchased under agreements to resell at June 30, 2015. These assets related to our consolidated VIEs increased by $6.7 billion from December 31, 2014 to June 30, 2015. Our consolidated VIEs include the trusts that issue our single-family PCs. The short-term assets held by these trusts primarily relate to payments of principal and interest received on the loans underlying the PCs that are held pending distribution to the investors in those PCs.
Excluding amounts related to our consolidated VIEs, we held $5.5 billion and $10.9 billion of cash and cash equivalents (including non-interest bearing deposits of $5.2 billion and $6.5 billion at the Federal Reserve Bank of New York), no federal funds sold, and $27.1 billion and $38.4 billion of securities purchased under agreements to resell at June 30, 2015 and December 31, 2014, respectively. The decrease in these liquid assets was due to a decline in forecasted short-term cash needs as compared to December 31, 2014.
Excluding amounts related to our consolidated VIEs, we held on average $6.6 billion and $9.6 billion of cash and cash equivalents and $30.8 billion and $29.6 billion of federal funds sold and securities purchased under agreements to resell during the three and six months ended June 30, 2015, respectively. In recent years, our use of federal funds sold transactions has been minimal.
Investments in Securities
The disclosures in this section do not include our holdings of single-family PCs and certain Other Guarantee Transactions issued by consolidated trusts.
The table below provides the fair values of our investments in securities on our consolidated balance sheets.
Table 18 — Investments in Securities on Our Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(in millions)
Investments in securities:
Available-for-sale securities
Mortgage-related securities
Agency securities	$46,150	$50,611
Non-agency securities	44,681	55,939
Total available-for-sale securities	90,831	106,550
Trading securities
Mortgage-related securities
Agency securities	22,004	23,584
Non-agency securities	119	171
Total mortgage-related securities	22,123	23,755
Non-mortgage-related securities	9,962	6,682
Total trading securities	32,085	30,437
Total investments in securities	$122,916	$136,987

Non-Mortgage-Related Securities
Our investments in non-mortgage-related securities, consisting of U.S. Treasury securities, provide an additional source of liquidity. While our investments in non-mortgage-related securities increased at June 30, 2015, compared to December 31, 2014, our holdings of other assets that are part of our liquidity and contingency operating portfolio decreased.

31	Freddie Mac Form 10-Q

Mortgage-Related Securities
Our investments in mortgage-related securities consist of securities issued by Fannie Mae, Ginnie Mae, and other financial institutions, as well as certain of our own mortgage-related securities. The table below provides information regarding our investments in mortgage-related securities classified as available-for-sale or trading on our consolidated balance sheets, based on UPB.
Table 19 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	June 30, 2015			December 31, 2014
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(in millions)
Freddie Mac mortgage-related securities:
Single-family	$36,047	$7,021	$43,068	$41,340	$6,552	$47,892
Multifamily	2,060	2,141	4,201	1,897	1,429	3,326
Total Freddie Mac mortgage-related securities	38,107	9,162	47,269	43,237	7,981	51,218
Non-Freddie Mac mortgage-related securities:
Agency securities:
Fannie Mae:
Single-family	6,706	7,727	14,433	6,852	9,303	16,155
Ginnie Mae:
Single-family	105	61	166	119	67	186
Multifamily	12	—	12	12	—	12
Total Non-Freddie Mac agency securities	6,823	7,788	14,611	6,983	9,370	16,353
Non-agency mortgage-related securities:
Single-family:(1)
Subprime	10	20,977	20,987	11	27,675	27,686
Option ARM	—	6,938	6,938	—	8,287	8,287
Alt-A and other	845	4,061	4,906	955	5,035	5,990
CMBS(2)	6,484	10,634	17,118	9,326	11,886	21,212
Obligations of states and political subdivisions	1,597	11	1,608	2,157	12	2,169
Manufactured housing	495	170	665	521	183	704
Total non-agency mortgage-related securities	9,431	42,791	52,222	12,970	53,078	66,048
Total UPB of mortgage-related securities	$54,361	$59,741	114,102	$63,190	$70,429	133,619
Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(5,626)			(8,187)
Net unrealized gains (losses) on mortgage-related securities, pre-tax			4,478			4,873
Total carrying value of mortgage-related securities			$112,954			$130,305

(1)	Approximately 3% of these securities held at both June 30, 2015 and December 31, 2014 were investment grade as of those dates, based on the UPB and the lowest rating available.

(2)	Approximately 90% and 92% of these securities held at June 30, 2015 and December 31, 2014, respectively, were investment grade as of those dates, based on the UPB and the lowest rating available.
The table below provides the UPB and fair value of our investments in agency and non-agency mortgage-related securities on our consolidated balance sheets.
Table 20 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	June 30, 2015		December 31, 2014
	UPB	Fair Value	UPB	Fair Value
	(in millions)
Agency pass-through securities	$9,858	$10,652	$11,289	$12,196
Other agency securities:
Interest-only securities	—	2,350	—	2,093
Principal-only securities	2,263	1,915	2,427	2,086
Inverse floating-rate securities(1)	937	1,328	1,156	1,619
REMICs and Other Structured Securities	48,822	51,909	52,699	56,201
Total agency securities	61,880	68,154	67,571	74,195
Non-agency securities	52,222	44,800	66,048	56,110
Total mortgage-related securities	$114,102	$112,954	$133,619	$130,305

32	Freddie Mac Form 10-Q

(1)
Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e., higher cash flows when reference rates are low and lower cash flows when reference rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.

The reduction in non-agency mortgage-related securities from December 31, 2014 to June 30, 2015 was due to liquidations and sales, consistent with our efforts to reduce the amount of less liquid assets in our mortgage-related investments portfolio, as described in “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio.”
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
Table 21 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans and Certain Related Credit Statistics

	As of
	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014
	(dollars in millions)
UPB:(1)
Subprime	$20,987	$23,790	$27,682	$30,706	$34,083
Option ARM	6,938	7,704	8,287	8,493	9,716
Alt-A	3,622	4,318	4,549	4,995	6,339
Gross unrealized losses, pre-tax:
Subprime	$388	$497	$610	$880	$1,577
Option ARM	85	164	183	223	346
Alt-A	22	30	32	30	59
Present value of expected future credit losses:(2)(3)
Subprime	$3,196	$2,894	$4,262	$4,568	$4,954
Option ARM	885	745	987	1,161	1,470
Alt-A	262	290	457	546	785
Collateral delinquency rate:(4)
Subprime	29%	31%	32%	32%	33%
Option ARM	24	26	27	27	29
Alt-A	19	20	20	20	21
Average credit enhancement:(5)
Subprime	8%	9%	9%	9%	6%
Option ARM	(1)	—	—	—	(2)
Alt-A	1	2	2	2	(1)
Cumulative collateral loss:(6)
Subprime	33%	33%	32%	32%	32%
Option ARM	25	25	25	25	25
Alt-A	16	15	15	15	15

(1)
Not affected by income from settlements of non-agency mortgage-related securities litigation. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers” in our 2014 Annual Report.

33	Freddie Mac Form 10-Q

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

(5)
Reflects the ratio of the current principal amount of the securities issued by a trust that will absorb losses in the trust before any losses are allocated to securities that we own. Percentage generally calculated based on the total UPB of securities subordinate to the securities we own, divided by the total UPB of all of the securities issued by the trust (excluding notional balances). Only includes credit enhancement provided by subordinated securities; excludes credit enhancement provided by bond insurance. Negative values are shown when unallocated collateral losses will be allocated to the securities that we own in excess of current remaining credit enhancement, if any. The unallocated collateral losses have been considered in our assessment of other-than-temporary impairment. Average credit enhancements increased at September 30, 2014 primarily due to sales of non-agency mortgage-related securities included as part of a settlement agreement in the third quarter of 2014.

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

Our estimate of the present value of expected future credit losses on our available-for-sale non-agency mortgage-related securities increased to $4.4 billion at June 30, 2015 from $4.0 billion at March 31, 2015. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The increase in the present value of expected future credit losses on our available-for-sale securities was primarily driven by an increase in interest rates resulting in a reduction of the value of expected structural credit enhancements on the securities.
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
We incurred actual principal cash shortfalls of $101 million and $168 million and received principal repayments of $1.0 billion and $2.0 billion on available-for-sale non-agency mortgage-related securities backed by subprime, Option ARM, and Alt-A and other loans, during the three and six months ended June 30, 2015, respectively. The timing of our recognition of principal cash shortfalls is based on the structure of our investments, as many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures.
We and FHFA, as Conservator, are involved in various efforts to mitigate or recover our losses as an investor with respect to certain of the non-agency mortgage-related securities we hold.
Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities
We recorded net impairment of available-for-sale securities recognized in earnings of $98 million and $191 million during the three and six months ended June 30, 2015, respectively, compared to $157 million and $521 million during the three and six months ended June 30, 2014, respectively. At June 30, 2015, our gross unrealized losses, pretax, on available-for-sale mortgage-related securities were $598 million.
We review our investments in available-for-sale securities that are in an unrealized loss position to determine which securities, if any, we intend to sell, given market conditions and other information as of the balance sheet date. The UPB of non-agency mortgage-related securities which we had the intent to sell was $14.9 billion as of June 30, 2015. For these securities, we recorded the unrealized loss as a net impairment of available-for-sale securities recognized in earnings.
We determine the population of securities we intend to sell using management judgment based on a variety of factors, including economics and our current operational plans, models and strategies and, in the case of single-family non-agency mortgage-related securities, whether such securities are subject to FHFA-led lawsuits or other loss mitigation measures. The population of securities that we intend to sell may change from period to period. During the three and six months ended June 30, 2015, net impairment of available-for-sale securities recognized in earnings included $76 million and $165 million, respectively, compared to $138 million and $466 million during the three and six months ended June 30, 2014, respectively, due to additional securities being included in the population of available-for-sale securities in an unrealized loss position that we intend to sell. This generally reflects our efforts to reduce the balance of less liquid assets in the mortgage-related investments portfolio. We recorded the remaining impairments because of increases in our estimate of the present value of expected future credit losses on certain individual available-for-sale securities. Changes in our operational plans, models or

34	Freddie Mac Form 10-Q

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
Mortgage Loans
The UPB of mortgage loans on our consolidated balance sheets was $1.7 trillion at both June 30, 2015 and December 31, 2014. Most of the mortgage loans on our consolidated balance sheets are securitized (e.g., held in PC trusts). The unsecuritized mortgage loans on our consolidated balance sheets generally consist of mortgage loans held for investment purposes, mortgage loans that are awaiting securitization, or delinquent or modified mortgage loans that we removed from PC trusts.
Based on the amount of the recorded investment of single-family mortgage loans classified as held-for-investment on our consolidated balance sheets, approximately $18.9 billion, or 1.1%, of these mortgage loans were seriously delinquent or in the process of foreclosure as of June 30, 2015, compared to $31.8 billion, or 1.9%, as of December 31, 2014. The majority of these mortgage loans are unsecuritized and were removed by us from our PC trusts.
The UPB of unsecuritized single-family mortgage loans declined by $4.9 billion to $106.6 billion at June 30, 2015 from $111.5 billion at December 31, 2014, primarily due to mortgage loan prepayments, foreclosure transfers, foreclosure alternative activities and, to a lesser extent, sales of seriously delinquent mortgage loans. This decline was partially offset by our removal of seriously delinquent single-family mortgage loans from PC trusts. As of June 30, 2015 and December 31, 2014, the balance of unsecuritized single-family mortgage loans included $83.1 billion and $82.4 billion, respectively, in UPB of mortgage loans classified as TDRs that were no longer seriously delinquent.
The UPB of unsecuritized multifamily mortgage loans was $54.7 billion at June 30, 2015 and $53.0 billion at December 31, 2014. This increase was primarily due to the purchase of mortgage loans for future securitization through K Certificates, partially offset by liquidations of held-for-investment mortgage loans.
We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. We also maintain a reserve for guarantee losses related to single-family and multifamily mortgage loans underlying our non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $17.4 billion and $21.9 billion at June 30, 2015 and December 31, 2014, respectively, including $17.3 billion and $21.8 billion, respectively, related to single-family mortgage loans. At June 30, 2015 and December 31, 2014, our allowance for loan losses, as a percentage of mortgage loans, held-for-investment, on our consolidated balance sheets was 1.0% and 1.3%, respectively.
The table below summarizes the principal amount of mortgage loans we purchased and the amount of guarantees we issued in the applicable periods. The activity presented in the table consists of: (a) mortgage loans in consolidated PCs issued in the period (regardless of whether the PCs are held by us or third parties); (b) single-family and multifamily mortgage loans purchased, but not securitized, in the period; and (c) mortgage loans underlying our mortgage-related financial guarantees issued in the period, which are not consolidated on our balance sheets.

35	Freddie Mac Form 10-Q

Table 22 — Mortgage Loan Purchases and Other Guarantee Commitment Issuances(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)
Mortgage loan purchases and other guarantee commitment issuances:
Single-family:
30-year or more amortizing fixed-rate	$76,497	67%	$43,894	70%	$136,547	67%	$80,249	70%
20-year amortizing fixed-rate	5,310	5	1,893	3	9,042	4	3,747	3
15-year amortizing fixed-rate	16,346	14	8,437	13	29,159	14	16,893	15
Adjustable-rate	2,950	3	4,176	7	6,492	3	6,647	6
FHA/VA and other governmental	47	—	59	—	78	—	95	—
Total single-family(2)	101,150	89	58,459	93	181,318	88	107,631	94
Multifamily:
10-year	6,087	5	1,118	2	11,323	6	1,870	2
7-year	4,631	4	2,150	4	7,627	4	3,737	3
Other	2,417	2	841	1	4,189	2	1,508	1
Total multifamily	13,135	11	4,109	7	23,139	12	7,115	6
Total mortgage loan purchases and other guarantee commitment issuances	$114,285	100%	$62,568	100%	$204,457	100%	$114,746	100%
Percentage of mortgage loan purchases and other guarantee commitment issuances with credit enhancements at acquisition	27%		25%		25%		23%

(1)
Excludes the removal of seriously delinquent loans and balloon/reset mortgage loans from PC trusts. Includes purchases of mortgage loans for securitization that were previously associated with other guarantee commitments.

(2)
Includes $18.7 billion and $8.0 billion of conforming jumbo mortgage loan purchases and $0.3 billion and $0.1 billion of conforming jumbo mortgage loans underlying other guarantee commitment issuances during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively. The UPB of conforming jumbo mortgage loans in our single-family credit guarantee portfolio as of June 30, 2015 and December 31, 2014 was $85.5 billion and $79.1 billion, respectively. Includes issuances of other guarantee commitments on single-family mortgage loans of $2.3 billion and $1.2 billion during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively.

Our single-family purchase activity increased during the 2015 periods compared to the 2014 periods primarily due to higher refinancing volume. During the first half of 2015, refinancings comprised approximately 63% of our single-family purchase and issuance volume, compared with 48% during the first half of 2014. We attribute this increase to lower average long-term mortgage loan interest rates during the 2015 periods compared to prior periods.
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
At June 30, 2015, the net fair value of our total derivative portfolio was $(0.4) billion, compared to $(1.1) billion at December 31, 2014.
REO, Net
We typically acquire properties as a result of borrower defaults (and subsequent foreclosures) on mortgage loans that we own or guarantee. These properties are recorded as REO assets on our consolidated balance sheets. The balance of our REO, net, declined to $2.0 billion at June 30, 2015 from $2.6 billion at December 31, 2014. We expect our REO dispositions to remain at elevated levels in the near term, relative to historic levels, as we have a large REO inventory and a significant number of seriously delinquent mortgage loans that are in the process of foreclosure.
The table below provides a summary of REO activity. Our REO activity consists almost entirely of single-family residential properties.

36	Freddie Mac Form 10-Q

Table 23 — REO Activity

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(number of properties)
REO Inventory
Single-family:
Inventory, beginning of period	22,738	43,565	25,768	47,307
Acquisitions	5,824	10,592	13,025	24,976
Dispositions	(9,078)	(18,023)	(19,309)	(36,149)
Single-family inventory, June 30	19,484	36,134	19,484	36,134
Multifamily inventory, June 30	—	1	—	1
Total inventory, June 30	19,484	36,135	19,484	36,135
Deferred Tax Assets
At both June 30, 2015 and December 31, 2014, we had a net deferred tax asset of $19.5 billion and determined that a valuation allowance was not necessary.
Other Assets
Other assets consist of accounts and other receivables, the guarantee asset related to non-consolidated trusts and other guarantee commitments, our investment in CSS, and other miscellaneous assets. Other assets increased to $8.3 billion as of June 30, 2015 from $7.7 billion as of December 31, 2014 primarily due to an increase in receivables related to our advances to lenders and an increase in servicer receivables resulting from an increase in mortgage loans paid off by borrowers at the end of the period that had not yet been remitted to us. These increases were partially offset by a reduction in our current income tax receivable. During the six months ended June 30, 2015, we contributed $30 million of capital into CSS. For more information on other assets, see “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS.”
Total Debt, Net
Total debt, net on our consolidated balance sheets consists of debt securities of consolidated trusts held by third parties and other debt.
The table below presents the UPB of Freddie Mac-issued mortgage-related securities by the underlying mortgage product type.

37	Freddie Mac Form 10-Q

Table 24 — Freddie Mac Mortgage-Related Securities

	June 30, 2015			December 31, 2014
	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total
	(in millions)
PCs and Other Structured Securities:
Single-family:
30-year or more amortizing fixed-rate	$1,119,342	$—	$1,119,342	$1,088,340	$—	$1,088,340
20-year amortizing fixed-rate	80,588	—	80,588	78,603	—	78,603
15-year amortizing fixed-rate	279,442	—	279,442	278,282	—	278,282
Adjustable-rate(1)	68,568	—	68,568	69,683	—	69,683
Interest-only	21,859	—	21,859	23,941	—	23,941
FHA/VA and other governmental	2,926	—	2,926	3,154	—	3,154
Total single-family	1,572,725	—	1,572,725	1,542,003	—	1,542,003
Multifamily	60	4,762	4,822	84	4,846	4,930
Total single-family and multifamily	1,572,785	4,762	1,577,547	1,542,087	4,846	1,546,933
Other Guarantee Transactions:
Non-HFA bonds:
Single-family(2)	6,422	2,614	9,036	7,030	2,760	9,790
Multifamily	438	86,976	87,414	440	75,730	76,170
Total Non-HFA bonds	6,860	89,590	96,450	7,470	78,490	85,960
HFA Initiative Bonds:
Single-family	—	2,769	2,769	—	3,040	3,040
Multifamily	—	713	713	—	720	720
Total HFA Initiative Bonds	—	3,482	3,482	—	3,760	3,760
Total Other Guarantee Transactions	6,860	93,072	99,932	7,470	82,250	89,720
REMICs and Other Structured Securities backed by Ginnie Mae certificates	—	388	388	—	433	433
Total Freddie Mac Mortgage-Related Securities	$1,579,645	$98,222	$1,677,867	$1,549,557	$87,529	$1,637,086
Less: Repurchased Freddie Mac Mortgage-Related Securities	(105,684)			(109,232)
Total UPB of debt securities of consolidated trusts held by third parties	$1,473,961			$1,440,325

(1)	Includes $0.8 billion in UPB of option ARM loans as of both June 30, 2015 and December 31, 2014.

(2)
Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $4.6 billion and $4.9 billion in UPB of securities backed by option ARM loans as of June 30, 2015 and December 31, 2014, respectively.

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 94% as of both June 30, 2015 and December 31, 2014. The UPB of multifamily Other Guarantee Transactions, excluding HFA initiative-related bonds, increased to $87.4 billion as of June 30, 2015 from $76.2 billion as of December 31, 2014, due to K Certificate issuances.
The table below shows issuances and extinguishments of the debt securities of our consolidated trusts during the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, as well as the debt securities of consolidated trusts held by third parties, based on UPB.
Table 25 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance of debt securities of consolidated trusts held by third parties	$1,448,311	$1,411,089	$1,440,325	$1,399,456
Issuances of debt securities of new consolidated trusts	101,220	57,456	180,067	109,509
Debt securities of new consolidated trusts retained by us at issuance	(23,977)	(7,158)	(44,591)	(11,218)
Net issuances to third parties of debt securities of new consolidated trusts	77,243	50,298	135,476	98,291
Reissuances of debt securities of consolidated trusts previously held by us	39,431	20,749	62,880	39,479
Total issuances to third parties of debt securities of consolidated trusts	116,674	71,047	198,356	137,770
Extinguishments, net	(91,024)	(65,231)	(164,720)	(120,321)
Ending balance of debt securities of consolidated trusts held by third parties	$1,473,961	$1,416,905	$1,473,961	$1,416,905

38	Freddie Mac Form 10-Q

Total issuances to third parties of debt securities of consolidated trusts and extinguishments, net increased during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in refinance activity resulting from lower average long-term mortgage loan interest rates during the first half of 2015 compared to prior periods.
Other Liabilities
Other liabilities consist of servicer liabilities, the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities increased to $5.5 billion as of June 30, 2015 from $5.1 billion as of December 31, 2014 primarily due to an accrual for servicer property taxes and insurance expense related to unsecuritized nonperforming loans designated as held-for-sale in 2015. See “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.
Total Equity
The table below presents the changes in total equity and certain capital-related disclosures.
Table 26 — Changes in Total Equity

	Three Months Ended					Six Months Ended
	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014	6/30/2015
	(in millions)
Beginning balance	$2,546	$2,651	$5,186	$4,290	$6,899	$2,651
Net income	4,169	524	227	2,081	1,362	4,693
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	(314)	157	22	656	479	(157)
Changes in unrealized gains (losses) related to cash flow hedge relationships	38	59	46	50	49	97
Changes in defined benefit plans	20	6	(44)	(1)	—	26
Comprehensive income	3,913	746	251	2,786	1,890	4,659
Capital draw funded by Treasury	—	—	—	—	—	—
Senior preferred stock dividends declared	(746)	(851)	(2,786)	(1,890)	(4,499)	(1,597)
Total equity/Net worth	$5,713	$2,546	$2,651	$5,186	$4,290	$5,713
Aggregate draws under the Purchase Agreement (as of period end)(1)	$71,336	$71,336	$71,336	$71,336	$71,336	$71,336
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$92,552	$91,806	$90,955	$88,169	$86,279	$92,552

(1)
Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference.

At June 30, 2015, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the second quarter of 2015. We paid cash dividends to Treasury of $1.6 billion during the six months ended June 30, 2015. Based on our Net Worth Amount at June 30, 2015 and the 2015 Capital Reserve Amount of $1.8 billion, our dividend obligation to Treasury in September 2015 will be $3.9 billion.
Our available-for-sale securities net unrealized gains (losses) recorded in AOCI was $2.4 billion and $2.5 billion at June 30, 2015 and December 31, 2014, respectively. This decline in AOCI was primarily due to fair value losses resulting from the impact of increasing interest rates on our available-for-sale securities, partially offset by the impact of spread tightening on our non-agency mortgage-related securities.
RISK MANAGEMENT
Risk Management
Overview
Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risk; (b) interest-rate and other market risks (discussed in “Quantitative and Qualitative Disclosures About Market Risk”); and (c) operational risk. We discuss our liquidity risk and our management of that risk in “Liquidity and Capital Resources.”
Risk management is a critical aspect of our business. Our ability to identify, measure, mitigate, and report risk is critical to our ability to maintain risk at an appropriate level.
See “RISK FACTORS” in our 2014 Annual Report for additional information regarding certain risks material to our business.

39	Freddie Mac Form 10-Q

Risk Management Framework
We manage risk using a three-lines-of-defense risk management framework. The first-line-of-defense, defined generally as our business units, is responsible for identifying, assessing, measuring, mitigating and reporting the risks in their business. Each business unit is responsible for managing its risks in conformance with the risk guidelines, risk policies and risk limits approved by the Board, the Risk Committee of our Board and executive management. The second-line-of-defense includes our Enterprise Risk Management and Compliance divisions and is accountable for: (a) reporting risk to senior management and, as needed, the Board; (b) setting the overall risk appetite and framework for monitoring risk; and (c) providing oversight of the first line. The second-line-of-defense provides company-wide leadership and oversight to help ensure effective and consistent understanding and management of risks by our business units. The third-line-of-defense, our Internal Audit division, provides independent assurance related to the design and effectiveness of the company’s risk management, internal control and governance processes through its audit, assurance, and advisory work. The Internal Audit division reports independently to the Audit Committee of our Board. For more information about the Board’s role in oversight of risk management, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE — Board Leadership Structure and Role in Risk Oversight" in our 2014 Annual Report.
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
Credit Risk
We are subject primarily to two types of credit risk: mortgage credit risk and institutional credit risk. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage loan we own or guarantee. Institutional credit risk is the risk that a counterparty that has entered into a business contract or arrangement with us will fail to meet its obligations to us.
Mortgage Credit Risk
We are exposed to mortgage credit risk principally in our single-family credit guarantee and multifamily mortgage portfolios because we either hold the mortgage assets or have guaranteed mortgage loans in connection with the issuance of a Freddie Mac mortgage-related security, or other guarantee commitment. All mortgage loans that we purchase or guarantee have an inherent risk of default. We are also exposed to mortgage credit risk related to our investments in non-Freddie Mac mortgage-related securities.
Single-Family Mortgage Credit Risk
Conditions in the single-family mortgage market improved in most geographic areas during the last several years. The balance of seriously delinquent single-family mortgage loans in our single-family credit guarantee portfolio continued to decline during the first half of 2015, but remains at elevated levels compared to our historical experience.
We seek to issue our financial guarantees associated with single-family mortgage loans with fee terms that we believe are commensurate with the risks assumed and that will, over the long-term, provide income that, in aggregate, exceeds our anticipated credit-related and administrative expenses. We discuss our principal strategies for managing single-family mortgage credit risk below.
Maintaining Policies and Procedures for our New Business Activity
We use a process of delegated underwriting for the single-family mortgage loans we purchase or securitize. In this process, our contracts with sellers describe mortgage loan eligibility and underwriting standards, and the sellers represent and warrant to us that the mortgage loans sold to us meet these standards. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using a number of critical risk characteristics, including but not limited to, the credit profile of the borrower, the features of the mortgage loan, and the LTV ratio.
We do not have our own mortgage loan servicing operation. Instead, our servicers perform the primary servicing function on our mortgage loans on our behalf. We have contractual arrangements with our servicers under which they represent and warrant that they will service our mortgage loans in accordance with our standards. We monitor our sellers and servicers' compliance with our standards and periodically review their operational processes.

40	Freddie Mac Form 10-Q

If we discover that representations and warranties were breached in either the underwriting or the servicing of a mortgage loan (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses on the mortgage loans. These contractual remedies may include the ability to require the seller or the servicer to repurchase the mortgage loan at its current UPB.
Monitoring the Characteristics of the Mortgage Loans that We Purchase or Guarantee
We monitor the characteristics of mortgage loans we purchase or guarantee, including original LTV ratios, credit scores, mortgage loan purpose and property and occupancy type. Our single-family credit guarantee portfolio consists predominantly of first-lien mortgage loans secured by the borrower’s primary residence. Mortgage loans on properties occupied by the borrower as a primary residence tend to have a lower credit risk than mortgage loans on investment properties or second homes.
Risk Profile
We believe the credit quality of the single-family mortgage loans in our New single-family book reflects sound underwriting standards as evidenced by their average original LTV ratios and credit scores, as well as their credit performance in recent periods. We purchased or issued other guarantee commitments for approximately 803,000 and 526,000 single-family mortgage loans totaling $181.3 billion and $107.6 billion in UPB during the first half of 2015 and the first half of 2014, respectively. Approximately 96% of the single-family mortgage loans we purchased or guaranteed during the first half of 2015 were fixed-rate amortizing mortgage loans, based on UPB, and the remainder were ARMs.
During the first half of 2015, refinancings comprised approximately 63% of our single-family purchase and issuance volume, compared with 48% during the first half of 2014. During the first half of 2015 and the first half of 2014, we purchased or guaranteed more than 503,000 and 274,000 refinance mortgage loans, totaling $113.3 billion and $52.0 billion in UPB, respectively. We attribute the increase in our purchases of refinance mortgage loans to lower average long-term mortgage loan interest rates in the first half of 2015 compared to prior periods. Approximately 6% and 15% of our single-family purchase and issuance volume during the first half of 2015 and the first half of 2014, respectively, were relief refinance mortgage loans.

41	Freddie Mac Form 10-Q

The table below provides characteristics of single-family mortgage loans purchased or covered by other guarantee commitments during the six months ended June 30, 2015 and the six months ended June 30, 2014, based on UPB.
Table 27 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio

	Percent of Purchases During the Six Months Ended June 30,
	2015			2014
	Relief Refi	All Other	Total	Relief Refi	All Other	Total
Original LTV Ratio Range
60% and below	1%	19%	20%	3%	13%	16%
Above 60% to 70%	1	14	15	1	11	12
Above 70% to 80%	1	41	42	2	39	41
Above 80% to 100%	2	20	22	5	22	27
Above 100% to 125%	1	—	1	3	—	3
Above 125%	—	—	—	1	—	1
Total	6%	94%	100%	15%	85%	100%
Weighted average original LTV ratio	75%	73%	73%	84%	76%	77%
Credit Score
740 and above	3%	63%	66%	6%	53%	59%
700 to 739	1	19	20	3	19	22
660 to 699	1	9	10	3	10	13
620 to 659	1	2	3	1	3	4
Less than 620	—	1	1	2	—	2
Total	6%	94%	100%	15%	85%	100%
Weighted average credit score:
Total mortgage loans	721	753	751	712	747	742

	Percent of Purchases During the Six Months Ended June 30,
	2015	2014
Loan Purpose
Purchase	37%	52%
Cash-out refinance	21	16
Other refinance(1)	42	32
Total	100%	100%
Property Type
Detached/townhome(2)	92%	92%
Condo/Co-op	8	8
Total	100%	100%
Occupancy Type
Primary residence	89%	88%
Second/vacation home	4	4
Investment	7	8
Total	100%	100%

(1)
Other refinance loans include refinance mortgage loans with “no cash out” to the borrower and refinance mortgage loans for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.

(2)	Includes manufactured housing and homes within planned unit development communities.
Due to our participation in HARP, we have purchased a significant number of mortgage loans that have LTV ratios over 100% in the last several years. HARP loans with LTV ratios over 100% represented 1% and 4% of our single-family mortgage loan purchases during the first half of 2015 and the first half of 2014, respectively.
Transferring a Portion of our Mortgage Credit Risk
As guarantor, we remain responsible for the payment of principal and interest on our PCs regardless of whether the borrower performs on the underlying mortgage loan. We are also subject to mortgage credit risk for the unsecuritized mortgage loans we hold. We use credit enhancements to transfer a portion of our mortgage credit risk and mitigate some of our potential credit losses. By transferring a portion of the credit risk associated with mortgage loans in our single-family credit guarantee portfolio, we reduce our exposure to loss and, consequently, the amount of capital that would be required to operate our business. Credit enhancements include: (a) primary mortgage insurance; (b) STACR and ACIS risk transfer transactions; (c) pool insurance; and (d) recourse to lenders. Approximately 21% and 24% of our single-family mortgage loan purchases during

42	Freddie Mac Form 10-Q

the first half of 2015 and the first half of 2014, respectively, had credit enhancements (substantially comprised of primary mortgage insurance) at the time of our purchase of the mortgage loan.
We use our risk transfer and other credit enhancement transactions to distribute some of our exposure across multiple counterparties. We use STACR and ACIS risk transfer transactions to transfer a portion of credit losses on certain groups of mortgage loans in our New single-family book from us to third-party investors and insurers. In these transactions, we first create a reference pool consisting of single-family mortgage loans. We then create a hypothetical securitization structure with notional credit risk positions (e.g., first, mezzanine, and senior loss positions). The value of these transactions to us is dependent on various economic scenarios, and we will benefit from these transactions if we experience significant mortgage loan defaults.
Our STACR and ACIS transactions generally have terms (ten years for those based on losses calculated using a predefined formula and twelve years for those based on actual losses) that are shorter than the term of the mortgage loans in the reference pool since our loss exposure, for a pool of mortgage loans, generally declines over time. We completed STACR debt note and ACIS transactions related solely to mezzanine loss positions during 2014 and 2013. However, during the first half of 2015, we began issuing STACR debt notes that also transfer some of the first loss positions. In March 2015, we and one of our ACIS counterparties revised a number of our existing ACIS policies to change the coverage from calculated losses using a predefined formula to coverage based on actual losses. We believe that executing future ACIS transactions which provide coverage for actual losses will lead to broader market acceptance and increase interest in this type of transaction, and thus expand the number of counterparties in this market. During the second quarter of 2015, we completed two STACR debt note transactions and two ACIS transactions for which allocation of credit losses to the third parties is based on actual losses rather than calculated using a predefined formula. For further information about STACR and ACIS transactions, see “BUSINESS — Our Business — Our Business Segments — Single-Family Guarantee Segment — Credit Enhancements” in our 2014 Annual Report.
Risk Profile
Primary mortgage insurance and credit risk transfers are the most prevalent types of credit enhancement protecting our single-family credit guarantee portfolio.
As of June 30, 2015 and December 31, 2014, approximately $238.4 billion and $227.5 billion, respectively, in UPB of mortgage loans in our single-family credit guarantee portfolio were covered by primary mortgage insurance, and we had coverage on these loans totaling $60.8 billion and $57.9 billion, respectively.
We recognized recoveries from primary mortgage insurance (excluding recoveries that represent reimbursements for our expenses, such as REO operations expenses) of $0.3 billion and $0.5 billion that reduced our charge-offs of single-family mortgage loans during the first half of 2015 and the first half of 2014, respectively. We also recognized recoveries from primary mortgage insurance of $52 million and $117 million during the first half of 2015 and the first half of 2014, respectively, as part of REO operations (expense) income.
We completed ten credit risk transfer transactions during the first half of 2015. Since 2013, we have completed STACR transactions that, at issuance, covered $343.8 billion in principal of the mortgage loans in our New single-family book.
The table below provides information about the UPB of STACR transactions and the notional amount of ACIS transactions completed during the first half of 2015 and the first half of 2014, and balances of STACR and ACIS related amounts as of June 30, 2015 and December 31, 2014.

43	Freddie Mac Form 10-Q

Table 28 — Risk Transfer Transactions

	Six Months Ended June 30,
	2015			2014
	Retained by Freddie Mac	Transferred to Third Parties	Total	Retained by Freddie Mac	Transferred to Third Parties	Total
	(in millions)
Issuance information:
First loss positions
STACR debt notes	$—	$501	$501	$—	$—	$—
Non-issued (and ACIS)	1,038	87	1,125	182	—	182
Subtotal first loss positions	$1,038	$588	1,626	$182	$—	182
Mezzanine loss positions:
STACR debt notes	$—	$3,625	3,625	$—	$1,974	1,974
Non-issued (and ACIS)	1,745	136	1,881	286	284	570
Subtotal mezzanine loss positions	$1,745	$3,761	5,506	$286	$2,258	2,544
Senior (remaining) loss positions	$131,249	$—	131,249	$57,861	$—	57,861
Total reference pools			$138,381			$60,587
Additional ACIS transactions on STACR debt notes issued in earlier periods			$707			$269

	As of June 30, 2015			As of December 31, 2014
	Retained by Freddie Mac	Transferred to Third Parties	Total	Retained by Freddie Mac	Transferred to Third Parties	Total
	(in millions)
Remaining balance information:
First loss positions
STACR debt notes	$—	$501	$501	$—	$—	$—
Non-issued (and ACIS)	1,886	87	1,973	853	—	853
Subtotal first loss positions	$1,886	$588	2,474	$853	$—	853
Mezzanine loss positions:
STACR debt notes	$—	$9,112	9,112	$—	$5,896	5,896
Non-issued (and ACIS)	2,670	1,546	4,216	1,680	761	2,441
Subtotal mezzanine loss positions	$2,670	$10,658	13,328	$1,680	$6,657	8,337
Senior (remaining) loss positions	$292,784	$—	292,784	$183,336	$—	183,336
Total reference pools			$308,586			$192,526
For mortgage loans that are covered by risk transfer transactions based on calculated losses, we may receive reimbursement of losses when the mortgage loans experience a credit event, which includes a mortgage loan becoming 180 days delinquent. For mortgage loans that are covered by risk transfer transactions based on actual losses, we may receive reimbursement of losses once an actual loss event (e.g., foreclosure or short sale) occurs. As shown in the table above, as of June 30, 2015, we are exposed to $1.9 billion of first loss position losses on the $308.6 billion total reference pools of covered mortgage loans. As of June 30, 2015 an insignificant number of mortgage loans in our STACR debt note reference pools had experienced a credit event. As a result, we have not recognized any credit-related write downs on any of our STACR debt notes nor have we made any claims for reimbursement of losses under our ACIS transactions.
In July 2015, we completed the offering of a whole loan security, which is a new type of credit risk transfer transaction for us using a subordinated security structure. We expect to complete more of these transactions in 2015, subject to market conditions.
See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protection and other forms of credit enhancements covering mortgage loans in our single-family credit guarantee portfolio.
Monitoring Mortgage Loan Performance
A number of factors influence mortgage loan performance and single-family mortgage credit risk, including mortgage loan and borrower characteristics and local and regional economic conditions (such as home prices and unemployment rates).
We monitor the performance of our single-family credit guarantee portfolio using a variety of metrics, including delinquency statistics and estimated current LTV ratios. Our single-family business unit reviews mortgage loan performance, in conjunction with housing market and economic conditions, to determine if our pricing and mortgage loan eligibility standards reflect the risk associated with the mortgage loans we purchase and guarantee. We also review the payment performance of our mortgage loans in order to facilitate early identification of potential problem mortgage loans, which could inform our loss mitigation strategies. We periodically make changes to our seller/servicer guidelines if warranted.

44	Freddie Mac Form 10-Q

Risk Profile
A higher estimated current LTV ratio indicates that the borrower’s equity in the home has declined and we believe this increases the risk of borrower default and the magnitude of our loss exposure on the associated mortgage loan. The percentage of mortgage loans in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was approximately 5% and 6% at June 30, 2015 and December 31, 2014, respectively, and the serious delinquency rate for these mortgage loans was 8.26% and 9.06%, respectively.
Improvement in home prices in many areas of the U.S. during the first half of 2015 generally led to improved estimated current LTV ratios of the mortgage loans in our portfolio as of June 30, 2015. For the mortgage loans in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 80%, the borrowers had a weighted average credit score at origination of 722 and 721 at June 30, 2015 and December 31, 2014, respectively. We continue to purchase non-HARP mortgage loans with original LTV ratios greater than 80% if they are covered by credit enhancements for the UPB in excess of 80%.
The table below provides characteristics of single-family mortgage loans in our single-family credit guarantee portfolio at June 30, 2015 and December 31, 2014, based on UPB.

45	Freddie Mac Form 10-Q

Table 29 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Portfolio Balance at
	June 30, 2015	December 31, 2014
Original LTV Ratio Range
60% and below	21%	21%
Above 60% to 70%	14	14
Above 70% to 80%	38	38
Above 80% to 100%	21	21
Above 100%	6	6
Total	100%	100%
Weighted average original LTV ratio	75%	75%
Estimated Current LTV Ratio Range(2)
60% and below	41%	39%
Above 60% to 70%	18	18
Above 70% to 80%	19	19
Above 80% to 90%	11	12
Above 90% to 100%	6	6
Above 100% to 120%	3	4
Above 120%	2	2
Total	100%	100%
Weighted average estimated current LTV ratio:
Relief refinance mortgage loans	73%	75%
All other mortgage loans	63	64
Total mortgage loans	65	66
Credit Score(3)
740 and above	59%	58%
700 to 739	20	20
660 to 699	13	13
620 to 659	5	6
Less than 620	3	3
Total	100%	100%
Weighted average credit score:
Relief refinance mortgage loans	732	733
All other mortgage loans	743	742
Total mortgage loans	741	740
Loan Purpose
Purchase	30%	30%
Cash-out refinance	21	21
Other refinance(4)	49	49
Total	100%	100%
Property Type
Detached/townhome	93%	93%
Condo/Co-op	7	7
Total	100%	100%
Occupancy Type
Primary residence	90%	90%
Second/vacation home	4	4
Investment	6	6
Total	100%	100%

(1)
Other Guarantee Transactions with ending balances of approximately $1 billion at both June 30, 2015 and December 31, 2014 are excluded since these securities are backed by non-Freddie Mac issued securities for which the mortgage loan characteristics data was not available.

(2)
The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographic area since that time.

(3)
Credit score data (at the time of mortgage loan origination) was not available for less than 0.5% of mortgage loans in the single-family credit guarantee portfolio at both June 30, 2015 and December 31, 2014.

(4)
Other refinance mortgage loans include refinance mortgage loans with “no cash out” to the borrower and refinance mortgage loans for which the delivery data provided was not sufficient for us to determine whether the mortgage loan was a cash-out or a no cash-out refinance transaction.

46	Freddie Mac Form 10-Q

The table below presents certain credit information about mortgage loans in our single-family credit guarantee portfolio by year of origination as of June 30, 2015 and for the six months ended June 30, 2015.
Table 30 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	June 30, 2015							Six Months Ended June 30, 2015
	Percent of Portfolio	Average Credit Score(2)	Original LTV Ratio	Current LTV Ratio(3)	Current LTV Ratio >100%(3)	Serious Delinquency Rate	Foreclosure and Short Sale Rate(4)	Percent of Credit Losses
Year of Origination
2015	8%	753	73%	74%	—%	—%	—%	—%
2014	12	747	76	72	—	0.05	—	—
2013	15	755	71	60	—	0.09	0.01	—
2012	13	762	69	54	—	0.09	0.02	—
2011	5	757	69	52	—	0.26	0.07	—
2010	5	754	69	54	—	0.45	0.18	1
2009	5	750	68	57	1	0.86	0.46	1
Subtotal - New single-family book	63	754	71	61	—	0.21	0.15	2
HARP and other relief refinance mortgage loans(5)	19	732	89	73	13	0.70	0.85	6
2005-2008 Legacy single-family book	12	701	75	80	20	6.54	8.85	83
Pre-2005 Legacy single-family book	6	707	73	46	1	2.75	1.45	9
Total	100%	741	75	65	5	1.53		100%

(1)	Except for the foreclosure and short sale rate, the data presented is based on the mortgage loans remaining in the portfolio at June 30, 2015, which totaled $1.7 trillion.

(2)	Excludes less than 0.5% of mortgage loans in the portfolio because the credit scores at origination were not available.

(3)	See endnote (2) to "Table 29 — Characteristics of the Single-Family Credit Guarantee Portfolio" for information about current LTV ratios.

(4)
Calculated for each year of origination as the number of mortgage loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to June 30, 2015, divided by the number of mortgage loans originated in that year that were acquired in our single-family credit guarantee portfolio. The foreclosure and short sale rate presented for the Pre-2005 Legacy single-family book represents the rate associated with mortgage loans originated in 2000 through 2004.

(5)
HARP and other relief refinance mortgage loans are presented separately rather than in the year that the refinancing occurred (from 2009 to 2015). All other refinance mortgage loans are presented in the year that the refinancing occurred.

We monitor the single-family serious delinquency rates of our portfolio, which are based on the number of mortgage loans that are three monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Single-family mortgage loans for which the borrower is subject to a forbearance agreement or a repayment plan will continue to reflect the past due status of the borrower. Our single-family delinquency rates include all single-family mortgage loans that we own, that back Freddie Mac securities, and that are covered by our other guarantee commitments, except Freddie Mac financial guarantees that are backed by either Ginnie Mae Certificates or HFA bonds due to the credit enhancements provided on them by the U.S. government.
Some of our workout and other loss mitigation activities may create fluctuations in our delinquency statistics. In addition, temporary lags in the reporting of payment status and modification completion due to differing practices of our servicers may also affect our delinquency reporting.
During the first half of 2015, the serious delinquency rate of our single-family credit guarantee portfolio continued the trend of improvement that began in 2010, declining to 1.53% as of June 30, 2015 (which is the lowest level since November 2008) from 1.88% as of December 31, 2014. The improvement in our serious delinquency rate during the first half of 2015 is primarily due to lower volumes of single-family mortgage loans becoming seriously delinquent, continued loss mitigation and foreclosure activities for mortgage loans in the Legacy single-family books, and the sale of certain seriously delinquent mortgage loans. The total number of our mortgage loans that had been delinquent for more than one year declined approximately 20% during the first half of 2015.

47	Freddie Mac Form 10-Q

The table below presents the serious delinquency rate for our single-family mortgage loans at the end of the last five quarters.
Table 31 — Single-Family Serious Delinquency Rate Trend
Although the serious delinquency rate for all of our single-family mortgage loans was 1.53% at June 30, 2015, the rate for our New single-family book was 0.21% at that date, which we believe reflects both improvements in underwriting and relatively stable or improving economic conditions in recent years. The gradual reduction of our 2005-2008 Legacy single-family book has contributed to the improvement in the payment performance of our single-family credit guarantee portfolio.

48	Freddie Mac Form 10-Q

The table below presents serious delinquency rates and information about other problem mortgage loans in our single-family credit guarantee portfolio.
Table 32 — Single-Family Serious Delinquency Statistics

	As of June 30, 2015			As of December 31, 2014
		Percentage	Serious Delinquency Rate		Percentage	Serious Delinquency Rate
Credit Protection:
Non-credit-enhanced		71%	1.48%		77%	1.74%
Credit-enhanced:(1)
Primary mortgage insurance		14%	2.46%		14%	3.10%
Other		19%	0.73%		12%	1.21%
Total(2)			1.53%			1.88%

	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate	# of Seriously Delinquent Loans	Percent	Serious Delinquency Rate
State:(3)(4)
Florida	18,378	11%	2.82%	25,656	13%	3.92%
New York	16,555	10	3.47	19,462	10	4.06
New Jersey	14,387	9	4.68	16,960	8	5.49
Illinois	9,918	6	1.82	11,902	6	2.17
California	8,914	6	0.71	11,386	6	0.92
All others	92,674	58	1.26	112,700	57	1.52
Total	160,826	100%		198,066	100%

	# of Seriously Delinquent Loans	Percent		# of Seriously Delinquent Loans	Percent
Aging, by locality:(4)
Judicial states:(5)
Less than or equal to 1 year	42,098	26%		50,138	25%
More than 1 year and less than or equal to 2 years	18,404	11		21,919	11
More than 2 years	38,044	24		48,984	25
Non-judicial states:(5)
Less than or equal to 1 year	39,736	25		49,657	25
More than 1 year and less than or equal to 2 years	10,963	7		12,989	7
More than 2 years	11,581	7		14,379	7
Combined:(5)
Less than or equal to 1 year	81,834	51		99,795	50
More than 1 year and less than or equal to 2 years	29,367	18		34,908	18
More than 2 years	49,625	31		63,363	32
Total	160,826	100%		198,066	100%

Payment Status:
One month past due	1.39%			1.52%
Two months past due	0.42%			0.49%

(1)
The credit enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit protection. See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on loans in our single-family credit guarantee portfolio.

(2)	As of both June 30, 2015 and December 31, 2014, approximately 53% of the single-family loans reported as seriously delinquent were in the process of foreclosure.

(3)	States presented have the highest number of seriously delinquent loans as of June 30, 2015.

(4)
Excludes loans underlying certain single-family Other Guarantee Transactions since the geographic information is not available to us for these loans. The serious delinquency rate for all single-family Other Guarantee Transactions was 9.33% and 10.11% as of June 30, 2015 and December 31, 2014, respectively. Single-family Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics.

(5)
The states and territories classified as having a judicial foreclosure process consist of: CT, DC, DE, FL, HI, IA, IL, IN, KS, KY, LA, ME, ND, NE, NJ, NM, NY, OH, OK, OR, PA, PR, SC, SD, VI, VT, and WI. All other states are classified as having a non-judicial foreclosure process.

49	Freddie Mac Form 10-Q

We also monitor mortgage loans with identified second liens at origination since the presence of a second lien can increase the risk that a borrower will default. Based on data collected by us at loan delivery, approximately 13% and 14% of the mortgage loans in our single-family credit guarantee portfolio as of June 30, 2015 and December 31, 2014, respectively, had second-lien financing by third parties at origination of the first mortgage loan. As of both June 30, 2015 and December 31, 2014, we estimate that these loans comprised 18% of our seriously delinquent mortgage loans based on UPB. Borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgage loans.
We also monitor certain combinations of loan characteristics that can often indicate a higher degree of credit risk, such as a combination of high LTV ratio and lower credit score at origination. We continue to purchase certain of these loans if they are covered by credit enhancements for the UPB in excess of 80% or if they are HARP mortgage loans.
Higher-Risk Mortgage Loans
We monitor certain higher-risk mortgage loans in our portfolio. The table below presents information about certain categories of single-family mortgage loans in our single-family credit guarantee portfolio that we believe have certain higher-risk characteristics. These mortgage loans include categories based on product type and borrower characteristics present at origination. The table includes a presentation of each higher risk category in isolation. A single mortgage loan may fall within more than one category (for example, an interest-only mortgage loan may also have an original LTV ratio greater than 90%). Mortgage loans with a combination of these characteristics will have an even higher risk of default than those with a single characteristic.
Table 33 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of June 30, 2015
	UPB	Estimated Current LTV(2)	Percentage Modified	Serious Delinquency Rate
	(dollars in billions)
Mortgage loans with one or more specified characteristics	$358.9	86%	8.7%	3.46%
Categories (individual characteristics):
Alt-A	44.4	80	21.5	7.51
Interest-only(3)	25.0	83	0.1	7.73
Option ARM(4)	5.4	75	13.2	8.79
Original LTV ratio greater than 90%, non-HARP mortgage loans	131.4	86	9.1	3.13
Original LTV ratio greater than 90%, HARP mortgage loans	142.1	92	1.1	1.12
Lower credit scores at origination (less than 620)	43.2	76	20.1	7.24

	As of December 31, 2014
	UPB	Estimated Current LTV(2)	Percentage Modified	Serious Delinquency Rate
	(dollars in billions)
Mortgage loans with one or more specified characteristics	$364.3	88%	8.5%	4.16%
Categories (individual characteristics):
Alt-A	48.3	82	19.9	8.53
Interest-only(3)	27.8	87	0.2	9.36
Option ARM(4)	5.7	79	12.5	9.87
Original LTV ratio greater than 90%, non-HARP mortgage loans	123.2	87	9.4	3.97
Original LTV ratio greater than 90%, HARP mortgage loans	149.0	96	0.8	1.18
Lower credit scores at origination (less than 620)	44.9	79	19.2	8.57

(1)
Categories are not additive and a single mortgage loan may be included in multiple categories if more than one characteristic is associated with the mortgage loan. Excludes mortgage loans underlying certain Other Guarantee Transactions for which data was not available.

(2)	See endnote (2) to “Table 29 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information about current LTV ratios.

(3)
When an interest-only mortgage loan is modified to require repayment of principal, the mortgage loan is removed from the interest-only category. The percentages of interest-only mortgage loans which have been modified at period end reflect mortgage loans that have not yet been assigned to their new product category (post-modification), primarily due to delays in processing.

(4)
For reporting purposes, mortgage loans in the option ARM category continue to be reported in that category following modification, even though the modified mortgage loan no longer provides for optional payment provisions.

A significant portion of the mortgage loans in the higher-risk categories presented in the table above (other than HARP mortgage loans) are included in our 2005-2008 Legacy single-family book. The UPB of mortgage loans with one or more of these higher-risk characteristics in our single-family credit guarantee portfolio was $358.9 billion and $364.3 billion at June 30, 2015 and December 31, 2014, respectively. Additional information about certain of these categories is provided below.

50	Freddie Mac Form 10-Q

Mortgage Loans with Payment Changes
There are several types of mortgage loan products that contain terms which result in scheduled changes in the borrower's monthly payments after specified initial periods. In most cases, the change will result in an increase in the borrower's monthly payment, which may increase the risk that the borrower will default on the mortgage loan.
The table below presents information for mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, at June 30, 2015 that contain terms that will result in payment changes for the borrower, but have not yet experienced any such payment change. The UPB amounts in the table below are aggregated by product type and categorized by the year in which the mortgage loan will experience a payment change. The timing of the actual payment change may differ from that presented in the table due to a number of factors, including if the borrower refinances the mortgage loan.
Table 34 — Single-Family Mortgage Loans with Scheduled Payment Changes by Year at June 30, 2015(1)

	Last Six Months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
ARM/interest-only(2)	$2,147	$3,226	$5,248	$2,088	$118	$277	$13,104
Fixed/interest-only(2)	101	493	2,218	468	7	153	3,440
ARM/amortizing(3)	1,180	4,263	4,695	5,408	9,389	25,384	50,319
Step-rate modified(4)	5,393	9,076	5,867	4,295	2,343	503	27,477
							$94,340

(1)	Excludes mortgage loans underlying Other Guarantee Transactions (such as option ARM loans), since the payment change information is not available to us for these mortgage loans.

(2)	Categorized by the year in which the mortgage loan begins requiring payment of principal.

(3)	Categorized by the year of first scheduled contractual reset date.

(4)
Represents modified mortgage loans that are scheduled to experience the first increase in their contractual interest rate in a given year. Includes the portion, if any, of UPB that is non-interest bearing under the terms of the modification.

•
Interest-only mortgage loans have an initial period during which the borrower pays only interest, and at a specified date the monthly payment increases to begin reflecting repayment of principal. Interest-only mortgage loans represented approximately 1% and 2% of the UPB of our single-family credit guarantee portfolio at June 30, 2015 and December 31, 2014, respectively. We discontinued purchasing such mortgage loans on September 1, 2010. We continue to monitor the performance of these mortgage loans, as many have begun or are scheduled to begin amortizing in 2015 and 2016, which will subject the borrowers to higher monthly payments. As of June 30, 2015 and December 31, 2014, the serious delinquency rate of interest-only mortgage loans in our single-family credit guarantee portfolio was 7.73% and 9.36%, respectively.

•
Adjustable-rate mortgage loans may have initial periods during which the interest rate and monthly payment remains fixed until the interest rate begins to adjust, or they may adjust at regular intervals immediately after origination (typically annually). Excluding mortgage loans underlying Other Guarantee Transactions, there were $89.1 billion and $92.7 billion in UPB of ARM loans in our single-family credit guarantee portfolio as of June 30, 2015 and December 31, 2014, respectively. Approximately 4% and 8% of these mortgage loans will experience their first payment change during the last six months of 2015 and during the full year of 2016, respectively. As of June 30, 2015 and December 31, 2014, the serious delinquency rate of ARM loans in our single-family credit guarantee portfolio was 10.33% and 11.58%, respectively. Since a substantial portion of ARM loans were originated in 2005 through 2008 and are located in geographic areas that have been most affected by declines in home prices since 2006, we believe that the serious delinquency rate for ARM loans will continue to remain high in 2015.

51	Freddie Mac Form 10-Q

•
"Step-rate modified loans" is the term that we generally use to refer to our HAMP mortgage loans that have provisions for reduced interest rates that remain fixed for the first five years and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. We had $40.6 billion and $42.3 billion in UPB of step-rate modified mortgage loans in our single-family credit guarantee portfolio at June 30, 2015 and December 31, 2014, respectively, and a number of these mortgage loans have experienced or will experience resets during 2015. As of June 30, 2015 and December 31, 2014, the serious delinquency rate of all step-rate modified mortgage loans in our single-family credit guarantee portfolio was 8.12% and 9.20%, respectively. As of June 30, 2015, the average current interest rate for all step-rate modified mortgage loans was 2.52%, and the average final interest rate that these mortgage loans are scheduled to reach in the future was 4.46%. In January 2015, we implemented an additional borrower incentive for eligible borrowers who continue to perform on their HAMP mortgage loans that is designed to reduce the risk that these borrowers will default on their mortgage loans. In March 2015, we also announced a new modification initiative to help reduce the risk of default on step-rate modified mortgage loans under HAMP. Our servicers were required to implement this initiative by July 1, 2015.

•
Option ARM loans generally have initial periods during which the borrower has various options as to the amount of each monthly payment, until a specified date, when the terms are recast. We have not purchased option ARM loans in our single-family credit guarantee portfolio since 2007. At both June 30, 2015 and December 31, 2014, option ARM loans represented less than 1% of the UPB of our single-family credit guarantee portfolio, and the serious delinquency rate for these mortgage loans was 8.8% and 9.9%, respectively. This exposure included $4.6 billion and $4.9 billion in UPB of option ARM securities underlying certain of our Other Guarantee Transactions at June 30, 2015 and December 31, 2014, respectively. While we have not categorized these option ARM securities as either subprime or Alt-A securities for presentation in this Form 10-Q and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. For reporting purposes, mortgage loans within the option ARM category continue to be presented in that category following a modification of the mortgage loan, even though the modified mortgage loan no longer provides for optional payment provisions. As of June 30, 2015 and December 31, 2014, approximately 13.2% and 12.5%, respectively, of the option ARM loans within our single-family credit guarantee portfolio had been modified.

Other Categories of Single-Family Mortgage Loans
While we have referred to certain mortgage loans as subprime or Alt-A for purposes of the discussion below and elsewhere in this Form 10-Q, there is no universally accepted definition of subprime or Alt-A, and the classification of such mortgage loans may differ from company to company. For example, some financial institutions may use credit scores to delineate certain residential mortgage loans as subprime. In addition, we do not rely primarily on these loan classifications to evaluate the credit risk exposure relating to such loans in our single-family credit guarantee portfolio. For a description of the subprime and Alt-A single-family loans and securities in this Form 10-Q, see “GLOSSARY.”
Subprime Mortgage Loans
Participants in the mortgage loan market may characterize single-family mortgage loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the mortgage loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of mortgage loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see "Table 33 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio,” and "Table 36 — Single-Family Credit Guarantee Portfolio by Attribute Combinations" for further information). In addition, we estimate that approximately $1.6 billion and $1.7 billion in UPB of security collateral underlying our Other Guarantee Transactions at June 30, 2015 and December 31, 2014, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At June 30, 2015 and December 31, 2014, we held $21.0 billion and $27.7 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime mortgage loans. The credit performance of mortgage loans underlying these securities deteriorated significantly since 2008.
Alt-A Mortgage Loans
Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family mortgage loans with credit characteristics that range between their prime and subprime categories as Alt-A because these mortgage loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009, we continued to purchase certain amounts of these mortgage loans in cases where the mortgage loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance initiative; or (c) part of another refinance mortgage loan initiative and the pre-existing mortgage loan (including Alt-A loans) was originated under less than full

52	Freddie Mac Form 10-Q

documentation standards. In the event we purchase a refinance mortgage loan and the original loan had been previously identified as Alt-A, such refinance mortgage loan may no longer be categorized or reported as an Alt-A mortgage loan in this Form 10-Q and our other financial reports because the new refinance mortgage loan replacing the original mortgage loan would not be identified by the seller/servicer as an Alt-A mortgage loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to June 30, 2015, we have purchased approximately $32.1 billion of relief refinance mortgage loans that were previously categorized as Alt-A mortgage loans in our portfolio, including $0.8 billion during the first half of 2015.
The UPB of Alt-A mortgage loans in our single-family credit guarantee portfolio declined to $44.4 billion as of June 30, 2015 from $48.3 billion as of December 31, 2014 primarily due to borrowers refinancing into other mortgage loan products, foreclosure transfers, and other liquidation events. For reporting purposes, mortgage loans within the Alt-A category continue to be reported in that category following a modification of the mortgage loan, even though the borrower may have provided full documentation of assets and income before completing the modification. As of June 30, 2015 and December 31, 2014, approximately 21.5% and 19.9%, respectively, of the Alt-A mortgage loans within our single-family credit guarantee portfolio had completed a modification. As of June 30, 2015, for Alt-A mortgage loans in our single-family credit guarantee portfolio, the average credit score at origination was 708. Although Alt-A mortgage loans comprised approximately 3% of our single-family credit guarantee portfolio as of June 30, 2015, these loans represented approximately 25% of our credit losses during the first half of 2015.
The table below presents credit loss and portfolio concentration information and indicates that certain concentrations of mortgage loans, including Alt-A mortgage loans, have been more adversely affected by declines in home prices and weak economic conditions during the housing crisis that began in 2006.
Table 35 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of June 30, 2015			As of December 31, 2014
	Alt-A UPB	Non Alt-A UPB	Total UPB	Alt-A UPB	Non Alt-A UPB	Total UPB
	(in billions)
Geographic distribution:
Arizona, California, Florida, and Nevada(1)	$19	$423	$442	$21	$413	$434
Illinois, Michigan, and Ohio(2)	3	168	171	3	169	172
New York and New Jersey(3)	6	139	145	7	138	145
All other states	17	903	920	19	895	914
Book year category:(4)
New single-family book	—	1,057	1,057	—	994	994
HARP and other relief refinance mortgage loans	—	318	318	—	331	331
2005-2008 Legacy single-family book	38	158	196	42	176	218
Pre-2005 Legacy single-family book	7	100	107	8	114	122

	Six Months Ended June 30,
	2015			2014
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)
Credit Losses
Geographic distribution:
Arizona, California, Florida, and Nevada(1)	$329	$667	$996	$63	$619	$682
Illinois, Michigan, and Ohio(2)	72	356	428	33	267	300
New York and New Jersey(3)	311	759	1,070	39	144	183
All other states	192	926	1,118	66	587	653
Book year category:(4)
New single-family book	—	88	88	—	51	51
HARP and other relief refinance mortgage loans	—	233	233	—	130	130
2005-2008 Legacy single-family book	855	2,096	2,951	191	1,287	1,478
Pre-2005 Legacy single-family book	49	291	340	10	149	159

(1)	Represents the four states that had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured using Freddie Mac’s home price index.

(2)	Represents selected states in the North Central region that have experienced adverse economic conditions since 2006.

(3)	Represents two states with a judicial foreclosure process in which there are a significant number of seriously delinquent mortgage loans within our single-family credit guarantee portfolio.

(4)
The New single-family book reflects mortgage loans originated since 2008. HARP and other relief refinance mortgage loans are presented separately rather than in the New single-family book. All other refinance mortgage loans are presented based on the year that the refinancing occurred.

53	Freddie Mac Form 10-Q

For more information about credit losses associated with our single-family credit guarantee portfolio, see "CONSOLIDATED RESULTS OF OPERATIONS — Benefit for Credit Losses — Credit Loss Performance."
We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A mortgage loans. At June 30, 2015 and December 31, 2014, we held investments of $4.9 billion and $6.0 billion in UPB, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans. The credit performance of mortgage loans underlying these securities deteriorated significantly since 2008. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions.
Managing Problem Mortgage Loans
Our single-family loss mitigation strategy emphasizes early intervention by servicers in delinquent mortgage loans and provides alternatives to foreclosure. Our servicers have an active role in our efforts to manage problem mortgage loans, as we rely on them to perform mortgage loan workout activities as well as foreclosures on mortgage loans that they service for us. Our single-family loss mitigation activities include providing our servicers with default management programs designed to help them manage non-performing mortgage loans more effectively and to assist borrowers in maintaining home ownership, or facilitate foreclosure alternatives.
Our relief refinance initiative (which includes HARP) gives eligible homeowners with existing mortgage loans that are owned or guaranteed by us an opportunity to refinance into mortgage loans with more affordable monthly payments and/or fixed-rate terms. In recent years, our relief refinance initiative (including HARP) has been one of our more significant borrower assistance programs. The program is scheduled to end in December 2016. As of June 30, 2015, the borrower’s monthly payment for all of our completed HARP mortgage loans was reduced on average by an estimated $205 at the time of refinance.
When a struggling borrower cannot qualify for a relief refinance mortgage loan, our servicers may consider a workout option, including a mortgage loan modification, such as HAMP or our non-HAMP standard and streamlined mortgage loan modifications. Under these programs, we offer mortgage loan modifications to eligible borrowers that typically reduce the monthly payments on their mortgage loans. These initiatives require that the borrower complete at least a three month trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. In May 2015, FHFA announced a final extension of our participation in HAMP through 2016. In June 2015, we announced that our streamlined modification program, which had been scheduled to end in December 2015, has been extended indefinitely.
Our ability to manage problem mortgage loans has been adversely affected by delays, including those due to increases in foreclosure process timeframes, general constraints on servicer capacity, and court backlogs (in areas that require a judicial foreclosure process). As of June 30, 2015 and December 31, 2014, the percentage of seriously delinquent mortgage loans that have been delinquent for more than six months was 71% and 69%, respectively. In 2014, we began to sell certain seriously delinquent mortgage loans that were delinquent for extended periods of time. In January 2015, FHFA informed us that it would not object to our sales of additional seriously delinquent mortgage loans. In March 2015, FHFA announced requirements for future sales of seriously delinquent mortgage loans by us, including bidder qualification, mortgage loan modification, and performance reporting requirements. During the first half of 2015, we completed sales of $1.2 billion in UPB of seriously delinquent single-family mortgage loans, and as of June 30, 2015, we held an additional $6.3 billion in UPB of seriously delinquent mortgage loans for potential sale.
We periodically facilitate the transfer of servicing for certain groups of mortgage loans that are delinquent or are deemed at risk of default to servicers that we believe have capabilities and resources necessary to improve the loss mitigation associated with the mortgage loans. Depending on our experience with the results of these transfers and specific servicer experience and capacity, we may permit additional transfers in the future (subject to FHFA approval, as applicable).

54	Freddie Mac Form 10-Q

Risk Profile
The following table includes information about the composition of mortgage loans in our single-family credit guarantee portfolio and their related serious delinquency rates.
Table 36 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of June 30, 2015
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		All Mortgage Loans(1)
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Percentage Modified	Serious Delinquency Rate
New single-family book
By Credit score:
Credit scores < 620	0.2%	2.36%	—%	3.98%	—%	14.03%	0.2%	2.8%	2.73%
Credit scores of 620 to 659	1.2	1.05	0.2	1.74	—	7.78	1.4	1.2	1.18
Credit scores ≥ 660	52.9	0.15	8.4	0.31	0.1	2.01	61.4	0.2	0.17
Credit scores not available	—	1.53	—	3.17	—	10.26	—	2.7	3.58
Total New single-family book	54.3	0.18	8.6	0.37	0.1	3.73	63.0	0.2	0.21
By Region:(2)
North Central	8.5	0.15	1.8	0.34	—	1.93	10.3	0.2	0.18
Northeast	13.9	0.26	2.5	0.59	—	4.38	16.4	0.3	0.32
Southeast	7.5	0.21	1.5	0.34	0.1	5.34	9.1	0.2	0.25
Southwest	7.2	0.16	1.3	0.27	—	1.92	8.5	0.1	0.18
West	17.2	0.11	1.5	0.19	—	0.93	18.7	0.1	0.12
Total New single-family book	54.3	0.18	8.6	0.37	0.1	3.73	63.0	0.2	0.21

HARP and other relief refinance mortgage loans
By Credit score:
Credit scores < 620	0.4	1.61	0.3	2.80	0.2	4.08	0.9	2.9	2.31
Credit scores of 620 to 659	0.8	1.01	0.4	1.91	0.2	2.96	1.4	1.6	1.57
Credit scores ≥ 660	10.7	0.27	4.0	0.90	2.0	1.67	16.7	0.5	0.55
Total HARP and other relief refinance mortgage loans	11.9	0.37	4.7	1.10	2.4	1.96	19.0	0.7	0.70
By Region:(2)
North Central	2.2	0.35	1.1	1.02	0.5	1.99	3.8	0.7	0.72
Northeast	2.6	0.55	1.3	1.56	0.6	2.95	4.5	1.0	1.07
Southeast	2.0	0.35	0.8	0.89	0.6	1.51	3.4	0.5	0.64
Southwest	1.3	0.27	0.3	0.98	0.1	1.68	1.7	0.3	0.42
West	3.8	0.32	1.2	0.94	0.6	1.56	5.6	0.7	0.56
Total HARP and other relief refinance mortgage loans	11.9	0.37	4.7	1.10	2.4	1.96	19.0	0.7	0.70

Legacy single-family book
By Credit score:
Credit scores < 620	0.8	6.93	0.3	14.01	0.3	21.44	1.4	29.1	9.76
Credit scores of 620 to 659	1.6	4.96	0.6	11.29	0.5	18.01	2.7	23.5	7.41
Credit scores ≥ 660	9.3	2.06	2.7	7.51	1.7	13.18	13.7	10.7	3.38
Credit scores not available	0.2	5.24	—	17.23	—	22.09	0.2	12.5	6.21
Total Legacy single-family book	11.9	2.82	3.6	8.89	2.5	15.23	18.0	13.8	4.46
By Region:(2)
North Central	1.9	2.20	0.6	6.69	0.4	12.39	2.9	12.5	3.61
Northeast	3.0	4.25	1.0	14.73	0.7	24.63	4.7	14.2	7.00
Southeast	2.4	2.97	0.8	7.98	0.7	13.65	3.9	13.9	4.66
Southwest	1.7	2.20	0.2	8.30	—	16.18	1.9	7.8	2.74
West	2.9	2.05	1.0	6.32	0.7	10.09	4.6	19.1	3.30
Total Legacy single-family book	11.9	2.82	3.6	8.89	2.5	15.23	18.0	13.8	4.46

Total single-family credit guarantee portfolio	78.1%	0.95%	16.9%	2.70%	5.0%	8.26%	100.0%	4.2%	1.53%

(1)	The current LTV ratios are our estimates. See endnote (2) to “Table 29 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.

(2)
Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

55	Freddie Mac Form 10-Q

The following table provides information about the relief refinance mortgage loans that we either purchased or guaranteed.
Table 37 — Single-Family Relief Refinance Mortgage Loans(1)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	UPB	Number of Mortgage Loans	Average Mortgage Loan Balance(2)	UPB	Number of Mortgage Loans	Average Mortgage Loan Balance(2)
	(dollars in millions, except for average mortgage loan balances)
Purchases of relief refinance mortgage loans:
HARP:
Above 125% LTV ratio	$334	2,191	$152,000	$977	5,879	$166,000
Above 100% to 125% LTV ratio	1,227	7,024	175,000	2,785	15,478	180,000
Above 80% to 100% LTV ratio	2,867	16,687	172,000	5,117	30,096	170,000
Other (80% and below LTV ratio)	6,815	48,215	141,000	7,132	52,896	135,000
Total relief refinance mortgage loans	$11,243	74,117	152,000	$16,011	104,349	153,000

	As of June 30, 2015			As of December 31, 2014
	UPB	Number of Mortgage Loans	Serious Delinquency Rate	UPB	Number of Mortgage Loans	Serious Delinquency Rate
	(dollars in millions)
Balance of relief refinance mortgage loans:
HARP:
Above 125% LTV ratio	$29,383	160,570	1.36%	$30,233	162,299	1.36%
Above 100% to 125% LTV ratio	62,940	336,729	1.15	66,091	346,220	1.19
Above 80% to 100% LTV ratio	103,677	590,494	0.85	109,618	609,239	0.93
Other (80% and below LTV ratio)	122,072	955,826	0.34	125,158	957,435	0.36
Total relief refinance mortgage loans	$318,072	2,043,619	0.70	$331,100	2,075,193	0.75

(1)	Includes purchases of mortgage loans for securitization that were previously associated with other guarantee commitments.

(2)	Rounded to the nearest thousand.
For more information on relief refinance mortgage loans, including HARP, in our single-family credit guarantee portfolio, see "Table 27 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio" and "Table 30 — Single-Family Credit Guarantee Portfolio Data by Year of Origination."

56	Freddie Mac Form 10-Q

The table below presents volumes of completed mortgage loan workouts, seriously delinquent mortgage loans, and foreclosures in our single-family credit guarantee portfolio during the three and six months ended June 30, 2015 and during the three and six months ended June 30, 2014.
Table 38 — Single-Family Mortgage Loan Workout, Serious Delinquency, and Foreclosure Volumes(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Number of Mortgage Loans	Mortgage Loan Balances	Number of Mortgage Loans	Mortgage Loan Balances	Number of Mortgage Loans	Mortgage Loan Balances	Number of Mortgage Loans	Mortgage Loan Balances
	(dollars in millions)
Home retention actions:
Mortgage loan modifications
with no change in terms(2)	9	$2	139	$17	32	$4	214	$29
with term extension	6,273	883	2,737	418	12,237	1,731	4,909	765
with change in interest rate and, in certain cases, term extension	6,895	1,360	9,276	1,757	13,160	2,565	19,769	3,806
with change in interest rate, term extension and principal forbearance	2,514	599	4,475	1,014	4,883	1,159	10,363	2,356
Total mortgage loan modifications(3)	15,691	2,844	16,627	3,206	30,312	5,459	35,255	6,956
Repayment plans(4)	5,342	770	6,443	919	11,690	1,656	14,303	2,010
Forbearance agreements	1,684	326	2,350	442	3,608	699	4,603	854
Total home retention actions	22,717	3,940	25,420	4,567	45,610	7,814	54,161	9,820
Foreclosure alternatives:
Short sale	2,695	578	4,173	887	5,805	1,228	8,354	1,792
Deed in lieu of foreclosure transactions	661	104	849	137	1,439	228	1,771	284
Total foreclosure alternatives	3,356	682	5,022	1,024	7,244	1,456	10,125	2,076
Total single-family mortgage loan workouts(5)	26,073	$4,622	30,442	$5,591	52,854	$9,270	64,286	$11,896
Single-family foreclosures(6)	10,950		12,289		22,136		27,621
Seriously delinquent mortgage loan additions	37,013		45,695		78,886		96,052
Seriously delinquent mortgage loans, at period end(7)	162,527		219,329		162,527		219,329

(1)
Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not become effective, such as mortgage loans in modification trial periods. These categories are not mutually exclusive, and a mortgage loan in one category may also be included in another category in the same period.

(2)	Under this modification type, past due amounts are added to the principal balance and amortized based on the original contractual mortgage loan terms.

(3)
Includes completed mortgage loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator, in part, due to differences in the timing of recognizing the completions by us and the administrator.

(4)
Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes borrowers that are repaying past due amounts under a repayment plan.

(5)	Workouts relate to borrowers with financial hardship, regardless of the payment status (i.e., less than seriously delinquent).

(6)	Consists of REO acquisitions as well as third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third party rather than to us.

(7)	The number of seriously delinquent mortgage loans is also reduced when borrowers resume scheduled payments and the mortgage loans return to performing status.
The volume of our foreclosures and short sales declined during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, continuing the trend in recent periods. The volume of foreclosures and short sales in the overall market has also declined in recent periods.
During the first half of 2015, we helped nearly 53,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various mortgage loan workout programs, and we completed approximately 22,000 foreclosures. We bear the full costs associated with our mortgage loan workouts on mortgage loans that we own or guarantee, and do not receive any reimbursement from Treasury (except as discussed below).
During the first half of 2015, approximately 30,000 borrowers having mortgage loans with aggregate UPB of $5.5 billion completed modifications under all of our programs, and as of June 30, 2015, approximately 24,000 borrowers were in the modification trial period. The number of seriously delinquent mortgage loans remaining in the portfolio declined during the first half of 2015, continuing the trend of the last several periods, while the volume of mortgage loan modifications has been relatively stable.

57	Freddie Mac Form 10-Q

The UPB of mortgage loans in our single-family credit guarantee portfolio for which we have completed a mortgage loan modification was $85.1 billion as of both June 30, 2015 and December 31, 2014, and such mortgage loans comprised approximately 4.2% and 4.1% of the portfolio at June 30, 2015 and December 31, 2014, respectively. The estimated weighted average current LTV ratio for all modified mortgage loans in our single-family credit guarantee portfolio was 90% at June 30, 2015. The serious delinquency rate on these mortgage loans was 10.89% as of June 30, 2015.
Based on information provided by the MHA Program administrator, our servicers had completed approximately 254,000 mortgage loan modifications under HAMP from the introduction of the initiative in 2009 through June 30, 2015. In January 2015, at the instruction of FHFA, we implemented a new $5,000 borrower incentive for eligible borrowers who remain in good standing on their HAMP modified mortgage loans through the sixth anniversary of their modification. Treasury will pay the $5,000 incentive for certain of our eligible HAMP modified mortgage loans, and we will pay the $5,000 incentive on our remaining eligible HAMP modified mortgage loans. Our payment of these incentives is not expected to have a significant effect on our earnings. In March 2015, we announced a new initiative to help reduce the risk of default on step-rate modified mortgage loans under HAMP. Our servicers were required to implement this initiative by July 1, 2015. In this initiative, our servicers evaluate borrowers either for a non-HAMP streamlined modification if they become 60 days delinquent within 12 months after a step rate increase in the interest rate of their mortgage loan or for a non-HAMP standard modification under certain circumstances indicating that the borrower faces imminent default as a result of a step rate increase in the preceding 12 months.
The table below presents the percentage of modified single-family mortgage loans completed between the third quarter of 2012 and the second quarter of 2014 that were current or paid off one year after modification and the percentage of modified single-family mortgage loans completed between the third quarter of 2012 and the second quarter of 2013 that were current or paid off two years after modification.
Table 39 — Quarterly Percentages of Modified Single-Family Mortgage Loans — Current or Paid Off(1)

	Quarter of Mortgage Loan Modification Completion(2)
	2Q 2014	1Q 2014	4Q 2013	3Q 2013	2Q 2013	1Q 2013	4Q 2012	3Q 2012
One Year Post-Modification
HAMP modifications	79%	82%	81%	80%	80%	82%	80%	80%
Non-HAMP modifications	68	71	70	73	74	76	72	72
Total	70	74	72	75	76	78	75	76

Two Years Post-Modification
HAMP modifications	N/A	N/A	N/A	N/A	78%	79%	77%	76%
Non-HAMP modifications	N/A	N/A	N/A	N/A	71	72	68	67
Total	N/A	N/A	N/A	N/A	73	74	71	71

(1)	Represents the percentage of mortgage loans that were current and performing or had been paid in full.

(2)
For mortgage loans that have been remodified (e.g., where a borrower has received a new modification after defaulting on the prior modification) the rates reflect the status of each modification separately.

As shown in the table above, the one-year performance of our non-HAMP modified mortgage loans has declined in comparison to the performance of our HAMP modified mortgage loans. This decline in performance may be attributable to features of our streamlined modification, which in contrast to our other types of mortgage loan modifications includes reduced documentation requirements.
Mortgage loans that remain delinquent for more than a year are more challenging to resolve. The longer a mortgage loan remains delinquent, the greater the associated costs we incur, in part due to expenses associated with loss mitigation and foreclosure. Foreclosures generally take longer to complete in states where a judicial foreclosure is required, compared to other states.
The table below presents the average completion times in certain states for foreclosures completed during the first half of 2015 and the first half of 2014.

58	Freddie Mac Form 10-Q

Table 40 — Foreclosure Timelines for Single-Family Mortgage Loans(1)

	Six Months Ended June 30,
	2015	2014
	(average days)
Judicial states:
Florida	1,336	1,307
New Jersey	1,546	1,337
New York	1,500	1,241
All other judicial states	846	790
Judicial states, in aggregate	1,078	1,034
Non-judicial states, in aggregate	630	641
Total	893	869

(1)	All averages exclude those mortgage loans underlying our Other Guarantee Transactions.
While the average foreclosure timelines for mortgage loans in our single-family credit guarantee portfolio decreased in non-judicial states in the first half of 2015 compared to the first half of 2014, we believe that our average foreclosure timeline could remain elevated in the near term due to the backlog of mortgage loans that have been delinquent for more than one year, particularly in the judicial states of Florida, New Jersey, and New York.
The number of mortgage loans in the process of foreclosure declined approximately 18% from December 31, 2014 to June 30, 2015 to the lowest level in several years, with most states experiencing a decline. The UPB of mortgage loans that have been delinquent for more than one year declined from $18.2 billion at December 31, 2014 to $14.6 billion as of June 30, 2015.
Managing REO Activities
Our problem mortgage loan workouts are providing borrowers with viable alternatives to foreclosure. As a result, fewer of our mortgage loans are proceeding through foreclosure to REO acquisition. Our single-family REO inventory (measured in number of properties) declined 24% from December 31, 2014 to June 30, 2015 primarily due to: (a) REO dispositions exceeding our acquisitions; (b) a declining number of seriously delinquent mortgage loans; and (c) property sales to third parties at foreclosure auction.
We evaluate the condition of and market for newly acquired REO properties to determine pre-listing needs, such as: (a) whether repairs are needed; (b) whether we need to consider occupancy (by tenant or owner), borrower redemption, or other issues; and (c) the sale or disposition strategy. Often we will need to complete the eviction process or await tenant vacancy before determining if repairs are needed. When we list a REO property for sale, we typically provide an initial period where we consider offers on the property by owner occupants and non-profits dedicated to neighborhood stabilization before we consider offers from investors. We may also consider alternative disposition processes, such as REO auctions, bulk sales channels, and partnering with locally-based private entities to facilitate dispositions.
Risk Profile
Our REO acquisition activity is disproportionately high for certain types of mortgage loans, including mortgage loans with certain higher-risk characteristics. For example, while the percentage of interest-only and Alt-A mortgage loans in our single-family credit guarantee portfolio, based on UPB, was approximately 1% and 3%, respectively, at June 30, 2015, the percentage of our REO acquisitions during the first half of 2015 that had been financed by either of these mortgage loan types represented approximately 20% of our total REO acquisitions, based on mortgage loan amount prior to acquisition. In addition, mortgage loans from our 2005-2008 Legacy single-family book comprised approximately 69% of our REO acquisition activity during the first half of 2015.
As of June 30, 2015, approximately 49% of our REO properties were unable to be marketed because the properties were occupied, under repair, or are located in states with a redemption period and 13% of the properties were being evaluated for listing and determination of our sales strategy. As of June 30, 2015, approximately 21% of our REO properties were listed and available for sale and 17% of our inventory was pending the settlement of sales. Though it varied significantly in different states, the average holding period of our single-family REO properties, excluding any redemption period, was 248 days and 218 days for our REO dispositions during the first half of 2015 and the first half of 2014, respectively.
Multifamily Mortgage Credit Risk
To manage the credit risk in our multifamily mortgage portfolio, we focus on: (a) using strong underwriting standards and processes on all mortgage loans we purchase and guarantee, including a prior approval underwriting approach on the substantial majority of mortgage loans we purchase or guarantee; (b) selling the expected credit risk to private investors that hold the subordinated tranches in our multifamily K Certificate and other similar securitizations; and (c) portfolio management activities, including loss mitigation. In addition, we monitor the performance of the mortgage loans and the underlying properties by reviewing a variety of mortgage loan characteristics that may affect the default experience on our multifamily

59	Freddie Mac Form 10-Q

mortgage portfolio, such as the debt service coverage ratio, LTV ratio, geographic location, payment type, and mortgage loan maturity.
Risk Profile
The table below provides certain attributes of our multifamily mortgage portfolio at June 30, 2015 and December 31, 2014.
Table 41 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate at
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(dollars in billions)
Total Mortgage Portfolio	$156.5	$143.3	0.01%	0.04%
Unsecuritized mortgage loans, excluding held-for-sale loans:(1)
Original LTV ratio:
Below 75%	$27.2	$30.3	0.04%	0.04%
75% to 80%	8.8	9.8	—	—
Above 80%	0.8	0.7	—	—
Total	$36.8	$40.8	0.03%	0.03%
Weighted average LTV ratio at origination	68%	68%
Maturity Dates:
2015	$1.4	$3.0	—%	—%
2016	4.3	5.8	—	—
2017	5.5	5.8	—	—
2018	7.8	8.4	—	—
2019	7.1	7.4	0.16	0.15
Beyond 2019	10.7	10.4	—	—
Total	$36.8	$40.8	0.03%	0.03%
Year of Acquisition:
2010 and prior	$30.4	$35.5	0.04%	0.03%
2011 and after	6.4	5.3	—	—
Total	$36.8	$40.8	0.03%	0.03%
Freddie Mac Mortgage-Related Securities:(2)
Year of Security Issuance:
2010 and prior	$10.9	$11.0	0.07%	0.39%
2011	10.9	11.2	—	—
2012	16.1	16.5	—	—
2013	23.4	23.9	—	—
2014	18.0	18.5	—	—
2015	12.9	N/A	—	N/A
Total	$92.2	$81.1	0.01%	0.05%
Subordination Level at Issuance:
No subordination	$0.9	$0.8	—%	0.06%
Below 10%	5.1	4.4	—	—
10% to 15%	35.3	32.0	0.02	0.14
Above 15%	50.9	43.9	—	—
Total	$92.2	$81.1	0.01%	0.05%

(1)	Multifamily held-for-sale mortgage loans are primarily those awaiting securitization, and totaled $17.9 billion and $12.1 billion as of June 30, 2015 and December 31, 2014, respectively.

(2)	Consists of mortgage loans and bonds underlying Freddie Mac mortgage-related securities, which are primarily our K Certificates. Excludes other guarantee commitments.
Multifamily Product Types
Most multifamily mortgage loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity. Therefore, the borrower’s potential inability to refinance or pay off the mortgage loan at maturity is a key mortgage loan attribute we monitor. Borrowers may be less able to refinance their obligations during periods of rising interest rates or adverse market conditions, which could lead to default if the borrower is unable to find affordable refinancing before the mortgage loan matures. Of the $36.8 billion in UPB of our unsecuritized held-for-investment multifamily mortgage loans as of June 30, 2015, approximately 15% will mature during the second half of 2015 or in 2016, and the remaining 85% will mature in 2017 and

60	Freddie Mac Form 10-Q

beyond. Approximately 88% of the multifamily mortgage loans underlying Freddie Mac-issued mortgage-related securities are scheduled to mature in 2019 and beyond.
Our multifamily mortgage portfolio consists of product types that are categorized based on mortgage loan terms. Multifamily mortgage loans may be amortizing or interest-only (for the full term or a portion thereof) and have a fixed or variable rate of interest. Our multifamily mortgage loans generally have shorter terms than single-family mortgage loans and typically have balloon maturities ranging from five to ten years.
Multifamily Credit Enhancements
Our primary business model in the Multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. With this model, we have securitized $108.0 billion in UPB of multifamily mortgage loans between 2009 and June 30, 2015 and have attracted private capital to the multifamily market from investors who purchase subordinated securities that we do not issue or guarantee. These securities are backed by mortgage loans that are sourced by our seller/servicers and directly underwritten by us. Our K Certificate transactions are primarily structured such that private investors that hold unguaranteed subordinated securities are the first to absorb losses on the underlying mortgage loans. The amount of subordination to the guaranteed certificates is set at a level that we believe is sufficient to cover amounts in excess of the expected credit losses on the mortgage loans. As a result, we believe private investors will absorb the expected credit risk in these transactions and thereby reduce the loss exposure to us and U.S. taxpayers. At June 30, 2015 and December 31, 2014, the UPB of K Certificates with subordination coverage was $86.8 billion and $75.5 billion, respectively, and the average subordination on these securities was 15% at both dates. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information about credit protections and other forms of credit enhancements covering mortgage loans in our multifamily mortgage portfolio.
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
As of June 30, 2015 and December 31, 2014, there were two and eight delinquent mortgage loans in our multifamily mortgage portfolio, respectively. Our multifamily mortgage portfolio delinquency rate of 0.01% and 0.04% at June 30, 2015 and December 31, 2014, respectively, reflects continued strong portfolio performance and positive market fundamentals. Our delinquency rate for credit-enhanced mortgage loans was 0.01% and 0.05% at June 30, 2015 and December 31, 2014, respectively, and for non-credit-enhanced mortgage loans was 0.02% at both June 30, 2015 and December 31, 2014. The delinquency rate on mortgage loans underlying our K Certificates transactions was 0.01% at both June 30, 2015 and December 31, 2014. Since we began issuing K Certificates, we have experienced no credit losses associated with our guarantees on these securities. As of June 30, 2015, approximately 42% of the mortgage loans in our multifamily mortgage portfolio that were two or more monthly payments past due, measured on a UPB basis, had credit enhancements that, we currently believe, will mitigate our expected losses on those mortgage loans and guarantees.
See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for more information about the mortgage loans in our multifamily mortgage portfolio by the legal structure of the investments we hold.
Institutional Credit Risk
We have exposure to many types of institutional counterparties, including; (a) seller/servicers; (b) mortgage insurers; (c) bond insurers; (d) cash and other investments counterparties; (e) agency and non-agency mortgage-related security issuers and servicers; (f) document, securities and cash custodians; and (g) derivative counterparties.
Our principal strategies for managing institutional credit risk are: (a) maintaining policies and procedures, including eligibility standards that govern our business with our counterparties; (b) evaluating counterparty financial strength and performance; (c) monitoring our exposure to our counterparties; and (d) engaging with underperforming counterparties and limiting our losses from their nonperformance of obligations, when possible.
We use internal evaluation models to monitor the financial strength of our counterparties. These models determine probabilities of default that we use to assess and classify each of our counterparties. We assign risk or exposure limits to each counterparty based on this classification. We apply this risk management approach to the major types of our counterparties discussed below.
Single-family Mortgage Loan Seller/Servicers
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

61	Freddie Mac Form 10-Q

We have contractual arrangements with our sellers under which they agree to sell us mortgage loans, and represent and warrant that those mortgage loans meet specified eligibility and underwriting standards. Our servicers represent and warrant to us that those mortgage loans will be serviced in accordance with our servicing contract. We maintain eligibility standards for our sellers and servicers. In the second quarter of 2015, at the direction of FHFA, we and Fannie Mae announced changes to our single-family seller and servicer eligibility requirements. These changes include revisions to net worth requirements, adoption of new capital and liquidity requirements and enhancements to certain servicer operational requirements. Our revised operational requirements will take effect on August 18, 2015 and our revised financial requirements will take effect on December 31, 2015.
Seller/servicers approved to do business with us are subject to our ongoing monitoring and review, which requires regular financial reporting to us. Based on our monitoring procedures, we may disqualify or suspend a seller or servicer with or without cause at any time. Once a seller is disqualified or suspended, we no longer accept mortgage loans originated by that counterparty and we may seek to terminate outstanding commitments. Similarly, when a servicer is disqualified or suspended, we no longer allow additional mortgage loans to be serviced by that servicer and we seek to transfer pre-existing servicing to eligible institutions.
We maintain a quality control process under which we review mortgage loans for compliance with our standards. If we discover that representations and warranties were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies may include the ability to require the seller or the servicer to repurchase the mortgage loan at its current UPB, reimburse us for losses realized with respect to the mortgage loan after consideration of any other recoveries, and/or indemnify us. In January 2015, we launched Loan Coverage Advisor, a new tool that allows our sellers to track significant events for the mortgage loans they sell us, including the dates when the seller obtains relief from certain representations and warranties.
Risk Profile
A significant portion of our single-family mortgage portfolio is acquired from, and serviced by, several large lenders. Although our business with our mortgage loan sellers is concentrated, a number of our largest single-family mortgage seller counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders in recent years. As a result, we are acquiring a greater portion of our business volume directly from non-depository and smaller depository financial institutions. Similarly, some non-depository institutions have grown rapidly in recent years and now service a large share of our loans. These non-depository and smaller depository financial institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as our largest mortgage loan seller and servicer counterparties.
As of June 30, 2015 and December 31, 2014, we estimate that 27% and 25%, respectively, of our total single-family credit guarantee portfolio was serviced by our non-depository servicers. Approximately 38% and 44% of our total single-family credit guarantee portfolio that was serviced by our non-depository servicers was serviced by our three largest non-depository servicers, on a combined basis as of June 30, 2015 and December 31, 2014, respectively. Certain non-depository servicers have recently been the subject of significant adverse scrutiny from regulators. Several of these non-depository servicers also service a large share of the loans underlying our investments in non-agency mortgage-related securities.
Ocwen Financial Corp. (Ocwen) is one of our significant non-depository servicers. Ocwen and its subsidiaries and/or affiliates have been the subject of significant adverse regulatory scrutiny, and Ocwen's credit rating and servicer rating have been downgraded. During the second quarter of 2015, Ocwen transferred servicing for approximately $19 billion in UPB of loans owned by Freddie Mac, which represented approximately 42% of Freddie Mac mortgage loans serviced by Ocwen at March 31, 2015.
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
Multifamily Mortgage Loan Seller/Servicers
We are exposed to the risk that multifamily seller/servicers could come under financial pressure, which could potentially cause degradation in the quality of the servicing they provide us, including their monitoring of each property’s financial performance and physical condition. This could also, in certain cases, reduce the likelihood that we could recover losses through lender repurchases, recourse agreements or other credit enhancements, where applicable. This risk primarily relates to multifamily mortgage loans that we hold on our consolidated balance sheets where we retain all of the related credit risk.
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

62	Freddie Mac Form 10-Q

multifamily seller/servicers, including concentration information about these counterparties, see "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Seller/Servicers."
Mortgage Insurers
We are exposed to institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgage loans we purchase or guarantee. As a guarantor, we remain responsible for the payment of principal and interest for securities we guarantee if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers fails to fulfill its obligations, we could experience increased credit losses.
We attempt to manage this risk by establishing eligibility standards for mortgage insurers and by monitoring our exposure to individual mortgage insurers. Our monitoring includes performing periodic analysis of the financial capacity of individual mortgage insurers under various adverse economic conditions.
In the second quarter of 2015, at the direction of FHFA, we published revised eligibility requirements for mortgage insurers that include financial requirements determined using a risk-based framework. The revised eligibility requirements will become effective for all Freddie Mac-approved mortgage insurers on December 31, 2015. These revised eligibility requirements are designed to strengthen the mortgage insurance industry and enable a financially strong and resilient system that can provide consistent liquidity through the mortgage loan cycle.
The majority of our mortgage insurance exposure is concentrated with four mortgage insurers, certain of which have been under financial stress during the last several years. Although the financial condition of these mortgage insurers has improved in recent years, there is still a significant risk that some of these counterparties may fail to fully meet their obligations under a stress economic scenario since they are monoline entities primarily exposed to mortgage credit risk. Many of our mortgage insurers are currently operating below our newly issued eligibility standards that are scheduled to go into effect on December 31, 2015.
We cannot differentiate pricing based on counterparty strength or revoke a mortgage insurer's status as an eligible insurer without FHFA approval. Further, we do not select the insurance provider on a specific mortgage loan, since the selection is made by the lender at the time the mortgage loan is originated. Accordingly, we are unable to manage our concentration risk.
Risk Profile
The table below summarizes our exposure to mortgage insurers as of June 30, 2015. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance. As of June 30, 2015, we had primary mortgage insurance coverage on mortgage loans that represented approximately 14% of the UPB of our single-family credit guarantee portfolio.
Table 42 — Mortgage Insurance by Counterparty(1)

			As of June 30, 2015
			UPB of Covered Loans		Coverage Outstanding
Counterparty Name	Credit Rating	Credit Rating Outlook	Primary Insurance(2)	Pool Insurance(2)	Primary Insurance(3)	Pool Insurance(3)
			(in millions)
United Guaranty Residential Insurance Company	BBB+	Stable	$52,577	$106	$13,511	$30
Radian Guaranty Inc. (Radian)	BB	Positive	52,390	2,116	13,359	679
Mortgage Guaranty Insurance Corporation (MGIC)	BB+	Positive	50,689	212	13,028	2
Genworth Mortgage Insurance Corporation (GMIC)	BB-	Developing	33,523	86	8,559	29
Essent Guaranty, Inc.	BBB	Stable	19,664	—	5,025	—
PMI Mortgage Insurance Co. (PMI)(4)	Not Rated	N/A	10,565	106	2,622	64
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	8,277	69	2,067	31
Triad Guaranty Insurance Corporation (Triad)(5)	Not Rated	N/A	3,944	43	993	5
Arch Mortgage Insurance Company	BBB+	Stable	4,039	—	998	—
Others	N/A	N/A	2,698	—	648	—
Total			$238,366	$2,738	$60,810	$840

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of July 21, 2015. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

(2)
These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage loan is covered under both types of insurance. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 4.6 — Recourse and Other Forms of Credit Protection” for further information.

(3)
Represents the remaining aggregate contractual limit for reimbursement of losses under the respective policy type. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage is covered under both types of insurance.

63	Freddie Mac Form 10-Q

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
Radian, MGIC, and GMIC have credit ratings below investment grade and we have reduced expectations of recovery and collectability as part of the estimate of our loan loss reserves. RMIC is under regulatory supervision and is no longer issuing new insurance; however, they continue to pay their claims.
PMI and Triad are both in rehabilitation, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers shown in the table above. As of June 30, 2015, we had cumulative unpaid deferred payment obligations of $0.4 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain. For more information on our mortgage insurers, see "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers."
Cash and Other Investments Counterparties
We are exposed to institutional credit risk relating to the potential insolvency of, or non-performance by, counterparties in non-mortgage-related investment agreements and cash equivalent transactions, including those entered into on behalf of our securitization trusts.
Risk Profile
Our cash and other investments (including cash equivalents) counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. As of June 30, 2015 and December 31, 2014, including amounts related to our consolidated VIEs, there were $61.3 billion and $71.4 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; and (c) cash deposited with the Federal Reserve Bank of New York. Although we monitor the financial strength of our counterparties to these transactions and have collateral maintenance requirements for our securities purchased under agreements to resell, we have exposure to loss should any of our counterparties become insolvent. See "RISK FACTORS — Competitive and Market Risks — Our business could be adversely affected if counterparties to derivatives and short-term lending and other transactions fail to meet their obligations to us" in our 2014 Annual Report for further information. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.
Our investments in non-mortgage-related securities at both June 30, 2015 and December 31, 2014 were in U.S. Treasury securities.
Agency and Non-Agency Mortgage-Related Security Issuers and Servicers
Our investments in securities expose us to institutional credit risk to the extent that issuers, servicers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations.
Risk Profile
A significant portion of single-family mortgage loans underlying our investments in non-agency mortgage-related securities is serviced by non-depository servicers. As of June 30, 2015 and December 31, 2014, approximately $14.9 billion and $17.9 billion, respectively, in UPB of mortgage loans underlying our investments in single-family non-agency mortgage-related securities were serviced by subsidiaries and/or affiliates of Ocwen, and Ocwen was the only non-depository servicer who serviced 10% or more of the UPB underlying our investments in non-agency mortgage-related securities at that date. Ocwen and its subsidiaries and/or affiliates have been the subject of significant adverse regulatory scrutiny, and Ocwen's credit and servicer ratings from various rating agencies have been downgraded.
Derivative Counterparties
We use cleared derivatives, exchange-traded derivatives, and OTC derivatives, and are exposed to institutional credit risk with respect to our derivative counterparties. Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts.
We seek to manage our exposure to institutional credit risk related to our derivative counterparties using several tools, including:

•	master netting agreements and collateral agreements;

•	review and analysis of external credit ratings;

•	internal standards for approving new derivative counterparties, clearinghouses, and clearing members;

•	ongoing monitoring of our positions with each counterparty, clearinghouse, and clearing member;

•	managing diversification mix among counterparties; and

64	Freddie Mac Form 10-Q

•	stress-testing to evaluate potential exposure under possible adverse market scenarios.
Risk Profile
The table below summarizes our net exposure to derivative counterparties (after considering cash and non-cash collateral held by us).
Table 43 — Derivative Counterparty Credit Exposure

	As of June 30, 2015
	Number of Counterparties(1)	Fair Value - Gain Position(2)	Fair Value - Gain Position Net of Collateral(3)
	(dollars in millions)
OTC interest-rate swaps and swaptions counterparties (by ratings):
AA- or above	5	$202	$15
A+, A or A-	10	1,056	16
BBB+, BBB or BBB-	2	—	—
Total OTC	17	1,258	31
Cleared and exchange-traded derivatives		—	—
Total		$1,258	$31

(1)	Based on legal entities. We use the lower of S&P and Moody's ratings to manage collateral requirements. In this table, the Moody's rating of the legal entity is stated in terms of the S&P equivalent.

(2)	Represents the fair value of derivative instruments in a net gain position after netting by counterparty, where allowable.

(3)	For this purpose, collateral consists of cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure.
Over time, our exposure to individual derivative counterparties varies depending on changes in fair values, which are affected by changes in interest rates, the implied volatility of interest rates, and the mix and balance of products in our derivative portfolio.
Approximately 98% of our $1.3 billion fair value - gain position related to OTC interest-rate swap and option-based derivatives was collateralized at June 30, 2015. The remaining uncollateralized exposure was primarily due to market movements during the time period between when a derivative was measured at fair value or settled and when we received the related collateral, as well as exposure amounts below the applicable counterparty collateral posting threshold. Collateral is typically transferred within one business day based on the values of the related derivatives.
For information about the concentration of credit risk among our OTC derivative counterparties, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Master Netting and Collateral Agreements.”
We are required to post initial margin for cleared and exchange-traded derivative transactions. We posted cash and non-cash collateral of $2.6 billion as of June 30, 2015 to meet our initial margin requirements. Under CFTC regulations, clearinghouses and clearing members are required to segregate customer property. This is designed to reduce the customer's (i.e., Freddie Mac's) credit risk exposure related to the initial margin posted by the customer. However, we are also exposed to the operational risk of the clearing members, exchanges, clearinghouses, or other financial intermediaries we use to facilitate these transactions. The immediate parent entities of the clearinghouses we use were rated AA- and A+ as of June 30, 2015.
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

65	Freddie Mac Form 10-Q

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
In 2014, we leveraged our enterprise risk management framework to begin implementation of a redesigned and enhanced three-lines-of-defense methodology. We used this redesigned and enhanced three-lines-of-defense methodology to both strengthen risk ownership in our business units and add clarity to risk management roles and responsibilities. Our framework focuses on balancing ownership of risk by our business units with corporate oversight and independent assurance of the design and effectiveness of our risk management activities.
As part of this effort, during 2015 we moved several key functions within the organization to better align business decision-making with the first-line-of-defense. We are expanding our second-line-of-defense testing capabilities over our operational controls. We are also conducting a multi-year project focused on identifying and eliminating redundant control activities. In addition, we are conducting select organizational design reviews focused on reducing the number of operating layers within the organization. During our implementation period, we may experience elevated operational risks, which we are managing.
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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015. As of June 30, 2015, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance.
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

66	Freddie Mac Form 10-Q

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
During the six months ended June 30, 2015, the majority of the funds in our liquidity and contingency operating portfolio was deposited with the Federal Reserve Bank of New York, invested in U.S. Treasury securities, or invested in securities purchased under agreements to resell. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, we make an assessment whether to exit the existing position or continue to do business with the counterparty.
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
Other Debt Securities
During the six months ended June 30, 2015, we had sufficient access to the debt markets due largely to support from the U.S. government. Our effective short-term debt was 36% and 43% of outstanding other debt at June 30, 2015 and December 31, 2014, respectively. Effective short-term debt is the aggregate of short-term debt and the current portion of long-term debt (the portion due within one year). The categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt. We rely significantly on our ability to issue debt on an on-going basis to refinance our effective short-term debt.
Our debt cap under the Purchase Agreement is $563.6 billion in 2015 and will decline to $479.0 billion on January 1, 2016. As of June 30, 2015, our aggregate indebtedness was $417.5 billion. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com and in current reports on Form 8-K we file with the SEC.
Other Debt Activities
The table below summarizes the par value of other debt securities we issued or paid off, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases, during the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014. Our short-term debt issuances include Reference Bills® securities and other discount notes, and our long-term debt issuances include medium-term notes, Reference Notes® securities and STACR debt notes. We repurchase, call, or exchange our outstanding debt securities from time to time for a variety of reasons, including: (a) for economic reasons; (b) to manage the composition of liabilities funding our assets; or (c) to help support the liquidity of our other debt securities.
Issuances and pay-offs of short-term debt increased during the six months ended June 30, 2015 as we began utilizing overnight discount notes as a more cost efficient tool to manage our intra-day liquidity needs. In addition, issuances and pay-offs of long-term debt increased during the six months ended June 30, 2015 as we issued more long-term callable debt to replace debt that was called for economic reasons.

67	Freddie Mac Form 10-Q

Table 44 — Activity in Other Debt

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in millions)
Beginning balance	$450,737	$458,334	$454,029	$511,345
Issued during the period:
Short-term:
Amount	$117,947	$54,120	$179,557	$94,176
Weighted-average effective interest rate	0.07%	0.09%	0.08%	0.10%
Long-term:
Amount	$48,790	$16,347	$89,703	$39,294
Weighted-average effective interest rate	1.49%	1.11%	1.36%	1.18%
Total issued:
Amount	$166,737	$70,467	$269,260	$133,470
Weighted-average effective interest rate	0.49%	0.33%	0.51%	0.42%
Paid off during the period:(1)
Short-term:
Amount	$(141,187)	$(58,974)	$(221,078)	$(125,616)
Weighted-average effective interest rate	0.07%	0.13%	0.08%	0.12%
Long-term:
Amount	$(58,826)	$(20,595)	$(84,750)	$(69,967)
Weighted-average effective interest rate	1.09%	1.75%	1.40%	1.68%
Total paid off:
Amount	$(200,013)	$(79,569)	$(305,828)	$(195,583)
Weighted-average effective interest rate	0.37%	0.55%	0.44%	0.68%
Ending balance	$417,461	$449,232	$417,461	$449,232

(1)	Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.
Credit Ratings
Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of July 21, 2015.
Table 45 — Freddie Mac Credit Ratings

Nationally Recognized Statistical Rating Organization
	S&P	Moody’s	Fitch
Senior long-term debt	AA+	Aaa	AAA
Short-term debt	A-1+	P-1	F1+
Freddie SUBS subordinated debt	AA-	Aa2	AA-
Preferred stock(1)	D	Ca	C/RR6
Outlook	Stable	Stable	Stable

(1)	Does not include senior preferred stock issued to Treasury.
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
Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities
Excluding amounts related to our consolidated VIEs, we held $42.5 billion and $56.0 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at June 30, 2015 and December 31, 2014, respectively. These investments are important to our cash flow and asset and liability management and our

68	Freddie Mac Form 10-Q

ability to provide liquidity and stability to the mortgage market. At June 30, 2015, our non-mortgage-related securities consisted of U.S. Treasury securities that we could sell or pledge to provide us with an additional source of liquidity to fund our business operations. We also maintained non-interest-bearing deposits at the Federal Reserve Bank of New York, which are included in cash and cash equivalents on our consolidated balance sheets. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”
Mortgage Loans and Mortgage-Related Securities
We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and liquid. Our primary source of liquidity among these mortgage assets is our holdings of single-class and multiclass agency securities (excluding certain structured agency securities collateralized by non-agency mortgage-related securities). Due to the large size of our portfolio of liquid assets, the amount of mortgage-related assets that we may successfully sell or borrow against in the event of a liquidity crisis or significant market disruption is substantially lower than the amount of mortgage-related assets we hold. There would likely be insufficient market demand for large amounts of these assets over a prolonged period of time, which would limit our ability to sell or borrow against these assets.
We hold other mortgage assets, but given their characteristics, they may not be able to be used as collateral for repurchase agreements or immediately sellable. These assets consist of certain structured agency securities collateralized by non-agency mortgage-related securities, unsecuritized performing single-family mortgage loans, CMBS, non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans, and unsecuritized seriously delinquent and modified single-family mortgage loans.
We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “EXECUTIVE SUMMARY — Limits on Investment Activity and Our Mortgage-Related Investments Portfolio” for more information on the relative liquidity of our mortgage assets.
Cash Flows
Our cash and cash equivalents decreased by $5.5 billion to $5.5 billion during the six months ended June 30, 2015, compared to a decrease of $6.6 billion to $4.7 billion during the six months ended June 30, 2014. Cash flows used in operating activities during the six months ended June 30, 2015 were $3.3 billion primarily driven by increased net purchases of held-for-sale mortgage loans. Cash flows provided by operating activities during the six months ended June 30, 2014 were $11.0 billion primarily driven by cash proceeds from net interest income and non-agency mortgage-related securities settlements. Cash flows provided by investing activities, primarily comprised of net proceeds received as a result of repayments of single-family held-for-investment mortgage loans, were $117.3 billion and $120.6 billion, during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively. Cash flows used for financing activities, primarily driven by funds used to repay debt securities of consolidated trusts held by third parties and other debt, were $119.5 billion and $138.2 billion, during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively.
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
At June 30, 2015, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. In future periods, we may experience variability in our net income and/or comprehensive income due to changes in factors such as interest rates, implied volatility, home prices, and mortgage spreads. Such changes could adversely affect our net worth and result in additional draws under the Purchase Agreement. For more information, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods” in our 2014 Annual Report.
Based on our Net Worth Amount at June 30, 2015 and the 2015 Capital Reserve Amount of $1.8 billion (which will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018), our dividend obligation to Treasury in September 2015 will be $3.9 billion. We paid dividends of $1.6 billion in cash on the senior preferred stock during the six months ended June 30, 2015. Through June 30, 2015, we have paid aggregate cash dividends to Treasury of $92.6 billion, an amount that is $21.2 billion more than our aggregate draws received under the Purchase Agreement. As a result of the net worth sweep dividend we pay to Treasury, we cannot retain capital from the earnings generated by our business operations.

69	Freddie Mac Form 10-Q

At June 30, 2015, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.
Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. In addition, under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference. Accordingly, while we have paid aggregate cash dividends to Treasury of $92.6 billion, the liquidation preference on the senior preferred stock remains $72.3 billion.
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
Level 3 Recurring Fair Value Measurements
The process for determining fair value using unobservable inputs (Level 3) is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. At June 30, 2015 and December 31, 2014, we measured and recorded 24% and 28%, respectively, of total assets carried at fair value on our consolidated balance sheets on a recurring basis using unobservable inputs. At both June 30, 2015 and December 31, 2014, we measured and recorded less than 1% of total liabilities carried at fair value on our consolidated balance sheets on a recurring basis using unobservable inputs. These percentages were calculated before the impact of counterparty and cash collateral netting. See “NOTE 16: FAIR VALUE DISCLOSURES — Changes in Fair Value Levels” for a discussion of changes in our Level 3 assets and liabilities and “Table 16.2 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs” for the Level 3 reconciliation.
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
We guarantee the payment of principal and interest on non-consolidated Freddie Mac guaranteed mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Our maximum potential off-balance sheet exposure to credit losses relating to these guarantees is primarily represented by the UPB of the underlying loans and securities, which was $116.3 billion and $113.7 billion at June 30, 2015 and December 31, 2014, respectively. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans.
As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” which were $9.2 billion and $9.6 billion at June 30, 2015 and December 31, 2014, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. In addition, as part of the HFA initiative, we, together with Fannie Mae, provide liquidity guarantees for certain multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days. At both June 30, 2015 and December 31, 2014, there were no liquidity guarantee advances outstanding.
We own interests in numerous entities that are considered to be VIEs for which we are not the primary beneficiary and which we do not consolidate in accordance with the accounting guidance for the consolidation of VIEs. These VIEs relate primarily to our investment activity in mortgage-related assets and non-mortgage assets. Our consolidated balance sheets reflect only our investment in the VIEs, rather than the full amount of the VIEs’ assets and liabilities. See "NOTE 3: VARIABLE INTEREST ENTITIES" for more information.

70	Freddie Mac Form 10-Q

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
Our critical accounting policies and estimates relate to: (a) the single-family allowance for loan losses; (b) fair value measurements; and (c) impairment recognition on investments in securities. In the first quarter of 2015, we adopted regulatory guidance issued by FHFA that establishes guidelines for adverse classification and identification of specified single-family and multifamily assets and off-balance sheet credit exposures, including guidelines for recognizing charge-offs on certain single-family loans. Consequently, as of January 1, 2015, we changed when we deem a loan to be uncollectible, and we began to charge-off the amount of recorded investment in excess of the fair value of the underlying collateral for mortgage loans that have been deemed uncollectible prior to foreclosure. For additional information about our significant accounting policies, as well as recently issued accounting guidance, see "NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in this Form 10-Q and our 2014 Annual Report.
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

•	the success of our efforts to mitigate our losses on our Legacy single-family books and our investments in non-agency mortgage-related securities;

•	the success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS, K Certificate and other credit risk transfer transactions;

•	our ability to maintain the security of our operating systems and infrastructure (e.g., against cyber attacks);

•	changes in economic and market conditions, including changes in employment rates, interest rates, mortgage and debt spreads, and home prices;

•	changes in the U.S. residential mortgage market, including changes in the supply and type of mortgage products (e.g., refinance versus purchase, and fixed-rate versus ARM);

•	our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	the adequacy of our risk management framework;

•	our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

71	Freddie Mac Form 10-Q

•	our ability to manage interest-rate and other market risks, including the availability of derivative financial instruments needed for risk management purposes;

•	changes or errors in the methodologies, models, assumptions and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs and multifamily K Certificates);

•	changes in the practices of loan originators, investors and other participants in the secondary mortgage market; and

•	other factors and assumptions described in this Form 10-Q, our Form 10-Q for the quarter ended March 31, 2015 and our 2014 Annual Report, including in the “MD&A” sections.
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
On May 21, 2015, the Senate Banking Committee approved the “Financial Regulatory Improvement Act of 2015.” This bill would, among other items, require that the future common securitization platform be expanded to facilitate the issuance of mortgage-backed securities by non-GSE issuers and provide for Freddie Mac and Fannie Mae to engage in significant and increasing risk sharing transactions, including front-end and first loss transactions. The bill would also prohibit Freddie Mac and Fannie Mae management and guarantee fees from being used to offset unrelated government spending, and would prohibit Treasury’s sale of Freddie Mac or Fannie Mae senior preferred stock.
On July 29, 2015, the House Financial Services Committee approved a bill that would limit the compensation and benefits of the CEOs of Freddie Mac and Fannie Mae to the level in effect as of January 1, 2015.
On July 30, 2015, the Senate passed a six year highway funding bill that included a four year extension of the legislated 10 basis point increase in management and guarantee fees until 2025.
We anticipate that other bills related to Freddie Mac, Fannie Mae and the future of the mortgage finance system will be introduced. We cannot predict whether any of such bills will be enacted.
For more information, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Legislation Related to Freddie Mac and its Future Status” and “RISK FACTORS — Conservatorship and Related Matters — The future status and role of Freddie Mac are uncertain” in our 2014 Annual Report, as well as “MD&A — LEGISLATIVE AND REGULATORY MATTERS — Legislation Related to Freddie Mac and its Future Status” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
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
Interest-Rate Risk and Other Market Risks
Our mortgage-related investments portfolio (i.e., mortgage loans and mortgage-related securities), non-mortgage investments, and unsecured debt expose us to interest-rate risk and other market risks, including spread risk, and prepayment risk from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and unexpected prepayments or differences in expected cash flows due to default of the underlying borrower or modification of loan terms by the servicer. For a majority of our mortgage-related investments, the mortgage borrower has the option to make unscheduled payments of additional principal or to completely pay off a mortgage loan at any time before its scheduled maturity date (without having to pay a prepayment penalty) or make principal payments in accordance with the contractual obligation.
PMVS and Duration Gap
Our primary interest-rate risk measures are PMVS and duration gap.
PMVS is an estimate of the change in the market value of our financial assets and liabilities from an instantaneous shock to interest rates, assuming no rebalancing actions are undertaken and assuming the mortgage-to-LIBOR basis does not change. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value to a 50 basis point parallel movement in interest rates (PMVS-Level or PMVS-L) and the other to a nonparallel movement (PMVS-YC) resulting from a 25 basis point change in slope of the LIBOR yield curve.
The 50 basis point shift and 25 basis point change in slope of the LIBOR yield curve used for our PMVS measures reflect reasonably possible near-term changes that we believe provide a meaningful measure of our interest-rate risk sensitivity. Our

72	Freddie Mac Form 10-Q

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
Duration Gap and PMVS Results
The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation during the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear.
Our PMVS-L (50 basis points) exposure at June 30, 2015 was $154 million, which increased compared to December 31, 2014 primarily due to an increase in our duration exposure. On an average basis during the three and six months ended June 30, 2015, our PMVS-L (50 basis points) was $98 million and $110 million, respectively, primarily resulting from our duration exposure.
Table 46 — PMVS and Duration Gap Results

				PMVS-YC	PMVS-L
				25 bps	50 bps	100 bps
				(in millions)
Assuming shifts of the LIBOR yield curve:
June 30, 2015				$28	$154	$372
December 31, 2014				$—	$102	$396

	Three Months Ended June 30,
	2015			2014
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	0.4	$24	$98	—	$20	$52
Minimum	(0.3)	$4	$23	(0.8)	$—	$—
Maximum	1.0	$47	$197	0.7	$65	$209
Standard deviation	0.3	$9	$46	0.3	$20	$46
	Six Months Ended June 30,
	2015			2014
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	0.2	$26	$110	(0.2)	$16	$68
Minimum	(0.3)	$4	$23	(2.4)	$—	$—
Maximum	1.0	$47	$250	0.7	$65	$509
Standard deviation	0.3	$10	$44	0.5	$17	$101
Derivatives have historically enabled us to reduce our interest-rate risk exposure, which could have been higher without the use of derivatives. The table below shows that the PMVS-L risk levels for the periods presented would have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(3.2) billion at June 30, 2015, an increase of $120 million from December 31, 2014.

73	Freddie Mac Form 10-Q

Table 47 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)
At:
June 30, 2015	$3,398	$154	$(3,244)
December 31, 2014	$3,226	$102	$(3,124)
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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2015
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 and concluded that the matter discussed below had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We have made and are making considerable enhancements to our risk management framework. In 2014, we began implementation of a redesigned and enhanced three-lines-of-defense methodology. As part of this effort, during 2015 we moved several key functions within the organization. During our implementation period, we may experience elevated operational risks, which we are managing. For more information, see “MD&A — RISK MANAGEMENT — Operational Risk — Risk Management Framework.”
Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting
As described above under “Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of June 30, 2015 that we have not remediated.
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

•	The Director of FHFA is in frequent communication with our Chief Executive Officer, typically meeting (in person or by phone) on at least a bi-weekly basis.

74	Freddie Mac Form 10-Q

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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the three months ended June 30, 2015 have been prepared in conformity with GAAP.

75	Freddie Mac Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

76	Freddie Mac Form 10-Q

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except share-related amounts)
Interest income
Mortgage loans:
Held by consolidated trusts	$13,730	$14,249	$27,609	$28,733
Unsecuritized	1,654	1,660	3,229	3,322
Total mortgage loans	15,384	15,909	30,838	32,055
Investments in securities	1,256	1,524	2,591	3,034
Other	15	6	26	11
Total interest income	16,655	17,439	33,455	35,100
Interest expense
Debt securities of consolidated trusts	(11,005)	(12,105)	(22,492)	(24,348)
Other debt:
Short-term debt	(36)	(34)	(74)	(75)
Long-term debt	(1,587)	(1,721)	(3,150)	(3,509)
Total interest expense	(12,628)	(13,860)	(25,716)	(27,932)
Expense related to derivatives	(58)	(76)	(123)	(155)
Net interest income	3,969	3,503	7,616	7,013
Benefit for credit losses	857	618	1,356	533
Net interest income after benefit for credit losses	4,826	4,121	8,972	7,546
Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(54)	(188)	(134)	(176)
Gains (losses) on retirement of other debt	(26)	1	(25)	8
Derivative gains (losses)	3,135	(1,926)	732	(4,277)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(77)	(178)	(166)	(509)
Portion of other-than-temporary impairment recognized in AOCI	(21)	21	(25)	(12)
Net impairment of available-for-sale securities recognized in earnings	(98)	(157)	(191)	(521)
Other gains (losses) on investment securities recognized in earnings	152	372	569	1,138
Other income (loss)	(568)	492	(557)	5,533
Non-interest income (loss)	2,541	(1,406)	394	1,705
Non-interest expense
Salaries and employee benefits	(279)	(223)	(511)	(456)
Professional services	(118)	(126)	(231)	(264)
Occupancy expense	(14)	(14)	(26)	(27)
Other administrative expense	(90)	(90)	(184)	(174)
Total administrative expense	(501)	(453)	(952)	(921)
Real estate owned operations (expense) income	(52)	50	(127)	(9)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(235)	(187)	(457)	(365)
Other expense	(501)	(90)	(964)	(156)
Non-interest expense	(1,289)	(680)	(2,500)	(1,451)
Income before income tax expense	6,078	2,035	6,866	7,800
Income tax expense	(1,909)	(673)	(2,173)	(2,418)
Net income	4,169	1,362	4,693	5,382
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(314)	479	(157)	906
Changes in unrealized gains (losses) related to cash flow hedge relationships	38	49	97	101
Changes in defined benefit plans	20	—	26	—
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(256)	528	(34)	1,007
Comprehensive income	$3,913	$1,890	$4,659	$6,389
Net income	$4,169	$1,362	$4,693	$5,382
Undistributed net worth sweep and senior preferred stock dividends	(3,913)	(1,890)	(4,659)	(6,389)
Net income (loss) attributable to common stockholders	$256	$(528)	$34	$(1,007)
Net income (loss) per common share — basic and diluted	$0.08	$(0.16)	$0.01	$(0.31)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,236	3,235	3,237
The accompanying notes are an integral part of these condensed consolidated financial statements.

77	Freddie Mac Form 10-Q

FREDDIE MAC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
	(in millions, except share-related amounts)
Assets
Cash and cash equivalents (includes $0 and $2, respectively, related to our consolidated VIEs)	$5,461	$10,928
Restricted cash and cash equivalents (includes $18,790 and $8,532, respectively, related to our consolidated VIEs)	18,792	8,535
Federal funds sold and securities purchased under agreements to resell (includes $9,925 and $13,500, respectively, related to our consolidated VIEs)	37,041	51,903
Investments in securities:
Available-for-sale, at fair value (includes $0 and $9, respectively, pledged as collateral that may be repledged)	90,831	106,550
Trading, at fair value (includes $2,281 and $1,884, respectively, pledged as collateral that may be repledged)	32,085	30,437
Total investments in securities	122,916	136,987
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $2,738 and $2,884, respectively)	1,586,188	1,558,094
Unsecuritized (net of allowances for loan losses of $14,589 and $18,877, respectively)	118,367	130,118
Total held-for-investment mortgage loans, net	1,704,555	1,688,212
Held-for-sale, at lower-of-cost-or-fair-value (includes $17,600 and $12,130 at fair value, respectively)	22,408	12,368
Total mortgage loans, net	1,726,963	1,700,580
Accrued interest receivable (includes $5,177 and $5,124, respectively, related to our consolidated VIEs)	5,979	6,034
Derivative assets, net	492	822
Real estate owned, net (includes $42 and $44, respectively, related to our consolidated VIEs)	1,978	2,558
Deferred tax assets, net	19,545	19,498
Other assets (Note 19) (includes $3,114 and $2,596, respectively, related to our consolidated VIEs)	8,295	7,694
Total assets	$1,947,462	$1,945,539
Liabilities and equity
Liabilities
Accrued interest payable (includes $4,718 and $4,702, respectively, related to our consolidated VIEs)	$6,239	$6,325
Debt, net:
Debt securities of consolidated trusts held by third parties (includes $36 and $42 at fair value, respectively)	1,515,132	1,479,473
Other debt (includes $7,733 and $5,820 at fair value, respectively)	413,937	450,069
Total debt, net	1,929,069	1,929,542
Derivative liabilities, net	911	1,963
Other liabilities (Note 19) (includes $5 and $1, respectively, related to our consolidated VIEs)	5,530	5,058
Total liabilities	1,941,749	1,942,888
Commitments and contingencies (Notes 9, 14, and 17)
Equity
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,044,758 shares and 650,043,899 shares outstanding, respectively	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(78,543)	(81,639)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $964 and $839, respectively, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	2,389	2,546
Cash flow hedge relationships	(706)	(803)
Defined benefit plans	13	(13)
Total AOCI, net of taxes	1,696	1,730
Treasury stock, at cost, 75,819,128 shares and 75,819,987 shares, respectively	(3,885)	(3,885)
Total equity (See NOTE 11: STOCKHOLDERS’ EQUITY for information on our dividend obligation to Treasury)	5,713	2,651
Total liabilities and equity	$1,947,462	$1,945,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

78	Freddie Mac Form 10-Q

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(in millions)
Net cash (used in) provided by operating activities	$(3,273)	$11,021
Cash flows from investing activities:
Purchases of trading securities	(17,624)	(23,223)
Proceeds from sales of trading securities	8,637	7,461
Proceeds from maturities of trading securities	6,907	5,714
Purchases of available-for-sale securities	(3,976)	(10,547)
Proceeds from sales of available-for-sale securities	11,723	17,846
Proceeds from maturities of available-for-sale securities	10,140	10,511
Purchases of held-for-investment mortgage loans	(61,545)	(27,884)
Proceeds from sales of mortgage loans held-for-investment	1,116	—
Repayments of mortgage loans held-for-investment	158,719	109,973
(Increase) decrease in restricted cash	(10,257)	9,476
Net proceeds from dispositions of real estate owned and other recoveries	2,182	4,449
Net decrease in federal funds sold and securities purchased under agreements to resell	14,862	18,252
Derivative premiums and terminations and swap collateral, net	1,286	(1,469)
Changes in other assets	(4,855)	—
Net cash provided by investing activities	117,315	120,559
Cash flows from financing activities:
Proceeds from issuance of debt securities of consolidated trusts held by third parties	81,919	59,966
Repayments of debt securities of consolidated trusts held by third parties	(163,370)	(121,195)
Proceeds from issuance of other debt	271,387	270,786
Repayments of other debt	(307,845)	(332,818)
Payment of cash dividends on senior preferred stock	(1,597)	(14,934)
Changes in other liabilities	(3)	(4)
Net cash used in financing activities	(119,509)	(138,199)
Net (decrease) in cash and cash equivalents	(5,467)	(6,619)
Cash and cash equivalents at beginning of period	10,928	11,281
Cash and cash equivalents at end of period	$5,461	$4,662

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$30,477	$31,016
Net cash settlement on interest rate swaps	1,285	1,227
Income taxes	859	760
Non-cash investing and financing activities (Notes 4 and 6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

79	Freddie Mac Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, the CFPB and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, or our 2014 Annual Report. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in our 2014 Annual Report.
We perform our mission by participating in the secondary mortgage market. Our participation in the secondary mortgage market includes providing our credit guarantee for mortgage loans originated by mortgage lenders in the primary mortgage market and investing in mortgage loans and mortgage-related securities. We do not participate directly in the primary mortgage market.
We have three reportable segments, which are based on the type of business activities each performs — Single-family Guarantee, Investments, and Multifamily. See “NOTE 13: SEGMENT REPORTING” in our 2014 Annual Report for additional information.
Our primary business objectives are:

•
to support U.S. homeowners and renters by maintaining mortgage availability even when other sources of financing are scarce and providing struggling homeowners with alternatives that allow them to stay in their homes or to avoid foreclosure;

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
For information regarding our objectives, see “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Business Objectives” in our 2014 Annual Report.
Throughout our condensed consolidated financial statements and accompanying notes, we use certain acronyms and terms which are defined in the “GLOSSARY.”
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated. We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the delegation of authority from FHFA to the Board of Directors and management. Certain financial statement information that is normally included in annual financial statements prepared in conformity with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair presentation of our unaudited condensed consolidated financial statements.
Use of Estimates
The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses and gains and losses during the reporting period. Management has made significant estimates in preparing the financial statements for establishing the allowance for loan losses and reserve for guarantee losses, valuing financial instruments and other assets and liabilities, and assessing impairments on investments. Actual results could be different from these estimates.
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

80	Freddie Mac Form 10-Q

such as the borrower's payment history, loan status, and historical performance of loans with similar characteristics. Upon adoption of the FHFA regulatory guidance on January 1, 2015, we changed the timing of when we deem certain single-family loans to be uncollectible, and we began to charge-off the amount of recorded investment in excess of the fair value of the underlying collateral for mortgage loans that have been deemed uncollectible prior to foreclosure, based on the factors identified above.
This adoption resulted in a reduction to both the recorded investment of mortgage loans, held-for-investment, and our allowance for loan losses of $1.9 billion on January 1, 2015. However, these additional charge-offs did not have a material impact on our comprehensive income during the first half of 2015, as we had already measured impairment for these loans based on collateral value in prior periods.
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
Recent Accounting Guidance
The following table provides a brief description of recent accounting pronouncements that could affect our financial statements.

81	Freddie Mac Form 10-Q

Standard	Description	Date of Adoption	Effect on the financial statements
Recently Adopted Accounting Guidance
ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310)
The amendment clarifies that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
		January 1, 2015	The adoption of this amendment did not have a material impact on our consolidated financial statements.
ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860)
The amendment requires repurchase-to-maturity transactions to be accounted for as secured borrowings and requires separate accounting for a transfer of a financial asset completed contemporaneously with a repurchase agreement with the same counterparty.
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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio
For purposes of the limit imposed by the Purchase Agreement, the UPB of our mortgage-related investments portfolio may not exceed $399.2 billion at December 31, 2015 and was $383 billion at June 30, 2015. Our 2014 Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap, or $359.3 billion, established by the Purchase Agreement (subject to certain exceptions). The annual 15% reduction in our mortgage-related investments portfolio cap will continue until it reaches $250 billion and is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
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

82	Freddie Mac Form 10-Q

objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. At March 31, 2015, our assets exceeded our liabilities under GAAP; therefore FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended June 30, 2015. Since conservatorship began through June 30, 2015, we have paid cash dividends of $92.6 billion to Treasury at the direction of the Conservator.
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
VIEs for which We are the Primary Beneficiary
At June 30, 2015 and December 31, 2014, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.6 trillion and $1.5 trillion, respectively, as measured using the UPB of issued PCs. In addition, we concluded that we are the primary beneficiary of Other Guarantee Transactions with underlying assets totaling $7.1 billion and $7.4 billion at June 30, 2015 and December 31, 2014, respectively, and consolidated them on our balance sheets.
VIEs for which We are not the Primary Beneficiary
The table below presents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs in which we have significant continuing involvement, as well as our maximum exposure to loss as a result of our involvement with these VIEs.

83	Freddie Mac Form 10-Q

Table 3.1 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	June 30, 2015
	Freddie Mac Securities(1)	Other
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$—	$2
Investments in securities:
Available-for-sale, at fair value	36,209	—
Trading, at fair value	16,137	—
Accrued interest receivable	219	8
Other assets	1,069	525
Liabilities:
Derivative liabilities, net	—	(28)
Other liabilities	(1,055)	(563)
Maximum Exposure to Loss(2)	$98,222	$10,634
Total Assets of Non-Consolidated VIEs(3)	$116,035	$22,918

	December 31, 2014
	Freddie Mac Securities(1)	Other
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$—	$3
Investments in securities:
Available-for-sale, at fair value	39,099	—
Trading, at fair value	17,469	—
Accrued interest receivable	236	7
Other assets	914	495
Liabilities:
Derivative liabilities, net	—	(30)
Other liabilities	(1,005)	(560)
Maximum Exposure to Loss(2)	$87,529	$10,419
Total Assets of Non-Consolidated VIEs(3)	$103,253	$22,855

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

(2)	For Freddie Mac securities, this represents the UPB of the securities. For other VIEs, this represents either the carrying amount or amortized cost recorded on our consolidated balance sheets.

(3)	Represents the UPB of assets held by non-consolidated VIEs using the most current information available to us.
We also have interests in VIEs through our investments in non-Freddie Mac mortgage-related securities. Our only involvement with these VIEs is as a passive investor in the beneficial interests issued by the VIE and we do not have any power to influence the significant activities of these VIEs. See "NOTE 7: INVESTMENTS IN SECURITIES" for further information about these investments.

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES
We own both single-family mortgage loans, which are secured by one to four unit residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units. Our single-family mortgage loans are predominantly first lien, fixed-rate mortgage loans secured by the borrower’s primary residence. For a discussion of our significant accounting policies regarding our mortgage loans and loan loss reserves, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" in our 2014 Annual Report.

84	Freddie Mac Form 10-Q

The table below summarizes the types of mortgage loans on our consolidated balance sheets as of June 30, 2015 and December 31, 2014.
Table 4.1 — Mortgage Loans

	June 30, 2015			December 31, 2014
	Unsecuritized	Held By Consolidated Trusts	Total	Unsecuritized	Held By Consolidated Trusts	Total
	(in millions)
Single-family:
Fixed-rate
Amortizing	$101,493	$1,462,905	$1,564,398	$105,560	$1,431,872	$1,537,432
Interest-only	723	2,722	3,445	939	3,298	4,237
Total fixed-rate	102,216	1,465,627	1,567,843	106,499	1,435,170	1,541,669
Adjustable-rate
Amortizing	1,149	67,227	68,376	1,353	68,632	69,985
Interest-only	2,710	18,838	21,548	3,191	20,373	23,564
Total adjustable-rate	3,859	86,065	89,924	4,544	89,005	93,549
Other Guarantee Transactions	—	6,434	6,434	—	7,042	7,042
FHA/VA and other governmental	480	2,909	3,389	473	3,139	3,612
Total single-family	106,555	1,561,035	1,667,590	111,516	1,534,356	1,645,872
Multifamily:
Fixed-rate	43,397	498	43,895	43,632	524	44,156
Adjustable-rate	11,250	—	11,250	9,321	—	9,321
Other governmental	3	—	3	3	—	3
Total multifamily	54,650	498	55,148	52,956	524	53,480
Total UPB of mortgage loans	161,205	1,561,533	1,722,738	164,472	1,534,880	1,699,352
Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(4,989)	27,393	22,404	(3,366)	26,098	22,732
Fair value adjustments on loans held-for sale	(852)	—	(852)	257	—	257
Allowance for loan losses on mortgage loans held-for-investment	(14,589)	(2,738)	(17,327)	(18,877)	(2,884)	(21,761)
Total mortgage loans, net	$140,775	$1,586,188	$1,726,963	$142,486	$1,558,094	$1,700,580
Mortgage loans, net:
Held-for-investment	$118,367	$1,586,188	$1,704,555	$130,118	$1,558,094	$1,688,212
Held-for-sale	22,408	—	22,408	12,368	—	12,368
Total mortgage loans, net	$140,775	$1,586,188	$1,726,963	$142,486	$1,558,094	$1,700,580
During the three months ended June 30, 2015 and the three months ended June 30, 2014, we purchased $99.8 billion and $57.8 billion, respectively, in UPB of single-family mortgage loans, and $1.0 billion and $0.7 billion, respectively, in UPB of multifamily mortgage loans that were classified as held-for-investment. During the six months ended June 30, 2015 and the six months ended June 30, 2014, we purchased $179.0 billion and $106.4 billion, respectively, in UPB of single-family mortgage loans, and $1.8 billion and $1.3 billion, respectively, in UPB of multifamily mortgage loans that were classified as held-for-investment.
Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. During the three months ended June 30, 2015 and the three months ended June 30, 2014, we sold $10.1 billion and $4.5 billion, respectively, in UPB of held-for-sale multifamily mortgage loans. During the six months ended June 30, 2015 and the six months ended June 30, 2014, we sold $15.2 billion and $8.4 billion, respectively, in UPB of held-for-sale multifamily mortgage loans. See “NOTE 14: FINANCIAL GUARANTEES” for more information on our issuances of Other Guarantee Transactions.
In January 2015, FHFA informed us that it would not object to our sales of additional seriously delinquent single-family mortgage loans. As a result, we reclassified $4.5 billion and $8.1 billion in UPB of mortgage loans from held-for-investment to held-for-sale during the three months ended June 30, 2015 and the six months ended June 30, 2015, respectively. For information regarding the fair value of our mortgage loans classified as held-for-sale, see "NOTE 16: FAIR VALUE DISCLOSURES."

85	Freddie Mac Form 10-Q

Credit Quality of Mortgage Loans
We evaluate the credit quality of single-family mortgage loans using different criteria than the criteria we use to evaluate multifamily mortgage loans. The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family mortgage loans. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan.
The table below presents information on the estimated current LTV ratios of single-family held-for-investment mortgage loans on our consolidated balance sheets. Our current LTV ratio estimates are based on available data through the end of each respective period presented.
Table 4.2 — Recorded Investment of Single-Family Mortgage Loans, by LTV Ratio

	As of June 30, 2015				As of December 31, 2014
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	≤ 80	> 80 to 100	> 100(2)	Total	≤ 80	> 80 to 100	> 100(2)	Total
	(in millions)
Single-family mortgage loans:
20 and 30-year or more, amortizing fixed-rate(3)	$961,742	$250,081	$67,213	$1,279,036	$911,071	$258,126	$85,398	$1,254,595
15-year amortizing fixed-rate(3)	267,240	13,713	2,493	283,446	265,098	14,101	3,338	282,537
Adjustable-rate	60,376	5,570	421	66,367	60,463	6,701	709	67,873
Alt-A, interest-only, and option ARM	28,408	15,647	11,735	55,790	28,935	18,232	16,448	63,615
Total single-family mortgage loans	$1,317,766	$285,011	$81,862	$1,684,639	$1,265,567	$297,160	$105,893	$1,668,620

(1)
The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographic area since that time. Changes in market value are derived from our internal index which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family mortgage loan acquisitions, including foreclosure sales. Estimates of the current LTV ratio include the credit-enhanced portion of the mortgage loan and exclude any secondary financing by third parties.

(2)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with estimated current LTV ratios in excess of 100% was 6.92% and 9.01% as of June 30, 2015 and December 31, 2014, respectively.

(3)
The majority of our mortgage loan modifications result in new terms that include fixed interest rates after modification. As of June 30, 2015 and December 31, 2014, we have categorized UPB of approximately $40.6 billion and $42.3 billion, respectively, of modified mortgage loans as fixed-rate mortgage loans (instead of as adjustable rate mortgage loans), even though the modified mortgage loans have rate adjustment provisions. In these cases, while the terms of the modified mortgage loans provide for the interest rate to adjust in the future, such future rates are determined at the time of modification rather than at a subsequent date.

We have discontinued our purchases of Alt-A, interest-only, and option ARM loans. For reporting purposes mortgage loans within the Alt-A category continue to be presented in that category following modification, even though the borrower may have provided full documentation of assets and income to complete the modification and mortgage loans within the option ARM category continue to be presented in that category following modification, even though the modified mortgage loan no longer provides for optional payment provisions.
A second-lien mortgage loan reduces the borrower’s equity in the home, and has a negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgage loans. As of June 30, 2015 and December 31, 2014, based on data collected by us at mortgage loan delivery, approximately 13% and 14%, respectively, of mortgage loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first mortgage loan. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgage loans. For further information about concentrations of risk associated with our single-family and multifamily mortgage loans, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”

86	Freddie Mac Form 10-Q

The following table presents the recorded investment in our multifamily held-for-investment mortgage loans, by credit quality indicator as of June 30, 2015 and December 31, 2014. The multifamily credit quality indicator is based on available data through the end of each period presented.
Table 4.3 — Recorded Investment of Multifamily Mortgage Loans, by Credit Classification

	June 30, 2015	December 31, 2014
	(in millions)
Credit risk profile by internally assigned grade:(1)
Pass	$35,026	$38,518
Special mention	1,444	1,805
Substandard	762	1,030
Doubtful	11	—
Total	$37,243	$41,353

(1)
A mortgage loan categorized as: "Pass" is current and adequately protected by the current financial strength and debt service capacity of the borrower; "Special mention" has signs of potential financial weakness; "Substandard" has a well-defined financial weakness that jeopardizes the timely full repayment; and "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

For information about the payment status of single-family and multifamily mortgage loans, including the amount of such mortgage loans we deem impaired, see “NOTE 5: IMPAIRED LOANS.”
Allowance for Loan Losses and Reserve for Guarantee Losses, or Loan Loss Reserves
Our loan loss reserves consist of our allowance for loan losses on mortgage loans that we classify as held-for investment on our consolidated balance sheets and reserve for guarantee losses associated with Freddie Mac mortgage-related securities backed by multifamily mortgage loans, certain single-family Other Guarantee Transactions, and other guarantee commitments, for which we have incremental credit risk. On January 1, 2015, we adopted regulatory guidance that changed when we deem a mortgage loan to be uncollectible and we recognized $1.9 billion of charge-offs on that date related to this change in estimate. See "NOTE 1: SUMMARY OF SIGNFICANT ACCOUNTING POLICIES" for further information about this change.
The table below presents our loan loss reserves activity.
Table 4.4 — Detail of Loan Loss Reserves

	Three Months Ended June 30,
	2015				2014
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
	Unsecuritized	Held By Consolidated Trusts		Total	Unsecuritized	Held By Consolidated Trusts		Total
	(dollars in millions)
Single-family:
Beginning balance	$16,020	$2,554	$105	$18,679	$21,107	$2,789	$106	$24,002
Provision (benefit) for credit losses	(929)	125	(36)	(840)	(787)	196	(4)	(595)
Charge-offs	(793)	(57)	(2)	(852)	(1,150)	(70)	(2)	(1,222)
Recoveries	192	4	—	196	327	16	—	343
Transfers, net(1)	45	112	—	157	459	(279)	—	180
Ending balance	$14,535	$2,738	$67	$17,340	$19,956	$2,652	$100	$22,708
Multifamily:
Beginning balance	$74	$—	$17	$91	$113	$—	$19	$132
Provision (benefit) for credit losses	(14)	—	(3)	(17)	(20)	—	(3)	(23)
Charge-offs	(6)	—	—	(6)	(2)	—	—	(2)
Ending balance	$54	$—	$14	$68	$91	$—	$16	$107
Total:
Beginning balance	$16,094	$2,554	$122	$18,770	$21,220	$2,789	$125	$24,134
Provision (benefit) for credit losses	(943)	125	(39)	(857)	(807)	196	(7)	(618)
Charge-offs	(799)	(57)	(2)	(858)	(1,152)	(70)	(2)	(1,224)
Recoveries	192	4	—	196	327	16	—	343
Transfers, net(1)	45	112	—	157	459	(279)	—	180
Ending balance	$14,589	$2,738	$81	$17,408	$20,047	$2,652	$116	$22,815

Ratio of total loan loss reserves (excluding TDR concessions) to annualized net charge-offs for single-family mortgage loans				2.4				2.8

87	Freddie Mac Form 10-Q

Ratio of total loan loss reserves to annualized net charge-offs for single-family mortgage loans				6.6				5.5

	Six Months Ended June 30,
	2015				2014
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
	Unsecuritized	Held By Consolidated Trusts		Total	Unsecuritized	Held By Consolidated Trusts		Total
	(in millions)
Single-family:
Beginning balance	$18,800	$2,884	$109	$21,793	$21,487	$3,006	$85	$24,578
Provision (benefit) for credit losses	(1,398)	100	(38)	(1,336)	(876)	367	18	(491)
Charge-offs	(3,574)	(225)	(4)	(3,803)	(2,450)	(226)	(3)	(2,679)
Recoveries	361	9	—	370	664	246	—	910
Transfers, net(1)	346	(30)	—	316	1,131	(741)	—	390
Ending balance	$14,535	$2,738	$67	$17,340	$19,956	$2,652	$100	$22,708
Multifamily:
Beginning balance	$77	$—	$17	$94	$125	$—	$26	$151
Provision (benefit) for credit losses	(17)	—	(3)	(20)	(32)	—	(10)	(42)
Charge-offs	(6)	—	—	(6)	(2)	—	—	(2)
Ending balance	$54	$—	$14	$68	$91	$—	$16	$107
Total:
Beginning balance	$18,877	$2,884	$126	$21,887	$21,612	$3,006	$111	$24,729
Provision (benefit) for credit losses	(1,415)	100	(41)	(1,356)	(908)	367	8	(533)
Charge-offs	(3,580)	(225)	(4)	(3,809)	(2,452)	(226)	(3)	(2,681)
Recoveries	361	9	—	370	664	246	—	910
Transfers, net(1)	346	(30)	—	316	1,131	(741)	—	390
Ending balance	$14,589	$2,738	$81	$17,408	$20,047	$2,652	$116	$22,815

(1)
Includes approximately $0.2 billion during both the three months ended June 30, 2015 and the three months ended June 30, 2014, $0.3 billion during the six months ended June 30, 2015 and $0.4 billion during the six months ended June 30, 2014, attributable to capitalization of past due interest on modified mortgage loans. Also includes amounts associated with reclassified single-family reserves related to our removal of mortgage loans previously held by consolidated trusts, net of reclassifications for single-family mortgage loans subsequently resecuritized after such removal.

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.
Table 4.5 — Net Investment in Mortgage Loans

	June 30, 2015			December 31, 2014
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)
Recorded investment:
Collectively evaluated	$1,590,166	$36,523	$1,626,689	$1,568,237	$40,451	$1,608,688
Individually evaluated	94,473	720	95,193	100,383	902	101,285
Total recorded investment	1,684,639	37,243	1,721,882	1,668,620	41,353	1,709,973
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,745)	(24)	(1,769)	(3,847)	(25)	(3,872)
Individually evaluated	(15,528)	(30)	(15,558)	(17,837)	(52)	(17,889)
Total ending balance of the allowance	(17,273)	(54)	(17,327)	(21,684)	(77)	(21,761)
Net investment in mortgage loans	$1,667,366	$37,189	$1,704,555	$1,646,936	$41,276	$1,688,212
A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment while substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 11.0% and 12.7% of the recorded investment in such mortgage loans at June 30, 2015 and December 31, 2014, respectively, and a substantial portion of the allowance associated with these mortgage loans represented interest rate concessions provided to borrowers as part of mortgage loan modifications. The ending

88	Freddie Mac Form 10-Q

balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such mortgage loans as of both June 30, 2015 and December 31, 2014.
Credit Protection and Other Forms of Credit Enhancement
In connection with many of our mortgage loans and other mortgage-related guarantees, we have credit protection in the form of primary mortgage insurance, credit risk transfer transactions, pool insurance, recourse to lenders, and other forms of credit enhancements.
The table below presents the UPB of mortgage loans on our consolidated balance sheets or underlying our financial guarantees with credit protection and the maximum amounts of potential loss recovery by type of credit protection.
Table 4.6 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in millions)
Single-family:
Primary mortgage insurance	$238,366	$227,495	$60,810	$57,938
Other credit protection:
Credit risk transfer transactions(3)	233,149	144,272	11,246	6,657
Lender recourse and indemnifications	6,001	6,527	5,640	6,092
Pool insurance(4)	1,969	2,284	840	947
HFA indemnification	3,029	3,357	3,029	3,324
Subordination(5)	2,252	2,377	310	339
Other credit enhancements	19	20	16	18
Total	$484,785	$386,332	$81,891	$75,315
Multifamily:
K Certificates	$86,788	$75,541	$15,736	$13,576
Subordination(5)	4,490	4,724	788	796
HFA indemnification	713	772	699	699
Other credit enhancements	6,383	5,706	2,181	1,685
Total	$98,374	$86,743	$19,404	$16,756

(1)
Except for the majority of our single-family credit risk transfer transactions, our credit enhancements generally provide protection for the first, or initial, credit losses associated with the related mortgage loans. Excludes: (a) FHA/VA and other governmental loans; (b) purchased credit protection associated with $9.0 billion and $9.8 billion in UPB of single-family mortgage loans underlying Other Guarantee Transactions as of June 30, 2015 and December 31, 2014, respectively; and (c) repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards.

(2)
Except for subordination and K Certificates, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements. For subordination and K Certificates coverage, this represents the UPB of the securities that are subordinate to our guarantee, which provide protection by absorbing first losses.

(3)
Excludes $75.4 billion and $48.3 billion in UPB at June 30, 2015 and December 31, 2014, respectively, where the related mortgage loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the outstanding balance of STACR debt notes held by third parties as well as the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

(4)	Excludes approximately $0.8 billion and $0.9 billion in UPB at June 30, 2015 and December 31, 2014, respectively, where the related mortgage loans are also covered by primary mortgage insurance.

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
Our credit risk transfer transactions include structured agency credit risk (STACR) debt note transactions and agency credit insurance structures (ACIS), and provide credit enhancement by transferring a portion of credit losses on single-family mortgage loans to third party investors and insurers. The value of these transactions to us is dependent on various economic scenarios, and we will benefit from these transactions if we experience significant mortgage loan defaults. We completed five and two STACR debt note transactions during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively. We completed five and two ACIS transactions during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively.
We also have credit enhancements protecting our multifamily mortgage portfolio. Subordination, primarily through our K Certificates, is the most prevalent type, whereby we mitigate our credit risk exposure by structuring our securities to sell the expected credit risk to private investors who purchase the subordinate tranches.

89	Freddie Mac Form 10-Q

We also have credit protection for certain mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these mortgage loans was $3.4 billion and $3.6 billion as of June 30, 2015 and December 31, 2014, respectively.
Non-Cash Investing and Financing Activities
We acquired $123.9 billion and $82.7 billion of mortgage loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively. These guarantor swap transactions during the six months ended June 30, 2015 included approximately $3.8 billion of mortgage loans received from sellers to satisfy advances that were recorded in other assets on our condensed consolidated balance sheets.
NOTE 5: IMPAIRED LOANS
Individually Impaired Loans
Individually impaired single-family mortgage loans include TDRs, as well as mortgage loans acquired under our financial guarantees with deteriorated credit quality. Individually impaired multifamily mortgage loans include TDRs, mortgage loans three monthly payments or more past due, and mortgage loans that are impaired based on management judgment.
Total loan loss reserves consist of a specific allowance related to individually impaired mortgage loans, and a general reserve for other probable incurred losses. Our recorded investment in individually impaired mortgage loans and the related specific allowance are summarized in the table below by product class (for single-family mortgage loans).

90	Freddie Mac Form 10-Q

Table 5.1 — Individually Impaired Loans

	Balance at June 30, 2015				For the Three Months Ended June 30, 2015			For the Six Months Ended June 30, 2015
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	$4,534	$3,322	N/A	$3,322	$3,369	$100	$5	$3,191	$188	$7
15-year amortizing fixed-rate	51	41	N/A	41	43	2	—	43	4	—
Adjustable-rate	88	85	N/A	85	85	1	—	59	1	—
Alt-A, interest-only, and option ARM	1,133	808	N/A	808	816	20	2	750	38	2
Total with no specific allowance recorded	5,806	4,256	N/A	4,256	4,313	123	7	4,043	231	9
With specific allowance recorded:(3)
20 and 30-year or more, amortizing fixed-rate	75,555	73,609	$(12,406)	61,203	73,778	639	94	75,021	1,271	175
15-year amortizing fixed-rate	1,046	1,047	(24)	1,023	1,033	12	3	1,090	24	6
Adjustable-rate	673	664	(36)	628	660	5	1	724	10	2
Alt-A, interest-only, and option ARM	15,531	14,897	(3,062)	11,835	14,966	104	20	15,547	206	33
Total with specific allowance recorded	92,805	90,217	(15,528)	74,689	90,437	760	118	92,382	1,511	216
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	80,089	76,931	(12,406)	64,525	77,147	739	99	78,212	1,459	182
15-year amortizing fixed-rate	1,097	1,088	(24)	1,064	1,076	14	3	1,133	28	6
Adjustable-rate	761	749	(36)	713	745	6	1	783	11	2
Alt-A, interest-only, and option ARM	16,664	15,705	(3,062)	12,643	15,782	124	22	16,297	244	35
Total single-family	$98,611	$94,473	$(15,528)	$78,945	$94,750	$883	$125	$96,425	$1,742	$225
Multifamily —
With no specific allowance recorded(4)	$523	$515	N/A	$515	$515	$7	$2	$622	$14	$4
With specific allowance recorded	213	205	$(30)	175	210	2	2	268	5	4
Total multifamily	$736	$720	$(30)	$690	$725	$9	$4	$890	$19	$8
Total single-family and multifamily	$99,347	$95,193	$(15,558)	$79,635	$95,475	$892	$129	$97,315	$1,761	$233

91	Freddie Mac Form 10-Q

	Balance at December 31, 2014				For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	$6,041	$4,007	N/A	$4,007	$3,453	$82	$7	$3,457	$172	$15
15-year amortizing fixed-rate	63	44	N/A	44	32	2	—	33	5	—
Adjustable rate	27	22	N/A	22	11	—	—	11	—	—
Alt-A, interest-only, and option ARM	1,717	1,168	N/A	1,168	1,122	19	2	1,103	38	2
Total with no specific allowance recorded	7,848	5,241	N/A	5,241	4,618	103	9	4,604	215	17
With specific allowance recorded:(3)
20 and 30-year or more, amortizing fixed-rate	77,798	76,708	$(14,051)	62,657	75,761	586	64	75,343	1,172	130
15-year amortizing fixed-rate	1,226	1,233	(40)	1,193	1,265	14	2	1,270	28	5
Adjustable rate	868	866	(65)	801	896	6	1	907	12	2
Alt-A, interest-only, and option ARM	16,734	16,335	(3,681)	12,654	16,515	95	13	16,592	191	28
Total with specific allowance recorded	96,626	95,142	(17,837)	77,305	94,437	701	80	94,112	1,403	165
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	83,839	80,715	(14,051)	66,664	79,214	668	71	78,800	1,344	145
15-year amortizing fixed-rate	1,289	1,277	(40)	1,237	1,297	16	2	1,303	33	5
Adjustable rate	895	888	(65)	823	907	6	1	918	12	2
Alt-A, interest-only, and option ARM	18,451	17,503	(3,681)	13,822	17,637	114	15	17,695	229	30
Total single-family	$104,474	$100,383	$(17,837)	$82,546	$99,055	$804	$89	$98,716	$1,618	$182
Multifamily —
With no specific allowance recorded(4)	$440	$431	N/A	$431	$586	$8	$2	$668	$16	$5
With specific allowance recorded	480	471	$(52)	419	497	6	5	511	13	9
Total multifamily	$920	$902	$(52)	$850	$1,083	$14	$7	$1,179	$29	$14
Total single-family and multifamily	$105,394	$101,285	$(17,889)	$83,396	$100,138	$818	$96	$99,895	$1,647	$196

(1)	Consists of income recognized during the period related to mortgage loans on non-accrual status.

(2)
Individually impaired single-family mortgage loans with no specific allowance primarily represent mortgage loans removed from PC pools and accounted for in accordance with the accounting guidance for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.

(3)	Consists primarily of mortgage loans classified as TDRs.

(4)
Individually impaired multifamily mortgage loans with no specific allowance primarily represent those mortgage loans for which the collateral value is sufficiently in excess of the mortgage loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

92	Freddie Mac Form 10-Q

Mortgage Loan Performance
The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.
Table 5.2 — Payment Status of Mortgage Loans

	June 30, 2015
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
	(in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,242,982	$16,342	$4,954	$14,758	$1,279,036	$14,753
15-year amortizing fixed-rate	281,905	966	182	393	283,446	393
Adjustable-rate	65,606	373	92	296	66,367	296
Alt-A, interest-only, and option ARM	49,432	2,120	781	3,457	55,790	3,454
Total single-family	1,639,925	19,801	6,009	18,904	1,684,639	18,896
Total multifamily	37,229	3	—	11	37,243	346
Total single-family and multifamily	$1,677,154	$19,804	$6,009	$18,915	$1,721,882	$19,242

	December 31, 2014
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
	(in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,207,826	$17,516	$5,817	$23,436	$1,254,595	$23,433
15-year amortizing fixed-rate	280,629	1,010	216	682	282,537	682
Adjustable-rate	66,737	406	118	612	67,873	612
Alt-A, interest-only, and option ARM	53,251	2,368	948	7,048	63,615	7,045
Total single-family	1,608,443	21,300	7,099	31,778	1,668,620	31,772
Total multifamily	41,335	7	11	—	41,353	385
Total single-family and multifamily	$1,649,778	$21,307	$7,110	$31,778	$1,709,973	$32,157

(1)	Includes $9.3 billion and $17.9 billion of mortgage loans that were in the process of foreclosure as of June 30, 2015 and December 31, 2014, respectively.
The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

93	Freddie Mac Form 10-Q

Table 5.3 — Delinquency Rates

	June 30, 2015	December 31, 2014
Single-family:(1)
Non-credit-enhanced portfolio
Serious delinquency rate	1.48%	1.74%
Total number of seriously delinquent loans	121,810	150,300
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	2.46%	3.10%
Total number of seriously delinquent loans	31,508	38,595
Other credit protection:(3)
Serious delinquency rate	0.73%	1.21%
Total number of seriously delinquent loans	10,146	12,175
Total single-family:
Serious delinquency rate	1.53%	1.88%
Total number of seriously delinquent loans	162,527	200,069
Multifamily:(4)
Non-credit-enhanced portfolio:
Delinquency rate	0.02%	0.02%
UPB of delinquent loans (in millions)	$11	$11
Credit-enhanced portfolio:
Delinquency rate	0.01%	0.05%
UPB of delinquent loans (in millions)	$8	$44
Total Multifamily:
Delinquency rate	0.01%	0.04%
UPB of delinquent loans (in millions)	$19	$55

(1)
Serious delinquencies on single-family mortgage loans underlying certain REMICs and Other Structured Securities, Other Guarantee Transactions, and other guarantee commitments may be reported on a different schedule due to variances in industry practice.

(2)	The credit enhanced categories are not mutually exclusive as a single mortgage loan may be covered by both primary mortgage insurance and other credit protection.

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

Troubled Debt Restructurings
Single-Family TDRs
During the six months ended June 30, 2015, approximately 43% of completed single-family mortgage loan modifications that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions, and approximately 16% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During the six months ended June 30, 2015, the average term extension was 193 months, and the average interest rate reduction was 0.9% on completed single-family mortgage loan modifications classified as TDRs.
TDR Activity and Performance
The table below presents the volume of single-family and multifamily mortgage loans that were newly classified as TDRs during the periods presented, based on the original category of the mortgage loan before the mortgage loan was classified as a TDR. Mortgage loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the mortgage loan would already have been classified as a TDR.

94	Freddie Mac Form 10-Q

Table 5.4 — TDR Activity, by Segment

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
	(dollars in millions)
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	11,730	$1,672	17,424	$2,618	25,023	$3,591	35,162	$5,345
15-year amortizing fixed-rate	1,403	102	1,837	137	3,055	225	3,347	255
Adjustable-rate	328	51	442	66	733	108	939	146
Alt-A, interest-only, and option ARM	1,126	206	2,430	481	2,514	475	5,136	1,054
Total Single-family	14,587	2,031	22,133	3,302	31,325	4,399	44,584	6,800
Multifamily	1	30	1	10	1	30	1	10
Total	14,588	$2,061	22,134	$3,312	31,326	$4,429	44,585	$6,810

(1)
The pre-TDR recorded investment for single-family mortgage loans initially classified as TDR during the three months ended June 30, 2015 and the six months ended June 30, 2015 was $2.0 billion and $4.4 billion, respectively, compared to $3.3 billion and $6.8 billion during the three months ended June 30, 2014 and the six months ended June 30, 2014, respectively.

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., mortgage loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents mortgage loans based on their original product category before modification and excludes mortgage loans subject to other loss mitigation activity. Substantially all of our completed single-family mortgage loan modifications classified as a TDR during the six months ended June 30, 2015 resulted in a modified loan with a fixed interest rate. However, many of these fixed-rate mortgage loans include provisions for the reduced interest rates to remain fixed for the first five years of the modification and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification.
Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Number of Loans	Post-TDR Recorded Investment(2)	Number of Loans	Post-TDR Recorded Investment(2)	Number of Loans	Post-TDR Recorded Investment(2)	Number of Loans	Post-TDR Recorded Investment(2)
	(dollars in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate	4,466	$737	4,392	$780	8,773	$1,491	8,624	$1,561
15-year amortizing fixed-rate	231	19	138	13	437	37	291	29
Adjustable-rate	82	14	88	17	150	26	162	31
Alt-A, interest-only, and option ARM	444	106	562	137	958	228	1,174	290
Total single-family	5,223	$876	5,180	$947	10,318	$1,782	10,251	$1,911
Multifamily	—	$—	—	$—	—	$—	—	$—

(1)	Represents TDR loans that experienced a payment default during the period and had completed a modification during the year preceding the payment default.

(2)	Represents the recorded investment at the end of the period in which the loan was modified and does not represent the recorded investment as of June 30.
In addition to modifications, mortgage loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During the six months ended June 30, 2015 and the six months ended June 30, 2014, 4,921 and 4,295, respectively, of such mortgage loans (with a post-TDR recorded investment of $0.7 billion during both periods) experienced a payment default within a year after the loss mitigation activity occurred.
Mortgage loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the mortgage loan was not already classified as a TDR for other reasons). During the six months ended June 30, 2015 and the six months ended June 30, 2014, 1,321 and 2,388, respectively, of such mortgage loans (with a post-TDR

95	Freddie Mac Form 10-Q

recorded investment of $0.2 billion and $0.4 billion, respectively) experienced a payment default within a year after the borrowers' bankruptcy.
NOTE 6: REAL ESTATE OWNED
We obtain REO properties when we are the highest bidder at foreclosure sales of properties that collateralize single-family and multifamily mortgage loans owned by us or when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process (i.e., deed in lieu of foreclosure). See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2014 Annual Report for a discussion of our significant accounting policies for REO.
The table below provides a summary of the change in the carrying value of our combined single-family and multifamily REO balances. For the periods presented in the table below, the weighted average holding period for our disposed properties was less than one year.
Table 6.1 — REO

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance — REO	$2,384	$4,397	$2,684	$4,602
Additions	562	1,026	1,245	2,478
Dispositions	(912)	(1,727)	(1,895)	(3,384)
Ending balance — REO	2,034	3,696	2,034	3,696
Beginning balance, valuation allowance	(90)	(58)	(126)	(51)
Change in valuation allowance	34	39	70	32
Ending balance, valuation allowance	(56)	(19)	(56)	(19)
Ending balance — REO, net	$1,978	$3,677	$1,978	$3,677
The REO balance, net associated with single-family properties was $2.0 billion and $2.6 billion at June 30, 2015 and December 31, 2014, respectively, and the balance associated with multifamily properties was $0 at both June 30, 2015 and December 31, 2014. Our single-family REO inventory consisted of 19,484 properties and 25,768 properties at June 30, 2015 and December 31, 2014, respectively.
Non-Cash Investing and Financing Activities
REO property acquisitions as a result of the derecognition of mortgage loans held on our condensed consolidated balance sheets upon foreclosure of the underlying collateral or deed in lieu of foreclosure represent non-cash transfers. During the six months ended June 30, 2015 and the six months ended June 30, 2014, we had transfers of $1.1 billion and $2.3 billion, respectively, from mortgage loans to REO.
NOTE 7: INVESTMENTS IN SECURITIES
The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At June 30, 2015 and December 31, 2014, all available-for-sale securities are mortgage-related securities.

96	Freddie Mac Form 10-Q

Table 7.1 — Available-For-Sale Securities

			Gross Unrealized Losses
June 30, 2015	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$35,041	$1,250	$—	$(82)	$36,209
Fannie Mae	9,345	429	—	(15)	9,759
Ginnie Mae	167	15	—	—	182
CMBS	16,919	664	—	—	17,583
Subprime	15,318	872	(317)	(71)	15,802
Option ARM	4,587	331	(81)	(4)	4,833
Alt-A and other	3,652	595	(20)	(5)	4,222
Obligations of states and political subdivisions	1,606	23	—	(2)	1,627
Manufactured housing	521	94	(1)	—	614
Total available-for-sale securities	$87,156	$4,273	$(419)	$(179)	$90,831

December 31, 2014
Available-for-sale securities:
Freddie Mac	$37,710	$1,435	$—	$(46)	$39,099
Fannie Mae	10,860	463	—	(10)	11,313
Ginnie Mae	183	16	—	—	199
CMBS	20,988	890	(2)	(54)	21,822
Subprime	20,210	989	(518)	(92)	20,589
Option ARM	5,460	372	(179)	(4)	5,649
Alt-A and other	4,500	578	(29)	(6)	5,043
Obligations of states and political subdivisions	2,166	34	—	(2)	2,198
Manufactured housing	556	84	(2)	—	638
Total available-for-sale securities	$102,633	$4,861	$(730)	$(214)	$106,550

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.
Available-For-Sale Securities in a Gross Unrealized Loss Position
The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater.

97	Freddie Mac Form 10-Q

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Greater
June 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Available-for-sale securities:
Freddie Mac	$4,633	$(48)	$1,018	$(34)
Fannie Mae	1,820	(15)	5	—
Ginnie Mae	—	—	61	—
CMBS	148	—	153	—
Subprime	266	(6)	5,350	(382)
Option ARM	260	(2)	727	(83)
Alt-A and other	85	(1)	375	(24)
Obligations of states and political subdivisions	97	(1)	12	(1)
Manufactured housing	—	—	15	(1)
Total available-for-sale securities in a gross unrealized loss position	$7,309	$(73)	$7,716	$(525)

December 31, 2014
Available-for-sale securities:
Freddie Mac	$2,531	$(14)	$936	$(32)
Fannie Mae	2,693	(9)	5	(1)
Ginnie Mae	66	—	—	—
CMBS	184	(5)	1,149	(51)
Subprime	286	(3)	6,533	(607)
Option ARM	77	—	1,490	(183)
Alt-A and other	185	(5)	499	(30)
Obligations of states and political subdivisions	48	—	28	(2)
Manufactured housing	42	—	15	(2)
Total available-for-sale securities in a gross unrealized loss position	$6,112	$(36)	$10,655	$(908)
At June 30, 2015, total gross unrealized losses on available-for-sale securities were $0.6 billion. The gross unrealized losses relate to 373 individual lots representing 337 separate securities. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for an individual security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.
Impairment Recognition on Investments in Securities
The table below presents the modeled attributes, including default rates, prepayment rates, and severities, without regard to subordination, that are used to determine whether our interests in certain available-for-sale non-agency mortgage-related securities will experience a cash shortfall.
Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	June 30, 2015
	Subprime	Option ARM	Alt-A
	(dollars in millions)

UPB	$20,987	$6,938	$3,622
Weighted average collateral defaults(1)	46%	30%	24%
Weighted average collateral severities(2)	65%	56%	46%
Weighted average voluntary prepayment rates(3)	3%	9%	10%
Average credit enhancements(4)	8%	(1)%	1%

(1)	The expected cumulative default rate is expressed as a percentage of the current collateral UPB.

(2)	The expected average loss given default is calculated as the ratio of cumulative loss over cumulative default for each security.

(3)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.

(4)
Positive values reflect the amount of subordination and other financial support (excluding credit enhancement provided by bond insurance) that will incur losses in the securitization structure before any losses are allocated to securities that we own. Percentage generally calculated based on the total UPB of securities subordinate to the securities we own divided by the total UPB of all of the securities issued by the trust (excluding notional balances). Negative values are shown when unallocated collateral losses will be allocated to the securities that we own in excess of current remaining credit enhancement, if any. The unallocated collateral losses have been considered in our assessment of other-than-temporary impairment.

98	Freddie Mac Form 10-Q

Other-Than-Temporary Impairments on Available-for-Sale Securities
The table below summarizes our net impairment of available-for-sale securities recognized in earnings by security type.
Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Available-for-sale securities:(1)
CMBS	$(12)	$—	$(29)	$—
Subprime	(25)	(135)	(89)	(457)
Option ARM	(58)	(17)	(69)	(33)
Alt-A and other	(3)	(5)	(4)	(31)
Total net impairment of available-for-sale securities recognized in earnings	$(98)	$(157)	$(191)	$(521)

(1)
Includes $76 million and $165 million of other-than-temporary impairments recognized in earnings during the three and six months ended June 30, 2015, respectively, compared to $138 million and $466 million during the three and six months ended June 30, 2014, respectively, as we had the intent to sell the related securities before recovery of their amortized cost basis.

The table below presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities that we have written down for other-than-temporary impairment and for which the credit component of the loss has been recognized in earnings.
Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$6,281	$12,750	$6,798	$14,463
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	22	19	26	55
Reductions:
Amounts related to securities which were sold, written off, or matured	(35)	(233)	(87)	(334)
Amounts for which we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(511)	(1,271)	(891)	(2,787)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(78)	(147)	(167)	(279)
Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings(1)	$5,679	$11,118	$5,679	$11,118

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
Realized Gains and Losses on Sales of Available-For-Sale Securities
The table below illustrates the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Gross realized gains	$486	$346	$853	$1,121
Gross realized losses	(6)	(14)	(11)	(16)
Net realized gains (losses)	$480	$332	$842	$1,105

Maturities of Available-For-Sale Securities
The table below summarizes the remaining contractual maturities of available-for-sale securities.

99	Freddie Mac Form 10-Q

Table 7.7 — Contractual Maturities of Available-For-Sale Securities

	As of June 30, 2015
					After One Year Through Five Years		After Five Years Through Ten Years
	Total Amortized Cost	Total Fair Value	One Year or Less						After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Available-for-sale securities:
Freddie Mac	$35,041	$36,209	$—	$—	$61	$61	$414	$415	$34,566	$35,733
Fannie Mae	9,345	9,759	1	2	25	26	87	97	9,232	9,634
Ginnie Mae	167	182	—	—	3	3	20	24	144	155
CMBS	16,919	17,583	—	—	315	326	8	9	16,596	17,248
Subprime	15,318	15,802	—	—	—	—	—	—	15,318	15,802
Option ARM	4,587	4,833	—	—	—	—	—	—	4,587	4,833
Alt-A and other	3,652	4,222	2	2	24	24	8	9	3,618	4,187
Obligations of states and political subdivisions	1,606	1,627	—	—	39	41	41	41	1,526	1,545
Manufactured housing	521	614	—	—	—	—	8	10	513	604
Total available-for-sale securities	$87,156	$90,831	$3	$4	$467	$481	$586	$605	$86,100	$89,741

Trading Securities
The table below summarizes the estimated fair values by major security type for trading securities. Our trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities.
Table 7.8 — Trading Securities

	June 30, 2015	December 31, 2014
	(in millions)
Mortgage-related securities:
Freddie Mac	$16,137	$17,469
Fannie Mae	5,855	6,099
Ginnie Mae	12	16
Other	119	171
Total mortgage-related securities	22,123	23,755
U.S. Treasury securities	9,962	6,682
Total fair value of trading securities	$32,085	$30,437

As of June 30, 2015, our agency securities classified as trading were generally in an unrealized gain position and therefore we expect to recognize losses on these securities as they approach maturity and move closer to par.
During the three and six months ended June 30, 2015, we recorded net unrealized gains (losses) on trading securities held at those dates of $(325) million and $(281) million, respectively. During the three and six months ended June 30, 2014, we recorded net unrealized gains (losses) on trading securities held at those dates of $35 million and $3 million, respectively.
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

100	Freddie Mac Form 10-Q

Our debt cap under the Purchase Agreement is $563.6 billion in 2015 and will decline to $479.0 billion on January 1, 2016. As of June 30, 2015, our aggregate indebtedness was $417.5 billion. Our aggregate indebtedness is calculated as the par value of other short- and long-term debt.
In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.
Other Debt
The table below summarizes the balances and effective interest rates for other debt. We had no balances in securities sold under agreements to repurchase at either June 30, 2015 or December 31, 2014.
Table 8.1 — Other Debt

	June 30, 2015			December 31, 2014
	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
	(dollars in millions)
Other short-term debt:
Reference Bills® securities and other discount notes	$93,149	$93,107	0.15%	$134,670	$134,619	0.12%
Total other short-term debt	$93,149	$93,107	0.15	$134,670	$134,619	0.12
Other long-term debt:
Original maturities on or before December 31,
2015	$34,046	$34,043	1.60%	$58,841	$58,830	1.62%
2016	62,704	62,841	2.04	72,504	72,696	1.88
2017	86,645	86,713	1.57	77,482	77,489	1.78
2018	46,650	46,676	1.55	30,850	30,823	1.67
2019	28,258	28,180	1.92	30,671	30,570	1.97
Thereafter	66,009	62,377	3.14	49,011	45,042	3.42
Total other long-term debt(3)	324,312	320,830	2.00	319,359	315,450	2.02
Total other debt	$417,461	$413,937		$454,029	$450,069

(1)
Represents par value, net of associated discounts or premiums, and hedge-related basis adjustments. Includes $7.7 billion and $5.8 billion at June 30, 2015 and December 31, 2014, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)
Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedge-related basis adjustments.

(3)
Balance, net for other long-term debt includes callable debt of $109.5 billion and $106.3 billion at June 30, 2015 and December 31, 2014, respectively, which gives us the option to call or not call debt for a variety of reasons that include managing the composition of liabilities or economic reasons.

Debt Securities of Consolidated Trusts Held by Third Parties
Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Debt securities of consolidated trusts held by third parties are prepayable as the loans that collateralize the debt may prepay without penalty at any time.
The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.

101	Freddie Mac Form 10-Q

Table 8.2 — Debt Securities of Consolidated Trusts Held by Third Parties

	June 30, 2015				December 31, 2014
	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)
	(dollars in millions)				(dollars in millions)
Single-family:
30-year or more, fixed-rate	2015 - 2053	$1,050,771	$1,081,570	3.94%	2015 - 2053	$1,018,357	$1,047,302	4.04%
20-year fixed-rate	2015 - 2035	72,857	75,117	3.67	2015 - 2035	71,545	73,764	3.74
15-year fixed-rate	2015 - 2030	268,489	275,009	3.06	2015 - 2030	266,117	272,538	3.13
Adjustable-rate	2015 - 2047	64,384	65,846	2.60	2015 - 2047	65,082	66,518	2.62
Interest-only	2026 - 2041	15,847	15,911	3.18	2026 - 2041	17,474	17,524	3.29
FHA/VA	2016 - 2044	1,100	1,122	5.39	2015 - 2044	1,226	1,250	5.42
Total single-family		1,473,448	1,514,575			1,439,801	1,478,896
Multifamily(2)	2017 - 2023	513	557	4.70	2017 - 2019	524	577	4.93
Total debt securities of consolidated trusts held by third parties		$1,473,961	$1,515,132			$1,440,325	$1,479,473

(1)	The effective rate for debt securities of consolidated trusts held by third parties was 2.95% and 3.19% as of June 30, 2015 and December 31, 2014, respectively.

(2)	Carrying amount includes interest-only securities recorded at fair value.
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

102	Freddie Mac Form 10-Q

Derivative Assets and Liabilities at Fair Value
The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.
Table 9.1 — Derivative Assets and Liabilities at Fair Value

	June 30, 2015			December 31, 2014
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Total derivative portfolio
Interest-rate swaps:
Receive-fixed	$212,583	$4,105	$(311)	$205,219	$5,243	$(487)
Pay-fixed	200,048	1,071	(9,413)	213,325	408	(12,829)
Basis (floating to floating)	300	2	—	300	2	—
Total interest-rate swaps	412,931	5,178	(9,724)	418,844	5,653	(13,316)
Option-based:
Call swaptions
Purchased	48,950	2,320	—	56,390	3,315	—
Written	4,350	—	(87)	10,660	—	(90)
Put Swaptions
Purchased	19,850	520	—	22,125	179	—
Written	11,400	—	(48)	3,560	—	(9)
Other option-based derivatives(1)	12,295	676	(4)	19,733	730	(28)
Total option-based	96,845	3,516	(139)	112,468	4,224	(127)
Futures	20,000	—	—	40,263	—	—
Commitments	46,000	121	(79)	27,054	40	(79)
Credit derivatives	4,953	11	(9)	5,207	27	(11)
Swap guarantee derivatives	3,164	—	(25)	3,204	—	(27)
Total derivatives not designated as hedging instruments	583,893	8,826	(9,976)	607,040	9,944	(13,560)
Derivative interest receivable (payable)		745	(1,244)		817	(1,500)
Netting adjustments(2)		(9,079)	10,309		(9,939)	13,097
Total derivative portfolio, net	$583,893	$492	$(911)	$607,040	$822	$(1,963)

(1)	Primarily includes purchased interest-rate caps and floors and options on Treasury futures.

(2)	Represents counterparty netting and cash collateral netting. Net cash collateral posted was $1.2 billion and $3.2 billion at June 30, 2015 and December 31, 2014, respectively.
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

103	Freddie Mac Form 10-Q

Table 9.2 — Gains and Losses on Derivatives

	Derivative Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest-rate swaps:
Receive-fixed	$(1,599)	$1,657	$(282)	$3,051
Pay-fixed	6,440	(3,208)	2,462	(6,372)
Basis (floating to floating)	(1)	—	(1)	—
Total interest-rate swaps	4,840	(1,551)	2,179	(3,321)
Option based:
Call swaptions
Purchased	(1,513)	545	(498)	1,073
Written	38	(52)	9	(152)
Put swaptions
Purchased	131	(357)	65	(776)
Written	8	—	23	—
Other option-based derivatives(1)	(129)	61	(48)	121
Total option-based	(1,465)	197	(449)	266
Futures	29	(10)	(11)	(40)
Commitments	265	130	154	196
Credit derivatives	(1)	(25)	(38)	(28)
Swap guarantee derivatives	2	2	4	5
Other	(3)	—	(4)	(8)
Subtotal	3,667	(1,257)	1,835	(2,930)
Accrual of periodic settlements:
Receive-fixed interest-rate swaps	621	783	1,301	1,617
Pay-fixed interest-rate swaps	(1,154)	(1,453)	(2,405)	(2,965)
Other	1	1	1	1
Total accrual of periodic settlements	(532)	(669)	(1,103)	(1,347)
Total	$3,135	$(1,926)	$732	$(4,277)

(1)	Primarily includes purchased interest-rate caps and floors and options on Treasury futures.
Hedge Designation of Derivatives
As of June 30, 2015 and December 31, 2014, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. See “NOTE 11: STOCKHOLDERS’ EQUITY — Accumulated Other Comprehensive Income — Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges” for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
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

104	Freddie Mac Form 10-Q

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
Collateral posted by a derivative counterparty is typically in the form of cash, although U.S. Treasury securities and Freddie Mac mortgage-related securities may also be posted. In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or to sell the collateral and transfer the proceeds to us. As of June 30, 2015 and December 31, 2014, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
Our net uncollateralized exposure to derivative counterparties for OTC interest-rate swap and option-based derivatives was $32 million and $174 million as of June 30, 2015 and December 31, 2014, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on June 30, 2015, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $32 million. Three counterparties each accounted for greater than 10% and collectively accounted for 91% of our net uncollateralized exposure to derivative counterparties, excluding cleared and exchange-traded derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives as of June 30, 2015. All three of these counterparties, Toronto Dominion Bank, Wells Fargo Bank, N.A., and JP Morgan Chase Bank, N.A. were rated “A+” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of June 30, 2015.
Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to the central clearing requirement. We post initial and variation margin in connection with our cleared and exchange-traded derivatives. Our exposure to cleared and exchange-traded derivatives was $148 million and $128 million as of June 30, 2015 and December 31, 2014, respectively, which includes consideration of the cash collateral that has been posted for initial and variation margin. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “— Collateral Pledged.”
The table below displays information related to derivatives and securities purchased under agreements to resell on our consolidated balance sheets.

105	Freddie Mac Form 10-Q

Table 10.1 — Offsetting of Financial Assets and Liabilities

	June 30, 2015
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate swaps and option-based derivatives	$7,785	$(7,573)	$212	$(180)	$32
Cleared and exchange-traded derivatives	1,654	(1,506)	148	—	148
Other	132	—	132	—	132
Total derivatives	9,571	(9,079)	492	(180)	312
Securities purchased under agreements to resell	37,041	—	37,041	(37,041)	—
Total	$46,612	$(9,079)	$37,533	$(37,221)	$312
Liabilities:
Derivatives:
Over-the-counter interest-rate swaps and option-based derivatives	$(8,027)	$7,232	$(795)	$726	$(69)
Cleared and exchange-traded derivatives	(3,080)	3,077	(3)	—	(3)
Other	(113)	—	(113)	—	(113)
Total	$(11,220)	$10,309	$(911)	$726	$(185)

	December 31, 2014
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate and option-based derivatives	$10,315	$(9,688)	$627	$(453)	$174
Cleared and exchange-traded derivatives	379	(251)	128	—	128
Other	67	—	67	—	67
Total derivatives	10,761	(9,939)	822	(453)	369
Securities purchased under agreements to resell	51,903	—	51,903	(51,903)	—
Total	$62,664	$(9,939)	$52,725	$(52,356)	$369
Liabilities:
Derivatives:
Over-the-counter interest-rate and option-based derivatives	$(10,666)	$8,845	$(1,821)	$1,743	$(78)
Cleared and exchange-traded derivatives	(4,277)	4,252	(25)	—	(25)
Other	(117)	—	(117)	—	(117)
Total	$(15,060)	$13,097	$(1,963)	$1,743	$(220)

(1)	For derivatives, includes cash collateral posted or held in excess of exposure.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us with an aggregate fair value of $2.5 billion and $2.3 billion as of June 30, 2015 and December 31, 2014, respectively.

Collateral Pledged
Collateral Pledged to Freddie Mac
We had cash and cash equivalents pledged to us related to OTC derivative instruments of $1.1 billion and $2.1 billion as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, we had $180 million and $453 million, respectively, of collateral in the form of securities pledged to and held by us related to OTC derivative instruments. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. In addition, we had $80 million and $0 million of cash pledged to us related to cleared derivatives as of June 30, 2015 and December 31, 2014, respectively.
Also, as of June 30, 2015 and December 31, 2014, we had $300 million and $0 million, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From

106	Freddie Mac Form 10-Q

time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase mortgage loans sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.
We did not hold any federal funds sold as of June 30, 2015 and December 31, 2014.
Collateral Pledged by Freddie Mac
We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The amount of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating.
The aggregate fair value of all OTC derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2015, was $1.5 billion for which we posted cash and non-cash collateral of $1.5 billion in the normal course of business. Since we were fully collateralized as of June 30, 2015, we would not have been required to post additional collateral on that day if the credit-risk-related contingent features underlying these agreements were triggered.
We also execute forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions that utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization. In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we would be subject to the loss of any or all the property that we have posted to the MBSD/FICC under the loss mutualization rules of the MBSD/FICC.
The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge.
Table 10.2 — Collateral in the Form of Securities Pledged

	June 30, 2015	December 31, 2014
	(in millions)
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$914	$2,539
Available-for-sale securities	—	9
Trading securities	2,281	1,884
Total securities pledged	$3,195	$4,432

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge
As of June 30, 2015, we pledged securities with the ability of the secured party to repledge of $3.2 billion in connection with derivatives and securities transactions.
As of December 31, 2014, we pledged securities with the ability of the secured party to repledge of $4.4 billion in connection with derivatives and securities transactions.
Cash Pledged
As of June 30, 2015, we pledged $2.6 billion of collateral in the form of cash and cash equivalents, of which $0.7 billion related to our OTC derivative agreements as we had $1.5 billion of such derivatives in a net loss position. The remaining $1.9 billion of cash and cash equivalents was posted at clearing members or clearinghouses in connection with derivatives and securities transactions as of June 30, 2015.
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

107	Freddie Mac Form 10-Q

Table 11.1 — Changes in AOCI by Component, Net of Tax

	Six Months Ended June 30, 2015
	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$2,546	$(803)	$(13)	$1,730
Other comprehensive income before reclassifications(1)	265	—	26	291
Amounts reclassified from accumulated other comprehensive income	(422)	97	—	(325)
Changes in AOCI by component	(157)	97	26	(34)
Ending balance	$2,389	$(706)	$13	$1,696

	Six Months Ended June 30, 2014
	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$962	$(1,000)	$32	$(6)
Other comprehensive income before reclassifications(1)	1,285	—	1	1,286
Amounts reclassified from accumulated other comprehensive income	(379)	101	(1)	(279)
Changes in AOCI by component	906	101	—	1,007
Ending balance	$1,868	$(899)	$32	$1,001

(1)	For the six months ended June 30, 2015 and the six months ended June 30, 2014, net of tax expense of $0.1 billion and $0.7 billion, respectively, for AOCI related to available-for-sale securities.
Reclassifications from AOCI to Net Income
The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.
Table 11.2 — Reclassifications from AOCI to Net Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Comprehensive Income
	2015	2014	2015	2014
	(in millions)
AOCI related to available-for-sale securities
	$480	$332	$842	$1,105	Other gains (losses) on investment securities recognized in earnings
	(98)	(157)	(191)	(521)	Net impairment of available-for-sale securities recognized in earnings
	382	175	651	584	Total before tax
	(134)	(61)	(229)	(205)	Tax (expense) or benefit
	248	114	422	379	Net of tax
AOCI related to cash flow hedge relationships
	(1)	—	(1)	(1)	Interest expense — Other debt
	(58)	(76)	(123)	(155)	Expense related to derivatives
	(59)	(76)	(124)	(156)	Total before tax
	21	27	27	55	Tax (expense) or benefit
	(38)	(49)	(97)	(101)	Net of tax
AOCI related to defined benefit plans
	—	1	—	2	Salaries and employee benefits
	—	(1)	—	(1)	Tax (expense) or benefit
	—	—	—	1	Net of tax
Total reclassifications in the period	$210	$65	$325	$279	Net of tax

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges
As shown in “Table 11.1 — Changes in AOCI by Component, Net of Tax,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $0.7 billion and $0.9 billion at June 30, 2015 and June 30, 2014, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been

108	Freddie Mac Form 10-Q

terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $151 million, net of taxes, of the $0.7 billion of cash flow hedge losses in AOCI at June 30, 2015 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 18 years.
Senior Preferred Stock
No cash was received from Treasury under the Purchase Agreement during the three months ended June 30, 2015, because we had positive net worth at March 31, 2015 and, consequently, FHFA did not request a draw on our behalf. At June 30, 2015, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Our quarterly senior preferred stock dividend is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds the applicable Capital Reserve Amount, which was established at $3 billion for 2013 and declines to zero in 2018. Based on our Net Worth Amount at June 30, 2015 and the Capital Reserve Amount of $1.8 billion in 2015, our dividend obligation to Treasury in September 2015 will be $3.9 billion. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion as of both June 30, 2015 and December 31, 2014. See “NOTE 18: REGULATORY CAPITAL” for additional information.
Stock-Based Compensation
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the three and six months ended June 30, 2015, except for issuances of treasury stock relating to stock-based compensation granted prior to conservatorship.
For purposes of the earnings-per-share calculation, all stock options outstanding at June 30, 2015 and June 30, 2014 were out of the money and excluded from the computation of dilutive potential common shares during the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, respectively. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement.
Dividends Declared
No common dividends were declared during the six months ended June 30, 2015. During the three months ended March 31, 2015 and June 30, 2015, we paid dividends of $0.9 billion and $0.7 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the six months ended June 30, 2015.
NOTE 12: INCOME TAXES
Income Tax Expense
For the three months ended June 30, 2015 and the three months ended June 30, 2014, we reported an income tax expense of $1.9 billion and $673 million, respectively, resulting in effective tax rates of 31.4% and 33.1%, respectively. For the six months ended June 30, 2015 and the six months ended June 30, 2014, we reported an income tax expense of $2.2 billion and $2.4 billion, respectively, resulting in effective tax rates of 31.6% and 31.0%, respectively. Our effective tax rate differed from the statutory rate of 35% in these periods primarily due to our recognition of low income housing tax credits.
For a discussion of our significant accounting policies related to income taxes, please see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" and "NOTE 12: INCOME TAXES" in our 2014 Annual Report.
Deferred Tax Assets and Liabilities
We had a net deferred tax asset of $19.5 billion as of both June 30, 2015 and December 31, 2014. At June 30, 2015, our net deferred tax asset consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at June 30, 2015, we determined that it is more likely than not that our net deferred tax asset will be realized. Therefore, a valuation allowance was not necessary.
Unrecognized Tax Benefits and IRS Examinations
We have evaluated all income tax positions and determined that there are no uncertain tax positions that require reserves as of June 30, 2015.
We have finalized the stipulation of settled issues with the IRS and closing agreement for years 1998-2010 related to our tax accounting method for certain hedging transactions. A final decision was entered in U.S. Tax Court in June 2015. For additional information, see “NOTE 17: LEGAL CONTINGENCIES.”

109	Freddie Mac Form 10-Q

NOTE 13: SEGMENT REPORTING
We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS” for additional information about the conservatorship.
We present Segment Earnings by reclassifying certain credit guarantee-related activities and investment-related activities between various line items on our GAAP consolidated statements of comprehensive income and allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments.
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
Segment Earnings
The financial performance of our Single-family Guarantee segment is measured based on its contribution to GAAP net income (loss). Our Investments segment and Multifamily segment are measured based on each segment's contribution to GAAP comprehensive income (loss), which consists of the sum of its contribution to GAAP net income (loss) and GAAP total other comprehensive income (loss), net of taxes. Taxes for the reportable segments are generally calculated by applying our corporate annual effective tax rate to each segment's pre-tax income.
In the second quarter of 2015, we changed our Segment Earnings definition associated with the revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011. As a result of this change, the revenue and expense related to the legislated 10 basis point increase in management and guarantee fee income are now netted within the Single-family Guarantee segment. The purpose of this change is to better reflect how management evaluates the Single-family Guarantee segment. Prior period results have been revised to conform with the current period presentation. We reclassified $187 million and $365 million of Temporary Payroll Tax Cut Continuation Act of 2011 expense into management and guarantee income for the three and six months ended June 30, 2014, respectively.
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
Segment Adjustments
In presenting Segment Earnings management and guarantee income and net interest income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are not reflected in net income (loss) as determined in accordance with GAAP. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. Segment adjustments consist of the following:

•
We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of buy-down fees and credit delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of June 30, 2015, the unamortized balance of buy-down fees was $0.2 billion and the unamortized balance of credit delivery fees was $0.6 billion. We consider such fees to be part of the effective rate of the management and guarantee fee income on guaranteed mortgage loans. These adjustments are necessary to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

•
We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts, as well as buy-up fees, on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of June 30, 2015, the unamortized balance of such premiums and discounts, net was $3.8 billion and the unamortized balance of buy-up fees was $0.3 billion. These adjustments are necessary to reflect the effective yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up fees.

110	Freddie Mac Form 10-Q

The table below presents Segment Earnings by segment.
Table 13.1 — Summary of Segment Earnings and Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$489	$568	$549	$881
Investments	3,207	318	3,387	3,620
Multifamily	473	476	757	894
All Other	—	—	—	(13)
Total Segment Earnings, net of taxes	4,169	1,362	4,693	5,382
Net income	$4,169	$1,362	$4,693	$5,382
Comprehensive income (loss) of segments:
Single-family Guarantee	$489	$568	$548	$881
Investments	3,038	913	3,454	4,694
Multifamily	366	409	630	827
All Other	20	—	27	(13)
Comprehensive income of segments	3,913	1,890	4,659	6,389
Comprehensive income	$3,913	$1,890	$4,659	$6,389

The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.

111	Freddie Mac Form 10-Q

Table 13.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended June 30, 2015
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
	(in millions)
Net interest income	$26	$459	$281	$—	$766	$2,987	$216	$3,203	$3,969
Benefit for credit losses	663	—	17	—	680	177	—	177	857
Non-interest income (loss):
Management and guarantee income(1)	1,398	—	79	—	1,477	(1,312)	(74)	(1,386)	91
Net impairment of available-for-sale securities recognized in earnings	—	96	(9)	—	87	(185)	—	(185)	(98)
Derivative gains (losses)	(1)	3,157	708	—	3,864	(729)	—	(729)	3,135
Gains (losses) on trading securities	—	(271)	(57)	—	(328)	—	—	—	(328)
Gains (losses) on mortgage loans	(665)	—	(259)	—	(924)	—	—	—	(924)
Other non-interest income (loss)	235	1,112	21	—	1,368	(703)	—	(703)	665
Non-interest expense:
Administrative expenses	(329)	(82)	(90)	—	(501)	—	—	—	(501)
REO operations expense	(52)	—	—	—	(52)	—	—	—	(52)
Other non-interest expense	(487)	(2)	(12)	—	(501)	(235)	—	(235)	(736)
Segment adjustments	(74)	216	—	—	142	—	(142)	(142)	—
Income tax expense	(225)	(1,478)	(206)	—	(1,909)	—	—	—	(1,909)
Net income	489	3,207	473	—	4,169	—	—	—	4,169
Changes in unrealized gains (losses) related to available-for-sale securities	—	(207)	(107)	—	(314)	—	—	—	(314)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	38	—	—	38	—	—	—	38
Changes in defined benefit plans	—	—	—	20	20	—	—	—	20
Total other comprehensive income (loss), net of taxes	—	(169)	(107)	20	(256)	—	—	—	(256)
Comprehensive income	$489	$3,038	$366	$20	$3,913	$—	$—	$—	$3,913

112	Freddie Mac Form 10-Q

	Six Months Ended June 30, 2015
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
	(in millions)
Net interest income	$(111)	$1,085	$523	$—	$1,497	$5,722	$397	$6,119	$7,616
Benefit for credit losses	975	—	20	—	995	361	—	361	1,356
Non-interest income (loss):
Management and guarantee income(1)	2,721	—	152	—	2,873	(2,554)	(140)	(2,694)	179
Net impairment of available-for-sale securities recognized in earnings	—	214	(26)	—	188	(379)	—	(379)	(191)
Derivative gains (losses)	(38)	1,729	509	—	2,200	(1,468)	—	(1,468)	732
Gains (losses) on trading securities	—	(226)	(47)	—	(273)	—	—	—	(273)
Gains (losses) on mortgage loans	(1,218)	—	94	—	(1,124)	—	—	—	(1,124)
Other non-interest income	310	1,921	65	—	2,296	(1,225)	—	(1,225)	1,071
Non-interest expense:
Administrative expense	(629)	(163)	(160)	—	(952)	—	—	—	(952)
REO operations expense	(127)	—	—	—	(127)	—	—	—	(127)
Other non-interest expense	(939)	(2)	(23)	—	(964)	(457)	—	(457)	(1,421)
Segment adjustments	(140)	397	—	—	257	—	(257)	(257)	—
Income tax expense	(255)	(1,568)	(350)	—	(2,173)	—	—	—	(2,173)
Net income	549	3,387	757	—	4,693	—	—	—	4,693
Changes in unrealized gains (losses) related to available-for-sale securities	—	(30)	(127)	—	(157)	—	—	—	(157)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	97	—	—	97	—	—	—	97
Changes in defined benefit plans	(1)	—	—	27	26	—	—	—	26
Total other comprehensive income (loss), net of taxes	(1)	67	(127)	27	(34)	—	—	—	(34)
Comprehensive income	$548	$3,454	$630	$27	$4,659	$—	$—	$—	$4,659

113	Freddie Mac Form 10-Q

	Three Months Ended June 30, 2014
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
	(in millions)
Net interest income	$(79)	$726	$250	$—	$897	$2,457	$149	$2,606	$3,503
Benefit for credit losses	398	—	23	—	421	197	—	197	618
Non-interest income (loss):
Management and guarantee income(1)	1,065	—	63	—	1,128	(970)	(76)	(1,046)	82
Net impairment of available-for-sale securities recognized in earnings	—	83	—	—	83	(240)	—	(240)	(157)
Derivative gains (losses)	(25)	(1,124)	112	—	(1,037)	(889)	—	(889)	(1,926)
Gains (losses) on trading securities	—	14	26	—	40	—	—	—	40
Gains (losses) on mortgage loans	(195)	—	156	—	(39)	—	—	—	(39)
Other non-interest income	48	773	141	—	962	(368)	—	(368)	594
Non-interest expense:
Administrative expenses	(275)	(111)	(67)	—	(453)	—	—	—	(453)
REO operations income (expense)	48	—	2	—	50	—	—	—	50
Other non-interest expense	(80)	(2)	(8)	—	(90)	(187)	—	(187)	(277)
Segment adjustments	(76)	149	—	—	73	—	(73)	(73)	—
Income tax expense	(261)	(190)	(222)	—	(673)	—	—	—	(673)
Net income	568	318	476	—	1,362	—	—	—	1,362
Changes in unrealized gains (losses) related to available-for-sale securities	—	546	(67)	—	479	—	—	—	479
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	49	—	—	49	—	—	—	49
Changes in defined benefit plans	—	—	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of taxes	—	595	(67)	—	528	—	—	—	528
Comprehensive income	$568	$913	$409	$—	$1,890	$—	$—	$—	$1,890

114	Freddie Mac Form 10-Q

	Six Months Ended June 30, 2014
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
	(in millions)
Net interest income	$(46)	$1,562	$465	$—	$1,981	$4,732	$300	$5,032	$7,013
Benefit for credit losses	76	—	42	—	118	415	—	415	533
Non-interest income (loss):
Management and guarantee income(1)	2,058	—	121	—	2,179	(1,861)	(158)	(2,019)	160
Net impairment of available-for-sale securities recognized in earnings	—	(132)	—	—	(132)	(389)	—	(389)	(521)
Derivative gains (losses)	(28)	(2,612)	197	—	(2,443)	(1,834)	—	(1,834)	(4,277)
Gains (losses) on trading securities	—	(41)	74	—	33	—	—	—	33
Gains (losses) on mortgage loans	(195)	—	410	—	215	—	—	—	215
Other non-interest income	251	6,410	132	—	6,793	(698)	—	(698)	6,095
Non-interest expense:
Administrative expense	(553)	(235)	(133)	—	(921)	—	—	—	(921)
REO operations income (expense)	(11)	—	2	—	(9)	—	—	—	(9)
Other non-interest expense	(119)	(6)	(13)	(18)	(156)	(365)	—	(365)	(521)
Segment adjustments	(158)	300	—	—	142	—	(142)	(142)	—
Income tax (expense) benefit	(394)	(1,626)	(403)	5	(2,418)	—	—	—	(2,418)
Net income (loss)	881	3,620	894	(13)	5,382	—	—	—	5,382
Changes in unrealized gains (losses) related to available-for-sale securities	—	973	(67)	—	906	—	—	—	906
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	101	—	—	101	—	—	—	101
Changes in defined benefit plans	—	—	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of taxes	—	1,074	(67)	—	1,007	—	—	—	1,007
Comprehensive income	$881	$4,694	$827	$(13)	$6,389	$—	$—	$—	$6,389

(1)	Management and guarantee income is included in other income on our GAAP consolidated statements of comprehensive income.
NOTE 14: FINANCIAL GUARANTEES
We provide financial guarantees to securitization trusts that issue mortgage-related securities backed by single-family mortgage loans, which we consolidate. During the three months ended June 30, 2015 and the six months ended June 30, 2015, we issued approximately $101.2 billion and $180.0 billion, respectively, compared to $57.5 billion and $109.5 billion during the three months ended June 30, 2014 and the six months ended June 30, 2014, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). Our exposure for guarantees to consolidated securitization trusts is generally the UPB of the mortgage loans recorded on our consolidated balance sheets.
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

115	Freddie Mac Form 10-Q

Table 14.1 — Financial Guarantees

	June 30, 2015			December 31, 2014
	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
	(dollars in millions, terms in years)
Non-consolidated Freddie Mac securities	$98,222	$975	38	$87,529	$861	39
Other guarantee commitments	18,071	642	39	26,147	772	39
Derivative instruments	18,924	164	30	21,336	154	31

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

(2)
For non-consolidated Freddie Mac securities and other guarantee commitments, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $81 million and $126 million as of June 30, 2015 and December 31, 2014, respectively, and is included within other liabilities on our consolidated balance sheets.

Non-Consolidated Freddie Mac Securities
During the three months ended June 30, 2015 and the six months ended June 30, 2015, we issued approximately $8.5 billion and $12.9 billion, respectively, compared to $3.9 billion and $7.2 billion during the three months ended June 30, 2014 and the six months ended June 30, 2014, respectively, in UPB of Other Guarantee Transactions, all of which were backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.
For many of the mortgage loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on mortgage loans we guarantee.
Other Guarantee Commitments
We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent mortgage loans that are covered by those agreements. During the six months ended June 30, 2015 and the six months ended June 30, 2014, we issued and guaranteed $2.3 billion and $1.2 billion, respectively, in UPB of long-term standby commitments. These long-term standby commitments totaled $8.2 billion and $16.5 billion in UPB at June 30, 2015 and December 31, 2014, respectively. Periodically, a customer may seek to terminate long-term standby commitments and simultaneously enter into guarantor swap transactions to obtain our PCs backed by many of the same mortgage loans.
We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.6 billion and $9.3 billion in UPB at June 30, 2015 and December 31, 2014, respectively. In addition, as of June 30, 2015 and December 31, 2014, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $0.3 billion and $0.4 billion, respectively.
Liquidity Guarantees
No advances under our liquidity guarantees were outstanding at both June 30, 2015 and December 31, 2014.
NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS
Single-Family Credit Guarantee Portfolio
The table below summarizes the concentration by year of origination and geographic area of the approximately $1.7 trillion in UPB of our single-family credit guarantee portfolio at both June 30, 2015 and December 31, 2014. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2014 Annual Report and "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with mortgage loans and mortgage-related securities that we hold or guarantee.

116	Freddie Mac Form 10-Q

Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	June 30, 2015		December 31, 2014		Percent of Credit Losses Six Months Ended
	Percentage of Portfolio(1)	Serious Delinquency Rate	Percentage of Portfolio(1)	Serious Delinquency Rate	June 30, 2015	June 30, 2014
Year of Origination
2015	8%	—%	N/A	N/A	—%	N/A
2014	12	0.05	12%	0.02%	—	—%
2013	15	0.09	16	0.06	—	—
2012	13	0.09	14	0.09	—	—
2011	5	0.26	6	0.26	—	—
2010	5	0.45	6	0.46	1	1
2009	5	0.86	6	0.92	1	2
Subtotal - New single-family book	63	0.21	60	0.24	2	3
HARP and other relief refinance loans(1)	19	0.70	20	0.75	6	7
2005 to 2008 Legacy single-family book	12	6.54	13	7.59	83	81
Pre-2005 Legacy single-family book	6	2.75	7	3.10	9	9
Total	100%	1.53%	100%	1.88%	100%	100%
Region(2)
West	29%	0.96%	29%	1.23%	12%	12%
Northeast	26	2.38	26	2.81	45	25
North Central	17	1.23	17	1.48	15	21
Southeast	16	1.87	16	2.40	25	38
Southwest	12	0.95	12	1.16	3	4
Total	100%	1.53%	100%	1.88%	100%	100%
State
Arizona, California, Florida, and Nevada(3)	26%	1.42%	26%	1.91%	28%	38%
Illinois, Michigan, and Ohio(4)	10	1.42	10	1.70	12	16
New York and New Jersey(5)	9	3.95	9	4.62	30	10
All other	55	1.26	55	1.53	30	36
Total	100%	1.53%	100%	1.88%	100%	100%

(1)
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

(3)	Represents the four states that had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured using Freddie Mac’s home price index.

(4)	Represents selected states in the North Central region that have experienced adverse economic conditions since 2006.

(5)	Represents two states with a judicial foreclosure process in which there are a significant number of seriously delinquent mortgage loans within our single-family credit guarantee portfolio.
Credit Performance of Certain Higher Risk Single-Family Mortgage Loan Categories
Participants in the mortgage loan market often characterize single-family mortgage loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Many mortgage loan market participants classify single-family mortgage loans with credit characteristics that range between their prime and subprime categories as Alt-A because these mortgage loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. However, there is no universally accepted definition of subprime or Alt-A. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009, we continued to purchase certain amounts of these mortgage loans in cases where the mortgage loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance initiative; or (c) in another refinance mortgage loan initiative and the pre-existing mortgage loan (including Alt-A mortgage loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage loan and the original mortgage loan had been previously identified as Alt-A, such refinance mortgage loan may no longer be categorized or reported as Alt-A in the table below because the new refinance mortgage loan replacing the original mortgage loan would not be identified by the seller/servicer as an Alt-A mortgage loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred.
Although we do not categorize single-family mortgage loans we purchase or guarantee as prime or subprime, we recognize that there are a number of mortgage loan types with certain characteristics that indicate a higher degree of credit risk.

117	Freddie Mac Form 10-Q

For example, a borrower’s credit score is a useful measure for assessing the credit quality of the borrower. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores.
Presented below is a summary of the serious delinquency rates of certain higher-risk categories (based on characteristics of the mortgage loan at origination) of single-family mortgage loans in our single-family credit guarantee portfolio based on UPB. The table includes a presentation of each higher-risk category in isolation. A single mortgage loan may fall within more than one category (for example, an interest-only mortgage loan may also have an original LTV ratio greater than 90%). Mortgage loans with a combination of these attributes will have an even higher risk of delinquency than those with an individual attribute.
Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio		Serious Delinquency Rate
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Interest-only	1%	2%	7.73%	9.36%
Option ARM(2)	—	—	8.79	9.87
Alt-A	3	3	7.51	8.53
Original LTV ratio greater than 90%(3)	16	16	2.16	2.58
Lower credit scores at origination (less than 620)	3	3	7.24	8.57

(1)	Excludes loans underlying certain Other Guarantee Transactions for which data was not available.

(2)
For reporting purposes, mortgage loans within the option ARM category continue to be reported in that category following modification, even though the modified mortgage loan no longer provides for optional payment provisions.

(3)	Includes HARP mortgage loans, which we are required to purchase as part of our participation in the MHA Program.
The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 5% and 6% at June 30, 2015 and December 31, 2014, respectively. An increase in the estimated current LTV ratio of a mortgage loan indicates that the borrower’s equity in the home has declined, and can negatively affect the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family mortgage loans with estimated current LTV ratios greater than 100% was 8.26% and 9.06% as of June 30, 2015 and December 31, 2014, respectively. Mortgage loans in our 2005-2008 Legacy single-family book have been more affected by declines in home prices that have occurred since 2006 than mortgage loans originated in other years. Our 2005-2008 Legacy single-family book comprised approximately 12% of our single-family credit guarantee portfolio, based on UPB at June 30, 2015, and these mortgage loans accounted for approximately 83% of our credit losses during the six months ended June 30, 2015.
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
Multifamily Mortgage Portfolio
The table below summarizes the concentration of multifamily mortgage loans in our multifamily mortgage portfolio by the legal structure of the investments we hold, based on UPB.
Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	June 30, 2015		December 31, 2014
	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
	(dollars in billions)
Legal Structure
Unsecuritized mortgage loans:
Unsecuritized mortgage loans held-for-investment	$36.9	0.03%	$40.9	0.03%
Unsecuritized mortgage loans held-for-sale	17.8	—	12.1	—
K Certificates	87.2	0.01	76.0	0.01
Other Freddie-Mac mortgage-related securities	5.0	—	5.0	0.64
Other guarantee commitments	9.6	—	9.3	—
Total	$156.5	0.01%	$143.3	0.04%

(1)	Based on mortgage loans two monthly payments or more delinquent or in foreclosure.
In the multifamily mortgage portfolio, the primary concentration of credit risk is the legal structure of the investments we hold. Our exposure to credit risk in K Certificates is minimal, as the expected credit risk is absorbed by the subordinate

118	Freddie Mac Form 10-Q

tranches, which are sold to private investors. As a result, our multifamily credit risk is primarily related to mortgage loans that have not been securitized.
Seller/Servicers
We acquire a significant portion of our single-family mortgage loan purchase volume from several large sellers. Our top ten single-family sellers provided approximately 51% of our single-family purchase volume during the six months ended June 30, 2015. Bank of America, N.A. and Wells Fargo Bank, N.A., accounted for 12% and 11%, respectively, of our single-family mortgage loan purchase volume and were the only single-family sellers that comprised 10% or more of our purchase volume during the six months ended June 30, 2015. In recent years, there has been a shift in our purchase volume from depository institutions to non-depository sellers. Some of these non-depository sellers have grown rapidly in recent years and we purchase a significant share of our mortgage loans from them. Our top three non-depository sellers provided approximately 10% of our single-family purchase volume during the six months ended June 30, 2015.
We are exposed to the risk that servicers might fail to service mortgage loans in accordance with our contractual requirements, resulting in increased credit losses. For example, our servicers have an active role in our loss mitigation efforts, including under the servicing alignment initiative and the MHA Program, and therefore, we have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. Since we do not have our own servicing operation, if our servicers lack appropriate controls, experience a failure in their controls, or experience an operating disruption in their ability to service mortgage loans, our business and financial results could be adversely affected.
A significant portion of our single-family mortgage loans are serviced by several large servicers. Our top two single-family mortgage loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 21% and 11%, respectively, of our single-family mortgage loans, and were the only servicers that serviced more than 10% of our mortgage loans, as of June 30, 2015. In recent years, there has been a shift in our servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our mortgage loans. As of June 30, 2015, approximately 10% of our total single-family credit guarantee portfolio was serviced by our three largest non-depository servicers, on a combined basis. Several of these non-depository servicers also service a large share of the mortgage loans underlying our investments in non-agency mortgage-related securities.
Ocwen Financial Corp. (Ocwen) is one of our significant non-depository servicers. During the second quarter of 2015, Ocwen transferred servicing for approximately $19 billion in UPB of mortgage loans owned by Freddie Mac, which represented approximately 42% of Freddie Mac mortgage loans serviced by Ocwen at March 31, 2015.
We acquire our multifamily mortgage loans from a network of approved sellers. Our top three multifamily sellers, CBRE Capital Markets, Inc., Walker & Dunlop, LLC, and Holliday Fenoglio Fowler, L.P., provided approximately 17%, 14%, and 14%, respectively, of our multifamily new business volume during the six months ended June 30, 2015. Our top ten multifamily sellers represented an aggregate of approximately 84% of our multifamily new business volume during the six months ended June 30, 2015.
A significant portion of our multifamily mortgage loans are serviced by several of our large customers. As of June 30, 2015 our top three multifamily servicers, Wells Fargo Bank, N.A., CBRE Capital Markets, Inc., and Berkadia Commercial Mortgage LLC, each serviced more than 10% of our multifamily mortgage portfolio, excluding mortgage loans underlying K Certificates, and together serviced approximately 38% of this portfolio.
Mortgage Insurers
We are exposed to institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgage loans we purchase or guarantee. We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our loan loss reserves. As of June 30, 2015, mortgage insurers provided coverage with maximum loss limits of $61.7 billion, for $241.1 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage loan is covered under both primary and pool insurance. Our top four mortgage insurer counterparties, United Guaranty Residential Insurance Company, Radian Guaranty Inc., Mortgage Guaranty Insurance Corporation, and Genworth Mortgage Insurance Corporation, each accounted for more than 10%, and collectively represented approximately 80% of our overall mortgage insurance coverage at June 30, 2015. Each of our four largest counterparties had a credit rating of BB- or greater, as of June 30, 2015, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent. PMI Mortgage Insurance Co. (PMI), Republic Mortgage Insurance Co., and Triad Guaranty Insurance Corp. (Triad) are no longer rated by either S&P or Moody’s because they are in rehabilitation or under regulatory supervision.
We received proceeds of $0.4 billion and $0.6 billion during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family mortgage loans. We had outstanding receivables from mortgage insurers of $0.3 billion and $0.4 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of June 30, 2015 and December 31, 2014, respectively. The balance of these receivables, net of associated reserves, was approximately $0.2 billion and $0.3 billion at June 30, 2015 and December 31, 2014, respectively.

119	Freddie Mac Form 10-Q

PMI and Triad are both in rehabilitation, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers. As of both June 30, 2015 and December 31, 2014, we had cumulative unpaid deferred payment obligations of $0.4 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
Cash and Other Investments Counterparties
We are exposed to institutional credit risk relating to the potential insolvency of, or non-performance by, counterparties in non-mortgage-related investment agreements and cash equivalent transactions, including those entered into on behalf of our securitization trusts. Our policies require that the issuer be rated as investment grade at the time the financial instrument is purchased. We base the permitted term and dollar limits for each of these transactions on the counterparty's financial strength in order to further mitigate our risk.
Our cash and other investment (including cash equivalents) counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. As of June 30, 2015 and December 31, 2014, including amounts related to our consolidated VIEs, there were $61.3 billion and $71.4 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; and (c) cash deposited with the Federal Reserve Bank of New York. As of June 30, 2015 these included:

•	$21.1 billion of securities purchased under agreements to resell with 15 counterparties that had short-term S&P ratings of A-1 or above;

•	$4.4 billion of securities purchased under agreements to resell with four counterparties that had short-term S&P ratings of A-2;

•
$11.5 billion of securities purchased under agreements to resell with four counterparties that do not have short-term S&P or other third-party credit ratings, but were evaluated under the company's counterparty credit risk system and were determined to be eligible for these transactions (by providing more than 100% in approved collateral);

•	$0.3 billion of cash equivalents invested in Treasury securities; and

•	$23.9 billion of cash deposited with the Federal Reserve Bank of New York (as a non-interest-bearing deposit).
Non-Agency Mortgage-Related Security Issuers and Servicers
We are engaged in various loss mitigation efforts concerning certain investments in non-agency mortgage-related securities. Certain recent developments are discussed below.
In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against a number of corporate families of financial institutions and related defendants alleging securities laws violations and, in some cases, fraud. In March 2015, FHFA’s case against Nomura Holding America, Inc. (or Nomura) went to trial in the U.S. District Court for the Southern District of New York. The trial was completed in April 2015. In May 2015, the judge ruled against Nomura and co-defendant RBS Securities Inc. and ordered the defendants to pay an aggregate of $806 million, of which $779 million will be paid to Freddie Mac. The order also provides for Freddie Mac to transfer the mortgage-related securities at issue in this trial to the defendants. Pursuant to the order, FHFA is seeking to recover certain costs, legal fees and expenses. The defendants have filed a notice of appeal and the Court has stayed enforcement of the judgment during the pendency of the appeal.
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
A significant portion of the single-family mortgage loans underlying our investments in non-agency mortgage-related securities is serviced by non-depository servicers. As of June 30, 2015 and December 31, 2014, approximately $14.9 billion and $17.9 billion, respectively, in UPB of mortgage loans underlying our investments in single-family non-agency mortgage-related securities were serviced by subsidiaries and/or affiliates of Ocwen, and Ocwen was the only non-depository servicer who serviced 10% or more of the UPB underlying our investments in non-agency mortgage-related securities at that date. Ocwen and its subsidiaries and/or affiliates have been the subject of significant adverse regulatory scrutiny, and Ocwen's credit and servicer ratings from various rating agencies have been downgraded.

120	Freddie Mac Form 10-Q

As of June 30, 2015, approximately 11% of our investments in single-family non-agency mortgage-related securities, based on UPB, were serviced by JPMorgan Chase Bank, N.A.
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
Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis
The table below presents our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option, as of June 30, 2015 and December 31, 2014.

121	Freddie Mac Form 10-Q

Table 16.1 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis

	June 30, 2015
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$33,066	$3,143	$—	$36,209
Fannie Mae	—	9,655	104	—	9,759
Ginnie Mae	—	180	2	—	182
CMBS	—	14,049	3,534	—	17,583
Subprime	—	—	15,802	—	15,802
Option ARM	—	—	4,833	—	4,833
Alt-A and other	—	—	4,222	—	4,222
Obligations of states and political subdivisions	—	—	1,627	—	1,627
Manufactured housing	—	—	614	—	614
Total available-for-sale securities, at fair value	—	56,950	33,881	—	90,831
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	15,792	345	—	16,137
Fannie Mae	—	5,684	171	—	5,855
Ginnie Mae	—	12	—	—	12
Other	—	116	3	—	119
Total mortgage-related securities	—	21,604	519	—	22,123
U.S. Treasury securities	9,962	—	—	—	9,962
Total trading securities, at fair value	9,962	21,604	519	—	32,085
Total investments in securities	9,962	78,554	34,400	—	122,916
Mortgage loans:
Held-for-sale, at fair value	—	17,600	—	—	17,600
Derivative assets, net:
Interest-rate swaps	—	5,178	—	—	5,178
Option-based derivatives	—	3,516	—	—	3,516
Other	—	120	12	—	132
Subtotal, before netting adjustments	—	8,814	12	—	8,826
Netting adjustments(1)	—	—	—	(8,334)	(8,334)
Total derivative assets, net	—	8,814	12	(8,334)	492
Other assets:
Guarantee asset, at fair value	—	—	1,652	—	1,652
All other, at fair value	—	—	7	—	7
Total other assets	—	—	1,659	—	1,659
Total assets carried at fair value on a recurring basis	$9,962	$104,968	$36,071	$(8,334)	$142,667
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$36	$—	$—	$36
Other debt, at fair value	—	7,733	—	—	7,733
Derivative liabilities, net:
Interest-rate swaps	—	9,724	—	—	9,724
Option-based derivatives	4	135	—	—	139
Other	—	79	34	—	113
Subtotal, before netting adjustments	4	9,938	34	—	9,976
Netting adjustments(1)	—	—	—	(9,065)	(9,065)
Total derivative liabilities, net	4	9,938	34	(9,065)	911
Total liabilities carried at fair value on a recurring basis	$4	$17,707	$34	$(9,065)	$8,680

122	Freddie Mac Form 10-Q

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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

(1)
Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable. The net cash collateral posted was $1.2 billion and $3.2 billion, respectively, at June 30, 2015 and December 31, 2014. The net interest receivable (payable) of derivative assets and derivative liabilities was $(0.5) billion and $(0.7) billion at June 30, 2015 and December 31, 2014, respectively, which was mainly related to interest rate swaps.

Changes in Fair Value Levels
We monitor the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy and transfer assets and liabilities between Level 1, Level 2, and Level 3 accordingly. Observable

123	Freddie Mac Form 10-Q

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
During the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, our transfers between Level 1 and Level 2 assets and liabilities were less than $1 million.
The table below presents a reconciliation of all assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, including transfers into and out of Level 3 assets and liabilities. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities during the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

124	Freddie Mac Form 10-Q

Table 16.2 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

	Three Months Ended June 30, 2015
		Realized and unrealized gains (losses)
	Balance, March 31, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, June 30, 2015	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,683	$14	$(2)	$12	$624	$—	$(332)	$302	$4	$(150)	$3,143	$(1)
Fannie Mae	113	—	1	1	—	—	—	(7)	—	(3)	104	—
Ginnie Mae	3	—	—	—	—	—	(1)	—	—	—	2	—
CMBS	3,552	(9)	(2)	(11)	—	—	—	(7)	—	—	3,534	(9)
Subprime	17,799	242	92	334	—	—	(1,701)	(630)	—	—	15,802	54
Option ARM	5,276	48	88	136	—	—	(422)	(157)	—	—	4,833	(1)
Alt-A and other	4,788	91	42	133	—	—	(483)	(214)	—	(2)	4,222	36
Obligations of states and political subdivisions	1,827	—	(8)	(8)	—	—	—	(192)	—	—	1,627	—
Manufactured housing	619	—	12	12	—	—	—	(17)	—	—	614	—
Total available-for-sale mortgage-related securities	36,660	386	223	609	624	—	(2,939)	(922)	4	(155)	33,881	79
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	511	(15)	—	(15)	41	19	(10)	(2)	45	(244)	345	(12)
Fannie Mae	139	10	—	10	100	—	(95)	—	23	(6)	171	(2)
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—	—
Other	4	—	—	—	—	—	—	(1)	—	—	3	—
Total trading mortgage-related securities	654	(5)	—	(5)	141	19	(105)	(3)	68	(250)	519	(14)
Other assets:
Guarantee asset(3)	1,569	3	—	3	—	220	—	(140)	—	—	1,652	3
All other, at fair value	6	1	—	1	—	—	—	—	—	—	7	1
Total other assets	1,575	4	—	4	—	220	—	(140)	—	—	1,659	4

		Realized and unrealized (gains) losses
	Balance, March 31, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, June 30, 2015	Unrealized (gains) losses still held
	(in millions)
Liabilities
Net derivatives(4)	$25	$(9)	$—	$(9)	$—	$—	$—	$6	$—	$—	$22	$(8)

125	Freddie Mac Form 10-Q

	Six Months Ended June 30, 2015
		Realized and unrealized gains (losses)
	Balance, January 1, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, June 30, 2015	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$4,231	$25	$(13)	$12	$722	$—	$(394)	$276	$5	$(1,709)	$3,143	$(2)
Fannie Mae	85	—	4	4	—	—	—	(14)	38	(9)	104	—
Ginnie Mae	4	—	—	—	—	—	—	(2)	—	—	2	—
CMBS	3,474	(25)	100	75	—	—	(1)	(14)	—	—	3,534	(25)
Subprime	20,589	527	105	632	—	—	(4,140)	(1,279)	—	—	15,802	77
Option ARM	5,649	120	58	178	—	—	(689)	(305)	—	—	4,833	46
Alt-A and other	5,027	137	31	168	—	—	(572)	(412)	11	—	4,222	75
Obligations of states and political subdivisions	2,198	—	(12)	(12)	—	—	—	(559)	—	—	1,627	—
Manufactured housing	638	(1)	11	10	—	—	—	(34)	—	—	614	(1)
Total available-for-sale mortgage-related securities	41,895	783	284	1,067	722	—	(5,796)	(2,343)	54	(1,718)	33,881	170
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	927	(18)	—	(18)	41	19	(11)	(3)	46	(656)	345	(13)
Fannie Mae	232	10	—	10	100	—	(95)	(1)	23	(98)	171	(1)
Ginnie Mae	1	—	—	—	—	—	(1)	—	—	—	—	—
Other	4	4	—	4	—	—	(4)	(1)	—	—	3	—
Total trading mortgage-related securities	1,164	(4)	—	(4)	141	19	(111)	(5)	69	(754)	519	(14)
Other assets:
Guarantee asset(3)	1,626	(12)	—	(12)	—	314	—	(276)	—	—	1,652	(12)
All other, at fair value	5	2	—	2	—	—	—	—	—	—	7	2
Total other assets	1,631	(10)	—	(10)	—	314	—	(276)	—	—	1,659	(10)

		Realized and unrealized (gains) losses
	Balance, January 1, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, June 30, 2015	Unrealized (gains) losses still held
	(in millions)
Liabilities
Net derivatives(4)	$10	$16	$—	$16	$—	$—	$—	$(4)	$—	$—	$22	$11

126	Freddie Mac Form 10-Q

	Three months ended June 30, 2014
		Realized and unrealized gains (losses)
	Balance, March 31, 2014	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2014	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,443	$(2)	$4	$2	$1,440	$—	$(277)	$(21)	$—	$(695)	$2,892	$—
Fannie Mae	134	—	(1)	(1)	118	—	(55)	(4)	—	(56)	136	—
Ginnie Mae	11	—	—	—	—	—	(6)	—	—	—	5	—
CMBS	3,457	—	109	109	—	—	—	(6)	—	(234)	3,326	—
Subprime	26,540	(104)	578	474	—	—	(2,389)	(334)	—	—	24,291	(135)
Option ARM	6,439	(13)	39	26	—	—	(175)	(59)	—	—	6,231	(17)
Alt-A and other	7,606	87	72	159	—	—	(1,280)	(31)	—	—	6,454	(5)
Obligations of states and political subdivisions	3,276	1	12	13	—	—	(12)	(379)	—	—	2,898	—
Manufactured housing	676	—	11	11	—	—	—	(19)	—	—	668	—
Total available-for-sale mortgage-related securities	50,582	(31)	824	793	1,558	—	(4,194)	(853)	—	(985)	46,901	(157)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	513	(11)	—	(11)	1,676	35	(840)	(11)	—	(110)	1,252	(9)
Fannie Mae	358	(11)	—	(11)	—	—	—	(3)	—	(177)	167	(11)
Ginnie Mae	71	1	—	1	—	—	(70)	(2)	—	—	—	(2)
Other	7	(1)	—	(1)	—	—	—	—	—	—	6	20
Total trading mortgage-related securities	949	(22)	—	(22)	1,676	35	(910)	(16)	—	(287)	1,425	(2)
Other assets:
Guarantee asset(3)	1,558	(17)	—	(17)	—	82	—	(36)	—	—	1,587	(17)
All other, at fair value	12	—	—	—	—	—	—	—	—	—	12	—
Total other assets	1,570	(17)	—	(17)	—	82	—	(36)	—	—	1,599	(17)

		Realized and unrealized (gains) losses
	Balance, March 31, 2014	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2014	Unrealized (gains) losses still held
	(in millions)
Liabilities
Other debt, at fair value	$1,000	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1,000	$—
Net derivatives(4)	36	(8)	—	(8)	—	—	—	30	—	—	58	20

127	Freddie Mac Form 10-Q

	Six months ended June 30, 2014
		Realized and unrealized gains (losses)
	Balance, January 1, 2014	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2014	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,939	$(2)	$2	$—	$2,046	$—	$(1,010)	$(44)	$3	$(42)	$2,892	$—
Fannie Mae	131	—	(1)	(1)	118	—	(55)	(7)	—	(50)	136	—
Ginnie Mae	12	—	—	—	—	—	(6)	(2)	1	—	5	—
CMBS	3,109	—	227	227	—	—	—	(10)	—	—	3,326	—
Subprime	27,499	(402)	1,488	1,086	—	—	(3,205)	(1,089)	—	—	24,291	(457)
Option ARM	6,574	(29)	3	(26)	—	—	(175)	(142)	—	—	6,231	(33)
Alt-A and other	8,706	172	136	308	—	—	(2,388)	(172)	—	—	6,454	(31)
Obligations of states and political subdivisions	3,495	1	71	72	1	—	(13)	(657)	—	—	2,898	—
Manufactured housing	684	—	21	21	—	—	—	(37)	—	—	668	—
Total available-for-sale mortgage-related securities	52,149	(260)	1,947	1,687	2,165	—	(6,852)	(2,160)	4	(92)	46,901	(521)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	343	(17)	—	(17)	1,982	35	(1,005)	(19)	—	(67)	1,252	(38)
Fannie Mae	221	(19)	—	(19)	—	—	—	(5)	—	(30)	167	(19)
Ginnie Mae	74	—	—	—	—	—	(70)	(4)	—	—	—	(2)
Other	8	(1)	—	(1)	—	—	—	(1)	—	—	6	(1)
Total trading mortgage-related securities	646	(37)	—	(37)	1,982	35	(1,075)	(29)	—	(97)	1,425	(60)
Other assets:
Guarantee asset(3)	1,611	(104)	—	(104)	—	148	—	(68)	—	—	1,587	(104)
All other, at fair value	9	3	—	3	—	—	—	—	—	—	12	3
Total other assets	1,620	(101)	—	(101)	—	148	—	(68)	—	—	1,599	(101)

		Realized and unrealized (gains) losses
	Balance, January 1, 2014	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2014	Unrealized (gains) losses still held
	(in millions)
Liabilities
Other debt, at fair value	$1,528	$(7)	$—	$(7)	$—	$—	$—	$(521)	$—	$—	$1,000	$—
Net derivatives(4)	325	(30)	—	(30)	—	—	—	44	—	(281)	58	14

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

(2)
Transfers out of Level 3 during the three and six months ended June 30, 2015 consist primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Transfers into Level 3 during the three and six months ended June 30, 2015 consist primarily of certain mortgage-related securities due to a lack of market activity and relevant price quotes from dealers and third-party pricing services.

(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of comprehensive income.

(4)	Amounts are prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

128	Freddie Mac Form 10-Q

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
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014, respectively.
Table 16.3 — Assets on Our Consolidated Balance Sheets Measured at Fair Value on a Non-Recurring Basis

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$197	$6,117	$6,314	$—	$80	$8,962	$9,042
REO, net(2)	—	—	981	981	—	—	1,665	1,665
Total assets measured at fair value on a non-recurring basis	$—	$197	$7,098	$7,295	$—	$80	$10,627	$10,707

(1)
Includes impaired mortgage loans that are classified as held-for-investment and have been measured for impairment based on the fair value of the underlying collateral, and held-for-sale mortgage loans where the fair value is below cost.

(2)
Represents the fair value of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was reduced to fair value of $1.0 billion, less estimated costs to sell of $63 million (or approximately $0.9 billion) at June 30, 2015. The carrying amount of REO, net was reduced to fair value of $1.7 billion, less estimated costs to sell of $109 million (or approximately $1.6 billion) at December 31, 2014.

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
During the three months ended June 30, 2015, we changed our valuation technique related to single-family mortgage loans held-for-sale, and the new technique is discussed below.
Mortgage Loans, Held-for-Sale
Mortgage loans, held-for-sale include certain deeply delinquent single-family loans accounted for at the lower-of-cost-or-fair-value on a non-recurring basis. Our single-family mortgage loans, held-for-sale are primarily valued using dealer quotes for these and similar whole loans, stratified by loan-to-value ratio and geographic location of the underlying property. The loan-to-value ratios are based on broker price opinions, which consider the physical condition of the property and use comparable sales and other market data in determining the value. These loans are classified as Level 3 because the underlying assumptions regarding market pricing of delinquent loans are unobservable due to the low volume and level of activity in this market.
Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3) as of June 30, 2015 and December 31, 2014.

129	Freddie Mac Form 10-Q

Table 16.4 — Quantitative Information about Recurring Level 3 Fair Value Measurements for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value

	June 30, 2015
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac		$2,331	Discounted cash flows	OAS	(148) - 503 bps	92 bps
		568	Risk metric	Effective duration(1)	(0.07) - 14.12 years	3.89 years
		244	Other
Total Freddie Mac	$36,209	3,143
Fannie Mae		82	Median of external sources	External pricing sources	$107.3 - $109.4	$108.6
		22	Discounted cash flows	OAS	(194) - 1,071 bps	56 bps
Total Fannie Mae	9,759	104
Ginnie Mae		2	Discounted cash flows
Total Ginnie Mae	182	2
CMBS		1,968	Single external source	External pricing source	$106.0 - $106.0	$106.0
		1,277	Risk metric	Effective duration(1)	5.87 - 10.10 years	8.86 years
		289	Other
Total CMBS	17,583	3,534
Subprime, option ARM, and Alt-A:
Subprime		14,858	Median of external sources	External pricing sources	$73.5 - $78.3	$75.9
		944	Other
Total subprime	15,802	15,802
Option ARM		4,227	Median of external sources	External pricing sources	$66.3 - $71.9	$69.0
		606	Other
Total option ARM	4,833	4,833
Alt-A and other		3,232	Median of external sources	External pricing sources	$84.7 - $88.3	$86.5
		636	Single external source	External pricing source	$82.4 - $82.4	$82.4
		354	Other
Total Alt-A and other	4,222	4,222
Obligations of states and political subdivisions		1,463	Median of external sources	External pricing sources	$101.1 - $101.7	$101.4
		164	Other
Total obligations of states and political subdivisions	1,627	1,627
Manufactured housing		614	Median of external sources	External pricing sources	$90.9 - $93.5	$92.4
Total manufactured housing	614	614
Total available-for-sale mortgage-related securities	90,831	33,881
Trading, at fair value
Mortgage-related securities
Freddie Mac		236	Discounted cash flows	OAS	(269) - 1,542 bps	57 bps
		25	Risk Metrics	Effective duration(1)	0.08 - 0.75 years	0.23 years
		5	Single external source	External pricing source	$0.6 - $0.6	$0.6
		79	Other
Total Freddie Mac	16,137	345
Fannie Mae		149	Discounted cash flows	OAS	(1,574) - 596 bps	(303) bps
		22	Other
Total Fannie Mae	5,855	171
Ginnie Mae	12	—
Other		3	Other
Total other	119	3
Total trading mortgage-related securities	22,123	519
Total investments in securities	$112,954	$34,400
Other assets:
Guarantee asset, at fair value		$1,446	Discounted cash flows	OAS	17 - 198 bps	53 bps
		206	Median of external sources	External pricing sources	$10.7 - $25.0	$16.7
Total guarantee asset, at fair value	$1,652	1,652
All other, at fair value		7	Other
Total all other, at fair value	7	7
Total other assets	1,659	1,659
Liabilities
Net derivatives		22	Other
Total net derivatives	419	22

130	Freddie Mac Form 10-Q

	December 31, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
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
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a non-recurring basis using unobservable inputs (Level 3) as of June 30, 2015 and December 31, 2014.

131	Freddie Mac Form 10-Q

Table 16.5 — Quantitative Information about Non-Recurring Level 3 Fair Value Measurements for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value

	June 30, 2015
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans	$6,314	$6,117
			Internal model	Historical sales proceeds	$3,000 - $738,864	$162,136
			Internal model	Housing sales index	41 - 380 bps	84 bps
			Third-party appraisal	Property value	$6 million - $30 million	$23 million
			Income capitalization(1)	Capitalization rates	6% - 11%	7%
			Median of external sources	External pricing sources	$40.4 - $95.4	$72.9
REO, net	$981	$981
			Internal model	Historical sales proceeds	$3,000 - $626,005	$150,854
			Internal model	Housing sales index	41 - 380 bps	83 bps

	December 31, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans	$8,962	$8,962
			Internal model	Historical sales proceeds	$3,000 - $896,519	$162,556
			Internal model	Housing sales index	38 - 294 bps	82 bps
			Third-party appraisal	Property value	$11 million - $44 million	$31 million
			Income capitalization(1)	Capitalization rates	6%- 9%	7%
REO, net	$1,665	$1,665
			Internal model	Historical sales proceeds	$3,008 - $896,519	$154,165
			Internal model	Housing sales index	38 - 294 bps	82 bps

(1)
The predominant valuation technique used for multifamily mortgage loans. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.

Fair Value of Financial Instruments
The table below presents the carrying value and estimated fair value of our financial instruments as of June 30, 2015 and December 31, 2014.

132	Freddie Mac Form 10-Q

Table 16.6 — Fair Value of Financial Instruments

	June 30, 2015
		Fair Value
	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$5,461	$5,461	$—	$—	$—	$5,461
Restricted cash and cash equivalents	18,792	18,792	—	—	—	18,792
Federal funds sold and securities purchased under agreements to resell	37,041	—	37,041	—	—	37,041
Investments in securities:
Available-for-sale, at fair value	90,831	—	56,950	33,881	—	90,831
Trading, at fair value	32,085	9,962	21,604	519	—	32,085
Total investments in securities	122,916	9,962	78,554	34,400	—	122,916
Mortgage loans:
Mortgage loans held by consolidated trusts	1,586,188	—	1,419,714	181,302	—	1,601,016
Unsecuritized mortgage loans	140,775	—	30,952	111,523	—	142,475
Total mortgage loans	1,726,963	—	1,450,666	292,825	—	1,743,491
Derivative assets, net	492	—	8,814	12	(8,334)	492
Guarantee asset	1,652	—	—	1,861	—	1,861
Advances to lenders	990	—	990	—	—	990
Total financial assets	$1,914,307	$34,215	$1,576,065	$329,098	$(8,334)	$1,931,044
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,515,132	$—	$1,587,920	$897	$—	$1,588,817
Other debt	413,937	—	409,560	11,328	—	420,888
Total debt, net	1,929,069	—	1,997,480	12,225	—	2,009,705
Derivative liabilities, net	911	4	9,938	34	(9,065)	911
Guarantee obligation	1,608	—	—	3,034	—	3,034
Total financial liabilities	$1,931,588	$4	$2,007,418	$15,293	$(9,065)	$2,013,650

	December 31, 2014
		Fair Value
	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$10,928	$10,928	$—	$—	$—	$10,928
Restricted cash and cash equivalents	8,535	8,535	—	—	—	8,535
Federal funds sold and securities purchased under agreements to resell	51,903	—	51,903	—	—	51,903
Investments in securities:
Available-for-sale, at fair value	106,550	—	64,655	41,895	—	106,550
Trading, at fair value	30,437	6,682	22,591	1,164	—	30,437
Total investments in securities	136,987	6,682	87,246	43,059	—	136,987
Mortgage loans:
Mortgage loans held by consolidated trusts	1,558,094	—	1,387,412	197,896	—	1,585,308
Unsecuritized mortgage loans	142,486	—	22,305	119,157	—	141,462
Total mortgage loans	1,700,580	—	1,409,717	317,053	—	1,726,770
Derivative assets, net	822	5	9,912	27	(9,122)	822
Guarantee asset	1,626	—	—	1,837	—	1,837
Total financial assets	$1,911,381	$26,150	$1,558,778	$361,976	$(9,122)	$1,937,782
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,479,473	$—	$1,521,508	$1,364	$—	$1,522,872
Other debt	450,069	—	444,748	13,371	—	458,119
Total debt, net	1,929,542	—	1,966,256	14,735	—	1,980,991
Derivative liabilities, net	1,963	28	13,495	37	(11,597)	1,963
Guarantee obligation	1,623	—	—	3,127	—	3,127
Total financial liabilities	$1,933,128	$28	$1,979,751	$17,899	$(11,597)	$1,986,081
Valuation Techniques for Assets and Liabilities Not Measured on Our Consolidated Balance Sheets at Fair Value, but for Which the Fair Value is Disclosed
HARP Loans
For loans that have been refinanced under HARP, we value our guarantee obligation using the management and guarantee fees currently charged by us under that initiative. HARP loans valued using this technique are classified as Level 2, as the fees

133	Freddie Mac Form 10-Q

charged by us are observable. If, subsequent to delivery, the refinanced loan no longer qualifies for purchase based on current underwriting standards (such as becoming past due or being modified), the fair value of the guarantee obligation is then measured using our internal credit models or the median of external sources, if the loan’s principal market has changed to the whole loan market. HARP loans valued using either of these techniques are classified as Level 3 as significant inputs are unobservable. The majority of our HARP loans are classified as Level 2.
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends (currently scheduled for December 31, 2016), the beneficial pricing afforded to HARP loans will no longer be reflected in the pricing structure of our management and guarantee fees. If these benefits were not reflected in the pricing for these loans, the fair value of our mortgage loans would have decreased by $16.6 billion and $19.1 billion as of June 30, 2015 and December 31, 2014, respectively. The total fair value of the loans in our portfolio that reflects the pricing afforded to HARP loans as of June 30, 2015 and December 31, 2014 is $101.1 billion and $119.8 billion, respectively.
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
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option as of June 30, 2015 and December 31, 2014.
Table 16.7 — Difference between Fair Value and Unpaid Principal Balance for Certain Financial Instruments with Fair Value Option Elected

	June 30, 2015		December 31, 2014
	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term
	(in millions)
Fair value	$17,600	$7,733	$12,130	$5,820
Unpaid principal balance	17,509	7,657	11,872	5,896
Difference	$91	$76	$258	$(76)
Changes in Fair Value under the Fair Value Option Election
We recorded gains (losses) of $(254) million and $156 million during the three months ended June 30, 2015 and the three months ended June 30, 2014, respectively, and $99 million and $410 million during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively, from the change in fair value on multifamily held-for-sale mortgage loans recorded at fair value in other income in our consolidated statements of comprehensive income.
Gains (losses) on debt securities with the fair value option elected were $44 million and $(129) million during the three months ended June 30, 2015 and the three months ended June 30, 2014, respectively, and $(145) million and $(178) million during the six months ended June 30, 2015 and the six months ended June 30, 2014, respectively, and were recorded in other income in our consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material during the three and six months ended June 30, 2015 and the three and the six months ended June 30, 2014 for any assets or liabilities for which we elected the fair value option.
NOTE 17: LEGAL CONTINGENCIES
We are involved as a party in a variety of legal and regulatory proceedings arising from time to time in the ordinary course of business including, among other things, contractual disputes, personal injury claims, employment-related litigation and other legal proceedings incidental to our business. We are frequently involved, directly or indirectly, in litigation involving mortgage loan foreclosures. From time to time, we are also involved in proceedings arising from our termination of a seller/servicer’s eligibility to sell mortgage loans to, and/or service mortgage loans for, us. In these cases, the former seller/servicer sometimes seeks damages against us for wrongful termination under a variety of legal theories. In addition, we are sometimes sued in connection with the origination or servicing of mortgage loans. These suits typically involve claims alleging wrongful actions of seller/servicers. Our contracts with our seller/servicers generally provide for indemnification of Freddie Mac against liability arising from seller/servicers' wrongful actions with respect to mortgage loans sold to or serviced for Freddie Mac.
Litigation and claims resolution are subject to many uncertainties and are not susceptible to accurate prediction. In accordance with the accounting guidance for contingencies, we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable (as defined in such guidance) and the amount of the loss can be reasonably estimated.

134	Freddie Mac Form 10-Q

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
IRS Litigation
In 2010 and 2011, we received Statutory Notices from the IRS assessing a total of $3.0 billion of additional income taxes and penalties for the 1998 to 2007 tax years. We filed a petition with the U.S. Tax Court in October 2010 in response to the Statutory Notices for the 1998 to 2005 tax years and, in 2012, paid the tax assessed in the Statutory Notices for the years 2006 and 2007 of $36 million. In the fourth quarter of 2012 we reached an agreement in principle with the IRS for all years, including 2006 and 2007, to favorably resolve the matters in dispute and reduced the previously unrecognized tax benefits to zero. We have finalized the stipulation of settled issues and closing agreement for years 1998-2010 related to our tax accounting method for certain hedging transactions. A final decision was entered in U.S. Tax Court in June 2015.

135	Freddie Mac Form 10-Q

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

136	Freddie Mac Form 10-Q

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
The table below summarizes our minimum capital requirements and deficits and net worth.
Table 18.1 — Net Worth and Minimum Capital

	June 30, 2015	December 31, 2014
	(in millions)
GAAP net worth	$5,713	$2,651
Core capital (deficit)(1)(2)	$(68,319)	$(71,415)
Less: Minimum capital requirement(1)	19,474	20,090
Minimum capital surplus (deficit)(1)	$(87,793)	$(91,505)

(1)	Core capital and minimum capital figures for June 30, 2015 are estimates. FHFA is the authoritative source for our regulatory capital.

(2)
Core capital excludes certain components of GAAP total equity (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

At June 30, 2015, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. As of June 30, 2015, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. We paid quarterly dividends of $0.9 billion and $0.7 billion on the senior preferred stock in cash in March 2015 and June 2015, respectively, at the direction of the Conservator.
NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS
The table below presents the significant components of other income (loss) and other expense on our consolidated statements of comprehensive income.

137	Freddie Mac Form 10-Q

Table 19.1 — Significant Components of Other Income (Loss) and Other Expense on Our Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements(1)	$—	$364	$—	$4,897
Gains (losses) on mortgage loans	(924)	(39)	(1,124)	215
Other	356	167	567	421
Total other income (loss)	$(568)	$492	$(557)	$5,533

Other expense:
Property tax and insurance expense on held-for-sale loans	$(401)	$(62)	$(761)	$(62)
Other	(100)	(28)	(203)	(94)
Total other expense	$(501)	$(90)	$(964)	$(156)

(1)
Settlement agreements primarily related to lawsuits regarding our investments in certain non-agency mortgage-related securities is a significant component of other income during the three and six months ended June 30, 2014. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers” in our 2014 Annual Report.

The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.
Table 19.2 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(in millions)
Other assets:
Accounts and other receivables(1)	$4,544	$3,899
Current income tax receivable	—	1,048
Guarantee asset	1,652	1,626
All other	2,099	1,121
Total other assets	$8,295	$7,694
Other liabilities:
Servicer liabilities	$1,540	$1,847
Guarantee obligation	1,608	1,623
Accounts payable and accrued expenses	1,345	803
All other	1,037	785
Total other liabilities	$5,530	$5,058

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

138	Freddie Mac Form 10-Q

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 17: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.
In addition, a number of lawsuits have been filed against the U.S. government relating to conservatorship and the Purchase Agreement. For information on these lawsuits, see “LEGAL PROCEEDINGS — Litigation Against the U.S. Government Concerning Conservatorship and the Purchase Agreement” in our 2014 Annual Report and "LEGAL PROCEEDINGS" in our Form 10-Q for the quarter ended March 31, 2015. On May 28, 2015, a similar lawsuit was filed in the U.S. District Court for the Northern District of Iowa against FHFA, the Director of FHFA, and Treasury. This new lawsuit seeks to invalidate the net worth sweep dividend provisions of the senior preferred stock. Freddie Mac is not a party to any of these lawsuits.
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
No stock options were exercised during the three months ended June 30, 2015. See “NOTE 11: STOCKHOLDERS’ EQUITY” in our 2014 Annual Report for more information.
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

139	Freddie Mac Form 10-Q

ITEM 5. OTHER INFORMATION
Executive Management Compensation Program for 2015
On August 3, 2015, FHFA approved the final program document for the 2015 Executive Management Compensation Program (2015 EMCP). The 2015 EMCP replaces the 2014 Executive Management Compensation Program (2014 EMCP). The 2015 EMCP is substantially similar to the 2014 EMCP, which is described in our 2014 Annual Report. The 2015 EMCP program document incorporates the previously disclosed changes to the 2014 EMCP concerning: (a) retirement eligibility, as described in “ITEM 9B — OTHER INFORMATION —  Executive Management Compensation Program” in our 2014 Annual Report; and (b) the participation of Freddie Mac’s Chief Executive Officer, as described in the Form 8-K filed on July 1, 2015.
A copy of the 2015 EMCP is filed as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference.
Supplemental Executive Retirement Plan II
On August 3, 2015, FHFA approved an amendment to Freddie Mac’s Supplemental Executive Retirement Plan II (SERP II). The amendment revises the definition of a “Qualifying Termination” under SERP II so that participants in SERP II, which include certain of Freddie Mac’s named executive officers, will receive pro-rated plan contributions for the year in which either a retirement or involuntary not-for-cause termination occurs. For this purpose, the definition of “Retirement” has been revised to mean termination of employment on or after attainment of age 62, or on or after attainment of age 55 with at least 10 years of service. Under the amendment, a Qualifying Termination will include retirement and any involuntary termination of employment, unless the employee is terminated in certain specified circumstances, including for lack of good faith efforts to perform to the best of his or her ability or for engaging in significant misconduct.
A copy of the amendment to SERP II is filed as Exhibit 10.3 to this Form 10-Q and is incorporated herein by reference.
ITEM 6. EXHIBITS
The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

140	Freddie Mac Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: August 4, 2015

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: August 4, 2015

141	Freddie Mac Form 10-Q

GLOSSARY
This Glossary includes acronyms and defined terms that are used throughout this report.
2005-2008 Legacy single-family book — Consists of mortgage loans in our single-family credit guarantee portfolio that were originated from 2005 through 2008.
ACIS — Agency Credit Insurance Structure — A risk transfer program through which we obtain insurance policies (typically underwritten by a panel of insurers and reinsurers) that obligate the counterparties to reimburse us for specified credit events (based on either actual losses or calculated losses using a predefined formula) up to an aggregate limit that are incurred on our first loss and/or mezzanine loss positions associated with STACR debt note transactions in exchange for our payment of periodic premiums.
Administration — Executive branch of the U.S. government.
Agency securities — Generally refers to mortgage-related securities issued by the GSEs or government agencies.
Alt-A mortgage loan — Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family mortgage loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. In determining our Alt-A exposure on mortgage loans underlying our single-family credit guarantee portfolio, we classified mortgage loans as Alt-A if the lender that delivers them to us classified the loans as Alt-A, or if the loans had reduced documentation requirements as well as a combination of certain credit characteristics and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. In the event we purchase a refinance mortgage loan in either our relief refinance initiative or in another mortgage refinance initiative and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this report and our other financial reports because the new refinance loan replacing the original loan would not be identified by the servicer as an Alt-A mortgage loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. For non-agency mortgage-related securities that are backed by Alt-A mortgage loans, we categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions.
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
Cash and other investments portfolio — Our cash and other investments portfolio consists of our cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, and investments in non-mortgage-related securities.
CCO — Chief Compliance Officer
CERO — Chief Enterprise Risk Officer
CFPB — Consumer Financial Protection Bureau
CFTC — Commodity Futures Trading Commission
Charge-Offs, gross — Represent the carrying amount of a mortgage loan that has been discharged in order to remove the loan or a portion of the loan from our consolidated balance sheet due to management's determination that the loan is uncollectible. Historically, our charge-offs primarily resulted from foreclosure transfers and short sales. Charge-offs are generally calculated as the recorded investment of a mortgage loan at the date it is deemed uncollectible less the estimated value in final disposition or actual net sales in a short sale.
Charter — The Federal Home Loan Mortgage Corporation Act, as amended, 12 U.S.C. § 1451 et seq.
CMBS — Commercial mortgage-backed security — A security backed by mortgage loans on commercial property (often including multifamily rental properties) rather than one-to-four family residential real estate. Although the mortgage loan pools underlying CMBS can include mortgage loans financing multifamily properties and commercial properties, such as office buildings and hotels, the classes of CMBS that we hold receive distributions of scheduled cash flows only from multifamily properties. Military housing revenue bonds are included as CMBS within investments-related disclosures. We have not identified CMBS as either subprime or Alt-A securities.
Comprehensive income (loss) — Consists of net income (loss) plus total other comprehensive income (loss).

142	Freddie Mac Form 10-Q

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
Actual high-cost area loan limits are set by FHFA for each county (or equivalent), and the loan limit for specific high-cost areas may be lower than the maximum amounts. We refer to mortgage loans that we have purchased with UPB exceeding the base conforming loan limit (i.e., $417,000) as conforming jumbo loans.
Beginning in 2008, pursuant to a series of laws, our loan limits in certain high-cost areas were increased temporarily above the limits that otherwise would have been applicable (up to $729,750 for a one-family residence). The latest of these increases expired on September 30, 2011.
Conservator — The Federal Housing Finance Agency, acting in its capacity as Conservator of Freddie Mac.
Credit score — Credit score data is based on FICO scores, a credit scoring system developed by Fair, Isaac and Co. FICO scores are currently the most commonly used credit scores. FICO scores are ranked on a scale of approximately 300 to 850 points with a higher value indicating a lower likelihood of credit default. Although we obtain updated credit information on certain borrowers after the origination of a mortgage loan, such as those borrowers seeking a modification, the scores presented in our reports represent the credit score of the borrower at the time of loan origination or our purchase and may not be indicative of the current creditworthiness of the borrower.
Credit enhancement — Any number of different financial arrangements that are designed to reduce credit risk by partially or fully compensating an investor in the event of certain financial losses. Examples of credit enhancements include mortgage insurance, credit risk transfer transactions, overcollateralization, indemnification agreements, and government guarantees.
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
Delinquency — A failure to make timely payments of principal or interest on a mortgage loan. For single-family mortgage loans, we generally report delinquency rate information based on the number of loans that are seriously delinquent. For multifamily loans, we report delinquency rate information based on the UPB of mortgage loans that are two monthly payments or more past due or in the process of foreclosure. Mortgage loans that have been modified are not counted as delinquent as long as the borrower is not delinquent under the modified terms.
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
Fixed-rate mortgage — Refers to a mortgage loan originated at a specific rate of interest that remains constant over the life of the loan. For purposes of presentation in this report and elsewhere in our reporting, we have categorized a number of modified mortgage loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment

143	Freddie Mac Form 10-Q

provisions. In these cases, while the terms of the modified mortgage loans provide for the interest rate to adjust in the future, such future rates are determined at the time of the modification rather than at a subsequent date.
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
Ginnie Mae — Government National Mortgage Association, which guarantees the timely payment of principal and interest on mortgage-related securities backed by federally insured or guaranteed mortgage loans, primarily those insured by FHA or guaranteed by the VA.
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
HARP — Home Affordable Refinance Program — Refers to the effort under the MHA Program that seeks to help eligible borrowers with existing mortgage loans that are guaranteed by us or Fannie Mae to refinance into loans with more affordable monthly payments and/or fixed-rate terms without obtaining new mortgage insurance in excess of the insurance coverage, if any, that was already in place. Originally, only borrowers who had mortgages sold to Freddie Mac or Fannie Mae with note dates on or before May 31, 2009 with current LTV ratios above 80% (and up to 125%) were eligible to refinance their mortgages under the program. In October 2011, HARP was expanded to allow eligible borrowers who have mortgages with current LTV ratios above 125% to refinance under the program. The relief refinance initiative, under which we also allow borrowers with LTV ratios of 80% and below to participate, is our implementation of HARP for our mortgage loans.
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
Legacy single-family books — Consists of our 2005-2008 Legacy single-family book and our Pre-2005 Legacy single-family book.
LIBOR — London Interbank Offered Rate

144	Freddie Mac Form 10-Q

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
LTV ratio — Loan-to-value ratio — The ratio of the unpaid principal amount of a mortgage loan to the value of the property that serves as collateral for the loan, expressed as a percentage. Mortgage loans with high LTV ratios generally tend to have a higher risk of default and, if a default occurs, a greater risk that the amount of the gross loss will be high compared to loans with lower LTV ratios. We report LTV ratios based solely on the amount of the loan purchased or guaranteed by us, generally excluding any second-lien mortgages (unless we own or guarantee the second lien).
Management and guarantee fee — The fee that we receive for managing and guaranteeing the payment of principal and interest to mortgage security investors, which consists primarily of a combination of fees paid on a monthly basis, as a percentage of the UPB of the underlying mortgage loans, and initial upfront payments, such as delivery fees.
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
Monoline - Companies that provide credit insurance principally covering securitized assets in both the primary insurance and secondary markets.
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
Multifamily new business activity — Represents mortgage loan purchases and issuances of: (a) other guarantee commitments; (b) Other Structured Securities; and (c) certain Other Guarantee Transactions by the Multifamily segment. Excludes issuances of K Certificates.
Net worth (deficit) — The amount by which our total assets exceed (or are less than) our total liabilities as reflected on our consolidated balance sheets prepared in conformity with GAAP.
Net worth sweep dividend, Net Worth Amount, and Capital Reserve Amount — For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment on the senior preferred stock will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury’s commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the

145	Freddie Mac Form 10-Q

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
Original LTV Ratio — A credit measure for mortgage loans, calculated as the UPB of the mortgage loan we guarantee including any credit-enhanced portion, divided by the lesser of the appraised value of the property at the time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. The existence of a second-lien mortgage reduces the borrower’s equity in the home and, therefore, can increase the risk of default and the amount of the gross loss if a default occurs.
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
PCs — Participation Certificates — Securities that we issue as part of a securitization transaction. Typically we purchase mortgage loans from sellers, place a pool of loans into a PC trust and issue PCs from that trust. The PCs are generally transferred to the seller of the mortgage loans in consideration of the loans or are sold to third-party investors or retained by us if we purchased the mortgage loans for cash.
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

146	Freddie Mac Form 10-Q

Purchase Agreement / Senior Preferred Stock Purchase Agreement — An agreement the Conservator, acting on our behalf, entered into with Treasury on September 7, 2008, relating to Treasury's purchase of senior preferred stock, which was subsequently amended and restated on September 26, 2008 and further amended on May 6, 2009, December 24, 2009, and August 17, 2012.
Recorded Investment — The dollar amount of a mortgage loan recorded on our consolidated balance sheets, excluding any valuation allowance, such as the allowance for loan losses, but which does reflect direct write-downs of the investment. Recorded investment excludes accrued interest income.
Recoveries of charge-offs — Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers, or third parties through certain credit enhancements or we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative.
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
S&P — Standard & Poor’s
SEC — Securities and Exchange Commission
Secondary mortgage market — A market consisting of institutions engaged in buying and selling mortgages in the form of whole loans (i.e., mortgage loans that have not been securitized) and mortgage-related securities. We participate in the secondary mortgage market by issuing guaranteed mortgage-related securities, principally PCs, and by purchasing mortgage loans and mortgage-related securities for investment.
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
Single-family credit guarantee portfolio — Consists of unsecuritized single-family mortgage loans, single-family mortgage loans held by consolidated trusts, and single-family mortgage loans underlying non-consolidated Other Guarantee Transactions and loans covered by other guarantee commitments. Excludes our REMICs and Other Structured Securities that are backed by Ginnie Mae Certificates and our guarantees under the HFA initiative because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.
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

147	Freddie Mac Form 10-Q

mortgage loans. An interest-only strip entitles the security holder to interest cash flows, but no principal cash flows, from the underlying mortgage loans.
Subprime — Participants in the mortgage market may characterize single-family mortgage loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Subprime generally refers to the credit risk classification of a loan. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Such characteristics might include, among other factors, a combination of high LTV ratios, low credit scores or originations using lower underwriting standards, such as limited or no documentation of a borrower’s income. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. Notwithstanding our historical characterizations of the single family credit guarantee portfolio, certain security collateral underlying our Other Guarantee Transactions has been identified as subprime based on information provided to Freddie Mac when the transactions were entered into. We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions.
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
Treasury — U.S. Department of the Treasury
UPB — Unpaid principal balance — Mortgage loan UPB amounts in this report have not been reduced by charge-offs recognized prior to the loan being subject to a foreclosure transfer, deed in lieu of foreclosure, or short sale transaction.
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
Workout, or mortgage loan workout — A workout is either a home retention action, which is either a loan modification, repayment plan, or forbearance agreement or a foreclosure alternative, which is either a short sale or a deed in lieu of foreclosure.
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

148	Freddie Mac Form 10-Q

over time. Likewise, if a mortgage asset is purchased when the yield curve is steep (i.e., short-term interest rates lower than long-term interest rates), our net interest yield on the asset will tend to be higher initially and then decrease over time.

149	Freddie Mac Form 10-Q

EXHIBIT INDEX

Exhibit No.	Description*
3.1
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 13, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on July 15, 2015)

10.1
PC Master Trust Agreement, dated April 23, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2015, as filed on May 5, 2015)

10.2	2015 Executive Management Compensation Program

10.3	First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II (effective January 1, 2014)

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

E-1	Freddie Mac Form 10-Q