Form 10-Q
period 2015-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2015-11-03
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2015, there were 650,045,962 shares of the registrant’s common stock outstanding.

i	Freddie Mac Form 10-Q

MD&A TABLE REFERENCE

ii	Freddie Mac Form 10-Q

47	Affordable Housing Goals for 2015 to 2017	72
48	PMVS and Duration Gap Results	74
49	Derivative Impact on PMVS-L (50 bps)	74

iii	Freddie Mac Form 10-Q

FINANCIAL STATEMENTS

iv	Freddie Mac Form 10-Q

PART I — FINANCIAL INFORMATION
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) the “FORWARD-LOOKING STATEMENTS” sections of this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2014, or 2014 Annual Report, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015; and (b) the “RISK FACTORS” and “BUSINESS” sections of our 2014 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “GLOSSARY.”
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
You should read this MD&A in conjunction with our 2014 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2015 included in “FINANCIAL STATEMENTS.”
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
We support the U.S. housing market and the overall economy by: (a) providing America’s families with access to mortgage funding at lower rates; (b) helping distressed borrowers keep their homes and avoid foreclosure; and (c) providing consistent liquidity to the multifamily mortgage market, which primarily includes providing financing for workforce rental housing. We are also working with FHFA, our customers and the industry to build a stronger housing finance system for the nation.
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
Consolidated Financial Results
Comprehensive income (loss) was $(0.5) billion for the third quarter of 2015, compared to $2.8 billion for the third quarter of 2014. Comprehensive income (loss) for the third quarter of 2015 consisted of $(0.5) billion of net income (loss). The main drivers of our results for the third quarter of 2015 include net interest income and fair value losses on our derivatives.
During the third quarter of 2015 our results were negatively impacted by market-related items. We estimate that $1.5 billion of loss was driven by losses on derivatives used to economically hedge the interest rate risk related to certain financial assets and liabilities that were not measured at fair value. These derivative losses were driven by a decrease in interest rates and yield curve flattening during the quarter. In addition, an estimated $0.6 billion of loss was driven by changes in the fair value of certain mortgage loans and mortgage-related securities that are measured at fair value, due to credit spread widening.
Our total equity was $1.3 billion at September 30, 2015. Because our net worth was positive at September 30, 2015, we are not requesting a draw from Treasury under the Purchase Agreement for the third quarter of 2015. Through September 30, 2015, we have received aggregate funding of $71.3 billion from Treasury under the Purchase Agreement, and have paid $96.5 billion in aggregate cash dividends to Treasury.
Variability of Earnings
Our financial results are subject to significant earnings variability from period to period. This variability is primarily driven by:

1	Freddie Mac Form 10-Q

•
Interest-Rate Volatility — We hold assets and liabilities that expose us to interest-rate risk. Through our use of derivatives, we manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. However, the way we account for our financial assets and liabilities, including derivatives (i.e., some are measured at amortized cost, while others are measured at fair value), creates volatility in our earnings when interest rates fluctuate. This volatility is not indicative of the underlying economics of our business.

Given this volatility and the declining capital reserve permitted under the terms of the Purchase Agreement (ultimately reaching zero in 2018), the risk of our having a negative net worth and being required to make a draw from Treasury will increase. To mitigate this risk, we may enter into transactions or take other steps that could increase our costs or lower our returns.

•
Spread Volatility — Spread volatility (i.e., credit spreads, liquidity spreads, risk premiums, etc.), or option-adjusted spreads, is the risk associated with changes in interest rates in excess of benchmark rates. We hold assets and liabilities that expose us to spread volatility. However, we have limited ability to manage spread volatility. Changes in spreads may contribute to significant earnings volatility period to period.

For information on how option-adjusted spreads may affect our earnings, see "RISK FACTORS — Competitive and Market Risks — Changes in OAS could materially affect our results of operations and net worth" in our 2014 Annual Report.

•
Non-Recurring Events — From time to time, we have experienced and will likely continue to experience significant earnings volatility from non-recurring events related to the financial crisis, including settlements with counterparties and changes in certain valuation allowances (i.e., allowance for loan losses and deferred tax asset).

Our Primary Business Objectives
Our primary business objectives are:

•
to support U.S. homeowning and renting families by maintaining mortgage availability even when other sources of financing are scarce and providing struggling homeowners with alternatives that allow them to stay in their homes or to avoid foreclosure;

•	to reduce taxpayer exposure to losses by increasing the role of private capital in the mortgage market and reducing our overall risk profile;

•	to build a commercially strong and efficient business enterprise to succeed in a to-be-determined “future state”; and

•	to support and improve the secondary mortgage market.
Our business objectives reflect direction that we have received from the Conservator, including the 2015 Conservatorship Scorecard. For information on the Scorecard and the related 2014 Strategic Plan, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — FHFA’s Strategic Plan for Freddie Mac and Fannie Mae Conservatorships” in our 2014 Annual Report.
Supporting U.S. Homeowning and Renting Families
Maintaining Mortgage Availability
We maintain a consistent presence in the secondary mortgage market, and we are available to purchase mortgage loans even when other sources of financing are scarce. By providing this consistent source of liquidity for mortgage loans, we help provide our customers with confidence to continue lending even in difficult environments. During the nine months ended September 30, 2015, we purchased, or issued other guarantee commitments for, $274.9 billion in UPB of single-family conforming mortgage loans (representing approximately 1.2 million homes), compared to $184.3 billion during the nine months ended September 30, 2014 (representing approximately 884,000 homes). Origination volumes in the U.S. residential mortgage market increased during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due to an increase in the volume of refinance mortgage loans driven by lower long-term mortgage interest rates.
During the nine months ended September 30, 2015, our total multifamily new business activity was $34.1 billion in UPB, which provided financing for more than 2,300 multifamily properties (representing approximately 480,000 apartment units). Nearly 90% of the units were affordable to families earning at or below the median income in their area. During the nine months ended September 30, 2014, our total multifamily new business activity was $14.1 billion in UPB, which provided financing for more than 900 multifamily properties (representing approximately 214,000 apartment units).
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

2	Freddie Mac Form 10-Q

During the nine months ended September 30, 2015, we purchased or guaranteed $15.9 billion in UPB of relief refinance mortgage loans, including $6.2 billion of HARP mortgage loans. During the nine months ended September 30, 2014, we purchased or guaranteed $21.6 billion in UPB of relief refinance mortgage loans, including $11.6 billion of HARP mortgage loans. We have purchased HARP mortgage loans that were provided to nearly 1.4 million borrowers since the initiative began in 2009, including more than 36,000 borrowers during the nine months ended September 30, 2015.
During the nine months ended September 30, 2015 and the nine months ended September 30, 2014, we modified $7.8 billion and $10.1 billion in UPB of mortgage loans, respectively. When a home retention solution is not practicable, we require our servicers to pursue foreclosure alternatives, such as short sales, before initiating foreclosure. Since 2009, we have helped approximately 1.1 million borrowers experiencing hardship to complete a mortgage loan workout under our programs.
The table below presents our completed workout activities for mortgage loans within our single-family credit guarantee portfolio during the last five quarters.
Table 1 — Total Single-Family Mortgage Loan Workout Volumes(1)

Number of mortgage loans (000)

(1)
Excludes modification, repayment, and forbearance activities that have not been made effective, such as mortgage loans in modification trial periods. As of September 30, 2015, more than 23,000 borrowers were in modification trial periods. These categories are not mutually exclusive and a mortgage loan in one category may also be included in another category in the same period.

As shown in the table above, the volume of completed mortgage loan workouts has generally declined over the past five quarters. We attribute this decline to overall improvements in the economy and mortgage market, including rising home prices, declining unemployment rates, and declining serious delinquency rates. While we believe our borrower-assistance programs have been largely successful, many borrowers still need assistance. We continue our efforts to: (a) encourage eligible borrowers to refinance their mortgage loans under HARP; (b) develop additional loss mitigation strategies and modify existing programs, as needed; and (c) execute certain neighborhood stabilization activities. As part of these efforts:

•	We participated with FHFA and Fannie Mae in open forum meetings in several cities to inform community leaders about HARP eligibility criteria and benefits.

•
In June 2015, we announced that we are extending our streamlined modification program indefinitely. In September 2015, we announced changes designed to expand the pool of borrowers eligible to participate in our modification programs.

3	Freddie Mac Form 10-Q

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

•	transferring to private investors, insurers and selected sellers part of the credit risk of our New single-family book and our total multifamily portfolio;

•	managing the performance of our servicers through our contracts with them;

•	selling non-performing single-family mortgage loans;

•	improving our returns on property dispositions;

•	pursuing our rights against mortgage insurers;

•	recovering losses on non-agency mortgage-related securities; and

•	reducing our mortgage-related investments portfolio over time.
As discussed above, many of our borrower-assistance programs, such as mortgage loan modifications, also help reduce our risk of credit losses.
Transferring Credit Risk
We continue to reduce our exposure to credit risk in our New single-family book through the use of credit risk transfer transactions. During the nine months ended September 30, 2015, we completed six STACR debt note transactions, six ACIS transactions, one whole loan security transaction, and one seller indemnification transaction. These transactions transferred a portion of credit risk on certain groups of mortgage loans in the New single-family book to third-party investors, insurers and selected sellers. The value of these transactions to us is dependent on various economic scenarios, and we will primarily benefit from these transactions if we experience significant mortgage loan defaults.
During the nine months ended September 30, 2015, we completed 17 K Certificate transactions in which we transferred the first loss position associated with the underlying multifamily mortgage loans to third-party investors. We continue to develop other strategies intended to reduce our exposure to multifamily mortgage loans and securities by transferring credit risk to third parties.
Managing the Performance of Our Servicers
We continue to review and monitor the performance of our servicers and to seek improvements for the servicing of non-performing mortgage loans in our portfolio. From time to time, we facilitate the transfer of servicing for certain groups of mortgage loans that are delinquent or are deemed at risk of default to servicers that we believe have the capabilities and resources necessary to improve the loss mitigation associated with the mortgage loans.
As of September 30, 2015, the serious delinquency rate of our single-family credit guarantee portfolio was 1.41%, which is the lowest level since October 2008, compared to 1.88% as of December 31, 2014. Our loss mitigation activities (including sales of certain seriously delinquent mortgage loans) and foreclosures have contributed to this decline. However, we continue to have a large number of mortgage loans that have been seriously delinquent for extended periods of time in certain states, such as New York and New Jersey. The longer a mortgage loan remains delinquent, the more costs we incur. The number of our single-family mortgage loans delinquent for more than one year declined 28% during the nine months ended September 30, 2015.
Selling Non-Performing Single-Family Mortgage Loans
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we sold seriously delinquent mortgage loans totaling $1.9 billion in UPB during the nine months ended September 30, 2015. As of September 30, 2015, we held an additional $7.1 billion in UPB of seriously delinquent single-family mortgage loans for sale. We believe the sale of these mortgage loans provides better economic returns than continuing to hold them.
Improving Our Returns on Property Dispositions
When a seriously delinquent single-family mortgage loan cannot be resolved through a home retention solution (e.g., a mortgage loan modification), we typically seek to pursue a short sale transaction. A short sale is preferable to a borrower because we provide limited relief to the borrower from repaying the entire amount owed on the mortgage loan and, in some cases, we also provide cash relocation assistance, while allowing the borrower to exit the home in an orderly manner. A short sale allows Freddie Mac to avoid the costs we would otherwise incur to complete the foreclosure. However, some of our seriously delinquent mortgage loans ultimately proceed to foreclosure. In a foreclosure, we may acquire the underlying property (which we refer to as REO), and later sell it, using the proceeds of the sale to reduce our losses.

4	Freddie Mac Form 10-Q

Pursuing Our Rights Against Mortgage Insurers
We received payments under primary and other mortgage insurance policies of $0.5 billion and $1.0 billion during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. Although the financial condition of certain of our mortgage insurers has improved in recent years, some have failed to fully meet their obligations to us and there remains a significant risk that others may fail to do so. We expect to receive substantially less than full payment of our claims from two of our mortgage insurers, as they are only permitted to make partial payments under orders from their respective regulators. Many of our mortgage insurers are currently operating below our newly issued eligibility standards that are scheduled to go into effect on December 31, 2015; however, these mortgage insurers have announced that they expect to be in compliance by the effective date.
We cannot differentiate pricing based on the financial strength of a mortgage insurer or revoke a mortgage insurer's status as an eligible insurer without FHFA approval. Further, we do not select the insurance provider on a specific mortgage loan. Instead, the selection is made by the lender at the time the mortgage loan is originated. Accordingly, we are unable to manage our concentration risk related to mortgage insurers.
Recovering Losses on Non-Agency Mortgage-Related Securities
We incurred substantial losses on our investments in non-agency mortgage-related securities in prior years. We are working, in some cases in conjunction with other investors, to mitigate or recover our losses through litigation and other means. In recent years, we and FHFA reached settlements with a number of institutions. Lawsuits against other institutions are currently pending. For more information on these lawsuits, see "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS."
Reducing Our Mortgage-Related Investments Portfolio Over Time
We are required to reduce the size of our mortgage-related investments portfolio over time pursuant to the Purchase Agreement and by FHFA. We are particularly focused on reducing the balance of less liquid assets in this portfolio. During the nine months ended September 30, 2015, the size of our mortgage-related investments portfolio declined by 10% or $41.3 billion, to $367.1 billion. Reductions in our less liquid assets accounted for the majority of this decline. Our less liquid assets are reduced through: (a) liquidations (including scheduled repayments, prepayments, charge-offs and cash shortfalls); (b) sales (including sales related to settlements of non-agency mortgage-related securities litigation); and (c) securitizations.
Building a Commercially Strong and Efficient Business Enterprise to Succeed in a To-Be-Determined “Future State”
We continue to take steps to build a stronger, profitable business model. Our goal is to strengthen the business model so we can run our business efficiently and effectively in support of homeowning and renting families and taxpayers and, if required as part of a future state for the enterprise, be ready to return to private sector ownership.
Our Single-family Guarantee segment is focused on strengthening our business model by:

•
Better serving our customers: We continue to enhance our processes and programs to improve our customers' experience when doing business with us. This includes providing seller/servicers with greater certainty that the mortgage loans they sell to us or service for us meet our requirements. We continue to improve the tools we make available to our customers, including expanding and leveraging the data standards of the Uniform Mortgage Data Program. In 2015, we launched Loan Coverage Advisor, a new tool that allows our sellers to track significant events for the mortgage loans they sell us, including the dates when the seller obtains relief from certain representations and warranties. Additionally, effective June 1, 2015, we no longer charge a fee to use our Loan Prospector automated underwriting tool. Improvements in our latest customer satisfaction surveys show that our efforts are being recognized by our sellers and servicers. In October 2015, at the direction of FHFA, we and Fannie Mae released a uniform framework for representations and warranties remedies. The enhanced framework is intended to provide more clarity and transparency to lenders who do business with Freddie Mac on the process followed in categorizing origination defects, seller corrections of such defects, and available remedies. Also in October 2015, we announced Loan Advisor Suite, which is a set of integrated software applications designed to give lenders a way to originate and deliver high quality mortgage loans to us and to acquire insight into representation and warranty relief earlier in the mortgage loan production process.

•
Providing market leadership and innovation: We continue to develop innovative programs and services that benefit the mortgage industry and better meet the needs of an evolving mortgage market. We accomplish this primarily by: (a) continuing to execute our credit risk transfer transactions, including transactions that provide coverage based on actual losses as well as first losses realized on reference pools of single-family mortgage loans and seeking to expand and refine these offerings in the future; (b) expanding access to credit for credit-worthy borrowers, such as through the initiative we announced in December 2014 for loans with LTV ratios up to 97%; and (c) continuing to work with FHFA and Fannie Mae on enhancing the secondary mortgage loan market, including through the development of a new common securitization platform and a single (common) security. In July 2015, we began offering two new types of credit risk transfer transactions, including a whole loan security, which uses a senior/subordinated security structure

5	Freddie Mac Form 10-Q

and a seller indemnification transaction, in which the seller guarantees a portion of the credit losses. We expect to complete more of these transactions in the future, subject to market conditions.

•
Maintaining sound underwriting practices: We manage our credit risk by setting our underwriting standards at a level commensurate with the long-term credit risk appetite of the company. We believe the credit quality of the single-family mortgage loans in our New single-family book reflects sound underwriting standards as evidenced by their average original LTV ratios and credit scores as well as their credit performance in recent periods.

•
Reducing our credit losses and addressing emerging credit risks: As part of our loss mitigation strategy, we sold certain seriously delinquent mortgage loans during the nine months ended September 30, 2015. In addition, our mortgage portfolio includes several mortgage loan products with terms that may result in scheduled increases in monthly payments after specified initial periods (e.g., HAMP mortgage loans). A significant number of these mortgage loans have experienced, or will experience, payment changes beginning in 2015, which could increase the risk that the borrowers will default. We introduced several initiatives in 2015 designed to help reduce the risk that borrowers will default on their HAMP mortgage loans.

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

•
Broadening access to credit: We continue to explore the feasibility of: (a) increasing our purchases of mortgage loans securitized by manufactured housing; (b) improving the effectiveness of pre-purchase and early delinquency counseling for borrowers; (c) utilizing alternative credit score models and credit history standards in mortgage loan eligibility decisions; and (d) increasing support for first-time home buyers. We are responsibly expanding our programs and outreach capabilities to better serve low and moderate income borrowers and underserved markets. In October 2015, we announced a partnership with Quicken Loans to pilot several new initiatives aimed at helping provide more families with the opportunity to achieve homeownership. This program will feature unique co-developed products designed to meet the needs of emerging markets and will also include continued home buyer education.

Our Investments segment is focused on strengthening our business model by:

•	Reducing the balance of less liquid mortgage-related assets, specifically non-agency mortgage-related securities and single-family reperforming, performing modified and delinquent mortgage loans;

•
Managing the corporate treasury function, including managing funding, interest-rate and liquidity risks, through the use of derivatives, our liquidity and contingency operating portfolio and unsecured debt;

•	Continuing to maintain a presence and provide secondary market liquidity for our agency mortgage-related securities; and

•
Continuing to manage our business based on economics, although we may forgo certain opportunities for a variety of reasons, including the mandated cap on the size of our mortgage-related investments portfolio or the potential accounting impacts. For more information on the mortgage-related investments portfolio cap, see "Limits on Our Mortgage-Related Investments Portfolio."

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

•
Providing a reliable flow of capital for workforce housing: In May 2015, FHFA expanded the affordable housing categories that are excluded from the volume limit in our 2015 Scorecard. These revisions will enable us to further support the needs of the affordable rental housing market across more communities. In addition, we are continuing to grow our presence in the small balance mortgage loan and manufactured housing community mortgage loan markets.

•
Continuing to create innovative programs to transfer credit risk: We are developing and enhancing programs and offerings that support risk transfer activities. We are pursuing alternative methods to transfer credit risk of our multifamily mortgage portfolio using transactions other than our existing K Certificates to reduce exposure to mortgage credit risk for the company and U.S. taxpayers.

•
Improving our risk-adjusted returns: By leveraging private capital in our K Certificate and other credit risk transfer transactions, we are able to reduce capital allocation costs, decrease our potential exposure to credit losses, and build a steady source of management and guarantee fee income while increasing overall returns.

We continue to invest in our infrastructure and operations by:

•
Improving our infrastructure: We are improving our information technology in a manner designed to address the evolving requirements of the company, the Conservator, and the mortgage industry. We have ongoing efforts to

6	Freddie Mac Form 10-Q

improve our information security and our out-of-region disaster recovery capability. We strive to operate our information technology at world class levels by investing in capabilities that will support the future mortgage market while also seeking to act as good stewards of our technology assets by maintaining, standardizing and simplifying our existing technology portfolio.

•
Strengthening and streamlining our operations: We continue to strengthen and streamline our operations. We are improving our risk management capabilities by strengthening our three-lines-of-defense risk management framework. We are expanding our second-line-of-defense testing capabilities over our operational controls. We are also conducting a multi-year project focused on identifying and eliminating redundant control activities. In addition, we are conducting select organizational design reviews focused on reducing the number of operating layers within the organization.

Supporting and Improving the Secondary Mortgage Market
Under the direction of FHFA, we continue various efforts to build the infrastructure for a future housing finance system, including the following:

•
Build the Common Securitization Platform: We continue to work with FHFA, Fannie Mae, and Common Securitization Solutions, LLC (or CSS) on the development of a new common securitization platform. CSS is equally owned by us and Fannie Mae, and was formed to build and operate the platform. We and FHFA expect this will be a multi-year effort. On September 15, 2015, FHFA issued a report titled "An Update on the Common Securitization Platform," which provides an update on this project. The update indicates that Freddie Mac will be the first GSE to use the platform, with FHFA planning to announce in 2016 the date on which this will occur.

•
Implement the Single Security Initiative: FHFA is seeking ways to improve the overall liquidity of mortgage-related securities issued by us and Fannie Mae. This includes working towards the development of a single (common) security, which is intended to reduce the disparities in trading value between our PCs and Fannie Mae's single-class mortgage-related securities. The proposed single (common) security would be issued and guaranteed by either Freddie Mac or Fannie Mae. One of the goals for the proposed single security is for Freddie Mac PCs and Fannie Mae mortgage-related securities to be fungible with the single security to facilitate trading in a single TBA market for these securities. We continue to work on a detailed implementation plan, and we expect that the implementation will be a multi-year effort.

•
Improve seller and servicer eligibility standards: In the second quarter of 2015, at the direction of FHFA, we and Fannie Mae announced changes to our single-family seller and servicer eligibility requirements. These changes include revisions to net worth requirements, adoption of new capital and liquidity requirements and enhancements to certain servicer operational requirements. Our revised operational requirements took effect on August 18, 2015 and our revised financial requirements will take effect on December 31, 2015.

•
Implement the Uniform Mortgage Data Program: We and Fannie Mae continue to collaborate with the industry to develop and implement uniform data standards for single-family mortgage loans. This involves support for the mortgage loan data standardization initiatives, including the Uniform Closing Dataset and the Uniform Loan Application Dataset. This will enable us and Fannie Mae to drive improved loan quality and improve risk management.

•
Improve mortgage insurer eligibility standards: In the second quarter of 2015, at the direction of FHFA, we published revised eligibility requirements for mortgage insurers that include financial requirements determined using a risk-based framework. The revised eligibility requirements will become effective for all Freddie Mac-approved mortgage insurers on December 31, 2015. These revised eligibility requirements are designed to strengthen the mortgage insurance industry and enable a financially strong and resilient system that can provide consistent liquidity throughout the mortgage cycle.

•
Improve the underwriting processes with our single-family sellers: We meet with selected sellers to review and discuss improvements in their underwriting process. We also continually seek improvements to our automated tools for use in evaluating the credit and product eligibility of mortgage loans and identifying non-compliance issues.

Mortgage Market and Economic Conditions
Overview

•
The U.S. real gross domestic product rose by 1.5% on an annualized basis during the third quarter of 2015, compared to an annualized increase of 3.6% during the second quarter of 2015, according to the Bureau of Economic Analysis.

•	The national unemployment rate continued its trend of improvement and was 5.1% in September 2015, compared to 5.6% in December 2014, based on data from the U.S. Bureau of Labor Statistics.

•	An average of approximately 198,000 and 260,000 monthly net new jobs (non-farm) were added to the economy during the nine months ended September 30, 2015 and the full year of 2014, respectively.

•
The average interest rate on new 30-year fixed-rate conforming mortgage loans was 4.0% during the third quarter of 2015 and 3.8% during the nine months ended September 30, 2015, compared to 3.8% during the second quarter of

7	Freddie Mac Form 10-Q

2015 and 4.2% during the nine months ended September 30, 2014, based on our weekly Primary Mortgage Market Survey.

•	As reported by the U.S. Census Bureau, the U.S. homeownership rate was 63.7% in the third quarter of 2015, which was 5.5% lower than the high point of 69.2% in the fourth quarter of 2004.

•
Long-term interest rates, including the 10-year LIBOR, declined in 2015. The 10-year LIBOR declined 44 basis points and 28 basis points during the three and nine months ended September 30, 2015, respectively, while the 10-year LIBOR increased 5 basis points and 41 basis points during the three and nine months ended September 30, 2014, respectively.

Single-Family Housing Market

•
Sales of existing homes during the third quarter of 2015 were 5.48 million, increasing 3.4% from 5.30 million during the second quarter of 2015 (on a seasonally-adjusted annual basis), based on data from the National Association of Realtors.

•
Sales of new homes during the third quarter of 2015 were approximately 500,000, increasing 0.6% from approximately 497,000 during the second quarter of 2015 (on a seasonally-adjusted annual basis), based on data from the U.S. Census Bureau and HUD.

•
Total mortgage loan origination volume increased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, as lower average long-term mortgage interest rates caused the volume of refinance activity to increase.

•	There was continued home price appreciation during the three and nine months ended September 30, 2015.

◦
Home prices increased on a national basis by 0.8% during the third quarter of 2015 and 5.8% since September 2014 (based on our non-seasonally adjusted index), compared to a 0.4% increase during the third quarter of 2014 and a 4.9% increase from September 2013 to September 2014. These estimates were based on our own price index of one-family homes funded by mortgage loans owned or guaranteed by us or Fannie Mae.

◦	Declines in the market’s inventory of vacant housing have supported stabilization and increases in home prices in a number of metropolitan areas.

◦	National home prices at September 30, 2015 were approximately 5.8% below their peak levels in June 2006 (based on our index).
Multifamily Housing Market

•	The multifamily housing market is in its sixth straight year of growth. Based on data reported by Reis, Inc.:

◦	The national apartment vacancy rate was 4.3% at September 30, 2015 and remains low compared to the long-term average of 5.6% since 1980.

◦
Effective rents (i.e., the average rent paid by the tenant over the term of the lease adjusted for concessions by the landlord and costs borne by the tenant) grew by 4.3% on an annualized basis during the third quarter of 2015, more than 1% higher than the long-term average. The annual growth rate in effective rents has not been less than 3% since 2011.

Significant Trends and Developments
Forward-looking statements, such as those discussed below, involve known and unknown risks and uncertainties, some of which are beyond our control. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. See “FORWARD-LOOKING STATEMENTS” for additional information.
Single-Family Housing Market and our Single-Family Guarantee Segment

•
Market Conditions - Near-term performance of the single-family housing market is affected by key macroeconomic drivers of the economy, such as income growth, employment, and inflation. In the near term, we believe:

◦	Home price growth rates will continue to be consistent with long-term historical averages (approximately 2 to 5% per year).

◦	Mortgage loan interest rates will remain relatively low compared to historical levels, but begin trending slowly upward.

◦	Housing affordability for potential home buyers will remain relatively high in most metropolitan housing markets.

◦	The volume of home sales during 2015 will likely be slightly higher than during 2014.

◦	Relatively weak employment rates in certain areas and relatively modest family income growth are important factors that will continue to have a negative effect on single-family housing demand.

•	Mortgage Loan Volumes

8	Freddie Mac Form 10-Q

◦
Our mortgage loan purchase activity during the nine months ended September 30, 2015 increased to $274.9 billion in UPB, compared to $184.3 billion in UPB during the nine months ended September 30, 2014. We expect that the volume of refinance mortgage loans as a percentage of total originations will be lower during the fourth quarter of 2015 compared to the same period of 2014.

◦
Refinance mortgage loans comprised approximately 58% of our single-family mortgage loan volume during the nine months ended September 30, 2015, compared to 46% during the nine months ended September 30, 2014.

◦	The volume of our HARP mortgage loan purchases will likely remain low during the fourth quarter of 2015 since the pool of borrowers eligible to participate in the program has declined.

•	Credit Performance

◦
Our charge-offs, gross, were $0.7 billion during the third quarter of 2015 compared to $1.1 billion during the third quarter of 2014. We expect our charge-offs and credit losses to decline over time, but to remain elevated in the near term.

◦
For the near term, we also expect REO disposition and short sale severity ratios to remain high relative to historic levels while the number of seriously delinquent mortgage loans and the volume of our mortgage loan workouts may continue to decline.

Multifamily Housing Market and our Multifamily Segment

•	Market Conditions

◦
Low vacancy rates and higher average rents present favorable conditions for the multifamily market and our business, as multifamily mortgage loans are dependent on the cash flow of the underlying properties.

◦	We believe demand for rental housing will remain strong in the near term because of a strengthening job market and growth of household formations.

◦	We expect that new supply of multifamily housing, at the national level, will be absorbed by market demand in the near term, driven by continued improvements in the economy and favorable demographics.

◦
We believe there has been significant growth in the multifamily market during the nine months ended September 30, 2015. As reported by the Federal Reserve, total multifamily mortgage loan debt outstanding was more than $1.0 trillion at June 30, 2015 (the latest available information), representing an increase of $92.7 billion (or 9.8%) since June 30, 2014, the largest annual increase ever reported by the Federal Reserve.

•	New Business Volumes

◦	Our new multifamily business activity during the nine months ended September 30, 2015 was $34.1 billion compared to $14.1 billion during the nine months ended September 30, 2014.

◦
Based on FHFA's revised 2015 Scorecard guidance, approximately 70% of our $34.1 billion in new business activity during the nine months ended September 30, 2015 was counted towards the 2015 volume limit of $30.0 billion and the remaining 30% was excluded from the limit.

◦	While we continue exploring opportunities to provide financing for workforce housing, we expect to remain within the 2015 Scorecard limit for new business volume.

•	Securitization Activity

◦
Since the beginning of 2009, we have sold approximately $115 billion of mortgage loans through K Certificate transactions and transferred the expected credit risk to third party investors through the use of subordination, as this has become the primary focus of our business model.

•	Credit Performance

◦
The delinquency rate on our multifamily mortgage portfolio was 0.01% at September 30, 2015. Multifamily credit losses as a percentage of the average balance of our multifamily mortgage portfolio were 0.8 basis points in the nine months ended September 30, 2015.

◦	We expect the credit losses and delinquency rates for the multifamily mortgage portfolio to remain low in the near term.
Limits on Our Mortgage-Related Investments Portfolio
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

9	Freddie Mac Form 10-Q

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
The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement.
Table 2 — Mortgage-Related Investments Portfolio

	September 30, 2015			December 31, 2014
	More Liquid	Less Liquid	Total	More Liquid	Less Liquid	Total
	(in millions)
Investments segment — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans	$—	$77,843	$77,843	$—	$82,778	$82,778
Freddie Mac mortgage-related securities	143,603	6,365	149,968	150,852	7,363	158,215
Non-agency mortgage-related securities	—	30,020	30,020	—	44,230	44,230
Non-Freddie Mac agency mortgage-related securities	14,063	—	14,063	16,341	—	16,341
Total Investments segment — Mortgage investments portfolio	157,666	114,228	271,894	167,193	134,371	301,564
Single-family Guarantee segment — Single-family unsecuritized seriously delinquent mortgage loans	—	21,352	21,352	—	28,738	28,738
Multifamily segment — Mortgage investments portfolio	3,573	70,326	73,899	1,911	76,201	78,112
Total mortgage-related investments portfolio	$161,239	$205,906	$367,145	$169,104	$239,310	$408,414
Percentage of total mortgage-related investments portfolio	44%	56%	100%	41%	59%	100%
Mortgage-related investments portfolio cap at December 31, 2015 and 2014, respectively			$399,181			$469,625
90% of mortgage-related investments portfolio cap at December 31, 2015(1)			$359,263

(1)	Represents the amount that we manage to under our 2014 Retained Portfolio Plan, subject to certain exceptions.
We evaluate the liquidity of the assets in our mortgage-related investments portfolio based on two categories:

•	Single-class and multiclass agency securities (excluding certain structured agency securities collateralized by non-agency mortgage-related securities); and

•
Assets that are less liquid than the agency securities noted above. Assets that we consider to be less liquid than agency securities include unsecuritized single-family and multifamily mortgage loans, certain structured agency securities collateralized by non-agency mortgage-related securities, and our investments in non-agency mortgage-related securities.

We sold $12.5 billion of less liquid assets in the first nine months of 2015, including $1.9 billion in UPB of seriously delinquent unsecuritized single-family loans. In addition, we securitized $7.4 billion in UPB of single-family reperforming and modified loans, which includes HAMP loans, in the first nine months of 2015. These amounts do not include sales of mortgage loans we purchased for cash and subsequently securitized.

10	Freddie Mac Form 10-Q

SELECTED FINANCIAL DATA
The selected financial data presented below should be reviewed in conjunction with our condensed consolidated financial statements and accompanying notes.
Table 3 — Selected Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions, except share-related amounts)
Statements of Comprehensive Income Data
Net interest income	$3,743	$3,663	$11,359	$10,676
Benefit (provision) for credit losses	528	(574)	1,884	(41)
Non-interest income (loss)	(3,841)	764	(3,447)	2,469
Non-interest expense	(1,099)	(816)	(3,599)	(2,267)
Income tax benefit (expense)	194	(956)	(1,979)	(3,374)
Net income (loss)	(475)	2,081	4,218	7,463
Comprehensive income (loss)	(501)	2,786	4,158	9,175
Net income (loss) attributable to common stockholders(1)	(475)	(705)	(441)	(1,712)
Net income (loss) per common share – basic and diluted	(0.15)	(0.22)	(0.14)	(0.53)
Cash dividends per common share	—	—	—	—
Weighted average common shares outstanding (in millions) – basic and diluted	3,234	3,236	3,235	3,236

			September 30, 2015	December 31, 2014
			(dollars in millions)
Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)			$1,615,291	$1,558,094
Total assets			1,962,147	1,945,539
Debt securities of consolidated trusts held by third parties			1,539,108	1,479,473
Other debt			408,281	450,069
All other liabilities			13,459	13,346
Total stockholders’ equity			1,299	2,651
Portfolio Balances - UPB
Mortgage-related investments portfolio			$367,145	$408,414
Total Freddie Mac mortgage-related securities(2)			1,706,672	1,637,086
Total mortgage portfolio			1,931,342	1,910,106
TDRs on accrual status			83,169	82,908
Non-accrual loans			24,584	33,130

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Ratios(3)
Return on average assets(4)	(0.1)%	0.4%	0.3%	0.5%
Allowance for loans losses as percentage of mortgage loans, held-for-investment(5)	0.9	1.3	0.9	1.3
Equity to assets ratio(6)	0.2	0.2	0.1	0.5

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
Table 4 — Summary Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
	(in millions)
Net interest income	$3,743	$3,663	$80	$11,359	$10,676	$683
Benefit (provision) for credit losses	528	(574)	1,102	1,884	(41)	1,925
Net interest income after benefit (provision) for credit losses	4,271	3,089	1,182	13,243	10,635	2,608
Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(5)	(132)	127	(139)	(308)	169
Gains (losses) on retirement of other debt	9	(8)	17	(16)	—	(16)
Derivative gains (losses)	(4,172)	(617)	(3,555)	(3,440)	(4,894)	1,454
Net impairment of available-for-sale securities recognized in earnings	(54)	(166)	112	(245)	(687)	442
Other gains (losses) on investment securities recognized in earnings	256	(109)	365	825	1,029	(204)
Other income (loss)	125	1,796	(1,671)	(432)	7,329	(7,761)
Total non-interest income (loss)	(3,841)	764	(4,605)	(3,447)	2,469	(5,916)
Non-interest expense:
Administrative expense	(465)	(472)	7	(1,417)	(1,393)	(24)
REO operations expense	(116)	(103)	(13)	(243)	(112)	(131)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(248)	(198)	(50)	(705)	(563)	(142)
Other expense	(270)	(43)	(227)	(1,234)	(199)	(1,035)
Total non-interest expense	(1,099)	(816)	(283)	(3,599)	(2,267)	(1,332)
Income (loss) before income tax benefit (expense)	(669)	3,037	(3,706)	6,197	10,837	(4,640)
Income tax benefit (expense)	194	(956)	1,150	(1,979)	(3,374)	1,395
Net income (loss)	(475)	2,081	(2,556)	4,218	7,463	(3,245)
Other comprehensive income (loss), net of taxes and reclassification adjustments	(26)	705	(731)	(60)	1,712	(1,772)
Comprehensive income (loss)	$(501)	$2,786	$(3,287)	$4,158	$9,175	$(5,017)
Effects of Interest-Rate Risk Management on Consolidated Statements of Comprehensive Income
We use derivatives primarily to manage the interest rate risk associated with our investments in financial assets and related liabilities. We use derivatives to hedge interest-rate sensitivity mismatches between our assets and liabilities. For example, if rates increase and the duration of our assets extends more than the duration of our liabilities, we would rebalance our interest-rate exposure by entering into pay-fixed interest-rate swaps or selling Treasury-derivatives. If rates decrease and the duration of our assets shortens more than the duration of our liabilities, we would rebalance our interest rate exposure by entering into receive-fixed interest-rate swaps or purchasing Treasury-derivatives. Through our use of derivatives, we manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. For information about our interest-rate risk management, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”
While our economic exposure to interest-rate risk is reduced, the accounting treatment for these assets and liabilities, including derivatives, creates volatility in our earnings when interest rates fluctuate. Some assets and liabilities are measured at amortized cost and some are measured at fair value, while all derivatives are measured at fair value. These measurement differences create interest rate volatility in our earnings that is not indicative of the underlying economics of our business.
During the three months ended September 30, 2015, derivative losses were $4.2 billion, which included a $0.5 billion loss for the accrual of periodic settlements, which is the net amount we accrued during the period for interest-rate swap payments we will make, and a $3.6 billion loss for changes in fair value of our derivatives during the period. Approximately $1.4 billion of the $3.6 billion loss for changes in fair value of our derivatives was offset by changes in fair value of assets and liabilities that are measured at fair value, which are recognized in non-interest income (loss) and other comprehensive income (loss), net of taxes. The remaining $2.2 billion of derivative losses, or $1.5 billion after taxes, is attributable to assets and liabilities not measured at fair value. For information about our derivative gains (losses), see “Derivative Gains (Losses).”
Net Interest Income
Net interest income represents the difference between interest income and interest expense (which includes income from management and guarantee fees) and is a primary source of our revenue. For securitization trusts that are consolidated, we record interest income on the loans held by the trust and interest expense on the debt securities (e.g. single-family PCs) issued

12	Freddie Mac Form 10-Q

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
Table 5 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$11,849	$1	0.04%	$9,842	$1	0.04%
Federal funds sold and securities purchased under agreements to resell	53,046	18	0.13	43,205	7	0.06
Mortgage-related securities:
Mortgage-related securities	217,830	2,092	3.84	252,205	2,465	3.91
Extinguishment of PCs held by Freddie Mac	(105,709)	(951)	(3.60)	(110,511)	(1,043)	(3.78)
Total mortgage-related securities, net	112,121	1,141	4.07	141,694	1,422	4.01
Non-mortgage-related securities	8,738	4	0.17	11,668	1	0.02
Mortgage loans held by consolidated trusts(1)	1,601,069	14,032	3.51	1,539,913	14,148	3.68
Unsecuritized mortgage loans(1)	156,248	1,563	4.00	167,683	1,643	3.92
Total interest-earning assets	$1,943,071	$16,759	3.45	$1,914,005	$17,222	3.60
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,621,197	$(12,315)	(3.04)	$1,558,023	$(12,845)	(3.30)
Extinguishment of PCs held by Freddie Mac	(105,709)	951	3.60	(110,511)	1,043	3.78
Total debt securities of consolidated trusts held by third parties	1,515,488	(11,364)	(3.00)	1,447,512	(11,802)	(3.26)
Other debt:
Short-term debt	99,050	(40)	(0.16)	116,624	(35)	(0.12)
Long-term debt	310,204	(1,559)	(2.01)	326,610	(1,647)	(2.01)
Total other debt	409,254	(1,599)	(1.56)	443,234	(1,682)	(1.52)
Total interest-bearing liabilities	1,924,742	(12,963)	(2.70)	1,890,746	(13,484)	(2.84)
Expense related to derivatives(2)	—	(53)	(0.01)	—	(75)	(0.02)
Impact of net non-interest-bearing funding	18,329	—	0.03	23,259	—	0.03
Total funding of interest-earning assets	$1,943,071	$(13,016)	(2.68)	$1,914,005	$(13,559)	(2.83)
Net interest income/yield		$3,743	0.77		$3,663	0.77

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
	(dollars in millions)
Interest-earning assets:
Cash and cash equivalents	$12,458	$6	0.06%	$14,188	$2	0.02%
Federal funds sold and securities purchased under agreements to resell	50,278	39	0.11	41,645	17	0.06
Mortgage-related securities:
Mortgage-related securities	231,969	6,728	3.87	260,172	7,629	3.91
Extinguishment of PCs held by Freddie Mac	(109,167)	(3,002)	(3.67)	(112,553)	(3,177)	(3.76)
Total mortgage-related securities, net	122,802	3,726	4.05	147,619	4,452	4.02
Non-mortgage-related securities	9,965	10	0.12	9,952	5	0.06
Mortgage loans held by consolidated trusts(1)	1,579,720	41,641	3.51	1,535,099	42,881	3.72
Unsecuritized mortgage loans(1)	161,628	4,792	3.95	172,311	4,965	3.84
Total interest-earning assets	$1,936,851	$50,214	3.46	$1,920,814	$52,322	3.63
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,600,556	$(36,858)	(3.07)	$1,551,918	$(39,327)	(3.38)
Extinguishment of PCs held by Freddie Mac	(109,167)	3,002	3.67	(112,553)	3,177	3.76
Total debt securities of consolidated trusts held by third parties	1,491,389	(33,856)	(3.03)	1,439,365	(36,150)	(3.35)
Other debt:
Short-term debt	107,941	(114)	(0.14)	117,795	(110)	(0.12)
Long-term debt	320,506	(4,709)	(1.96)	335,934	(5,156)	(2.05)
Total other debt	428,447	(4,823)	(1.50)	453,729	(5,266)	(1.55)
Total interest-bearing liabilities	1,919,836	(38,679)	(2.69)	1,893,094	(41,416)	(2.91)
Expense related to derivatives(2)	—	(176)	(0.01)	—	(230)	(0.02)
Impact of net non-interest-bearing funding	17,015	—	0.02	27,720	—	0.04
Total funding of interest-earning assets	$1,936,851	$(38,855)	(2.68)	$1,920,814	$(41,646)	(2.89)
Net interest income/yield		$11,359	0.78		$10,676	0.74

(1)	Mortgage loans on non-accrual status, where interest income is generally recognized when collected, are included in average balances.

(2)
Represents changes in fair value of derivatives in closed cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the interest expense associated with the hedged forecasted issuance of debt affects earnings.

13	Freddie Mac Form 10-Q

Net interest income increased in the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. Net interest yield remained flat for the three months ended September 30, 2015 and increased for the nine months ended September 30, 2015 compared to the same periods in 2014. These results were driven by:

•
Higher management and guarantee fee income — Management and guarantee fee income increased in the three and nine months ended September 30, 2015, compared to the same periods in 2014, as the management and guarantee fees received on new business are higher than older vintages that continue to run off. The percentage of our net interest income derived from management and guarantee fees continues to increase, and we expect this trend will continue. We estimate that more than 40% of our net interest income during the three and nine months ended September 30, 2015 was derived from management and guarantee fee income. Net interest income includes the legislated 10 basis point increase in management and guarantee fees, which is remitted to Treasury as part of the Temporary Payroll Tax Cut Continuation Act of 2011. Net interest income includes $247 million and $699 million during the three and nine months ended September 30, 2015, respectively, compared to $196 million and $551 million during the three and nine months ended September 30, 2014, respectively, related to these fees.

•
Increased amortization of upfront fees and basis adjustments — During the three and nine months ended September 30, 2015, average mortgage interest rates declined as compared to the same periods in 2014. This decline in average mortgage interest rates caused an increase in borrower refinance activity. As borrowers refinance and our liquidation rate increases, the amortization of the upfront fees and basis adjustments associated with these mortgage loans and the securities that are backed by these mortgage loans increases, which generally has a positive effect on net interest income and net interest yield. The timing of the amortization for the mortgage loans differs from the timing of the amortization for the securities that are backed by these mortgage loans, because proceeds received from the mortgage loans backing these securities are remitted to the security holders at a later date. This timing difference can contribute to short-term volatility in net interest income period over period. In addition, our balance of deferred upfront fees and basis adjustments continues to increase as we add new business.

•
A decline in the average balance of our higher-yielding assets — The balance of our higher-yielding assets continues to decline, consistent with the required reduction of our mortgage-related investments portfolio. This decline has placed downward pressure on our net interest income and net interest yield and will likely continue to do so in the future.

Benefit (Provision) for Credit Losses
Our benefit (provision) for credit losses predominantly relates to single-family mortgage loans and reflects: (a) our estimate of incurred losses for newly impaired mortgage loans; (b) changes in our estimates of incurred losses for previously impaired mortgage loans; (c) a reduction of the portion of the loan loss reserve related to interest rate concessions as borrowers make payments under the terms of their mortgage loan modifications; and (d) reductions in our loan loss reserves associated with reclassifying mortgage loans from held-to-investment to held-for-sale.
The benefit for credit losses for the three and nine months ended September 30, 2015 was driven by the reclassification of mortgage loans from held-to-investment to held-for-sale. Excluding the effect of the reclassification of mortgage loans, the amount of our benefit (provision) for credit losses for the three and nine months ended September 30, 2015 was not significant. In the three and nine months ended September 30, 2015, we reclassified $2.5 billion and $10.6 billion, respectively, in UPB of certain seriously delinquent single-family mortgage loans from held-for-investment to held-for-sale. This reclassification and other related subsequent activity affects several line items. The benefit for credit losses due to the reclassification and other related subsequent activity was $0.5 billion and $2.0 billion in the three and nine months ended September 30, 2015, respectively, and was offset by: (a) lower-of-cost-or-fair-value losses of approximately $0.3 billion and $1.5 billion for the three and nine months ended September 30, 2015, respectively, which were included in other non-interest income; and (b) increased non-interest expense of approximately $0.2 billion and $0.9 billion for the three and nine months ended September 30, 2015, respectively, related to property taxes and insurance associated with these mortgage loans.
The provision for credit losses for the three months ended September 30, 2014 reflected a slight increase in our estimate of incurred losses on previously impaired mortgage loans due to declines in home prices in certain areas. The provision for credit losses for the nine months ended September 30, 2014 reflected an increase in our loan loss reserve for newly impaired mortgage loans that was slightly offset by improvements in our estimate of incurred losses on previously impaired mortgage loans primarily due to the positive effect of an increase in home prices.
Our single-family loan loss reserves declined from $21.8 billion at December 31, 2014 to $16.4 billion at September 30, 2015, primarily reflecting a high level of mortgage loan charge-offs related to our initial adoption of regulatory guidance that changed when we deem a mortgage loan uncollectible and the reclassification of certain seriously delinquent single-family mortgage loans from held-for-investment to held-for-sale.
On January 1, 2015, we adopted regulatory guidance issued by FHFA that establishes guidelines for adverse classification and identification of specified single-family and multifamily assets, including guidelines for recognizing charge-offs on certain single-family mortgage loans. Upon adoption, we changed the timing of when we deem certain single-family mortgage loans to

14	Freddie Mac Form 10-Q

be uncollectible, and we began to charge-off the amount of recorded investment in excess of the fair value of the underlying collateral for mortgage loans that have been deemed uncollectible prior to foreclosure. These additional charge-offs did not have a material impact on our comprehensive income during the nine months ended September 30, 2015, as we had already reserved for these losses in our allowance for loan losses in prior periods. This adoption resulted in a reduction to both the recorded investment of mortgage loans, held-for-investment, and our allowance for loan losses of $1.9 billion on January 1, 2015.
As of September 30, 2015, approximately 64% of the loan loss reserves for single-family mortgage loans related to interest rate concessions associated with TDRs. A concession can result from various changes in a mortgage loan's contractual terms, but generally arises from a reduction in a mortgage loan's contractual interest rate when a mortgage loan is modified. Due to the large number of mortgage loan modifications completed in recent years, our loan loss reserves attributable to TDRs remain high.
Most of our modified mortgage loans were current and performing at September 30, 2015. However, we establish a reserve for TDR mortgage loans at the time of modification that largely relates to the reduction in the contractual interest rate of the mortgage loan for its remaining term. The portion of the reserve related to the interest rate concession is generally reduced over time as the borrower makes payments under the terms of the modification. We expect our loan loss reserves associated with existing TDRs will continue to decline over time as borrowers continue to make monthly payments under the modified terms and the interest rate concessions are recognized as income.
Mortgage loans that have been individually evaluated for impairment, such as modified mortgage loans, generally have a higher associated loan loss reserve than mortgage loans that have been collectively evaluated for impairment. As of September 30, 2015 and December 31, 2014, the recorded investment of single-family impaired mortgage loans with specific reserves recorded was $88.3 billion and $95.1 billion, respectively, and the loan loss reserves associated with these mortgage loans were $14.8 billion and $17.8 billion, respectively.
The table below summarizes our net investment for individually impaired single-family mortgage loans on our consolidated balance sheets for which we have recorded a specific reserve.
Table 6 — Single-Family Impaired Mortgage Loans with Specific Reserve Recorded

	2015		2014
	Number of Mortgage Loans	Amount (1)	Number of Mortgage Loans	Amount
	(dollars in millions)
TDRs, at January 1,	539,590	$94,401	514,497	$92,505
New additions	44,439	6,176	61,345	8,891
Repayments, charge-offs, and reclassifications to/from held-for-sale	(52,947)	(10,695)	(20,972)	(3,802)
Foreclosure transfers and foreclosure alternatives	(14,625)	(2,304)	(19,432)	(3,356)
TDRs, at September 30,	516,457	87,578	535,438	94,238
Mortgage loans impaired upon purchase	10,327	747	10,308	785
Total impaired mortgage loans with specific reserve	526,784	88,325	545,746	95,023
Total allowance for loan losses of individually impaired single-family mortgage loans		(14,847)		(18,199)
Net investment, at September 30,		$73,478		$76,824

(1)	The net investment amount for 2015 includes charge-offs related to our January 1, 2015 adoption of regulatory guidance that changed when we deem mortgage loans to be uncollectible.
See "NOTE 5: IMPAIRED MORTGAGE LOANS" for further information about our TDRs and non-accrual and other impaired mortgage loans.

15	Freddie Mac Form 10-Q

The table below provides information about the UPB of TDRs and non-accrual mortgage loans on our consolidated balance sheets.
Table 7 — TDRs and Non-Accrual Mortgage Loans

	September 30, 2015	December 31, 2014	September 30, 2014
	(dollars in millions)
TDRs on accrual status:
Single-family	$82,830	$82,373	$82,152
Multifamily	339	535	597
Subtotal —TDRs on accrual status	83,169	82,908	82,749
Non-accrual mortgage loans:
Single-family	24,342	32,745	34,145
Multifamily(1)	242	385	411
Subtotal — non-accrual mortgage loans	24,584	33,130	34,556
Total TDRs and non-accrual mortgage loans(2)	$107,753	$116,038	$117,305

Loan loss reserves associated with:
TDRs on accrual status	$12,791	$13,749	$14,079
Non-accrual mortgage loans	2,975	6,966	7,336
Total loan loss reserves associated with TDRs and non-accrual mortgage loans	$15,766	$20,715	$21,415

Ratio of total loan loss reserves (excluding reserves for TDR concessions) to annualized net charge-offs for single-family mortgage loans	2.9	2.7	3.1
Ratio of total loan loss reserves to annualized net charge-offs for single-family mortgage loans	8.2	5.6	6.3

	Nine Months Ended September 30,
	2015		2014
	(in millions)
Foregone interest income on TDR and non-accrual mortgage loans:
Single-family	$2,172		$2,574
Multifamily	3		4
Total foregone interest income on TDR and non-accrual mortgage loans	$2,175		$2,578

(1)	Includes $242 million, $385 million, and $402 million in UPB of mortgage loans that were current as of September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

(2)
As of January 1, 2015, we adopted regulatory guidance that changed when we deem mortgage loans to be uncollectible. As of September 30, 2015, there was $6.4 billion in UPB of our TDR and non-accrual mortgage loans, of which we had charged-off $1.8 billion during the nine months ended September 30, 2015 that reduced our recorded investment in these mortgage loans.

Credit Loss Performance
Our single-family charge-offs, gross, were higher during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to our adoption on January 1, 2015 of regulatory guidance that changed when we deem a mortgage loan to be uncollectible. The level of charge-offs should decline as we continue our loss mitigation activities and our efforts to sell seriously delinquent single-family mortgage loans. Our single-family charge-offs, gross, were lower during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to lower REO acquisitions.
The table below provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and mortgage loans underlying our non-consolidated mortgage-related financial guarantees.

16	Freddie Mac Form 10-Q

Table 8 — Credit Loss Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
REO
REO balances, net:
Single-family	$1,787	$2,911	$1,787	$2,911
Multifamily	8	—	8	—
Total	$1,795	$2,911	$1,795	$2,911
REO operations expense (income):
Single-family	$116	$109	$243	$120
Multifamily	—	(6)	—	(8)
Total	$116	$103	$243	$112
Charge-offs
Single-family:
Charge-offs, gross(1)	$703	$1,109	$4,558	$3,826
Recoveries(2)	(177)	(190)	(547)	(1,100)
Single-family, net	$526	$919	$4,011	$2,726
Multifamily:
Charge-offs, gross	$3	$—	$9	$2
Recoveries	—	(1)	—	(1)
Multifamily, net	$3	$(1)	$9	$1
Total Charge-offs:
Charge-offs, gross	$706	$1,109	$4,567	$3,828
Recoveries	(177)	(191)	(547)	(1,101)
Total Charge-offs, net	$529	$918	$4,020	$2,727
Credit Losses:
Single-family	$642	$1,028	$4,254	$2,846
Multifamily	3	(7)	9	(7)
Total	$645	$1,021	$4,263	$2,839
Total (in bps)(3)	13.8	22.6	30.7	20.9

(1)
Charge-offs include $23 million and $21 million during the three months ended September 30, 2015 and the three months ended September 30, 2014, respectively, and $75 million and $59 million during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively, related to losses on mortgage loans purchased under financial guarantees that were recorded within other expenses on our consolidated statements of comprehensive income.

(2)
Includes $0.5 billion during the nine months ended September 30, 2014 related to repurchase requests made to our seller/servicers (including $0.3 billion related to settlement agreements with certain sellers to release specified mortgage loans from certain repurchase obligations in exchange for one-time cash payments). Excludes certain recoveries, such as pool insurance, which are included in non-interest income on our consolidated statements of comprehensive income.

(3)
Includes charge-offs of $1.9 billion associated with our initial adoption of regulatory guidance on January 1, 2015. Excluding this amount, the total credit losses (in bps) during the nine months ended September 30, 2015 were 16.8.

Our 2005-2008 Legacy single-family book comprised approximately 11% of our single-family credit guarantee portfolio, based on UPB, at September 30, 2015; however, these mortgage loans accounted for approximately 80% of our credit losses during the nine months ended September 30, 2015. Our single-family credit losses during the nine months ended September 30, 2015 were highest in Florida and New Jersey. Collectively, these two states comprised approximately 34% of our total credit losses during the nine months ended September 30, 2015.
At September 30, 2015, mortgage loans in states with a judicial foreclosure process comprised 39% of our single-family credit guarantee portfolio, based on UPB, while mortgage loans in these states contributed to approximately 72% of our credit losses during the nine months ended September 30, 2015. Foreclosures generally take longer to complete in states where a judicial foreclosure is required, compared to other states. We expect the portion of our credit losses related to mortgage loans in states with judicial foreclosure processes will remain high in the near term as the substantial backlog of mortgage loans awaiting court proceedings in those states transitions to REO or other loss events. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.
The table below provides information on the severity of losses we experienced on mortgage loans in our single-family credit guarantee portfolio.

17	Freddie Mac Form 10-Q

Table 9 — Severity Ratios for Single-Family Mortgage Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Severity ratios:
REO dispositions and third-party sales(1)	34.3%	33.3%	34.5%	33.8%
Short sales	29.8	32.0	30.3	31.6

(1)
Calculated as combined collateral losses on REO dispositions and third-party sales at foreclosure auction, divided by the combined UPB of the related mortgage loans. Includes selling and repair expenses. Excludes recoveries related to settlement agreements with certain sellers to release specified mortgage loans from certain repurchase obligations in exchange for one-time cash payments.

In recent periods, third-party sales at foreclosure auction have comprised an increasing portion of foreclosure transfers. Third-party sales at foreclosure auction allow us to avoid the REO property expenses that we would have otherwise incurred if we held the property in our REO inventory until disposition. Our severity ratios have remained relatively stable during the 2015 periods, compared to the 2014 periods. These severity ratios are influenced by several factors, including the geographic location of the property and the related selling expenses.
Non-Interest Income (Loss)
Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts
During the three and nine months ended September 30, 2015, we purchased single-family PCs which resulted in an extinguishment of debt securities of consolidated trusts with a UPB of $15.6 billion and $40.6 billion, respectively.
During the three and nine months ended September 30, 2014, we purchased single-family PCs which resulted in an extinguishment of debt securities of consolidated trusts with a UPB of $14.8 billion and $37.6 billion, respectively.
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
We did not have any derivatives in hedge accounting relationships at September 30, 2015 or December 31, 2014. However, AOCI includes amounts related to closed cash flow hedges.
While derivatives are an important aspect of our strategy to manage interest-rate risk, they increase the volatility of reported comprehensive income because fair value changes on derivatives are included in comprehensive income, while fair value changes associated with some of the assets and liabilities being economically hedged are not. These differences in measurement (i.e., some are measured at amortized cost, while others are measured at fair value) create volatility in our earnings when interest rates fluctuate. This volatility is not indicative of the underlying economics of our business. The mix of our derivative portfolio, in conjunction with the mix of our assets and liabilities, also affects the volatility of comprehensive income.
Table 10 — Derivative Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest-rate swaps	$(4,693)	$(184)	$(2,514)	$(3,505)
Option-based derivatives	1,171	78	722	344
Other derivatives(1)	(114)	116	(9)	241
Accrual of periodic settlements	(536)	(627)	(1,639)	(1,974)
Total	$(4,172)	$(617)	$(3,440)	$(4,894)

(1)	Primarily includes futures, commitments, credit derivatives and swap guarantee derivatives.
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
While our sensitivity to interest rates on an economic basis remains low as measured by our models, our exposure to earnings volatility resulting from our use of derivatives has increased in recent periods as we have changed the mix of our derivatives to align with the changing duration of our economically hedged assets and liabilities.

18	Freddie Mac Form 10-Q

During the three and nine months ended September 30, 2015, we recognized net losses on derivatives primarily as a result of a decline in longer-term interest rates. During these periods, we recognized fair value losses on our interest-rate swaps of $4.7 billion and $2.5 billion, respectively, and losses of $0.5 billion and $1.6 billion, respectively, related to the accrual of periodic settlements as we were a net payer based on the terms of the instruments. These losses were partially offset by fair value gains on our option-based derivatives of $1.2 billion and $0.7 billion, respectively.
During the three and nine months ended September 30, 2014, we recognized net losses on derivatives primarily as a result of a flattening of the yield curve as short-term interest rates increased and longer-term interest rates declined. During these periods, we recognized fair value losses on our interest-rate swaps of $0.2 billion and $3.5 billion, respectively and net losses of $0.6 billion and $2.0 billion, respectively, related to the accrual of periodic settlements as we were a net payer on our interest-rate swaps based on the terms of the instruments.
Impairments of Available-For-Sale Securities
During the three and nine months ended September 30, 2015 and 2014, we recorded net impairments of available-for-sale securities recognized in earnings related to non-agency mortgage-related securities. The impairments during all periods were mostly driven by the inclusion of additional securities in the population of available-for-sale securities in an unrealized loss position that we intend to sell. The addition of securities to this population during these periods generally reflects our efforts to reduce the balance of less liquid assets in the mortgage-related investments portfolio. During the three and nine months ended September 30, 2014, the impairments included amounts where our intent to sell changed as a result of the settlement of a non-agency mortgage-related securities lawsuit where a counterparty agreed to purchase the securities as part of the settlement. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information.
Other Gains (Losses) on Investment Securities Recognized in Earnings
The table below presents our other gains (losses) on investment securities recognized in earnings.
Table 11 — Other Gains (Losses) on Investment Securities Recognized in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Gains (losses) on trading securities	$(56)	$(216)	$(329)	$(183)
Gains (losses) on sales of available-for-sale securities	312	107	1,154	1,212
Total	$256	$(109)	$825	$1,029

The losses on trading securities during the 2015 periods were primarily due to reductions in the fair value of securities carried at a premium (i.e., fair value exceeds par value), as these securities moved closer to their maturity. These losses were partially offset by gains due to declines in interest rates. As of September 30, 2015, our agency securities classified as trading were generally in an unrealized gain position, so we expect to recognize losses on these securities as they approach maturity and move closer to par.
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
Other Income (Loss)
The table below summarizes the significant components of other income (loss).

19	Freddie Mac Form 10-Q

Table 12 — Other Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements	$—	$1,187	$—	$6,084
Gains (losses) on mortgage loans	(197)	168	(1,321)	383
Recoveries on mortgage loans acquired with deteriorated credit quality(1)	30	53	95	162
Management and guarantee fee-related income, net(2)	85	40	321	184
All other	207	348	473	516
Total other income (loss)	$125	$1,796	$(432)	$7,329

(1)	Primarily relates to mortgage loans acquired with deteriorated credit quality prior to 2010. Consequently, our recoveries on these mortgage loans will generally decline over time.

(2)	Primarily relates to securitized mortgage loans that we guarantee and have not consolidated the securitization trusts on our consolidated balance sheets.
Non-Agency Mortgage-Related Securities Settlements
We received proceeds from ten settlements of lawsuits regarding our investment in certain non-agency mortgage-related securities during the nine months ended September 30, 2014. We did not have any such settlements in the nine months ended September 30, 2015.
Gains (Losses) on Mortgage Loans
Gains (losses) on mortgage loans consist of three components:

•
Gains (losses) on mortgage loans held-for-sale related to lower-of-cost-or-fair-value adjustments were $(0.3) billion and $0.1 billion during the three months ended September 30, 2015 and the three months ended September 30, 2014, respectively, and were $(1.5) billion and $(0.1) billion during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. The higher losses during the 2015 periods were primarily due to a larger volume of mortgage loans reclassified from held-for-investment to held-for-sale during the 2015 periods, compared to the 2014 periods.

•
During the three and nine months ended September 30, 2015, we reclassified $2.5 billion and $10.6 billion, respectively, in UPB of single-family mortgage loans from held-for-investment to held-for-sale, compared to $0.7 billion in UPB during the nine months ended September 30, 2014. We did not have any such reclassification during the three months ended September 30, 2014.

•
During the three and nine months ended September 30, 2015, we reclassified $1.8 billion and $2.1 billion, respectively, in UPB of multifamily mortgage loans from held-for-investment to held-for-sale. We did not have any such reclassification during the comparable 2014 periods.

•
We held $7.1 billion and $2.1 billion in UPB of single-family and multifamily mortgage loans, respectively, for sale and evaluated at lower-of-cost-or-fair-value on our consolidated balance sheet at September 30, 2015.

•
Gains (losses) realized on the sale of mortgage loans were not significant for the three and nine months ended September 30, 2015, or the comparable 2014 periods, as gains from declining interest rates were offset by losses from widening spreads.

•
We sold $6.0 billion and $21.2 billion in UPB of multifamily mortgage loans during the three and nine months ended September 30, 2015, respectively. We sold $4.5 billion and $12.9 billion in UPB of multifamily mortgage loans during the comparable 2014 periods.

•
We sold $0.6 billion and $1.9 billion in UPB of single-family mortgage loans during the three and nine months ended September 30, 2015, respectively. We sold $0.6 billion in UPB of single-family mortgage loans during the comparable 2014 periods.

•
Gains resulting from changes in the fair value of multifamily mortgage loans for which we have elected the fair value option were $0.2 billion and $0.3 billion during the three and nine months ended September 30, 2015, respectively, compared to $0.1 billion and $0.4 billion during the three and nine months ended September 30, 2014, respectively. These gains were primarily due to declining interest rates, partially offset by losses due to widening spreads.

20	Freddie Mac Form 10-Q

All Other
All other income (loss) includes income recognized from transactional fees, fees assessed to our servicers for technology use and late fees or other penalties, changes in fair value of STACR debt notes (as we have elected to carry certain of these notes at fair value), and other miscellaneous income. The decrease in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to lower fair value gains on certain STACR debt notes as credit spreads widened to a lesser extent and lower compensatory fees assessed on servicers in the 2015 period. The decrease in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to lower compensatory fees assessed on servicers and higher costs associated with the common securitization platform in the 2015 period. This decrease was partially offset by an increase in certain credit enhancement recoveries in the 2015 period associated with single-family mortgage loans. Previously, these recoveries were recognized within our provision for credit losses.
Non-Interest Expense
The table below summarizes the components of non-interest expense.
Table 13 — Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Administrative expense:
Salaries and employee benefits	$231	$231	$742	$687
Professional services	130	128	361	392
Occupancy expense	14	16	40	43
Other administrative expense	90	97	274	271
Total administrative expense	465	472	1,417	1,393
REO operations expense	116	103	243	112
Temporary Payroll Tax Cut Continuation Act of 2011 expense	248	198	705	563
Other expense	270	43	1,234	199
Total non-interest expense	$1,099	$816	$3,599	$2,267

Administrative Expense
Administrative expense was relatively flat during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. During the nine months ended September 30, 2015, salaries and employee benefits expense increased primarily because of costs associated with the termination of our pension plans. This increase was partially offset by lower professional services expense driven by lower expenses associated with FHFA-led lawsuits regarding our investments in certain residential non-agency mortgage-related securities.
REO Operations Expense
Our REO operations expense includes: (a) REO property expenses; (b) net gains or losses incurred on disposition of REO properties; (c) adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell; and (d) recoveries from mortgage insurance and other credit enhancements. The increases in REO operations expense during the 2015 periods were primarily due to lower gains on REO dispositions and lower recoveries from mortgage insurance during the 2015 periods. For more information on our REO activity, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — REO, Net.”
Temporary Payroll Tax Cut Continuation Act of 2011 Expense
Pursuant to the Temporary Payroll Tax Cut Continuation Act of 2011, we increased the management and guarantee fee on single-family mortgage loans sold to us by 10 basis points in April 2012. We refer to this fee increase, which we pay to Treasury on a quarterly basis, as the legislated 10 basis point increase in management and guarantee fees.
As of September 30, 2015 and September 30, 2014, mortgage loans with an aggregate UPB of $1.0 trillion (or 60% of the single-family credit guarantee portfolio) and $820.3 billion, respectively, were subject to these fees. As of September 30, 2015, the cumulative total of the amounts paid and due to Treasury for these fees was $2.1 billion. We expect the amount of these fees to continue to increase in the future as we add new business and increase the UPB of mortgage loans subject to these fees.
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

21	Freddie Mac Form 10-Q

Beginning January 1, 2015, FHFA directed us to allocate funds to the Housing Trust Fund and Capital Magnet Fund. During the nine months ended September 30, 2015, we completed $305.6 billion of new business purchases subject to this allocation and accrued $128 million of related expense. We expect to pay these amounts (and any additional amounts to be accrued based on our new business purchases in the fourth quarter of 2015) in February 2016.
Other Comprehensive Income (Loss)
The table below presents components of other comprehensive income (loss) reported in our condensed consolidated statements of comprehensive income.
Table 14 — Components of Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Other comprehensive income, excluding reclassifications and amortization	$217	$750	$754	$2,289
Other comprehensive income, amortization due to significant increases in expected cash flows on previously-impaired available-for-sale securities	(108)	(132)	(354)	(385)
Reclassifications from AOCI	(135)	87	(460)	(192)
Total	$(26)	$705	$(60)	$1,712
Other comprehensive income (loss) for the three and nine months ended September 30, 2015 was primarily driven by the reclassification of unrealized gains in AOCI to realized gains on investment activity resulting from sales of available-for-sale mortgage-related securities. Excluding the reclassification of these gains, net unrealized gains for the three months ended September 30, 2015 were due to a decline in interest rates, partially offset by spread widening. Excluding the reclassification of these gains, net unrealized gains for the nine months ended September 30, 2015 were due to a decline in interest rates and spread tightening.
Other comprehensive income for the three and nine months ended September 30, 2014 was driven by fair value gains on our available-for-sale securities resulting from a decline in longer-term interest rates coupled with the impact of spread tightening on our non-agency mortgage-related securities and the movement of these securities with unrealized losses towards maturity.
For more information about the components of other comprehensive income (loss) see "Table 11.1 — Changes in AOCI by Component, Net of Tax."
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
In the second quarter of 2015, we changed our Segment Earnings definition associated with the revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011. As a result of this change, the revenue and expense related to the legislated 10 basis point increase in management and guarantee fee income are now netted within the Single-family Guarantee segment. The purpose of this change is to better reflect how management evaluates the Single-family Guarantee segment. Prior period results have been revised to conform with the current period presentation. We reclassified $198 million and $563 million of Temporary Payroll Tax Cut Continuation Act of 2011 expense into management and guarantee fee income for the three months ended September 30, 2014 and the nine months ended September 30, 2014, respectively.

22	Freddie Mac Form 10-Q

The table below provides UPB information about our various segment mortgage and credit risk portfolios at September 30, 2015 and December 31, 2014.
Table 15 — Composition of Segment Mortgage Portfolios and Credit Risk Portfolios

	September 30, 2015	December 31, 2014
	(in millions)
Segment mortgage portfolios:
Single-family Guarantee — Managed loan portfolio:(1)
Single-family unsecuritized seriously delinquent mortgage loans	$21,352	$28,738
Single-family Freddie Mac mortgage-related securities held by us	149,968	158,215
Single-family Freddie Mac mortgage-related securities held by third parties	1,458,057	1,397,050
Single-family other guarantee commitments	2,954	16,806
Total Single-family Guarantee — Managed loan portfolio	1,632,331	1,600,809
Investments — Mortgage investments portfolio:
Single-family unsecuritized performing mortgage loans	77,843	82,778
Single-family Freddie Mac mortgage-related securities	149,968	158,215
Non-agency mortgage-related securities	30,020	44,230
Non-Freddie Mac agency mortgage-related securities	14,063	16,341
Total Investments — Mortgage investments portfolio	271,894	301,564
Multifamily — Guarantee portfolio:
Multifamily Freddie Mac mortgage-related securities held by us	5,059	3,326
Multifamily Freddie Mac mortgage-related securities held by third parties	93,589	78,495
Multifamily other guarantee commitments	9,597	9,341
Total Multifamily — Guarantee portfolio	108,245	91,162
Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	19,679	25,156
Multifamily unsecuritized mortgage loan portfolio	54,220	52,956
Total Multifamily — Mortgage investments portfolio	73,899	78,112
Total Multifamily portfolio	182,144	169,274
Less: single-family and multifamily Freddie Mac securities held by us	(155,027)	(161,541)
Total mortgage portfolio	$1,931,342	$1,910,106
Credit risk portfolios:
Single-family credit guarantee portfolio:(1)
Single-family mortgage loans, on-balance sheet	$1,687,770	$1,645,872
Non-consolidated Freddie Mac mortgage-related securities	5,617	6,233
Other guarantee commitments	2,954	16,806
Less: HFA initiative-related guarantees	(2,715)	(3,357)
Less: Freddie Mac mortgage-related securities backed by Ginnie Mae certificates	(365)	(433)
Total single-family credit guarantee portfolio	$1,693,261	$1,665,121
Multifamily mortgage portfolio:
Multifamily mortgage loans, on-balance sheet	$55,957	$53,480
Non-consolidated Freddie Mac mortgage-related securities	96,910	81,296
Other guarantee commitments	9,597	9,341
Less: HFA initiative-related guarantees	(711)	(772)
Total multifamily mortgage portfolio	$161,753	$143,345

(1)
The balances of the mortgage-related securities in the Single-family Guarantee managed loan portfolio are based on the UPB of the security, whereas the balances of our single-family credit guarantee portfolio presented in this report are based on the UPB of the mortgage loans underlying the related security.

23	Freddie Mac Form 10-Q

Segment Earnings — Results
Single-Family Guarantee
The table below presents the Segment Earnings of our Single-family Guarantee segment.
Table 16 — Segment Earnings and Key Metrics — Single-Family Guarantee

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Segment Earnings:
Net interest income (expense)	$52	$19	$(59)	$(27)
Benefit (provision) for credit losses	360	(818)	1,335	(742)
Non-interest income:
Management and guarantee fee income	1,345	1,143	4,066	3,201
Other non-interest income (loss)	(142)	422	(1,088)	450
Total non-interest income	1,203	1,565	2,978	3,651
Non-interest expense:
Administrative expense	(309)	(302)	(938)	(855)
REO operations expense	(116)	(109)	(243)	(120)
Other non-interest expense	(257)	(40)	(1,196)	(159)
Total non-interest expense	(682)	(451)	(2,377)	(1,134)
Segment adjustments	(62)	(75)	(202)	(233)
Segment Earnings before income tax expense	871	240	1,675	1,515
Income tax expense	(280)	(44)	(535)	(438)
Segment Earnings, net of taxes	591	196	1,140	1,077
Total other comprehensive income (loss), net of taxes	—	(1)	(1)	(1)
Total comprehensive income	$591	$195	$1,139	$1,076
Key metrics:
Balances and Volume (dollars in billions):
Average balance of single-family credit guarantee portfolio and HFA guarantees	$1,683	$1,653	$1,673	$1,652
Issuance — Single-family credit guarantees	$99	$78	$281	$189
Fixed-rate products — Percentage of purchases	96%	94%	96%	94%
Liquidation rate — Single-family credit guarantees (annualized)(1)	20%	17%	21%	15%
Average Management and Guarantee Fee Rate (in bps, annualized)
Segment Earnings management and guarantee fee income(2)	32.0	27.6	32.4	25.8
Management and guarantee fee charged on new acquisitions(3)	44.0	47.2	44.3	47.4
Credit:
Serious delinquency rate, at period end	1.41%	1.96%	1.41%	1.96%
REO inventory, at end of period (number of properties)	17,780	29,344	17,780	29,344
Single-family credit losses, in bps (annualized)(4)	15.1	24.6	33.5	22.7
Market:
Single-family mortgage loan debt outstanding (total U.S. market, in billions)(5)	$9,901	$9,871	$9,901	$9,871

(1)	Includes our removal of seriously delinquent and modified mortgage loans and balloon/reset mortgage loans from PC pools. Also includes terminations of other guarantee commitments.

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

(4)
Includes charge-offs of $1.9 billion associated with our initial adoption of regulatory guidance on January 1, 2015. Excluding this amount, the single-family credit losses, in bps (annualized) during the nine months ended September 30, 2015 were 18.2.

(5)	Source: Federal Reserve Financial Accounts of the United States of America dated September 18, 2015. The outstanding amounts reflect the balances as of June 30, 2015.
Segment Earnings
The primary drivers of Segment Earnings for the Single-family Guarantee segment generally consist of management and guarantee fee income and the benefit (provision) for credit losses.
Segment Earnings for our Single-family Guarantee segment increased during the 2015 periods, compared to the same periods of 2014, driven by increased management and guarantee fee income offset by losses resulting from the net effect of our

24	Freddie Mac Form 10-Q

reclassification of certain seriously delinquent mortgage loans from held-for-investment to held-for-sale in the 2015 periods and related subsequent activity.
Single-Family Mortgage Loan Volume

•
Origination volumes in the U.S. residential mortgage loan market increased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, driven by an increase in the volume of refinance mortgage loans. We attribute this increase to lower average long-term mortgage loan interest rates during the nine months ended September 30, 2015 compared to prior periods.

•
Our purchase activity during the nine months ended September 30, 2015 increased to $274.9 billion in UPB, compared to $184.3 billion in UPB during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, refinancings comprised approximately 58% of our single-family purchase and issuance volume, compared to 46% during the nine months ended September 30, 2014.

Credit Risk Transfer Activity

•
During the nine months ended September 30, 2015, we completed 14 credit risk transfer transactions that transferred a portion of the credit risk associated with $128.5 billion in UPB of mortgage loans in our New single-family book from us to third-party investors, insurers, and selected sellers. These transactions consisted of:

◦
Six STACR debt note transactions: All of these transactions transferred a portion of the first loss position, in addition to a portion of the mezzanine loss position, associated with the related reference pool;

◦	Six ACIS transactions: Three of these transactions transferred a portion of the first loss position;

◦	One whole loan security: This transaction uses a senior/subordinated security structure. We completed our first transaction in July 2015; and

◦
One seller indemnification transaction: This transaction is an agreement where the seller will absorb first losses on the related single-family mortgage loans based upon a predetermined percentage. The indemnification amount was fully collateralized. We completed our first transaction in July 2015.

•
Our scorecard goal is measured by FHFA based on the amount of risk we transfer in the specific transactions which differs from the total UPB of the underlying reference pools. We expect to meet our 2015 Conservatorship Scorecard goal of completing credit risk transfer transactions of at least $120 billion in UPB of single-family mortgage loans.

Single-Family Credit Guarantee Portfolio

•	Our New single-family book comprised 65% of our overall single-family credit guarantee portfolio as of September 30, 2015, compared to 60% as of December 31, 2014.

•
There were approximately 10.7 million and 10.6 million mortgage loans in our single-family credit guarantee portfolio at September 30, 2015 and December 31, 2014, respectively, including 2.0 million and 2.1 million of relief refinance mortgage loans, respectively.

•	The average UPB of mortgage loans in our single-family credit guarantee portfolio was approximately $159,000 and $156,000 at September 30, 2015 and December 31, 2014, respectively.

•	We expect the UPB of our single-family credit guarantee portfolio will be relatively unchanged at the end of 2015 compared to the end of 2014.
Credit Quality and Mortgage Loan Performance

•
The serious delinquency rate on our single-family credit guarantee portfolio was 1.41% and 1.88% at September 30, 2015 and December 31, 2014, respectively. The serious delinquency rate for the New single-family book was 0.20% as of September 30, 2015 and its credit losses were $117 million during the nine months ended September 30, 2015.

•
During the nine months ended September 30, 2015, our serious delinquency rate continued the decline that began in 2010, primarily due to lower volumes of single-family mortgage loans becoming seriously delinquent and continued loss mitigation (including sales of non-performing mortgage loans) and foreclosure activities for mortgage loans in the Legacy single-family books. See "Table 31 — Single-Family Serious Delinquency Rate Trend" for the recent trend in our serious delinquency rates.

•
The total number of our mortgage loans delinquent for more than one year declined approximately 28% during the nine months ended September 30, 2015. In addition, we sold certain seriously delinquent unsecuritized single-family mortgage loans with an aggregate UPB of $1.9 billion, which contributed to this decline.

•
Our single-family REO inventory (measured in number of properties) declined 31% from December 31, 2014 to September 30, 2015, primarily due to our loss mitigation efforts and a larger proportion of properties being sold to third parties at foreclosure auction.

25	Freddie Mac Form 10-Q

Key Drivers of Segment Earnings

•
Segment Earnings management and guarantee fee income increased during the 2015 periods, compared to the same periods of 2014. These increases were primarily due to higher amortization of upfront fees and increased income from monthly base fees. The higher amortization was driven by a higher liquidation rate resulting from a lower interest rate environment. Income from monthly base fees increased because a higher percentage of our single-family credit guarantee portfolio consists of mortgage loans we acquired in recent years, which have a higher associated management and guarantee fee. Management and guarantee fees charged on new acquisitions decreased during the 2015 periods, compared to the same periods in 2014, due to a combination of competitive pricing and higher market-adjusted pricing costs based on the price performance of our PCs relative to Fannie Mae securities.

•
Our Segment Earnings management and guarantee fee income is influenced by our PC price performance because we adjust our fees based on the price performance of our PCs relative to comparable Fannie Mae securities (we refer to this as market-adjusted pricing). A decline in this price performance could adversely affect our segment financial results. See “RISK FACTORS — Competitive and Market Risks — A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for K Certificates" in our 2014 Annual Report for additional information.

•
Segment Earnings benefit (provision) for credit losses improved during the 2015 periods, compared to the same periods of 2014. The benefit for credit losses during the 2015 periods is primarily due to a reduction of loan loss reserves associated with the reclassification of mortgage loans from held-for-investment to held-for-sale during these periods. The 2015 periods also benefited from decreases in newly impaired mortgage loans while the 2014 periods benefited from settlement agreements. Excluding the effect of mortgage loan reclassifications and other related subsequent activity in the 2015 periods and settlement agreements in the 2014 periods, the benefit for credit losses increased primarily due to decreases in newly impaired loans. Segment Earnings benefit for credit losses in all periods presented also includes benefits associated with the positive payment performance of our TDR mortgage loans.

•
Segment Earnings other non-interest income (loss) declined during the 2015 periods, compared to the same periods of 2014, primarily due to increased lower-of-cost-or-fair-value adjustments on single-family mortgage loans that were reclassified from held-for-investment to held-for-sale.

•
Segment Earnings other non-interest expense increased during the 2015 periods, compared to the same periods of 2014, primarily due to property taxes and insurance associated with mortgage loans reclassified as held-for-sale and an accrual for expenses related to the Housing Trust and Capital Magnet Funds during the 2015 periods. REO operations expense increased during the nine months ended September 30, 2015 driven by lower gains on dispositions of REO properties due to decreased volume and lower recoveries.

•
During the nine months ended September 30, 2015, we reclassified $10.6 billion in UPB of seriously delinquent single-family mortgage loans from held-for-investment to held-for-sale. This reclassification and other related subsequent activity resulted in a pre-tax Segment Earnings net loss of approximately $0.4 billion.

26	Freddie Mac Form 10-Q

Investments
The table below presents the Segment Earnings of our Investments segment.
Table 17 — Segment Earnings and Key Metrics — Investments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Segment Earnings:
Net interest income	$394	$762	$1,479	$2,324
Non-interest income (loss):
Net impairment of available-for-sale securities recognized in earnings	108	37	322	(95)
Derivative losses	(2,950)	(133)	(1,221)	(2,745)
Losses on trading securities	(103)	(202)	(329)	(243)
Non-agency mortgage-related securities settlements	—	1,187	—	6,084
Other non-interest income	1,028	407	2,949	1,920
Total non-interest income (loss)	(1,917)	1,296	1,721	4,921
Non-interest expense:
Administrative expense	(76)	(104)	(239)	(339)
Other non-interest expense (income)	—	—	(2)	(6)
Total non-interest expense	(76)	(104)	(241)	(345)
Segment adjustments	205	168	602	468
Segment Earnings before income tax (expense) benefit	(1,394)	2,122	3,561	7,368
Income tax (expense) benefit	431	(682)	(1,137)	(2,308)
Segment Earnings, net of taxes	(963)	1,440	2,424	5,060
Total other comprehensive income (loss), net of taxes	(45)	819	22	1,893
Comprehensive income (loss)	$(1,008)	$2,259	$2,446	$6,953
Key metrics:
Portfolio balances:
Ending investments asset balances:
Mortgage-related investments(1) (based on UPB)			$271,894	$306,043
Non-mortgage-related investments(2) (based on carrying value)			71,863	61,553
Total investments			$343,757	$367,596
Average balances of interest-earning assets (based on amortized cost):
Mortgage-related investments(1)	$282,365	$316,248	$297,609	$322,075
Non-mortgage-related investments(2)	64,223	61,450	64,821	63,162
Total average balances of interest-earning assets	$346,588	$377,698	$362,430	$385,237
Return:
Net interest yield — Segment Earnings basis (annualized)	0.46%	0.81%	0.54%	0.80%

(1)
Includes our investments in single-family PCs and certain Other Guarantee Transactions, which are consolidated under GAAP on our consolidated balance sheets, and single-family unsecuritized performing loans.

(2)	Includes interest-earning cash and cash equivalents, non-mortgage-related securities, federal funds sold and securities purchased under agreements to resell, and advances to lenders.
Comprehensive Income (Loss)
The primary drivers of comprehensive income for the Investments segment generally consist of: (a) net interest income generated on our investments; (b) derivative- and investments-related fair value gains and losses; and (c) other non-interest income, which includes gains (losses) on sales of available-for-sale securities.
Comprehensive income declined during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to higher derivative losses recorded during 2015 compared to 2014. Also, income from settlements of non-agency mortgage-related securities litigation was recognized during the three months ended September 30, 2014, while no such income was recognized for the same period during 2015.
Comprehensive income declined during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to income from settlements of non-agency mortgage-related securities litigation recognized during 2014, while no such income was recognized during 2015. This decrease was partially offset by lower derivative losses recorded during 2015 compared to 2014.
Business Activities

•	We held $164.0 billion and $174.6 billion of agency securities and $30.0 billion and $44.2 billion of non-agency mortgage-related securities at September 30, 2015 and December 31, 2014, respectively.

27	Freddie Mac Form 10-Q

•
The UPB of our mortgage investments portfolio, which includes mortgage loans, declined $29.7 billion in the first nine months of 2015. This decline was primarily due to liquidations of the portfolio and sales of our less liquid assets, consistent with our efforts to reduce the amount of less liquid assets that we hold.

•
We sold $10.3 billion of non-agency mortgage-related securities during the nine months ended September 30, 2015, compared to $11.2 billion for the same period of 2014. In addition, we securitized $7.4 billion of single-family re-performing or modified loans during the nine months ended September 30, 2015, compared to $7.0 billion for the same period of 2014.

•
We continue to be able to access the capital markets and issued $307.8 billion of discount notes, $91.7 billion of callable debt and $30.3 billion of non-callable debt during the nine months ended September 30, 2015.

•
Certain of our financial assets and liabilities are measured at amortized cost, while others, including derivatives, are measured at fair value. As a result, changes in interest rates create volatility in our Segment Earnings, as the volatility created by these changes is recognized solely by the Investments segment. The volatility in our Segment Earnings may not be indicative of the underlying economics of our business.

•	We continue to maintain low sensitivity to interest rates on an economic basis as measured by our models, through the use of derivatives.

◦	Duration averaged 0.2 months for the nine months ended September 30, 2015.

◦	Portfolio Market Value Sensitivity to an adverse 50 basis point parallel movement in interest rates averaged $97 million for the nine months ended September 30, 2015.
Key Drivers of Segment Earnings and Other Comprehensive Income

•
Net interest income and yields for the three and nine months ended September 30, 2015 declined compared to the three and nine months ended September 30, 2014, primarily from the continued reduction in the balance of higher-yielding mortgage-related assets, coupled with expense recognition related to the accelerated amortization of our basis adjustments for our mortgage-related assets due to increased prepayments.

•
Net impairment of available-for-sale securities recognized in earnings for the three and nine months ended September 30, 2015 declined compared to the three and nine months ended September 30, 2014, primarily due to a decrease in the population of securities we intend to sell in the 2015 periods compared to the 2014 periods.

•
Derivative losses for the three months ended September 30, 2015 increased compared to the three months ended September 30, 2014 primarily due to larger declines in longer-term interest rates. Derivative losses for the nine months ended September 30, 2015 decreased compared to the nine months ended September 30, 2014, primarily due to lower declines in longer-term interest rates in the 2015 periods compared to the 2014 periods.

•
Non-interest income for the three and nine months ended September 30, 2015 did not include any income from settlements of non-agency mortgage-related securities litigation, while we recognized $1.2 billion and $6.1 billion of such income during the three and nine months ended September 30, 2014, respectively.

•
Other non-interest income for the three and nine months ended September 30, 2015 increased compared to the three and nine months ended September 30, 2014 primarily due to increased amortization income related to deferred gains associated with PCs issued by our consolidated trusts that we previously held and subsequently transferred to third parties. The increase in amortization income was driven by higher liquidations of these securities resulting from higher prepayments on the underlying loans.

•
Other comprehensive income (loss) for the three months ended September 30, 2015 decreased compared to the three months ended September 30, 2014 primarily due to fair value losses on our non-agency mortgage-related securities due to spread widening during the third quarter of 2015, compared to spread tightening during the third quarter of 2014. This decline was partially offset by higher fair value gains on our agency mortgage-related securities due to declines in interest rates. Other comprehensive income for the nine months ended September 30, 2015 decreased compared to the nine months ended September 30, 2014 primarily due to lower fair value gains on our non-agency mortgage-related securities due to less spread tightening in 2015 compared to 2014.

28	Freddie Mac Form 10-Q

Multifamily
The table below presents the Segment Earnings of our Multifamily segment.
Table 18 — Segment Earnings and Key Metrics — Multifamily

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Segment Earnings (loss):
Net interest income	$148	$240	$671	$705
Benefit for credit losses	—	10	20	52
Non-interest income (loss):
Management and guarantee fee income	87	65	239	186
Gains on mortgage loans	122	116	216	526
Derivative gains (losses)	(502)	310	7	507
Other non-interest income (loss)	92	(3)	84	203
Total non-interest income (loss)	(201)	488	546	1,422
Non-interest expense:
Administrative expense	(80)	(66)	(240)	(199)
REO operations income	—	6	—	8
Other non-interest expense	(13)	(3)	(36)	(16)
Total non-interest expense	(93)	(63)	(276)	(207)
Segment Earnings (loss) before income tax expense	(146)	675	961	1,972
Income tax (expense) benefit	43	(230)	(307)	(633)
Segment Earnings (loss), net of taxes	(103)	445	654	1,339
Total other comprehensive income (loss), net of taxes	19	(113)	(108)	(180)
Total comprehensive income (loss)	$(84)	$332	$546	$1,159
Key metrics:
New Business Activity:
Multifamily new business activity	$10,914	$6,947	$34,053	$14,062
Multifamily mortgage loan purchase commitments outstanding, at period end	$16,971	$7,913	$16,971	$7,913
Multifamily units financed from new business activity	167,493	100,555	479,659	213,909
Securitization Activity:(1)
Multifamily securitization transactions — guaranteed portion	$6,661	$4,048	$19,573	$11,226
Multifamily securitization transactions — unguaranteed portion(2)	$875	$647	$3,131	$1,870
Average subordination, at issuance	11.6%	13.8%	13.8%	14.3%
K Certificate guarantees:
Average management and guarantee fee rate, in bps (annualized)(3)	24.8	21.5	23.8	20.8
Average K Certificate guaranteed UPB	$90,749	$67,885	$84,398	$64,938
Credit:
Multifamily mortgage portfolio delinquency rate, at period end:
K Certificates	0.02%	0.02%	0.02%	0.02%
All other	—%	0.04%	—%	0.04%
Total	0.01%	0.03%	0.01%	0.03%
REO inventory, at period end (number of properties)	1	—	1	—

(1)	Consists primarily of K Certificate transactions.

(2)	Represents subordinated securities (i.e., CMBS), which are not issued or guaranteed by us.

(3)	Represents Multifamily Segment Earnings — management and guarantee fee income associated with K Certificates, divided by the sum of the average UPB of the outstanding K Certificates.
Comprehensive Income (Loss)
The primary drivers of comprehensive income for the Multifamily segment generally consist of: (a) net interest income; (b) management and guarantee fee income; and (c) gains (losses) on mortgage loans (excluding the interest rate-related fair value changes that are offset in derivative gains (losses)). We use derivatives in the Multifamily segment to economically offset interest rate-related fair value changes of certain assets. The fair value changes of these economically hedged assets are included in gains (losses) on mortgage loans, other non-interest income (loss) and total other comprehensive income (loss). These changes and the interest rate-related derivative fair value changes that are included in derivative gains (losses) offset each other and, as a result, there is no net impact on total comprehensive income for the Multifamily segment from interest rate-related derivatives.

29	Freddie Mac Form 10-Q

Comprehensive income for the Multifamily segment declined during the three months ended September 30, 2015, compared to the same period during 2014, primarily due to: (a) lower gains on the sale of mortgage loans; and (b) lower fair value gains on mortgage loans and securities. Comprehensive income for the Multifamily segment declined during the nine months ended September 30, 2015, compared to the same period during 2014, primarily due to the two drivers described above and no gains on sales of available-for-sale securities during 2015.
Multifamily New Business Activity

•
We continue to provide liquidity to the multifamily market and support affordable rental housing by acquiring and securitizing multifamily mortgage loans. Our total new business activity increased during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, due to the rapid and significant growth observed in the overall multifamily market since late 2014.

•
The 2015 Conservatorship Scorecard sets a goal for us to maintain new multifamily business activity (excluding certain targeted mortgage loan types) at or below $30.0 billion in UPB. In May 2015, FHFA expanded the parameters for exclusion of mortgage loan amounts from its scorecard limit in order to facilitate continued liquidity for affordable rental housing in a growing multifamily market.

•
We had $34.1 billion in new business activity during the nine months ended September 30, 2015. Approximately 70% of this amount was counted towards the 2015 Conservatorship Scorecard goal, while the remaining 30% was excluded.

Multifamily Mortgage Loan Purchase Commitments Outstanding

•	Multifamily mortgage loan purchase commitments outstanding increased as of September 30, 2015, compared to September 30, 2014, reflecting the overall growth in the multifamily market.
Credit Risk Transfer Activity

•
We sold $6.0 billion and $21.2 billion in UPB of multifamily mortgage loans during the three and nine months ended September 30, 2015, respectively, primarily through K Certificate transactions, compared to $4.5 billion and $12.9 billion during the three and nine months ended September 30, 2014, respectively.

•
The percentage of our total multifamily mortgage portfolio protected by subordination was 59% and 56% at September 30, 2015 and December 31, 2014, respectively. This subordination is primarily provided by the unguaranteed securities sold to third parties in K Certificate transactions, which absorb first losses.

•
Approximately 90% of the mortgage loans we purchased during the nine months ended September 30, 2015 were designated for securitization, and we continue to pursue strategies to transfer credit risk for mortgage loans that are not designated for securitization.

Multifamily Portfolio

•
The UPB of the total multifamily portfolio increased to $182.1 billion as of September 30, 2015 from $169.3 billion as of December 31, 2014, primarily due to an increase in our guarantee portfolio and higher levels of new business activity that outpaced liquidations and the sale of mortgage loans in securitization transactions.

Credit Quality and Mortgage Loan Performance

•	As a result of solid market fundamentals and strong underwriting policies, we believe that the credit quality of the multifamily mortgage portfolio remains strong.

•
Multifamily credit losses as a percentage of the combined average balance of our multifamily mortgage loan and guarantee portfolios were 0.8 basis points during the nine months ended September 30, 2015, an increase compared to (0.7) basis points during the nine months ended September 30, 2014.

•	Our low delinquency rates continue to reflect strong industry fundamentals.
Key Drivers of Segment Earnings and Other Comprehensive Income (Loss)

•
Segment Earnings net interest income declined during the three and nine months ended September 30, 2015, compared to the same periods of 2014. This decline was primarily attributable to a segment allocation of debt extinguishment costs related to the transfer of $1.2 billion of seasoned mortgage loans to a consolidated K Certificate trust that did not have any subordination.

•
Segment Earnings total non-interest income declined during the three and nine months ended September 30, 2015, compared to the same periods of 2014, primarily due to: (a) lower gains on mortgage loans (excluding the interest rate-related fair value changes that are offset in derivative gains (losses)) and no gains on sales of available-for-sale securities; partially offset by (b) higher management and guarantee fee income.

▪
Segment Earnings management and guarantee fee income increased during the three and nine months ended September 30, 2015, compared to the same periods of 2014, primarily due to the higher average balance of the multifamily guarantee portfolio, driven by the ongoing issuances of K Certificates.

30	Freddie Mac Form 10-Q

◦	Segment Earnings management and guarantee fee income will likely increase in future periods as we continue to issue K Certificates.

◦	Our guarantees of K Certificates generally have lower fees than our other multifamily guarantee activities as a result of our limited credit risk exposure due to the use of subordination.

▪
Segment Earnings gains on mortgage loans (excluding the interest rate-related fair value changes that are offset in derivative gains (losses)) declined during the three and nine months ended September 30, 2015, compared to the same periods of 2014, primarily due to fair value losses on multifamily mortgage loans held-for-sale as a result of significant market spread volatility on a higher balance during the 2015 periods.

▪
Segment Earnings other non-interest income declined during the nine months ended September 30, 2015, compared to the same period of 2014, primarily due to gains recognized on the sale of available-for-sale securities during the 2014 period. We did not have any such sales in the 2015 period.

•
Total other comprehensive income (loss) (excluding the interest rate-related fair value changes that are offset in derivative gains (losses)) improved during the three and nine months ended September 30, 2015, compared to the same periods of 2014, primarily due to lower fair value losses on available-for-sale securities during the 2015 periods.

CONSOLIDATED BALANCE SHEETS ANALYSIS
You should read this discussion of our consolidated balance sheets in conjunction with our condensed consolidated financial statements, including the accompanying notes.
Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell
The short-term assets on our condensed consolidated balance sheets, which include those related to our consolidated VIEs, consisted primarily of restricted cash, cash equivalents and securities purchased under agreements to resell at September 30, 2015. Short-term assets related to our consolidated VIEs increased by $4.9 billion from December 31, 2014 to September 30, 2015. Our consolidated VIEs include the trusts that issue our single-family PCs. The short-term assets held by these trusts primarily relate to payments of principal and interest received on the loans underlying the PCs that are held pending distribution to the investors in those PCs.
Excluding amounts related to our consolidated VIEs, we held $5.0 billion and $10.9 billion of cash and cash equivalents (including non-interest bearing deposits of $5.0 billion and $6.5 billion at the Federal Reserve Bank of New York), no federal funds sold, and $26.9 billion and $38.4 billion of securities purchased under agreements to resell at September 30, 2015 and December 31, 2014, respectively. The decrease in these liquid assets was due to a decline in forecasted short-term cash needs as compared to December 31, 2014.
Excluding amounts related to our consolidated VIEs, we held on average $6.5 billion and $8.6 billion of cash and cash equivalents and $34.5 billion and $31.2 billion of federal funds sold and securities purchased under agreements to resell during the three and nine months ended September 30, 2015, respectively. In recent years, our use of federal funds sold transactions has been minimal.
Investments in Securities
The disclosures in this section do not include our holdings of single-family PCs and certain Other Guarantee Transactions issued by consolidated trusts as these holdings are eliminated in consolidation.
The table below provides the fair values of our investments in securities on our consolidated balance sheets.
Table 19 — Investments in Securities on Our Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(in millions)
Investments in securities:
Available-for-sale securities
Mortgage-related securities
Agency securities	$43,586	$50,611
Non-agency securities	37,987	55,939
Total available-for-sale securities	81,573	106,550
Trading securities
Mortgage-related securities
Agency securities	23,501	23,584
Non-agency securities	147	171
Total mortgage-related securities	23,648	23,755
Non-mortgage-related securities	12,158	6,682
Total trading securities	35,806	30,437
Total investments in securities	$117,379	$136,987

31	Freddie Mac Form 10-Q

Non-Mortgage-Related Securities
Our investments in non-mortgage-related securities, consisting of U.S. Treasury securities, provide an additional source of liquidity. Our investments in non-mortgage-related securities increased at September 30, 2015, compared to December 31, 2014, primarily due to a change in the mix of our liquidity and contingency operating portfolio.
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
Table 20 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	September 30, 2015			December 31, 2014
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(in millions)
Freddie Mac mortgage-related securities:
Single-family	$34,354	$6,914	$41,268	$41,340	$6,552	$47,892
Multifamily	1,986	3,073	5,059	1,897	1,429	3,326
Total Freddie Mac mortgage-related securities	36,340	9,987	46,327	43,237	7,981	51,218
Non-Freddie Mac mortgage-related securities:
Agency securities:
Fannie Mae:
Single-family	6,320	7,314	13,634	6,852	9,303	16,155
Ginnie Mae:
Single-family	98	331	429	119	67	186
Multifamily	12	—	12	12	—	12
Total Non-Freddie Mac agency securities	6,430	7,645	14,075	6,983	9,370	16,353
Non-agency mortgage-related securities:
Single-family:(1)
Subprime	10	18,529	18,539	11	27,675	27,686
Option ARM	—	5,604	5,604	—	8,287	8,287
Alt-A and other	789	3,458	4,247	955	5,035	5,990
CMBS(2)	5,338	8,794	14,132	9,326	11,886	21,212
Obligations of states and political subdivisions	1,438	21	1,459	2,157	12	2,169
Manufactured housing	482	165	647	521	183	704
Total non-agency mortgage-related securities	8,057	36,571	44,628	12,970	53,078	66,048
Total UPB of mortgage-related securities	$50,827	$54,203	105,030	$63,190	$70,429	133,619
Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(4,225)			(8,187)
Net unrealized gains (losses) on mortgage-related securities, pre-tax			4,416			4,873
Total carrying value of mortgage-related securities			$105,221			$130,305

(1)	Approximately 4% and 3% of these securities held at September 30, 2015 and December 31, 2014, respectively, were investment grade as of those dates, based on the UPB and the lowest rating available.

(2)	Approximately 88% and 92% of these securities held at September 30, 2015 and December 31, 2014, respectively, were investment grade as of those dates, based on the UPB and the lowest rating available.
The table below provides the UPB and fair value of our investments in agency and non-agency mortgage-related securities on our consolidated balance sheets.

32	Freddie Mac Form 10-Q

Table 21 — Additional Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	September 30, 2015		December 31, 2014
	UPB	Fair Value	UPB	Fair Value
	(in millions)
Agency pass-through securities	$9,515	$10,260	$11,289	$12,196
Other agency securities:
Interest-only securities	—	2,487	—	2,093
Principal-only securities	2,155	1,843	2,427	2,086
Inverse floating-rate securities(1)	858	1,241	1,156	1,619
REMICs and Other Structured Securities	47,874	51,256	52,699	56,201
Total agency securities	60,402	67,087	67,571	74,195
Non-agency securities	44,628	38,134	66,048	56,110
Total mortgage-related securities	$105,030	$105,221	$133,619	$130,305

(1)
Represents securities where the holder receives interest cash flows that change inversely with the reference rate (i.e., higher cash flows when reference rates are low and lower cash flows when reference rates are high). Additionally, these securities receive a portion of principal cash flows associated with the underlying collateral.

The reduction in non-agency mortgage-related securities from December 31, 2014 to September 30, 2015 was due to liquidations and sales, consistent with our efforts to reduce the amount of less liquid assets in our mortgage-related investments portfolio, as described in “EXECUTIVE SUMMARY — Limits on Our Mortgage-Related Investments Portfolio.”
The reduction in agency mortgage-related securities from December 31, 2014 to September 30, 2015 was mainly due to liquidations.
Higher-Risk Components of Our Investments in Mortgage-Related Securities
We have exposure to subprime, option ARM, interest only, and Alt-A and other loans as part of our investments in mortgage-related securities as follows:

•	Single-family non-agency mortgage-related securities: We hold non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans.

•
Single-family Freddie Mac mortgage-related securities: We hold certain Other Guarantee Transactions as part of our investments in securities. There are subprime and option ARM loans underlying some of these Other Guarantee Transactions. For more information on single-family loans with certain higher-risk characteristics underlying our issued securities, see “RISK MANAGEMENT — Credit Risk — Single-Family Mortgage Credit Risk — Monitoring Mortgage Loan Performance.”

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

33	Freddie Mac Form 10-Q

Table 22 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans and Certain Related Credit Statistics

	As of
	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
	(dollars in millions)
UPB:(1)
Subprime	$18,539	$20,987	$23,790	$27,682	$30,706
Option ARM	5,604	6,938	7,704	8,287	8,493
Alt-A	3,066	3,622	4,318	4,549	4,995
Gross unrealized losses, pre-tax:
Subprime	$394	$388	$497	$610	$880
Option ARM	74	85	164	183	223
Alt-A	22	22	30	32	30
Present value of expected future credit losses:(2)(3)
Subprime	$2,717	$3,196	$2,894	$4,262	$4,568
Option ARM	731	885	745	987	1,161
Alt-A	219	262	290	457	546
Collateral delinquency rate:(4)
Subprime	28%	29%	31%	32%	32%
Option ARM	23	24	26	27	27
Alt-A	18	19	20	20	20
Average credit enhancement:(5)
Subprime	7%	8%	9%	9%	9%
Option ARM	(1)	(1)	—	—	—
Alt-A	1	1	2	2	2
Cumulative collateral loss:(6)
Subprime	33%	33%	33%	32%	32%
Option ARM	26	25	25	25	25
Alt-A	15	16	15	15	15

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

Our estimate of the present value of expected future credit losses on our available-for-sale non-agency mortgage-related securities decreased to $3.8 billion at September 30, 2015 from $4.4 billion at June 30, 2015. All of these amounts have been reflected in our net impairment of available-for-sale securities recognized in earnings in this period or prior periods. The decrease in the present value of expected future credit losses on our available-for-sale securities was primarily driven by sales and a decrease in interest rates.
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

34	Freddie Mac Form 10-Q

performance of the underlying collateral. There is also substantial uncertainty surrounding certain bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments.
We incurred actual principal cash shortfalls of $47 million and $215 million and received principal repayments of $1.0 billion and $3.0 billion on available-for-sale non-agency mortgage-related securities backed by subprime, Option ARM, and Alt-A and other loans, during the three and nine months ended September 30, 2015, respectively. The timing of our recognition of principal cash shortfalls is based on the structure of our investments, as many of the trusts that issued non-agency mortgage-related securities we hold were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures.
We and FHFA, as Conservator, are involved in various efforts to mitigate or recover our losses as an investor with respect to certain of the non-agency mortgage-related securities we hold.
Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities
We recorded net impairment of available-for-sale securities recognized in earnings of $54 million and $245 million during the three and nine months ended September 30, 2015, respectively, compared to $166 million and $687 million during the three and nine months ended September 30, 2014, respectively. At September 30, 2015, our gross unrealized losses, pretax, on available-for-sale mortgage-related securities were $549 million.
We review our investments in available-for-sale securities that are in an unrealized loss position to determine which securities, if any, we intend to sell, given market conditions and other information as of the balance sheet date. The UPB of non-agency mortgage-related securities which we had the intent to sell was $8.3 billion as of September 30, 2015. For these securities, we recorded the unrealized loss as a net impairment of available-for-sale securities recognized in earnings.
We determine the population of securities we intend to sell using management judgment based on a variety of factors, including economics and our current operational plans, models and strategies and, in the case of single-family non-agency mortgage-related securities, whether such securities are subject to FHFA-led lawsuits or other loss mitigation measures. The population of securities that we intend to sell may change from period to period. During the three and nine months ended September 30, 2015, net impairment of available-for-sale securities recognized in earnings included $38 million and $203 million, respectively, compared to $132 million and $598 million during the three and nine months ended September 30, 2014, respectively. Amounts in both years relate to the inclusion of additional securities in the population of available-for-sale securities in an unrealized loss position that we intend to sell. The addition of securities to this population during these periods generally reflects our efforts to reduce the balance of less liquid assets in the mortgage-related investments portfolio. We recorded the remaining impairments because of increases in our estimate of the present value of expected future credit losses on certain individual available-for-sale securities. Changes in our operational plans, models or strategies could change the population of securities we intend to sell and thereby have a potentially significant impact on earnings.
The credit performance of loans underlying our holdings of non-agency mortgage-related securities declined since 2007 and, although it has stabilized in recent periods, it remains weak. This decline was particularly severe for subprime, option ARM, and Alt-A and other loans. Our investments in non-agency mortgage-related securities were adversely affected by high unemployment, a large inventory of seriously delinquent mortgage loans and unsold homes, tight credit conditions, and weak consumer confidence. In addition, the loans which serve as collateral for the securities we hold have significantly greater concentrations in the states that have undergone the greatest economic stress during the housing crisis that began in 2006, such as California and Florida.
Our assessments concerning other-than-temporary impairment involve the use of models, require significant judgment and are subject to potentially significant change as conditions evolve. Changes in the performance of the individual securities and mortgage market conditions may also affect our impairment assessments. It is difficult to estimate the future performance of mortgage loans and mortgage-related securities with high assurance, and actual results could differ materially from our expectations. Furthermore, various market participants could arrive at materially different conclusions regarding estimates of future principal cash shortfalls.
For more information on risks associated with the use of models, see “RISK FACTORS — Operational Risks — We face risks and uncertainties associated with the models that we use for financial accounting and reporting purposes, to make business decisions, and to manage risks. Market conditions have raised these risks and uncertainties” in our 2014 Annual Report.
Mortgage Loans
The UPB of mortgage loans on our consolidated balance sheets was $1.7 trillion at both September 30, 2015 and December 31, 2014. Most of the mortgage loans on our consolidated balance sheets are securitized (e.g., held in PC trusts). The unsecuritized mortgage loans on our consolidated balance sheets generally consist of mortgage loans held for investment purposes, mortgage loans that are awaiting securitization, or delinquent or modified mortgage loans that we removed from PC trusts.
Based on the amount of the recorded investment of single-family mortgage loans classified as held-for-investment on our consolidated balance sheets, approximately $16.5 billion, or 1.0%, of these mortgage loans were seriously delinquent or in the

35	Freddie Mac Form 10-Q

process of foreclosure as of September 30, 2015, compared to $31.8 billion, or 1.9%, as of December 31, 2014. The majority of these mortgage loans are unsecuritized and were removed by us from our PC trusts.
The UPB of unsecuritized single-family mortgage loans declined $12.3 billion to $99.2 billion at September 30, 2015 from $111.5 billion at December 31, 2014, primarily due to mortgage loan prepayments, foreclosure transfers, foreclosure alternative activities, securitization of mortgage loans purchased for cash, securitization of reperforming and modified mortgage loans and, to a lesser extent, sales of seriously delinquent mortgage loans. This decline was partially offset by our removal of seriously delinquent single-family mortgage loans from PC trusts. As of September 30, 2015 and December 31, 2014, the balance of unsecuritized single-family mortgage loans included $82.8 billion and $82.4 billion, respectively, in UPB of mortgage loans classified as TDRs that were no longer seriously delinquent.
The UPB of unsecuritized multifamily mortgage loans was $54.2 billion at September 30, 2015 and $53.0 billion at December 31, 2014. This increase was primarily due to the purchase of mortgage loans for future securitization through K Certificates, partially offset by liquidations of held-for-investment mortgage loans.
We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. We also maintain a reserve for guarantee losses related to single-family and multifamily mortgage loans underlying our non-consolidated Freddie Mac mortgage-related securities and other guarantee commitments. Collectively, we refer to our allowance for loan losses and our reserve for guarantee losses as our loan loss reserves. Our loan loss reserves were $16.5 billion and $21.9 billion at September 30, 2015 and December 31, 2014, respectively, including $16.4 billion and $21.8 billion, respectively, related to single-family mortgage loans. At September 30, 2015 and December 31, 2014, our allowance for loan losses, as a percentage of mortgage loans, held-for-investment, on our consolidated balance sheets was 0.9% and 1.3%, respectively.
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
Table 23 — Mortgage Loan Purchases and Other Guarantee Commitment Issuances(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in millions)
Mortgage loan purchases and other guarantee commitment issuances:
Single-family:
30-year or more amortizing fixed-rate	$68,606	66%	$58,545	70%	$205,153	67%	$138,794	70%
20-year amortizing fixed-rate	4,362	4	2,293	3	13,404	4	6,040	3
15-year amortizing fixed-rate	16,943	16	11,161	13	46,102	15	28,054	14
Adjustable-rate	3,606	3	4,594	6	10,098	3	11,241	6
FHA/VA and other governmental	49	—	65	—	127	—	160	—
Total single-family(2)	93,566	89	76,658	92	274,884	89	184,289	93
Multifamily:
10-year	5,528	5	2,566	3	16,851	6	4,436	2
7-year	2,693	3	3,004	4	10,320	3	6,741	3
Other	2,693	3	1,377	1	6,882	2	2,885	2
Total multifamily	10,914	11	6,947	8	34,053	11	14,062	7
Total mortgage loan purchases and other guarantee commitment issuances	$104,480	100%	$83,605	100%	$308,937	100%	$198,351	100%
Percentage of mortgage loan purchases and other guarantee commitment issuances with credit enhancements at acquisition	29%		24%		27%		23%

(1)
Excludes the removal of seriously delinquent mortgage loans and balloon/reset mortgage loans from PC trusts. Includes purchases of mortgage loans for securitization that were previously associated with other guarantee commitments.

(2)
Includes $27.2 billion and $14.5 billion of conforming jumbo mortgage loan purchases and $0.4 billion and $0.2 billion of conforming jumbo mortgage loans underlying other guarantee commitment issuances during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. The UPB of conforming jumbo mortgage loans in our single-family credit guarantee portfolio as of September 30, 2015 and December 31, 2014 was $89.6 billion and $79.1 billion, respectively. Includes issuances of other guarantee commitments on single-family mortgage loans of $3.3 billion and $2.1 billion during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively.

36	Freddie Mac Form 10-Q

Our single-family purchase activity increased during the 2015 periods compared to the 2014 periods primarily due to higher refinancing volume. We attribute this increase to lower average long-term mortgage loan interest rates during the 2015 periods compared to prior periods. During the nine months ended September 30, 2015, refinancings comprised approximately 58% of our single-family purchase and issuance volume, compared with 46% during the nine months ended September 30, 2014.
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
The net fair value of our total derivative portfolio was $(1.1) billion at both September 30, 2015 and December 31, 2014.
REO, Net
We typically acquire properties as a result of borrower defaults (and subsequent foreclosures) on mortgage loans that we own or guarantee. These properties are recorded as REO assets on our consolidated balance sheets. The balance of our REO, net, declined to $1.8 billion at September 30, 2015 from $2.6 billion at December 31, 2014. We expect our REO dispositions to remain at elevated levels in the near term, relative to historic levels, as we have a large REO inventory and a significant number of seriously delinquent mortgage loans that are in the process of foreclosure.
Deferred Tax Assets, Net
At September 30, 2015 and December 31, 2014, we had a net deferred tax asset of $17.8 billion and $19.5 billion, respectively. We determined that a valuation allowance was not necessary at either date.
Other Assets
Other assets consist of accounts and other receivables, the guarantee asset related to non-consolidated trusts and other guarantee commitments, our investment in CSS, and other miscellaneous assets. Other assets increased to $9.8 billion as of September 30, 2015 from $7.7 billion as of December 31, 2014 primarily due to an increase in receivables related to: (a) our advances to lenders associated with our single-family mortgage loan purchase and securitization activity; (b) an increase in servicer receivables resulting from an increase in mortgage loans paid off by borrowers at the end of the period that had not yet been remitted to us; and (c) an increase in our current income tax receivable. During the nine months ended September 30, 2015, we contributed $47 million of capital into CSS. For more information on other assets, see “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS.”
Total Debt, Net
Total debt, net on our consolidated balance sheets consists of debt securities of consolidated trusts held by third parties and other debt.
The table below presents the UPB of Freddie Mac-issued mortgage-related securities by the underlying mortgage product type.

37	Freddie Mac Form 10-Q

Table 24 — Freddie Mac Mortgage-Related Securities

	September 30, 2015			December 31, 2014
	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total	Issued by Consolidated Trusts	Issued by Non-Consolidated Trusts	Total
	(in millions)
PCs and Other Structured Securities:
Single-family:
30-year or more amortizing fixed-rate	$1,141,618	$—	$1,141,618	$1,088,340	$—	$1,088,340
20-year amortizing fixed-rate	81,444	—	81,444	78,603	—	78,603
15-year amortizing fixed-rate	281,890	—	281,890	278,282	—	278,282
Adjustable-rate(1)	67,829	—	67,829	69,683	—	69,683
Interest-only	20,670	—	20,670	23,941	—	23,941
FHA/VA and other governmental	2,860	—	2,860	3,154	—	3,154
Total single-family	1,596,311	—	1,596,311	1,542,003	—	1,542,003
Multifamily	102	4,820	4,922	84	4,846	4,930
Total single-family and multifamily	1,596,413	4,820	1,601,233	1,542,087	4,846	1,546,933
Other Guarantee Transactions:
Non-HFA bonds:
Single-family(2)	6,097	2,537	8,634	7,030	2,760	9,790
Multifamily	1,635	91,379	93,014	440	75,730	76,170
Total Non-HFA bonds	7,732	93,916	101,648	7,470	78,490	85,960
HFA Initiative Bonds:
Single-family	—	2,715	2,715	—	3,040	3,040
Multifamily	—	711	711	—	720	720
Total HFA Initiative Bonds	—	3,426	3,426	—	3,760	3,760
Total Other Guarantee Transactions	7,732	97,342	105,074	7,470	82,250	89,720
REMICs and Other Structured Securities backed by Ginnie Mae certificates	—	365	365	—	433	433
Total Freddie Mac Mortgage-Related Securities	$1,604,145	$102,527	$1,706,672	$1,549,557	$87,529	$1,637,086
Less: Repurchased Freddie Mac Mortgage-Related Securities	(107,253)			(109,232)
Total UPB of debt securities of consolidated trusts held by third parties	$1,496,892			$1,440,325

(1)	Includes $0.7 billion and $0.8 billion in UPB of option ARM loans as of September 30, 2015 and December 31, 2014, respectively.

(2)
Backed by non-agency mortgage-related securities that include prime, FHA/VA, and subprime mortgage loans and also include $4.4 billion and $4.9 billion in UPB of securities backed by option ARM loans as of September 30, 2015 and December 31, 2014, respectively.

Excluding Other Guarantee Transactions, the percentage of amortizing fixed-rate single-family loans underlying our consolidated trust debt securities, based on UPB, was approximately 94% as of both September 30, 2015 and December 31, 2014. The UPB of multifamily Other Guarantee Transactions, excluding HFA initiative-related bonds, increased to $93.0 billion as of September 30, 2015 from $76.2 billion as of December 31, 2014, due to K Certificate issuances.
The table below shows issuances and extinguishments of the debt securities of our consolidated trusts during the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, as well as the debt securities of consolidated trusts held by third parties, based on UPB.

38	Freddie Mac Form 10-Q

Table 25 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance of debt securities of consolidated trusts held by third parties	$1,473,961	$1,416,905	$1,440,325	$1,399,456
Issuances of debt securities of new consolidated trusts	98,676	77,517	278,743	187,026
Debt securities of new consolidated trusts retained by us at issuance	(27,390)	(21,652)	(71,981)	(32,870)
Net issuances to third parties of debt securities of new consolidated trusts	71,286	55,865	206,762	154,156
Reissuances of debt securities of consolidated trusts previously held by us	37,199	29,817	100,079	69,296
Total issuances to third parties of debt securities of consolidated trusts	108,485	85,682	306,841	223,452
Extinguishments, net	(85,554)	(72,473)	(250,274)	(192,794)
Ending balance of debt securities of consolidated trusts held by third parties	$1,496,892	$1,430,114	$1,496,892	$1,430,114

Total issuances to third parties of debt securities of consolidated trusts and extinguishments, net increased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in refinance activity resulting from lower average long-term mortgage loan interest rates during the first nine months of 2015 compared to prior periods.
Other Liabilities
Other liabilities consist of servicer liabilities, the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, accounts payable and accrued expenses, and other miscellaneous liabilities. Other liabilities increased to $5.7 billion as of September 30, 2015 from $5.1 billion as of December 31, 2014 primarily due to the purchase of non-mortgage-related securities classified as trading that had not settled by September 30, 2015, and an accrual of expenses for the Housing Trust Fund and Capital Magnet Fund in 2015. See “NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.
Total Equity
The table below presents the changes in total equity and certain capital-related disclosures.
Table 26 — Changes in Total Equity

	Three Months Ended					Nine Months Ended
	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014	9/30/2015
	(in millions)
Beginning balance	$5,713	$2,546	$2,651	$5,186	$4,290	$2,651
Net income	(475)	4,169	524	227	2,081	4,218
Other comprehensive income (loss), net of taxes:
Changes in unrealized gains (losses) related to available-for-sale securities	(61)	(314)	157	22	656	(218)
Changes in unrealized gains (losses) related to cash flow hedge relationships	35	38	59	46	50	132
Changes in defined benefit plans	—	20	6	(44)	(1)	26
Comprehensive income	(501)	3,913	746	251	2,786	4,158
Capital draw funded by Treasury	—	—	—	—	—	—
Senior preferred stock dividends declared	(3,913)	(746)	(851)	(2,786)	(1,890)	(5,510)
Total equity/Net worth	$1,299	$5,713	$2,546	$2,651	$5,186	$1,299
Aggregate draws under the Purchase Agreement (as of period end)(1)	$71,336	$71,336	$71,336	$71,336	$71,336	$71,336
Aggregate senior preferred stock dividends paid to Treasury in cash (as of period end)	$96,465	$92,552	$91,806	$90,955	$88,169	$96,465

(1)
Does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference.

At September 30, 2015, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement for the third quarter of 2015. We paid cash dividends to Treasury of $5.5 billion during the nine months ended September 30, 2015. Because our Net Worth Amount at September 30, 2015 was below the 2015 Capital Reserve Amount of $1.8 billion, we will not have a dividend obligation under the Purchase Agreement in December 2015.
Our available-for-sale securities net unrealized gains (losses) recorded in AOCI was $2.3 billion and $2.5 billion at September 30, 2015 and December 31, 2014, respectively. This decline in AOCI was primarily due to fair value losses resulting

39	Freddie Mac Form 10-Q

from the impact of decreasing interest rates on our available-for-sale securities and spread widening on our non-agency mortgage-related securities.
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
Risk Management Framework
We manage risk using a three-lines-of-defense risk management framework. The first line of defense, defined generally as our business units, is responsible for identifying, assessing, measuring, mitigating and reporting risks. Each business unit is responsible for managing its risks in conformance with the risk guidelines, risk policies and risk limits approved by the Board, the Risk Committee of our Board and executive management. The second line of defense includes our Enterprise Risk Management and Compliance divisions and is accountable for: (a) reporting risk to senior management and, as needed, the Board; (b) setting the overall risk appetite and framework for monitoring risk; and (c) providing oversight of the first line. The second line of defense provides company-wide leadership and oversight to help ensure effective and consistent understanding and management of risks by our business units. The third line of defense, our Internal Audit division, provides independent assurance related to the design and effectiveness of the company’s risk management, internal control and governance processes through its audit, assurance, and advisory work. The Internal Audit division reports independently to the Audit Committee of our Board. For more information about the Board’s role in oversight of risk management, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE — Board Leadership Structure and Role in Risk Oversight" in our 2014 Annual Report.
The company has a governance structure that includes enterprise-wide oversight provided by the Board, CERO and CCO, as well as our Enterprise Risk Management Committee, which is chaired by the CERO. The Enterprise Risk Management Committee is responsible for: (a) maintaining a framework for managing market, operational, counterparty and credit risk; (b) overseeing enterprise risk policies; and (c) monitoring risk through risk reporting.
We use an internal economic capital framework as a component in our risk management process, which includes a risk-based measurement of capital, adjusted for relevant market, credit, counterparty, and operational risks. We assign economic capital internally to asset classes based on their respective risks. Economic capital is an input when we make economic decisions, establish risk limits and measure profitability.
Risk Profile
The following sections describe our current risk environment and provide quantitative and/or qualitative information concerning specific risks.
Credit Risk
We are subject primarily to two types of credit risk: mortgage credit risk and institutional credit risk. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage loan we own or guarantee. We are also exposed to mortgage credit risk related to certain investments in non-Freddie Mac mortgage-related securities. Institutional credit risk is the risk that a counterparty that has entered into a business contract or arrangement with us will fail to meet its obligations to us.
Single-Family Mortgage Credit Risk
We are exposed to mortgage credit risk principally in our single-family credit guarantee portfolio because we either hold the mortgage assets or have guaranteed mortgage loans in connection with the issuance of a Freddie Mac mortgage-related security or other guarantee commitment. All mortgage loans that we purchase or guarantee have an inherent risk of default.
Conditions in the single-family mortgage market improved in most geographic areas during the last several years. The balance of seriously delinquent single-family mortgage loans in our single-family credit guarantee portfolio continued to decline during the nine months ended September 30, 2015, but remains at elevated levels compared to our historical experience.
We seek to issue our financial guarantees associated with single-family mortgage loans with fee terms that we believe are commensurate with the risks assumed and that will, over the long-term, provide income that, in aggregate, exceeds our

40	Freddie Mac Form 10-Q

anticipated credit-related and administrative expenses. We actively manage our exposure to single-family mortgage credit risk. We discuss our principal strategies for managing single-family mortgage credit risk below.
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
Risk Profile
We believe the credit quality of the single-family mortgage loans in our New single-family book reflects sound underwriting standards. We purchased or issued other guarantee commitments for approximately 1,235,000 and 884,000 single-family mortgage loans totaling $274.9 billion and $184.3 billion in UPB during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. Approximately 96% of the single-family mortgage loans we purchased or guaranteed during the nine months ended September 30, 2015 were fixed-rate amortizing mortgage loans, based on UPB, and the remainder were ARMs.
During the nine months ended September 30, 2015, refinancings comprised approximately 58% of our single-family purchase and issuance volume, compared with 46% during the nine months ended September 30, 2014. During the nine months ended September 30, 2015 and the nine months ended September 30, 2014, we purchased or guaranteed more than 727,000 and 438,000 refinance mortgage loans, totaling $159.5 billion and $85.4 billion in UPB, respectively. We attribute the increase in our purchases of refinance mortgage loans to lower average long-term mortgage loan interest rates in the nine months ended September 30, 2015 compared to prior periods. Approximately 6% and 12% of our single-family purchase and issuance volume during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively, were relief refinance mortgage loans.

41	Freddie Mac Form 10-Q

The table below provides characteristics of single-family mortgage loans purchased or covered by other guarantee commitments during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, based on UPB.
Table 27 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio

	Percent of Purchases During the Nine Months Ended September 30,
	2015			2014
	Relief Refi	All Other	Total	Relief Refi	All Other	Total
Original LTV Ratio Range
60% and below	1%	18%	19%	2%	14%	16%
Above 60% to 70%	1	14	15	1	11	12
Above 70% to 80%	1	41	42	2	40	42
Above 80% to 100%	2	21	23	4	23	27
Above 100% to 125%	1	—	1	2	—	2
Above 125%	—	—	—	1	—	1
Total	6%	94%	100%	12%	88%	100%
Weighted average original LTV ratio	75%	74%	74%	83%	76%	77%
Credit Score
740 and above	3%	63%	66%	6%	55%	61%
700 to 739	1	19	20	2	20	22
660 to 699	1	9	10	2	10	12
620 to 659	1	2	3	1	3	4
Less than 620	—	1	1	1	—	1
Total	6%	94%	100%	12%	88%	100%
Weighted average credit score:
Total mortgage loans	719	752	751	712	748	744

	Percent of Purchases During the Nine Months Ended September 30,
	2015	2014
Mortgage Loan Purpose
Purchase	42%	54%
Cash-out refinance	21	16
Other refinance(1)	37	30
Total	100%	100%
Property Type
Detached/townhome(2)	92%	92%
Condo/Co-op	8	8
Total	100%	100%
Occupancy Type
Primary residence	90%	88%
Second/vacation home	4	4
Investment	6	8
Total	100%	100%

(1)
Other refinance mortgage loans include refinance mortgage loans with “no cash out” to the borrower and refinance mortgage loans for which the delivery data provided was not sufficient for us to determine whether the mortgage loan was a cash-out or a no cash-out refinance transaction.

(2)	Includes manufactured housing and homes within planned unit development communities.
Due to our participation in HARP, we have purchased a significant number of mortgage loans that have LTV ratios over 100% in the last several years. HARP loans with LTV ratios over 100% represented 1% and 3% of our single-family mortgage loan purchases during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively.
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

42	Freddie Mac Form 10-Q

Credit enhancements at the time of purchase include: (a) primary mortgage insurance; (b) pool insurance; and (c) lender recourse and indemnifications. Approximately 22% and 25% of our single-family mortgage loan purchases during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively, had credit enhancements (substantially comprised of primary mortgage insurance) at the time of our purchase of the mortgage loan.
Credit enhancements implemented after purchase include STACR debt notes and ACIS risk transfer transactions. For further information about STACR debt note and ACIS transactions, see “BUSINESS — Our Business — Our Business Segments — Single-Family Guarantee Segment — Credit Enhancements” in our 2014 Annual Report.
Risk Profile
As of September 30, 2015 and December 31, 2014, approximately $249.2 billion and $227.5 billion, respectively, in UPB of mortgage loans in our single-family credit guarantee portfolio were covered by primary mortgage insurance, and we had coverage on these loans totaling $63.7 billion and $57.9 billion, respectively.
We recognized recoveries from primary mortgage insurance (excluding recoveries that represent reimbursements for our expenses, such as REO operations expenses) of $0.4 billion and $0.6 billion that reduced our charge-offs of single-family mortgage loans during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. We also recognized recoveries from primary mortgage insurance of $66 million and $162 million during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively, as part of REO operations (expense) income.
We completed 14 credit risk transfer transactions during the nine months ended September 30, 2015. From 2013 through September 30, 2015, we completed credit risk transfer transactions that, upon execution of the transaction, covered $333.9 billion in principal of the mortgage loans in our New single-family book.
The table below provides information about the UPB of STACR debt note transactions and the notional amount of ACIS transactions completed during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, and balances of STACR debt notes and ACIS related amounts as of September 30, 2015 and December 31, 2014.

43	Freddie Mac Form 10-Q

Table 28 — STACR Debt Note and ACIS Transactions

	Nine Months Ended September 30,
	2015			2014
	Retained by Freddie Mac	Transferred to Third Parties	Total	Retained by Freddie Mac	Transferred to Third Parties	Total
	(in millions)
Issuance information:
First loss positions
STACR debt notes	$—	$505	$505	$—	$—	$—
Non-issued (and ACIS)	865	147	1,012	536	—	536
Subtotal first loss positions	$865	$652	1,517	$536	$—	536
Mezzanine loss positions:
STACR debt notes	$—	$4,067	4,067	$—	$3,876	3,876
Non-issued (and ACIS)	794	209	1,003	1,626	284	1,910
Subtotal mezzanine loss positions	$794	$4,276	5,070	$1,626	$4,160	5,786
Senior (remaining) loss positions	$120,846	$—	120,846	$117,421	$—	117,421
Total reference pools			$127,433			$123,743
Additional STACR debt notes issued related to reference pools used in transactions in prior periods			$426			$—
Additional ACIS transactions related to STACR debt notes issued in earlier periods			$707			$270

	As of September 30, 2015			As of December 31, 2014
	Retained by Freddie Mac	Transferred to Third Parties	Total	Retained by Freddie Mac	Transferred to Third Parties	Total
	(in millions)
Remaining balance information:
First loss positions
STACR debt notes	$—	$581	$581	$—	$—	$—
Non-issued (and ACIS)	1,736	147	1,883	853	—	853
Subtotal first loss positions	$1,736	$728	2,464	$853	$—	853
Mezzanine loss positions:
STACR debt notes	$—	$9,614	9,614	$—	$5,896	5,896
Non-issued (and ACIS)	1,224	1,564	2,788	1,680	761	2,441
Subtotal mezzanine loss positions	$1,224	$11,178	12,402	$1,680	$6,657	8,337
Senior (remaining) loss positions	$272,597	$—	272,597	$183,336	$—	183,336
Total reference pools			$287,463			$192,526
For mortgage loans that are covered by credit risk transfer transactions based on calculated losses, we may write down STACR debt notes or receive reimbursement of losses when the mortgage loans experience a credit event, which includes a mortgage loan becoming 180 days delinquent. For mortgage loans that are covered by risk transfer transactions based on actual losses, we may write down STACR debt notes or receive reimbursement of losses once an actual loss event (e.g., foreclosure, short sale, or REO disposition) occurs. As shown in the table above, as of September 30, 2015, we are exposed to $1.7 billion of first loss position losses on the remaining $287.5 billion in UPB of the total reference pools of covered mortgage loans. As of September 30, 2015 an insignificant number of mortgage loans in our STACR debt note reference pools had experienced a credit event. As a result, we have only recognized a small amount of credit-related write downs on our STACR debt notes and have begun to make minimal claims for reimbursement of losses under our ACIS transactions.
In July 2015, we completed an offering of a whole loan security, which is a credit risk transfer transaction involving the issuance of guaranteed senior securities and unguaranteed subordinated securities, backed by single-family mortgage loans. The subordinated securities will absorb first losses on the related mortgage loans. We issued $278 million in UPB of guaranteed securities and $23 million in UPB of unguaranteed subordinated securities in this transaction. Also, in July 2015, we completed a seller indemnification transaction where the seller will absorb first losses on the related single-family mortgage loans.
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

44	Freddie Mac Form 10-Q

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
Risk Profile
An increase in estimated current LTV ratio indicates that the borrower’s equity in the home has declined and we believe this increases the risk of borrower default and the magnitude of our loss exposure on the associated mortgage loan. The percentage of mortgage loans in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 100% was approximately 4% and 6% at September 30, 2015 and December 31, 2014, respectively, and the serious delinquency rate for these mortgage loans was 8.09% and 9.06%, respectively.
Improvement in home prices in many areas of the U.S. during the nine months ended September 30, 2015 generally led to improved estimated current LTV ratios of the mortgage loans in our portfolio as of September 30, 2015. For the mortgage loans in our single-family credit guarantee portfolio with estimated current LTV ratios greater than 80%, the borrowers had a weighted average credit score at origination of 723 and 721 at September 30, 2015 and December 31, 2014, respectively. We continue to purchase non-HARP mortgage loans with original LTV ratios greater than 80% if they are covered by credit enhancements for the UPB in excess of 80%.
The table below provides characteristics of single-family mortgage loans in our single-family credit guarantee portfolio at September 30, 2015 and December 31, 2014, based on UPB.

45	Freddie Mac Form 10-Q

Table 29 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Portfolio Balance at
	September 30, 2015	December 31, 2014
Original LTV Ratio Range
60% and below	21%	21%
Above 60% to 70%	14	14
Above 70% to 80%	39	38
Above 80% to 100%	21	21
Above 100%	5	6
Total	100%	100%
Weighted average original LTV ratio	75%	75%
Estimated Current LTV Ratio Range(2)
60% and below	41%	39%
Above 60% to 70%	19	18
Above 70% to 80%	19	19
Above 80% to 90%	11	12
Above 90% to 100%	6	6
Above 100% to 120%	3	4
Above 120%	1	2
Total	100%	100%
Weighted average estimated current LTV ratio:
Relief refinance mortgage loans	72%	75%
All other mortgage loans	62	64
Total mortgage loans	64	66
Credit Score(3)
740 and above	59%	58%
700 to 739	20	20
660 to 699	13	13
620 to 659	5	6
Less than 620	3	3
Total	100%	100%
Weighted average credit score:
Relief refinance mortgage loans	731	733
All other mortgage loans	744	742
Total mortgage loans	741	740
Loan Purpose
Purchase	32%	30%
Cash-out refinance	20	21
Other refinance(4)	48	49
Total	100%	100%
Property Type
Detached/townhome	93%	93%
Condo/Co-op	7	7
Total	100%	100%
Occupancy Type
Primary residence	90%	90%
Second/vacation home	4	4
Investment	6	6
Total	100%	100%

(1)
Other Guarantee Transactions with ending balances of approximately $1 billion at both September 30, 2015 and December 31, 2014 are excluded since these securities are backed by non-Freddie Mac issued securities for which the mortgage loan characteristics data was not available.

(2)
The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographic area since that time.

(3)
Credit score data (at the time of mortgage loan origination) was not available for less than 0.5% of mortgage loans in the single-family credit guarantee portfolio at both September 30, 2015 and December 31, 2014.

(4)
Other refinance mortgage loans include refinance mortgage loans with “no cash out” to the borrower and refinance mortgage loans for which the delivery data provided was not sufficient for us to determine whether the mortgage loan was a cash-out or a no cash-out refinance transaction.

46	Freddie Mac Form 10-Q

The table below presents certain credit information about mortgage loans in our single-family credit guarantee portfolio by year of origination as of September 30, 2015 and for the nine months ended September 30, 2015.
Table 30 — Single-Family Credit Guarantee Portfolio Data by Year of Origination(1)

	September 30, 2015							Nine Months Ended September 30, 2015
	Percent of Portfolio	Average Credit Score(2)	Original LTV Ratio	Current LTV Ratio(3)	Current LTV Ratio >100%(3)	Serious Delinquency Rate	Foreclosure and Short Sale Rate(4)	Percent of Credit Losses
Year of Origination
2015	12%	752	74%	74%	—%	—%	—%	—%
2014	11	747	76	70	—	0.07	—	—
2013	14	755	71	59	—	0.10	0.01	—
2012	13	762	69	53	—	0.09	0.03	—
2011	5	757	69	51	—	0.26	0.08	—
2010	5	754	69	53	—	0.46	0.19	1
2009	5	750	68	56	1	0.87	0.47	2
Subtotal - New single-family book	65	754	72	61	—	0.20	0.15	3
HARP and other relief refinance mortgage loans(5)	18	731	89	72	12	0.70	0.90	7
2005-2008 Legacy single-family book	11	700	75	79	19	6.26	8.94	80
Pre-2005 Legacy single-family book	6	707	74	45	1	2.64	1.46	10
Total	100%	741	75	64	4	1.41		100%

(1)	Except for the foreclosure and short sale rate, the data presented is based on the mortgage loans remaining in the portfolio at September 30, 2015, which totaled $1.7 trillion.

(2)	Excludes less than 0.5% of mortgage loans in the portfolio because the credit scores at origination were not available.

(3)	See endnote (2) to "Table 29 — Characteristics of the Single-Family Credit Guarantee Portfolio" for information about current LTV ratios.

(4)
Calculated for each year of origination as the number of mortgage loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to September 30, 2015, divided by the number of mortgage loans originated in that year that were acquired in our single-family credit guarantee portfolio. The foreclosure and short sale rate presented for the Pre-2005 Legacy single-family book represents the rate associated with mortgage loans originated in 2000 through 2004.

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
Some of our workout and other loss mitigation activities may create fluctuations in our delinquency statistics. Single-family mortgage loans for which the borrower is subject to a modification trial period, a forbearance agreement, or a repayment plan continue to reflect the past due status of the borrower. In addition, temporary lags in the reporting of payment status and modification completion due to differing practices of our servicers may also affect our delinquency reporting.
During the nine months ended September 30, 2015, the serious delinquency rate of our single-family credit guarantee portfolio continued the trend of improvement that began in 2010, declining to 1.41% as of September 30, 2015 (which is the lowest level since October 2008) from 1.88% as of December 31, 2014. The improvement in our serious delinquency rate during the nine months ended September 30, 2015 is primarily due to lower volumes of single-family mortgage loans becoming seriously delinquent, continued loss mitigation and foreclosure activities for mortgage loans in the Legacy single-family books, and the sale of certain seriously delinquent mortgage loans. The total number of our mortgage loans that had been delinquent for more than one year declined approximately 28% during the nine months ended September 30, 2015.

47	Freddie Mac Form 10-Q

The table below presents the serious delinquency rate for our single-family mortgage loans at the end of the last five quarters.
Table 31 — Single-Family Serious Delinquency Rate Trend
Although the serious delinquency rate for all of our single-family mortgage loans was 1.41% at September 30, 2015, the rate for our New single-family book was 0.20% at that date, which we believe reflects both improvements in underwriting and relatively stable or improving economic conditions in recent years. The gradual reduction of our 2005-2008 Legacy single-family book has contributed to the improvement in the payment performance of our single-family credit guarantee portfolio.

48	Freddie Mac Form 10-Q

The table below presents serious delinquency rates and information about other problem mortgage loans in our single-family credit guarantee portfolio.
Table 32 — Single-Family Serious Delinquency Statistics

	As of September 30, 2015			As of December 31, 2014
		Percentage	Serious Delinquency Rate		Percentage	Serious Delinquency Rate
Credit Protection:
Non-credit-enhanced		72%	1.36%		77%	1.74%
Credit-enhanced:(1)
Primary mortgage insurance		15%	2.26%		14%	3.10%
Other		18%	0.67%		12%	1.21%
Total(2)			1.41%			1.88%

	# of Seriously Delinquent Mortgage Loans	Percent	Serious Delinquency Rate	# of Seriously Delinquent Mortgage Loans	Percent	Serious Delinquency Rate
State:(3)(4)
Florida	15,872	11%	2.44%	25,656	13%	3.92%
New York	15,149	10	3.18	19,462	10	4.06
New Jersey	13,273	9	4.32	16,960	8	5.49
Illinois	9,411	6	1.72	11,902	6	2.17
California	8,197	6	0.65	11,386	6	0.92
All others	87,049	58	1.18	112,700	57	1.52
Total	148,951	100%		198,066	100%

	# of Seriously Delinquent Mortgage Loans	Percent		# of Seriously Delinquent Mortgage Loans	Percent
Aging, by locality:(4)
Judicial states:(5)
Less than or equal to 1 year	40,395	27%		50,138	25%
More than 1 year and less than or equal to 2 years	17,539	12		21,919	11
More than 2 years	33,018	22		48,984	25
Non-judicial states:(5)
Less than or equal to 1 year	38,158	26%		49,657	25%
More than 1 year and less than or equal to 2 years	9,806	6		12,989	7
More than 2 years	10,035	7		14,379	7
Combined:(5)
Less than or equal to 1 year	78,553	53%		99,795	50%
More than 1 year and less than or equal to 2 years	27,345	18		34,908	18
More than 2 years	43,053	29		63,363	32
Total	148,951	100%		198,066	100%

Payment Status:
One month past due	1.42%			1.52%
Two months past due	0.43%			0.49%

(1)
The credit enhanced categories are not mutually exclusive as a single mortgage loan may be covered by both primary mortgage insurance and other credit protection. See “Institutional Credit Risk” for information about our counterparties that provide credit enhancement on mortgage loans in our single-family credit guarantee portfolio.

(2)	As of September 30, 2015 and December 31, 2014, approximately 52% and 53%, respectively, of the single-family mortgage loans reported as seriously delinquent were in the process of foreclosure.

(3)	States presented have the highest number of seriously delinquent mortgage loans as of September 30, 2015.

(4)
Excludes mortgage loans underlying certain single-family Other Guarantee Transactions since the geographic information is not available to us for these mortgage loans. The serious delinquency rate for all single-family Other Guarantee Transactions was 8.94% and 10.11% as of September 30, 2015 and December 31, 2014, respectively. Single-family Other Guarantee Transactions generally have underlying mortgage loans with higher risk characteristics.

(5)
The states and territories classified as having a judicial foreclosure process consist of: CT, DC, DE, FL, HI, IA, IL, IN, KS, KY, LA, ME, ND, NE, NJ, NM, NY, OH, OK, OR, PA, PR, SC, SD, VI, VT, and WI. All other states are classified as having a non-judicial foreclosure process.

49	Freddie Mac Form 10-Q

We also monitor mortgage loans with identified second liens at origination since the presence of a second lien can increase the risk that a borrower will default. Based on data collected by us at mortgage loan delivery, approximately 13% and 14% of the mortgage loans in our single-family credit guarantee portfolio as of September 30, 2015 and December 31, 2014, respectively, had second-lien financing by the originator or other third party at origination of the first mortgage loan. As of both September 30, 2015 and December 31, 2014, we estimate that these mortgage loans comprised 18% of our seriously delinquent mortgage loans based on UPB. Borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgage loans.
Higher-Risk Mortgage Loans
We monitor certain higher-risk mortgage loans in our portfolio. The table below presents information about certain categories of single-family mortgage loans in our single-family credit guarantee portfolio that we believe have certain higher-risk characteristics. These mortgage loans include categories based on product type and borrower characteristics present at origination. The table includes a presentation of each higher risk category in isolation. A single mortgage loan may fall within more than one category (for example, an interest-only mortgage loan may also have an original LTV ratio greater than 90%). Mortgage loans with a combination of these characteristics will have an even higher risk of default than those with a single characteristic. However, we may continue to purchase certain of these mortgage loans if they are covered by credit enhancements for the UPB in excess of 80% or if they are HARP mortgage loans.
Table 33 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	As of September 30, 2015
	UPB	Estimated Current LTV(2)	Percentage Modified	Serious Delinquency Rate
	(dollars in billions)
Mortgage loans with one or more specified characteristics	$358.8	85%	8.8%	3.23%
Categories (individual characteristics):
Alt-A	42.4	79	22.4	7.01
Interest-only(3)	23.4	82	0.1	7.11
Option ARM(4)	5.2	73	13.6	8.46
Original LTV ratio greater than 90%, non-HARP mortgage loans	138.9	85	8.8	2.90
Original LTV ratio greater than 90%, HARP mortgage loans	137.9	91	1.2	1.13
Lower credit scores at origination (less than 620)	42.3	75	20.5	6.89

	As of December 31, 2014
	UPB	Estimated Current LTV(2)	Percentage Modified	Serious Delinquency Rate
	(dollars in billions)
Mortgage loans with one or more specified characteristics	$364.3	88%	8.5%	4.16%
Categories (individual characteristics):
Alt-A	48.3	82	19.9	8.53
Interest-only(3)	27.8	87	0.2	9.36
Option ARM(4)	5.7	79	12.5	9.87
Original LTV ratio greater than 90%, non-HARP mortgage loans	123.2	87	9.4	3.97
Original LTV ratio greater than 90%, HARP mortgage loans	149.0	96	0.8	1.18
Lower credit scores at origination (less than 620)	44.9	79	19.2	8.57

(1)	Categories are not additive and exclude mortgage loans underlying certain Other Guarantee Transactions for which data was not available.

(2)	See endnote (2) to “Table 29 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information about current LTV ratios.

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

A significant portion of the mortgage loans in the higher-risk categories presented in the table above (other than HARP mortgage loans) are included in our 2005-2008 Legacy single-family book. The UPB of mortgage loans with one or more of these higher-risk characteristics in our single-family credit guarantee portfolio was $358.8 billion and $364.3 billion at September 30, 2015 and December 31, 2014, respectively.

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
The table below presents information for mortgage loans in our single-family credit guarantee portfolio, excluding Other Guarantee Transactions, at September 30, 2015 that contain terms that will result in payment changes for the borrower, but have not yet experienced any such payment change. The UPB amounts in the table below are aggregated by product type and categorized by the year in which the mortgage loan will first experience a payment change. The timing of the actual payment change may differ from that presented in the table due to a number of factors, including if the borrower refinances the mortgage loan.
Table 34 — Single-Family Mortgage Loans with Scheduled Payment Changes by Year at September 30, 2015(1)

	Last Three Months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
ARM/interest-only(2)	$1,976	$3,085	$5,025	$1,992	$114	$263	$12,455
Fixed/interest-only(2)	87	442	1,995	429	6	138	3,097
ARM/amortizing(3)	545	4,230	4,660	5,369	9,316	25,188	49,308
Step-rate modified(4)	2,068	8,797	5,721	4,194	2,319	758	23,857
							$88,717

(1)	Excludes mortgage loans underlying Other Guarantee Transactions (such as option ARM loans), since the payment change information is not available to us for these mortgage loans.

(2)	Categorized by the year in which the mortgage loan begins requiring payment of principal.

(3)	Categorized by the year of first scheduled contractual reset date.

(4)
Represents modified mortgage loans that are scheduled to experience the first increase in their contractual interest rate in a given year. Includes the portion, if any, of UPB that is non-interest bearing under the terms of the modification.

"Step-rate modified loans" is the term that we generally use to refer to our HAMP mortgage loans that have provisions for reduced interest rates that remain fixed for the first five years and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification. We had $39.5 billion and $42.3 billion in UPB of step-rate modified mortgage loans in our single-family credit guarantee portfolio at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the serious delinquency rate of all step-rate modified mortgage loans in our single-family credit guarantee portfolio was 7.78% and 9.20%, respectively. As of September 30, 2015, the average current interest rate for all step-rate modified mortgage loans was 2.59%, and the average final interest rate that these mortgage loans are scheduled to reach in the future was 4.45%. In January 2015, we implemented an additional borrower incentive for eligible borrowers who continue to perform on their HAMP mortgage loans that is designed to reduce the risk that these borrowers will default on their mortgage loans. In July 2015, we implemented a new initiative to help borrowers who become (or are at risk of becoming) delinquent on step-rate modified mortgage loans under HAMP. In this initiative, our servicers evaluate borrowers either for a non-HAMP streamlined modification if they become 60 days delinquent within 12 months after a step rate increase in the interest rate of their mortgage loan or for a non-HAMP standard modification under certain circumstances indicating that the borrower faces imminent default as a result of a step rate increase in the preceding 12 months.
Excluding mortgage loans underlying Other Guarantee Transactions, we had $87.4 billion and $92.7 billion in UPB of ARM loans in our single-family credit guarantee portfolio as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the serious delinquency rate of ARM loans in our single-family credit guarantee portfolio was 10.02% and 11.58%, respectively. We believe that the serious delinquency rate for ARM loans will continue to remain high during the remainder of 2015.
Our exposure to interest-only mortgage loans and option ARM loans at September 30, 2015 and December 31, 2014 was not significant, as these types of mortgage loans collectively represented approximately 1% and 2%, respectively, of the UPB of our single-family credit guarantee portfolio.
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

51	Freddie Mac Form 10-Q

Subprime Mortgage Loans
Participants in the mortgage loan market may characterize single-family mortgage loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the mortgage loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of mortgage loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see "Table 33 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio,” and "Table 36 — Single-Family Credit Guarantee Portfolio by Attribute Combinations" for further information). In addition, we estimate that approximately $1.5 billion and $1.7 billion in UPB of security collateral underlying our Other Guarantee Transactions at September 30, 2015 and December 31, 2014, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions. At September 30, 2015 and December 31, 2014, we held $18.5 billion and $27.7 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime mortgage loans. The credit performance of mortgage loans underlying these securities has deteriorated significantly since 2008.
Alt-A Mortgage Loans
Many mortgage market participants classify single-family mortgage loans with credit characteristics that range between their prime and subprime categories as Alt-A because these mortgage loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009, we continued to purchase certain amounts of these mortgage loans in cases where the mortgage loan was either: (a) purchased pursuant to a previously issued other guarantee commitment; (b) part of our relief refinance initiative; or (c) part of another refinance mortgage loan initiative and the pre-existing mortgage loan (including Alt-A loans) was originated under less than full documentation standards. In the event we purchase a refinance mortgage loan and the original loan had been previously identified as Alt-A, such refinance mortgage loan may no longer be categorized or reported as an Alt-A mortgage loan in this Form 10-Q and our other financial reports because the new refinance mortgage loan replacing the original mortgage loan would not be identified by the seller/servicer as an Alt-A mortgage loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to September 30, 2015, we have purchased approximately $32.5 billion of relief refinance mortgage loans that were previously categorized as Alt-A mortgage loans in our portfolio, including $1.2 billion during the nine months ended September 30, 2015.
The UPB of Alt-A mortgage loans in our single-family credit guarantee portfolio declined to $42.4 billion as of September 30, 2015 from $48.3 billion as of December 31, 2014 primarily due to borrowers refinancing into other mortgage loan products, foreclosure transfers, and other liquidation events. For reporting purposes, mortgage loans within the Alt-A category continue to be reported in that category following a modification of the mortgage loan, even though the borrower may have provided full documentation of assets and income before completing the modification. As of September 30, 2015 and December 31, 2014, approximately 22.4% and 19.9%, respectively, of the Alt-A mortgage loans within our single-family credit guarantee portfolio had completed a modification. As of September 30, 2015, for Alt-A mortgage loans in our single-family credit guarantee portfolio, the average credit score at origination was 708. Although Alt-A mortgage loans comprised approximately 3% of our single-family credit guarantee portfolio as of September 30, 2015, these loans represented approximately 24% of our credit losses during the nine months ended September 30, 2015.
The table below presents credit loss and portfolio concentration information and indicates that certain concentrations of mortgage loans, including Alt-A mortgage loans, have been more adversely affected by declines in home prices and weak economic conditions during the housing crisis that began in 2006.

52	Freddie Mac Form 10-Q

Table 35 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of September 30, 2015			As of December 31, 2014
	Alt-A UPB	Non Alt-A UPB	Total UPB	Alt-A UPB	Non Alt-A UPB	Total UPB
	(in billions)
Geographic distribution:
Arizona, California, Florida, and Nevada(1)	$18	$430	$448	$21	$413	$434
Illinois, Michigan, and Ohio(2)	3	168	171	3	169	172
New York and New Jersey(3)	5	140	145	7	138	145
All other states	16	913	929	19	895	914
Book year category:(4)
New single-family book	—	1,097	1,097	—	994	994
HARP and other relief refinance mortgage loans	—	310	310	—	331	331
2005-2008 Legacy single-family book	36	150	186	42	176	218
Pre-2005 Legacy single-family book	6	94	100	8	114	122

	Nine Months Ended September 30,
	2015			2014
	Alt-A	Non Alt-A	Total	Alt-A	Non Alt-A	Total
	(in millions)
Credit Losses
Geographic distribution:
Arizona, California, Florida, and Nevada(1)	$380	$774	$1,154	$183	$877	$1,060
Illinois, Michigan, and Ohio(2)	84	460	544	56	415	471
New York and New Jersey(3)	342	837	1,179	70	226	296
All other states	226	1,151	1,377	116	903	1,019
Book year category:(4)
New single-family book	—	117	117	—	69	69
HARP and other relief refinance mortgage loans	—	305	305	—	209	209
2005-2008 Legacy single-family book	959	2,432	3,391	403	1,953	2,356
Pre-2005 Legacy single-family book	73	368	441	22	190	212

(1)	Represents the four states that had the largest cumulative declines in home prices during the housing crisis that began in 2006, as measured using Freddie Mac’s home price index.

(2)	Represents selected states in the North Central region that have experienced adverse economic conditions since 2006.

(3)	Represents two states with a judicial foreclosure process in which there are a significant number of seriously delinquent mortgage loans within our single-family credit guarantee portfolio.

(4)
The New single-family book reflects mortgage loans originated since 2008. HARP and other relief refinance mortgage loans are presented separately rather than in the New single-family book. All other refinance mortgage loans are presented based on the year that the refinancing occurred.

For more information about credit losses associated with our single-family credit guarantee portfolio, see "CONSOLIDATED RESULTS OF OPERATIONS — Benefit (Provision) for Credit Losses — Credit Loss Performance."
We also hold investments in non-agency mortgage-related securities backed by single-family Alt-A mortgage loans. At September 30, 2015 and December 31, 2014, we held investments of $4.2 billion and $6.0 billion in UPB, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans. The credit performance of mortgage loans underlying these securities deteriorated significantly since 2008. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions.
Managing Problem Mortgage Loans
Our single-family loss mitigation strategy emphasizes early intervention by servicers in delinquent mortgage loans and provides alternatives to foreclosure. Our servicers have an active role in our efforts to manage problem mortgage loans, as we rely on them to perform mortgage loan workout activities as well as foreclosures on mortgage loans that they service for us. Our single-family loss mitigation activities include providing our servicers with default management programs designed to help them manage non-performing mortgage loans more effectively and to assist borrowers in maintaining home ownership, or facilitate foreclosure alternatives. Our loss mitigation programs include both our relief refinance initiative and our mortgage loan workout activities, which include forbearance arrangements, repayment plans, mortgage loan modifications, and foreclosure alternatives. If our loss mitigation efforts are not successful, we may ultimately pursue foreclosure.
We actively monitor servicer performance. From time to time, we facilitate the transfer of servicing for certain groups of mortgage loans that are delinquent or are deemed at risk of default to servicers that we believe have capabilities and resources necessary to improve the loss mitigation associated with the mortgage loans.

53	Freddie Mac Form 10-Q

Risk Profile
The following table includes information about the composition of mortgage loans in our single-family credit guarantee portfolio and their related serious delinquency rates.
Table 36 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of September 30, 2015
	Current LTV Ratio ≤ 80(1)		Current LTV Ratio of > 80 to 100(1)		Current LTV > 100(1)		All Mortgage Loans(1)
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Percentage Modified	Serious Delinquency Rate
New single-family book
By Credit score:
Credit scores < 620	0.2%	2.31%	—%	4.43%	—%	14.55%	0.2%	2.9%	2.74%
Credit scores of 620 to 659	1.2	0.98	0.2	1.52	—	7.50	1.4	1.2	1.09
Credit scores ≥ 660	54.3	0.15	8.8	0.28	0.1	1.82	63.2	0.2	0.17
Credit scores not available	—	1.70	0.1	4.11	—	10.00	0.1	2.9	3.63
Total New single-family book	55.7	0.18	9.1	0.35	0.1	3.42	64.9	0.2	0.20
By Region:(2)
North Central	8.5	0.15	2.0	0.30	—	1.45	10.5	0.2	0.18
Northeast	14.1	0.26	2.6	0.54	0.1	4.15	16.8	0.3	0.31
Southeast	7.8	0.20	1.6	0.33	—	5.61	9.4	0.2	0.24
Southwest	7.5	0.17	1.3	0.26	—	2.23	8.8	0.2	0.18
West	17.8	0.11	1.6	0.18	—	0.53	19.4	0.1	0.11
Total New single-family book	55.7	0.18	9.1	0.35	0.1	3.42	64.9	0.2	0.20

HARP and other relief refinance mortgage loans
By Credit score:
Credit scores < 620	0.5	1.57	0.2	2.91	0.2	4.22	0.9	3.1	2.30
Credit scores of 620 to 659	0.7	1.00	0.4	2.04	0.2	3.12	1.3	1.8	1.59
Credit scores ≥ 660	10.6	0.28	3.7	0.92	1.8	1.73	16.1	0.5	0.55
Total HARP and other relief refinance mortgage loans	11.8	0.38	4.3	1.14	2.2	2.04	18.3	0.8	0.70
By Region:(2)
North Central	2.1	0.37	1.0	1.08	0.5	2.11	3.6	0.7	0.74
Northeast	2.6	0.56	1.2	1.62	0.6	3.10	4.4	1.1	1.09
Southeast	2.0	0.35	0.8	0.92	0.5	1.55	3.3	0.6	0.63
Southwest	1.3	0.29	0.2	1.12	0.1	1.78	1.6	0.4	0.44
West	3.8	0.31	1.1	0.94	0.5	1.49	5.4	0.8	0.53
Total HARP and other relief refinance mortgage loans	11.8	0.38	4.3	1.14	2.2	2.04	18.3	0.8	0.70

Legacy single-family book
By Credit score:
Credit scores < 620	0.8	6.68	0.3	13.63	0.3	21.36	1.4	30.0	9.35
Credit scores of 620 to 659	1.5	4.80	0.6	10.75	0.4	17.87	2.5	24.3	7.06
Credit scores ≥ 660	8.8	2.01	2.5	7.44	1.4	12.89	12.7	11.2	3.24
Credit scores not available	0.2	5.10	—	17.44	—	20.96	0.2	13.0	6.02
Total Legacy single-family book	11.3	2.76	3.4	8.73	2.1	15.02	16.8	14.4	4.28
By Region:(2)
North Central	1.7	2.22	0.7	6.77	0.3	12.43	2.7	13.0	3.57
Northeast	2.9	4.05	0.9	14.35	0.6	24.32	4.4	14.9	6.68
Southeast	2.3	2.86	0.7	7.74	0.6	13.07	3.6	14.6	4.36
Southwest	1.6	2.25	0.2	8.57	—	15.66	1.8	8.2	2.75
West	2.8	1.99	0.9	5.99	0.6	9.69	4.3	19.8	3.10
Total Legacy single-family book	11.3	2.76	3.4	8.73	2.1	15.02	16.8	14.4	4.28

Total single-family credit guarantee portfolio	78.8%	0.90%	16.8%	2.50%	4.4%	8.09%	100.0%	4.1%	1.41%

(1)	The current LTV ratios are our estimates. See endnote (2) to “Table 29 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.

(2)
Presentation with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

54	Freddie Mac Form 10-Q

The following table provides information about the relief refinance mortgage loans that we either purchased or guaranteed.
Table 37 — Single-Family Relief Refinance Mortgage Loans(1)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	UPB	Number of Mortgage Loans	Average Mortgage Loan Balance(2)	UPB	Number of Mortgage Loans	Average Mortgage Loan Balance(2)
	(dollars in millions, except for average mortgage loan balances)
Purchases of relief refinance mortgage loans:
HARP:
Above 125% LTV ratio	$472	3,093	$152,000	$1,232	7,475	$165,000
Above 100% to 125% LTV ratio	1,684	9,664	174,000	3,581	19,986	179,000
Above 80% to 100% LTV ratio	4,012	23,482	171,000	6,756	39,784	170,000
Other (80% and below LTV ratio)	9,713	69,016	141,000	9,988	73,396	136,000
Total relief refinance mortgage loans	$15,881	105,255	151,000	$21,557	140,641	153,000

	As of September 30, 2015			As of December 31, 2014
	UPB	Number of Mortgage Loans	Serious Delinquency Rate	UPB	Number of Mortgage Loans	Serious Delinquency Rate
	(dollars in millions)
Balance of relief refinance mortgage loans:
HARP:
Above 125% LTV ratio	$28,815	158,821	1.36%	$30,233	162,299	1.36%
Above 100% to 125% LTV ratio	61,017	329,796	1.16	66,091	346,220	1.19
Above 80% to 100% LTV ratio	100,307	577,858	0.85	109,618	609,239	0.93
Other (80% and below LTV ratio)	119,923	949,379	0.35	125,158	957,435	0.36
Total relief refinance mortgage loans	$310,062	2,015,854	0.70	$331,100	2,075,193	0.75

(1)	Includes purchases of mortgage loans for securitization that were previously associated with other guarantee commitments.

(2)	Rounded to the nearest thousand.
For more information on relief refinance mortgage loans, including HARP, in our single-family credit guarantee portfolio, see "Table 27 — Characteristics of Purchases for the Single-Family Credit Guarantee Portfolio" and "Table 30 — Single-Family Credit Guarantee Portfolio Data by Year of Origination."

55	Freddie Mac Form 10-Q

The table below presents volumes of completed mortgage loan workouts, seriously delinquent mortgage loans, and foreclosures in our single-family credit guarantee portfolio during the three and nine months ended September 30, 2015 and during the three and nine months ended September 30, 2014.
Table 38 — Single-Family Mortgage Loan Workout, Serious Delinquency, and Foreclosure Volumes(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Number of Mortgage Loans	Mortgage Loan Balances	Number of Mortgage Loans	Mortgage Loan Balances	Number of Mortgage Loans	Mortgage Loan Balances	Number of Mortgage Loans	Mortgage Loan Balances
	(dollars in millions)
Home retention actions:
Mortgage loan modifications
with no change in terms(2)	13	$1	73	$8	45	$5	287	$37
with term extension	5,165	765	5,194	751	17,402	2,496	10,103	1,516
with change in interest rate and, in certain cases, term extension	5,537	1,110	7,953	1,526	18,697	3,675	27,722	5,332
with change in interest rate, term extension and principal forbearance	2,052	491	3,663	839	6,935	1,650	14,026	3,195
Total mortgage loan modifications(3)	12,767	2,367	16,883	3,124	43,079	7,826	52,138	10,080
Repayment plans(4)	4,959	716	5,441	759	16,649	2,372	19,744	2,769
Forbearance agreements	1,258	242	2,148	401	4,866	941	6,751	1,255
Total home retention actions	18,984	3,325	24,472	4,284	64,594	11,139	78,633	14,104
Foreclosure alternatives:
Short sale	2,533	533	3,881	829	8,338	1,761	12,235	2,621
Deed in lieu of foreclosure transactions	518	79	969	149	1,957	307	2,740	433
Total foreclosure alternatives	3,051	612	4,850	978	10,295	2,068	14,975	3,054
Total single-family mortgage loan workouts(5)	22,035	$3,937	29,322	$5,262	74,889	$13,207	93,608	$17,158
Single-family foreclosures(6)	9,882		11,807		32,018		39,428
Seriously delinquent mortgage loan additions	38,921		48,323		117,807		144,375
Seriously delinquent mortgage loans, at period end(7)	150,564		207,862		150,564		207,862

(1)
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
The volume of our foreclosures and short sales declined during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, continuing the trend in recent periods. The volume of foreclosures and short sales in the overall market has also declined in recent periods.
During the nine months ended September 30, 2015, we helped nearly 75,000 borrowers either stay in their homes or sell their properties and avoid foreclosures through our various mortgage loan workout programs, and we completed approximately 32,000 foreclosures. We bear the full costs associated with our mortgage loan workouts on mortgage loans that we own or guarantee, and do not receive any reimbursement from Treasury (except as discussed below).
During the nine months ended September 30, 2015, approximately 43,000 borrowers having mortgage loans with aggregate UPB of $7.8 billion completed modifications under all of our programs, and as of September 30, 2015, more than 23,000 borrowers were in a modification trial period. The number of seriously delinquent mortgage loans remaining in the portfolio declined during the nine months ended September 30, 2015, continuing the trend of the last several periods. The volume of mortgage loan modifications in this period also declined.

56	Freddie Mac Form 10-Q

The UPB of mortgage loans in our single-family credit guarantee portfolio for which we have completed a mortgage loan modification was $84.5 billion and $85.1 billion as of September 30, 2015 and December 31, 2014, respectively, and such mortgage loans comprised approximately 4.1% of the portfolio at both September 30, 2015 and December 31, 2014. The estimated weighted average current LTV ratio for all modified mortgage loans in our single-family credit guarantee portfolio was 89% at September 30, 2015. The serious delinquency rate on these mortgage loans was 10.67% as of September 30, 2015.
Based on information provided by the MHA Program administrator, our servicers had completed more than 254,000 mortgage loan modifications under HAMP from the introduction of the initiative in 2009 through September 30, 2015. In January 2015, at the instruction of FHFA, we implemented a new $5,000 borrower incentive for eligible borrowers who remain in good standing on their HAMP modified mortgage loans through the sixth anniversary of their modification. Treasury will pay the $5,000 incentive for certain of our eligible HAMP modified mortgage loans, and we will pay the $5,000 incentive on our remaining eligible HAMP modified mortgage loans. Our payment of these incentives is not expected to have a significant effect on our earnings.
The table below presents the percentage of modified single-family mortgage loans completed between the fourth quarter of 2012 and the third quarter of 2014 that were current or paid off one year after modification and the percentage of modified single-family mortgage loans completed between the fourth quarter of 2012 and the third quarter of 2013 that were current or paid off two years after modification.
Table 39 — Quarterly Percentages of Modified Single-Family Mortgage Loans — Current or Paid Off(1)

	Quarter of Mortgage Loan Modification Completion(2)
	3Q 2014	2Q 2014	1Q 2014	4Q 2013	3Q 2013	2Q 2013	1Q 2013	4Q 2012
One Year Post-Modification
HAMP modifications	80%	79%	82%	81%	80%	80%	82%	80%
Non-HAMP modifications	66	68	71	70	73	74	76	72
Total	69	70	74	72	75	76	78	75

Two Years Post-Modification
HAMP modifications	N/A	N/A	N/A	N/A	78%	78%	79%	77%
Non-HAMP modifications	N/A	N/A	N/A	N/A	71	71	72	68
Total	N/A	N/A	N/A	N/A	73	73	74	71

(1)	Represents the percentage of mortgage loans that were current and performing or had been paid in full.

(2)
For mortgage loans that have been remodified (e.g., where a borrower has received a new modification after defaulting on the prior modification) the rates reflect the status of each modification separately.

As shown in the table above, the one-year performance of our non-HAMP modified mortgage loans has declined in comparison to the performance of our HAMP modified mortgage loans. This decline in performance may be attributable to features of our streamlined modification, which in contrast to our other types of mortgage loan modifications includes no documentation requirements.
Mortgage loans that remain delinquent for more than a year are more challenging to resolve. The longer a mortgage loan remains delinquent, the greater the associated costs we incur, in part due to expenses associated with loss mitigation and foreclosure. Foreclosures generally take longer to complete in states where a judicial foreclosure is required, compared to other states. Our ability to manage problem mortgage loans has been adversely affected by delays, including those due to increases in foreclosure process timeframes, general constraints on servicer capacity, and court backlogs in areas that require a judicial foreclosure process. As of September 30, 2015 and December 31, 2014, the percentage of seriously delinquent mortgage loans that have been delinquent for more than six months was 67% and 69%, respectively. In 2014, we began to sell certain seriously delinquent mortgage loans that were delinquent for extended periods of time. In March 2015, FHFA announced requirements for future sales of seriously delinquent mortgage loans by us, including bidder qualification, mortgage loan modification, and performance reporting requirements. During the nine months ended September 30, 2015, we completed sales of $1.9 billion in UPB of seriously delinquent single-family mortgage loans, and as of September 30, 2015, we held $7.1 billion in UPB of seriously delinquent mortgage loans for sale.
The table below presents the average completion times in certain states for foreclosures completed during the nine months ended September 30, 2015 and the nine months ended September 30, 2014.

57	Freddie Mac Form 10-Q

Table 40 — Foreclosure Timelines for Single-Family Mortgage Loans(1)

	Nine Months Ended September 30,
	2015	2014
	(average days)
Judicial states:
Florida	1,325	1,310
New Jersey	1,573	1,356
New York	1,538	1,274
All other judicial states	844	793
Judicial states, in aggregate	1,079	1,031
Non-judicial states, in aggregate	627	638
Total	890	867

(1)	All averages exclude those mortgage loans underlying our Other Guarantee Transactions.
While the average foreclosure timelines for mortgage loans in our single-family credit guarantee portfolio decreased in non-judicial states in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, we believe that our average foreclosure timeline is likely to remain elevated in the near term due to the backlog of mortgage loans that have been delinquent for more than one year, particularly in the judicial states of Florida, New Jersey, and New York.
The number of mortgage loans in the process of foreclosure declined approximately 26% from December 31, 2014 to September 30, 2015 to the lowest level in several years, with most states experiencing a decline. The UPB of mortgage loans that have been delinquent for more than one year declined from $18.2 billion at December 31, 2014 to $13.0 billion as of September 30, 2015.
Managing REO and Foreclosure Activities
Our problem mortgage loan workouts are providing borrowers with viable alternatives to foreclosure. As a result, fewer of our mortgage loans are proceeding through foreclosure to REO acquisition. Our single-family REO inventory (measured in number of properties) declined 31% from December 31, 2014 to September 30, 2015 primarily due to: (a) REO dispositions exceeding our acquisitions; (b) a declining number of seriously delinquent mortgage loans; and (c) property sales to third parties at foreclosure auction.
In recent periods, third-party sales at foreclosure auction comprised an increasing portion of foreclosure transfers. Third-party sales at foreclosure auction allow us to avoid the REO property expenses that we would have otherwise incurred if we held the property in our REO inventory until disposition.
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
Risk Profile
Our REO acquisition activity is disproportionately high for certain types of mortgage loans, including mortgage loans with certain higher-risk characteristics. For example, while the percentage of interest-only and Alt-A mortgage loans in our single-family credit guarantee portfolio, based on UPB, was approximately 1% and 3%, respectively, at September 30, 2015, the percentage of our REO acquisitions during the nine months ended September 30, 2015 that had been financed by either of these mortgage loan types represented approximately 20% of our total REO acquisitions, based on mortgage loan amount prior to acquisition. In addition, mortgage loans from our 2005-2008 Legacy single-family book comprised approximately 69% of our REO acquisition activity during the nine months ended September 30, 2015.
As of September 30, 2015, approximately 52% of our REO properties were unable to be marketed because the properties were occupied, under repair, or are located in states with a redemption period and 13% of the properties were being evaluated for listing and determination of our sales strategy. As of September 30, 2015, approximately 22% of our REO properties were listed and available for sale and 13% of our inventory was pending the settlement of sales. Though it varied significantly in different states, the average holding period of our single-family REO properties, excluding any redemption period, was 251 days and 221 days for our REO dispositions during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively.

58	Freddie Mac Form 10-Q

Multifamily Mortgage Credit Risk
We are exposed to mortgage credit risk in our multifamily mortgage portfolio because we either hold mortgage assets or have guaranteed mortgage loans in connection with the issuance of a Freddie Mac mortgage-related security or other guarantee commitment. To manage the credit risk in our multifamily mortgage portfolio, we focus on: (a) using strong underwriting standards and processes on all mortgage loans we purchase and guarantee, including a prior approval underwriting approach on the substantial majority of mortgage loans we purchase or guarantee; (b) selling the vast majority of the expected credit risk to private investors that hold the subordinated tranches in our multifamily K Certificate and other similar securitizations; and (c) portfolio management activities, including loss mitigation. Through our underwriting process, we evaluate the mortgage loans and the underlying properties by reviewing a variety of mortgage loan characteristics that may affect the default experience on our multifamily mortgage portfolio, such as the debt service coverage ratio, LTV ratio, geographic location, payment type, and mortgage loan maturity. In addition, after the mortgage loans have been securitized and the vast majority of the expected credit risk has been transferred to third party investors, we monitor the performance of our K Certificates and other similar types of transactions to assess our potential exposure to losses.
Risk Profile
The table below provides certain attributes of our multifamily mortgage portfolio at September 30, 2015 and December 31, 2014.
Table 41 — Multifamily Mortgage Portfolio — by Attribute

	UPB at		Delinquency Rate at
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(dollars in billions)
Total Mortgage Portfolio	$161.8	$143.3	0.01%	0.04%
Unsecuritized mortgage loans, excluding held-for-sale mortgage loans:(1)
Original LTV ratio:
Below 75%	$23.1	$30.3	—%	0.04%
75% to 80%	7.5	9.8	—	—
Above 80%	0.9	0.7	—	—
Total	$31.5	$40.8	—%	0.03%
Weighted average LTV ratio at origination	68%	68%
Maturity Dates:
2015	$0.2	$3.0	—%	—%
2016	3.2	5.8	—	—
2017	5.0	5.8	—	—
2018	7.9	8.4	—	—
2019	7.0	7.4	—	0.15
Beyond 2019	8.2	10.4	—	—
Total	$31.5	$40.8	—%	0.03%
Year of Acquisition:
2010 and prior	$25.9	$35.5	—%	0.03%
2011 and after	5.6	5.3	—	—
Total	$31.5	$40.8	—%	0.03%
Freddie Mac Mortgage-Related Securities:(2)
Year of Security Issuance:
2010 and prior	$10.6	$11.0	0.07%	0.39%
2011	10.8	11.2	0.12	—
2012	16.0	16.5	—	—
2013	23.2	23.9	—	—
2014	17.8	18.5	—	—
2015	19.5	N/A	—	N/A
Total	$97.9	$81.1	0.02%	0.05%
Subordination Level at Issuance:
No subordination	$1.9	$0.8	0.01%	0.06%
Below 10%	5.2	4.4	—	—
10% to 15%	37.6	32.0	0.05	0.14
Above 15%	53.2	43.9	—	—
Total	$97.9	$81.1	0.02%	0.05%

59	Freddie Mac Form 10-Q

(1)	Multifamily held-for-sale mortgage loans are primarily those awaiting securitization, and totaled $22.7 billion and $12.1 billion as of September 30, 2015 and December 31, 2014, respectively.

(2)	Consists of mortgage loans and bonds underlying Freddie Mac mortgage-related securities, which are primarily our K Certificates. Excludes other guarantee commitments.
Multifamily Product Types
Most multifamily mortgage loans require a significant lump sum (i.e., balloon) payment of unpaid principal at maturity. Therefore, the borrower’s potential inability to refinance or pay off the mortgage loan at maturity is a key mortgage loan attribute we monitor. Borrowers may be less able to refinance their obligations during periods of rising interest rates or adverse market conditions, which could lead to default if the borrower is unable to find affordable refinancing before the mortgage loan matures. Of the $31.5 billion in UPB of our unsecuritized held-for-investment multifamily mortgage loans as of September 30, 2015, approximately 11% will mature during the fourth quarter of 2015 or in 2016, and the remaining 89% will mature in 2017 and beyond. Approximately 89% of the multifamily mortgage loans underlying Freddie Mac-issued mortgage-related securities are scheduled to mature in 2019 and beyond.
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
Multifamily Credit Enhancements
Our primary business model in the Multifamily segment is to purchase multifamily mortgage loans for aggregation and then securitization through issuance of multifamily K Certificates. With this model, we have securitized $114.7 billion in UPB of multifamily mortgage loans between 2009 and September 30, 2015 and have attracted private capital to the multifamily market. In our multifamily K Certificate offerings, private investors purchase securities backed by mortgage loans that are sourced by our seller/servicers and directly underwritten by us. Our K Certificate offerings are primarily structured to sell unguaranteed subordinated securities to private investors that are the first to absorb losses on the underlying mortgage loans. The amount of subordination to the guaranteed certificates is set at a level that we believe is sufficient to cover amounts in excess of the expected credit losses on the mortgage loans. As a result, we believe private investors will absorb the expected credit risk in these transactions and thereby reduce the loss exposure to us and U.S. taxpayers. At September 30, 2015 and December 31, 2014, the UPB of K Certificates with subordination coverage was $90.7 billion and $75.5 billion, respectively, and the average subordination on these securities was 15% at both dates.
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
As of September 30, 2015 and December 31, 2014, there were three and eight delinquent mortgage loans in our multifamily mortgage portfolio, respectively. Our multifamily mortgage portfolio delinquency rate of 0.01% and 0.04% at September 30, 2015 and December 31, 2014, respectively, reflects continued strong portfolio performance and positive market fundamentals. Our delinquency rate for credit-enhanced mortgage loans was 0.02% and 0.05% at September 30, 2015 and December 31, 2014, respectively. Our non-credit-enhanced delinquency rate was 0.02% at December 31, 2014. We did not have any delinquent non-credit-enhanced mortgage loans at September 30, 2015. The delinquency rate on mortgage loans underlying our K Certificates transactions was 0.02% and 0.01% at September 30, 2015 and December 31, 2014, respectively. Since we began issuing K Certificates, we have experienced no credit losses associated with our guarantees on these securities. As of September 30, 2015, all mortgage loans in our multifamily mortgage portfolio that were two or more monthly payments past due had credit-enhancements that, we currently believe, will mitigate our expected losses on those mortgage loans.
For more information about credit risks associated with our multifamily mortgage portfolio, see “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”
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
We use internal evaluation models to monitor the financial strength of our counterparties. These models determine probabilities of default that we use to assess and classify our counterparties. We assign risk or exposure limits to our

60	Freddie Mac Form 10-Q

counterparties based on this classification. We apply this risk management approach to the major types of our counterparties discussed below.
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
We have contractual arrangements with our sellers under which they agree to sell us mortgage loans, and represent and warrant that those mortgage loans meet specified eligibility and underwriting standards. Our servicers represent and warrant to us that those mortgage loans will be serviced in accordance with our servicing contract. We maintain eligibility standards for our sellers and servicers. In the second quarter of 2015, at the direction of FHFA, we and Fannie Mae announced changes to our single-family seller and servicer eligibility requirements. These changes include revisions to net worth requirements, adoption of new capital and liquidity requirements, and enhancements to certain servicer operational requirements. Our revised operational requirements took effect on August 18, 2015 and our revised financial requirements will take effect on December 31, 2015.
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
Risk Profile
A significant portion of our single-family mortgage portfolio is acquired from, and serviced by, several large lenders. Although our business with our mortgage loan sellers is concentrated, a number of our largest single-family mortgage seller counterparties have reduced or eliminated their purchases of mortgage loans from mortgage brokers and correspondent lenders in recent years. As a result, we are acquiring a greater portion of our business volume directly from non-depository and smaller depository financial institutions. Similarly, some non-depository institutions have grown rapidly in recent years and now service a large share of our mortgage loans. We may face increased risk from these non-depository and smaller depository financial institutions as they may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as our largest mortgage loan seller and servicer counterparties.
As of September 30, 2015 and December 31, 2014, we estimate that 27% and 25%, respectively, of our single-family credit guarantee portfolio was serviced by our non-depository servicers. Approximately 36% and 44% of our single-family credit guarantee portfolio that was serviced by our non-depository servicers was serviced by our three largest non-depository servicers, on a combined basis, as of September 30, 2015 and December 31, 2014, respectively. Certain non-depository servicers have been the subject of scrutiny from regulators. Several of these non-depository servicers also service a large share of the mortgage loans underlying our investments in non-agency mortgage-related securities.
Ocwen Financial Corp. (Ocwen) is one of our significant non-depository servicers. Ocwen and its subsidiaries and/or affiliates have been the subject of significant adverse regulatory scrutiny, and we have taken steps designed to reduce our exposure to them. We reduced the UPB of Freddie Mac mortgage loans serviced by Ocwen to $28.3 billion at September 30, 2015 from $50.9 billion at December 31, 2014, or 44%. We continue to closely monitor Ocwen’s performance.
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

61	Freddie Mac Form 10-Q

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
In the second quarter of 2015, at the direction of FHFA, we published revised eligibility requirements for mortgage insurers that include financial requirements determined using a risk-based framework. The revised eligibility requirements will become effective for all Freddie Mac-approved mortgage insurers on December 31, 2015. These revised eligibility requirements are designed to strengthen the mortgage insurance industry and enable a financially strong and resilient system that can provide consistent liquidity throughout the mortgage loan cycle.
We cannot differentiate pricing based on the financial strength of a mortgage insurer or revoke a mortgage insurer's status as an eligible insurer without FHFA approval. Further, we do not select the insurance provider on a specific mortgage loan, since the selection is made by the lender at the time the mortgage loan is originated. Accordingly, we are unable to manage our concentration risk related to mortgage insurers.
Risk Profile
The majority of our mortgage insurance exposure is concentrated with four mortgage insurers, certain of which have been under financial stress during the last several years. Although the financial condition of these mortgage insurers has improved in recent years, there is still a significant risk that some of these counterparties may fail to fully meet their obligations under a stressed economic scenario since they are monoline entities primarily exposed to mortgage credit risk. Many of our mortgage insurers are currently operating below our newly issued eligibility standards that are scheduled to go into effect on December 31, 2015; however, these mortgage insurers have announced that they expect to be in compliance by the effective date.
The table below summarizes our exposure to mortgage insurers as of September 30, 2015. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure. Our most significant exposure to these insurers is through primary mortgage insurance. As of September 30, 2015, we had primary mortgage insurance coverage on mortgage loans that represented approximately 15% of the UPB of our single-family credit guarantee portfolio.

62	Freddie Mac Form 10-Q

Table 42 — Mortgage Insurance by Counterparty(1)

			As of September 30, 2015
			UPB of Covered Loans		Coverage Outstanding
Counterparty Name	Credit Rating	Credit Rating Outlook	Primary Insurance(2)	Pool Insurance(2)	Primary Insurance(3)	Pool Insurance(3)
			(in millions)
United Guaranty Residential Insurance Company	BBB+	Stable	$55,394	$20	$14,262	$15
Radian Guaranty Inc. (Radian)	BB	Positive	54,123	2,022	13,839	650
Mortgage Guaranty Insurance Corporation (MGIC)	BB+	Positive	52,881	153	13,614	2
Genworth Mortgage Insurance Corporation (GMIC)	BB+	Negative	35,300	79	9,043	26
Essent Guaranty, Inc.	BBB	Stable	21,320	—	5,461	—
PMI Mortgage Insurance Co. (PMI)(4)	Not Rated	N/A	9,981	97	2,479	63
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	7,790	61	1,945	29
Arch Mortgage Insurance Company	BBB+	Stable	4,714	—	1,164	—
Triad Guaranty Insurance Corporation (Triad)(5)	Not Rated	N/A	3,745	40	942	5
Others	N/A	N/A	3,934	—	944	—
Total			$249,182	$2,472	$63,693	$790

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of October 21, 2015. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

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
Radian, MGIC, and GMIC have had credit ratings below investment grade for the past several years. As a result, we have reduced expectations of recovery and collectability as part of the estimate of our loan loss reserves. RMIC is under regulatory supervision and is no longer issuing new insurance; however, it continues to pay its claims.
PMI and Triad are both in rehabilitation, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers shown in the table above. As of September 30, 2015, we had cumulative unpaid deferred payment obligations of $0.4 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain. For more information on our mortgage insurers, see "NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers."
Cash and Other Investments Counterparties
We are exposed to institutional credit risk relating to the potential insolvency of, or non-performance by, counterparties in non-mortgage-related investment agreements and cash equivalent transactions, including those entered into on behalf of our securitization trusts.
Risk Profile
Our cash and other investments (including cash equivalents) counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. As of September 30, 2015 and December 31, 2014, including amounts related to our consolidated VIEs, there were $58.8 billion and $71.4 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; and (c) cash deposited with the Federal Reserve Bank of New York. Although we monitor the financial strength of our counterparties to these transactions and have collateral maintenance requirements for our securities purchased under agreements to resell, we have exposure to loss should any of our counterparties become insolvent. See "RISK FACTORS — Competitive and Market Risks — Our business could be adversely affected if counterparties to derivatives and short-term lending and other transactions fail to meet their obligations to us" in our 2014 Annual Report for further information. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on counterparty credit ratings and concentrations within our cash and other investments.
Our investments in non-mortgage-related securities at both September 30, 2015 and December 31, 2014 were in U.S. Treasury securities.

63	Freddie Mac Form 10-Q

Agency and Non-Agency Mortgage-Related Security Issuers and Servicers
Our investments in securities expose us to institutional credit risk to the extent that issuers, servicers, guarantors, or third parties providing credit enhancements become insolvent or do not perform their obligations.
Risk Profile
A significant portion of single-family mortgage loans underlying our investments in non-agency mortgage-related securities is serviced by non-depository servicers. As of September 30, 2015 and December 31, 2014, approximately $13.5 billion and $17.9 billion, respectively, in UPB of mortgage loans underlying our investments in single-family non-agency mortgage-related securities were serviced by subsidiaries and/or affiliates of Ocwen, and Ocwen was the only non-depository servicer who serviced 10% or more of the UPB underlying our investments in non-agency mortgage-related securities at those dates. Ocwen and its subsidiaries and/or affiliates have been the subject of significant adverse regulatory scrutiny.
Derivative Counterparties
We use cleared derivatives, exchange-traded derivatives, and OTC derivatives, and are exposed to institutional credit risk with respect to our derivative counterparties. Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts.
We seek to manage our exposure to institutional credit risk related to our derivative counterparties using several tools, including:

•	master netting agreements and collateral agreements;

•	review and analysis of external credit ratings;

•	internal standards for approving new derivative counterparties, clearinghouses, and clearing members;

•	ongoing monitoring of our positions with each counterparty, clearinghouse, and clearing member; and

•	stress-testing to evaluate potential exposure under possible adverse market scenarios.
Risk Profile
The table below summarizes our net exposure to derivative counterparties (after considering cash and non-cash collateral held by us).
Table 43 — Derivative Counterparty Credit Exposure

	As of September 30, 2015
	Number of Counterparties(1)	Fair Value - Gain Position(2)	Fair Value - Gain Position Net of Collateral(3)
	(dollars in millions)
OTC interest-rate swaps and swaptions counterparties (by ratings):
AA- or above	5	$288	$—
A+, A or A-	10	1,282	42
BBB+, BBB or BBB-	2	—	—
Total OTC	17	1,570	42
Cleared and exchange-traded derivatives		—	—
Total		$1,570	$42

(1)	Based on legal entities. We use the lower of S&P and Moody's ratings to manage collateral requirements. In this table, the Moody's rating of the legal entity is stated in terms of the S&P equivalent.

(2)	Represents the fair value of derivative instruments in a net gain position after netting by counterparty, where allowable.

(3)	For this purpose, collateral consists of cash and non-cash collateral posted by our counterparties to us. Does not include collateral held in excess of exposure.
Over time, our exposure to derivative counterparties varies depending on changes in fair values, which are affected by changes in interest rates, the implied volatility of interest rates, and the mix and balance of products in our derivative portfolio.
Approximately 97% of our $1.6 billion fair value - gain position related to OTC interest-rate swap and option-based derivatives was collateralized at September 30, 2015. The remaining uncollateralized exposure was primarily due to market movements during the time period between when a derivative was measured at fair value or settled and when we received the related collateral, as well as exposure amounts below the applicable counterparty collateral posting threshold. Collateral is typically transferred within one business day based on the values of the related derivatives.
For information about the concentration of credit risk among our OTC derivative counterparties, see “NOTE 10: COLLATERAL AND OFFSETTING OF ASSETS AND LIABILITIES — Master Netting and Collateral Agreements.”
We are required to post initial margin for cleared and exchange-traded derivative transactions. We posted cash and non-cash collateral of $3.0 billion as of September 30, 2015 to meet our initial margin requirements. Under CFTC regulations, clearinghouses and clearing members are required to segregate customer property. This is designed to reduce the customer's (i.e., Freddie Mac's) credit risk exposure related to the initial margin posted by the customer. However, we are also exposed to

64	Freddie Mac Form 10-Q

the operational risk of the clearing members, exchanges, clearinghouses, or other financial intermediaries we use to facilitate these transactions. The immediate parent entities of the clearinghouses we use were rated AA- and A+ as of September 30, 2015.
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
We also execute forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes and utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization. In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we could be subject to the loss of any or all of the margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed that amount, as members are generally required to guarantee the performance of other members on a pro rata basis. It is difficult to estimate our maximum exposure under these transactions, as this would require an assessment of transactions that we and other members of the MBSD/FICC may execute in the future. Taking into account the MBSD/FICC’s financial safeguards and our ability to terminate our membership in the clearinghouse, we believe that it is unlikely we will have to make any material payments under these arrangements and the risk of loss is expected to be remote.
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
The company has a governance structure that includes enterprise-wide oversight provided by the Board, CERO and CCO, as well as several management committees. In order to evaluate and monitor operational risk, each business unit completes a quarterly assessment using the Risk and Control Self-Assessment (RCSA) framework. The framework is designed to identify and assess the business unit's exposure to operational risk and determines if additional action is required to manage the risk to an acceptable level.

65	Freddie Mac Form 10-Q

In addition to the RCSA process, we employ several tools to identify and measure operational risks, including: (a) loss event data; (b) key risk indicators; (c) root cause analysis; and (d) testing. While our operational risk framework includes tools to support effective management of operational risk, the primary responsibility for managing both the day-to-day risk and longer-term or emerging risks lies with the business units.
Risk Profile
We continue to strengthen operational controls. During 2015, we continued to improve our operational risk framework to focus on high risk activities and reduced our outstanding control issues to relatively low levels. Additionally, we continue to improve our out-of-region disaster recovery capabilities. Our out-of-region data center became operational in 2014, which improved our ability to recover our business systems in the event of a catastrophic regional business event (e.g., a disaster that affects our Northern Virginia production data centers). We continue to face significant levels of operational risks, including those discussed in “RISK FACTORS — Operational Risks” in our 2014 Annual Report.
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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015. As of September 30, 2015, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance.
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
Liquidity Management
Maintaining sufficient liquidity is of primary importance to and a cost of our business. To facilitate cash management, we forecast cash outflows and inflows using assumptions and models. These forecasts help us to manage our liabilities with respect to the timing of our cash flows. Differences between actual and forecasted cash flows have resulted in and may in the future result in higher costs from issuing a higher amount of debt than needed or unexpectedly needing to issue debt. Differences between actual and forecasted cash flows also could result in an overdraw of our accounts at the Federal Reserve Bank of New York. We maintain daily cash reserves to manage this risk.
During the nine months ended September 30, 2015, the majority of the funds in our liquidity and contingency operating portfolio was deposited with the Federal Reserve Bank of New York, invested in U.S. Treasury securities, or invested in securities purchased under agreements to resell. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, we make an assessment whether to exit the existing position or continue to do business with the counterparty.
Our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to

66	Freddie Mac Form 10-Q

changes in market interest rates, market confidence, operational risks, and other factors. For more information, see “RISK FACTORS — Competitive and Market Risks — Our activities may be adversely affected by limited availability of financing and increased funding costs” in our 2014 Annual Report.
Other Debt Securities
During the nine months ended September 30, 2015, we had sufficient access to the debt markets due largely to support from the U.S. government. Our effective short-term debt was 40% and 43% of outstanding other debt at September 30, 2015 and December 31, 2014, respectively. Effective short-term debt is the aggregate of short-term debt and the current portion of long-term debt (the portion due within one year). The categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt. We rely significantly on our ability to issue debt on an on-going basis to refinance our effective short-term debt.
Our debt cap under the Purchase Agreement is $563.6 billion in 2015 and will decline to $479.0 billion on January 1, 2016. As of September 30, 2015, our aggregate indebtedness was $411.8 billion. Our aggregate indebtedness is calculated as the par value of other debt. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com.
Other Debt Activities
The table below summarizes the par value of other debt securities we issued or paid off, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases, during the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014. Our short-term debt issuances include Reference Bills® securities and other discount notes, and our long-term debt issuances include medium-term notes, Reference Notes® securities and STACR debt notes. We repurchase, call, or exchange our outstanding debt securities from time to time for a variety of reasons, including: (a) for economic reasons; (b) to manage the composition of liabilities funding our assets; or (c) to help support the liquidity of our other debt securities.
Issuances and pay-offs of short-term debt increased during the nine months ended September 30, 2015 as we began utilizing overnight discount notes as a more cost efficient tool to manage our intra-day liquidity needs. In addition, issuances and pay-offs of long-term debt increased during the nine months ended September 30, 2015 as we issued more long-term callable debt to replace debt that was called for economic reasons.
Table 44 — Activity in Other Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Beginning balance	$417,461	$449,232	$454,029	$511,345
Issued during the period:
Short-term:
Amount	$136,034	$46,738	$315,591	$140,914
Weighted-average effective interest rate	0.11%	0.12%	0.09%	0.11%
Long-term:
Amount	$29,360	$22,730	$119,063	$62,024
Weighted-average effective interest rate	1.58%	1.27%	1.41%	1.21%
Total issued:
Amount	$165,394	$69,468	$434,654	$202,938
Weighted-average effective interest rate	0.37%	0.49%	0.45%	0.44%
Paid off during the period:(1)
Short-term:
Amount	$(116,854)	$(45,208)	$(337,932)	$(170,824)
Weighted-average effective interest rate	0.07%	0.11%	0.07%	0.12%
Long-term:
Amount	$(54,196)	$(33,958)	$(138,946)	$(103,925)
Weighted-average effective interest rate	1.48%	1.83%	1.43%	1.73%
Total paid off:
Amount	$(171,050)	$(79,166)	$(476,878)	$(274,749)
Weighted-average effective interest rate	0.52%	0.85%	0.47%	0.73%
Ending balance	$411,805	$439,534	$411,805	$439,534

(1)	Calls and repurchases of zero-coupon debt are reported at original face value, which does not equal the amount of actual cash payment.
Credit Ratings

67	Freddie Mac Form 10-Q

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of October 21, 2015.
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
Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities
Excluding amounts related to our consolidated VIEs, we held $44.1 billion and $56.0 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at September 30, 2015 and December 31, 2014, respectively. These investments are important to our cash flow, collateral management and asset and liability management, and our ability to provide liquidity and stability to the mortgage market. At September 30, 2015, our non-mortgage-related securities consisted of U.S. Treasury securities, although we can hold other securities, that we could sell or pledge to provide us with an additional source of liquidity to fund our business operations. We also maintained non-interest-bearing deposits at the Federal Reserve Bank of New York, which are included in cash and cash equivalents on our consolidated balance sheets. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.”
Mortgage Loans and Mortgage-Related Securities
We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and liquid. Our primary source of liquidity among these mortgage assets is our holdings of single-class and multiclass agency securities (excluding certain structured agency securities collateralized by non-agency mortgage-related securities). In addition, we hold unsecuritized single-family mortgage loans and multifamily held-for-sale mortgage loans that could be securitized and would then be available for sale or use as collateral for repurchase agreements.
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
We hold other mortgage assets, but given their characteristics, they may not be available for immediate sale or able to be used as collateral for repurchase agreements. These assets consist of certain structured agency securities collateralized by non-agency mortgage-related securities, CMBS, non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans, and unsecuritized seriously delinquent and modified single-family mortgage loans.
We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury. See “EXECUTIVE SUMMARY — Limits on Our Mortgage-Related Investments Portfolio” for more information on the relative liquidity of our mortgage assets.
Cash Flows
Our cash and cash equivalents decreased $5.9 billion to $5.0 billion during the nine months ended September 30, 2015, compared to an increase of $4.9 billion to $16.2 billion during the nine months ended September 30, 2014. Cash flows used in operating activities during the nine months ended September 30, 2015 were $5.4 billion, primarily driven by increased net purchases of held-for-sale mortgage loans. Cash flows provided by operating activities during the nine months ended

68	Freddie Mac Form 10-Q

September 30, 2014 were $11.3 billion, primarily driven by cash proceeds from net interest income and non-agency mortgage-related securities settlements. Cash flows provided by investing activities, primarily comprised of net proceeds received as a result of repayments of single-family held-for-investment mortgage loans, were $163.6 billion and $182.4 billion, during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. Cash flows used for financing activities, primarily driven by funds used to repay or redeem debt securities of consolidated trusts held by third parties and other debt, were $164.1 billion and $188.8 billion, during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively.
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
At September 30, 2015, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. In future periods, we may experience variability in our net income and/or comprehensive income due to changes in factors such as interest rates, implied volatility, home prices, and mortgage spreads. Such changes could adversely affect our net worth and result in additional draws under the Purchase Agreement. For more information, see “RISK FACTORS — Conservatorship and Related Matters — We may request additional draws under the Purchase Agreement in future periods” in our 2014 Annual Report.
Because our Net Worth Amount at September 30, 2015 was below the 2015 Capital Reserve Amount of $1.8 billion (which will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018), we will not have a dividend obligation to Treasury in December 2015. We paid dividends of $5.5 billion in cash on the senior preferred stock during the nine months ended September 30, 2015. Through September 30, 2015, we have paid aggregate cash dividends to Treasury of $96.5 billion, an amount that is $25.1 billion more than our aggregate draws received under the Purchase Agreement. As a result of the net worth sweep dividend we pay to Treasury, we cannot retain capital from the earnings generated by our business operations.
At September 30, 2015, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.
Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. In addition, under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference. Accordingly, while we have paid aggregate cash dividends to Treasury of $96.5 billion, the liquidation preference on the senior preferred stock remains $72.3 billion.
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
Level 3 Recurring Fair Value Measurements
The process for determining fair value using unobservable inputs (Level 3) is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. At September 30, 2015 and December 31, 2014, we measured and recorded 21% and 28%, respectively, of total assets carried at fair value on our consolidated balance sheets on a recurring basis using unobservable inputs. At both September 30, 2015 and December 31, 2014, we measured and recorded less than 1% of total liabilities carried at fair value on our consolidated balance sheets on a recurring basis using unobservable inputs. These percentages were calculated before the impact of counterparty and cash collateral netting. See “NOTE 16: FAIR VALUE DISCLOSURES — Changes in Fair Value Levels” for a discussion of changes in our Level 3 assets and liabilities and “Table 16.2 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs” for the Level 3 reconciliation.
Consideration of Credit Risk in Our Valuation

69	Freddie Mac Form 10-Q

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
We guarantee the payment of principal and interest on non-consolidated Freddie Mac guaranteed mortgage-related securities we issue and on mortgage loans covered by our other guarantee commitments. Our maximum potential off-balance sheet exposure to credit losses relating to these guarantees is primarily represented by the UPB of the underlying loans and securities, which was $115.1 billion and $113.7 billion at September 30, 2015 and December 31, 2014, respectively. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans.
As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” which were $9.1 billion and $9.6 billion at September 30, 2015 and December 31, 2014, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. In addition, as part of the HFA initiative, we, together with Fannie Mae, provide liquidity guarantees for certain multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days. At both September 30, 2015 and December 31, 2014, there were no liquidity guarantee advances outstanding.
We own interests in numerous entities that are considered to be VIEs for which we are not the primary beneficiary and which we do not consolidate in accordance with the accounting guidance for the consolidation of VIEs. These VIEs relate primarily to our investment activity in mortgage-related assets. Our consolidated balance sheets reflect only our investment in the VIEs, rather than the full amount of the VIEs’ assets and liabilities. See "NOTE 3: VARIABLE INTEREST ENTITIES" for more information.
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

70	Freddie Mac Form 10-Q

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

•	the success of our efforts to mitigate our losses on our Legacy single-family books and our investments in non-agency mortgage-related securities;

•	the success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS, K Certificate and other credit risk transfer transactions;

•	our ability to maintain the security of our operating systems and infrastructure (e.g., against cyber attacks);

•	changes in economic and market conditions, including changes in employment rates, interest rates, mortgage and debt spreads, and home prices;

•	changes in the U.S. residential mortgage market, including changes in the supply and type of mortgage products (e.g., refinance versus purchase, and fixed-rate versus ARM);

•	our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	the adequacy of our risk management framework;

•	our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

•	our ability to manage interest-rate and other market risks, including the availability of derivative financial instruments needed for risk management purposes;

•	changes or errors in the methodologies, models, assumptions and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs and multifamily K Certificates);

•	changes in the practices of loan originators, investors and other participants in the secondary mortgage market; and

•	other factors and assumptions described in this Form 10-Q, our Forms 10-Q for the quarters ended March 31, 2015 and June 30, 2015 and our 2014 Annual Report, including in the “MD&A” sections.
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
On September 15, 2015, the Senate passed a bill that would limit the compensation and benefits of the CEOs of Freddie Mac and Fannie Mae during conservatorship or receivership to the level in effect as of January 1, 2015.
We anticipate that other bills related to Freddie Mac, Fannie Mae and the future of the mortgage finance system will be introduced. We cannot predict whether any of such bills will be enacted.
For more information, see “BUSINESS — Regulation and Supervision — Legislative and Regulatory Developments — Legislation Related to Freddie Mac and its Future Status” and “RISK FACTORS — Conservatorship and Related Matters — The future status and role of Freddie Mac are uncertain” in our 2014 Annual Report, as well as “MD&A — LEGISLATIVE AND REGULATORY MATTERS — Legislation Related to Freddie Mac and its Future Status” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

71	Freddie Mac Form 10-Q

Affordable Housing Goals and Results for 2014
In October 2015, FHFA informed us that it had reviewed our performance with respect to the affordable housing goals for 2014, and preliminarily determined that we achieved three of our five single-family affordable housing goals and both of our multifamily goals. Our performance on the goals, as preliminarily determined by FHFA, is set forth below.
Table 46 — Affordable Housing Goals and Results for 2014

	Goals for 2014	Market level for 2014(1)	Results for 2014
Single-family purchase money goals (benchmark levels):
Low-income	23%	22.8%	21.0%
Very low-income	7%	5.7%	4.9%
Low-income areas(2)	18%	22.1%	20.1%
Low-income areas sub-goal	11%	15.0%	13.6%
Single-family refinance low-income goal (benchmark level)	20%	25.0%	26.4%
Multifamily low-income goal (in units)	200,000	N/A	273,434
Multifamily very low-income subgoal (in units)	40,000	N/A	48,689

(1)	Determined by FHFA based on its analysis of market data for 2014.

(2)
FHFA annually sets the benchmark level for the low-income areas goal based on the benchmark level for the low-income areas subgoal, plus an adjustment factor reflecting the additional incremental share of mortgage loans for low- and moderate-income families in designated disaster areas in the three most recent years for which such data are available.

Affordable Housing Goals for 2015 to 2017
On August 19, 2015, FHFA issued the final rule establishing affordable housing goals for Freddie Mac and Fannie Mae for 2015 through 2017. The rule will apply retroactively to the beginning of 2015. Under FHFA’s final rule: (a) the benchmark levels for four of our single-family goals increased; (b) both of our multifamily goals increased; and (c) FHFA established a new subgoal related to small (5- to 50-unit) multifamily properties affordable to low-income families. Achieving all of the 2015 goals will be challenging.
Table 47 — Affordable Housing Goals for 2015 to 2017

	Goals For
	2015	2016	2017
Single-family purchase money goals (benchmark levels):
Low-income	24%	24%	24%
Very low-income	6%	6%	6%
Low-income areas(1)	19%	TBD	TBD
Low-income areas subgoal	14%	14%	14%
Single-family refinance low-income goal (benchmark level)	21%	21%	21%
Multifamily low-income goal (in units)	300,000	300,000	300,000
Multifamily very low-income subgoal (in units)	60,000	60,000	60,000
Multifamily small property low-income subgoal (in units)	6,000	8,000	10,000

(1)
FHFA will annually set the benchmark level for the low-income areas goal based on the benchmark level for the low-income areas subgoal, plus an adjustment factor reflecting the additional incremental share of mortgage loans for low- and moderate-income families in designated disaster areas in the three most recent years for which such data are available.

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
Interest-Rate Risk and Other Market Risks
Our mortgage-related investments portfolio (i.e., mortgage loans and mortgage-related securities), non-mortgage investments, and unsecured debt expose us to interest-rate risk and other market risks, including spread risk, and prepayment risk from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and unexpected prepayments or differences in expected cash flows due to default of the underlying borrower or modification of loan terms by the servicer. For a majority of our mortgage-related investments, the mortgage loan borrower has the option to make unscheduled payments of additional principal or to completely pay off a mortgage loan at any time before its scheduled

72	Freddie Mac Form 10-Q

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
Duration Gap and PMVS Results
The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation during the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear.
Our PMVS-L (50 basis points) exposure at September 30, 2015 was $84 million, which decreased compared to December 31, 2014 primarily due to a change in our duration exposure. On an average basis during the three and nine months ended September 30, 2015, our PMVS-L (50 basis points) was $72 million and $97 million, respectively, primarily resulting from our duration exposure.

73	Freddie Mac Form 10-Q

Table 48 — PMVS and Duration Gap Results

				PMVS-YC	PMVS-L
				25 bps	50 bps	100 bps
				(in millions)
Assuming shifts of the LIBOR yield curve:
September 30, 2015				$19	$84	$295
December 31, 2014				$—	$102	$396

	Three Months Ended September 30,
	2015			2014
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	0.1	$9	$72	—	$18	$35
Minimum	(0.4)	$—	$26	(0.4)	$3	$—
Maximum	0.8	$23	$173	0.6	$36	$112
Standard deviation	0.3	$6	$29	0.2	$7	$28
	Nine Months Ended September 30,
	2015			2014
	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)
Average	0.2	$20	$97	(0.1)	$17	$57
Minimum	(0.4)	$—	$23	(2.4)	$—	$—
Maximum	1.0	$47	$250	0.7	$65	$509
Standard deviation	0.3	$12	$43	0.5	$14	$85
Derivatives have historically enabled us to reduce our interest-rate risk exposure, which could have been higher without the use of derivatives. The table below shows that the PMVS-L risk levels for the periods presented would have been higher if we had not used derivatives. The derivative impact on our PMVS-L (50 basis points) was $(3.7) billion at September 30, 2015, an increase of $610 million from December 31, 2014.
Table 49 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)
At:
September 30, 2015	$3,818	$84	$(3,734)
December 31, 2014	$3,226	$102	$(3,124)
The disclosure in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).
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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is

74	Freddie Mac Form 10-Q

communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2015
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 and concluded that the matters discussed below have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

•
In July 2015, Anil Hinduja joined Freddie Mac as our Executive Vice President and Chief Enterprise Risk Officer, replacing Mark A. DeLong, Senior Vice President - Enterprise Operational Risk Management, and Jorge A. Reis, Senior Vice President - Enterprise Chief Risk Officer for the Investments & Capital Markets business, who served as interim co-chief enterprise risk officers; and

•
We continue to make considerable enhancements to our risk management framework. In 2014, we began implementation of a redesigned and enhanced three-lines-of-defense methodology. As part of this effort, during 2015 we moved several key functions within the organization. During our implementation period, we may experience elevated operational risks, which we are managing. For more information, see “MD&A — RISK MANAGEMENT — Operational Risk — Risk Management Framework.”

Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting
As described above under “Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of September 30, 2015 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the three months ended September 30, 2015 have been prepared in conformity with GAAP.

75	Freddie Mac Form 10-Q

ITEM 1. FINANCIAL STATEMENTS

76	Freddie Mac Form 10-Q

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except share-related amounts)
Interest income
Mortgage loans:
Held by consolidated trusts	$14,032	$14,148	$41,641	$42,881
Unsecuritized	1,563	1,643	4,792	4,965
Total mortgage loans	15,595	15,791	46,433	47,846
Investments in securities	1,145	1,423	3,736	4,457
Other	19	8	45	19
Total interest income	16,759	17,222	50,214	52,322
Interest expense
Debt securities of consolidated trusts	(11,364)	(11,802)	(33,856)	(36,150)
Other debt:
Short-term debt	(40)	(35)	(114)	(110)
Long-term debt	(1,559)	(1,647)	(4,709)	(5,156)
Total interest expense	(12,963)	(13,484)	(38,679)	(41,416)
Expense related to derivatives	(53)	(75)	(176)	(230)
Net interest income	3,743	3,663	11,359	10,676
Benefit (provision) for credit losses	528	(574)	1,884	(41)
Net interest income after benefit (provision) for credit losses	4,271	3,089	13,243	10,635
Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(5)	(132)	(139)	(308)
Gains (losses) on retirement of other debt	9	(8)	(16)	—
Derivative gains (losses)	(4,172)	(617)	(3,440)	(4,894)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(38)	(132)	(204)	(641)
Portion of other-than-temporary impairment recognized in AOCI	(16)	(34)	(41)	(46)
Net impairment of available-for-sale securities recognized in earnings	(54)	(166)	(245)	(687)
Other gains (losses) on investment securities recognized in earnings	256	(109)	825	1,029
Other income (loss)	125	1,796	(432)	7,329
Non-interest income (loss)	(3,841)	764	(3,447)	2,469
Non-interest expense
Salaries and employee benefits	(231)	(231)	(742)	(687)
Professional services	(130)	(128)	(361)	(392)
Occupancy expense	(14)	(16)	(40)	(43)
Other administrative expense	(90)	(97)	(274)	(271)
Total administrative expense	(465)	(472)	(1,417)	(1,393)
Real estate owned operations expense	(116)	(103)	(243)	(112)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(248)	(198)	(705)	(563)
Other expense	(270)	(43)	(1,234)	(199)
Non-interest expense	(1,099)	(816)	(3,599)	(2,267)
Income (loss) before income tax benefit (expense)	(669)	3,037	6,197	10,837
Income tax benefit (expense)	194	(956)	(1,979)	(3,374)
Net income (loss)	(475)	2,081	4,218	7,463
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(61)	656	(218)	1,562
Changes in unrealized gains (losses) related to cash flow hedge relationships	35	50	132	151
Changes in defined benefit plans	—	(1)	26	(1)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(26)	705	(60)	1,712
Comprehensive income (loss)	$(501)	$2,786	$4,158	$9,175
Net income (loss)	$(475)	$2,081	$4,218	$7,463
Undistributed net worth sweep and senior preferred stock dividends	—	(2,786)	(4,659)	(9,175)
Net income (loss) attributable to common stockholders	$(475)	$(705)	$(441)	$(1,712)
Net income (loss) per common share — basic and diluted	$(0.15)	$(0.22)	$(0.14)	$(0.53)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,236	3,235	3,236
The accompanying notes are an integral part of these condensed consolidated financial statements.

77	Freddie Mac Form 10-Q

FREDDIE MAC
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
	(in millions, except share-related amounts)
Assets
Cash and cash equivalents (includes $0 and $2, respectively, related to our consolidated VIEs)	$5,000	$10,928
Restricted cash and cash equivalents (includes $15,104 and $8,532, respectively, related to our consolidated VIEs)	15,108	8,535
Federal funds sold and securities purchased under agreements to resell (includes $11,815 and $13,500, respectively, related to our consolidated VIEs)	38,738	51,903
Investments in securities:
Available-for-sale, at fair value (includes $0 and $9, respectively, pledged as collateral that may be repledged)	81,573	106,550
Trading, at fair value (includes $2,455 and $1,884, respectively, pledged as collateral that may be repledged)	35,806	30,437
Total investments in securities	117,379	136,987
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $3,051 and $2,884, respectively)	1,615,291	1,558,094
Unsecuritized (net of allowances for loan losses of $13,368 and $18,877, respectively)	106,723	130,118
Total held-for-investment mortgage loans, net	1,722,014	1,688,212
Held-for-sale, at lower-of-cost-or-fair-value (includes $20,880 and $12,130 at fair value, respectively)	27,853	12,368
Total mortgage loans, net	1,749,867	1,700,580
Accrued interest receivable (includes $5,242 and $5,124, respectively, related to our consolidated VIEs)	6,052	6,034
Derivative assets, net	605	822
Real estate owned, net (includes $34 and $44, respectively, related to our consolidated VIEs)	1,795	2,558
Deferred tax assets, net	17,817	19,498
Other assets (Note 19) (includes $2,810 and $2,596, respectively, related to our consolidated VIEs)	9,786	7,694
Total assets	$1,962,147	$1,945,539
Liabilities and equity
Liabilities
Accrued interest payable (includes $4,743 and $4,702, respectively, related to our consolidated VIEs)	$6,135	$6,325
Debt, net:
Debt securities of consolidated trusts held by third parties (includes $131 and $42 at fair value, respectively)	1,539,108	1,479,473
Other debt (includes $7,379 and $5,820 at fair value, respectively)	408,281	450,069
Total debt, net	1,947,389	1,929,542
Derivative liabilities, net	1,670	1,963
Other liabilities (Note 19) (includes $15 and $1, respectively, related to our consolidated VIEs)	5,654	5,058
Total liabilities	1,960,848	1,942,888
Commitments and contingencies (Notes 9, 14, and 17)
Equity
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,045,962 shares and 650,043,899 shares outstanding, respectively	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(82,931)	(81,639)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $813 and $839, respectively, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	2,328	2,546
Cash flow hedge relationships	(671)	(803)
Defined benefit plans	13	(13)
Total AOCI, net of taxes	1,670	1,730
Treasury stock, at cost, 75,817,924 shares and 75,819,987 shares, respectively	(3,885)	(3,885)
Total equity (See NOTE 11: STOCKHOLDERS’ EQUITY for information on our dividend obligation to Treasury)	1,299	2,651
Total liabilities and equity	$1,962,147	$1,945,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

78	Freddie Mac Form 10-Q

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Net cash (used in) provided by operating activities	$(5,443)	$11,314
Cash flows from investing activities:
Purchases of trading securities	(33,987)	(33,076)
Proceeds from sales of trading securities	12,851	13,674
Proceeds from maturities of trading securities	15,585	13,490
Purchases of available-for-sale securities	(5,025)	(22,080)
Proceeds from sales of available-for-sale securities	16,364	26,608
Proceeds from maturities of available-for-sale securities	16,099	15,742
Purchases of held-for-investment mortgage loans	(92,535)	(51,583)
Proceeds from sales of mortgage loans held-for-investment	1,647	454
Repayments of mortgage loans held-for-investment	233,586	175,728
(Increase) decrease in restricted cash	(6,573)	6,001
Net proceeds from dispositions of real estate owned and other recoveries	2,990	6,357
Net decrease in federal funds sold and securities purchased under agreements to resell	13,165	32,427
Derivative premiums and terminations and swap collateral, net	(1,888)	(1,262)
Changes in other assets	(8,634)	(67)
Net cash provided by investing activities	163,645	182,413
Cash flows from financing activities:
Proceeds from issuance of debt securities of consolidated trusts held by third parties	129,086	93,823
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(245,624)	(194,483)
Proceeds from issuance of other debt	437,415	342,957
Repayments of other debt	(479,494)	(414,285)
Payment of cash dividends on senior preferred stock	(5,510)	(16,824)
Changes in other liabilities	(3)	(5)
Net cash used in financing activities	(164,130)	(188,817)
Net (decrease) in cash and cash equivalents	(5,928)	4,910
Cash and cash equivalents at beginning of period	10,928	11,281
Cash and cash equivalents at end of period	$5,000	$16,191

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$45,839	$46,697
Income taxes	910	760
Non-cash investing and financing activities (Notes 4, 6 and 7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

79	Freddie Mac Form 10-Q

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
Our primary business objectives are:

•
to support U.S. homeowning and renting families by maintaining mortgage availability even when other sources of financing are scarce and providing struggling homeowners with alternatives that allow them to stay in their homes or to avoid foreclosure;

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
This adoption resulted in a reduction to both the recorded investment of mortgage loans, held-for-investment, and our allowance for loan losses of $1.9 billion on January 1, 2015. However, these additional charge-offs did not have a material impact on our comprehensive income during the nine months ended September 30, 2015, as we had already measured impairment for these loans based on collateral value in prior periods.
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
		January 1, 2015	The adoption of this amendment did not have a material effect on our consolidated financial statements.
ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860)
The amendment requires repurchase-to-maturity transactions to be accounted for as secured borrowings and requires separate accounting for a transfer of a financial asset completed contemporaneously with a repurchase agreement with the same counterparty.
		January 1, 2015	The adoption of this amendment did not have a material effect on our consolidated financial statements.
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
		January 1, 2015	The adoption of this amendment did not have a material effect on our consolidated financial statements.
Recently Issued Accounting Guidance, Not Yet Adopted Within our Consolidated Financial Statements
ASU 2015-14, Revenue from Contracts with Customers (Topic 606)	The amendment defers the effective date of ASU 2014-09 for all entities by one year.	January 1, 2018	We are evaluating the effect that the adoption of this amendment will have on our consolidated financial statements.
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)
The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
		January 1, 2016	We do not expect that the adoption of this amendment will have a material effect on our consolidated financial statements.
ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810)	The amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.	January 1, 2016	We do not expect that the adoption of this amendment will have a material effect on our consolidated financial statements.
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
Impact of Conservatorship and Related Developments on the Mortgage-Related Investments Portfolio
For purposes of the limit imposed by the Purchase Agreement, the UPB of our mortgage-related investments portfolio may not exceed $399.2 billion at December 31, 2015 and was $367.1 billion at September 30, 2015. Our 2014 Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap, or $359.3 billion, established by the Purchase Agreement (subject to certain exceptions). The annual 15% reduction in our mortgage-related investments portfolio cap will continue until it reaches $250 billion and is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.

82	Freddie Mac Form 10-Q

Government Support for our Business
We receive substantial support from Treasury and FHFA, as our Conservator and regulator, and are dependent upon their continued support in order to continue operating our business. This support includes our ability to access funds from Treasury under the Purchase Agreement, which is critical to: (a) keeping us solvent; (b) allowing us to focus on our primary business objectives under conservatorship; and (c) avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. At June 30, 2015, our assets exceeded our liabilities under GAAP; therefore FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended September 30, 2015. Since conservatorship began through September 30, 2015, we have paid cash dividends of $96.5 billion to Treasury at the direction of the Conservator.
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
VIEs for which We are the Primary Beneficiary
At September 30, 2015 and December 31, 2014, we were the primary beneficiary of, and therefore consolidated, single-family trusts with assets totaling $1.6 trillion and $1.5 trillion, respectively, as measured using the UPB of issued PCs. In addition, we concluded that we are the primary beneficiary of certain Other Guarantee Transactions, with underlying assets totaling $8.1 billion and $7.4 billion at September 30, 2015 and December 31, 2014, respectively, and consolidated them on our balance sheets.
VIEs for which We are not the Primary Beneficiary
The table below presents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs in which we have significant continuing involvement, as well as our maximum exposure to loss as a result of our involvement with these VIEs.

83	Freddie Mac Form 10-Q

Table 3.1 — Variable Interests in VIEs for which We are not the Primary Beneficiary

	September 30, 2015
	Freddie Mac Securities(1)	Other
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$—	$3
Investments in securities:
Available-for-sale, at fair value	35,577	—
Trading, at fair value	16,324	—
Accrued interest receivable	218	8
Other assets	1,117	527
Liabilities:
Derivative liabilities, net	—	(28)
Other liabilities	(1,112)	(565)
Maximum Exposure to Loss(2)	$102,527	$10,613
Total Assets of Non-Consolidated VIEs(3)	$121,143	$23,070

	December 31, 2014
	Freddie Mac Securities(1)	Other
	(in millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Restricted cash and cash equivalents	$—	$3
Investments in securities:
Available-for-sale, at fair value	39,099	—
Trading, at fair value	17,469	—
Accrued interest receivable	236	7
Other assets	914	495
Liabilities:
Derivative liabilities, net	—	(30)
Other liabilities	(1,005)	(560)
Maximum Exposure to Loss(2)	$87,529	$10,419
Total Assets of Non-Consolidated VIEs(3)	$103,253	$22,855

(1)
Freddie Mac securities include our variable interests in single-family multiclass REMICs and Other Structured Securities, multifamily Other Structured Securities, and Other Guarantee Transactions that we do not consolidate. Our maximum exposure to loss includes guaranteed UPB of assets held by the non-consolidated VIEs related to multifamily Other Structured Securities and Other Guarantee Transactions. Our maximum exposure to loss on Freddie Mac securities excludes investments in single-family multiclass REMICs and Other Structured Securities, because we already consolidate the collateral of these trusts on our consolidated balance sheets.

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

84	Freddie Mac Form 10-Q

The table below summarizes the types of mortgage loans on our consolidated balance sheets as of September 30, 2015 and December 31, 2014.
Table 4.1 — Mortgage Loans

	September 30, 2015			December 31, 2014
	Unsecuritized	Held By Consolidated Trusts	Total	Unsecuritized	Held By Consolidated Trusts	Total
	(in millions)
Single-family:
Fixed-rate
Amortizing	$94,573	$1,492,466	$1,587,039	$105,560	$1,431,872	$1,537,432
Interest-only	641	2,461	3,102	939	3,298	4,237
Total fixed-rate	95,214	1,494,927	1,590,141	106,499	1,435,170	1,541,669
Adjustable-rate
Amortizing	1,070	66,755	67,825	1,353	68,632	69,985
Interest-only	2,458	17,922	20,380	3,191	20,373	23,564
Total adjustable-rate	3,528	84,677	88,205	4,544	89,005	93,549
Other Guarantee Transactions	—	6,123	6,123	—	7,042	7,042
FHA/VA and other governmental	453	2,848	3,301	473	3,139	3,612
Total single-family	99,195	1,588,575	1,687,770	111,516	1,534,356	1,645,872
Multifamily:
Fixed-rate	42,785	1,737	44,522	43,632	524	44,156
Adjustable-rate	11,432	—	11,432	9,321	—	9,321
Other governmental	3	—	3	3	—	3
Total multifamily	54,220	1,737	55,957	52,956	524	53,480
Total UPB of mortgage loans	153,415	1,590,312	1,743,727	164,472	1,534,880	1,699,352
Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(4,611)	28,030	23,419	(3,366)	26,098	22,732
Fair value adjustments on mortgage loans held-for sale	(860)	—	(860)	257	—	257
Allowance for loan losses on mortgage loans held-for-investment	(13,368)	(3,051)	(16,419)	(18,877)	(2,884)	(21,761)
Total mortgage loans, net	$134,576	$1,615,291	$1,749,867	$142,486	$1,558,094	$1,700,580
Mortgage loans, net:
Held-for-investment	$106,723	$1,615,291	$1,722,014	$130,118	$1,558,094	$1,688,212
Held-for-sale	27,853	—	27,853	12,368	—	12,368
Total mortgage loans, net	$134,576	$1,615,291	$1,749,867	$142,486	$1,558,094	$1,700,580
During the three months ended September 30, 2015 and the three months ended September 30, 2014, we purchased $92.6 billion and $75.8 billion, respectively, in UPB of single-family mortgage loans, and $1.4 billion and $0.3 billion, respectively, in UPB of multifamily mortgage loans that were classified as held-for-investment. During the nine months ended September 30, 2015 and the nine months ended September 30, 2014, we purchased $271.6 billion and $182.2 billion, respectively, in UPB of single-family mortgage loans, and $3.2 billion and $1.6 billion, respectively, in UPB of multifamily mortgage loans that were classified as held-for-investment.
Our sales of multifamily mortgage loans occur primarily through the issuance of multifamily K Certificates, which we categorize as Other Guarantee Transactions. During the three months ended September 30, 2015 and the three months ended September 30, 2014, we sold $6.0 billion and $4.5 billion, respectively, in UPB of held-for-sale multifamily mortgage loans. During the nine months ended September 30, 2015 and the nine months ended September 30, 2014, we sold $21.2 billion and $12.9 billion, respectively, in UPB of held-for-sale multifamily mortgage loans. See “NOTE 14: FINANCIAL GUARANTEES” for more information on our issuances of Other Guarantee Transactions.
In January 2015, FHFA informed us that it would not object to our sales of additional seriously delinquent single-family mortgage loans. As a result, we reclassified $2.5 billion and $10.6 billion in UPB of mortgage loans from held-for-investment to held-for-sale during the three and nine months ended September 30, 2015, respectively. We reclassified $1.8 billion and $2.1 billion in UPB of multifamily mortgage loans from held-for-investment to held-for-sale during the three and nine months ended September 30, 2015, respectively. For information regarding the fair value of our mortgage loans classified as held-for-sale, see "NOTE 16: FAIR VALUE DISCLOSURES."

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
Table 4.2 — Recorded Investment of Single-Family Mortgage Loans, by LTV Ratio

	As of September 30, 2015				As of December 31, 2014
	Estimated Current LTV Ratio(1)				Estimated Current LTV Ratio(1)
	≤ 80	> 80 to 100	> 100(2)	Total	≤ 80	> 80 to 100	> 100(2)	Total
	(in millions)
Single-family mortgage loans:
20 and 30-year or more, amortizing fixed-rate(3)	$988,352	$251,940	$60,174	$1,300,466	$911,071	$258,126	$85,398	$1,254,595
15-year amortizing fixed-rate(3)	270,533	13,427	2,161	286,121	265,098	14,101	3,338	282,537
Adjustable-rate	60,044	5,559	347	65,950	60,463	6,701	709	67,873
Alt-A, interest-only, and option ARM	27,696	14,597	10,376	52,669	28,935	18,232	16,448	63,615
Total single-family mortgage loans	$1,346,625	$285,523	$73,058	$1,705,206	$1,265,567	$297,160	$105,893	$1,668,620

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

(2)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with estimated current LTV ratios in excess of 100% was 6.39% and 9.01% as of September 30, 2015 and December 31, 2014, respectively.

(3)
The majority of our mortgage loan modifications result in new terms that include fixed interest rates after modification. As of September 30, 2015 and December 31, 2014, we have categorized UPB of approximately $39.5 billion and $42.3 billion, respectively, of modified mortgage loans as fixed-rate mortgage loans (instead of as adjustable rate mortgage loans), even though the modified mortgage loans have rate adjustment provisions. In these cases, while the terms of the modified mortgage loans provide for the interest rate to adjust in the future, such future rates are determined at the time of modification rather than at a subsequent date.

We have discontinued our purchases of Alt-A, interest-only, and option ARM loans. For reporting purposes, mortgage loans within the Alt-A category continue to be presented in that category following modification, even though the borrower may have provided full documentation of assets and income to complete the modification, and mortgage loans within the option ARM category continue to be presented in that category following modification, even though the modified mortgage loan no longer provides for optional payment provisions.
A second-lien mortgage loan reduces the borrower’s equity in the home, and has a negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second mortgage loans. As of September 30, 2015 and December 31, 2014, based on data collected by us at mortgage loan delivery, approximately 13% and 14%, respectively, of mortgage loans in our single-family credit guarantee portfolio had second-lien financing by the originator or other third party at origination of the first mortgage loan. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. Therefore, it is likely that additional borrowers have post-origination second-lien mortgage loans.
For further information about concentrations of risk associated with our single-family and multifamily mortgage loans, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS.”
The following table presents the recorded investment in our multifamily held-for-investment mortgage loans, by credit quality indicator as of September 30, 2015 and December 31, 2014. The multifamily credit quality indicator is based on available data through the end of each period presented.

86	Freddie Mac Form 10-Q

Table 4.3 — Recorded Investment of Multifamily Mortgage Loans, by Credit Classification

	September 30, 2015	December 31, 2014
	(in millions)
Credit risk profile by internally assigned grade:(1)
Pass	$31,341	$38,518
Special mention	1,291	1,805
Substandard	595	1,030
Doubtful	—	—
Total	$33,227	$41,353

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

For information about the payment status of single-family and multifamily mortgage loans, including the amount of such mortgage loans we deem impaired, see “NOTE 5: IMPAIRED MORTGAGE LOANS.”
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
The table below presents our loan loss reserves activity.
Table 4.4 — Detail of Loan Loss Reserves

	Three Months Ended September 30,
	2015				2014
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
	Unsecuritized	Held By Consolidated Trusts		Total	Unsecuritized	Held By Consolidated Trusts		Total
	(dollars in millions)
Single-family:
Beginning balance	$14,535	$2,738	$67	$17,340	$19,956	$2,652	$100	$22,708
Provision (benefit) for credit losses	(652)	122	2	(528)	211	378	(5)	584
Charge-offs	(605)	(73)	(2)	(680)	(1,014)	(72)	(2)	(1,088)
Recoveries	174	3	—	177	184	6	—	190
Transfers, net(1)	(128)	260	(1)	131	55	137	—	192
Ending balance	$13,324	$3,050	$66	$16,440	$19,392	$3,101	$93	$22,586
Multifamily:
Beginning balance	$54	$—	$14	$68	$91	$—	$16	$107
Provision (benefit) for credit losses	(6)	—	6	—	(11)	—	1	(10)
Charge-offs	(3)	—	—	(3)	—	—	—	—
Recoveries	—	—	—	—	1	—	—	1
Transfers, net (1)	(1)	1	—	—	—	—	—	—
Ending balance	$44	$1	$20	$65	$81	$—	$17	$98
Total:
Beginning balance	$14,589	$2,738	$81	$17,408	$20,047	$2,652	$116	$22,815
Provision (benefit) for credit losses	(658)	122	8	(528)	200	378	(4)	574
Charge-offs	(608)	(73)	(2)	(683)	(1,014)	(72)	(2)	(1,088)
Recoveries	174	3	—	177	185	6	—	191
Transfers, net(1)	(129)	261	(1)	131	55	137	—	192
Ending balance	$13,368	$3,051	$86	$16,505	$19,473	$3,101	$110	$22,684

Ratio of total loan loss reserves (excluding reserves for TDR concessions) to annualized net charge-offs for single-family mortgage loans				2.9				3.1
Ratio of total loan loss reserves to annualized net charge-offs for single-family mortgage loans				8.2				6.3

87	Freddie Mac Form 10-Q

	Nine Months Ended September 30,
	2015				2014
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
	Unsecuritized	Held By Consolidated Trusts		Total	Unsecuritized	Held By Consolidated Trusts		Total
	(in millions)
Single-family:
Beginning balance	$18,800	$2,884	$109	$21,793	$21,487	$3,006	$85	$24,578
Provision (benefit) for credit losses	(2,050)	222	(36)	(1,864)	(665)	745	13	93
Charge-offs	(4,179)	(298)	(6)	(4,483)	(3,464)	(298)	(5)	(3,767)
Recoveries	535	12	—	547	848	252	—	1,100
Transfers, net(1)	218	230	(1)	447	1,186	(604)	—	582
Ending balance	$13,324	$3,050	$66	$16,440	$19,392	$3,101	$93	$22,586
Multifamily:
Beginning balance	$77	$—	$17	$94	$125	$—	$26	$151
Provision (benefit) for credit losses	(23)	—	3	(20)	(43)	—	(9)	(52)
Charge-offs	(9)	—	—	(9)	(2)	—	—	(2)
Recoveries	—	—	—	—	1	—	—	1
Transfers, net(1)	(1)	1	—	—	—	—	—	—
Ending balance	$44	$1	$20	$65	$81	$—	$17	$98
Total:
Beginning balance	$18,877	$2,884	$126	$21,887	$21,612	$3,006	$111	$24,729
Provision (benefit) for credit losses	(2,073)	222	(33)	(1,884)	(708)	745	4	41
Charge-offs	(4,188)	(298)	(6)	(4,492)	(3,466)	(298)	(5)	(3,769)
Recoveries	535	12	—	547	849	252	—	1,101
Transfers, net(1)	217	231	(1)	447	1,186	(604)	—	582
Ending balance	$13,368	$3,051	$86	$16,505	$19,473	$3,101	$110	$22,684

(1)
Includes approximately $0.1 billion and $0.2 billion during the three months ended September 30, 2015 and the three months ended September 30, 2014, respectively; and $0.4 billion and $0.6 billion during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively, attributable to capitalization of past due interest on modified mortgage loans. Also includes amounts associated with reclassified single-family reserves related to our removal of mortgage loans previously held by consolidated trusts, net of reclassifications for single-family mortgage loans subsequently resecuritized after such removal.

The table below presents our allowance for loan losses and our recorded investment in mortgage loans, held-for-investment, by impairment evaluation methodology.
Table 4.5 — Net Investment in Mortgage Loans

	September 30, 2015			December 31, 2014
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
	(in millions)
Recorded investment:
Collectively evaluated	$1,612,481	$32,659	$1,645,140	$1,568,237	$40,451	$1,608,688
Individually evaluated	92,725	568	93,293	100,383	902	101,285
Total recorded investment	1,705,206	33,227	1,738,433	1,668,620	41,353	1,709,973
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,527)	(21)	(1,548)	(3,847)	(25)	(3,872)
Individually evaluated	(14,847)	(24)	(14,871)	(17,837)	(52)	(17,889)
Total ending balance of the allowance	(16,374)	(45)	(16,419)	(21,684)	(77)	(21,761)
Net investment in mortgage loans	$1,688,832	$33,182	$1,722,014	$1,646,936	$41,276	$1,688,212
A significant number of unsecuritized single-family mortgage loans on our consolidated balance sheets are individually evaluated for impairment while substantially all single-family mortgage loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized mortgage loans represented approximately 11.1% and 12.7% of the recorded investment in such mortgage loans at September 30, 2015 and December 31, 2014, respectively, and a substantial portion of the allowance associated with these mortgage loans represented interest rate concessions provided to borrowers as part of mortgage loan modifications. The ending

88	Freddie Mac Form 10-Q

balance of the allowance for loan losses associated with mortgage loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such mortgage loans as of both September 30, 2015 and December 31, 2014.
Credit Protection and Other Forms of Credit Enhancement
In connection with many of our mortgage loans and other mortgage-related guarantees, we have credit protection in the form of primary mortgage insurance, credit risk transfer transactions, pool insurance, lender recourse and indemnification, and other forms of credit enhancements.
The table below presents the UPB of mortgage loans on our consolidated balance sheets or underlying our financial guarantees with credit protection and the maximum amounts of potential loss recovery by type of credit protection.
Table 4.6 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage(2) at
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in millions)
Single-family:
Primary mortgage insurance	$249,182	$227,495	$63,693	$57,938
Other credit protection:
STACR debt note and ACIS transactions(3)	214,902	144,272	11,906	6,657
Lender recourse and indemnifications	6,267	6,527	5,505	6,092
Pool insurance(4)	1,821	2,284	790	947
HFA indemnification	2,715	3,357	2,715	3,324
Subordination(5)	2,477	2,377	315	339
Other credit enhancements	19	20	15	18
Total	$477,383	$386,332	$84,939	$75,315
Multifamily:
K Certificates	$90,704	$75,541	$16,488	$13,576
Subordination(5)	5,252	4,724	887	796
HFA indemnification	711	772	699	699
Other credit enhancements	6,269	5,706	2,298	1,685
Total	$102,936	$86,743	$20,372	$16,756

(1)
Except for the majority of our single-family credit risk transfer transactions, our credit enhancements generally provide protection for the first, or initial, credit losses associated with the related mortgage loans. Excludes: (a) FHA/VA and other governmental mortgage loans; (b) purchased credit protection associated with $8.7 billion and $9.8 billion in UPB of single-family mortgage loans underlying Other Guarantee Transactions as of September 30, 2015 and December 31, 2014, respectively; and (c) repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite mortgage loans and service them in accordance with our standards.

(2)
Except for subordination and K Certificates, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements. For subordination and K Certificates coverage, this represents the UPB of the securities that are subordinate to our guarantee, which provide protection by absorbing first losses.

(3)
Excludes $72.6 billion and $48.3 billion in UPB at September 30, 2015 and December 31, 2014, respectively, where the related mortgage loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the outstanding balance of STACR debt notes held by third parties as well as the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

(4)	Excludes approximately $0.7 billion and $0.9 billion in UPB at September 30, 2015 and December 31, 2014, respectively, where the related mortgage loans are also covered by primary mortgage insurance.

(5)
Represents Freddie Mac issued mortgage-related securities with subordination protection, excluding multifamily K Certificates and those securities backed by state and local HFA bonds related to the HFA initiative.

Primary mortgage insurance and credit risk transfers are the most prevalent types of credit enhancements protecting our single-family credit guarantee portfolio. For information about counterparty risk associated with mortgage insurers, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Insurers.”
Our credit risk transfer transactions include STACR debt note and ACIS transactions, which provide credit enhancement by transferring a portion of credit losses on single-family mortgage loans to third party investors and insurers. The value of these transactions to us is dependent on various economic scenarios, and we will primarily benefit from these transactions if we experience significant mortgage loan defaults. We completed six and five STACR debt note transactions during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. We completed six and two ACIS transactions during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively.
We also have credit enhancements protecting our multifamily mortgage portfolio. The most prevalent type is subordination, primarily through our K Certificates. Through subordination, we mitigate our credit risk exposure by structuring our securities to sell the expected credit risk to private investors who purchase the subordinate tranches.

89	Freddie Mac Form 10-Q

We also have credit protection for certain mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these mortgage loans was $3.3 billion and $3.6 billion as of September 30, 2015 and December 31, 2014, respectively.
Non-Cash Investing and Financing Activities
We acquired $189.0 billion and $137.1 billion of mortgage loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. These guarantor swap transactions during the nine months ended September 30, 2015 included approximately $7.6 billion of mortgage loans received from sellers to satisfy advances that were recorded in other assets on our condensed consolidated balance sheets.
NOTE 5: IMPAIRED MORTGAGE LOANS
Individually Impaired Mortgage Loans
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

90	Freddie Mac Form 10-Q

Table 5.1 — Individually Impaired Mortgage Loans

	Balance at September 30, 2015				For the Three Months Ended September 30, 2015			For the Nine Months Ended September 30, 2015
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	$4,583	$3,390	N/A	$3,390	$3,415	$100	$2	$3,265	$288	$9
15-year amortizing fixed-rate	45	37	N/A	37	38	2	—	42	6	—
Adjustable-rate	137	133	N/A	133	135	1	—	84	2	—
Alt-A, interest-only, and option ARM	1,158	840	N/A	840	844	20	—	781	59	2
Total with no specific allowance recorded	5,923	4,400	N/A	4,400	4,432	123	2	4,172	355	11
With specific allowance recorded:(3)
20 and 30-year or more, amortizing fixed-rate	74,152	72,351	$(11,882)	60,469	72,585	627	67	74,209	1,898	242
15-year amortizing fixed-rate	1,001	1,004	(22)	982	989	11	2	1,056	35	8
Adjustable-rate	591	585	(32)	553	579	4	1	676	14	3
Alt-A, interest-only, and option ARM	14,959	14,385	(2,911)	11,474	14,509	100	11	15,201	305	44
Total with specific allowance recorded	90,703	88,325	(14,847)	73,478	88,662	742	81	91,142	2,252	297
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	78,735	75,741	(11,882)	63,859	76,000	727	69	77,474	2,186	251
15-year amortizing fixed-rate	1,046	1,041	(22)	1,019	1,027	13	2	1,098	41	8
Adjustable-rate	728	718	(32)	686	714	5	1	760	16	3
Alt-A, interest-only, and option ARM	16,117	15,225	(2,911)	12,314	15,353	120	11	15,982	364	46
Total single-family	$96,626	$92,725	$(14,847)	$77,878	$93,094	$865	$83	$95,314	$2,607	$308
Multifamily —
With no specific allowance recorded(4)	$399	$391	N/A	$391	$423	$6	$3	$635	$20	$7
With specific allowance recorded	182	177	$(24)	153	197	2	1	261	7	5
Total multifamily	$581	$568	$(24)	$544	$620	$8	$4	$896	$27	$12
Total single-family and multifamily	$97,207	$93,293	$(14,871)	$78,422	$93,714	$873	$87	$96,210	$2,634	$320

91	Freddie Mac Form 10-Q

	Balance at December 31, 2014				For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
	(in millions)
Single-family —
With no specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	$6,041	$4,007	N/A	$4,007	$3,941	$105	$12	$3,618	$277	$27
15-year amortizing fixed-rate	63	44	N/A	44	45	3	—	37	7	1
Adjustable rate	27	22	N/A	22	22	—	—	15	1	—
Alt-A, interest-only, and option ARM	1,717	1,168	N/A	1,168	1,151	22	2	1,119	60	4
Total with no specific allowance recorded	7,848	5,241	N/A	5,241	5,159	130	14	4,789	345	32
With specific allowance recorded:(3)
20 and 30-year or more, amortizing fixed-rate	77,798	76,708	$(14,051)	62,657	76,001	588	82	75,562	1,760	213
15-year amortizing fixed-rate	1,226	1,233	(40)	1,193	1,225	13	3	1,255	41	7
Adjustable rate	868	866	(65)	801	857	5	2	891	17	4
Alt-A, interest-only, and option ARM	16,734	16,335	(3,681)	12,654	16,410	95	19	16,531	286	46
Total with specific allowance recorded	96,626	95,142	(17,837)	77,305	94,493	701	106	94,239	2,104	270
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	83,839	80,715	(14,051)	66,664	79,942	693	94	79,180	2,037	240
15-year amortizing fixed-rate	1,289	1,277	(40)	1,237	1,270	16	3	1,292	48	8
Adjustable rate	895	888	(65)	823	879	5	2	906	18	4
Alt-A, interest-only, and option ARM	18,451	17,503	(3,681)	13,822	17,561	117	21	17,650	346	50
Total single-family	$104,474	$100,383	$(17,837)	$82,546	$99,652	$831	$120	$99,028	$2,449	$302
Multifamily —
With no specific allowance recorded(4)	$440	$431	N/A	$431	$526	$8	$2	$656	$24	$7
With specific allowance recorded	480	471	$(52)	419	474	6	4	521	19	13
Total multifamily	$920	$902	$(52)	$850	$1,000	$14	$6	$1,177	$43	$20
Total single-family and multifamily	$105,394	$101,285	$(17,889)	$83,396	$100,652	$845	$126	$100,205	$2,492	$322

(1)	Consists of income recognized during the period related to mortgage loans on non-accrual status.

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

Mortgage Loan Performance
The table below presents the recorded investment of our single-family and multifamily mortgage loans, held-for-investment, by payment status.
Table 5.2 — Payment Status of Mortgage Loans

	September 30, 2015
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
	(in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,265,447	$16,770	$5,151	$13,098	$1,300,466	$13,095
15-year amortizing fixed-rate	284,626	965	185	345	286,121	345
Adjustable-rate	65,206	393	94	257	65,950	257
Alt-A, interest-only, and option ARM	47,027	2,098	777	2,767	52,669	2,765
Total single-family	1,662,306	20,226	6,207	16,467	1,705,206	16,462
Total multifamily	33,227	—	—	—	33,227	242
Total single-family and multifamily	$1,695,533	$20,226	$6,207	$16,467	$1,738,433	$16,704

	December 31, 2014
	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
	(in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,207,826	$17,516	$5,817	$23,436	$1,254,595	$23,433
15-year amortizing fixed-rate	280,629	1,010	216	682	282,537	682
Adjustable-rate	66,737	406	118	612	67,873	612
Alt-A, interest-only, and option ARM	53,251	2,368	948	7,048	63,615	7,045
Total single-family	1,608,443	21,300	7,099	31,778	1,668,620	31,772
Total multifamily	41,335	7	11	—	41,353	385
Total single-family and multifamily	$1,649,778	$21,307	$7,110	$31,778	$1,709,973	$32,157

(1)	Includes $7.5 billion and $17.9 billion of mortgage loans that were in the process of foreclosure as of September 30, 2015 and December 31, 2014, respectively.
The table below summarizes the delinquency rates of mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

93	Freddie Mac Form 10-Q

Table 5.3 — Delinquency Rates

	September 30, 2015	December 31, 2014
Single-family:(1)
Non-credit-enhanced portfolio
Serious delinquency rate	1.36%	1.74%
Total number of seriously delinquent mortgage loans	111,964	150,300
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	2.26%	3.10%
Total number of seriously delinquent mortgage loans	29,805	38,595
Other credit protection:(3)
Serious delinquency rate	0.67%	1.21%
Total number of seriously delinquent mortgage loans	9,762	12,175
Total single-family:
Serious delinquency rate	1.41%	1.88%
Total number of seriously delinquent mortgage loans	150,564	200,069
Multifamily:(4)
Non-credit-enhanced portfolio:
Delinquency rate	—%	0.02%
UPB of delinquent mortgage loans (in millions)	$—	$11
Credit-enhanced portfolio:
Delinquency rate	0.02%	0.05%
UPB of delinquent mortgage loans (in millions)	$21	$44
Total Multifamily:
Delinquency rate	0.01%	0.04%
UPB of delinquent mortgage loans (in millions)	$21	$55

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

Troubled Debt Restructurings
Single-Family TDRs
During both the three and nine months ended September 30, 2015, approximately 43% of completed single-family mortgage loan modifications that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions, and approximately 16% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During the three and nine months ended September 30, 2015, the average term extension was 185 months and 191 months, respectively, and the average interest rate reduction was 0.9% in both periods on completed single-family mortgage loan modifications classified as TDRs.
TDR Activity and Performance
The table below presents the volume of single-family and multifamily mortgage loans that were newly classified as TDRs during the periods presented, based on the original category of the mortgage loan before the mortgage loan was classified as a TDR. A mortgage loan classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the mortgage loan would already have been classified as a TDR.

94	Freddie Mac Form 10-Q

Table 5.4 — TDR Activity, by Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Number of Mortgage Loans	Post-TDR Recorded Investment	Number of Mortgage Loans	Post-TDR Recorded Investment	Number of Mortgage Loans	Post-TDR Recorded Investment	Number of Mortgage Loans	Post-TDR Recorded Investment
	(dollars in millions)
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	10,899	$1,530	17,194	$2,518	35,922	$5,121	52,356	$7,863
15-year amortizing fixed-rate	1,428	102	1,931	139	4,483	327	5,278	394
Adjustable-rate	293	42	397	61	1,026	150	1,336	207
Alt-A, interest-only, and option ARM	941	167	2,070	418	3,455	642	7,206	1,472
Total Single-family	13,561	1,841	21,592	3,136	44,886	6,240	66,176	9,936
Multifamily	—	—	—	—	1	30	1	10
Total	13,561	$1,841	21,592	$3,136	44,887	$6,270	66,177	$9,946

(1)
The pre-TDR recorded investment for single-family mortgage loans initially classified as TDR during the three and nine months ended September 30, 2015 was $1.8 billion and $6.2 billion, respectively, compared to $3.1 billion and $9.9 billion during the three and nine months ended September 30, 2014, respectively.

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., mortgage loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents mortgage loans based on their original product category before modification and excludes mortgage loans subject to other loss mitigation activity. Substantially all of our completed single-family mortgage loan modifications classified as a TDR during the nine months ended September 30, 2015 resulted in a modified loan with a fixed interest rate. However, many of these fixed-rate mortgage loans include provisions for the reduced interest rates to remain fixed for the first five years of the modification and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification.
Table 5.5 — Payment Defaults of Completed TDR Modifications, by Segment(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Number of Mortgage Loans	Post-TDR Recorded Investment(2)	Number of Mortgage Loans	Post-TDR Recorded Investment(2)	Number of Mortgage Loans	Post-TDR Recorded Investment(2)	Number of Mortgage Loans	Post-TDR Recorded Investment(2)
	(dollars in millions)
Single-family:
20 and 30-year or more, amortizing fixed-rate	4,919	$787	5,190	$922	13,692	$2,278	13,814	$2,483
15-year amortizing fixed-rate	227	17	170	16	664	54	461	45
Adjustable-rate	93	15	88	15	243	41	250	46
Alt-A, interest-only, and option ARM	506	109	604	138	1,464	337	1,778	428
Total single-family	5,745	$928	6,052	$1,091	16,063	$2,710	16,303	$3,002
Multifamily	—	$—	—	$—	—	$—	—	$—

(1)	Represents TDR mortgage loans that experienced a payment default during the period and had completed a modification during the year preceding the payment default.

(2)	Represents the recorded investment at the end of the period in which the mortgage loan was modified and does not represent the recorded investment as of September 30.
In addition to modifications, mortgage loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or modification trial periods). During the nine months ended September 30, 2015 and the nine months ended September 30, 2014, 7,280 and 6,779, respectively, of such mortgage loans (with a post-TDR recorded investment of $0.9 billion and $1.0 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.
Mortgage loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the mortgage loan was not already classified as a TDR for other reasons). During the nine months ended September 30, 2015 and the nine months ended September 30, 2014, 1,821 and 3,027, respectively, of such mortgage loans

95	Freddie Mac Form 10-Q

(with a post-TDR recorded investment of $0.2 billion and $0.5 billion, respectively) experienced a payment default within a year after the borrowers' bankruptcy.
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
Table 6.1 — REO

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance — REO	$2,034	$3,696	$2,684	$4,602
Additions	524	815	1,769	3,293
Dispositions	(696)	(1,475)	(2,591)	(4,859)
Ending balance — REO	1,862	3,036	1,862	3,036
Beginning balance, valuation allowance	(56)	(19)	(126)	(51)
Change in valuation allowance	(11)	(106)	59	(74)
Ending balance, valuation allowance	(67)	(125)	(67)	(125)
Ending balance — REO, net	$1,795	$2,911	$1,795	$2,911
The REO balance, net associated with single-family properties was $1.8 billion and $2.6 billion at September 30, 2015 and December 31, 2014, respectively, and the balance associated with multifamily properties was $8 million and $0 at September 30, 2015 and December 31, 2014, respectively. Our single-family REO inventory consisted of 17,780 properties and 25,768 properties at September 30, 2015 and December 31, 2014, respectively.
Non-Cash Investing and Financing Activities
REO property acquisitions as a result of the derecognition of mortgage loans held on our condensed consolidated balance sheets upon foreclosure of the underlying collateral or deed in lieu of foreclosure represent non-cash transfers. During the nine months ended September 30, 2015 and the nine months ended September 30, 2014, we had transfers of $1.6 billion and $3.1 billion, respectively, from mortgage loans to REO.
NOTE 7: INVESTMENTS IN SECURITIES
The table below summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type. At September 30, 2015 and December 31, 2014, all available-for-sale securities were mortgage-related securities.

96	Freddie Mac Form 10-Q

Table 7.1 — Available-For-Sale Securities

			Gross Unrealized Losses
September 30, 2015	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
	(in millions)
Available-for-sale securities:
Freddie Mac	$34,130	$1,480	$—	$(33)	$35,577
Fannie Mae	7,544	313	—	(21)	7,836
Ginnie Mae	159	14	—	—	173
CMBS	13,907	669	—	—	14,576
Subprime	13,501	702	(321)	(73)	13,809
Option ARM	3,630	326	(68)	(6)	3,882
Alt-A and other	3,158	513	(20)	(5)	3,646
Obligations of states and political subdivisions	1,458	23	—	(1)	1,480
Manufactured housing	504	91	(1)	—	594
Total available-for-sale securities	$77,991	$4,131	$(410)	$(139)	$81,573

December 31, 2014
Available-for-sale securities:
Freddie Mac	$37,710	$1,435	$—	$(46)	$39,099
Fannie Mae	10,860	463	—	(10)	11,313
Ginnie Mae	183	16	—	—	199
CMBS	20,988	890	(2)	(54)	21,822
Subprime	20,210	989	(518)	(92)	20,589
Option ARM	5,460	372	(179)	(4)	5,649
Alt-A and other	4,500	578	(29)	(6)	5,043
Obligations of states and political subdivisions	2,166	34	—	(2)	2,198
Manufactured housing	556	84	(2)	—	638
Total available-for-sale securities	$102,633	$4,861	$(730)	$(214)	$106,550

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.
Available-For-Sale Securities in a Gross Unrealized Loss Position
The table below shows the fair value of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position less than 12 months, or 12 months or greater.

97	Freddie Mac Form 10-Q

Table 7.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months		12 Months or Greater
September 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Available-for-sale securities:
Freddie Mac	$2,547	$(8)	$1,188	$(25)
Fannie Mae	3,183	(19)	335	(2)
Ginnie Mae	—	—	58	—
CMBS	175	—	152	—
Subprime	1,767	(18)	4,607	(376)
Option ARM	348	(7)	691	(67)
Alt-A and other	128	(1)	379	(24)
Obligations of states and political subdivisions	9	—	12	(1)
Manufactured housing	—	—	14	(1)
Total available-for-sale securities in a gross unrealized loss position	$8,157	$(53)	$7,436	$(496)

December 31, 2014
Available-for-sale securities:
Freddie Mac	$2,531	$(14)	$936	$(32)
Fannie Mae	2,693	(9)	5	(1)
Ginnie Mae	66	—	—	—
CMBS	184	(5)	1,149	(51)
Subprime	286	(3)	6,533	(607)
Option ARM	77	—	1,490	(183)
Alt-A and other	185	(5)	499	(30)
Obligations of states and political subdivisions	48	—	28	(2)
Manufactured housing	42	—	15	(2)
Total available-for-sale securities in a gross unrealized loss position	$6,112	$(36)	$10,655	$(908)
At September 30, 2015, total gross unrealized losses on available-for-sale securities were $0.5 billion. The gross unrealized losses relate to 332 individual lots representing 299 separate securities. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for an individual security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.
Impairment Recognition on Investments in Securities
The table below presents the modeled attributes, including default rates, prepayment rates, and severities, without regard to subordination, that are used to determine whether our interests in certain available-for-sale non-agency mortgage-related securities will experience a cash shortfall.
Table 7.3 — Significant Modeled Attributes for Certain Available-For-Sale Non-Agency Mortgage-Related Securities

	September 30, 2015
	Subprime	Option ARM	Alt-A
	(dollars in millions)

UPB	$18,539	$5,604	$3,066
Weighted average collateral defaults(1)	44%	28%	23%
Weighted average collateral severities(2)	65%	62%	48%
Weighted average voluntary prepayment rates(3)	3%	9%	10%
Average credit enhancements(4)	7%	(1)%	1%

(1)	The expected cumulative default rate is expressed as a percentage of the current collateral UPB.

(2)	The expected average loss given default is calculated as the ratio of cumulative loss over cumulative default for each security.

(3)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.

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

98	Freddie Mac Form 10-Q

Other-Than-Temporary Impairments on Available-for-Sale Securities
The table below summarizes our net impairment of available-for-sale securities recognized in earnings by security type.
Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Available-for-sale securities:(1)
CMBS	$—	$—	$(29)	$—
Subprime	(34)	(125)	(123)	(582)
Option ARM	(19)	(39)	(88)	(72)
Alt-A and other	(1)	(2)	(5)	(33)
Total net impairment of available-for-sale securities recognized in earnings	$(54)	$(166)	$(245)	$(687)

(1)
Includes $38 million and $203 million of other-than-temporary impairments recognized in earnings during the three and nine months ended September 30, 2015, respectively, compared to $132 million and $598 million during the three and nine months ended September 30, 2014, respectively, as we had the intent to sell the related securities before recovery of their amortized cost basis.

The table below presents the changes in the unrealized credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities that we have written down for other-than-temporary impairment and for which the credit component of the loss has been recognized in earnings.
Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$5,679	$11,118	$6,798	$14,463
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	16	34	42	89
Reductions:
Amounts related to securities which were sold, written off, or matured	(21)	(807)	(108)	(1,141)
Amounts for which we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis	(60)	(1,949)	(951)	(4,736)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(79)	(110)	(246)	(389)
Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings(1)	$5,535	$8,286	$5,535	$8,286

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
Realized Gains and Losses on Sales of Available-For-Sale Securities
The table below illustrates the gross realized gains and gross realized losses from the sale of available-for-sale securities.
Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Gross realized gains	$324	$273	$1,177	$1,394
Gross realized losses	(12)	(166)	(23)	(182)
Net realized gains (losses)	$312	$107	$1,154	$1,212

Maturities of Available-For-Sale Securities
The table below summarizes the remaining contractual maturities of available-for-sale securities.

99	Freddie Mac Form 10-Q

Table 7.7 — Contractual Maturities of Available-For-Sale Securities

	As of September 30, 2015
					After One Year Through Five Years		After Five Years Through Ten Years
	Total Amortized Cost	Total Fair Value	One Year or Less						After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(in millions)
Available-for-sale securities:
Freddie Mac	$34,130	$35,577	$—	$—	$79	$79	$730	$731	$33,321	$34,767
Fannie Mae	7,544	7,836	3	3	19	20	80	90	7,442	7,723
Ginnie Mae	159	173	—	—	2	2	20	24	137	147
CMBS	13,907	14,576	—	—	315	325	8	8	13,584	14,243
Subprime	13,501	13,809	—	—	—	—	—	—	13,501	13,809
Option ARM	3,630	3,882	—	—	—	—	—	—	3,630	3,882
Alt-A and other	3,158	3,646	1	1	16	16	7	8	3,134	3,621
Obligations of states and political subdivisions	1,458	1,480	—	—	34	36	65	68	1,359	1,376
Manufactured housing	504	594	—	—	1	—	7	10	496	584
Total available-for-sale securities	$77,991	$81,573	$4	$4	$466	$478	$917	$939	$76,604	$80,152

Trading Securities
The table below summarizes the estimated fair values by major security type for trading securities. Our trading securities mainly consist of Treasury securities, agency fixed-rate and variable-rate pass-through mortgage-related securities, and agency REMICs, including inverse floating rate, interest-only and principal-only securities.
Table 7.8 — Trading Securities

	September 30, 2015	December 31, 2014
	(in millions)
Mortgage-related securities:
Freddie Mac	$16,324	$17,469
Fannie Mae	6,887	6,099
Ginnie Mae	290	16
Other	147	171
Total mortgage-related securities	23,648	23,755
U.S. Treasury securities	12,158	6,682
Total fair value of trading securities	$35,806	$30,437

As of September 30, 2015, our agency securities classified as trading were generally in an unrealized gain position and therefore we expect to recognize losses on these securities as they approach maturity and move closer to par.
During the three and nine months ended September 30, 2015, we recorded net unrealized gains (losses) on trading securities held at those dates of $(63) million and $(349) million, respectively. During the three and nine months ended September 30, 2014, we recorded net unrealized gains (losses) on trading securities held at those dates of $(142) million and $(141) million, respectively.
Non-Cash Investing and Financing Activities
From time to time, we contribute PCs, single-class REMICs and Other Structured Securities held in our mortgage-related investments portfolio to non-consolidated multiclass REMIC and Other Structured Securities trusts in exchange for beneficial interests in those same multiclass REMIC and Other Structured Securities trusts. We account for this type of transaction as the acquisition of investment securities and the issuance of debt securities of consolidated trusts. During the nine months ended September 30, 2015 and September 30, 2014, we received investment securities as consideration for the issuance of debt securities of consolidated trusts of $0.0 billion and $1.2 billion respectively.
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

100	Freddie Mac Form 10-Q

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
Our debt cap under the Purchase Agreement is $563.6 billion in 2015 and will decline to $479.0 billion on January 1, 2016. As of September 30, 2015, our aggregate indebtedness was $411.8 billion. Our aggregate indebtedness is calculated as the par value of other short- and long-term debt.
In the tables below, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instruments classified as other debt.
Other Debt
The table below summarizes the balances and effective interest rates for other debt. We had no balances in securities sold under agreements to repurchase at either September 30, 2015 or December 31, 2014.
Table 8.1 — Other Debt

	September 30, 2015			December 31, 2014
	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
	(dollars in millions)
Other short-term debt:
Reference Bills® securities and other discount notes	$104,484	$104,435	0.18%	$134,670	$134,619	0.12%
Medium-term notes	7,845	7,845	0.17	—	—	—
Total other short-term debt	$112,329	$112,280	0.18	$134,670	$134,619	0.12
Other long-term debt:
Original maturities on or before December 31,
2015	$13,026	$13,025	1.73%	$58,841	$58,830	1.62%
2016	59,500	59,599	2.11	72,504	72,696	1.88
2017	83,610	83,756	1.58	77,482	77,489	1.78
2018	46,224	46,250	1.53	30,850	30,823	1.67
2019	28,615	28,540	1.88	30,671	30,570	1.97
Thereafter	68,501	64,831	3.11	49,011	45,042	3.42
Total other long-term debt(3)	299,476	296,001	2.05	319,359	315,450	2.02
Total other debt	$411,805	$408,281		$454,029	$450,069

(1)
Represents par value, net of associated discounts or premiums, and hedge-related basis adjustments. Includes $7.4 billion and $5.8 billion at September 30, 2015 and December 31, 2014, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)
Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs, and hedge-related basis adjustments.

(3)
Balance, net for other long-term debt includes callable debt of $101.1 billion and $106.3 billion at September 30, 2015 and December 31, 2014, respectively, which gives us the option to call or not call debt for a variety of reasons that include managing the composition of liabilities or economic reasons.

Debt Securities of Consolidated Trusts Held by Third Parties
Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Debt securities of consolidated trusts held by third parties are prepayable as the loans that collateralize the debt may prepay without penalty at any time.
The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying mortgage product type.

101	Freddie Mac Form 10-Q

Table 8.2 — Debt Securities of Consolidated Trusts Held by Third Parties

	September 30, 2015				December 31, 2014
	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)
	(dollars in millions)				(dollars in millions)
Single-family:
30-year or more, fixed-rate(2)	2015 - 2053	$1,071,730	$1,103,502	3.91%	2015 - 2053	$1,018,357	$1,047,302	4.04%
20-year fixed-rate	2015 - 2035	73,369	75,611	3.63	2015 - 2035	71,545	73,764	3.74
15-year fixed-rate	2015 - 2030	271,722	278,285	3.03	2015 - 2030	266,117	272,538	3.13
Adjustable-rate	2015 - 2047	62,327	63,735	2.60	2015 - 2047	65,082	66,518	2.62
Interest-only	2026 - 2041	14,967	15,028	3.16	2026 - 2041	17,474	17,524	3.29
FHA/VA	2016 - 2044	1,040	1,060	5.39	2015 - 2044	1,226	1,250	5.42
Total single-family		1,495,155	1,537,221			1,439,801	1,478,896
Multifamily(2)	2017 - 2028	1,737	1,887	4.78	2017 - 2019	524	577	4.93
Total debt securities of consolidated trusts held by third parties		$1,496,892	$1,539,108			$1,440,325	$1,479,473

(1)	The effective rate for debt securities of consolidated trusts held by third parties was 3.01% and 3.19% as of September 30, 2015 and December 31, 2014, respectively.

(2)	Carrying amount includes securities recorded at fair value.
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

102	Freddie Mac Form 10-Q

Derivative Assets and Liabilities at Fair Value
The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.
Table 9.1 — Derivative Assets and Liabilities at Fair Value

	September 30, 2015			December 31, 2014
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions)
Total derivative portfolio
Interest-rate swaps:
Receive-fixed	$210,020	$5,605	$(21)	$205,219	$5,243	$(487)
Pay-fixed	213,522	22	(14,829)	213,325	408	(12,829)
Basis (floating to floating)	300	2	—	300	2	—
Total interest-rate swaps	423,842	5,629	(14,850)	418,844	5,653	(13,316)
Option-based:
Call swaptions
Purchased	50,375	3,693	—	56,390	3,315	—
Written	3,875	—	(130)	10,660	—	(90)
Put Swaptions
Purchased	17,800	335	—	22,125	179	—
Written	8,775	—	(13)	3,560	—	(9)
Other option-based derivatives(1)	12,610	813	—	19,733	730	(28)
Total option-based	93,435	4,841	(143)	112,468	4,224	(127)
Futures	65,000	—	—	40,263	—	—
Commitments	53,625	103	(178)	27,054	40	(79)
Credit derivatives	4,714	19	(10)	5,207	27	(11)
Swap guarantee derivatives	3,081	—	(25)	3,204	—	(27)
Total derivatives not designated as hedging instruments	643,697	10,592	(15,206)	607,040	9,944	(13,560)
Derivative interest receivable (payable)		822	(1,429)		817	(1,500)
Netting adjustments(2)		(10,809)	14,965		(9,939)	13,097
Total derivative portfolio, net	$643,697	$605	$(1,670)	$607,040	$822	$(1,963)

(1)	Primarily includes purchased interest-rate caps and floors and options on Treasury futures.

(2)	Represents counterparty netting and cash collateral netting. Net cash collateral posted was $4.2 billion and $3.2 billion at September 30, 2015 and December 31, 2014, respectively.
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

103	Freddie Mac Form 10-Q

Table 9.2 — Gains and Losses on Derivatives

	Derivative Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest-rate swaps:
Receive-fixed	$1,845	$(751)	$1,563	$2,300
Pay-fixed	(6,538)	568	(4,076)	(5,804)
Basis (floating to floating)	—	(1)	(1)	(1)
Total interest-rate swaps	(4,693)	(184)	(2,514)	(3,505)
Option based:
Call swaptions
Purchased	1,293	99	795	1,172
Written	(49)	7	(40)	(145)
Put swaptions
Purchased	(259)	(41)	(194)	(817)
Written	47	—	70	—
Other option-based derivatives(1)	139	13	91	134
Total option-based	1,171	78	722	344
Futures	(2)	(3)	(13)	(43)
Commitments	(114)	100	40	296
Credit derivatives	2	19	(36)	(9)
Swap guarantee derivatives	1	1	5	6
Other	(1)	(1)	(5)	(9)
Subtotal	(3,636)	10	(1,801)	(2,920)
Accrual of periodic settlements:
Receive-fixed interest-rate swaps	647	726	1,948	2,343
Pay-fixed interest-rate swaps	(1,183)	(1,354)	(3,588)	(4,319)
Other	—	1	1	2
Total accrual of periodic settlements	(536)	(627)	(1,639)	(1,974)
Total	$(4,172)	$(617)	$(3,440)	$(4,894)

(1)	Primarily includes purchased interest-rate caps and floors and options on Treasury futures.
Hedge Designation of Derivatives
As of September 30, 2015 and December 31, 2014, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. See “NOTE 11: STOCKHOLDERS’ EQUITY — Accumulated Other Comprehensive Income — Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges” for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
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
Collateral posted by a derivative counterparty is typically in the form of cash, although U.S. Treasury securities and Freddie Mac mortgage-related securities may also be posted. In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or to sell the collateral and transfer the proceeds to us. As of September 30, 2015 and December 31, 2014, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
Our net uncollateralized exposure to derivative counterparties for OTC interest-rate swap and option-based derivatives was $41 million and $174 million as of September 30, 2015 and December 31, 2014, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on September 30, 2015, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $41 million. Three counterparties each accounted for greater than 10% and collectively accounted for 88% of our net uncollateralized exposure to derivative counterparties, excluding cleared and exchange-traded derivatives, commitments, swap guarantee derivatives, certain written options, and certain credit derivatives as of September 30, 2015. All three of these counterparties, JP Morgan Chase Bank, N.A., Societe Generale, and Barclays Bank PLC, were rated “A-” or above using the lower of S&P’s or Moody’s rating stated in terms of the S&P equivalent as of September 30, 2015.
Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to the central clearing requirement. We post initial and variation margin in connection with our cleared and exchange-traded derivatives. Our exposure to cleared and exchange-traded derivatives was $154 million and $128 million as of September 30, 2015 and December 31, 2014, respectively, which includes consideration of the cash collateral that has been posted for initial and variation margin. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “— Collateral Pledged.”
The table below displays information related to derivatives and securities purchased under agreements to resell on our consolidated balance sheets.

105	Freddie Mac Form 10-Q

Table 10.1 — Offsetting of Financial Assets and Liabilities

	September 30, 2015
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate swaps and option-based derivatives	$9,390	$(9,061)	$329	$(288)	$41
Cleared and exchange-traded derivatives	1,902	(1,748)	154	—	154
Other	122	—	122	—	122
Total derivatives	11,414	(10,809)	605	(288)	317
Securities purchased under agreements to resell	38,738	—	38,738	(38,738)	—
Total	$50,152	$(10,809)	$39,343	$(39,026)	$317
Liabilities:
Derivatives:
Over-the-counter interest-rate swaps and option-based derivatives	$(10,254)	$8,798	$(1,456)	$1,411	$(45)
Cleared and exchange-traded derivatives	(6,168)	6,167	(1)	—	(1)
Other	(213)	—	(213)	—	(213)
Total	$(16,635)	$14,965	$(1,670)	$1,411	$(259)

	December 31, 2014
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
	(in millions)
Assets:
Derivatives:
Over-the-counter interest-rate and option-based derivatives	$10,315	$(9,688)	$627	$(453)	$174
Cleared and exchange-traded derivatives	379	(251)	128	—	128
Other	67	—	67	—	67
Total derivatives	10,761	(9,939)	822	(453)	369
Securities purchased under agreements to resell	51,903	—	51,903	(51,903)	—
Total	$62,664	$(9,939)	$52,725	$(52,356)	$369
Liabilities:
Derivatives:
Over-the-counter interest-rate and option-based derivatives	$(10,666)	$8,845	$(1,821)	$1,743	$(78)
Cleared and exchange-traded derivatives	(4,277)	4,252	(25)	—	(25)
Other	(117)	—	(117)	—	(117)
Total	$(15,060)	$13,097	$(1,963)	$1,743	$(220)

(1)	For derivatives, includes cash collateral posted or held in excess of exposure.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us with an aggregate fair value of $2.8 billion and $2.3 billion as of September 30, 2015 and December 31, 2014, respectively.

Collateral Pledged
Collateral Pledged to Freddie Mac
We had cash and cash equivalents pledged to us related to OTC derivative instruments of $1.2 billion and $2.1 billion as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, we had $288 million and $453 million, respectively, of collateral in the form of securities pledged to and held by us related to OTC derivative instruments. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. In addition, we had $1 million and $0 million of cash pledged to us related to cleared derivatives as of September 30, 2015 and December 31, 2014, respectively.
Also, as of September 30, 2015 and December 31, 2014, we had $176 million and $0 million, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From

106	Freddie Mac Form 10-Q

time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase mortgage loans sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.
We did not hold any federal funds sold as of September 30, 2015 and December 31, 2014.
Collateral Pledged by Freddie Mac
We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The amount of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating.
The aggregate fair value of all OTC derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2015, was $2.4 billion for which we posted cash and non-cash collateral of $2.4 billion in the normal course of business. Since we were fully collateralized as of September 30, 2015, we would not have been required to post additional collateral on that day if the credit-risk-related contingent features underlying these agreements were triggered.
We also execute forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes and utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization. In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we could be subject to the loss of any or all of the margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed that amount, as members are generally required to guarantee the performance of other members on a pro rata basis. It is difficult to estimate our maximum exposure under these transactions, as this would require an assessment of transactions that we and other members of the MBSD/FICC may execute in the future.
The table below summarizes all securities pledged as collateral by us, including assets that the secured party may repledge.
Table 10.2 — Collateral in the Form of Securities Pledged

	September 30, 2015	December 31, 2014
	(in millions)
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$1,832	$2,539
Available-for-sale securities	—	9
Trading securities	2,455	1,884
Total securities pledged	$4,287	$4,432

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge
As of September 30, 2015, we pledged securities with the ability of the secured party to repledge of $4.3 billion in connection with derivatives and securities transactions.
As of December 31, 2014, we pledged securities with the ability of the secured party to repledge of $4.4 billion in connection with derivatives and securities transactions.
Cash Pledged
As of September 30, 2015, we pledged $5.7 billion of collateral in the form of cash and cash equivalents, of which $1.0 billion related to our OTC derivative agreements as we had $2.4 billion of such derivatives in a net loss position. The remaining $4.7 billion of cash and cash equivalents was posted at clearing members or clearinghouses in connection with derivatives and securities transactions as of September 30, 2015.
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

107	Freddie Mac Form 10-Q

Table 11.1 — Changes in AOCI by Component, Net of Tax

	Nine Months Ended September 30, 2015
	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$2,546	$(803)	$(13)	$1,730
Other comprehensive income before reclassifications(1)	373	—	27	400
Amounts reclassified from accumulated other comprehensive income	(591)	132	(1)	(460)
Changes in AOCI by component	(218)	132	26	(60)
Ending balance	$2,328	$(671)	$13	$1,670

	Nine Months Ended September 30, 2014
	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
	(in millions)
Beginning balance	$962	$(1,000)	$32	$(6)
Other comprehensive income before reclassifications(1)	1,903	—	1	1,904
Amounts reclassified from accumulated other comprehensive income	(341)	151	(2)	(192)
Changes in AOCI by component	1,562	151	(1)	1,712
Ending balance	$2,524	$(849)	$31	$1,706

(1)
For the nine months ended September 30, 2015 and the nine months ended September 30, 2014, net of tax expense of $0.2 billion and $1.0 billion, respectively, for AOCI related to available-for-sale securities.

Reclassifications from AOCI to Net Income
The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.
Table 11.2 — Reclassifications from AOCI to Net Income

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Comprehensive Income
	2015	2014	2015	2014
	(in millions)
AOCI related to available-for-sale securities
	$312	$107	$1,154	$1,212	Other gains (losses) on investment securities recognized in earnings
	(54)	(166)	(245)	(687)	Net impairment of available-for-sale securities recognized in earnings
	258	(59)	909	525	Total before tax
	(89)	21	(318)	(184)	Tax (expense) or benefit
	169	(38)	591	341	Net of tax
AOCI related to cash flow hedge relationships
	—	(1)	(1)	(2)	Interest expense — Other debt
	(53)	(75)	(176)	(230)	Expense related to derivatives
	(53)	(76)	(177)	(232)	Total before tax
	18	26	45	81	Tax (expense) or benefit
	(35)	(50)	(132)	(151)	Net of tax
AOCI related to defined benefit plans
	1	1	1	3	Salaries and employee benefits
	—	—	—	(1)	Tax (expense) or benefit
	1	1	1	2	Net of tax
Total reclassifications in the period	$135	$(87)	$460	$192	Net of tax

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges
As shown in “Table 11.1 — Changes in AOCI by Component, Net of Tax,” the total AOCI related to derivatives designated as cash flow hedges was a loss of $0.7 billion and $0.8 billion at September 30, 2015 and September 30, 2014, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that

108	Freddie Mac Form 10-Q

have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $146 million, net of taxes, of the $0.7 billion of cash flow hedge losses in AOCI at September 30, 2015 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 18 years.
Senior Preferred Stock
No cash was received from Treasury under the Purchase Agreement during the three months ended September 30, 2015, because we had positive net worth at June 30, 2015 and, consequently, FHFA did not request a draw on our behalf. At September 30, 2015, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Our quarterly senior preferred stock dividend is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds the applicable Capital Reserve Amount, which was established at $3 billion for 2013 and declines to zero in 2018. Because on our Net Worth Amount at September 30, 2015 was below the Capital Reserve Amount of $1.8 billion in 2015, we will not have a dividend obligation under the Purchase Agreement in December 2015. See “NOTE 2: CONSERVATORSHIP AND RELATED MATTERS — Government Support for our Business” for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion as of both September 30, 2015 and December 31, 2014. See “NOTE 18: REGULATORY CAPITAL” for additional information.
Stock-Based Compensation
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the three and nine months ended September 30, 2015, except for issuances of treasury stock relating to stock-based compensation granted prior to conservatorship.
For purposes of the earnings-per-share calculation, all stock options outstanding at September 30, 2015 and September 30, 2014 were out of the money and excluded from the computation of dilutive potential common shares during the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, respectively. The weighted average common shares outstanding for the period includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury pursuant to the Purchase Agreement.
Dividends Declared
No common stock dividends were declared during the nine months ended September 30, 2015. During the three months ended March 31, 2015, June 30, 2015, and September 30, 2015, we paid dividends of $0.9 billion, $0.7 billion, and $3.9 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the nine months ended September 30, 2015.
NOTE 12: INCOME TAXES
Income Tax Benefit (Expense)
For the three months ended September 30, 2015 and the three months ended September 30, 2014, we reported an income tax benefit (expense) of $0.2 billion and $(1.0) billion, respectively, resulting in effective tax rates of 29.0% and 31.5%, respectively. For the nine months ended September 30, 2015 and the nine months ended September 30, 2014, we reported an income tax benefit (expense) of $(2.0) billion and $(3.4) billion, respectively, resulting in effective tax rates of 31.9% and 31.1%, respectively. Our effective tax rate differed from the statutory rate of 35% in these periods primarily due to our recognition of low income housing tax credits.
For a discussion of our significant accounting policies related to income taxes, please see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" and "NOTE 12: INCOME TAXES" in our 2014 Annual Report.
Deferred Tax Assets, Net
We had net deferred tax assets of $17.8 billion and $19.5 billion as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at September 30, 2015, we determined that it is more likely than not that our net deferred tax assets will be realized. Therefore, a valuation allowance was not necessary.

109	Freddie Mac Form 10-Q

Unrecognized Tax Benefits and IRS Examinations
We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of September 30, 2015.
A final decision related to our tax accounting method for certain hedging transactions for years 1998-2010 was entered in U.S. Tax Court in June 2015.
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
In the second quarter of 2015, we changed our Segment Earnings definition associated with the revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011. As a result of this change, the revenue and expense related to the legislated 10 basis point increase in management and guarantee fee income are now netted within the Single-family Guarantee segment. The purpose of this change is to better reflect how management evaluates the Single-family Guarantee segment. Prior period results have been revised to conform with the current period presentation. We reclassified $198 million and $563 million of Temporary Payroll Tax Cut Continuation Act of 2011 expense into management and guarantee income for the three and nine months ended September 30, 2014, respectively.
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
Segment Adjustments
In presenting Segment Earnings management and guarantee income and net interest income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are not reflected in net income (loss) as determined in accordance with GAAP. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. Segment adjustments consist of the following:

•
We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of buy-down fees and credit delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for the transfers of financial assets and the consolidation of VIEs. As of September 30, 2015, the unamortized balance of buy-down fees was $0.2 billion and the unamortized balance of credit delivery fees was $0.6 billion. We consider such fees to be part of the effective rate of the management and guarantee fee income on guaranteed mortgage loans. These adjustments are necessary to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

•
We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts, as well as buy-up fees, on the consolidated Freddie Mac mortgage-related securities we

110	Freddie Mac Form 10-Q

purchase as investments. As of September 30, 2015, the unamortized balance of such premiums and discounts, net was $3.8 billion and the unamortized balance of buy-up fees was $0.3 billion. These adjustments are necessary to reflect the effective yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up fees.
The table below presents Segment Earnings by segment.
Table 13.1 — Summary of Segment Earnings (Loss) and Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$591	$196	$1,140	$1,077
Investments	(963)	1,440	2,424	5,060
Multifamily	(103)	445	654	1,339
All Other	—	—	—	(13)
Total Segment Earnings (loss), net of taxes	(475)	2,081	4,218	7,463
Net income (loss)	$(475)	$2,081	$4,218	$7,463
Comprehensive income (loss) of segments:
Single-family Guarantee	$591	$195	$1,139	$1,076
Investments	(1,008)	2,259	2,446	6,953
Multifamily	(84)	332	546	1,159
All Other	—	—	27	(13)
Comprehensive income (loss) of segments	(501)	2,786	4,158	9,175
Comprehensive income (loss)	$(501)	$2,786	$4,158	$9,175

The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings by financial statement line item for our reportable segments and All Other.

111	Freddie Mac Form 10-Q

Table 13.2 — Segment Earnings (Loss) and Reconciliation to GAAP Results

	Three Months Ended September 30, 2015
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
	(in millions)
Net interest income	$52	$394	$148	$—	$594	$2,944	$205	$3,149	$3,743
Benefit for credit losses	360	—	—	—	360	168	—	168	528
Non-interest income (loss):
Management and guarantee income(1)	1,345	—	87	—	1,432	(1,280)	(62)	(1,342)	90
Net impairment of available-for-sale securities recognized in earnings	—	108	4	—	112	(166)	—	(166)	(54)
Derivative gains (losses)	2	(2,950)	(502)	—	(3,450)	(722)	—	(722)	(4,172)
Gains (losses) on trading securities	—	(103)	47	—	(56)	—	—	—	(56)
Gains (losses) on mortgage loans	(319)	—	122	—	(197)	—	—	—	(197)
Other non-interest income (loss)	175	1,028	41	—	1,244	(696)	—	(696)	548
Non-interest expense:
Administrative expenses	(309)	(76)	(80)	—	(465)	—	—	—	(465)
REO operations expense	(116)	—	—	—	(116)	—	—	—	(116)
Other non-interest expense	(257)	—	(13)	—	(270)	(248)	—	(248)	(518)
Segment adjustments	(62)	205	—	—	143	—	(143)	(143)	—
Income tax (expense) benefit	(280)	431	43	—	194	—	—	—	194
Net income (loss)	591	(963)	(103)	—	(475)	—	—	—	(475)
Changes in unrealized gains (losses) related to available-for-sale securities	—	(80)	19	—	(61)	—	—	—	(61)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	35	—	—	35	—	—	—	35
Changes in defined benefit plans	—	—	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of taxes	—	(45)	19	—	(26)	—	—	—	(26)
Comprehensive income (loss)	$591	$(1,008)	$(84)	$—	$(501)	$—	$—	$—	$(501)

112	Freddie Mac Form 10-Q

	Nine Months Ended September 30, 2015
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
	(in millions)
Net interest income	$(59)	$1,479	$671	$—	$2,091	$8,666	$602	$9,268	$11,359
Benefit for credit losses	1,335	—	20	—	1,355	529	—	529	1,884
Non-interest income (loss):
Management and guarantee income(1)	4,066	—	239	—	4,305	(3,834)	(202)	(4,036)	269
Net impairment of available-for-sale securities recognized in earnings	—	322	(22)	—	300	(545)	—	(545)	(245)
Derivative gains (losses)	(36)	(1,221)	7	—	(1,250)	(2,190)	—	(2,190)	(3,440)
Gains (losses) on trading securities	—	(329)	—	—	(329)	—	—	—	(329)
Gains (losses) on mortgage loans	(1,537)	—	216	—	(1,321)	—	—	—	(1,321)
Other non-interest income	485	2,949	106	—	3,540	(1,921)	—	(1,921)	1,619
Non-interest expense:
Administrative expense	(938)	(239)	(240)	—	(1,417)	—	—	—	(1,417)
REO operations expense	(243)	—	—	—	(243)	—	—	—	(243)
Other non-interest expense	(1,196)	(2)	(36)	—	(1,234)	(705)	—	(705)	(1,939)
Segment adjustments	(202)	602	—	—	400	—	(400)	(400)	—
Income tax expense	(535)	(1,137)	(307)	—	(1,979)	—	—	—	(1,979)
Net income	1,140	2,424	654	—	4,218	—	—	—	4,218
Changes in unrealized gains (losses) related to available-for-sale securities	—	(110)	(108)	—	(218)	—	—	—	(218)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	132	—	—	132	—	—	—	132
Changes in defined benefit plans	(1)	—	—	27	26	—	—	—	26
Total other comprehensive income (loss), net of taxes	(1)	22	(108)	27	(60)	—	—	—	(60)
Comprehensive income	$1,139	$2,446	$546	$27	$4,158	$—	$—	$—	$4,158

113	Freddie Mac Form 10-Q

	Three Months Ended September 30, 2014
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
	(in millions)
Net interest income	$19	$762	$240	$—	$1,021	$2,474	$168	$2,642	$3,663
(Provision) benefit for credit losses	(818)	—	10	—	(808)	234	—	234	(574)
Non-interest income (loss):
Management and guarantee income(1)	1,143	—	65	—	1,208	(1,049)	(75)	(1,124)	84
Net impairment of available-for-sale securities recognized in earnings	—	37	—	—	37	(203)	—	(203)	(166)
Derivative gains (losses)	19	(133)	310	—	196	(813)	—	(813)	(617)
Gains (losses) on trading securities	—	(202)	(14)	—	(216)	—	—	—	(216)
Gains (losses) on mortgage loans	52	—	116	—	168	—	—	—	168
Other non-interest income	351	1,594	11	—	1,956	(445)	—	(445)	1,511
Non-interest expense:
Administrative expenses	(302)	(104)	(66)	—	(472)	—	—	—	(472)
REO operations income (expense)	(109)	—	6	—	(103)	—	—	—	(103)
Other non-interest expense	(40)	—	(3)	—	(43)	(198)	—	(198)	(241)
Segment adjustments	(75)	168	—	—	93	—	(93)	(93)	—
Income tax expense	(44)	(682)	(230)	—	(956)	—	—	—	(956)
Net income	196	1,440	445	—	2,081	—	—	—	2,081
Changes in unrealized gains (losses) related to available-for-sale securities	—	769	(113)	—	656	—	—	—	656
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	50	—	—	50	—	—	—	50
Changes in defined benefit plans	(1)	—	—	—	(1)	—	—	—	(1)
Total other comprehensive income (loss), net of taxes	(1)	819	(113)	—	705	—	—	—	705
Comprehensive income	$195	$2,259	$332	$—	$2,786	$—	$—	$—	$2,786

114	Freddie Mac Form 10-Q

	Nine Months Ended September 30, 2014
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Investments	Multifamily	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
	(in millions)
Net interest income	$(27)	$2,324	$705	$—	$3,002	$7,206	$468	$7,674	$10,676
(Provision) benefit for credit losses	(742)	—	52	—	(690)	649	—	649	(41)
Non-interest income (loss):
Management and guarantee income(1)	3,201	—	186	—	3,387	(2,910)	(233)	(3,143)	244
Net impairment of available-for-sale securities recognized in earnings	—	(95)	—	—	(95)	(592)	—	(592)	(687)
Derivative gains (losses)	(9)	(2,745)	507	—	(2,247)	(2,647)	—	(2,647)	(4,894)
Gains (losses) on trading securities	—	(243)	60	—	(183)	—	—	—	(183)
Gains (losses) on mortgage loans	(143)	—	526	—	383	—	—	—	383
Other non-interest income	602	8,004	143	—	8,749	(1,143)	—	(1,143)	7,606
Non-interest expense:
Administrative expense	(855)	(339)	(199)	—	(1,393)	—	—	—	(1,393)
REO operations income (expense)	(120)	—	8	—	(112)	—	—	—	(112)
Other non-interest expense	(159)	(6)	(16)	(18)	(199)	(563)	—	(563)	(762)
Segment adjustments	(233)	468	—	—	235	—	(235)	(235)	—
Income tax (expense) benefit	(438)	(2,308)	(633)	5	(3,374)	—	—	—	(3,374)
Net income (loss)	1,077	5,060	1,339	(13)	7,463	—	—	—	7,463
Changes in unrealized gains (losses) related to available-for-sale securities	—	1,742	(180)	—	1,562	—	—	—	1,562
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	151	—	—	151	—	—	—	151
Changes in defined benefit plans	(1)	—	—	—	(1)	—	—	—	(1)
Total other comprehensive income (loss), net of taxes	(1)	1,893	(180)	—	1,712	—	—	—	1,712
Comprehensive income	$1,076	$6,953	$1,159	$(13)	$9,175	$—	$—	$—	$9,175

(1)	Management and guarantee income is included in other income on our GAAP consolidated statements of comprehensive income.
NOTE 14: FINANCIAL GUARANTEES
We provide financial guarantees to securitization trusts that issue mortgage-related securities backed by single-family mortgage loans, which we consolidate. During the three and nine months ended September 30, 2015, we issued approximately $97.5 billion and $277.5 billion, respectively, compared to $77.4 billion and $186.9 billion during the three and nine months ended September 30, 2014, respectively, in UPB of Freddie Mac mortgage-related securities backed by single-family mortgage loans (excluding those backed by HFA bonds). Our exposure for guarantees to consolidated securitization trusts is generally the UPB of the mortgage loans recorded on our consolidated balance sheets.
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

115	Freddie Mac Form 10-Q

Table 14.1 — Financial Guarantees

	September 30, 2015			December 31, 2014
	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
	(dollars in millions, terms in years)
Non-consolidated Freddie Mac securities	$102,527	$1,013	40	$87,529	$861	39
Other guarantee commitments	12,551	576	39	26,147	772	39
Derivative instruments	15,609	168	30	21,336	154	31

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

(2)
For non-consolidated Freddie Mac securities and other guarantee commitments, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $86 million and $126 million as of September 30, 2015 and December 31, 2014, respectively, and is included within other liabilities on our consolidated balance sheets.

Non-Consolidated Freddie Mac Securities
During the three and nine months ended September 30, 2015, we issued approximately $5.3 billion and $18.2 billion, respectively, compared to $3.9 billion and $11.0 billion during the three and nine months ended September 30, 2014, respectively, in UPB of Other Guarantee Transactions, all of which were backed by multifamily mortgage loans, for which a guarantee asset and guarantee obligation were recognized.
For many of the mortgage loans underlying our non-consolidated guarantees, there are credit protections from third parties, including subordination, covering a portion of our exposure. See “NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit protections on mortgage loans we guarantee.
Other Guarantee Commitments
We provide long-term standby commitments to certain of our customers, which obligate us to purchase seriously delinquent mortgage loans that are covered by those agreements. During the nine months ended September 30, 2015 and the nine months ended September 30, 2014, we issued and guaranteed $3.3 billion and $2.1 billion, respectively, in UPB of long-term standby commitments. These long-term standby commitments totaled $3.0 billion and $16.5 billion in UPB at September 30, 2015 and December 31, 2014, respectively. Periodically, a customer may seek to terminate long-term standby commitments and simultaneously enter into guarantor swap transactions to obtain our PCs backed by many of the same mortgage loans.
We also had other guarantee commitments on multifamily housing revenue bonds that were issued by HFAs of $9.6 billion and $9.3 billion in UPB at September 30, 2015 and December 31, 2014, respectively. In addition, as of December 31, 2014, we had issued guarantees under the TCLFP on securities backed by HFA bonds with UPB of $0.4 billion. We did not have any issued guarantees under the TCLFP on securities backed by HFA bonds as of September 30, 2015.
Liquidity Guarantees
No advances under our liquidity guarantees were outstanding at both September 30, 2015 and December 31, 2014.
NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS
Single-Family Credit Guarantee Portfolio
The table below summarizes the concentration by year of origination and geographic area of the approximately $1.7 trillion in UPB of our single-family credit guarantee portfolio at both September 30, 2015 and December 31, 2014. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2014 Annual Report and "NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 7: INVESTMENTS IN SECURITIES” for more information about credit risk associated with mortgage loans and mortgage-related securities that we hold or guarantee.

116	Freddie Mac Form 10-Q

Table 15.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	September 30, 2015		December 31, 2014		Percent of Credit Losses Nine Months Ended
	Percentage of Portfolio(1)	Serious Delinquency Rate	Percentage of Portfolio(1)	Serious Delinquency Rate	September 30, 2015	September 30, 2014
Year of Origination
2015	12%	—%	N/A	N/A	—%	N/A
2014	11	0.07	12%	0.02%	—	—%
2013	14	0.10	16	0.06	—	—
2012	13	0.09	14	0.09	—	—
2011	5	0.26	6	0.26	—	—
2010	5	0.46	6	0.46	1	—
2009	5	0.87	6	0.92	2	2
Subtotal - New single-family book	65	0.20	60	0.24	3	2
HARP and other relief refinance mortgage loans(1)	18	0.70	20	0.75	7	7
2005 to 2008 Legacy single-family book	11	6.26	13	7.59	80	83
Pre-2005 Legacy single-family book	6	2.64	7	3.10	10	8
Total	100%	1.41%	100%	1.88%	100%	100%
Region(2)
West	29%	0.86%	29%	1.23%	13%	13%
Northeast	26	2.20	26	2.81	43	26
North Central	17	1.18	17	1.48	16	21
Southeast	16	1.69	16	2.40	25	36
Southwest	12	0.91	12	1.16	3	4
Total	100%	1.41%	100%	1.88%	100%	100%
State
Arizona, California, Florida, and Nevada(3)	26%	1.25%	26%	1.91%	27%	37%
Illinois, Michigan, and Ohio(4)	10	1.36	10	1.70	13	17
New York and New Jersey(5)	9	3.63	9	4.62	28	10
All other	55	1.18	55	1.53	32	36
Total	100%	1.41%	100%	1.88%	100%	100%

(1)
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
Table 15.2 — Certain Higher-Risk Categories in the Single-Family Credit Guarantee Portfolio(1)

	Percentage of Portfolio		Serious Delinquency Rate
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Interest-only	1%	2%	7.11%	9.36%
Option ARM(2)	—	—	8.46	9.87
Alt-A	3	3	7.01	8.53
Original LTV ratio greater than 90%(3)	16	16	2.07	2.58
Lower credit scores at origination (less than 620)	3	3	6.89	8.57

(1)	Excludes mortgage loans underlying certain Other Guarantee Transactions for which data was not available.

(2)
For reporting purposes, mortgage loans within the option ARM category continue to be reported in that category following modification, even though the modified mortgage loan no longer provides for optional payment provisions.

(3)	Includes HARP mortgage loans, which we are required to purchase as part of our participation in the MHA Program.
The percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was approximately 4% and 6% at September 30, 2015 and December 31, 2014, respectively. An increase in the estimated current LTV ratio of a mortgage loan indicates that the borrower’s equity in the home has declined, and can negatively affect the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding mortgage loan. The serious delinquency rate for single-family mortgage loans with estimated current LTV ratios greater than 100% was 8.09% and 9.06% as of September 30, 2015 and December 31, 2014, respectively. Mortgage loans in our 2005-2008 Legacy single-family book have been more affected by declines in home prices that have occurred since 2006 than mortgage loans originated in other years. Our 2005-2008 Legacy single-family book comprised approximately 11% of our single-family credit guarantee portfolio, based on UPB at September 30, 2015, and these mortgage loans accounted for approximately 80% of our credit losses during the nine months ended September 30, 2015.
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
Multifamily Mortgage Portfolio
The table below summarizes the concentration of multifamily mortgage loans in our multifamily mortgage portfolio classified by the legal structure of the investments we hold, based on UPB.
Table 15.3 — Concentration of Credit Risk — Multifamily Mortgage Portfolio

	September 30, 2015		December 31, 2014
	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
	(dollars in billions)
Legal Structure
Unsecuritized mortgage loans:
Unsecuritized mortgage loans held-for-investment	$31.5	—%	$40.9	0.03%
Unsecuritized mortgage loans held-for-sale	22.7	—	12.1	—
K Certificates	92.4	0.02	76.0	0.01
Other Freddie-Mac mortgage-related securities	5.6	—	5.0	0.64
Other guarantee commitments	9.6	—	9.3	—
Total	$161.8	0.01	$143.3	0.04

(1)	Based on mortgage loans two monthly payments or more delinquent or in foreclosure.
In the multifamily mortgage portfolio, the primary concentration of credit risk results from the legal structure of the investments we hold. Our exposure to credit risk in K Certificates is minimal, as the expected credit risk is absorbed by the

118	Freddie Mac Form 10-Q

subordinate tranches, which are sold to private investors. As a result, our multifamily credit risk is primarily related to mortgage loans that have not been securitized.
Seller/Servicers
We acquire a significant portion of our single-family mortgage loan purchase volume from several large sellers. Our top ten single-family sellers provided approximately 51% of our single-family purchase volume during the nine months ended September 30, 2015. Wells Fargo Bank, N.A. and Bank of America, N.A. each accounted for 12% of our single-family mortgage loan purchase volume and were the only single-family sellers that comprised 10% or more of our purchase volume during the nine months ended September 30, 2015. In recent years, there has been a shift in our purchase volume from depository institutions to non-depository sellers. Some of these non-depository sellers have grown rapidly in recent years and we purchase a significant share of our mortgage loans from them. Our top three non-depository sellers provided approximately 10% of our single-family purchase volume during the nine months ended September 30, 2015.
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
A significant portion of our single-family mortgage loans are serviced by several large servicers. Our top two single-family mortgage loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 21% and 10%, respectively, of our single-family mortgage loans, and were the only servicers that serviced 10% or more of our mortgage loans, as of September 30, 2015. In recent years, there has been a shift in our servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our mortgage loans. As of September 30, 2015, approximately 10% of our total single-family credit guarantee portfolio was serviced by our three largest non-depository servicers, on a combined basis. Several of these non-depository servicers also service a large share of the mortgage loans underlying our investments in non-agency mortgage-related securities.
Ocwen Financial Corp. (Ocwen) is one of our significant non-depository servicers. Ocwen and its subsidiaries and/or affiliates have been the subject of significant adverse regulatory scrutiny, and we have taken steps designed to reduce our exposure to them. We reduced the UPB of Freddie Mac mortgage loans serviced by Ocwen to $28.3 billion as of September 30, 2015 from $50.9 billion as of December 31, 2014, or 44%. We continue to closely monitor Ocwen’s performance.
We acquire our multifamily mortgage loans from a network of approved sellers. Our top three multifamily sellers, CBRE Capital Markets, Inc., Walker & Dunlop, LLC, and Holliday Fenoglio Fowler, L.P., provided approximately 17%, 14%, and 14%, respectively, of our multifamily new business volume during the nine months ended September 30, 2015. Our top ten multifamily sellers represented an aggregate of approximately 82% of our multifamily new business volume during the nine months ended September 30, 2015.
A significant portion of our multifamily mortgage loans are serviced by several of our large customers. As of September 30, 2015 our top three multifamily servicers, CBRE Capital Markets, Inc., Wells Fargo Bank, N.A., and Berkadia Commercial Mortgage LLC, each serviced 10% or more of our multifamily mortgage portfolio, excluding mortgage loans underlying K Certificates, and together serviced approximately 37% of this portfolio.
Mortgage Insurers
We are exposed to institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family mortgage loans we purchase or guarantee. We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our loan loss reserves. As of September 30, 2015, mortgage insurers provided coverage with maximum loss limits of $64.5 billion, for $251.7 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected mortgage loan is covered under both primary and pool insurance. Our top four mortgage insurer counterparties, United Guaranty Residential Insurance Company, Radian Guaranty Inc., Mortgage Guaranty Insurance Corporation, and Genworth Mortgage Insurance Corporation, each accounted for more than 10%, and collectively represented approximately 80% of our overall mortgage insurance coverage at September 30, 2015. Each of our four largest counterparties had a credit rating of BB or greater, as of September 30, 2015, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent. PMI Mortgage Insurance Co. (PMI), Republic Mortgage Insurance Co., and Triad Guaranty Insurance Corp. (Triad) are no longer rated by either S&P or Moody’s because they are in rehabilitation or under regulatory supervision.
We received proceeds of $0.5 billion and $1.0 billion during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family mortgage loans. We had outstanding receivables from mortgage insurers of $0.3 billion and $0.4 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of September 30, 2015 and December 31,

119	Freddie Mac Form 10-Q

2014, respectively. The balance of these receivables, net of associated reserves, was approximately $0.2 billion and $0.3 billion at September 30, 2015 and December 31, 2014, respectively.
PMI and Triad are both in rehabilitation, and a substantial portion of their claims are recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers. As of both September 30, 2015 and December 31, 2014, we had cumulative unpaid deferred payment obligations of $0.4 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
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
Our cash and other investment (including cash equivalents) counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. As of September 30, 2015 and December 31, 2014, including amounts related to our consolidated VIEs, there were $58.8 billion and $71.4 billion, respectively, of: (a) cash and securities purchased under agreements to resell invested with institutional counterparties; (b) Treasury securities classified as cash equivalents; and (c) cash deposited with the Federal Reserve Bank of New York. As of September 30, 2015 these included:

•	$22.7 billion of securities purchased under agreements to resell with 15 counterparties that had short-term S&P ratings of A-1 or above;

•	$5.0 billion of securities purchased under agreements to resell with four counterparties that had short-term S&P ratings of A-2;

•
$11.0 billion of securities purchased under agreements to resell with three counterparties that do not have short-term S&P or other third-party credit ratings, but were evaluated under the company's counterparty credit risk system and were determined to be eligible for these transactions (by providing more than 100% in approved collateral); and

•	$20.1 billion of cash deposited with the Federal Reserve Bank of New York (as a non-interest-bearing deposit).
Non-Agency Mortgage-Related Security Issuers and Servicers
We are engaged in various loss mitigation efforts concerning certain investments in non-agency mortgage-related securities. Certain recent developments are discussed below.
In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against a number of corporate families of financial institutions and related defendants alleging securities laws violations and, in some cases, fraud. In March 2015, FHFA’s case against Nomura Holding America, Inc. (or Nomura) went to trial in the U.S. District Court for the Southern District of New York. The trial was completed in April 2015. In May 2015, the judge ruled against Nomura and co-defendant RBS Securities Inc. and ordered the defendants to pay an aggregate of $806 million, of which $779 million will be paid to Freddie Mac. The order also provides for Freddie Mac to transfer the mortgage-related securities at issue in this trial to the defendants. The defendants have agreed to pay for certain costs, legal fees and expenses if FHFA prevails in the litigation. This expense reimbursement payment is subject to various conditions, and is capped at $33 million (half of any such payment would be made to Freddie Mac). The defendants have filed a notice of appeal and the Court has stayed enforcement of the judgment during the pendency of the appeal.
We have been working with an investor consortium that seeks to enforce certain claims relating to certain Countrywide non-agency mortgage-related securities. In June 2011, Bank of America Corporation, BAC Home Loans Servicing, LP, Countrywide Financial Corporation and Countrywide Home Loans, Inc. entered into a settlement agreement with The Bank of New York Mellon, as trustee, to resolve certain claims with respect to a number of Countrywide mortgage securitization trusts. In January 2014, a New York state court approved a significant portion of the settlement. In March 2015, a New York intermediate appellate court upheld the settlement in full. The conditions to the settlement have been satisfied. We expect that the settlement proceeds will be distributed to the securitization trusts in the near term, and we expect to receive a benefit for those covered securitizations that we hold at the time of such distributions. This benefit, which is expected to be approximately $0.4 billion, will be reflected in earnings through higher net interest income recognized over the expected life of the securities.
A significant portion of the single-family mortgage loans underlying our investments in non-agency mortgage-related securities is serviced by non-depository servicers. As of September 30, 2015 and December 31, 2014, approximately $13.5 billion and $17.9 billion, respectively, in UPB of mortgage loans underlying our investments in single-family non-agency mortgage-related securities were serviced by subsidiaries and/or affiliates of Ocwen, and Ocwen was the only non-depository

120	Freddie Mac Form 10-Q

servicer who serviced 10% or more of the UPB underlying our investments in non-agency mortgage-related securities at those dates.
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
Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis
The table below presents our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option, as of September 30, 2015 and December 31, 2014.

121	Freddie Mac Form 10-Q

Table 16.1 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis

	September 30, 2015
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
	(in millions)
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$32,573	$3,004	$—	$35,577
Fannie Mae	—	7,779	57	—	7,836
Ginnie Mae	—	171	2	—	173
CMBS	—	10,938	3,638	—	14,576
Subprime	—	—	13,809	—	13,809
Option ARM	—	—	3,882	—	3,882
Alt-A and other	—	14	3,632	—	3,646
Obligations of states and political subdivisions	—	—	1,480	—	1,480
Manufactured housing	—	—	594	—	594
Total available-for-sale securities, at fair value	—	51,475	30,098	—	81,573
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	15,881	443	—	16,324
Fannie Mae	—	6,845	42	—	6,887
Ginnie Mae	—	290	—	—	290
Other	—	145	2	—	147
Total mortgage-related securities	—	23,161	487	—	23,648
U.S. Treasury securities	12,158	—	—	—	12,158
Total trading securities, at fair value	12,158	23,161	487	—	35,806
Total investments in securities	12,158	74,636	30,585	—	117,379
Mortgage loans:
Held-for-sale, at fair value	—	20,880	—	—	20,880
Derivative assets, net:
Interest-rate swaps	—	5,629	—	—	5,629
Option-based derivatives	—	4,841	—	—	4,841
Other	—	103	19	—	122
Subtotal, before netting adjustments	—	10,573	19	—	10,592
Netting adjustments(1)	—	—	—	(9,987)	(9,987)
Total derivative assets, net	—	10,573	19	(9,987)	605
Other assets:
Guarantee asset	—	—	1,604	—	1,604
Total assets carried at fair value on a recurring basis	$12,158	$106,089	$32,208	$(9,987)	$140,468
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$131	$—	$—	$131
Other debt, at fair value	—	7,379	—	—	7,379
Derivative liabilities, net:
Interest-rate swaps	—	14,843	7	—	14,850
Option-based derivatives	—	143	—	—	143
Other	—	178	35	—	213
Subtotal, before netting adjustments	—	15,164	42	—	15,206
Netting adjustments(1)	—	—	—	(13,536)	(13,536)
Total derivative liabilities, net	—	15,164	42	(13,536)	1,670
Other liabilities:
All other, at fair value	—	—	7	—	7
Total liabilities carried at fair value on a recurring basis	$—	$22,674	$49	$(13,536)	$9,187

122	Freddie Mac Form 10-Q

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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

(1)
Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable. The net cash collateral posted was $4.2 billion and $3.2 billion, respectively, at September 30, 2015 and December 31, 2014. The net interest receivable (payable) of derivative assets and derivative liabilities was $(0.6) billion and $(0.7) billion at September 30, 2015 and December 31, 2014, respectively, which was mainly related to interest-rate swaps.

123	Freddie Mac Form 10-Q

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
During the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, our transfers between Level 1 and Level 2 assets and liabilities were less than $1 million.
The table below presents a reconciliation of all assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, including transfers into and out of Level 3 assets and liabilities. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities during the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

124	Freddie Mac Form 10-Q

Table 16.2 — Assets and Liabilities on Our Consolidated Balance Sheets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

	Three Months Ended September 30, 2015
		Realized and unrealized gains (losses)
	Balance, June 30, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, September 30, 2015	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$3,143	$3	$37	$40	$186	$34	$(155)	$(88)	$—	$(156)	$3,004	$(1)
Fannie Mae	104	—	—	—	—	—	—	(7)	—	(40)	57	—
Ginnie Mae	2	—	—	—	—	—	—	—	—	—	2	—
CMBS	3,534	4	108	112	—	—	—	(8)	—	—	3,638	4
Subprime	15,802	177	(176)	1	—	—	(1,392)	(602)	—	—	13,809	37
Option ARM	4,833	66	4	70	—	—	(832)	(189)	—	—	3,882	30
Alt-A and other	4,222	84	(82)	2	—	—	(346)	(232)	—	(14)	3,632	35
Obligations of states and political subdivisions	1,627	—	1	1	—	—	—	(148)	—	—	1,480	—
Manufactured housing	614	—	(3)	(3)	—	—	—	(17)	—	—	594	—
Total available-for-sale mortgage-related securities	33,881	334	(111)	223	186	34	(2,725)	(1,291)	—	(210)	30,098	105
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	345	(29)	—	(29)	212	—	—	(2)	28	(111)	443	(29)
Fannie Mae	171	(6)	—	(6)	—	—	(1)	—	—	(122)	42	(6)
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—	—
Other	3	—	—	—	—	—	—	(1)	—	—	2	—
Total trading mortgage-related securities	519	(35)	—	(35)	212	—	(1)	(3)	28	(233)	487	(35)
Other assets:
Guarantee asset(3)	1,652	(6)	—	(6)	—	131	—	(173)	—	—	1,604	(6)
All other, at fair value	7	(7)	—	(7)	—	—	—	—	—	—	—	—
Total other assets	1,659	(13)	—	(13)	—	131	—	(173)	—	—	1,604	(6)

		Realized and unrealized (gains) losses
	Balance, June 30, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, September 30, 2015	Unrealized (gains) losses still held
	(in millions)
Liabilities
Net derivatives(4)	$22	$(12)	$—	$(12)	$—	$—	$—	$13	$—	$—	$23	$1
Other Liabilities:
All other, at fair value	—	7	—	7	—	—	—	—	—	—	7	14

125	Freddie Mac Form 10-Q

	Nine Months Ended September 30, 2015
		Realized and unrealized gains (losses)
	Balance, January 1, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, September 30, 2015	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$4,231	$29	$19	$48	$800	$34	$(527)	$214	$—	$(1,796)	$3,004	$(1)
Fannie Mae	85	—	(1)	(1)	—	—	—	(18)	1	(10)	57	—
Ginnie Mae	4	—	—	—	—	—	—	(2)	—	—	2	—
CMBS	3,474	(21)	209	188	—	—	(2)	(22)	—	—	3,638	(21)
Subprime	20,589	704	(71)	633	—	—	(5,532)	(1,881)	—	—	13,809	109
Option ARM	5,649	186	63	249	—	—	(1,522)	(494)	—	—	3,882	105
Alt-A and other	5,027	221	(55)	166	—	—	(919)	(642)	—	—	3,632	—
Obligations of states and political subdivisions	2,198	—	(11)	(11)	—	—	—	(707)	—	—	1,480	(1)
Manufactured housing	638	(1)	8	7	—	—	(1)	(50)	—	—	594	80
Total available-for-sale mortgage-related securities	41,895	1,118	161	1,279	800	34	(8,503)	(3,602)	1	(1,806)	30,098	271
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	927	(40)	—	(40)	212	—	(10)	(6)	26	(666)	443	(40)
Fannie Mae	232	4	—	4	—	—	(95)	—	—	(99)	42	(8)
Ginnie Mae	1	—	—	—	—	—	(1)	—	—	—	—	—
Other	4	3	—	3	—	—	(3)	(2)	—	—	2	—
Total trading mortgage-related securities	1,164	(33)	—	(33)	212	—	(109)	(8)	26	(765)	487	(48)
Other assets:
Guarantee asset(3)	1,626	(30)	—	(30)	—	457	—	(449)	—	—	1,604	(30)
All other, at fair value	5	(5)	—	(5)	—	—	—	—	—	—	—	—
Total other assets	1,631	(35)	—	(35)	—	457	—	(449)	—	—	1,604	(30)

		Realized and unrealized (gains) losses
	Balance, January 1, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, September 30, 2015	Unrealized (gains) losses still held
	(in millions)
Liabilities
Net derivatives(4)	$10	$5	$—	$5	$—	$—	$—	$8	$—	$—	$23	$13
Other Liabilities:
All other, at fair value	—	7	—	7	—	—	—	—	—	—	7	12

126	Freddie Mac Form 10-Q

	Three months ended September 30, 2014
		Realized and unrealized gains (losses)
	Balance, June 30, 2014	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2014	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,892	$3	$1	$4	$4,364	$—	$(2,077)	$(34)	$—	$(843)	$4,306	$—
Fannie Mae	136	—	(1)	(1)	—	—	—	(4)	45	(70)	106	—
Ginnie Mae	5	—	—	—	—	—	—	(1)	—	—	4	—
CMBS	3,326	—	41	41	—	—	—	(15)	—	—	3,352	—
Subprime	24,291	(53)	1,068	1,015	—	—	(2,423)	(182)	—	—	22,701	(125)
Option ARM	6,231	(12)	172	160	—	—	(616)	(68)	—	—	5,707	(39)
Alt-A and other	6,454	(85)	96	11	—	—	(1,021)	69	—	—	5,513	(2)
Obligations of states and political subdivisions	2,898	—	(1)	(1)	—	—	—	(404)	—	—	2,493	—
Manufactured housing	668	—	—	—	—	—	—	(18)	—	—	650	—
Total available-for-sale mortgage-related securities	46,901	(147)	1,376	1,229	4,364	—	(6,137)	(657)	45	(913)	44,832	(166)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,252	41	—	41	915	7	(443)	(13)	—	(864)	895	42
Fannie Mae	167	(2)	—	(2)	—	—	—	(3)	15	—	177	(2)
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—	—
Other	6	—	—	—	—	—	—	(2)	—	—	4	—
Total trading mortgage-related securities	1,425	39	—	39	915	7	(443)	(18)	15	(864)	1,076	40
Other assets:
Guarantee asset(3)	1,587	(41)	—	(41)	—	142	—	(118)	—	—	1,570	(41)
All other, at fair value	12	(4)	—	(4)	—	—	—	—	—	—	8	(4)
Total other assets	1,599	(45)	—	(45)	—	142	—	(118)	—	—	1,578	(45)

		Realized and unrealized (gains) losses
	Balance, June 30, 2014	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2014	Unrealized (gains) losses still held
	(in millions)
Liabilities
Other debt, at fair value	$1,000	$—	$—	$—	$—	$—	$—	$(1,000)	$—	$—	$—	$—
Net derivatives(4)	58	(66)	—	(66)	—	—	—	19	—	—	11	(49)

127	Freddie Mac Form 10-Q

	Nine months ended September 30, 2014
		Realized and unrealized gains (losses)
	Balance, January 1, 2014	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2014	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,939	$1	$3	$4	$5,567	$—	$(3,086)	$(79)	$3	$(42)	$4,306	$—
Fannie Mae	131	—	(4)	(4)	48	—	(55)	(15)	1	—	106	—
Ginnie Mae	12	—	—	—	—	—	(6)	(3)	1	—	4	—
CMBS	3,109	—	269	269	—	—	—	(26)	—	—	3,352	—
Subprime	27,499	(456)	2,556	2,100	—	—	(5,628)	(1,270)	—	—	22,701	(582)
Option ARM	6,574	(41)	174	133	—	—	(791)	(209)	—	—	5,707	(72)
Alt-A and other	8,706	86	232	318	—	—	(3,409)	(102)	—	—	5,513	(33)
Obligations of states and political subdivisions	3,495	1	71	72	1	—	(13)	(1,062)	—	—	2,493	—
Manufactured housing	684	—	21	21	—	—	—	(55)	—	—	650	—
Total available-for-sale mortgage-related securities	52,149	(409)	3,322	2,913	5,616	—	(12,988)	(2,821)	5	(42)	44,832	(687)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	343	26	—	26	2,064	42	(1,480)	(33)	—	(67)	895	30
Fannie Mae	221	(20)	—	(20)	14	—	—	(7)	—	(31)	177	(20)
Ginnie Mae	74	—	—	—	—	—	(70)	(4)	—	—	—	(2)
Other	8	(1)	—	(1)	—	—	—	(3)	—	—	4	(1)
Total trading mortgage-related securities	646	5	—	5	2,078	42	(1,550)	(47)	—	(98)	1,076	7
Other assets:
Guarantee asset(3)	1,611	(146)	—	(146)	—	290	—	(185)	—	—	1,570	(145)
All other, at fair value	9	(1)	—	(1)	—	—	—	—	—	—	8	(1)
Total other assets	1,620	(147)	—	(147)	—	290	—	(185)	—	—	1,578	(146)

		Realized and unrealized (gains) losses
	Balance, January 1, 2014	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2014	Unrealized (gains) losses still held
	(in millions)
Liabilities
Other debt, at fair value	$1,528	$(7)	$—	$(7)	$—	$—	$—	$(1,521)	$—	$—	$—	$—
Net derivatives(4)	325	(95)	—	(95)	—	—	—	62	—	(281)	11	(30)

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

(2)
Transfers out of Level 3 during the three and nine months ended September 30, 2015 consist primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Transfers into Level 3 during the three and nine months ended September 30, 2015 consist primarily of certain mortgage-related securities due to a lack of market activity and relevant price quotes from dealers and third-party pricing services.

(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of comprehensive income.

(4)	Amounts are prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
Assets on Our Consolidated Balance Sheets Measured at Fair Value on a Non-Recurring Basis
We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis after our initial recognition. These adjustments usually result from the application of lower-of-cost-or-fair-value accounting or measurement of impairment based on the fair value of the underlying collateral. These assets include impaired held-for-investment single-family and multifamily mortgage loans, held-for-sale single-family and multifamily loans for which we have not elected the fair value option and REO, net.

128	Freddie Mac Form 10-Q

The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014, respectively.
Table 16.3 — Assets on Our Consolidated Balance Sheets Measured at Fair Value on a Non-Recurring Basis

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$926	$6,039	$6,965	$—	$80	$8,962	$9,042
REO, net(2)	—	—	1,240	1,240	—	—	1,665	1,665
Total assets measured at fair value on a non-recurring basis	$—	$926	$7,279	$8,205	$—	$80	$10,627	$10,707

(1)
Includes impaired mortgage loans that are classified as held-for-investment and have been measured for impairment based on the fair value of the underlying collateral, and held-for-sale mortgage loans where the fair value is below cost.

(2)
Represents the fair value of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was reduced to fair value of $1.2 billion, less estimated costs to sell of $81 million (or approximately $1.1 billion) at September 30, 2015. The carrying amount of REO, net was reduced to fair value of $1.7 billion, less estimated costs to sell of $109 million (or approximately $1.6 billion) at December 31, 2014.

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
Mortgage Loans, Held-for-Sale
During the three months ended June 30, 2015, we changed our valuation technique related to single-family mortgage loans held-for-sale.
Mortgage loans, held-for-sale include certain deeply delinquent single-family loans accounted for at the lower-of-cost-or-fair-value on a non-recurring basis. Our single-family mortgage loans, held-for-sale are primarily valued using dealer quotes for these and similar whole loans, stratified by loan-to-value ratio and geographic location of the underlying property. The loan-to-value ratios are based on broker price opinions, which consider the physical condition of the property and use comparable sales and other market data in estimating the value. These loans are classified as Level 3 because the underlying assumptions regarding market pricing of delinquent loans are unobservable due to the low volume and level of activity in this market.
Mortgage loans, held-for-sale includes certain multifamily loans that we intend to securitize. These loans are classified as Level 2 given the observable nature of our securitization pricing. See “NOTE 16: FAIR VALUE DISCLOSURES — Valuation Techniques for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value — Mortgage Loans, Held-for-Sale” in our 2014 Annual Report for more information.
Quantitative Information about Level 3 Fair Value Measurements for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3) as of September 30, 2015 and December 31, 2014.

129	Freddie Mac Form 10-Q

Table 16.4 — Quantitative Information about Recurring Level 3 Fair Value Measurements for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value

	September 30, 2015
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
	(dollars in millions)
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac		$2,336	Discounted cash flows	OAS	(46) - 503 bps	89 bps
		338	Risk metric	Effective duration(1)	(0.44) - 9.12 years	2.16 years
		330	Other
Total Freddie Mac	$35,577	3,004
Fannie Mae		38	Single external source
		19	Discounted cash flows
Total Fannie Mae	7,836	57
Ginnie Mae		2	Discounted cash flows
Total Ginnie Mae	173	2
CMBS		3,638	Risk metric	Effective duration(1)	3.40 - 11.27 years	9.77 years
Total CMBS	14,576	3,638
Subprime, option ARM, and Alt-A:
Subprime		13,447	Median of external sources	External pricing sources	$72.4 - $76.6	$74.4
		362	Other
Total subprime	13,809	13,809
Option ARM		3,556	Median of external sources	External pricing sources	$67.3 - $73.5	$69.6
		326	Other
Total option ARM	3,882	3,882
Alt-A and other		2,908	Median of external sources	External pricing sources	$84.9 - $88.2	$86.5
		724	Other
Total Alt-A and other	3,646	3,632
Obligations of states and political subdivisions		1,331	Median of external sources	External pricing sources	$101.3 - $101.7	$101.5
		149	Other
Total obligations of states and political subdivisions	1,480	1,480
Manufactured housing		523	Median of external sources	External pricing sources	$91.4 - $94.8	$93.0
		71	Other
Total manufactured housing	594	594
Total available-for-sale mortgage-related securities	81,573	30,098
Trading, at fair value
Mortgage-related securities
Freddie Mac		266	Discounted cash flows	OAS	(145) - 1,542 bps	192 bps
		149	Risk Metrics	Effective duration(1)	2.07 - 14.72 years	7.33 years
		28	Other
Total Freddie Mac	16,324	443
Fannie Mae		42	Discounted cash flows
Total Fannie Mae	6,887	42
Ginnie Mae	290	—
Other		1	Discounted cash flows
		1	Median of external sources
Total other	147	2
Total trading mortgage-related securities	23,648	487
Total investments in securities	$105,221	$30,585
Other assets:
Guarantee asset, at fair value		$1,494	Discounted cash flows	OAS	17 - 198 bps	56 bps
		110	Other
Total guarantee asset, at fair value	$1,604	1,604
Liabilities
Net derivatives		23	Other
Total net derivatives	1,065	23
Other liabilities:
All other, at fair value		7	Other
Total all other, at fair value	7	7

130	Freddie Mac Form 10-Q

	December 31, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
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
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a non-recurring basis using unobservable inputs (Level 3) as of September 30, 2015 and December 31, 2014.

131	Freddie Mac Form 10-Q

Table 16.5 — Quantitative Information about Non-Recurring Level 3 Fair Value Measurements for Assets and Liabilities Measured on Our Consolidated Balance Sheets at Fair Value

	September 30, 2015
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans	$6,965	$6,039
			Internal model	Historical sales proceeds	$3,000 - $854,400	$165,048
			Internal model	Housing sales index	42 - 418 bps	87 bps
			Third-party appraisal	Property value	$1 million - $30 million	$28 million
			Income capitalization(1)	Capitalization rates	6%- 9%	7%
			Median of external sources	External pricing sources	$39.5 - $95.4	$72.0
REO, net	$1,240	$1,240
			Internal model	Historical sales proceeds	$3,000 - $626,005	$154,140
			Internal model	Housing sales index	44 - 418 bps	86 bps

	December 31, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
				Type	Range	Weighted Average
	(dollars in millions)
Non-recurring fair value measurements
Mortgage loans	$8,962	$8,962
			Internal model	Historical sales proceeds	$3,000 - $896,519	$162,556
			Internal model	Housing sales index	38 - 294 bps	82 bps
			Third-party appraisal	Property value	$11 million - $44 million	$31 million
			Income capitalization(1)	Capitalization rates	6%- 9%	7%
REO, net	$1,665	$1,665
			Internal model	Historical sales proceeds	$3,008 - $896,519	$154,165
			Internal model	Housing sales index	38 - 294 bps	82 bps

(1)
The predominant valuation technique used for multifamily mortgage loans. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.

Fair Value of Financial Instruments
The table below presents the carrying value and estimated fair value of our financial instruments as of September 30, 2015 and December 31, 2014.

132	Freddie Mac Form 10-Q

Table 16.6 — Fair Value of Financial Instruments

	September 30, 2015
		Fair Value
	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$5,000	$5,000	$—	$—	$—	$5,000
Restricted cash and cash equivalents	15,108	15,108	—	—	—	15,108
Federal funds sold and securities purchased under agreements to resell	38,738	—	38,738	—	—	38,738
Investments in securities:
Available-for-sale, at fair value	81,573	—	51,475	30,098	—	81,573
Trading, at fair value	35,806	12,158	23,161	487	—	35,806
Total investments in securities	117,379	12,158	74,636	30,585	—	117,379
Mortgage loans:
Mortgage loans held by consolidated trusts	1,615,291	—	1,467,806	175,951	—	1,643,757
Unsecuritized mortgage loans	134,576	—	35,119	101,759	—	136,878
Total mortgage loans	1,749,867	—	1,502,925	277,710	—	1,780,635
Derivative assets, net	605	—	10,573	19	(9,987)	605
Guarantee asset	1,604	—	—	1,812	—	1,812
Advances to lenders	858	—	858	—	—	858
Total financial assets	$1,929,159	$32,266	$1,627,730	$310,126	$(9,987)	$1,960,135
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,539,108	$—	$1,623,303	$976	$—	$1,624,279
Other debt	408,281	—	405,038	10,768	—	415,806
Total debt, net	1,947,389	—	2,028,341	11,744	—	2,040,085
Derivative liabilities, net	1,670	—	15,164	42	(13,536)	1,670
Guarantee obligation	1,573	—	—	2,995	—	2,995
Total financial liabilities	$1,950,632	$—	$2,043,505	$14,781	$(13,536)	$2,044,750

	December 31, 2014
		Fair Value
	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
	(in millions)
Financial Assets
Cash and cash equivalents	$10,928	$10,928	$—	$—	$—	$10,928
Restricted cash and cash equivalents	8,535	8,535	—	—	—	8,535
Federal funds sold and securities purchased under agreements to resell	51,903	—	51,903	—	—	51,903
Investments in securities:
Available-for-sale, at fair value	106,550	—	64,655	41,895	—	106,550
Trading, at fair value	30,437	6,682	22,591	1,164	—	30,437
Total investments in securities	136,987	6,682	87,246	43,059	—	136,987
Mortgage loans:
Mortgage loans held by consolidated trusts	1,558,094	—	1,387,412	197,896	—	1,585,308
Unsecuritized mortgage loans	142,486	—	22,305	119,157	—	141,462
Total mortgage loans	1,700,580	—	1,409,717	317,053	—	1,726,770
Derivative assets, net	822	5	9,912	27	(9,122)	822
Guarantee asset	1,626	—	—	1,837	—	1,837
Total financial assets	$1,911,381	$26,150	$1,558,778	$361,976	$(9,122)	$1,937,782
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,479,473	$—	$1,521,508	$1,364	$—	$1,522,872
Other debt	450,069	—	444,748	13,371	—	458,119
Total debt, net	1,929,542	—	1,966,256	14,735	—	1,980,991
Derivative liabilities, net	1,963	28	13,495	37	(11,597)	1,963
Guarantee obligation	1,623	—	—	3,127	—	3,127
Total financial liabilities	$1,933,128	$28	$1,979,751	$17,899	$(11,597)	$1,986,081
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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends (currently scheduled for December 31, 2016), the beneficial pricing afforded to HARP loans will no longer be reflected in the pricing structure of our management and guarantee fees. If these benefits were not reflected in the pricing for these loans, the fair value of our mortgage loans would have decreased by $14.5 billion and $19.1 billion as of September 30, 2015 and December 31, 2014, respectively. The total fair value of the loans in our portfolio that reflects the pricing afforded to HARP loans as of September 30, 2015 and December 31, 2014 is $94.0 billion and $119.8 billion, respectively.
Fair Value Option
We elected the fair value option for certain types of investments in securities, multifamily held-for-sale mortgage loans, and certain debt. For information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option, see Gains (losses) on trading securities within “Table 13.2 — Segment Earnings (Loss) and Reconciliation to GAAP Results.”
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option as of September 30, 2015 and December 31, 2014.
Table 16.7 — Difference between Fair Value and Unpaid Principal Balance for Certain Financial Instruments with Fair Value Option Elected

	September 30, 2015		December 31, 2014
	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term	Multifamily Held-For-Sale Mortgage Loans	Other Debt - Long Term
	(in millions)
Fair value	$20,880	$7,379	$12,130	$5,820
Unpaid principal balance	20,603	7,378	11,872	5,896
Difference	$277	$1	$258	$(76)
Changes in Fair Value under the Fair Value Option Election
We recorded gains (losses) of $164 million and $117 million during the three months ended September 30, 2015 and the three months ended September 30, 2014, respectively, and $262 million and $526 million during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively, from the change in fair value on multifamily held-for-sale mortgage loans recorded at fair value in other income in our consolidated statements of comprehensive income.
Gains (losses) on debt securities with the fair value option elected were $80 million and $156 million during the three months ended September 30, 2015 and the three months ended September 30, 2014, respectively, and $(65) million and $(22) million during the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively, and were recorded in other income in our consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material during the three and nine months ended September 30, 2015 and the three and the nine months ended September 30, 2014 for any assets or liabilities for which we elected the fair value option.
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

134	Freddie Mac Form 10-Q

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
On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac has filed a proof of loss under the bonds. The underwriters moved for partial summary judgment against Freddie Mac in April 2013. The Court denied this motion on March 27, 2014, and the underwriters subsequently appealed the denial of the motion to the U.S. District Court. Numerous additional motions for summary judgment filed by the parties, including by Freddie Mac, are pending. On February 19, 2015, the Court granted summary judgment against TBW on its claims. Freddie Mac has moved for a clarification that the Court’s judgment does not apply to Freddie Mac’s separate claims against Lloyds. On September 16, 2015, TBW advised the Court that a settlement had been reached. Documentation of the settlement agreement in a form satisfactory to the parties, including Freddie Mac, is proceeding, and must be submitted to the Court for approval.
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

LIBOR Lawsuit
On March 14, 2013, Freddie Mac filed a lawsuit in the U.S. District Court for the Eastern District of Virginia against the British Bankers Association and the 16 U.S. Dollar LIBOR panel banks and a number of their affiliates. The case was subsequently transferred to the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants fraudulently and collusively depressed LIBOR, a benchmark interest rate indexed to trillions of dollars of financial products, and asserts claims for antitrust violations, breach of contract, tortious interference with contract and fraud. Freddie Mac filed an amended complaint on July 22, 2013, and a second amended complaint on October 6, 2014. The defendants have moved to dismiss the second amended complaint; Freddie Mac has opposed this motion. On August 4, 2015, the Court dismissed the portion of our claim related to antitrust violations and fraud. On August 18, 2015, Freddie Mac filed a motion for reconsideration.
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
Arrowood Indemnity Company vs. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, FHFA and Treasury. This case was filed on September 20, 2013. The allegations and demands made by plaintiffs in this case were generally similar to those made by the plaintiffs in the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case described above. Plaintiffs in the Arrowood lawsuit also requested that, if injunctive relief were not granted, the Arrowood plaintiffs be awarded damages against the defendants in an amount to be determined including, but not limited to, the aggregate par value of their junior preferred stock, the total of which they stated to be approximately $42 million.
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

136	Freddie Mac Form 10-Q

taking of private property for public use without just compensation. The plaintiffs ask that Freddie Mac be awarded just compensation for the U.S. government’s alleged taking of its property, attorneys’ fees, costs and other expenses.
Rafter, Rattien and Pershing Square Capital Management vs. the United States of America et al. This case was filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant, on August 14, 2014. The complaint alleges that: (a) the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation; and (b) the U.S government breached an implied-in-fact contract with Freddie Mac. On September 2, 2015, plaintiffs filed an amended complaint, which contains one claim involving Freddie Mac. The amended complaint alleges that Freddie Mac’s charter is a contract with its common stockholders, and that, through the August 2012 amendment to the Purchase Agreement, the U.S. government breached the implied covenant of good faith and fair dealing inherent in such contract. Plaintiffs ask that they be awarded damages or other appropriate relief for the alleged breach of contract as well as attorneys’ fees, costs and expenses.
Litigation in the U.S. District Court for the District of Delaware
Jacobs and Hindes vs. FHFA and Treasury. This case was filed on August 17, 2015 as a putative class action lawsuit purportedly on behalf of a class of holders of preferred stock or common stock issued by Freddie Mac or Fannie Mae. The case was also filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac and Fannie Mae as “nominal” defendants. The complaint alleges, among other items, that the August 2012 amendment to the Purchase Agreement violated applicable state law and constituted a breach of contract, as well as a breach of covenants of good faith and fair dealing. Plaintiffs seek equitable and injunctive relief (including restitution of the monies paid by Freddie Mac and Fannie Mae to Treasury under the net worth sweep dividend), compensatory damages, attorneys’ fees, costs and expenses.
At present, it is not possible for us to predict the probable outcome of the lawsuits discussed above in the U.S. District Courts for the District of Columbia and the District of Delaware and the U.S. Court of Federal Claims (including the outcome of any appeal) or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matters due to a number of factors, including the inherent uncertainty of pre-trial litigation. In addition, with respect to the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case, the plaintiffs have not demanded a stated amount of damages they believe are due, and the Court has not certified a class.
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
The table below summarizes our minimum capital requirements and deficits and net worth.
Table 18.1 — Net Worth and Minimum Capital

	September 30, 2015	December 31, 2014
	(in millions)
GAAP net worth	$1,299	$2,651
Core capital (deficit)(1)(2)	$(72,707)	$(71,415)
Less: Minimum capital requirement(1)	19,364	20,090
Minimum capital surplus (deficit)(1)	$(92,071)	$(91,505)

(1)	Core capital and minimum capital figures for September 30, 2015 are estimates. FHFA is the authoritative source for our regulatory capital.

(2)
Core capital excludes certain components of GAAP total equity (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

At September 30, 2015, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. As of September 30, 2015, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. We paid quarterly dividends of $0.9 billion, $0.7 billion and $3.9 billion on the senior preferred stock in cash in March 2015, June 2015 and September 2015, respectively, at the direction of the Conservator.
NOTE 19: SELECTED FINANCIAL STATEMENT LINE ITEMS
The table below presents the significant components of other income (loss) and other expense on our consolidated statements of comprehensive income.

137	Freddie Mac Form 10-Q

Table 19.1 — Significant Components of Other Income (Loss) and Other Expense on Our Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Other income (loss):
Non-agency mortgage-related securities settlements(1)	$—	$1,187	$—	$6,084
Gains (losses) on mortgage loans	(197)	168	(1,321)	383
Other	322	441	889	862
Total other income (loss)	$125	$1,796	$(432)	$7,329

Other expense:
Property tax and insurance expense on held-for-sale loans	$(176)	$—	$(937)	$(62)
Other	(94)	(43)	(297)	(137)
Total other expense	$(270)	$(43)	$(1,234)	$(199)

(1)
Settlement agreements primarily related to lawsuits regarding our investments in certain non-agency mortgage-related securities is a significant component of other income during the three and nine months ended September 30, 2014. For more information, see “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Non-Agency Mortgage-Related Security Issuers” in our 2014 Annual Report.

The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.
Table 19.2 — Significant Components of Other Assets and Other Liabilities on Our Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(in millions)
Other assets:
Accounts and other receivables(1)	$4,527	$3,899
Current income tax receivable	1,718	1,048
Guarantee asset	1,604	1,626
Advances to lenders	858	—
All other	1,079	1,121
Total other assets	$9,786	$7,694
Other liabilities:
Servicer liabilities	$1,427	$1,847
Guarantee obligation	1,573	1,623
Accounts payable and accrued expenses	1,347	803
All other	1,307	785
Total other liabilities	$5,654	$5,058

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

138	Freddie Mac Form 10-Q

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 17: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.
In addition, a number of lawsuits have been filed against the U.S. government relating to conservatorship and the Purchase Agreement. For information on these lawsuits, see “LEGAL PROCEEDINGS — Litigation Against the U.S. Government Concerning Conservatorship and the Purchase Agreement” in our 2014 Annual Report and "LEGAL PROCEEDINGS" in our Forms 10-Q for the quarters ended March 31, 2015 and June 30, 2015. On October 23, 2015, a similar lawsuit was filed in the U.S. District Court for the Eastern District of Kentucky against FHFA, the Director of FHFA, and the U.S. Department of the Treasury. This new lawsuit seeks, among other items, to invalidate the net worth sweep dividend provisions of the senior preferred stock. Freddie Mac is not a party to any of these lawsuits.
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
No stock options were exercised during the three months ended September 30, 2015. See “NOTE 11: STOCKHOLDERS’ EQUITY” in our 2014 Annual Report for more information.
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
ITEM 6. EXHIBITS

139	Freddie Mac Form 10-Q

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

140	Freddie Mac Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: November 3, 2015

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: November 3, 2015

141	Freddie Mac Form 10-Q

GLOSSARY
This Glossary includes acronyms and defined terms that are used throughout this report.
2005-2008 Legacy single-family book — Consists of mortgage loans in our single-family credit guarantee portfolio that were originated from 2005 through 2008.
ACIS — Agency Credit Insurance Structure — A risk transfer program through which we obtain insurance policies (typically underwritten by a panel of insurers and reinsurers) that obligate the counterparties to reimburse us for specified credit events (based on either actual losses or losses calculated using a predefined formula) up to an aggregate limit that are incurred on our first loss and/or mezzanine loss positions associated with STACR debt note transactions in exchange for our payment of periodic premiums.
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
Cash and other investments portfolio — Comprised of the liquidity and contingency operating portfolio and restricted cash.
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

142	Freddie Mac Form 10-Q

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

143	Freddie Mac Form 10-Q

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

144	Freddie Mac Form 10-Q

preference of the senior preferred stock. We may make payments to reduce the liquidation preference of the senior preferred stock only in limited circumstances.
Liquidity and contingency operating portfolio — Subset of our cash and other investments portfolio. Consists of liquid non-mortgage assets, including cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, and non-mortgage-related securities.
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

145	Freddie Mac Form 10-Q

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

146	Freddie Mac Form 10-Q

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
STACR debt note — Structured Agency Credit Risk transaction, in which we issue and sell debt securities, the principal balance of which is subject to the performance of a reference pool of single-family mortgage loans owned or guaranteed by Freddie Mac.
Strips — Mortgage pass-through securities created by separating the principal and interest payments on a pool of mortgage loans. A principal-only strip entitles the security holder to principal cash flows, but no interest cash flows, from the underlying mortgage loans. An interest-only strip entitles the security holder to interest cash flows, but no principal cash flows, from the underlying mortgage loans.

147	Freddie Mac Form 10-Q

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
Workforce housing — Multifamily housing that is affordable to the majority of low to middle income households.
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
3.1
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 13, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on July 15, 2015)

10.1
2015 Executive Management Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2015, as filed on August 4, 2015)

10.2
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II (effective January 1, 2014) (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2015, as filed on August 4, 2015)

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