Form 10-K
period 2015-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2016-02-18
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1.4 billion.
As of February 4, 2016, there were 650,045,962 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

Table of Contents

Freddie Mac 2015 Form 10-K	i

Introduction	About Freddie Mac | Executive Summary

INTRODUCTION
This Annual Report on Form 10-K includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the “ABOUT FREDDIE MAC - Forward-Looking Statements” and “RISK FACTORS” sections of this Form 10-K.
Throughout this Form 10-K, we use certain acronyms and terms that are defined in the “GLOSSARY.”
ABOUT FREDDIE MAC
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We do this primarily by purchasing residential mortgage loans originated by lenders. In most instances, we package these loans into mortgage-related securities, which are guaranteed by us and sold in the global capital markets. We also invest in mortgage loans and mortgage-related securities. We do not originate loans or lend money directly to consumers.
We support the U.S. housing market and the overall economy by enabling America’s families to access mortgage loan funding at lower rates and by providing consistent liquidity to the multifamily mortgage market, which we do primarily by providing financing for workforce housing. We have helped many distressed borrowers keep their homes or avoid foreclosure. We are working with FHFA, our customers and the industry to build a stronger housing finance system for the nation.
EXECUTIVE SUMMARY
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
Our Purchase Agreement with Treasury and the terms of the senior preferred stock we issued to Treasury constrain our business activities. However, we believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct our normal business activities. The Purchase Agreement also requires our future profits to effectively be distributed to Treasury, and we cannot retain capital from the earnings generated by our business operations (other than a limited amount that will decrease to zero in 2018) or return capital to stockholders other than Treasury. Consequently, our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.
For more information on the conservatorship and government support for our business, see “Conservatorship and Related Matters” and Note 2.

Freddie Mac 2015 Form 10-K	1

Introduction	About Freddie Mac | Executive Summary

The tables below show our cumulative draws from Treasury and cumulative dividend payments to Treasury under the Purchase Agreement. The Treasury draw amounts shown are the total draws requested based on our quarterly net deficits for the periods presented. Draw requests are funded in the quarter subsequent to any net deficit. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock, which remains $72.3 billion. The amount of available funding remaining under the Purchase Agreement is $140.5 billion, and would be reduced by any future draws.
Draws From Treasury

(in billions)	Total
Total Senior Preferred Stock Outstanding	$72.3
Less: Initial Liquidation Preference	$1.0
Treasury Draws	$71.3

Dividend Payments to Treasury

(in billions)	Total
Dividend Payments as of 12/31/15	$96.5
Q1 2016 Dividend Obligation	$1.7
Total Dividend Payments	$98.2

Freddie Mac 2015 Form 10-K	2

Introduction	About Freddie Mac | Executive Summary

CONSOLIDATED FINANCIAL RESULTS

Comprehensive Income

Our comprehensive income for 2015 declined compared to 2014, primarily as a result of the following items:

•
Lower other income, as we did not have any significant litigation settlements in 2015 related to our investments in non-agency mortgage-related securities. By comparison, we had a number of significant litigation settlements in 2014;

•
We recorded fair value losses in 2015 on certain mortgage loans and mortgage-related securities that are measured at fair value due to spread widening, while in 2014 we recorded gains due to spread tightening; partially offset by

•	Lower derivative fair value losses in 2015 than in 2014. Longer-term interest rates declined less in 2015 than in 2014, when the yield curve also flattened, leading to lower losses.
Our comprehensive income for 2014 declined compared to 2013, primarily as a result of events that occurred in 2013 but which did not occur in 2014, including:

•	The release of the valuation allowance on our deferred tax asset; and

•	Representation and warranty settlements related to our pre-conservatorship single-family loan purchases.

Freddie Mac 2015 Form 10-K	3

Introduction	About Freddie Mac | Executive Summary

Variability of Earnings

Our financial results are subject to significant earnings variability from period to period. This variability is primarily driven by:

•
Interest-Rate Volatility — We hold assets and liabilities that expose us to interest-rate risk. Through our use of derivatives, we manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. However, the way we account for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value), including derivatives, creates volatility in our earnings when interest rates fluctuate. Based upon the composition of our financial assets and liabilities, including derivatives, at December 31, 2015, we generally recognize fair value losses in earnings when interest rates decline. This volatility generally is not indicative of the underlying economics of our business. This volatility and the declining capital reserve required under the terms of the Purchase Agreement (ultimately reaching zero in 2018) will increase the risk of our having a negative net worth and being required to draw from Treasury. We are exploring ways in which we can limit or manage our exposure to this volatility. For information about the sensitivity of our financial results to interest-rate volatility, see "MD&A - Risk Management - Interest-Rate Risk and Other Market Risks."

•
Spread Volatility — Spread volatility (i.e., credit spreads, liquidity spreads, risk premiums, etc.), or OAS, is the risk associated with changes in interest rates in excess of benchmark rates. We hold assets and liabilities that expose us to spread volatility, which may contribute to significant earnings volatility. For financial assets and liabilities measured at fair value, we generally recognize fair value losses when spreads widen. However, we may enter into transactions or take other steps to limit or manage our exposure to spread volatility.

•
Non-Recurring Events — From time to time, we have experienced and will likely continue to experience significant earnings volatility from non-recurring events, including events such as settlements with counterparties and changes in certain valuation allowances.

Freddie Mac 2015 Form 10-K	4

Introduction	About Freddie Mac | Our Business

OUR BUSINESS
PRIMARY BUSINESS STRATEGIES

Our primary business strategies describe how we plan to pursue our Charter Mission over a timeframe of three to five years, or approximately through 2018 to 2020. Our core assumption is that the conservatorship will continue with no material changes during that period. These strategies complement FHFA's annual Conservatorship Scorecards.
Charter Mission
We are a government-sponsored enterprise with a specific and limited corporate purpose (i.e., “Charter Mission”) to support the liquidity, stability and affordability of U.S. housing mortgage markets as a participant in the secondary mortgage market, while operating as a commercial enterprise earning an appropriate return. Everything we do must be done within the specific constraints of our Charter Mission.
Our Twin Goals
We established overarching twin goals to enable us to reach our Charter Mission:

•	A Better Freddie Mac; and

•	A Better Housing Finance System
Our Key Strategies
A Better Freddie Mac
We are focused on operating as a very well-run large financial institution, by:

•	Being a very effective operating organization;

•	Being a market leader through customer focus and innovation; and

•	Managing risk and economic capital for quality risk-adjusted returns.
A Better Housing Finance System
We are focused on providing leadership, through innovation and constructive forward-looking engagement with FHFA to improve the liquidity, stability, and affordability of the U.S. housing markets, by:

•	Modernizing and improving the functioning of the mortgage markets;

•	Developing greater responsible access to housing finance; and

•	Reducing taxpayer exposure to mortgage risks.
For further information on our goals and detailed strategies for each of our business segments, see "MD&A — Our Business Segments."

Freddie Mac 2015 Form 10-K	5

Introduction	About Freddie Mac | Our Business

OUR CHARTER

Our Charter forms the framework for our business activities. Our statutory mission as defined in our Charter is to:

•	Provide stability in the secondary market for residential loans;

•	Respond appropriately to the private capital market;

•
Provide ongoing assistance to the secondary market for residential loans (including activities relating to loans for low- and moderate-income families, involving a reasonable economic return that may be less than the return earned on other activities) by increasing the liquidity of mortgage investments and improving the distribution of investment capital available for residential mortgage financing; and

•
Promote access to mortgage loan credit throughout the U.S. (including central cities, rural areas, and other underserved areas) by increasing the liquidity of mortgage investments and improving the distribution of investment capital available for residential mortgage financing.

Our Charter permits us to purchase first-lien single-family loans with LTV ratios at the time of our purchase of less than or equal to 80%. Our Charter also permits us to purchase first-lien single-family loans that do not meet this criterion if we have certain specified credit protections, which include mortgage insurance on the portion of the UPB of the loan that exceeds an 80% LTV ratio, a seller's agreement to repurchase or replace a defaulted loan, or the retention by the seller of at least a 10% participation interest in the loan.
This Charter requirement does not apply to multifamily loans or to loans that have the benefit of any guarantee, insurance or other obligation by the U.S. or any of its agencies or instrumentalities (e.g., the FHA, the VA, or the USDA Rural Development). Additionally, as part of HARP, we purchase single-family loans that refinance loans we currently own or guarantee without obtaining additional credit enhancement in excess of that already in place for any such loan, even when the LTV ratio of the new loan is above 80%.
Our Charter does not permit us to originate loans or lend money directly to consumers in the primary mortgage market. Our Charter limits our purchase of single-family loans to the conforming loan market, which consists of loans originated with UPBs at or below limits determined annually based on changes in FHFA’s housing price index. Since 2006, the base conforming loan limit for a one-family residence has been set at $417,000, and higher limits have been established in certain “high-cost” areas (currently, up to $625,500 for a one-family residence). Higher limits also apply to two- to four-family residences and to loans secured by properties in Alaska, Guam, Hawaii, and the U.S. Virgin Islands.

Freddie Mac 2015 Form 10-K	6

Introduction	About Freddie Mac | Our Business

BUSINESS SEGMENTS

We have three reportable segments: Single-family Guarantee, Multifamily, and Investments. Certain activities that are not part of a reportable segment are included in the All Other category. For more information on our segments, see “MD&A - Our Business Segments" and Note 12.
EMPLOYEES

At February 4, 2016, we had 5,416 full-time and 46 part-time employees.
PROPERTIES

Our principal offices consist of four office buildings we own in McLean, Virginia, comprising approximately 1.3 million square feet. We operate our business in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
AVAILABLE INFORMATION

We file reports and other information with the SEC. In view of the Conservator’s succession to all of the voting power of our stockholders, we have not prepared or provided proxy statements for the solicitation of proxies from stockholders since we entered into conservatorship, and do not expect to do so while we remain in conservatorship. Pursuant to SEC rules, our annual reports on Form 10-K contain certain information typically provided in an annual proxy statement.
We make available, free of charge through our website at www.freddiemac.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with the SEC. In addition, materials that we file with the SEC are available for review and copying at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC.
We are providing our website addresses and the website address of the SEC here and elsewhere in this Form 10-K solely for your information. Information appearing on our website or on the SEC’s website is not incorporated into this Form 10-K.
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

Freddie Mac 2015 Form 10-K	7

Introduction	About Freddie Mac | Our Business

obligations, we report these types of obligations either in offering circulars or supplements thereto that we post on our website or in a current report on Form 8-K, in accordance with a “no-action” letter we received from the SEC staff. In cases where the information is disclosed in an offering circular posted on our website, the document will be posted within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.
The website address for disclosure about our debt securities is www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac’s global debt facility, including pricing supplements for individual issuances of debt securities. Similar information about our STACR debt notes is available at www.freddiemac.com/creditriskofferings.
Disclosure about the mortgage-related securities we issue, some of which are off-balance sheet obligations (e.g., K Certificates), can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and related offering circular supplements.
FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-K, contain “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-family Guarantee, Multifamily, and Investments segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, and our results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “possible,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” section of this Form 10-K, and:

•
The actions the U.S. government (including FHFA, Treasury, and Congress) may take, or require us to take, including to support the housing markets or to implement FHFA’s Conservatorship Scorecards and other objectives for us;

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

Freddie Mac 2015 Form 10-K	8

Introduction	About Freddie Mac | Forward-Looking Statements

•	The success of our efforts to mitigate our losses on our Legacy single-family book and our investments in non-agency mortgage-related securities;

•	The success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS, K Certificate and other credit risk transfer transactions;

•	Our ability to maintain the security of our operating systems and infrastructure (e.g., against cyberattacks);

•	Changes in economic and market conditions, including changes in employment rates, interest rates, spreads, and home prices;

•	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance versus purchase, and fixed-rate versus ARM);

•	Our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	The adequacy of our risk management framework;

•	Our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

•
Our ability to limit or manage our exposure to interest-rate volatility and spread volatility, including the availability of derivative financial instruments needed for interest-rate risk management purposes;

•	Changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	Changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs and multifamily K Certificates);

•	Changes in the practices of loan originators, investors and other participants in the secondary mortgage market; and

•	Other factors and assumptions described in this Form 10-K, including in the “MD&A” section.
Forward-looking statements are made only as of the date of this Form 10-K, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-K.

Freddie Mac 2015 Form 10-K	9

Selected Financial Data

SELECTED FINANCIAL DATA
The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and accompanying notes.

	At or For the Year Ended December 31,
(dollars in millions, except share-related amounts)	2015	2014	2013	2012	2011
Statements of Comprehensive Income Data
Net interest income	$14,946	$14,263	$16,468	$17,611	$18,397
(Provision) benefit for credit losses	2,665	(58)	2,465	(1,890)	(10,702)
Non-interest income (loss)	(3,599)	(113)	8,519	(4,083)	(10,878)
Non-interest expense	(4,738)	(3,090)	(2,089)	(2,193)	(2,483)
Income tax (expense) benefit	(2,898)	(3,312)	23,305	1,537	400
Net income (loss)	6,376	7,690	48,668	10,982	(5,266)
Comprehensive income (loss)	5,799	9,426	51,600	16,039	(1,230)
Net loss attributable to common stockholders	(23)	(2,336)	(3,531)	(2,074)	(11,764)
Net loss per common share - basic and diluted	(0.01)	(0.72)	(1.09)	(0.64)	(3.63)
Cash dividends per common share	—	—	—	—	—
Weighted average common shares outstanding - basic and diluted (in millions)	3,235	3,236	3,238	3,240	3,245

Balance Sheets Data
Loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)	$1,625,184	$1,558,094	$1,529,905	$1,495,932	$1,564,131
Total assets	1,986,050	1,945,539	1,966,061	1,989,856	2,147,216
Debt securities of consolidated trusts held by third parties	1,556,121	1,479,473	1,433,984	1,419,524	1,471,437
Other Debt	414,306	450,069	506,767	547,518	660,546
All other liabilities	12,683	13,346	12,475	13,987	15,379
Total stockholders' equity (deficit)	2,940	2,651	12,835	8,827	(146)

Portfolio Balances - UPB
Mortgage-related investments portfolio	$346,911	$408,414	$461,024	$557,544	$653,313
Total Freddie Mac mortgage-related securities	1,729,493	1,637,086	1,592,511	1,562,040	1,624,684
Total mortgage portfolio	1,941,587	1,910,106	1,914,661	1,956,276	2,075,394
TDRs on accrual status	82,347	82,908	78,708	66,590	45,254
Non-accrual loans	22,649	33,130	43,457	63,005	76,575

Ratios
Return on average assets	0.3%	0.4%	2.5%	0.5%	(0.2)%
Allowance for loan losses as percentage of loans, held-for-investment	0.9	1.3	1.4	1.8	2.2
Equity to assets	0.1	0.4	0.5	0.2	—

Freddie Mac 2015 Form 10-K	10

Management's Discussion and Analysis	Key Economic Indicators | Single-family Home Prices

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
KEY ECONOMIC INDICATORS
The following graphs and related discussion present certain macroeconomic indicators that can significantly affect our business and financial results.
SINGLE-FAMILY HOME PRICES
NATIONAL HOME PRICES

(December 2000 = 100)

EFFECT ON FINANCIAL RESULTS

•	Changes in home prices affect the amount of equity that borrowers have in their homes. Borrowers with less equity typically have higher delinquency rates.

•	As home prices decline, the severity of losses we incur on defaulted loans that we hold or guarantee increases because the amount we can recover from the property securing the loan decreases.

•	Declines in home prices typically result in increases in expected credit losses on the mortgage-related securities we hold.

•
Declines in home prices may result in declines in the value of our non-agency mortgage-related securities as lower home values may increase default rates and affect the prepayment activities of the borrowers.

COMMENTARY

•
Home prices continued to appreciate during 2015, increasing 6.2%, compared to an increase of 5.2% during 2014, based on our own non-seasonally adjusted price index of single-family homes funded by loans owned or guaranteed by us or Fannie Mae.

•	National home prices at the end of 2015 remained approximately 6% below their June 2006 peak levels, based on our index.

•	We expect near-term home price growth rates to moderate gradually and return to growth rates consistent with long-term historical averages of approximately 2% to 5% per year.

Freddie Mac 2015 Form 10-K	11

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

INTEREST RATES
KEY MARKET INTEREST RATES AT QUARTER END

EFFECT ON FINANCIAL RESULTS

•
The 30-year Primary Mortgage Market Survey ("PMMS") interest rate represents the national average of mortgage rates on new 30-year fixed-rate mortgages. Declines in the PMMS rate typically result in increases in refinancing activity and originations.

•	Changes in interest rates affect the fair value of certain of our assets and liabilities, including derivatives, on our consolidated balance sheets measured at fair value on a recurring basis.

•	For additional information on the effect of LIBOR swap rates on our financial results, see "Our Business Segments - Investments - Market Conditions."

COMMENTARY

•
Mortgage interest rates for 30-year fixed-rate loans are typically closely related to other long-term interest rates such as the 10-year Treasury rate and the 10-year LIBOR rate. When these rates decline, mortgage interest rates for 30-year fixed-rate loans usually also decline.

•
Mortgage interest rates, as indicated by the 30-year PMMS rate, increased at the end of 2015. However, the average 30-year PMMS rate was 3.85% in 2015 compared to 4.17% in 2014, resulting in higher refinancing activity and higher overall origination activity during 2015.

•	Longer-term interest rates, as indicated by the 10-year LIBOR rate and the 10-year Treasury rate, declined sharply in 2014 but moderated in 2015.

•
The Federal Reserve decided in December 2015 to begin raising short-term interest rates but committed to a measured pace of monetary tightening. However, the magnitude and timing of the impact of the Federal Reserve’s action on mortgage and other longer-term rates is uncertain.

Freddie Mac 2015 Form 10-K	12

Management's Discussion and Analysis	Key Economic Indicators | Unemployment Rate

UNEMPLOYMENT RATE
UNEMPLOYMENT RATE AND JOB CREATION

Source: U.S. Bureau of Labor Statistics

EFFECT ON FINANCIAL RESULTS

•	Changes in the unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.

•	Increases in the unemployment rate typically result in higher levels of delinquencies, which often result in an increase in expected credit losses on our total mortgage portfolio.

•	Decreases in the unemployment rate typically result in lower levels of delinquencies, which often result in a decrease in expected credit losses on our total mortgage portfolio.

COMMENTARY

•	Monthly net new job growth decreased during 2015, but remained above 200,000 per month on average.

•	The unemployment rate continued to decline from the peak of 10.0% reached in October 2009.

•	We expect the unemployment rate to decline slightly throughout 2016 and 2017.

Freddie Mac 2015 Form 10-K	13

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our consolidated financial statements and accompanying notes. See “Critical Accounting Policies and Estimates” for information concerning certain significant accounting policies and estimates applied in determining our reported results of operations and Note 1 for information on our accounting policies.
The table below compares our consolidated results of operations for the past three years.

	Year Ended December 31,			Change 2015-2014		Change 2014-2013
(dollars in millions)	2015	2014	2013	$	%	$	%
Net interest income	$14,946	$14,263	$16,468	$683	5%	$(2,205)	(13)%
Benefit (provision) for credit losses	2,665	(58)	2,465	2,723	(4,695)%	(2,523)	(102)%
Net interest income after benefit (provision) for credit losses	17,611	14,205	18,933	3,406	24%	(4,728)	(25)%
Non-interest income (loss):
Gains (losses) on extinguishment of debt	(240)	(422)	446	182	(43)%	(868)	(195)%
Derivative gains (losses)	(2,696)	(8,291)	2,632	5,595	(67)%	(10,923)	(415)%
Net impairment of available-for-sale securities recognized in earnings	(292)	(938)	(1,510)	646	(69)%	572	(38)%
Other gains (losses) on investment securities recognized in earnings	508	1,494	301	(986)	(66)%	1,193	396%
Other income (loss)	(879)	8,044	6,650	(8,923)	(111)%	1,394	21%
Total non-interest income (loss)	(3,599)	(113)	8,519	(3,486)	3,085%	(8,632)	(101)%
Non-interest expense:
Administrative expense	(1,927)	(1,881)	(1,805)	(46)	2%	(76)	4%
REO operations (expense) income	(338)	(196)	140	(142)	72%	(336)	(240)%
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(967)	(775)	(533)	(192)	25%	(242)	45%
Other (expense) income	(1,506)	(238)	109	(1,268)	533%	(347)	(318)%
Total non-interest expense	(4,738)	(3,090)	(2,089)	(1,648)	53%	(1,001)	48%
Income before income tax (expense) benefit	9,274	11,002	25,363	(1,728)	(16)%	(14,361)	(57)%
Income tax (expense) benefit	(2,898)	(3,312)	23,305	414	(13)%	(26,617)	(114)%
Net income	6,376	7,690	48,668	(1,314)	(17)%	(40,978)	(84)%
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(577)	1,736	2,932	(2,313)	(133)%	(1,196)	(41)%
Comprehensive income	$5,799	$9,426	$51,600	$(3,627)	(38)%	$(42,174)	(82)%
Key Drivers:

•
Net interest income increased in 2015 compared to 2014, primarily due to an increase in management and guarantee fee income and amortization of upfront fees and basis adjustments as a result of higher prepayment rates. This increase was partially offset by a reduction in the amount of contractual net interest income derived from our mortgage-related investments portfolio, as this portfolio has continued to decline pursuant to the portfolio limits established by the Purchase Agreement and by FHFA. Net interest income decreased in 2014 compared to 2013, primarily due to a reduction in our mortgage-related investments portfolio and less amortization of upfront fees and basis adjustments as a result of lower prepayment rates. See “Net Interest Income” for more information.

•
Benefit (provision) for credit losses was a benefit in 2015 and was driven by the reclassification of loans from held-for-investment to held-for-sale. Excluding the effect of the reclassification of loans,

Freddie Mac 2015 Form 10-K	14

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

the amount of our benefit was not significant. The (provision) for credit losses in 2014 reflects a decline in the volume of newly impaired loans and a smaller benefit from settlement agreements with certain sellers to release specified loans from certain repurchase obligations in 2014 compared to 2013. See "Benefit (Provision) For Credit Losses" for more information.

•
Gains (losses) on extinguishment of debt in 2015, 2014, and 2013 primarily resulted from purchases of single-family PCs (which are accounted for as the extinguishment of debt). We extinguished debt securities of consolidated trusts with a UPB of $54.6 billion, $49.2 billion, and $44.4 billion in 2015, 2014, and 2013, respectively. Losses in 2015 and 2014 were driven by interest rate declines between the time of issuance and the time of repurchase of these debt securities.

•
Changes in derivative gains (losses) primarily resulted from changes in interest rates. In 2015, longer-term interest rates declined less than they did in 2014, and resulted in lower fair value losses. Derivative losses also include the accrual of periodic cash settlements, which is the net amount we accrued during the period for interest-rate swap payments that we will make. In 2014, derivative losses primarily resulted from the effect of a flattening of the yield curve on the fair value of our interest-rate swaps. See "Derivative Gains (Losses)" for more information.

•
Net impairments of available-for-sale securities recognized in earnings declined in 2015 compared to 2014 because the unrealized losses associated with securities we intend to sell were lower due to improvements in forecasted home prices, declines in market interest rates, and continued tightening of credit spreads for our non-agency mortgage-related securities. Net impairments of available-for-sale securities recognized in earnings declined in 2014 compared to 2013 primarily as a result of increased impairments in 2013 due to the availability of more detailed information which enhanced the assumptions used to estimate the contractual loan terms for certain modified loans collateralizing our non-agency mortgage-related securities. See "Conservatorship And Related Matters - Limits On Our Mortgage-Related Investments Portfolio And Indebtedness" for additional information concerning our efforts to reduce our less liquid assets.

•
Other gains (losses) on investment securities recognized in earnings. The decrease in gains in 2015 compared to 2014 was primarily due to a decrease in sales of agency mortgage-related securities. The increase in gains in 2014 compared to 2013 was primarily the result of the effect of a decline in longer-term interest rates on the fair values of our trading securities.

•
Changes in other income (loss) were primarily driven by non-agency mortgage-related securities settlements, lower-of-cost-or-fair-value adjustments for mortgage loans transferred to held-for-sale, and changes in fair value of multifamily mortgage loans for which we have elected the fair value option, as discussed below.

The change between 2015 and 2014 was primarily driven by:

◦	$6.0 billion decline in income from non-agency mortgage-related securities litigation settlements, as there was only one settlement in 2015;

◦
$2.0 billion increase in write-downs due to lower-of-cost-or-fair-value adjustments for mortgage loans transferred from held-for-investment to held-for-sale (see "Effect of Loan Reclassifications" for more information); and

◦	$0.7 billion decline in the fair value of these multifamily mortgage loans, due to the widening of K Certificate benchmark spreads observed in the market.
The change between 2014 and 2013 was primarily driven by:

Freddie Mac 2015 Form 10-K	15

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

◦	$0.6 billion increase in income from non-agency mortgage-related securities settlements, as the majority of such settlements occurred in 2014;

◦	$1.6 billion increase in the fair value of these multifamily mortgage loans, due to the tightening of K Certificate benchmark spreads observed in the market; and

◦	$0.2 billion increase in write-downs due to lower-of-cost-or-fair-value adjustments for mortgage loans transferred from held-for-investment to held-for-sale.

•
Administrative expense increased in 2015 and 2014 primarily because of costs associated with the FHFA-mandated termination of our pension plans. This increase was partially offset by lower professional services expense driven by lower expenses associated with FHFA-led lawsuits regarding our investments in certain non-agency mortgage-related securities.

•
REO operations expense increased in 2015 and 2014 compared to the respective prior year. REO property expenses declined in 2015 and 2014, consistent with a decline in REO inventory in each year. However, the REO property expenses were offset to a lesser extent by gains on the disposition of REO properties and recoveries from mortgage insurance, compared to the respective prior year.

•
Temporary Payroll Tax Cut Continuation Act of 2011 expense continued to increase as a result of the increase in the population of loans subject to this expense. As of December 31, 2015, $1.1 trillion of loans (or 63% of the single-family credit guarantee portfolio) were subject to these fees. We expect the amount of these fees will continue to increase in the future as we add new business and the population of loans subject to these fees increases.

•
Other expense increased during 2015 compared to 2014, primarily driven by property taxes and insurance costs associated with loans reclassified from held-for-investment to held-for-sale. These costs are considered part of the loan loss reserves while the loans are classified as held-for-investment. See "Effect of Loan Reclassifications" for more information. In addition, beginning January 1, 2015, FHFA directed us to allocate funds that will be distributed to certain housing funds pursuant to the GSE Act. During 2015, we completed $393.8 billion of new business purchases subject to this allocation and accrued $165 million of related expense. We expect to pay these amounts in February 2016. Other expense increased during 2014 compared to 2013, due to a settlement with Lehman Brothers Holdings Inc. to resolve our claims related to Lehman’s bankruptcy which reduced other expenses in 2013.

•
Income tax expense decreased in 2015 due to a decrease in pre-tax income. Income tax expense in 2014 reflects our return to a normal income tax recognition environment after the release of the valuation allowance against our net deferred tax asset in 2013.

•
Other comprehensive income was a loss in 2015 compared to income in 2014, primarily due to less spread tightening for our non-agency mortgage-related securities and less impairment reclassifications from AOCI into earnings. These factors were partially offset by a lower amount of accretion being recognized during 2015 compared to 2014. Other comprehensive income decreased during 2014 compared to 2013, primarily due to less spread tightening for our non-agency mortgage-related securities, partially offset by a flattening of the yield curve during 2014.

The three items discussed below affected multiple line items on our consolidated results of operations.
Effect of Loan Reclassifications
In 2014, management, with the approval of FHFA, decided to pursue sales of certain seriously delinquent single-family mortgage loans. During 2015, we expanded this program to include sales of certain

Freddie Mac 2015 Form 10-K	16

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

performing loans that are held by consolidated trusts in which we own all of the trusts' outstanding beneficial interests.
During 2015 and 2014, we reclassified $13.6 billion and $0.7 billion, respectively, in UPB of single-family mortgage loans from held-for-investment to held-for-sale. The initial reclassifications of these loans affected several line items on our consolidated results of operations, as shown in the table below.

	Year Ended December 31,
(in millions)	2015	2014
Benefit for credit losses	$2,314	$147
Other income (loss) - lower-of-cost-or-fair-value adjustment	(2,193)	(195)
Other (expense) income - property taxes and insurance associated with these loans	(1,178)	(62)
Effect on income before income tax (expense) benefit	$(1,057)	$(110)
Interest-Rate Risk Management Activities
We fund our business activities primarily through the issuance of unsecured short- and long-term debt. The type of debt we issue is based on a variety of factors including market conditions and our liquidity requirements.
We use derivatives to economically hedge interest-rate sensitivity mismatches between our assets and liabilities. For example, depending on our strategic objectives and the duration of our mortgage-related assets, we may fund our business using longer-term debt or using a mix of derivatives and shorter- and medium-term debt. Through our use of derivatives, we manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. For more information about our interest-rate risk management and the sensitivity of reported earnings to our interest-rate risk management activities, see “Risk Management - Interest Rate Risk and Other Market Risk.”
We currently favor a mix of derivatives and shorter- and medium-term debt to fund our business and manage interest-rate risk. This funding mix is a less expensive method than relying more extensively on long-term debt, and it provides greater flexibility and opportunity to match the duration of our assets and liabilities in the future as we reduce the mortgage-related investments portfolio in accordance with the requirements of the Purchase Agreement and FHFA.
While our interest-rate risk management activities reduce our economic exposure to interest-rate risk to a low level, as measured by our models, the accounting treatment for our assets and liabilities, including derivatives, creates volatility in our earnings when interest rates fluctuate. Some assets and liabilities are measured at amortized cost and some are measured at fair value, while all derivatives are measured at fair value. These measurement differences create volatility in our earnings that generally is not indicative of the underlying economics of our business.
The table below presents the effect of derivatives used in our interest-rate risk management activities on our comprehensive income, after considering the accrual of periodic cash settlements (which is the economic equivalent of interest expense), and the extent to which the effect of interest rate changes on our derivatives was offset by their effect on other financial instruments. The estimated net effect on comprehensive income is essentially the derivative gains (losses) attributable to financial instruments that are not measured at fair value.

Freddie Mac 2015 Form 10-K	17

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

	Year Ended December 31,
(in billions)	2015	2014	2013
Components of derivative gains (losses)
Derivative gains (losses)	$(2.7)	$(8.3)	$2.6
Less: Accrual of periodic cash settlements	(2.2)	(2.6)	(3.5)
Derivative fair value changes	$(0.5)	$(5.7)	$6.1
Estimated Net Interest Rate Effect
Interest rate effect on derivative fair values	$(0.5)	$(5.5)	$5.9
Estimate of offsetting interest rate effect related to financial instruments measured at fair value	0.2	2.0	(4.0)
Income tax benefit (expense)	0.1	1.2	(0.7)
Estimated Net Interest Rate Effect on Comprehensive income	$(0.2)	$(2.3)	$1.2
As this table demonstrates, the estimated net effect of derivatives used in our interest-rate risk management activities on our comprehensive income is volatile, and can be significant. For information about the sensitivity of our financial results to interest-rate volatility, see "Risk Management - Interest-Rate Risk and Other Market Risks."
Effects of Changes in Asset Spreads
Comprehensive income was impacted by an estimated $(0.1) billion, $2.0 billion, and $2.5 billion (after-tax) for 2015, 2014, and 2013, respectively, due to the impact of credit spread tightening (widening) on certain mortgage loans and mortgage-related securities measured at fair value.

Freddie Mac 2015 Form 10-K	18

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

NET INTEREST INCOME
EXPLANATION OF KEY DRIVERS OF NET INTEREST INCOME

Net interest income consists of several primary components:

•	Contractual net interest income - consists of two primary components:

◦	The difference between the interest income earned on the assets in our investments portfolio and the interest expense incurred on the liabilities used to fund those assets; and

◦
Management and guarantee fees on loans held by consolidated trusts. We record interest income on loans held by consolidated trusts and interest expense on the debt securities issued by the trusts. The difference between the interest income on the loans and the interest expense on the debt represents the management and guarantee fee income we receive as compensation for our guarantee of the principal and interest payments of the issued debt securities. This difference includes the legislated 10 basis point increase in management and guarantee fees that is remitted to Treasury as part of the Temporary Payroll Tax Cut Continuation Act of 2011.

Contractual net interest income is primarily driven by the volume of assets in the mortgage-related investments and guarantee portfolios and the interest rate differential between those interest-earning assets and the related interest-bearing liabilities.

•
Amortization of cost basis adjustments - consists of cost basis adjustments, such as premiums and discounts on loans, investment securities, and debt that are amortized into interest income or interest expense based on the effective yield over the contractual life of the associated financial instrument.

The majority of our total net amortization relates to loans and debt securities of consolidated trusts, while amortization related to investment securities, other debt, and other assets and liabilities makes up a smaller portion. The net amortization of loans and debt securities of consolidated trusts is primarily driven by actual prepayments on the underlying loans.
Net amortization of loans and debt securities of consolidated trusts generally increases net interest income as it includes amortization of the upfront delivery fees we receive when we acquire a loan. Increases in actual prepayments result in higher net amortization, while decreases in actual prepayments result in lower net amortization. The timing of amortization of loans may differ from the timing of amortization of the securities backed by the loans, as the proceeds received from the loans backing these securities are remitted to the security holders at a date subsequent to the date proceeds from the loans are received.

•
Expense related to derivatives - consists of deferred gains and losses on closed cash flow hedges related to forecasted debt issuances that are reclassified from AOCI to net interest income when the related forecasted transaction affects net interest income.

Freddie Mac 2015 Form 10-K	19

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

NET INTEREST YIELD ANALYSIS

The table below presents an analysis of interest-earning assets and interest-bearing liabilities. Mortgage loans on non-accrual status, where interest income is generally recognized when collected, are included in the average balances.

	Year Ended December 31,
	2015			2014			2013
(dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$12,482	$8	0.06%	$13,889	$4	0.03%	$31,087	$15	0.05%
Securities purchased under agreements to resell	51,380	62	0.12	42,905	28	0.06	44,897	36	0.08
Mortgage-related securities:
Mortgage-related securities	226,162	8,706	3.85	256,548	10,027	3.91	313,707	12,787	4.08
Extinguishment of PCs held by Freddie Mac	(107,986)	(3,929)	(3.64)	(111,545)	(4,190)	(3.76)	(127,999)	(5,045)	(3.94)
Total mortgage-related securities, net	118,176	4,777	4.04	145,003	5,837	4.03	185,708	7,742	4.17
Non-mortgage-related securities	10,699	17	0.16	9,983	6	0.06	21,385	26	0.12
Loans held by consolidated trusts(1)	1,590,768	55,867	3.51	1,540,570	57,036	3.70	1,511,128	57,189	3.78
Loans held by Freddie Mac(1)	157,261	6,359	4.04	170,017	6,569	3.86	203,760	7,694	3.78
Total interest-earning assets	$1,940,766	$67,090	3.46	$1,922,367	$69,480	3.61	$1,997,965	$72,702	3.63
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,611,388	$(49,465)	(3.07)	$1,557,895	$(52,193)	(3.35)	$1,532,032	$(52,395)	(3.42)
Extinguishment of PCs held by Freddie Mac	(107,986)	3,929	3.64	(111,545)	4,190	3.76	(127,999)	5,045	3.94
Total debt securities of consolidated trusts held by third parties	1,503,402	(45,536)	(3.03)	1,446,350	(48,003)	(3.32)	1,404,033	(47,350)	(3.37)
Other debt:
Short-term debt	108,096	(173)	(0.16)	118,211	(145)	(0.12)	132,674	(178)	(0.13)
Long-term debt	313,502	(6,207)	(1.98)	331,887	(6,768)	(2.04)	393,094	(8,251)	(2.10)
Total other debt	421,598	(6,380)	(1.51)	450,098	(6,913)	(1.54)	525,768	(8,429)	(1.60)
Total interest-bearing liabilities	1,925,000	(51,916)	(2.70)	1,896,448	(54,916)	(2.89)	1,929,801	(55,779)	(2.89)
Expense related to derivatives	—	(228)	(0.01)	—	(301)	(0.02)	—	(455)	(0.02)
Impact of net non-interest-bearing funding	15,766	—	0.02	25,919	—	0.04	68,164	—	0.10
Total funding of interest-earning assets	$1,940,766	$(52,144)	(2.69)	$1,922,367	$(55,217)	(2.87)	$1,997,965	$(56,234)	(2.81)
Net interest income/yield		$14,946	0.77%		$14,263	0.74%		$16,468	0.82%

(1)
Loan fees, primarily consisting of amortization of delivery fees, included in interest income for loans held by consolidated trusts were $2.0 billion, $1.4 billion, and $1.2 billion, respectively, and were $383 million, $373 million, and $294 million in 2015, 2014, and 2013, respectively, for loans held by Freddie Mac.

Freddie Mac 2015 Form 10-K	20

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

NET INTEREST INCOME RATE / VOLUME ANALYSIS

The table below presents a rate and volume analysis of our net interest income. Our net interest income reflects the reversal of interest income accrued, net of interest received on a cash basis, related to mortgage loans that are on non-accrual status.

	2015 vs. 2014 Variance Due to			2014 vs. 2013 Variance Due to
(in millions)	Rate	Volume	Total Change	Rate	Volume	Total Change
Interest-earning assets:
Cash and cash equivalents	$6	$(2)	$4	$(5)	$(6)	$(11)
Securities purchased under agreements to resell	24	10	34	(7)	(1)	(8)
Mortgage-related securities:
Mortgage-related securities	(149)	(1,172)	(1,321)	(508)	(2,252)	(2,760)
Extinguishment of PCs held by Freddie Mac	129	132	261	229	626	855
Total mortgage-related securities, net	(20)	(1,040)	(1,060)	(279)	(1,626)	(1,905)
Non-mortgage-related securities	11	—	11	(10)	(10)	(20)
Loans held by consolidated trusts	(2,991)	1,822	(1,169)	(1,256)	1,103	(153)
Loans held by Freddie Mac	297	(507)	(210)	175	(1,300)	(1,125)
Total interest-earning assets	$(2,673)	$283	$(2,390)	$(1,382)	$(1,840)	$(3,222)
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$4,476	$(1,748)	$2,728	$1,079	$(877)	$202
Extinguishment of PCs held by Freddie Mac	(129)	(132)	$(261)	(229)	(626)	$(855)
Total debt securities of consolidated trusts held by third parties	4,347	(1,880)	$2,467	850	(1,503)	(653)
Other debt:
Short-term debt	(41)	13	(28)	15	18	33
Long-term debt	193	368	561	229	1,254	1,483
Total other debt	152	381	533	244	1,272	1,516
Total interest-bearing liabilities	4,499	(1,499)	3,000	1,094	(231)	863
Expense related to derivatives	73	—	73	154	—	154
Total funding of interest-earning assets	$4,572	$(1,499)	$3,073	$1,248	$(231)	$1,017
Net interest income	$1,899	$(1,216)	$683	$(134)	$(2,071)	$(2,205)

Freddie Mac 2015 Form 10-K	21

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

COMPONENTS OF NET INTEREST INCOME

The table below presents the components of net interest income.

	Year Ended December 31,			Change 2015-2014		Change 2014-2013
(in millions)	2015	2014	2013	$	%	$	%
Contractual net interest income:
Management and guarantee fee income	$2,722	$2,399	$2,111	$323	13%	$288	14%
Management and guarantee fee income related to the Temporary Payroll Tax Cut Continuation Act of 2011	957	759	519	198	26%	240	46%
Other contractual net interest income	8,106	9,070	11,484	(964)	(11)%	(2,414)	(21)%
Total contractual net interest income	11,785	12,228	14,114	(443)	(4)%	(1,886)	(13)%
Net amortization - loans and debt securities of consolidated trusts	2,883	1,913	2,791	970	51%	(878)	(31)%
Net amortization - other assets and debt	506	423	18	83	20%	405	2,250%
Expense related to derivatives	(228)	(301)	(455)	73	(24)%	154	(34)%
Net interest income	$14,946	$14,263	$16,468	$683	5%	$(2,205)	(13)%

Key Drivers:

•
Management and guarantee fee income increased during 2015, compared to 2014 and 2013, as the rates and volume of our guarantee businesses increased. Specifically, management and guarantee fee rates received on new business are higher than the rates received on older vintages that continue to pay-down. Furthermore, the size of our single-family credit guarantee portfolio continues to grow as we continue to securitize single-family loans into PCs. The increase in management and guarantee fee income, combined with a decline in our other contractual net interest income, resulted in management and guarantee fee income becoming a larger component of our contractual net interest income. We expect this trend to continue in the future. See the Single-family Guarantee segment's "Business Results" section in "Our Business Segments" for additional discussion.

•
Other contractual net interest income declined in 2015 and 2014, primarily due to the reduction in the balance of our mortgage-related investments portfolio, as we continue to manage the size and composition of this portfolio pursuant to the limits established by the Purchase Agreement and by FHFA. Although we reinvested a portion of the proceeds received from pay-downs and dispositions, the new mortgage-related assets we acquired have lower yields as a result of a lower interest rate environment. We expect our other contractual net interest income to continue to decline in the near future as we reduce our mortgage-related investments portfolio. See "Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness" for additional discussion of the limits on the mortgage-related investments portfolio.

•
Net amortization of loans and debt securities of consolidated trusts increased in 2015 compared to 2014 due to an increase in the amortization of upfront fees and basis adjustments on debt securities of consolidated trusts. This increase was primarily driven by higher prepayment rates on single-family loans in 2015 compared to 2014. Conversely, net amortization of loans and debt securities of consolidated trusts was lower in 2014 compared to 2013, due to slower prepayment rates on single-family loans and timing differences between the amortization of the loan and debt securities basis adjustments.

Freddie Mac 2015 Form 10-K	22

Management's Discussion and Analysis	Consolidated Results of Operations | Provision for Credit Losses

BENEFIT (PROVISION) FOR CREDIT LOSSES
EXPLANATION OF KEY DRIVERS OF PROVISION FOR CREDIT LOSSES

The benefit (provision) for credit losses predominantly relates to single-family loans and includes components for both collectively impaired loans and individually impaired loans.

•
Collectively impaired loans - The provision for collectively impaired loans is primarily driven by the volume of newly delinquent loans and changes in estimated probabilities of default and estimated loss severities for the loans. Estimated probabilities of default and estimated loss severities are based on current conditions and historical data and are heavily influenced by changes in home prices, but are also affected by a number of other factors, such as local and regional economic conditions, changes in reperformance and default rates, and the success of our borrower assistance programs.

•
Individually impaired loans - The provision for individually impaired loans is primarily driven by the volume of our loss mitigation activity (e.g., loan modifications) that results in loans being considered TDRs, the payment performance of our individually impaired mortgage portfolio, and changes in estimated probabilities of default and estimated loss severities, which affect the future cash flows we expect to receive from these loans. Estimated probabilities of default and estimated loss severities for individually impaired loans are based on the same current conditions and historical data and are affected by the same factors noted above for collectively impaired loans.

As we continue to perform loss mitigation activities that result in loans being considered individually impaired, the portion of our allowance for loan losses and provision for credit losses related to collectively impaired loans continues to decline.
Our allowance for loan losses and provision for credit losses are significantly affected by the "interest rate concessions" we make on loans that we have modified (i.e., reductions in the contractual interest rate). When a loan is modified and considered individually impaired, we generally measure impairment based on the present value of the expected future cash flows discounted at the loan’s original effective interest rate. Under this methodology, we record a loss at the time a loan is modified equal to the difference in the present value of expected cash flows resulting from the change in the modified loan’s contractual interest rate, which increases the provision for credit losses in that period. When a modified loan subsequently performs according to its new contractual terms and we receive the new contractual cash flows (i.e., principal and interest payments), a portion of the discount that was previously applied to those cash flows is amortized into earnings each period and is recognized as a reduction in the provision for credit losses in the period in which the cash flows are received. We refer to this reduction in the provision for credit losses as the "amortization of interest rate concessions."
Our provision for credit losses and the amount of charge-offs that we record in the future will be affected by a number of factors, such as the actual level of loan defaults; the effect of loss mitigation efforts; any government actions or programs that affect the ability of borrowers to refinance loans with an LTV ratio greater than 100% or obtain modifications; changes in property values; regional economic conditions, including unemployment rates; additional delays in the foreclosure process; and third-party mortgage insurance coverage and recoveries.

Freddie Mac 2015 Form 10-K	23

Management's Discussion and Analysis	Consolidated Results of Operations | Provision for Credit Losses

BENEFIT (PROVISION) FOR CREDIT LOSSES

The table below presents the components of our benefit (provision) for credit losses.

	Year Ended December 31,			Change 2015-2014		Change 2014-2013
(dollars in billions)	2015	2014	2013	$	%	$	%
Provision for newly impaired loans	$(0.9)	$(1.7)	$(2.5)	$0.8	47%	$0.8	32%
Amortization of interest rate concessions	1.2	1.4	1.0	(0.2)	(14)%	0.4	40%
Reclassifications of held-for-investment loans to held-for-sale loans	2.3	0.1	—	2.2	2,200%	0.1	N/A
Other, including changes in estimated default probability and loss severity	0.1	0.1	4.0	—	—%	(3.9)	(98)%
Benefit (provision) for credit losses	$2.7	$(0.1)	$2.5	$2.8	2,800%	$(2.6)	(104)%
Key Drivers:

•
The main driver of the benefit for credit losses in 2015 was the reclassifications of loans from held-for-investment to held-for sale in connection with our efforts to sell seriously delinquent single-family loans. See "Effect of Loan Reclassifications" for the effect of these loan reclassifications on pre-tax net income.

•	The provision for newly impaired loans decreased in 2015 and 2014 due to declines in the volume of newly delinquent single-family loans in both years.

•
The benefit (provision) for credit losses in 2014 and 2013 reflect benefits of $0.3 billion and $1.7 billion, respectively, related to settlement agreements with certain sellers to release specified loans from certain repurchase obligations in exchange for one-time cash payments primarily associated with our Legacy single-family book.

Freddie Mac 2015 Form 10-K	24

Management's Discussion and Analysis	Consolidated Results of Operations | Derivative Gains (Losses)

DERIVATIVE GAINS (LOSSES)
EXPLANATION OF KEY DRIVERS OF DERIVATIVE GAINS (LOSSES)

Derivative instruments are a key component of our interest-rate risk management strategy. We use derivatives to economically hedge our interest-rate risk exposure. We primarily use interest-rate swaps, option-based derivatives such as swaptions, and futures to manage our exposure to changes in interest-rates. We consider the cost of derivatives used in interest-rate risk management to be an inherent part of the cost of funding our mortgage-related investments portfolio.
In addition, while not part of our interest-rate risk management activities, we routinely enter into commitments to purchase and sell loans and mortgage-related securities. The majority of these commitments are accounted for as derivative instruments.
Derivative gains (losses) consist of both fair value changes and accrual of periodic cash settlements:

•
Fair value changes - Represent changes in the fair value of our derivatives based on market conditions at the end of the period or at the time the derivative instrument is terminated. These amounts may or may not be realized over time, depending on future changes in market conditions and the terms of our derivative instruments.

•
Accrual of periodic cash settlements - Consists of the net amount we accrue during a period for interest-rate swap payments that we will make or receive. This accrual represents the ongoing cost of our hedging activities, and is economically equivalent to interest expense.

Gains and losses on derivatives are affected by a number of factors, including:

•
Changes in interest rates - Our primary derivative instruments are interest-rate swaps, including pay-fixed and receive-fixed interest-rate swaps. With a pay-fixed interest-rate swap, we pay a fixed rate of interest and receive a variable rate of interest based on a specified notional balance (the notional balance is for calculation purposes only). With a pay-fixed interest-rate swap, as interest rates decline, we recognize derivative losses, as the amount of interest we pay remains fixed, and the amount of interest we receive declines. As rates rise, we recognize derivative gains, as the amount of interest we pay remains fixed, but the amount of interest we receive increases. With a receive-fixed interest-rate swap, the opposite results occur.

•
Implied volatility - Many of our assets and liabilities have embedded prepayment options. We use option-based derivatives, including swaptions, to economically hedge the prepayment options embedded in our mortgage assets and callable debt. Fair value gains and losses on swaptions are sensitive to changes in both interest rates and implied volatility, which reflects the market’s expectation of future changes in interest rates. Assuming all other factors are unchanged, including interest rates, purchased swaptions generally become more valuable as implied volatility increases and less valuable as implied volatility decreases, with the opposite being true for written swaptions.

•
Changes in the shape of the yield curve - We own assets and have outstanding debt with different cash flows along the yield curve. We use derivatives to hedge the yield exposure of assets and debt, resulting in derivatives with different maturities. As a result, changes in the shape of the yield curve will affect our derivative gains (losses).

Freddie Mac 2015 Form 10-K	25

Management's Discussion and Analysis	Consolidated Results of Operations | Derivative Gains (Losses)

•
Changes in the composition of our derivative portfolio - The mix and balance of our derivative portfolio changes from period to period as we enter into or terminate derivative instruments to respond to changes in interest rates and changes in the balances and modeled characteristics of our assets and liabilities. Changes in the composition of our derivative portfolio will affect the derivative gains and losses we recognize in a given period, thereby affecting the volatility of comprehensive income.

While our sensitivity to interest rates on an economic basis remains low based on our models, our exposure to earnings volatility resulting from our use of derivatives has increased in recent years as we have changed the mix of our derivative portfolio to align with the changing duration of our hedged assets and liabilities. We believe the impact of derivatives on our GAAP financial results should be considered in the context of our overall interest-rate risk profile, including our PMVS and duration gap results. For more information about our interest-rate risk management activities and the sensitivity of reported earnings to those activities, see “Risk Management - Interest Rate Risk And Other Market Risks.”
COMPONENTS OF DERIVATIVE GAINS (LOSSES)

The table below presents the components of derivative gains (losses).

	Year Ended December 31,			Change 2015-2014		Change 2014-2013
(in millions)	2015	2014	2013	$	%	$	%
Fair value changes:
Change in interest-rate swaps	$(778)	$(7,294)	$8,598	$6,516	(89)%	$(15,892)	(185)%
Change in option-based derivatives	258	1,437	(2,422)	(1,179)	(82)	3,859	(159)
Accrual of periodic cash settlements	(2,198)	(2,625)	(3,467)	427	(16)	842	(24)
Other	22	191	(77)	(169)	(88)	268	(348)
Derivative gains (losses)	$(2,696)	$(8,291)	$2,632	$5,595	(67)%	$(10,923)	(415)%
Key Drivers:

•	We recognized derivative losses in 2015 primarily from the accrual of periodic cash settlements. Fair value changes were less significant in 2015, as interest rates declined slightly.

•	We recognized derivative losses in 2014 primarily as a result of the impact of a flattening yield curve as shorter-term interest rates increased and longer-term interest rates declined during 2014.

•	We recognized derivative gains in 2013 primarily as a result of an increase in longer-term interest rates.

Freddie Mac 2015 Form 10-K	26

Management's Discussion and Analysis	Consolidated Results of Operations | Other Comprehensive Income

OTHER COMPREHENSIVE INCOME (LOSS)
EXPLANATION OF KEY DRIVERS OF OTHER COMPREHENSIVE INCOME (LOSS)

Our investments in securities classified as available-for-sale are measured at fair value on our consolidated balance sheets. The fair value of these securities is primarily affected by changes in interest rates, credit spreads, and the movement of these securities towards maturity. All unrealized gains and losses on these securities are excluded from earnings and reported in other comprehensive income until realized. We reclassify our unrealized gains and losses from AOCI to earnings upon the sale of the securities or if the securities are determined to be other-than-temporarily impaired.
If, subsequent to the recognition of other-than-temporary impairment, our expectation of the cash flows we will receive on a previously impaired security has significantly increased, we will accrete that increase in cash flows into the security's amortized cost basis and use the new amortized cost basis for future impairment evaluation. The increased amortized cost basis will generally reduce the amount of unrealized gains that we would have otherwise recognized if not for the accretion.

The following table presents the attribution of the other comprehensive income (loss) reported in our consolidated statements of comprehensive income.

	Year Ended December 31,
(in millions)	2015	2014	2013
Other comprehensive income, excluding accretion and reclassifications	$374	$2,563	$3,167
Accretion due to significant increases in expected cash flows on previously-impaired available-for-sale securities	(449)	(519)	(339)
Reclassifications from AOCI	(502)	(308)	104
Total other comprehensive income (loss)	$(577)	$1,736	$2,932
Key Drivers:

•
Other comprehensive income was a loss in 2015 compared to income in 2014, primarily due to less spread tightening for our non-agency mortgage-related securities and less impairment reclassifications from AOCI into earnings. Other comprehensive income declined during 2014 compared to 2013, primarily due to less spread tightening for our non-agency mortgage-related securities, partially offset by a flattening of the yield curve.

•
We recognized lower unrealized gains as a result of our accretion of the increase in expected cash flows to the amortized cost basis of the previously-impaired available-for-sale securities in all periods presented. Accretion was higher during 2015 and 2014 compared to 2013, as a result of improving collateral performance and declining longer-term interest rates.

•
We reclassified unrealized gains and losses from AOCI to earnings as a result of our sales of available-for-sale mortgage-related securities in all periods presented. During 2015 and 2014, we reclassified net unrealized gains as a result of improved pricing due to declining longer-term interest rates and stabilized collateral performance. Conversely, during 2013, we reclassified net unrealized losses as a result of rising longer-term interest rates.

Freddie Mac 2015 Form 10-K	27

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.

	December 31,
(dollars in millions)	2015	2014	$ Change	% Change
Assets:
Cash and cash equivalents	$5,595	$10,928	$(5,333)	(49)%
Restricted cash and cash equivalents	14,533	8,535	5,998	70
Securities purchased under agreements to resell	63,644	51,903	11,741	23
Investments in securities	114,215	136,987	(22,772)	(17)
Mortgage loans, net	1,754,193	1,700,580	53,613	3
Accrued interest receivable	6,074	6,034	40	1
Derivative assets, net	395	822	(427)	(52)
Real estate owned, net	1,725	2,558	(833)	(33)
Deferred tax assets, net	18,205	19,498	(1,293)	(7)
Other assets	7,471	7,694	(223)	(3)
Total assets	$1,986,050	$1,945,539	$40,511	2%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,183	$6,325	$(142)	(2)%
Debt, net	1,970,427	1,929,542	40,885	2
Derivative liabilities, net	1,254	1,963	(709)	(36)
Other liabilities	5,246	5,058	188	4
Total liabilities	1,983,110	1,942,888	40,222	2
Total equity	2,940	2,651	289	11
Total liabilities and equity	$1,986,050	$1,945,539	$40,511	2%
Key Drivers:

•
Cash and cash equivalents, restricted cash and cash equivalents, and securities purchased under agreements to resell affect one another, so the changes in the balances should be viewed together. For example, cash and cash equivalents and restricted cash and cash equivalents can be invested in securities purchased under agreements to resell or other investments in securities (i.e., non-mortgage-related securities). The drivers of the increase in the combined balance are higher near-term cash needs for upcoming maturities and anticipated calls of other debt, and an increase in principal and interest payments received from servicers for unsecuritized mortgage loans owned by us.

•
Investments in securities continued to decline as we continued to reduce the less liquid assets in our mortgage-related investments portfolio, partially offset by increases in Treasury securities for upcoming maturities and anticipated calls of other debt.

•	Mortgage loans, net increased, driven by an increase in acquisitions of purchase money loans, which resulted from higher volumes of home sales and home price appreciation.

•	Real estate owned, net continued to decline as we continued to sell our existing inventory and the pace of new REO acquisitions slowed as our population of seriously delinquent loans declined.

•	Deferred tax assets, net declined primarily due to the reduction of deferred differences related to the allowance for loan losses and credit-related items.

Freddie Mac 2015 Form 10-K	28

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

•
Debt, net increased as debt securities of consolidated trusts held by third parties rose as a result of the increase in the acquisition and securitization of mortgage loans in 2015 due to higher volumes of home sales and home price appreciation. This increase in debt securities of consolidated trusts held by third parties was partially offset by declines in other debt as we continued to reduce our indebtedness along with the decline in our mortgage-related investments portfolio.

•
Total equity increased as a result of higher comprehensive income in the fourth quarter of 2015 compared to the fourth quarter of 2014 and was partially offset by dividends paid related to the $600 million decline in the Capital Reserve Amount in 2015.

Freddie Mac 2015 Form 10-K	29

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

OUR BUSINESS SEGMENTS
As shown in the table below, we have three reportable segments, which are based on the way we manage our business. Certain activities that are not part of a reportable segment are included in the All Other category.

Segment	Description	Primary Income Drivers		Primary Expense Drivers
Single-family Guarantee	Reflects results from our purchase, securitization, and guarantee of single-family loans and the management of single-family mortgage credit risk	•	Management and guarantee fee income	•	Credit-related expenses
				•	Administrative expenses
Multifamily	Reflects results from our investment, securitization, and guarantee activities in multifamily loans and securities, and the management of multifamily mortgage credit risk	•	Net interest income	•	Gains and losses on loans
		•	Management and guarantee fee income	•	Investment gains and losses
				•	Derivative gains and losses
		•	Gains and losses on loans	•	Administrative expenses
		•	Investment gains and losses	•	Credit-related expenses
		•	Derivative gains and losses
Investments
Reflects results from managing the company’s mortgage-related investments portfolio (excluding Multifamily investments and single-family seriously delinquent loans), treasury function, and interest-rate risk
		•	Net interest income	•	Other-than-temporary impairments on non-agency mortgage-related securities
		•	Investment gains and losses
		•	Derivative gains and losses
				•	Investment gains and losses
				•	Derivative gains and losses
				•	Administrative expenses
All Other	Consists of material corporate level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments		N/A		N/A
SEGMENT EARNINGS
We evaluate segment performance and allocate resources based on a Segment Earnings approach:

•
We make significant reclassifications among certain line items in our GAAP financial statements to reflect measures of management and guarantee fee income on guarantees and net interest income on investments that are in line with how we manage our business.

•	We allocate certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments.

•
The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) and the sum of comprehensive income (loss) for each segment and the All Other category equals GAAP comprehensive income (loss).

In the second quarter of 2015, we changed our Segment Earnings definition associated with the expense related to the Temporary Payroll Tax Cut Continuation Act of 2011. As a result of this change, the expense related to the legislated 10 basis point increase is now netted within management and guarantee fee income. The purpose of this change is to better reflect how management evaluates the Single-family

Freddie Mac 2015 Form 10-K	30

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

Guarantee segment. Prior period results have been revised to conform to the current period presentation. We reclassified $775 million and $533 million of Temporary Payroll Tax Cut Continuation Act of 2011 expense into management and guarantee fee income for 2014 and 2013, respectively.
Segment Earnings differs significantly from, and should not be used as a substitute for, net income (loss) as determined in accordance with GAAP. Our definition of Segment Earnings may differ from similar measures used by other companies. We believe that Segment Earnings provides us with meaningful metrics to assess the financial performance of each segment and our company as a whole. See Note 12 for additional details on Segment Earnings, including additional financial information for our segments.
SEGMENT COMPREHENSIVE INCOME

The table below shows our comprehensive income by segment, including the All Other category.

Freddie Mac 2015 Form 10-K	31

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

SINGLE-FAMILY GUARANTEE
BUSINESS OVERVIEW

In our Single-family Guarantee segment, we purchase, securitize, and guarantee single-family loans originated by lenders and we manage our single-family mortgage credit risk. Our Single-family Guarantee segment supports our primary business strategies by creating:
A Better Freddie Mac:

•	Providing market leadership by delivering quality offerings, programs, and services to an increasingly diversified customer base and an evolving mortgage market;

•	Improving the customer experience through continued enhancement of our products, programs, processes, and technology; and

•	Establishing efficient risk management activities that are appropriate for the expected level of risk.
A Better Housing Finance System:

•	Developing innovative technology platforms to provide sellers and Freddie Mac with better methods of assessing and managing single-family mortgage credit risk;

•	Developing and implementing initiatives to reduce taxpayer exposure and offer private investors new and innovative ways to share in the credit risk of the Core single-family book;

•	Expanding access to mortgage credit in a responsible manner to support our Charter Mission as well as to meet specific mandated goals;

•	Working with FHFA, Fannie Mae, and Common Securitization Solutions, LLC ("CSS") on the development of a new common securitization platform; and

•
Implementing the single (common) security initiative for Freddie Mac and Fannie Mae, which is intended to reduce the disparities in trading value between our PCs and Fannie Mae's single-class mortgage-related securities.

The U.S. residential mortgage market consists of a primary mortgage market that links homebuyers and lenders and a secondary mortgage market that links lenders and investors. We participate only in the secondary mortgage market. The size of the U.S. residential mortgage market is affected by many factors, including changes in interest rates, unemployment rates, homeownership rates, housing prices, the supply of housing, lender preferences regarding credit risk, and borrower preferences regarding mortgage debt. The amount of residential mortgage debt available for us to purchase and the mix of available loan products are also affected by several factors, including the volume of loans meeting the requirements of our Charter, our own preference for credit risk reflected in our purchase standards, and the loan purchase and securitization activity of other financial institutions.
Products and Activities

Securitization and Guarantee Products
In a typical loan securitization, we purchase loans that lenders originate and then pool these loans into mortgage-related securities that can be sold in the capital markets. We typically guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fee income. We administer the collection of borrowers' payments on their loans and the distribution of payments to the investors in the mortgage-related securities, net of our management and guarantee fee

Freddie Mac 2015 Form 10-K	32

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

income. When a borrower prepays a loan that we have securitized, the outstanding balance of the security owned by investors is reduced by the amount of the prepayment. If the borrower becomes delinquent, we continue to make the applicable payments to the investors in the mortgage-related securities pursuant to our guarantee. When that occurs, we work to mitigate our losses through our loan workout programs, which are discussed in more detail in "Risk Management." If we are unable to achieve a successful loan workout, we pursue foreclosure of the underlying property.
We establish trusts for mortgage-related securities we issue pursuant to Master Trust Agreements and serve as trustee for the trusts. We have the option, and in some instances the requirement, to purchase specified loans, including certain delinquent loans, from the trusts at a purchase price equal to the current UPB of the loan, less any outstanding advances of principal that have been previously distributed. For information on an operational risk issue relating to the Master Trust Agreement, see "Risk Management - Operational Risk."
The management and guarantee fee we charge on new acquisitions generally consists of a combination of upfront delivery fees and a base monthly fee paid as a percentage of the UPB of the underlying loan. We may also make upfront payments to buy up the monthly management and guarantee fee rate ("buy-up fees"), or receive upfront payments to buy down the monthly management and guarantee fee rate (“buy-down fees”). These fees are paid in conjunction with the formation of a PC to provide for a uniform coupon rate for the mortgage pool underlying the PC. The payments made to buy up the management and guarantee fee rate are not considered compensation for the credit risk assumed for purposes of our financial statements. Consequently, these amounts are allocated to the Investments segment.
We enter into loan purchase agreements with many of our single-family customers that outline the terms under which we agree to purchase loans from them over a period of time. For the majority of the loans we purchase, the management and guarantee fees are not specified contractually. Instead, we bid for some or all of the lender's loan volume on a monthly basis at a management and guarantee fee rate that we specify. As a result, our loan purchase volumes from individual customers can fluctuate significantly.
We seek to issue guarantees with fee terms that are commensurate with the risks assumed and that will, over the long-term, provide management and guarantee fee income that exceeds the credit-related and administrative expenses on the underlying loans and provide a return on the capital that would be needed to support the related credit risk. We do not have the ability to fully price for our credit risk at the loan level as our base fee does not differentiate by LTV ratio, credit score, and certain other credit-related factors. We must obtain FHFA’s approval to implement across-the-board increases in our management and guarantee fees. To compensate us for higher levels of risk in some loan products, we charge upfront delivery fees above our base fees, which are calculated based on credit risk factors such as the loan product type, loan purpose, LTV ratio, and credit score. While we vary our guarantee and, in certain cases, delivery fee pricing for different customers, loan products, and loan or borrower underwriting characteristics based on our assessment of credit risk, the seller may elect to retain loans with better credit characteristics. The sellers' decisions with respect to loan retention, or sale to us, could result in our purchases having a more adverse credit profile.
In 2012, at FHFA's direction, we increased management and guarantee fees by 10 basis points. Under the Temporary Payroll Tax Cut Continuation Act of 2011, the proceeds from this increase are being remitted to Treasury on a quarterly basis to fund the payroll tax cut. We refer to this fee increase as the legislated 10 basis point increase in management and guarantee fees.

Freddie Mac 2015 Form 10-K	33

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

As part of our Single-family Guarantee business, we issue the types of guarantee and securitization products described below. In these securitization products, Freddie Mac functions in its capacity as depositor, guarantor, administrator, and trustee.

•
PCs - our primary single-family mortgage securitization and guarantee process involves our issuance of single-class PCs, which are pass-through securities that represent undivided beneficial interests in trusts that hold pools of loans. For our fixed-rate PCs, we guarantee the timely payment of principal and interest. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying loans. We also guarantee the full and final payment of principal, but not the timely payment of principal, on ARM PCs.

•	Guarantor Swap PCs - we issue most of our PCs in guarantor swap transactions in which our customers provide us with loans in exchange for PCs, as shown in the diagram below:

•
Cash PCs - we also issue PCs in transactions in which we purchase performing loans (which we sometimes refer to as a securitization pipeline) and securitize them for retention in our mortgage-related investments portfolio or for sale to third parties, as shown in the diagram below. We also use this process to securitize reperforming loans.

Freddie Mac 2015 Form 10-K	34

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Resecuritization Products - our resecuritization products represent beneficial interests in pools of PCs and certain other types of mortgage assets. We create these securities primarily by using PCs or our previously issued resecuritization products as the underlying collateral. We believe our issuance of these securities expands the range of investors in our mortgage-related securities to include those seeking specific security attributes. Similar to our PCs, we guarantee the payment of principal and interest to the investors in our resecuritization products. We do not charge a management and guarantee fee for these securities if the underlying collateral is already guaranteed by us since no additional credit risk is introduced, although we typically receive a transaction fee as compensation for creating the security and future administrative responsibilities. All of the cash flows from the collateral underlying our resecuritization products are generally passed through to investors in these securities. We do not issue resecuritization products that have concentrations of credit risk beyond those embedded in the underlying assets. In many of our resecuritization transactions, securities dealers or investors deliver mortgage assets in exchange for the resecuritization product. In certain cases, we may also exchange our own mortgage assets for the resecuritization product. The following diagram provides a general example of how we create resecuritization products:

Freddie Mac 2015 Form 10-K	35

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

We issue the following types of resecuritization products:

•
Giant PCs - Giant PCs are resecuritizations of previously issued PCs or Giant PCs. Giant PCs are single-class securities that involve the straight pass through of all of the cash flows of the underlying collateral to holders of the beneficial interests.

•
Stripped Giant PCs - Stripped Giant PCs are multiclass securities that are formed by resecuritizing previously issued PCs or Giant PCs and issuing principal-only and interest-only securities backed by the cash flows from the underlying collateral.

•
REMICs - REMICs are resecuritizations of previously issued PCs, Giant PCs, Stripped Giant PCs, or REMICs. REMICs are multiclass securities that divide all of the cash flows of the underlying collateral into two or more classes with varying maturities, payment priorities and coupons.

•
Other securitization products - From time to time, we issue guaranteed mortgage-related securities collateralized by non-Freddie Mac mortgage-related securities. However, we have not entered into these types of transactions as part of our Single-family Guarantee business in several years. In 2009 and 2010, we entered into transactions under Treasury’s NIBP with HFAs. See Note 2 for further information.

Long-term standby commitments - we provide a guarantee on mortgage assets held by third parties, in exchange for management and guarantee fees, without securitizing those assets. Long-term standby commitments obligate us to purchase seriously delinquent loans that are covered by those commitments. From time to time, we have consented to the termination of our long-term standby commitments and simultaneously entered into guarantor swap transactions with the same counterparty, issuing PCs backed by many of the same loans.

Freddie Mac 2015 Form 10-K	36

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Risk Transfer Transactions
Most of our credit risk transfer transactions are designed to transfer a portion of the credit risk on groups of previously acquired loans to third-party investors. These transactions are intended to attract private capital from new types of investors that have not historically invested in single-family mortgage credit risk. The following strategic considerations were incorporated into the design of our credit risk transfer transactions:

•	Repeatable and scalable execution with a broad appeal to diversified investors;

•	Execution at a cost that is economically sensible;

•	Minimal effect on the TBA market;

•	Minimize changes required of, and effects on, sellers and servicers by having Freddie Mac serve as the credit manager for investors; and

•	Avoid or seek to mitigate the risk that our losses are not reimbursed timely and in full.
The value of these transactions to us is dependent on various economic scenarios, and we will primarily benefit from these transactions if we experience significant loan defaults. These new credit risk transfer transactions include:

•
STACR debt notes - In this transaction, we create a reference pool of loans from our Core single-family book and an associated securitization structure with notional credit risk positions (e.g., first loss, mezzanine, and senior positions). The notional amounts of the credit risk positions are reduced when certain specified credit events occur on the loans in the reference pool. The notional amounts of the credit risk positions may also be reduced based on scheduled and unscheduled principal payments that occur on the loans in the reference pool.

In STACR debt note transactions, losses may be allocated to the notional balances based on calculated losses using a predefined formula or based on the actual losses on the loans in the reference pool. For loans that are covered by credit risk transfer transactions based on calculated losses, we may write down STACR debt notes or receive reimbursement of losses when the loans experience a credit event, which predominantly includes a loan becoming 180 days delinquent. For loans that are covered by credit risk transfer transactions based on actual losses, we may write down STACR debt notes or receive reimbursement of losses once an actual loss event (e.g., third-party foreclosure sale, short sale or REO disposition) occurs.
We issue STACR debt notes related to certain of the notional credit risk positions to third-party investors and retain the remaining credit risk. We make payments of principal and interest on the issued notes, but are not required to repay principal to the extent that the notional credit risk position is reduced as a result of a specified credit event. The interest rate on STACR debt notes is generally higher than on our other unsecured debt securities due to the potential for reductions to their principal balance. The following diagram illustrates a typical STACR debt note transaction:

Freddie Mac 2015 Form 10-K	37

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

STACR Debt Note Transactions
Freddie Mac
Cash
STACR Debt Notes
Investors
Position Held By:
Reference Pool of Mortgages
Senior loss position
Freddie Mac (non-issued)
Mezzanine loss position
Freddie Mac (non-issued)
STACR Debt Notes
First loss position
Freddie Mac (non-issued)
STACR Debt Notes
Allocation of Losses

•
ACIS insurance policies - In this transaction, we purchase insurance policies, typically underwritten by a group of insurers and reinsurers, that provide credit protection for certain specified credit events that occur and are allocated to the non-issued notional credit risk positions of a STACR debt note transaction (i.e., the risk positions that Freddie Mac retains). Under each insurance policy, we pay monthly premiums that are determined based on the outstanding balance of the STACR debt note reference pool. When specific credit events occur, we receive compensation from the insurance policy up to an aggregate limit based on a predefined formula or based on actual losses. We require insurers and reinsurers to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies.

In 2015, we began offering two new types of credit risk transfer transactions:

•
Whole loan securities - In this transaction, we issue guaranteed senior securities and unguaranteed subordinated securities backed by single-family loans. The unguaranteed subordinated securities will absorb first losses on the related loans.

•
Seller indemnification agreement - In this transaction, we enter into an agreement upon loan acquisition with a seller under which the seller will absorb a portion of losses on the related single-family loans in exchange for a fee or a reduction in our management and guarantee fee. The indemnification amount may be fully or partially collateralized.

We also use other types of credit enhancements, such as primary mortgage insurance, to mitigate our credit risk exposure. See “Risk Management” for additional information on our credit risk transfer transactions, as well as the other types of credit enhancements we use.

Freddie Mac 2015 Form 10-K	38

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Customers

Our customers in the Single-family Guarantee segment are predominantly lenders that originate loans for new or existing homeowners and sell them to us, and financial institutions that service these loans for us. These companies include mortgage banking companies, commercial banks, community banks, credit unions, other non-depository financial institutions, HFAs, and thrift institutions. Many of these companies are both sellers and servicers for us. In addition, our customers include investors and dealers in our guaranteed mortgage-related securities and investors and counterparties in credit risk transfer transactions.
We acquire a significant portion of our loans from several lenders that are among the largest originators in the U.S. In addition, a significant portion of our single-family loans is serviced by several large servicers. The graphs below present the concentration of our single-family purchase volume for 2015 and our loan servicing as of December 31, 2015 among our top five customers.

Freddie Mac 2015 Form 10-K	39

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Percentage of Single-Family Purchase Volume

Percentage of Single-Family Servicing Volume

For additional information about seller/servicer concentration risk and our relationships with our seller/servicer customers, see “Risk Management - Credit Risk - Institutional Credit Risk - Sellers and Servicers.”

Freddie Mac 2015 Form 10-K	40

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Competition

Our principal competitors in the Single-family Guarantee segment are Fannie Mae, Ginnie Mae (with FHA/VA), and other financial institutions that retain or securitize loans, such as commercial and investment banks, dealers, and thrift institutions. We compete on the basis of price, products, securities structure, and service. Competition to acquire single-family loans can also be significantly affected by changes in our credit standards. The conservatorship, including direction provided to us by our Conservator, may affect our ability to compete. For more information, see “Risk Factors - Other Risks -Competition from banking and non-banking institutions (including Fannie Mae, Ginnie Mae, and FHA/VA) may harm our business. FHFA’s actions as Conservator of both companies could affect competition between us and Fannie Mae."
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
From time to time we undertake a variety of actions in an effort to support the liquidity and price performance of our PCs relative to comparable Fannie Mae securities. These actions may include:

•	Resecuritizing PCs;

•	Encouraging sellers to pool loans that they deliver to us into PC pools with a larger and more diverse population of loans; and

•	Influencing the volume and characteristics of loans delivered to us by tailoring our loan eligibility guidelines and by other means.
For additional information about our efforts to support the liquidity and relative price performance of our PCs, see “Investments - Market Conditions” and “Risk Factors - Other Risks - A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for our K Certificates.”

Freddie Mac 2015 Form 10-K	41

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

MARKET CONDITIONS

The graphs and related discussion below present certain single-family market indicators, for the most recent five years, that can significantly affect the business and financial results of our Single-family Guarantee segment.
U.S. Single-Family Originations

Source: Inside Mortgage Finance dated January 29, 2016.

U.S. Single-Family Home Sales
Source: National Association of Realtors news release dated January 22, 2016.

Commentary

•	There was a significant increase in single-family loan origination volumes in the U.S. in 2015, driven by an increase in refinancing activity as a result of lower average mortgage interest rates.

•	We expect the volume of home sales in 2016 to grow slightly from 2015.

Freddie Mac 2015 Form 10-K	42

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Mortgage Debt Outstanding as of December 31,
Source: Federal Reserve Financial Accounts of the United States of America dated December 10, 2015. For 2015, the amount is as of September 30, 2015 (latest available information).

Single-Family Serious Delinquency Rates as of December 31,
Source: National Delinquency Survey from the Mortgage Bankers Association. For 2015, the rates (excluding Freddie Mac) are as of September 30, 2015 (latest available information).

Commentary

•	Single-family serious delinquency rates in the U.S. continued to decline due to macroeconomic factors, such as decreased unemployment rates and continued home price appreciation.

•	The U.S. single-family mortgage debt outstanding increased in 2015 compared to 2014, which resulted in an increase in the supply of loans available for us to purchase.

•
As reported by the U.S. Census Bureau, the U.S. homeownership rate was 63.8% in the fourth quarter of 2015, compared to a high point of 69.2% in the fourth quarter of 2004, and the average of 66.2% since 1990.

Freddie Mac 2015 Form 10-K	43

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

BUSINESS RESULTS

The graphs and related discussion below present the business results of our Single-family Guarantee segment over the last three years.
New Business Activity

Single-Family Loan Purchases and Guarantees

Number of Families Helped to Own a Home

Commentary

•
We maintain a consistent market presence by providing lenders with a constant source of liquidity for conforming loan products. We funded approximately 12.5 million single-family homes since 2009 and purchased nearly 1.4 million HARP loans since the initiative began in 2009, including nearly 45,000 during 2015.

•
Our loan purchase activity increased significantly in 2015 compared to 2014, due to acquisitions of purchase money loans resulting from higher volumes of home sales and home price appreciation. Our loan purchase activity declined in 2014 to its lowest level since 2000. The decrease in our loan purchase activity in 2014 compared to 2013 was due to decreased refinancing activity driven by higher average mortgage interest rates in 2014.

Freddie Mac 2015 Form 10-K	44

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

•
We continued working to improve access to affordable mortgage credit, including the introduction of a new loan initiative in March 2015 with a down payment option as low as three percent to help qualified borrowers with limited savings buy a home. We also continue to explore the feasibility of:

◦	Increasing our purchases of loans securitized by permanently affixed manufactured housing;

◦	Improving the effectiveness of pre-purchase and early delinquency counseling for borrowers;

◦	Utilizing alternative credit score models and credit history standards in loan eligibility decisions; and

◦	Increasing support for first-time home buyers.
We are responsibly expanding our programs and outreach capabilities to better serve low and moderate income borrowers and underserved markets. Expanding access to affordable mortgage credit will continue to be a top priority in 2016.

•	We expect our purchase volume in 2016 to be similar to 2015, with HARP activity remaining low during 2016 since the pool of borrowers eligible to participate in the program has declined.

Freddie Mac 2015 Form 10-K	45

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio as of December 31,

Total Single-Family Loans as of December 31,

Commentary

•
The Core single-family book grew to 66% of the single-family credit guarantee portfolio at December 31, 2015. We exclude HARP and other relief refinance loans from the Core single-family book because such loans generally reflect credit risk attributes of the original loans (many of which were originated between 2005 and 2008).

Freddie Mac 2015 Form 10-K	46

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

•	The HARP and other relief refinance book represented an additional 18% of the single-family credit guarantee portfolio at December 31, 2015.

•	The Legacy single-family book declined to 16% of the single-family credit guarantee portfolio at December 31, 2015.

Freddie Mac 2015 Form 10-K	47

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Management and Guarantee Fees

Average Portfolio Segment Earnings Management and Guarantee Fee Rate(1) for the Year Ended December 31,

Average Management and Guarantee Fee Rate(1) Charged on New Acquisitions for the Year Ended December 31,

(1) Excludes the legislated 10 basis point increase in management and guarantee fees.
Commentary

•
Average portfolio Segment Earnings management and guarantee fees increased in 2015 compared to 2014, due to higher amortization of upfront fees, driven by higher loan liquidations resulting from a lower interest rate environment, as well as the acquisition of new loans with higher management and guarantee fee rates.

•
The difference between the average management and guarantee fee rate charged on new acquisitions and the average portfolio Segment Earnings management and guarantee fee rate, in basis points, reflects different methodologies for recognizing upfront delivery fee income. The average management and guarantee fee rate charged on new acquisitions recognizes upfront delivery fee income over the estimated life of the related loans using our expectations of prepayments and other liquidations, whereas the average portfolio Segment Earnings management and guarantee fee rate recognizes these amounts over the contractual life of the related loans (usually 30 years). In addition, the average portfolio Segment Earnings management and guarantee fee rate reflects an average of our total mortgage portfolio and is not limited to purchases in the applicable year. Loans acquired prior to 2012 have lower contractual management and guarantee fee rates than loans we have acquired since that time.

•
Management and guarantee fees charged on new acquisitions decreased during 2015, compared to 2014, due to a combination of competitive pricing and increased market-adjusted pricing costs based on the price performance of our PCs relative to Fannie Mae securities.

Freddie Mac 2015 Form 10-K	48

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Risk Transfer Activity

Since 2013, STACR debt note and ACIS transactions have been our principal method of transferring a portion of the mortgage credit risk subsequent to loan acquisition in our Core single-family book. The following charts present transactions that occurred in 2015 and the cumulative amount of transactions at December 31, 2015.
New STACR Debt Note and ACIS Transactions for the Year Ended December 31, 2015(1)

(In billions)
Senior	Freddie Mac $169.4				Reference Pool(2) $179.2

Mezzanine	Freddie Mac $0.4	ACIS $1.7	STACR Debt Notes $5.6

First Loss	Freddie Mac $1.0		ACIS $0.4	STACR Debt Notes $0.7

(1)	The amounts represent the UPB upon issuance of STACR debt notes and execution of ACIS transactions.
(2) Excludes additional STACR debt note and ACIS transactions of $0.4 billion and $0.7 billion, respectively, related to reference pools in transactions executed in prior periods.

Cumulative STACR Debt Note and ACIS Transactions as of December 31, 2015(1)

(In billions)
Senior	Freddie Mac $365.5				Reference Pool $384.6

Mezzanine	Freddie Mac $0.9	ACIS $3.2	STACR Debt Notes $12.0

First Loss	Freddie Mac $1.9		ACIS $0.4	STACR Debt Notes $0.7
(1) The amounts represent the UPB upon issuance of STACR debt notes and execution of ACIS transactions.

Commentary

•
We continued to transfer a portion of credit losses to third-party investors, insurers, and selected sellers through credit risk transfer transactions. In 2015, we transferred a portion of the credit risk associated with $181.2 billion in UPB of loans in our Core single-family book using four types of credit risk transfer transactions. Significant developments in 2015 include completion of the following credit risk transfer transactions:

◦	STACR debt notes and ACIS transactions that transferred some of the credit risk related to the first loss positions. Prior to 2015, we retained all of the first loss positions of these transactions;

◦
STACR debt notes and ACIS transactions that allocated credit losses based on actual losses rather than calculated losses. Five of our eight STACR debt notes transactions completed in 2015 followed this new approach as did seven of our ten ACIS transactions;

Freddie Mac 2015 Form 10-K	49

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

◦	Two whole loan security transactions where we issued $0.9 billion in UPB of guaranteed securities and $0.1 billion in UPB of unguaranteed subordinated securities; and

◦	One seller indemnification agreement transaction.

•	Since 2013, we have completed 34 credit risk transfer transactions that, upon execution of the transaction, covered $386.6 billion in principal of loans in our Core single-family book.

•
The interest and premiums we pay on our issued STACR debt note and ACIS transactions to transfer credit risk effectively reduce the management and guarantee income we earn on the PCs within the respective pools. Our expected management and guarantee fee income on the PCs within the STACR and ACIS reference pools has been effectively reduced by approximately 30%, on average, for transactions executed as of December 31, 2015. The reduction to our overall management and guarantee income could change over time as we continue our credit risk transfer activities or if there are changes in the economic or regulatory environment that impact the cost of executing these transactions.

•
As of December 31, 2015 there has not been a significant number of loans in our STACR debt note reference pools that have experienced a credit event. As a result of the credit performance of these loans, we have only recognized small write-downs on our STACR debt notes and have begun to make claims for reimbursement of losses under our ACIS transactions.

•
The 2016 Conservatorship Scorecard sets a goal for us to complete credit risk transfer transactions on at least 90% of the UPB of certain categories of newly acquired single-family loans, such as non-HARP fixed-rate loans with terms greater than 20 years and LTV ratios above 60%.

Freddie Mac 2015 Form 10-K	50

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

Number of Families Helped to Avoid Foreclosure

Loan Workout Activity

Commentary

•
We continue to help struggling families retain their homes or otherwise avoid foreclosure through loan workouts, helping approximately 1.2 million borrowers since 2009. Our loan workout activity has declined over the last several years, along with a decline in the size of our seriously delinquent single-family loan portfolio. One of our loan workout programs, HAMP, terminates in December 2016.

•
When a home retention solution is not practicable, we require our servicers to pursue foreclosure alternatives, such as short sales, before initiating foreclosure. When foreclosure is unavoidable and we acquire the property as REO, we have helped to stabilize communities by focusing on REO sales to owner-occupants, who have made up 67% of purchasers since the beginning of 2009.

•
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we sold seriously delinquent loans totaling $2.9 billion in UPB during 2015. Of the $7.7 billion in UPB of single-family loans classified as held-for-sale at December 31, 2015, $5.7 billion related to loans that were seriously delinquent. We believe selling these loans provides better economic returns than continuing to hold them.

•	See “Risk Management” for additional information on our loan workout activities.

Freddie Mac 2015 Form 10-K	51

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Single-family Guarantee segment.

	Year Ended December 31,			Change 2015-2014		Change 2014-2013
(dollars in millions)	2015	2014	2013	$	%	$	%
Net interest income (expense)	$(111)	$(111)	$320	$—	—%	$(431)	(135)%
Benefit (provision) for credit losses	2,030	(982)	1,409	3,012	(307)%	(2,391)	(170)%
Non-interest income:
Management and guarantee fee income	5,406	4,397	4,397	1,009	23%	—	—%
Other non-interest income (loss)	(1,422)	712	1,162	(2,134)	(300)%	(450)	(39)%
Total non-interest income	3,984	5,109	5,559	(1,125)	(22)%	(450)	(8)%
Non-interest expense:
Administrative expense	(1,285)	(1,170)	(1,025)	(115)	10%	(145)	14%
REO operations (expense) income	(334)	(205)	124	(129)	63%	(329)	(265)%
Other non-interest expense	(1,445)	(191)	(179)	(1,254)	657%	(12)	7%
Total non-interest expense	(3,064)	(1,566)	(1,080)	(1,498)	96%	(486)	45%
Segment adjustments	(254)	(303)	(694)	49	(16)%	391	(56)%
Segment Earnings before income tax (expense) benefit	2,585	2,147	5,514	438	20%	(3,367)	(61)%
Income tax (expense) benefit	(807)	(600)	282	(207)	35%	(882)	(313)%
Segment Earnings, net of taxes	1,778	1,547	5,796	231	15%	(4,249)	(73)%
Total other comprehensive income (loss), net of tax	12	(10)	49	22	(220)%	(59)	(120)%
Total comprehensive income	$1,790	$1,537	$5,845	$253	16%	$(4,308)	(74)%
Key Drivers:

•
The benefit for credit losses in 2015 was primarily due to a reduction of loan loss reserves associated with the reclassification of mortgage loans from held-for-investment to held-for-sale. Excluding the effect of loan reclassifications and other related subsequent activity in 2015 and settlement agreements in 2014, the provision for credit losses decreased compared to 2014 primarily due to decreases in newly impaired loans. The (provision) for credit losses in 2014 reflects decreases for both newly impaired loans and settlement agreements with certain sellers to release specified loans from certain repurchase obligations.

•
Management and guarantee fee income increased in 2015 primarily due to higher amortization of upfront fees, driven by higher loan liquidations resulting from lower average mortgage interest rates, higher average management and guarantee fee income rates, and an increase in the single-family credit guarantee portfolio.

•
Other non-interest income decreased in 2015 primarily due to increased lower-of-cost-or-fair value adjustments on loans that were reclassified from held-to-investment to held-for-sale, fair value losses on STACR debt notes carried at fair value due to an increase in market prices for these notes, as well as higher STACR transaction volumes, and losses on our investment in CSS. Other non-interest income decreased in 2014 primarily due to fair value losses on guarantee assets and lower-of-cost-or-fair-value adjustments on loans held-for-sale, compared to gains on guarantee assets in 2013 due to an increase in interest rates during that year.

Freddie Mac 2015 Form 10-K	52

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

•
Administrative expense increases resulted, in part, from our investments in our technology to better support our lenders and Freddie Mac's products and programs, as well as the new common securitization platform and the single (common) security initiative.

•
REO operations expense increased in 2015 and 2014 compared to the respective prior year. REO property expenses declined in 2015 and 2014, consistent with a decline in REO inventory in each year. However, the REO property expenses were offset to a lesser extent by gains on the disposition of REO properties and recoveries from mortgage insurance, compared to the respective prior year.

•
Other non-interest expense increased in 2015 primarily due to property taxes and insurance expense associated with loans reclassified as held-for-sale and expenses related to the allocation of funds to certain housing funds pursuant to the GSE Act during 2015.

Freddie Mac 2015 Form 10-K	53

Management's Discussion and Analysis	Our Business Segments | Multifamily

MULTIFAMILY
BUSINESS OVERVIEW

The Multifamily segment provides liquidity to the multifamily market and supports a consistent supply of workforce housing by purchasing and securitizing loans secured by properties with five or more units. The Multifamily segment reflects results from our investment, securitization, and guarantee activities in multifamily loans and securities and the management of multifamily mortgage credit risk. The Multifamily segment supports our primary business strategies by creating:
A Better Freddie Mac:

•	Continuing to provide financing to the multifamily mortgage market and expanding our market presence for workforce housing in line with our mission;

•	Improving our risk-adjusted returns by leveraging private capital in our credit risk transfer transactions; and

•	Maintaining strong credit and capital management discipline.
A Better Housing Finance System:

•	Operating in a customer focused manner, in an effort to build value and support the creation of a strong, long-lasting rental housing system;

•	Identifying new opportunities beyond our existing K Certificate transactions to transfer credit risk to third parties and reduce taxpayer exposure; and

•	Fostering innovation of products that expand the availability of workforce housing in the marketplace.
We use a prior-approval underwriting approach for multifamily loans, in contrast to the delegated underwriting approach used in our Single-family Guarantee segment. Under this approach, we maintain credit discipline by completing our own underwriting and credit review for each new loan prior to issuance of a loan commitment, including review of third-party appraisals and cash flow analysis.
Multifamily loans are typically without recourse to the borrower, making repayment dependent on cash flows generated by the underlying property. Cash flows generated by a property are significantly influenced by vacancy and rental rates, as well as conditions in the local rental market, the physical condition of the property, the quality of property management, and the level of operating expenses.
Multifamily property markets are affected by local and regional economic factors, such as employment rates, construction cycles, preferences for homeownership versus renting, and relative affordability of single-family home prices, all of which influence the supply and demand for multifamily properties and pricing for apartment rentals.
Products and Activities

Securitization and Guarantee Products
In our Multifamily segment, we primarily issue the following types of securitization and guarantee products which make up our guarantee portfolio:

Freddie Mac 2015 Form 10-K	54

Management's Discussion and Analysis	Our Business Segments | Multifamily

•
K Certificates - Our primary business model is to purchase multifamily loans for aggregation and securitization through the issuance of multifamily K Certificates, which allows us to transfer the vast majority of the expected credit losses of the loans to third-party investors. As shown in the diagram below, in a typical K Certificate transaction, we sell multifamily loans to a non-Freddie Mac securitization trust that issues senior and subordinated securities, and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. In substantially all of these transactions, we guarantee only the senior securities issued by the Freddie Mac securitization trust and do not issue or guarantee the subordinated securities issued by the non-Freddie Mac securitization trust. As a result, the vast majority of the expected credit risk is sold to the third-party investors in the subordinated securities, thereby reducing our credit risk exposure. We receive a management and guarantee fee in exchange for guaranteeing the K Certificates. Profitability on our K Certificates is evaluated in terms of management and guarantee fee income and gains on the sales of loans. We attempt to maximize our returns by optimizing the combination of gains we earn when we sell the loans for securitization and the management and guarantee fees we will earn over time.

We may purchase or retain a portion of the K Certificates or the unguaranteed subordinated securities, and, from time to time, we may undertake other activities to support the liquidity of K Certificates. For more information, see “Risk Factors - Other Risks - A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for our K Certificates.”

K Certificate Transactions

Mortgage Seller
Mortgage Loans
Cash
Freddie Mac
Mortgage Loans
Cash
Guarantee
Cash (Guarantee Fee)
Guarantee
Non-Freddie Mac Trust
Guaranteed Bonds
Cash
Freddie Mac Trust
Unguaranteed bonds (subordinate and mezzanine)
Cash
Guaranteed K Certificates
Cash
Investors

•
Other securitization products - We purchase small balance multifamily loans and sell them to a third-party securitization trust in transactions that are similar to our K Certificate transactions and that transfer a portion of the credit risk of the loans to third-party investors. From time to time, we also issue other types of securitization products, including PCs backed by multifamily loans and pass

Freddie Mac 2015 Form 10-K	55

Management's Discussion and Analysis	Our Business Segments | Multifamily

through certificates backed by multifamily housing revenue bonds. In 2009 and 2010, we entered into transactions under Treasury’s NIBP with HFAs. See Note 2 for further information.

•
Other mortgage-related guarantees - We guarantee mortgage-related assets held by third parties in exchange for management and guarantee fee income without securitizing those assets. For example, we provide guarantees on certain tax-exempt multifamily housing revenue bonds secured by low- and moderate-income multifamily loans.

Investing Activities

•
Mortgage loans - Our primary business model is to acquire loans for aggregation and then to securitize the loans through the issuance of K Certificates. However, we continue to hold a portfolio of multifamily mortgage loans that we acquired under our prior buy-and-hold investment strategy. This portfolio is declining over time.

•
Agency mortgage-related securities - We may purchase or retain a portion of the K Certificates and other types of multifamily securitization products we issue, depending on market conditions, and we may also buy or sell these securities in the secondary market.

•	Non-Agency mortgage-related securities - We may purchase a portion of the unguaranteed subordinated securities related to our securitization transactions, depending on market conditions.

•
CMBS - We are not currently an active purchaser of CMBS. However, we continue to hold a portfolio of CMBS and other multifamily investment securities that we acquired under our prior buy-and-hold investment strategy. This portfolio is declining over time.

Customers

Our multifamily loan volume is sourced through our approved lenders. We generally provide post-construction financing to apartment project operators with established performance records. The following graphs show the concentration of our 2015 multifamily new business volume by our largest sellers and loan servicing by our largest servicers as of December 31, 2015. Any seller or servicer with a 10% or greater share is listed separately.

Freddie Mac 2015 Form 10-K	56

Management's Discussion and Analysis	Our Business Segments | Multifamily

Percentage of Multifamily New Business Volume

Percentage of Multifamily Servicing Volume

Competition

We compete on the basis of price, service, and products, including our use of certain securitization structures. Our principal competitors in the Multifamily segment are Fannie Mae, FHA, commercial and investment banks, CMBS conduits, dealers, thrift institutions, and life insurance companies.

Freddie Mac 2015 Form 10-K	57

Management's Discussion and Analysis	Our Business Segments | Multifamily

MARKET CONDITIONS

The graphs and related discussion below present certain multifamily market indicators, for the most recent five years, that can significantly affect the business and financial results of our Multifamily segment.
Change in Effective Rents for Period Ending December 31,
Source: REIS, Inc.

Apartment Vacancy Rates as of December 31,
Source: REIS, Inc.

Commentary

•
Effective rents (i.e., the average rent paid by the tenant over the term of the lease, adjusted for concessions by the landlord and costs borne by the tenant) remain strong, but the rate of increase is expected to moderate in the future, consistent with the rise in vacancy rates. Vacancy rates increased slightly since 2013 from what is likely the cyclical low.

•
Multifamily property prices have been especially strong, with 13% growth in 2015. Multifamily property price growth may slow from this level with the expected moderation in the rate of effective rent increase, the rising vacancy rate, as well as improving returns for other investment types.

Freddie Mac 2015 Form 10-K	58

Management's Discussion and Analysis	Our Business Segments | Multifamily

Apartment Completions and Net Absorption

Source: REIS, Inc.

K Certificate Benchmark Spread as of December 31,

Source: J.P. Morgan

Commentary

•
Apartment completions are an indication of the supply of rental housing. Net absorption, which is a measurement of the rate at which available apartments are occupied, is an indication of demand for rental housing.

•
While supply (indicated by completions) has been on the rise and has driven the increase in vacancies, demand (indicated by net absorption) has also been strong for rental housing in recent periods because of an improving job market and lower homeownership rates. However, in the longer term, the increasing supply may have unfavorable impacts on rental and vacancy rates.

•
The K Certificate benchmark spread represents the spread of a typical 10-year senior K Certificate over the U.S. swap curve. In 2015, the spread widened due to broad macroeconomic market volatility and uncertainty.

•
The profitability of our K Certificate transactions (as measured by gains and losses on sales of mortgage loans) is impacted by the change in the K Certificate benchmark spread during the period between loan purchase and execution of the K Certificate transaction. During 2015, spread widening had an adverse effect on K Certificate profitability.

Freddie Mac 2015 Form 10-K	59

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Debt Outstanding as of December 31,

Source: Federal Reserve Financial Accounts of the United States of America dated December 10, 2015. For 2015, the amount is as of September 30, 2015 (latest available information).

Multifamily Delinquency Rates as of December 31,
Source: Freddie Mac, FDIC Quarterly Banking Profile, Trepp, LLC. (MF CMBS market, excluding REOs), American Council of Life Insurers (ACLI). For 2015, the amounts for FDIC insured institutions and ACLI investment bulletin are as of September 30, 2015 (latest available information).

Commentary

•
There was significant growth in the multifamily market during 2015. As reported by the Federal Reserve, total multifamily mortgage debt outstanding was approximately $1.1 trillion at September 30, 2015 (the latest available information), representing an increase of $95.0 billion (or 10%) since September 30, 2014, one of the largest annual increases ever reported by the Federal Reserve.

•	Our share of multifamily mortgage debt outstanding has remained relatively stable over the past several years in the 12-14% range.

•	Our multifamily delinquency rates during 2015 remained among the lowest in the industry, primarily due to our prior-approval underwriting approach discussed earlier.

•
We expect continued growth in the multifamily mortgage market due to increasing property prices and new completions, along with favorable investment opportunities. In addition, we expect to maintain our share of multifamily mortgage debt outstanding in 2016.

•	We expect the credit losses and delinquency rates for the multifamily mortgage portfolio to remain low in the near term.

Freddie Mac 2015 Form 10-K	60

Management's Discussion and Analysis	Our Business Segments | Multifamily

BUSINESS RESULTS

The graphs and related discussion below present the business results of our Multifamily segment over the last three years.
New Business Activity

New Business Activity for the Year Ended December 31,

Acquisition of Units by Area Median Income (AMI) for the Year Ended December 31,

Commentary

•
We met the 2015 Conservatorship Scorecard goal of maintaining the dollar volume of multifamily new business activity at or below a production cap of $30.0 billion. For purposes of determining our performance under the goal, business activity associated with certain targeted loan types is excluded from this production cap.

Freddie Mac 2015 Form 10-K	61

Management's Discussion and Analysis	Our Business Segments | Multifamily

•
In May 2015, FHFA expanded the affordable housing categories excluded from the production cap in our 2015 scorecard. These revisions enabled us to further support the needs of the workforce housing market across more communities. Based on this guidance, approximately 63% of our multifamily new business activity during 2015 counted towards the 2015 scorecard production cap, and the remaining 37% was uncapped.

•
Nearly 90% of the eligible units we financed during 2015 were affordable to families earning at or below the median income in their area (eligible units are multifamily units that qualify toward our affordable housing goal). We increased our support of workforce housing in the multifamily mortgage market during 2015 through new initiatives, including purchases of manufactured housing community loans and small balance loans.

•
We expect our overall new business volume to increase in 2016; however, we expect our volume in the capped categories to be at or below the 2016 Conservatorship Scorecard cap of $31.0 billion. We also expect to introduce new initiatives to support liquidity and workforce housing in the multifamily mortgage markets.

•	We expect the increased competition from other market participants, particularly banking institutions, to continue.

Freddie Mac 2015 Form 10-K	62

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio

Multifamily Portfolio as of December 31,

Net Interest Yield Earned For the Year Ended December 31,

Commentary

•
Our Multifamily portfolio grew in 2015 due to an increase in the guarantee portfolio, which was primarily attributable to our securitization of loans in K Certificate transactions. This growth was consistent with the overall increase in multifamily mortgage debt outstanding in the U.S.

•
Our portfolio of interest-earning assets continued to decline in 2015 as a result of reductions in our unsecuritized loan and mortgage-related securities portfolios, consistent with our plans to reduce our holdings of less liquid assets. The interest earning assets that liquidated had lower net interest yields relative to the average portfolio, resulting in an increase in net interest yields in 2015.

•
We expect a continued increase in the size of our guarantee portfolio as a result of ongoing K Certificate transactions and a reduction in our unsecuritized loan and mortgage-related security portfolios due to ongoing principal repayments.

Freddie Mac 2015 Form 10-K	63

Management's Discussion and Analysis	Our Business Segments | Multifamily

Management and Guarantee Fees

Average Management and Guarantee Fee Rate Charged on New K Certificates for the Year Ended December 31,

Average Portfolio Management and Guarantee Fee Rate as of December 31,

Commentary

•	The guarantee portfolio increased in 2015 as a result of our ongoing issuance of K Certificates.

•
The average management and guarantee fee rate on both the overall guarantee portfolio and on newly issued K Certificates increased in 2015, primarily as a result of increased securitizations of products for which we charge higher fees. We expect the average management and guarantee fee rate charged for new K Certificate issuances in 2016 to be consistent with the rates in 2015.

Freddie Mac 2015 Form 10-K	64

Management's Discussion and Analysis	Our Business Segments | Multifamily

•
The average management and guarantee fee rate charged on K Certificates is generally lower than the average management and guarantee fee rate charged on our other securitization products and other mortgage-related guarantees. The lower management and guarantee fee rate on K Certificates is driven by higher levels of subordination that absorb the vast majority of the expected credit losses.

Freddie Mac 2015 Form 10-K	65

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Risk Transfer Activity

New K Certificate Issuances for the Year Ended December 31,

Cumulative K Certificate Issuances as of December 31,

Commentary

•
In addition to the credit risk we transferred on the K Certificates issued in 2015, we also transferred credit risk associated with $1.7 billion of additional loans through other securitization products, such as small balance loan securitizations.

•	More than 90% of the loans we purchased in 2015 were designated for securitization.

•	We resecuritized $3.4 billion of less liquid non-agency mortgage-related securities, transferring a portion of the credit risk to private investors.

•	While we expect to use K Certificates as the primary method to transfer credit risk in 2016, we also expect to introduce new initiatives to transfer risk.

Freddie Mac 2015 Form 10-K	66

Management's Discussion and Analysis	Our Business Segments | Multifamily

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Multifamily segment.

	Year Ended December 31,			Change 2015 - 2014		Change 2014 - 2013
(dollars in millions)	2015	2014	2013	$	%	$	%
Net interest income	$927	$948	$1,186	$(21)	(2)%	$(238)	(20)%
Benefit for credit losses	26	55	218	(29)	(53)%	(163)	(75)%
Non-interest income:
Management and guarantee fee income	339	254	206	85	33%	48	23%
Gains (losses) on loans	(93)	870	(336)	(963)	(111)%	1,206	(359)%
Derivative gains	372	335	1,281	37	11%	(946)	(74)%
Other non-interest income	17	234	1,203	(217)	(93)%	(969)	(81)%
Total non-interest income	635	1,693	2,354	(1,058)	(62)%	(661)	(28)%
Non-interest expense:
Administrative expense	(325)	(274)	(257)	(51)	19%	(17)	7%
REO operations (expense) income	(4)	9	16	(13)	(144)%	(7)	(44)%
Other non-interest expense	(56)	(23)	(24)	(33)	143%	1	(4)%
Total non-interest expense	(385)	(288)	(265)	(97)	34%	(23)	9%
Segment Earnings before income tax expense	1,203	2,408	3,493	(1,205)	(50)%	(1,085)	(31)%
Income tax expense	(376)	(772)	(443)	396	(51)%	(329)	74%
Segment Earnings, net of taxes	827	1,636	3,050	(809)	(49)%	(1,414)	(46)%
Total other comprehensive income (loss), net of tax	(261)	(177)	(1,595)	(84)	47%	1,418	(89)%
Total comprehensive income	$566	$1,459	$1,455	$(893)	(61)%	$4	—%
Key Drivers:

•
Net interest income declined in 2015 compared to 2014 primarily due to a segment allocation in 2015 of debt extinguishment costs related to the transfer of $1.2 billion of seasoned mortgage loans to a consolidated K Certificate trust. This decline was partially offset by higher net interest income in 2015 due to changes in the composition of our multifamily portfolio, as lower yielding legacy loans and securities were replaced with purchases of higher-yielding loans to support future securitizations. The decline in 2014 compared to 2013 was primarily due to lower average multifamily portfolio balances of interest-earning assets.

•
Benefit for credit losses declined each year. The credit performance of the multifamily mortgage portfolio remained strong each year and the number of loans subject to a loan loss reserve has declined over time. Loans purchased for securitization are recorded at fair value and are therefore not subject to a loan loss reserve.

•	Management and guarantee fee income increased each year, primarily due to higher average multifamily guarantee portfolio balances as a result of ongoing issuances of K Certificates.

•
Gains (losses) on loans was a loss in 2015 as loans are sensitive to changes in K Certificate benchmark spreads observed in the market as well as to interest rate-related fair value changes (for which resulting gains (losses) are offset in derivatives gains (losses)). The significant widening of K Certificate benchmark spreads coupled with higher loan purchase and securitization volume resulted in losses on loans in 2015, as compared to gains on loans recognized in 2014 when spreads tightened. The change from losses in 2013 to gains in 2014 was attributable to interest rate-related

Freddie Mac 2015 Form 10-K	67

Management's Discussion and Analysis	Our Business Segments | Multifamily

fair value changes (that are offset in derivative gains (losses)), as rates increased in 2013 but decreased in 2014.

•
Derivative gains (losses) for the Multifamily segment are offset by fair value changes of the loans and investment securities being hedged. As a result, there is no net impact on total comprehensive income for the Multifamily segment from fair value changes related to interest rate-related derivatives. The fair value changes of the hedged assets are included in gains (losses) on loans, other non-interest income and total other comprehensive income.

•
Other non-interest income and total other comprehensive loss (excluding the interest rate-related fair value changes that are offset in derivative gains (losses)) declined each year, primarily due to declining sales of available-for-sale securities where gains had previously been recognized in AOCI. We sold $1.0 billion of investment securities in 2015, compared to $2.6 billion during 2014 and $13.6 billion in 2013.

Freddie Mac 2015 Form 10-K	68

Management's Discussion and Analysis	Our Business Segments | Investments

INVESTMENTS
BUSINESS OVERVIEW

The Investments segment reflects results from three primary activities:

•	Managing the company’s mortgage-related investments portfolio, excluding Multifamily segment investments and single-family seriously delinquent loans;

•	Managing the treasury function for the company, including funding and liquidity; and

•	Managing interest-rate risk for the company.
The objectives of our Investments segment are to make appropriate risk and capital management decisions and to be a market leader. The Investments segment supports our primary business strategies by creating:
A Better Freddie Mac:

•
Engaging in economically sensible transactions to reduce our less liquid assets, including non-agency mortgage-related securities, and to reduce the balance of our reperforming loans and our performing modified loans;

•	Managing the mortgage-related investments portfolio’s risk-versus-return profile based on our internal economic capital framework;

•	Enhancing the liquidity of our issued securities in the secondary mortgage market to support our business needs;

•	Responding to market opportunities by efficiently funding the company's business activities; and

•	Managing the company's economic interest-rate risk through the use of derivatives and other debt.
A Better Housing Finance System:

•	Expanding and improving the delivery of mortgage capital markets services through our cash loan purchase program, in conjunction with the Single-family Guarantee segment.
Although we manage our business on an economic basis, we may forgo certain investment opportunities for a variety of reasons, including the limit on the size of our mortgage-related investments portfolio or the risk that a particular accounting treatment may create earnings volatility as well as result in a future draw from Treasury. For additional information on the limits on the mortgage-related investments portfolio established by the Purchase Agreement and by FHFA, see "Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness."
Products and Activities

Investing and Related Activities
In our Investments segment, we manage the following types of products:

•
Agency mortgage-related securities - We primarily invest in Freddie Mac mortgage-related securities, but may also invest in Fannie Mae and Ginnie Mae mortgage-related securities from time to time. Our activities with respect to this product may include purchases and sales, dollar roll transactions, and structuring activities (e.g., resecuritizing existing agency securities into REMICs and selling some or all of the resulting REMIC tranches).

Freddie Mac 2015 Form 10-K	69

Management's Discussion and Analysis	Our Business Segments | Investments

•
Non-agency mortgage-related securities - We generally no longer purchase non-agency mortgage-related securities, but continue to have a large portfolio of non-agency mortgage-related securities that we acquired in prior years. We are working, in some cases in conjunction with other investors, to mitigate or recover losses we recognized in prior years. In recent years, we and FHFA reached settlements with a number of institutions. Lawsuits against other institutions are currently pending. Our activities with respect to this product are primarily sales but could include other disposition strategies in the future.

•	Single-family unsecuritized loans - Single-family unsecuritized loans are classified into three categories:

◦	Loans acquired through our cash loan purchase program that are awaiting securitization;

◦	Reperforming loans and performing modified loans; and

◦
Seriously delinquent loans that we have removed from PC pools (this loan category is managed by both the Investments and Single-family Guarantee segments, but is included in the Single-family Guarantee segment's investment portfolio and financial results).

The strategies employed to manage each category may differ. We securitize a majority of the loans acquired through our cash loan purchase program into Freddie Mac mortgage-related securities, primarily PCs, which may be sold to investors or retained in our mortgage-related investments portfolio. As part of the Retained Portfolio plan, we are reducing the balance of our reperforming and performing modified loans through a variety of methods, including disposition through structured transactions, with the resulting securities being sold to investors or retained in our mortgage-related investments portfolio. In the future, we may seek to sell these loans directly or pursue other disposition strategies. Seriously delinquent loans continue to be reduced through loss mitigation and foreclosure activities, as well as through sales of certain non-performing loans.

•
Non-mortgage-related assets - We maintain a portfolio consisting primarily of cash, Treasury securities, and securities purchased under agreements to resell, principally for short-term liquidity management. This portfolio also includes cash invested on behalf of our consolidated trusts and cash pledged to us under various agreements.

We evaluate the liquidity of our mortgage-related assets based on three categories (in order of liquidity):

•	Liquid: single-class and multi-class agency securities, excluding certain structured agency securities collateralized by non-agency mortgage-related securities;

•
Securitization Pipeline: performing single-family loans purchased for cash and primarily held for a short period until securitized, with the resulting Freddie Mac issued securities being sold or retained; and

•
Less Liquid: assets that are less liquid than agency securities and loans in the securitization pipeline (e.g., reperforming loans and performing modified loans and non-agency mortgage-related securities).

As a well-established disposition path exists for our single-family loans included in the securitization pipeline, we consider those assets to be more liquid than non-agency securities and reperforming loans and performing modified loans, but less liquid than single-class and multi-class agency securities.
As part of our Retained Portfolio plan, we are focused on reducing the balance of less liquid assets that we hold in the mortgage-related investments portfolio through a combination of pay-downs, sales and securitizations.

Freddie Mac 2015 Form 10-K	70

Management's Discussion and Analysis	Our Business Segments | Investments

We may undertake various activities in an effort to support our presence in the agency securities market or to support the liquidity of our PCs, including the price performance relative to comparable Fannie Mae securities. These activities may include the purchase and sale of agency securities, the purchase of loans, dollar roll transactions, and structuring activities, such as resecuritization of existing agency securities and the sale of some or all of the resulting securities. Depending upon market conditions, there may be substantial variability in any period in the total amount of securities we purchase or sell. In some cases, the purchase or sale of agency securities could adversely affect the price performance of our PCs relative to comparable Fannie Mae securities.
We incur costs in connection with our efforts to support our presence in the agency securities market and to support the liquidity and price performance of our PCs, including by engaging in transactions that yield less than our target rate of return. For more information, see “Risk Factors - Other Risks - A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for our K Certificates.”
Funding and Liquidity Management Activities
Our Treasury function manages the funding needs of the company, including the Investments segment, primarily through the issuance of unsecured other debt. The type and term of debt issued is based on a variety of factors and is designed to efficiently meet our ongoing cash needs and to comply with our Liquidity Management Framework. This Framework provides a mechanism for us to sustain significant periods of market illiquidity, while being able to maintain certain business activities and remain current on all obligations. See "Liquidity and Capital Resources - Liquidity Management Framework" for additional discussion of our Liquidity Management Framework.
We use the following types of products as part of our funding and liquidity management activities:

•
Discount Notes and Reference Bills - We issue short-term instruments with maturities of one year or less. These products are generally sold on a discounted basis, paying principal only at maturity. Reference Bills are auctioned to dealers on a regular schedule, while discount notes are issued in response to investor demand and our cash needs.

•
Medium-term Notes - We issue a variety of fixed-rate and variable-rate medium-term notes, including callable and non-callable fixed-rate securities, and zero-coupon securities, with various maturities.

•	Reference Notes Securities - Reference Notes securities are non-callable fixed-rate securities, which we currently issue with original maturities greater than two years.
To maintain sufficient short-term liquidity, we may hold a combination of cash, cash-equivalent, and non-mortgage-related investments in our liquidity and contingency operating portfolio. These instruments are limited to those we expect to be liquid and readily convertible into cash. We also lend available cash on a short-term basis through transactions where we purchase securities under agreements to resell. This portfolio is designed to allow us to meet all of our obligations in the event that we lose access to the unsecured debt markets for a period of time.
Interest-Rate and Other Risk Management Activities
Our goal is to manage the economic interest-rate risk for the company within management approved levels, as measured by our models. See "Risk Management - Interest-Rate Risk and Other Market Risks”

Freddie Mac 2015 Form 10-K	71

Management's Discussion and Analysis	Our Business Segments | Investments

for additional information, including the measurement of the interest rate sensitivity of our financial assets and liabilities.
Typically there is an interest rate risk mismatch between our financial assets and the other debt that we use to fund those assets. For example, many investors in our callable Medium-term Notes prefer to have final maturities of 5 years or less. While this type of debt helps us to meet our need for longer-term liquidity, it may not match the mortgage assets' interest-rate risk characteristics. In this case, we would typically use interest-rate derivatives to reduce the economic risk exposure between our financial assets and liabilities. Using our risk management framework described in the "Risk Management - Interest Rate and Other Market Risks" section, we seek to reduce this impact to low levels.
We also could consider the expected holding periods of our financial assets and liabilities. Our debt terms are generally shorter than our assets' projected life. As a result, we will likely have to reissue debt to continue to hold the assets. Changes in spreads on future debt issuances may impact the future cash flows of our portfolio. We at times attempt to manage the impact of interest-rates on future debt issuance. Additionally, financial assets that are likely to be sold prior to their final maturity may have a different debt and derivative mix than financial assets that we plan to hold for a longer period. As a result, interest rate risk measurements for those assets may include additional assumptions (such as a view on expected changes in spreads) concerning their price sensitivity rather than just a longer-term view of cash flows.
To manage our interest rate risk, we primarily use interest rate swaps, options, swaptions, and futures. When we use derivatives to mitigate our risk exposures, we consider a number of factors, including cost, exposure to counterparty risk, and our overall risk management strategy.
Customers

Our unsecured other debt securities and structured mortgage-related securities are initially purchased by dealers and redistributed to their customers. The customers for these securities generally include state and local governments, insurance companies, money managers, central banks, depository institutions, and pension funds. Our customers under our loan cash purchase program are a variety of lenders, as discussed in “Single-Family Guarantee - Business Overview - Customers.”
Competition

Our competitors in the Investments segment are firms that invest in loans and mortgage-related assets, and issue corporate debt, including Fannie Mae, REITs, supranationals (international institutions that provide development financing for member countries), commercial and investment banks, dealers, thrift institutions, insurance companies, the Federal Farm Credit Banks, and the FHLBs.

Freddie Mac 2015 Form 10-K	72

Management's Discussion and Analysis	Our Business Segments | Investments

MARKET CONDITIONS

The following graph and related discussion presents the par swap rate curve for the most recent three years. As our derivatives and variable-rate debt are generally LIBOR-based, changes in par swap rates can significantly affect the business and financial results of our Investments segment.
Par Swap Rates as of December 31,
Sources: Bloomberg, ICAP
Commentary

•
We primarily use LIBOR-based derivatives and fixed-rate debt to hedge our interest rate risk. The mortgage-related investments portfolio's exposure to interest rate risk is calculated by our models that project loan and security cash flows over a variety of scenarios. For additional information on our exposure to interest rate risk, see "Risk Management - Interest-Rate Risk and Other Market Risks."

•
Changes in interest rates affect the fair value of our derivatives. Our primary derivative instruments are interest-rate swaps, including pay-fixed and receive-fixed interest-rate swaps. With a pay-fixed interest-rate swap, as interest rates decline, we recognize derivative losses. Conversely, as interest

Freddie Mac 2015 Form 10-K	73

Management's Discussion and Analysis	Our Business Segments | Investments

rates rise, we recognize derivative gains. The opposite is true with respect to a receive-fixed interest-rate swap.

•
As our derivative portfolio is referenced to different maturity terms along the yield curve, a change in the shape of the yield curve (flattening or steepening) will also affect the fair value of our derivatives.

•
The Federal Reserve decided in December 2015 to begin raising short-term interest rates but committed to a measured pace of monetary tightening. As a result, shorter-term interest rates, including the 3-month LIBOR rates, increased in December 2015. However, the magnitude and timing of the impact of the Federal Reserve’s action on mortgage and other longer-term rates is uncertain.

Freddie Mac 2015 Form 10-K	74

Management's Discussion and Analysis	Our Business Segments | Investments

BUSINESS RESULTS

The tables, graphs and related discussion below present the business results of our Investments segment.
Investing Activity

The following table presents the Investments segment's investments portfolio.

	December 31, 2015				December 31, 2014
(in millions)	Liquid	Securiti-zation Pipeline	Less Liquid	Total	Liquid	Securiti-zation Pipeline	Less Liquid	Total
Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$10,041	$—	$10,041	$—	$7,497	$—	$7,497
Reperforming loans and performing modified loans	—	—	67,036	67,036	—	—	75,281	75,281
Total single-family unsecuritized loans	—	10,041	67,036	77,077	—	7,497	75,281	82,778
Freddie Mac mortgage-related securities	135,869	—	6,076	141,945	150,852	—	7,363	158,215
Non-agency mortgage-related securities	—	—	27,754	27,754	—	—	44,230	44,230
Non-Freddie Mac agency mortgage-related securities	12,958	—	—	12,958	16,341	—	—	16,341
Total - Mortgage investments portfolio	$148,827	$10,041	$100,866	$259,734	$167,193	$7,497	$126,874	$301,564
Non-mortgage-related assets portfolio	100,913	—	—	100,913	78,040	—	—	78,040
Total Investments Portfolio	$249,740	$10,041	$100,866	$360,647	$245,233	$7,497	$126,874	$379,604

Commentary

•
Consistent with our efforts to improve the overall liquidity of our mortgage investments portfolio, our new asset acquisitions have almost entirely consisted of purchases of agency mortgage-related securities and loans awaiting securitization into PCs. During 2015, the percentage of our less liquid assets relative to our total mortgage investments portfolio declined 3.3% to 38.8%.

•	We expect to reduce the balance of our less liquid assets through a combination of pay-downs, securitizations, and sales.

Freddie Mac 2015 Form 10-K	75

Management's Discussion and Analysis	Our Business Segments | Investments

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balance
Commentary

•
The average balance of the mortgage-related securities that we manage declined by 10.3% during 2015 compared to 2014, consistent with the company's efforts to comply with the mortgage-related investments portfolio limits. The decline in the balance of our mortgage-related securities was primarily due to pay-downs of certain agency mortgage-related securities and pay-downs and sales of certain non-agency mortgage-related securities.

•
The average balance of the single-family unsecuritized mortgage loans that we manage declined by 4.6% during 2015 compared to 2014, primarily due to the securitization of certain reperforming loans and performing modified loans.

•
The average balance of the non-mortgage-related assets that we manage will fluctuate period to period based on our liquidity needs, investment strategy, and investment returns. This portfolio reflects our investments for operating purposes as well as the restricted assets that we hold and invest on behalf of consolidated trusts and cash that has been pledged to us under various agreements.

•
Net interest yield declined 29 basis points during 2015, primarily due to a decline in the average yield earned from the mortgage-related assets that we manage. This decline was primarily driven by the pay-down of certain higher-yielding agency securities. Although we acquired additional agency

Freddie Mac 2015 Form 10-K	76

Management's Discussion and Analysis	Our Business Segments | Investments

securities to replace certain of those securities that paid down, the new securities have lower yields due to an overall lower interest rate environment. The decline in average yield earned was also driven by an increase in the amount of premium amortization recognized for loans held by consolidated trusts due to higher borrower prepayments. The amortization of loan premiums is generally offset by the amortization of the related debt premiums that were recognized upon the issuance of a PC. However, while loan premiums are amortized into net interest income, the related debt premiums are amortized into other non-interest income.

•	We expect our net interest yield and average investments portfolio balance to continue to decline in 2016 as we manage the size of our mortgage-related assets.

Freddie Mac 2015 Form 10-K	77

Management's Discussion and Analysis	Our Business Segments | Investments

Reduction In Less Liquid Assets

Securitizations of Reperforming Loans and Performing Modified Loans

Sales of Less Liquid Assets

Commentary

•
Since 2013, we have focused on reducing, in an economically sensible manner, our holdings of certain less liquid assets, including reperforming and performing modified single-family loans and non-agency mortgage-related securities. Our principal disposition strategies for our less liquid assets include securitizations and sales.

Freddie Mac 2015 Form 10-K	78

Management's Discussion and Analysis	Our Business Segments | Investments

Funding Activity

The table below summarizes our funding activity.

	Year Ended December 31,
(in millions)	2015	2014	2013
Discount notes and Reference Bills:
Beginning balance	$134,670	$137,767	$117,930
Issuances	427,964	217,717	293,350
Maturities	(458,546)	(220,747)	(273,513)
Other	—	(67)	—
Ending balance	104,088	134,670	137,767

Callable debt:
Beginning balance	107,070	108,391	102,908
Issuances	128,612	66,128	69,738
Repurchases	—	(2,592)	(1,879)
Calls	(124,435)	(61,288)	(59,557)
Maturities	(3,572)	(3,563)	(2,816)
Other	—	(6)	(3)
Ending balance	107,675	107,070	108,391

Non-callable debt:
Beginning balance	206,393	264,080	331,634
Issuances	42,520	21,595	45,353
Repurchases	(397)	(1,413)	(197)
Maturities	(54,144)	(77,869)	(112,731)
Other	—	—	21
Ending balance	194,372	206,393	264,080

Total other debt	$406,135	$448,133	$510,238
Commentary

•
We fund our business activities primarily through the issuance of unsecured other short-term (e.g., discount notes and Reference Bills), medium-term and long-term debt. The outstanding balance of our other debt declined during 2015, as we required less debt to fund our business operations, as the balance of our mortgage-related investments portfolio continued to decline.

•
During 2015, we began to utilize overnight discount notes as a more cost effective tool to manage our intra-day liquidity needs. This resulted in an increase in both issuances and pay-offs of our short-term other debt.

•
Issuances and calls of our longer-term callable debt increased during 2015, as we refinanced more of our outstanding callable debt due to the low interest rate environment. See "Market Conditions" for additional discussion of interest rates.

Freddie Mac 2015 Form 10-K	79

Management's Discussion and Analysis	Our Business Segments | Investments

Debt Composition

Contractual Maturity Date as of December 31, 2015

Earliest Call Date as of December 31, 2015

Commentary

•
As our long-term debt spreads remained high in 2015, we continued to rely on short-term and medium-term debt issuances to fund our business. Short-term debt as a percentage of total other debt has remained relatively flat at 41.3% in 2015, down 1.3% and 1.5% from 2014 and 2013, respectively.

•
Our short-term debt issuances provide us with overall lower funding costs relative to longer-term debt and greater flexibility as we reduce our mortgage-related investments portfolio. However, in recent years, we have witnessed a significant increase in FHLB short-term debt issuances and outstanding balances. Increased competition from the FHLBs with respect to short-term debt issuances may have caused our short-term debt spreads to increase during the last quarter of 2015.

•
During 2015, spreads on our callable debt were favorable relative to our non-callable medium-term and long-term debt. Furthermore, our callable debt provides us with flexibility in the event that our liquidity condition changes. As a result, we issued more callable debt during 2015 compared to 2014. As of December 31, 2015, $93 billion of the outstanding $108 billion of callable debt may be called in 2016.

Freddie Mac 2015 Form 10-K	80

Management's Discussion and Analysis	Our Business Segments | Investments

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Investments segment.

	Year Ended December 31,			Change 2015 - 2014		Change 2014 - 2013
(dollars in millions)	2015	2014	2013	$	%	$	%
Net interest income	$1,734	$2,966	$3,525	$(1,232)	(42)%	$(559)	(16)%
Non-interest income:
Net impairment of available-for-sale securities recognized in earnings	420	(140)	(974)	560	(400)	834	(86)
Derivative gains (losses)	(70)	(5,158)	5,543	5,088	(99)	(10,701)	(193)
Gains (losses) on trading securities	(737)	(276)	(1,466)	(461)	167	1,190	(81)
Non-agency mortgage-related securities settlements	65	6,084	5,501	(6,019)	(99)	583
Other non-interest income	3,614	2,797	3,401	817	29	(604)	(18)
Total non-interest income	3,292	3,307	12,005	(15)	—	(8,698)	(72)
Non-interest expense:
Administrative expense	(317)	(437)	(523)	120	(27)	86	(16)
Other non-interest (expense) income	(4)	(6)	349	2	(33)	(355)	(102)
Total non-interest expense	(321)	(443)	(174)	122	(28)	(269)	155
Segment adjustments	781	635	1,037	146	23	(402)	(39)
Segment Earnings before income tax expense	5,486	6,465	16,393	(979)	(15)	(9,928)	(61)
Income tax expense	(1,715)	(1,945)	(463)	230	(12)	(1,482)	320
Segment Earnings, net of taxes	3,771	4,520	15,930	(749)	(17)	(11,410)	(72)
Total other comprehensive income (loss), net of tax	(356)	1,951	4,357	(2,307)	(118)	(2,406)	(55)
Total comprehensive income	$3,415	$6,471	$20,287	$(3,056)	(47)%	$(13,816)	(68)%
Certain of our financial assets and liabilities are measured at amortized cost, while others, including derivatives, are measured at fair value. We use derivatives to economically hedge the interest-rate exposure related to our financial assets. As a result, changes in interest rates create volatility in our Segment Earnings, as the volatility created by interest rate changes is recognized in the Investment segment, unless otherwise allocated to other segments. The volatility in our Segment Earnings generally is not indicative of the underlying economics of our business.
Key Drivers:

•
Net interest income declined in 2015 and 2014, primarily due to the continued reduction in the balance of our mortgage-related assets. The decline in our mortgage-related assets balance during 2015 was due to pay-downs and sales and other active dispositions.

•
Net impairment of available-for-sale securities recognized in earnings was in a net recovery position during 2015 compared to a net loss position in 2014, primarily due to the accretion of previously recognized other-than-temporary impairments exceeding new other-than-temporary impairments. Net impairment of available-for-sale securities recognized in earnings declined during 2014 compared to 2013, primarily due to a larger amount of accretion being recognized in 2014 and lower new other-than-temporary impairments.

•	Changes in derivative gains (losses) primarily resulted from changes in longer-term interest rates. Longer-term interest rates declined in both 2015 and 2014, while interest rates increased during

Freddie Mac 2015 Form 10-K	81

Management's Discussion and Analysis	Our Business Segments | Investments

2013. See "Consolidated Results of Operations - Derivative Gains (Losses)" for additional information.

•
The losses on trading securities during all periods were primarily due to the movement of securities in an unrealized gain position towards maturity. The losses on trading securities in 2015 were larger than 2014, as a result of agency spreads widening in 2015 compared to tightening in 2014. The losses on trading securities in 2013 were primarily driven by increases in longer-term interest rates.

•
Non-agency mortgage-related securities settlements declined significantly during 2015 compared to 2014, as a majority of our non-agency mortgage-related securities litigation settled during 2014 and 2013. We continue to have ongoing litigation with respect to certain other non-agency mortgage-related securities. In 2015, we entered into one small settlement to resolve a claim with respect to certain non-agency mortgage-related securities that we hold, while we reached settlements with 10 institutions during 2014. Income from the settlement of non-agency mortgage-related securities litigation was significant during 2014, however it was relatively flat compared to 2013.

•
Other non-interest income increased during 2015 compared to 2014, primarily due to an increase in the amortization of basis adjustments associated with debt securities of consolidated trusts. This increase was a result of higher prepayment rates during 2015 compared to 2014. Other non-interest income decreased during 2014 compared to 2013, primarily due to a decrease in the amortization of basis adjustments associated with debt securities of consolidated trusts, as a result of slower prepayment rates. See "Key Economic Indicators" for a discussion of mortgage interest rates, which are generally correlated to the amount of refinance activity.

•
Income tax expense decreased during 2015 compared to 2014, as result of lower Segment Earnings and a relatively flat effective tax rate (see Note 11). Income tax expense increased during 2014 compared to 2013, as a result of a full year of income tax expense in 2014. In 2013, we released the valuation allowance against our net deferred tax assets, creating less income tax expense for the year.

•
Other comprehensive income was a loss during 2015 compared to income during 2014, primarily due to less spread tightening for our non-agency mortgage-related securities and less impairment reclassifications from AOCI to earnings. The decrease in other comprehensive income during 2014 compared to 2013 was primarily due to less spread tightening for our non-agency mortgage-related securities, partially offset by a flattening of the yield curve during 2014. Other comprehensive income in all periods reflects the reversals of unrealized losses due to the accretion of other-than-temporary impairments in earnings and the reclassification of unrealized gains and losses related to available-for-sale securities that were sold during the respective periods.

Freddie Mac 2015 Form 10-K	82

Management's Discussion and Analysis	Our Business Segments | All Other

ALL OTHER
COMPREHENSIVE INCOME

The table below shows our comprehensive income (loss) for the All Other category.

	Year Ended December 31,			Change 2015-2014		Change 2014-2013
(in millions)	2015	2014	2013	$	%	$	%
Comprehensive income (loss) - All Other	$28	$(41)	$24,013	$69	(168)%	$(24,054)	(100)%
Comprehensive income (loss) for the All Other category for 2013 reflects a benefit for federal income taxes that resulted from the release of our valuation allowance against our net deferred tax assets.

Freddie Mac 2015 Form 10-K	83

Management's Discussion and Analysis	Risk Management | Overview

RISK MANAGEMENT
OVERVIEW
Risk is an inherent part of our business activities. We are exposed to four major types of risk: credit risk, interest rate and other market risks, liquidity risk, and operational risk. We primarily discuss credit risk, interest-rate and other market risks, and operational risk in this section. See "Liquidity and Capital Resources" for a discussion of liquidity risk. For more discussion of these and other risks facing our business, see “Risk Factors.”
RISK MANAGEMENT FRAMEWORK

We manage risk using a three-lines-of-defense risk management framework. The diagram below provides examples of how the three lines of defense complement each other under our risk management framework. These roles and responsibilities continue to evolve.

Freddie Mac 2015 Form 10-K	84

Management's Discussion and Analysis	Risk Management | Overview

Lines of Defense

	First Line Business Units	Second Line ERM Division Compliance Division	Third Line Internal Audit Division
RISK CATEGORY

Credit	Identify, assess, measure and manage risk within established credit policy guidelines Establish key risk indicators and various other metrics	Establish credit risk appetite, policy, limits, monitoring metrics and credit risk decision review process
Evaluates the design adequacy, operational effectiveness, and efficiency of governance, risk management, and control processes, including, but not limited to, the manner in which the first and second lines of defense achieve risk management and control objectives

Interest Rate and Other Market Risks	Identify, assess, measure and manage duration gap, PMVS, and other measures on a daily basis, including spread risk Establish key risk indicators and various other metrics	Establish interest rate and other market risks appetite, policy, limits, monitoring metrics and assess measurement methodologies

Liquidity	Identify, assess, measure and manage cash balances and short-and long-term liquidity needs on a daily basis Establish key risk indicators and various other metrics	Establish liquidity risk appetite, policy, limits, monitoring metrics and assess measurement methodologies

Operational	Identify, assess, measure and manage risk, while establishing and implementing operational processes and controls Establish key risk indicators and various other metrics	Establish operational risk appetite, policy, limits, monitoring metrics and evaluate loss event data and perform root cause analysis and testing

Freddie Mac 2015 Form 10-K	85

Management's Discussion and Analysis	Risk Management | Overview

RISK MANAGEMENT GOVERNANCE STRUCTURE

We manage risk using a governance structure that includes enterprise-wide oversight by the Board and its committees, CERO, CCO, and our corporate Enterprise Risk Committee ("ERC").
The discussion and diagram below present the structure of our three-lines-of-defense risk management framework and our governance structure.
We have made considerable enhancements to our risk management framework in recent years, including:

•	Revising our integrated enterprise risk management framework to enable us to place more focus on high risk business processes and activities; and

•	Leveraging our enterprise risk management framework to begin implementation of a redesigned, enhanced, and still maturing three-lines-of-defense methodology.
We use this still maturing three-lines-of-defense methodology to both strengthen risk ownership in our business units and add clarity to risk management roles and responsibilities. Our framework focuses on balancing ownership of risk by our business units with corporate oversight and independent assurance of the design and effectiveness of our risk management activities. For more information on the role of the Board and its committees, see "Directors, Corporate Governance, and Executive Officers - Board and Committee Information."

Freddie Mac 2015 Form 10-K	86

Management's Discussion and Analysis	Risk Management | Overview

Board of Directors

- Provides enterprise-wide risk oversight, including through its committees
- Evaluates the company's performance against the Corporate Scorecard goals related to risk management

Board Risk Committee

- Approves the enterprise risk management policy ("ERM Policy"), which establishes the enterprise risk management framework
- Assists the Board in the oversight, on an enterprise-wide basis, of our risk management framework, including management of credit, interest rate and other market, liquidity, and operational risk

Board Audit Committee

- Reviews management's guidelines and policies governing the processes for assessing and managing our risks
- Reviews our major financial risk exposures and the steps management has taken to monitor and control such exposures
- Reviews compliance with legal and regulatory requirements

Enterprise Risk Committee

- Established by the CEO and chaired by the CERO, comprising members of senior management
- Monitors, coordinates and oversees the risk profile of each line of business and the management of the company's risk consistent with ERM Policy
- Reviews aggregate enterprise-wide top-tier and emerging risks and significant risk exposures

1 FIRST LINE OF DEFENSE

Business Units

- Responsible for identifying, assessing, measuring, and managing its risks in conformance with the risk guidelines, risk policies, and risk limits approved by our Board, the Risk and Audit Committees of our Board, and senior management

2 SECOND LINE OF DEFENSE

ERM Division

- Responsible for risk leadership and independent oversight of risk across the company
- Implements the ERM framework and corporate risk policies, which include establishing risk inventory, risk appetite, risk limits and other monitoring metrics
- Monitors, evaluates and reports our performance against the ERM framework and corporate risk policies
- Responsible for approval of significant risk activities
- Responsible for reporting risk to senior management and the Board

CERO reports to the CEO and the Board Risk Committee

Compliance Division

- Responsible for the independent assessment and oversight of ethics and compliance risk across the company
- Responsible for reporting on compliance risk to senior management and the Board
- Provides effective challenge to first line activities

CCO reports to the CEO and the Board Audit Committee

3 THIRD LINE OF DEFENSE

Internal Audit Division

- Responsible for evaluating the design adequacy, operational effectiveness, and efficiency of governance, risk management, and control processes, for both the first and second lines of defense
- Responsible for reporting independently to the Audit Committee

Freddie Mac 2015 Form 10-K	87

Management's Discussion and Analysis	Risk Management | Overview

ECONOMIC CAPITAL

We use an internal economic capital framework as a component in our risk management process, which includes a risk-based measurement of capital adjusted for relevant interest rate and other market, credit, and operational risks. We assign economic capital internally to asset classes based on their respective risks. Economic capital is a factor we consider when we make economic decisions, establish risk limits, and measure profitability. We are working with FHFA to develop an overall risk measurement framework for evaluating Freddie Mac's and Fannie Mae's business decisions during conservatorship.

Freddie Mac 2015 Form 10-K	88

Management's Discussion and Analysis	Risk Management | Credit Risk

CREDIT RISK

OVERVIEW

We are exposed to both mortgage credit risk and institutional credit risk. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a loan that we own or guarantee. Institutional credit risk is the risk that a counterparty that has entered into a business contract or arrangement with us will fail to meet its obligations.
We are exposed to three types of mortgage credit risk:

•	Single-family mortgage (SF) credit risk, through our ownership or guarantee of loans in the single-family credit guarantee portfolio;

•	Multifamily mortgage (MF) credit risk, through our ownership or guarantee of loans in the multifamily mortgage portfolio; and

•	Mortgage-related securities (MRS) credit risk, through our ownership of non-Freddie Mac mortgage-related securities in the mortgage-related investments portfolio.
We also hold investments in certain non-mortgage-related securities. As of December 31, 2015, 2014, and 2013, the fair value of our investments in these securities was $17.2 billion, $6.7 billion and $6.6 billion, respectively, and consisted of investments in Treasury securities. As Treasury securities are backed by the full faith and credit of the U.S. government, we consider these securities to be free of credit risk. We may also invest in other types of non-mortgage-related securities that may expose us to institutional credit risk.
In the sections below, we generally discuss our risk management framework and current risk environment for each of the three types of mortgage credit risk and for institutional credit risk.

Freddie Mac 2015 Form 10-K	89

Management's Discussion and Analysis	Risk Management | SF Credit Risk

SINGLE-FAMILY MORTGAGE CREDIT RISK

We manage our exposure to single-family mortgage credit risk using the following principal strategies:

•	Maintaining policies and procedures for new business activity, including prudent underwriting standards;

•	Offering private investors new and innovative ways to share in the credit risk of the Core single-family book;

•	Monitoring loan performance and characteristics for the single-family credit guarantee portfolio and individual sellers and servicers;

•	Engaging in loss mitigation activities; and

•	Managing foreclosure and REO activities.
Maintaining Policies and Procedures for New Business Activity, Including Prudent Underwriting Standards

We use a delegated underwriting process in connection with our acquisition of single-family loans whereby we set eligibility and underwriting standards and sellers represent and warrant to us that loans they sell to us meet these standards. Our eligibility and underwriting standards evaluate loans based on a number of characteristics, including those discussed in the “Monitoring Loan Performance and Characteristics for the Single-family Credit Guarantee Portfolio and Individual Sellers and Servicers” section below. We can exercise certain contractual remedies, including requiring repurchase of the loan, for loans that do not meet our standards.
Limits are established on the purchase of loans with certain higher risk characteristics. These limits are designed to balance our credit risk exposure with the facilitation of affordable housing in a responsible manner. Our purchase guidelines generally provide for a maximum original LTV ratio of 95%, with certain exceptions such as a maximum LTV ratio of 80% for cash-out refinance loans, and no maximum LTV ratio for fixed-rate HARP loans. In March 2015, we began to purchase certain loans with LTV ratios up to 97% under an initiative designed to serve a targeted segment of creditworthy borrowers. We fully discontinued purchases of Alt-A loans in 2009, interest-only loans in 2010, and option ARM loans in 2007.
The majority of our purchase volume is evaluated using our own proprietary underwriting software (Loan Prospector (“LP”)), the seller’s software, or Fannie Mae’s software. During 2015 and 2014, 54% and 47%, respectively, of our purchase volume was evaluated using LP. The performance of non-LP loans is monitored to ensure compliance with our risk appetite.
We employ a quality control process to review loan underwriting documentation for compliance with our standards on a sample basis. Many delinquent loans and all loans that result in credit losses are also reviewed. Sellers may appeal ineligible loan determinations prior to repurchase of the loan. Our reviews of 2014 originations are largely complete, while our reviews of 2015 originations are ongoing. The average aggregate ineligible loan rate across all sellers for loans funded during 2014, 2013, and 2012, excluding HARP and other relief refinance loans, was approximately 1.1%, 1.4%, and 3.0%, respectively, based on reviews completed through 2015. The most common underwriting defect found in our review of loans funded during 2014 related to the delivery of insufficient income data.
We made changes in recent periods to standardize our quality control process and facilitate more timely reviews. These changes allow us to identify breaches of representations and warranties early in the life of

Freddie Mac 2015 Form 10-K	90

Management's Discussion and Analysis	Risk Management | SF Credit Risk

the loan. We also implemented new tools, such as our proprietary Quality Control Information Manager, to provide greater transparency into our customer quality control reviews. We also have a process of targeted quality control sampling reviews of loans with certain characteristics. In January 2015, we launched Loan Coverage Advisor, a new tool that allows our sellers to track significant events for the loans they sell us, including when the seller obtains relief from its obligation to repurchase loans due to breach of certain representations and warranties. Also, in October 2015, we announced Loan Advisor Suite, which is a set of integrated software applications designed to give lenders a way to originate and deliver high quality mortgage loans to us and to actively monitor representation and warranty relief earlier in the mortgage loan production process. Further enhancements are expected in 2016.
If we discover that the representations or warranties related to a loan were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB, reimburse us for losses realized with respect to the loan after consideration of any other recoveries, and/or indemnify us. At the direction of FHFA, we implemented a new remedies framework for the categorization of loan origination defects for loans with settlement dates on or after January 1, 2016. Among other items, the framework provides that "significant defects" will result in a repurchase request or a repurchase alternative, such as recourse or indemnification.
At the direction of FHFA, we made a number of changes to our representation and warranty framework for our purchases of conventional mortgage loans in recent years. FHFA may require further changes to the framework in the future. Under the revised framework, sellers are relieved of repurchase obligations for breaches of certain representations and warranties for certain types of loans, including:

•	Loans with 36 months (12 months for relief refinance loans) of consecutive, on-time payments after purchase, subject to certain exclusions;

•	Loans that have established an acceptable payment history; and

•	Loans that have satisfactorily completed a quality control review.

As part of the revised framework, we also made changes that provide additional clarity on life-of-mortgage loan exclusions from repurchase relief. These changes are designed to provide sellers with a higher degree of certainty regarding their repurchase exposure and liability on loan sales to us.

In February 2016, at the direction of FHFA, we published guidelines for a new independent dispute resolution process for alleged breaches of representations and warranties on loans sold to us. Under the new process, a neutral third party resolves demands that remain unresolved after the existing appeal and escalation processes have been exhausted.
The tables below show the credit profile of the single-family loans we purchased or guaranteed in the last three years.

Freddie Mac 2015 Form 10-K	91

Management's Discussion and Analysis	Risk Management | SF Credit Risk

Weighted Average Original LTV Ratio

Weighted Average Credit Score

The table below contains additional information about the single-family loans we purchased or guaranteed in the last three years.

	Year Ended December 31,
	2015		2014		2013
(dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
30-year or more amortizing fixed-rate	$262,209	75%	$192,458	75%	$287,773	68%
20-year amortizing fixed-rate	16,470	5	8,677	4	21,658	5
15-year amortizing fixed-rate	58,958	17	38,200	15	97,025	23
Adjustable-rate	12,760	3	15,711	6	16,007	4
FHA/VA and other governmental	163	—	207	—	279	—
Total	$350,560	100%	$255,253	100%	$422,742	100%

Percentage of purchases:
With credit enhancements		23%		25%		17%
Detached/townhome property type		92%		92%		93%
Primary residence		90%		88%		88%
Loan purpose:
Purchase		44%		52%		27%
Cash-out refinance		21%		17%		16%
Other refinance		35%		31%		57%

Freddie Mac 2015 Form 10-K	92

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The table below contains additional detail on the relief refinance loans we purchased.

	Year Ended December 31,
	2015			2014
(UPB in millions)	UPB	Loan Count	Average Loan Size	UPB	Loan Count	Average Loan Size
Above 125% Original LTV	$569	3,766	$151,000	$1,439	8,794	$164,000
Above 100% to 125% Original LTV	2,043	11,784	$173,000	4,295	24,113	$178,000
Above 80% to 100% Original LTV	4,938	28,999	$170,000	8,356	49,340	$169,000
80% and below Original LTV	11,980	85,677	$140,000	13,204	96,409	$137,000
Total	$19,530	130,226	$150,000	$27,294	178,656	$153,000
Offering Private Investors New and Innovative Ways to Share in the Credit Risk of the Core Single-Family Book

Our Charter requires coverage by specified credit enhancements or participation interests on single-family loans with LTV ratios above 80% at the time of purchase. In addition to obtaining credit enhancements required by our Charter, we also enter into various other types of transactions in which we transfer mortgage credit risk to third parties.
We use the following types of credit enhancements to transfer a portion of the credit risk on a loan or group of loans at the time we acquire the loan.

•
Primary mortgage insurance - Most of our loans with LTV ratios above 80% are protected by primary mortgage insurance. Primary mortgage insurance provides loan-level protection against default up to a specified amount and is typically paid for by the borrower. Generally, an insured loan must be in default and the borrower’s interest in the underlying property must have been extinguished, such as through a short sale or foreclosure, before a claim can be filed under a primary mortgage insurance policy. The mortgage insurer has a prescribed period of time within which to process a claim and make a determination as to its validity and amount.

•
Seller indemnification agreement - An agreement with a seller upon loan acquisition under which the seller will absorb a portion of the losses on the related single-family loans in exchange for a fee or a guarantee fee reduction. The indemnification amount may be fully or partially collateralized.

•
Lender recourse and indemnification agreements - Require a lender to repurchase a loan upon default or to reimburse us for realized credit losses. Lender recourse and lender indemnification agreements are entered into as an alternative to requiring primary mortgage insurance or in exchange for a lower management and guarantee fee. We have not used lender recourse or lender indemnification agreements on a widespread basis in recent years.

•
Pool insurance - Provides insurance on a group of loans up to a stated aggregate loss limit. We have not purchased pool insurance policies since 2008, and the majority of our pool insurance policies will expire in the next five years.

We also enter into the following types of credit risk transfer transactions subsequent to our purchase or guarantee of loans.

•
STACR debt notes - Are unsecured debt obligations. We issue STACR debt notes related to certain notional credit risk positions to third-party investors. We make payments of principal and interest on the issued notes. The amount of principal that we are required to pay the STACR debt note investors is linked to the credit performance of certain loans (referred to as a reference pool) that we have

Freddie Mac 2015 Form 10-K	93

Management's Discussion and Analysis	Risk Management | SF Credit Risk

previously guaranteed. As a result, we are not required to repay principal to the extent that the notional credit risk position is reduced as a result of a specified credit event.

•
ACIS insurance policies - Provide credit protection on a portion of the non-issued notional credit risk positions we retain in a STACR debt note transaction. We receive compensation from the insurance policy up to an aggregate limit when specified credit events occur.

•
Whole loan security - We issue guaranteed senior securities and unguaranteed subordinated securities backed by certain single-family loans that we purchased previously. The unguaranteed subordinated securities will absorb first losses on the related loans. We retain a portion of the subordinated securities.

See "Our Business Segments - Single-Family Guarantee" for additional information on these credit risk transfer transactions.
The table below provides information on the credit-enhanced loans in our single-family credit guarantee portfolio. "Other" credit-enhanced loans include loans covered by our credit risk transfer transactions. The credit enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit protection.

	As of December 31,
	2015		2014		2013
(Percentage of portfolio based on UPB)	% of Portfolio	Serious Delinquency Rate	% of Portfolio	Serious Delinquency Rate	% of Portfolio	Serious Delinquency Rate
Non-credit-enhanced	70%	1.30%	77%	1.74%	83%	2.09%
Credit-enhanced:
Primary mortgage insurance	15%	2.06%	14%	3.10%	12%	4.40%
Other	20%	0.58%	12%	1.21%	5%	3.66%
Total	N/A	1.32%	N/A	1.88%	N/A	2.39%

Freddie Mac 2015 Form 10-K	94

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The table below provides information on the credit enhanced loans in our single-family credit guarantee portfolio by book as of December 31, 2015 and 2014. The table includes all types of single-family credit enhancements.

	As of December 31, 2015
(dollars in millions)	Total Current UPB	Total Protected UPB	Coverage Remaining	Collateralized Coverage Remaining (1)	Percentage of Coverage Remaining Provided By Credit Risk Transfer Transactions(2)
Core single-family book	$1,128,732	$441,426	$69,217	$13,015	23%
HARP and other relief refinance book	302,564	33,900	9,272	—	—%
Legacy single-family book	270,591	36,867	11,281	—	—%
Total	$1,701,887	$512,193	$89,770	$13,015	18%

	As of December 31, 2014
(dollars in millions)	Total Current UPB	Total Protected UPB	Coverage Remaining	Collateralized Coverage Remaining (1)	Percentage of Coverage Remaining Provided By Credit Risk Transfer Transactions(2)
Core single-family book	$994,454	$300,379	$50,350	$6,011	13%
HARP and other relief refinance book	331,059	37,804	10,339	—	—%
Legacy single-family book	339,609	48,149	14,626	—	—%
Total	$1,665,122	$386,332	$75,315	$6,011	8%

(1)
Collateralized coverage includes cash received by Freddie Mac upon issuance of STACR debt notes and unguaranteed whole loan securities, as well as cash and securities pledged for our benefit. All collateralized coverage relates to credit risk transfer transactions in the Core single-family book.

(2)
Credit risk transfer transactions include STACR debt notes, ACIS insurance policies, seller indemnification agreements, and whole loan securities. The substantial majority of single-family loans covered by these transactions were acquired after 2012.

The table below provides information on estimated recoveries we could receive from our most significant credit risk transfer transactions (i.e., STACR debt notes and ACIS insurance policies) under various home price scenarios. The timing of our recognition of the recoveries in our statements of comprehensive income will depend on the type of credit risk transfer transaction and whether we are reimbursed based on calculated losses or actual losses, which may result in timing differences between the recognition of recoveries and the related credit event.
In estimating the recoveries from our STACR debt note and ACIS transactions, we performed a sensitivity analysis under three scenarios, based on our actual loss and prepayment experience related to loans that were originated during periods that experienced above average home price appreciation (47%), moderate home price appreciation (7%), and severe home price depreciation (-24%), over a four-year period. For this analysis, we grouped loans using LTV ratios and FICO scores and applied historical losses and prepayments experienced by these groups to similar groups within the reference pools related to our STACR debt note and ACIS transactions. Our recoveries were estimated based on loan losses, net of mortgage insurance claim amounts. These are estimated projections prepared for illustrative purposes only. Our actual losses under the chosen scenarios could differ materially from these estimates. In

Freddie Mac 2015 Form 10-K	95

Management's Discussion and Analysis	Risk Management | SF Credit Risk

addition, these estimates do not include interest expense and transaction costs we incur to issue our STACR debt notes, and premiums we pay on ACIS transactions.

(dollars in millions)	As of December 31, 2015
UPB of loans covered by STACR debt notes and ACIS insurance policies	$328,872
	Performance Under Home Price Scenarios at December 31, 2015
	Above Average Home Price Appreciation		Moderate Home Price Appreciation		Severe Home Price Depreciation
	Amount	bps	Amount	bps	Amount	bps
Estimated credit losses	$199	6	$1,431	44	$10,679	325
Estimated recoveries from STACR debt notes and ACIS insurance policies	$66	2	$507	15	$7,993	243
Loss coverage ratio	33%	N/A	35%	N/A	75%	N/A

Monitoring Loan Performance and Characteristics for the Single-family Credit Guarantee Portfolio and Individual Sellers and Servicers

We review loan performance, including delinquency statistics and loan characteristics in conjunction with housing market and economic conditions, to determine if our pricing and eligibility standards reflect the risk associated with the loans we purchase and guarantee. We review the payment performance of our loans to facilitate early identification of potential problem loans, which could inform our loss mitigation strategies. We also review performance metrics for additional loan characteristics that may expose us to concentrations of credit risk, including:

•	Higher risk loan attributes and attribute combinations;

•	Higher risk loan product types; and

•	Geographic concentrations.
We actively monitor seller and servicer performance, including compliance with our standards, and periodically review their operational processes. We also periodically change seller/servicer guidelines based on the results of our mortgage portfolio monitoring, if warranted.
The credit quality of our single-family loan purchases remained strong during the past several years. The majority of our loan purchases over the last several years have been fixed-rate loans.
Single-Family Credit Guarantee Portfolio
Serious delinquency rates continued to decline across our total single-family credit guarantee portfolio in 2015 as economic conditions in many parts of the U.S. continued to improve. Improvement in home prices in many areas of the U.S. during 2015 generally led to improved current LTV ratios of the loans in our single-family credit guarantee portfolio as of December 31, 2015, which contributed to lower credit losses (excluding charge-offs related to the adoption of the FHFA advisory bulletin) and an improving overall credit profile.
The improvement in our serious delinquency rate in 2015 is primarily due to the better performance of newly acquired loans in the Core single-family book, continued loss mitigation and foreclosure activities for loans in the Legacy single-family book as well as sales of certain non-performing loans. The gradual reduction of our Legacy single-family book also contributed to the improvement in the serious delinquency

Freddie Mac 2015 Form 10-K	96

Management's Discussion and Analysis	Risk Management | SF Credit Risk

rate. However, we still have a large number of seriously delinquent loans relative to our historical experience.
Our loss mitigation activities may create fluctuations in our delinquency statistics. For example, loans in modification trial periods, loans subject to forbearance agreements, and loans in repayment plans continue to be reported as seriously delinquent. There may also be temporary lags in the reporting of payment status and modification completion due to differing practices of our servicers that can affect our delinquency statistics.
The charts below show the credit losses and serious delinquency rates for each of our single-family books. Our Core single-family book and our HARP and other relief refinance book continue to perform well and account for a small percentage of our credit losses, as shown below. Our Legacy single-family book continues to decline as a percentage of our overall portfolio, but continues to account for the majority of our credit losses.
Portfolio Composition and Credit Losses

Serious Delinquency Rates as of December 31,

Freddie Mac 2015 Form 10-K	97

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The table below provides credit quality information about our single-family books.

	December 31, 2015
(dollars in billions)	UPB	Average Credit Score	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Foreclosure and Short Sale Rate(1)	Alt-A %
Core single-family book	$1,129	754	72%	61%	—%	0.15%	—%
HARP and other relief refinance book	303	731	89%	70%	10%	0.95%	—%
Legacy single-family book	270	702	75%	66%	12%	4.09%	15%
Total	$1,702	741	75%	63%	4%	N/A	2%

(1)	The foreclosure and short sale rate presented for the Legacy single-family book represents the rate associated with loans originated in 2000 through 2008.
The table below contains a description of some of the loan characteristics we monitor in our single-family credit guarantee portfolio.

Freddie Mac 2015 Form 10-K	98

Management's Discussion and Analysis	Risk Management | SF Credit Risk

Characteristic	Description		Impact on Credit Quality
LTV Ratio
Ratio of the UPB of the loan to the value of the underlying property collateralizing the loan. Original LTV ratio is at loan origination, while current LTV ratio is based on the current UPB to the estimated current property value.
		•	Measures ability of the underlying property to cover our exposure on the loans
		•	Higher LTV ratios indicate higher risk, as proceeds from sale of the property may not cover our exposure on the loans
Credit Score	Statistically-derived number used by lenders to assess a borrower’s likelihood to repay debt. We primarily use FICO scores, which are currently the most commonly used credit scores.	•	Borrowers with higher credit scores are generally more likely to repay or have the ability to refinance than those with lower scores
		•	Credit scores presented in this Form 10-K are at the time of origination and may not be indicative of the borrowers’ current creditworthiness
Loan Purpose	Indicates how the borrower intends to use the proceeds from a loan (i.e., purchase, cash-out refinance, or other refinance)	•	Cash-out refinancings generally have had a higher risk of default than loans originated in purchase or other refinance transactions
Property Type	Indicates whether the property is a detached single-family house, townhouse, condominium, or co-op	•	Detached single-family houses and townhouses are the predominant type of single-family property
		•	Condominiums historically have experienced greater volatility in home prices than detached single-family houses, which may expose us to more risk
Occupancy Type	Indicates whether the borrower intends to use the property as a primary residence, second home, or investment property	•	Loans on primary residence properties tend to have lower credit risk than loans on second homes or investment properties
Product Type	Indicates the type of loan based on key loan terms, such as the contractual maturity, type of interest rate, and payment characteristics of the loan	•	Loan products that contain terms which result in scheduled changes in monthly payments may result in higher risk
		•	Shorter loan terms result in faster repayment of principal and may indicate lower risk
Second Liens	Indicates whether the underlying property has more than one loan	•	Second liens can increase the risk of default
		•	Borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so

Freddie Mac 2015 Form 10-K	99

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The table below contains details on characteristics of the loans in our single-family credit guarantee portfolio as of December 31, 2015, 2014, and 2013.

	December 31,
(percentage of portfolio based on UPB)	2015	2014	2013
Original LTV Ratio Range
60% and below	20%	21%	22%
Above 60% to 80%	53%	52%	53%
Above 80% to 100%	22%	21%	19%
Above 100%	5%	6%	6%
Portfolio weighted average original LTV ratio	75%	75%	75%
Current LTV Ratio Range
60% and below	43%	39%	33%
Above 60% to 80%	37%	37%	38%
Above 80% to 100%	16%	18%	19%
Above 100%	4%	6%	10%
Portfolio weighted average current LTV ratio	63%	66%	69%
Credit Score
740 and above	59%	58%	58%
700 to 739	21%	20%	20%
660 to 699	13%	13%	13%
620 to 659	5%	6%	6%
Less than 620	2%	3%	3%
Portfolio weighted average credit score	741	740	739
Loan Purpose
Purchase	32%	30%	26%
Cash-out refinance	21%	21%	22%
Other refinance	47%	49%	52%

In addition, at December 31, 2015, 2014, and 2013:

•	More than 90% of our loans were secured by detached homes or townhomes;

•	Approximately 90% of our loans were secured by properties used as the borrower’s primary residence; and

•	More than 90% of our loans were fixed-rate.
At December 31, 2015, approximately 13% of our loans had second-lien financing by the originator or other third party at origination, and these loans comprised approximately 17% of our seriously delinquent loan population. It is likely that additional borrowers have post-origination second-lien financing.
Higher Risk Loan Attributes and Attribute Combinations
Certain of the loan attributes shown above may indicate a higher risk of default. In particular, loans with original LTV ratios over 90% and/or credit scores below 620 at origination may be higher risk. The table below provides information on loans in our portfolio with these characteristics. The table includes a presentation of each higher risk category in isolation. A single loan may fall within more than one category.

Freddie Mac 2015 Form 10-K	100

Management's Discussion and Analysis	Risk Management | SF Credit Risk

	December 31, 2015
(dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Original LTV ratio greater than 90%, HARP loans	$134.2	89%	1.3%	1.16%
Original LTV ratio greater than 90%, all other loans	$144.8	84%	8.4%	2.72%
Loans with credit scores below 620 at origination	$41.3	74%	20.7%	6.67%

	December 31, 2014
(dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Original LTV ratio greater than 90%, HARP loans	$149.0	96%	0.8%	1.18%
Original LTV ratio greater than 90%, all other loans	$123.2	87%	9.4%	3.97%
Loans with credit scores below 620 at origination	$44.9	79%	19.2%	8.57%
In addition, certain combinations of loan attributes can indicate an even higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores. The following tables show the combination of credit score and current LTV ratio attributes of loans in our single-family credit guarantee portfolio.

	December 31, 2015
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(credit score)	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Modified
Core single-family book:
< 620	0.2%	2.32%	—%	4.71%	—%	14.84%	0.2%	2.74%	2.9%
620 to 659	1.3	1.05%	0.2	1.49%	—	7.80%	1.5	1.13%	1.2%
≥ 660	55.8	0.15%	8.7	0.28%	0.1	1.85%	64.6	0.17%	0.2%
Not available	—	1.58%	0.1	4.41%	—	9.97%	0.1	3.41%	3.1%
Total	57.3%	0.18%	9.0%	0.34%	0.1%	3.49%	66.4%	0.21%	0.2%

Relief refinance book:
< 620	0.6%	1.65%	0.2%	3.06%	0.1%	4.65%	0.9%	2.38%	3.4%
620 to 659	0.7	1.03%	0.4	2.12%	0.2	3.31%	1.3	1.60%	2.0%
≥ 660	10.7	0.29%	3.4	1.02%	1.5	1.85%	15.6	0.56%	0.6%
Not available	—	1.37%	—	—%	—	5.08%	—	1.47%	0.6%
Total	12.0%	0.40%	4.0%	1.25%	1.8%	2.20%	17.8%	0.72%	0.8%

Legacy single-family book
< 620	0.8%	6.57%	0.3%	13.74%	0.2%	21.39%	1.3%	9.09%	30.7%
620 to 659	1.5	4.73%	0.5	10.85%	0.4	17.73%	2.4	6.82%	25.0%
≥ 660	8.5	1.99%	2.2	7.26%	1.2	12.84%	11.9	3.08%	11.6%
Not available	0.2	5.12%	—	17.07%	—	21.12%	0.2	5.95%	13.5%
Total	11.0%	2.74%	3.0%	8.66%	1.8%	15.03%	15.8%	4.12%	14.9%

Freddie Mac 2015 Form 10-K	101

Management's Discussion and Analysis	Risk Management | SF Credit Risk

	As of December 31, 2014
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(credit score)	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Modified
Core single-family book:
< 620	0.2%	2.77%	—%	5.05%	—%	16.43%	0.2%	3.34%	2.5%
620 to 659	1.0	1.21%	0.2	2.11%	—	7.48%	1.2	1.38%	1.1%
≥ 660	50.3	0.16%	7.9	0.39%	0.1	2.14%	58.3	0.19%	0.1%
Not available	0.1	1.64%	—	3.93%	—	10.06%	0.1	3.77%	2.1%
Total	51.6%	0.19%	8.1%	0.47%	0.1%	3.75%	59.8%	0.24%	0.2%

Relief refinance book:
< 620	0.4%	1.85%	0.3%	3.10%	0.2%	4.15%	0.9%	2.63%	2.3%
620 to 659	0.7	1.12%	0.4	2.02%	0.3	2.86%	1.4	1.71%	1.3%
≥ 660	10.5	0.28%	4.5	0.90%	2.6	1.53%	17.6	0.58%	0.4%
Not available	—	1.79%	—	—%	—	1.04%	—	1.25%	0.4%
Total	11.6%	0.38%	5.2%	1.11%	3.1%	1.83%	19.9%	0.75%	0.5%

Legacy single-family book
< 620	0.8%	7.93%	0.4%	15.58%	0.4%	23.56%	1.6%	11.29%	27.1%
620 to 659	1.6	5.71%	0.7	12.36%	0.6	20.05%	2.9	8.66%	21.7%
≥ 660	10.2	2.26%	3.2	8.11%	2.2	14.31%	15.6	3.90%	9.6%
Not available	0.2	5.75%	—	18.51%	—	25.47%	0.2	6.96%	11.4%
Total	12.8%	3.13%	4.3%	9.62%	3.2%	16.56%	20.3%	5.13%	12.5%
Higher Risk Loan Product Types
There are several types of loan products that contain terms which result in scheduled changes in the borrower’s monthly payments after specified initial periods, such as interest-only and option ARM loans. These products may result in higher credit risk because the payment changes typically increase the borrower’s monthly payment, resulting in a higher risk of default. The majority of these loans are in our Legacy single-family book. Only a small percentage of our Core single-family book consists of ARM loans.
The balance of interest-only and option ARM loans declined significantly in recent years as many of these borrowers have repaid or refinanced their loans, received loan modifications, or completed foreclosure alternatives or foreclosure transfers.
While we have not categorized option ARM loans as either subprime or Alt-A for presentation in this Form 10-K and elsewhere in our reporting, they could exhibit similar credit performance to collateral identified as subprime or Alt-A. For reporting purposes, loans within the option ARM category continue to be presented in that category following a modification of the loan, even though the modified loan no longer provides for optional payment provisions.

Freddie Mac 2015 Form 10-K	102

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The table below provides credit characteristic information on higher risk loan product types.

	December 31, 2015
(dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Amortizing ARM and option ARM(1)	$71.5	56%	1.6%	1.61%
Interest-only	$22.0	80%	0.1%	6.02%
Step-rate modified	$38.3	85%	100%	7.34%

	December 31, 2014
(dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Amortizing ARM and option ARM(1)	$75.3	60%	1.5%	2.28%
Interest-only	$27.8	87%	0.2%	9.36%
Step-rate modified	$42.3	93%	100%	9.20%

(1)
Includes $5.0 billion and $5.7 billion in UPB of option ARM loans as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the option ARM loans had: (a) current LTV ratios of 71% and 79%, (b) loan modification percentages of 14.0% and 12.5%; and (c) serious delinquency rates of 8.01% and 9.87%, respectively.

The table below shows the timing of scheduled payment changes for certain types of loans within our single-family credit guarantee portfolio. The amounts in the table below are aggregated by product type and categorized by the year in which the loan will experience a payment change. The timing of the actual payment change may differ from that presented in the table due to a number of factors, including if the borrower refinances the loan. Loans where the year of first payment change is 2015 or prior have already had one or more payment changes as of December 31, 2015; loans where the year of first payment change is 2016 or later have not had a payment change as of December 31, 2015 and will not experience a payment change until a future period. Step-rate modified loans are shown in each year that the borrower will experience a scheduled interest-rate increase; therefore, a single loan may be included in multiple periods. However, the total of step-rate loans in the table reflects the ending UPB of such loans as of December 31, 2015.

	December 31, 2015
(in millions)	2015 and Prior	2016	2017	2018	2019	2020	Thereafter	Total(1)
ARM/amortizing	$16,451	$3,505	$3,984	$4,712	$8,297	$9,653	$19,436	$66,038
ARM/interest-only	9,291	2,938	4,697	1,916	110	254	—	19,206
Fixed/interest-only	80	399	1,817	395	6	4	120	2,821
Step-rate modified	16,926	24,318	25,895	17,184	6,151	4,431	2,616	38,343
Total	$42,748	$31,160	$36,393	$24,207	$14,564	$14,342	$22,172	$126,408

(1)	Excludes mortgage loans underlying certain other securitization products, since the payment change information is not available to us for these loans.
We believe that the performance of these types of loans has been more affected by macroeconomic conditions, such as unemployment rates and cumulative home price declines in many geographic areas since 2006, than by the increase in the borrower’s monthly payment. However, we continue to monitor the performance of these loans as many have experienced a payment change or are scheduled to have a payment change in 2016 or 2017, which is likely to subject the borrowers to higher monthly payments. Since a substantial portion of these loans were originated in 2005 through 2008 and are located in geographic areas that were most affected by declines in home prices that began in 2006, we believe that the serious delinquency rate for these types of loans will remain high in 2016.

Freddie Mac 2015 Form 10-K	103

Management's Discussion and Analysis	Risk Management | SF Credit Risk

Other Higher Risk Loans - Alt-A and Subprime Loans
While we have referred to certain loans as subprime or Alt-A for purposes of the discussion below and elsewhere in this Form 10-K, there is no universally accepted definition of subprime or Alt-A, and the classification of such loans may differ from company to company. For example, some financial institutions may use credit scores to delineate certain residential loans as subprime. We do not rely on these loan classifications to evaluate the credit risk exposure relating to such loans in our single-family credit guarantee portfolio.
Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $1.5 billion and $1.7 billion of security collateral underlying our other securitization products at December 31, 2015 and 2014, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continued to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, part of our relief refinance initiative, or part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-K and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to December 31, 2015, we have purchased approximately $32.8 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio, including $1.6 billion in 2015.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.

	December 31, 2015				December 31, 2014
(dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$40.2	77%	23.1%	6.32%	$48.3	82%	19.9%	8.53%
The UPB of Alt-A loans in our single-family credit guarantee portfolio declined during 2015 primarily due to borrowers refinancing into other mortgage products, foreclosure transfers, and other liquidation events. Significant portions of the Alt-A loans in our portfolio are concentrated in Arizona, California, Florida, and Nevada.
Geographic Concentrations
We purchase mortgage loans from across the U.S. and maintain a geographically diverse portfolio. However, local economic conditions can affect borrowers’ ability to repay and the value of the underlying

Freddie Mac 2015 Form 10-K	104

Management's Discussion and Analysis	Risk Management | SF Credit Risk

collateral, leading to concentrations of credit risk in certain geographic areas.
The following table presents certain geographic concentrations in our single-family credit guarantee portfolio. The states presented below had the largest number of seriously delinquent loans as of December 31, 2015. See Note 13 for additional information on the concentration of credit risk in our single-family credit guarantee portfolio.

	As of December 31, 2015			Full Year 2015 Credit Losses	As of December 31, 2014			Full Year 2014 Credit Losses	As of December 31, 2013			Full Year 2013 Credit Losses
(dollars in millions)	SDQ Loan Count	% of SDQ Loans	SDQ Rate		SDQ Loan Count	% of SDQ Loans	SDQ Rate		SDQ Loan Count	% of SDQ Loans	SDQ Rate
Florida	14,070	10%	2.16%	$867	25,656	13%	3.92%	$1,079	42,948	17%	6.44%	$1,374
New York	13,981	10	2.94%	568	19,462	10	4.06%	170	21,459	8	4.41%	48
New Jersey	11,978	9	3.90%	702	16,960	8	5.49%	244	19,306	8	6.20%	115
Illinois	8,841	6	1.62%	388	11,902	6	2.17%	403	15,521	6	2.79%	625
California	7,669	5	0.60%	219	11,386	6	0.92%	201	15,620	6	1.30%	594
All Others	83,182	60	1.12%	2,036	112,700	57	1.52%	1,822	137,907	55	1.85%	2,032
Total	139,721	100%	1.32%	$4,780	198,066	100%	1.88%	$3,919	252,761	100%	2.39%	$4,788
The following table presents our single-family charge-offs and recoveries in each geographic region. See "Single-Family Credit Guarantee Portfolio" in Note 13 for a description of these regions.

	Year Ended December 31,
	2015			2014			2013
(in millions)	Charge-offs, gross	Recoveries	Charge-offs, net	Charge-offs, gross	Recoveries	Charge-offs, net	Charge-offs, gross	Recoveries	Charge-offs, net
Northeast	$2,093	$(207)	$1,886	$1,138	$(238)	$900	$1,357	$(656)	$701
Southeast	1,294	(204)	1,090	1,703	(393)	1,310	3,015	(1,331)	1,684
North Central	869	(149)	720	1,018	(259)	759	1,870	(810)	1,060
West	701	(105)	596	875	(283)	592	2,589	(1,271)	1,318
Southwest	206	(52)	154	238	(85)	153	394	(245)	149
Total	$5,163	$(717)	$4,446	$4,972	$(1,258)	$3,714	$9,225	$(4,313)	$4,912

Freddie Mac 2015 Form 10-K	105

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The table below presents the concentration of loans in each geographic region by current LTV ratio.

	December 31, 2015
	CLTV Ratio <= 80%		CLTV Ratio > 80% to 100%		CLTV Ratio > 100%		All Loans
	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
North Central	13%	0.73%	3%	1.91%	1%	6.23%	17%	1.13%
Northeast	20	1.28%	5	3.55%	1	13.35%	26	2.04%
Southeast	12	1.08%	3	2.54%	1	7.15%	16	1.57%
Southwest	10	0.76%	2	1.45%	—	6.47%	12	0.88%
West	25	0.52%	3	1.96%	1	5.34%	29	0.79%
Total	80%	0.87%	16%	2.41%	4%	8.08%	100%	1.32%

	December 31, 2014
	CLTV Ratio <= 80%		CLTV Ratio > 80% to 100%		CLTV Ratio > 100%		All Loans
	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
North Central	12%	0.86%	4%	2.37%	1%	6.77%	17%	1.48%
Northeast	20	1.67%	5	4.98%	1	15.21%	26	2.81%
Southeast	11	1.44%	3	3.28%	2	9.27%	16	2.40%
Southwest	10	0.96%	2	2.06%	—	6.98%	12	1.16%
West	23	0.67%	4	2.70%	2	6.23%	29	1.23%
Total	76%	1.13%	18%	3.21%	6%	9.06%	100%	1.88%
Credit Losses and Recoveries
Charge-offs were higher in 2015 than in 2014 primarily due to our adoption on January 1, 2015 of an FHFA advisory bulletin that changed when we deem a loan to be uncollectible. We expect the level of charge-offs in 2016 to be lower than 2015 as we continue our loss mitigation activities and our efforts to sell seriously delinquent single-family loans. See "Change in Estimate" in Note 1 for information about our adoption of the FHFA advisory bulletin and its effect on charge-offs and credit losses.
The tables below contain certain credit performance metrics of our single-family credit guarantee portfolio.

	Year Ended December 31,
(dollars in millions)	2015	2014	2013
Charge-offs, gross	$5,163	$4,972	$9,225
Recoveries	(717)	(1,258)	(4,313)
Charge-offs, net	4,446	3,714	4,912
REO operations expense (income)	334	205	(124)
Total credit losses	$4,780	$3,919	$4,788

Total credit losses (in bps)	28.1	23.4	28.8

	As of December 31,
	2015	2014	2013
Payment Status:
One month past due	1.37%	1.52%	1.73%
Two months past due	0.42%	0.49%	0.57%
Seriously delinquent	1.32%	1.88%	2.39%
Credit loss recoveries during 2015, 2014, and 2013 included $0 billion, $0.3 billion, and $2.1 billion, respectively, related to settlement agreements with certain sellers that released specified loans from

Freddie Mac 2015 Form 10-K	106

Management's Discussion and Analysis	Risk Management | SF Credit Risk

certain repurchase obligations in exchange for one-time cash payments. We recognized recoveries from primary mortgage insurance (excluding recoveries that represent reimbursements for our expenses, such as REO operations expenses) of $0.5 billion, $0.7 billion, and $1.5 billion that reduced our charge-offs of single-family mortgage loans during 2015, 2014, and 2013, respectively. We also recognized recoveries from primary mortgage insurance of $76 million, $180 million, and $196 million during 2015, 2014, and 2013, respectively, as part of REO operations (expense) income.
Our credit losses and seriously delinquent loan population are concentrated in the Legacy single-family book. In addition, our credit losses and seriously delinquent loan population are also concentrated within loans having certain characteristics, as shown in the table below. These categories are not mutually exclusive; for example, an Alt-A loan can be associated with a property located in a judicial foreclosure state and/or have a current LTV ratio of greater than 100%. Additional detail on loans in judicial foreclosure states is presented in the “Managing Foreclosure and REO Activities” section.

	December 31, 2015		Year Ended December 31, 2015	December 31, 2014		Year Ended December 31, 2014
	% of Portfolio	Serious Delinquency Rate	% of Credit Losses	% of Portfolio	Serious Delinquency Rate	% of Credit Losses
CLTV > 100%	4%	8.08%	49%	6%	9.06%	61%
Alt-A loans	2%	6.32%	23%	3%	8.53%	16%
Judicial foreclosure states	39%	1.84%	70%	40%	2.61%	68%
Loan Loss Reserves
Our loan loss reserves continued to decline in recent years, consistent with the decline in our serious delinquency rate. Although the housing market continued to improve in many geographic areas in 2015, we expect that our loan loss reserves may remain elevated for an extended period because a significant portion of our reserves is associated with interest rate concessions related to performing TDRs, which will decrease over time as borrowers make payments under the terms of their modified loans. Additionally, the resolution of certain seriously delinquent loans takes considerable time, often several years in the case of foreclosure.
The table below summarizes our single-family loan loss reserves activity.

	Year Ended December 31,
(dollars in millions)	2015	2014	2013	2012	2011
Beginning balance	$21,793	$24,578	$30,508	$38,916	$39,098
Provision (benefit) for credit losses	(2,639)	113	(2,247)	2,013	10,898
Charge-offs, gross	(5,071)	(4,892)	(8,995)	(13,520)	(14,735)
Recoveries	717	1,258	4,313	2,262	2,764
Transfers, net	548	736	999	837	891
Ending balance	$15,348	$21,793	$24,578	$30,508	$38,916

As a percentage of our single-family credit guarantee portfolio	0.90%	1.31%	1.49%	1.86%	2.23%

Freddie Mac 2015 Form 10-K	107

Management's Discussion and Analysis	Risk Management | SF Credit Risk

TDRs and Individually Impaired Loans
Single-family loans that have been individually evaluated for impairment, such as modified loans, generally have a higher associated loan loss reserve than loans that have been collectively evaluated for impairment. Due to the large number of loan modifications completed in recent years, a significant portion of our loan loss reserves is attributable to individually impaired single-family loans. The reserves associated with individually impaired loans, which comprised approximately 67% of the loan loss reserves for single-family loans as of December 31, 2015, largely reflect interest rate concessions for the borrower. Most of our modified single-family loans, including TDRs, were current and performing at December 31, 2015. We expect our loan loss reserve associated with existing single-family TDRs to continue to decline over time as borrowers continue to make monthly payments under the modified terms and interest rate concessions are amortized into earnings.
The table below summarizes the carrying value for individually impaired single-family loans on our consolidated balance sheets for which we have recorded a specific reserve.

	2015		2014
(dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, beginning balance	539,590	$94,401	514,497	$92,505
New additions	59,887	8,227	84,334	12,581
Repayments and reclassifications to held-for-sale	(69,720)	(13,975)	(33,104)	(6,218)
Foreclosure transfers and foreclosure alternatives	(17,871)	(2,789)	(26,137)	(4,467)
TDRs, ending balance	511,886	85,864	539,590	94,401
Loans impaired upon purchase	9,535	678	9,949	741
Total impaired loans with specific reserve	521,421	86,542	549,539	95,142
Allowance for loan losses		(14,019)		(17,837)
Net investment, at December 31,		$72,523		$77,305
The table below provides information about the UPB of single-family TDRs and non-accrual loans on our consolidated balance sheets.

	December 31,
(in millions)	2015	2014	2013	2012	2011
TDRs on accrual status	$82,026	$82,373	$78,033	$65,784	$44,440
Non-accrual loans	22,460	32,745	42,829	61,517	74,686
Total TDRs and non-accrual loans	$104,486	$115,118	$120,862	$127,301	$119,126

Loan loss reserves associated with:
TDRs on accrual status	$12,105	$13,728	$14,239	$12,430	$11,595
Non-accrual loans	2,677	6,935	8,805	14,602	20,770
Total	$14,782	$20,663	$23,044	$27,032	$32,365

	Year Ended December 31,
(in millions)	2015	2014	2013	2012	2011
Foregone interest income on TDRs and non-accrual loans(1)	$2,690	$3,235	$3,552	$4,126	$4,369

(1)	Represents the amount of interest income that we would have recognized for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.

Freddie Mac 2015 Form 10-K	108

Management's Discussion and Analysis	Risk Management | SF Credit Risk

Engaging in Loss Mitigation Activities

Servicers perform loss mitigation activities as well as foreclosures on loans that they service for us. Our loss mitigation strategy emphasizes early intervention by servicers in delinquent loans and offers alternatives to foreclosure by providing servicers with default management programs designed to manage non-performing loans more effectively and to assist borrowers in maintaining home ownership or to facilitate foreclosure alternatives. In recent years, our ability to engage in loss mitigation activities has been adversely affected by delays, including those due to increases in foreclosure process timeframes, general constraints on servicer capacity that affect the rate at which servicers modify or foreclose upon loans, and court backlogs in states that require a judicial foreclosure process.
We offer a variety of borrower assistance programs, including refinance programs for certain eligible loans and loan workout activities for struggling borrowers. Our loan workouts include both home retention options and foreclosure alternatives. We also engage in transfers of servicing on and sales of non-performing loans.
The relief refinance program (including HARP) and HAMP, which are discussed below, will end in December 2016. However, pursuant to the 2016 Conservatorship Scorecard, we are developing loss mitigation options for borrowers, including loan modifications, and a refinance program for loans with high LTV ratios.
We are the compliance agent for Treasury for certain foreclosure avoidance activities under HAMP. Among other duties, as the program compliance agent, we conduct examinations and review servicer compliance with the published requirements for the program.
Relief Refinance Program
As part of our loss mitigation activities, servicers contact borrowers that are eligible for the relief refinance initiative. In recent years, our relief refinance program has been one of our more significant borrower assistance programs. Our relief refinance initiative allows eligible homeowners whose loans we already own or guarantee to refinance with more favorable terms (such as reduction in payment, reduction in interest rate, extension of amortization term, or movement to a more stable loan) and without the need to obtain additional mortgage insurance. Our relief refinance program includes HARP, the portion of our relief refinance initiative for loans with LTV ratios above 80%.
The following table includes information about the performance of our relief refinance mortgage portfolio.

	As of December 31,
	2015			2014
(dollars in millions)	UPB	Loan Count	SDQ Rate	UPB	Loan Count	SDQ Rate
Above 125% Original LTV	$28,241	157,035	1.38%	$30,233	162,299	1.36%
Above 100% to 125% Original LTV	59,305	323,795	1.20%	66,091	346,220	1.19%
Above 80% to 100% Original LTV	97,375	567,201	0.86%	109,618	609,239	0.93%
80% and below Original LTV	117,677	942,183	0.36%	125,158	957,435	0.36%
Total	$302,598	1,990,214	0.72%	$331,100	2,075,193	0.75%
These loans have continued to perform well relative to loans with similar characteristics in the Legacy single-family book.

Freddie Mac 2015 Form 10-K	109

Management's Discussion and Analysis	Risk Management | SF Credit Risk

Loan Workout Activities
When refinancing is not practicable, we require our servicers first to evaluate the loan for a forbearance agreement, repayment plan or loan modification, because our level of recovery on a loan that reperforms is often much higher than for a loan that proceeds to a foreclosure alternative or foreclosure. We offer the following types of home retention options:

•
Forbearance agreements - Arrangements that require reduced payments during a defined period, generally less than one year, to allow borrowers to return to compliance with the original mortgage terms or to implement another loan workout. For agreements completed in 2015, the average time period for reduced payments was between three and four months.

•
Repayment plans - Contractual plans designed to repay past due amounts to allow borrowers to return to compliance with the original mortgage terms. For plans completed in 2015, the average time period to repay past due amounts was approximately four months.

•
Loan modifications - Contractual plans that may involve changing the terms of the loan, adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, or a combination of both, including principal forbearance, but not principal forgiveness. We offer two main types of loan modifications:

◦
HAMP loan modifications - The goal of a HAMP loan modification is to reduce the borrower’s monthly mortgage loan payment to 31% of gross monthly income. HAMP is available for loans originated on or before January 1, 2009. A borrower may receive only one HAMP modification. HAMP modifications contain the following features:

•
Trial period - HAMP requires completion of a trial period of at least three months, during which the borrower makes monthly payments based on the modified terms of the loan, prior to receiving the final modification. Borrowers who fail to complete the trial period are considered for our other workout activities.

•
Incentive payments - Borrowers receive monthly incentive payments in the form of credits to reduce the principal balance of their loans by up to $1,000 per year, for five years, as long as they are making timely payments under the modified loan terms. Servicers are paid incentive fees for each completed HAMP modification. We bear the costs of these incentives and are not reimbursed by Treasury, except as discussed below.

•
Newly introduced incentive program - In January 2015, at the instruction of FHFA, we implemented an additional $5,000 incentive program for eligible borrowers who remain in good standing through the sixth year of their HAMP loans. The incentive is applied toward reducing the borrowers' outstanding loan balance. Treasury will pay this incentive on the majority of our eligible HAMP modified loans. Incentive payments began in late 2015. Servicers are required to offer the borrowers who receive incentive payments an opportunity to modify their loan by reamortizing the UPB over the remaining term of the loan, which could lower the borrowers’ monthly principal and interest payments and further reduce the risk of borrower default.

◦
Non-HAMP loan modifications - Primarily consist of our standard non-HAMP modification program and a streamlined modification initiative for certain eligible borrowers. Each of these programs requires completion of a trial period of at least three months prior to receiving the modification. If a borrower fails to complete the trial period, the loan is considered for our other workout activities. The streamlined modification offers eligible borrowers the same loan terms as the non-HAMP standard modification, including an extension of the loan’s term to 480 months and a fixed interest rate. Servicers are paid incentive fees for each completed non-HAMP modification,

Freddie Mac 2015 Form 10-K	110

Management's Discussion and Analysis	Risk Management | SF Credit Risk

but these programs do not include any borrower incentive payments. Loans may generally be modified three times under our non-HAMP loan modification programs, but only once during a 12 month period. In June 2015, we announced that we are extending our streamlined modification program indefinitely. In July 2015, we implemented a new modification initiative to help reduce the risk of default on step-rate modified loans under HAMP. Under this initiative, eligible borrowers with a step-rate modified loan will be evaluated for either a non-HAMP standard modification or a non-HAMP streamlined modification. In September 2015, we announced changes designed to expand the pool of borrowers eligible to participate in our modification programs.
When a seriously delinquent single-family loan cannot be resolved through a home retention option, we typically seek to pursue a foreclosure alternative or sale of the non-performing loan. We offer the following types of foreclosure alternatives:

•
Short sale - The borrower sells the property for less than the total amount owed under the terms of the loan. A short sale is preferable to a borrower because we provide limited relief to the borrower from repaying the entire amount owed on the loan and, in some cases, we also provide cash relocation assistance, while allowing the borrower to exit the home in an orderly manner. A short sale allows Freddie Mac to avoid the costs we would otherwise incur to complete the foreclosure and subsequently sell the property.

•	Deed in lieu of foreclosure - The borrower voluntarily agrees to transfer title of the property to us without going through formal foreclosure proceedings.
We discuss sales of non-performing loans below in "Servicing Transfers and Sales of Non-Performing Loans."
Our loan modification volume declined during 2015 compared to 2014, primarily due to lower volumes of seriously delinquent loans. As of December 31, 2015, the borrower’s monthly payment for all of our completed HAMP modifications was reduced on average by an estimated $527 at the time of modification, which amounts to an average of $6,323 per year, and a total of $1.6 billion in annual reductions (as calculated by multiplying the number of completed modifications by the average reduction in annual payment, without adjustment for actual loan performance following modification). In recent years, our non-HAMP modifications represented the majority of our modification volume. The portion of our modification volume that is HAMP-related continued to decline in 2015 primarily due to the decline in the number of borrowers eligible for HAMP. We incurred $69 million and $112 million of servicer incentive expenses on modified loans during 2015 and 2014, respectively.
The volume of foreclosures has moderated in recent periods, primarily due to declining volumes of seriously delinquent loans, the success of our loan workout programs, and our sales of non-performing loans. The volume of our short sale transactions declined in 2015 compared to 2014, continuing the trend in recent periods. Similarly, the volume of short sales in the overall market also declined in recent periods as home prices have continued to increase.
The following graphs provide detail about our single-family loan workout activities and foreclosures.

Freddie Mac 2015 Form 10-K	111

Management's Discussion and Analysis	Risk Management | SF Credit Risk

Home Retention Actions

Foreclosure Alternatives and Foreclosures

The table below contains credit characteristic data on our single-family modified loans.

	December 31, 2015
(dollars in billions)	UPB	% of Portfolio	CLTV Ratio	SDQ Rate
HAMP	$40.5	2%	85%	7.54%
Non-HAMP	43.0	3	88%	12.90%
Total	$83.5	5%	86%	10.54%

	December 31, 2014
(dollars in billions)	UPB	% of Portfolio	CLTV Ratio	SDQ Rate
HAMP	$44.9	3%	93%	9.61%
Non-HAMP	40.2	2	94%	14.77%
Total	$85.1	5%	93%	12.28%

Freddie Mac 2015 Form 10-K	112

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The table below contains information about the payment performance of modified loans in our single-family credit guarantee portfolio, based on the number of loans that were current or paid off one year and, if applicable, two years after modification.

	Quarter of Loan Modification Completion
	4Q 2014	3Q 2014	2Q 2014	1Q 2014	4Q 2013	3Q 2013	2Q 2013	1Q 2013
Current or paid off one year after modification:
HAMP	80%	80%	79%	82%	81%	80%	80%	82%
Non-HAMP	65%	66%	68%	71%	70%	73%	74%	76%
Total	67%	69%	70%	74%	72%	75%	76%	78%

Current or paid off two years after modification:
HAMP	N/A	N/A	N/A	N/A	79%	78%	78%	79%
Non-HAMP	N/A	N/A	N/A	N/A	68%	71%	71%	72%
Total	N/A	N/A	N/A	N/A	70%	73%	73%	74%
Our HAMP modifications continue to perform better than our non-HAMP modifications. As shown in the table above, the one-year performance of our non-HAMP modified loans has declined in comparison to the performance of our HAMP modified loans. This decline in performance may be attributable to features of our streamlined modification, which in contrast to our other types of loan modifications include no documentation requirements, and include borrowers who may have previously defaulted on a HAMP modification.
Servicing Transfers and Sales of Non-Performing Loans
From time to time, we facilitate the transfer of servicing for certain groups of loans that are delinquent or are deemed at risk of default to servicers that we believe have capabilities and resources necessary to improve the loss mitigation associated with the loans. See "Sellers and Servicers" in Institutional Credit Risk below for additional information on these activities.
During 2015 and 2014, we completed sales of $2.9 billion and $0.6 billion, respectively, in UPB of seriously delinquent single-family loans. Of the $7.7 billion in UPB of single-family loans classified as held-for-sale at December 31, 2015, $5.7 billion related to loans that were seriously delinquent. We believe the sale of these loans provides better economic returns than continuing to hold them. The FHFA requirements guiding these transactions, including bidder qualifications, loan modifications, and performance reporting, are designed to improve borrower outcomes.
Managing Foreclosure and REO Activities

In a foreclosure, we may acquire the underlying property and later sell it, using the proceeds of the sale to reduce our losses.
We typically acquire properties as a result of borrower defaults and subsequent foreclosures on loans that we own or guarantee. We evaluate the condition of, and market for, newly acquired REO properties to determine if repairs are needed, determine occupancy status and whether there are legal or other issues to be addressed, and determine our sale or disposition strategy. When we sell an REO property, we typically provide an initial period where we consider offers by owner occupants and others before offers by investors. We also consider alternative disposition processes, such as REO auctions, bulk sales

Freddie Mac 2015 Form 10-K	113

Management's Discussion and Analysis	Risk Management | SF Credit Risk

channels, and partnering with locally-based entities to facilitate dispositions.
In recent years, the volume of REO acquisitions has been significantly affected by the length of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying properties to transition to REO. As of December 31, 2015 and 2014, the percentage of seriously delinquent loans that have been delinquent for more than six months was 64% and 69%, respectively.
Delays in Foreclosure Process and Average Foreclosure Completion Timelines
Our serious delinquency rates and credit losses continue to be adversely affected by delays in the foreclosure process in states where a judicial foreclosure is required. Foreclosures generally take longer to complete in such states, resulting in concentrations of delinquent loans in those states, as shown in the table below. At December 31, 2015, loans in states with a judicial foreclosure process comprised 39% of our single-family credit guarantee portfolio.
The table below presents the length of time our loans have been seriously delinquent, by jurisdiction type.

	As of December 31,
	2015		2014		2013
	Loan Count	Percent	Loan Count	Percent	Loan Count	Percent
Aging, by locality:
Judicial states:
<= 1 year	40,265	29%	50,138	25%	59,129	23%
> 1 year and <= 2 years	16,199	12	21,919	11	30,604	12
> 2 years	28,265	20	48,984	25	65,154	26
Non-judicial states:
<= 1 year	38,010	27	49,657	25	60,175	24
> 1 year and <= 2 years	8,660	6	12,989	7	17,968	7
> 2 years	8,322	6	14,379	7	19,731	8
Combined:
<= 1 year	78,275	56	99,795	50	119,304	47
> 1 year and <= 2 years	24,859	18	34,908	18	48,572	19
> 2 years	36,587	26	63,363	32	84,885	34
Total	139,721	100%	198,066	100%	252,761	100%

The longer a loan remains delinquent, the greater the associated costs we incur. Loans that remain delinquent for more than one year are more challenging to resolve as many of these borrowers may not be in contact with the servicer, may not be eligible for loan modifications, or may determine that it is not economically beneficial for them to enter into a loan modification due to the amount of costs incurred on their behalf while the loan was delinquent. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will remain high in the near term as the substantial backlog of loans awaiting court proceedings in those states transitions to REO or other loss events. The number of our single-family loans delinquent for more than one year declined 37% during 2015.
Our servicing guidelines do not allow initiation of the foreclosure process on a primary residence until a loan is at least 121 days delinquent, regardless of where the property is located. However, we evaluate

Freddie Mac 2015 Form 10-K	114

Management's Discussion and Analysis	Risk Management | SF Credit Risk

the timeliness of foreclosure completion by our servicers based on the state where the property is located. In September 2015, we announced an extension of foreclosure timelines in our guidelines for 34 states or other jurisdictions. Our servicing guide provides for instances of allowable foreclosure delays in excess of the expected timelines for specific situations involving delinquent loans, such as when the borrower files for bankruptcy or appeals a denial of a loan modification.
During 2015, a significant number of loans that had been subject to delays and that had been delinquent for more than a year completed the foreclosure process, which caused the total average time for foreclosure completions to increase compared to 2014, as shown in the table below.
The table presents average completion times for foreclosures of our single-family loans.

	Year Ended December 31,
(average days)	2015	2014	2013
Judicial states:
Florida	1,332	1,311	1,226
New Jersey	1,602	1,372	1,228
New York	1,553	1,325	1,120
All other judicial states	828	796	772
Judicial states, in aggregate	1,076	1,031	952
Non-judicial states, in aggregate	637	636	575
Total	892	867	774
We believe that our average foreclosure timeline is likely to remain elevated in the near term due to the backlog of loans that have been delinquent for more than one year, particularly in the judicial states of Florida, New Jersey, and New York.
In recent periods, third-party sales at foreclosure auction comprised a higher proportion of our foreclosure transfers. Third-party sales at foreclosure auction allow us to avoid the REO property expenses that we would have otherwise incurred if we held the property in our REO inventory until disposition.
Our REO inventory declined in 2015 primarily due to REO dispositions exceeding our acquisitions. REO acquisitions continue to decline due to a declining number of seriously delinquent loans and a larger proportion of property sales to third parties at foreclosure.
We expect the rate of decline in our REO inventory will slow as a larger portion of newly acquired REO properties are older, low value, and rural properties which are more challenging to market and sell. In addition, legal-related delays (i.e., redemption periods and eviction procedures) and a business strategy to repair more homes affect significant portions of our REO inventory, resulting in extended holding periods. As our REO inventory declines, we would expect REO dispositions to decline as well.
The table below shows our single-family REO activity.

	Year Ended December 31,
(number of properties)	2015	2014	2013
Inventory, beginning of the period	25,768	47,307	49,071
Acquisitions	23,171	42,265	70,681
Dispositions	(31,935)	(63,804)	(72,445)
Inventory, end of the period	17,004	25,768	47,307

Freddie Mac 2015 Form 10-K	115

Management's Discussion and Analysis	Risk Management | SF Credit Risk

Severity Ratios
Severity ratios are the percentages of our realized losses when loans are resolved by the completion of foreclosures (and subsequent third-party sales or REO dispositions) or foreclosure alternatives (e.g., short sales). Severity ratios are calculated as the amount of our recognized losses divided by the aggregate UPB of the related loans. The amount of recognized losses is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties, net of capitalized repair and selling expenses, if applicable.
The table below presents single-family severity ratios.

	Year Ended December 31,
	2015	2014	2013
REO dispositions and third-party foreclosure sales	34.3%	34.2%	36.1%
Short sales	30.1%	31.6%	36.0%
Our severity ratios have remained relatively stable during 2015 compared to 2014. These severity ratios are influenced by several factors, including the geographic location of the property and the related selling expenses for REO dispositions and short sales.
REO Property Status
A significant portion of our REO properties are unable to be marketed at any given time because the properties are occupied, under repair, or subject to a redemption period, which is a post-foreclosure period during which borrowers may reclaim a foreclosed property. Redemption periods can increase the average holding period of our inventory, and have done so in recent years. As of December 31, 2015, approximately 50% of our REO properties were unable to be marketed because the properties were occupied, under repair, or located in states with a redemption period, and 12% of the properties were being evaluated for listing and determination of our sales or disposition strategy. As of December 31, 2015, approximately 25% of our REO properties were listed and available for sale, and 13% of our inventory was pending the settlement of sales. Though it varied significantly in different states, the average holding period of our single-family REO properties, excluding any redemption period, was 255 days and 226 days for our REO dispositions during 2015 and 2014, respectively.

Freddie Mac 2015 Form 10-K	116

Management's Discussion and Analysis	Risk Management | MF Credit Risk

MULTIFAMILY MORTGAGE CREDIT RISK

We manage our exposure to multifamily mortgage credit risk using the following principal strategies:

•	Maintaining policies and procedures for new business activity, including prudent underwriting standards;

•	Transferring the vast majority of expected credit losses to third parties through K Certificates and similar securitizations; and

•	Managing our portfolio, including loss mitigation activities.
Maintaining Policies and Procedures for New Business Activity, Including Prudent Underwriting Standards

We use a prior approval underwriting approach for multifamily loans, in contrast to the delegated underwriting approach used for single-family loans. Under this approach, we maintain credit discipline by completing our own underwriting and credit review for each new loan prior to issuance of a loan commitment, including review of third-party appraisals and cash flow analysis. Our underwriting standards focus on the LTV ratio and DSCR, which estimates ability to repay using the secured property’s cash flow, after expenses. A higher DSCR indicates lower credit risk. Our standards require maximum LTV ratios and minimum DSCRs that vary based on the characteristics and features of the loan. Loans are generally underwritten with a maximum original LTV ratio of 80% and a DSCR of greater than 1.25, assuming monthly payments that reflect amortization of principal. However, certain loans may have a higher LTV ratio and/or a lower DSCR, typically where this will serve our mission and contribute to achieving our affordable housing goals. For more detail on LTV ratios of our portfolio, see "Managing Our Portfolio, Including Loss Mitigation Activities" in this section. Consideration is also given to other qualitative factors, such as borrower experience and the strength of the local market. Sellers provide certain representations and warranties to us regarding the loans they sell to us, and are required to repurchase loans for which there has been a breach of representation or warranty. However, repurchases of multifamily loans have been extremely rare due to our underwriting approach prior to purchase.
Multifamily loans may be amortizing or interest-only (for the full term or a portion thereof) and have a fixed or variable rate of interest. Multifamily loans generally have shorter terms than single-family loans and typically have maturities ranging from five to ten years. Most multifamily loans require a balloon payment at maturity, making ability to refinance or pay off the loan at maturity a key attribute. Some borrowers may be unable to refinance during periods of rising interest rates or adverse market conditions.
The table below presents our multifamily loan purchases and other guarantee issuances, by product term.

	December 31,
	2015		2014		2013
(dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
10-year loans, fixed or adjustable	$20,603	43%	$11,069	39%	$14,977	58%
7-year loans, fixed or adjustable	16,875	36	11,773	42	7,393	29
Other	9,786	21	5,494	19	3,502	13
Total	$47,264	100%	$28,336	100%	$25,872	100%

Freddie Mac 2015 Form 10-K	117

Management's Discussion and Analysis	Risk Management | MF Credit Risk

Transferring the Vast Majority of Expected Credit Losses to Third Parties Through K Certificates and Similar Securitizations

We seek to transfer multifamily mortgage credit risk primarily through K Certificate transactions in which we transfer substantially all of the first loss position associated with the underlying multifamily loans to third-party investors. The amount of subordination to the guaranteed certificates in our K Certificate transactions is set at a level that we believe is sufficient to cover the vast majority of the expected credit losses on the loans. We continue to develop other strategies to reduce our credit exposure to multifamily loans and securities by transferring credit risk to third parties.
We securitized $128.4 billion in UPB of multifamily loans in K Certificate transactions between 2009 and 2015. Excluding transactions without subordination, the average level of subordination on all outstanding K Certificates was 18% as of both December 31, 2015 and 2014. Since we began issuing K Certificates, we have experienced no credit losses associated with our guarantees on these securities. See “Our Business Segments - Multifamily” for more information on K Certificates.
The table below shows the delinquency rates for both credit-enhanced and non-credit-enhanced loans in our multifamily mortgage portfolio.

	December 31,
	2015		2014		2013
	% of Portfolio	Delinquency Rate	% of Portfolio	Delinquency Rate	% of Portfolio	Delinquency Rate
Non-credit-enhanced	32%	0.03%	40%	0.02%	47%	0.07%
Credit-enhanced:
K Certificates	61	0.02%	53	0.01%	45	0.07%
Other	7	—%	7	0.35%	8	0.29%
Total	100%	0.02%	100%	0.04%	100%	0.09%
Managing Our Portfolio, Including Loss Mitigation Activities

To help mitigate our potential losses, we generally require sellers to act as the primary servicer for loans they have sold to us, including property monitoring tasks beyond those typically performed by single-family servicers. For securitized loans, we typically transfer the master servicing role to the trustees on behalf of the bondholders in accordance with the securitization and trust documents. Servicers for unsecuritized loans over $1 million must generally submit an annual assessment of the mortgaged property to us based on the servicer’s analysis of the property as well as the borrower’s financial statements. In situations where a borrower or property is in distress, the frequency of communications with the borrower may be increased. We rate servicing performance on a regular basis and we may conduct on-site reviews to confirm compliance with our standards.
We primarily use credit enhancements, such as the subordination provided by K Certificates, to mitigate our credit losses. For unsecuritized loans, we may offer a workout option to give the borrower an opportunity to bring the loan current and retain ownership of the property, such as providing a short-term extension of up to 12 months. These arrangements are entered into with the expectation that we will recover our initial investment or minimize our losses. We do not enter into these arrangements in situations where we believe we would experience a loss in the future that is greater than or equal to the loss we would experience if we foreclosed on the property at the time of the agreement. Our multifamily loan modification and other workout activities have been minimal in the last three years.

Freddie Mac 2015 Form 10-K	118

Management's Discussion and Analysis	Risk Management | MF Credit Risk

In addition, after the loans have been securitized and the vast majority of the expected credit losses has been transferred to third-party investors, we monitor the performance of our K Certificates and other similar types of transactions to assess our potential exposure to losses. Due to the subordination protection associated with our K Certificates and most of our other securitization products, our primary credit risk exposure in our multifamily mortgage portfolio results from our unsecuritized loans. By their nature, loans awaiting securitization that we hold for sale remain on our balance sheet for a shorter period of time than loans we hold for investment.
We report multifamily delinquency rates based on UPB of loans in our multifamily mortgage portfolio that are two monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Loans that have been modified are not counted as delinquent as long as the borrower is less than two monthly payments past due under the modified terms.

Freddie Mac 2015 Form 10-K	119

Management's Discussion and Analysis	Risk Management | MF Credit Risk

The table below presents information about the composition and delinquency rates of the multifamily mortgage portfolio.

	December 31,
	2015		2014
(dollars in billions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Unsecuritized loans	$49.1	0.04%	$53.0	0.02%
K Certificates	103.1	0.02%	76.0	0.01%
Other securitization products	6.7	—%	5.0	0.64%
Other mortgage-related guarantees	9.5	—%	9.3	—%
Total	$168.4	0.02%	$143.3	0.04%
Unsecuritized loans, excluding HFS loans:
Original LTV ratio:
Below 75%	$21.2	—%	$30.4	0.04%
75% to 80%	7.1	—%	9.8	—%
Above 80%	1.2	—%	0.7	—%
Total	$29.5	—%	$40.9	0.03%
Weighted average LTV ratio at origination	68%		68%
Maturity dates:
2015	N/A	N/A	$3.0	—%
2016	$1.9	—%	5.8	—%
2017	4.6	—%	5.8	—%
2018	7.8	—%	8.4	—%
2019	6.9	—%	7.4	0.15%
Thereafter	8.3	—%	10.5	—%
Total	$29.5	—%	$40.9	0.03%
Year of acquisition:
2010 and prior	$23.1	—%	$35.5	0.03%
2011 and after	6.4	—%	5.4	—%
Total	$29.5	—%	$40.9	0.03%
K Certificates and other securitization products:
Year of issuance:
2010 and prior	$10.5	0.07%	$11.0	0.39%
2011	10.7	0.12%	11.2	—%
2012	15.8	—%	16.4	—%
2013	22.9	—%	23.9	—%
2014	17.5	—%	18.5	—%
2015	32.4	—%	N/A	N/A
Total	$109.8	0.02%	$81.0	0.05%
Subordination level at issuance:
No subordination	$2.0	0.01%	$0.7	0.06%
Less than 10%	5.1	—%	4.4	—%
10% to 15%	44.0	0.05%	32.0	0.14%
Greater than 15%	58.7	—%	43.9	—%
Total	$109.8	0.02%	$81.0	0.05%
Our REO activity has remained low in the past several years as a result of the strong property performance of our multifamily mortgage portfolio. As of December 31, 2015, we had one REO property.

Freddie Mac 2015 Form 10-K	120

Management's Discussion and Analysis	Risk Management | MF Credit Risk

Credit Losses and Recoveries
Our multifamily credit losses remain low as a result of the strong property performance of our multifamily mortgage portfolio. The table below contains details on our multifamily credit losses and delinquencies.

	Year Ended December 31,
(dollars in millions)	2015	2014	2013
Charge-offs, gross(1)	$9	$3	$29
Recoveries	—	(1)	(1)
Charge-offs, net	9	2	28
REO operations expense (income)	4	(9)	(16)
Credit losses (gains)	$13	$(7)	$12

Credit losses (gains) (in bps)	0.8	(0.5)	0.9
Number of delinquent loans	4	8	16

(1)	Includes cumulative fair value losses recognized through the date of foreclosure for Multifamily loans we elected to carry at fair value at the time of our purchase.
Loan Loss Reserves
The table below summarizes our multifamily loan loss reserves activity.

	Year Ended December 31,
(dollars in millions)	2015	2014	2013	2012	2011
Beginning balance	$94	$151	$382	$545	$828
Provision for credit losses	(26)	(55)	(218)	(123)	(196)
Charge-offs, gross	(9)	(3)	(7)	(36)	(75)
Recoveries	—	1	1	2	1
Transfers, net	—	—	(7)	(6)	(13)
Ending balance	$59	$94	$151	$382	$545

As a percentage of total multifamily mortgage portfolio	0.04%	0.07%	0.11%	0.30%	0.47%
TDRs and Non-accrual Loans
The table below provides information about the UPB of multifamily TDRs and non-accrual loans on our consolidated balance sheets.

Freddie Mac 2015 Form 10-K	121

Management's Discussion and Analysis	Risk Management | MF Credit Risk

	December 31,
(in millions)	2015	2014	2013	2012	2011
TDRs on accrual status	$321	$535	$675	$806	$814
Non-accrual loans	189	385	628	1,488	1,889
Total TDRs and non-accrual loans	$510	$920	$1,303	$2,294	$2,703

Loan loss reserves associated with:
TDRs on accrual status	$9	$21	$15	$48	$45
Non-accrual loans	12	31	65	157	201
Total	$21	$52	$80	$205	$246

	Year Ended December 31,
(in millions)	2015	2014	2013	2012	2011
Foregone interest income	$3	$4	$8	$11	$15
The balance of our multifamily TDR and non-accrual loans has declined for the last four years, which reflects continued strong portfolio performance and positive market fundamentals.

Freddie Mac 2015 Form 10-K	122

Management's Discussion and Analysis	Risk Management | MRS Credit Risk

MORTGAGE-RELATED SECURITIES CREDIT RISK

Our mortgage-related securities portfolio consists of investments in agency and non-agency mortgage-related securities. Agency mortgage-related securities have historically presented minimal credit risk as a result of the guarantee provided by, and the U.S. government’s support of, the institutions that issue agency securities. Substantially all of our purchases of mortgage-related securities in recent years consisted of agency securities, as we generally no longer purchase non-agency mortgage-related securities. As a result, the amount of our non-agency mortgage-related securities, relative to our overall mortgage-related securities portfolio, declined in recent years. As our investments in non-agency mortgage-related securities do not include a guarantee from a GSE or governmental agency, we have credit risk exposure to the underlying collateral of these securities. Such credit risk exposure principally arises from the non-agency mortgage-related securities that we purchased prior to entering into conservatorship.
The following two tables present the composition of our mortgage-related securities portfolio by product and include our holdings of Freddie Mac mortgage-related securities issued by non-consolidated trusts. While we hold certain investments in Freddie Mac mortgage-related securities issued by consolidated trusts (e.g., PCs), these securities are eliminated in consolidation and are excluded from these tables.
Available-For-Sale Securities

	December 31,
	2015		2014		2013
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale mortgage-related securities:
Freddie Mac	$32,684	$33,527	$37,710	$39,099	$39,001	$40,659
Fannie Mae	7,033	7,262	10,860	11,313	10,140	10,797
Ginnie Mae	150	162	183	199	149	167
CMBS	12,009	12,448	20,988	21,822	29,151	30,338
Subprime	12,499	12,802	20,210	20,589	29,897	27,499
Option ARM	3,423	3,678	5,460	5,649	6,617	6,574
Alt-A and other	2,788	3,278	4,500	5,043	8,322	8,706
Obligations of states and political subdivisions	1,187	1,205	2,166	2,198	3,533	3,495
Manufactured housing	488	575	556	638	629	684
Total investments in available-for-sale mortgage-related securities	$72,261	$74,937	$102,633	$106,550	$127,439	$128,919

Freddie Mac 2015 Form 10-K	123

Management's Discussion and Analysis	Risk Management | MRS Credit Risk

Trading Securities

	December 31,
(in millions)	2015	2014	2013
Trading mortgage-related securities:
Freddie Mac	$15,513	$17,469	$9,349
Fannie Mae	6,438	6,099	7,180
Ginnie Mae	30	16	98
Other	146	171	141
Total trading mortgage-related securities	$22,127	$23,755	$16,768

Risk Management Activities - Non-Agency Mortgage-Related Securities

We manage our exposure to the credit risk of our non-agency mortgage-related securities using the following principal strategies:

•	Selling or securitizing certain assets; and

•	Pursuing litigation and other loss recovery efforts.
For information on litigation related to certain of our non-agency mortgage-related securities, see Note 13.
Our investments in non-agency mortgage-related securities declined in recent years, as we continue our efforts to dispose of certain non-agency mortgage-related securities in an economically sensible manner. However, we still have a significant portfolio of non-agency mortgage-related securities. While the credit performance of loans underlying our holdings of single-family non-agency mortgage-related securities stabilized in recent periods, it remains weak and is susceptible to changes in economic conditions, such as home prices, mortgage interest rates, and unemployment rates. See "Key Economic Indicators" for a discussion of how these conditions influence the performance of our securities.
We discuss the credit risk associated with our non-agency mortgage-related securities in the following sections.
Higher Risk Components of Our Investments in Non-Agency Mortgage-Related Securities

We have exposure to subprime, option ARM, interest-only, Alt-A and other loans through our investments in non-agency mortgage-related securities and certain Freddie Mac other securitization products. We categorize our investments in non-agency mortgage-related securities as subprime, option ARM, or Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. We have not categorized option ARM, CMBS, obligations of states and political subdivisions, and manufactured housing securities as either subprime or Alt-A securities.
While approximately 86% of our investments in CMBS (by UPB) are investment grade or above, 96% of our investments in subprime, option ARM, and Alt-A securities are below investment grade as of December 31, 2015. As a result, we have identified our investments in securities backed by subprime, option ARM, and Alt-A loans as having the highest credit risk exposure.

Freddie Mac 2015 Form 10-K	124

Management's Discussion and Analysis	Risk Management | MRS Credit Risk

The following table presents certain credit-related statistics concerning our available-for-sale, non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A loans.

	As of
(in millions)	12/31/2015	9/30/2015	6/30/2015	3/31/2015	12/31/2014
UPB:
Subprime	$17,295	$18,539	$20,987	$23,790	$27,682
Option ARM	5,309	5,604	6,938	7,704	8,287
Alt-A	2,696	3,066	3,622	4,318	4,549
Gross unrealized losses, pre-tax:
Subprime	$350	$394	$388	$497	$610
Option ARM	62	74	85	164	183
Alt-A	13	22	22	30	32
Present value of expected future credit losses:
Subprime	$2,712	$2,717	$3,196	$2,894	$4,262
Option ARM	676	731	885	745	987
Alt-A	188	219	262	290	457
Principal repayments:
Subprime	$580	$602	$631	$649	$770
Option-ARM	153	191	156	149	154
Alt-A	187	232	213	198	199
Principal cash shortfalls:
Subprime	$4	$4	$37	$18	$2
Option ARM	9	23	42	50	52
Alt-A	13	20	22	(1)	21
Collateral delinquency rate:
Subprime	27%	28%	29%	31%	32%
Option ARM	23	23	24	26	27
Alt-A	18	18	19	20	20
Average credit enhancement:
Subprime	6%	7%	8%	9%	9%
Option ARM	(1)	(1)	(1)	—	—
Alt-A	1	1	1	2	2
Cumulative collateral loss:
Subprime	34%	33%	33%	33%	32%
Option ARM	26	26	25	25	25
Alt-A	16	15	16	15	15
The UPB of our investments in non-agency mortgage-related securities shown above includes many securities that were subject to litigation settlements in recent years. The UPB amounts were not affected by the amounts we received in the settlements. See Note 13 for information on recent settlements.
Since the beginning of 2007, we experienced actual principal cash shortfalls of $4.4 billion on impaired available-for-sale non-agency mortgage-related securities. Most of these shortfalls occurred on securities backed by subprime, option ARM, and Alt-A loans.

Freddie Mac 2015 Form 10-K	125

Management's Discussion and Analysis	Risk Management | MRS Credit Risk

Other-Than-Temporary Impairment of Available-For-Sale Mortgage-Related Securities

We evaluate our available-for-sale securities, including non-agency mortgage-related securities, in an unrealized loss position, as of each balance sheet date, to determine whether the decline in value is other-than-temporary. An unrealized loss exists when the fair value of a security is less than its amortized cost basis. Other-than-temporary impairment is considered to have occurred if the fair value of the security is less than its amortized cost basis and we intend to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis. Under these circumstances, the security's entire decline in fair value is deemed other-than-temporary and is recognized in earnings.
We determine the population of securities that we intend to sell as of each balance sheet date. To determine this population, we use management judgment, based on a variety of factors, including market conditions, current operational plans, models and strategies and whether such securities are subject to FHFA-led lawsuits or other loss mitigation measures. Changes in our operational plans, models or strategies could change the population of securities we intend to sell and could have a potentially significant impact on earnings.
If we do not intend to sell the security or it is not more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, the unrealized loss is separated into two components, the amount representing the credit loss and the amount related to all other factors. The other-than-temporary impairment amount related to the credit loss is recognized in earnings, while the amount related to all other factors, such as interest rate changes, is recorded to other comprehensive income, net of taxes. The credit-related impairment is calculated as the difference between the present value of expected future cash flows at the time of impairment, including the estimated proceeds from bond insurance, and the amortized cost basis of the security prior to considering credit losses.
The evaluation of whether an unrealized loss is other-than-temporary requires significant judgment, assumptions, and consideration of numerous factors that may change over time. For example, the timing of our recognition of principal cash shortfalls varies based on the structure of our investments, as many of the trusts that issued non-agency mortgage-related securities were structured so that realized collateral losses in excess of structural credit enhancements are not passed on to investors until the investment matures. In addition, our investments in non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination and other structural enhancements. We may also have credit enhancements through bond insurance on certain non-agency mortgage-related securities. As it is difficult to estimate the future performance of loans and mortgage-related securities with a high degree of assurance, actual results could materially differ from our expectations.
The following table summarizes the impairment recognized in earnings for our available-for-sale mortgage-related securities.

	Year Ended December 31,
(in millions)	2015	2014	2013
Net impairment of available-for-sale securities recognized in earnings:
Intent to sell	$240	$817	$568
Other	52	121	942
Total net impairment of available-for-sale securities recognized in earnings	$292	$938	$1,510

Freddie Mac 2015 Form 10-K	126

Management's Discussion and Analysis	Risk Management | MRS Credit Risk

Over the last several years, consistent with our efforts to reduce the balance of our less liquid mortgage-related assets, we continued to identify additional available-for-sale securities that we intend to sell. As a result, we recognized the full amount of the unrealized loss on these securities in earnings. The “intent to sell” related impairment recognized in earnings declined during 2015 compared to 2014, as the unrealized losses associated with those securities we intend to sell were lower due to improvements in forecasted home prices, declines in market interest rates, and tightening of credit spreads on non-agency mortgage-related securities. See “Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness” for additional information on the limits on our mortgage-related investments portfolio.
The "other" impairment amount relates to increases in our estimate of the present value of expected future credit losses on certain individual available-for-sale securities. The portion of the impairment related to credit losses has declined since 2013, as a result of improved pricing, stabilized collateral performance, and our efforts to sell certain of the non-agency mortgage-related securities. We sell non-agency mortgage-related securities for a variety of reasons, including return versus risk profile.

Freddie Mac 2015 Form 10-K	127

Management's Discussion and Analysis	Risk Management | Institutional Credit Risk

INSTITUTIONAL CREDIT RISK

We are exposed to institutional credit risk as a result of our contracts with seller/servicers, mortgage and bond insurers, derivative counterparties, including clearing members and clearinghouses, cash and other investments counterparties, mortgage-related security issuers, and document custodians. We manage our exposure to institutional credit risk using the following principal strategies:

•	Maintaining eligibility standards;

•	Evaluating counterparty financial strength and performance and monitoring our exposure; and

•	Working with underperforming counterparties and limiting our losses from their nonperformance of obligations, when possible.
In the sections below, we discuss our management of institutional credit risk for each type of counterparty to which we have significant exposure.
Sellers and Servicers

Overview
In our single-family guarantee business, we do not originate loans or have our own loan servicing operation. Instead, our sellers and servicers perform the primary loan origination and loan servicing functions on our behalf. We establish standards for our sellers and servicers to follow and have contractual arrangements with them under which they represent and warrant that the loans they sell to us meet our standards and that they will service loans in accordance with our standards. If we discover that the representations or warranties related to a loan were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. If our sellers or servicers lack appropriate controls, experience a failure in their controls, or experience an operating disruption, including as a result of legal or regulatory actions or ratings downgrades, we could experience a decline in mortgage servicing quality and/or be less likely to recover losses through lender repurchases, recourse agreements, or other credit enhancements, where applicable.
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
Maintaining Eligibility Standards
Our eligibility standards for sellers and servicers require the following: a demonstrated operating history in residential mortgage origination and servicing, or an eligible agent acceptable to us; adequate insurance coverage; a quality control program that meets our standards; and sufficient net worth, liquidity, and funding sources.
In 2015, at the direction of FHFA, we and Fannie Mae announced changes to our single-family seller and servicer eligibility requirements. These changes include revisions to net worth requirements, adoption of

Freddie Mac 2015 Form 10-K	128

Management's Discussion and Analysis	Risk Management | Institutional Credit Risk

new capital and liquidity requirements and enhancements to certain servicer operational requirements. Our revised operational requirements took effect in August 2015 and our revised financial requirements took effect on December 31, 2015.
Evaluating Counterparty Financial Strength and Performance and Monitoring our Exposure
We perform ongoing monitoring and review of our exposure to individual sellers or servicers in accordance with our counterparty risk management framework, including requiring our counterparties to provide regular financial reporting to us. We also monitor and rate our sellers and servicers' compliance with our standards and periodically review their operational processes. We may disqualify or suspend a seller or servicer with or without cause at any time. Once a seller/servicer is disqualified or suspended, we no longer purchase loans originated by that counterparty and no longer allow that counterparty to service loans for us, while seeking to transfer servicing of existing portfolios.
As discussed in more detail in “Our Business Segments", we acquire a significant portion of both our single-family and multifamily loan purchase volume from several large lenders, and a large percentage of our loans are also serviced by several large servicers.
We have significant exposure to non-depository and smaller depository financial institutions in our single-family business. These institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as our largest mortgage seller or servicer counterparties.
Although our business with our single-family loan sellers is concentrated, a number of our largest single-family loan seller counterparties reduced or eliminated their purchases of loans from mortgage brokers and correspondent lenders in recent years. As a result, we acquire a greater portion of our single-family business volume directly from non-depository and smaller depository financial institutions.
Also in recent years, there has been a shift in our single-family servicing from depository institutions to non-depository institutions. Some of these non-depository institutions have grown rapidly in recent years and now service a large share of our loans. We estimate that from December 31, 2012 to December 31, 2015, the percentage of our single-family credit guarantee portfolio that was serviced by non-depository servicers grew from 19% to 29%. Approximately 35% and 44% of our single-family credit guarantee portfolio that was serviced by our non-depository servicers was serviced by our three largest non-depository servicers, on a combined basis, as of December 31, 2015 and 2014, respectively. Certain non-depository servicers have been the subject of scrutiny from regulators.
Ocwen Financial Corp. (Ocwen) is one of our significant non-depository servicers of single-family loans. Ocwen and its subsidiaries and/or affiliates have been the subject of significant adverse regulatory scrutiny, and we have taken steps to reduce our exposure to them. We reduced the UPB of our loans serviced by Ocwen to $26.4 billion at December 31, 2015 from $50.9 billion at December 31, 2014, or a reduction of approximately 48%. We continue to closely monitor Ocwen’s performance.
Working with Underperforming Counterparties and Limiting our Losses from their Nonperformance of Obligations, when Possible
We require certain of our larger single-family sellers to maintain ineligible loan rates below a stated threshold, with financial consequences for non-compliance. In addition, we actively manage the current quality of loan originations of our largest single-family sellers by performing loan quality control sampling reviews and communicating loan defect rates and the causes of those defects to such sellers on a

Freddie Mac 2015 Form 10-K	129

Management's Discussion and Analysis	Risk Management | Institutional Credit Risk

monthly basis. If necessary, we work with these sellers to develop an appropriate plan of corrective action.
We use a variety of tools and techniques to engage our single-family sellers and servicers and limit our losses, including the following:

•
Repurchases and other remedies - For certain violations of our single-family selling or servicing policies, we can require the counterparty to repurchase loans or provide alternative remedies, such as reimbursement of realized losses or indemnification. We typically first issue a notice of defect and allow a period of time to correct the problem prior to issuing a repurchase request.

In January 2016, at the direction of FHFA, we implemented a new remedies framework for the categorization of loan origination defects. Among other items, the framework provides that "significant defects" will result in a repurchase request or a repurchase alternative, such as recourse or indemnification. We may require the seller to pay us additional fees or provide us with additional data on the loan.
The UPB of loans subject to repurchase obligations from single-family loan sellers declined to $0.2 billion at December 31, 2015 from $0.3 billion at December 31, 2014. See Note 13 for additional information about loans subject to repurchase obligations.

•
Incentives and compensatory fees - We pay various incentives to single-family servicers for completing workouts of problem loans. We also assess compensatory fees if single-family servicers do not achieve certain benchmarks with respect to servicing delinquent loans.

•
Servicing transfers - From time to time, we facilitate the transfer of servicing for certain groups of single-family loans that are delinquent or are deemed at risk of default to servicers that we believe have the capabilities and resources necessary to improve the loss mitigation associated with the loans. Depending on our experience with the results of these transfers and specific servicer experience and capacity, we may permit additional transfers in the future, subject to FHFA approval in the case of larger transfers.

Mortgage and Bond Insurers

Overview
We have exposure to mortgage and bond insurers through credit enhancements we obtained on single-family loans and certain investments in non-agency mortgage-related securities. We also have exposure to insurers through our ACIS transactions. If any of our mortgage or bond insurers fail to fulfill their obligations, we may not receive reimbursement for credit losses to which we are contractually entitled pursuant to our credit enhancement arrangements.

Freddie Mac 2015 Form 10-K	130

Management's Discussion and Analysis	Risk Management | Institutional Credit Risk

With respect to primary mortgage insurers, we currently cannot differentiate pricing based on counterparty strength or revoke a primary mortgage insurer's status as an eligible insurer without FHFA approval. Further, we do not select the insurance provider on a specific loan, since the selection is made by the lender at the time the loan is originated. Accordingly, we are unable to manage our concentration risk with respect to primary mortgage insurers. However, in recent years, new entrants emerged that will likely help diversify our concentrated primary mortgage insurer exposure among more market participants over time.
As part of our ACIS credit risk transfer initiative, we regularly obtain insurance coverage from global insurers and reinsurers. This initiative incorporates several features designed to increase the likelihood that we will recover on the claims we file with the insurers, including the following:

•
In each ACIS transaction, we require the individual ACIS insurers and reinsurers to post collateral to cover portions of their exposure, which helps to promote certainty of coverage and timely claim payment; and

•
While private mortgage insurance companies are required to be monoline (i.e., to participate solely in the mortgage insurance business, although the holding company may be a diversified insurer), our ACIS insurers and reinsurers participate in multiple types of insurance businesses, which helps to diversify their risk exposure.

We acquired our bond insurance coverage when purchasing non-agency mortgage-related securities in prior years and have not obtained any new bond insurance coverage in many years.
Maintaining Eligibility Standards
We maintain eligibility standards for mortgage insurers. In 2015, at the direction of FHFA, we published revised eligibility requirements for mortgage insurers, in conjunction with Fannie Mae, which became effective for all Freddie Mac-approved mortgage insurers on December 31, 2015. These revised eligibility requirements include financial requirements determined using a risk-based framework, and were designed to promote the ability of mortgage insurers to fulfill their intended role of providing consistent liquidity throughout the mortgage cycle. Our mortgage insurers are required to submit audited financial information and certify compliance with these new requirements by March 1, 2016. We will confirm our mortgage insurers' capital adequacy as part of reviewing eligibility compliance subsequent to receiving relevant information.
In 2014, we issued and implemented revised master policies for mortgage insurers that are designed to provide greater certainty of coverage and facilitate timely claims processing.
Evaluating Counterparty Financial Strength and Performance and Monitoring our Exposure
We monitor our exposure to individual insurers by performing periodic analysis of the financial capacity of each insurer under various adverse economic conditions.
The table below summarizes our exposure to single-family primary mortgage insurers as of December 31, 2015. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.

Freddie Mac 2015 Form 10-K	131

Management's Discussion and Analysis	Risk Management | Institutional Credit Risk

			December 31, 2015
			UPB		Coverage
(in millions)	Credit Rating(1)	Credit Rating Outlook(1)	Primary MI	Pool Insurance	Primary MI	Pool Insurance
United Guaranty Residential Insurance Company (United Guaranty)	BBB+	Watch Negative	$56,931	$19	$14,675	$12
Radian Guaranty Inc. (Radian)	BB+	Stable	55,170	1,905	14,125	623
Mortgage Guaranty Insurance Corporation (MGIC)	BB+	Stable	54,505	148	14,034	2
Genworth Mortgage Insurance Corporation	BB+	Stable	36,589	24	9,387	23
Essent Guaranty, Inc.	BBB	Stable	22,696	—	5,824	—
PMI Mortgage Insurance Co. (PMI)	Not Rated	N/A	9,489	91	2,360	62
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	7,335	55	1,831	26
Arch Mortgage Insurance Company	BBB+	Stable	5,301	—	1,308	—
Triad Guaranty Insurance Corporation (Triad)	Not Rated	N/A	3,564	20	896	5
Others	N/A	N/A	5,483	—	1,320	—
Total			$257,063	$2,262	$65,760	$753

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of February 4, 2016. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

The majority of our mortgage insurance exposure is concentrated with four mortgage insurers, certain of which have been under financial stress during the last several years. Although the financial condition of our mortgage insurers has improved in recent years, there is still a risk that some of these counterparties may fail to fully meet their obligations under a stress economic scenario since they are monoline entities primarily exposed to mortgage credit risk.
On January 26, 2016, as part of its strategic plan update, American International Group, Inc., announced the planned initial public offering of up to a 19.9% stake in its mortgage insurance subsidiary, United Guaranty. Because United Guaranty is an approved mortgage insurer, we will evaluate the impact to United Guaranty's financial strength as part of approving the planned offering.
PMI and Triad are both in rehabilitation and no longer issue new insurance. Both of these insurers pay a substantial portion of their claims as deferred payment obligations. RMIC is under regulatory supervision and is no longer issuing new insurance; however, it continues to pay its claims in cash.
If, as we currently expect, PMI and Triad do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers shown in the table above. As of December 31, 2015, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers, although we are fully reserved for all of these unpaid amounts as collectability is uncertain.
Except for those insurers in rehabilitation or under regulatory supervision, which no longer issue new coverage, we continue to acquire new loans with mortgage insurance from the mortgage insurers shown in the table above, many of which have credit ratings below investment grade.
The table below summarizes our exposure to bond insurers as of December 31, 2015. In the event a bond insurer fails to perform, the coverage outstanding represents our maximum principal exposure to credit losses related to such a failure.

Freddie Mac 2015 Form 10-K	132

Management's Discussion and Analysis	Risk Management | Institutional Credit Risk

			December 31, 2015
			UPB
(dollars in millions)	Credit Rating(1)	Credit Rating Outlook(1)	Gross Unrealized Losses	Coverage Outstanding	% of Total Coverage Outstanding
Ambac Assurance Corporation (Ambac)	Not Rated	N/A	$7	$2,888	51%
National Public Finance Guarantee Corp.	A-	Negative	3	1,046	18%
Financial Guaranty Insurance Company (FGIC)	Not Rated	N/A	4	714	12%
MBIA Insurance Corp.	B-	Stable	—	697	12%
Assured Guaranty Municipal Corp.	A	Stable	—	303	5%
Syncora Guarantee Inc.	Not Rated	N/A	—	30	1%
CIFG Assurance North America, Inc.	Not Rated	N/A	—	30	1%
Total			$14	$5,708	100%

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of February 4, 2016. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

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
Derivative Counterparties

Overview
We use cleared derivatives, exchange-traded derivatives, and OTC derivatives, and are exposed to the non-performance of each of our derivative counterparties. The Investments segment manages this risk for the company. Our derivative counterparty credit exposure relates principally to interest-rate derivative contracts. We maintain internal standards for approving new derivative counterparties, clearinghouses, and clearing members.

•
Cleared derivatives - Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to the central clearing requirement of the Dodd-Frank Act, which has resulted in additional costs. We are required to post initial and variation margin with our clearing members in connection with such transactions. Our exposure to the clearinghouses we use to clear such interest-rate derivatives, and to the clearing members that administer our transactions once accepted for clearing, has increased and may become more concentrated over time. This concentration exposes us to the risk of a failure of a clearinghouse. However, the use of cleared derivatives mitigates our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties. The amount of initial margin we must post for cleared and exchange-traded derivatives may be based, in part, on S&P or Moody’s credit rating of our long-term senior unsecured debt securities. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post margin, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions.

•	Exchange-traded derivatives - We are required to post initial and variation margin with our clearing

Freddie Mac 2015 Form 10-K	133

Management's Discussion and Analysis	Risk Management | Institutional Credit Risk

members in connection with exchange-traded derivatives. The posting of this margin exposes us to institutional credit risk in the event that our clearing members or the exchanges' clearinghouse fail to meet their obligations. However, the use of exchange-traded derivatives mitigates our institutional credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open exchange-traded contracts are settled daily via payments made through the financial clearinghouse established by each exchange.

•
OTC derivatives - OTC derivatives expose us to institutional credit risk to individual counterparties, because these transactions are executed and settled directly between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations. When a counterparty in OTC derivatives that is subject to a master netting agreement has a net obligation to us with a market value above an agreed upon threshold, the counterparty is obligated to deliver collateral in the form of cash, securities, or a combination of both to satisfy its obligation to us under the master netting agreement. Our OTC derivatives also require us to post collateral to counterparties in accordance with agreed upon thresholds when we are in a derivative liability position. The collateral posting thresholds we assign to our OTC counterparties, as well as the ones they assign to us, are generally based on S&P or Moody’s credit rating. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions.

In the event a counterparty defaults, our economic loss may be higher than the uncollateralized exposure of our derivatives if we are not able to replace the defaulted derivatives in a timely and cost-effective fashion (e.g., due to a significant interest rate movement during the period or other factors). We could also incur economic losses if non-cash collateral posted to us by the defaulting counterparty and held by the custodian cannot be liquidated at prices that are sufficient to recover the amount of such exposure.
Evaluating Counterparty Financial Strength and Performance and Monitoring Our Exposure
Over time, our exposure to derivative counterparties varies depending on changes in fair values, which are affected by changes in interest rates and other factors. Due to risk limits with certain counterparties, we may be forced to execute transactions with lower returns with our counterparties when managing our interest-rate risk. We manage our exposure through master netting and collateral agreements and stress-testing to evaluate potential exposure under possible adverse market scenarios. Collateral is typically transferred within one business day based on the values of the related derivatives. We regularly review the market values of the securities pledged to us as non-cash collateral to manage our exposure to loss. We conduct additional reviews of our exposure when market conditions dictate or certain events affecting an individual counterparty occur. When non-cash collateral is posted to us, we require collateral in excess of our exposure to satisfy the net obligation to us in accordance with the counterparty agreement.
The table below reconciles the net asset fair value of derivative contracts on our consolidated balance sheets to our net exposure after considering non-cash collateral held, which is not netted on our consolidated balance sheets.

Freddie Mac 2015 Form 10-K	134

Management's Discussion and Analysis	Risk Management | Institutional Credit Risk

	As of December 31, 2015
(dollars in millions)	Number of Counter- parties	Fair Value - Gain positions	Fair Value - Gain positions, net of collateral
OTC interest-rate swap and swaption counterparties (by rating):
AA- or above	5	$270	$2
A+, A, or A-	9	1,568	59
BBB+, BBB, or BBB-	3	—	—
Total OTC	17	1,838	61
Cleared and exchange-traded derivatives		—	—
Total	17	$1,838	$61

Approximately 97% of our exposure at fair value for OTC interest-rate swap and option-based derivatives, excluding amounts related to our posting of cash collateral in excess of our derivative liability determined at the counterparty level, was collateralized at December 31, 2015. The remaining exposure was primarily due to market movements between the measurement of a derivative at fair value and our receipt of the related collateral, as well as exposure amounts below the applicable counterparty collateral posting threshold.
The concentration of our derivative exposure among our primary OTC derivative counterparties remains high and could further increase.
We have posted non-cash collateral of $2.8 billion for initial margin related to cleared and exchange-traded derivatives as of December 31, 2015.
We also execute forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes and utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization. In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we could be subject to the loss of the margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed the amount of margin we have posted to the MBSD/FICC, as clearing members are generally required to cover losses caused by defaulting members on a pro rata basis. It is difficult to estimate our maximum exposure, as this would require an assessment of transactions that we and other members of the MBSD/FICC may execute in the future. We believe that it is unlikely we will have to make any material payments under these arrangements and the risk of loss is expected to be remote because of the MBSD/FICC’s financial safeguards and our ability to terminate our membership in the clearinghouse (which would limit our loss).
Other Counterparties

We have exposure to other types of counterparties to transactions that we enter into in the ordinary course of business, including the following:

•
Cash and other investments counterparties - We are exposed to the non-performance of counterparties relating to cash and other investments (including non-mortgage-related investments and cash equivalent) transactions, including those entered into on behalf of our securitization trusts. Our policies require that the counterparty be evaluated using our internal counterparty rating model prior to our entering into such transactions. We monitor the financial strength of our counterparties to

Freddie Mac 2015 Form 10-K	135

Management's Discussion and Analysis	Risk Management | Institutional Credit Risk

these transactions and may use collateral maintenance requirements to manage our exposure to individual counterparties. The permitted term and dollar limits for each of these transactions are also based on the counterparty’s financial strength. Our cash and other investments (including non-mortgage-related investments and cash equivalents) counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. Our investments in non-mortgage-related securities at December 31, 2015 and 2014 were in U.S. Treasury securities.

•
Mortgage related-security issuers and servicers - We are exposed to the non-performance of servicers and issuers of our investments in non-Freddie Mac mortgage-related securities, which can result in credit losses, impairments and declines in the fair value of these securities. See the “Mortgage-Related Securities Credit Risk” section for more information on how we manage risk associated with non-agency mortgage-related securities. A significant portion of the single-family loans underlying our investments in non-agency mortgage-related securities is serviced by non-depository servicers. These servicers may not have the same financial strength, internal controls or operational capacity as depository servicers. As of December 31, 2015 and 2014, approximately $13.0 billion and $17.9 billion, respectively, of our investments in single-family non-agency mortgage-related securities, based on UPB, were serviced by subsidiaries and/or affiliates of Ocwen.

•
Document custodians - We use third-party document custodians to provide loan document certification and custody services for the loans that we purchase and securitize. In many cases, our seller/servicers or their affiliates also serve as document custodians for us. Our ownership rights to the loans that we own or that back our securitization products could be challenged if a seller/servicer intentionally or negligently pledges, sells, or fails to obtain a release of prior liens on the loans that we purchased, which could result in financial losses to us. When a seller/servicer or one of its affiliates acts as a document custodian for us, the risk that our ownership interest in the loans may be adversely affected is increased, particularly in the event the seller/servicer were to become insolvent. To manage these risks, we maintain legal and contractual arrangements that identify our ownership interest in the loans and establish qualifying standards for our document custodians. We also monitor the financial strength of our document custodians on an ongoing basis in accordance with our counterparty risk management framework, and we require transfer of documents to our possession or to a different third-party document custodian if we have concerns about the solvency or competency of the document custodian.

•
The MERS® System - The MERS System is an electronic registry that is widely used by seller/servicers, Freddie Mac, and other participants in the mortgage industry to maintain records of beneficial ownership of loans. The MERS System is owned and operated by MERSCORP Holdings, Inc., a privately held company, the shareholders of which include a number of organizations in the mortgage industry (including Freddie Mac). A significant portion of the loans we own or guarantee are registered in the MERS System. Our business could be adversely affected if we were prevented from using the MERS System, or if our use of the MERS System adversely affects our ability to enforce our rights with respect to our loans registered in the MERS System.

Freddie Mac 2015 Form 10-K	136

Management's Discussion and Analysis	Risk Management | Operational Risk

OPERATIONAL RISK
We define operational risk as the risk of loss resulting from inadequate or failed internal processes, people, systems, or external events. Operational risk is inherent in all of our activities. Operational risk events include accounting or operational errors, business interruptions, non-compliance with legal or regulatory requirements, fraudulent acts, inappropriate acts by employees, information security incidents, or vendors who do not perform in accordance with their contracts. These events could result in financial loss, legal actions, regulatory fines, and reputational harm.
Operational Risk Management and Risk Profile

Our operational risk management framework includes risk identification, assessment, measurement, mitigation and reporting. When operational risk events are identified, our policies require that the events be documented and analyzed to determine whether changes are required in our systems and/or processes to further mitigate the risk of future events.
During 2015 we continued to enhance and refine our three-lines-of-defense framework to both strengthen risk ownership in our business units and add clarity to risk management roles and responsibilities. Our framework focuses on balancing ownership of risk by our business units with corporate oversight and independent assurance of the design and effectiveness of our risk management activities.
We moved several key functions within the organization to better align business decision-making with the first-line-of-defense. We expanded our second-line-of-defense testing capabilities over our operational controls. We continue a multi-year project focused on identifying and eliminating redundant control activities. In addition, we conducted select organizational design reviews focused on reducing the number of operating layers within the organization. We believe these enhancements will improve our risk management effectiveness.
In order to evaluate and monitor operational risk, each business unit completes a quarterly assessment using the Risk and Control Self-Assessment (RCSA) framework. The framework is designed to identify and assess the business unit's exposure to operational risk and determine if additional action is required to manage the risk to an acceptable level.
In addition to the RCSA process, we employ several tools to identify and measure operational risks, including loss event data, key risk indicators, root cause analysis, and testing. While our operational risk framework includes tools to support effective management of operational risk, the primary responsibility for managing both the day-to-day risk and longer-term or emerging risks lies with the business units.
We continue to strengthen our operational controls. During 2015, we continued to improve our operational control environment and reduced our outstanding control issues to low levels. We continued to improve our out-of-region disaster recovery capabilities. Our out-of-region data center, which became operational in 2014, improved our ability to recover our business systems in the event of a catastrophic regional business event, such as a disaster that affects our Northern Virginia production data centers. However, we continue to face significant levels of operational risks, including those discussed in “Risk Factors - Operational Risks.”
We face increased operational risk due to the magnitude and complexity of FHFA initiatives and other new initiatives we are undertaking, including initiatives we are pursuing under the Conservatorship

Freddie Mac 2015 Form 10-K	137

Management's Discussion and Analysis	Risk Management | Operational Risk

Scorecards. We continue to make various multi-year investments to build the infrastructure for a future housing finance system, including the development of the common securitization platform by the CSS, which is jointly owned by Freddie Mac and Fannie Mae, and a single (common) security. With regard to the common securitization platform, while we exercise influence over CSS through our Board representation, we do not control its day to day operations. As a result, if this initiative is not successful, we may not recover our investments. In addition, the transition to the common securitization platform, which is currently scheduled to begin in late 2016, presents significant operational and technological challenges.
The threat landscape in cyber security is changing rapidly and growing in sophistication. We may not be able to protect our systems with complete assurance or fully protect the confidentiality of our information from a cyber attack or other unauthorized access, disclosure, or disruption. We continue to invest in the information security area to strengthen our capabilities and help us defend against advanced threats. In 2014, we launched a multi-year data protection initiative designed to mitigate this risk.
Operational Risk Related to the Use of Models

Our business activities rely on the use of models. We use a variety of models to inform management decisions related to our businesses. These include models that forecast significant factors such as interest rates, mortgage rates, and house prices, as well as models that project future cash flows related to borrower prepayment and default behavior. Risks emerge when unexpected changes cause future outcomes to be different from the outcomes projected by our models.
Model development, changes to existing models, and model risks are managed in each line of business according to our three-lines-of-defense framework. New model development and changes to existing models undergo a rigorous review process. Each business periodically reviews model performance, embedded assumptions, and modeling techniques, and updates its models as it deems appropriate. The Enterprise Risk Management Division, the second-line-of-defense, develops corporate model risk policies and independently reviews the work done by the first-line-of-defense. The Internal Audit Division, the third-line-of-defense, provides additional periodic independent assessment that model governance, policies, and procedures are followed appropriately.
Given the importance and complexity of models in our business, model development may take several months to complete. Delays in our model development process could affect our ability to make sound business and risk management decisions, and increase our exposure to risk. We have procedures designed to mitigate this risk.
We face heightened exposure to risk in our model governance processes at this time, as we continue to transition to our enhanced three-lines-of-defense framework. We intend to make additional changes to strengthen our model governance processes. We also are having difficulty finding and retaining high quality technical model staff.
A corporate Model Operating Committee serves as a coordination forum for any issues arising from models that are used across divisions. Issues that remain unresolved at the Model Operating Committee are escalated to the ERC as necessary. We face significant risks associated with our use of models, as discussed in "Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes."

Freddie Mac 2015 Form 10-K	138

Management's Discussion and Analysis	Risk Management | Operational Risk

Operational Risk Issue Relating to Master Trust Agreement

Loan payments remitted to the company from seller/servicers are deposited into a custodial account that contains both property of the company and property of the company's securitization trusts, including:

•	Mortgage payments of principal and/or interest owed to investors;

•	Mortgage payments of principal and/or interest owed to the company;

•	Management and guarantee fees due to the company;

•	Excess payments as to which a refund or credit may be owed to a seller/servicer; and

•	Earnings owed to the company from the investment of the funds in the custodial account.
The custodial account also holds the securitization trusts' funds arising from transactions between the company and the trusts, such as advances and guarantee payments by the company to the trusts and payments by the company for its purchases of defaulted loans from the trusts. Funds in the custodial account are restricted (i.e., not available for the company's general corporate purposes) even though some of the funds in that account are owed to the company. Amounts owed to the company are reclassified as unrestricted when funds are transferred into an operating cash account.
The company's processes and controls provide reasonable assurance that: (i) amounts that should be received from seller/servicers into the custodial account are so received; and (ii) amounts that should be paid to holders of its PCs are so paid. However, the company has concluded that some of its operating procedures are not sufficiently detailed to comply with certain of its obligations under its PC Master Trust Agreement or to enable the company to optimize its cash management.
Specifically, the company:

•	Has not kept detailed pool-by-pool records of funds in the custodial account, as required by the Master Trust Agreement; and

•	Has not been withdrawing from the custodial account all amounts due to the company, as required by the Master Trust Agreement, except for earnings from investment of funds.
Also, instead of recording separate, individual payments in the custodial account to reflect transactions between the company and the trusts, the company has been netting amounts due to and due from the trusts and then making monthly transfers to the custodial account of any aggregate net amount required to be paid to the trusts. Since amounts owing to the company have generally exceeded amounts owed by the company to the trusts in recent periods, this practice has led to a build-up in the custodial account of funds that may belong to the company.
The company initiated a project to correct these operational deficiencies, to attribute the funds in the custodial account as between the securitization trusts and the company and to record the relevant transactions and balances at a more detailed level. The company does not believe that this issue has had or will have a material adverse effect on holders of the company's PCs or on the company's financial condition or results.

Freddie Mac 2015 Form 10-K	139

Management's Discussion and Analysis	Risk Management | Operational Risk

Effectiveness of Our Disclosure Controls and Procedures

Management, including the company’s CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. As of December 31, 2015, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see “Controls and Procedures.”

Freddie Mac 2015 Form 10-K	140

Management's Discussion and Analysis	Risk Management | Interest Rate Risk and Other Market Risks

INTEREST-RATE RISK AND OTHER MARKET RISKS
Our core businesses have embedded exposure to interest-rate risk and other market risks. Interest-rate risk is consolidated and managed by the Investments segment, while spread risk is owned and managed by each individual business segment. Interest-rate risk and other market risks can adversely affect future cash flows, or economic value, as well as earnings and net worth.
The majority of our interest-rate risk comes from our mortgage-related assets (securities and loans) and the debt we issue to fund them. Typically, an existing loan or bond investment is worth less to an investor when interest rates (yields) rise and worth more when they decline. In addition, for a majority of our mortgage-related assets, the borrower has the option to make unscheduled principal payments at any time before maturity without incurring a prepayment penalty. Thus, our mortgage-related asset portfolio is also exposed to the uncertainty as to when borrowers will exercise their option and pay the outstanding principal balance of their loans. We face similar (and in most cases directionally opposite) exposure related to unsecured debt. Unsecured debt is typically worth less to an investor when interest rates (yields) rise and more when they decline. In addition, we issue debt with embedded options, such as an option to call, which provides us flexibility concerning the timing of our debt maturities. We actively manage our economic exposure to interest rate fluctuations.
Our primary goal in managing interest-rate risk is to reduce the amount of change in the value of our future cash flows due to future changes in interest rates. We use models to analyze possible future interest-rate scenarios, along with the cash flow of our assets and liabilities over those scenarios.
The choice of the benchmark rate used to model and hedge our positions is a significant assumption. The effectiveness of our hedges ultimately depends on how closely the different instruments (assets, liabilities, and derivatives) react to the underlying chosen benchmark. In the simplest example, all instruments would have interest-rate risk based on the same underlying benchmark, in our case, the swap rate. In practice, however, different instruments react differently versus the benchmark rate, which creates a spread between the benchmark rate and the instrument. As the spreads of these instruments move differently, our ability to predict the behavior of each instrument relative to the others is reduced, potentially affecting the effectiveness of our hedges.
Although the mortgage-related investments portfolio is the main contributor of interest-rate risk to the company, other core businesses also contribute to our interest-rate risk and may be managed differently. Unlike the mortgage-related investments portfolio's long-term holding period for assets, the securitization pipeline typically has a much shorter holding period. Since these assets are typically sold shortly after purchase, the risk from these assets is generally tied to changes in current market prices (vs long-term future cash flow value). Hedging these businesses at times requires additional assumptions concerning risk metrics to accommodate changes in pricing that may not be related to the future cash flow of the assets. This could create a perceived risk exposure as the hedged risk may differ from the model risk.
We employ a risk management framework that seeks to maintain certain interest rate characteristics of our assets and liabilities within our risk limits through a number of different strategies, including:

•	Asset selection and structuring, such as acquiring or structuring mortgage-related securities with certain expected prepayment and other characteristics;

•	Issuance of both callable and non-callable unsecured debt; and

•	Use of interest rate derivatives, including swaptions and swaps.

Freddie Mac 2015 Form 10-K	141

Management's Discussion and Analysis	Risk Management | Interest Rate Risk and Other Market Risks

To maintain our interest-rate risk exposure within our risk limits across a range of interest-rate scenarios, we analyze the interest-rate sensitivity of financial assets and liabilities at the instrument level on a daily basis across a variety of interest-rate scenarios. For risk management purposes, the interest-rate risk characteristics are determined daily based on market prices and models. The fair values of our assets and liabilities, including derivatives, are primarily based on either third-party prices or observable market-based inputs.
The Risk Committee of our Board of Directors establishes certain Board limits for interest-rate risk measures, and if we exceed these limits we are required to notify the Risk Committee and address the limit breach. These limits encompass a range of interest-rate risks that include duration risk, convexity risk, volatility risk, and yield curve risk associated with our use of various financial instruments, including derivatives. Also, our ERM division establishes management limits. The management limits are set at values below those set at the Board level, which is intended to allow us to follow a series of predetermined actions in the event of a breach of the management limits and helps ensure proper oversight to reduce the possibility of exceeding the Board limits. Our ERC is responsible for reviewing performance as compared to the Board and management limits.
We generally do not hedge changes in fair value of our credit guarantees except for interest-rate exposure related to buy-ups and float. Float, which arises from timing differences between the borrower's principal payments on the loan and the reduction of the PC balance, can lead to significant interest expense if the interest rate paid to a PC investor is higher than the reinvestment rate earned by the securitization trusts on payments received from borrowers and paid to us as trust management income.
Changes in prepayments, defaults, or spreads can adversely affect our economic cash flows, earnings, and net worth.
We use derivatives as an important part of our strategy to manage interest-rate risk. When deciding to use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty risks, and our overall risk management strategy. See “Credit Risk - Institutional Credit Risk” and “Risk Factors” for more discussion of our market risk exposures, including those related to derivatives, institutional counterparties, and other market risks.
Measurement of Interest-Rate Risk

The principal types of interest-rate and other market risks to which we are exposed are described below.

Freddie Mac 2015 Form 10-K	142

Management's Discussion and Analysis	Risk Management | Interest Rate Risk and Other Market Risks

Risk	Description		Risk Exposure
Yield Curve Risk
Yield curve risk is the risk that changes in the level and shape of the yield curve, such as a level change, or a flattening or steepening, will adversely affect our economic value. Our yield curve risk under a specified yield curve scenario is reflected in our PMVS-YC disclosure.
•
A change in the level of interest rates (represented by a parallel shift of the yield curve, all else constant) exposes our assets and liabilities to risk, potentially affecting future expected cash flows and their present values.

•
Similarly, changes in the shape or slope of the yield curve (often reflecting changes in the market’s expectation of future interest rates) exposes our assets and liabilities to risk, potentially affecting expected future cash flows and their present values.

Volatility Risk	Volatility risk is the risk that changes in the market’s expectation of the magnitude of future variations in interest rates will adversely affect our economic value.	•	We are exposed to volatility risk in both our mortgage-related assets and liabilities, especially in instruments with embedded options.
Spread Risk	Spread risk is the risk that yields in different asset classes may not move together and may adversely affect our economic value.	•
This risk arises principally because interest rates on our mortgage-related investments may not move in tandem with interest rates on our financial liabilities and derivatives, potentially affecting the effectiveness of our hedges.

		•	We are continually exposed to significant spread risk, also referred to as mortgage-to-debt OAS risk, arising from funding mortgage-related investments with debt securities.
		•	We also incur spread risk when we use LIBOR- or Treasury-based instruments in our risk management activities.
•
We are exposed to spread risk arising from the difference in time between when we commit to purchase a multifamily mortgage loan and when we securitize the loan. During this time, spreads can widen, causing losses due to changes in fair value. We also have spread risk on the K Certificates we hold in our mortgage-related investments portfolio.

Our primary interest-rate risk measures are duration gap and PMVS.

•
Duration gap - Measures the difference in price sensitivity to interest rate changes between our financial assets and liabilities, and is expressed in months relative to the market value of assets. For example, assets with a six month duration and liabilities with a five month duration would result in a positive duration gap of one month. A duration gap of zero implies that the duration of our assets equals the duration of our liabilities. As a result, the change in the value of assets from an instantaneous move in interest rates, either up or down, would be expected to be accompanied by an equal and offsetting change in the value of liabilities, thus leaving the economic value unchanged. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities which, from a net perspective, implies that the economic value will increase in value when interest rates fall and decrease in value when interest rates rise. A negative duration gap indicates that the duration of our liabilities exceeds the duration of our assets which, from a net perspective, implies that the economic value will increase in value when interest rates rise and decrease in value when interest rates fall.

Freddie Mac 2015 Form 10-K	143

Management's Discussion and Analysis	Risk Management | Interest Rate Risk and Other Market Risks

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

•
PMVS - An estimate of the change in the market value of our financial assets and liabilities with spreads held constant from an instantaneous shock to interest rates, assuming no rebalancing actions are undertaken and assuming the mortgage rate-to-LIBOR basis does not change. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value to a 50 basis point parallel movement in interest rates (PMVS-Level or PMVS-L) and the other to a nonparallel movement (PMVS-Yield Curve or PMVS-YC), resulting from a 25 basis point change in slope of the LIBOR yield curve. The 50 basis point shift and 25 basis point change in slope of the LIBOR yield curve used for our PMVS measures reflect reasonably possible near-term changes that we believe provide a meaningful measure of our interest-rate risk sensitivity.

•
We calculate our exposure to changes in interest rates using effective duration and effective convexity based on our models. Effective duration measures the percentage change in the price of financial instruments from a 100 basis point change in interest rates. Financial instruments with positive duration increase in value as interest rates decline. Conversely, financial instruments with negative duration increase in value as interest rates rise. The net effective duration of our portfolio is expressed in months as our duration gap.

•
Effective convexity measures the change in effective duration for a 100 basis point change in interest rates. Effective duration is not constant over the entire yield curve and effective convexity measures how effective duration changes over large changes in interest rates.

•
Together, duration and convexity provide a measure of an instrument’s overall price sensitivity to changes in interest rates. We utilize the aggregate duration and convexity risk of all interest-rate sensitive instruments on a daily basis to estimate the two PMVS metrics. The duration and convexity measures are used to estimate PMVS using the following formula:

PMVS = -[Duration] multiplied by [rate shock] plus [0.5 multiplied by Convexity] multiplied by [rate shock]2
In the equation, [rate shock] represents the interest-rate change expressed in fair value terms. Assuming an adverse 50 basis point change, the result of this formula is the fair value sensitivity to the change in rate, which is expressed as: PMVS = (0.5 absolute value of duration) + (0.125 convexity), assuming convexity is negative.

•
To estimate PMVS-L, an instantaneous parallel 50 basis point shock is applied to the yield curve, as represented by the swap curve, holding all spreads to the swap curve constant. This shock is applied to the duration and convexity of all interest-rate sensitive financial instruments. The resulting change in market value for the aggregate portfolio is computed for both the up rate and down rate shock and the change in market value in the more adverse scenario of the up and

Freddie Mac 2015 Form 10-K	144

Management's Discussion and Analysis	Risk Management | Interest Rate Risk and Other Market Risks

down rate shocks is the PMVS. In cases where both the up rate and down rate shocks result in a positive effect, the PMVS is zero. Because this process uses a parallel, or level, shock to interest rates, we refer to this measure as PMVS-L.

•
To estimate sensitivity related to the shape of the yield curve, a yield curve steepening and flattening of 25 basis points is applied using the duration of all interest-rate sensitive instruments. The resulting change in market value for the aggregate portfolio is computed for both the steepening and flattening yield curve scenarios. The more adverse yield curve scenario is then used to determine the PMVS. Because this process uses a non-parallel shock to interest rates, we refer to this measure as PMVS-YC.

We estimate the sensitivity to changes in interest rates of the fair value of all financial assets and liabilities, including derivatives, on a pre-tax basis. In making these calculations, we do not consider the sensitivity to interest-rate changes of the following assets and liabilities:

•
Credit guarantee activities - We do not consider the sensitivity of the fair value of credit guarantee activities to changes in interest rates except for the guarantee-related items mentioned above because we do not actively manage the change in the fair value of our guarantee business that is attributable to changes in interest rates. We do not believe that periodic changes in fair value due to movements in interest rates are the best indication of the long-term value of our guarantee business because these changes do not take into account the potential for future guarantee business activity.

•
Other assets with minimal interest-rate sensitivity - We do not include other assets, primarily non-financial instruments such as fixed assets and REO, because we estimate their impact on PMVS and duration gap to be minimal.

Limitations of Market Risk Measures

Our PMVS and duration gap estimates are determined using models that involve our judgment of interest-rate and prepayment assumptions. While we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. There could be times when we hedge differently than our model estimates during the period, such as when we are making changes or market updates to these models. While PMVS and duration gap estimate our exposure to changes in interest rates, they do not capture the potential effect of certain other market risks, such as changes in volatility and spread risk. The effect of these other market risks can be significant.
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

Freddie Mac 2015 Form 10-K	145

Management's Discussion and Analysis	Risk Management | Interest Rate Risk and Other Market Risks

programs, loan modifications, and the volatility and impact of home price movements on mortgage durations. Mis-estimation of prepayments, resulting in over or under hedging of interest-rate risk, could result in significant economic losses and have an adverse impact on earnings. In addition, this mis-estimation could result in realized losses upon the sale of assets.
The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the years ended December 31, 2015 and 2014. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear. We are providing certain of the disclosures below pursuant to a disclosure commitment with FHFA.

	PMVS-YC	PMVS-L
(in millions)	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve:
December 31, 2015	$12	$50	$186
December 31, 2014	$—	$102	$396

	Year Ended December 31,
	2015			2014
(duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	0.2	$17	$90	(0.1)	$14	$69
Minimum	(0.4)	$—	$23	(2.4)	$—	$—
Maximum	1.0	$47	$249	0.7	$65	$509
Standard deviation	0.3	$12	$40	0.4	$14	$79
Derivatives have historically enabled us to reduce our interest-rate risk exposure. The table below shows that the PMVS-L risk levels assuming a 50 basis point shift in the LIBOR yield curve for the periods presented would have been higher if we had not used derivatives.

	PMVS-L (50 bps)
(in millions)	Before Derivatives	After Derivatives	Effect of Derivatives
December 31, 2015	$3,373	$50	$(3,323)
December 31, 2014	$3,226	$102	$(3,124)
While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, the accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value), including derivatives, creates volatility in our earnings when interest rates fluctuate. Based upon the composition of our financial assets and liabilities, including derivatives, at December 31, 2015, we generally recognize fair value losses in earnings when interest rates decline. The table below presents the estimated adverse net effect on pre-tax earnings of certain immediate shifts in interest rates. These estimates are essentially the derivative gains (losses) attributable to financial instruments that are not measured at fair value, as discussed in "Consolidated Results of Operations - Interest-Rate Risk Management Activities." The methodology used to calculate

Freddie Mac 2015 Form 10-K	146

Management's Discussion and Analysis	Risk Management | Interest Rate Risk and Other Market Risks

these figures is consistent with the methodology used to calculate our PMVS-YC and PMVS-L metrics above.

	GAAP FV-YC	GAAP FV-L
(in millions)	25 bps	50 bps	100 bps
December 31, 2015	$635	$1,630	$3,573
December 31, 2014	$672	$1,176	$2,597
The disclosure in our Monthly Volume Summary reports, which are available on our web site www.freddiemac.com, reflects the average of the daily PMVS-L, PMVS-YC, and duration gap estimates for a given reporting period (a month, a quarter, or year).

Freddie Mac 2015 Form 10-K	147

Management's Discussion and Analysis	Liquidity and Capital Resources | Overview

LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
Our business activities require that we maintain adequate liquidity to fund our operations, which primarily include the following:

•	Principal payments due to the maturity, redemption or repurchase of our short- and long-term debt;

•	Interest payments on our other debt securities;

•	Dividend obligations on our senior preferred stock;

•	Cash purchases of single-family and multifamily loans;

•	Purchases of mortgage-related securities and non-mortgage investments;

•	Removal of modified or seriously delinquent mortgage loans from PC trusts;

•	Any shortfall related to the payments of principal and interest on our debt securities issued by consolidated trusts and any other payments related to our guarantees of mortgage assets;

•	Any costs related to the disposition of our REO properties;

•	Payments related to derivative contracts;

•	Posting or pledging collateral to third parties in connection with secured financing and daily trade activities; and

•	Administrative expenses.
We fund our cash needs primarily by issuing short- and long-term debt. Other sources of cash primarily include:

•	Interest and principal payments on and sales of securities or loans that we hold in our mortgage-related investments portfolio or our liquidity and contingency operating portfolio;

•	Repurchase transactions with counterparties;

•	Management and guarantee fees we receive in connection with our guarantee activities, excluding those fees associated with the legislated 10 basis point increase we remit to Treasury; and

•	Quarterly draws from Treasury under the Purchase Agreement, which are made if we have a quarterly deficit in our net worth.
In addition to the uses and sources of cash described above, we are involved in various legal proceedings, including those discussed in “Legal Proceedings,” which may result in a need to use cash to settle claims or pay certain costs or receipt of cash from settlements.
Our securities and other obligations are not guaranteed by the U.S. government and do not constitute a debt or obligation of the U.S. government or any agency or instrumentality thereof, other than Freddie Mac. We continue to manage our debt issuances to remain in compliance with the aggregate indebtedness limits set forth in the Purchase Agreement. For a description of our debt products, see “Our Business Segments - Investments.”

Freddie Mac 2015 Form 10-K	148

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Management Framework

LIQUIDITY MANAGEMENT FRAMEWORK
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
Maintaining sufficient liquidity is of primary importance to, and a cost of, our business. Under our liquidity management practices and policies, we:

•	Manage intraday cash needs and provide for the contingency of an unexpected cash demand;

•	Maintain cash and non-mortgage investments to enable us to meet ongoing cash obligations for a limited period of time, assuming no access to unsecured debt markets;

•	Maintain unencumbered securities with a value greater than or equal to the largest projected daily cash shortfall for an extended period of time, assuming no access to unsecured debt markets; and

•	Manage the maturity of our unsecured debt based on our asset profile.
To facilitate cash management, we forecast cash outflows and inflows using assumptions and models. These forecasts help us to manage our liabilities with respect to the timing of our cash flows. Differences between actual and forecasted cash flows have resulted in higher costs from issuing a higher amount of debt than needed or unexpectedly needing to issue debt, and may do so in the future. Differences between actual and forecasted cash flows also could result in an overdraw of our account at the Federal Reserve Bank of New York. We maintain daily cash reserves to manage this risk.

Freddie Mac 2015 Form 10-K	149

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

LIQUIDITY PROFILE
During 2015, the majority of the funds in our liquidity and contingency operating portfolio were deposited with the Federal Reserve Bank of New York, invested in U.S. Treasury securities, or invested in securities purchased under agreements to resell. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, we make an assessment whether to exit the existing position or continue to do business with the counterparty.
During 2015, we had sufficient access to the debt markets due largely to support from the U.S. government. We rely significantly on our ability to issue debt on an on-going basis to refinance our effective short-term debt.
Our debt cap under the Purchase Agreement was $563.6 billion in 2015 and declined to $479.0 billion on January 1, 2016. As of December 31, 2015, our aggregate indebtedness, calculated as the par value of other debt, was $418.0 billion. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities - Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com.
Our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market interest rates, market confidence, operational risks, and other factors.
To fund our business activities, we depend on the continuing willingness of investors to purchase our debt securities. The reduction in our mortgage-related investments portfolio has reduced our funding needs. We expect that this trend will continue over time as the mortgage-related investments portfolio shrinks. Changes or perceived changes in the government's support of us could have a severe negative effect on our access to the debt markets and on our debt funding costs.
In addition, any change in applicable legislative or regulatory exemptions, including those described in “Regulation and Supervision,” could adversely affect our access to some debt investors, thereby potentially increasing our debt funding costs. For more information on our short- and long-term liquidity needs, see “Contractual Obligations.”
OTHER DEBT ACTIVITIES

We fund our business activities primarily through the issuance of short- and long-term debt. Competition for funding can vary with economic, financial market, and regulatory environments. Historically, we have mainly competed for funds in the debt issuance markets with Fannie Mae and the FHLBs. In recent years, we have witnessed a significant increase in FHLB short-term debt issuances and outstanding balances. Increased competition from the FHLBs with respect to short-term debt issuances may have caused our short-term debt spreads to increase during the last quarter of 2015.
The table below summarizes the par value of other debt securities we issued or paid off during 2015 and 2014, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases. We repurchase, call, or exchange our outstanding debt securities from time to time for a variety of reasons, including managing our funding composition and supporting the liquidity of our debt securities.

Freddie Mac 2015 Form 10-K	150

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

	Year Ended December 31,
(dollars in millions)	2015	2014
Beginning balance	$454,029	$511,345
Issued during the period
Short-term:
Amount	$437,509	$217,716
Weighted-average effective interest rate	0.11%	0.11%
Long-term:
Amount	$168,581	$92,641
Weighted-average effective interest rate	1.43%	1.16%
Total issued:
Amount	$606,090	$310,357
Weighted-average effective interest rate	0.48%	0.42%
Paid off during the period:
Short-term:
Amount	$(458,546)	$(224,814)
Weighted-average effective interest rate	0.07%	0.12%
Long-term:
Amount	$(183,552)	$(142,859)
Weighted-average effective interest rate	1.44%	1.61%
Total paid off:
Amount	$(642,098)	$(367,673)
Weighted-average effective interest rate	0.47%	0.70%
Ending balance	$418,021	$454,029
Unamortized premiums and discounts	(3,684)	(3,918)
Hedging-related and other basis adjustments	17	(42)
Other	(48)	—
Total other debt	$414,306	$450,069
Issuances and pay-offs of short-term debt increased during 2015 compared to 2014 as we began utilizing overnight discount notes as a more cost efficient tool to manage our intra-day liquidity needs. In addition, issuances and pay-offs of long-term debt increased during 2015 compared to 2014 as we issued more long-term callable debt to replace debt that was called for economic reasons.

Freddie Mac 2015 Form 10-K	151

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

OTHER SHORT-TERM DEBT

The table below contains details on the characteristics of our other short-term debt.

	December 31, 2015
	Ending Balance		Yearly Average		Maximum Carrying Value Outstanding at Any Month End
(dollars in millions)	Carrying Value	Weighted Average Effective Rate	Carrying Value	Weighted Average Effective Rate
Discount notes and Reference Bills	$104,027	0.28%	$102,540	0.16%	$123,248
Medium-term notes	9,545	0.20	3,173	0.09	9,454
Securities sold under agreements to repurchase	—	—	15	0.21	—
Total	$113,572	0.27

	December 31, 2014
	Ending Balance		Yearly Average		Maximum Carrying Value Outstanding at Any Month End
(dollars in millions)	Carrying Value	Weighted Average Effective Rate	Carrying Value	Weighted Average Effective Rate
Discount notes and Reference Bills	$134,619	0.12%	$116,388	0.12%	$134,619
Medium-term notes	—	—	750	0.16	4,000
Securities sold under agreements to repurchase	—	—	15	0.11	—
Total	$134,619	0.12

	December 31, 2013
	Ending Balance		Yearly Average		Maximum Carrying Value Outstanding at Any Month End
(dollars in millions)	Carrying Value	Weighted Average Effective Rate	Carrying Value	Weighted Average Effective Rate
Discount notes and Reference Bills	$137,712	0.13%	$130,919	0.13%	$140,082
Medium-term notes	4,000	0.16	2,291	0.16	4,000
Securities sold under agreements to repurchase	—	—	15	0.16	—
Total	$141,712	0.13

For information about our other long-term debt, see Note 7.

Freddie Mac 2015 Form 10-K	152

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

DEBT SECURITIES OF CONSOLIDATED TRUSTS

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.

	Year Ended December 31,
(in millions)	2015	2014
Beginning balance	$1,440,325	$1,399,456
New issuances	353,882	257,293
Newly-issued debt securities retained at issuance	(93,992)	(47,792)
Net new issuances to third parties	259,890	209,501
Additional issuances of securities	137,676	92,053
Total issuances	397,566	301,554
Extinguishments, net	(324,802)	(260,685)
Ending balance	1,513,089	1,440,325
Unamortized premiums and discounts	43,032	39,148
Debt securities of consolidated trusts held by third parties	$1,556,121	$1,479,473
The table below provides information on the debt securities issued by our consolidated trusts as of the dates set forth below.

	December 31,
(in millions)	2015	2014
Single-family
PCs:
30-year or more amortizing fixed-rate	$1,156,220	$1,088,340
20-year amortizing fixed-rate	81,255	78,603
15-year amortizing fixed-rate	281,165	278,282
Adjustable-rate	66,807	69,683
Interest-only	19,573	23,941
FHA/VA and other governmental	2,745	3,154
Total single-family PCs	1,607,765	1,542,003
Other single-family	5,824	7,030
Total single-family	1,613,589	1,549,033
Multifamily
K Certificates	1,629	440
Other securitization products	82	84
Total multifamily	1,711	524
Total Freddie Mac mortgage-related securities	1,615,300	1,549,557
Repurchased or retained at issuance Freddie Mac mortgage-related securities	(102,211)	(109,232)
Debt securities of consolidated trusts held by third parties	$1,513,089	$1,440,325

Freddie Mac 2015 Form 10-K	153

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

 SUBORDINATED DEBT

During 2015 and 2014, we did not call or issue any Freddie SUBS® securities. At both December 31, 2015 and 2014, the balance of our subordinated debt outstanding was $0.4 billion. Under the Purchase Agreement, we may not issue subordinated debt without Treasury’s consent.
CREDIT RATINGS

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of February 4, 2016.

Nationally Recognized Statistical Rating Organization
	S&P	Moody's	Fitch
Senior long-term debt	AA+	Aaa	AAA
Short-term debt	A-1+	P-1	F1+
Subordinated debt	AA-	Aa2	AA-
Preferred stock(1)	D	Ca	C/RR6
Outlook	Stable	Stable	Stable

(1)	Does not include senior preferred stock issued to Treasury.
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
LIQUIDITY AND CONTINGENCY OPERATING PORTFOLIO

Excluding amounts related to our consolidated VIEs and collateral held by us from OTC derivative counterparties, we held $70.0 billion and $53.9 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at December 31, 2015 and 2014, respectively. These investments are important to our cash flow, collateral management, and asset and liability management, and our ability to provide liquidity and stability to the mortgage market. At December 31, 2015, our non-mortgage-related securities consisted of U.S. Treasury securities that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintained non-interest-bearing deposits at the Federal Reserve Bank of New York, which are included in cash and cash equivalents on our consolidated balance sheets.

Freddie Mac 2015 Form 10-K	154

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

MORTGAGE LOANS AND MORTGAGE-RELATED SECURITIES

We invest principally in mortgage loans and mortgage-related securities, certain categories of which are largely unencumbered and liquid. Our primary source of liquidity among these mortgage assets is our holdings of single-class and multiclass agency securities, excluding certain structured agency securities collateralized by non-agency mortgage-related securities.
In addition, we hold unsecuritized single-family loans and multifamily held-for-sale loans that could be securitized and would then be available for sale or use as collateral for repurchase agreements. Due to the large size of our portfolio of liquid assets, the amount of mortgage-related assets that we may successfully sell or borrow against in the event of a liquidity crisis or significant market disruption is substantially less than the amount of mortgage-related assets we hold. There would likely be insufficient market demand for large amounts of these assets over a prolonged period of time, which would limit our ability to sell or borrow against these assets.
We hold other mortgage assets, but given their characteristics, they may not be available for immediate sale or able to be used as collateral for repurchase agreements. These assets consist of certain structured agency securities collateralized by non-agency mortgage-related securities, CMBS, non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans, and unsecuritized seriously delinquent and modified single-family loans.
We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury.
CASH FLOWS

Cash and cash equivalents decreased $5.3 billion to $5.6 billion during 2015, as compared to a decrease of $0.4 billion to $10.9 billion during 2014 and an increase of $2.8 billion to $11.3 billion during 2013. Cash flows used in operating activities during 2015 were primarily driven by increased net purchases of held-for-sale mortgage loans. Cash flows used in operating activities during 2015 were $0.9 billion. Cash flows provided by operating activities during 2014 and 2013 were $8.9 billion and $16.6 billion, respectively, primarily driven by cash proceeds from net interest income and non-agency mortgage-related securities settlements. Cash flows provided by investing activities during 2015, 2014, and 2013 were $179.0 billion, $205.3 billion, and $391.3 billion, respectively, primarily resulting from net proceeds received as a result of repayments of single-family held-for-investment mortgage loans. Cash flows used for financing activities during 2015, 2014, and 2013 were $183.3 billion, $214.5 billion, and $405.0 billion, respectively, primarily driven by net funds used to repay or redeem debt securities of consolidated trusts held by third parties and other debt.
CAPITAL RESOURCES

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Since our entry into conservatorship, Treasury and FHFA have taken a number of actions that affect our cash requirements and our ability to fund those requirements. Under the Purchase Agreement, Treasury made a commitment to provide us with funding, under certain conditions, to eliminate deficits in our net worth. Obtaining funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA. The amount of

Freddie Mac 2015 Form 10-K	155

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

available funding remaining under the Purchase Agreement is $140.5 billion. This amount will be reduced by any future draws.
At December 31, 2015, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount at December 31, 2015 and the 2016 Capital Reserve Amount of $1.2 billion, our dividend obligation to Treasury in March 2016 will be $1.7 billion. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock. As a result of the net worth sweep dividend on the senior preferred stock, our future profits will effectively be distributed to Treasury, and we cannot retain capital from the earnings generated by our business operations (other than a limited amount that will decrease to zero in 2018) or return capital to stockholders other than Treasury. See “Conservatorship and Related Matters” and “Regulation and Supervision” for more information.
The table below presents activity related to our equity capital during the last five quarters.

	Three Months Ended					Year Ended
(in millions)	12/31/2015	9/30/2015	6/30/2015	3/31/2015	12/31/2014	12/31/2015
Beginning balance	$1,299	$5,713	$2,546	$2,651	$5,186	$2,651
Comprehensive income	1,641	(501)	3,913	746	251	5,799
Capital draw from Treasury	—	—	—	—	—	—
Senior preferred stock dividends declared	—	(3,913)	(746)	(851)	(2,786)	(5,510)
Total equity / net worth	$2,940	$1,299	$5,713	$2,546	$2,651	$2,940
Aggregate draws under Purchase Agreement	$71,336	$71,336	$71,336	$71,336	$71,336	$71,336
Aggregate cash dividends paid to Treasury	$96,465	$96,465	$92,552	$91,806	$90,955	$96,465

Freddie Mac 2015 Form 10-K	156

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
SUPERVISION OF OUR COMPANY DURING CONSERVATORSHIP

FHFA has broad powers when acting as our Conservator. Upon its appointment, the Conservator immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets. The Conservator also succeeded to the title to all books, records and assets of Freddie Mac held by any other legal custodian or third party.
Under the GSE Act, the Conservator may take any actions it determines are necessary to put us in a safe and solvent condition and appropriate to carry on our business and preserve and conserve our assets and property. The Conservator’s powers include the ability to transfer or sell any of our assets or liabilities, subject to certain limitations and post-transfer notice provisions, without any approval, assignment of rights or consent of any party. However, the GSE Act provides that loans and mortgage-related assets that have been transferred to a Freddie Mac securitization trust must be held by the Conservator for the beneficial owners of the trust and cannot be used to satisfy our general creditors.
We conduct our business subject to the direction of FHFA as our Conservator. The Conservator has delegated certain authority to the Board of Directors to oversee, and to management to conduct, business operations so we can operate in the ordinary course. The directors serve on behalf of, and exercise authority as directed by, the Conservator. The Conservator retains the authority to withdraw or revise its delegations of authority at any time. The Conservator also retains certain significant authorities for itself, and has not delegated them to the Board. The Conservator continues to provide strategic direction for the company and directs the efforts of the Board and management to implement its strategy. Despite the delegations of authority to management, many management decisions are subject to review and/or approval by FHFA and management frequently receives direction from FHFA on various matters involving day-to-day operations.
Our current business objectives reflect direction we received from the Conservator including the Conservatorship Scorecards. At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives. Given our public mission and the important role the Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions, we sometimes take actions that could have a negative impact on our business, operating results or financial condition, and thus contribute to a need for additional draws under the Purchase Agreement. Certain of these actions are intended to help homeowners and the mortgage market.
TREASURY AGREEMENTS AND SENIOR PREFERRED STOCK

In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury. Under the Purchase Agreement, we issued to Treasury both senior preferred stock and a warrant to purchase common stock. We refer to the Purchase Agreement and the warrant as the "Treasury Agreements." The Treasury Agreements and the senior preferred stock do not contain any provisions causing them to terminate or cease to exist upon the termination of conservatorship. The conservatorship, the Treasury Agreements and the senior preferred stock materially limit the rights of our common and

Freddie Mac 2015 Form 10-K	157

Management's Discussion and Analysis	Conservatorship and Related Matters

preferred stockholders (other than Treasury).
Pursuant to the Purchase Agreement, which we entered into through FHFA, in its capacity as Conservator, on September 7, 2008, we issued to Treasury one million shares of Variable Liquidation Preference Senior Preferred Stock with an initial liquidation preference of $1 billion and a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares outstanding. The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of Treasury's commitment to provide funding to us under the Purchase Agreement. We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant. However, deficits in our net worth have made it necessary for us to make substantial draws on Treasury’s funding commitment under the Purchase Agreement. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all.
The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP consolidated balance sheet for the applicable fiscal quarter, provided that the aggregate amount funded under the Purchase Agreement may not exceed Treasury's commitment. As of December 31, 2015, the aggregate liquidation preference of the senior preferred stock was $72.3 billion, and the amount of available funding remaining under the Purchase Agreement was $140.5 billion. To the extent we draw additional funds in the future, the aggregate liquidation preference will increase and the amount of available funding remaining will decrease.
Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers and privileges of the Board. Under the August 2012 amendment to the Purchase Agreement, our dividend obligation each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. As a result of the net worth sweep dividend, our future profits will effectively be distributed to Treasury, and the holders of our common stock and non-senior preferred stock will not receive benefits that could otherwise flow from any such future profits.
The senior preferred stock is senior to our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment under the Purchase Agreement.
The Purchase Agreement and warrant contain covenants that significantly restrict our business and capital activities. For example, the Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	Pay dividends on our equity securities, other than the senior preferred stock or warrant, or repurchase our equity securities;

•	Issue any additional equity securities, except in limited instances;

•
Sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value in the ordinary course of business, consistent with past practices, and in other limited circumstances; and

Freddie Mac 2015 Form 10-K	158

Management's Discussion and Analysis	Conservatorship and Related Matters

•	Issue any subordinated debt.
LIMITS ON OUR MORTGAGE-RELATED INVESTMENTS PORTFOLIO AND INDEBTEDNESS

Our ability to acquire and sell mortgage assets is significantly constrained by limitations under the Purchase Agreement and other limitations imposed by FHFA:

•	Under the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio is subject to a cap that decreases by 15% each year until the cap reaches $250 billion.

•
Under the Purchase Agreement, we also may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year.

•
Our Retained Portfolio Plan, which we adopted in 2014, provides for us to manage the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement, subject to certain exceptions. Under the plan, we may seek permission from FHFA to increase the plan's limit on the mortgage-related investments portfolio to 95% of the Purchase Agreement annual cap.

•	FHFA indicated that any portfolio sales should be commercially reasonable transactions that consider impacts to the market, borrowers and neighborhood stability.
Our decisions with respect to managing the decline of the mortgage-related investments portfolio affect all three business segments. In order to achieve all of our portfolio reduction goals, it is possible that we may forgo economic opportunities in one business segment in order to pursue opportunities in another business segment. The reduction in the mortgage-related investments portfolio will result in a decline in income from this portfolio over time.
Our results against the limits imposed on our mortgage-related investments portfolio and aggregate indebtedness are shown below.

Freddie Mac 2015 Form 10-K	159

Management's Discussion and Analysis	Conservatorship and Related Matters

Mortgage Assets

Indebtedness

Reducing Our Mortgage-Related Investments Portfolio Over Time

Our mortgage-related investments portfolio includes assets held by all three business segments and consists of:

•	Agency securities, which include both single-family and multifamily Freddie Mac mortgage-related securities and non-Freddie Mac agency mortgage-related securities;

•	Non-agency mortgage-related securities, which include single-family non-agency mortgage-related securities, CMBS, housing revenue bonds, and other multifamily securities; and

•	Single-family and multifamily unsecuritized loans.
We evaluate the liquidity of the assets in our mortgage-related investments portfolio based on three categories (in order of liquidity):

•	Liquid: single-class and multi-class agency securities, excluding certain structured agency securities collateralized by non-agency mortgage-related securities;

•
Securitization Pipeline: performing multifamily and single-family loans purchased for cash and primarily held for a short period until securitized, with the resulting Freddie Mac issued securities being sold or retained; and

Freddie Mac 2015 Form 10-K	160

Management's Discussion and Analysis	Conservatorship and Related Matters

•
Less Liquid: assets that are less liquid than agency securities and loans in the securitization pipeline (e.g., reperforming loans and performing modified loans and non-agency mortgage-related securities).

The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation.

	December 31, 2015				December 31, 2014
(dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Investments segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$10,041	$—	$10,041	$—	$7,497	$—	$7,497
Reperforming loans and performing modified loans	—	—	67,036	67,036	—	—	75,281	75,281
Total single-family unsecuritized loans	—	10,041	67,036	77,077	—	7,497	75,281	82,778
Freddie Mac mortgage-related securities	135,869	—	6,076	141,945	150,852	—	7,363	158,215
Non-agency mortgage-related securities	—	—	27,754	27,754	—	—	44,230	44,230
Non-Freddie Mac agency mortgage-related securities	12,958	—	—	12,958	16,341	—	—	16,341
Total Investment segment - Mortgage investments portfolio	148,827	10,041	100,866	259,734	167,193	7,497	126,874	301,564
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	19,501	19,501	—	—	28,738	28,738
Multifamily segment - unsecuritized loans and mortgage-related securities	7,304	19,563	40,809	67,676	1,911	12,111	64,090	78,112
Total mortgage-related investments portfolio	$156,131	$29,604	$161,176	$346,911	$169,104	$19,608	$219,702	$408,414
Percentage of total mortgage-related investments portfolio	45%	9%	46%	100%	41%	5%	54%	100%
Mortgage-related investments portfolio cap at December 31, 2015 and 2014, respectively				$399,181				$469,625
90% of mortgage-related investments portfolio cap at December 31, 2015(1)				$359,263

(1)	Represents the amount that we manage to under our Retained Portfolio Plan, subject to certain exceptions.
We are particularly focused on reducing, in an economically sensible manner, the balance of less liquid assets that we hold in our portfolio. Our efforts to reduce our holdings of these assets help satisfy several objectives, including to improve the overall liquidity of our mortgage-related investments portfolio and comply with the mortgage-related investments portfolio limits. The decline in our holdings of less liquid assets included pay-downs and active dispositions and accounted for the majority of the decline in our mortgage-related investments portfolio during 2015. Our active dispositions of less liquid assets included the following:

•
Sales of $14.7 billion of less liquid assets, including $11.4 billion in UPB of non-agency mortgage-related securities and $2.9 billion in UPB of seriously delinquent unsecuritized single-family loans;

•	Securitization of $8.2 billion of single-family reperforming loans and performing modified loans, which included HAMP loans; and

•
Enhanced the liquidity of $2.9 billion of multifamily non-agency mortgage-related securities through resecuritization. We retained these more liquid securities in our mortgage-related investments portfolio.

Freddie Mac 2015 Form 10-K	161

Management's Discussion and Analysis	Conservatorship and Related Matters

FHFA’S STRATEGIC PLAN FOR FREDDIE MAC AND FANNIE MAE CONSERVATORSHIPS

In May 2014, FHFA issued its 2014 Strategic Plan. In January and December 2015, FHFA issued the 2015 and 2016 Conservatorship Scorecards, respectively. The 2014 Strategic Plan updated FHFA's vision for implementing its obligations as Conservator of Freddie Mac and Fannie Mae. The Conservatorship Scorecards established annual objectives and performance targets and measures for Freddie Mac and Fannie Mae related to the strategic goals set forth in the 2014 Strategic Plan.
The 2014 Strategic Plan established three reformulated strategic goals for the conservatorships of Freddie Mac and Fannie Mae:

•
Maintain, in a safe and sound manner, foreclosure prevention activities and credit availability for new and refinanced loans to foster liquid, efficient, competitive, and resilient national housing finance markets.

•	Reduce taxpayer risk through increasing the role of private capital in the mortgage market.

•	Build a new single-family securitization infrastructure for use by Freddie Mac and Fannie Mae and adaptable for use by other participants in the secondary market in the future.
We continue to align our resources and internal business plans to meet the goals and objectives provided by FHFA.
For information about the 2015 Conservatorship Scorecard, and our performance with respect to it, see “Executive Compensation - Compensation Discussion and Analysis.” For information about the 2016 Conservatorship Scorecard, see our current report on Form 8-K filed on December 18, 2015.
For more information on the conservatorship and related matters, see "Regulation and Supervision," “Risk Factors - Conservatorship and Related Matters,” Note 2, Note 10, and “Directors, Corporate Governance, and Executive Officers - Authority of the Board and Board Committees.”

Freddie Mac 2015 Form 10-K	162

Management's Discussion and Analysis	Regulation and Supervision

REGULATION AND SUPERVISION
In addition to our oversight by FHFA as our Conservator, we are subject to regulation and oversight by FHFA under our charter and the GSE Act and to certain regulation by other government agencies. Furthermore, regulatory activities by other government agencies can affect us indirectly, even if we are not directly subject to such agencies’ regulation or oversight. For example, regulations that modify requirements applicable to the purchase or servicing of mortgages can affect us.
FEDERAL HOUSING FINANCE AGENCY

FHFA is an independent agency of the federal government responsible for oversight of the operations of Freddie Mac, Fannie Mae, and the FHLBs.
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
Certain aspects of conservatorship and receivership operations of Freddie Mac, Fannie Mae and the FHLBs are addressed in an FHFA rule. Among other provisions, the rule indicates that FHFA generally will not permit payment of securities litigation claims during conservatorship and that claims by current or former shareholders arising as a result of their status as shareholders would receive the lowest priority of claim in receivership. In addition, the rule indicates that administrative expenses of the conservatorship will also be deemed to be administrative expenses of receivership and that capital distributions may not be made during conservatorship, except as specified in the rule.
Capital Standards

FHFA suspended capital classification of us during conservatorship in light of the Purchase Agreement. The existing statutory and FHFA-directed regulatory capital requirements are not binding during the conservatorship. These capital standards are described in Note 16. Under the GSE Act, FHFA has the authority to increase our minimum capital levels temporarily or to establish additional capital and reserve requirements for particular purposes.
Pursuant to an FHFA rule, FHFA-regulated entities are required to conduct annual stress tests to determine whether such companies have sufficient capital to absorb losses as a result of adverse

Freddie Mac 2015 Form 10-K	163

Management's Discussion and Analysis	Regulation and Supervision

economic conditions. Under the rule, Freddie Mac is required to conduct annual stress tests using scenarios specified by FHFA that reflect a minimum of three sets of economic and financial conditions and publicly disclose the results of the stress test under the “severely adverse” scenario. In April 2015, we disclosed the results of our most recent "severely adverse" scenario stress test which projected an improvement in the amount of available funding remaining under the Purchase Agreement compared to the test results disclosed in April 2014.
For additional information, see “Liquidity And Capital Resources - Capital Resources.”
New Products

The GSE Act requires Freddie Mac and Fannie Mae to obtain the approval of FHFA before initially offering any product, subject to certain exceptions. The GSE Act also requires us to provide FHFA with written notice of any new activity that we consider not to be a product. While FHFA published an interim final rule on prior approval of new products, it stated that permitting us to engage in new products is inconsistent with the goals of conservatorship and instructed us not to submit such requests under the interim final rule.
Affordable Housing Goals

We are subject to annual affordable housing goals. We view the purchase of loans that are eligible to count toward our affordable housing goals to be a principal part of our mission and business, and we are committed to facilitating the financing of affordable housing for very low-, low-, and moderate-income families. In light of these goals, we may make adjustments to our strategies for purchasing loans, which could potentially increase our credit losses. These strategies could include entering into purchase and securitization transactions with lower expected economic returns than our typical transactions. In February 2010, FHFA stated that it does not intend for us to undertake uneconomic or high risk activities in support of the housing goals nor does it intend for the state of conservatorship to be a justification for withdrawing our support from these market segments.
If the Director of FHFA finds that we failed (or there is a substantial probability that we will fail) to meet a housing goal and that achievement of the housing goal was or is feasible, the Director may require the submission of a housing plan that describes the actions we will take to achieve the unmet goal. FHFA has the authority to take actions against us if we fail to submit a required housing plan, submit an unacceptable plan, fail to comply with a plan approved by FHFA, or fail to submit certain mortgage purchase data, information or reports as required by law. See “Risk Factors - Legal And Regulatory Risks - We may make certain changes to our business in an attempt to meet our housing goals and subgoals, which may cause us to forgo other more profitable opportunities.”
Current FHFA housing goals applicable to our purchases consist of four goals and one subgoal for single-family owner-occupied housing, one multifamily affordable housing goal, and two multifamily affordable housing subgoals. Single-family goals are expressed as a percentage of the total number of eligible loans underlying our total single-family loan purchases, while the multifamily goals are expressed in terms of minimum numbers of units financed.
Three of the single-family housing goals and the subgoal target purchase money loans for low-income families, very low-income families, and/or families that reside in low-income areas. The single-family housing goals also include one goal that targets refinancing loans for low-income families. The multifamily

Freddie Mac 2015 Form 10-K	164

Management's Discussion and Analysis	Regulation and Supervision

affordable housing goal targets multifamily rental housing affordable to low-income families. The multifamily affordable housing subgoals target multifamily rental housing affordable to very low-income families and small (5- to 50-unit) multifamily properties affordable to low-income families.
The single-family goals are measured by comparing our performance with the actual share of the market that meets the criteria for each goal and a benchmark level established by FHFA. If our performance on a single-family goal falls short of the benchmark, we still could achieve the goal if our performance meets or exceeds the actual share of the market that meets the criteria for the goal for that year.
In August 2015, FHFA issued the final rule establishing affordable housing goals for Freddie Mac and Fannie Mae for 2015 through 2017. The rule applies retroactively to the beginning of 2015. Under FHFA’s final rule:

•	The benchmark levels for three of our single-family goals increased;

•	Both of our multifamily goals increased; and

•	FHFA established a new subgoal related to small (5- to 50-unit) multifamily properties affordable to low-income families.
Our goals for 2015, 2016, and 2017 are set forth below.

	2015	2016	2017
Single-family purchase money goals (benchmark levels):
Low-income	24%	24%	24%
Very low-income	6%	6%	6%
Low-income areas	19%	TBD	TBD
Low-income areas subgoal	14%	14%	14%
Single-family refinance low-income goal (benchmark level)	21%	21%	21%
Multifamily low-income goal (in units)	300,000	300,000	300,000
Multifamily very low-income subgoal (in units)	60,000	60,000	60,000
Multifamily small property low-income subgoal (in units)	6,000	8,000	10,000
We expect to report our performance with respect to the 2015 affordable housing goals in March 2016. At this time, based on preliminary information, we believe we met three of our single-family goals and our three multifamily goals for 2015, but believe we failed to meet the FHFA benchmark level for the other single-family goals. FHFA will not be able to make a final determination on our performance until market data is released in October 2016.
Affordable Housing Allocations

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and allocate or transfer such amount to certain housing funds. FHFA suspended the requirement to set aside or allocate funds when we were placed into conservatorship. However, in December 2014, FHFA terminated the suspension and directed us to begin setting aside amounts, in accordance with the following terms and conditions:

•	The amount we will set aside each fiscal year, commencing with fiscal year 2015, will be based on our total new business purchases during such fiscal year; and

•	Within 60 days after the end of each fiscal year commencing with fiscal year 2015, we will transfer the

Freddie Mac 2015 Form 10-K	165

Management's Discussion and Analysis	Regulation and Supervision

amount set aside. However, if we have made a draw under the Purchase Agreement during that fiscal year or if such transfer will cause us to have to make a draw, then we will not make a transfer and the amount set aside for that fiscal year will be reversed.
We are prohibited from passing through the costs of these allocations to the originators of the loans that we purchase. During 2015, we completed $393.8 billion of new business purchases subject to these allocations and accrued $165 million of related expense. In accordance with the GSE Act and as directed by FHFA, we expect to pay this total amount in February 2016 through the following payments: $80.6 million to the Housing Trust Fund administered by HUD; $43.4 million to the Capital Magnet Fund administered by Treasury; and $41.3 million to the HOPE Reserve Account administered by Treasury.
Portfolio Activities

The GSE Act provides FHFA with power to regulate the size and content of our mortgage-related investments portfolio. The GSE Act requires FHFA to establish, by regulation, criteria governing portfolio holdings to ensure the holdings are backed by sufficient capital and consistent with our mission and safe and sound operations. FHFA adopted the portfolio holdings criteria established in the Purchase Agreement, as it may be amended from time to time, for so long as we remain subject to the Purchase Agreement. See "Conservatorship And Related Matters - Limitations On Our Mortgage-Related Investments Portfolio And Indebtedness" for more information.
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
DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

HUD has regulatory authority over Freddie Mac with respect to fair lending. Our loan purchase activities are subject to federal anti-discrimination laws. In addition, the GSE Act prohibits discriminatory practices in our loan purchase activities, requires us to submit data to HUD to assist in its fair lending investigations of primary market lenders with which we do business, and requires us to undertake remedial actions against such lenders found to have engaged in discriminatory lending practices. In addition, HUD periodically reviews and comments on our underwriting and appraisal guidelines for consistency with the Fair Housing Act and the anti-discrimination provisions of the GSE Act.
DEPARTMENT OF THE TREASURY

Treasury has significant rights and powers as a result of the Purchase Agreement. In addition, under our Charter, the Secretary of the Treasury has approval authority over our issuances of notes, debentures and substantially identical types of unsecured debt obligations (including the interest rates and maturities of these securities), as well as new types of mortgage-related securities issued subsequent to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The Secretary of the Treasury has performed this debt securities approval function by coordinating GSE debt offerings with Treasury funding activities. In addition, our Charter authorizes Treasury to purchase Freddie Mac debt

Freddie Mac 2015 Form 10-K	166

Management's Discussion and Analysis	Regulation and Supervision

obligations not exceeding $2.25 billion in aggregate principal amount at any time.
CONSUMER FINANCIAL PROTECTION BUREAU

The CFPB regulates consumer financial products and services. The CFPB adopted a number of final rules relating to loan origination, finance, and servicing practices that generally went into effect in January 2014. The rules include an ability-to-repay rule, which requires loan originators to make a reasonable and good faith determination that a borrower has a reasonable ability to repay the loan according to its terms. This rule provides certain protection from liability for originators making loans that satisfy the definition of a qualified loan. The ability-to-repay rule applies to most loans acquired by Freddie Mac, and for loans covered by the rule, FHFA has directed us to limit our single-family acquisitions to loans that generally would constitute qualified loans under applicable CFPB regulations. The directive generally restricts us from acquiring loans that are not fully amortizing, have a term greater than 30 years, or have points and fees in excess of 3% of the total loan amount.
SECURITIES AND EXCHANGE COMMISSION

We are subject to the reporting requirements applicable to registrants under the Exchange Act, including the requirement to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Although our common stock is required to be registered under the Exchange Act, we continue to be exempt from certain federal securities law requirements, including the following:

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
LEGISLATIVE AND REGULATORY DEVELOPMENTS

Legislation Related to Freddie Mac and its Future Status

Our future structure and role will be determined by the Administration and Congress, and it is possible, and perhaps likely, that there will be significant changes beyond the near-term.
Congress held hearings and considered legislation on the future state of Freddie Mac, Fannie Mae, and the housing finance system during 2015. A number of bills were introduced in Congress in 2015 relating to the future status of Freddie Mac, Fannie Mae, and the secondary mortgage market. Several of the bills considered by Congress would have placed us into receivership and materially affected our business prior to our eventual liquidation. It is likely that additional bills related to Freddie Mac, Fannie Mae, and the future of the mortgage finance system will be introduced in and considered by Congress. We cannot predict whether any of such bills will be enacted.
The Equity in Government Compensation Act of 2015 was enacted in November 2015. On December 1, 2015, pursuant to the Act, FHFA directed us to suspend the current compensation package for our CEO

Freddie Mac 2015 Form 10-K	167

Management's Discussion and Analysis	Regulation and Supervision

effective as of November 25, 2015, and replace it with the CEO compensation package that was in place on January 1, 2015. For more information, see “Executive Compensation - Compensation Discussion and Analysis.”
On December 18, 2015, the President signed into law the Consolidated Appropriations Act, 2016 which includes a provision that prohibits the sale, transfer, liquidation, relinquishment, or divestiture by Treasury of the government’s stake in Freddie Mac and Fannie Mae until 2018 without future legislation. The Act also terminates the MHA Program as of December 31, 2016.
2014 Affordable Housing Goals and Housing Plan

In December 2015, FHFA determined that we achieved three of our five single-family affordable housing goals and both of our multifamily goals for 2014. In 2014, we purchased approximately 108,900 and 25,200 loans that contributed to our single-family low-income and very low-income purchase money goals. However, we missed these goals by approximately 9,600 loans and 4,400 loans, respectively. Because we failed to meet these two goals for 2014, FHFA required us to submit a housing plan that indicates how we plan to meet the missed goals in 2016 and 2017. We submitted our housing plan in February 2016. Our performance compared to our goals, as determined by FHFA for 2014 and 2013, is set forth below.

	Goals for 2014	Market Level for 2014	Results for 2014	Goals for 2013	Market Level for 2013	Results for 2013
Single-family purchase money goals (benchmark levels):
Low-income	23%	22.8%	21.0%	23%	24.0%	21.8%
Very low-income	7%	5.7%	4.9%	7%	6.3%	5.5%
Low-income areas	18%	22.1%	20.1%	21%	22.1%	20.0%
Low-income areas subgoal	11%	15.0%	13.6%	11%	14.2%	12.3%
Single-family refinance low-income goal (benchmark level)	20%	25.0%	26.4%	20%	24.3%	24.1%
Multifamily low-income goal (in units)	200,000	N/A	273,434	215,000	N/A	254,628
Multifamily very low-income subgoal (in units)	40,000	N/A	48,689	50,000	N/A	56,752
Proposed Rule on Duty to Serve Underserved Markets

The GSE Act establishes a duty for Freddie Mac and Fannie Mae to serve three underserved markets (manufactured housing, affordable housing preservation and rural areas) by developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low- and moderate-income families in those markets.
In December 2015, FHFA published a proposed rule regarding the duty of Freddie Mac and Fannie Mae to serve these underserved markets. Under the proposed rule, Freddie Mac and Fannie Mae would each be required to submit to FHFA an underserved markets plan covering a three-year period that describes the activities and objectives it will undertake to meet its duty to serve. The proposed rule would provide duty to serve credit for eligible activities that facilitate a secondary market for mortgages on residential properties in the specified underserved markets. It would also establish a method for evaluating and

Freddie Mac 2015 Form 10-K	168

Management's Discussion and Analysis	Regulation and Supervision

rating Freddie Mac’s and Fannie Mae’s performance each year, on which FHFA would report annually to Congress.
We cannot predict the content of any final rule that FHFA may adopt, or the impact that such final rule will have on our business or operations. If the December 2015 rule proposal is adopted, it is possible that it could have an adverse effect on our profitability.
Final Rule on Margin and Capital Requirements for Covered Swap Entities

In October 2015, FHFA and several other agencies jointly issued a final rule governing margin and capital requirements for covered swap entities pursuant to authority under the Dodd-Frank Act. The final rule imposes initial and variation margin requirements for swaps that are not cleared through central clearinghouses, including: obligations to post and collect initial and variation margin; eligibility, valuation and segregation of collateral; margin model methodologies; documentation; and other requirements. While an increasing number of our interest rate swap transactions are cleared, we continue to execute uncleared swap transactions, which will be affected by these rules.
Final Rule on Risk Retention

In October 2014, six agencies, including FHFA, issued a rule that generally requires a securitizer of asset-backed securities to retain no less than five percent of the credit risk of the assets underlying such securities. The risk retention requirements became applicable to new single-family loan securitizations issued beginning in December 2015 and will apply to new multifamily securitizations issued beginning in December 2016. A provision in the rule indicates that our fully guaranteed securitizations generally satisfy the risk retention requirements for so long as we are in conservatorship or receivership and receiving federal financial support. However, this provision does not apply to our securitization structures that are not fully guaranteed. In December 2015, FHFA indicated that it will exercise its authority under the rule to direct Freddie Mac to sell or otherwise hedge credit risk in certain securitizations that are not fully guaranteed that we would otherwise be required to retain under the rule.
Industry Letter on Integrated Mortgage Disclosure Rule

On October 6, 2015, at the direction of FHFA, we issued an industry letter concerning the CFPB’s Know Before You Owe Truth-in-Lending Act - Real Estate Settlement Procedures Act Integrated Mortgage Disclosure Rule (the “TRID rule”), which went into effect on October 3, 2015. In the letter, we noted, among other items, that:

•
We expect seller/servicers to make good faith efforts to comply with the TRID rule, and failure to use a TRID Rule-required form will be deemed a violation of the good faith efforts standard and will render the mortgage subject to all contractual remedies, including repurchase;

•	We will not conduct routine post-purchase loan file reviews for technical compliance with the TRID rule, until further notice; and

•	After a transitional period, we will consider whether to begin such reviews for technical compliance.

Freddie Mac 2015 Form 10-K	169

Management's Discussion and Analysis	Contractual Obligations

CONTRACTUAL OBLIGATIONS
Our contractual obligations affect our short- and long-term liquidity and capital resource needs. The table below provides aggregated information about the listed categories of our contractual obligations as of December 31, 2015. The table includes information about undiscounted future cash payments due under these contractual obligations, aggregated by type of contractual obligation, including the contractual maturity profile of our debt securities (other than debt securities of consolidated trusts held by third parties). The timing of actual future payments may differ from those presented due to a number of factors, including discretionary debt repurchases.
The amounts of future interest payments on debt securities outstanding at December 31, 2015 are based on the contractual terms of our debt securities at that date. These amounts were determined using certain assumptions, including that variable-rate debt continues to accrue interest at the contractual rates in effect at December 31, 2015 until maturity and callable debt continues to accrue interest until its contractual maturity. The amounts of future interest payments on debt securities do not reflect certain factors that will change the amounts of interest payments on our debt securities after December 31, 2015, such as changes in interest rates, the call or retirement of any debt securities, and the issuance of new debt securities. Accordingly, the amounts presented in the table do not represent a forecast of our future cash interest payments or interest expense.
Our contractual obligations include purchase obligations that are enforceable and legally binding, and exclude contracts that we may cancel without penalty. We include our purchase obligations through the termination date specified in the respective agreement, even if the contract is renewable.
The table excludes certain obligations that could significantly affect our short- and long-term liquidity and capital resource needs. These items, which are listed below, have generally been excluded because the amount and timing of the related future cash payments are uncertain:

•
Future payments of principal and interest related to debt securities of consolidated trusts held by third parties because the amount and timing of such payments are generally contingent upon the occurrence of future events and are therefore uncertain. These payments generally include payments of principal and interest we make to the holders of our guaranteed mortgage-related securities in the event a loan underlying a security becomes delinquent. We remove loans from pools underlying our PCs in certain circumstances, including when loans are 120 days or more delinquent, and retire the associated PC debt;

•	Future cash payments associated with the liquidation preference of the senior preferred stock, the quarterly commitment fee (which has been suspended), and the dividends on the senior preferred stock;

•	Future cash settlements on derivative agreements not yet accrued, because the amount and timing of such payments are dependent upon items such as changes in interest rates;

•
Future dividends on outstanding preferred stock (other than the senior preferred stock), because dividends on these securities are non-cumulative and because we are currently prohibited from paying dividends on these securities;

•
Future cash payments related to the 4.2 basis points of each dollar of total new business purchases that we are required by the GSE Act to allocate or transfer to certain housing funds, because the amount and timing of such allocations or transfers is dependent on the volume of our new business purchases; and

Freddie Mac 2015 Form 10-K	170

Management's Discussion and Analysis	Contractual Obligations

•	The guarantee arrangements pertaining to multifamily housing revenue bonds, where we provided commitments to advance funds.
The table below presents our contractual obligations, by year, at December 31, 2015.

(in millions)	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt(1)	$304,388	$58,765	$91,543	$48,189	$31,352	$26,697	$47,842
Short-term debt(1)	113,633	113,633	—	—	—	—	—
Interest payable(2)	32,646	11,042	4,271	3,024	2,404	2,019	9,886
Other liabilities reflected on our consolidated balance sheet:
Other contractual liabilities(3)(4)	2,464	1,751	8	7	6	7	685
Purchase obligations:
Purchase commitments(5)	25,692	25,692	—	—	—	—	—
Other purchase obligations(6)	1,371	194	149	137	128	104	659
Lease obligations	35	11	8	6	5	3	2
Total specified contractual obligations	$480,229	$211,088	$95,979	$51,363	$33,895	$28,830	$59,074

(1)	Represents par value. Callable debt is included in this table at its contractual maturity. For additional information about our debt, see Note 7.

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

(5)
Purchase commitments represent our obligations to purchase loans and mortgage-related securities from third parties, most of which are accounted for as derivatives in accordance with the accounting guidance for derivatives and hedging.

(6)	Primarily includes unconditional purchase obligations that are legally binding and that are subject to a cancellation penalty.

Freddie Mac 2015 Form 10-K	171

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

OFF-BALANCE SHEET ARRANGEMENTS
We enter into certain business arrangements that are not recorded on our consolidated balance sheets or that may be recorded in amounts that differ from the full contract or notional amount of the transaction and that may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets. See Note 2 and Note 3 for more information on our off-balance sheet securitization activities and other guarantees.
SECURITIZATION ACTIVITIES AND OTHER GUARANTEES
We have certain off-balance sheet arrangements related to our securitization activities involving guaranteed loans and mortgage-related securities, though most of our securitization activities are on-balance sheet. Our off-balance sheet arrangements related to these securitization activities primarily consist of K Certificates. We also have off-balance sheet arrangements related to certain other securitization products and other mortgage-related guarantees.
Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $127.3 billion and $113.7 billion at December 31, 2015 and 2014, respectively.
As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” which were $8.9 billion and $9.6 billion at December 31, 2015 and 2014, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. At both December 31, 2015 and 2014, there were no liquidity guarantee advances outstanding.
In addition, as part of the HFA initiative, we, together with Fannie Mae, provided liquidity guarantees for certain variable-rate multifamily housing revenue bonds, under which Freddie Mac generally was obligated to purchase 50% of any tendered bonds that could not be remarketed within five business days. At December 31, 2014, there were no bonds purchased under the liquidity guarantees. As of July 2015, all of the HFAs had exited the HFA initiative and the liquidity guarantees expired.
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
As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments

Freddie Mac 2015 Form 10-K	172

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

for loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. For more information, see “Risk Management - Credit Risk - Institutional Credit Risk - Derivative Counterparties” and Note 9. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily loans. These non-derivative commitments totaled $258.4 billion and $271.2 billion in notional value at December 31, 2015 and 2014, respectively.
In connection with the execution of the Purchase Agreement, we, through FHFA, in its capacity as Conservator, issued a warrant to Treasury to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. See Note 10 for further information.

Freddie Mac 2015 Form 10-K	173

Management's Discussion and Analysis	Critical Accounting Policies and Estimates

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
Our critical accounting policies and estimates relate to the single-family allowance for loan losses and fair value measurements.
In the first quarter of 2015, we adopted regulatory guidance issued by FHFA that establishes guidelines for adverse classification and identification of specified single-family and multifamily assets and off-balance sheet credit exposures, including guidelines for recognizing charge-offs on certain single-family loans. Consequently, as of January 1, 2015, we changed when we deem a loan to be uncollectible, and we began to charge-off the amount of recorded investment in excess of the fair value of the underlying collateral for loans that have been deemed uncollectible prior to foreclosure. For additional information about our critical accounting policies and estimates and other significant accounting policies, as well as recently issued accounting guidance, see Note 1.
SINGLE-FAMILY ALLOWANCE FOR LOAN LOSSES
The single-family allowance for loan losses represents an estimate of probable incurred credit losses. The single-family allowance for loan losses pertains to all single-family loans classified as held-for-investment on our consolidated balance sheets.
Determining the appropriateness of the single-family allowance for loan losses is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require us to make judgments about matters that are difficult to predict, the most significant of which are the probability of default and loss severity. We regularly evaluate the underlying estimates and models we use when determining the single-family allowance for loan losses and update our assumptions to reflect our historical experience and current view of economic factors. See “Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.”
We believe the level of our single-family allowance for loan losses is appropriate based on internal reviews of the factors and methodologies used. No single statistic or measurement determines the appropriateness of the allowance for loan losses. Changes in one or more of the estimates or assumptions used to calculate the single-family allowance for loan losses could have a material impact on the loan loss reserves and provision for credit losses.
Most single-family loans are aggregated into pools based on similar risk characteristics and measured

Freddie Mac 2015 Form 10-K	174

Management's Discussion and Analysis	Critical Accounting Policies and Estimates

collectively using a statistically based model that evaluates a variety of factors affecting collectability, including but not limited to current LTV ratios, loan product type, delinquency/default status and history, and geographic location. Inputs used by the model are regularly updated for changes in the underlying data, assumptions, and market conditions. We consider the output of this model together with other information such as our expectations with respect to the following:

•	Future levels of loan modifications;

•	Future loan repurchases by seller/servicers;

•	The adequacy of third-party credit enhancements;

•	The effects of changes in government policies and programs;

•	The effects of macroeconomic variables such as rates of unemployment; and

•	The effects of home price changes on borrower behavior.
The inability to realize the benefits of our loss mitigation activities, a lower realized rate of seller/servicer repurchases, declines in home prices, deterioration in the financial condition of our mortgage insurers, or increases in delinquency rates would cause our losses to be significantly higher than those currently estimated.
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
FAIR VALUE MEASUREMENTS
We use fair value measurements for the initial recording of certain assets and liabilities and periodic remeasurement of certain assets and liabilities on a recurring or non-recurring basis. Assets and liabilities within our consolidated financial statements measured at fair value include:

•	Mortgage-related and non-mortgage related securities;

•	Certain loans held-for-sale;

•	Derivative instruments;

•	Certain debt securities of consolidated trusts held by third parties and certain other debt; and

•	Certain REO assets.
The accounting guidance for fair value measurements establishes a framework for measuring fair value, and also establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the assumptions a market participant would use at the measurement date. Fair value measurements under this hierarchy are distinguished among quoted market prices, observable inputs, and unobservable inputs. The measurement of fair value requires management to make judgments and assumptions. The process for determining fair value using unobservable inputs is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. These judgments and assumptions may have a significant effect on our measurements of fair value, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our consolidated statements of comprehensive income and consolidated balance sheets. See Note 14 for additional information regarding fair value hierarchy and measurements.

Freddie Mac 2015 Form 10-K	175

Risk Factors	Conservatorship and Related Matters

RISK FACTORS
The following section discusses material risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.
CONSERVATORSHIP AND RELATED MATTERS
Freddie Mac’s future is uncertain.
It is possible and perhaps likely that future legislative or regulatory action will materially affect our role, business model, structure, and results of operations. Some or all of our functions could be transferred to other institutions, and we could cease to exist as a stockholder-owned company, or at all. If any of these events occur, our shares could further diminish in value, or cease to have any value. Our stockholders may not receive any compensation for such loss in value.
Several bills were introduced in Congress in 2014 and 2015 concerning the future status of Freddie Mac, Fannie Mae, and the mortgage finance system, including bills which provided for the wind down of Freddie Mac and Fannie Mae or modification of the terms of the Purchase Agreement. The Administration has recommended reducing the role of Freddie Mac and Fannie Mae and ultimately winding down both companies.
The conservatorship is indefinite in duration. The timing, likelihood, and circumstances under which we might emerge from conservatorship are uncertain. Treasury would be required to consent to the termination of the conservatorship, other than in connection with receivership, and there can be no assurance it would do so. Even if the conservatorship is terminated, we would remain subject to the Purchase Agreement and the terms of the senior preferred stock. It is possible that the conservatorship could end with our being placed into receivership.
Because Treasury holds a warrant to acquire almost 80% of our common stock for nominal consideration, we could effectively remain under the control of the U.S. government even if the conservatorship is ended and the voting rights of common stockholders are restored. If Treasury exercises the warrant, the ownership interest in the company of our existing common stockholders will be substantially diluted.
In the past several years, a number of lawsuits were filed against the U.S. government, Freddie Mac and Fannie Mae challenging certain government actions related to the conservatorship and the Purchase Agreement. This may add to the uncertainty surrounding our future.
For more information, see “MD&A - Regulation and Supervision - Legislative and Regulatory Developments,” “Legal Proceedings,” and Note 15.
We cannot retain capital from the earnings generated by our business operations (other than a limited amount that will decrease to zero in 2018), which increases the likelihood that we may request additional draws under the Purchase Agreement in future periods.
We cannot retain capital from the earnings generated by our business operations, as a result of the net worth sweep dividend. This increases the likelihood that we will require draws in future periods, particularly as the required Capital Reserve Amount (which is $1.2 billion for 2016) declines over time. A variety of factors could influence whether we could require a draw, including the following:

Freddie Mac 2015 Form 10-K	176

Risk Factors	Conservatorship and Related Matters

•	Deterioration of economic conditions, including increased levels of unemployment and declines in home prices or family incomes;

•
Adverse changes in interest rates, yield curves, implied volatility or spreads, which could affect our financial assets and liabilities, including derivatives, and increase realized and unrealized losses recorded in earnings or AOCI;

•
The required reductions in the size of our mortgage-related investments portfolio, reductions of higher yielding assets, or other limitations on our investment activities that reduce our earnings capacity;

•	The success of any transactions or other steps we may take in an effort to mitigate the risk of needing additional draws from Treasury;

•	Restrictions on our single-family guarantee activities that could reduce our income from these activities;

•	Restrictions on the volume of multifamily business we may conduct or other limits on multifamily business activities that could reduce our income from these activities;

•	Adverse changes in our liquidity or funding costs, or limitations on our access to public debt markets;

•	A failure of one or more of our major counterparties to meet their obligations to us;

•	Changes in accounting policies, practices, or guidance;

•	The effects of our foreclosure prevention and loss mitigation efforts;

•
Changes in housing or economic conditions, legislation, including reductions in corporate tax rates, or other factors that affect our assessment of our ability to realize our net deferred tax asset, and cause us to establish a valuation allowance against our net deferred tax asset; or

•	Changes in business practices resulting from legislative and regulatory developments or direction from our Conservator.
Additional draws, which will increase the already substantial liquidation preference of our senior preferred stock and decrease the amount of Treasury's remaining commitment under the Purchase Agreement, may add to the uncertainty regarding our long-term financial sustainability.
FHFA controls our business activities. The terms of the Purchase Agreement and the senior preferred stock significantly limit our business activities. We may be required to take actions that reduce our profitability, are difficult to implement, or expose us to additional risk.
We are under the control of FHFA, as our Conservator, and are not managed to maximize stockholder returns. FHFA determines our strategic direction. We face a variety of different, and sometimes competing, business objectives and FHFA-mandated activities (e.g., the initiatives we are pursuing under the Conservatorship Scorecards). It may be difficult for us to devote sufficient resources and management attention to these multiple priorities. Some of the activities FHFA has required us to undertake are costly and difficult to implement, such as building the common securitization platform.
FHFA has required us to make changes to our business that have adversely affected our financial results. FHFA could require us to make additional changes at any time. For example, FHFA may require us to undertake activities that:

•	Reduce our profitability;

•	Expose us to additional credit, market, funding, operational, and other risks; or

•	Provide additional support for the mortgage market to serve our public mission, but adversely affect our financial results.

Freddie Mac 2015 Form 10-K	177

Risk Factors	Conservatorship and Related Matters

From time to time, FHFA and Treasury have prevented us from engaging in business activities or transactions that we believe would be profitable, and they may do so again in the future. For example, FHFA could limit the amount of securities we could sell or further limit the size of our mortgage-related investments portfolio.
The Purchase Agreement and the terms of the senior preferred stock also place significant restrictions on our ability to manage our business, including limiting:

•	The amount of indebtedness we may incur;

•	The size of our mortgage-related investments portfolio; and

•	Our ability to pay dividends, transfer certain assets, raise capital, and pay down the liquidation preference of the senior preferred stock.
The Purchase Agreement prohibits us from taking a variety of actions without Treasury's consent. Treasury has the right to withhold its consent for any reason. The warrant held by Treasury, the restrictions on our business under the Purchase Agreement, and the senior status and net worth dividend provisions of the senior preferred stock could adversely affect our ability to attract capital from the private sector in the future, should we be in a position to do so.
 If FHFA places us into receivership, our assets would be liquidated. The liquidation proceeds may not be sufficient to pay claims outstanding against Freddie Mac, repay the liquidation preference of our preferred stock, or make any distribution to our common stockholders.
We can be put into receivership at the discretion of the Director of FHFA at any time for a number of reasons set forth in the GSE Act. In addition, FHFA could be required to place us into receivership if Treasury is unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth. Treasury might not be able to provide the requested funding if, for example, the U.S. government were not fully operational because Congress had failed to approve funding or the government had reached its borrowing limit. For more information, see "MD&A - Regulation and Supervision - Federal Housing Finance Agency - Receivership."
Being placed into receivership would terminate the conservatorship. The purpose of receivership is to liquidate our assets and resolve claims against us. The appointment of FHFA as our receiver would terminate all rights and claims that our stockholders and creditors may have against our assets or under our Charter arising as a result of their status as stockholders or creditors, other than the potential ability to be paid upon our liquidation. Bills considered by Congress in 2014 and 2015 provided for Freddie Mac to eventually be placed into receivership.
If our assets were liquidated, the liquidation proceeds may not be sufficient to pay the secured and unsecured claims against us, repay the liquidation preference of any series of our preferred stock, or make any distribution to our common stockholders. If we are placed into receivership and do not or cannot fulfill our guarantee to the holders of our mortgage-related securities, such holders could become unsecured creditors with respect to claims made under our guarantee.
Proceeds would be available to repay the liquidation preference of other series of preferred stock only after paying the secured and unsecured claims of the company, the administrative expenses of the receiver and the liquidation preference of the senior preferred stock. Finally, only after the liquidation preference of all series of preferred stock is repaid would any proceeds be available for distribution to the holders of our common stock.

Freddie Mac 2015 Form 10-K	178

Risk Factors	Credit Risks

CREDIT RISKS
We are subject to mortgage credit risks, including mortgage credit risk relating to off-balance sheet arrangements; credit costs related to these risks could adversely affect our financial results.
Mortgage credit risk is the risk that a borrower will fail to make timely payments on a loan we own or guarantee. This exposes us to the risk of credit losses and credit-related expenses, which could adversely affect our financial results. We are primarily exposed to mortgage credit risk with respect to the single-family and multifamily loans and securities that we own or guarantee. We are also exposed to mortgage credit risk with respect to securities and guarantee arrangements that are not reflected as assets on our consolidated balance sheets. These relate primarily to K Certificates. We also have off-balance sheet arrangements related to certain other securitization products and other mortgage-related guarantees.
We continue to have a significant number of loans in our single-family credit guarantee portfolio with certain characteristics, such as Alt-A loans, interest-only loans, option ARM loans, loans with original LTV ratios greater than 90%, and loans to borrowers with credit scores less than 620 at the time of origination, that expose us to greater credit risk than other types of loans. See “MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk - Monitoring Loan Performance and Characteristics for the Single-family Credit Guarantee Portfolio and Individual Sellers and Servicers."
Our efforts to increase access to single-family mortgage credit, including our expanded affordable housing program, may expose us to increased mortgage credit risk.
Our new credit risk transfer transactions may not be available to us in adverse economic conditions or may provide us with less protection than we expect. These transactions may also adversely affect our profitability.
We are increasingly using new credit risk transfer transactions to mitigate some of our potential credit losses. Our ability to use certain types of credit risk transfer transactions (and the cost to us of doing so) could change rapidly, depending on market conditions. In particular, it is possible that there will not be sufficient investor demand for certain of our credit risk transfer transactions during a housing downturn. Some of our credit risk transfer transactions are very new, and it is uncertain if there will be adequate demand for them over the long term. It is also uncertain how these transactions will ultimately perform under adverse market conditions, and it is possible that, under such conditions, they will provide us with less protection than we expect. It is also possible that the costs we incur on our credit risk transfer transactions could adversely affect the profitability of the loans in our Core single-family book that are covered by these transactions. Some of the new transactions are complex, which may increase our exposure to operational risk. There could be a significant difference in time between when we recognize an expense in earnings and when we recognize the related recovery in earnings, and this lag could adversely affect our financial results in the earlier period. For more information regarding these transactions, see Note 4.
We face significant risks related to our delegated underwriting process for single-family loans, including risks related to data accuracy and mortgage fraud. Recent changes to the process could increase our risks.
We delegate underwriting for the single-family loans we purchase or securitize to our sellers. Our

Freddie Mac 2015 Form 10-K	179

Risk Factors	Credit Risks

contracts with sellers describe mortgage eligibility and underwriting standards, and the sellers represent and warrant to us that the loans they deliver to us meet these standards. We do not independently verify most of the information provided to us before we purchase or securitize a loan. This exposes us to the risk that one or more of the parties involved in a transaction (such as the borrower, seller, broker, appraiser, title agent, loan officer, or lender) misrepresented the facts about the underlying property, borrower, or loan, or engaged in fraud.
We review a sample of these loans after we purchase them to determine if they are in compliance with our contractual standards. However, our review may not detect any misrepresentations by the parties involved in the transaction, deter loan fraud, or reduce our exposure to these risks.
In recent years, at the direction of FHFA, we significantly revised our representation and warranty framework (including changes to remedies for certain defects) to relieve sellers of certain repurchase obligations in specific cases. As a result, we may face greater exposure to credit and other losses because our ability to seek recovery or repurchase from the seller under this revised framework is more limited. Under the revised framework, it is critical that we identify breaches of representations and warranties early in the life of the loan. We are enhancing our tools and processes designed to do this. This change in practice may present operational and systems challenges. Once fully implemented, there is a risk that the enhanced tools and processes will not enable us to identify all breaches in a timely manner. For more information, see “MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk - Maintaining policies and procedures for new business activity, including prudent underwriting standards.”
We are exposed to significant credit risk related to loans with lower credit quality that back the non-agency mortgage-related securities we hold in our mortgage-related investments portfolio.
Our investments in non-agency mortgage-related securities include securities that are backed by subprime, Alt-A, option ARM, and manufactured housing loans, and home equity lines of credit. The credit performance of these loans remains weak. Over time, we will likely add additional securities to the population of non-agency mortgage-related securities that we intend to sell. As we do so, we will be required to immediately recognize any unrealized losses on such securities in earnings. Our net worth has at times been adversely affected by declines in the fair value of these securities. We may experience additional fair value declines in the future due to a number of factors, such as increased default rates, and loss severities on the loans underlying these securities. The quality of the servicing performed on the underlying loans can significantly affect the timing and amount of losses we recognize on these securities. We also have exposure to loss on these securities as a result of:

•	Our limited ability to influence servicing performance, including the volume and type of loan modifications;

•
The lack of transparency in the market for the non-agency mortgage-related securities we hold. Information disclosed by the trustees of the trusts that issued the securities is often insufficient for us to adequately analyze the servicers’ decisions and how these decisions affect the cash flows on the securities;

•
Concentration of loan servicing among several non-depository financial institutions. These servicers may not have the same financial strength, or operational capacity, or be subject to the same level of regulatory oversight, as depository servicers; and

•	Inadequate protection from credit enhancements on these securities.

Freddie Mac 2015 Form 10-K	180

Risk Factors	Credit Risks

For more information regarding these risks, see “MD&A - Risk Management - Credit Risk - Mortgage-Related Securities Credit Risk,” "Single-Family Mortgage Credit Risk," and "Institutional Credit Risk - Other Counterparties - Mortgage related-security issuers and servicers."
Declines in U.S. home prices or other adverse changes in the U.S. housing market could negatively impact our business and financial results.
Our financial results and business volumes can be negatively affected by declines in home prices and other adverse changes in the housing market. This could:

•	Increase our losses on dispositions of REO properties;

•	Cause us to incorrectly hedge prepayment risk;

•	Reduce our actual return on new single-family guarantee business, as actual default rates could be higher than we expected when we issued the guarantee;

•	Result in declines in net worth due to fair value declines on our investments in non-agency mortgage-related securities; or

•	Negatively affect loan pricing, which could cause us to change our disposition strategies for our single-family unsecuritized loans.
For more information regarding these risks, see “MD&A - Risk Management - Credit Risk - Mortgage-Related Securities Credit Risk.”
Our loan purchases and guarantee issuances are closely tied to the rate of growth in total outstanding U.S. residential mortgage loan debt, the size of the U.S. residential mortgage market, and the amount of new mortgage loan originations. Total residential mortgage loan debt increased approximately 0.7% in the first nine months of 2015 (the most recent data available) and less than 0.1% in 2014.
The proportion of our refinance loan purchases to total loan purchases could decrease if mortgage interest rates increase. This could increase our exposure to mortgage credit risk, as refinance loans (particularly those that do not involve a "cash-out") generally present less credit risk than purchase loans. Some of our seller/servicer counterparties are highly dependent on refinance loan volumes. A decrease in refinance loan volumes could adversely affect these counterparties, which could increase our exposure to institutional credit risk.
While the multifamily market has experienced strong rent growth and occupancy trends in the past several years, these trends are not likely to continue at their current pace. New supply of multifamily housing has been increasing in recent periods and could potentially outpace demand, which could result in excess supply and rising vacancy rates. Any softening of multifamily markets could cause delinquencies and credit losses relating to our multifamily activities to increase beyond our current expectations.
We are exposed to institutional credit risk with respect to our business counterparties. Our financial results may be adversely affected if one or more of our counterparties fail to meet their obligations to us.
We depend on our institutional counterparties to provide services that are critical to our business. We face the risk that one or more of our institutional counterparties may fail to meet their contractual obligations to us. Our important institutional counterparties include seller/servicers, mortgage and bond insurers, insurers and reinsurers in ACIS transactions, and counterparties to derivatives and short-term lending and

Freddie Mac 2015 Form 10-K	181

Risk Factors	Credit Risks

other funding transactions (i.e., cash and other investments transactions).
Many of our major counterparties provide several types of services to us. The concentration of our exposure to our counterparties remains high, and we continue to face challenges in reducing our risk concentrations with counterparties. Efforts we take to reduce exposure to financially weak counterparties could concentrate our exposure to other counterparties, and increase our costs and reduce our revenue. In recent years, challenging market conditions have, at times, adversely affected the liquidity and financial condition of our counterparties, and some of our major counterparties have failed. Similar events may occur in future periods. Many of our counterparties are subject to increasingly complex regulatory requirements and oversight, which place additional stress on their resources and may affect their ability or willingness to do business with us.
Credit risk related to loan seller/servicers
We are exposed to credit risks from the seller/servicers of our single-family loans, as described below.

•
A decline in servicing performance - A decline in a servicer’s performance, such as delayed foreclosures or missed opportunities for loan modifications, could significantly affect our ability to mitigate credit losses and could affect the overall credit performance of our single-family credit guarantee portfolio. The large volume of seriously delinquent loans and the complexity of the servicing function are significant factors contributing to the risk of a decline in performance by servicers. We could be adversely affected if our servicers lack appropriate controls, experience a failure in their controls, or experience a disruption in their ability to service loans, including as a result of legal or regulatory actions or ratings downgrades. We are also exposed to fraud by third parties in the loan servicing function, particularly with respect to sales of REO properties, short sales, and other dispositions of non-performing assets.

We could attempt to mitigate our exposure to a poorly performing servicer by terminating its right to service; however, we may not be able to find successor servicers who have the capacity to service the affected loans and who are also willing to assume the representations and warranties of the terminated servicer. Terminating a large servicer may not be feasible because of the operational and capacity challenges related to transfers of large servicing portfolios. If we replace a servicer, we would likely incur costs and potential increases in servicing fees.

•
A failure by seller/servicers to fulfill their obligations to repurchase loans or indemnify us as a result of breaches of representations and warranties - While we may have the contractual right to require a seller or servicer to repurchase loans from us, it may be difficult, expensive, and time-consuming to enforce such repurchase obligations. We could enter into settlements to resolve repurchase obligations; however, the amounts we receive under any such settlements may be less than the losses we ultimately incur on the underlying loans.

Under our revised representation and warranty framework, as directed by FHFA, we are required in some cases to utilize an alternative remedy, such as indemnification, in lieu of repurchase. The amount we recover under an alternative remedy may be less than the amount we could have recovered in a repurchase.

•
Increased exposure to non-depository and smaller financial institutions - Over the last several years, we have acquired a greater portion of our single-family business volume from non-depository and smaller financial institutions. In addition, a large and increasing volume of our single-family loans are

Freddie Mac 2015 Form 10-K	182

Risk Factors	Credit Risks

serviced by non-depository financial institutions. These non-depository and smaller financial institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as our large single-family loan seller and servicer counterparties (which are depository institutions). As a result, we face increased risk that these counterparties could fail to perform their obligations to us. In particular, non-depository servicers rapidly grew their servicing portfolios in the last several years. This appears to have resulted in operational strains that have subjected these servicers to regulatory scrutiny. This rapid growth could expose us to increased risks if any operational strain adversely affects these servicers’ servicing performance or their financial strength. In addition, if these servicers reduce their servicing portfolios, there may be a constraint in overall servicing capacity.
Our seller/servicers also have a significant role in servicing loans in our multifamily mortgage portfolio. We are exposed to the risk that multifamily seller/servicers could come under financial pressure, which could potentially cause a decline in their servicing performance.
For more information, see “MD&A - Risk Management - Credit Risk - Institutional Credit Risk - Sellers and Servicers.”
Credit risk related to counterparties to derivatives, short-term lending and other transactions
We have significant exposure to institutions in the financial services industry relating to derivatives, funding, short-term lending, securities and other transactions (e.g., cash and other investments transactions). These transactions are critical to our business, including our ability to:

•	Manage interest rate and other risks related to our investments in mortgage-related assets;

•	Fund our business operations; and

•	Service our customers.
We face the risk of operational failure of the clearing members, exchanges, clearinghouses, or other financial intermediaries we use to facilitate derivatives, short-term lending and other transactions. If a clearing member or clearinghouse were to fail, we could lose some or all of the collateral or margin posted with the clearing member or clearinghouse.
We are a clearing member of the clearinghouse through which we execute mortgage-related securities transactions; as a result, we could be subject to losses because we are required to participate in the coverage of losses incurred by other clearing members if they fail to meet their obligations to the clearinghouse.
If our counterparties to short-term lending transactions fail, we are exposed to losses to the extent the transaction is unsecured or the collateral posted to us is insufficient.
For more information, see “MD&A - Risk Management - Credit Risk - Institutional Credit Risk - Other Counterparties - Cash and Other Investments Counterparties” and “- Derivative Counterparties.”
Credit risk related to mortgage and bond insurers, and insurers and reinsurers in ACIS transactions
It is unlikely that we will receive full payment of our claims from several of the mortgage insurers of our single-family loans and bond insurers of certain of our non-agency mortgage-related securities, as these insurers are insolvent or are paying only a portion of our claims under our mortgage and bond insurance policies. For more information, see Note 13.

Freddie Mac 2015 Form 10-K	183

Risk Factors	Credit Risks

If a mortgage insurer fails to meet its obligations to reimburse us for claims, our credit losses could increase. In addition, if a regulator determines that a mortgage insurer lacks sufficient capital to pay all claims when due, the regulator could take action that might affect the timing and amount of claim payments made to us. We face similar risks with respect to the insurers and reinsurers in our ACIS credit risk transfer transactions.
We cannot differentiate pricing based on the strength of a mortgage insurer or revoke a mortgage insurer's status as an eligible insurer without FHFA approval. Further, we do not select the insurance provider on a specific loan, since the selection is made by the lender at the time the loan is originated. We continue to acquire new loans with mortgage insurance from the mortgage insurers that have credit ratings below investment grade.
If a bond insurer were to become insolvent, it is likely that we would not fully collect our claims from the insurer and that any such claims payments could be delayed significantly. This would affect our ability to recover certain unrealized losses on our investments in non-agency mortgage-related securities. We evaluate the expected recovery from bond insurance policies as part of our impairment analysis for our investments in securities. If a bond insurer is not expected to meet its obligations, we could recognize additional impairment of those securities.
For more information, see “MD&A - Risk Management - Credit Risk - Institutional Credit Risk - Mortgage and Bond Insurers.”
Our loss mitigation activities may be costly and may adversely affect our financial results.
Our loss mitigation strategies (including HAMP and HARP) may not be successful. The costs we incur related to loan modifications and other loss mitigation activities have been, and could continue to be, significant. For example, we bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, as well as all applicable servicer incentive fees for our mortgage modifications.
We could be required or elect to make changes to our loss mitigation activities that could make these activities more costly to us. For example, we could be required to use principal forgiveness to reduce payments for borrowers and to bear some or all of the costs of such reductions.
Loan modification initiatives, particularly any future focus on principal forgiveness on a widespread basis, could have the potential to change borrower behavior and loan underwriting. Principal reductions may create an incentive for borrowers who are current on their loans to become delinquent in order to receive a principal reduction. This incentive could significantly affect borrower attitudes toward homeownership, borrower commitment to making their loan payments, the values of residential mortgage assets, and the way in which we conduct business.
We have loans on trial period plans as required under certain loan modification programs. Some of these loans will fail to complete the trial period or fail to qualify for our other borrower assistance programs. For these loans, the trial period will have effectively delayed the foreclosure process and could increase our losses.
Many of our HAMP loans, which initially were set at a below-market interest rate, have provisions for the interest rates to increase gradually until they reach the market rate that was in effect at the time of the modification. The resulting increase in the borrowers' payments may increase the risk that these

Freddie Mac 2015 Form 10-K	184

Risk Factors	Credit Risks

borrowers will default.
The type of loss mitigation activities we pursue could affect prepayments on our PCs and REMICs, which could affect the value of these securities or the earnings from mortgage-related assets in our Investments segment mortgage investments portfolio. In addition, loss mitigation activities may adversely affect our ability to securitize, resecuritize and sell the loans subject to those activities (e.g., investors may not be willing to purchase PCs backed by modified single-family loans).
The effect of HARP and other refinance initiatives of the GSEs on prepayment expectations is difficult to estimate, and we could experience declines in the fair values of certain agency security investments and lower net interest yields over time on other mortgage-related investments. The difficulty in estimating the effect of prepayments could also adversely affect our ability to hedge our mortgage-related investments.
We have devoted significant resources to the MHA Program and other borrower assistance initiatives. The size and scope of these efforts may also limit our ability to pursue other business opportunities or corporate initiatives.
For more information on our loss mitigation activities, see “MD&A - Our Business Segments - Single-Family Guarantee - Loss Mitigation Activities” and “MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk - Engaging in Loss Mitigation Activities.”
We have been, and will continue to be, adversely affected by delays and deficiencies in the single-family foreclosure process.
The average length of time for foreclosure of a Freddie Mac loan has significantly increased since 2008, particularly in states that require a judicial foreclosure process, and may further increase. Delays in the foreclosure process could:

•	Cause our expenses to increase. For example, properties awaiting foreclosure could deteriorate until we acquire them, resulting in increased expenses to repair and maintain the properties;

•	Adversely affect the values of, and our losses on, the non-agency mortgage-related securities we hold; and

•	Adversely affect trends in home prices regionally or nationally, which could adversely affect our financial results.
It is possible that mortgage insurance claims could be reduced or denied if servicers do not follow proper procedures in addressing seriously delinquent borrowers, such as not completing foreclosures within required timelines.
We may experience further losses relating to our assets that could materially adversely affect our financial results, liquidity and net worth.
We may experience additional losses relating to our assets, including those that are currently AAA-rated, and the fair values of our assets may decline in the future. This could adversely affect our financial results, liquidity, and net worth. We may decide to pursue certain mortgage-related investments portfolio strategies that could result in the immediate recognition of losses, such as paying a premium to repurchase debt, increasing the amount of non-agency mortgage-related securities we intend to sell, or engaging in certain asset structuring activities that result in the write-off of premiums.

Freddie Mac 2015 Form 10-K	185

Risk Factors	Interest Rate and Other Market Risks

INTEREST RATE AND OTHER MARKET RISKS
Changes in interest rates could negatively affect the fair value of financial assets and liabilities, our results of operations and our net worth.
Our investment and credit guarantee activities in single family and multifamily mortgage assets expose us to interest rate and other market risks, including prepayment risk.
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
Changes in interest rates could adversely affect the cash flows and prepayment rate on assets that we own and related debt and derivatives. We incur costs in connection with our efforts to manage these risks. In addition, changes in interest-rates could adversely affect the prepayment rate on the loans that we guarantee.
Our financial results can be significantly affected by changes in interest rates and changes in yield curves, as certain of our assets and liabilities are recorded at fair value. Our interest rate risk management activities are designed to reduce our economic exposure to changes in interest rates to a low level as per our models. The accounting treatment for those assets and liabilities, including derivatives, however, creates volatility in our earnings when interest rates fluctuate as some assets and liabilities are measured at amortized cost and some are measured at fair value, while all derivatives are measured at fair value. This volatility generally is not indicative of the underlying economics of our business.
When interest rates decrease, borrowers are more likely to prepay their loans by refinancing them at a lower rate. An increased likelihood of prepayment on the loans underlying our mortgage-related securities may adversely affect the value of these securities.
When interest rates increase:

•	Our credit losses from loans with adjustable payment terms may increase as borrower payments increase at their reset dates, which increases the borrower’s risk of default;

•	Borrowers with higher risk adjustable-rate loans may have fewer opportunities to refinance into fixed-rate loans;

•
A borrower's payment on additional debt obligations (such as home equity lines of credit and second liens) that have adjustable payment terms may increase, which in turn increases the risk that the borrower may default on a loan we own or guarantee; and

•
Other-than-temporary impairments on our investments in non-agency mortgage-related securities could increase due to a reduction in the benefit expected from structural credit enhancements on these securities.

Changes in spreads could materially affect our results of operations and net worth.
Changes in market conditions, including changes in interest rates, liquidity, prepayment and/or default expectations, and the level of uncertainty in the market for a particular asset class, may cause fluctuations in spreads (also referred to as OAS). Our financial results and net worth can be significantly

Freddie Mac 2015 Form 10-K	186

Risk Factors	Interest Rate and Other Market Risks

affected by changes in spreads, especially results driven by financial instruments that are measured at fair value, since we have limited ability to mitigate exposure to changes in spreads. These instruments include trading securities, available-for-sale securities, loans held-for-sale, and loans and debt with the fair value option elected.
A widening of the spreads on a given asset is typically associated with a decline in the fair value of that asset, which may adversely affect our near-term financial results and net worth. While wider spreads may create favorable investment opportunities, our ability to take advantage of any such opportunities is limited due to various restrictions on our mortgage-related investments portfolio activities. See “MD&A - Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness.”
A narrowing or tightening of the spreads on a given asset is typically associated with an increase in the fair value of that asset. Narrowing spreads may reduce the number of attractive investment opportunities in loans and mortgage-related securities, and could increase the cost of our activities to support the liquidity and price performance of our PCs. Consequently, a tightening of the spreads on our assets may adversely affect our future financial results and net worth.

Freddie Mac 2015 Form 10-K	187

Risk Factors	Operational Risks

OPERATIONAL RISKS
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
Shortcomings or failures in our internal processes, people or systems could lead to impairment of our liquidity, financial and economic loss, errors in our financial statements, disruption of our business, liability to customers, further legislative or regulatory intervention, or reputational damage. We have certain systems that require manual support and intervention, which may lead to heightened risk of system failures. Our business is highly dependent on our ability to process a large number of transactions on a daily basis and manage and analyze significant amounts of information, much of which is provided by third parties. The transactions we process are complex and are subject to various legal, accounting, and regulatory standards. The types of transactions we process and the standards relating to those transactions can change rapidly in response to external events, such as the implementation of government-mandated programs and changes in market conditions. Our financial, accounting, data processing, or other operating systems and facilities may fail to operate properly or become disabled, adversely affecting our ability to process these transactions. Our systems may contain design flaws. The information provided by third parties may be incorrect, or we may fail to properly manage or analyze it. The inability of our systems to accommodate an increasing volume of transactions or new types of transactions or products could constrain our ability to pursue new business initiatives or improve existing business activities.
We also face increased operational risk due to the magnitude and complexity of the new initiatives we are undertaking, including our efforts to help build a new housing finance system, such as the development of the single (common) security and common securitization platform. Some of these initiatives require significant changes to our operational systems. In some cases, the changes must be implemented within a short period of time. The transition to the common securitization platform, which is currently scheduled to begin in late 2016, presents significant operational and technological challenges. Our legacy systems may also create increased operational risk for these new initiatives. Internal corporate reorganizations (e.g., relating to our implementation of an enhanced three-lines-of-defense risk management framework) may also increase our operational risk, particularly during the period of implementation.
Our employees could act improperly for their own or third-party gain and cause unexpected losses or reputational damage. While we have processes and systems in place designed to prevent and detect fraud, there can be no assurance that such processes and systems will be successful.
Most of our key business activities are conducted in our offices in Virginia and represent a concentrated risk of people, technology, and facilities. As a result, an infrastructure disruption in the area of our offices or affecting the power grid could significantly adversely affect our ability to conduct normal business operations. A terrorist event or natural disaster in the area near our offices or affecting the power grid could have a similar impact. Any measures we take to mitigate this risk may not be sufficient to respond to the full range of events that may occur.

Freddie Mac 2015 Form 10-K	188

Risk Factors	Operational Risks

For information on an operational risk issue relating to the PC master trust agreement, see "MD&A - Risk Management - Operational Risk."
The threat landscape in cyber security is changing rapidly and growing in sophistication. We may not be able to protect our systems with complete assurance or fully protect the confidentiality of our information from cyberattack and other unauthorized access, disclosure, and disruption.
Our operations rely on the secure and accurate receipt, processing, storage, and transmission of confidential and other information in our computer systems and networks and with our business partners. Like many corporations and government entities, from time to time we have been, and likely will continue to be, the target of attempted cyberattacks. Although we devote significant resources to protecting our various systems and processes, there is no assurance that our security measures will provide effective security. Our computer systems, software, and networks may be vulnerable to cyberattack, unauthorized access, supply chain disruptions, computer viruses or other malicious code, or other attempts to harm them or misuse or steal information. The occurrence of one or more of such events could jeopardize or result in the unauthorized disclosure, misuse or corruption of confidential and other information (including information about our borrowers, our customers or our counterparties), or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses or reputational damage, adversely affect our relationships with our customers and counterparties, negatively affect our competitive position, and otherwise harm our business. We could also face regulatory and other legal action. We might be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we might be subject to litigation and financial losses that are not fully insured. In addition, there can be no assurance that business partners, counterparties and governmental organizations are adequately protecting the information that we share with them. As a result, a cyberattack on their systems and networks, or breach of their security measures, may result in harm to our business and business relationships.
We rely on third parties for certain important functions. Any failures by those vendors and service providers could disrupt our business operations or expose us to loss of confidential information or intellectual property.
At times, we outsource certain key functions to external parties, including some that are critical to financial reporting, our mortgage-related investment activity, and loan underwriting. We may enter into other key outsourcing relationships in the future. If one or more of these key external parties were not able to perform their functions for a period of time, perform them at an acceptable service level, or handle increased volumes, or if one of them experiences a disruption in its own business or technology from any cause, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of vendors also exposes us to the risk of losing intellectual property or confidential information and to other harm, including to our reputation. Our ability to monitor the activities or performance of vendors may be constrained, which may make it difficult for us to assess and manage the risks associated with these relationships.

Freddie Mac 2015 Form 10-K	189

Risk Factors	Operational Risks

We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.
Models are inherently imperfect predictors of actual results. We use models to forecast significant factors in our businesses including, but not limited to, interest rates, house prices, and mortgage rates. We also use models to project borrower prepayment and default behavior over long periods of time. There is inherent uncertainty associated with model projections of economic variables and the downstream forecasts of prepayment and default behavior dependent on these variables.
Uncertainty and risks related to models may arise from a number of sources. First, we could fail to implement, operate, adjust, or use our models as intended. We may fail to code a model correctly, we could use incorrect data inputs, or model implementation software could malfunction. The complexity and interconnectivity of our models create additional risk regarding the accuracy of model output. We may not be able to deploy or update models in a timely manner. Second, the data we use to train or feed our models, much of which we receive from third-party data providers, may be inaccurate. Third, when market conditions change in unforeseen ways, our model projections may not accurately reflect these conditions. For example, models may not fully reflect the effect of certain government policy changes. In such cases, it is often necessary to make assumptions and judgments to accommodate the effect of scenarios that are not sufficiently well represented in the historical data. While we may adjust our models in response to new events, considerable residual uncertainty remains. Finally, we also use select third-party vendor models. While the use of such models may reduce our risk where no internal model is available, it exposes us to additional risk, as third parties typically do not provide us with proprietary information regarding their models. We have little control over the process by which vendor models are adjusted or changed. As a result, we may be unable to fully evaluate the risks associated with the use of such models.
We risk making poor business decisions in situations where we rely on models to provide key information. Our use of models could affect decisions concerning the purchase, sale and securitization of loans, the purchase and sale of securities, funding, the setting of management and guarantee fee prices, and the management of interest-rate, market, or credit risk. Our use of models also affects our quality-control sampling strategies for loans in our single-family credit guarantee portfolio and potential settlements with our counterparties. See “MD&A - Critical Accounting Policies and Estimates” and “Interest-Rate Risk and Other Market Risks” for more information on our use of models.

Freddie Mac 2015 Form 10-K	190

Risk Factors	Liquidity Risks

LIQUIDITY RISKS
Our activities may be adversely affected by limited availability of financing and increased funding costs.
The amount, type, and cost of our unsecured funding, including financing from other financial institutions and the capital markets, directly affects our interest expense and results of operations. A number of factors could make such financing more difficult to obtain, more expensive or unavailable on any terms, both domestically and internationally, including:

•	Market and other factors;

•	Changes in U.S. government support for us;

•	Reduced demand for our debt securities; and

•	Competition for debt funding from other debt issuers
Market and Other Factors
Our ability to obtain funding in the public unsecured debt markets or by selling or pledging mortgage-related and other securities as collateral to other institutions could cease or change rapidly. The cost of available funding could increase significantly due to changes in market interest rates, market confidence, operational risks, regulatory requirements and other factors. We may incur higher funding costs due to our liquidity management practices and procedures. There can be no assurance that such practices and procedures would provide us with sufficient liquidity to meet our ongoing cash obligations under all circumstances. In particular, we believe that our liquidity contingency plans may be difficult or impossible to execute during a liquidity crisis or period of significant market turmoil. If we cannot access the unsecured debt markets, our ability to repay maturing indebtedness and fund our operations could be eliminated or significantly impaired, as our alternative sources of liquidity (e.g., cash and other investments) may not be sufficient to meet our liquidity needs.
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
Prolonged wide spreads on long-term debt could cause us to reduce our long-term debt issuances and further increase our reliance on short-term and callable debt issuances. This increased reliance could increase the risk that we may be unable to refinance our debt when it becomes due and result in a greater use of derivatives. This greater use of derivatives could increase the volatility of our comprehensive income.
Our mortgage-related investments portfolio has contracted significantly since we entered into conservatorship, but continues to contain assets that are less liquid than agency securities. Our ability to use these less liquid assets as a significant source of liquidity (for example, through sales or use as collateral in secured lending transactions) is limited.

Freddie Mac 2015 Form 10-K	191

Risk Factors	Liquidity Risks

We pay net worth sweep dividends to Treasury on the senior preferred stock on a quarterly basis. The amount of the net worth sweep dividend could vary substantially from quarter to quarter for a number of reasons, including as a result of non-cash changes in net worth. It is possible that, due to non-cash increases in net worth, such as increases in the fair value of our securities or a reduction in our loan loss reserves, the amount of our dividend for a quarter could exceed the amount of available cash, which could have an adverse effect on our financial results.
Changes in U.S. Government Support
Treasury supports us through the Purchase Agreement and Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority. Unlike certain of our competitors, we do not have access to the Federal Reserve's discount window or emergency credit facilities. Changes or perceived changes in the U.S. government’s support for us could have a severe negative effect on our access to the unsecured debt markets and our debt funding costs. Our access to the unsecured debt markets and the costs of our debt funding could be adversely affected by a number of factors relating to U.S. government support, including:

•	Uncertainty about the future of the GSEs;

•	If debt investors become concerned that the risk of us being placed in receivership is increasing; and

•	Future draws that significantly reduce the amount of available funding remaining under the Purchase Agreement.
For more information, see “MD&A - Liquidity and Capital Resources - Capital Resources.”
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
Competition for Debt Funding
We compete for debt funding with Fannie Mae, the FHLBs, and other institutions. Competition for debt funding from these entities can vary with changes in economic, financial market, and regulatory environments. Increased competition for debt funding may result in a higher cost to finance our business, which could negatively affect our financial results. See “MD&A - Our Business Segments - Investments” for a description of our debt issuance programs. Our funding costs and liquidity contingency plans may also be affected by changes in the amount of, and demand for, debt issued by Treasury.

Freddie Mac 2015 Form 10-K	192

Risk Factors	Liquidity Risks

Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business.
Our credit ratings are important to our liquidity. We currently receive ratings for our unsecured debt from three nationally recognized statistical rating organizations (S&P, Moody’s, and Fitch). These ratings are primarily based on the support we receive from Treasury, and therefore are affected by changes in the credit ratings of the U.S. government. Any downgrade in the credit ratings of the U.S. government would be expected to be followed or accompanied by a downgrade in our credit ratings. In addition to a downgrade in the credit ratings of or outlook on the U.S. government, a number of other events could adversely affect our debt credit ratings, including actions by governmental entities, changes in government support for us, future GAAP losses, and additional draws under the Purchase Agreement. Any such downgrades could lead to major disruptions in the mortgage and financial markets and to our business due to lower liquidity, higher borrowing costs, lower asset values, and higher credit losses, and could cause us to experience net losses and net worth deficits. A downgrade in our credit ratings could require us to post additional collateral to certain of our derivative counterparties.
For more information, see “MD&A - Liquidity and Capital Resources - Liquidity Profile - Credit Ratings.”

Freddie Mac 2015 Form 10-K	193

Risk Factors	Legal and Regulatory Risks

LEGAL AND REGULATORY RISKS
Legislative or regulatory actions could adversely affect our business activities and financial results.
We operate in a highly regulated industry and are subject to heightened supervision from FHFA, as our Conservator. Our compliance systems and programs may not be adequate to ensure that we are in compliance with all legal and other requirements. We could incur fines or other negative consequences for inadvertent violations.
Our business may be directly adversely affected by future legislative and regulatory actions at the federal, state, and local levels, including actions by FHFA as Conservator. Judicial actions at the federal, state, or local level could also adversely affect us. Legislative, regulatory or judicial actions could affect us in a number of ways, including by imposing significant additional legal, compliance and other costs on us, limiting our business activities and diverting management attention or other resources.
For example, our ability to recruit and retain executives and other employees with the necessary skills to conduct our business may be adversely affected by legislative or regulatory actions (e.g., significant restrictions on compensation). We could also be negatively affected by legislative, regulatory or judicial action that:

•	Changes the foreclosure process of any individual state;

•	Limits or otherwise adversely affects the rights of a holder of a first lien on a mortgage (such as through granting priority rights in foreclosure proceedings for homeowner associations);

•	Expands the responsibilities of (and costs to) servicers for maintaining vacant properties prior to foreclosure;

•	Permits or requires principal reductions, such as allowing local governments to use eminent domain to seize mortgage loans and forgive principal on the loans; or

•	Prevents us from using the MERS System or disrupts foreclosures of loans registered in the MERS System.
Our business could also be adversely affected by any modification, reduction, or repeal of the federal income tax deductibility of loan interest payments.
The Dodd-Frank Act significantly changed the regulation of loans and the financial services industry and could continue to affect us in substantial ways. For example, the Dodd-Frank Act and related regulatory changes could cause or require us to make further changes to our business practices, such as practices related to mortgage underwriting and servicing.
Legislation or regulatory actions could indirectly adversely affect us to the extent they affect the activities of banks, savings institutions, insurance companies, derivative counterparties, clearinghouses, securities dealers, and other regulated entities that constitute a significant portion of our customers or counterparties, or to the extent that they modify industry practices. Legislative or regulatory provisions that remove incentives for these entities to purchase our securities or enter into derivatives or other transactions with us could have a material adverse effect on our business and financial results. For example, changes in business practices resulting from the Dodd-Frank Act and related regulatory changes could have a negative effect on the volume of loan originations or could modify or remove incentives for financial institutions to sell loans to us, either of which could adversely affect the number of

Freddie Mac 2015 Form 10-K	194

Risk Factors	Legal and Regulatory Risks

loans available for us to purchase or guarantee.
The Basel III standards could affect demand for our debt and mortgage-related securities.
U.S. banking regulators have substantially revised the capital and liquidity requirements applicable to banking organizations, based on the Basel III standards developed by the Basel Committee on Banking Supervision. Phase-in of the new bank capital and liquidity requirements will take several years. The new requirements do not directly apply to us and there is significant uncertainty about the extent to which implementation of the new requirements by banking organizations may affect us. For example, the emerging regulatory framework could decrease demand for our debt and mortgage-related securities and/or affect competition in the market for loan originations and servicing, with possible adverse consequences for our business and financial results. In addition, the phase-in of enhanced capital and liquidity requirements for banking organizations may reduce the level of participation of such organizations in (and thus the liquidity of) trading markets for various types of financial instruments, including asset-backed securities. In turn, this could decrease the liquidity of the markets for our debt and mortgage-related securities, which could increase our funding and other costs and adversely affect our business.
In January 2016, the Basel Committee on Banking Supervision issued revised standards for minimum capital requirements for market risk. These standards are also applicable to banking organizations. There is significant uncertainty as to when, and the extent to which, U.S. banking regulators will adopt the new market risk standards, and the effect any such standards may have on us.
We may make certain changes to our business in an attempt to meet our housing goals and subgoals, which may cause us to forgo other more profitable opportunities.
We may make adjustments to our loan sourcing and purchase strategies in an effort to meet our housing goals and subgoals, including relaxing some of our underwriting standards and the expanded use of targeted initiatives to reach underserved populations. For example, we may purchase loans that offer lower expected returns on our investment and potentially increase our exposure to credit losses. Doing so could cause us to forgo other purchase opportunities that we would expect to be more profitable.
FHFA has not yet published a final rule with respect to our duty to serve underserved markets. However, it is possible that we could also make changes to our business in the future in response to this duty that could adversely affect our profitability. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that we could have met the goals or satisfied the requirements, we may become subject to a housing plan that could require us to take additional steps that could potentially adversely affect our profitability. Due to our failure to meet two single-family housing goals for 2014, FHFA required us to submit a housing plan addressing how we intend to achieve the missed goals in 2016 and 2017. We submitted a housing plan for FHFA approval on February 1, 2016. If we fail to comply with the plan, FHFA could take additional action against us.
We are involved in legal proceedings that could result in the payment of substantial damages or otherwise harm our business.
We are a party to various claims and other legal proceedings. We also have been, and in the future may be, involved in governmental investigations and regulatory proceedings and IRS examinations. In addition, certain of our former officers are involved in legal proceedings for which they may be entitled to reimbursement by us for costs and expenses of the proceedings. We may be required to establish

Freddie Mac 2015 Form 10-K	195

Risk Factors	Legal and Regulatory Risks

reserves and to make substantial payments in the event of adverse judgments or settlements of any such claims, proceedings, investigations or examinations. Any legal proceeding, governmental investigation, or IRS examination issue, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses. Furthermore, the costs (including settlement costs) related to these legal proceedings and governmental investigations and examinations may differ from our expectations and exceed any amounts for which we have reserved or require adjustments to such reserves. These various matters could divert management’s attention and other resources from the needs of the business. In addition, a number of lawsuits have been filed against the U.S. government relating to conservatorship and the Purchase Agreement that could adversely affect us. See “Legal Proceedings” and Note 15 for information about these various pending legal proceedings.

Freddie Mac 2015 Form 10-K	196

Risk Factors	Other Risks

OTHER RISKS
Our investment activity is significantly limited under the Purchase Agreement and by FHFA, which will reduce our earnings from investment activities over time and result in greater reliance on our guarantee activities to generate revenue.
Declines in the size of our mortgage-related investments portfolio, as required by the Purchase Agreement and FHFA, will reduce our earnings over the long term. We are also subject to other limitations on our investment activity, including significant constraints on our ability to purchase or sell mortgage assets. These limitations will reduce the earnings capacity of our mortgage-related investments portfolio. We can provide no assurance that the cap on our mortgage-related investments portfolio will not, over time, force us to sell mortgage assets at unattractive prices or that our current strategies will not have an adverse impact on our business or financial results. For more information, see “MD&A - Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness.”
Due to the reduced earnings capacity of our mortgage-related investments portfolio, we will have to place greater emphasis on our guarantee activities to generate revenue. However, our ability to generate revenue through guarantee activities may be limited for a number of reasons. We may be required to adopt business practices that help serve our public mission and other non-financial objectives, but that may negatively affect our future financial results. We must obtain FHFA’s approval to implement across-the-board increases in our guarantee fees, and there can be no assurance FHFA will approve any such increase requests in the future. Congress or FHFA may require us to set aside or otherwise pay monies to fund third party initiatives, such as the requirement that we allocate amounts for certain housing funds. The combination of the restrictions on our business activities and our potential inability to generate sufficient revenue through our guarantee activities to offset the effects of those restrictions may have an adverse effect on our results of operations and financial condition.
The loss of business from a key customer or a decrease in the availability of mortgage insurance could result in a decline in our market share and revenues.
Our business depends on our ability to acquire a steady flow of loans. We purchase a significant percentage of our single-family loans from several large loan originators. Similarly, we acquire a significant portion of our multifamily loans from several large lenders. For more information, see Note 13.
We enter into loan purchase commitments with many of our single-family customers that are typically less than one year in duration. Lenders may fail to deliver loans to us in accordance with their commitments. The loss of business from any of our major lenders could adversely affect our market share and our revenues.
Our charter requires that single-family loans with LTV ratios above 80% at the time of purchase be covered by mortgage insurance or other credit enhancements. If the availability of mortgage insurance for loans with LTV ratios above 80% is reduced, we may be restricted in our ability to purchase or securitize such loans. This could reduce our overall volume of new business.

Freddie Mac 2015 Form 10-K	197

Risk Factors	Other Risks

Competition from banking and non-banking institutions (including Fannie Mae, Ginnie Mae, and FHA/VA) may harm our business. FHFA’s actions as Conservator of both companies could affect competition between us and Fannie Mae.
Competition in the secondary mortgage market may make it more difficult for us to purchase mortgage loans. Furthermore, competitive pricing pressures may make our products less attractive in the market and negatively affect our financial results. Increased competition from Fannie Mae, Ginnie Mae, FHA/VA, and new entrants may alter our product mix, lower our volumes, and reduce our revenues on new business.
We also compete with other financial institutions that retain or securitize loans, such as commercial and investment banks, dealers, thrift institutions, and insurance companies. In recent years, FHFA took a number of actions designed to encourage these other financial institutions to increase their activities in the mortgage market (e.g., increasing our guarantee fees in 2012), and could take additional actions in the future. Because of these actions and because our base management and guarantee fees do not vary based on LTV ratios or credit scores, there is a risk that financial institutions may retain loans with better credit characteristics rather than sell them to us, or otherwise seek to structure financial transactions that result in our loan purchases having a higher proportion of loans with lower credit scores and higher LTV ratios. While we compensate ourselves for higher levels of credit risk through charging upfront delivery fees, sellers' retention of loans with better credit characteristics could result in us having lower overall purchase volumes, revenues, and returns (as a result of us having loans with a more adverse credit risk profile).
FHFA is also Conservator of Fannie Mae, our primary competitor. FHFA’s actions as Conservator of both companies could affect competition between us and Fannie Mae. It is possible that FHFA could require us and Fannie Mae to take a uniform approach that, because of differences in our respective businesses, could place Freddie Mac at a competitive disadvantage to Fannie Mae. FHFA may also prevent us from taking actions that could give us a competitive advantage.
We have faced increased competition in the multifamily market in recent years from life insurers, banks, CMBS conduits, and other market participants as multifamily market fundamentals have improved. FHFA may take actions that could encourage further competition.
A significant decline in the price performance of or demand for our PCs could have an adverse effect on the volume and/or profitability of our new single-family guarantee business. The profitability of our multifamily business could be adversely affected by a significant decrease in demand for our K Certificates.
The price performance of our PCs relative to comparable Fannie Mae securities is one of Freddie Mac’s more significant risks and competitive issues, with both short- and long-term implications. Our PCs are an integral part of our loan purchase program. Our competitiveness in purchasing single-family loans from our sellers and the volume and/or profitability of our new single-family guarantee business is directly affected by the price performance of our PCs relative to comparable Fannie Mae securities.
Freddie Mac fixed-rate PCs provide for faster scheduled monthly remittance of loan principal and interest payments to investors than Fannie Mae fixed-rate securities. Despite the faster remittance cycle of our PCs, our PCs have typically traded at a discount relative to comparable Fannie Mae securities. This difference in relative pricing creates an economic incentive for sellers to conduct a disproportionate share of their single-family business with Fannie Mae.

Freddie Mac 2015 Form 10-K	198

Risk Factors	Other Risks

There may not be a liquid market for our PCs, which could adversely affect the price performance of PCs and our single-family market share. A significant reduction in our market share, and thus in the volume of loans that we securitize, or a reduction in the trading volume of our PCs, could further reduce the liquidity of our PCs. While we may employ various strategies to support the liquidity and price performance of our PCs, and may consider additional strategies, those strategies may fail or adversely affect our business. We may cease such activities at any time, or FHFA could require us to do so, which could adversely affect the liquidity and price performance of our PCs.
The liquidity-related price differences between our PCs and comparable Fannie Mae securities could be influenced by factors that are largely outside of our control. For example, the level of the Federal Reserve’s purchases of agency mortgage-related securities could affect the demand for and values of our PCs. Therefore, any strategies we employ to reduce the liquidity-related price differences may not reduce or eliminate these price differences over the long-term.
In certain circumstances, we compensate sellers for the difference in price between our PCs and comparable Fannie Mae securities by reducing our guarantee fees, which adversely affects the profitability of our single-family guarantee business. We also incur costs in connection with our efforts to support the liquidity and price performance of our PCs, including by engaging in transactions that yield less than our target rate of return. For more information, see “MD&A - Our Business Segments - Single-Family Guarantee - Business Overview - Products and Activities” and “- Investments Segment - Business Overview - Products and Activities.”
In accordance with FHFA’s 2014 Strategic Plan and the Conservatorship Scorecards, we are developing a single (common) security, which is designed to reduce the price performance disparities between the mortgage-related securities of Freddie Mac and Fannie Mae. This initiative is complex and costly, and may require us to align our business processes more closely with those of Fannie Mae. There can be no assurance that a single (common) security will reduce the trading value disparities.
Our current Multifamily business model is highly dependent on our ability to finance purchased multifamily loans through securitization into K Certificates. A significant decrease in demand for K Certificates could have an adverse impact on the profitability of the Multifamily business to the extent that our holding period for the loans increases and we are exposed to credit, spread and other market risks for a longer period of time. We employ various strategies to support the liquidity of our K Certificates, and may consider additional strategies. From time to time, we purchase and sell guaranteed K Certificates and related unguaranteed securities associated with K Certificates as well as our other securitization products through our mortgage-related investments portfolio.
There may not be an active, liquid trading market for our equity securities.
Our common stock and the publicly traded classes of our preferred stock trade exclusively on the OTCQB Marketplace. Trading volumes on the OTCQB Marketplace can fluctuate significantly, which could make it difficult for investors to execute transactions in our securities and could cause declines or volatility in the prices of our equity securities.

Freddie Mac 2015 Form 10-K	199

Legal Proceedings

LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See Note 15 for more information regarding our involvement as a party to various legal proceedings. We discuss below certain litigation against the U.S. government concerning conservatorship and the Purchase Agreement.
Over the last several years, a number of lawsuits have been filed against the U.S. government and, in some cases, the Secretary of the Treasury and the Director of FHFA. These lawsuits challenge certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. Several of the lawsuits seek to invalidate the net worth sweep dividend provisions of the senior preferred stock, which were implemented pursuant to the August 2012 amendment to the Purchase Agreement. A number of cases have been dismissed. Cases are currently pending in the U.S. Court of Federal Claims, the U.S. District Court for the Eastern District of Kentucky, the U.S. District Court for the Northern District of Iowa, and the U.S. District Court for the Northern District of Illinois. In addition, plaintiffs are appealing a September 2014 order by the U.S. District Court for the District of Columbia to dismiss such parties’ cases in that Court. It is possible that additional similar lawsuits will be filed in the future.
Freddie Mac is not a party to any of these lawsuits. However, a number of other lawsuits have been filed against Freddie Mac concerning the August 2012 amendment to the Purchase Agreement. See Note 15 for information on the lawsuits filed against Freddie Mac. Pershing Square Capital Management, L.P. (“Pershing”) is a plaintiff in one of the lawsuits filed against Freddie Mac. Pershing has filed reports with the SEC, most recently in March 2014, indicating that it beneficially owned more than 5% of our common stock. We do not know Pershing's current beneficial ownership of our common stock. For more information, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
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

Freddie Mac 2015 Form 10-K	200

Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock, par value $0.00 per share, trades on the OTCQB Marketplace, operated by the OTC Markets Group Inc., under the ticker symbol “FMCC.” As of February 4, 2016, there were 650,045,962 shares of our common stock outstanding.
The table below sets forth the high and low bid information for our common stock on the OTCQB Marketplace for the indicated periods and reflects inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	High	Low
2015 Quarter Ended
December 31	$2.67	$1.57
September 30	2.61	1.90
June 30	2.84	2.18
March 31	3.32	2.04
2014 Quarter Ended
December 31	$2.50	$1.44
September 30	4.58	2.56
June 30	4.78	3.63
March 31	6.00	2.63

HOLDERS
As of February 4, 2016, we had 1,803 common stockholders of record.
DIVIDENDS AND DIVIDEND RESTRICTIONS
We did not pay any cash dividends on our common stock during 2015 or 2014. Our payment of dividends is subject to the following restrictions:

•
Restrictions Relating to the Conservatorship - The Conservator has prohibited us from paying any dividends on our common stock or on any series of our preferred stock (other than the senior preferred stock). FHFA has instructed our Board of Directors that it should consult with and obtain the approval of FHFA before taking actions involving dividends. In addition, FHFA has adopted a regulation prohibiting us from making capital distributions during conservatorship, except as authorized by the Director of FHFA.

•	Restrictions Under the Purchase Agreement - The Purchase Agreement prohibits us and any of our subsidiaries from declaring or paying any dividends on Freddie Mac equity securities (other than

Freddie Mac 2015 Form 10-K	201

Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

with respect to the senior preferred stock or warrant) without the prior written consent of Treasury.

•
Restrictions Under the GSE Act - Under the GSE Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet applicable capital requirements. However, our capital requirements have been suspended during conservatorship.

•
Restrictions Under our Charter - Without regard to our capital classification, we must obtain prior written approval of FHFA to make any capital distribution that would decrease total capital to an amount less than the risk-based capital level or that would decrease core capital to an amount less than the minimum capital level. As noted above, our capital requirements have been suspended during conservatorship.

•
Restrictions Relating to Subordinated Debt - During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt provides for the deferral of the payment of interest for up to five years if either our core capital is below 125% of our critical capital requirement or our core capital is below our statutory minimum capital requirement, and the Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 306(c) of our Charter to purchase our debt obligations. FHFA has directed us to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable.

•
Restrictions Relating to Preferred Stock - Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares, respectively, outstanding as of December 31, 2015. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock. We paid dividends on the senior preferred stock during 2015 at the direction of the Conservator, as discussed in “MD&A - LIQUIDITY AND CAPITAL RESOURCES” and Note 10. We did not declare or pay dividends on any other series of preferred stock outstanding in 2015.

RECENT SALES OF UNREGISTERED SECURITIES
The securities we issue are “exempted securities” under the Securities Act of 1933. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under these plans to employees and members of our Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations, or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. No stock options were exercised during the three months ended December 31, 2015. See Note 10 for more information.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our common or preferred stock during 2015. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the

Freddie Mac 2015 Form 10-K	202

Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the certificate of designation of the senior preferred stock.
TRANSFER AGENT AND REGISTRAR
Computershare Trust Company, N.A.
P.O. Box 30170
College Station, TX 77842
Telephone: 877-373-6374
https://www-us.computershare.com/investor

Freddie Mac 2015 Form 10-K	203

Financial Statements

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Freddie Mac 2015 Form 10-K	204

Financial Statements	Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Freddie Mac
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of equity, and of cash flows present fairly, in all material respects, the financial position of Freddie Mac, a stockholder-owned government sponsored enterprise, and its subsidiaries (the "Company") at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to disclosure controls and procedures that do not provide adequate mechanisms for information known to the Federal Housing Finance Agency (“FHFA”) that may have financial statement disclosure ramifications to be communicated to management of Freddie Mac existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting, appearing under "Controls and Procedures." We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in “Note 2: Conservatorship and Related Matters”, in September 2008, the Company was placed into conservatorship by the FHFA. The U.S. Department of Treasury (“Treasury”) has committed financial support to the Company and management continues to conduct business operations pursuant to

Freddie Mac 2015 Form 10-K	205

Financial Statements	Report of Independent Registered Public Accounting Firm

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 18, 2016

Freddie Mac 2015 Form 10-K	206

Financial Statements	Consolidated Statements of Comprehensive Income

FREDDIE MAC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions, except share-related amounts)	2015	2014	2013
Interest income
Mortgage loans	$62,226	$63,605	$64,883
Investments in securities	4,794	5,843	7,768
Other	70	32	51
Total interest income	67,090	69,480	72,702
Interest expense	(51,916)	(54,916)	(55,779)
Expense related to derivatives	(228)	(301)	(455)
Net interest income	14,946	14,263	16,468
Benefit (provision) for credit losses	2,665	(58)	2,465
Net interest income after benefit (provision) for credit losses	17,611	14,205	18,933
Non-interest income (loss)
Gains (losses) on extinguishment of debt	(240)	(422)	446
Derivative gains (losses)	(2,696)	(8,291)	2,632
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(241)	(860)	(763)
Portion of other-than-temporary impairment recognized in AOCI	(51)	(78)	(747)
Net impairment of available-for-sale securities recognized in earnings	(292)	(938)	(1,510)
Other gains (losses) on investment securities recognized in earnings	508	1,494	301
Other income (loss)	(879)	8,044	6,650
Non-interest income (loss)	(3,599)	(113)	8,519
Non-interest expense
Salaries and employee benefits	(975)	(914)	(833)
Professional services	(497)	(527)	(543)
Occupancy expense	(56)	(58)	(54)
Other administrative expense	(399)	(382)	(375)
Total administrative expense	(1,927)	(1,881)	(1,805)
Real estate owned operations (expense) income	(338)	(196)	140
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(967)	(775)	(533)
Other (expense) income	(1,506)	(238)	109
Non-interest expense	(4,738)	(3,090)	(2,089)
Income before income tax (expense) benefit	9,274	11,002	25,363
Income tax (expense) benefit	(2,898)	(3,312)	23,305
Net income	6,376	7,690	48,668
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(806)	1,584	2,406
Changes in unrealized gains (losses) related to cash flow hedge relationships	182	197	316
Changes in defined benefit plans	47	(45)	210
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(577)	1,736	2,932
Comprehensive income	$5,799	$9,426	$51,600
Net income	$6,376	$7,690	$48,668
Undistributed net worth sweep and senior preferred stock dividends	(6,399)	(10,026)	(52,199)
Net income (loss) attributable to common stockholders	$(23)	$(2,336)	$(3,531)
Net income (loss) per common share — basic and diluted	$(0.01)	$(0.72)	$(1.09)
Weighted average common shares outstanding (in millions) — basic and diluted	3,235	3,236	3,238
The accompanying notes are an integral part of these consolidated financial statements.

Freddie Mac 2015 Form 10-K	207

Financial Statements	Consolidated Balance Sheets

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS

	At December 31,
(in millions, except share-related amounts)	2015	2014
Assets
Cash and cash equivalents (Notes 3, 13)	$5,595	$10,928
Restricted cash and cash equivalents (Notes 3, 13)	14,533	8,535
Securities purchased under agreements to resell (Notes 3, 9)	63,644	51,903
Investments in securities, at fair value (Note 6)	114,215	136,987
Mortgage loans held-for-sale (Notes 3, 4) (includes $17,660 and $12,130 at fair value)	24,992	12,368
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $15,331 and $21,761)	1,729,201	1,688,212
Accrued interest receivable (Note 3)	6,074	6,034
Derivative assets, net (Notes 8, 9)	395	822
Real estate owned, net (Notes 3, 5)	1,725	2,558
Deferred tax assets, net (Note 11)	18,205	19,498
Other assets (Notes 3, 17)	7,471	7,694
Total assets	$1,986,050	$1,945,539
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,183	$6,325
Debt, net (Notes 3, 7) (includes $7,184 and $5,862 at fair value)	1,970,427	1,929,542
Derivative liabilities, net (Notes 8, 9)	1,254	1,963
Other liabilities (Notes 3, 17)	5,246	5,058
Total liabilities	1,983,110	1,942,888
Commitments and contingencies (Notes 3, 8, and 15)
Equity (Note 10)
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,045,962 shares and 650,043,899 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(80,773)	(81,639)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $778 and $839, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	1,740	2,546
Cash flow hedge relationships	(621)	(803)
Defined benefit plans	34	(13)
Total AOCI, net of taxes	1,153	1,730
Treasury stock, at cost, 75,817,924 shares and 75,819,987 shares	(3,885)	(3,885)
Total equity (See Note 10 for information on our dividend obligation to Treasury)	2,940	2,651
Total liabilities and equity	$1,986,050	$1,945,539
The table below represents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

	At December 31,
(in millions)	2015	2014
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-sale	$1,403	$—
Mortgage loans held-for-investment	1,625,184	1,558,094
All other assets	37,305	29,798
Total assets of consolidated VIEs	$1,663,892	$1,587,892
Liabilities: (Note 3)
Debt, net	$1,556,121	$1,479,473
All other liabilities	4,769	4,703
Total liabilities of consolidated VIEs	$1,560,890	$1,484,176
The accompanying notes are an integral part of these consolidated financial statements.

Freddie Mac 2015 Form 10-K	208

Financial Statements	Consolidated Statements of Equity

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY

	Shares Outstanding			Senior Preferred Stock, at Redemption Value	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(in millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2012	1	464	650	$72,336	$14,109	$—	$1	$(70,796)	$(2,938)	$(3,885)	$8,827
Comprehensive income:
Net income	—	—	—	—	—	—	—	48,668	—	—	48,668
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	2,932	—	2,932
Comprehensive income	—	—	—	—	—	—	—	48,668	2,932	—	51,600
Common stock issuances	—	—	—	—	—	—	(1)	—	—	—	(1)
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(47,591)	—	—	(47,591)
Ending balance at December 31, 2013	1	464	650	$72,336	$14,109	$—	$—	$(69,719)	$(6)	$(3,885)	$12,835
Balance at December 31, 2013	1	464	650	$72,336	$14,109	$—	$—	$(69,719)	$(6)	$(3,885)	$12,835
Comprehensive income:
Net income	—	—	—	—	—	—	—	7,690	—	—	7,690
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	1,736	—	1,736
Comprehensive income	—	—	—	—	—	—	—	7,690	1,736	—	9,426
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(19,610)	—	—	(19,610)
Ending balance at December 31, 2014	1	464	650	$72,336	$14,109	$—	$—	$(81,639)	$1,730	$(3,885)	$2,651
Balance at December 31, 2014	1	464	650	$72,336	$14,109	$—	$—	$(81,639)	$1,730	$(3,885)	$2,651
Comprehensive income:
Net income	—	—	—	—	—	—	—	6,376	—	—	6,376
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	(577)	—	(577)
Comprehensive income	—	—	—	—	—	—	—	6,376	(577)	—	5,799
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(5,510)	—	—	(5,510)
Ending balance at December 31, 2015	1	464	650	$72,336	$14,109	$—	$—	$(80,773)	$1,153	$(3,885)	$2,940
The accompanying notes are an integral part of these consolidated financial statements.

Freddie Mac 2015 Form 10-K	209

Financial Statements	Consolidated Statements of Cash Flows

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2015	2014	2013
Cash flows from operating activities
Net income	$6,376	$7,690	$48,668
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative losses (gains)	456	5,652	(6,097)
Asset related amortization — premiums, discounts, and basis adjustments	5,321	3,518	4,627
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(8,295)	(5,368)	(6,779)
Losses (gains) on extinguishment of debt	240	422	(446)
(Benefit) provision for credit losses	(2,665)	58	(2,465)
Losses (gains) on investment activity	1,878	(1,287)	1,545
Deferred income tax expense (benefit)	1,655	2,284	(23,422)
Purchases of mortgage loans acquired as held-for-sale	(41,728)	(24,593)	(23,103)
Sales of mortgage loans acquired as held-for-sale	36,034	21,995	28,123
Repayments of mortgage loans acquired as held-for-sale	150	67	167
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(867)	(932)	(1,302)
Change in:
Accrued interest receivable	(40)	116	725
Accrued interest payable	(43)	(440)	(849)
Income taxes receivable	1,022	268	117
Other, net	(428)	(565)	(2,957)
Net cash (used in) provided by operating activities	(934)	8,885	16,552
Cash flows from investing activities
Purchases of trading securities	(40,614)	(42,477)	(53,753)
Proceeds from sales of trading securities	14,847	18,513	57,380
Proceeds from maturities of trading securities	16,377	17,118	12,542
Purchases of available-for-sale securities	(6,818)	(25,290)	(9,681)
Proceeds from sales of available-for-sale securities	18,900	32,062	24,675
Proceeds from maturities of available-for-sale securities	20,807	20,734	33,630
Purchases of held-for-investment mortgage loans	(122,082)	(75,298)	(79,028)
Proceeds from sales of mortgage loans held-for-investment	2,727	454	196
Repayments of mortgage loans held-for-investment	302,364	241,552	410,455
(Increase) decrease in restricted cash	(5,998)	3,730	2,327
Net proceeds from dispositions of real estate owned and other recoveries	3,650	7,712	11,274
Net (increase) decrease in securities purchased under agreements to resell	(11,741)	10,480	(24,820)
Derivative premiums and terminations and swap collateral, net	(749)	(3,888)	6,062
Changes in other assets	(12,724)	(134)	—
Net cash provided by investing activities	178,946	205,268	391,259
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	174,561	124,887	113,841
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(316,306)	(262,920)	(430,118)
Proceeds from issuance of other debt	610,091	451,854	701,342
Repayments of other debt	(646,176)	(508,710)	(742,510)
Payment of cash dividends on senior preferred stock	(5,510)	(19,610)	(47,591)
Changes in other liabilities	(5)	(7)	(7)
Net cash used in financing activities	(183,345)	(214,506)	(405,043)
Net (decrease) increase in cash and cash equivalents	(5,333)	(353)	2,768
Cash and cash equivalents at beginning of year	10,928	11,281	8,513
Cash and cash equivalents at end of year	$5,595	$10,928	$11,281

Supplemental cash flow information
Cash paid for:
Debt interest	$61,120	$62,257	$65,614
Income taxes	1,095	760	—
Non-cash investing and financing activities (Notes 4, 5 and 6)
The accompanying notes are an integral part of these consolidated financial statements.

Freddie Mac 2015 Form 10-K	210

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2. Throughout our consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the “GLOSSARY.”
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
Beginning in the first quarter of 2014, we reclassified net discounts paid on retirements of other debt and net premiums received from issuance of debt securities of consolidated trusts and other debt from cash flows from operating activities to cash flows from financing activities on our consolidated statements of cash flows. This reclassification resulted in a decrease of $2.0 billion to net cash provided by operating activities, and an increase of $2.0 billion to net cash used in financing activities for 2013.
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

Freddie Mac 2015 Form 10-K	211

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

CHANGE IN ESTIMATE

Adoption of Regulatory Guidance on Determining when a Loan is Uncollectible
On January 1, 2015, we adopted regulatory guidance issued by FHFA that establishes guidelines for adverse classification and identification of specified single-family and multifamily assets, including guidelines for recognizing charge-offs on certain single-family loans. We analyze loans for collectability based on several factors, including, but not limited to:

•	Servicing actions that indicate the potential for near-term loss mitigation, such as whether we have achieved quality borrower contact;

•	Credit risk factors, such as whether the loan is in a state with foreclosure practices that prevent timely resolution of delinquencies; and

•	Loan characteristics that indicate whether repayment is likely to occur, such as the borrower's payment history, loan status, and historical performance of loans with similar characteristics.
Upon adoption, we changed the timing of when we deem certain single-family loans to be uncollectible, and we began to charge-off the amount of recorded investment in excess of the fair value of the underlying collateral for loans that have been deemed uncollectible prior to foreclosure, based on the factors identified above.
This adoption resulted in a reduction to both the recorded investment of loans, held-for-investment, and our allowance for loan losses of $1.9 billion on January 1, 2015. However, these additional charge-offs did not have a material impact on our comprehensive income for 2015, as we had already reserved for these losses in our allowance for loan losses in prior periods.
CONSOLIDATION AND EQUITY METHOD ACCOUNTING

For each entity with which we are involved, we determine whether the entity should be consolidated in our financial statements. We generally consolidate entities in which we have a controlling financial interest. The method for determining whether a controlling financial interest exists varies depending on whether the entity is a VIE. For entities that are not VIEs, we hold a controlling financial interest in entities where we hold a majority of the voting rights or where we are able to exercise control through substantive participating rights or as a general partner. We do not currently consolidate any entities which are not VIEs. We use the equity method to account for our interests in entities in which we do not have a controlling financial interest, but over which we have significant influence.
CASH AND CASH EQUIVALENTS

Highly liquid investment securities that have an original maturity of three months or less are accounted for as cash equivalents.
RESTRICTED CASH AND CASH EQUIVALENTS

Cash collateral accepted from counterparties that we do not have the right to use for general corporate purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes cash remittances received from servicers of the underlying assets of our consolidated trusts, as well as cash remittances received on mortgage loans we own, which are deposited into a separate custodial

Freddie Mac 2015 Form 10-K	212

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

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
COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders. We define comprehensive income as consisting of net income (loss) plus after-tax changes in:

•	The unrealized gains and losses on available-for-sale securities;

•	The effective portion of derivatives accounted for as cash flow hedge relationships; and

•	Defined benefit plans.
OTHER SIGNIFICANT ACCOUNTING POLICIES

The table below identifies our other significant accounting policies and the related note in which they can be found.

Accounting Policy	Note
Variable Interest Entities	Note 3
Financial Guarantees	Note 3
Loans and Allowance for Loan Losses	Note 4
Real Estate Owned	Note 5
Investments in Securities	Note 6
Debt	Note 7
Derivatives	Note 8
Collateralized Agreements and Offsetting Arrangements	Note 9
Repurchase and Resale Agreements and Dollar Roll Transactions	Note 9
Earnings Per Share	Note 10
Stockholders’ Equity	Note 10
Income Taxes	Note 11
Segment Reporting	Note 12
Fair Value Measurements	Note 14

Freddie Mac 2015 Form 10-K	213

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

RECENTLY ISSUED ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (Topic 323)	The amendment permits entities to elect to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.	January 1, 2014	The adoption of this amendment did not have a material effect on our consolidated financial statements.
ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Loans upon Foreclosure (Topic 310)
The amendment clarifies that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

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
ASU 2014-14, Classification of Certain Government-Guaranteed Loans upon Foreclosure (Topic 310)
The amendment requires that a loan be de-recognized and a separate receivable be recognized upon foreclosure if certain conditions are met. If those conditions are met and such a receivable is recognized, the receivable should be measured based on the amount of principal and interest related to the loan expected to be recovered from the guarantor.
		January 1, 2015	The adoption of this amendment did not have a material effect on our consolidated financial statements.

Freddie Mac 2015 Form 10-K	214

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810)	The amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.	January 1, 2016	We do not expect that the adoption of this amendment will have a material effect on our consolidated financial statements.
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
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2015-14
The amendment requires entities to recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 defers the effective date of ASU 2014-09 for all entities by one year.
		January 1, 2018	We are evaluating the effect that the adoption of this amendment will have on our consolidated financial statements
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)	The amendment addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.	January 1, 2018	We do not expect that the adoption of this amendment will have a material effect on our consolidated financial statements.

Freddie Mac 2015 Form 10-K	215

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

NOTE 2: CONSERVATORSHIP AND RELATED MATTERS
BUSINESS OBJECTIVES

We operate under the conservatorship that commenced on September 6, 2008, conducting our business under the direction of FHFA, as our Conservator. The conservatorship and related matters significantly affect our management, business activities, financial condition and results of operations. Upon its appointment, FHFA, as Conservator, immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director thereof, with respect to the company and its assets. The Conservator also succeeded to the title to all books, records, and assets of Freddie Mac held by any other legal custodian or third party. The Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, business operations so that the company can continue to operate in the ordinary course. The directors serve on behalf of, and exercise authority as directed by, the Conservator.
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
In May 2014, FHFA issued its 2014 Strategic Plan, which updated FHFA's vision for implementing its obligations as Conservator of Freddie Mac and Fannie Mae and established three reformulated strategic goals. FHFA has also issued its Conservatorship Scorecards for 2014, 2015, and 2016. The Conservatorship Scorecards establish objectives and performance targets and measures for Freddie Mac and Fannie Mae (the “Enterprises”) related to the strategic goals set forth in the Strategic Plan.
The 2014 Strategic Plan established three reformulated strategic goals for the conservatorships of Freddie Mac and Fannie Mae:

•
Maintain, in a safe and sound manner, foreclosure prevention activities and credit availability for new and refinanced loans to foster liquid, efficient, competitive and resilient national housing finance markets.

•	Reduce taxpayer risk through increasing the role of private capital in the mortgage market.

•	Build a new single-family securitization infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future.

Freddie Mac 2015 Form 10-K	216

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

As part of the first goal, the 2014 Strategic Plan describes various steps related to increasing access to mortgage credit for credit-worthy borrowers. The 2014 Strategic Plan provides for the Enterprises to continue to play an ongoing role in supporting multifamily housing needs, particularly for low-income households. The plan states that FHFA will continue to impose a production cap on Freddie Mac’s and Fannie Mae’s multifamily businesses. However, in 2015 FHFA allowed loans in certain affordable and underserved market segments to be excluded from the production cap. This allowance was maintained in the 2016 Conservatorship Scorecard with slight modification.
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
As a result of the net worth sweep dividend provisions of the senior preferred stock, we cannot retain capital from the earnings generated by our business operations (other than a limited amount that will decrease to zero in 2018) or return capital to stockholders other than Treasury, the holder of our senior preferred stock. Our future is uncertain, and the conservatorship has no specified termination date. We do not know what changes may occur to our business model during or following conservatorship, including whether we will continue to exist. We are not aware of any current plans of our Conservator to significantly change our business model or capital structure in the near term. Our future structure and role will be determined by the Administration and Congress, and it is possible and perhaps likely that there will be significant changes beyond the near term. We have no ability to predict the outcome of these deliberations.
PURCHASE AGREEMENT AND WARRANT

Overview

On September 7, 2008, we, through FHFA, in its capacity as Conservator, entered into the Purchase Agreement with Treasury. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, and August 17, 2012. The amount of available funding remaining under the Purchase Agreement was $140.5 billion as of December 31, 2015. This amount will be reduced by any future draws.
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

Freddie Mac 2015 Form 10-K	217

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

that it will be mandated by law to appoint a receiver for us unless we receive these funds from Treasury. In exchange for Treasury’s funding commitment, we issued to Treasury, as an aggregate initial commitment fee one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock, and a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the warrant. We received no other consideration from Treasury for issuing the senior preferred stock or the warrant.
Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers and privileges of the Board. Through December 31, 2012, the senior preferred stock accrued quarterly cumulative dividends at a rate of 10% per year. However, under the August 2012 amendment to the Purchase Agreement, the fixed dividend rate was replaced with a net worth sweep dividend beginning in the first quarter of 2013.
For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury’s commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. The applicable Capital Reserve Amount was $1.8 billion for 2015, will be $1.2 billion for 2016, and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero. The amounts payable for dividends on the senior preferred stock could be substantial and will have an adverse impact on our financial position and net worth. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock.
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

Freddie Mac 2015 Form 10-K	218

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

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

•	Terminate the conservatorship (other than in connection with a receivership);

•	Sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value:

◦	To a limited life regulated entity (in the context of a receivership);

◦	Of assets and properties in the ordinary course of business, consistent with past practice;

◦	Of assets and properties having fair market value individually or in aggregate less than $250 million in one transaction or a series of related transactions;

◦	In connection with our liquidation by a receiver;

◦	Of cash or cash equivalents for cash or cash equivalents; or

◦	To the extent necessary to comply with the covenant described below relating to the reduction of our mortgage-related investments portfolio;

•	Issue any subordinated debt;

•	Enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•
Engage in transactions with affiliates unless the transaction is: (a) pursuant to the Purchase Agreement, the senior preferred stock or the warrant; (b) upon arm’s length terms; or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the Purchase Agreement.

The Purchase Agreement also requires us to reduce the amount of mortgage assets we own. The Purchase Agreement, as revised in the August 2012 amendment, provides that we could not own mortgage assets with UPB in excess of $650 billion on December 31, 2012, and on December 31 of each year thereafter may not own mortgage assets with UPB in excess of 85% of the aggregate amount of mortgage assets we are permitted to own as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250 billion in mortgage assets. Under the Purchase

Freddie Mac 2015 Form 10-K	219

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

Agreement, we also may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. The mortgage asset and indebtedness limitations are determined without giving effect to the changes to the accounting guidance for transfers of financial assets and consolidation of VIEs, under which we consolidated our single-family PC trusts and certain other VIEs in our financial statements as of January 1, 2010.
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
Warrant Covenants

The warrant we issued to Treasury includes, among others, the following covenants:

•	Our SEC filings under the Exchange Act will comply in all material respects as to form with the Exchange Act and the rules and regulations thereunder;

•
Without the prior written consent of Treasury, we may not permit any of our significant subsidiaries to issue capital stock or equity securities, or securities convertible into or exchangeable for such securities, or any stock appreciation rights or other profit participation rights to any person other than Freddie Mac or its wholly-owned subsidiaries;

•	We may not take any action that will result in an increase in the par value of our common stock;

•
Unless waived or consented to in writing by Treasury, we may not take any action to avoid the observance or performance of the terms of the warrant and we must take all actions necessary or appropriate to protect Treasury’s rights against impairment or dilution; and

•
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

Termination Provisions

The Purchase Agreement provides that the Treasury’s funding commitment will terminate under any of the following circumstances:

•	The completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time;

•	The payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guarantee obligations); and

•	The funding by Treasury of the maximum amount of the commitment under the Purchase Agreement.

Freddie Mac 2015 Form 10-K	220

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

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
Waivers and Amendments

The Purchase Agreement provides that most provisions of the agreement may be waived or amended by mutual written agreement of the parties; however, no waiver or amendment of the agreement is permitted that would decrease Treasury’s aggregate funding commitment or add conditions to Treasury’s funding commitment if the waiver or amendment would adversely affect in any material respect the holders of our debt securities or mortgage guarantee obligations.
Third-party Enforcement Rights

In the event of our default on payments with respect to our debt securities or mortgage guarantee obligations, if Treasury fails to perform its obligations under its funding commitment and if we and/or the Conservator are not diligently pursuing remedies in respect of that failure, the holders of these debt securities or mortgage guarantee obligations may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund to us the lesser of:

•	The amount necessary to cure the payment defaults on our debt and mortgage guarantee obligations; and

•	The lesser of:

◦	The deficiency amount; and

◦	The maximum amount of the commitment less the aggregate amount of funding previously provided under the commitment.
Any payment that Treasury makes under those circumstances will be treated for all purposes as a draw under the Purchase Agreement that will increase the liquidation preference of the senior preferred stock.
IMPACT OF CONSERVATORSHIP AND RELATED DEVELOPMENTS ON THE MORTGAGE-RELATED INVESTMENTS PORTFOLIO

For purposes of the limit imposed by the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio could not exceed $399.2 billion at December 31, 2015 and was $346.9 billion at that date. Our Retained Portfolio Plan, which we adopted in 2014, provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement (subject to certain exceptions). The annual 15% reduction in our mortgage-related investments portfolio cap until it reaches $250 billion is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.

Freddie Mac 2015 Form 10-K	221

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

GOVERNMENT SUPPORT FOR OUR BUSINESS

We receive substantial support from Treasury and are dependent upon its continued support in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement, is critical to:

•	Keeping us solvent;

•	Allowing us to focus on our primary business objectives under conservatorship; and

•	Avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.
At September 30, 2015, our assets exceeded our liabilities under GAAP; therefore FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended December 31, 2015. Since conservatorship began through December 31, 2015, we have paid cash dividends of $96.5 billion to Treasury at the direction of the Conservator.
Additionally, in recent years, the Federal Reserve purchased significant amounts of mortgage-related securities issued by us, Fannie Mae, and Ginnie Mae.
See Note 7 and Note 10 for more information on the conservatorship and the Purchase Agreement.
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
The primary initiatives are as follows:

•
TCLFP - In December 2009, on a 50-50 pro rata basis, Freddie Mac and Fannie Mae agreed to provide $8.2 billion of credit and liquidity support, including outstanding interest at the date of the guarantee, for variable rate demand obligations, or VRDOs, previously issued by HFAs. This support was provided through the issuance of guarantees, which provide credit enhancement to the holders of such VRDOs and also create an obligation to provide funds to purchase any VRDOs that are put by their holders and are not remarketed. Treasury provided a credit and liquidity backstop on the TCLFP. These guarantees replaced existing liquidity facilities from other providers. The guarantees were scheduled to expire on December 31, 2012. However, Treasury gave TCLFP participants the option to extend their individual TCLFP facilities to December 31, 2015 and certain participants elected to do so. No outstanding guarantees existed as of December 31, 2015.

•
NIBP - In December 2009, on a 50-50 pro rata basis, Freddie Mac and Fannie Mae agreed to issue in total $15.3 billion of partially guaranteed pass-through securities backed by new single-family and certain new multifamily housing bonds issued by HFAs. Treasury purchased all of the pass-through securities issued by Freddie Mac and Fannie Mae. This initiative provided financing for HFAs to issue new housing bonds.

Freddie Mac 2015 Form 10-K	222

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

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
RELATED PARTIES AS A RESULT OF CONSERVATORSHIP

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. During the years ended December 31, 2015, 2014, and 2013, no transactions outside of normal business activities have occurred between us and the U.S. government (or any of its related parties), except for the following:

•	The transactions discussed with Treasury above in “Purchase Agreement and Warrant,” “Government Support for our Business” and “Housing Finance Agency Initiative”;

•	The transactions discussed in Note 4, Note 7, and Note 10; and

•	The allocation or transfer of 4.2 basis points of each dollar of new business purchases to certain housing funds as required under the GSE Act.
In addition, we are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business in conservatorship. In October 2013, FHFA announced the formation of CSS. CSS is equally-owned by Freddie Mac and Fannie Mae. In connection with the formation of CSS, we entered into a limited liability company agreement with Fannie Mae. In November 2014, we and Fannie Mae announced that a chief executive officer has been named for CSS. Additionally, we and Fannie Mae each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS. During the year ended December 31, 2015, we contributed $66 million of capital to CSS.

Freddie Mac 2015 Form 10-K	223

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

NOTE 3: SECURITIZATION AND GUARANTEE ACTIVITIES
Our primary business activities in our Single-family Guarantee and Multifamily segments involve the securitization of loans or other mortgage-related assets using trusts that are VIEs. These trusts issue beneficial interests in the loans or other mortgage-related assets that they own. We guarantee the principal and interest payments on some or all of the issued beneficial interests in substantially all of our securitization transactions.
CONSOLIDATION OF VIEs AND ACCOUNTING FOR GUARANTEES

We consolidate VIEs when we have a controlling financial interest in the VIE and are therefore considered the primary beneficiary of the VIE. We are the primary beneficiary of a VIE when we have both the power to direct the activities of the VIE that most significantly impact its economic performance and exposure to losses or benefits of the VIE that could potentially be significant to the VIE. We evaluate whether we are the primary beneficiary of VIEs in which we have interests on an ongoing basis, and our primary beneficiary determination may change over time as our interest in the VIE changes.
When we consolidate a VIE, we recognize the assets and liabilities of the VIE on our consolidated balance sheets and account for those assets and liabilities based on the applicable GAAP for each specific type of asset or liability. Assets and liabilities that we transfer to a VIE at, after, or shortly before the date we become the primary beneficiary of the VIE are initially measured at the same amounts that they would have been measured if they had not been transferred, and no gain or loss is recognized on these transfers. For all other VIEs that we consolidate, we recognize the assets and liabilities of the VIE at fair value, and we recognize a gain or loss for the difference between:

•	The sum of the fair value of the consideration paid, the fair value of any noncontrolling interests, and the reported amount of any previously held interests; and

•
The net fair value of the assets and liabilities recognized. Guarantees to consolidated VIEs are eliminated in consolidation and are therefore not separately recognized on our consolidated balance sheets.

When we provide, either to an unconsolidated VIE or to another third party, a guarantee that exposes us to incremental credit risk, we recognize both a guarantee obligation at fair value and the consideration we receive for providing the guarantee, which typically consists of a guarantee asset that represents the fair value of future management and guarantee fees. As a practical expedient, the measurement of the fair value of the guarantee obligation is set equal to the consideration we receive to provide the guarantee, and no gain or loss is recognized upon issuance of the guarantee. Subsequently, we recognize changes in the fair value of the guarantee asset in current period earnings and amortize the guarantee obligation into earnings as we are released from risk under the guarantee. We also recognize a reserve for guarantee losses when it is probable that a loss has been incurred under the guarantee.
The table below represents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

Freddie Mac 2015 Form 10-K	224

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

(in millions)	December 31, 2015	December 31, 2014
Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents	$—	$2
Restricted cash and cash equivalents	14,529	8,532
Securities purchased under agreements to resell	14,840	13,500
Mortgage loans held-for-sale	1,403	—
Mortgage loans held-for-investment	1,625,184	1,558,094
Accrued interest receivable	5,305	5,124
Real estate owned, net	40	44
Other assets	2,591	2,596
Total assets of consolidated VIEs	$1,663,892	$1,587,892
Liabilities:
Accrued interest payable	$4,763	$4,702
Debt, net	1,556,121	1,479,473
Other liabilities	6	1
Total liabilities of consolidated VIEs	$1,560,890	$1,484,176
SECURITIZATION ACTIVITIES

PCs

Single-family PCs are pass-through debt securities that represent undivided beneficial interests in a pool of loans held by a securitization trust. We serve as both administrator and guarantor for all of our single-family PC trusts. As administrator, we have the right to establish servicing terms and direct loss mitigation activities for the loans held by the PC trusts. As guarantor, we guarantee the payment of principal and interest on our single-family PCs in exchange for a management and guarantee fee, and we have the right to purchase delinquent loans from the PC trust to help improve the economic performance of the trust. We absorb all credit losses of the PC trusts through our guarantee of the principal and interest payments.
The economic performance of our single-family PC trusts is most significantly affected by the performance of the underlying loans. Our rights as administrator and guarantor provide us with the power to direct the activities that most significantly affect the performance of the underlying loans. We also have the obligation to absorb losses of our single-family PC trusts that could potentially be significant through our guarantee of principal and interest payments. Accordingly, we concluded that we are the primary beneficiary of our single-family PC trusts and, therefore, consolidate those trusts.
Loans held by our single-family PC trusts are recognized on our consolidated balance sheets as mortgage loans held-for-investment. The corresponding single-family PCs held by third parties are recognized on our consolidated balance sheets as debt, net. We extinguish the outstanding debt securities of the related consolidated trust and recognize gains or losses on debt extinguishment for the difference between the consideration paid and the debt carrying value when we purchase single-family PCs as investments in our mortgage-related investments portfolio. Sales of single-family PCs previously held as investments in our mortgage-related investments portfolio are accounted for as debt issuances.

Freddie Mac 2015 Form 10-K	225

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

See Note 4 and Note 7 for additional information on loans and debt securities of consolidated trusts.
At December 31, 2015 and 2014, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.6 trillion and $1.5 trillion, respectively. During the years ended December 31, 2015 and 2014, we issued approximately $352.6 billion and $257.2 billion, respectively, of guaranteed single-family PCs. Our exposure for guarantees to consolidated securitization trusts is generally equal to the UPB of the loans recorded on our consolidated balance sheets.
Resecuritization Products

We create resecuritization products primarily by using PCs or our previously issued resecuritization products as the underlying collateral. In a typical resecuritization transaction, previously issued PCs or resecuritization products are transferred to a resecuritization trust that issues beneficial interests in the underlying collateral. We establish parameters that define eligibility standards for assets that may be used as collateral for each of our resecuritization programs. Resecuritization products can then be created based on the parameters that we have established. Similar to our PCs, we guarantee the payment of principal and interest to the investors in our resecuritization products. However, because we have already guaranteed the underlying assets, we do not assume any incremental credit risk by issuing these securities. The main types of resecuritization products we create are Giant PCs, REMICs, and Stripped Giant PCs.
Giant PCs
Giant PCs are direct pass-throughs of the cash flows of the underlying collateral, which may be previously issued PCs or Giant PCs. We do not consolidate Giant PCs as their resecuritization does not result in any new or incremental risk to the holders of the securities issued by the resecuritization trust and because we are not exposed to any incremental rights to receive benefits or obligations to absorb losses that could be significant to the resecuritization trust.
Purchases of Giant PCs as investments in our mortgage-related investments portfolio are accounted for as debt extinguishments of a pro-rata portion of the underlying single-family PCs because Giant PCs are considered substantially the same as the underlying single-family PCs. Similarly, sales of Giant PCs previously held as investments in our mortgage-related investments portfolio are accounted for as debt issuances of a pro-rata portion of the underlying single-family PCs.
REMICs and Stripped Giant PCs
REMICs and Stripped Giant PCs are multiclass resecuritizations of the cash flows of the underlying collateral, which may be previously issued PCs, Giant PCs, or other REMICs and Stripped Giant PCs. The activity that most significantly impacts the economic performance of our resecuritization trusts is typically the initial design and structuring of the trust. Substantially all resecuritization trusts are created as part of customer-driven transactions in which an investor or dealer participates in the decisions made during the design and establishment of the trust. As a result, we do not have the unilateral ability to direct the activities of our resecuritization trusts that most significantly impact the economic performance of those trusts. In addition, we do not have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the trusts because we have already provided a guarantee on the underlying assets. As a result, we have concluded that we are not the primary beneficiary of our resecuritization trusts and, therefore, do not consolidate those trusts.

Freddie Mac 2015 Form 10-K	226

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

Because we have already guaranteed the underlying assets, we do not receive any incremental management and guarantee fees in exchange for our guarantee, and, accordingly, we do not recognize any additional guarantee assets, guarantee obligations, or reserves for guarantee losses related to resecuritization trusts. Instead, we receive a one-time transaction fee which represents compensation for both the structuring and creation of the securities and for our ongoing administrative responsibilities to service the securities. We recognize the portion of the transaction fee related to creation of the securities immediately in earnings. We defer the portion of the fee related to ongoing administrative responsibilities and amortize it over the life of the associated trust.
When we purchase a REMIC or Stripped Giant PC as an investment in our mortgage-related investments portfolio, we record the security as an investment in debt securities rather than extinguishment of debt since we are investing in the debt securities of a non-consolidated entity. We do not consolidate REMIC or Stripped Giant PC trusts that we hold as we are not deemed to be the primary beneficiary of the trusts, unless we have the unilateral ability to collapse the trust. Similarly, sales of REMICs or Stripped Giant PCs previously held as investments in our mortgage-related investments portfolio are accounted for as sales of investments in debt securities. See Note 7 for additional information on accounting for investments in debt securities.
K Certificates

In a typical K Certificate transaction, we sell multifamily loans to a non-Freddie Mac securitization trust that issues senior and subordinated securities, and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. In substantially all of these transactions, we guarantee only the senior securities issued by the Freddie Mac securitization trust and do not issue or guarantee the subordinated securities issued by the non-Freddie Mac securitization trust. We receive a management and guarantee fee in exchange for our guarantee. We serve as guarantor of our K Certificate trusts and, from time to time, as master servicer. However, in contrast to single-family PC trusts, the rights to direct loss mitigation activities of the underlying loans and to purchase delinquent loans from the securitization trust are held by the investor in the most subordinate remaining securities issued by the trust, and we do not have any power to direct those activities unless we are the investor in the most subordinate remaining securities.
The economic performance of our K Certificate trusts is most significantly affected by the performance of the underlying loans. Because our rights do not provide us with the power to direct the activities that most significantly affect the performance of the underlying loans, we are not the primary beneficiary of our K Certificate trusts and, therefore, do not consolidate those trusts.
When we sell loans to a K Certificate trust, we derecognize the transferred loans and account for our guarantee to the non-consolidated K Certificate trust. We account for our investments in the beneficial interests issued by non-consolidated K Certificate trusts as investments in debt securities.
During 2015 and 2014, we issued approximately $29.4 billion and $18.3 billion, respectively, of K Certificates for which a guarantee asset and guarantee obligation were recognized.

Freddie Mac 2015 Form 10-K	227

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

Other Securitization Products

We consolidate certain of our other securitization trusts because we have the ability to direct the loss mitigation activities of the underlying loans and we have the obligation to absorb credit losses through our guarantee of the issued securities. As a result, we are the primary beneficiary of single-family other securitization trusts with underlying assets totaling $5.8 billion and $7.4 billion at December 31, 2015 and 2014, respectively. We do not consolidate the other securitization trusts that do not meet these conditions. For those products, we account for our guarantee to the unconsolidated VIE.
OTHER GUARANTEE ACTIVITIES

Other Mortgage-related Guarantees

In certain circumstances, we provide a guarantee of mortgage-related assets held by third parties, in exchange for a management and guarantee fee, without securitizing those assets. These guarantees consist of the following:

•
Long-term standby commitments of single-family loans which obligate us to purchase the covered loans when they become seriously delinquent. Periodically, certain of our customers seek to terminate long-term standby commitments and simultaneously enter into guarantor swap transactions to obtain our PCs backed by many of the same loans. During 2015 and 2014, we guaranteed $4.0 billion and $2.6 billion, respectively, of loans under long-term standby commitments;

•
Guarantees of multifamily housing revenue bonds that were issued by HFAs, including guarantees that require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be marketed. No advances under these guarantees were outstanding at December 31, 2015 and 2014.

•	Guarantees under the TCLFP on securities backed by HFA bonds; however, we no longer had any of these issued guarantees outstanding at December 31, 2015.
Under these arrangements, we account for our guarantee to the counterparty to the transaction but do not recognize the underlying assets on our consolidated balance sheets.
Derivative Instruments

Derivative instruments include written options and written swaptions, and other instruments accounted for as credit derivatives.
We also issued certain REMICs with stated final maturities that are shorter than the stated maturity of the underlying loans. If the underlying loans to these securities have not been purchased by a third party or fully matured as of the stated final maturity date of such securities, we will sponsor an auction of the underlying assets. To the extent that purchase or auction proceeds are insufficient to cover unpaid principal amounts due to investors, we are obligated to fund such principal. Our maximum exposure on these derivative guarantees represents the outstanding UPB of the issued securities.

Freddie Mac 2015 Form 10-K	228

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See Note 15 for information on ongoing litigation. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at December 31, 2015 and 2014.
VIEs FOR WHICH WE ARE NOT THE PRIMARY BENEFICIARY

Our involvement with VIEs for which we are not the primary beneficiary takes one or both of two forms - purchasing an investment in these entities or providing a guarantee to these entities. Our maximum exposure to loss for those VIEs in which we have purchased an investment is calculated as the maximum potential charge that we would recognize in earnings if that investment were to become worthless. Our maximum exposure to loss for those VIEs for which we have provided a guarantee represents the contractual amounts that could be lost under the guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements. We do not believe the maximum exposure to loss disclosed in the table below is representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation, including possible recoveries under credit enhancement arrangements.
The following table presents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in unconsolidated VIEs with which we were involved in the design and creation and have a significant continuing involvement, as well as our maximum exposure to loss.

	December 31, 2015	December 31, 2014
(in millions)	Freddie Mac Securities(1)
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Investments in securities	$49,040	$56,568
Accrued interest receivable	200	236
Other assets	1,232	914
Liabilities:
Other liabilities	(1,230)	(1,005)
Maximum Exposure to Loss	$114,193	$87,529
Total Assets of Non-Consolidated VIEs	$134,900	$103,253

(1)
Freddie Mac securities include our variable interests in REMICs and Stripped Giant PCs, K Certificates, and other securitization products that we do not consolidate. Our maximum exposure to loss includes the guaranteed UPB of assets held by the non-consolidated VIEs related to K Certificates and other securitization products. Our maximum exposure to loss excludes investments in REMICs and Stripped Giant PCs, because we already consolidate the collateral of these trusts on our consolidated balance sheets.

We also obtain interests in various other VIEs created by third parties through the normal course of business, such as through our investments in non-Freddie Mac mortgage-related securities, purchases of multifamily loans, guarantees of multifamily housing revenue bonds, as a derivative counterparty, or

Freddie Mac 2015 Form 10-K	229

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

through other activities. We were not involved in the design or creation of these entities and our continuing involvement is typically passive in nature and does not provide us with the power to direct the activities that most significantly impact the economic performance of these entities. As a result, we do not consolidate these VIEs and we account for our interests in the VIEs in the same manner that we account for our interests in other third-party transactions. See Note 6 for additional information regarding our investments in non-Freddie Mac mortgage-related securities. See Note 4 for more information regarding multifamily loans.
FINANCIAL GUARANTEES

The table below shows our maximum potential exposure, recognized liability, and maximum remaining term of our recognized financial guarantees to unconsolidated VIEs and other third parties. This table does not include our unrecognized financial guarantees, such as guarantees to consolidated VIEs or to resecuritization trusts that do not expose us to incremental credit risk. The maximum exposure disclosed in the table is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation.

	December 31, 2015			December 31, 2014
(dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
K Certificates and other securitization products	$114,193	$1,136	40	$87,529	$861	39
Other mortgage-related guarantees	13,067	596	38	26,147	772	39
Derivative instruments	17,894	151	30	21,336	154	31

(1)
The maximum exposure represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged.

(2)
For K Certificates, other securitization products, and other mortgage-related guarantees, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $76 million and $126 million as of December 31, 2015 and 2014, respectively, and is included within other liabilities on our consolidated balance sheets.

CREDIT ENHANCEMENTS

For many of the loans underlying our single-family PCs, other securitization products, and other mortgage related guarantees, we obtained credit enhancements from third parties covering a portion of our credit risk exposure. See Note 4 for information about credit enhancements on loans.

Freddie Mac 2015 Form 10-K	230

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

In connection with the securitization activities of the Multifamily segment, we have various forms of credit protection. The most prevalent type is subordination, primary through our K Certificates. Through subordination, we mitigate our credit risk exposure by structuring our securities to sell the vast majority of expected credit losses to private investors who purchase the subordinate tranches, as shown in the table below.

	UPB at		Maximum Coverage(1) at
(in millions)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
K Certificates	$101,473	$75,541	$18,453	$13,576
Other securitization products	7,026	5,496	1,477	1,495
Total	$108,499	$81,037	$19,930	$15,071

(1)
For K Certificates, this represents the UPB of the securities that are subordinate to our guarantee. For other securitization products, this represents the remaining amount of loss recovery that is available subject to the terms of the counterparty agreement or the UPB of securities that are subordinate to our guarantee.

Freddie Mac 2015 Form 10-K	231

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES
The table below provides details of the loans on our consolidated balance sheets as of December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
(in millions)	Held by Freddie Mac	Held by consolidated trusts	Total	Held by Freddie Mac	Held by consolidated trusts	Total
Held-for sale:
Single-family	$6,045	$1,702	$7,747	$—	$—	$—
Multifamily	19,582	—	19,582	12,111	—	12,111
Total UPB	25,627	1,702	27,329	12,111	—	12,111
Cost basis and fair value adjustments, net	(2,038)	(299)	(2,337)	257	—	257
Total held-for-sale loans	23,589	1,403	24,992	12,368	—	12,368
Held-for-investment:
Single-family	90,532	1,597,590	1,688,122	111,516	1,534,356	1,645,872
Multifamily	29,505	1,711	31,216	40,845	524	41,369
Total UPB	120,037	1,599,301	1,719,338	152,361	1,534,880	1,687,241
Cost basis adjustments	(3,465)	28,659	25,194	(3,366)	26,098	22,732
Allowance for loan losses	(12,555)	(2,776)	(15,331)	(18,877)	(2,884)	(21,761)
Total held-for-investment loans	104,017	1,625,184	1,729,201	130,118	1,558,094	1,688,212
Total loans, net	$127,606	$1,626,587	$1,754,193	$142,486	$1,558,094	$1,700,580
We own both single-family loans, which are secured by one to four unit residential properties, and multifamily loans, which are secured by properties with five or more residential rental units. Our single-family loans are predominantly first lien, fixed-rate loans secured by the borrower’s primary residence.
Upon acquisition, we classify a loan as either held-for-sale or held-for-investment. Loans that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment. Loans that we intend to securitize using an entity we will consolidate are classified as held-for-investment both prior to and subsequent to their securitization. Otherwise, they will be classified as held-for-sale. Held-for-investment loans are reported in our consolidated balance sheets at their outstanding UPB, net of deferred fees and other cost basis adjustments (including unamortized premiums and discounts, delivery fees and other pricing adjustments).
Loans not classified as held-for-investment are classified as held-for-sale. Held-for-sale loans are reported at lower-of-cost-or-fair-value on our consolidated balance sheets. Any excess of a held-for-sale loan’s cost over its fair value is recognized as a valuation allowance in other income on our consolidated statements of comprehensive income, with changes in this valuation allowance also being recorded in other income. Premiums, discounts, and other cost basis adjustments (including lower-of-cost-or-fair value adjustments) on single-family loans classified as held-for-sale are deferred and not amortized. We elected the fair value option for certain multifamily loans that we intend to securitize and sell to investors. Therefore, these multifamily loans are measured at fair value on a recurring basis, with subsequent gains or losses related to changes in fair value reported in other income in our consolidated statements of comprehensive income.
Cash flows related to loans originally classified as held-for-investment are classified as either investing activities (e.g., principal repayments) or operating activities (e.g., interest payments received from borrowers included within net income (loss)). Cash flows related to loans originally classified as held-for-sale are classified as operating activities.

Freddie Mac 2015 Form 10-K	232

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

During 2015 and 2014, we purchased $346.5 billion and $252.7 billion, respectively, in UPB of single-family loans, and $4.4 billion and $2.4 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment.
Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates. During 2015 and 2014, we sold $36.1 billion and $21.3 billion, respectively, of held-for-sale multifamily loans. See Note 3 for more information on our issuances of K Certificates.
In connection with our efforts to sell certain of our single-family loans, we reclassified $13.6 billion and $0.7 billion in UPB of loans from held-for-investment to held-for-sale in 2015 and 2014, respectively. We also reclassified $2.1 billion and $0.2 billion of multifamily loans from held-for-investment to held-for-sale in 2015 and 2014, respectively. For additional information regarding the fair value of our loans classified as held-for-sale, see Note 14.
INTEREST INCOME

We recognize interest income on an accrual basis except when we believe the collection of principal and interest in full is not reasonably assured, which generally occurs when a loan is three monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment. A loan is considered past due if a full payment of principal and interest is not received within one month of its due date.
Cost basis adjustments on held-for-investment loans are amortized into interest income over the contractual lives of the loans using the effective interest method.
A non-accrual loan may be returned to accrual status when the collectability of principal and interest in full is reasonably assured. For single-family loans, we determine that collectability is reasonably assured when we have received payment of principal and interest such that the loan becomes less than three monthly payments past due. For multifamily loans, the collectability of principal and interest is considered reasonably assured based on an analysis of the factors specific to the loan being assessed. Upon a loan’s return to accrual status, all previously reversed interest income is recognized and amortization of any basis adjustments into interest income is resumed.
CREDIT QUALITY

The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding loan. A second-lien loan also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second loans. As of December 31, 2015 and 2014, based on data collected by us at loan delivery, approximately 13% and 14%, respectively, of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first loan. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 13.

Freddie Mac 2015 Form 10-K	233

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

We discontinued our purchases of Alt-A, interest-only, and option ARM loans a number of years ago. For reporting purposes:

•
Loans within the Alt-A category continue to be presented in that category following modification, even though the borrower may have provided full documentation of assets and income to complete the modification; and

•	Loans within the option ARM category continue to be presented in that category following modification, even though the modified loan no longer provides for optional payment provisions.
The table below presents the recorded investment of single-family held-for-investment loans by current LTV ratios. Our current LTV ratios are estimates based on available data through the end of each respective period presented.

	As of December 31, 2015				As of December 31, 2014
	Current LTV Ratio				Current LTV Ratio
(in millions)	≤ 80	> 80 to 100	> 100(1)	Total	≤ 80	> 80 to 100	> 100(1)	Total
20 and 30-year or more, amortizing fixed-rate(2)	$1,020,227	$242,948	$50,893	$1,314,068	$911,071	$258,126	$85,398	$1,254,595
15-year amortizing fixed-rate(2)	271,456	12,400	1,754	285,610	265,098	14,101	3,338	282,537
Adjustable-rate	59,724	5,055	249	65,028	60,463	6,701	709	67,873
Alt-A, interest-only, and option ARM	27,014	13,124	8,485	48,623	28,935	18,232	16,448	63,615
Total single-family loans	$1,378,421	$273,527	$61,381	$1,713,329	$1,265,567	$297,160	$105,893	$1,668,620

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 6.03% and 9.01% as of December 31, 2015 and 2014, respectively.

(2)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of December 31, 2015 and 2014, we have categorized UPB of approximately $38.3 billion and $42.3 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of modification rather than at a subsequent date.

The following table presents the recorded investment in our multifamily held-for-investment loans, by credit quality indicator as of December 31, 2015 and 2014. The multifamily credit quality indicator is based on available data through the end of each period presented. These indicators involve significant management judgment.

(in millions)	December 31, 2015	December 31, 2014
Credit risk profile by internally assigned grade:(1)
Pass	$29,660	$38,518
Special mention	1,135	1,805
Substandard	408	1,030
Doubtful	—	—
Total	$31,203	$41,353

(1)
A loan categorized as: "Pass" is current and adequately protected by the current financial strength and debt service capacity of the borrower; "Special mention" has signs of potential financial weakness; "Substandard" has a well-defined weakness that jeopardizes the timely full repayment; and "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac 2015 Form 10-K	234

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

MORTGAGE LOAN PERFORMANCE

The following table presents the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.

	December 31, 2015
(in millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,280,247	$16,178	$5,037	$12,606	$1,314,068	$12,603
15-year amortizing fixed-rate	284,137	935	183	355	285,610	355
Adjustable-rate	64,326	359	88	255	65,028	255
Alt-A, interest-only, and option ARM	43,543	1,962	714	2,404	48,623	2,403
Total single-family	1,672,253	19,434	6,022	15,620	1,713,329	15,616
Total multifamily	31,203	—	—	—	31,203	170
Total single-family and multifamily	$1,703,456	$19,434	$6,022	$15,620	$1,744,532	$15,786

	December 31, 2014
(in millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,207,826	$17,516	$5,817	$23,436	$1,254,595	$23,433
15-year amortizing fixed-rate	280,629	1,010	216	682	282,537	682
Adjustable-rate	66,737	406	118	612	67,873	612
Alt-A, interest-only, and option ARM	53,251	2,368	948	7,048	63,615	7,045
Total single-family	1,608,443	21,300	7,099	31,778	1,668,620	31,772
Total multifamily	41,335	7	11	—	41,353	385
Total single-family and multifamily	$1,649,778	$21,307	$7,110	$31,778	$1,709,973	$32,157

(1)	Includes $7.0 billion and $17.9 billion of loans that were in the process of foreclosure as of December 31, 2015 and 2014, respectively.
We have the option under our PC master trust agreement to remove loans that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more.
When we remove loans from PC trusts, we record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts and we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to mortgage loans held-for-investment by Freddie Mac. We removed $8.4 billion and $11.2 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other mortgage-related guarantees) during the years ended December 31, 2015 and 2014, respectively.

Freddie Mac 2015 Form 10-K	235

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.

(dollars in millions)	December 31, 2015	December 31, 2014
Single-family:(1)
Non-credit-enhanced portfolio
Serious delinquency rate	1.30%	1.74%
Total number of seriously delinquent loans	105,071	150,300
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	2.06%	3.10%
Total number of seriously delinquent loans	27,813	38,595
Other credit protection:(3)
Serious delinquency rate	0.58%	1.21%
Total number of seriously delinquent loans	9,422	12,175
Total single-family:
Serious delinquency rate	1.32%	1.88%
Total number of seriously delinquent loans	141,255	200,069
Multifamily:(4)
Non-credit-enhanced portfolio:
Delinquency rate	0.03%	0.02%
UPB of delinquent loans	$19	$11
Credit-enhanced portfolio:
Delinquency rate	0.02%	0.05%
UPB of delinquent loans	$20	$44
Total Multifamily:
Delinquency rate	0.02%	0.04%
UPB of delinquent loans	$39	$55

(1)
Serious delinquencies on single-family loans underlying certain REMICs, other securitization products, and other mortgage-related guarantees may be reported on a different schedule due to variances in industry practice.

(2)	The credit enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit protection.

(3)
Consists of single-family loans covered by financial arrangements (other than primary mortgage insurance) that are designed to reduce our credit risk exposure. See "Credit Protection and Other Forms of Credit Enhancement" for more information.

(4)	Multifamily delinquency performance is based on UPB of loans that are two monthly payments or more past due or those in the process of foreclosure.
We continue to implement a number of initiatives to refinance and modify single-family loans, including the MHA Program. Our implementation of the MHA Program includes HAMP. As part of these initiatives, we pay various incentives to servicers and borrowers. Except as described below, we bear the full costs associated with these loan workout and foreclosure alternatives on loans that we own or guarantee, including the cost of any monthly payment reductions. In January 2015, FHFA instructed us to implement a new $5,000 incentive for eligible borrowers who remain in good standing on their HAMP modified mortgage loans through the sixth anniversary of their modification. Treasury will pay the $5,000 incentive for certain of our eligible HAMP modified mortgage loans, and we will bear the cost of the $5,000 incentive on our other eligible HAMP modified mortgage loans. The MHA Program also includes an initiative to allow loans currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for the loan (i.e., our relief refinance initiative, which is our implementation of HARP). HAMP and HARP will end in December 2016.

Freddie Mac 2015 Form 10-K	236

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

LOAN LOSS RESERVES

The loan loss reserves represent estimates of probable incurred credit losses. We recognize probable incurred losses by recording a charge to the provision for credit losses in our consolidated statements of comprehensive income. The loan loss reserves include:

•	Our allowance for loan losses, which pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets; and

•	Our reserve for guarantee losses, which pertains to single-family and multifamily loans underlying our K Certificates, other securitization products, and other mortgage-related guarantees.
A significant portion of the unsecuritized single-family loans on our consolidated balance sheets are seriously delinquent and/or TDR loans that we previously removed from our PC pools. These seriously delinquent and TDR loans typically have a higher associated allowance for loan loss than loans that remain in consolidated trusts.

Freddie Mac 2015 Form 10-K	237

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

The table below presents our loan loss reserves activity.

	Year Ended December 31,
	2015				2014
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
(in millions)	Held by Freddie Mac	Held By Consolidated Trusts		Total	Held by Freddie Mac	Held By Consolidated Trusts		Total
Single-family:
Beginning balance	$18,800	$2,884	$109	$21,793	$21,487	$3,006	$85	$24,578
Provision (benefit) for credit losses	(2,763)	169	(45)	(2,639)	(864)	947	30	113
Charge-offs	(4,696)	(367)	(8)	(5,071)	(4,510)	(376)	(6)	(4,892)
Recoveries	703	14	—	717	998	260	—	1,258
Transfers, net(1)	473	75	—	548	1,689	(953)	—	736
Ending balance	$12,517	$2,775	$56	$15,348	$18,800	$2,884	$109	$21,793
Multifamily:
Beginning balance	$77	$—	$17	$94	$125	$—	$26	$151
Provision (benefit) for credit losses	(29)	—	3	(26)	(46)	—	(9)	(55)
Charge-offs	(9)	—	—	(9)	(3)	—	—	(3)
Recoveries	—	—	—	—	1	—	—	1
Transfers, net(1)	(1)	1	—	—	—	—	—	—
Ending balance	$38	$1	$20	$59	$77	$—	$17	$94
Total:
Beginning balance	$18,877	$2,884	$126	$21,887	$21,612	$3,006	$111	$24,729
Provision (benefit) for credit losses	(2,792)	169	(42)	(2,665)	(910)	947	21	58
Charge-offs	(4,705)	(367)	(8)	(5,080)	(4,513)	(376)	(6)	(4,895)
Recoveries	703	14	—	717	999	260	—	1,259
Transfers, net(1)	472	76	—	548	1,689	(953)	—	736
Ending balance	$12,555	$2,776	$76	$15,407	$18,877	$2,884	$126	$21,887

Ratio of total loan loss reserves (excluding reserves for TDR concessions) to net charge-offs for single-family loans				3.0				2.5
Ratio of total loan loss reserves to net charge-offs for single-family loans				9.2				5.2

(1)
For the years ended December 31, 2015 and 2014, consists of approximately $0.5 billion and $0.7 billion, respectively, attributable to capitalization of past due interest on modified loans. Also includes amounts associated with reclassified single-family reserves related to our removal of loans previously held by consolidated trusts, net of reclassifications for single-family loans subsequently resecuritized after such removal.

Loan Loss Reserves Determined on a Collective Basis

Single-Family Loans
We estimate loan loss reserves on homogeneous pools of single-family loans using a model that evaluates a variety of factors affecting collectability. The homogeneous pools of single-family loans are determined based on common underlying characteristics, including current LTV ratios, trends in home prices, loan product type, and geographic region.
We rely upon third-parties to service our loans. At loan delivery, the seller provides us with loan data, which includes characteristics and underwriting information. Each subsequent month, the servicers provide us with monthly loan level servicing data, including delinquency and loss information.
Our single-family loan loss reserve default models produce estimates based on 12 months of loan level

Freddie Mac 2015 Form 10-K	238

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

performance data, which includes a history of delinquency, foreclosures, foreclosure alternatives and modifications. Our loan loss reserve estimate includes projections of:

•	Loss mitigation activities, including loan modifications for troubled borrowers and the incidence of redefault we have experienced on similar loans that have completed a loan modification;

•	Recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of loan origination; and

•	Defaults we believe are likely to occur as a result of loss events that have occurred through the respective balance sheet date.
These projections are based on our recent historical experience and current business practices and require significant management judgment. We monitor our projections of recoveries through seller/servicer repurchases to ensure that these projections are reasonable and consistent with our assessment of the credit capacity of our seller/servicer counterparties. We validate and update our models and factors to capture changes in actual loss experience, as well as the effects of changes in underwriting practices and in our loss mitigation strategies. In determining our loan loss reserves, we also consider macroeconomic and other factors that affect the quality of the loans underlying our portfolio, including regional housing trends, applicable home price indices, unemployment and employment dislocation trends, the effects of changes in government policies and programs, consumer credit statistics, and the extent of third-party insurance.
Our single-family loan loss reserve severity is based on the repeat housing sales index and actual REO dispositions, short sales and third-party sales that incorporate the most recent:

•	Six months of sales experience realized on our distressed property dispositions; and

•	Twelve months of pre-foreclosure expenses on our distressed properties, including REO, short sales, and third-party sales.
Our single-family loan loss severity estimate also captures expectations about recoveries from primary mortgage insurance or from seller/servicers due to repurchases. We use historical trends in home prices in our single-family loan loss reserve process, primarily through the use of current LTV ratios in our default models and through the use of recent home price sales experience in our severity estimate. However, we do not use a forecast of trends in home prices in our single-family loan loss reserve process.
For loans where foreclosure is probable, we measure impairment based upon an estimate of the fair value of the underlying collateral less estimated disposition costs. Our estimate also considers the effect of historical home price changes on borrower behavior.
We apply proceeds from primary mortgage insurance and from other credit enhancements, including repurchase recoveries, entered into contemporaneously with, and in contemplation of, a guarantee or loan purchase transaction as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds received in excess of our recorded investment in charged-off loans are recorded as a decrease to REO operations expense in our consolidated statements of comprehensive income. We record benefits related to most of our credit enhancements (e.g., primary mortgage insurance and certain ACIS insurance policies) when realization of our claims is deemed probable. We record benefits for certain of our other credit enhancements (e.g., certain STACR debt notes and whole loan securities) when the realized loss event occurs. We generally record repurchase recoveries on a cash basis due to the uncertainty of the timing and amount of collections of such

Freddie Mac 2015 Form 10-K	239

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

recoveries.
Multifamily Loans
Multifamily loans evaluated collectively for impairment are aggregated into book year vintages and measured by benchmarking published historical commercial loan data to those vintages based upon available economic data related to multifamily real estate, including apartment vacancy and rental rates.
Loan Loss Reserves Determined on an Individual Basis

We consider a loan to be impaired when, based on current information, it is probable that we will not receive all amounts due (including both principal and interest) in accordance with the contractual terms of the original loan agreement.
Single-family loans individually evaluated for impairment include TDRs, as well as loans acquired under our financial guarantees with deteriorated credit quality prior to 2010. Multifamily loans individually evaluated for impairment include TDRs, loans three monthly payments or more past due, and loans that are impaired based on management judgment.
Troubled Debt Restructurings
A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. A concession is deemed granted when, as a result of the restructuring, we do not expect to collect all amounts due, including interest accrued, at the original contractual interest rate. As appropriate, we also consider other qualitative factors in determining whether a concession is deemed granted, including whether the borrower’s modified interest rate is consistent with that of a non-troubled borrower. We do not consider restructurings that result in an insignificant delay in payment to be a concession. We generally consider a delay in monthly amortizing payments of three months or less to be insignificant. A concession typically includes one or more of the following being granted to the borrower:

•	A trial period where the expected permanent modification will change our expectation of collecting all amounts due at the original contract rate;

•	A delay in payment that is more than insignificant;

•	A reduction in the contractual interest rate;

•	Interest forbearance for a period of time that is more than insignificant or forgiveness of accrued but uncollected interest amounts;

•	Principal forbearance that is more than insignificant; and

•	Discharge of the borrower’s obligation in Chapter 7 bankruptcy.

Freddie Mac 2015 Form 10-K	240

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the years ended December 31, 2015 and 2014, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

	Year Ended December 31,
	2015		2014
(dollars in millions)	Number of Mortgage Loans	Post-TDR Recorded Investment	Number of Mortgage Loans	Post-TDR Recorded Investment
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	46,641	$6,627	68,186	$10,172
15-year amortizing fixed-rate	5,806	419	7,189	528
Adjustable-rate	1,335	195	1,849	285
Alt-A, interest-only, and option ARM	7,143	1,146	9,112	1,865
Total single-family	60,925	8,387	86,336	12,850
Multifamily	1	30	2	15
Total	60,926	$8,417	86,338	$12,865

(1)	The pre-TDR recorded investment for single-family loans initially classified as TDR during the years ended December 31, 2015 and 2014 was $8.4 billion and $12.8 billion, respectively.
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification.

	Year Ended December 31,
	2015		2014
(dollars in millions)	Number of Mortgage Loans	Post-TDR Recorded Investment(1)	Number of Mortgage Loans	Post-TDR Recorded Investment(1)
Single-family:
20 and 30-year or more, amortizing fixed-rate	18,478	$3,036	19,101	$3,384
15-year amortizing fixed-rate	900	72	645	62
Adjustable-rate	335	55	332	61
Alt-A, interest-only, and option ARM	1,955	435	2,357	564
Total single-family	21,668	$3,598	22,435	$4,071
Multifamily	—	$—	—	$—
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During the years ended December 31, 2015 and 2014, 9,492 and 9,538, respectively, of such loans (with a post-TDR recorded investment of $1.2 billion and $1.4 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During the years ended December 31, 2015 and 2014, 2,196 and 4,206, respectively, of such loans (with a post-TDR

Freddie Mac 2015 Form 10-K	241

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

recorded investment of $0.3 billion and $0.6 billion, respectively) experienced a payment default within a year after the borrowers' Chapter 7 bankruptcy.
Single-Family Loans
Impairment of a single-family loan having undergone a TDR is generally measured as the excess of our recorded investment in the loan over the present value of the expected future cash flows, discounted at the loan’s original effective interest rate for fixed-rate loans, or at the loan’s effective interest rate prior to the restructuring for ARM loans. Our expectation of future cash flows incorporates, among other items, an estimated probability of default which is based on a number of market factors as well as the characteristics of the loan, such as past due status. Subsequent to the restructuring date, interest income is recognized at the modified interest rate, subject to our non-accrual policy as discussed in “Interest Income” above, with all other changes in the present value of expected future cash flows being recognized as a component of the provision for credit losses in our consolidated statements of comprehensive income. If we determine that foreclosure on the underlying collateral is probable, we measure impairment based upon the fair value of the collateral, as reduced by estimated disposition costs and adjusted for estimated proceeds from insurance and similar sources.
During 2015, approximately 43% of completed single-family loan modifications that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions and approximately 16% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During 2015, the average term extension was 189 months and the average interest rate reduction was 0.9% on completed single-family loan modifications classified as TDRs.
Substantially all of our completed single-family loan modifications classified as a TDR during 2015 resulted in a modified loan with a fixed interest rate. However, many of these fixed-rate loans include provisions for the reduced interest rates to remain fixed for the first five years of the modification and then increase at a rate of up to one percent per year until the interest rate has been adjusted to the market rate that was in effect at the time of the modification.
Multifamily Loans
Multifamily impaired loans include TDRs, loans three monthly payments or more past due, and loans that are deemed impaired based on management judgment. Factors considered by management in determining whether a loan is impaired include the underlying property’s operating performance as represented by its current DSCR, available credit enhancements, current LTV ratio, management of the underlying property, and the property’s geographic location.
Multifamily loans are generally measured individually for impairment based on the fair value of the underlying collateral, as reduced by estimated disposition costs, as the repayment of these loans is generally provided from the cash flows of the underlying collateral and any associated credit-enhancement. Except for cases of fraud and certain other types of borrower defaults, most multifamily loans are non-recourse to the borrower. As a result, the cash flows of the underlying property (including any associated credit enhancements) serve as the source of funds for repayment of the loan. Interest income recognition on multifamily impaired loans is subject to our non-accrual policy as discussed in “Interest Income” above.
The assessment as to whether a multifamily loan restructuring is considered a TDR contemplates the unique facts and circumstances of each loan. This assessment considers qualitative factors such as

Freddie Mac 2015 Form 10-K	242

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

whether the borrower’s modified interest rate is consistent with that of a borrower having a similar credit profile at the time of modification. In certain cases, for maturing loans we may provide short-term loan extensions of up to one year with no changes to the effective borrowing rate. In other cases, we may make more significant modifications of terms for borrowers experiencing financial difficulty, such as reducing the interest rate, extending the maturity for longer than one year, providing principal forbearance, or some combination of these terms.
Impaired Loans
The tables below present our recorded investment in individually impaired loans and the related allowance for loan losses.

	Balance at December 31, 2015				For the Year Ended December 31, 2015
(in millions)	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
Single-family —
With no specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	$4,957	$3,724	N/A	$3,724	$3,381	$387	$11
15-year amortizing fixed-rate	45	38	N/A	38	41	8	—
Adjustable-rate	194	191	N/A	191	112	4	—
Alt-A, interest-only, and option ARM	1,370	1,033	N/A	1,033	844	83	2
Total with no specific allowance recorded	6,566	4,986	N/A	4,986	4,378	482	13
With specific allowance recorded:(3)
20 and 30-year or more, amortizing fixed-rate	72,886	71,215	$(11,245)	59,970	73,530	2,558	308
15-year amortizing fixed-rate	975	978	(21)	957	1,033	47	11
Adjustable-rate	518	510	(28)	482	632	19	4
Alt-A, interest-only, and option ARM	14,409	13,839	(2,725)	11,114	14,958	422	55
Total with specific allowance recorded	88,788	86,542	(14,019)	72,523	90,153	3,046	378
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	77,843	74,939	(11,245)	63,694	76,911	2,945	319
15-year amortizing fixed-rate	1,020	1,016	(21)	995	1,074	55	11
Adjustable-rate	712	701	(28)	673	744	23	4
Alt-A, interest-only, and option ARM	15,779	14,872	(2,725)	12,147	15,802	505	57
Total single-family	$95,354	$91,528	$(14,019)	$77,509	$94,531	$3,528	$391
Multifamily —
With no specific allowance recorded(2)	$341	$333	N/A	$333	$660	$25	$9
With specific allowance recorded	149	142	$(21)	121	235	8	5
Total multifamily	$490	$475	$(21)	$454	$895	$33	$14
Total single-family and multifamily	$95,844	$92,003	$(14,040)	$77,963	$95,426	$3,561	$405

Freddie Mac 2015 Form 10-K	243

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

	Balance at December 31, 2014				For the Year Ended December 31, 2014
(in millions)	UPB	Recorded Investment	Associated Allowance	Net Investment	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
Single-family —
With no specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	$6,041	$4,007	N/A	$4,007	$3,727	$376	$33
15-year amortizing fixed-rate	63	44	N/A	44	39	10	1
Adjustable rate	27	22	N/A	22	17	1	—
Alt-A, interest-only, and option ARM	1,717	1,168	N/A	1,168	1,133	81	6
Total with no specific allowance recorded	7,848	5,241	N/A	5,241	4,916	468	40
With specific allowance recorded:(3)
20 and 30-year or more, amortizing fixed-rate	77,798	76,708	$(14,051)	62,657	75,773	2,357	279
15-year amortizing fixed-rate	1,226	1,233	(40)	1,193	1,242	54	10
Adjustable rate	868	866	(65)	801	881	23	6
Alt-A, interest-only, and option ARM	16,734	16,335	(3,681)	12,654	16,476	380	58
Total with specific allowance recorded	96,626	95,142	(17,837)	77,305	94,372	2,814	353
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	83,839	80,715	(14,051)	66,664	79,500	2,733	312
15-year amortizing fixed-rate	1,289	1,277	(40)	1,237	1,281	64	11
Adjustable rate	895	888	(65)	823	898	24	6
Alt-A, interest-only, and option ARM	18,451	17,503	(3,681)	13,822	17,609	461	64
Total single-family	$104,474	$100,383	$(17,837)	$82,546	$99,288	$3,282	$393
Multifamily —
With no specific allowance recorded(2)	$440	$431	N/A	$431	$659	$29	$9
With specific allowance recorded	480	471	$(52)	419	535	26	16
Total multifamily	$920	$902	$(52)	$850	$1,194	$55	$25
Total single-family and multifamily	$105,394	$101,285	$(17,889)	$83,396	$100,482	$3,337	$418

(1)	Consists of income recognized during the period related to loans on non-accrual status.

(2)
Individually impaired loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

(3)	Consists primarily of loans classified as TDRs.

Freddie Mac 2015 Form 10-K	244

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

The table below presents our allowance for loan losses and our recorded investment in loans, held-for-investment, by impairment evaluation methodology.

	December 31, 2015			December 31, 2014
(in millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,621,801	$30,728	$1,652,529	$1,568,237	$40,451	$1,608,688
Individually evaluated	91,528	475	92,003	100,383	902	101,285
Total recorded investment	1,713,329	31,203	1,744,532	1,668,620	41,353	1,709,973
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,273)	(18)	(1,291)	(3,847)	(25)	(3,872)
Individually evaluated	(14,019)	(21)	(14,040)	(17,837)	(52)	(17,889)
Total ending balance of the allowance	(15,292)	(39)	(15,331)	(21,684)	(77)	(21,761)
Net investment in loans	$1,698,037	$31,164	$1,729,201	$1,646,936	$41,276	$1,688,212
A significant number of unsecuritized single-family loans on our consolidated balance sheets are individually evaluated for impairment while substantially all single-family loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 10.8% and 12.7% of the recorded investment in such loans at December 31, 2015 and 2014, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The ending balance of the allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both December 31, 2015 and 2014.
CREDIT PROTECTION AND OTHER FORMS OF CREDIT ENHANCEMENT

In connection with many of our single-family loans and other mortgage-related guarantees, we have various forms of credit protection.
The table below presents the UPB of single-family loans on our consolidated balance sheets or underlying certain of our financial guarantees with credit protection and the maximum amounts of potential loss recovery by type of credit protection.

	UPB(1) at		Maximum Coverage(1)(2) at
(in millions)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Primary mortgage insurance	$257,063	$227,495	$65,760	$57,938
Other credit protection:
STACR debt note and ACIS transactions(3)	241,450	144,272	14,916	6,657
Lender recourse and indemnifications	6,339	6,527	5,396	6,092
Pool insurance(4)	1,706	2,284	753	947
HFA indemnification	2,599	3,357	2,599	3,324
Subordination	3,021	2,377	336	339
Other credit enhancements	15	20	10	18
Total	$512,193	$386,332	$89,770	$75,315

Freddie Mac 2015 Form 10-K	245

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

(1)
Except for the majority of our single-family credit risk transfer transactions, our credit enhancements generally provide protection for the first, or initial, credit losses associated with the related loans. Excludes: (a) FHA/VA and other governmental loans; (b) purchased credit protection associated with $8.3 billion and $9.8 billion in UPB of single-family loans underlying other securitization products as of December 31, 2015 and 2014, respectively; and (c) repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards. The UPB of single-family loans covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA and USDA) was $3.2 billion and $3.6 billion as of December 31, 2015, and December 31, 2014, respectively.

(2)
Except for subordination, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements. For subordination, this represents the UPB of the securities that are subordinate to our guarantee, which could provide protection by absorbing first losses.

(3)
Excludes $87.4 billion and $48.3 billion in UPB at December 31, 2015 and 2014, respectively, where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the outstanding balance of STACR debt notes held by third parties as well as the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

(4)	Excludes approximately $0.6 billion and $0.9 billion in UPB at December 31, 2015 and 2014, respectively, where the related loans are also covered by primary mortgage insurance.
Primary mortgage insurance and credit risk transfers are the most prevalent types of credit enhancement protecting our single-family credit guarantee portfolio. Pool insurance contracts provide insurance on a group of mortgage loans up to a stated aggregate loss limit. We have not purchased pool insurance on single-family mortgage loans since March 2008. For information about counterparty risk associated with mortgage insurers, see Note 13.
Our credit risk transfer transactions provide credit enhancement by transferring a portion of credit losses on single-family mortgage loans to third-party investors and insurers. The value of these transactions to us is dependent on various economic scenarios, and we will primarily benefit from these transactions if we experience significant mortgage loan defaults.
NON-CASH INVESTING AND FINANCING ACTIVITIES

During the years ended December 31, 2015, 2014, and 2013, we acquired $237.5 billion, $187.1 billion, and $340.9 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. These guarantor swap transactions in 2015 included approximately $11.6 billion of loans received from sellers to satisfy advances that were recorded in other assets on our consolidated balance sheets.

Freddie Mac 2015 Form 10-K	246

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

NOTE 5: REAL ESTATE OWNED
The table below provides a summary of the change in the carrying value of our combined single-family and multifamily REO balances. For the periods presented in the table below, the weighted average holding period for our disposed properties was less than one year.

	Year Ended December 31,
(in millions)	2015	2014	2013
Beginning balance — REO	$2,684	$4,602	$4,407
Additions	2,243	4,110	6,498
Dispositions	(3,145)	(6,028)	(6,303)
Ending balance — REO	1,782	2,684	4,602
Beginning balance, valuation allowance	(126)	(51)	(29)
Change in valuation allowance	69	(75)	(22)
Ending balance, valuation allowance	(57)	(126)	(51)
Ending balance — REO, net	$1,725	$2,558	$4,551
We obtain REO properties when we are the highest bidder at foreclosure sales of properties that secure single-family and multifamily loans owned by us or when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process (i.e., deed in lieu of foreclosure). Upon acquiring single-family properties, we evaluate their marketability, including determining an estimated market value, and then select an appropriate disposition path (e.g., listing for sale with a real estate broker, or auction). However, certain jurisdictions require a period of time after foreclosure during which the borrower may reclaim the property. During the period when the borrower may reclaim the property, or we are completing the eviction process, we are not able to market the property and this extends our holding period for these properties. Upon acquiring multifamily properties, we may operate them using third-party property management firms for a period of time to stabilize value and then sell the properties through commercial real estate brokers.
REO is initially recorded at fair value less estimated costs to sell and is subsequently carried at the lower of cost or fair value less estimated costs to sell. When we acquire REO, losses arise when the recorded investment in the loan (including accrued interest) exceeds the fair value of the foreclosed property, net of estimated costs to sell and expected recoveries through credit enhancements. Losses are charged off against the allowance for loan losses at the time of REO acquisition. REO gains arise and are recognized immediately in earnings when the fair value of the foreclosed property less estimated costs to sell plus expected recoveries through credit enhancements exceeds the recorded investment in the loan (including all amounts due from the borrower).
Benefits we expect to receive from most of our credit enhancements (e.g., primary mortgage insurance and certain ACIS insurance policies) are recorded when realization of our claims is deemed probable. Benefits we expect to receive from certain of our other credit enhancements (e.g., certain STACR debt notes and whole loan securities) are recorded when the realized loss event occurs. We record benefits related to repurchase recoveries on a cash basis due to uncertainty of the timing and amount of collections.
Material development and improvement costs relating to REO are capitalized. Operating expenses specifically identifiable with an REO property are included in REO operations (expense) income in our consolidated statements of comprehensive income; all other expenses are recognized within other administrative expenses in our consolidated statements of comprehensive income. Declines in the fair

Freddie Mac 2015 Form 10-K	247

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

value of REO are provided for and charged to REO operations (expense) income. Any gains and losses from REO dispositions are included in REO operations (expense) income.
Our REO operations (expense) income includes:

•	REO property expenses;

•	Net gains or losses incurred on disposition of REO properties;

•	Adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell; and

•	Recoveries from insurance and other credit enhancements.
An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. Excluding holding period valuation adjustments and recoveries, we recognized gains of $20 million, $461 million, and $761 million on REO dispositions during 2015, 2014, and 2013, respectively.
NON-CASH INVESTING AND FINANCING ACTIVITIES

REO property acquisitions as a result of the derecognition of loans held on our consolidated balance sheets upon foreclosure of the underlying collateral or deed in lieu of foreclosure represent non-cash transfers. During the years ended December 31, 2015, 2014, and 2013, we had transfers of $2.0 billion, $3.8 billion, and $6.1 billion, respectively, from loans to REO.

Freddie Mac 2015 Form 10-K	248

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

NOTE 6: INVESTMENTS IN SECURITIES
The following table summarizes the carrying value of our investments in securities by classification as of December 31, 2015 and 2014.

(in millions)	December 31, 2015	December 31, 2014
Trading securities	$39,278	$30,437
Available-for-sale securities	74,937	106,550
Total	$114,215	$136,987
We currently classify and account for our securities as either available-for-sale or trading. As of December 31, 2015 and 2014, we did not classify any securities as held-to-maturity, although we may elect to do so in the future. Securities classified as available-for-sale and trading are reported at fair value with changes in fair value included in AOCI, net of income taxes and other gains (losses) on investment securities recognized in earnings, respectively. See Note 14 for more information on how we determine the fair value of securities.
We record purchases and sales of securities on the trade date when the related forward commitments are exempt from the accounting guidance for derivatives and hedge accounting. Alternatively, we record purchases and sales of securities on the expected settlement date, with a corresponding derivative recorded on the trade date, when the related forward commitments are not exempt from the accounting guidance for derivatives and hedge accounting.
We include interest on securities in our consolidated statements of comprehensive income. For most of our investments in securities, interest income is recognized using the effective interest method. Deferred items, including premiums, discounts, and other basis adjustments, are amortized into interest income over the contractual lives of the securities.
For certain investments in securities, interest income is recognized using the prospective effective interest method. We apply this method to securities that:

•	Can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our recorded investment;

•	Are not of high credit quality at acquisition; or

•	Have been determined to be other-than-temporarily impaired.
Under this method, we recognize as interest income, over the life of the securities, the excess of the cash flows expected to be collected over the securities' carrying value. We update our estimates of expected cash flows periodically and recognize changes in the calculated effective interest rate on a prospective basis.
For securities classified as trading or available-for-sale, we classify the cash flows as investing activities because we hold these securities for investment purposes. In cases where the transfer of a security represents a secured borrowing, we classify the related cash flows as financing activities.

Freddie Mac 2015 Form 10-K	249

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

TRADING SECURITIES

The following table presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities consisted solely of Treasury securities.

(in millions)	December 31, 2015	December 31, 2014
Mortgage-related securities:
Freddie Mac	$15,513	$17,469
Fannie Mae	6,438	6,099
Ginnie Mae	30	16
Other	146	171
Total mortgage-related securities	22,127	23,755
Non-mortgage-related securities	17,151	6,682
Total fair value of trading securities	$39,278	$30,437
For the years ended December 31, 2015, 2014, and 2013, we recorded net unrealized gains (losses) on trading securities held at those dates of $(856) million, $(88) million, and $(1.6) billion, respectively.

Freddie Mac 2015 Form 10-K	250

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

AVAILABLE-FOR-SALE SECURITIES

At December 31, 2015 and 2014, all available-for-sale securities were mortgage-related securities.
The following table presents, by major security type, the amortized cost, estimated fair values, and corresponding gross unrealized gains and losses for our securities classified as available-for-sale.

	December 31, 2015
			Gross Unrealized Losses
(in millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$32,684	$942	$—	$(99)	$33,527
Fannie Mae	7,033	265	—	(36)	7,262
Ginnie Mae	150	12	—	—	162
CMBS	12,009	450	(2)	(9)	12,448
Subprime	12,499	653	(295)	(55)	12,802
Option ARM	3,423	317	(56)	(6)	3,678
Alt-A and other	2,788	506	(11)	(5)	3,278
Obligations of states and political subdivisions	1,187	19	—	(1)	1,205
Manufactured housing	488	87	—	—	575
Total available-for-sale securities	$72,261	$3,251	$(364)	$(211)	$74,937

	December 31, 2014
			Gross Unrealized Losses
(in millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$37,710	$1,435	$—	$(46)	$39,099
Fannie Mae	10,860	463	—	(10)	11,313
Ginnie Mae	183	16	—	—	199
CMBS	20,988	890	(2)	(54)	21,822
Subprime	20,210	989	(518)	(92)	20,589
Option ARM	5,460	372	(179)	(4)	5,649
Alt-A and other	4,500	578	(29)	(6)	5,043
Obligations of states and political subdivisions	2,166	34	—	(2)	2,198
Manufactured housing	556	84	(2)	—	638
Total available-for-sale securities	$102,633	$4,861	$(730)	$(214)	$106,550

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.

Freddie Mac 2015 Form 10-K	251

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

Available-For-Sale Securities in a Gross Unrealized Loss Position

The following table presents the fair values of available-for-sale securities in a gross unrealized loss position, and whether they have been in that position for less than 12 months, or 12 months or greater.

	December 31, 2015
	Less than 12 Months		12 Months or Greater
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$8,171	$(64)	$1,224	$(35)
Fannie Mae	2,402	(24)	1,337	(12)
Ginnie Mae	—	—	55	—
CMBS	396	(9)	160	(2)
Subprime	719	(21)	3,923	(329)
Option ARM	349	(8)	579	(54)
Alt-A and other	108	(1)	265	(15)
Obligations of states and political subdivisions	18	—	8	(1)
Manufactured housing	—	—	14	—
Total available-for-sale securities in a gross unrealized loss position	$12,163	$(127)	$7,565	$(448)

	December 31, 2014
	Less than 12 Months		12 Months or Greater
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$2,531	$(14)	$936	$(32)
Fannie Mae	2,693	(9)	5	(1)
Ginnie Mae	66	—	—	—
CMBS	184	(5)	1,149	(51)
Subprime	286	(3)	6,533	(607)
Option ARM	77	—	1,490	(183)
Alt-A and other	185	(5)	499	(30)
Obligations of states and political subdivisions	48	—	28	(2)
Manufactured housing	42	—	15	(2)
Total available-for-sale securities in a gross unrealized loss position	$6,112	$(36)	$10,655	$(908)
At December 31, 2015, total gross unrealized losses on available-for-sale securities were $0.6 billion. The gross unrealized losses relate to 415 individual lots representing 368 separate securities. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for an individual security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position.
Impairment Recognition on Investments in Securities

We evaluate available-for-sale securities in an unrealized loss position as of the end of each quarter to determine whether the decline in value is other-than-temporary. An unrealized loss exists when the fair value of an individual lot is less than its amortized cost basis. As discussed further below, certain other-than-temporary impairment losses are recognized in earnings.

Freddie Mac 2015 Form 10-K	252

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

Other-than-temporary impairment is considered to have occurred if the fair value of the security lot is less than its amortized cost basis and we either intend to sell the security or more likely than not will be required to sell the security lot prior to recovery of its amortized cost basis. Under these circumstances, the security’s entire decline in fair value is deemed to be other-than-temporary and is recorded within our consolidated statements of comprehensive income as net impairment of available-for-sale securities recognized in earnings.
If we do not intend to sell the security and we believe it is not more likely than not that we will be required to sell prior to recovery of the security’s amortized cost basis, we recognize only the credit component of other-than-temporary impairment in earnings and the amounts attributable to all other factors are recorded in AOCI. The credit component represents the amount by which the present value of cash flows expected to be collected from the security is less than its amortized cost basis. The present value of cash flows expected to be collected represents our estimate of future contractual cash flows that we expect to collect, discounted at the security’s original effective interest rate or, if applicable, the effective interest rate determined based on significantly improved cash flows subsequent to a prior other-than-temporary impairment.
The evaluation of whether unrealized losses on available-for-sale securities are other-than-temporary requires significant management judgments, assumptions, and consideration of numerous factors. We perform an evaluation on a security lot basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.
Our net impairment on available-for-sale securities during 2015 includes certain securities that we have the intent to sell prior to the recovery of the security's amortized cost basis. For the remaining available-for-sale securities in an unrealized loss position at December 31, 2015, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.
Freddie Mac and Fannie Mae Securities
We hold these securities that are in an unrealized loss position at least to recovery and typically to maturity. As the principal and interest on these securities are guaranteed, and we do not intend to sell these securities, and it is not more likely than not that we will be required to sell such securities before a recovery of the securities' amortized cost basis, we consider these unrealized losses to be temporary.
Commercial Mortgage-Backed Securities
CMBS are exposed to stresses in the commercial real estate market. We use an external model that utilizes underlying collateral performance, current and expected credit enhancements, and assumptions about the underlying collateral cash flows to identify securities that may have an increased risk of failing to make their contractual payments. While it is possible that, under certain conditions, collateral losses on our CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2015.

Freddie Mac 2015 Form 10-K	253

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans
We believe the unrealized losses on the non-agency mortgage-related securities we hold are mainly attributable to poor underlying collateral performance, limited liquidity, and risk premiums. In evaluating securities for impairment, we use an external model that considers the credit performance of the underlying collateral, including current LTV ratio, delinquency status, servicer performance, loan modification terms and status, borrower credit information, and the collectability of amounts from bond insurers. The model also incorporates assumptions about the economic environment, including future home prices, unemployment, and interest rates to project underlying collateral prepayment speeds, delinquency and default rates, and loss severities. Circumstances in which it is expected that a principal and interest shortfall will occur and there is substantial uncertainty surrounding a bond insurer’s ability to pay all future claims can give rise to recognition of other-than-temporary impairment in earnings. For additional information regarding bond insurers, see Note 13.
The following table presents the modeled attributes, including default rates, prepayment rates, and severities, without regard to subordination, that are used to determine whether our interests in certain available-for-sale non-agency mortgage-related securities will experience a cash shortfall.

	December 31, 2015
(dollars in millions)	Subprime	Option ARM	Alt-A
UPB	$17,295	$5,309	$2,696
Weighted average collateral defaults(1)	43%	27%	23%
Weighted average collateral severities(2)	65%	63%	48%
Weighted average voluntary prepayment rates(3)	3%	10%	11%
Average credit enhancements(4)	6%	(1)%	1%

(1)	The expected cumulative default rate is expressed as a percentage of the current collateral UPB.

(2)	The expected average loss given default is calculated as the ratio of cumulative loss over cumulative default for each security.

(3)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.

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
Our analysis is subject to change as new information regarding delinquencies, severities, loss timing, prepayments, and other factors becomes available. While it is possible that, under certain conditions, collateral losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2015.

Freddie Mac 2015 Form 10-K	254

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

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
Other-Than-Temporary Impairments on Available-for-Sale Securities

The following table presents our net impairment of available-for-sale securities recognized in earnings by security type.

	Net Impairment of Available-For-Sale Securities Recognized in Earnings For the Year Ended December 31,
(in millions)	2015	2014	2013
Available-for-sale securities:(1)
CMBS	$(29)	$—	$(14)
Subprime	(146)	(794)	(1,258)
Option ARM	(101)	(101)	(58)
Alt-A and other	(16)	(42)	(179)
Manufactured housing	—	(1)	(1)
Total net impairment of available-for-sale securities recognized in earnings	$(292)	$(938)	$(1,510)

(1)
Includes $240 million, $817 million, and $568 million of other-than-temporary impairments recognized in earnings for the years ended December 31, 2015, 2014, and 2013, respectively, as we had the intent to sell the related securities before recovery of their amortized cost basis.

The following table presents the changes in the unrealized credit losses related to available-for-sale securities that we have written down for other-than-temporary impairment and for which only a portion of the other-than-temporary impairment was recognized in other comprehensive income.

	Year Ended December 31,
(in millions)	2015	2014
Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$6,798	$14,463
Additions:
Amounts related to credit losses on securities for which an other-than-temporary impairment was not previously recognized	—	—
Amounts related to credit losses on securities for which an other-than-temporary impairment was previously recognized	52	121
Reductions:
Amounts related to securities which were sold, written off, or matured	(107)	(1,188)
Amounts related to securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(1,116)	(6,113)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(321)	(485)
Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings(1)	$5,306	$6,798

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the amortized cost basis.

Freddie Mac 2015 Form 10-K	255

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

Realized Gains and Losses on Sales of Available-For-Sale Securities

Gains and losses on the sale of securities are included in other gains (losses) on investment securities recognized in earnings, including those gains (losses) reclassified into earnings from AOCI. We use the specific identification method for determining the cost basis of a security in computing the gain or loss.
The following table presents the gross realized gains and gross realized losses from the sale of available-for-sale securities.

	Year Ended December 31,
(in millions)	2015	2014	2013
Gross realized gains	$1,371	$1,897	$1,950
Gross realized losses	(33)	(185)	(51)
Net realized gains (losses)	$1,338	$1,712	$1,899

Maturities of Available-For-Sale Securities

The following table presents the remaining contractual maturities of available-for-sale securities.

	As of December 31, 2015
					After One Year Through Five Years		After Five Years Through Ten Years
	Total Amortized Cost	Total Fair Value	One Year or Less						After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(dollars in millions)
Available-for-sale securities:
Freddie Mac	$32,684	$33,527	$29	$29	$1	$1	$1,757	$1,756	$30,897	$31,741
Fannie Mae	7,033	7,262	3	3	15	16	76	85	6,939	7,158
Ginnie Mae	150	162	—	—	2	2	22	25	126	135
CMBS	12,009	12,448	—	—	315	320	—	—	11,694	12,128
Subprime	12,499	12,802	—	—	—	—	—	—	12,499	12,802
Option ARM	3,423	3,678	—	—	—	—	—	—	3,423	3,678
Alt-A and other	2,788	3,278	1	1	14	14	8	9	2,765	3,254
Obligations of states and political subdivisions	1,187	1,205	10	10	25	26	87	91	1,065	1,078
Manufactured housing	488	575	—	—	—	—	7	9	481	566
Total available-for-sale securities	$72,261	$74,937	$43	$43	$372	$379	$1,957	$1,975	$69,889	$72,540

Weighted Average Yield(1)	2.74%		2.74%		5.58%		1.33%		2.76%

(1)
The weighted average yield is calculated based on a yield for each individual lot held at December 31, 2015 excluding any fully taxable-equivalent adjustments related to tax exempt sources of interest income. The numerator for the individual lot yield consists of the sum of: (a) the year-end interest rate multiplied by the year-end UPB; and (b) the amortization income or expense calculated for December 2015 (excluding the accretion of non-credit-related other-than-temporary impairments and any adjustments recorded for changes in the effective rate). The denominator for the individual lot yield consists of the year-end amortized cost of the lot excluding effects of other-than-temporary impairments on the UPB of impaired lots.

Freddie Mac 2015 Form 10-K	256

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

NON-CASH INVESTING AND FINANCING ACTIVITIES

From time to time, we contribute PCs and Giant PCs held in our investments portfolio to non-consolidated REMIC trusts in exchange for beneficial interests in those same REMIC trusts. We account for this type of transaction as the acquisition of investment securities and the issuance of debt securities of consolidated trusts. During 2015 and 2014, we received investment securities as consideration for the issuance of debt securities of consolidated trusts of $0.3 billion and $1.8 billion, respectively, as a result of these transactions.
In addition, from time to time, we may recombine all of the outstanding beneficial interests in a REMIC trust to effectively recreate the original Giant PC trust. In certain cases, we may receive only beneficial interests in the Giant PC trust as proceeds for our contribution of the collateral. Because the beneficial interest issued by the Giant PC is substantially the same as the PCs that ultimately collateralized the trust, we account for our interest in the Giant PC as an extinguishment of the outstanding debt securities of the underlying PC trusts. As a result, we account for this type of transaction as the transfer of investment securities in exchange for the extinguishment of debt securities of consolidated trusts. During 2015 and 2014, we extinguished debt securities of consolidated trusts as consideration for the transfer of investment securities of $0.5 billion and $0 billion, respectively, as a result of these transactions.

Freddie Mac 2015 Form 10-K	257

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

NOTE 7: DEBT SECURITIES AND SUBORDINATED BORROWINGS
The table below summarizes the interest expense per our consolidated statements of comprehensive income and the balances of total debt, net per our consolidated balance sheets.

			Interest Expense for the
	Balance, Net		Year Ended December 31,
(in millions)	2015	2014	2015	2014	2013
Debt securities of consolidated trusts held by third parties	$1,556,121	$1,479,473	$45,536	$48,003	$47,350
Other debt:
Short-term debt	113,572	134,619	173	145	178
Long-term debt	300,734	315,450	6,207	6,768	8,251
Total other debt	414,306	450,069	6,380	6,913	8,429
Total debt, net	$1,970,427	$1,929,542	$51,916	$54,916	$55,779
Debt securities that we issue are classified as either debt securities of consolidated trusts held by third parties or other debt. We issue other debt to fund our operations.
Both debt of our consolidated trusts and other debt, except for certain debt for which we elected the fair value option, are reported at amortized cost. Deferred items, including premiums, discounts, and hedging-related basis adjustments, are reported as a component of total debt, net. Issuance costs are reported as a component of other assets. These items are amortized and reported through interest expense using the effective interest method over the contractual life of the related indebtedness. Amortization of premiums, discounts, and issuance costs begins at the time of debt issuance. Amortization of hedging-related basis adjustments begins upon the discontinuation of the related hedge relationship.
We elected the fair value option on certain debt securities of consolidated trusts held by third parties and certain other debt. The change in fair value for debt recorded at fair value is reported as other income in our consolidated statements of comprehensive income. For debt where we have elected the fair value option, upfront costs and fees are recognized in earnings as incurred and not deferred. For additional information on our election of the fair value option, see Note 14.
When we repurchase or call outstanding debt securities, we recognize a gain or loss related to the difference between the amount paid to redeem the debt security and the carrying value in earnings as a component of gains (losses) on extinguishment of debt. Contemporaneous transfers of cash between us and a creditor in connection with the issuance of a new debt security and satisfaction of an existing debt security are accounted for as either an extinguishment or a modification of an existing debt security. If the debt securities have substantially different terms, the transaction is accounted for as an extinguishment of the existing debt security. The issuance of a new debt security is recorded at fair value, fees paid to the creditor are expensed as incurred and fees paid to third parties are deferred and amortized into interest expense over the life of the new debt security using the effective interest method. If the terms of the existing debt security and the new debt security are not substantially different, the transaction is accounted for as a modification of the existing debt. Fees paid to the creditor are deferred and amortized into interest expense over the life of the modified debt security using the effective interest method and fees paid to third parties are expensed as incurred.

Freddie Mac 2015 Form 10-K	258

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

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
Under the Purchase Agreement, without the prior written consent of Treasury, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are allowed to own on December 31 of the immediately preceding calendar year. Because of this debt limit, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Under the Purchase Agreement, the amount of our “indebtedness” is determined without giving effect to the January 1, 2010 change in the accounting guidance related to transfers of financial assets and consolidation of VIEs. Therefore, “indebtedness” does not include debt securities of consolidated trusts held by third parties. We also cannot become liable for any subordinated indebtedness without the prior consent of Treasury. See Note 2 for information regarding restrictions on the amount of mortgage-related securities that we may own.
Our debt cap under the Purchase Agreement was $563.6 billion in 2015 and declined to $479.0 billion on January 1, 2016. As of December 31, 2015, our aggregate indebtedness was $418.0 billion. Our aggregate indebtedness is calculated as the par value of other short- and long-term debt.
DEBT SECURITIES OF CONSOLIDATED TRUSTS HELD BY THIRD PARTIES

Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Debt securities of consolidated trusts held by third parties are generally prepayable as the loans that collateralize the debt may prepay without penalty at any time.

Freddie Mac 2015 Form 10-K	259

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.

	December 31, 2015				December 31, 2014
(dollars in million)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)
Single-family:
30-year or more, fixed-rate(2)	2016 - 2053	$1,090,584	$1,123,290	3.88%	2015 - 2053	$1,018,357	$1,047,302	4.04%
20-year fixed-rate	2016 - 2036	73,018	75,221	3.61	2015 - 2035	71,545	73,764	3.74
15-year fixed-rate	2016 - 2031	270,036	276,531	3.01	2015 - 2030	266,117	272,538	3.13
Adjustable-rate	2016 - 2047	62,496	63,899	2.61	2015 - 2047	65,082	66,518	2.62
Interest-only	2026 - 2041	14,252	14,317	3.16	2026 - 2041	17,474	17,524	3.29
FHA/VA	2016 - 2044	986	1,005	5.37	2015 - 2044	1,226	1,250	5.42
Total single-family		1,511,372	1,554,263			1,439,801	1,478,896
Multifamily(2)	2017 - 2028	1,717	1,858	4.90	2017 - 2019	524	577	4.93
Total debt securities of consolidated trusts held by third parties		$1,513,089	$1,556,121			$1,440,325	$1,479,473

(1)	The effective rate for debt securities of consolidated trusts held by third parties was 3.06% and 3.19% as of December 31, 2015 and 2014, respectively.

(2)	Carrying amount includes securities recorded at fair value.
OTHER SHORT-TERM DEBT

As indicated in the table below, a majority of other short-term debt consisted of discount notes and Reference Bills® securities, paying only principal at maturity. Discount notes, Reference Bills® securities, and medium-term notes are unsecured general corporate obligations. Certain medium-term notes that have original maturities of one year or less are classified as other short-term debt for purposes of this presentation.
The table below summarizes the balances and effective interest rates for other short-term debt.

	December 31, 2015			December 31, 2014
(dollars in millions)	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Other short-term debt:
Discount notes and Reference Bills®	$104,088	$104,027	0.28%	$134,670	$134,619	0.12%
Medium-term notes	9,545	9,545	0.20	—	—	—
Total other short-term debt	$113,633	$113,572	0.27	$134,670	$134,619	0.12
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

We had no balances of securities sold under agreements to repurchase at either December 31, 2015 or 2014.

Freddie Mac 2015 Form 10-K	260

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

OTHER LONG-TERM DEBT

The table below summarizes our other long-term debt.

	December 31, 2015				December 31, 2014
(dollars in millions)	Contractual Maturity	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Other long-term debt:
Other senior debt:
Fixed-rate:
Medium-term notes — callable	2016 - 2037	$90,744	$90,754	1.47%	$98,860	$98,856	1.35%
Medium-term notes — non-callable	2016 - 2028	16,033	16,351	0.92	20,059	20,383	0.86
Reference Notes securities — non-callable	2016 - 2032	137,201	137,267	2.60	151,701	151,751	2.80
Variable-rate:
Medium-term notes — callable	2017 - 2030	15,931	15,931	2.11	7,210	7,210	2.00
Medium-term notes — non-callable	2016 - 2026	23,697	23,697	0.21	23,971	23,971	0.19
STACR	2023 - 2028	11,551	11,503	3.60	5,896	5,820	3.16
Zero-coupon:
Medium-term notes — callable	2037	1,000	280	6.17	1,000	264	6.17
Medium-term notes — non-callable	2016 - 2039	7,343	4,293	3.58	10,109	6,739	2.53
Other	2052 - 2055	335	198	5.93	—	—
Hedging-related basis adjustments		N/A	17		N/A	34
Total other senior debt		303,835	300,291		318,806	315,028
Other subordinated debt:
Fixed-rate	2016 - 2018	221	219	6.61	221	219	6.60
Zero-coupon	2019	332	224	10.51	332	203	10.51
Total other subordinated debt		553	443		553	422
Total other long-term debt		$304,388	$300,734	2.02%	$319,359	$315,450	2.02%

A portion of our other long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.
The table below summarizes the contractual maturities of other long-term debt securities at December 31, 2015.

(in millions)	Par Value
Annual Maturities
Other long-term debt:
2016	$58,765
2017	91,543
2018	48,189
2019	31,352
2020	26,697
Thereafter	47,842
Debt securities of consolidated trusts held by third parties(1)	1,513,089
Total	1,817,477
Net discounts, premiums, hedge-related and other basis adjustments(2)	39,378
Total debt securities of consolidated trusts held by third parties and other long-term debt	$1,856,855

(1)	Contractual maturities of debt securities of consolidated trusts held by third parties are not presented because they are prepayable at any time without penalty.

(2)	Other basis adjustments primarily represent changes in fair value attributable to instrument-specific credit risk.

Freddie Mac 2015 Form 10-K	261

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

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

Freddie Mac 2015 Form 10-K	262

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

NOTE 8: DERIVATIVES
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
We evaluate whether financial instruments that we purchase or issue contain embedded derivatives. We elect to measure newly acquired or issued financial instruments that contain embedded derivatives at fair value, with changes in fair value recorded in earnings.
At December 31, 2015 and 2014, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately. Amounts reclassified from AOCI linked to interest payments on other debt are recorded in other debt interest expense and amounts not linked to interest payments on other debt are recorded in expense related to derivatives. In the years ended December 31, 2015 and 2014, we reclassified from AOCI into earnings, losses of $230 million and $303 million, respectively, related to closed cash flow hedges. See Note 10 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
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
USE OF DERIVATIVES

We use derivatives primarily to hedge interest-rate sensitivity mismatches between our financial assets and liabilities. We analyze the interest-rate sensitivity of financial assets and liabilities on a daily basis across a variety of interest-rate scenarios based on market prices, models and economics. When we use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty risk, and our overall risk management strategy.
We classify derivatives into three categories:

•	Exchange-traded derivatives;

•	Cleared derivatives; and

•	OTC derivatives.

Freddie Mac 2015 Form 10-K	263

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

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
In addition to swaps, futures, and purchased options, our derivative positions include written options and swaptions, commitments, and credit derivatives.
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
Commitments

We routinely enter into commitments that include commitments to:

•	Purchase and sell investments in securities;

•	Purchase loans; and

•	Purchase and extinguish or issue debt securities of our consolidated trusts.
Most of these commitments are considered derivatives and therefore are subject to the accounting guidance for derivatives and hedging.
Credit Derivatives

We have purchased loans containing debt cancellation contracts, which provide for mortgage debt or payment cancellation for borrowers who experience unanticipated losses of income dependent on a covered event. The rights and obligations under these agreements have been assigned to the servicers. However, in the event the servicer does not perform as required by contract we would be obligated under our guarantee to make the required contractual payments.

Freddie Mac 2015 Form 10-K	264

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

DERIVATIVE ASSETS AND LIABILITIES AT FAIR VALUE

The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.

	December 31, 2015			December 31, 2014
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(in millions)		Assets	Liabilities		Assets	Liabilities
Total derivative portfolio
Interest-rate swaps:
Receive-fixed	$209,988	$4,591	$(486)	$205,219	$5,243	$(487)
Pay-fixed	218,599	319	(11,736)	213,325	408	(12,829)
Basis (floating to floating)	1,125	1	—	300	2	—
Total interest-rate swaps	429,712	4,911	(12,222)	418,844	5,653	(13,316)
Option-based:
Call swaptions
Purchased	57,925	3,450	—	56,390	3,315	—
Written	4,375	—	(100)	10,660	—	(90)
Put Swaptions
Purchased	24,050	580	—	22,125	179	—
Written	11,025	—	(28)	3,560	—	(9)
Other option-based derivatives(1)	12,088	791	—	19,733	730	(28)
Total option-based	109,463	4,821	(128)	112,468	4,224	(127)
Futures	56,332	—	—	40,263	—	—
Commitments	29,114	34	(28)	27,054	40	(79)
Credit derivatives	3,899	25	(10)	5,207	27	(11)
Other	3,033	—	(23)	3,204	—	(27)
Total derivatives not designated as hedging instruments	631,553	9,791	(12,411)	607,040	9,944	(13,560)
Derivative interest receivable (payable)		814	(1,393)		817	(1,500)
Netting adjustments(2)		(10,210)	12,550		(9,939)	13,097
Total derivative portfolio, net	$631,553	$395	$(1,254)	$607,040	$822	$(1,963)

(1)	Primarily includes purchased interest-rate caps and floors and options on Treasury futures.

(2)	Represents counterparty netting and cash collateral netting. Cash collateral amounts were a net was $2.3 billion and $3.2 billion at December 31, 2015 and 2014, respectively.
See Note 9 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac 2015 Form 10-K	265

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

GAINS AND LOSSES ON DERIVATIVES

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, reported in our consolidated statements of comprehensive income as derivative gains (losses).

	Year Ended December 31,
(in millions)	2015	2014	2013
Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$—	$(1)	$(21)
U.S. dollar denominated	35	4,074	(10,400)
Total receive-fixed swaps	35	4,073	(10,421)
Pay-fixed	(811)	(11,366)	19,021
Basis (floating to floating)	(2)	(1)	(2)
Total interest-rate swaps	(778)	(7,294)	8,598
Option based:
Call swaptions
Purchased	371	2,355	(2,547)
Written	(9)	(168)	546
Put swaptions
Purchased	(249)	(1,006)	(8)
Written	77	8	—
Other option-based derivatives(1)	68	248	(413)
Total option-based	258	1,437	(2,422)
Other:
Futures	(5)	(54)	21
Foreign-currency swaps	—	(7)	30
Commitments	63	239	(131)
Credit derivatives	(37)	8	(3)
Other	1	5	6
Total other	22	191	(77)
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	2,568	3,033	3,764
Pay-fixed interest-rate swaps	(4,768)	(5,660)	(7,233)
Other	2	2	2
Total accrual of periodic cash settlements	(2,198)	(2,625)	(3,467)
Total	$(2,696)	$(8,291)	$2,632

(1)	Primarily includes purchased interest-rate caps and floors and options on Treasury futures.

Freddie Mac 2015 Form 10-K	266

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

NOTE 9: COLLATERALIZED AGREEMENTS AND OFFSETTING ARRANGEMENTS
DERIVATIVE PORTFOLIO

Derivative Counterparties

Our use of cleared derivatives, exchange-traded derivatives, and OTC derivatives exposes us to institutional credit risk. The requirement that we post initial and variation margin in connection with cleared and exchange-traded derivatives, such as cleared interest-rate swaps and futures contracts, exposes us to institutional credit risk in the event that our clearing members or the financial clearinghouses fail to meet their obligations. However, the use of cleared and exchange-traded derivatives decreases our credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties. Changes in the value of open exchange-traded contracts and cleared derivatives are settled or collateralized daily via payments made through the clearinghouse. OTC derivatives, however, expose us to the credit risk of individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its obligations. We have master netting agreements in place with all of our OTC swap counterparties and we require counterparties to deliver collateral in the form of cash, securities, or a combination of both when their net obligation to us is above an agreed upon threshold.
Our use of interest rate swaps and option-based derivatives is subject to internal credit and legal reviews. On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties, clearinghouses, and clearing members to confirm that they continue to meet our internal risk management standards.
Master Netting and Collateral Agreements

We use master netting and collateral agreements to reduce our credit risk exposure to our derivative counterparties for interest-rate swap and option-based derivatives. Master netting agreements provide for the netting of amounts receivable and payable from an individual counterparty, which reduces our exposure to the counterparty in the event of default. On a daily basis, the market value of each counterparty’s derivatives outstanding is calculated to determine the amount of our net credit exposure, which is equal to derivatives in a net gain position by counterparty after giving consideration to collateral posted.
In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or to sell the collateral and transfer the proceeds to us. At December 31, 2015 and 2014, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
In the event that all of our counterparties for OTC interest-rate swaps and option-based derivatives were to have defaulted simultaneously on December 31, 2015, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been

Freddie Mac 2015 Form 10-K	267

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

approximately $61 million. A significant majority of our net uncollateralized exposure to OTC derivative counterparties is concentrated among three counterparties, all of which were rated "A-" or higher as of December 31, 2015.
Exposure to Certain Counterparties

Beginning with contracts executed or modified on or after June 10, 2013, the types of interest-rate swaps that we use most frequently became subject to the central clearing requirement. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. For information about margin we have posted in connection with cleared and exchange-traded derivatives, see “- Collateral Pledged.”
The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $34 million and $40 million at December 31, 2015 and 2014, respectively. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization (including its clearing members).
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

As an investor, we enter into arrangements to purchase securities under agreements to subsequently resell the identical or substantially the same security to our counterparty. While such transactions involve the legal transfer of securities, they are accounted for as secured financings because the transferor does not relinquish effective control over the securities transferred.

Freddie Mac 2015 Form 10-K	268

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The table below displays information related to derivatives and securities purchased under agreements to resell on our consolidated balance sheets.

	December 31, 2015
(in millions)	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
Assets:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$8,763	$(8,433)	$330	$(269)	$61
Cleared and exchange-traded derivatives	1,783	(1,777)	6	—	6
Other	59	—	59	—	59
Total derivatives	10,605	(10,210)	395	(269)	126
Securities purchased under agreements to resell	63,644	—	63,644	(63,644)	—
Total	$74,249	$(10,210)	$64,039	$(63,913)	$126
Liabilities:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$(8,886)	$7,801	$(1,085)	$948	$(137)
Cleared and exchange-traded derivatives	(4,857)	4,749	(108)	—	(108)
Other	(61)	—	(61)	—	(61)
Total	$(13,804)	$12,550	$(1,254)	$948	$(306)

	December 31, 2014
(in millions)	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
Assets:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$10,315	$(9,688)	$627	$(453)	$174
Cleared and exchange-traded derivatives	379	(251)	128	—	128
Other	67	—	67	—	67
Total derivatives	10,761	(9,939)	822	(453)	369
Securities purchased under agreements to resell	51,903	—	51,903	(51,903)	—
Total	$62,664	$(9,939)	$52,725	$(52,356)	$369
Liabilities:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$(10,666)	$8,845	$(1,821)	$1,743	$(78)
Cleared and exchange-traded derivatives	(4,277)	4,252	(25)	—	(25)
Other	(117)	—	(117)	—	(117)
Total	$(15,060)	$13,097	$(1,963)	$1,743	$(220)

Freddie Mac 2015 Form 10-K	269

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

(1)	For derivatives, includes cash collateral posted or held in excess of exposure.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us with an aggregate fair value of $2.8 billion and $2.3 billion as of December 31, 2015 and 2014, respectively.

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
We had cash and cash equivalents pledged to us related to OTC derivative instruments of $1.5 billion and $2.1 billion at December 31, 2015 and 2014, respectively. Certain of these amounts have been invested in non-mortgage-related assets. At December 31, 2015 and 2014, we had $269 million and $453 million, respectively, of collateral in the form of securities pledged to and held by us related to OTC derivative instruments. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. In addition, we had $22 million and $0 million of cash pledged to us related to cleared derivatives at December 31, 2015 and 2014, respectively.
Also, at December 31, 2015 and 2014, we had $0.7 billion and $0.0 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase loans sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.
Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The amount of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating.
The aggregate fair value of all OTC derivative instruments that were in a liability position on December 31, 2015, was $1.9 billion for which we posted cash and non-cash collateral of $1.8 billion in the normal course of business. A reduction in our credit ratings may trigger additional collateral requirements related to our OTC derivative instruments. If a reduction in our credit ratings had triggered additional collateral requirements related to our OTC derivative instruments on December 31, 2015, we would have been required to post an additional $0.1 billion of collateral to our counterparties. A reduction

Freddie Mac 2015 Form 10-K	270

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

in our credit ratings could also cause the clearinghouses or clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.
We also execute forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions that are treated as derivatives for accounting purposes and utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization (including its clearing members). In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we could be subject to the loss of any or the entire margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed that amount, as members are generally required to cover losses caused by defaulting members on a pro rata basis. It is difficult to estimate our maximum exposure under these transactions, as this would require an assessment of transactions that we and other members of the MBSD/FICC may execute in the future.
The table below summarizes all securities pledged as collateral by us for derivatives and securities transactions where the secured party may repledge.

(in millions)	December 31, 2015	December 31, 2014
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$1,293	$2,539
Available-for-sale securities	—	9
Trading securities	2,487	1,884
Total securities pledged	$3,780	$4,432

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Cash Pledged
At December 31, 2015, we pledged $4.0 billion of collateral in the form of cash and cash equivalents, of which $0.9 billion related to our OTC derivative agreements as we had $1.9 billion of such derivatives in a net loss position. The remaining $3.1 billion was posted at clearing members or clearinghouses in connection with derivatives and securities transactions at December 31, 2015.
At December 31, 2014, we pledged $5.4 billion of collateral in the form of cash and cash equivalents, of which $1.2 billion related to our OTC derivative agreements as we had $3.0 billion of such derivatives in a net loss position. The remaining $4.2 billion was posted at clearing members or clearinghouses in connection with derivatives and securities transactions at December 31, 2014.

Freddie Mac 2015 Form 10-K	271

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

NOTE 10: STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.

	Year Ended December 31, 2015
(in millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$2,546	$(803)	$(13)	$1,730
Other comprehensive income before reclassifications(1)	(123)	—	48	(75)
Amounts reclassified from accumulated other comprehensive income	(683)	182	(1)	(502)
Changes in AOCI by component	(806)	182	47	(577)
Ending balance	$1,740	$(621)	$34	$1,153

	Year Ended December 31, 2014
(in millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$962	$(1,000)	$32	$(6)
Other comprehensive income before reclassifications(1)	2,087	—	(43)	2,044
Amounts reclassified from accumulated other comprehensive income	(503)	197	(2)	(308)
Changes in AOCI by component	1,584	197	(45)	1,736
Ending balance	$2,546	$(803)	$(13)	$1,730

(1)	For the years ended December 31, 2015 and 2014, net of tax expense of $0.1 billion and $1.1 billion, respectively, for AOCI related to available-for-sale securities.

Freddie Mac 2015 Form 10-K	272

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.

Details about Accumulated Other Comprehensive Income Components	Three Months Ended December 31,		Year Ended December 31,		Affected Line Item in the Consolidated Statements of Comprehensive Income
(in millions)	2015	2014	2015	2014
AOCI related to available-for-sale securities
	$188	$500	$1,343	$1,712	Other gains (losses) on investment securities recognized in earnings
	(48)	(251)	(292)	(938)	Net impairment of available-for-sale securities recognized in earnings
	140	249	1,051	774	Total before tax
	(49)	(87)	(368)	(271)	Tax (expense) or benefit
	91	162	683	503	Net of tax
AOCI related to cash flow hedge relationships
	—	—	(2)	(2)	Interest expense — Other debt
	(52)	(71)	(228)	(301)	Expense related to derivatives
	(52)	(71)	(230)	(303)	Total before tax
	1	25	48	106	Tax (expense) or benefit
	(51)	(46)	(182)	(197)	Net of tax
AOCI related to defined benefit plans
	—	1	1	4	Salaries and employee benefits
	—	(1)	—	(2)	Tax (expense) or benefit
	—	—	1	2	Net of tax
Total reclassifications in the period	$40	$116	$502	$308	Net of tax

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.6 billion and $0.8 billion at December 31, 2015 and 2014, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $141 million, net of taxes, of the $0.6 billion of cash flow hedge losses in AOCI at December 31, 2015 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 18 years.

Freddie Mac 2015 Form 10-K	273

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

SENIOR PREFERRED STOCK

Pursuant to the Purchase Agreement described in Note 2, we issued one million shares of senior preferred stock to Treasury on September 8, 2008, in partial consideration of Treasury’s commitment to provide funds to us.
Shares of the senior preferred stock have a par value of $1, and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the Purchase Agreement and any quarterly commitment fees that are not paid in cash to Treasury nor waived by Treasury will be added to the liquidation preference of the senior preferred stock. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock in limited circumstances. As discussed in Note 2, the quarterly commitment fee has been suspended.
Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers and privileges of the Board. The dividend is presented in the period in which it is determinable for the senior preferred stock, as a reduction to net income (loss) available to common stockholders and net income (loss) per common share. The dividend is declared and paid in the following period and recorded as a reduction to equity in the period declared. Total dividends paid in cash during 2015, 2014, and 2013 at the direction of the Conservator were $5.5 billion, $19.6 billion, and $47.6 billion, respectively. See Note 2 for a discussion of our net worth sweep dividend.
The senior preferred stock is senior to our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. The senior preferred stock provides that we may not, at any time, declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any common stock or other securities ranking junior to the senior preferred stock unless:

•	Full cumulative dividends on the outstanding senior preferred stock (including any unpaid dividends added to the liquidation preference) have been declared and paid in cash; and

•	All amounts required to be paid with the net proceeds of any issuance of capital stock for cash (as described in the following paragraph) have been paid in cash.
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
We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment set forth in the Purchase Agreement; however, we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of accrued and unpaid dividends previously added to the liquidation preference and not previously paid down and quarterly

Freddie Mac 2015 Form 10-K	274

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

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
The table below provides a summary of our senior preferred stock outstanding at December 31, 2015.

(in millions, except initial liquidation preference price per share)	Shares Authorized	Shares Outstanding	Total Par Value	Initial Liquidation Preference Price per Share	Total Liquidation Preference
Draw Date:
September 8, 2008	1.00	1.00	$1.00	$1,000	$1,000
November 24, 2008	—	—	—	N/A	13,800
March 31, 2009	—	—	—	N/A	30,800
June 30, 2009	—	—	—	N/A	6,100
June 30, 2010	—	—	—	N/A	10,600
September 30, 2010	—	—	—	N/A	1,800
December 30, 2010	—	—	—	N/A	100
March 31, 2011	—	—	—	N/A	500
September 30, 2011	—	—	—	N/A	1,479
December 30, 2011	—	—	—	N/A	5,992
March 30, 2012	—	—	—	N/A	146
June 29, 2012	—	—	—	N/A	19
Total, senior preferred stock	1.00	1.00	$1.00		$72,336

No cash was received from Treasury under the Purchase Agreement in 2015, because we had positive net worth at December 31, 2014, March 31, 2015, June 30, 2015, and September 30, 2015 and, consequently, FHFA did not request a draw on our behalf. At December 31, 2015, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Our quarterly senior preferred stock dividend is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds the applicable Capital Reserve Amount, which was established at $3 billion for 2013 and declines to zero in 2018. Based on our Net Worth Amount at December 31, 2015 and the Capital Reserve Amount of $1.2 billion in 2016, our dividend obligation to Treasury in March 2016 will be $1.7 billion. See Note 2 for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion as of both December 31, 2015 and 2014. See Note 16 for additional information.
COMMON STOCK WARRANT

Pursuant to the Purchase Agreement described in Note 2, on September 7, 2008, we issued a warrant to purchase common stock to Treasury, in partial consideration of Treasury’s commitment to provide funds to us.

Freddie Mac 2015 Form 10-K	275

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to us of a notice of exercise, payment of the exercise price of $0.00001 per share, and the warrant. If the market price of one share of our common stock is greater than the exercise price, then, instead of paying the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person.
We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock in our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the shares associated with the warrant are included in the computation of basic and diluted earnings (loss) per share. The weighted average shares of common stock outstanding for the years ended December 31, 2015, 2014, and 2013, respectively, included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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

Freddie Mac 2015 Form 10-K	276

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

The table below provides a summary of our preferred stock outstanding at their redemption values at December 31, 2015.

(in millions, except redemption price per share)	Issue Date	Shares Authorized	Shares Outstanding	Total Par Value	Redemption Price per Share	Total Outstanding Balance	Redeemable On or After	OTCQB Symbol
Preferred stock:
1996 Variable-rate(1)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FMCCI
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(2)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FMCKK
1998 Variable-rate(3)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FMCCG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FMCCH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(2)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(2)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FMCCK
1999 Variable-rate(4)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FMCCL
2001 Variable-rate(5)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FMCCM
2001 Variable-rate(6)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FMCCN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FMCCO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FMCCP
2001 Variable-rate(7)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FMCCJ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FMCKP
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(2)
2006 Variable-rate(8)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FMCCS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FMCCT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FMCKO
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FMCKM
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FMCKN
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FMCKL
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FMCKI
2007 Fixed-to-floating rate(9)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FMCKJ
Total, preferred stock		464.17	464.17	$464.17		$14,109

(1)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 9.00%.

(2)	Issued through private placement.

(3)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 7.50%.

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

Freddie Mac 2015 Form 10-K	277

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

STOCK-BASED COMPENSATION

Following the implementation of the conservatorship in September 2008, we suspended the operation of and/or ceased making grants under our stock-based compensation plans. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms.
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2015 and 2014, except for issuances of treasury stock as reported on our consolidated statements of equity relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. During 2015, the deferral period lapsed on 2,981 RSUs. At December 31, 2015, 10,750 restricted stock units remained outstanding. There are no remaining restrictions on outstanding restricted stock units. In addition, there were 41,160 shares of restricted stock outstanding at both December 31, 2015 and 2014. No stock options were exercised and 312,589 stock options were forfeited or expired during 2015. At December 31, 2015, 46,416 stock options were outstanding.
EARNINGS PER SHARE

We have participating securities related to options and restricted stock units with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. These participating securities consist of:

•	Vested options to purchase common stock; and

•	Vested and unvested restricted stock units that earn dividend equivalents at the same rate when and as declared on common stock.
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
Diluted earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding during the period adjusted for the dilutive effect of common equivalent shares outstanding. For periods with net income attributable to common stockholders, the calculation includes the effect of the following common stock equivalent shares outstanding:

•	Weighted average shares related to stock options if the average market price during the period

Freddie Mac 2015 Form 10-K	278

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

exceeds the exercise price; and

•	The weighted-average of unvested restricted stock units.
During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect.
For purposes of the earnings-per-share calculation, antidilutive potential common shares excluded from the computation of dilutive potential common shares were 146,474, 494,227, and 998,707 at December 31, 2015, 2014, and 2013, respectively.
DIVIDENDS DECLARED

No common dividends were declared in 2015. During the three months ended March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015 we paid dividends of $0.9 billion, $0.7 billion, $3.9 billion, and $0, respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 2015.
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

Freddie Mac 2015 Form 10-K	279

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

NOTE 11: INCOME TAXES
INCOME TAX (EXPENSE) BENEFIT

The total income tax (expense) benefit includes:

•	Deferred tax (expense) benefit, which represents the net change in the deferred tax asset or liability balance during the year and any change in the valuation allowance, if any; and

•
Current tax (expense) benefit, which represents the amount of tax currently payable to or receivable from a tax authority, including related interest and penalties, and amounts accrued for unrecognized tax benefits, if any.

Income tax (expense) benefit excludes the tax effects related to adjustments recorded to other comprehensive income, such as unrealized gains and losses on available-for-sale securities.
The table below presents the components of our federal income tax (expense) benefit for 2015, 2014, and 2013. We are exempt from state and local income taxes.

	Year Ended December 31,
(in millions)	2015	2014	2013
Current income tax (expense) benefit	$(1,243)	$(1,028)	$(117)
Deferred income tax (expense) benefit	(1,655)	(2,284)	23,422
Total income tax (expense) benefit	$(2,898)	$(3,312)	$23,305
The decrease in income tax expense from 2014 to 2015 is primarily due to a decrease in pre-tax income. The income tax benefit for 2013 primarily relates to the release of the valuation allowance against our net deferred tax assets.
The table below presents reconciliation between our federal statutory income tax rate and our effective tax rate for 2015, 2014 and 2013.

	Year Ended December 31,
	2015		2014		2013
(dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory corporate tax rate	$(3,246)	35.0%	$(3,851)	35.0%	$(8,877)	35.0%
Tax-exempt interest	52	(0.6)	73	(0.7)	101	(0.4)
Tax credits	346	(3.7)	438	(4.0)	495	(2.0)
Valuation allowance:
Current year activity	—	—	—	—	5,156	(20.3)
Release of valuation allowance	—	—	—	—	26,369	(104.0)
Unrecognized tax benefits	—	—	—	—	—	—
Other	—	—	—	—	138	(0.5)
Total valuation allowance	—	—	—	—	31,663	(124.8)
Other	(50)	0.5	28	(0.2)	(77)	0.3
Effective tax rate	$(2,898)	31.2%	$(3,312)	30.1%	$23,305	(91.9)%

DEFERRED TAX ASSETS, NET

We use the asset and liability method of accounting for income taxes for financial reporting purposes. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax

Freddie Mac 2015 Form 10-K	280

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates as well as tax net operating loss and tax credit carryforwards. To the extent tax laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income.
The table below presents the balance of significant deferred tax assets and liabilities at December 31, 2015 and 2014.

(in millions)	2015	2014
Deferred tax assets:
Deferred fees	$7,008	$6,245
Basis differences related to derivative instruments	5,912	7,059
Credit related items and allowance for loan losses	170	2,311
Basis differences related to assets held for investment	3,303	1,902
LIHTC and AMT credit carryforward	2,764	3,465
Other items, net	81	10
Total deferred tax assets	19,238	20,992
Deferred tax liabilities:
Unrealized gains related to available-for-sale securities	(937)	(1,371)
Basis differences related to debt	(96)	(123)
Total deferred tax liabilities	(1,033)	(1,494)
Deferred tax assets, net	$18,205	$19,498
As of December 31, 2015, we had a LIHTC carryforward of $2.3 billion that will expire over multiple years beginning in 2030. Our AMT credit carryforward of $433 million will not expire.
Valuation Allowance

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
At December 31, 2015, we determined that the positive evidence, particularly the evidence that was objectively verifiable, outweighed the negative evidence.
The positive evidence included the following:

•	Our three-year cumulative income position and taxable income for the past three years;

•	Our current loss carryback capacity and the length of the carryforward period available to utilize our tax credit carryforward under current tax law;

•	Our access to capital under the agreements associated with conservatorship; and

•	Our expected 2015 taxable income and forecasts of future book income.

Freddie Mac 2015 Form 10-K	281

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

Accordingly, we concluded that it is more likely than not that our net deferred tax assets will be realized and that a valuation allowance against our net deferred tax asset was not necessary at December 31, 2015.
UNRECOGNIZED TAX BENEFITS AND IRS EXAMINATIONS

We recognize a tax position taken or expected to be taken (and any associated interest and penalties) if it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of December 31, 2015.
We finalized the stipulation of settled issues and closing agreement with the IRS for years 1998-2010 related to our tax accounting method for certain hedging transactions. A final decision was entered in U.S. Tax Court in June 2015. We have accrued gross interest receivable of $65 million and $535 million as of December 31, 2015 and 2014, respectively, related to payments on account with the IRS.

Freddie Mac 2015 Form 10-K	282

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

NOTE 12: SEGMENT REPORTING
We have three reportable segments, which are based on the type of business activities each performs - Single-family Guarantee, Multifamily, and Investments. The chart below provides a summary of our three reportable segments and the All Other category.

Segment	Description	Activities/Items	Financial Performance Measurement Basis
Single-family Guarantee
The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase, securitize, and guarantee single-family loans originated by our seller/servicers and manage our seriously delinquent loans. In most instances, we securitize the loan and guarantee the payment of principal and interest on the mortgage-related securities in exchange for management and guarantee fees.
Segment Earnings for this segment consist primarily of management and guarantee fee income, less credit-related expenses, administrative expenses, allocated funding costs, and amounts related to net float income or expenses.

Management and guarantee fees on PCs, including those retained by us, and certain single-family loans in the mortgage-related investments portfolio, inclusive of upfront credit delivery and buy-down fees
Adjustments to management and guarantee fees for the price performance of our PCs relative to comparable Fannie Mae securities
Costs and recoveries of risk transfer transactions
Credit losses on all single-family assets
Net float income or expense on the single-family credit guarantee portfolio
Settlements, including legal settlements related to representation and warranty claims
Gains (losses) on sale of non-performing loans
Tax expense/benefit and changes in the deferred tax asset valuation allowance (if any)
Allocated debt costs and administrative expenses
Contribution to GAAP net income (loss)
Multifamily
The Multifamily segment reflects results from our investment, securitization, and guarantee activities in multifamily loans and securities. Our primary business model is to purchase multifamily loans for aggregation and then securitization through issuance of multifamily K Certificates. We also issue and guarantee other securitization products as well as provide other mortgage-related guarantees.

Segment Earnings for this segment consist primarily of returns on assets related to multifamily investment activities and management and guarantee fee income, less credit-related expenses, administrative expenses, and allocated funding costs.

Multifamily loans held-for-sale and associated securitization activities.
Investments in CMBS and multifamily loans held-for-investment
Other mortgage-related guarantees
Other securitization products
Tax expense/benefit and changes in the deferred tax asset valuation allowance (if any)
Allocated debt costs and administrative expenses
Contribution to GAAP comprehensive income (loss)

Freddie Mac 2015 Form 10-K	283

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

Investments
The Investments segment reflects results from managing our mortgage-related investments portfolio (excluding Multifamily segment investments and single-family seriously delinquent loans), our treasury function (including funding and liquidity) and interest rate risk.

Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses.

Investments in mortgage-related securities and single-family performing loans
All other traded instruments and securities, excluding CMBS and multifamily housing revenue bonds
Debt issuances
Interest rate risk management
Guarantee buy-ups, net of execution gains / losses
Cash and liquidity management
Settlements, including legal settlements, relating to non-agency mortgage-related securities
Tax expense/benefit and changes in the deferred tax asset valuation allowance (if any)
Allocated administrative expenses

Contribution to GAAP comprehensive income (loss)
All Other	The All Other category consists of material corporate-level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments.
Tax settlements, as applicable
Legal settlements, as applicable
Tax expense/benefit and changes in the deferred tax asset valuation allowance (if any), including the release of the deferred tax asset valuation allowance
FHFA-mandated termination of our pension plan
N/A
Segment Earnings

We present Segment Earnings by reclassifying certain credit guarantee-related activities and investment-related activities between various line items on our GAAP consolidated statements of comprehensive income and allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments. We also make certain adjustments to our segment results to better reflect how management assesses segment and company performance. The reclassifications, adjustments, and allocations are described below.
We do not consider our assets by segment when evaluating segment performance or allocating resources. We operate our business in the United States and its territories, and accordingly, we generate no revenue from and have no long-lived assets, other than financial instruments, in geographic locations other than the United States and its territories.
We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. See Note 2 for information about the conservatorship.
In the second quarter of 2015, we changed our Segment Earnings definition associated with the revenue and expense related to the Temporary Payroll Tax Cut Continuation Act of 2011. As a result of this change, the revenue and expense related to the legislated 10 basis point increase are now netted within management and guarantee fee income. The purpose of this change is to better reflect how management evaluates the Single-family Guarantee segment. Prior period results have been revised to conform to the current period presentation. We reclassified $775 million and $533 million of Temporary Payroll Tax Cut

Freddie Mac 2015 Form 10-K	284

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

Continuation Act of 2011 expense into management and guarantee fee income for 2014 and 2013, respectively.
The sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss). Likewise, the sum of comprehensive income (loss) for each segment and the All Other category equals GAAP comprehensive income (loss). However, the accounting principles we apply to present certain financial statement line items in Segment Earnings for our reportable segments differ significantly from those applied in preparing the comparable line items in our consolidated financial statements prepared in accordance with GAAP in order to reflect the business activities each segment performs. The significant reclassifications are discussed below. Many of the reclassifications, adjustments and allocations described below relate to the amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs, which we adopted effective January 1, 2010. These amendments require us to consolidate our single-family PC trusts and certain other VIEs. Due to the adoption of this guidance, the results of our operating segments from a GAAP perspective do not reflect how the Segments are managed.
Credit Guarantee Activity-Related Reclassifications

All credit guarantee-related income and costs are included in Segment Earnings management and guarantee fee income.

•	Net guarantee fees are reclassified in Segment Earnings from net interest income to management and guarantee fee income.

•
Implied management and guarantee fee income related to unsecuritized loans held in the mortgage investments portfolio is reclassified in Segment Earnings from net interest income to management and guarantee fee income.

•
The portion of the amount reversed for accrued but uncollected interest upon placing loans on a non-accrual status that relates to management and guarantee fees is reclassified in Segment Earnings from net interest income to management and guarantee fee income. The remaining portion of the allowance for lost interest is reclassified in Segment Earnings from net interest income to provision for credit losses.

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

Freddie Mac 2015 Form 10-K	285

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

Amortization related to certain items is not relevant to how we measure the effective yield earned on the securities held in our investments portfolios. Therefore, as described below, we reclassify the following items in Segment Earnings from net interest income to non-interest income:

•	Amortization related to derivative commitment basis adjustments associated with mortgage-related and non-mortgage-related securities.

•	Amortization related to accretion of other-than-temporary impairments on available-for-sale securities.

•
Amortization related to premiums and discounts associated with PCs issued by our consolidated trusts that we previously held and subsequently transferred to third parties. The amortization is related to deferred gains (losses) on transfers of these securities.

Segment Adjustments

In presenting Segment Earnings management and guarantee fee income and net interest income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are not reflected in net income (loss) as determined in accordance with GAAP. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings (loss) for each segment equals GAAP net income (loss) for each segment. The following segment adjustments are necessary to reflect the effective yield realized on investments in consolidated Freddie Mac mortgage-related securities purchased at a premium or discount or with buy-up fees:

•
Adjustments to management and guarantee fee income for the Single-family Guarantee segment to include the amortization of buy-down fees and credit delivery fees recorded in periods prior to the January 1, 2010 adoption of accounting guidance for transfers of financial assets and the consolidation of VIEs. As of December 31, 2015, the unamortized balance of buy-down fees was $0.2 billion and the unamortized balance of credit delivery fees was $0.5 billion. We consider such fees to be part of the effective rate of the management and guarantee fee income on guaranteed loans. These adjustments are necessary to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loans.

•
Adjustments to net interest income for the Investments segment to include the amortization of cash premiums and discounts, as well as buy-up fees, on the consolidated Freddie Mac mortgage-related securities we purchase as investments. As of December 31, 2015, the unamortized balance of such premiums and discounts, net was $3.9 billion and the unamortized balance of buy-up fees was $0.3 billion.

Segment Allocations

The results of each reportable segment include directly attributable revenues and expenses. Administrative expenses that are not directly attributable to a segment are allocated to our segments using various methodologies, depending on the nature of the expense. Net interest income for each segment includes allocated debt funding and hedging costs related to certain assets of each segment. The Investments segment manages the funding and interest rate risk for all business segments. In connection with this activity, the Investments segment transfers a cost to the other segments. The actual costs may vary relative to these intra-company transfers. In addition, the financial statement volatility associated with the use of derivatives to hedge certain assets outside the Investments segment is not fully allocated to other segments. These allocations do not include the effects of dividends paid on our

Freddie Mac 2015 Form 10-K	286

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

senior preferred stock.
The table below presents Segment Earnings by segment.

	Year Ended December 31,
(in millions)	2015	2014	2013
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$1,778	$1,547	$5,796
Multifamily	827	1,636	3,050
Investments	3,771	4,520	15,930
All Other	—	(13)	23,892
Total Segment Earnings, net of taxes	6,376	7,690	48,668
Net income	$6,376	$7,690	$48,668
Comprehensive income (loss) of segments:
Single-family Guarantee	$1,790	$1,537	$5,845
Multifamily	566	1,459	1,455
Investments	3,415	6,471	20,287
All Other	28	(41)	24,013
Comprehensive income of segments	5,799	9,426	51,600
Comprehensive income	$5,799	$9,426	$51,600

Freddie Mac 2015 Form 10-K	287

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings for our reportable segments and All Other.

	Year Ended December 31, 2015
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
(in millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
Net interest income (expense)	$(111)	$927	$1,734	$—	$2,550	$11,615	$781	$12,396	$14,946
Benefit (Provision) for credit losses	2,030	26	—	—	2,056	609	—	609	2,665
Non-interest income (loss):
Management and guarantee income(1)	5,406	339	—	—	5,745	(5,122)	(254)	(5,376)	369
Net impairment of available-for-sale securities recognized in earnings	—	(22)	420	—	398	(690)	—	(690)	(292)
Derivative gains (losses)	(37)	372	(70)	—	265	(2,961)	—	(2,961)	(2,696)
Gains (losses) on trading securities	—	(98)	(737)	—	(835)	—	—	—	(835)
Gains (losses) on loans	(2,001)	(93)	—	—	(2,094)	—	—	—	(2,094)
Other non-interest income	616	137	3,679	—	4,432	(2,483)	—	(2,483)	1,949
Non-interest expense:
Administrative expense	(1,285)	(325)	(317)	—	(1,927)	—	—	—	(1,927)
REO operations (expense) income	(334)	(4)	—	—	(338)	—	—	—	(338)
Other non-interest (expense) income	(1,445)	(56)	(4)	—	(1,505)	(968)	—	(968)	(2,473)
Segment adjustments	(254)	—	781	—	527	—	(527)	(527)	—
Income tax (expense) benefit	(807)	(376)	(1,715)	—	(2,898)	—	—	—	(2,898)
Net income (loss)	1,778	827	3,771	—	6,376	—	—	—	6,376
Changes in unrealized gains (losses) related to available-for-sale securities	—	(264)	(542)	—	(806)	—	—	—	(806)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	182	—	182	—	—	—	182
Changes in defined benefit plans	12	3	4	28	47	—	—	—	47
Total other comprehensive income (loss), net of taxes	12	(261)	(356)	28	(577)	—	—	—	(577)
Comprehensive income (loss)	$1,790	$566	$3,415	$28	$5,799	$—	$—	$—	$5,799

Freddie Mac 2015 Form 10-K	288

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

	Year Ended December 31, 2014
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
(in millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
Net interest income (expense)	$(111)	$948	$2,966	$—	$3,803	$9,825	$635	$10,460	$14,263
Benefit (Provision) for credit losses	(982)	55	—	—	(927)	869	—	869	(58)
Non-interest income (loss):
Management and guarantee income(1)	4,397	254	—	—	4,651	(4,019)	(303)	(4,322)	329
Net impairment of available-for-sale securities recognized in earnings	—	—	(140)	—	(140)	(798)	—	(798)	(938)
Derivative gains (losses)	7	335	(5,158)	—	(4,816)	(3,475)	—	(3,475)	(8,291)
Gains (losses) on trading securities	—	58	(276)	—	(218)	—	—	—	(218)
Gains (losses) on loans	(139)	870	—	—	731	—	—	—	731
Other non-interest income	844	176	8,881	—	9,901	(1,627)	—	(1,627)	8,274
Non-interest expense:
Administrative expense	(1,170)	(274)	(437)	—	(1,881)	—	—	—	(1,881)
REO operations (expense) income	(205)	9	—	—	(196)	—	—	—	(196)
Other non-interest (expense) income	(191)	(23)	(6)	(18)	(238)	(775)	—	(775)	(1,013)
Segment adjustments	(303)	—	635	—	332	—	(332)	(332)	—
Income tax (expense) benefit	(600)	(772)	(1,945)	5	(3,312)	—	—	—	(3,312)
Net income (loss)	1,547	1,636	4,520	(13)	7,690	—	—	—	7,690
Changes in unrealized gains (losses) related to available-for-sale securities	—	(175)	1,759	—	1,584	—	—	—	1,584
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	197	—	197	—	—	—	197
Changes in defined benefit plans	(10)	(2)	(5)	(28)	(45)	—	—	—	(45)
Total other comprehensive income (loss), net of taxes	(10)	(177)	1,951	(28)	1,736	—	—	—	1,736
Comprehensive income (loss)	$1,537	$1,459	$6,471	$(41)	$9,426	$—	$—	$—	$9,426

Freddie Mac 2015 Form 10-K	289

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

	Year Ended December 31, 2013
					Total Segment Earnings (Loss), Net of Tax	Reconciliation to Consolidated Statements of Comprehensive Income			Total per Consolidated Statements of Comprehensive Income
(in millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications	Segment Adjustments	Total Reconciling Items
Net interest income (expense)	$320	$1,186	$3,525	$—	$5,031	$10,400	$1,037	$11,437	$16,468
Benefit (Provision) for credit losses	1,409	218	—	—	1,627	838	—	838	2,465
Non-interest income (loss):
Management and guarantee income(1)	4,397	206	—	—	4,603	(3,638)	(694)	(4,332)	271
Net impairment of available-for-sale securities recognized in earnings	—	(15)	(974)	—	(989)	(521)	—	(521)	(1,510)
Derivative gains (losses)	(3)	1,281	5,543	—	6,821	(4,189)	—	(4,189)	2,632
Gains (losses) on trading securities	—	(132)	(1,466)	—	(1,598)	—	—	—	(1,598)
Gains (losses) on loans	—	(336)	—	—	(336)	—	—	—	(336)
Other non-interest income	1,165	1,350	8,902	—	11,417	(2,357)	—	(2,357)	9,060
Non-interest expense:
Administrative expense	(1,025)	(257)	(523)	—	(1,805)	—	—	—	(1,805)
REO operations (expense) income	124	16	—	—	140	—	—	—	140
Other non-interest (expense) income	(179)	(24)	349	(37)	109	(533)	—	(533)	(424)
Segment adjustments	(694)	—	1,037	—	343	—	(343)	(343)	—
Income tax (expense) benefit	282	(443)	(463)	23,929	23,305	—	—	—	23,305
Net income (loss)	5,796	3,050	15,930	23,892	48,668	—	—	—	48,668
Changes in unrealized gains (losses) related to available-for-sale securities	—	(1,604)	4,010	—	2,406	—	—	—	2,406
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	316	—	316	—	—	—	316
Changes in defined benefit plans	49	9	31	121	210	—	—	—	210
Total other comprehensive income (loss), net of taxes	49	(1,595)	4,357	121	2,932	—	—	—	2,932
Comprehensive income (loss)	$5,845	$1,455	$20,287	$24,013	$51,600	$—	$—	$—	$51,600

(1)	Management and guarantee income is included in other income (loss) on our GAAP consolidated statements of comprehensive income.

Freddie Mac 2015 Form 10-K	290

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

NOTE 13: CONCENTRATION OF CREDIT AND OTHER RISKS
Concentrations of credit risk may arise when we do business with a number of customers or counterparties that engage in similar activities or have similar economic characteristics that make them vulnerable in similar ways to changes in industry conditions, which could affect their ability to meet their contractual obligations. Concentrations of credit risk may also arise when there are a limited number of counterparties in a certain industry. Based on our assessment of business conditions that could impact our financial results, we have determined that concentrations of credit risk exist among certain borrowers (including geographic concentrations and loans with certain higher risk characteristics), loan sellers and servicers, mortgage insurers, bond insurers, cash, derivative and other investment counterparties, and non-agency mortgage-related security issuers. In the sections below, we discuss our concentration of credit risk for each of the groups to which we are exposed. For a discussion of our derivative counterparties as well as related master netting and collateral agreements, see Note 9.
SINGLE-FAMILY CREDIT GUARANTEE PORTFOLIO

Regional economic conditions may affect a borrower’s ability to repay his or her loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home prices, unemployment rates and interest rates.

Freddie Mac 2015 Form 10-K	291

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

The table below summarizes the concentration by year of origination and geographic area of the approximately $1.7 trillion UPB of our single-family credit guarantee portfolio at both December 31, 2015 and 2014. See Note 4 and Note 6 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.

	December 31, 2015		December 31, 2014		Percent of Credit Losses Year Ended
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	December 31, 2015	December 31, 2014
Year of Origination
2015	17%	0.01%	N/A	N/A	—%	N/A
2014	11	0.11%	12%	0.02%	—	—%
2013	13	0.12%	16	0.06%	—	—
2012	12	0.11%	14	0.09%	—	—
2011	5	0.28%	6	0.26%	—	—
2010	4	0.47%	6	0.46%	1	1
2009	4	0.88%	6	0.92%	2	2
Subtotal - Core single-family book	66	0.21%	60	0.24%	3	3
HARP and other relief refinance book(1)	18	0.72%	20	0.75%	8	8
Legacy single-family book	16	4.12%	20	5.13%	89	89
Total	100%	1.32%	100%	1.88%	100%	100%
Region(2)
West	29%	0.79%	29%	1.23%	13%	13%
Northeast	26	2.04%	26	2.81%	41	26
North Central	17	1.13%	17	1.48%	17	22
Southeast	16	1.57%	16	2.40%	25	35
Southwest	12	0.88%	12	1.16%	4	4
Total	100%	1.32%	100%	1.88%	100%	100%
State(3)
Florida	5%	2.16%	6%	3.92%	18%	28%
New Jersey	4	3.90%	4	5.49%	15	6
New York	5	2.94%	5	4.06%	12	4
Illinois	5	1.62%	5	2.17%	8	10
California	18	0.60%	17	0.92%	5	5
All other	63	1.12%	63	1.52%	42	47
Total	100%	1.32%	100%	1.88%	100%	100%

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

(3)	States presented based on those with the highest percentage of credit losses during the year ended December 31, 2015.
The REO balance, net at December 31, 2015 and 2014 associated with single-family properties was $1.7 billion and $2.6 billion, respectively, and the balance associated with multifamily properties was $4 million and $0, respectively. Our single-family REO inventory consisted of 17,004 properties and 25,768 properties at December 31, 2015 and 2014, respectively. In recent years, the foreclosure process has been significantly slowed in many geographic areas, particularly in states that require a judicial foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO.

Freddie Mac 2015 Form 10-K	292

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

CREDIT PERFORMANCE OF CERTAIN HIGHER RISK SINGLE-FAMILY LOAN CATEGORIES

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A. Although we discontinued new purchases of loans with lower documentation standards beginning March 1, 2009, we continued to purchase certain amounts of these loans in cases where the loan was either:

•	Purchased pursuant to a previously issued other mortgage-related guarantee;

•	Part of our relief refinance initiative; or

•	In another refinance loan initiative and the pre-existing loan (including Alt-A loans) was originated under less than full documentation standards.
In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as Alt-A in the table below because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred.
Although we do not categorize single-family loans we purchase or guarantee as prime or subprime, we recognize that there are a number of loan types with certain characteristics that indicate a higher degree of credit risk.
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

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Interest-only	1%	2%	6.02%	9.36%
Option ARM(2)	—%	—%	8.01%	9.87%
Alt-A	2%	3%	6.32%	8.53%
Original LTV ratio greater than 90%(3)	16%	16%	2.01%	2.58%
Lower credit scores at origination (less than 620)	2%	3%	6.67%	8.57%

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)
For reporting purposes, loans within the option ARM category continue to be reported in that category following modification, even though the modified loan no longer provides for optional payment provisions.

(3)	Includes HARP loans, which we purchase as part of our participation in the MHA Program.

Freddie Mac 2015 Form 10-K	293

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

Loans in our Legacy single-family book have been more affected by declines in home prices that have occurred since 2006 than loans originated in other years. Our Legacy single-family book comprised approximately 16% of our single-family credit guarantee portfolio, based on UPB at December 31, 2015, and these loans accounted for approximately 89% of our credit losses during 2015.
We categorize our investments in non-agency mortgage-related securities as subprime, option ARM, or Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions. We have not identified option ARM, CMBS, obligations of states and political subdivisions, and manufactured housing securities as either subprime or Alt-A securities. See Note 6 for further information on these categories and other concentrations in our investments in securities.
MULTIFAMILY MORTGAGE PORTFOLIO

Numerous factors affect a multifamily borrower’s ability to repay the loan and the value of the property underlying the loan. The most significant factors affecting credit risk are rental rates and capitalization rates for the mortgaged property. Rental rates vary among geographic regions of the United States. The average UPB for multifamily loans is significantly larger than for single-family loans and, therefore, individual defaults for multifamily borrowers can result in more significant losses.
The table below summarizes the concentration of multifamily loans in our multifamily mortgage portfolio classified by the legal structure of the investments we hold, based on UPB.

	December 31, 2015		December 31, 2014
(dollars in billions)	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
Unsecuritized loans	$49.1	0.04%	$53.0	0.02%
K Certificates	103.1	0.02%	76.0	0.01%
Other securitization products	6.7	—%	5.0	0.64%
Other mortgage-related guarantees	9.5	—%	9.3	—%
Total	$168.4	0.02%	$143.3	0.04%

(1)	Based on loans two monthly payments or more delinquent or in foreclosure.
In the multifamily mortgage portfolio, the primary concentration of credit risk is based on the legal structure of the investments we hold. Our exposure to credit risk in K Certificates is minimal, as the expected credit risk is absorbed by the subordinate tranches, which are generally sold to private investors. As a result, our multifamily credit risk is primarily related to loans that have not been securitized.
SELLERS AND SERVICERS

We acquire a significant portion of our single-family loan purchase volume from several large sellers. Our top 10 single-family sellers provided approximately 50% of our single-family purchase volume during 2015. Our top two single-family sellers, Wells Fargo Bank, N.A. and Bank of America, N.A., accounted for 12% and 11%, respectively, of our single-family mortgage purchase volume and were the only single-family sellers that comprised 10% or more of our purchase volume during 2015. In recent years, there has been a shift in our purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown rapidly in recent years

Freddie Mac 2015 Form 10-K	294

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

and we purchase a significant share of our loans from them. Our top three non-depository sellers provided approximately 10% of our single-family purchase volume during 2015.
We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our sellers and servicers of their obligations to repurchase loans or (at our option) indemnify us in the event of breaches of the representations and warranties they made when they sold the loans to us or failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a loan after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide on the appeal. As of December 31, 2015 and 2014, the UPB of loans subject to our repurchase requests issued to our single-family sellers and servicers was approximately $0.4 billion and $0.7 billion, respectively (these figures include repurchase requests for which appeals were pending). During 2015 and 2014 we recovered amounts that covered losses with respect to $0.8 billion and $2.0 billion, respectively, in UPB of loans subject to our repurchase requests.
At the direction of FHFA, Freddie Mac and Fannie Mae have revised their representation and warranty framework for conventional loans purchased by the GSEs on or after January 1, 2013. The objective of the revised framework is to clarify lenders’ repurchase exposures and liability on future sales of loans to Freddie Mac and Fannie Mae. This framework does not affect seller/servicers’ obligations under their contracts with us with respect to loans sold to us prior to January 1, 2013. This framework also does not affect their obligation to service these loans in accordance with our servicing standards. Under this framework, sellers are relieved of certain repurchase obligations for loans that meet specific payment requirements. This includes, subject to certain exclusions, loans with 36 months (12 months for relief refinance loans) of consecutive, on-time payments after we purchase them.
In May 2014, we announced changes to our representation and warranty framework for loans acquired on and after July 1, 2014. These changes relieve sellers of additional representations and warranties for these loans and provide relief for loans we have fully reviewed in our quality control process and determined to be acceptable. As of December 31, 2015, approximately 50% in UPB of loans in our single-family credit guarantee portfolio were purchased since January 1, 2013 and are subject to our revised representation and warranty framework.
At the direction of FHFA, we implemented a new remedies framework for the categorization of loan origination defects for loans with settlement dates on or after January 1, 2016. Among other items, the framework provides that "significant defects" will result in a repurchase request or a repurchase alternative, such as recourse or indemnification. We may require the seller to pay us additional fees or provide us with additional data on the loan.
The ultimate amounts of recovery payments we receive from seller/servicers related to their repurchase obligations may be significantly less than the amount of our estimates of potential exposure to losses. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations is considered in our allowance for loan losses. See Note 4 for further information.
We are also exposed to the risk that servicers might fail to service loans in accordance with our contractual requirements, resulting in increased credit losses. For example, our servicers have an active role in our loss mitigation efforts, including under the MHA Program, and therefore, we have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. Since we do not have our own servicing operation, if our servicers lack

Freddie Mac 2015 Form 10-K	295

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

appropriate controls, experience a failure in their controls, or experience an operating disruption in their ability to service loans, our business and financial results could be adversely affected.
A significant portion of our single-family loans is serviced by several large servicers. Our top two single-family loan servicers, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A., serviced approximately 20% and 10%, respectively, of our single-family loans, and were the only servicers that serviced more than 10% of our loans, as of December 31, 2015. In recent years, there has been a shift in our servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our loans. As of both December 31, 2015 and 2014, approximately 10% of our single-family credit guarantee portfolio was serviced by our three largest non-depository servicers, on a combined basis. Several of these non-depository servicers also service a large share of the loans underlying our investments in non-agency mortgage-related securities.
Ocwen Financial Corp. (Ocwen) is one of our significant non-depository servicers. Ocwen and its subsidiaries and/or affiliates have recently been the subject of significant adverse regulatory scrutiny, and we have taken steps to reduce our exposure to them. We reduced the UPB of Freddie Mac loans serviced by Ocwen to $26.4 billion as of December 31, 2015 from $50.9 billion as of December 31, 2014, a decrease of approximately 48%. We continue to closely monitor Ocwen’s performance.
We acquire our multifamily loans from a network of approved sellers. Our top four multifamily sellers, CBRE Capital Markets, Inc., Berkadia Commercial Mortgage LLC, Holiday Fenoglio Fowler L.P., and Walker & Dunlop, LLC, provided approximately 15%, 13%, 11%, and 11%, respectively, of our multifamily new business volume for 2015. Our top ten multifamily sellers represented an aggregate of approximately 78% of our multifamily new business volume for 2015.
A significant portion of our multifamily loans is serviced by several of our large customers. As of December 31, 2015 our top three multifamily servicers, Wells Fargo Bank, N.A., Berkadia Commercial Mortgage LLC, and CBRE Capital Markets, Inc., each serviced more than 10% of our multifamily mortgage portfolio, excluding loans underlying K Certificates, and together serviced approximately 40% of this portfolio.
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

Freddie Mac 2015 Form 10-K	296

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

MORTGAGE INSURERS

We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our loan loss reserves. See Note 4 for additional information. As of December 31, 2015, mortgage insurers provided coverage with maximum loss limits of $66.5 billion, for $259.3 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance. Our top four mortgage insurer counterparties, United Guaranty Residential Insurance Company, Radian Guaranty Inc., Mortgage Guaranty Insurance Corporation, and Genworth Mortgage Insurance Corporation, each accounted for more than 10% and collectively represented approximately 80% of our overall mortgage insurance coverage at December 31, 2015. Each of our four largest counterparties had a credit rating of BB+ or greater, as of December 31, 2015, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent. PMI Mortgage Insurance Co. (PMI), Republic Mortgage Insurance Co. (RMIC), and Triad Guaranty Insurance Corp. (Triad) are no longer rated by either S&P or Moody’s because they are in rehabilitation or under regulatory supervision.
We received proceeds of $0.7 billion and $1.1 billion during 2015 and 2014, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.3 billion and $0.4 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of December 31, 2015 and 2014, respectively. The balance of these receivables, net of associated reserves, was approximately $0.2 billion and $0.3 billion at December 31, 2015 and 2014, respectively.
PMI and Triad are both in rehabilitation, and a substantial portion of their claims is recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. In 2014, PMI began paying valid claims 67% in cash and 33% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 55% in cash. In 2015, PMI began paying valid claims 70% in cash and 30% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 67% in cash. In 2013, Triad began paying valid claims 75% in cash and 25% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 60% in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers. As of December 31, 2015 and 2014, we had cumulative unpaid deferred payment obligations of $0.5 billion and $0.4 billion, respectively, from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain.
RMIC is under regulatory supervision and is no longer issuing new insurance. In 2014, RMIC resumed paying valid claims at 100% of the claim amount. Previously, RMIC had been paying all valid claims 60% in cash and 40% in deferred payment obligations.
It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.

Freddie Mac 2015 Form 10-K	297

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

BOND INSURERS

Bond insurance is a credit enhancement covering certain of the non-agency mortgage-related securities we hold. Some policies were acquired by the securitization trust that issued the securities we purchase, while others were acquired by us. At December 31, 2015, the maximum principal exposure to credit losses related to such policies was $5.7 billion. At December 31, 2015, our top four bond insurers, Ambac Assurance Corporation (Ambac), National Public Finance Guarantee Corp., Financial Guaranty Insurance Company (FGIC), and MBIA Insurance Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 94% of our coverage.
In 2012, a rehabilitation order was signed granting the Superintendent of Financial Services of the State of New York the authority to take possession and/or control of FGIC’s property and assets and to conduct FGIC’s business. In 2013, FGIC’s plan of rehabilitation was approved, under which permitted claims are paid 17% in cash and the remainder in deferred payment obligations.
In 2010, Ambac established a segregated account for certain Ambac-insured securities, including some of those held by Freddie Mac. Upon the request of the Wisconsin Office of the Commissioner of Insurance, the Wisconsin circuit court put the segregated account into rehabilitation (i.e., a state insolvency proceeding). The Office of the Commissioner of Insurance subsequently filed a plan of rehabilitation with the court. In 2012, Ambac began making partial cash payments of 25% of the permitted amount of each policy claim. In 2013, Ambac began making supplemental payments, equal to all or a portion of the permitted policy claim, with respect to certain specified securities. In 2014, an amended plan was approved by the court. The amended plan provided for Ambac to increase the amount of cash payments to 45% of the permitted amount of each policy claim, with the remainder to be paid in deferred payment obligations. Ambac made a one-time cash payment to us for claims that were previously settled for 25% in cash.
We expect to receive substantially less than full payment of our claims from Ambac and FGIC as these companies are either insolvent or in rehabilitation. We believe that we will also likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. We evaluate the expected recovery from bond insurance policies as part of our impairment analysis for our investments in securities. See Note 6 for further information on our investments in securities covered by bond insurance.
CASH AND OTHER INVESTMENT COUNTERPARTIES

We are exposed to institutional credit risk relating to the potential insolvency of, or the non-performance by, counterparties relating to cash and other investments (including non-mortgage-related investments and cash equivalents) transactions, including those entered into on behalf of our securitization trusts. Our policies require that the issuer be rated as investment grade at the time the financial instrument is purchased. We base the permitted term and dollar limits for each of these transactions on the counterparty's financial strength in order to further mitigate our risk.
Our cash and other investments (including non-mortgage-related investments and cash equivalents) counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. As of December 31, 2015 and 2014, including amounts related to our consolidated VIEs, there were

Freddie Mac 2015 Form 10-K	298

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

$83.8 billion and $71.4 billion, respectively, of cash and securities purchased under agreements to resell invested with institutional counterparties, Treasury securities classified as cash equivalents, or cash deposited with the Federal Reserve Bank of New York. As of December 31, 2015 these included:

•	$42.7 billion of securities purchased under agreements to resell with 13 counterparties that had short-term S&P ratings of A-1 or above;

•	$9.7 billion of securities purchased under agreements to resell with four counterparties that had short-term S&P ratings of A-2;

•
$11.1 billion of securities purchased under agreements to resell with three counterparties that do not have short-term S&P or other third-party credit ratings, but were evaluated under the company's counterparty credit risk system and were determined to be eligible for these transactions (by providing more than 100% in approved collateral);

•	$0.4 billion of cash equivalents invested in Treasury securities; and

•	$19.7 billion of cash deposited with the Federal Reserve Bank of New York (as a non-interest bearing deposit).
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
We have been working with an investor consortium that seeks to enforce certain claims relating to certain Countrywide non-agency mortgage-related securities. In June 2011, Bank of America Corporation, BAC Home Loans Servicing, LP, Countrywide Financial Corporation and Countrywide Home Loans, Inc. entered into a settlement agreement with The Bank of New York Mellon, as trustee, to resolve certain claims with respect to a number of Countrywide mortgage securitization trusts. In January 2014, a New York state court approved a significant portion of the settlement. In March 2015, a New York intermediate appellate court upheld the settlement in full. The conditions to the settlement have been satisfied. On February 5, 2016, the trustee filed a petition in New York state court seeking the court's resolution of a dispute among the investors over the proper allocation of the settlement proceeds through certain trusts covered by the agreement. As a result of this action, it is uncertain when the trustee will distribute the settlement funds to the trusts.

Freddie Mac 2015 Form 10-K	299

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

We have also been working with an investor consortium that seeks to enforce certain claims relating to certain Citigroup non-agency mortgage-related securities. In April 2014, Citigroup Inc. entered into a settlement agreement with the trustees of the securities covered by the settlement. In December 2015, a New York state court entered a judgment approving the settlement in all respects. The order became final in January 2016. It is likely that the conditions of the settlement will be fully satisfied in the near term. As a result, we expect to receive a benefit for those securitizations that we hold at the time of such distributions. This benefit, which is expected to be approximately $0.1 billion, will be reflected in earnings through higher net income recognized over the expected life of the securities.
We also entered into a settlement agreement with Sand Canyon Corporation (formerly known as Option One Mortgage Corporation) in December 2015 to resolve contractual claims with respect to certain non-agency mortgage-related securities that we hold.
A significant portion of the single-family loans underlying our investments in non-agency mortgage-related securities is serviced by non-depository servicers. As of December 31, 2015 and 2014, approximately $13.0 billion and $17.9 billion, respectively, in UPB of loans underlying our investments in single-family non-agency mortgage-related securities were serviced by subsidiaries and/or affiliates of Ocwen.

Freddie Mac 2015 Form 10-K	300

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

NOTE 14: FAIR VALUE DISCLOSURES
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
FAIR VALUE MEASUREMENTS

The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The levels of the fair value hierarchy are defined as follows in priority order:

•	Level 1 - inputs to the valuation techniques are based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 - inputs to the valuation techniques are based on observable inputs other than quoted prices in active markets for identical assets or liabilities.

•	Level 3 - one or more inputs to the valuation technique are unobservable and significant to the fair value measurement
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
VALUATION PROCESSES AND CONTROLS OVER FAIR VALUE MEASUREMENTS

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

Freddie Mac 2015 Form 10-K	301

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

The independent validation procedures performed by ERM are intended to ensure that the prices we receive from third parties are consistent with our observations of market activity, and that fair value measurements developed using internal data reflect the assumptions that a market participant would use in pricing our assets and liabilities. These validation procedures include performing a monthly independent verification of fair value measurements through independent modeling, analytics, and comparisons to other market source data, if available. Where applicable, prices are back-tested by comparing actual transaction prices to our fair value measurements. Analytical procedures include automated checks consisting of prior-period variance analysis, comparisons of actual prices to internally calculated expected prices based on observable market changes, analysis of changes in pricing ranges, relative value comparisons, and comparisons using modeled yields. Thresholds are set for each product category by ERM to identify exceptions that require further analysis. If a price is outside of our established thresholds, we perform additional verification procedures, including supplemental analytics and/or follow up discussions with the third-party provider. If we are unable to validate the reasonableness of a given price, we ultimately do not use that price for fair value measurements in our consolidated financial statements. These procedures are risk-based and are executed before we finalize the prices used in preparing our fair value measurements for our financial statements.
In addition to performing the validation procedures noted above, ERM provides independent risk governance over all valuation processes by establishing and maintaining a corporate-wide valuation framework and control policy. ERM also independently reviews significant judgments, methodologies, and valuation techniques to ensure compliance with established policies.
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
Use of Third-Party Pricing Data in Fair Value Measurement

Many of our valuation techniques use, either directly or indirectly, data provided by third-party pricing services or dealers. The techniques used by these pricing services and dealers to develop the prices generally are either:

•	A comparison to transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; or

•	Industry-standard modeling, such as a discounted cash flow model.
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

Freddie Mac 2015 Form 10-K	302

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

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
In many cases, we receive quotes from third-party pricing services or dealers and use those prices without adjustment. For a large majority of the assets and liabilities we value using pricing services and dealers, we obtain quotes from multiple external sources and use the median of the prices to measure fair value. This technique is referred to below as “median of external sources.” The significant inputs used in the fair value measurement of assets and liabilities that are valued using the median of external sources pricing technique are the third-party quotes. Significant increases (decreases) in any of the third-party quotes in isolation may result in a significantly higher (lower) fair value measurement. In limited circumstances, we may be able to receive pricing information from only a single external source. This technique is referred to below as “single external source.”
VALUATION TECHNIQUES

The following table contains a description of the valuation techniques we use for fair value measurement and disclosure; the significant inputs used in those techniques (if applicable); the classification within the fair value hierarchy; and, for those measurements that we report on our consolidated balance sheets and are classified as Level 3 of the hierarchy, a narrative description of the sensitivity of the fair value measurement to changes in significant unobservable inputs. Although the sensitivities of the unobservable inputs are discussed below in isolation, interrelationships exist among the inputs such that a change in one unobservable input can result in a change to one or more of the other inputs. For example, the most common interrelationship that impacts the majority of our fair value measurements is between future interest rates, prepayment speeds, and probabilities of default. Generally, a change in the assumption used for future interest rates results in a directionally opposite change in the assumption used for prepayment speeds and a directionally similar change in the assumption used for probabilities of default.
Each technique discussed below may not be used in a given reporting period, depending on the composition of our assets and liabilities measured at fair value and relevant market activity during that period.

Instrument	Valuation Technique	Classification in the Fair Value Hierarchy
Securities
U.S. Treasury Securities	Valuations are based on quoted prices in active markets.	Level 1
Agency mortgage-related securities	Valuations are based on:
	• Fixed-rate single-class: Observable prices for similar TBA securities adjusted for specific collateral characteristics	Level 2

Freddie Mac 2015 Form 10-K	303

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
	•	Adjustable-rate single-class and majority of multi-class securities: Median of external sources	Predominantly Level 2
	•	Certain multi-class securities: Single external source	Levels 2 and 3
Agency mortgage-related securities (continued)	•
Certain multi-class securities with limited market activity: Discounted cash flows or risk metric pricing. Under risk metric pricing, securities are valued by starting with a prior period price and adjusting that price for market changes in certain key risk metrics such as key rate durations. Significant inputs used in the discounted cash flow technique include OAS. Significant inputs used in the risk metric pricing technique include key risk metrics, such as key rate durations. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value. Significant increases (decreases) in key rate durations in isolation would result in a significant increase (decrease) in the magnitude of change of fair value measurement in response to key rate movements
Level 3

Commercial mortgage-related securities	Valuations are based on the median of external sources or, in limited circumstances, a single external source		Predominantly Level 2
Other non-agency mortgage-related securities	Valuations are based on the median of external sources		Level 3
Mortgage Loans
Single-family loans	Valuations are based on:
•
GSE Securitization Market: Benchmark security pricing for actively traded mortgage-related securities with similar characteristics, adjusting for the value of our management and guarantee fee and our credit obligation related to performing our guarantee (see Guarantee Obligation). The credit obligation is based on: delivery and guarantee fees we charge under current market pricing for loans that qualify under our current underwriting standards (Level 2) and internal credit models for loans that do not qualify under our current underwriting standards (Level 3)
Level 2 or 3
	•	Whole Loan Market: Median of external sources, referencing market activity for deeply delinquent and modified loans, where available	Level 3
•
Impaired held-for-investment: Internal models that estimate the fair value of the underlying collateral for impaired loans. Significant inputs used by our internal models include REO disposition, short sale and third-party sale values, combined with mortgage loan level characteristics using the repeat housing sales index to estimate the current fair value of the mortgage loan. Significant increases (decreases) in the historical average sales proceeds per mortgage loan in isolation would result in significantly higher (lower) fair value measurements
Level 3

Multifamily loans	Valuations are based on:

Freddie Mac 2015 Form 10-K	304

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
	•	Held-for-sale: Market prices from a third-party pricing service, using discounted cash flows based on K Certificate market spreads	Level 2
	•	Held-for-investment: Market prices from a third-party pricing service using discounted cash flows incorporating credit spreads for similar loans based on the loan's LTV and DSCR	Level 3
•
Impaired held-for-investment: Income capitalization or third-party appraisals. Significant inputs in the income capitalization technique include capitalization rates. Significant increases (decreases) in the capitalization rate in isolation would result in a significantly lower (higher) fair value measurement
Level 3

Derivative Assets, Net and Derivative Liabilities, Net
Derivatives	Valuations are based on:
	•	Exchange-traded futures: Quoted prices in active markets	Level 1
	•	Interest-rate swaps: Discounted cash flows. Significant inputs include market-based interest rates	Level 2
	•	Option-based derivatives: Option-pricing models. Significant inputs include Interest-rate volatility matrices	Level 2
	•	Purchase and Sale Commitments: see Agency Mortgage-Related Securities	Level 2
Other Assets and Other Liabilities
Guarantee asset	Valuations are based on:
	•	Single-family: Median of external sources with adjustments for specific loan characteristics	Level 3
•
Multifamily: Discounted cash flows. Significant inputs include current OAS-to-benchmark interest rates for new guarantees. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement
Level 3

Mortgage servicing rights	Valuations are based on market prices from third party using discounted cash flows. Significant inputs include:		Level 3
	•	Estimated prepayment rates,
	•	Estimated costs to service both performing and non-accrual loans, and
	•	Estimated servicing income per loan (including ancillary income).

Significant increases (decreases) in cost to service per loan and prepayment rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in servicing income per loan in isolation would result in a significantly higher (lower) fair value measurement.

Freddie Mac 2015 Form 10-K	305

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Single-family REO
Valuations are based on an internal model, which uses REO disposition prices combined with loan level characteristics, using the repeat housing sales index. Significant inputs include the historical sales proceeds per property and the repeat housing sales index. Significant increases (decreases) in the historical sales proceeds per property in isolation would result in significantly higher (lower) fair value measurement.

Level 3
Guarantee obligation	Valuations are based on:
	•	Single-family
		The delivery and management and guarantee fees that we charge under our current market pricing	Level 2
		Internal credit models. Significant inputs include loan characteristics, loan performance, and status information.	Level 3
	•	Multifamily: Discounted cash flows. Significant inputs are similar to those used in the valuation technique for the Multifamily Guarantee Asset.	Level 3
Debt
Debt securities of consolidated trusts held by third parties	Valuations are based on the valuation techniques we use to value our investments in agency securities.		Level 2 or 3
Other debt	Valuations are based on:		Predominantly Level 2
	•	Median of external sources
	•	Single external source
	•	Published yield matrices
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

Freddie Mac 2015 Form 10-K	306

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends in December 2016, the beneficial pricing afforded to HARP loans will no longer be reflected in the pricing structure of our management and guarantee fees. If these benefits were not reflected in the pricing for these loans, the fair value of our loans would have decreased by $12.9 billion and $19.1 billion as of December 31, 2015 and 2014, respectively. The total fair value of the loans in our portfolio that reflect the pricing afforded to HARP loans as of December 31, 2015 and 2014 is $82.8 billion and $119.8 billion, respectively.
ASSETS AND LIABILITIES ON OUR CONSOLIDATED BALANCE SHEETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following tables present our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option, as of December 31, 2015 and 2014.

Freddie Mac 2015 Form 10-K	307

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$30,919	$2,608	$—	$33,527
Fannie Mae	—	7,172	90	—	7,262
Ginnie Mae	—	161	1	—	162
CMBS	—	8,918	3,530	—	12,448
Subprime	—	—	12,802	—	12,802
Option ARM	—	—	3,678	—	3,678
Alt-A and other	—	—	3,278	—	3,278
Obligations of states and political subdivisions	—	—	1,205	—	1,205
Manufactured housing	—	—	575	—	575
Total available-for-sale securities, at fair value	—	47,170	27,767	—	74,937
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	15,182	331	—	15,513
Fannie Mae	—	6,397	41	—	6,438
Ginnie Mae	—	30	—	—	30
Other	—	144	2	—	146
Total mortgage-related securities	—	21,753	374	—	22,127
Non-mortgage-related securities	17,151	—	—	—	17,151
Total trading securities, at fair value	17,151	21,753	374	—	39,278
Total investments in securities	17,151	68,923	28,141	—	114,215
Mortgage loans:
Held-for-sale, at fair value	—	17,660	—	—	17,660
Derivative assets, net:
Interest-rate swaps	—	4,911	—	—	4,911
Option-based derivatives	—	4,821	—	—	4,821
Other	—	34	25	—	59
Subtotal, before netting adjustments	—	9,766	25	—	9,791
Netting adjustments(1)	—	—	—	(9,396)	(9,396)
Total derivative assets, net	—	9,766	25	(9,396)	395
Other assets:
Guarantee asset, at fair value	—	—	1,753	—	1,753
Total assets carried at fair value on a recurring basis	$17,151	$96,349	$29,919	$(9,396)	$134,023
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$139	$—	$—	$139
Other debt, at fair value	—	7,045	—	—	7,045
Derivative liabilities, net:
Interest-rate swaps	—	12,222	—	—	12,222
Option-based derivatives	—	128	—	—	128
Other	—	28	33	—	61
Subtotal, before netting adjustments	—	12,378	33	—	12,411
Netting adjustments(1)	—	—	—	(11,157)	(11,157)
Total derivative liabilities, net	—	12,378	33	(11,157)	1,254
Other liabilities:
All other, at fair value	—	—	10	—	10
Total liabilities carried at fair value on a recurring basis	$—	$19,562	$43	$(11,157)	$8,448

Freddie Mac 2015 Form 10-K	308

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$34,868	$4,231	$—	$39,099
Fannie Mae	—	11,228	85	—	11,313
Ginnie Mae	—	195	4	—	199
CMBS	—	18,348	3,474	—	21,822
Subprime	—	—	20,589	—	20,589
Option ARM	—	—	5,649	—	5,649
Alt-A and other	—	16	5,027	—	5,043
Obligations of states and political subdivisions	—	—	2,198	—	2,198
Manufactured housing	—	—	638	—	638
Total available-for-sale securities, at fair value	—	64,655	41,895	—	106,550
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	16,542	927	—	17,469
Fannie Mae	—	5,867	232	—	6,099
Ginnie Mae	—	15	1	—	16
Other	—	167	4	—	171
Total mortgage-related securities	—	22,591	1,164	—	23,755
Non-mortgage-related securities	6,682	—	—	—	6,682
Total trading securities, at fair value	6,682	22,591	1,164	—	30,437
Total investments in securities	6,682	87,246	43,059	—	136,987
Mortgage loans:
Held-for-sale, at fair value	—	12,130	—	—	12,130
Derivative assets, net:
Interest-rate swaps	—	5,653	—	—	5,653
Option-based derivatives	5	4,219	—	—	4,224
Other	—	40	27	—	67
Subtotal, before netting adjustments	5	9,912	27	—	9,944
Netting adjustments(1)	—	—	—	(9,122)	(9,122)
Total derivative assets, net	5	9,912	27	(9,122)	822
Other assets:
Guarantee asset, at fair value	—	—	1,626	—	1,626
All other, at fair value	—	—	5	—	5
Total other assets	—	—	1,631	—	1,631
Total assets carried at fair value on a recurring basis	$6,687	$109,288	$44,717	$(9,122)	$151,570
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$42	$—	$—	$42
Other debt, at fair value	—	5,820	—	—	5,820
Derivative liabilities, net:
Interest-rate swaps	—	13,316	—	—	13,316
Option-based derivatives	28	99	—	—	127
Other	—	80	37	—	117
Subtotal, before netting adjustments	28	13,495	37	—	13,560
Netting adjustments(1)	—	—	—	(11,597)	(11,597)
Total derivative liabilities, net	28	13,495	37	(11,597)	1,963
Total liabilities carried at fair value on a recurring basis	$28	$19,357	$37	$(11,597)	$7,825

(1)
Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable. The net cash collateral posted was $2.3 billion and $3.2 billion, respectively, at December 31, 2015 and 2014. The net interest receivable (payable) of derivative assets and derivative liabilities was $(0.6) billion and $(0.7) billion at December 31, 2015 and 2014, respectively, which was mainly related to interest rate swaps.

Freddie Mac 2015 Form 10-K	309

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

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
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis at December 31, 2015 and 2014, respectively.

	December 31,
	2015				2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$9,314	$5,851	$15,165	$—	$80	$8,962	$9,042
REO, net(2)	—	—	1,046	1,046	—	—	1,665	1,665
Total assets measured at fair value on a non-recurring basis	$—	$9,314	$6,897	$16,211	$—	$80	$10,627	$10,707

(1)
Includes loans that are classified as held-for-investment and have been measured for impairment based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost.

(2)
Represents the fair value of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was adjusted to fair value of $1.0 billion, less estimated costs to sell of $68 million (or approximately $0.9 billion) at December 31, 2015. The carrying amount of REO, net was adjusted to fair value of $1.7 billion, less estimated costs to sell of $109 million (or approximately $1.6 billion) at December 31, 2014.

LEVEL 3 FAIR VALUE MEASUREMENTS

The table below presents a reconciliation of all assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014, including transfers into and out of Level 3 assets and liabilities. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities for the years ended December 31, 2015 and 2014. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

Freddie Mac 2015 Form 10-K	310

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

	Year Ended December 31, 2015
		Realized and unrealized gains (losses)
	Balance, January 1, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, December 31, 2015	Unrealized gains (losses) still held
	in millions
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$4,231	$28	$3	$31	$671	$—	$(665)	$93	$—	$(1,753)	$2,608	$(3)
Fannie Mae	85	—	3	3	—	—	—	(26)	37	(9)	90	—
Ginnie Mae	4	—	—	—	—	—	—	(3)	—	—	1	—
CMBS	3,474	(20)	109	89	—	—	—	(33)	—	—	3,530	(20)
Subprime	20,589	817	(76)	741	—	—	(6,067)	(2,461)	—	—	12,802	168
Option ARM	5,649	233	67	300	—	—	(1,627)	(646)	2	—	3,678	137
Alt-A and other	5,027	263	(50)	213	—	—	(1,145)	(823)	6	—	3,278	—
Obligations of states and political subdivisions	2,198	2	(15)	(13)	—	—	—	(981)	1	—	1,205	—
Manufactured housing	638	—	5	5	—	—	(1)	(73)	6	—	575	112
Total available-for-sale mortgage-related securities	41,895	1,323	46	1,369	671	—	(9,505)	(4,953)	52	(1,762)	27,767	394
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	927	(42)	—	(42)	36	—	(10)	(11)	91	(660)	331	(41)
Fannie Mae	232	3	—	3	—	—	(94)	(2)	—	(98)	41	(12)
Ginnie Mae	1	—	—	—	—	—	(1)	—	—	—	—	—
Other	4	3	—	3	—	—	(4)	(1)	—	—	2	—
Total trading mortgage-related securities	1,164	(36)	—	(36)	36	—	(109)	(14)	91	(758)	374	(53)
Other assets:
Guarantee asset(3)	1,626	(47)	—	(47)	—	688	—	(514)	—	—	1,753	(33)
All other, at fair value	5	(5)	—	(5)	—	—	—	—	—	—	—	—
Total other assets	1,631	(52)	—	(52)	—	688	—	(514)	—	—	1,753	(33)

		Realized and unrealized (gains) losses
	Balance, January 1, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, December 31, 2015	Unrealized (gains) losses still held
	(in millions)
Liabilities
Net derivatives(4)	$10	$(5)	$—	$(5)	$—	$—	$—	$3	$—	$—	$8	$2
Other liabilities:
All other, at fair value	—	10	—	10	—	—	—	—	—	—	10	15

Freddie Mac 2015 Form 10-K	311

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

	Year Ended December 31, 2014
		Realized and unrealized gains (losses)
	Balance, January 1, 2014	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, December 31, 2014	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$1,939	$2	$71	$73	$5,742	$—	$(3,346)	$(138)	$3	$(42)	$4,231	$—
Fannie Mae	131	—	(2)	(2)	48	—	(59)	(29)	45	(49)	85	—
Ginnie Mae	12	—	—	—	—	—	(6)	(3)	1	—	4	—
CMBS	3,109	—	397	397	—	—	(1)	(31)	—	—	3,474	—
Subprime	27,499	(524)	2,778	2,254	—	—	(7,469)	(1,695)	—	—	20,589	(794)
Option ARM	6,574	(71)	232	161	—	—	(791)	(295)	—	—	5,649	(102)
Alt-A and other	8,706	111	158	269	—	—	(3,659)	(272)	—	(17)	5,027	(42)
Obligations of states and political subdivisions	3,495	1	71	72	1	—	(13)	(1,357)	—	—	2,198	—
Manufactured housing	684	—	28	28	—	—	—	(74)	—	—	638	—
Total available-for-sale mortgage-related securities	52,149	(481)	3,733	3,252	5,791	—	(15,344)	(3,894)	49	(108)	41,895	(938)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	343	8	—	8	2,282	95	(1,690)	(43)	—	(68)	927	11
Fannie Mae	221	(45)	—	(45)	79	—	—	(14)	21	(30)	232	(45)
Ginnie Mae	74	—	—	—	1	—	(70)	(4)	—	—	1	(2)
Other	8	(1)	—	(1)	—	—	—	(3)	—	—	4	(1)
Total trading mortgage-related securities	646	(38)	—	(38)	2,362	95	(1,760)	(64)	21	(98)	1,164	(37)
Other assets:
Guarantee asset(3)	1,611	(184)	—	(184)	—	427	—	(228)	—	—	1,626	(263)
All other, at fair value	9	(4)	—	(4)	—	—	—	—	—	—	5	(4)
Total other assets	1,620	(188)	—	(188)	—	427	—	(228)	—	—	1,631	(267)

		Realized and unrealized (gains) losses
	Balance, January 1, 2014	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, December 31, 2014	Unrealized (gains) losses still held
	(in millions)
Liabilities
Other debt, at fair value	$1,528	$(7)	$—	$(7)	$—	$—	$—	$(1,521)	$—	$—	$—	$—
Net derivatives(4)	325	(94)	—	(94)	—	—	—	60	—	(281)	$10	(30)

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

(2)
Transfers out of Level 3 during the year ended December 31, 2015 consisted primarily of certain mortgage-related securities and certain derivatives due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Freddie Mac securities are generally classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during the year ended December 31, 2015 consisted primarily of certain mortgage-related securities due to a lack of market activity and relevant price quotes from dealers and third-party pricing services.

(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of comprehensive income.

(4)	Amounts are prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Freddie Mac 2015 Form 10-K	312

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3) as of December 31, 2015 and 2014.

Freddie Mac 2015 Form 10-K	313

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

	December 31, 2015
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)				Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac		$2,145	Discounted cash flows	OAS	(46) - 503 bps	86 bps
		463	Other
Total Freddie Mac	$33,527	2,608
Fannie Mae		37	Median of external sources
		36	Single external source
		17	Other
Total Fannie Mae	7,262	90
Ginnie Mae		1	Discounted cash flows
Total Ginnie Mae	162	1
CMBS		3,530	Risk Metrics	Effective duration	3.15 - 11.02 years	9.57 years
Total CMBS	12,448	3,530
Subprime, option ARM, and Alt-A:
Subprime		11,652	Median of external sources	External pricing sources	$73.2 - $77.3	$75.0
		1,150	Other
Total subprime	12,802	12,802
Option ARM		3,190	Median of external sources	External pricing sources	$67.8 - $72.4	$69.9
		488	Other
Total option ARM	3,678	3,678
Alt-A and other		2,601	Median of external sources	External pricing sources	$85.8 - $89.3	$87.6
		506	Single external source	External pricing source	$84.7 - $84.7	$84.7
		171	Other
Total Alt-A and other	3,278	3,278
Obligations of states and political subdivisions		1,099	Median of external sources	External pricing sources	$101.4 - $101.8	$101.6
		106	Other
Total obligations of states and political subdivisions	1,205	1,205
Manufactured housing		505	Median of external sources	External pricing sources	$90.4 - $93.7	$92.1
		70	Other
Total manufactured housing	575	575
Total available-for-sale mortgage-related securities	74,937	27,767
Trading, at fair value
Mortgage-related securities
Freddie Mac		249	Discounted cash flows	OAS	(1,315) - 1,959 bps	129 bps
		19	Risk Metrics
		63	Other
Total Freddie Mac	15,513	331
Fannie Mae		41	Discounted cash flows
Total Fannie Mae	6,438	41
Ginnie Mae	30	—
Other		1	Median of external sources
		1	Discounted cash flows
Total other	146	2
Total trading mortgage-related securities	22,127	374
Total investments in securities	$97,064	$28,141
Other assets:
Guarantee asset, at fair value		$1,623	Discounted cash flows	OAS	17 - 198 bps	57 bps
		130	Other
Total guarantee asset, at fair value	$1,753	1,753
Liabilities
Net derivatives		8	Other
Total net derivatives	859	8
Other liabilities
All other, at fair value		10	Other
Total all other, at fair value	10	10

Freddie Mac 2015 Form 10-K	314

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

	December 31, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)				Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac		$2,980	Discounted cash flows	OAS	(146) - 144 bps	83 bps
		375	Risk metric	Effective duration	0.18 - 7.54 years	3.82 years
		143	Median of external sources	External pricing sources	$103.2 - $104.4	$103.8
		733	Other
Total Freddie Mac	$39,099	4,231
Fannie Mae		47	Median of external sources
		29	Discounted cash flows
		9	Other
Total Fannie Mae	11,313	85
Ginnie Mae		4	Discounted cash flows
Total Ginnie Mae	199	4
CMBS		2,726	Risk Metrics	Effective duration	5.84 - 10.65 years	9.59 years
		748	Discounted cash flows	OAS	181 -766 bps	421 bps
Total CMBS	21,822	3,474
Subprime, option ARM, and Alt-A:
Subprime		18,789	Median of external sources	External pricing sources	$71.0 - $76.1	$73.5
		1,800	Other
Total subprime	20,589	20,589
Option ARM		5,205	Median of external sources	External pricing sources	$65.3 - $70.9	$67.9
		444	Other
Total option ARM	5,649	5,649
Alt-A and other		4,116	Median of external sources	External pricing sources	$83.0 - $86.2	$84.5
		911	Other
Total Alt-A and other	5,043	5,027
Obligations of states and political subdivisions		1,992	Median of external sources	External pricing sources	$101.3 - $101.9	$101.6
		206	Other
Total obligations of states and political subdivisions	2,198	2,198
Manufactured housing		515	Median of external sources	External pricing sources	$89.3 - $92.4	$91.0
		123	Single external source	External pricing source	$89.8 - $89.8	$89.8
Total manufactured housing	638	638
Total available-for-sale mortgage-related securities	106,550	41,895
Trading, at fair value
Mortgage-related securities
Freddie Mac		478	Discounted cash flows	OAS	(219) - 9,748 bps	169 bps
		320	Risk Metrics	Effective duration	1.78 - 2.30 years	2.27 years
		129	Other
Total Freddie Mac	17,469	927
Fannie Mae		207	Discounted cash flows	OAS	(173) - 2,027 bps	204 bps
		25	Other
Total Fannie Mae	6,099	232
Ginnie Mae	16	1
Other		3	Median of external sources
		1	Discounted cash flows
Total other	171	4
Total trading mortgage-related securities	23,755	1,164
Total investments in securities	$130,305	$43,059
Other assets:
Guarantee asset, at fair value		$1,285	Discounted cash flows	OAS	17 - 202 bps	53 bps
		341	Median of external sources	External pricing sources	$10.0 - $21.2	$16.6
Total guarantee asset, at fair value	$1,626	1,626
All other, at fair value		5	Other
Total all other, at fair value	5	5
Total other assets	1,631	1,631
Liabilities
Net derivatives		10	Other
Total net derivatives	1,141	10

Freddie Mac 2015 Form 10-K	315

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a non-recurring basis using unobservable inputs (Level 3) as of December 31, 2015 and 2014. Certain of the fair values in the table below were not obtained as of the period end, but were obtained during the period.

	December 31, 2015
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)				Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$15,165	$5,851
			Internal model	Historical sales proceeds	$3,000 - $788,699	$191,957
			Internal model	Housing sales index	44 - 428 bps	90 bps
			Third-party appraisal	Property value	$1 million - $30 million	$28 million
			Income capitalization(1)	Capitalization rates	6% - 9%	7%
			Median of external sources	External pricing sources	$39.0 - $94.6	$70.0
REO, net	$1,046	$1,046
			Internal model	Historical sales proceeds	$3,000 - $581,751	$155,885
			Internal model	Housing sales index	44 - 428 bps	87 bps
			Other

	December 31, 2014
	Total Fair Value	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)				Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$8,962	$8,962
			Internal model	Historical sales proceeds	$3,000 - $896,519	$162,556
			Internal model	Housing sales index	38 - 294 bps	82 bps
			Third-party appraisal	Property value	$11 million - $44 million	$31 million
			Income capitalization(1)	Capitalization rates	6%- 9%	7%
REO, net	$1,665	$1,665
			Internal model	Historical sales proceeds	$3,008 - $896,519	$154,165
			Internal model	Housing sales index	38 - 294 bps	82 bps

(1)
The predominant valuation technique used for multifamily loans. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.

Freddie Mac 2015 Form 10-K	316

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below presents the carrying value and estimated fair value of our financial instruments as of December 31, 2015 and 2014. For certain types of financial instruments, such as cash and cash equivalents, restricted cash and cash equivalents, securities purchased under agreements to resell, and advances to lenders, the carrying value on our GAAP balance sheets approximates fair value, and these assets are short-term in nature and have limited market value volatility.

	December 31, 2015
		Fair Value
(in millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
Financial Assets
Cash and cash equivalents	$5,595	$5,595	$—	$—	$—	$5,595
Restricted cash and cash equivalents	14,533	14,533	—	—	—	14,533
Securities purchased under agreements to resell	63,644	—	63,644	—	—	63,644
Investments in securities:
Available-for-sale, at fair value	74,937	—	47,170	27,767	—	74,937
Trading, at fair value	39,278	17,151	21,753	374	—	39,278
Total investments in securities	114,215	17,151	68,923	28,141	—	114,215
Mortgage loans:
Loans held by consolidated trusts	1,625,184	—	1,477,251	162,947	—	1,640,198
Loans held by Freddie Mac	129,009	—	31,831	97,133	—	128,964
Total mortgage loans	1,754,193	—	1,509,082	260,080	—	1,769,162
Derivative assets, net	395	—	9,766	25	(9,396)	395
Guarantee asset	1,753	—	—	1,958	—	1,958
Advances to lenders	910	—	910	—	—	910
Total financial assets	$1,955,238	$37,279	$1,652,325	$290,204	$(9,396)	$1,970,412
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,556,121	$—	$1,624,019	$805	$—	$1,624,824
Other debt	414,306	—	412,752	6,586	—	419,338
Total debt, net	1,970,427	—	2,036,771	7,391	—	2,044,162
Derivative liabilities, net	1,254	—	12,378	33	(11,157)	1,254
Guarantee obligation	1,729	—	—	3,129	—	3,129
Total financial liabilities	$1,973,410	$—	$2,049,149	$10,553	$(11,157)	$2,048,545

Freddie Mac 2015 Form 10-K	317

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

	December 31, 2014
		Fair Value
(in millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
Financial Assets
Cash and cash equivalents	$10,928	$10,928	$—	$—	$—	$10,928
Restricted cash and cash equivalents	8,535	8,535	—	—	—	8,535
Securities purchased under agreements to resell	51,903	—	51,903	—	—	51,903
Investments in securities:
Available-for-sale, at fair value	106,550	—	64,655	41,895	—	106,550
Trading, at fair value	30,437	6,682	22,591	1,164	—	30,437
Total investments in securities	136,987	6,682	87,246	43,059	—	136,987
Mortgage loans:
Loans held by consolidated trusts	1,558,094	—	1,387,412	197,896	—	1,585,308
Loans held by Freddie Mac	142,486	—	22,305	119,157	—	141,462
Total mortgage loans	1,700,580	—	1,409,717	317,053	—	1,726,770
Derivative assets, net	822	5	9,912	27	(9,122)	822
Guarantee asset	1,626	—	—	1,837	—	1,837
Total financial assets	$1,911,381	$26,150	$1,558,778	$361,976	$(9,122)	$1,937,782
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,479,473	$—	$1,521,508	$1,364	$—	$1,522,872
Other debt	450,069	—	444,748	13,371	—	458,119
Total debt, net	1,929,542	—	1,966,256	14,735	—	1,980,991
Derivative liabilities, net	1,963	28	13,495	37	(11,597)	1,963
Guarantee obligation	1,623	—	—	3,127	—	3,127
Total financial liabilities	$1,933,128	$28	$1,979,751	$17,899	$(11,597)	$1,986,081
FAIR VALUE OPTION

We elected the fair value option for certain types of investments in securities, multifamily held-for-sale loans, and certain debt.
Investments in Securities

We elected the fair value option for certain mortgage-related securities that contained embedded derivatives, including investments in securities that can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our initial recorded investment, or are not of high credit quality at the acquisition date and are identified as within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets. These securities are classified as trading securities. By electing the fair value option for these instruments, we reflect valuation changes through our consolidated statements of comprehensive income in the period they occur. In addition, upon

Freddie Mac 2015 Form 10-K	318

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

adoption of the accounting guidance for the fair value option, we elected this option for securities within the scope of the accounting guidance for investments in beneficial interests in securitized financial assets to better reflect any valuation changes that would occur subsequent to impairment write-downs previously recorded on these instruments.
Interest income is recognized using the prospective effective interest method. We recognize as interest income (over the life of these securities) the excess of all estimated cash flows attributable to these interests over their book value using the effective interest method. We update our estimates of expected cash flows periodically and recognize changes in the calculated effective interest rate on a prospective basis. For information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option, see Gains (losses) on trading securities within the reconciliation of Segment Earnings to GAAP results in Note 12.
Multifamily Held-For-Sale Loans

We elected the fair value option for multifamily loans that were purchased for securitization. These loans are classified as held-for-sale loans on our consolidated balance sheets to reflect our intent to sell in the future and are measured at fair value on a recurring basis, with subsequent gains or losses related to changes in fair value (net of accrued interest income) reported in other income in our consolidated statements of comprehensive income. We elected to report separately the portion of the changes in fair value of the loans related to accrued interest from the remaining changes in fair value. Related interest income continues to be reported based on the stated terms of the loans, as interest income in our consolidated statements of comprehensive income.
Debt Securities of Consolidated Trusts Held by Third Parties and Other Debt

We elected the fair value option on debt that contains embedded derivatives, primarily STACR debt notes. Fair value changes are recorded in other income in our consolidated statements of comprehensive income. For debt where we have elected the fair value option, upfront costs and fees are recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities.
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option at December 31, 2015 and 2014.

	December 31,
	2015		2014
(in millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Multifamily Held-For-Sale Loans	Other Debt - Long Term
Fair value	$17,660	$7,045	$12,130	$5,820
Unpaid principal balance	17,673	7,093	11,872	5,896
Difference	$(13)	$(48)	$258	$(76)

Freddie Mac 2015 Form 10-K	319

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

Changes in Fair Value under the Fair Value Option Election

We recorded gains (losses) of $(38) million, $0.9 billion, and $(0.3) billion for the years ended December 31, 2015, 2014, and 2013, respectively, from the change in fair value on multifamily held-for-sale loans recorded at fair value in other income in our consolidated statements of comprehensive income.
Gains (losses) on debt securities with the fair value option elected were $(9) million, $144 million, and $(37) million for the years ended December 31, 2015, 2014, and 2013, respectively, and were recorded in other income in our consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for the years ended December 31, 2015, 2014, or 2013 for any assets or liabilities for which we elected the fair value option.

Freddie Mac 2015 Form 10-K	320

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

NOTE 15: LEGAL CONTINGENCIES
We are involved as a party in a variety of legal and regulatory proceedings arising from time to time in the ordinary course of business including, among other things, contractual disputes, personal injury claims, employment-related litigation and other legal proceedings incidental to our business. We are frequently involved, directly or indirectly, in litigation involving mortgage foreclosures. From time to time, we are also involved in proceedings arising from our termination of a seller/servicer’s eligibility to sell loans to, and/or service loans for, us. In these cases, the former seller/servicer sometimes seeks damages against us for wrongful termination under a variety of legal theories. In addition, we are sometimes sued in connection with the origination or servicing of loans. These suits typically involve claims alleging wrongful actions of seller/servicers. Our contracts with our seller/servicers generally provide for indemnification of Freddie Mac against liability arising from seller/servicers' wrongful actions with respect to loans sold to or serviced for Freddie Mac.
Litigation and claims resolution are subject to many uncertainties and are not susceptible to accurate prediction. In accordance with the accounting guidance for contingencies, we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable (as defined in such guidance) and the amount of the loss can be reasonably estimated.
PUTATIVE SECURITIES CLASS ACTION LAWSUIT: OHIO PUBLIC EMPLOYEES RETIREMENT SYSTEM VS. FREDDIE MAC, SYRON, ET AL.

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
In October 2013, defendants filed motions to dismiss the complaint. In October 2014, the Court granted defendants’ motions and dismissed the case in its entirety against all defendants, with prejudice. In November 2014, plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit.
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

Freddie Mac 2015 Form 10-K	321

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

LITIGATION RELATED TO THE TAYLOR, BEAN & WHITAKER (TBW) BANKRUPTCY

In August 2009, TBW, which had been one of our single-family seller/servicers, filed for bankruptcy in the U.S. Bankruptcy Court for the Middle District of Florida. We entered into a settlement with TBW and the TBW creditors' committee regarding the TBW bankruptcy in 2011. However, we continue to be involved in litigation with other parties relating to the TBW bankruptcy, as described below.
On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac has filed a proof of loss under the bonds. The underwriters moved for partial summary judgment against Freddie Mac in April 2013. The Court denied this motion in March 2014, and the underwriters subsequently appealed the denial of the motion to the U.S. District Court. Numerous additional motions for summary judgment filed by the parties, including by Freddie Mac, are pending. In February 2015, the Court granted summary judgment against TBW on its claims. Freddie Mac has moved for a clarification that the Court’s judgment does not apply to Freddie Mac’s separate claims against Lloyds. In September 2015, TBW advised the Court that a settlement had been reached. Documentation of the settlement agreement in a form satisfactory to the parties, including Freddie Mac, is proceeding, and must be submitted to the Court for approval.
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
On September 15, 2014, Freddie Mac filed a lawsuit in the Circuit Court of the 11th Judicial Circuit in Miami-Dade County, Florida against Deloitte & Touche LLP (Deloitte) for negligent misrepresentation / false information negligently supplied for the guidance of others. The complaint alleges, among other items, that Deloitte, as TBW’s independent auditor, made and supplied false information during the course of its professional audits of TBW, as a result of which Freddie Mac incurred damages in excess of $1.3 billion. Freddie Mac seeks damages and interest, as well as costs. In October 2014, Deloitte removed the case from state court to the U.S. District Court for the Southern District of Florida. In January 2016, the parties entered into a settlement on mutually agreeable terms and, as a result, filed a stipulation of dismissal of the action on January 20, 2016. We do not expect the settlement to have a material effect on our financial results for 2016.
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

Freddie Mac 2015 Form 10-K	322

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

and asserts claims for antitrust violations, breach of contract, tortious interference with contract and fraud. Freddie Mac filed an amended complaint in July 2013, and a second amended complaint in October 2014. The defendants have moved to dismiss the second amended complaint; Freddie Mac has opposed this motion. In August 2015, the Court dismissed the portion of our claim related to antitrust violations and fraud and we filed a motion for reconsideration.
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
Litigation in the U.S. District Court for the District of Columbia

In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations. This case is the result of the consolidation of three putative class action lawsuits: Cacciapelle and Bareiss vs. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHFA, filed on July 29, 2013; American European Insurance Company vs. Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and FHFA, filed on July 30, 2013; and Marneu Holdings, Co. vs. FHFA, Treasury, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, filed on September 18, 2013. (The Marneu case was also filed as a shareholder derivative lawsuit.) A consolidated amended complaint was filed in December 2013. In the consolidated amended complaint, plaintiffs allege, among other items, that the August 2012 amendment to the Purchase Agreement breached Freddie Mac's and Fannie Mae's respective contracts with the holders of junior preferred stock and common stock and the covenant of good faith and fair dealing inherent in such contracts. Plaintiffs sought unspecified damages, equitable and injunctive relief, and costs and expenses, including attorney and expert fees.
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

Freddie Mac 2015 Form 10-K	323

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

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
FHFA, joined by Freddie Mac and Fannie Mae, moved to dismiss the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case and the other related cases in January 2014. Treasury filed a motion to dismiss the same day. In September 2014, the District Court granted the motions and dismissed the plaintiffs’ claims. In October 2014, plaintiffs in the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case filed a notice of appeal of the District Court’s decision. The scope of this appeal includes the American European Insurance Company shareholder derivative lawsuit. In October 2014, Arrowood filed a notice of appeal of the District Court’s decision.
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
Rafter, Rattien and Pershing Square Capital Management vs. the United States of America et al. This case was filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac as a “nominal” defendant, on August 14, 2014. The complaint alleges that the net worth sweep dividend provisions of the senior preferred stock constitute an unlawful taking of private property for public use without just compensation, and the U.S government breached an implied-in-fact contract with Freddie Mac. In September 2015, plaintiffs filed an amended complaint, which contains one claim involving Freddie Mac. The amended complaint alleges that Freddie Mac’s charter is a contract with its common stockholders, and that, through the August 2012 amendment to the Purchase Agreement, the U.S. government breached the implied covenant of good faith and fair dealing inherent in such contract. Plaintiffs ask that they be awarded damages or other appropriate relief for the alleged breach of contract as well as attorneys’ fees, costs and expenses.
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

Freddie Mac 2015 Form 10-K	324

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

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
Stockholder Letters

We have received two letters dated January 19, 2016 addressed to the Board of Directors. Each letter is purportedly on behalf of the same holder of stock of Freddie Mac. The first letter urges the members of the Board to take various steps under Virginia law including, among others, causing Freddie Mac to immediately stop paying dividends to Treasury on account of the senior preferred stock. The second letter is a demand to inspect various books and records of Freddie Mac, including Board materials and accounting records. On January 28, 2016, FHFA (as Conservator) informed the purported stockholder’s representative that the state law principles asserted in the first letter are not applicable to the Board and that the stockholder has no basis upon which to demand inspection of Freddie Mac’s records.

Freddie Mac 2015 Form 10-K	325

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

NOTE 16: REGULATORY CAPITAL
In October 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide quarterly submissions to FHFA on minimum capital.
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
Pursuant to regulatory guidance from FHFA, our minimum capital requirement was not affected by adoption of amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs effective January 1, 2010. Specifically, upon adoption of these amendments, FHFA directed us, for purposes of minimum capital, to continue reporting single-family PCs and certain other securitization products held by third parties using a 0.45% capital requirement. FHFA reserves the authority under the GSE Act to raise the minimum capital requirement for any of our assets or activities.
Critical Capital

The critical capital standard required us to hold an amount of core capital that was generally equal to the sum of 1.25% of aggregate on-balance sheet assets and approximately 0.25% of the sum of our PCs held by third parties and other aggregate off-balance sheet obligations.
PERFORMANCE AGAINST REGULATORY CAPITAL STANDARDS

The table below summarizes our minimum capital requirements and deficits and net worth.

(in millions)	December 31, 2015	December 31, 2014
GAAP net worth	$2,940	$2,651
Core capital (deficit)(1)(2)	$(70,549)	$(71,415)
Less: Minimum capital requirement(1)	19,687	20,090
Minimum capital surplus (deficit)(1)	$(90,236)	$(91,505)

(1)	Core capital and minimum capital figures for December 31, 2015 are estimates. FHFA is the authoritative source for our regulatory capital.

Freddie Mac 2015 Form 10-K	326

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

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
Under the GSE Act, FHFA must place us into receivership if FHFA determines that our assets are and have been less than our obligations for a period of 60 days. FHFA has notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA has advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination. If funding has been requested under the Purchase Agreement to address a deficit in our net worth, and Treasury is unable to provide us with such funding within the 60-day period specified by FHFA, FHFA would be required to place us into receivership if our assets remain less than our obligations during that 60-day period.
At December 31, 2015, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. As of December 31, 2015, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.
SUBORDINATED DEBT COMMITMENT

In October 2000, we announced our adoption of a series of commitments designed to enhance market discipline, liquidity, and capital. In September 2005, we entered into a written agreement with FHFA that updated those commitments and set forth a process for implementing them. FHFA, as Conservator of Freddie Mac, has suspended the requirements in the September 2005 agreement with respect to issuance, maintenance, and reporting and disclosure of Freddie Mac subordinated debt during the term of conservatorship and thereafter until directed otherwise.

Freddie Mac 2015 Form 10-K	327

Financial Statements	Notes to the Consolidated Financial Statements | Note 17

NOTE 17: SELECTED FINANCIAL STATEMENT LINE ITEMS
The table below presents the significant components of other income (loss) and other expense on our consolidated statements of comprehensive income.

	Year Ended December 31,
(in millions)	2015	2014	2013
Other income (loss):
Non-agency mortgage-related securities settlements(1)	$65	$6,084	$5,501
Gains (losses) on loans	(2,094)	731	(336)
Other	1,150	1,229	1,485
Total other income (loss)	$(879)	$8,044	$6,650

Other (expense) income:
Property tax and insurance expense on held-for-sale loans	$(1,094)	$(62)	$—
Other (expense) income	(412)	(176)	109
Total other (expense) income	$(1,506)	$(238)	$109

(1)	Settlement agreements primarily related to lawsuits regarding our investments in certain non-agency mortgage-related securities and were a significant component of other income in 2014 and 2013.
The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.

(in millions)	December 31, 2015	December 31, 2014
Other assets:
Accounts and other receivables(1)	$3,625	$3,899
Current income tax receivable	26	1,048
Guarantee asset	1,753	1,626
Advances to lenders	910	—
All other	1,157	1,121
Total other assets	$7,471	$7,694
Other liabilities:
Servicer liabilities	$1,191	$1,847
Guarantee obligation	1,729	1,623
Accounts payable and accrued expenses	1,286	803
All other	1,040	785
Total other liabilities	$5,246	$5,058

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 2015 Form 10-K	328

Quarterly Selected Financial Data

QUARTERLY SELECTED FINANCIAL DATA
(UNAUDITED)

	2015
(in millions, except share-related amounts)	1Q	2Q	3Q	4Q	Full-Year
Net interest income	$3,647	$3,969	$3,743	$3,587	$14,946
Benefit (provision) for credit losses	499	857	528	781	2,665
Non-interest income (loss):
Derivative gains (losses)	(2,403)	3,135	(4,172)	744	(2,696)
Net impairments of available-for-sale securities recognized in earnings	(93)	(98)	(54)	(47)	(292)
Other non-interest income (loss)	349	(496)	385	(849)	(611)
Non-interest income (loss)	(2,147)	2,541	(3,841)	(152)	(3,599)
Non-interest expense:
Administrative expense	(451)	(501)	(465)	(510)	(1,927)
REO operations income (expense)	(75)	(52)	(116)	(95)	(338)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(222)	(235)	(248)	(262)	(967)
Other non-interest expense	(463)	(501)	(270)	(272)	(1,506)
Non-interest expense	(1,211)	(1,289)	(1,099)	(1,139)	(4,738)
Income tax (expense) benefit	(264)	(1,909)	194	(919)	(2,898)
Net income (loss)	$524	$4,169	$(475)	$2,158	$6,376
Total other comprehensive income (loss), net of taxes	$222	$(256)	$(26)	$(517)	$(577)
Comprehensive income (loss)	$746	$3,913	$(501)	$1,641	$5,799
Income (loss) attributable to common stockholders	$(222)	$256	$(475)	$418	$(23)
Income (loss) per common share – basic and diluted(1)	$(0.07)	$0.08	$(0.15)	$0.13	$(0.01)

Freddie Mac 2015 Form 10-K	329

Quarterly Selected Financial Data

	2014
(in millions, except share-related amounts)	1Q	2Q	3Q	4Q	Full-Year

Net interest income	$3,510	$3,503	$3,663	$3,587	$14,263
Benefit (provision) for credit losses	(85)	618	(574)	(17)	(58)
Non-interest income (loss):
Derivative gains (losses)	(2,351)	(1,926)	(617)	(3,397)	(8,291)
Net impairments of available-for-sale securities recognized in earnings	(364)	(157)	(166)	(251)	(938)
Other non-interest income	5,826	677	1,547	1,066	9,116
Non-interest income (loss)	3,111	(1,406)	764	(2,582)	(113)
Non-interest expense:
Administrative expenses	(468)	(453)	(472)	(488)	(1,881)
REO operations income (expense)	(59)	50	(103)	(84)	(196)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(178)	(187)	(198)	(212)	(775)
Other non-interest expense	(66)	(90)	(43)	(39)	(238)
Non-interest expense	(771)	(680)	(816)	(823)	(3,090)
Income tax (expense) benefit	(1,745)	(673)	(956)	62	(3,312)
Net income	$4,020	$1,362	$2,081	$227	$7,690
Total other comprehensive income, net of taxes	$479	$528	$705	$24	$1,736
Comprehensive income	$4,499	$1,890	$2,786	$251	$9,426
Income (loss) attributable to common stockholders	$(479)	$(528)	$(705)	$(624)	$(2,336)
Income (loss) per common share – basic and diluted(1)	$(0.15)	$(0.16)	$(0.22)	$(0.19)	$(0.72)

(1)
Earnings (loss) per common share is computed independently for each of the quarters presented. Due to the use of weighted average common shares outstanding when calculating earnings (loss) per share, the sum of the four quarters may not equal the full-year amount. Earnings (loss) per common share amounts may not recalculate using the amounts shown in this table due to rounding.

Freddie Mac 2015 Form 10-K	330

Controls and Procedures

CONTROLS AND PROCEDURES
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by a company’s internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.
We have been under conservatorship of FHFA since September 6, 2008. FHFA is an independent agency that currently functions as both our Conservator and our regulator with respect to our safety, soundness and mission. Because we are in conservatorship, some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our Conservator, FHFA has the power to take actions without our knowledge that could be material to investors and could significantly affect our financial performance. Although we and FHFA have attempted to design and implement disclosure policies and procedures to account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures under the circumstances of conservatorship. As our Conservator and regulator, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to us, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible. For example, FHFA may formulate certain intentions with respect to the conduct of

Freddie Mac 2015 Form 10-K	331

Controls and Procedures

our business that, if known to management, would require consideration for disclosure or reflection in our financial statements, but that FHFA, for regulatory reasons, may be constrained from communicating to management. As a result of these considerations, we have concluded that this control deficiency constitutes a material weakness in our internal control over financial reporting.
Because of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2015 based on the COSO criteria (2013 Framework). PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2015 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP’s report appears in “Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm.”
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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. As discussed above, we consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.

Freddie Mac 2015 Form 10-K	332

Controls and Procedures

Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting
As described above under "Management's Report on Internal Control Over Financial Reporting,” we have one material weakness in internal control over financial reporting as of December 31, 2015 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the year ended December 31, 2015 have been prepared in conformity with GAAP.

Freddie Mac 2015 Form 10-K	333

Controls and Procedures

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2015
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 and concluded that the following matter has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We continue to make considerable enhancements to our risk management framework. During 2015, we continued to enhance and refine our three-lines-of-defense risk management framework. As part of this effort, during 2015 we moved several key functions within the organization. As we continue to transition to our enhanced three-lines-of-defense framework, we may experience elevated operational risks, which we are managing. For more information, see "MD&A — Risk Management — Operational Risk — Operational Risk Management and Risk Profile."

Freddie Mac 2015 Form 10-K	334

Directors, Corporate Governance, and Executive Officers	Directors

DIRECTORS, CORPORATE GOVERNANCE, AND EXECUTIVE OFFICERS
DIRECTORS
ELECTION OF DIRECTORS
As Conservator, FHFA determines the size of the company’s Board and the scope of its authority. At the start of Conservatorship, FHFA determined that the Board is to have a Non-Executive Chairman, and is to consist of a minimum of 9 and not more than 13 directors, with the Chief Executive Officer being the only corporate officer serving as a member of the Board. The company currently has 13 Board members and expects to maintain the current Board size.
In addition, because FHFA as Conservator has succeeded to the rights of all shareholders of the company, the Conservator elects the directors. Accordingly, we will not solicit proxies, distribute a proxy statement to stockholders, or hold an annual meeting of stockholders in 2016. Instead, the Conservator has elected directors by written consent in lieu of an annual meeting. Annually, the Board identifies director nominees or candidates for the Conservator to consider for election by written consent. When there is a vacancy on the Board, the Board may exercise the authority delegated to it by the Conservator to fill such vacancy, subject to review by the Conservator.
On February 12, 2016, the Conservator executed a written consent, effective as of that date, re-electing each of the 13 then-current directors as a member of our Board. The individuals elected as directors by the Conservator are listed below.

Raphael W. Bostic	Christopher S. Lynch
Carolyn H. Byrd	Sara Mathew
Launcelot F. Drummond	Saiyid T. Naqvi
Thomas M. Goldstein	Nicolas P. Retsinas
Richard C. Hartnack	Eugene B. Shanks, Jr.
Steven W. Kohlhagen	Anthony A. Williams
Donald H. Layton
See “Director Biographical Information” for information about each of our re-elected directors. The terms of those directors will end on the date of the next annual meeting of our stockholders or when the Conservator next elects directors by written consent, whichever occurs first.

Freddie Mac 2015 Form 10-K	335

Directors, Corporate Governance, and Executive Officers	Directors

DIRECTOR CRITERIA, DIVERSITY, QUALIFICATIONS, EXPERIENCE, AND TENURE
Our Board seeks candidates for director who have achieved a high level of stature, success, and respect in their principal occupations.
Each of our current directors was selected as a candidate because of his or her character, judgment, experience, and expertise. Consistent with our Charter and FHFA’s recent rule regarding the Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters, which became effective on December 21, 2015 (the “Corporate Governance Rule”), the factors considered include the knowledge directors would have, as a group, in the areas of business, finance, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, and any other areas that may be relevant to our safe and sound operation. We also considered whether a candidate’s other commitments, including the number of other board memberships held by the candidate, would permit the candidate to devote sufficient time to the candidate’s duties and responsibilities as a director. Our Charter provides that our Board must at all times have at least one person from the homebuilding, mortgage lending, and real estate industries, and at least one person from an organization representing community or consumer interests or one person who has demonstrated a career commitment to the provision of housing for low-income households.
In addition, the Board has adopted a policy (articulated in our Corporate Governance Guidelines, or our “Guidelines”) with regard to the consideration of diversity in identifying director nominees and candidates. As articulated in the Guidelines, the Board seeks to have a diversity of talent, perspectives, experience, and cultures among its members, including minorities, women, and individuals with disabilities, and considers such diversity in the candidate identification and nomination processes. The Guidelines also state that the Board seeks to have a diversity of talent on the Board and that candidates are selected, in part, for their experience and expertise. The Guidelines explain that when identifying director nominees, the Nominating and Governance Committee considers, among other factors, our needs, the talents and skills then available on the Board, and, with respect to incumbent directors, their continued involvement in business and professional activities relevant to us, the skills and experience that should be represented on the Board, the availability of other individuals with desirable skills to join the Board, and the desire to maintain a diverse Board.
FHFA has promulgated a rule regarding minority and women inclusion. This rule implements section 1116 of the Reform Act and generally requires us to encourage the consideration of diversity and the inclusion of women, minorities, and individuals with disabilities in all activities, including considering diversity in the process of nominating directors.
DIRECTOR BIOGRAPHICAL INFORMATION
The following summarizes each director’s Board service, experience, qualifications, attributes, and/or skills that led to his or her selection as a director, and provides other biographical information, as of February 18, 2016:

Freddie Mac 2015 Form 10-K	336

Directors, Corporate Governance, and Executive Officers	Directors

Raphael W. Bostic	Freddie Mac Committees:	Public Directorships:
Age: 49	• Compensation	• None
Director Since: January 2015	• Risk

Mr. Bostic is a leading real estate economist with extensive public policy, academic, and research expertise.
Experience and Qualifications

•
Chair, Department on Governance, Management, and the Policy Process at the Sol Price School of Public Policy at the University of Southern California (2015-present); Bedrosian Chair in Governance and Public Enterprise at the Sol Price School of Public Policy at the University of Southern California (2012-2015)

•	Assistant Secretary for Policy Development and Research at HUD (2009-2012)

•	Various positions at the University of Southern California, including Professor at the School of Policy, Planning and Development (2001-2009)

•	Trustee of Enterprise Community Partners (2012-present)

•	Member of the Board of the Lincoln Institute of Land Policy (2013-present)

•	Advisory Board member of the National Community Stabilization Trust (2012-2015)

Carolyn H. Byrd	Freddie Mac Committees:	Public Directorships:
Age: 67	• Audit, Chair	• Popeyes Louisiana
Director Since: December 2008	• Compensation	Kitchen, Inc.
	• Executive	• Regions Financial
Corporation
Ms. Byrd is an experienced finance executive who has held a variety of leadership positions. She also has significant public company audit committee experience. Ms. Byrd’s internal audit and public company audit committee experience enables her to support the Board’s oversight of our internal control over financial reporting and compliance matters.
Experience and Qualifications

•	Founder, Chairman, and Chief Executive Officer of GlobalTech Financial, LLC (2000-present)

•	President of Coca-Cola Financial Corporation (1997-2000)

•	Various domestic and international positions with The Coca-Cola Company, including Chief of Internal Audits and Director of the Corporate Auditing Department (1977-1997)

•	Member of the Board, Audit Committee and Executive Committee and Chair of the Corporate Governance and Nominating Committee of Popeyes Louisiana Kitchen, Inc. (2001-present)

•	Member of the Board and Risk Committee and Chair of the Audit Committee of Regions Financial Corporation (2010-present)

•	Member of the Board and Audit Committee of Circuit City Stores, Inc. (2000-2009)

•	Member of the Board and Audit Committee of RARE Hospitality International, Inc. (2000-2007)

Freddie Mac 2015 Form 10-K	337

Directors, Corporate Governance, and Executive Officers	Directors

Lance F. Drummond	Freddie Mac Committees:	Public Directorships:
Age: 61	• Audit	• None
Director Since: July 2015	• Nominating & Governance

Mr. Drummond is a senior business leader with extensive experience specializing in business transforming strategy development and execution, operations, technology, and process re-engineering.
Experience and Qualifications

•	Executive Vice President of Operations and Technology of TD Canada Trust (2011-2014)

•	Executive Vice President of Human Resources and Shared Services of Fiserv Inc. (2009-2011)

•	Senior Vice President and Supply Chain Executive, Service and Fulfillment Executive for Global Technology and Operations, and eCommerce and ATM Executive of Bank of America (2002-2008)

•	Various positions with Eastman Kodak Company, including Chief Operating Officer and Corporate Vice President of Kodak Professional Division (1976-2002)

Thomas M. Goldstein	Freddie Mac Committees:	Public Directorships:
Age: 56	• Audit	• None
Director Since: October 2014	• Nominating & Governance

Mr. Goldstein is an executive with extensive financial services, insurance, mortgage banking, and risk management experience.
Experience and Qualifications

•	Senior Vice President and Chief Financial Officer of the Protection Division of Allstate Insurance Company (2011-2014)

•	Consultant to the financial services industry, pursuing community bank acquisitions with The GRG Group LLC (2009-2011)

•	Managing Director and Chief Financial Officer of Madison Dearborn Partners (2007-2009)

•
Various executive and finance positions for LaSalle Bank Corporation, including Chairman, Chief Executive Officer, and President of ABN AMRO Mortgage Group and Chief Financial Officer of LaSalle Bank Corporation (1998-2007)

•
Various positions with Morgan Stanley Dean Witter, including Senior Vice President and Head of Risk Management and Financial Planning and Analysis of Novus Financial as well as Vice President and Head of Finance, Risk Management, Model Development, and Investor Relations of SPS Transaction Services (1988-1998)

•	Member of the Board of the FHLB of Chicago (2009-2014)

•	Member of the Board of various Allstate subsidiaries (2011-2014)

Freddie Mac 2015 Form 10-K	338

Directors, Corporate Governance, and Executive Officers	Directors

Richard C. Hartnack	Freddie Mac Committees:	Public Directorships:
Age: 70	• Executive	• Synchrony Financial
Director Since: May 2013	• Nominating & Governance,
Chair
• Risk
Mr. Hartnack is a seasoned industry executive with proven leadership experience and a deep understanding of our industry. He has detailed knowledge of underwriting, servicing, and technology.
Experience and Qualifications

•	Vice Chairman and Head of Consumer and Small Business Banking of U.S. Bancorp (2005-2013)

•	Vice Chairman, Director, and Head of the Community Banking Group of Union Bank of California (1991-2005)

•	Various positions with First Chicago Corporation, including Executive Vice President and Head of Community Banking (1982-1991)

•	Various positions with First Interstate Bank of Oregon, including Head of Corporate Banking (1971-1982)

•	Non-Executive Chairman of the Board, Chair of Management Development and Compensation Committee, and Former Chair of Audit Committee of Synchrony Financial (2014-present)

•	Non-Executive Chairman of the Board of Synchrony Bank, a wholly owned subsidiary of Synchrony Financial (2014-present)

•	Member of the Board of U.S. Bank, a wholly owned subsidiary of U.S. Bancorp (2005-2013)

•	Member of the Board of the Federal Reserve Bank of San Francisco (2001-2005)

•	Member of the Board of MasterCard International (U.S. Region) (1994-2005)

•	Member of the Board of UnionBanCal Corporation (1991-2005)

•	Chairman of the California Bankers Association (2002-2003)

•	Chairman of the Bank Administration Institute (1998-1999)

Steven W. Kohlhagen	Freddie Mac Committees:	Public Directorships:
Age: 68	• Compensation	• AMETEK, Inc.
Director Since: February 2013	• Executive	• GulfMark Offshore, Inc.
• Risk, Chair
Mr. Kohlhagen is nationally recognized as a leading financial expert with extensive knowledge of mortgage finance and the capital markets. He brings to the Board a unique combination of senior executive leadership skills and a deep understanding of economics, modeling, and complex financial instruments.
Experience and Qualifications

•	Various positions with First Union National Bank (predecessor to Wachovia National Bank and Wells Fargo), last serving as Managing Director of the Fixed Income Division (1992-2003)

•	Various positions with AIG Financial Products (1990-1992); Stamford Capital Group (1987-1990); Bankers Trust Corporation (1985-1987); and Lehman Brothers, Inc. (1983-1985)

Freddie Mac 2015 Form 10-K	339

Directors, Corporate Governance, and Executive Officers	Directors

•	Consulting work for the Organization for Economic Cooperation and Development (1980-1981), Treasury (1976-1977), and the Federal Reserve Board (1976)

•	Senior Staff Economist for the Council of Economic Advisors, White House Staff (1978-1979)

•	Professor of International Economics and Finance at the University of California, Berkeley (1973-1983)

•	Member of the Board and Audit Committee of AMETEK, Inc. (2006-present)

•	Member of the Board, Audit Committee, and Compensation Committee of GulfMark Offshore, Inc. (2013-present)

•	Member of the Board and Compensation Committee and Chair of the Governance and Nominating Committee of Reval, Inc. (2007-present)

•	Member of the Board and Audit Committee of Abtech Holdings, Inc. (2013-2014)

•	Advisory Board member of the Stanford Institute for Economic Policy Research (2001-present)

•	Advisory Board member of the Roper St. Francis Cancer Center (2011-present)

•	Member of the Board of IQ Mutual Funds, a family of Merrill Lynch registered, closed end investment companies (2005-2010)

Donald H. Layton	Freddie Mac Committees:	Public Directorships:
Age: 65	• Executive	• None
Director Since: May 2012

Mr. Layton is an experienced financial institution executive and leader of finance and investment organizations. Mr. Layton provides valuable insight to the Board as a result of his leadership of Freddie Mac and his knowledge of our business and industry, as well as his extensive financial services industry experience.
Experience and Qualifications

•	Chief Executive Officer of Freddie Mac (2012-present)

•	Chairman of E*TRADE Financial (2007-2009); Chief Executive Officer (2008-2009)

•	Senior Advisor to the Securities Industry and Financial Markets Association (2006-2008)

•
Various positions with JP Morgan Chase and its predecessors, beginning as a trainee and rising to Vice Chairman and a member of the company’s three-person Office of the Chairman (1975-2004); positions included Head of Chase Financial Services (2002-2004); Co-Chief Executive Officer of J.P. Morgan, the investment bank of the company (2000-2002); Head of Treasury and Securities Services (1999-2004); and Head of Chase Manhattan’s worldwide capital markets and trading activities, including foreign exchange, risk management products, emerging markets, fixed income, and the bank’s investment portfolio and funding department (1996 to 2000; prior to Chase’s merger with J.P. Morgan)

•	Chairman Emeritus of the Partnership for the Homeless (2015-present); Chairman of the Board (2005-2015)

•	Member of the Board of Assured Guaranty Ltd. (2006-2012)

•	Member of the Board of American International Group (2010-2012)

Freddie Mac 2015 Form 10-K	340

Directors, Corporate Governance, and Executive Officers	Directors

Christopher S. Lynch	Freddie Mac Committees:	Public Directorships:
Age: 58	• Executive, Chair	• American International
Director Since: December 2008		Group Inc.

Mr. Lynch is an experienced senior accounting executive who was responsible for one of the Big Four’s Financial Services practice and served as the lead audit signing partner and account executive for several large financial institutions with mortgage lending businesses. He also has significant public company audit committee and risk management experience. Mr. Lynch’s extensive experience in finance, accounting, and risk management enables him to provide valuable guidance to the Board on complex accounting and risk management issues.
Experience and Qualifications

•
Independent consultant providing a variety of services to financial intermediaries, including corporate restructuring, risk management, strategy, governance, financial and regulatory reporting, and troubled-asset management (2007-present)

•
Various positions with KPMG LLP, including National Partner in Charge - Financial Services, the U.S. firm’s largest industry division; Chairman of KPMG’s Americas Financial Services Leadership team; Member of the Global Financial Services Leadership and the U.S. Industries Leadership teams; Head of the Banking & Finance practice; and Department of Professional Practice partner (1979-2007)

•	Practice Fellow at the FASB (1987-1989)

•	Non-Executive Chairman of the Board of Freddie Mac (2011-present)

•	Member of the Board and Risk and Capital Committee and current member and former Chair of the Audit Committee of American International Group (2009-present)

•	Advisory Board member of the Stanford Institute for Economic Policy Research (2014-present)

•	Member of the National Audit Committee Chair Advisory Council of the National Association of Corporate Directors (2014-present)

Sara Mathew	Freddie Mac Committees:	Public Directorships:
Age: 60	• Audit	• Avon Products, Inc.
Director Since: December 2013	• Nominating & Governance	• Campbell Soup Company
• Shire plc
Ms. Mathew is an executive with global financial and general management experience. Ms. Mathew’s extensive business, financial, and management experience, and her public company board and audit committee experience, enable her to contribute to the Board’s oversight of the management and operation of the company and of its financial reporting.
Experience and Qualifications

•	Various positions with Dun & Bradstreet Corporation (2001-2013), including Chairman, President, and Chief Executive Officer (2010-2013) and President and Chief Operating Officer (2007-2010)

•	Various finance and management positions with The Procter & Gamble Company, including Vice President of Finance for Australia, Asia, and India (1983-2001)

Freddie Mac 2015 Form 10-K	341

Directors, Corporate Governance, and Executive Officers	Directors

•	Member of the Board, Finance Committee, and Nominating and Corporate Governance Committee of Avon Products, Inc. (2014-present)

•	Member of the Board and Governance Committee and Chair of the Audit Committee of Campbell Soup Company (2005-present)

•	Member of the Board, Audit Committee and Remuneration Committee of Shire plc (2015-present)

•	Member of the Board and Audit Committee of Dun & Bradstreet Corporation (2008-2013)

•	Member of the International Advisory Council of Zurich Financial Services Group (2012-present)

Saiyid T. Naqvi	Freddie Mac Committees:	Public Directorships:
Age: 66	• Compensation	• None
Director Since: August 2013	• Risk

Mr. Naqvi is a seasoned financial executive with proven leadership experience and detailed knowledge of mortgage and consumer financial operations, as well as a deep background in risk and operational management.
Experience and Qualifications

•	President and Chief Executive Officer of PNC Mortgage, a division of PNC Bank, National Association, which is a subsidiary of PNC Financial Services Group (2009-2013)

•	President of Harley-Davidson Financial Services, Inc. (2007-2009)

•	Chief Executive Officer of DeepGreen Financial, Inc. (2005-2006)

•	President and Chief Financial Officer of Setara Corporation (2002-2005)

•	President and Chief Executive Officer of PNC Mortgage Corporation of America (1995-2001)

•	Member of the Board of Genworth Financial (2005-2009)

•	Member of the Board of Hanover Mortgage Capital Holdings, Inc. (1998-2006)

Nicolas P. Retsinas	Freddie Mac Committees:	Public Directorships:
Age: 69	• Audit	• None
Director Since: June 2007	• Compensation, Chair
• Executive
Mr. Retsinas is an experienced leader in the governmental and educational sectors, with in-depth knowledge of the mortgage lending, real estate, and homebuilding industries. He also has represented consumer and community interests and has demonstrated a career commitment to the provision of housing for low-income households. Mr. Retsinas’ public, private, and academic experience, including his service on the boards of several not-for-profit organizations, enables him to bring to the Board broad knowledge and understanding of housing and consumer and community issues.
Experience and Qualifications

•	Senior Lecturer in Real Estate at the Harvard Business School (2006-2015)

•	Lecturer in Housing Studies at the Harvard Graduate School of Design (1998-2015)

•	Assistant Secretary for Housing - Federal Housing Commissioner at HUD (1993-1998)

•	Director of the Office of Thrift Supervision (1996-1997)

•	Member of the Board of the Center for Responsible Lending (2006-present)

Freddie Mac 2015 Form 10-K	342

Directors, Corporate Governance, and Executive Officers	Directors

•	Chair of Community Development Trust (2014-present); Member of the Board (1999-present)

•	Director Emeritus of Harvard University’s Joint Center for Housing Studies (2010-present); Director (1998-2010)

•	Chair of Providence Housing Authority (2013-present)

•	Trustee of Enterprise Community Partners (1999-2013)

•	Member of the Board of the Federal Deposit Insurance Corporation (1996-1997)

•	Member of the Board of the Federal Housing Finance Board (1993-1998)

•	Trustee of the National Housing Endowment (1998-2012)

•	Member of the Board of the Neighborhood Reinvestment Corporation (1993-1998)

•	Chair of Rhode Island Housing and Mortgage Finance Corporation (2015-present)

Eugene B. Shanks, Jr.	Freddie Mac Committees:	Public Directorships:
Age: 68	• Audit	• ACE Limited
Director Since: December 2008	• Compensation

Mr. Shanks is an experienced finance executive with leadership and risk management expertise. Mr. Shanks’ leadership and risk management experience enables him to provide the Board with valuable guidance on risk management issues and our strategic direction.
Experience and Qualifications

•	Senior consultant to Trinsum Group, Incorporated (2007-2008)

•	Founder, President, and Chief Executive Officer of NetRisk, Inc. (1997-2002)

•	Various positions with Bankers Trust New York Corporation, including Head of Global Markets and President and Director (1973-1978 and 1980-1995)

•	Treasurer of Commerce Union Bank in Nashville, Tennessee (1978-1980)

•	Member of the Board and Risk and Finance Committee of ACE Limited (2011-present)

•	Advisory Board member of the Stanford Institute for Economic Policy Research (2010-present)

•	Senior Advisor of Bain and Company (2008-2011)

•	Founding Director of The Posse Foundation (1992-present)

•	Trustee Emeritus of Vanderbilt University (2015-present), Trustee (1992-2015)

Anthony A. Williams	Freddie Mac Committees:	Public Directorships:
Age: 64	• Nominating & Governance	• None
Director Since: December 2008	• Risk

Mr. Williams is an experienced leader in national, state, and local governments, with extensive knowledge concerning real estate and housing for low-income individuals. He also has significant experience in financial matters and is an experienced academic focusing on public management issues. Mr. Williams’ leadership and operating experience in the public sector allows him to provide a unique perspective on state and local housing issues.
Experience and Qualifications

•	Chief Executive Officer and Executive Director of Federal City Council (2012-present)

Freddie Mac 2015 Form 10-K	343

Directors, Corporate Governance, and Executive Officers	Directors

•	Senior Advisor at Dentons (2015-present)

•	Senior Advisor at McKenna, Long & Aldridge, LLP (2013-2015)

•	Senior Fellow (2012) and Executive Director of Global Government Practice (2010-2012) of the Corporate Executive Board Company

•	Bloomberg Lecturer in Public Management at Harvard’s Kennedy School of Government (2009-2012)

•	Senior Advisor, Intergovernmental Practice at Arent Fox LLP (2009-2010)

•	CEO of Primum Public Realty Trust (2007-2008)

•	Mayor of Washington, DC (1999-2007)

•	Chief Financial Officer of Washington, DC (1995-1998)

•	President of the National League of Cities (2005)

•	Vice-Chair of the Metropolitan Washington Council of Governments (2005-2006)

•	Chief Financial Officer for the U.S. Department of Agriculture (1993-1995)

•	Deputy State Comptroller of Connecticut (1991-1993)

•	Executive Director of the Community Development Agency of St. Louis, Missouri (1989-1991)

•	Assistant Director of the Boston Redevelopment Agency and Head of the Department of Neighborhood Housing and Development (1988-1989)

•	Member of the Board of the Bank of Georgetown (2012-present)

•	Member of the Board and Audit Committee of Calvert Sage Fund (2010-present)

•	Member of the Board and Audit Committee of Weston Solutions (2008-2015)

•	Member of the Board and Audit Committee of Meruelo Maddox Properties, Inc. (2007-2009)

Freddie Mac 2015 Form 10-K	344

Directors, Corporate Governance, and Executive Officers	Corporate Governance

CORPORATE GOVERNANCE
OUR CORPORATE GOVERNANCE PRACTICES
The company is committed to best practices in corporate governance. The Board continuously reviews our governance practices, assesses the regulatory and legislative environment, and adopts governance practices that are in the best interests of the company.
Our Board has adopted the company's Corporate Governance Guidelines. Our Guidelines are available on our website at www.freddiemac.com/governance/pdf/gov_guidelines.pdf. The Guidelines are reviewed annually by our Board and were last updated in June 2015. These Guidelines establish corporate governance practices, and include: qualifications for directors, a limitation on the number of boards on which a director may serve, term limits, director orientation and continuing education, and a requirement that the Board and each of its committees perform an annual self-evaluation.
We continuously review our practices to ensure effective collaboration of management and the Board. We have instituted the following specific corporate governance practices:

•
Our Board has an independent Non-Executive Chairman, whose responsibilities include presiding over meetings of the Board and executive sessions of the non-employee or independent directors. Mr. Lynch has served as Non-Executive Chairman since December 2011.

•	Of the Board’s 13 directors, 12 are independent, including the Non-Executive Chairman.
•	Our directors are re-elected annually by FHFA.
•	Each of the Audit, Compensation, Nominating and Governance, and Risk Committees consists entirely of independent directors.
•	Each of the committees operates pursuant to a written charter that has been approved by the Board (these charters are available at www.freddiemac.com/governance/bd_committees.html).
•	Independent directors meet regularly without management.
•	The Board and each committee conduct an annual self-evaluation.
•	New directors receive a full orientation regarding the company and issues specific to the committees to which they have been appointed.
•	All directors are provided with access to, and are encouraged to utilize, third party continuing education.
•	Management provides the Board and committees with in-depth technical briefings on substantive issues affecting the company.
•	The Board reviews management talent and succession at least annually.
DIRECTOR INDEPENDENCE AND RELEVANT CONSIDERATIONS
Our non-employee Board members evaluated the independence, as defined in Sections 4 and 5 of our Guidelines and in Section 303A.02 of the NYSE Listed Company Manual, of each of our current non-employee Board members, all of whom also served on our Board for all or part of 2015. Our non-employee Board members determined that all current members of our Board (other than Mr. Layton, our CEO) are independent. Mr. Layton is not considered an independent director because he is our CEO.

Freddie Mac 2015 Form 10-K	345

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Our non-employee Board members concluded that all current members of our Audit Committee, Compensation Committee, and Nominating and Governance Committee are independent within the meaning of Sections 4 and 5 of our Guidelines and Section 303A.02 of the NYSE Listed Company Manual. Our Board also determined that: i) all current members of our Audit Committee are independent within the meaning of Exchange Act Rule 10A-3 and Section 303A.06 of the NYSE Listed Company Manual; and ii) all current members of our Compensation Committee are independent within the meaning of Exchange Act Rule 10C-1 and Section 303A.02(a)(ii) of the NYSE Listed Company Manual.
In determining the independence of each Board member, our non-employee Board members reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of our Guidelines, to determine whether those relationships, either individually or in aggregate, would constitute a material relationship between the director and us that would impair a director’s judgment as a member of the Board or create the perception or appearance of such an impairment:

•
Board Memberships With Business Partners. During 2015 and currently, Ms. Byrd and Messrs. Bostic, Lynch, Retsinas, Shanks, and Williams have served as directors of other companies that engage or have engaged in business with us resulting in payments between us and such companies during the past three fiscal years. After considering the nature and extent of the specific relationship between each of those companies and us, and the fact that these Board members are directors of these other companies rather than employees, our non-employee Board members concluded that those business relationships do not constitute material relationships between any of the directors and us that would impair their independence as our directors.

•
Board Memberships With Charitable Organizations To Which We Have Made Payments. During 2015 and currently, Mr. Bostic has served as a board member of two charitable organizations that received payments from us. Under the Guidelines, no specific independence determination is required with respect to these payments because they do not exceed the greater of $1 million or 2% of the organization’s consolidated gross revenues for each of the last three fiscal years. During 2015 and currently, Mr. Retsinas has served as Director Emeritus of a charitable organization that received payments from us. Because the total annual amount paid to the charitable organization did not exceed the greater of $1 million or 2% of the organization’s consolidated gross revenues for each of the last three fiscal years, no specific independence determination with respect to these payments is required under our Guidelines; moreover, since Mr. Retsinas is neither a board member nor a trustee of the charitable organization, the payments would not require an independence determination in any event. The non-employee members of the Board considered the payments and the nature of the organizations and concluded that the relationships with the charitable organizations do not constitute a material relationship between Mr. Bostic or Mr. Retsinas and us that would impair their independence as our directors.

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

Freddie Mac 2015 Form 10-K	346

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Committee Chair, in consultation with the Non-Executive Chairman, will address any questions that may arise regarding whether recusal from a particular discussion or action is appropriate.
In evaluating Mr. Hartnack’s independence in light of his ownership of US Bancorp stock, our non-employee Board members considered the nature and extent of Freddie Mac’s business relationship with US Bancorp and any potential impact that his stock ownership might have on his independent judgment as a Freddie Mac director, taking into account the recusal arrangement. Our non-employee Board members concluded that Mr. Hartnack’s recusal arrangement concerning US Bancorp would address any actual or potential conflicts of interest that might arise with respect to his ownership of US Bancorp stock. Accordingly, our non-employee Board members concluded that Mr. Hartnack’s ownership of US Bancorp stock does not constitute a material relationship between him and Freddie Mac that would impair his independence as a Freddie Mac director.
Mr. Naqvi owns stock of PNC Financial Services Group, Inc. (“PNC”). In the aggregate, this stock represents a material portion of his net worth. PNC conducts significant business with Freddie Mac, including as a single-family seller/servicer and as trustee of some of Freddie Mac’s securitization transactions. In order to eliminate any potential conflict of interest that might arise as a result of this stock ownership, Mr. Naqvi has agreed to recuse himself from discussing and acting upon any matters that are to be considered by the full Board or any of the committees of which he is a member (including the Risk Committee), and that relate directly to PNC. The Audit Committee Chair, in consultation with the Non-Executive Chairman, will address any questions that may arise regarding whether recusal from a particular discussion or action is appropriate.
In evaluating Mr. Naqvi’s independence in light of his ownership of PNC stock, our non-employee Board members considered the nature and extent of Freddie Mac’s business relationship with PNC and any potential impact that his stock ownership might have on his independent judgment as a Freddie Mac director, taking into account the recusal arrangement. Our non-employee Board members concluded that Mr. Naqvi’s recusal arrangement concerning PNC would address any actual or potential conflicts of interest that might arise with respect to his ownership of PNC stock. Accordingly, our non-employee Board members concluded that Mr. Naqvi’s ownership of PNC stock does not constitute a material relationship between him and Freddie Mac that would impair his independence as a Freddie Mac director.
BOARD AND COMMITTEE INFORMATION
AUTHORITY OF THE BOARD AND BOARD COMMITTEES
The directors serve on behalf of, and exercise authority as directed by, the Conservator. The Conservator has delegated to the Board and its committees authority to function in accordance with the duties and authorities set forth in applicable statutes, regulations, guidance, orders and directives, and our Bylaws and Board committee charters, while reserving certain powers of approval to itself. The Conservator has instructed the Board that it should oversee that management consults with and obtains approval of the Conservator before taking action in the following areas:

•
Matters requiring the approval of or consultation with Treasury under the covenants of the Purchase Agreement (see “MD&A — Conservatorship and Related Matters — Treasury Agreements and Senior Preferred Stock” and Note 2);

Freddie Mac 2015 Form 10-K	347

Directors, Corporate Governance, and Executive Officers	Corporate Governance

•	Redemptions or repurchases of subordinated debt, except as necessary to comply with the debt limit in the Purchase Agreement;

•	Increases in Board risk limits, material changes in accounting policy, and reasonably foreseeable material increases in operational risk;

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

•	Servicing transfers of 25,000 loans or more;

•	Setting or increasing the compensation or benefits payable to directors;

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
Other than for large servicing transfers, FHFA requires prior Board approval for anything requiring Conservator approval. In addition, FHFA requires us to provide FHFA with timely notice of any significant changes in business processes or operations, including changes to single-family or multifamily credit policies and loss mitigation strategies, other than changes made at the direction or request of FHFA. FHFA will then determine whether any such items require Conservator and/or Board review or approval.
BOARD COMMITTEES
The Board has five standing committees: Audit, Compensation, Executive, Nominating and Governance, and Risk. All standing committees, other than the Executive Committee, meet regularly and are chaired by, and consist entirely of, independent directors. The Committees perform essential functions on behalf of the Board. The Committee Chairs review and approve agendas for all meetings of their respective Committees. Charters for the standing committees have been adopted by the Board and approved by the Conservator, and describe each committee’s responsibilities. These charters are available on our website at www.freddiemac.com/governance/bd_committees.html. The membership of each committee as of

Freddie Mac 2015 Form 10-K	348

Directors, Corporate Governance, and Executive Officers	Corporate Governance

February 18, 2016 is set forth below, together with a description of the primary responsibilities of each committee.

Audit Committee	Chair:	Members:
	• Carolyn H. Byrd	• Lance F. Drummond
• Thomas M. Goldstein
• Sara Mathew
• Nicolas P. Retsinas
• Eugene B. Shanks, Jr.
The Audit Committee provides oversight of the company’s accounting and financial reporting and disclosure processes, the adequacy of the systems of disclosure and internal control established by management, and the audit of the company’s financial statements. Among other things, the Audit Committee: (1) appoints the independent auditor and evaluates its independence and performance; (2) reviews the audit plans for and results of the independent audit and internal audits; and (3) reviews reports related to processes established by management to provide compliance with legal and regulatory requirements. The Audit Committee’s activities during 2015 with respect to the oversight of the independent auditor are described in more detail in “Principal Accounting Fees and Services — Approval of Independent Auditor Services and Fees.” The Audit Committee also periodically reviews the company’s guidelines and policies governing the processes for assessing and managing the company’s risks and generally reviews the company’s major financial risk exposures and the steps taken to monitor and control such exposures. The Committee also approves all decisions regarding the appointment or removal of the General Auditor and the CCO. The General Auditor and the CCO report independently to the Committee, in addition to the CEO.
Our Audit Committee satisfies the definition of “audit committee” in Exchange Act Section 3(a)(58)(A) and the requirements of Exchange Act Rule 10A-3. Although our stock has been delisted from the NYSE, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those relating to audit committees, continue to apply to us because they are incorporated by reference in the Corporate Governance Rule. Our Audit Committee satisfies the “audit committee” requirements in Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual. The Board has determined that all members of our Audit Committee are independent and that Ms. Byrd, a member of the Audit Committee since December 2008 and its current chair, meets the definition of an “audit committee financial expert” under SEC regulations.
In 2015, the Audit Committee met separately 9 times and jointly with the Risk Committee 2 times.

Executive Committee	Chair:	Members:
	• Christopher S. Lynch	• Carolyn H. Byrd
• Richard C. Hartnack
• Steven W. Kohlhagen
• Donald H. Layton
• Nicolas P. Retsinas

Freddie Mac 2015 Form 10-K	349

Directors, Corporate Governance, and Executive Officers	Corporate Governance

The Executive Committee, which, with the exception of our CEO, Mr. Layton, consists of independent directors, is authorized to exercise the corporate powers of the Board between meetings of the Board, except for those powers reserved to the Board by our Bylaws or otherwise.
The Executive Committee did not meet in 2015.

Compensation Committee	Chair:	Members:
	• Nicolas P. Retsinas	• Raphael W. Bostic
• Carolyn H. Byrd
• Steven W. Kohlhagen
• Saiyid T. Naqvi
• Eugene B. Shanks, Jr.
The Compensation Committee oversees the company’s compensation and benefits policies and programs. The company’s processes for consideration and determination of executive compensation, and the role of the Compensation Committee in those processes, are further described in “Executive Compensation — CD&A.” The Compensation Committee Report is included in “Executive Compensation — CD&A — Compensation Committee Report.”
The Compensation Committee consists entirely of independent directors. None of the members of the Compensation Committee during fiscal year 2015 were officers or employees of Freddie Mac or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.
The Compensation Committee met 7 times in 2015.

Nominating and Governance Committee	Chair:	Members:
	• Richard C. Hartnack	• Lance F. Drummond
• Thomas M. Goldstein
• Sara Mathew
• Anthony A. Williams
The Nominating and Governance Committee, which consists entirely of independent directors, oversees the company’s corporate governance, including reviewing the company’s Bylaws and the Guidelines. The Committee also assists the Board and its committees in conducting annual self-evaluations and identifying qualified individuals to become members of the Board. The Committee also reviews Board member independence and qualifications, and recommends membership of the Board committees.
The Nominating and Governance Committee met 7 times in 2015.

Risk Committee	Chair:	Members:
	• Steven W. Kohlhagen	• Raphael W. Bostic
• Richard C. Hartnack
• Saiyid T. Naqvi
• Anthony A. Williams

Freddie Mac 2015 Form 10-K	350

Directors, Corporate Governance, and Executive Officers	Corporate Governance

The Risk Committee, which consists entirely of independent directors, oversees the company’s risk management framework, including credit risk, market risk, and operational risk. The Committee reviews and approves the company’s ERM policy and reviews significant: (i) enterprise risk exposures; (ii) management risk strategies; (iii) results of risk management reviews and assessments; and (iv) emerging risks, among other responsibilities. The Committee also approves all decisions regarding the appointment or removal of the CERO, and the CERO reports independently to the Committee, in addition to the CEO.
In 2015, the Risk Committee met separately 6 times, and jointly with the Audit Committee 2 times.
BOARD LEADERSHIP STRUCTURE
The positions of CEO and Non-Executive Chairman of the Board are held by different individuals. This leadership structure was established by the Conservator. FHFA’s Corporate Governance Rule requires that the position of chairperson of the Board be filled by an independent director as defined under the rules of the NYSE. See “MD&A — Risk Management — Overview” for more information on the Board’s role in risk oversight.
For a discussion of the Compensation Committee’s conclusion that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us, see “Executive Compensation — Compensation and Risk.”
COMMUNICATIONS WITH DIRECTORS
Interested parties wishing to communicate any concerns or questions about Freddie Mac to the Board or its directors may do so by U.S. mail, addressed to the Corporate Secretary, Freddie Mac, Mail Stop 200, 8200 Jones Branch Drive, McLean, VA 22102-3110. Communications may be directed to the Non-Executive Chairman, to any other director or directors, or to groups of directors, such as the independent or non-employee directors.
DIRECTOR COMPENSATION
Board members receive compensation in the form of cash retainers only, paid on a quarterly basis. Non-employee directors are reimbursed for reasonable out-of-pocket costs for attending meetings of the Board or a Board committee of which they are a member and for other reasonable expenses associated with carrying out their responsibilities as directors.
Our directors are compensated entirely in cash because the Purchase Agreement prohibits us from issuing any shares of our equity securities without the prior written consent of Treasury. See “Executive Compensation —CD&A — Overview of Executive Management Compensation Program.” Unlike compensation for our executives, there is no provision in the director compensation program for pay that varies depending on business results. Although such incentive compensation is deemed appropriate to give management strong incentives to devise and execute business plans and achieve positive financial results, it is viewed as inconsistent with the oversight role of directors.

Freddie Mac 2015 Form 10-K	351

Directors, Corporate Governance, and Executive Officers	Corporate Governance

2015 NON-EMPLOYEE DIRECTOR COMPENSATION LEVELS
Board compensation levels during conservatorship are shown in the table below.

Board Service (Cash)
Annual Retainer for Non-Executive Chairman	$290,000
Annual Retainer for Directors (other than the Non-Executive Chairman)	160,000
Committee Service (Cash)
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Risk)	10,000
Annual Retainer for Audit Committee Members	10,000
2015 DIRECTOR COMPENSATION
The following table summarizes the 2015 compensation provided to all persons who served as non-employee directors during 2015.

Name	Fees Earned or Paid in Cash(3)	Total
C. Lynch(1)	$292,167	$292,167
R. Bostic(2)	157,778	157,778
C. Byrd	185,000	185,000
L. Drummond(2)	79,375	79,375
T. Goldstein	170,000	170,000
R. Hartnack	170,000	170,000
S. Kohlhagen	175,000	175,000
S. Mathew	170,000	170,000
S. Naqvi	160,000	160,000
N. Retsinas	160,000	160,000
E. Shanks, Jr.(1)	177,833	177,833
A. Williams(1)	172,167	172,167

(1)
In addition to the annual Board service and appropriate Committee Chair retainers, the amount represents partial annual compensation for the period served on the Audit Committee during 2015. In March 2015, Mr. Lynch and Mr. Williams left, and Mr. Shanks joined, the Audit Committee.

(2)
The amount represents partial annual compensation for the period served during 2015. Mr. Bostic joined the Board in January 2015. Mr. Drummond joined the Board in July 2015. The amount of Mr. Drummond's compensation includes partial annual compensation for the period he served on the Audit Committee during 2015.

(3)
Because we do not have pension or retirement plans for our non-employee directors and all compensation is paid in cash, “Change in Pension Value and Non-qualified Deferred Compensation Earnings” and “All Other Compensation” columns have been omitted.

Indemnification. We have made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see “Executive Compensation — CD&A — Written Agreements Relating to NEO Employment — Indemnification Agreements.”

Freddie Mac 2015 Form 10-K	352

Directors, Corporate Governance, and Executive Officers	Executive Officers

EXECUTIVE OFFICERS
As of February 18, 2016, our executive officers are as follows:

Donald H. Layton	Position:
Age: 65	Chief Executive Officer
Year of Affiliation: 2012
Mr. Layton has served as our CEO and a member of our Board since May 2012. See “Director Biographical Information” for a brief biographical description for Mr. Layton.

James G. Mackey	Position:
Age: 48	Executive Vice President - Chief Financial Officer
Year of Affiliation: 2013
Mr. Mackey has served as our EVP - Chief Financial Officer since November 2013. He joined us from Ally Financial Inc., an auto finance and direct banking financial services company, where he served as Executive Vice President and Chief Financial Officer beginning in June 2011, after serving as Interim Chief Financial Officer from April 2010. Mr. Mackey joined Ally Financial in March 2009 as Group Vice President and Senior Finance Executive. Previously, he served as Chief Financial Officer for the Corporate Investments, Corporate Treasury, and Private Equity divisions at Bank of America Corporation, a financial services firm, from 2007 to 2009.

David M. Brickman	Position:
Age: 50	Executive Vice President - Multifamily
Year of Affiliation: 1999
Mr. Brickman has served as our EVP - Multifamily since February 2014 and prior to that served as our SVP - Multifamily since July 2011. In these roles, he has been responsible for overall management of our Multifamily business line. From June 2011 until July 2011, he served as SVP - Multifamily Commercial Mortgage-Backed Security Capital Markets, and from March 2004 to June 2011, he served as Vice President in charge of various units responsible for Multifamily Capital Markets. In his previous roles at Freddie Mac, Mr. Brickman led the multifamily pricing, costing, and research teams; was responsible for the development and implementation of new quantitative pricing models and financial risk analysis frameworks for all multifamily programs; and designed several of our multifamily financing products, including the Capital Markets Execution and the K-Deal Securitization Program. Prior to joining Freddie Mac in 1999, Mr. Brickman co-led the Mortgage Finance and Credit Analysis group in the consulting practice at PricewaterhouseCoopers LLP.

Anil D. Hinduja	Position:
Age: 52	Executive Vice President - Chief Enterprise Risk
Year of Affiliation: 2015	Officer
Mr. Hinduja has served as our EVP - Chief Enterprise Risk Officer since July 2015. In this role, he provides overall direction and leadership for the Risk function and is responsible for leading an integrated risk management framework for all aspects of risk across the entire company. He joined Freddie Mac from Barclays PLC, where he served in increasingly broader risk management roles beginning in 2009,

Freddie Mac 2015 Form 10-K	353

Directors, Corporate Governance, and Executive Officers	Executive Officers

including Chief Risk Officer for Barclays Africa Group Limited, Group Credit Director for Retail Credit Risk, and Chief Risk Officer for Barclays’ retail bank in the U.K. Prior to joining Barclays, Mr. Hinduja spent 19 years at Citigroup in diverse roles with increasing responsibility across finance, operations, sales and distribution, business, and risk management in global consumer businesses. In risk, he was Director for Global Consumer Credit Risk and then Chief Risk Officer for the Consumer Lending Group, where he was responsible for managing risk in the mortgage, auto, and student loan businesses. His tenure at Citigroup culminated in his term as President and CEO of Citi Home Equity.

Michael T. Hutchins	Position:
Age: 60	Executive Vice President - Investments and
Year of Affiliation: 2013	Capital Markets
Mr. Hutchins has served as our EVP - Investments and Capital Markets since January 2015 and prior to that served as SVP - Investments and Capital Markets from July 2013. Previously, Mr. Hutchins was Co-Founder and Chief Executive Officer of PrinceRidge, a financial services firm. Prior to PrinceRidge, he was with UBS from 1996 to 2007, holding a variety of positions, including the Global Head of the Fixed Income Rates & Currencies Group. Prior to UBS, Mr. Hutchins worked at Salomon Brothers from 1986 to 1996, where he held a number of management positions, including Co-Head of Fixed Income Capital Markets.

David B. Lowman	Position:
Age: 58	Executive Vice President - Single-Family Business
Year of Affiliation: 2013
Mr. Lowman has served as our EVP - Single-Family Business since May 2013. In addition, since November 2014 he has served as a member of the Board of Managers of Common Securitization Solutions, LLC. Previously, Mr. Lowman served as a Senior Advisor to The Boston Consulting Group. Prior to that, he was the Chief Executive Officer of Chase Home Lending from 2006 to 2011. Before Chase Home Lending, he spent a decade in senior leadership roles in various lending businesses of Citigroup, including head of CitiMortgage and Citicorp Trust Bank, FSB. Before joining Citigroup, Mr. Lowman spent 11 years at The Prudential Home Mortgage Company, Inc. in progressively senior leadership roles. He started his career at KPMG where his clients included banks, thrifts, and mortgage bankers.

Robert Lux	Position:
Age: 52	Executive Vice President - Chief Information Officer
Year of Affiliation: 2010
Mr. Lux has served as our EVP - Chief Information Officer since January 2015 and prior to that served as SVP - Chief Information Officer from October 2010. Prior to joining Freddie Mac, from 2008 to 2010, Mr. Lux served as a Principal at Towers Watson, a leading global professional services company, where he was responsible for leading teams on three continents in the delivery of commercial risk modeling applications for the insurance industry. From 2003 to 2008, Mr. Lux held a series of positions with increasing responsibilities, including service as the Chief Architect for GMAC Financial Services and Chief Technology Officer for GMAC Residential Capital. Prior to that, he held information technology leadership positions at Electronic Data Systems and Reuters Group PLC.

Freddie Mac 2015 Form 10-K	354

Directors, Corporate Governance, and Executive Officers	Executive Officers

William H. McDavid	Position:
Age: 69	Executive Vice President - General Counsel &
Year of Affiliation: 2012	Corporate Secretary
Mr. McDavid has served as our EVP - General Counsel & Corporate Secretary since July 2012. Previously, he was Co-General Counsel of JPMorgan Chase from 2004 until his retirement in 2006 and was General Counsel of JPMorgan Chase from 2000 to 2004. Prior to that, he was General Counsel of various predecessors to JPMorgan Chase, including The Chase Manhattan Corporation from 1996 to 2000 and Chemical Banking Corporation from 1988 to 1996. From 1981 to 1988, he was an Associate General Counsel at Bankers Trust Company, and from 1972 to 1981, he was an attorney with the law firm of Debevoise & Plimpton.

Jerry Weiss	Position:
Age: 57	Executive Vice President - Chief Administrative
Year of Affiliation: 2003	Officer
Mr. Weiss has served as our EVP - Chief Administrative Officer since August 2010. In this role, he manages the services and operations of Freddie Mac’s External Relations, including Government and Industry Relations; Public Relations and Corporate Marketing; Internal Communications; Conservatorship and Corporate Strategic Initiatives; Enterprise Project Management; Making Home Affordable - Compliance; Economic and Housing Research; Corporate Services; and Strategic Sourcing and Procurement organizations. In addition, since November 2014 he has served as a member of the Board of Managers of Common Securitization Solutions, LLC., and since May 2015 has served as its Chairman. He also served as our Chief Compliance Officer from August 2010 until June 2011. Prior to August 2010, Mr. Weiss served as our SVP and Chief Compliance Officer and in various other senior management capacities since joining us in October 2003. Prior to joining us, Mr. Weiss worked from 1990 at Merrill Lynch Investment Managers, most recently as First Vice President and Global Head of Compliance. From 1982 to 1990, Mr. Weiss was with a national law practice in Washington, D.C., where he specialized in securities regulation and corporate finance matters.
CODES OF CONDUCT
We have separate codes of conduct for our employees and Board members. The employee code also serves as the code of ethics for senior executives and financial officers required by the Sarbanes-Oxley Act of 2002 and SEC regulations. All employees, including senior executives and financial officers, are required to sign an annual acknowledgment that they have read the employee code and agree to abide by it, and will report suspected deviations from the employee code. When joining our Board, our directors acknowledge that they have reviewed and understand the director code and agree to be bound by its provisions, and each executes a related confirmation annually.
Copies of our employee and director codes of conduct are available, and any amendments or waivers that would be required to be disclosed are posted, on our website at www.freddiemac.com.

Freddie Mac 2015 Form 10-K	355

Executive Compensation	Compensation Discussion and Analysis

EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This section contains information regarding our compensation programs and policies (all of which have been approved by FHFA) and the compensation of the following individuals who we determined to be our Named Executive Officers, or NEOs, for the year ended December 31, 2015.

Named Executive Officers
Donald H. Layton	Chief Executive Officer
James G. Mackey	Executive Vice President - Chief Financial Officer
Michael T. Hutchins	Executive Vice President - Investments and Capital Markets
David B. Lowman	Executive Vice President - Single-Family Business
William H. McDavid	Executive Vice President - General Counsel & Corporate Secretary
For information on our primary business objectives and the progress we made during 2015 toward accomplishing those objectives, see “Introduction — Executive Summary.”
OVERVIEW OF EXECUTIVE MANAGEMENT COMPENSATION PROGRAM
The 2015 Executive Management Compensation Program, or 2015 EMCP, balances our need to retain and attract executive talent with promoting the conservatorship objectives included in FHFA’s Conservatorship Scorecard, as well as goals separately established by management related to the commercial aspects of our business, which are included in our Corporate Scorecard. All compensation under the 2015 EMCP is delivered in cash because the Purchase Agreement does not permit us to provide equity-based compensation to our employees unless approved by Treasury. Compensation in 2015 for each NEO, other than as noted for Mr. Layton, was governed by the 2015 EMCP.
The only change between the 2015 EMCP and the 2014 EMCP that potentially affects the compensation of our NEOs is the definition of retirement eligibility. For purposes of the 2015 EMCP, retirement is defined as voluntarily terminating employment after attaining or exceeding 62 years of age, regardless of length of service, or after attaining or exceeding 55 years of age with 10 or more years of service. Previously, retirement eligibility was achieved only upon attaining age 65, without regard to length of service.
Additional information about the 2015 EMCP is provided below and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed on August 4, 2015.

Freddie Mac 2015 Form 10-K	356

Executive Compensation	Compensation Discussion and Analysis

ELEMENTS OF TARGET TOTAL DIRECT COMPENSATION
Compensation under the 2015 EMCP consists of the following elements:

Base Salary		Deferred Salary

		Fixed Deferred Salary		At-Risk Deferred Salary

				Conservatorship Scorecard		Corporate Scorecard/ Individual

●	Cannot exceed $500,000 without FHFA approval	●	To encourage executive retention	●	To encourage achievement of conservatorship, corporate, and individual performance goals
●	Earned and paid bi-weekly	●	Equal to total Deferred Salary less the At-Risk portion	●	Subject to reduction based on Conservatorship Scorecard performance	●	Subject to reduction based on performance against both the Corporate Scorecard and individual objectives

		●	The amount earned in each quarter is paid on the last pay date of the corresponding quarter in the following year, referred to as the Approved Payment Schedule
●
Interest accrues on Deferred Salary at one-half of the one-year Treasury Bill rate in effect on the last business day immediately preceding the year in which the Deferred Salary is earned and is paid at the same time as the Deferred Salary to which it relates.

The objectives against which 2015 corporate performance was measured, together with the assessment of actual performance against those objectives, are described in “— Determination of 2015 At-Risk Deferred Salary — At-Risk Deferred Salary Based on Conservatorship Scorecard Performance” and “— Determination of 2015 At-Risk Deferred Salary — At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance.” These performance measures were chosen because they reflected our 2015 priorities during conservatorship.
See “— Other Executive Compensation Considerations — Effect of Termination of Employment” for information on the effect of a termination of employment, including the timing and payment of any unpaid portion of Deferred Salary and related interest.
EXECUTIVE COMPENSATION BEST PRACTICES

What We Do		What We Don't Do
✓	Clawback provisions with a significant portion of compensation subject to recapture and/or forfeiture	☒	No tax “gross-ups”
		☒	No agreements that guarantee a specific amount of compensation for a specified term of employment
✓	Use of an independent compensation consultant by the Board’s Compensation Committee
		☒	No golden parachute payments or other similar change in control provisions
✓	Annual compensation risk review
✓	Provide a single executive perquisite, reimbursement of tax, estate, and/or personal financial planning expenses (up to $4,500 annually, with an additional $2,500 in the first year of use)	☒	No hedging or pledging of company securities

✓	Evaluation of company performance against multiple measures, including non-financial measures

Freddie Mac 2015 Form 10-K	357

Executive Compensation	Compensation Discussion and Analysis

CHIEF EXECUTIVE OFFICER COMPENSATION
Prior to July 1, 2015, Mr. Layton’s compensation consisted solely of an annual Base Salary of $600,000, a level established by FHFA. The Board of Directors received a communication from the Director of FHFA on CEO compensation, authorizing the company to submit a proposal for FHFA review and consideration on compensation for the position of CEO to address the Board’s obligation, and FHFA’s conservatorship and supervisory objectives, of providing for: CEO retention; effective succession planning for the CEO position; and continuity, efficiency, and stability of operations. For additional information, see our Form 10-Q filed on May 5, 2015. In response to our subsequent proposal to FHFA, on June 29, 2015, FHFA approved Mr. Layton’s participation in the 2015 EMCP, effective July 1, 2015. The components of Mr. Layton’s Target TDC under the 2015 EMCP are described in “— Determination of 2015 Target TDC for NEOs — 2015 Target TDC.” In order to participate in the 2015 EMCP, Mr. Layton entered into a Recapture and Forfeiture Agreement as described in “— Written Agreements Relating to NEO Employment — Recapture and Forfeiture Agreement.”
On December 1, 2015, FHFA directed Freddie Mac, pursuant to the Equity in Government Compensation Act of 2015, to suspend Mr. Layton’s compensation package that became effective July 1, 2015 and replace it with the compensation package that was previously in place. This change was effective as of November 25, 2015.
Mr. Layton was previously, and continues to be, eligible to participate in all employee benefit plans offered to Freddie Mac’s other senior executives pursuant to the terms of those plans.
DETERMINATION OF 2015 TARGET TDC FOR NEOs
ROLE OF COMPENSATION CONSULTANT
As part of the annual process to determine the Target TDC for each of the NEOs, the Compensation Committee receives guidance from Meridian Compensation Partners, LLC (“Meridian”), its independent compensation consultant. In addition to the annual process to determine Target TDC, Meridian provides guidance to the Compensation Committee during the course of the year on other executive compensation matters.
Meridian has not provided the Compensation Committee with any non-executive compensation services, nor has the firm provided any consulting services to our management. During 2015, the Compensation Committee reviewed Meridian’s independence based on the factors outlined in Exchange Act Rule 10C-1(b)(4) and determined that Meridian continues to be independent.
2015 COMPARATOR GROUP COMPANIES
The Compensation Committee annually evaluates each NEO’s Target TDC in relation to the compensation of executives in comparable positions at companies that are either in a similar line of business or are otherwise comparable for purposes of recruiting and retaining individuals with the necessary skills and capabilities. We refer to this group of companies as the Comparator Group.
When there is either no reasonable match or insufficient data from the Comparator Group for a position, or if Meridian believes that additional data sources would strengthen the analysis of competitive market compensation levels, the Compensation Committee may use alternative survey sources.

Freddie Mac 2015 Form 10-K	358

Executive Compensation	Compensation Discussion and Analysis

At FHFA’s recommendation, Freddie Mac and Fannie Mae have aligned their Comparator Groups so that consistent compensation data is used by both companies for the same or similar senior officer positions.
The Comparator Group used to determine compensation for 2015 consisted of the following companies:

Allstate	Citigroup*	PNC
Ally Financial	Fannie Mae	Prudential
AIG	Fifth Third Bancorp	Regions Financial
Bank of America*	The Hartford	State Street
Bank of New York Mellon	JPMorgan Chase*	SunTrust
BB&T	MetLife	U.S. Bancorp
Capital One	Northern Trust	Wells Fargo*

*	Only mortgage or real estate division-level compensation data from these diversified banking firms may be utilized where available and appropriate for the position being benchmarked.
The Compensation Committee has determined that these same companies will comprise the 2016 Comparator Group.
ESTABLISHING TARGET TDC
The Compensation Committee developed its 2015 Target TDC recommendations for the eligible NEOs by reviewing data from the Comparator Group and, as appropriate, alternative survey sources. The Compensation Committee reviewed market data from the Comparator Group for all NEOs except Mr. Hutchins. For Mr. Hutchins, the Compensation Committee reviewed survey data covering similar investment professionals at companies with greater than $100 billion in assets under management because there was no reasonable match from the Comparator Group.
The Compensation Committee’s 2015 Target TDC recommendation for each of the NEOs was reviewed and approved by FHFA.
2015 TARGET TDC
The following table sets forth the components of 2015 Target TDC for each of our NEOs. For Mr. Layton, the amounts represent annualized targets that were in effect for the periods indicated.

	2015 Target TDC
Named Executive Officer	Base Salary	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
Donald H. Layton
From January 1 to June 30, 2015	$600,000	$—	$—	$600,000
From July 1 to November 24, 2015	750,000	2,050,000	1,200,000	4,000,000
From November 25, 2015	600,000	—	—	600,000
James G. Mackey	500,000	1,600,000	900,000	3,000,000
Michael T. Hutchins	500,000	1,250,000	750,000	2,500,000
David B. Lowman	500,000	1,600,000	900,000	3,000,000
William H. McDavid	500,000	1,320,000	780,000	2,600,000
With the exception of Messrs. Hutchins and Layton, the 2015 Target TDC amounts shown above were the same as in 2014. Mr. Hutchins’s 2015 Target TDC increased 25% compared to 2014 to bring his compensation closer to the 25th percentile of the market. As discussed in “— Chief Executive Officer

Freddie Mac 2015 Form 10-K	359

Executive Compensation	Compensation Discussion and Analysis

Compensation,” FHFA approved Mr. Layton’s participation in the 2015 EMCP from July 1, 2015 to November 24, 2015.
The Compensation Committee’s 2016 Target TDC recommendation for our executive officers, including each of our NEOs, was approved by FHFA on February 17, 2016. For each of the NEOs identified in this Form 10-K as well as each of the NEOs identified in our Form 10-K for the fiscal year ended December 31, 2014 filed on February 19, 2015, 2016 Target TDC will be unchanged from 2015 Target TDC.
DETERMINATION OF 2015 AT-RISK DEFERRED SALARY
The Compensation Committee and FHFA considered our achievements in pursuing our primary business objectives, as well as other factors, in determining the funding level for At-Risk Deferred Salary in 2015. FHFA determined the funding level for the portion of At-Risk Deferred Salary based on Conservatorship Scorecard performance, and the Compensation Committee determined, with FHFA’s review and approval, the amounts payable to each NEO for the portion of At-Risk Deferred Salary based on Corporate Scorecard goals and individual performance.
AT-RISK DEFERRED SALARY BASED ON CONSERVATORSHIP SCORECARD PERFORMANCE
Half of each eligible NEO’s 2015 At-Risk Deferred Salary, or 15% of Target TDC, was subject to reduction based on FHFA’s assessment of the company’s performance against the objectives in the 2015 Conservatorship Scorecard. FHFA independently assessed the company’s performance and determined that a 97% funding level was justified for the portion of At-Risk Deferred Salary based on the 2015 Conservatorship Scorecard. FHFA noted the following considerations in assessing our performance against the Conservatorship Scorecard:

•	Our thought leadership in the areas of non-performing loan sales, multifamily risk transfers and the Common Securitization Platform (CSP);

•
Our continuing efforts to reduce taxpayer risk through credit risk transfers of more than $196 billion in unpaid principal balance and by reducing the retained portfolio through sales of less liquid assets;

•
The execution of four different types of single-family credit risk transfer transactions and the implementation of two pilot multifamily risk transfer structures, including $3.4 billion of multifamily military housing bonds; and

•
Our support of the development and testing of the CSP, our support of certain corporate functions related to Common Securitization Solutions (CSS) and our active and engaged role on the CSS Board of Managers.

In making its assessment, FHFA also took into consideration the following:

•	The extent to which the initiatives were undertaken in a safe and sound manner;

•	The extent to which the outcomes of our activities supported a competitive and resilient secondary mortgage market to the benefit of homeowners and renters;

•	The extent to which initiatives were conducted with appropriate consideration for diversity and inclusion;

•	Cooperation and collaboration with FHFA, Fannie Mae, CSS, and the industry; and

•	The quality, thoroughness, creativity, effectiveness, and timeliness of our work products.

Freddie Mac 2015 Form 10-K	360

Executive Compensation	Compensation Discussion and Analysis

The table below presents the Conservatorship Scorecard objectives and FHFA’s assessment of our achievement against those objectives.

Performance Goals			FHFA's Summary of Performance
1
Maintain in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets (40%)

	Work to increase access to mortgage credit for creditworthy borrowers, consistent with the full extent of applicable credit requirements and risk management practices:		All goals were achieved except for a year-end deliverable for a portion of the sub-goal related to improvements to the Representations and Warranties Framework for originations.
	•	Finalize improvements to the Representations and Warranties Framework for originations;
	•	Continue to provide clarity regarding expectations for servicer performance and remedies, where appropriate;
	•	Enhance servicer eligibility standards for our counterparties;
	•	Continue to encourage greater participation by small lenders, rural lenders, and state and local Housing Finance Agencies;
	•	Continue to assess impediments to access to credit. Explore the feasibility of:
• Greater purchases of loans on manufactured housing secured by real estate;
• Improving the effectiveness of pre-purchase and early delinquency counseling through existing or new partnerships with housing counseling networks.
	•	Assess the feasibility of alternate credit score models and credit history in loan-decision models, including the operational and system implications;
	•	Prepare to implement Duty to Serve requirements upon publication of a final rule.
Effectively implement key loss mitigation activities, which include enabling borrowers to stay in their homes and avoid foreclosure where possible:
All goals were achieved, except for a year-end deliverable for a portion of the sub-goal related to the pursuit of opportunities to encourage HARP-eligible borrowers to take advantage of beneficial refinance opportunities.

	•	Pursue opportunities to encourage current HARP-eligible borrowers to take advantage of beneficial refinance opportunities;
•
Develop and execute additional strategies to reduce the number of severely aged delinquent loans held, considering tools such as loan modifications, short sales, deeds in lieu of foreclosure, and non-performing loan sales. These strategies should be informed by the Neighborhood Stabilization Initiative and have an emphasis on improving outcomes in hardest hit markets.

•
Develop and execute additional strategies to reduce the number of vacant real estate owned (REO) properties, considering tools such as sales to non-profit organizations, repairs to REO properties before third-party sale, and demolition or possible donation of uninhabitable properties. These strategies should be informed by the Neighborhood Stabilization Initiative and have an emphasis on improving outcomes in hardest hit markets.

	•	Propose and implement solutions for HAMP borrowers facing rate resets.
	•	Continue to engage in efforts to reduce costs for Lender Force Placed Insurance.
	Maintain the dollar volume of new multifamily business at $30 billion or below, excluding:		While the goal was achieved, adjustments to the loan caps during the year could have been avoided by employing a different approach.
	•	Affordable housing loans, loans to small multifamily properties and loans to manufactured housing rental communities.
2	Reduce taxpayer risk through increasing the role of private capital in the mortgage market (30%)
	Single-Family		All goals were achieved
	•	Transact credit risk transfers on reference pools of single-family mortgages with a UPB of at least $120 billion;
	•	In meeting the above target, utilize at least two types of risk transfer structures;

Freddie Mac 2015 Form 10-K	361

Executive Compensation	Compensation Discussion and Analysis

	Multifamily	The goal was achieved
•
Determine the feasibility of transacting additional approved types of risk transfer structures to determine their: (a) market acceptance; (b) effectiveness at transferring risk; and (c) ability to expand the scale of the transfer initiatives. Based on the feasibility assessment, execute additional risk transfers.

	Retained Portfolio	The goal was achieved and we received partial extra credit for reducing the retained portfolio by more than the amount called for in the annual Purchase Agreement requirements.
•
Continue to implement the approved retained portfolio plan so that it meets, even under adverse conditions, the annual Purchase Agreement requirements and the $250 billion Purchase Agreement cap by December 31, 2018.

• Any sales should be commercially reasonable transactions that consider impacts to the market, borrowers, and neighborhood stability.
	Implement private mortgage insurance eligibility requirements for counterparties when finalized	The goal was achieved
3	Build a new single-family securitization infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future (30%)
	Continue working with FHFA, Fannie Mae and CSS to build and test the CSP and to implement the changes necessary to integrate the Enterprises' related systems and operations with the CSP.	All goals were achieved
The Enterprises’ work on CSP should incorporate the following design principles:
• Focus on the functions necessary for current Enterprise single-family securitization activities;
• Include the development of the operational and system capabilities necessary to issue a single (common) security; and
• Allow for the integration of additional market participants in a future system.
	Finalize the single (common) security structure, including security features, disclosure standards, and related requirements. Develop a plan to implement the single security in the market.	The goal was achieved
	Provide active support for mortgage data standardization initiatives:	All goals were achieved
• Develop a plan for collecting the Uniform Closing Disclosure Dataset (UCD).
• Develop the Uniform Loan Application Dataset (ULAD):
AT-RISK DEFERRED SALARY BASED ON CORPORATE SCORECARD GOALS AND INDIVIDUAL PERFORMANCE
The other half of each eligible NEO’s At-Risk Deferred Salary, also equal to 15% of Target TDC, was subject to reduction based on a combination of the company’s performance against the Corporate Scorecard goals and the NEO’s individual performance. The seven Corporate Scorecard goals drive how we manage and improve the commercial aspects of our business and are intended to complement the FHFA Strategic Plan and Conservatorship Scorecard. Certain of the individual performance objectives for the NEOs were either Conservatorship Scorecard objectives or Corporate Scorecard goals, or directly supported their achievement.
No weightings were assigned to the Corporate Scorecard goals. As a result, it was necessary for the Compensation Committee to use its judgment in determining the overall level of performance. In making its determination, the Committee primarily considered the fact that the vast majority of the Corporate Scorecard goals were achieved or exceeded. The Compensation Committee determined that, based on the company’s performance against the Corporate Scorecard, a 100% funding level was justified for this portion of At-Risk Deferred Salary.

Freddie Mac 2015 Form 10-K	362

Executive Compensation	Compensation Discussion and Analysis

The Board has adopted Corporate Scorecard goals for 2016 that are substantially similar to the 2015 goals.
The table below presents the Corporate Scorecard goals and the Compensation Committee’s assessment of our achievement against those goals.

Corporate Scorecard Goal	Assessment of Performance
People
All elements of this goal were achieved or exceeded. We continued to build our desired culture, as indicated by employee survey results. We exceeded the target for retention of high-performing employees and continued to take steps to improve leadership diversity.

Maximize the contributions of our people

Our Customers
All elements of this goal were achieved or exceeded. In our single-family business, we increased our share of the GSE market, with a large share of new business being provided by a more diversified customer base. In our multifamily business, we exceeded the targeted increase in the number of small balance loan sellers. In addition, the quality of our service has improved, as indicated by both our single-family and multifamily customer satisfaction scores.

Strive to achieve industry-leading customer experience levels

Mission
At this time, based on preliminary information, we believe we met three of our single-family goals and our three multifamily goals for 2015, but believe we failed to meet the FHFA benchmark level for the other single-family goals. We also achieved or exceeded the elements of this goal that included establishing a new function focused on single-family affordable housing and access to credit, developing one or more new offerings to better serve the multifamily renovation, rehabilitation and repositioning markets, and achieving a measure of the efficiency of our single-family loan modifications and repayment plans.

Help people own, rent and stay in their homes

Financial Performance
We exceeded the objectives for the elements of this goal related to single-family new book earnings, single-family credit risk transfer, developing additional types of multifamily risk transfer transactions, and actively managing the assets in the retained portfolio. However, for two elements of this goal - multifamily operating earnings and core operating expenses - we fell short of our objectives. Widening K-Deal spreads caused multifamily operating earnings to be less than planned and increased investments in business technology caused operating expenses to be higher than anticipated.

Improve our capital and expense efficiency as well as our core financial performance

Risk Management
We achieved or exceeded the elements of this goal related to establishing and reinforcing ownership for various risks, making informed risk-reward decisions and reducing exposure to legacy assets. With respect to the element related to maintaining an effective control environment, we achieved one of the two goals, but did not achieve the desired increase in internal audit findings identified by management.

Risk management will be at best-practice levels

Technology & Infrastructure	We achieved or exceeded all elements of this goal by:
Utilize technology and infrastructure to prepare for a future competitive market	•	Delivering most key technology initiatives on or ahead of schedule and on or below budget and realizing the intended quantitative benefits from most discretionary projects;
•
Continuing to improve our information security as measured by an industry rating standard and by completing the encryption, retirement, or removal of protected personal information in 23 legacy systems; and

	•	Ensuring the availability of key applications.
Execution
While we exceeded the desired improvement in managerial spans of control and stakeholder feedback on the company’s level of innovation, we fell short of achieving two elements of this goal; one related to reducing the number of senior staff without managerial responsibilities and another on employee survey feedback on the company’s efforts to be more efficient.

Do everything better, faster, and more efficiently

The Compensation Committee also assessed the individual performance of each NEO. In making its assessments, the Committee received input from the full Board on Mr. Layton’s performance, and took into consideration the company’s performance against the Corporate Scorecard. For the other NEOs, the Committee received input from Mr. Layton. In each case, the Compensation Committee’s determination was consistent with Mr. Layton’s recommendation. FHFA reviewed and approved these determinations.
Each NEO’s individual performance is discussed below.

Freddie Mac 2015 Form 10-K	363

Executive Compensation	Compensation Discussion and Analysis

Donald H. Layton	Chief Executive Officer
Performance Highlights:
●
Continued increasing the strength and capability of the management team through internal promotions and external hires, resulting in a total of 17 new officers in 2015, including his personal recruitment of a new Chief Enterprise Risk Officer.

●
Continued leadership by the company in credit risk transfer through increased volumes and new transaction structures is transforming how a significant portion of U.S. mortgages are funded. This reduces taxpayer exposure to mortgage risk in both the single-family and multifamily businesses.

●
Supervised the continuing, rapid and efficient reduction in the risk of legacy assets.  Most noteworthy in 2015 was the 30% decline in the single-family seriously delinquent rate to 1.32% from 1.88%, plus $2.9 billion of non-performing loan sales.

●
Guided the company to strengthened competitiveness, which is reflected in increased market share in both the single-family and multifamily businesses. Multifamily, in particular, had a record volume year.

●	The company exceeded or achieved the vast majority of the objectives in the Corporate Scorecard.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision:
The Compensation Committee determined that Mr. Layton should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company’s performance against the Corporate Scorecard and his individual performance.

James G. Mackey	Executive Vice President and Chief Financial Officer
Performance Highlights:
●	Substantial modifications to the internal financial management information systems resulting in improved internal management reporting and analysis to support better decision-making.
●	Engineered significant process simplification programs in the Finance Division throughout the year, including a full three lines of defense risk management assessment and implementation.
●	Updated external reporting, including a redesigned earnings release and a simpler 10-K, which has been condensed by over 20%, providing improved investor usability.
●
Major reorganization of the Finance Division to reduce expenses and improve communication timeliness and efficiency, with a reduction in organizational layers by 25% and an increased span of control by 38%.

●	Strong leadership in the development of management talent in the Finance Division, including the implementation of a job rotation program for key personnel.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision:
The Compensation Committee determined that Mr. Mackey should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company’s performance against the Corporate Scorecard and his individual performance.

Michael T. Hutchins	Executive Vice President Investments and Capital Markets
Performance Highlights:
●
Strong leadership of the Investments and Capital Markets Division led to the achievement of several critical milestones, including the reduction of legacy assets in value-accretive transactions, including sales of $2.9 billion of non-performing loans and $11.4 billion of private-label securities, as well as the securitization of $8.2 billion of reperforming loans.

●
Partnered with the Single-Family Business to improve the market penetration of cash purchases of single-family mortgages, which accounted for 35% of single-family volume in 2015, an increase from 29% in 2014.

●	Continued to enhance the liquidity of the company’s Agency residential mortgage-related securities in the secondary market.
●
Continued to focus on risk management, maintaining economic interest-rate risk at modeled low levels, efficiently managing the company’s liquidity and funding needs as well as strengthening capital markets operational processes.

●	Exceeded the 2015 reduction targets specified in the Purchase Agreement and the FHFA-approved Retained Portfolio Plan for decreasing the size of the retained portfolio.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision:
The Compensation Committee determined that Mr. Hutchins should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company’s performance against the Corporate Scorecard and his individual performance.

Freddie Mac 2015 Form 10-K	364

Executive Compensation	Compensation Discussion and Analysis

David B. Lowman	Executive Vice President Single-Family Business
Performance Highlights:
●	Further improved customer service and engagement levels in 2015, with a 15% increase in the company’s internal measurement of “relationship health.”
●	Achieved higher market share in 2015 as compared to the prior two years.
●	Successfully executed substantial systems development projects designed to provide Seller/Servicers with greater purchase certainty that the loans they sell us meet our requirements.
●	Continued personal industry leadership to improve standards related to foreclosure alternatives, representation and warranty terms and loan manufacturing quality.
●	Established an integrated “first line of defense” risk management organization within the Single-Family Business.
●	Strong leadership led to improvement in all employee engagement and operating culture categories in the annual employee survey.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision:
The Compensation Committee determined that Mr. Lowman should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company’s performance against the Corporate Scorecard and his individual performance.

William H. McDavid	Executive Vice President General Counsel and Corporate Secretary
Performance Highlights:
●	Supervised the successful resolution of a variety of lawsuits, which included substantial negotiated settlements.
●	Continued the ongoing improvement in the productivity of the Legal Division, resulting in a significant increase in transaction volumes and only a minimal increase in expenses.
●	Provided sound legal advice to the Board and senior management on a wide variety of significant issues.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision:
The Compensation Committee determined that Mr. McDavid should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company’s performance against the Corporate Scorecard and his individual performance.

2015 DEFERRED SALARY
The following chart reports the actual amounts of 2015 Deferred Salary for each NEO, including for Mr. Layton for the portion of the year he was eligible to receive Deferred Salary. The actual amount earned in each calendar quarter is scheduled to be paid on the last pay date of the corresponding calendar quarter in 2016.

	2015 Actual Deferred Salary
		At-Risk				Total Actual Deferred Salary	% of Target
Named Executive Officer	Fixed	Conservatorship Scorecard	% of Target	Corporate Scorecard/ Individual	% of Target
Mr. Layton	$818,886	$232,484	97%	$239,674	100%	$1,291,044	99%
Mr. Mackey	1,600,000	436,500	97%	450,000	100%	2,486,500	99%
Mr. Hutchins(1)	1,181,728	343,883	97%	354,518	100%	1,880,129	99%
Mr. Lowman	1,600,000	436,500	97%	450,000	100%	2,486,500	99%
Mr. McDavid	1,320,000	378,300	97%	390,000	100%	2,088,300	99%

(1)
Amounts reported for Mr. Hutchins are less than the corresponding target amounts because he took additional vacation as leave without pay during 2015. The percentages reported are based on adjusted target amounts that reflect the impact of the leave without pay.

WRITTEN AGREEMENTS RELATING TO NEO EMPLOYMENT
We entered into letter agreements with each of our NEOs in connection with their hiring. Although the letter agreements set forth specific initial levels of Base Salary and, where applicable, Target TDC, the compensation of each NEO is subject to change by FHFA and to the terms of the 2015 EMCP.

Freddie Mac 2015 Form 10-K	365

Executive Compensation	Compensation Discussion and Analysis

We also entered into restrictive covenant and confidentiality agreements with each of our NEOs in connection with their hiring. The non-competition and non-solicitation provisions included in the restrictive covenant and confidentiality agreements are described in “Restrictive Covenant and Confidentiality Agreements.”
The NEOs are not currently entitled to a guaranteed level of severance benefits upon any type of termination event. For additional information on compensation and benefits payable in the event of a termination of employment, see “— Potential Payments Upon Termination of Employment.”
MR. LAYTON
We entered into a letter agreement and a restrictive covenant and confidentiality agreement with Mr. Layton in connection with his employment as our CEO. The terms of Mr. Layton’s letter agreement provide him with an annual Base Salary of $600,000 and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s executive officers pursuant to the terms of these plans. Copies of Mr. Layton’s letter agreement and restrictive covenant and confidentiality agreement were filed as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed on May 10, 2012.
MR. MACKEY
We entered into a letter agreement and a restrictive covenant and confidentiality agreement with Mr. Mackey in connection with his employment as our CFO. The terms of Mr. Mackey’s letter agreement provide him with an annual Target TDC opportunity of $3,000,000, consisting of Base Salary of $500,000 and Deferred Salary of $2,500,000; and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s executive officers pursuant to the terms of these plans.
Mr. Mackey’s letter agreement also provided for a cash sign-on award of $960,000 in recognition of the forfeited compensation at his prior employer and commuting expenses during the first several months of his employment. This award was paid in installments during Mr. Mackey’s first year of employment with us, as follows: (i) first installment: $510,000 on the same date on which Mr. Mackey received his first payment of Base Salary; (ii) second installment: $225,000 on the six-month anniversary of his hire date; and (iii) third installment: $225,000 on the one-year anniversary of his hire date. Each installment was subject to repayment in the event that, prior to the first anniversary of an installment payment date, Mr. Mackey terminated his employment with Freddie Mac for any reason or Freddie Mac terminated his employment due to the occurrence of any of the Forfeiture Events described in his Recapture and Forfeiture Agreement. Copies of Mr. Mackey’s letter agreement and restrictive covenant and confidentiality agreement were filed as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed on September 30, 2013.
MR. HUTCHINS
We entered into a letter agreement and a restrictive covenant and confidentiality agreement with Mr. Hutchins in connection with his employment as our EVP - Investments and Capital Markets (SVP - Investments and Capital Markets at the time he began his service). The terms of Mr. Hutchins’ letter agreement provided him with an annual Target TDC opportunity of $2,000,000, consisting of Base Salary of $500,000 and Deferred Salary of $1,500,000; and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s executive officers pursuant to the terms of these plans. Mr. Hutchins’ Target TDC opportunity was subsequently increased to $2,500,000 for 2015, as discussed above. The

Freddie Mac 2015 Form 10-K	366

Executive Compensation	Compensation Discussion and Analysis

company has also agreed that Mr. Hutchins may, subject to Mr. Layton’s approval, take additional days off from time to time as unpaid leave. Copies of Mr. Hutchins’ letter agreement and restrictive covenant and confidentiality agreement are filed as Exhibits 10.32 and 10.33, respectively, to this Form 10-K.
MR. LOWMAN
We entered into a letter agreement and a restrictive covenant and confidentiality agreement with Mr. Lowman in connection with his employment as our EVP - Single-Family Business. The terms of Mr. Lowman’s letter agreement provide him with an annual Target TDC opportunity of $3,000,000, consisting of Base Salary of $500,000 and Deferred Salary of $2,500,000; and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s executive officers pursuant to the terms of these plans. Copies of Mr. Lowman’s letter agreement and restrictive covenant and confidentiality agreement are filed as Exhibits 10.48 and 10.49, respectively, to our Form 10-K for the fiscal year ended December 31, 2013 filed on February 27, 2014.
MR. MCDAVID
We entered into a letter agreement and a restrictive covenant and confidentiality agreement with Mr. McDavid in connection with his employment as our EVP - General Counsel and Corporate Secretary. The terms of Mr. McDavid’s letter agreement provide him with an annual Target TDC opportunity of $2,600,000, which consists of Base Salary of $500,000 and Deferred Salary of $2,100,000; and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s executive officers pursuant to the terms of these plans. Copies of Mr. McDavid’s letter agreement and restrictive covenant and confidentiality agreement were filed as Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K filed on July 9, 2012.
RESTRICTIVE COVENANT AND CONFIDENTIALITY AGREEMENTS
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
RECAPTURE AND FORFEITURE AGREEMENT
Freddie Mac has adopted, with the approval of FHFA, the Recapture and Forfeiture Agreement (the “Recapture Agreement”). In order to participate in the 2015 EMCP, each of our NEOs has entered into a Recapture Agreement. Mr. Layton’s Recapture Agreement applies only to the Deferred Salary he earned from July 1, 2015 through November 24, 2015.
The Recapture Agreement provides for the recapture and/or forfeiture of Deferred Salary (including related interest) earned, paid, or to be paid pursuant to the terms of the 2015 EMCP if, after providing the required notice, our Board of Directors, in the good faith exercise of its sole discretion, determines that a Forfeiture Event has occurred. The Forfeiture Events and the Deferred Salary subject to recapture and/or forfeiture are described below.

Freddie Mac 2015 Form 10-K	367

Executive Compensation	Compensation Discussion and Analysis

•	Materially Inaccurate Information

◦
Forfeiture Event: The NEO has earned or obtained the legally binding right to a payment of Deferred Salary based on materially inaccurate financial statements or any other materially inaccurate performance measure.

◦
Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary in excess of the amount that the Board determines would likely have been otherwise earned using accurate measures during the two years prior to the Forfeiture Event.

•	Termination for Felony Conviction or Willful Misconduct

◦	Forfeiture Event: The NEO’s employment is terminated in any of the following circumstances:

▪	Termination of employment because the NEO is convicted of, or pleads guilty or nolo contendere to, a felony;

▪
Subsequent to termination of employment, the NEO is convicted of, or pleads guilty or nolo contendere to, a felony, based on conduct occurring prior to termination, and within one year of such conviction or plea, the Board determines that such conduct is materially harmful to Freddie Mac.

▪
Termination of employment because, or within two years of termination, the Board determines that, the NEO engaged in willful misconduct in the performance of his or her duties that was materially harmful to Freddie Mac.

◦
Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary earned during the two years prior to the date that the NEO is terminated, any Deferred Salary scheduled to be paid within two years after termination, and any cash payment made or to be made as consideration for any release of claims agreement.

•	Gross Neglect or Gross Misconduct

◦
Forfeiture Event: The NEO’s employment is terminated because, in carrying out his or her duties, the NEO engages in conduct that constitutes gross neglect or gross misconduct that is materially harmful to Freddie Mac, or within two years after the NEO’s termination of employment, the Board determines that the NEO, prior to his or her termination, engaged in such conduct.

◦
Compensation Subject to Recapture and/or Forfeiture: Any Deferred Salary paid at the time of termination or subsequent to the date of termination, including any cash payment made as consideration for any release of claims agreement.

•	Violation of a Post-Termination Non-Competition Covenant

◦
Forfeiture Event: The NEO violates a post-termination non-competition covenant set forth in the restrictive covenant and confidentiality agreement in effect when a payment of Deferred Salary is scheduled to be made.

◦	Compensation Subject to Recapture and/or Forfeiture: 50% of the Deferred Salary paid during the twelve months immediately preceding the violation and 100% of any unpaid Deferred Salary.
Under the Recapture Agreement, the Board has discretion to determine the appropriate dollar amount, if any, to be recaptured from and/or forfeited by the NEO, which is intended to be the gross amount of compensation in excess of what Freddie Mac would have paid the NEO had Freddie Mac taken the Forfeiture Event into consideration at the time such compensation decision was made.
A copy of the form of the Recapture Agreement was filed as Exhibit 10.3 to our Current Report on Form 8-K filed June 12, 2013.
The following additional event is applicable only to the CEO and CFO, to the extent they have compensation subject to reimbursement in accordance with Section 304 of the Sarbanes-Oxley Act.

Freddie Mac 2015 Form 10-K	368

Executive Compensation	Compensation Discussion and Analysis

•
Accounting Restatement Resulting from Misconduct - If, as a result of misconduct, we are required to prepare an accounting restatement due to material non-compliance with financial reporting requirements, the CEO and CFO are required to reimburse us for amounts determined in accordance with Section 304.

INDEMNIFICATION AGREEMENTS
We have also entered into indemnification agreements with each of our current executive officers (including each of our NEOs) and directors, each an indemnitee. For indemnification agreements entered into with executive officers in or after August 2011, the form of agreement has been revised to provide that indemnification rights under the agreement would terminate if and when the executive officer remained with Freddie Mac after ceasing to report directly to the CEO with respect to any claims arising from matters occurring after the officer was no longer a direct CEO report. Similar indemnification rights would continue to be available to such executive officers under the Bylaws going forward. The indemnification agreements provide that we will indemnify the indemnitee to the fullest extent permitted by our Bylaws and Virginia law. This obligation includes, subject to certain terms and conditions, indemnification against all liabilities and expenses (including attorneys’ fees) actually and reasonably incurred by the indemnitee in connection with any threatened or pending action, suit or proceeding, except such liabilities and expenses as are incurred because of the indemnitee’s willful misconduct or knowing violation of criminal law. The indemnification agreements provide that if requested by the indemnitee, we will advance expenses, subject to repayment by the indemnitee of any funds advanced if it is ultimately determined that the indemnitee is not entitled to indemnification. The rights to indemnification under the indemnification agreements are not exclusive of any other right the indemnitee may have under any statute, agreement, or otherwise. Our obligations under the indemnification agreements will continue after the indemnitee is no longer a director or officer of the company with respect to any possible claims based on the fact that the indemnitee was a director or officer, and the indemnification agreements will remain in effect in the event the conservatorship is terminated. The indemnification agreements also provide that indemnification for actions instituted by FHFA will be governed by the standards set forth in FHFA’s Notice of Proposed Rulemaking, published in the Federal Register on November 14, 2008, implementing 12 U.S.C. 4518. That proposed rulemaking has not yet been finalized. In the preamble to FHFA’s final rule on Golden Parachute Payments, published in the Federal Register on January 28, 2014, FHFA indicated that a final rule on indemnification payment provisions remains under review.
OTHER EXECUTIVE COMPENSATION CONSIDERATIONS
EFFECT OF TERMINATION OF EMPLOYMENT
The timing and payment of any unpaid portion of Deferred Salary and related interest is based upon the reason for termination, as discussed in “— Potential Payments Upon Termination of Employment.”
PERQUISITES
We believe that perquisites should be a minimal part of the compensation package for our NEOs. Total annual perquisites for any NEO cannot exceed $25,000 without FHFA approval, and we do not provide a gross-up to cover any taxes due on the perquisite itself. The only perquisite provided to our NEOs during 2015 was reimbursement for assistance with personal financial planning, tax planning, and/or estate

Freddie Mac 2015 Form 10-K	369

Executive Compensation	Compensation Discussion and Analysis

planning, up to an annual maximum benefit of $4,500, with an additional $2,500 allowance provided in the first year in which an NEO utilizes the benefit.
SERP
Our NEOs are eligible to participate in our SERP. The SERP is designed to provide participants with the full amount of benefits to which they would have been entitled under our Thrift/401(k) Plan if that plan was not subject to certain dollar limits under the Internal Revenue Code. This is referred to as the “SERP Benefit.” For participants in the 2015 EMCP (or prior executive compensation programs), benefits under the SERP Benefit are limited in any calendar year to two times a participant’s Base Salary.
For additional information regarding these benefits, see “— 2015 Compensation Information for NEOs” and “— Nonqualified Deferred Compensation.”
STOCK OWNERSHIP, HEDGING, AND PLEDGING POLICIES
Our stock ownership guidelines were suspended when conservatorship began because we ceased paying our executives stock-based compensation. The Purchase Agreement prohibits us from issuing any shares of our equity securities without the prior written consent of Treasury. The suspension of stock ownership requirements is expected to continue through the conservatorship and until such time that we resume granting stock-based compensation.
Pursuant to our company policy, all employees, including our NEOs, are prohibited from:

•
Engaging in all transactions (including purchasing and selling equity and non-equity securities) involving our securities (except selling company securities owned prior to the implementation of the policy and then only with pre-clearance);

•	Purchasing or selling derivative securities related to our equity securities or dealing in any derivative securities related to our equity securities;

•	Transacting in options (other than options granted by us, and then only with pre-clearance) or other hedging instruments related to our securities; and

•	Holding our securities in a margin account or pledging our securities as collateral for a loan.
FHFA’S ROLE IN SETTING COMPENSATION
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

•
Our directors serve on behalf of FHFA and exercise their authority as directed by FHFA. More information about the role of our directors is provided above in “Directors, Corporate Governance, and Executive Officers — Board and Committee Information — Authority of the Board and Board Committees.”

•	FHFA has directed us to obtain its approval before we: (i) enter into new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements for officers at the

Freddie Mac 2015 Form 10-K	370

Executive Compensation	Compensation Discussion and Analysis

SVP level and above and for other officers as FHFA may deem necessary to successfully carry out its role as Conservator; or (ii) establish or modify performance management processes for such officers.

•
FHFA retains the authority not only to approve both the terms and amount of any compensation prior to payment to any of our executive officers, but also to modify any existing compensation arrangements.

SECTION 162(m) LIMITS ON THE TAX DEDUCTIBILITY OF COMPENSATION EXPENSES
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
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
This report is respectfully submitted by the members of the Compensation Committee.(1)

Anthony A. Williams, Chair
Raphael W. Bostic
Steven W. Kohlhagen
Sara Mathew
Saiyid T. Naqvi
Nicolas P. Retsinas

(1)
Reflects Compensation Committee membership as of the time that the Compensation Disclosure and Analysis was reviewed and discussed with management and recommended to the Board for inclusion in this Form 10-K.

Freddie Mac 2015 Form 10-K	371

Executive Compensation	Compensation and Risk

COMPENSATION AND RISK
Our management conducted an assessment of our compensation policies and practices that were in place during 2015 and that were applicable to employees at all levels, including those participating in the 2015 EMCP. The purpose of the assessment was to determine whether any elements of the overall compensation program encourage inappropriate or excessive risk taking by employees in the achievement of stated corporate objectives or pursuit of individual compensation targets. The assessment was conducted by members of our ERM and human resources teams.
The review included an evaluation of:

•	The types of compensation offered (including fixed, variable, and deferred);

•	Eligibility for participation in compensation programs;

•	Minimum and maximum payout levels;

•	Corporate performance objectives;

•	The process for establishing corporate performance objectives and for evaluating performance against those objectives; and

•	Processes and program approvals for our compensation programs.
The assessment was discussed with the Compensation Committee in December 2015. Management’s conclusion, with which the Compensation Committee concurred, is that Freddie Mac has taken appropriate and reasonable efforts to help ensure that our compensation policies and practices do not encourage employees to take unnecessary and excessive risks to meet our corporate objectives, and our current compensation policies and practices are not reasonably likely to have a material adverse effect on us.

Freddie Mac 2015 Form 10-K	372

Executive Compensation	2015 Compensation Information for NEOs

2015 COMPENSATION INFORMATION FOR NEOs
The following sections set forth compensation information for our NEOs: our CEO, CFO, and the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2015.
SUMMARY COMPENSATION TABLE

		Salary			Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)
	Year	Earned During Year (1)	Deferred (2)	Bonus (3)			Total
Donald H. Layton	2015	$660,345	$818,886	$—	$472,748	$56,958	$2,008,937
Chief Executive Officer	2014	600,000	—	—		60,586	660,586
	2013	600,000	—	—		23,827	623,827

James G. Mackey	2015	500,000	1,600,000	—	887,608	86,674	3,074,282
EVP — Chief Financial Officer	2014	500,000	1,600,000	450,000	900,585	21,099	3,471,684
	2013	70,881	230,303	510,000	127,602	—	938,786

Michael T. Hutchins(6)	2015	461,810	1,181,728	—	699,274	79,659	2,422,471
EVP — Investments & Capital Markets

David B. Lowman	2015	500,000	1,600,000	—	887,608	86,674	3,074,282
EVP — Single-Family Business	2014	500,000	1,600,000	—	900,585	65,045	3,065,630
	2013	329,502	1,048,485	150,000	580,926	—	2,108,913

William H. McDavid	2015	500,000	1,320,000	—	769,260	86,324	2,675,584
EVP — General Counsel and Corporate Secretary	2014	500,000	1,320,000	—	780,507	110,168	2,710,675
	2013	500,000	1,320,000	—	768,300	29,713	2,618,013

(1)	Amounts shown reflect Base Salary earned during the year.

(2)
Amounts shown reflect Fixed Deferred Salary earned during the year. Fixed Deferred Salary earned during each quarter is paid in cash on the last pay date of the corresponding quarter in the following year. The remaining portion of Deferred Salary is reported in “Non-Equity Incentive Plan Compensation” and is referred to as “At-Risk” because it is subject to reduction based on corporate and individual performance. Interest on Fixed Deferred Salary earned during 2015 and 2014 is included in All Other Compensation.

(3)	Amounts shown reflect cash sign-on payments made to Messrs. Mackey and Lowman in connection with their hiring in 2013. See “— Written Agreements Relating to NEO Employment” for additional information.

(4)
Amounts shown reflect At-Risk Deferred Salary earned during each year and, for 2015 and 2014, interest on that At-Risk Deferred Salary. No interest accrued on Deferred Salary earned during 2013 under the terms of the executive compensation program in effect for that year. The interest rate for At-Risk Deferred Salary earned during 2015 and 2014 was 0.125% and 0.065%, respectively, which is equal to 50% of the one-year Treasury Bill rate as of December 31 of the applicable prior year. At-Risk Deferred Salary earned during each quarter is paid on the last pay date of the corresponding quarter in the following year. See “— Determination of 2015 At-Risk Deferred Salary.”

(5)
Amounts for 2015 reflect (i) contributions earned under our tax-qualified Thrift/401(k) Plan for the year; (ii) accruals earned pursuant to the SERP Benefit for the year; (iii) interest on Fixed Deferred Salary earned during the year; and (vi) perquisites. These amounts for 2015 are as follows:

Freddie Mac 2015 Form 10-K	373

Executive Compensation	2015 Compensation Information for NEOs

	Thrift/401(k) Plan Contributions	SERP Benefit Accruals	Interest on Fixed Deferred Salary	Perquisites
Mr. Layton	$22,525	$33,409	$1,024	$—
Mr. Mackey	22,525	62,149	2,000	—
Mr. Hutchins	22,525	55,657	1,477	—
Mr. Lowman	22,525	62,149	2,000	—
Mr. McDavid	22,525	62,149	1,650	—
Employer contributions to the Thrift/401(k) Plan are generally available on the same terms to all of our employees. After the first year of employment, we match up to 6% of eligible compensation at 100% of the employee’s contributions. Employee contributions and our matching contributions are invested in accordance with the employee’s investment elections and are immediately vested. Employees receive an additional employer contribution to our Thrift/401(k) Plan equal to 2.5% of compensation earned in the prior year and are automatically vested in that contribution. For additional information regarding the SERP Benefit, see “— Nonqualified Deferred Compensation.”
Perquisites are valued at their aggregate incremental cost to us. During the years reported, the aggregate value of perquisites received by all NEOs was less than $10,000. In accordance with SEC rules, amounts shown under “All Other Compensation” do not include perquisites for an NEO that, in the aggregate, amount to less than $10,000.

(6)
Amounts reported for Mr. Hutchins in the Salary-Earned During Year, Salary-Deferred and Non-Equity Incentive Plan Compensation columns are less than the corresponding annual target amounts because he took additional vacation as leave without pay during 2015.

GRANTS OF PLAN-BASED AWARDS
The following table contains information concerning grants of plan-based awards to each of the NEOs during 2015. The Purchase Agreement prohibits us from issuing equity securities without Treasury’s consent. No stock awards were granted during 2015. For a description of the performance and other measures used to determine payouts, see “— Elements of Target Total Direct Compensation,” “— Determination of 2015 Target TDC for NEOs,” “— Determination of At-Risk Deferred Salary,” and “— 2015 Deferred Salary.”

Freddie Mac 2015 Form 10-K	374

Executive Compensation	2015 Compensation Information for NEOs

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	At-Risk Deferred Salary Award	Threshold	Target/Maximum
Mr. Layton(2)	Conservatorship Scorecard	$ —	$239,674
	Corporate Scorecard/Individual	—	239,674
	Total	—	479,348
Mr. Mackey	Conservatorship Scorecard	—	450,000
	Corporate Scorecard/Individual	—	450,000
	Total	—	900,000
Mr. Hutchins	Conservatorship Scorecard	—	375,000
	Corporate Scorecard/Individual	—	375,000
	Total	—	750,000
Mr. Lowman	Conservatorship Scorecard	—	450,000
	Corporate Scorecard/Individual	—	450,000
	Total	—	900,000
Mr. McDavid	Conservatorship Scorecard	—	390,000
	Corporate Scorecard/Individual	—	390,000
	Total	—	780,000

(1)
The amounts reported reflect At-Risk Deferred Salary granted in 2015 which is subject to reduction based on (i) corporate performance against the Conservatorship Scorecard; and (ii) an officer's individual performance and the company’s performance against the Corporate Scorecard goals. The amount of At-Risk Deferred Salary actually earned can range from 0% of target (reported in the Threshold column) to a maximum of 100% of target (reported in the Target/Maximum column). Actual At-Risk Deferred Salary amounts earned during 2015 are reported in the “Non-Equity Incentive Plan Compensation” column of “Summary Compensation Table.”

(2)	Mr. Layton was only eligible to receive Deferred Salary between July 1, 2015 and November 24, 2015.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
None of the NEOs had unexercised options or unvested RSUs as of December 31, 2015.
OPTION EXERCISES AND STOCK VESTED
None of the NEOs exercised options or had RSUs vest during 2015.
PENSION BENEFITS
Freddie Mac previously offered a Pension Plan, which was a tax-qualified, defined benefit pension plan, covering substantially all employees hired before 2012 who had attained age 21 and completed one year of service with us. In October, 2013, FHFA directed us to cease accruals under the Pension Plan effective December 31, 2013 and to commence terminating the Pension Plan. None of the NEOs was pension-eligible prior to the termination of the Pension Plan. Accordingly, a Pension Benefits table is not presented.
NONQUALIFIED DEFERRED COMPENSATION
Non-qualified deferred compensation consists of the SERP Benefit. The SERP is an unfunded, nonqualified defined contribution plan designed to provide participants with the full amount of benefits to which they would have been entitled under the Thrift/401(k) Plan if that plan was not subject to certain dollar limits under the Internal Revenue Code. The SERP Benefit equals the amount of the employer matching contributions and 2.5% contributions for each NEO that would have been made to the Thrift/401(k) Plan during the year, based upon the participant's eligible compensation, without application of those limits, less the amount of the matching contributions and 2.5% contributions annually made to the

Freddie Mac 2015 Form 10-K	375

Executive Compensation	2015 Compensation Information for NEOs

Thrift/401(k) Plan during the year, but not to exceed two times the NEO's Base Salary. We believe the SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with the companies in our Comparator Group. Participants are credited with earnings or losses in their SERP Benefit accounts based upon each participant’s individual direction of the investment of such notional amounts among the virtual investment funds available under the SERP, which are the same as the investment options available under the Thrift/401(k) Plan.
To be eligible for the SERP Benefit, the NEO must be eligible for matching contributions and the 2.5% contribution under the Thrift/401(k) Plan for part of the year, as discussed in Footnote 5 to the Summary Compensation Table. In addition, to be eligible for the portion of the SERP Benefit attributable to employer matching contributions, the NEO must contribute the maximum amount permitted under the terms of the Thrift/401(k) Plan on a pre- or post-tax basis.
SERP Benefits are generally distributed in a lump sum 90 days after the end of the calendar year in which a separation from service occurs. A six-month delay in the commencement of distributions on account of a separation from service applies to key employees, in accordance with Internal Revenue Code Section 409A. If the NEO dies, the vested SERP Benefit is paid in the form of a lump sum within 90 days of death.
The following table shows the contributions, earnings, withdrawals and distributions, and accumulated balances under the SERP Benefit for each NEO.

Name	Executive Contribution in Last FY ($)(1)	Freddie Mac Accruals in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distrib. ($)	Aggregate Balance at Last FYE ($)(4)
Mr. Layton
SERP Benefit	$—	$33,409	$855	$—	$90,601
Mr. Mackey
SERP Benefit	—	62,149	53	—	75,761
Mr. Hutchins
SERP Benefit	—	55,657	79	—	100,889
Mr. Lowman
SERP Benefit	—	62,149	(2,276)	—	104,138
Mr. McDavid
SERP Benefit	—	62,149	154	—	172,595

(1)	The SERP does not allow for employee contributions.

(2)
Amounts reported reflect accruals under the SERP Benefit during 2015, including accruals for the plan year 2015 2.5% contribution which will be allocated to NEO accounts in 2016. These amounts are also reported in the “All Other Compensation” column in the Summary Compensation Table.

(3)	Amounts reported represent the total interest and other earnings credited to each NEO under the SERP Benefit.

(4)
Amounts reported reflect the accumulated balances under the SERP Benefit for each NEO and include the plan year 2015 2.5% contribution which will be allocated to NEO accounts in 2016. All NEOs are fully vested in their SERP Benefit account balances.

The following 2014 SERP Benefit accrual amounts were reported in the “All Other Compensation” column in the 2014 Summary Compensation Table as compensation for each NEO for whom accruals were made and reported during 2014: Mr. Layton: $32,111, Mr. Mackey: $13,559, Mr. Lowman: $52,275, and Mr. McDavid: $80,835. See our Form 10-K for the fiscal year ended December 31, 2014 filed on February 19, 2015. The following 2013 SERP Benefit accrual amounts were reported in the “All Other Compensation” column in the 2013 Summary Compensation Table as compensation for each NEO for whom accruals were made and reported during 2013: Mr. Layton: $20,527 and Mr. McDavid: $29,413. See our Form 10-K for the fiscal year ended December 31, 2013 filed on February 27, 2014.

Freddie Mac 2015 Form 10-K	376

Executive Compensation	2015 Compensation Information for NEOs

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT
We have entered into various agreements in connection with the employment of the NEOs that call for us to pay compensation to our NEOs in the event of a termination of employment. The actual payment of any level of termination benefits is subject to FHFA review and approval. For more information, see “— Written Agreements Relating to NEO Employment.”
In addition, the 2015 EMCP addresses the treatment of Base Salary and Deferred Salary upon various termination events. Base Salary ceases upon an NEO’s termination of employment, regardless of the termination reason. An NEO generally does not need to be employed by us on the payment date to receive payments of Deferred Salary (including related interest) that are unpaid at the time of termination of employment. The following table describes the effect of various termination events upon unpaid Deferred Salary.

•
Forfeiture Event — All earned but unpaid Fixed and At-Risk Deferred Salary (including related interest) is subject to forfeiture upon the occurrence of a Forfeiture Event, as described above under “— Written Agreements Relating to NEO Employment — Recapture and Forfeiture Agreement.”

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

•
Any Other Reason (including, but not limited to, voluntary termination, retirement, and involuntary termination for any reason other than a Forfeiture Event) — All earned but unpaid Deferred Salary (including related interest) is paid in accordance with the Approved Payment Schedule, and earned but unpaid At-Risk Deferred Salary remains subject to the performance assessment and reduction process. Except in the case of retirement, the amount of earned but unpaid Fixed Deferred Salary will be reduced by 2% for each full or partial month by which the NEO’s termination precedes January 31 of the second calendar year following the calendar year in which the Fixed Deferred Salary is earned. No such reduction is applicable if an NEO retires, which is deemed to have occurred upon a voluntary termination of employment after attaining or exceeding 62 years of age, without regard to length of service, or attaining or exceeding 55 years of age with 10 or more years of service.

The table below describes the compensation and benefits that would have been payable to each NEO had the officer terminated his employment under various circumstances as of December 31, 2015.
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

Freddie Mac 2015 Form 10-K	377

Executive Compensation	2015 Compensation Information for NEOs

following the occurrence of a for cause termination. See “— Written Agreements Relating to NEO Employment — Recapture and Forfeiture Agreement.”
The table below also does not include vested balances in the SERP. All NEOs are fully vested in their account balances. Amounts shown in the table also do not include certain items available to all employees generally upon a termination event.
The table below also does not include stock options or RSUs, as there were no outstanding stock options or RSUs held by NEOs as of December 31, 2015.

	Death	Disability	Retirement(1)	All Other Not For Cause Terminations(2)
Donald H. Layton
Deferred Salary:
Fixed	$818,886	$818,886	$818,886	$—
At Risk-Conservatorship Scorecard(3)	239,674	239,674	232,484	—
At Risk-Corporate Scorecard/Individual(4)	239,674	239,674	239,674	—
Interest on Deferred Salary(5)	654	1,623	1,614	—
Total	$1,298,888	$1,299,857	$1,292,658	$—

James G. Mackey
Deferred Salary:
Fixed	$1,600,000	$1,600,000	$—	$1,184,000
At Risk-Conservatorship Scorecard(3)	450,000	450,000	—	436,500
At Risk-Corporate Scorecard/Individual(4)	450,000	450,000	—	450,000
Interest on Deferred Salary(5)	1,945	3,125	—	2,588
Total	$2,501,945	$2,503,125	$—	$2,073,088

Michael T. Hutchins
Deferred Salary:
Fixed	$1,181,728	$1,181,728	$—	$874,479
At Risk-Conservatorship Scorecard(3)	354,518	354,518	—	343,883
At Risk-Corporate Scorecard/Individual(4)	354,518	354,518	—	354,518
Interest on Deferred Salary(5)	1,471	2,363	—	1,966
Total	$1,892,235	$1,893,127	$—	$1,574,846

David B. Lowman
Deferred Salary:
Fixed	$1,600,000	$1,600,000	$—	$1,184,000
At Risk-Conservatorship Scorecard(3)	450,000	450,000	—	436,500
At Risk-Corporate Scorecard/Individual(4)	450,000	450,000	—	450,000
Interest on Deferred Salary(5)	1,945	3,125	—	2,588
Total	$2,501,945	$2,503,125	$—	$2,073,088

William H. McDavid
Deferred Salary:
Fixed	$1,320,000	$1,320,000	$1,320,000	$—
At Risk-Conservatorship Scorecard(3)	390,000	390,000	378,300	—
At Risk-Corporate Scorecard/Individual(4)	390,000	390,000	390,000	—
Interest on Deferred Salary(5)	1,633	2,625	2,610	—
Total	$2,101,633	$2,102,625	$2,090,910	$—

(1)	Messrs. Layton and McDavid are the only retirement-eligible NEOs under the 2015 EMCP.

Freddie Mac 2015 Form 10-K	378

Executive Compensation	2015 Compensation Information for NEOs

(2)
All Other Not For Cause Terminations refer to voluntary terminations other than for retirement and involuntary terminations other than for cause. No amounts are displayed for Messrs. Layton and McDavid because they are retirement eligible. In accordance with early termination provisions in the 2015 EMCP, the amounts disclosed for Deferred Salary: Fixed for all other NEOs have been reduced by 26% to reflect a December 31, 2015 termination scenario.

(3)
The amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard in the Retirement and All Other Not For Cause Terminations columns reflect the funding level determined by FHFA with respect to performance against the 2015 Conservatorship Scorecard. In cases of death or disability, the process for determining the funding level is waived if the funding level has not been determined at the date of termination. The funding level had not been determined as of December 31st and, as a result, no reduction has been applied to these amounts.

(4)
The amounts reported for Deferred Salary: At Risk-Corporate Scorecard/Individual in the Retirement and All Other Not For Cause Terminations columns reflect the assessment of 2015 performance approved by the Compensation Committee and FHFA. For death or disability, the provisions are the same as for the amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard.

(5)
Interest on Deferred Salary is accrued and paid in accordance with the terms of the 2015 EMCP. The amount of interest in the Death column assumes that payment occurs on the 90th day following the date of death, which is assumed to be December 31, 2015.

Freddie Mac 2015 Form 10-K	379

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP
Our only class of voting stock is our common stock. Upon its appointment as Conservator, FHFA immediately succeeded to the voting rights of holders of our common stock. The following table shows the beneficial ownership of our common stock as of February 16, 2016 by our current directors, our NEOs, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. As of February 16, 2016, each director and NEO, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. Unless otherwise noted, the information presented below is based on information provided to us by the individuals or entities specified in the table.
STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

Name	Position	Common Stock Beneficially Owned Excluding Stock Options(1)	Stock Options Exercisable Within 60 Days of Feb. 16, 2016	Total Common Stock Beneficially Owned
Raphael W. Bostic	Director	—	—	—
Carolyn H. Byrd	Director	—	—	—
Lance F. Drummond	Director	—	—	—
Thomas M. Goldstein	Director	—	—	—
Richard C. Hartnack	Director	—	—	—
Steven W. Kohlhagen	Director	—	—	—
Christopher S. Lynch	Director	—	—	—
Sara Mathew	Director	—	—	—
Saiyid T. Naqvi	Director	—	—	—
Nicolas P. Retsinas	Director	10,824(2)	—	10,824
Eugene B. Shanks, Jr.	Director	—	—	—
Anthony A. Williams	Director	—	—	—
Donald H. Layton	Chief Executive Officer	—	—	—
James G. Mackey	EVP - Chief Financial Officer	—	—	—
Michael T. Hutchins	EVP - Invest. & Cap. Markets	—	—	—
David B. Lowman	EVP - Single-Family Business	—	—	—
William H. McDavid	EVP - General Counsel & Corp. Sec.	—	—	—
All directors and executive officers as a group (22 persons)		38,292(2)	5,980	44,272

(1)	Includes shares of stock beneficially owned as of February 16, 2016.

(2)	Includes distribution of 6,866 shares and 169 dividend equivalents on RSUs previously deferred and which have no remaining restrictions.

Freddie Mac 2015 Form 10-K	380

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP BY GREATER-THAN 5% HOLDERS

5% Holder(1)	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable(2)	79.9%

(1)
Pershing Square Capital Management, L.P., PS Management GP, LLC, and William A. Ackerman (“Pershing”) have filed certain reports on Schedule 13D, the latest of which was filed on March 31, 2014. In that report, Pershing reported a beneficial ownership percentage calculation of 9.78%, based solely on the 650,039,533 shares of our common stock outstanding as reported in our Form 10-K for the fiscal year ended December 31, 2013, and excluding the shares issuable to Treasury pursuant to the warrant. The Schedule 13D indicated that Pershing also had additional economic exposure to approximately 8,434,958 notional shares of common stock, bringing the total aggregate economic exposure on the date of that filing to 72,010,523 shares of common stock (approximately 11.08% of the outstanding common stock). In that filing, Pershing indicated that because it believes our common stock is not a voting security, it had determined not to file future reports on Schedule 13D. We do not know Pershing’s current beneficial ownership of our common stock.

(2)
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the directors and executive officers of a reporting company and persons who own more than 10% of a registered class of such company’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of such reports, we believe that during 2015 all of our directors and executive officers complied with such reporting obligations.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under our existing equity compensation plans at December 31, 2015. Our stockholders have approved the Employee Stock Purchase Plan, the 2004 Stock Compensation Plan, and the 1995 Stock Compensation Plan (together, the “Employee Plans”), and the 1995 Directors’ Stock Compensation Plan (the “Directors’ Plan”). We suspended the operation of these plans following our entry into conservatorship and are no longer granting awards under such plans.

Freddie Mac 2015 Form 10-K	381

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	98,326(1)	$28.68(2)	35,824,214(3)
Equity compensation plans not approved by stockholders	None	N/A	None

(1)	Includes 51,190 RSUs and shares of restricted stock issued under the Directors’ Plan and the Employee Plans.

(2)	For the purpose of calculating this amount, the RSUs and shares of restricted stock are assigned a value of zero.

(3)
Includes 28,310,784 shares, 5,845,739 shares, and 1,667,691 shares available for issuance under the 2004 Stock Compensation Plan, the Employee Stock Purchase Plan, and the Directors’ Plan, respectively. No shares are available for issuance under the 1995 Stock Compensation Plan.

Freddie Mac 2015 Form 10-K	382

Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
POLICY GOVERNING RELATED PERSON TRANSACTIONS
The Board has adopted a written policy governing the approval of related person transactions. This policy sets forth procedures for the review and approval or ratification of transactions involving related persons. Under the policy, “related person” means any person who is, or was at any time since the beginning of our last completed fiscal year, a director, a director nominee, an executive officer, or an immediate family member of any of the foregoing persons.
Under authority delegated by the Board, our General Counsel and the Nominating and Governance Committee (or its Chair under certain circumstances), each an Authorized Approver, are responsible for applying the Related Person Transactions Policy. Transactions covered by the Related Person Transactions Policy consist of any transaction, arrangement, or relationship or series of similar transactions, arrangements, or relationships, in which:

•	The aggregate amount involved exceeded or is expected to exceed $120,000;

•	We were or are expected to be a participant; and

•	Any related person had or will have a direct or indirect material interest.
The Related Person Transactions Policy includes a list of categories of transactions identified by the Board as having no significant potential for an actual conflict of interest or the appearance of a conflict or improper benefit to a related person, and thus such transactions are not considered potential related person transactions subject to review.
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
In determining whether to approve or ratify a related person transaction covered by the Related Person Transactions Policy, the appropriate Authorized Approver reviews and considers all relevant information, which may include:

•	The nature of the related person’s interest in the transaction;

•	The approximate total dollar value of, and extent of the related person’s interest in, the transaction;

•	Whether the transaction was or would be undertaken in the ordinary course of our business;

Freddie Mac 2015 Form 10-K	383

Certain Relationships and Related Transactions

•	Whether the transaction is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party; and

•	The purpose, and potential benefits to us, of the transaction.
TRANSACTIONS WITH 5% SHAREHOLDERS
In connection with our entry into conservatorship, we issued a warrant to Treasury to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis. There were a number of transactions between us and Treasury since the beginning of 2015, as discussed in “MD&A — Consolidated Results of Operations,” “MD&A — Risk Management — Credit Risk — Single-Family Mortgage Credit Risk,” “MD&A — Conservatorship and Related Matters,” “MD&A — Regulation and Supervision,” Note 2, Note 4, Note 7, Note 10, Note 11, and Note 12.
FHFA, as conservator, approved the Purchase Agreement and our role as compliance agent in the MHA Program and the Memorandum of Understanding with Treasury, FHFA, and Fannie Mae under the HFA Initiative. FHFA also instructed us to implement a new $5,000 principal reduction incentive under HAMP in which Treasury will pay the incentive for borrowers with certain of our HAMP modified loans. The remaining transactions described in the sections referenced above did not require review and approval under any of our policies and procedures relating to transactions with related persons.
TRANSACTIONS WITH INSTITUTIONS RELATED TO DIRECTORS
In the ordinary course of business, we were a party during 2015, and expect to continue to be a party during 2016, to certain business transactions with institutions affiliated with members of our Board. Management believes that the terms and conditions of the transactions were no more and no less favorable to us than the terms of similar transactions with unaffiliated institutions to which we are, or expect to be, a party. None of these transactions were required to be disclosed under SEC rules.
TRANSACTIONS WITH INSTITUTIONS RELATED TO EXECUTIVE OFFICERS
Mr. Layton joined us in May 2012 as CEO and as a member of the Board. Mr. Layton previously served as a senior executive officer of JPMorgan Chase, ending his service in 2004.
Freddie Mac has an extensive business relationship with JPMorgan Chase (through its subsidiaries). As of December 31, 2015, JPMorgan Chase was one of Freddie Mac’s largest servicers, and serviced approximately 1.05 million loans for Freddie Mac. JPMorgan Chase had an aggregate UPB of loans of approximately $165.36 billion as of December 31, 2015 and approximately $164.16 billion as of January 31, 2016. JPMorgan Chase sold approximately $11.2 billion in single-family loans to Freddie Mac in 2015.
JPMorgan Chase also is a significant capital markets, derivatives, and multifamily counterparty and is an underwriter of our debt and mortgage securities. As of January 31, 2016, JPMorgan Chase and its

Freddie Mac 2015 Form 10-K	384

Certain Relationships and Related Transactions

subsidiaries had an aggregate notional balance of $22.73 billion of derivatives and $0.85 billion of reverse repurchase agreements with Freddie Mac. From January 1, 2015 through January 31, 2016, JPMorgan Chase served as underwriter for $82.76 billion of Freddie Mac’s debt securities and $15.19 billion of Freddie Mac’s mortgage-related securities.
Mr. Layton receives a pension from JPMorgan Chase in connection with his retirement in 2004. In addition, Mr. Layton has a deferred compensation balance under JPMorgan Chase’s Deferred Compensation Plan which earns a return based upon a defined list of mutual funds that Mr. Layton designates. Payments on the deferred compensation balance began in January 2016, with the balance payable in fourteen annual installments. Mr. Layton also has deferred compensation (less than 10% of the total deferred compensation balance) in the form of “private equity balance,” which is expected to be paid in full in 2016. Mr. Layton’s deferred compensation balance is less than 10% of his total net worth on an after-tax basis. Mr. Layton also has brokerage and deposit accounts with JPMorgan Chase.
The amounts of Mr. Layton’s pension and deferred compensation do not depend in any way on JPMorgan Chase’s results as long as JPMorgan Chase is able to meet its obligations. In addition, in order to eliminate any potential conflicts of interest, Mr. Layton agreed to recuse himself from acting upon matters directly relating to JPMorgan Chase that may be considered by the Board, or presented to him in his capacity as CEO and a member of the Board, if such matter has the potential to affect JPMorgan Chase’s ability to satisfy its obligations to him. Mr. Layton does not have a material interest in our relationship with JPMorgan Chase, and the relationships described above were not required to be reviewed, approved, or ratified under our Related Person Transactions Policy.
CONSERVATORSHIP AGREEMENTS
Treasury, FHFA, and the Federal Reserve have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See “MD&A — Conservatorship and Related Matters” and Note 2.

Freddie Mac 2015 Form 10-K	385

Principal Accounting Fees and Services

PRINCIPAL ACCOUNTING FEES AND SERVICES
DESCRIPTION OF FEES
PricewaterhouseCoopers LLP has served as our independent public accountants since 2002. The following is a description of fees billed to us by PricewaterhouseCoopers LLP during 2015 and 2014.
AUDITOR FEES(1)

	2015	2014
	(in thousands)
Audit Fees(2)	$23,321	$27,997
Audit-Related Fees(3)	3,888	2,461
Tax Fees(4)	64	27
All Other Fees(5)	264	357
Total	$27,537	$30,842

(1)	These fees represent amounts billed within the designated year and include reimbursable expenses for 2015 and 2014.

(2)	Audit fees include fees in connection with quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements.

(3)
The 2015 and 2014 audit-related fees include: (i) fees for the performance of certain agreed-upon procedures regarding aspects of compliance with the Purchase Agreement covenants; (ii) compliance evaluation of the minimum servicing standards as set forth in the Uniform Single Attestation Program for Mortgage Bankers; and (iii) transaction validation and attestation related to certain of Freddie Mac’s risk transfer and structured transactions.

(4)
The tax fees billed in 2015 and 2014 related to non-audit tax consulting services to provide advice and recommendations related to tax planning or reporting matters, as well as non-audit tax services to provide assistance with the IRS tax audit matters and ongoing examinations, including information requests and associated responses.

(5)
All other fees for 2015 and 2014 include: (i) our subscription to a web-based suite of human resources benchmark data; (ii) advice and recommendations related to retention strategies; (iii) our subscription to accounting research software; and (iv) non-audit services in connection with certain of our project deployments as part of implementing regulatory initiatives.

APPROVAL OF INDEPENDENT AUDITOR SERVICES AND FEES
Under its charter, the Audit Committee is responsible for the following:

•	Appointing our independent public accounting firm (subject to FHFA approval as required);

•	Approving all audit and non-audit services permitted under applicable law to be performed by the independent public accounting firm (subject to FHFA approval as required); and

•	Approving the scope of the annual audit.
The Sarbanes-Oxley Act of 2002 and related SEC rules require that all services provided to companies subject to the reporting requirements of the Exchange Act by their independent auditors be pre-approved by their audit committee or by authorized members of the committee, with certain exceptions. The Audit Committee’s charter requires that the Audit Committee pre-approve any audit services, and any non-audit services permitted under applicable law, to be performed by our independent auditors (or to designate

Freddie Mac 2015 Form 10-K	386

Principal Accounting Fees and Services

one or more members of the Audit Committee to pre-approve such services and report such pre-approval to the Audit Committee).
Audit services that are within the scope of an auditor’s engagement approved by the Audit Committee prior to the performance of those services are deemed pre-approved and do not require separate pre-approval. Audit services not within the scope of an Audit Committee-approved engagement, as well as permissible non-audit services, must be separately pre-approved by the Audit Committee.
When the Audit Committee pre-approves a service, it typically sets a dollar limit for such service. Management endeavors to obtain pre-approval of the Audit Committee, or of the Chair of the Audit Committee (when the Chair of the Audit Committee has been delegated such authority), before it incurs fees exceeding the dollar limit. If the Chair of the Audit Committee approves the increase, the Chair will report such approval at the Audit Committee’s next scheduled meeting. The Audit Committee has delegated to the Chair the authority to address requests to pre-approve certain additional audit and non-audit services to be performed by the company’s independent auditor with fees up to a maximum of $250,000 per quarter, with reporting of any such approval decisions to the Audit Committee at its next scheduled meeting.
The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed in 2015 and 2014.
The Audit Committee appoints the independent public accounting firm on an annual basis. In evaluating the performance of the independent public accounting firm, the Audit Committee considers a number of factors, including the following:

•
The firm’s status as a registered public accounting firm with the Public Company Accounting Oversight Board (United States) (“PCAOB”) as required by the Sarbanes-Oxley Act of 2002 and the Rules of the PCAOB;

•	Its independence and processes for maintaining its independence;

•	Its approach to resolving significant accounting and auditing matters;

•	Its capability and expertise in handling the complexity of the company’s business, including the expertise and capability of the lead audit partner and of the key members of the engagement team;

•
Historical and recent performance, including the extent and quality of the independent public accounting firm’s communications with the Audit Committee, and the results of a management survey of the independent public accounting firm’s overall performance;

•	Data related to audit quality and performance, including recent PCAOB inspection reports on the firm; and

•	The appropriateness of its fees, both on an absolute basis and as compared with peers.
The Audit Committee has determined that the non-audit services rendered by PricewaterhouseCoopers during its most recent fiscal year are compatible with maintaining PricewaterhouseCoopers’ independence.

Freddie Mac 2015 Form 10-K	387

Exhibits and Financial Statement Schedules

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
(1) Consolidated Financial Statements
The consolidated financial statements required to be filed in this Form 10-K are included in "Financial Statements and Supplementary Data."
(2) Financial Statement Schedules
None.
(3) Exhibits
An Exhibit Index has been filed as part of this Form 10-K beginning on page E-1 and is incorporated herein by reference.

Freddie Mac 2015 Form 10-K	388

Signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: February 18, 2016

Freddie Mac 2015 Form 10-K	389

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher S. Lynch*	Non-Executive Chairman of the Board	February 18, 2016
Christopher S. Lynch

/s/ Donald H. Layton	Chief Executive Officer and Director	February 18, 2016
Donald H. Layton	(Principal Executive Officer)

/s/ James G. Mackey	Executive Vice President — Chief Financial Officer	February 18, 2016
James G. Mackey	(Principal Financial Officer)

/s/ Robert D. Mailloux	Senior Vice President — Corporate Controller and	February 18, 2016
Robert D. Mailloux	Principal Accounting Officer (Principal Accounting Officer)

/s/ Raphael W. Bostic*	Director	February 18, 2016
Raphael W. Bostic

/s/ Carolyn H. Byrd*	Director	February 18, 2016
Carolyn H. Byrd

/s/ Lance F. Drummond*	Director	February 18, 2016
Lance F. Drummond

/s/ Thomas M. Goldstein*	Director	February 18, 2016
Thomas M. Goldstein

/s/ Richard C. Hartnack*	Director	February 18, 2016
Richard C. Hartnack

/s/ Steven W. Kohlhagen*	Director	February 18, 2016
Steven W. Kohlhagen

/s/ Sara Mathew*	Director	February 18, 2016
Sara Mathew

/s/ Saiyid T. Naqvi*	Director	February 18, 2016
Saiyid T. Naqvi

/s/ Nicolas P. Retsinas*	Director	February 18, 2016
Nicolas P. Retsinas

/s/ Eugene B. Shanks, Jr.*	Director	February 18, 2016
Eugene B. Shanks, Jr.

Freddie Mac 2015 Form 10-K	390

Signatures

/s/ Anthony A. Williams*	Director	February 18, 2016
Anthony A. Williams

*By:	/s/ Alicia S. Myara
Alicia S. Myara
Attorney-in-Fact

Freddie Mac 2015 Form 10-K	391

Glossary

GLOSSARY
This Glossary includes acronyms and defined terms that are used throughout this report.
ACIS - Agency Credit Insurance Structure - A risk transfer transaction through which we purchase insurance policies (typically underwritten by a group of insurers and reinsurers) that obligate the counterparties to reimburse us for specified credit events (based on either actual losses or losses calculated using a predefined formula) up to an aggregate limit that occur on our first loss and/or mezzanine loss positions associated with STACR debt note transactions in exchange for our payment of periodic premiums.
Administration - Executive branch of the U.S. government.
Agency securities - Generally refers to mortgage-related securities issued by the GSEs or government agencies.
Alt-A loan - Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. We categorize loans in our single-family credit guarantee portfolio as Alt-A if the lender that delivers them to us classified the loans as Alt-A, or if the loans had reduced documentation requirements as well as a combination of certain credit characteristics and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized as an Alt-A loan because the refinance loan is not identified by the servicer as an Alt-A loan. We categorize our investments in non-agency mortgage-related securities as Alt-A if the securities were identified as such based on information provided to us when we entered into these transactions.
AMT - Alternative Minimum Tax
AOCI - Accumulated other comprehensive income (loss), net of taxes
ARM - Adjustable-rate mortgage - A mortgage loan with an interest rate that adjusts periodically over the life of the loan based on changes in a benchmark index.
Board - Board of Directors
Bps - Basis points - One one-hundredth of 1%. This term is commonly used to quote the yields of debt instruments or movements in interest rates.
Cash and other investments portfolio - Consists of the liquidity and contingency operating portfolio and restricted cash.
CCO - Chief Compliance Officer
CD&A - Compensation Discussion and Analysis
CEO - Chief Executive Officer

Freddie Mac 2015 Form 10-K	392

Glossary

CERO - Chief Enterprise Risk Officer
CFO - Chief Financial Officer
CFPB - Consumer Financial Protection Bureau
Charge-Offs, gross - Represent the carrying amount of a loan that has been discharged in order to remove the loan from our consolidated balance sheet at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of comprehensive income. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the recorded investment of a loan at the date it is discharged less the estimated value in final disposition or actual net proceeds received in a short sale.
Charter - The Federal Home Loan Mortgage Corporation Act, as amended, 12 U.S.C. § 1451 et seq.
CMBS - Commercial mortgage-backed security - A security backed by loans on commercial property (often including multifamily rental properties) as opposed to one-to-four family residential real estate. Although the loan pools underlying CMBS can include loans financing multifamily properties and commercial properties, such as office buildings and hotels, the classes of CMBS that we hold receive distributions of scheduled cash flows only from multifamily properties. We have not identified CMBS as either subprime or Alt-A securities.
Comprehensive income (loss) - Consists of net income (loss) plus other comprehensive income (loss).
Conforming loan/Conforming jumbo loan/Conforming loan limit - A conventional single-family loan with an original principal balance that is equal to or less than the applicable statutory conforming loan limit, which is a dollar amount cap on the original principal balance of single-family loans we are permitted by law to purchase or securitize. The conforming loan limit is determined annually based on changes in FHFA’s housing price index. Since 2006, the base conforming loan limit for a one-family residence has been set at $417,000, and higher limits have been established in certain “high-cost” areas (currently, up to $625,500 for a one-family residence). Higher limits also apply to two- to four-family residences, and for loans secured by properties in Alaska, Guam, Hawaii and the U.S. Virgin Islands.
Actual high-cost area loan limits are set by FHFA for each county (or equivalent), and the loan limit for specific high-cost areas may be lower than the maximum amounts. We refer to loans that we have purchased with a UPB exceeding the base conforming loan limit (i.e., $417,000) as conforming jumbo loans.
Conservator - The Federal Housing Finance Agency, acting in its capacity as Conservator of Freddie Mac.
Convexity - A measure of how much a financial instrument’s duration changes as interest rates change.
Core single-family book - Consists of loans in our single-family credit guarantee portfolio that were originated since 2008. We do not include relief refinance loans, including HARP loans, in this book as underwriting procedures for relief refinance loans are limited, and, in many cases, do not include all of the changes in underwriting standards we have implemented since 2008.
Credit enhancement - A financial arrangement that is designed to reduce credit risk by partially or fully compensating an investor in a mortgage or security (e.g., Freddie Mac) in the event of specified losses.

Freddie Mac 2015 Form 10-K	393

Glossary

Examples of credit enhancements include insurance, credit risk transfer transactions, overcollateralization, indemnification agreements, and government guarantees.
Credit losses - Consists of charge-offs, net and REO operations (income) expense.
Credit-related (benefit) expenses (or credit-related expenses) - Consists of our provision (benefit) for credit losses and REO operations (income) expense.
Credit score - Credit score data is based on FICO scores, a credit scoring system developed by Fair, Isaac and Co. FICO scores are currently the most commonly used credit scores. FICO scores are ranked on a scale of approximately 300 to 850 points with a higher value indicating a lower likelihood of credit default. Although we obtain updated credit information on certain borrowers after the origination of a loan, such as those borrowers seeking a modification, the scores presented in our reports represent the credit score of the borrower at either the time of loan origination or our purchase and may not be indicative of the current credit worthiness of the borrower.
CSS - Common Securitization Solutions, LLCSM
Current LTV Ratio or CLTV - The current LTV ratios are management estimates, which are updated on a monthly basis. Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same geographic area since that time. Changes in market value are derived from our internal index, which measures price changes for repeat sales and refinancing activity on the same properties using Freddie Mac and Fannie Mae single-family loan acquisitions, including foreclosure sales. Estimates of the current LTV ratio exclude any secondary financing by third parties.
Deed in lieu of foreclosure - An alternative to foreclosure in which the borrower voluntarily conveys title to the property to the lender and the lender accepts such title (sometimes together with an additional payment by the borrower) in full satisfaction of the mortgage indebtedness.
Delinquency - A failure to make timely payments of principal and/or interest on a loan. For single-family loans, we generally report delinquency rate information based on the number of loans that are seriously delinquent. For multifamily loans, we report delinquency rate information based on the UPB of loans that are two monthly payments or more past due or in the process of foreclosure. Loans that have been modified are not counted as delinquent as long as the borrower is not delinquent under the modified terms.
Derivative - A financial instrument whose value depends upon the characteristics and value of an underlying entity such as a financial asset or index. Examples include a security or commodity price, interest or currency rates, and other financial indices.
Dodd-Frank Act - Dodd-Frank Wall Street Reform and Consumer Protection Act
Dollar roll transactions - Transactions whereby we enter into an agreement to sell and subsequently repurchase (or purchase and subsequently resell) agency securities.
DSCR - Debt Service Coverage Ratio - An indicator of future credit performance for multifamily loans. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower will be able to continue servicing its loan obligation.

Freddie Mac 2015 Form 10-K	394

Glossary

Duration - Duration is a measure of a financial instrument’s price sensitivity to changes in interest rates.
Duration gap - One of our primary interest rate risk measures. Duration gap is a measure of the difference between the estimated durations of our interest rate sensitive assets and liabilities. We present the duration gap of our financial instruments in units expressed as months. A duration gap of zero implies that the change in value of our interest rate sensitive assets from an instantaneous change in interest rates would be expected to be accompanied by an equal and offsetting change in the value of our interest rate sensitive liabilities, thus leaving economic value unchanged.
ERC - Enterprise Risk Committee
ERM - Enterprise Risk Management
EVP - Executive Vice President
Exchange Act - Securities and Exchange Act of 1934, as amended
Executive Compensation Program - Executive Management Compensation Program, as amended and restated.
Fannie Mae - Federal National Mortgage Association
FASB - Financial Accounting Standards Board
Federal Reserve - Board of Governors of the Federal Reserve System
FHA - Federal Housing Administration
FHFA - Federal Housing Finance Agency - An independent agency of the U.S. government with responsibility for regulating Freddie Mac, Fannie Mae, and the FHLBs.
FHLB - Federal Home Loan Bank
Fixed-rate loan - Refers to a loan originated at a specific rate of interest that remains constant over the life of the loan. For purposes of presentation in this report, we have categorized a number of modified loans as fixed-rate loans, even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of the modification rather than at a subsequent date.
Foreclosure alternative - A workout option pursued when a home retention action is not successful or not possible. A foreclosure alternative is either a short sale or deed in lieu of foreclosure.
Foreclosure or foreclosure transfer - Refers to our completion of a transaction provided for by the foreclosure laws of the applicable state, in which a delinquent borrower’s ownership interest in a mortgaged property is terminated and title to the property is transferred to us or to a third party. When we, as loan holder, acquire a property in this manner, we pay for it by extinguishing some or all of the mortgage debt.
Freddie Mac mortgage-related securities - Securities we issue and guarantee that are backed by mortgages.
GAAP - Generally accepted accounting principles in the United States of America.

Freddie Mac 2015 Form 10-K	395

Glossary

Giant PCs - Resecuritizations of previously issued PCs or Giant PCs. Giant PCs are single-class securities that involve the straight pass through of all of the cash flows of the underlying collateral to holders of the beneficial interests.
Ginnie Mae - Government National Mortgage Association, which guarantees the timely payment of principal and interest on mortgage-related securities backed by federally insured or guaranteed loans, primarily those insured by FHA or guaranteed by the VA.
GSE Act - The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Reform Act.
GSEs - Government sponsored enterprises - Refers to certain legal entities created by the U.S. government, including Freddie Mac, Fannie Mae, and the FHLBs.
Guidelines - Corporate Governance Guidelines, as revised
HAMP - Home Affordable Modification Program - Refers to the effort under the MHA Program whereby the U.S. government, Freddie Mac and Fannie Mae commit funds to help eligible homeowners avoid foreclosure and keep their homes through loan modifications.
HARP - Home Affordable Refinance Program - Refers to the effort under the MHA Program that seeks to help eligible borrowers with existing loans that are guaranteed by us or Fannie Mae to refinance into loans with more affordable monthly payments and/or fixed-rate terms without obtaining new mortgage insurance in excess of the insurance coverage, if any, that was already in place. HARP is targeted at borrowers with current LTV ratios above 80%. The relief refinance initiative, under which we also allow borrowers with LTV ratios of 80% and below to participate, is our implementation of HARP for our loans.
HFA - State or local Housing Finance Agency
HFA initiative - Refers to the effort whereby we and Fannie Mae, in conjunction with Treasury, provided assistance to state and local HFAs so that the HFAs could continue to meet their mission of providing affordable financing for both single-family and multifamily housing. The HFA initiative included the NIBP and the TCLFP.
HUD - U.S. Department of Housing and Urban Development - HUD has authority over Freddie Mac with respect to fair lending.
Implied volatility - A measurement of how the value of a financial instrument changes due to changes in the market’s expectation of potential changes in future interest rates. A decrease in implied volatility generally increases the estimated fair value of our mortgage-related assets and decreases the estimated fair value of our callable debt and option-based derivatives, while an increase in implied volatility generally has the opposite effect.
Initial margin - The collateral that we post with a derivatives clearinghouse in order to do business with such clearinghouse. The amount of initial margin varies over time.
Interest-only loan - A loan that allows the borrower to pay only interest (either fixed-rate or adjustable-rate) for a fixed period of time before payments of principal begin. After the interest-only period, the borrower may choose to refinance the loan, pay the principal balance in total, or begin paying the scheduled principal payment due on the loan.

Freddie Mac 2015 Form 10-K	396

Glossary

IRS - Internal Revenue Service
K Certificates - Structured pass-through certificates backed primarily by recently originated multifamily loans purchased by Freddie Mac.
Legacy single-family book - Consists of loans in our single-family credit guarantee portfolio that were originated in 2008 and prior.
LIBOR - London Interbank Offered Rate
LIHTC partnerships - Low-income housing tax credit partnerships - Prior to 2008, we invested in LIHTC partnerships as a limited partner. These LIHTC partnerships invest directly in limited partnerships that own and operate affordable multifamily rental properties that generate federal income tax credits and deductible operating losses.
Liquidation preference - Generally refers to an amount that holders of preferred securities are entitled to receive out of available assets upon liquidation of a company. The initial liquidation preference of our senior preferred stock was $1.0 billion. The aggregate liquidation preference of our senior preferred stock includes the initial liquidation preference plus amounts funded by Treasury under the Purchase Agreement. In addition, dividends not paid in cash are added to the liquidation preference of the senior preferred stock. We may make payments to reduce the liquidation preference of the senior preferred stock only in limited circumstances.
Liquidity and contingency operating portfolio - Subset of our cash and other investments portfolio. Consists of non-mortgage-related assets, including cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities.
Long-term debt - Other debt due after one year based on the original contractual maturity of the debt instrument. Our long-term debt issuances include medium-term notes, Reference Notes® securities, and STACR debt notes.
LTV ratio - Loan-to-value ratio - The ratio of the unpaid principal amount of a loan to the value of the property that serves as collateral for the loan, expressed as a percentage. We report LTV ratios based solely on the amount of the loan purchased or guaranteed by us, generally excluding any second-lien loans (unless we own or guarantee the second lien).
Management and guarantee fee - The fee that we receive for guaranteeing the payment of principal and interest to mortgage security investors, which consists primarily of a combination of management and guarantee fees paid on a monthly basis, as a percentage of the UPB of the underlying loans, and initial upfront payments, such as delivery fees.
MD&A - Management’s Discussion and Analysis of Financial Condition and Results of Operations
MHA Program - Making Home Affordable Program - Formerly known as the Housing Affordability and Stability Plan, the MHA Program was announced by the Administration in February 2009. The MHA Program is designed to help in the housing recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts, and set market standards. The MHA Program includes HARP and HAMP.
Mortgage assets - Refers to both loans and the mortgage-related securities we hold in our mortgage-related investments portfolio.

Freddie Mac 2015 Form 10-K	397

Glossary

Mortgage-related investments portfolio - Our investment portfolio, which consists of mortgage-related securities and unsecuritized single-family and multifamily loans. The size of our mortgage-related investments portfolio under the Purchase Agreement is determined without giving effect to the January 1, 2010 change in accounting guidance related to transfers of financial assets and consolidation of VIEs.
Mortgage-to-debt OAS - The net OAS between the mortgage asset and agency debt sectors. This is an important factor in determining the expected level of net interest yield on a new mortgage asset. Higher mortgage-to-debt OAS means that a newly purchased mortgage asset is expected to provide a greater return relative to the cost of the debt issued to fund the purchase of the asset and, therefore, a higher net interest yield. Mortgage-to-debt OAS tends to be higher when there is weak demand for mortgage assets and lower when there is strong demand for mortgage assets.
Multifamily loan - A loan secured by a property with five or more residential rental units or by a manufactured housing community.
Multifamily mortgage portfolio - Consists of multifamily mortgage loans held by us on our consolidated balance sheets as well as our guarantee of K Certificates, other securitization products, and other mortgage-related guarantees, but excluding those underlying our guarantees of HFA bonds.
Multifamily new business activity - Represents loan purchases and issuances of other mortgage-related guarantees.
Net worth (deficit) - The amount by which our total assets exceed (or are less than) our total liabilities as reflected on our consolidated balance sheets prepared in conformity with GAAP.
Net worth sweep dividend, Net Worth Amount, and Capital Reserve Amount - For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment on the senior preferred stock will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury’s commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in conformity with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend shall accrue or be payable for that quarter. The applicable Capital Reserve Amount was $1.8 billion for 2015, is $1.2 billion for 2016, and will be reduced by $600 million each year thereafter until it reaches zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero.
NIBP - New Issue Bond Program - A component of the HFA initiative in which we and Fannie Mae issued partially-guaranteed pass-through securities to Treasury that are backed by bonds issued by various state and local HFAs. The program provided financing for HFAs to issue new housing bonds. Treasury is obligated to absorb losses under the program up to a certain level before we are exposed to any losses.
Non-accrual loan - A loan for which we are not accruing interest income. We place loans on non-accrual status when we believe collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment.
NYSE - New York Stock Exchange

Freddie Mac 2015 Form 10-K	398

Glossary

OAS - Option-adjusted spread - An estimate of the incremental yield spread between a particular financial instrument (e.g., a security, loan or derivative contract) and a benchmark yield curve (e.g., LIBOR or agency or U.S. Treasury securities). This includes consideration of potential variability in the instrument’s cash flows resulting from any options embedded in the instrument, such as prepayment options. When the OAS on a given asset widens, the fair value of that asset will typically decline, all other market factors being equal. The opposite is true when the OAS on a given asset tightens.
Option ARM loan - Loans that permit a variety of repayment options, including minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment alternative for option ARM loans allows the borrower to make monthly payments that may be less than the interest accrued for the period. The unpaid interest is added to the principal balance of the loan, known as negative amortization. For our non-agency mortgage-related securities that are backed by option ARM loans, we categorize securities as option ARM if the securities were identified as such based on information provided to us when we entered into these transactions. We have not identified option ARM securities as either subprime or Alt-A securities.
Original LTV Ratio - A credit measure for loans, calculated as the UPB of the loan divided by the lesser of the appraised value of the property at the time of loan origination or the borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. The existence of a second-lien loan reduces the borrower’s equity in the home and, therefore, can increase the risk of default and the amount of the gross loss if a default occurs.
OTC - Over-the-counter
OTCQB - A marketplace, operated by the OTC Markets Group Inc., for OTC-traded U.S. companies that are registered and current in their reporting with the SEC or a U.S. banking or insurance regulator.
PCs - Participation Certificates - Single-class pass-through securities that we issue and guarantee as part of a securitization transaction. Typically we purchase loans from sellers, place a pool of loans into a PC trust and issue PCs from that trust. The PCs are generally transferred to the seller of the loans in consideration of the loans or are sold to third-party investors or retained by us if we purchased the loans for cash.
Pension plan - Employees’ Pension Plan
Performing loan - A loan where the borrower is less than three monthly payments past due, and not in the process of foreclosure. Conversely, a non-performing loan is one where the borrower is three months or more past due or is in the process of foreclosure. A reperforming loan is a loan that was previously classified as non-performing, but the borrower subsequently made payments such that the loan returns to less than three months past due.
PMVS - Portfolio Market Value Sensitivity - One of our primary interest-rate risk measures. PMVS measures are estimates of the amount of average potential pre-tax loss in the market value of our net assets due to parallel (PMVS-L) and non-parallel (PMVS-YC) changes in LIBOR.
Primary mortgage market - The market where lenders originate loans by lending funds to borrowers. We do not lend money directly to homeowners and do not participate in this market.
Purchase Agreement / Senior Preferred Stock Purchase Agreement - An agreement the Conservator, acting on our behalf, entered into with Treasury on September 7, 2008, relating to Treasury's purchase of

Freddie Mac 2015 Form 10-K	399

Glossary

senior preferred stock, which was subsequently amended and restated on September 26, 2008 and further amended on May 6, 2009, December 24, 2009, and August 17, 2012.
Recorded Investment - The dollar amount of a loan recorded on our consolidated balance sheets, excluding any allowance, such as the allowance for loan losses, but including direct write-downs of the investment. Recorded investment excludes accrued interest income.
Recoveries of charge-offs - Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers, or third parties through certain credit enhancements, or we received a reimbursement of our losses from a seller/servicer associated with a repurchase request on a loan that experienced a foreclosure transfer or a foreclosure alternative.
Reform Act - The Federal Housing Finance Regulatory Reform Act of 2008, which, among other things, amended the GSE Act by establishing a single regulator, FHFA, for Freddie Mac, Fannie Mae, and the FHLBs.
REIT - Real estate investment trust
Relief refinance loan - A single-family loan delivered to us for purchase or guarantee that meets the criteria of the Freddie Mac Relief Refinance Mortgage sm initiative. Part of this initiative is our implementation of HARP for our loans, and relief refinance options are also available for certain non-HARP loans. Although HARP is targeted at borrowers with current LTV ratios above 80%, our initiative also allows borrowers with LTV ratios of 80% and below to participate.
REMIC - Real Estate Mortgage Investment Conduit - A type of multiclass mortgage-related security that divides the cash flows (principal and interest) of the underlying mortgage-related assets into two or more classes that meet the investment criteria and portfolio needs of different investors.
REO - Real estate owned - Real estate which we have acquired through foreclosure or through a deed in lieu of foreclosure.
RSU - Restricted stock unit
S&P - Standard & Poor’s
SEC - Securities and Exchange Commission
Secondary mortgage market - A market consisting of institutions engaged in buying and selling loans in the form of whole loans (i.e., loans that have not been securitized) and mortgage-related securities. We participate in the secondary mortgage market by issuing guaranteed mortgage-related securities, principally PCs, and by purchasing loans and mortgage-related securities for investment.
Senior preferred stock - The shares of Variable Liquidation Preference Senior Preferred Stock issued to Treasury under the Purchase Agreement.
Seriously delinquent or SDQ - Single-family loans that are three monthly payments or more past due or in the process of foreclosure as reported to us by our servicers.
SERP - Supplemental Executive Retirement Plan

Freddie Mac 2015 Form 10-K	400

Glossary

Short sale - An alternative to foreclosure consisting of a sale of a mortgaged property in which the homeowner sells the home at market value and the lender accepts proceeds (sometimes together with an additional payment or promissory note from the borrower) that are less than the outstanding loan indebtedness in full satisfaction of the loan.
Short-term debt - Other debt due within one year based on the original contractual maturity of the debt instrument. Our short-term debt issuances include discount notes and Reference Bills® securities.
Single-family credit guarantee portfolio - Consists of unsecuritized single-family loans, single-family loans held by consolidated trusts, single-family loans underlying non-consolidated resecuritization products, and single-family loans covered by long-term standby commitments. Excludes our resecuritizations of Ginnie Mae Certificates and our guarantees under the HFA initiative because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.
Single-family loan - A loan secured by a property containing four or fewer residential dwelling units.
Spread - The difference between the yields of two debt securities, or the difference between the yield of a debt security and a benchmark yield, such as LIBOR.
STACR debt note - Structured Agency Credit Risk debt note - A debt security where the principal balance is subject to the performance of a reference pool of loans owned or guaranteed by Freddie Mac.
Step-rate modified loan - A term that we generally use to refer to our HAMP loans that have provisions for reduced interest rates that remain fixed for the first five years and then increase over a period of time to a market rate.
Stripped Giant PCs - Multiclass securities that are formed by resecuritizing previously issued PCs or Giant PCs and issuing principal-only and interest-only securities backed by the cash flows from the underlying collateral.
Subprime - Participants in the mortgage market may characterize single-family loans, based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Subprime generally refers to the credit risk classification of a loan. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Such characteristics might include, among other factors, a combination of high LTV ratios, low credit scores or originations using lower underwriting standards, such as limited or no documentation of a borrower’s income. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. Certain security collateral underlying our other securitization products has been identified as subprime based on information provided to Freddie Mac when the transactions were entered into. We also categorize our investments in non-agency mortgage-related securities as subprime if they were identified as such based on information provided to us when we entered into these transactions.
SVP - Senior Vice President
Swaption - An option contract to enter into an interest-rate swap. In exchange for an option premium, a

Freddie Mac 2015 Form 10-K	401

Glossary

buyer obtains the right but not the obligation to enter into a specified swap agreement with the issuer on a specified future date.
Target TDC - Target total direct compensation
TBA - To be announced
TCLFP - Temporary Credit and Liquidity Facility Program - A component of the HFA initiative in which we and Fannie Mae issued credit and liquidity guarantees to holders of variable-rate demand obligations issued by various state and local HFAs. Treasury is obligated to absorb losses under the program up to a certain level before we are exposed to any losses. The program was scheduled to expire on December 31, 2012. However, Treasury gave participants the option to extend their individual TCLFP facilities to December 31, 2015. No outstanding guarantees existed as of December 31, 2015.
TDR - Troubled debt restructuring - A restructuring of a debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider.
Thrift/401(k) Plan - The Federal Home Loan Mortgage Corporation Thrift/401(k) Savings Plan
Total other comprehensive income (loss) (or other comprehensive income (loss)) - Consists of the after-tax changes in the unrealized gains and losses on available-for-sale securities, the effective portion of derivatives accounted for as cash flow hedge relationships, and defined benefit plans.
Total mortgage portfolio - Includes loans and mortgage-related securities held on our consolidated balance sheets as well as our non-consolidated issued and guaranteed single-class and multiclass securities, and other mortgage-related guarantees issued to third parties.
Treasury - U.S. Department of the Treasury
UPB - Unpaid principal balance - Loan UPB amounts in this report have not been reduced by charge-offs recognized prior to the loan being subject to a foreclosure transfer, deed in lieu of foreclosure, or short sale transaction.
USDA - U.S. Department of Agriculture
VA - U.S. Department of Veterans Affairs
Variation margin - Payments we make to or receive from a derivatives clearinghouse based on the change in fair value of a derivative instrument. Variation margin is typically transferred within one business day.
VIE - Variable Interest Entity - A VIE is an entity that has a total equity investment at risk that is not sufficient to finance its activities without additional subordinated financial support provided by another party, or where the group of equity holders does not have: (i) the ability to make significant decisions about the entity’s activities; (ii) the obligation to absorb the entity’s expected losses; or (iii) the right to receive the entity’s expected residual returns.
Warrant - Refers to the warrant we issued to Treasury on September 7, 2008 pursuant to the Purchase Agreement. The warrant provides Treasury the ability to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of Freddie Mac common stock outstanding

Freddie Mac 2015 Form 10-K	402

Glossary

on a fully diluted basis on the date of exercise.
Workforce housing - Multifamily housing that is affordable to the majority of low to middle income households.
Workout, or loan workout - A workout is either a home retention action, which is either a loan modification, repayment plan, or forbearance agreement, or a foreclosure alternative, which is either a short sale or a deed in lieu of foreclosure.
XBRL - eXtensible Business Reporting Language
Yield curve - A graphical display of the relationship between yields and maturity dates for bonds of the same credit quality. The slope of the yield curve is an important factor in determining the level of net interest yield on a new mortgage asset, both initially and over time. For example, if a mortgage asset is purchased when the yield curve is inverted (i.e., short-term interest rates higher than long-term interest rates), our net interest yield on the asset will tend to be lower initially and then increase over time. Likewise, if a mortgage asset is purchased when the yield curve is steep (i.e., short-term interest rates lower than long-term interest rates), our net interest yield on the asset will tend to be higher initially and then decrease over time.

Freddie Mac 2015 Form 10-K	403

Index

FORM 10-K INDEX

Item Number		Page(s)
PART I
Item 1.	Business	1, 5-8, 30-41, 52-57, 67-72, 81-83, 157-169
Item 1A.	Risk Factors	176-199
Item 1B.	Unresolved Staff Comments	Not Applicable
Item 2.	Properties	7
Item 3.	Legal Proceedings	200
Item 4.	Mine Safety Disclosures	Not Applicable
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	201-203
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-4, 8, 9, 11-29, 42-53, 58-68, 73-140, 148-156, 170-175
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	141-147
Item 8.	Financial Statements and Supplementary Data	204-330
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable
Item 9A.	Controls and Procedures	205, 206, 331-334
Item 9B.	Other Information	335, 360
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	84-88, 335-355, 381
Item 11.	Executive Compensation	350-352, 356-379
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	380-382
Item 13.	Certain Relationships and Related Transactions, and Director Independence	345-347, 383-385
Item 14.	Principal Accounting Fees and Services	386-387
PART IV
Item 15.	Exhibits and Financial Statement Schedules	388
Signatures		389-391

Freddie Mac 2015 Form 10-K	404

Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description*
3.1
Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended through July 21, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010)

3.2
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 13, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on July 15, 2015)

4.1
Eighth Amended and Restated Certificate of Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Voting Common Stock (no par value per share) dated September 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

4.2
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated April 23, 1996 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.3
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 27, 1997 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.4
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.5
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 23, 1998 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.6
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 29, 1998 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.7
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.3% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 28, 1998 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.8
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 19, 1999 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.9
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.79% Non-Cumulative Preferred Stock (par value $1.00 per share), dated July 21, 1999 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

Freddie Mac 2015 Form 10-K	E-1

Exhibit Index

Exhibit No.	Description*
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

Freddie Mac 2015 Form 10-K	E-2

Exhibit Index

Exhibit No.	Description*
4.21
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.57% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated January 16, 2007 (incorporated by reference to Exhibit 4.21 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.22
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.66% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated April 16, 2007 (incorporated by reference to Exhibit 4.22 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.23
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.02% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 24, 2007 (incorporated by reference to Exhibit 4.23 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.24
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.55% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated September 28, 2007 (incorporated by reference to Exhibit 4.24 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.25
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated December 4, 2007 (incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.26
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 27, 2012 (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 28, 2013)

4.27
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 19, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, as filed on May 5, 2015)

10.1
Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (as amended and restated as of June 6, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.3
Second Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 7, 2009)†

10.4
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after January 1, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.5
Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan (as amended and restated June 8, 2007) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.6
Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

Freddie Mac 2015 Form 10-K	E-3

Exhibit Index

Exhibit No.	Description*
10.7
First Amendment to the Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed on March 11, 2009)†

10.8
Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.9
First Amendment to the Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.10
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.11
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed on February 24, 2010)†

10.12
Second Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 28, 2011)†

10.13
Third Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, as filed on November 6, 2012)†

10.14
Fourth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed on August 7, 2013)†

10.15
Fifth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 25, 2013) †

10.16
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II (effective January 1, 2014)(incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed on February 19, 2015) †

10.17
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II (effective January 1, 2014) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as filed on August 4, 2015) †

10.18	Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

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

10.21	Third Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan†

Freddie Mac 2015 Form 10-K	E-4

Exhibit Index

Exhibit No.	Description*
10.22	2013 Executive Management Compensation Program Recapture and Forfeiture Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on June 12, 2013) †

10.23
2015 Executive Management Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as filed on August 4, 2015) †

10.24	Memorandum Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 10, 2012)†

10.25
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

10.27
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

10.29
Restrictive Covenant and Confidentiality Agreement, dated July 6, 2012, between Freddie Mac and William H. McDavid (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on July 9, 2012)†

10.30
Memorandum Agreement, dated April 7, 2013, between Freddie Mac and David B. Lowman (incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, as filed on February 27, 2014)†

10.31
Restrictive Covenant and Confidentiality Agreement, dated April 9, 2013, between Freddie Mac and David B. Lowman (incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, as filed on February 27, 2014)†

10.32	Memorandum Agreement, dated June 24, 2013, between Freddie Mac and Michael Hutchins †

10.33	Restrictive Covenant and Confidentiality Agreement, dated June 25, 2013, between Freddie Mac and Michael Hutchins †

10.34	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†

10.35
PC Master Trust Agreement dated April 23, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, as filed on May 5, 2015)

10.36
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers (for agreements with officers entered into prior to August 2011) and outside Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†

Freddie Mac 2015 Form 10-K	E-5

Exhibit Index

Exhibit No.	Description*
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

10.39
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

10.40
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

10.41
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

10.42	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

10.43
Memorandum of Understanding Among the Department of Treasury, the Federal Housing Finance Agency, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, dated October 19, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 23, 2009)

10.44
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

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Freddie Mac 2015 Form 10-K	E-6

Exhibit Index

Exhibit No.	Description*
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

†	This exhibit is a management contract or compensatory plan or arrangement.

Freddie Mac 2015 Form 10-K	E-7