Form 10-Q
period 2016-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2016-05-03
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 20, 2016, there were 650,046,828 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac Form 10-Q	i

Management's Discussion and Analysis	Executive Summary

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the “Forward-Looking Statements” and “Risk Factors” sections of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015, or 2015 Annual Report, and the “Business” section of our 2015 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “Glossary” of our 2015 Annual Report.
You should read the following MD&A in conjunction with our 2015 Annual Report and our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2016 included in “Financial Statements.”
EXECUTIVE SUMMARY
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
We support the U.S. housing market and the overall economy by enabling America’s families to access mortgage loan funding with better terms and by providing consistent liquidity to the multifamily mortgage market, which we do primarily by providing financing for workforce housing. We have helped many distressed borrowers keep their homes or avoid foreclosure. We are working with FHFA, our customers and the industry to build a better housing finance system for the nation.
CONSOLIDATED FINANCIAL RESULTS
Comprehensive income (loss) was $(200) million during the three months ended March 31, 2016 compared to $746 million during the three months ended March 31, 2015. The decline in comprehensive income (loss) was primarily driven by two market-related items, including an estimated:

•	$(0.9) billion resulting from a larger decline in interest rates; and

•	$(0.6) billion resulting from widening spreads.
Our total equity was $1.0 billion at March 31, 2016. Because our net worth was positive we are not requesting a draw from Treasury under the Purchase Agreement for the first quarter of 2016. Through March 31, 2016, our cumulative senior preferred stock dividend payments totaled $98.2 billion. Under the

Freddie Mac Form 10-Q	1

Management's Discussion and Analysis	Executive Summary

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
VARIABILITY OF EARNINGS
Our financial results are subject to significant earnings variability from period to period. This variability is primarily driven by:

•
Interest-Rate Volatility — We hold assets and liabilities that expose us to interest-rate risk. Through our use of derivatives, we manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. However, the way we account for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value), including derivatives, creates volatility in our GAAP earnings when interest rates fluctuate. Based upon the composition of our financial assets and liabilities, including derivatives, at March 31, 2016, we generally recognize fair value losses in earnings when interest rates decline. This volatility generally is not indicative of the underlying economics of our business. For information about the sensitivity of our financial results to interest-rate volatility, see "Risk Management - Interest-Rate Risk and Other Market Risks."

•
Spread Volatility — Spread volatility (i.e., credit spreads, liquidity spreads, risk premiums, etc.), or OAS, is the risk associated with changes in the excess of interest rates over benchmark rates. We hold assets and liabilities that expose us to spread volatility, which may contribute to significant earnings volatility. For financial assets and liabilities measured at fair value, we generally recognize fair value losses when spreads widen.

The variability of earnings and the declining capital reserve required under the terms of the Purchase Agreement (ultimately reaching zero in 2018) increase the risk of our having a negative net worth and being required to draw from Treasury. We currently face a risk of a draw for a variety of reasons, including if we were to experience a large decrease in interest rates coupled with a large widening of spreads. We continue to assess certain transactions and activities that may reduce or limit our exposure to this variability.
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

Freddie Mac Form 10-Q	2

Management's Discussion and Analysis	Executive Summary

Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct our normal business activities.

Freddie Mac Form 10-Q	3

Management's Discussion and Analysis	Key Economic Indicators | Single-family Home Prices

KEY ECONOMIC INDICATORS
The following graphs and related discussion present certain macroeconomic indicators that can significantly affect our business and financial results.
SINGLE-FAMILY HOME PRICES
NATIONAL HOME PRICES

(December 2000 = 100)

COMMENTARY

•
Home prices continued to appreciate during the three months ended March 31, 2016, increasing 1.5%, compared to an increase of 1.6% during the three months ended March 31, 2015, based on our own non-seasonally adjusted price index of single-family homes funded by loans owned or guaranteed by us or Fannie Mae.

•	National home prices at March 31, 2016 were approximately 5% below their peak level of 167 reached in June 2006, based on our index.

Freddie Mac Form 10-Q	4

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

INTEREST RATES
KEY MARKET INTEREST RATES

COMMENTARY

•
Mortgage interest rates, as indicated by the 30-year PMMS rate, decreased during the three months ended March 31, 2016. We expect mortgage interest rates to remain low in 2016, but to begin slowly trending up in the second half of the year.

•	The average 30-year PMMS rate was 3.74% during the first quarter of 2016, compared to 3.72% during the first quarter of 2015.

•
Longer-term interest rates, as indicated by the 10-year LIBOR and the 10-year Treasury rate, declined sharply during the three months ended March 31, 2016. The decline in longer-term interest rates coincided with worldwide economic growth forecast downgrades from the International Monetary Fund, increased financial market volatility, investors' flight-to-safety of longer-term U.S. Treasuries, and market expectations that the Federal Reserve would raise its short-term interest rate less rapidly than previously anticipated.

Freddie Mac Form 10-Q	5

Management's Discussion and Analysis	Key Economic Indicators | Unemployment Rate

UNEMPLOYMENT RATE
UNEMPLOYMENT RATE AND JOB CREATION

Source: U.S. Bureau of Labor Statistics

COMMENTARY

•	An average of approximately 209,000 monthly net new jobs were added to the economy during the first quarter of 2016. The steady flow of jobs has helped to stabilize the unemployment rate at 5%.

Freddie Mac Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our condensed consolidated financial statements and accompanying notes.
COMPARISON
The table below compares our consolidated results of operations for the three months ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31,		Change
(dollars in millions)	2016	2015	$	%
Net interest income	$3,405	$3,647	$(242)	(7)%
Benefit (provision) for credit losses	467	499	(32)	(6)%
Net interest income after benefit (provision) for credit losses	3,872	4,146	(274)	(7)%
Non-interest income (loss):
Gains (losses) on extinguishment of debt	(55)	(79)	24	(30)%
Derivative gains (losses)	(4,561)	(2,403)	(2,158)	90%
Net impairment of available-for-sale securities recognized in earnings	(57)	(93)	36	(39)%
Other gains (losses) on investment securities recognized in earnings	303	417	(114)	(27)%
Other income (loss)	947	11	936	8,509%
Total non-interest income (loss)	(3,423)	(2,147)	(1,276)	59%
Non-interest expense:
Administrative expense	(448)	(451)	3	(1)%
REO operations (expense) income	(84)	(75)	(9)	12%
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(272)	(222)	(50)	23%
Other (expense) income	(153)	(463)	310	(67)%
Total non-interest expense	(957)	(1,211)	254	(21)%
(Loss) income before income tax benefit (expense)	(508)	788	(1,296)	(164)%
Income tax benefit (expense)	154	(264)	418	(158)%
Net (loss) income	(354)	524	(878)	(168)%
Total other comprehensive income (loss), net of taxes and reclassification adjustments	154	222	(68)	(31)%
Comprehensive (loss) income	$(200)	$746	$(946)	(127)%
Key Drivers:
See "Net Interest Income," "Benefit (Provision) for Credit Losses," "Derivative Gains (Losses)," and "Other Comprehensive Income (Loss)" for a discussion of those items. Key drivers for other line items during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 include:

•
Other gains (losses) on investment securities recognized in earnings decreased due to a decline in sales of available-for-sale non-agency mortgage-related securities in an unrealized gain position. This decrease in sales was attributable to increased market volatility and weaker investor demand for this product type.

•	Other income (loss) increased due to the following:

◦	Reduced lower-of-cost-or-fair-value adjustments as we transferred fewer seriously delinquent

Freddie Mac Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

single-family loans from held-for-investment to held-for-sale;

◦
Minimal gains on STACR debt notes carried at fair value as a result of relatively unchanged spreads between STACR yields and LIBOR during the three months ended March 31, 2016 compared to losses as a result of tightened spreads during the three months ended March 31, 2015; and

◦
Increased gains on multifamily mortgage loans for which we have elected the fair value option driven by a larger decline in interest rates in the current period versus during the first quarter of 2015.

•
Other expense decreased primarily driven by fewer reclassifications of seriously delinquent single-family loans from held-for-investment to held-for-sale. See "Loan Reclassifications" below for the effect of these loan reclassifications on pre-tax net income.

•	Income tax benefit reflects a pre-tax net loss and income tax expense reflects pre-tax net income in the respective periods.
The three items discussed below affected multiple line items on our consolidated results of operations.
LOAN RECLASSIFICATIONS
During the three months ended March 31, 2016 and March 31, 2015, we reclassified $0.4 billion and $3.6 billion, respectively, in UPB of seriously delinquent single-family mortgage loans from held-for-investment to held-for-sale. The initial reclassifications of these loans affected several line items on our consolidated results of operations, as shown in the table below.

	Three Months Ended March 31,
(in millions)	2016	2015
Benefit for credit losses	$64	$692
Other income (loss) - lower-of-cost-or-fair-value adjustment	(67)	(581)
Other (expense) income - property taxes and insurance associated with these loans	(31)	(349)
Effect on income before income tax (expense) benefit	$(34)	$(238)
INTEREST-RATE RISK MANAGEMENT ACTIVITIES
We fund our business activities primarily through the issuance of unsecured other debt. The type of debt we issue is based on a variety of factors including market conditions and our liquidity requirements.
We currently favor a mix of shorter- and medium-term debt and derivatives to fund our business and manage interest-rate risk. This funding mix is a less expensive method than relying more extensively on long-term debt, and it provides greater flexibility and opportunity to match the duration of our assets and liabilities in the future as we reduce the mortgage-related investments portfolio in accordance with the requirements of the Purchase Agreement and FHFA.
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

Freddie Mac Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

	Three Months Ended March 31,
(in billions)	2016	2015
Components of derivative gains (losses)
Derivative gains (losses)	$(4.6)	$(2.4)
Less: Accrual of periodic cash settlements	(0.5)	(0.6)
Derivative fair value changes	$(4.1)	$(1.8)
Estimated Net Interest Rate Effect
Interest rate effect on derivative fair values	$(4.0)	$(1.7)
Estimate of offsetting interest rate effect related to financial instruments measured at fair value	1.9	0.9
Income tax benefit (expense)	0.7	0.3
Estimated Net Interest Rate Effect on Comprehensive income	$(1.4)	$(0.5)
As this table demonstrates, the estimated net effect of derivatives used in our interest-rate risk management activities on our comprehensive income is volatile, and can be significant. For information about the sensitivity of our financial results to interest-rate volatility, see "Risk Management - Interest-Rate Risk and Other Market Risks."
CHANGES IN SPREADS
Comprehensive income was affected by changes in spreads by an estimated $(0.6) billion and $0.0 billion (after-tax) during the three months ended March 31, 2016 and March 31, 2015, respectively. In the current period, the negative effect was primarily due to spread widening on our non-agency mortgage-related investments measured at fair value. During the three months ended March 31, 2015, there were minimal changes to comprehensive income due to spread tightening on our STACR debt notes that was largely offset by spreads tightening on our mortgage-related investments.

Freddie Mac Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

NET INTEREST INCOME
NET INTEREST YIELD ANALYSIS

The table below presents an analysis of interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2016			2015
(dollars in millions)	Average Balance(1)	Interest Income (Expense)	Average Rate	Average Balance(1)	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$11,726	$7	0.25%	$15,353	$3	0.07%
Securities purchased under agreements to resell	57,921	50	0.34	47,430	8	0.07
Mortgage-related securities:
Mortgage-related securities	201,604	1,916	3.80	244,662	2,366	3.87
Extinguishment of PCs held by Freddie Mac	(105,097)	(960)	(3.65)	(111,988)	(1,034)	(3.69)
Total mortgage-related securities, net	96,507	956	3.96	132,674	1,332	4.02
Non-mortgage-related securities	14,261	13	0.36	9,419	3	0.12
Loans held by consolidated trusts(1)	1,630,646	14,261	3.50	1,563,272	13,879	3.55
Loans held by Freddie Mac(1)	145,531	1,557	4.28	165,168	1,575	3.81
Total interest-earning assets	$1,956,592	$16,844	3.45	$1,933,316	$16,800	3.47
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,653,105	$(12,751)	(3.09)	$1,583,630	$(12,521)	(3.16)
Extinguishment of PCs held by Freddie Mac	(105,097)	960	3.65	(111,988)	1,034	3.69
Total debt securities of consolidated trusts held by third parties	1,548,008	(11,791)	(3.05)	1,471,642	(11,487)	(3.12)
Other debt:
Short-term debt	100,871	(93)	(0.37)	121,728	(38)	(0.12)
Long-term debt	300,221	(1,504)	(2.00)	324,655	(1,563)	(1.93)
Total other debt	401,092	(1,597)	(1.59)	446,383	(1,601)	(1.43)
Total interest-bearing liabilities	1,949,100	(13,388)	(2.75)	1,918,025	(13,088)	(2.73)
Expense related to derivatives	—	(51)	(0.01)	—	(65)	(0.01)
Impact of net non-interest-bearing funding	7,492	—	0.01	15,291	—	0.02
Total funding of interest-earning assets	$1,956,592	$(13,439)	(2.75)	$1,933,316	$(13,153)	(2.72)
Net interest income/yield		$3,405	0.70		$3,647	0.75

(1)
Loan fees, primarily consisting of amortization of delivery fees, included in interest income were $485 million and $506 million for loans held by consolidated trusts and were $81 million and $66 million for loans held by Freddie Mac during the three months ended March 31, 2016 and March 31, 2015, respectively.

Freddie Mac Form 10-Q	10

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

COMPONENTS OF NET INTEREST INCOME

The table below presents the components of net interest income.

	Three Months Ended March 31,		Change
(dollars in millions)	2016	2015	$	%
Contractual net interest income:
Management and guarantee fee income	$710	$608	$102	17%
Management and guarantee fee income related to the Temporary Payroll Tax Cut Continuation Act of 2011	267	217	50	23%
Other contractual net interest income	1,840	2,222	(382)	(17)%
Total contractual net interest income	2,817	3,047	(230)	(8)%
Net amortization - loans and debt securities of consolidated trusts	533	533	—	—%
Net amortization - other assets and debt	106	132	(26)	(20)%
Expense related to derivatives	(51)	(65)	14	(22)%
Net interest income	$3,405	$3,647	$(242)	(7)%

Key Drivers:
During the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

•	Management and guarantee fee income (contractual) increased, as the rates and volume of our single-family credit guarantee business continued to increase.

•
Other contractual net interest income decreased, as we continued to reduce the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA.

Freddie Mac Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations | Provision for Credit Losses

BENEFIT (PROVISION) FOR CREDIT LOSSES
The benefit (provision) for credit losses predominantly relates to single-family loans and includes components for both collectively and individually impaired loans.
The table below presents the components of our benefit (provision) for credit losses.

	Three Months Ended March 31,		Change
(dollars in billions)	2016	2015	$	%
Provision for newly impaired loans	$(0.2)	$(0.2)	$—	—%
Amortization of interest rate concessions	0.3	0.3	—	—%
Reclassifications of held-for-investment loans to held-for-sale loans	0.1	0.7	(0.6)	(86)%
Other, including changes in estimated default probability and loss severity	0.3	(0.3)	0.6	(200)%
Benefit (provision) for credit losses	$0.5	$0.5	$—	—%
Key Drivers:
Benefit for credit losses remained unchanged during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, but there were changes in its components primarily due to:

•
Reclassification of fewer seriously delinquent single-family loans from held-for-investment to held-for-sale. During the three months ended March 31, 2016, $0.4 billion in UPB of seriously delinquent single-family loans were reclassified to held-for-sale, compared to $3.6 billion during the three months ended March 31, 2015. See "Loan Reclassifications" for the effect of these loan reclassifications on pre-tax net income; and

•	Improvement in estimated probability of default and loss severity for single-family loans.

Freddie Mac Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations | Derivative Gains (Losses)

DERIVATIVE GAINS (LOSSES)
While our sensitivity to interest rates on an economic basis remains low based on our models, our exposure to earnings volatility resulting from our use of derivatives has increased in recent years as we have changed our derivative portfolio to align with the changing duration of our hedged assets and liabilities. We believe the impact of derivatives on our GAAP financial results should be considered in the context of our overall interest-rate risk profile, including our PMVS and duration gap results. For more information about our interest-rate risk management activities and the sensitivity of reported earnings to those activities, see “Risk Management - Interest-Rate Risk and Other Market Risks.”
The table below presents the components of derivative gains (losses).

	Three Months Ended March 31,		Change
(dollars in millions)	2016	2015	$	%
Fair value changes:
Change in interest-rate swaps	$(5,690)	$(2,661)	$(3,029)	114%
Change in option-based derivatives	1,935	1,016	919	90%
Accrual of periodic cash settlements	(490)	(571)	81	(14)%
Other	(316)	(187)	(129)	69%
Derivative gains (losses)	$(4,561)	$(2,403)	$(2,158)	90%
Key Drivers:

•
We recognized derivative fair value losses during the three months ended March 31, 2016 and March 31, 2015, primarily due to declines in the 10-year par swap rate of 54 basis points and 26 basis points, respectively, in each period. See "Our Business Segments - Investments - Market Conditions" for more information about par swap rates.

Freddie Mac Form 10-Q	13

Management's Discussion and Analysis	Consolidated Results of Operations | Other Comprehensive Income

OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the attribution of the other comprehensive income (loss) reported in our condensed consolidated statements of comprehensive income.

	Three Months Ended March 31,		Change
(in millions)	2016	2015	$	%
Other comprehensive income, excluding accretion and reclassifications	$221	$463	$(242)	(52)%
Accretion due to significant increases in expected cash flows on previously-impaired available-for-sale securities	(90)	(126)	36	(29)%
Reclassifications from AOCI	23	(115)	138	(120)%
Total other comprehensive income (loss)	$154	$222	$(68)	(31)%
Key Drivers:
Other comprehensive income declined during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to:

•	Losses resulting from spread widening for our non-agency mortgage-related securities, partially offset by gains resulting from a larger decline in longer-term interest rates; and

•
Reclassification of net unrealized losses from AOCI to earnings during 2016 due to fewer sales and lower pricing of our non-agency mortgage-related securities. The declines in both sales and pricing were attributable to increased market volatility and weaker demand for this product type. We reclassified net unrealized gains during 2015 due to greater sales and higher pricing, as a result of declining longer-term interest rates and stabilized collateral performance.

Freddie Mac Form 10-Q	14

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.

			Change
(dollars in millions)	March 31, 2016	December 31, 2015	$	%
Assets:
Cash and cash equivalents	$6,158	$5,595	$563	10%
Restricted cash and cash equivalents	16,671	14,533	2,138	15%
Securities purchased under agreements to resell	40,098	63,644	(23,546)	(37)%
Subtotal	62,927	83,772	(20,845)	(25)%
Investments in securities	107,595	114,215	(6,620)	(6)%
Mortgage loans, net	1,762,633	1,754,193	8,440	—%
Accrued interest receivable	6,091	6,074	17	—%
Derivative assets, net	814	395	419	106%
Real estate owned, net	1,571	1,725	(154)	(9)%
Deferred tax assets, net	18,123	18,205	(82)	—%
Other assets	9,346	7,313	2,033	28%
Total assets	$1,969,100	$1,985,892	$(16,792)	(1)%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,047	$6,183	$(136)	(2)%
Debt, net	1,955,618	1,970,269	(14,651)	(1)%
Derivative liabilities, net	1,632	1,254	378	30%
Other liabilities	4,803	5,246	(443)	(8)%
Total liabilities	1,968,100	1,982,952	(14,852)	(1)%
Total equity	1,000	2,940	(1,940)	(66)%
Total liabilities and equity	$1,969,100	$1,985,892	$(16,792)	(1)%
Key Drivers:
As of March 31, 2016 compared to December 31, 2015:

•
Cash and cash equivalents, restricted cash and cash equivalents, and securities purchased under agreements to resell affect one another, so the changes in the balances should be viewed together. The combined balance declined due to reduced near-term cash needs.

•
Investments in securities declined as we continue to reduce our less liquid mortgage-related securities pursuant to the limits on the size of our portfolio, and we reduced our non-mortgage-related investments portfolio due to a decrease in our near-term cash needs.

•	Real estate owned, net continued to decline as we continued to sell our existing inventory and the pace of new REO acquisitions slowed as our population of seriously delinquent loans declined.

•
Other assets increased as receivables from servicers increased driven by borrower prepayment activity. Additionally, our current income tax receivable also contributed to the increase, as our net loss during the three months ended March 31, 2016 reduced our estimated tax liability.

•
Debt, net decreased as we continued to reduce other debt along with the decline in our mortgage-related investments portfolio. This decrease was partially offset by an increase in debt securities of consolidated trusts held by third parties.

Freddie Mac Form 10-Q	15

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

•	Total equity decreased primarily as a result of a comprehensive loss during the three months ended March 31, 2016 compared to comprehensive income during the three months ended December 31, 2015.

Freddie Mac Form 10-Q	16

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

OUR BUSINESS SEGMENTS
We have three reportable segments, which are based on the way we manage our business. Certain activities that are not part of a reportable segment are included in the All Other category.

•	Single-family Guarantee - reflects results from our purchase, securitization, and guarantee of single-family loans and the management of single-family mortgage credit risk.

•	Multifamily - reflects results from our purchase, investment, securitization, and guarantee activities in multifamily loans and securities, and the management of multifamily mortgage credit risk.

•
Investments - reflects results from managing the company’s mortgage-related investments portfolio (excluding Multifamily investments and single-family seriously delinquent loans), treasury function, and interest-rate risk.

•	All Other - consists of material corporate-level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments.
SEGMENT EARNINGS
During the three months ended March 31, 2016, we changed how we calculate certain components of our Segment Earnings for our Single-family Guarantee and Investments segments. Prior period results have been revised to conform to the current period presentation. For more information on these changes, see Note 11.
SEGMENT COMPREHENSIVE INCOME

The table below shows our comprehensive income by segment, including the All Other category.

Freddie Mac Form 10-Q	17

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

SINGLE-FAMILY GUARANTEE
MARKET CONDITIONS

The following graphs and related discussion present certain market indicators that can significantly affect the business and financial results of our Single-family Guarantee segment.

U.S. Single-Family Originations
Source: Inside Mortgage Finance dated April 28, 2016.

Single-Family Serious Delinquency Rates
Source: National Delinquency Survey from the Mortgage Bankers Association. The rates are as of December 31, 2015 (latest available information).

Commentary

•	Single-family loan origination volumes in the U.S. decreased during the first quarter of 2016 compared to the first quarter of 2015, driven by a decrease in refinancing activity.

•	Single-family serious delinquency (SDQ) rates in the U.S. continued to decline due to macroeconomic factors, such as a stable labor market and continued home price appreciation.

Freddie Mac Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

BUSINESS RESULTS

The following tables, graphs and related discussion present the business results of our Single-family Guarantee segment.
New Business Activity

Single-Family Loan Purchases and Guarantees

Percentage of Single-Family Loan Purchases and Guarantees by Loan Purpose

Commentary

•
Our loan purchase activity decreased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a decrease in refinance loan purchase volume. During the latter part of 2015, mortgage interest rates declined at a slower pace compared to the latter part of 2014. When mortgage interest rates decline, there can be a lag of up to three months between the time the borrower refinances and when we purchase the loan.

Freddie Mac Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio
Commentary

•
The Core single-family book grew to 68% of the single-family credit guarantee portfolio at March 31, 2016 compared to 66% at December 31, 2015. The Core single-family book consists of loans that were originated since 2008, excluding HARP and other relief refinance loans.

•	The HARP and other relief refinance book represented an additional 17% of the single-family credit guarantee portfolio at March 31, 2016 compared to 18% at December 31, 2015.

•	The Legacy single-family book declined to 15% of the single-family credit guarantee portfolio at March 31, 2016 compared to 16% at December 31, 2015.

•	We had 10.7 million loans in our single-family credit guarantee portfolio at both March 31, 2016 and December 31, 2015.

Freddie Mac Form 10-Q	20

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Management and Guarantee Fees

Average Portfolio Segment Earnings Management and Guarantee Fee Rate(1)

Average Management and Guarantee Fee Rate Charged on New Acquisitions(1)

(1) Excludes the legislated 10 basis point increase in management and guarantee fees.
Commentary

•
Average portfolio Segment Earnings management and guarantee fees remained relatively unchanged during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as higher contractual management and guarantee fee rates during the three months ended March 31, 2016 were offset by lower amortization of upfront fees driven by lower loan liquidations resulting from lower refinance volume.

•
The average management and guarantee fee rate charged on new acquisitions recognizes upfront delivery fee income over the estimated life of the related loans using our expectations of prepayments and other liquidations, whereas the average portfolio Segment Earnings management and guarantee fee rate recognizes these amounts for the entire portfolio over the contractual life of the related loans (usually 30 years) adjusted for actual prepayments.

Freddie Mac Form 10-Q	21

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Risk Transfer Activity

Since 2013, STACR debt note and ACIS transactions have been our principal methods of transferring a portion of the mortgage credit risk subsequent to loan acquisition in our Core single-family book. The following chart presents transactions that occurred during the three months ended March 31, 2016 by loss position and the party holding each loss position.
New STACR Debt Note and ACIS Transactions for the Three Months Ended March 31, 2016(1)

(In billions)
Senior	Freddie Mac $50.9				Reference Pool $53.7

Mezzanine	Freddie Mac $0.1	ACIS $0.7	STACR Debt Notes $1.4

First Loss	Freddie Mac $0.4		ACIS $0.1	STACR Debt Notes $0.1

(1)	The amounts represent the UPB upon issuance of STACR debt notes and execution of ACIS transactions.
Commentary

•
We continued to transfer a portion of credit risk to third-party investors, insurers, and selected sellers through credit risk transfer transactions. During the three months ended March 31, 2016, we transferred a portion of the credit risk associated with $53.8 billion in UPB of loans in our Core single-family book through STACR debt note, ACIS, and seller indemnification transactions.

•
The interest and premiums we pay on our issued STACR debt note and ACIS transactions effectively reduce the management and guarantee fee income we earn on the PCs within the respective reference pools. Our expected management and guarantee fee income on the PCs within the STACR and ACIS reference pools has been effectively reduced by approximately 32%, on average, for all transactions executed through March 31, 2016. The effective reduction to our overall management and guarantee fee income could change over time as we continue our credit risk transfer activities or if there are changes in the economic or regulatory environment that affect the cost of executing these transactions.

•
As of March 31, 2016, there has not been a significant number of loans in our STACR debt note reference pools that have experienced a credit event. As a result, we have only recognized minimal write-downs on our STACR debt notes and have begun to make minimal claims for reimbursement of losses under our ACIS transactions.

Freddie Mac Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Enhancements

The table below provides information on the credit enhanced loans in our single-family credit guarantee portfolio by book as of March 31, 2016. The table includes all types of single-family credit enhancements, including primary mortgage insurance. See Note 4 for additional information about our single-family credit enhancements.

	As of March 31, 2016
(dollars in millions)	Total Current UPB	Total Protected UPB(1)	Coverage Remaining(2)	Collateralized Coverage Remaining(3)	Percentage of Coverage Remaining Provided By Credit Risk Transfer Transactions(4)
Core single-family book	$1,153,452	$478,541	$73,005	$14,484	25%
HARP and other relief refinance book	296,000	32,921	9,009	—	—%
Legacy single-family book	256,667	34,353	10,554	—	—%
Total	$1,706,119	$545,815	$92,568	$14,484	19%

(1)	Represents the UPB covered by the credit enhancement.

(2)	Represents the amounts that are still available for us to recover under the credit enhancement.

(3)
Collateralized coverage includes cash received by Freddie Mac upon issuance of STACR debt notes and unguaranteed whole loan securities, as well as cash and securities pledged for our benefit. All collateralized coverage relates to credit risk transfer transactions in the Core single-family book.

(4)
Credit risk transfer transactions include STACR debt notes, ACIS insurance policies, seller indemnification agreements, and whole loan securities. The substantial majority of single-family loans covered by these transactions were acquired after 2012.

Commentary

•	The Core single-family book had credit protection on 41% of total current UPB as of March 31, 2016 compared to 39% as of December 31, 2015.

Freddie Mac Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Mortgage Loan Credit Risk

Certain combinations of loan attributes can indicate a higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores. The following table presents the combination of credit score and current LTV (CLTV) ratio attributes of loans in our single-family credit guarantee portfolio.

	March 31, 2016
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(credit score)	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Modified
Core single-family book:
< 620	0.2%	2.12%	—%	4.13%	—%	11.61%	0.2%	2.46%	2.9%
620 to 659	1.3	0.95%	0.2	1.34%	—	6.42%	1.5	1.02%	1.2%
≥ 660	57.1	0.14%	8.6	0.25%	0.1	1.99%	65.8	0.16%	0.2%
Not available	0.1	1.47%	—	3.54%	—	7.53%	0.1	3.00%	3.2%
Total	58.7%	0.17%	8.8%	0.31%	0.1%	3.36%	67.6%	0.19%	0.2%

Relief refinance book:
< 620	0.6%	1.59%	0.2%	3.00%	0.1%	4.43%	0.9%	2.25%	3.6%
620 to 659	0.8	1.00%	0.3	2.04%	0.2	3.33%	1.3	1.53%	2.1%
≥ 660	10.7	0.29%	3.2	0.99%	1.3	1.80%	15.2	0.53%	0.6%
Not available	—	1.35%	—	—%	—	1.85%	—	1.12%	1.1%
Total	12.1%	0.39%	3.7%	1.22%	1.6%	2.15%	17.4%	0.69%	0.9%

Legacy single-family book
< 620	0.8%	6.23%	0.3%	12.78%	0.2%	20.28%	1.3%	8.49%	31.5%
620 to 659	1.4	4.47%	0.5	10.29%	0.3	16.84%	2.2	6.35%	25.8%
≥ 660	8.2	1.92%	2.0	7.02%	1.1	12.00%	11.3	2.89%	12.1%
Not available	0.2	5.01%	—	17.04%	—	19.12%	0.2	5.76%	14.0%
Total	10.6%	2.63%	2.8%	8.31%	1.6%	14.18%	15.0%	3.86%	15.5%

Freddie Mac Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Alt-A and Subprime Loans

While we refer to certain loans as subprime or Alt-A for purposes of the discussion below and elsewhere in this Form 10-Q, there is no universally accepted definition of subprime or Alt-A, and the classification of such loans may differ from company to company. For example, some financial institutions may use credit scores to delineate certain residential loans as subprime. We do not rely on these loan classifications to evaluate the credit risk exposure relating to such loans in our single-family credit guarantee portfolio.
Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $1.4 billion and $1.5 billion of security collateral underlying our other securitization products at March 31, 2016 and December 31, 2015, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continued to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, part of our relief refinance initiative, or part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to March 31, 2016, we have purchased approximately $33.3 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio, including $0.4 billion in the first quarter of 2016.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.

	March 31, 2016				December 31, 2015
(dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$38.5	76%	23.9%	6.01%	$40.2	77%	23.1%	6.32%
The UPB of Alt-A loans in our single-family credit guarantee portfolio declined during the first quarter of 2016 primarily due to borrowers refinancing into other mortgage products, foreclosure transfers, and other liquidation events. Significant portions of the Alt-A loans in our portfolio are concentrated in Arizona, California, Florida, and Nevada.

Freddie Mac Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Loan Performance

Serious Delinquency Rates
Commentary

•
Serious delinquency rates continued to decline across our single-family credit guarantee portfolio during the three months ended March 31, 2016 due to the continued strong performance of loans in the Core single-family book, continued loss mitigation and foreclosure activities for loans in the Legacy single-family book, as well as sales of certain non-performing loans.

•	As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we sold seriously delinquent loans totaling $0.8 billion in UPB during the three months ended March 31, 2016.
The sale of seriously delinquent loans during the three months ended March 31, 2016 contributed to a decline in the seriously delinquent rate of the total single-family credit guarantee portfolio and the Legacy single-family book of approximately 0.03% and approximately 0.11%, respectively, as of March 31, 2016.

•	Delinquency rates declined to 1.17% and 0.36% for loans one month and two months past due, respectively, as of March 31, 2016 compared to 1.37% and 0.42%, respectively, as of December 31, 2015.

Freddie Mac Form 10-Q	26

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Performance

The table below contains certain credit performance metrics of our single-family credit guarantee portfolio.

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Charge-offs, gross	$569	$2,951
Recoveries	(128)	(174)
Charge-offs, net	441	2,777
REO operations expense (income)	84	75
Total credit losses	$525	$2,852

Total credit losses (in bps)	12.2	67.7
Ratio of total loan loss reserves (excluding reserves for TDR concessions) to net charge-offs for single-family loans(1)	2.7	2.2
Ratio of total loan loss reserves to net charge-offs for single-family loans	8.2	1.7

(1)	The ratio for the three months ended March 31, 2015 excludes charge-offs of $1.9 billion associated with our initial adoption of regulatory guidance on January 1, 2015.
The table below summarizes the carrying value for individually impaired single-family loans on our consolidated balance sheets for which we have recorded a specific reserve.

	March 31, 2016		March 31, 2015
(dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	512,253	$85,960	539,590	$94,401
New additions	12,470	1,701	16,650	2,356
Repayments and reclassifications to held-for-sale	(10,426)	(1,945)	(9,574)	(2,779)
Foreclosure transfers and foreclosure alternatives	(2,962)	(426)	(6,055)	(1,025)
TDRs, at March 31,	511,335	85,290	540,611	92,953
Loans impaired upon purchase	8,137	604	11,882	906
Total impaired loans with specific reserve	519,472	85,894	552,493	93,859
Allowance for loan losses		(13,315)		(16,357)
Net investment, at March 31,		$72,579		$77,502

Freddie Mac Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

The table below presents information about the UPB of single-family TDRs and non-accrual loans on our consolidated balance sheets.

(in millions)	March 31, 2016	December 31, 2015
TDRs on accrual status	$82,121	$82,026
Non-accrual loans	20,299	22,460
Total TDRs and non-accrual loans	$102,420	$104,486

Loan loss reserves associated with:
TDRs on accrual status	$11,432	$12,105
Non-accrual loans	2,596	2,677
Total	$14,028	$14,782

	Three Months Ended March 31,
(in millions)	2016	2015
Foregone interest income on TDRs and non-accrual loans(1)	$697	$871

(1)	Represents the amount of interest income that we would have recognized for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.
Commentary

•	As of March 31, 2016, 68% of the loan loss reserves for single-family mortgage loans related to interest rate concessions provided to borrowers as part of loan modifications.

•	Most of our modified single-family loans, including TDRs, were current and performing at March 31, 2016.

•
We expect our loan loss reserves associated with existing single-family TDRs to continue to decline over time as borrowers continue to make monthly payments under the modified terms and interest-rate concessions are amortized into earnings.

•	Charge-offs were lower during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to:

◦	Decreased REO acquisition and foreclosure alternative volumes; and

◦
Our initial adoption of an FHFA advisory bulletin on January 1, 2015 that changed when we deem a loan to be uncollectible, which increased charge-offs by $1.9 billion during the three months ended March 31, 2015.

•	See Note 4 for information on our single-family loan loss reserves.

Freddie Mac Form 10-Q	28

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

Loan Workout Activity
Commentary

•	Our loan workout activity has declined along with the decline in the number of delinquent loans in the single-family credit guarantee portfolio.

Freddie Mac Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

REO Activity

The table below presents a summary of our single-family REO activity.

	Three Months Ended March 31,
	2016		2015
(dollars in millions)	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	17,004	$1,774	25,768	$2,684
Additions	4,631	440	7,201	683
Dispositions	(6,226)	(603)	(10,231)	(983)
Ending balance — REO	15,409	1,611	22,738	2,384
Beginning balance, valuation allowance		(52)		(126)
Change in valuation allowance		8		36
Ending balance, valuation allowance		(44)		(90)
Ending balance — REO, net		$1,567		$2,294
Commentary

•
Our REO inventory declined during the three months ended March 31, 2016, primarily due to REO dispositions exceeding our acquisitions. REO acquisitions continue to decline due to fewer seriously delinquent loans and a large proportion of property sales to third parties at foreclosure.

Freddie Mac Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Single-family Guarantee segment.

	Three Months Ended March 31,		Change
(dollars in millions)	2016	2015	$	%
Net interest income (loss)	$(118)	$(137)	$19	(14)%
Management and guarantee fee income	1,285	1,257	28	2%
Benefit (provision) for credit losses	289	(380)	669	(176)%
Net interest income and management and guarantee income after benefit (provision) for credit losses	1,456	740	716	97%
Other non-interest income (loss)	187	(183)	370	(202)%
Non-interest expense:
Administrative expense	(295)	(300)	5	(2)%
REO operations expense	(84)	(75)	(9)	12%
Other non-interest expense	(100)	(92)	(8)	9%
Total non-interest expense	(479)	(467)	(12)	3%
Segment Earnings before income tax (expense) benefit	1,164	90	1,074	1,193%
Income tax (expense) benefit	(354)	(30)	(324)	1,080%
Segment Earnings, net of taxes	810	60	750	1,250%
Total other comprehensive income (loss), net of tax	1	(1)	2	(200)%
Total comprehensive income	$811	$59	$752	1,275%
Key Drivers:
During the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

•	Benefit for credit losses increased due to improvements in estimated loss severity and probability of default.

•	Other non-interest income increased primarily due to:

◦	Fewer seriously delinquent single-family loans reclassified from held-for-investment to held-for-sale; and

◦
Minimal gains on STACR debt notes carried at fair value as a result of relatively unchanged spreads between STACR yields and LIBOR during the three months ended March 31, 2016 compared to losses as a result of tightened spreads during the three months ended March 31, 2015.

Freddie Mac Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Multifamily

MULTIFAMILY
MARKET CONDITIONS

The following graphs and related discussion present certain market indicators that can significantly affect the business and financial results of our Multifamily segment.
K Certificate Benchmark Spread

Source: J.P. Morgan

Apartment Vacancy Rates and Change in Effective Rents
Source: REIS, Inc.

Commentary

•
The profitability of our K Certificate transactions (as measured by gains and losses on sales of mortgage loans) is affected by the change in K Certificate spreads during the period between our commitment to purchase a loan and execution of the K Certificate transaction.

•
Macroeconomic market conditions continued to create volatility in the K Certificate benchmark spread during the three months ended March 31, 2016. During January and February of 2016, spread widening had an adverse effect on K Certificate profitability. However, the K Certificate benchmark spread tightened sharply in March 2016 amid a broader rally in the corporate bond market, ending the first quarter at 80 basis points.

•
During the three months ended March 31, 2016, the rate of increase in effective rents continued to slow marginally and vacancy rates continued to increase slightly. Despite these changes, both market conditions remain strong relative to historic levels. We expect this moderation trend to continue for the remainder of the year, but do not expect it to significantly affect our financial results.

Freddie Mac Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Multifamily

BUSINESS RESULTS

The following tables, graphs and related discussion present the business results of our Multifamily segment.
New Business Activity and Multifamily Portfolio

New Business Activity
Note: Outstanding commitments includes loan purchase commitments for which we have elected the fair value option.

Multifamily Portfolio

Commentary

•
We have a goal under the 2016 Conservatorship Scorecard to maintain the dollar volume of multifamily new business activity at or below a production cap of $31 billion. For purposes of determining our performance under the goal, business activity associated with certain targeted loan types is excluded from this production cap. Reclassifications between new business activity subject to

Freddie Mac Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Multifamily

the production cap and new business activity not subject to the production cap will occur during 2016 as updated data becomes available.

•
Approximately two-thirds of our multifamily new business activity during the three months ended March 31, 2016 counted towards the 2016 Scorecard production cap, and the remaining one-third was not subject to the production cap.

•
Our multifamily portfolio grew during the three months ended March 31, 2016 due to an increase in the guarantee portfolio, which was primarily attributable to our securitization of loans in K Certificate transactions.

•
Our balance of multifamily held-for-sale loans was $23.6 billion at March 31, 2016. This balance is high relative to historic levels and exposes us to spread risk. However, we expect the balance to decline during the year as we continue to securitize loans into K Certificates and other securitization products.

•	Our multifamily delinquency rate at March 31, 2016 was 0.04%.

Freddie Mac Form 10-Q	34

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Risk Transfer Activity

New K Certificate Issuances

Average Management and Guarantee Fee Rate Charged on New K Certificates

Commentary

•
During the three months ended March 31, 2016, we executed nine K Certificate transactions that transferred credit risk associated with $9.8 billion in UPB of loans. Our K Certificate issuance volume increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 because of the record origination volume in the multifamily market during 2015. As the overall market grew, we increased our purchases, ending 2015 with a large portfolio of held-for-sale loans which are being securitized in 2016.

•	We also transferred credit risk associated with $1.0 billion of additional loans through other securitization products, such as small balance loan securitizations.

•
The average management and guarantee fee rate on newly issued K Certificates remained relatively unchanged during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Freddie Mac Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Multifamily

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Multifamily segment.

	Three Months Ended March 31,		Change
(dollars in millions)	2016	2015	$	%
Net interest income	$252	$242	$10	4%
Management and guarantee fee income	108	73	35	48%
Benefit for credit losses	5	3	2	67%
Net interest income and management and guarantee income after benefit (provision) for credit losses	365	318	47	15%
Gains (losses) on loans	497	353	144	41%
Derivative losses	(787)	(199)	(588)	295%
Other non-interest income	240	37	203	549%
Administrative expense	(80)	(70)	(10)	14%
Other non-interest expense	(24)	(11)	(13)	118%
Segment Earnings before income tax expense	211	428	(217)	(51)%
Income tax expense	(64)	(144)	80	(56)%
Segment Earnings, net of taxes	147	284	(137)	(48)%
Total other comprehensive income (loss), net of tax	3	(20)	23	(115)%
Total comprehensive income	$150	$264	$(114)	(43)%
Key Drivers:
During the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

•	Net interest income increased primarily due to higher average balances of unsecuritized held-for-sale mortgage loans.

•	Management and guarantee fee income increased primarily due to higher average multifamily guarantee portfolio balances as a result of ongoing issuances of K Certificates.

•
Gains (losses) on loans increased due to increased interest rate-related fair value gains, partially offset by increased spread-related fair value losses. Interest rate-related fair value gains (which are offset in derivative losses) increased due to larger declines in longer-term interest rates during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Spread-related fair value losses increased due to increased volatility in K Certificate spreads during the three months ended March 31, 2016 compared to spread-related fair value gains during the three months ended March 31, 2015 when K Certificate spreads were relatively unchanged.

•
Derivative losses increased due to a larger decline in longer-term interest rates. These losses are offset by fair value changes of the loans and investment securities being economically hedged, and as a result, there is no net impact on total comprehensive income for the Multifamily segment from fair value changes related to interest rate-related derivatives. The fair value changes of the economically hedged assets are included in gains (losses) on loans, other non-interest income and total other comprehensive income (loss).

•
Other non-interest income increased primarily due to gains recognized on certain held-for-sale loan purchase commitments for which we elected the fair value option beginning in 2016. In addition, we recognized higher guarantee obligation amortization income due to a larger portfolio of guaranteed K Certificates.

Freddie Mac Form 10-Q	36

Management's Discussion and Analysis	Our Business Segments | Multifamily

•
Total other comprehensive income (loss) remained relatively unchanged. While we recognized increased interest rate-related fair value gains due to a larger decline in longer-term interest rates (which are offset in derivatives losses), we also recognized increased spread-related fair value losses as a result of CMBS spread widening on our available-for-sale securities during the three months ended March 31, 2016 compared to spread tightening during the three months ended March 31, 2015.

Freddie Mac Form 10-Q	37

Management's Discussion and Analysis	Our Business Segments | Investments

INVESTMENTS
MARKET CONDITIONS

The graphs and related discussion present the par swap rate curves as of the end of each comparative period. As our derivatives and variable-rate debt are generally LIBOR-based, changes in par swap rates can significantly affect the business and financial results of our Investments segment.
Sources: ATLAS, BlackRock
Commentary

•
Longer-term interest rates (e.g., 2-year and 10-year rates) declined as of March 31, 2016 compared to December 31, 2015, and also declined as of March 31, 2015 compared to December 31, 2014. In each case, the decline reduced the fair value of our pay-fixed interest rate swaps and improved the fair values of our receive-fixed interest rate swaps, certain of our option contracts, and the vast majority of our investments in securities.

•
The decline in longer-term interest rates as of March 31, 2016 was larger than the decline in longer-term interest rates as of March 31, 2015, resulting in greater impacts to our financial results during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Freddie Mac Form 10-Q	38

Management's Discussion and Analysis	Our Business Segments | Investments

BUSINESS RESULTS

The following tables, graphs and related discussion present the business results of our Investments segment.
Investing Activity

The following graphs present the Investments segment's total investments portfolio and the composition of its mortgage investments portfolio by liquidity category.

Investments Portfolio

Mortgage Investments Portfolio

Commentary

•
We continue to reduce the size of our mortgage investments portfolio in order to comply with the mortgage-related investments portfolio limits. The balance of our mortgage investments portfolio declined 1.8% from December 31, 2015 to March 31, 2016.

•	The balance of our non-mortgage-related assets portfolio declined 22.6% from December 31, 2015 to March 31, 2016, due to reduced near-term cash needs.

•
The percentage of less liquid assets relative to our total mortgage investments portfolio declined from 38.8% at December 31, 2015 to 37.2% at March 31, 2016, primarily due to repayments and securitizations of our less liquid assets. We actively managed the size of our less liquid assets by selling $0.8 billion of non-agency mortgage-related securities and enhancing the liquidity of $3.5 billion of single-family reperforming loans and performing modified loans through securitization. We

Freddie Mac Form 10-Q	39

Management's Discussion and Analysis	Our Business Segments | Investments

retained the resulting Freddie Mac mortgage-related securities created through such securitizations in our mortgage investments portfolio.

•
The overall liquidity of our mortgage investments portfolio continues to improve as our new asset acquisitions have almost entirely consisted of purchases of more liquid assets, including agency mortgage-related securities and loans awaiting securitization into PCs.

Freddie Mac Form 10-Q	40

Management's Discussion and Analysis	Our Business Segments | Investments

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balance
Commentary

•
The average balance of the mortgage-related securities that we manage declined 16.0% during the three months ended March 31, 2016 compared to the same period in 2015, primarily due to repayments and the sale of certain non-agency mortgage-related securities.

•
The average balance of the single-family unsecuritized mortgage loans that we manage declined 10.0% during the three months ended March 31, 2016 compared to the same period in 2015, primarily due to the repayment and securitization of certain reperforming loans and performing modified loans, partially offset by an increase in our purchase of loans for our securitization pipeline.

•
The average balance of the non-mortgage-related assets that we manage will fluctuate period to period based on our liquidity needs, investment strategy, and investment returns. This portfolio reflects our investments for operating purposes as well as the restricted assets that we hold and invest on behalf of consolidated trusts and cash that has been pledged to us under various agreements.

•
Net interest yield declined 35 basis points during the three months ended March 31, 2016 compared to the same period in 2015, primarily due to an increase in our funding costs, coupled with a continued reduction in the balance of higher yielding mortgage-related assets in our mortgage investments portfolio due to repayments.

Freddie Mac Form 10-Q	41

Management's Discussion and Analysis	Our Business Segments | Investments

Funding Activity

We fund our business activities primarily through the issuance of unsecured other debt. The table below summarizes this activity.

	Three Months Ended March 31,
(Par value in millions)	2016	2015
Discount notes and Reference Bills:
Beginning balance	$104,088	$134,670
Issuances	105,653	61,610
Maturities	(134,082)	(79,891)
Ending balance	75,659	116,389

Callable debt:
Beginning balance	107,675	107,070
Issuances	28,930	25,085
Repurchases	—	—
Calls	(27,691)	(10,905)
Maturities	(250)	(1,557)
Ending balance	108,664	119,693

Non-callable debt:
Beginning balance	194,372	206,393
Issuances	8,438	14,088
Repurchases	—	—
Maturities	(8,891)	(13,369)
Ending balance	193,919	207,112
Total other debt	$378,242	$443,194
Commentary

•
The outstanding balance of our other debt declined during the three months ended March 31, 2016, compared to the same period in 2015, as we required less debt to fund our business operations, as the balance of our mortgage-related investments portfolio continues to decline.

•
During the three months ended March 31, 2016, we continued to utilize overnight discount notes as a more cost effective tool to manage our intra-day liquidity needs. This resulted in an increase in both issuances and pay-offs of our short-term other debt compared to the same period during 2015.

•
Issuances and calls of our longer-term callable debt increased during the three months ended March 31, 2016 compared to the same period in 2015, as we refinanced more of our outstanding callable debt due to the low interest rate environment and favorable spreads relative to our non-callable debt.

Freddie Mac Form 10-Q	42

Management's Discussion and Analysis	Our Business Segments | Investments

Debt Composition

The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.
Contractual Maturity Date as of March 31, 2016

Earliest Redemption Date as of March 31, 2016

Commentary

•
As our long-term debt spreads remained high during the three months ended March 31, 2016, we continue to rely on short-term and medium-term debt issuances for our overall funding needs. Our effective short-term debt percentage, which represents the percentage of our total other debt that is expected to mature within one year, has remained relatively flat at 41.7% as of March 31, 2016 as compared to 41.3% as of December 31, 2015.

•
Our short-term debt issuances provide us with overall lower funding costs relative to longer-term debt and greater flexibility as we reduce our mortgage-related investments portfolio. We saw improvement in our short-term debt spreads compared to the fourth quarter of 2015, primarily due to declining external competition for new short-term debt issuances.

Freddie Mac Form 10-Q	43

Management's Discussion and Analysis	Our Business Segments | Investments

•	As of March 31, 2016, $91 billion of the outstanding $109 billion of callable debt may be called within one year.

Freddie Mac Form 10-Q	44

Management's Discussion and Analysis	Our Business Segments | Investments

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Investments segment.

	Three Months Ended March 31,		Change
(dollars in millions)	2016	2015	$	%
Net interest income	$748	$1,155	$(407)	(35)%
Non-interest income:
Net impairment of available-for-sale securities recognized in earnings	81	118	(37)	(31)%
Derivative losses	(2,995)	(1,428)	(1,567)	110%
Gains on trading securities	169	45	124	276%
Other non-interest income	189	461	(272)	(59)%
Total non-interest income	(2,556)	(804)	(1,752)	218%
Non-interest expense:
Administrative expense	(73)	(81)	8	(10)%
Other non-interest (expense) income	(2)	—	(2)	—%
Total non-interest expense	(75)	(81)	6	(7)%
Segment Earnings before income tax expense	(1,883)	270	(2,153)	(797)%
Income tax expense	572	(90)	662	(736)%
Segment Earnings, net of taxes	(1,311)	180	(1,491)	(828)%
Total other comprehensive income (loss), net of tax	150	236	(86)	(36)%
Total comprehensive income	$(1,161)	$416	$(1,577)	(379)%
Key Drivers:
During the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

•	Net interest income decreased due to the continued reduction in the balance of our mortgage investments portfolio.

•	Derivative losses increased due to a larger decline in longer-term interest rates. See "Consolidated Results of Operations - Derivative Gains (Losses)" for additional information.

•	Gains on trading securities increased due to a larger decline in longer-term interest rates, partially offset by spread widening for our agency mortgage-related securities classified as trading.

•
Other non-interest income decreased due to a decline in sales of available-for-sale non-agency mortgage-related securities in an unrealized gain position. This decrease in sales was attributable to increased market volatility and weaker investor demand for this product type.

•
Other comprehensive income decreased due to spread widening for our non-agency mortgage-related securities and less spread tightening for our agency mortgage-related securities classified as available-for-sale, partially offset by gains resulting from a larger decline in longer-term interest rates. Other comprehensive income in both periods reflects the reversals of unrealized losses due to the accretion of other-than-temporary impairments in earnings and the reclassification of unrealized gains and losses related to available-for-sale securities that were sold during the respective periods.

Freddie Mac Form 10-Q	45

Management's Discussion and Analysis	Risk Management | Credit Risk

RISK MANAGEMENT
Risk is an inherent part of our business activities. We are exposed to four major types of risk: credit risk, interest-rate and other market risks, liquidity risk, and operational risk. For more discussion of these and other risks facing our business and our risk management framework, see "MD&A - Risk Management" in our 2015 Annual Report and "Risk Factors" and "Liquidity and Capital Resources" in this report and in our 2015 Annual Report. See below for updates since our 2015 Annual Report.
CREDIT RISK
INSTITUTIONAL CREDIT RISK

Mortgage Insurers

On December 31, 2015, Freddie Mac’s eligibility requirements for mortgage insurers, implemented at the direction of FHFA in conjunction with Fannie Mae, became effective for all Freddie Mac-approved mortgage insurers. These revised eligibility requirements include financial requirements determined using a risk-based framework, and were designed to promote the ability of mortgage insurers to fulfill their intended role of providing consistent liquidity throughout the mortgage cycle. As of March 1, 2016, our mortgage insurers had submitted 2015 audited financial information and certified their compliance with these new requirements as of their effective date. We confirmed our mortgage insurers' capital adequacy as part of our eligibility compliance reviews and will continue to assess this each quarter. While PMI Mortgage Insurance Co., Republic Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are subject to these new standards, we have not evaluated their compliance with the capital requirements, as they are in rehabilitation or under regulatory supervision and no longer issue new insurance.
On March 30, 2016, United Guaranty filed with the Securities and Exchange Commission an S-1 registration statement for the planned initial public offering of up to 19.9% of the equity in United Guaranty, to be offered by American International Group, Inc. Because United Guaranty is an approved mortgage insurer, we will evaluate the impact to United Guaranty's financial strength as part of approving the planned offering.
For more information about counterparty risk associated with mortgage insurers, see Note 12.

Freddie Mac Form 10-Q	46

Management's Discussion and Analysis	Risk Management | Interest-Rate Risk and Other Market Risks

INTEREST-RATE RISK AND OTHER MARKET RISKS
Our business segments have embedded exposure to interest-rate risk and other market risks. Interest-rate risk is consolidated and managed by the Investments segment, while spread risk is owned and managed by each individual business segment. Interest-rate risk and other market risks can adversely affect future cash flows, or economic value, as well as earnings and net worth.
The majority of our interest-rate risk comes from our investments in mortgage-related assets (securities and loans) and the debt we issue to fund them. Our primary goal in managing interest-rate risk is to reduce the amount of change in the value of our future cash flows due to future changes in interest rates. We use models to analyze possible future interest-rate scenarios, along with the cash flows of our assets and liabilities over those scenarios.
Our primary interest-rate risk measures are duration gap and Portfolio Market Value Sensitivity, or PMVS. PMVS measures are estimates of the amount of average potential pre-tax loss in the market value of our net assets due to parallel (PMVS-L) and non-parallel (PMVS-YC) changes in LIBOR. Our duration gap and PMVS estimates are determined using models that involve our judgment of interest-rate and prepayment assumptions. While we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements.
The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation during the three months ended March 31, 2016 and March 31, 2015. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear.

	PMVS-YC	PMVS-L
(in millions)	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve:
March 31, 2016	$10	$—	$—
December 31, 2015	$12	$50	$186

	Three Months Ended March 31,
	2016			2015
(duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	0.2	$8	$29	0.1	$28	$123
Minimum	(0.2)	$—	$—	(0.3)	$4	$61
Maximum	0.7	$31	$92	0.8	$47	$250
Standard deviation	0.2	$6	$26	0.2	$11	$38
The information presented in the table above and the two tables below does not fully reflect the potential effect of negative index values across all of our floating rate assets and liabilities. See “Risk Factors - Negative values for certain interest rate indices could have an adverse effect on our operational and interest-rate risk management processes” for additional information. Because we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, incorporating these potential effects into the company’s process for estimating interest-rate risk exposure could result in significant percentage changes in the disclosed duration gap and PMVS levels. However, we do not

Freddie Mac Form 10-Q	47

Management's Discussion and Analysis	Risk Management | Interest-Rate Risk and Other Market Risks

believe any such percentage change would represent an exposure to interest-rate risk that would be material to the company’s financial condition or results of operations. We are evaluating various steps we could take to mitigate this risk.
Derivatives enable us to reduce our interest-rate risk exposure. The table below shows that the PMVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.

	PMVS-L (50 bps)
(in millions)	Before Derivatives	After Derivatives	Effect of Derivatives
March 31, 2016	$3,040	$—	$(3,040)
December 31, 2015	$3,373	$50	$(3,323)
While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, the accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value), including derivatives, creates volatility in our earnings when interest rates fluctuate. Based upon the composition of our financial assets and liabilities, including derivatives, at March 31, 2016, we generally recognize fair value losses in earnings when interest rates decline. The table below presents the estimated adverse net effect on pre-tax earnings of certain immediate shifts in interest rates. These estimates are essentially the derivative gains (losses) attributable to financial instruments that are not measured at fair value that we would expect to experience as a result of the shifts in interest rates. The methodology used to calculate these figures is consistent with the methodology used to calculate our PMVS-YC and PMVS-L metrics above.

	GAAP FV-YC	GAAP FV-L
(in millions)	25 bps	50 bps	100 bps
March 31, 2016	$459	$1,484	$3,114
December 31, 2015	$635	$1,630	$3,573
The disclosure in our Monthly Volume Summary reports, which are available on our web site www.freddiemac.com, reflects the average of the daily PMVS-L, PMVS-YC, and duration gap estimates for a given reporting period (a month, a quarter, or a year).

Freddie Mac Form 10-Q	48

Management's Discussion and Analysis	Liquidity and Capital Resources

LIQUIDITY AND CAPITAL RESOURCES
OTHER DEBT ACTIVITIES
Debt securities that we issue are classified either as debt securities of consolidated trusts held by third parties or other debt. We issue other debt, as either short-term or long-term debt, to fund our operations. Competition for funding can vary with economic, financial market, and regulatory environments.
The table below summarizes the par value of other debt securities we issued or paid off during the three months ended March 31, 2016 and March 31, 2015, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases. We repurchase, call, or exchange our outstanding debt securities from time to time for a variety of reasons, including managing our funding composition and supporting the liquidity of our debt securities.

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Beginning balance	$418,021	$454,029
Issued during the period
Short-term:
Amount	$105,653	$61,610
Weighted-average effective interest rate	0.32%	0.10%
Long-term:
Amount	$38,840	$40,913
Weighted-average effective interest rate	1.42%	1.20%
Total issued:
Amount	$144,493	$102,523
Weighted-average effective interest rate	0.62%	0.54%
Paid off during the period:
Short-term:
Amount	$(134,082)	$(79,891)
Weighted-average effective interest rate	0.23%	0.09%
Long-term:
Amount	$(37,110)	$(25,924)
Weighted-average effective interest rate	1.88%	2.09%
Total paid off:
Amount	$(171,192)	$(105,815)
Weighted-average effective interest rate	0.59%	0.58%
Ending balance	$391,322	$450,737
Issuances and pay-offs of short-term debt increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as we continued to utilize overnight discount notes as a more cost effective tool to manage our intra-day liquidity needs. We began increasing our utilization of overnight discount notes in the second quarter of 2015. We continue to rely on short-term and medium-term other debt for our overall funding needs. Other debt outstanding declined as we continued to reduce our indebtedness along with the decline in our mortgage-related investments portfolio.

Freddie Mac Form 10-Q	49

Management's Discussion and Analysis	Liquidity and Capital Resources

DEBT SECURITIES OF CONSOLIDATED TRUSTS
The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.

	Three Months Ended March 31,
(in millions)	2016	2015
Beginning balance	$1,513,089	$1,440,325
New issuances	70,956	78,847
Newly-issued debt securities retained at issuance	(19,349)	(20,614)
Net new issuances to third parties	51,607	58,233
Additional issuances of securities	28,264	23,449
Total issuances	79,871	81,682
Extinguishments, net	(68,736)	(73,696)
Ending balance	$1,524,224	$1,448,311
LIQUIDITY AND CONTINGENCY OPERATING PORTFOLIO
Excluding amounts related to our consolidated VIEs and collateral held by us from OTC derivative counterparties, we held $42.1 billion and $70.0 billion in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities at March 31, 2016 and December 31, 2015, respectively. These investments are important to our cash flow, collateral management, and asset and liability management, and our ability to provide liquidity and stability to the mortgage market. At March 31, 2016, our non-mortgage-related securities consisted of U.S. Treasury securities that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintained non-interest-bearing deposits at the Federal Reserve Bank of New York, which are included in cash and cash equivalents on our consolidated balance sheets.
CASH FLOWS
We evaluate our cash flow performance by comparing the net cash flows from operating and investing activities to the net cash flows required to finance those activities. The following graphs present the results of these activities for the three months ended March 31, 2016 and March 31, 2015.

Operating Cash Flows Investing Cash Flows Financing Cash Flows
2015 2016 2015 2016 2015 2016

Freddie Mac Form 10-Q	50

Management's Discussion and Analysis	Liquidity and Capital Resources

Commentary

Cash used in operating activities increased $0.6 billion primarily due to the following:

•	Increase in net purchases of mortgage loans acquired as held-for-sale, primarily due to an increase in the purchase of multifamily loans; and

•	Decrease in net interest income.
Cash provided by investing activities increased $7.4 billion primarily due to the following:

•	Increase in net proceeds received from purchases and sales of trading securities, as we purchased fewer non-mortgage-related securities; and

•	Decrease in securities purchased under agreements to resell.
Cash used in financing activities increased $5.7 billion primarily due to the following:

•
Increase in net funds used to repay other debt, as the amount of other debt required to fund our mortgage-related investments portfolio has declined. This increase was partially offset by an increase in proceeds received from issuance of debt securities of consolidated trusts held by third parties as we issued more PCs for cash.

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
At March 31, 2016, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount at March 31, 2016 and the 2016 Capital Reserve Amount of $1.2 billion, we will not have a dividend obligation to Treasury in June 2016. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock. As a result of the net worth sweep dividend on the senior preferred stock, our future profits will effectively be distributed to Treasury, and we cannot retain capital from the earnings generated by our business operations (other than a limited amount that will decrease to zero in 2018) or return capital to stockholders other than Treasury.

Freddie Mac Form 10-Q	51

Management's Discussion and Analysis	Liquidity and Capital Resources

The table below presents activity related to our net worth during the last five quarters.

	Three Months Ended
(in millions)	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Beginning balance	$2,940	$1,299	$5,713	$2,546	$2,651
Comprehensive (loss) income	(200)	1,641	(501)	3,913	746
Capital draw from Treasury	—	—	—	—	—
Senior preferred stock dividends declared	(1,740)	—	(3,913)	(746)	(851)
Total equity / net worth	$1,000	$2,940	$1,299	$5,713	$2,546
Aggregate draws under Purchase Agreement	$71,336	$71,336	$71,336	$71,336	$71,336
Aggregate cash dividends paid to Treasury	$98,205	$96,465	$96,465	$92,552	$91,806

Freddie Mac Form 10-Q	52

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
REDUCING OUR MORTGAGE-RELATED INVESTMENTS PORTFOLIO OVER TIME
The table below presents the UPB of our mortgage-related investments portfolio for purposes of the portfolio limits imposed by the Purchase Agreement and by FHFA.

	March 31, 2016				December 31, 2015
(dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Investments segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$10,573	$—	$10,573	$—	$10,041	$—	$10,041
Reperforming loans and performing modified loans	—	—	63,540	63,540	—	—	67,036	67,036
Total single-family unsecuritized loans	—	10,573	63,540	74,113	—	10,041	67,036	77,077
Freddie Mac mortgage-related securities	137,316	—	5,342	142,658	135,869	—	6,076	141,945
Non-agency mortgage-related securities	—	—	25,959	25,959	—	—	27,754	27,754
Non-Freddie Mac agency mortgage-related securities	12,434	—	—	12,434	12,958	—	—	12,958
Total Investment segment - Mortgage investments portfolio	149,750	10,573	94,841	255,164	148,827	10,041	100,866	259,734
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	17,757	17,757	—	—	19,501	19,501
Multifamily segment - unsecuritized loans and mortgage-related securities	6,667	23,545	36,726	66,938	7,304	19,563	40,809	67,676
Total mortgage-related investments portfolio	$156,417	$34,118	$149,324	$339,859	$156,131	$29,604	$161,176	$346,911
Percentage of total mortgage-related investments portfolio	46%	10%	44%	100%	45%	9%	46%	100%
Mortgage-related investments portfolio cap at December 31, 2016 and December 31, 2015				$339,304				$399,181
90% of mortgage-related investments portfolio cap at December 31, 2016 and December 31, 2015(1)				$305,374				$359,263

(1)	Represents the amount that we manage to under our Retained Portfolio Plan, subject to certain exceptions.
The decline in our mortgage-related investments portfolio during the three months ended March 31, 2016 was primarily due to repayments, partially offset by net purchases of multifamily loans for our securitization pipeline and agency mortgage-related securities. We also actively managed the size of our less liquid assets through the following:

•
Sales of $1.6 billion of less liquid assets, including $0.8 billion in UPB of non-agency mortgage-related securities and $0.8 billion in UPB of seriously delinquent unsecuritized single-family loans; and

•
Securitizations of $3.5 billion of single-family reperforming loans and performing modified loans, thereby enhancing their liquidity. We retained the resulting Freddie Mac mortgage-related securities created through such securitizations in our mortgage-related investments portfolio.

Freddie Mac Form 10-Q	53

Management's Discussion and Analysis	Regulation and Supervision

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
AFFORDABLE HOUSING ALLOCATIONS
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and allocate or transfer such amount to certain housing funds. During the three months ended March 31, 2016, we completed $85.7 billion of new business purchases subject to these allocations and accrued $36 million of related expense. We expect to pay this amount (and any additional amounts accrued based on our new business purchases during the remainder of 2016) in February 2017. We are prohibited from passing through the costs of the affordable housing allocations to the originators of the loans that we purchase.
LEGISLATIVE AND REGULATORY DEVELOPMENTS
LEGISLATION RELATED TO FREDDIE MAC AND ITS FUTURE STATUS

Our future structure and role will be determined by the Administration and Congress, and it is possible, and perhaps likely, that there will be significant changes beyond the near-term.
On April 11, 2016, the “Risk Management and Homeowner Stability Act of 2016” was introduced in the House of Representatives. The bill is designed to prohibit the use of Freddie Mac and Fannie Mae guarantee fees as offsets against other expenditures in the federal budget.
On April 15, 2016, the “Housing Finance Restructuring Act of 2016” was introduced in the House of Representatives. Under the bill, the Senior Preferred Stock Purchase Agreements between Treasury and each of Freddie Mac and Fannie Mae (the “Enterprises”) would be terminated, except for the provisions that provide for Treasury’s funding commitment to each Enterprise, and the Enterprises would be deemed to have fully repaid Treasury for its financial support. The bill provides for Treasury to exercise the warrants to purchase common stock of each Enterprise. The bill also provides for the Enterprises to build and maintain capital, and for an Enterprise’s conservatorship to be terminated once it attains a set level of capital.
It is likely that additional bills related to Freddie Mac, Fannie Mae, and the future of the mortgage finance system will be introduced in and considered by Congress. We cannot predict whether any of such bills will be enacted.
AFFORDABLE HOUSING GOALS FOR 2015

In March 2016, we reported to FHFA that we achieved three of the five single-family affordable housing benchmarks and all three multifamily affordable housing goals for 2015. We may achieve a single-family housing goal by meeting or exceeding either:

Freddie Mac Form 10-Q	54

Management's Discussion and Analysis	Regulation and Supervision

•	the FHFA benchmark for that goal; or

•	the actual share of the market that meets the criteria for that goal.
FHFA will ultimately make the determination as to whether we achieved compliance with the housing goals for 2015.
On March 31, 2016, FHFA approved Freddie Mac’s Affordable Housing Plan for 2016 - 2017, which FHFA required to address our failure to meet certain housing goals in the past.
PRINCIPAL REDUCTION MODIFICATION INITIATIVE

On April 14, 2016, FHFA announced that Freddie Mac and Fannie Mae will offer principal reduction to certain seriously delinquent, underwater borrowers. The new initiative is a one-time offering for borrowers who meet specific eligibility criteria, including that they:

•	Are owner-occupants;

•	Are at least 90 days delinquent as of March 1, 2016;

•	Have a mortgage with an outstanding UPB of $250,000 or less; and

•	Have a mark-to-market loan-to-value ratio of more than 115% after capitalization.
The ultimate economic effect of the Principal Reduction Modification Initiative will depend on the rate at which eligible borrowers take advantage of the initiative. The initiative could be net present value positive compared to the current streamlined modification program if the participation rates are higher than expected. We believe that approximately 11,000 borrowers on loans owned by Freddie Mac will be eligible for this new initiative.
PROPOSED RULE ON INCENTIVE-BASED COMPENSATION ARRANGEMENTS

FHFA and other financial regulators have proposed an interagency rule on incentive-based compensation arrangements that implements Section 956 of the Dodd-Frank Act. The proposed rule is intended to prohibit incentive-based compensation arrangements that could encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. Among other items, the proposed rule would require large financial institutions, including Freddie Mac, to defer payment of certain incentive-based compensation awarded to senior executive officers and to significant risk-takers. FHFA’s version of the proposed rule specifies that, for institutions in conservatorship, FHFA shall determine which requirements of the rule will apply. We cannot predict whether or when a final rule will be adopted.

Freddie Mac Form 10-Q	55

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

OFF-BALANCE SHEET ARRANGEMENTS
We enter into certain business arrangements that are not recorded on our consolidated balance sheets or that may be recorded in amounts that differ from the full contract or notional amount of the transaction and that may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets. For a description of our off-balance sheet arrangements, see "MD&A - Off-Balance Sheet Arrangements" in our 2015 Annual Report. See Note 3 for more information on our off-balance sheet securitization activities and other guarantees.
We have certain off-balance sheet arrangements related to our securitization activities involving guaranteed loans and mortgage-related securities, though most of our securitization activities are on-balance sheet. Our off-balance sheet arrangements related to these securitization activities primarily consist of K Certificates. We also have off-balance sheet arrangements related to certain other securitization products and other mortgage-related guarantees. Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $136.3 billion and $127.3 billion at March 31, 2016 and December 31, 2015, respectively.

Freddie Mac Form 10-Q	56

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-family Guarantee, Multifamily, and Investments segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, and our results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “possible,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” sections of this Form 10-Q and our 2015 Annual Report, and:

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

•	The success of our efforts to mitigate our losses on our Legacy single-family book and our investments in non-agency mortgage-related securities;

•	The success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS, K Certificate and other credit risk transfer transactions;

•	Our ability to maintain the security of our operating systems and infrastructure (e.g., against cyberattacks);

•	Changes in economic and market conditions, including changes in employment rates, interest rates, spreads, and home prices;

•	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance versus purchase, and fixed-rate versus ARM);

•	Our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	The adequacy of our risk management framework;

•	Our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

Freddie Mac Form 10-Q	57

Management's Discussion and Analysis	Forward-Looking Statements

•
Our ability to limit or manage our exposure to interest-rate volatility and spread volatility, including the availability of derivative financial instruments needed for interest-rate risk management purposes;

•	Changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	Changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs and multifamily K Certificates);

•	Changes in the practices of loan originators, investors and other participants in the secondary mortgage market; and

•	Other factors and assumptions described in this Form 10-Q and our 2015 Annual Report, including in the “MD&A” section.
Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac Form 10-Q	58

Financial Statements

FINANCIAL STATEMENTS

Freddie Mac Form 10-Q	59

Financial Statements	Condensed Consolidated Statements of Comprehensive Income (Loss)

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share-related amounts)	2016	2015
Interest income
Mortgage loans	$15,818	$15,454
Investments in securities	969	1,335
Other	57	11
Total interest income	16,844	16,800
Interest expense	(13,388)	(13,088)
Expense related to derivatives	(51)	(65)
Net interest income	3,405	3,647
Benefit (provision) for credit losses	467	499
Net interest income after benefit (provision) for credit losses	3,872	4,146
Non-interest income (loss)
Gains (losses) on extinguishment of debt	(55)	(79)
Derivative gains (losses)	(4,561)	(2,403)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(52)	(89)
Portion of other-than-temporary impairment recognized in AOCI	(5)	(4)
Net impairment of available-for-sale securities recognized in earnings	(57)	(93)
Other gains (losses) on investment securities recognized in earnings	303	417
Other income (loss)	947	11
Non-interest income (loss)	(3,423)	(2,147)
Non-interest expense
Salaries and employee benefits	(239)	(232)
Professional services	(101)	(113)
Occupancy expense	(13)	(12)
Other administrative expense	(95)	(94)
Total administrative expense	(448)	(451)
Real estate owned operations (expense) income	(84)	(75)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(272)	(222)
Other (expense) income	(153)	(463)
Non-interest expense	(957)	(1,211)
(Loss) income before income tax benefit (expense)	(508)	788
Income tax benefit (expense)	154	(264)
Net (loss) income	(354)	524
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	119	157
Changes in unrealized gains (losses) related to cash flow hedge relationships	34	59
Changes in defined benefit plans	1	6
Total other comprehensive income (loss), net of taxes and reclassification adjustments	154	222
Comprehensive (loss) income	$(200)	$746
Net (loss) income	$(354)	$524
Undistributed net worth sweep and senior preferred stock dividends	—	(746)
Net loss attributable to common stockholders	$(354)	$(222)
Net loss per common share — basic and diluted	$(0.11)	$(0.07)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,236
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	60

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in millions, except share-related amounts)	2016	2015
Assets
Cash and cash equivalents (Note 12)	$6,158	$5,595
Restricted cash and cash equivalents (Notes 3, 12)	16,671	14,533
Securities purchased under agreements to resell (Notes 3, 8)	40,098	63,644
Investments in securities, at fair value (Note 5)	107,595	114,215
Mortgage loans held-for-sale (Notes 3, 4) (includes $22,415 and $17,660 at fair value)	27,085	24,992
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $14,521 and $15,331)	1,735,548	1,729,201
Accrued interest receivable (Note 3)	6,091	6,074
Derivative assets, net (Notes 7, 8)	814	395
Real estate owned, net (Note 3)	1,571	1,725
Deferred tax assets, net (Note 10)	18,123	18,205
Other assets (Notes 3, 16)	9,346	7,313
Total assets	$1,969,100	$1,985,892
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,047	$6,183
Debt, net (Notes 3, 6) (includes $6,915 and $7,184 at fair value)	1,955,618	1,970,269
Derivative liabilities, net (Notes 7, 8)	1,632	1,254
Other liabilities (Notes 3, 16)	4,803	5,246
Total liabilities	1,968,100	1,982,952
Commitments and contingencies (Notes 3, 7, and 14)
Equity (Note 9)
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,046,828 shares and 650,045,962 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(82,867)	(80,773)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $578 and $778, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	1,859	1,740
Cash flow hedge relationships	(587)	(621)
Defined benefit plans	35	34
Total AOCI, net of taxes	1,307	1,153
Treasury stock, at cost, 75,817,058 shares and 75,817,924 shares	(3,885)	(3,885)
Total equity (See Note 9 for information on our dividend obligation to Treasury)	1,000	2,940
Total liabilities and equity	$1,969,100	$1,985,892
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

	March 31,	December 31,
(in millions)	2016	2015
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-sale	$277	$1,403
Mortgage loans held-for-investment	1,635,242	1,625,184
All other assets	42,819	37,305
Total assets of consolidated VIEs	$1,678,338	$1,663,892
Liabilities: (Note 3)
Debt, net	$1,568,183	$1,556,121
All other liabilities	4,761	4,769
Total liabilities of consolidated VIEs	$1,572,944	$1,560,890
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	61

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2016	2015
Net cash used in operating activities	$(4,086)	$(3,507)
Cash flows from investing activities
Purchases of trading securities	(8,104)	(13,898)
Proceeds from sales of trading securities	3,234	2,863
Proceeds from maturities of trading securities	7,692	4,414
Purchases of available-for-sale securities	(3,009)	(2,161)
Proceeds from sales of available-for-sale securities	2,404	4,134
Proceeds from maturities of available-for-sale securities	4,808	4,893
Purchases of held-for-investment mortgage loans	(28,577)	(27,353)
Proceeds from sales of mortgage loans held-for-investment	832	406
Repayments of mortgage loans held-for-investment	64,343	74,167
(Increase) decrease in restricted cash	(2,138)	(154)
Net proceeds from dispositions of real estate owned and other recoveries	665	1,121
Net (increase) decrease in securities purchased under agreements to resell	23,546	4,737
Derivative premiums and terminations and swap collateral, net	(4,094)	(1,481)
Changes in other assets	(3,652)	(1,076)
Net cash provided by investing activities	57,950	50,612
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	40,722	30,122
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(65,494)	(73,600)
Proceeds from issuance of other debt	145,003	103,119
Repayments of other debt	(171,791)	(106,416)
Payment of cash dividends on senior preferred stock	(1,740)	(851)
Changes in other liabilities	(1)	—
Net cash used in financing activities	(53,301)	(47,626)
Net (decrease) increase in cash and cash equivalents	563	(521)
Cash and cash equivalents at beginning of year	5,595	10,928
Cash and cash equivalents at end of period	$6,158	$10,407

Supplemental cash flow information
Cash paid for:
Debt interest	$15,438	$15,304
Income taxes	573	458
Non-cash investing and financing activities (Note 4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	62

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, or 2015 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the “GLOSSARY” of our 2015 Annual Report. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2015 Annual Report.
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and include our accounts as well as the accounts of other entities in which we have a controlling financial interest. All intercompany balances and transactions have been eliminated.
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
USE OF ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, gains, and losses during the reporting period. Management has made significant estimates in preparing the financial statements for establishing the allowance for loan losses and reserve for guarantee losses, and valuing financial instruments and other assets and liabilities. Actual results could be different from these estimates.

Freddie Mac Form 10-Q	63

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

RECENTLY ISSUED ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810)	The amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.	January 1, 2016	The adoption of this amendment did not have a material effect on our consolidated financial statements.
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)
The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
January 1, 2016
Previously reported amounts have been conformed to the current presentation (see Notes 6 and 16). The effect of adoption as of January 1, 2016 and December 31, 2015 was a reduction to Other Assets and Debt, net of $158 million. There were no effects on earnings resulting from this change.

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2016-06, Derivatives and Hedging (Topic 815)
The amendment clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendment is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence.
		January 1, 2017	We do not expect that the adoption of this amendment will have a material effect on our consolidated financial statements.
ASU 2016-02, Leases (Topic 842)	The amendment addresses the accounting for lease arrangements.	January 1, 2019	We do not expect that the adoption of this amendment will have a material effect on our consolidated financial statements.

Freddie Mac Form 10-Q	64

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

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
IMPACT OF CONSERVATORSHIP AND RELATED DEVELOPMENTS ON THE MORTGAGE-RELATED INVESTMENTS PORTFOLIO

For purposes of the limit imposed by the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio cannot exceed $339.3 billion at December 31, 2016 and was $339.9 billion at March 31, 2016. Our Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement (subject to certain exceptions). Our mortgage-related investments portfolio cap is reduced by 15% annually until it reaches $250 billion. This amount is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
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
At December 31, 2015, our assets exceeded our liabilities under GAAP; therefore FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended March 31, 2016. Since conservatorship began through

Freddie Mac Form 10-Q	65

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

March 31, 2016, we have paid cash dividends of $98.2 billion to Treasury at the direction of the Conservator.
See Note 6 and Note 9 for more information on the conservatorship and the Purchase Agreement.
RELATED PARTIES AS A RESULT OF CONSERVATORSHIP

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. Common Securitization Solutions, LLC (CSS), was formed in 2013 as a limited liability company equally-owned by Freddie Mac and Fannie Mae. Therefore, CSS is also deemed a related party. During the three months ended March 31, 2016, we contributed $30 million of capital to CSS.

Freddie Mac Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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
VIEs FOR WHICH WE ARE THE PRIMARY BENEFICIARY

The table below represents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

(in millions)	March 31, 2016	December 31, 2015
Consolidated Balance Sheet Line Item
Assets:
Restricted cash and cash equivalents	$16,316	$14,529
Securities purchased under agreements to resell	17,350	14,840
Mortgage loans held-for-sale	277	1,403
Mortgage loans held-for-investment	1,635,242	1,625,184
Accrued interest receivable	5,373	5,305
Real estate owned, net	37	40
Other assets	3,743	2,591
Total assets of consolidated VIEs	$1,678,338	$1,663,892
Liabilities:
Accrued interest payable	$4,760	$4,763
Debt, net	1,568,183	1,556,121
Other liabilities	1	6
Total liabilities of consolidated VIEs	$1,572,944	$1,560,890

Freddie Mac Form 10-Q	67

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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

	March 31, 2016	December 31, 2015
(in millions)	Freddie Mac Securities
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Investments in securities	$49,046	$49,040
Accrued interest receivable	211	200
Other assets	1,371	1,232
Liabilities:
Other liabilities	(1,283)	(1,230)
Maximum Exposure to Loss	$122,474	$114,193
Total Assets of Non-Consolidated VIEs	$144,497	$134,900
We also obtain interests in various other VIEs created by third parties through the normal course of business, such as through our investments in non-Freddie Mac mortgage-related securities, purchases of multifamily loans, guarantees of multifamily housing revenue bonds, as a derivative counterparty, or through other activities.
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

	March 31, 2016			December 31, 2015
(dollars in millions, terms in years)	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
K Certificates and other securitization products	$122,474	$1,195	39	$114,193	$1,136	40
Other mortgage-related guarantees	13,784	616	35	13,067	596	38
Derivative instruments	17,729	178	29	17,894	151	30

(1)
This amount excludes our reserve for guarantee losses, which totaled $74 million and $76 million as of March 31, 2016 and December 31, 2015, respectively, and is included within other liabilities on our consolidated balance sheets.

CREDIT ENHANCEMENTS

For many of the loans underlying our single-family PCs, other securitization products, and other mortgage-related guarantees, we obtained credit enhancements from third parties covering a portion of our credit risk exposure. See Note 4 for information about credit enhancements on loans.

Freddie Mac Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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

	UPB at		Maximum Coverage at
(in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
K Certificates	$109,109	$101,473	$19,696	$18,453
Other securitization products	7,835	7,026	1,632	1,477
Total	$116,944	$108,499	$21,328	$19,930

Freddie Mac Form 10-Q	69

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES
The table below provides details of the loans on our consolidated balance sheets.

	March 31, 2016			December 31, 2015
(in millions)	Held by Freddie Mac	Held by consolidated trusts	Total	Held by Freddie Mac	Held by consolidated trusts	Total
Held-for sale:
Single-family	$4,343	$381	$4,724	$6,045	$1,702	$7,747
Multifamily	23,564	—	23,564	19,582	—	19,582
Total UPB	27,907	381	28,288	25,627	1,702	27,329
Cost basis and fair value adjustments, net	(1,099)	(104)	(1,203)	(2,038)	(299)	(2,337)
Total held-for-sale loans	26,808	277	27,085	23,589	1,403	24,992
Held-for-investment:
Single-family	87,527	1,607,282	1,694,809	90,532	1,597,590	1,688,122
Multifamily	27,818	1,690	29,508	29,505	1,711	31,216
Total UPB	115,345	1,608,972	1,724,317	120,037	1,599,301	1,719,338
Cost basis adjustments	(3,338)	29,090	25,752	(3,465)	28,659	25,194
Allowance for loan losses	(11,701)	(2,820)	(14,521)	(12,555)	(2,776)	(15,331)
Total held-for-investment loans	100,306	1,635,242	1,735,548	104,017	1,625,184	1,729,201
Total loans, net	$127,114	$1,635,519	$1,762,633	$127,606	$1,626,587	$1,754,193
During the three months ended March 31, 2016 and March 31, 2015, we purchased $68.2 billion and $79.2 billion, respectively, in UPB of single-family loans and $0.8 billion in UPB of multifamily loans during both periods that were classified as held-for-investment.
Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates. During the three months ended March 31, 2016 and March 31, 2015, we sold $10.8 billion and $5.1 billion, respectively, of held-for-sale multifamily loans. See Note 3 for more information on our issuances of K Certificates.
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we completed sales of $0.8 billion and $0.3 billion in UPB of seriously delinquent single-family loans during the three months ended March 31, 2016 and March 31, 2015, respectively.
We reclassified $0.4 billion and $3.6 billion in UPB of seriously delinquent single-family loans from held-for-investment to held-for-sale during the three months ended March 31, 2016 and March 31, 2015, respectively. For additional information regarding the fair value of our loans classified as held-for-sale, see Note 13.
CREDIT QUALITY

The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding loan. A second-lien loan also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second loans. As of March 31, 2016 and December 31, 2015, based on data collected by us at loan delivery, approximately 12% and 13%, respectively, of loans in our single-family credit guarantee portfolio had second-lien financing by

Freddie Mac Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

third parties at origination of the first loan. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 12.
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

	March 31, 2016				December 31, 2015
	Current LTV Ratio				Current LTV Ratio
(in millions)	≤ 80	> 80 to 100	> 100(1)	Total	≤ 80	> 80 to 100	> 100(1)	Total
20 and 30-year or more, amortizing fixed-rate(2)	$1,045,142	$234,710	$45,701	$1,325,553	$1,020,227	$242,948	$50,893	$1,314,068
15-year amortizing fixed-rate(2)	271,010	11,380	1,499	283,889	271,456	12,400	1,754	285,610
Adjustable-rate	58,696	4,498	190	63,384	59,724	5,055	249	65,028
Alt-A, interest-only, and option ARM	27,742	12,469	7,539	47,750	27,014	13,124	8,485	48,623
Total single-family loans	$1,402,590	$263,057	$54,929	$1,720,576	$1,378,421	$273,527	$61,381	$1,713,329

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 6.01% and 6.03% as of March 31, 2016 and December 31, 2015, respectively.

(2)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of March 31, 2016 and December 31, 2015, we have categorized UPB of approximately $37.2 billion and $38.3 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust, such rates and the timing of adjustment are determined at the time of modification rather than at a subsequent date.

The following table presents the recorded investment in our multifamily held-for-investment loans, by credit quality indicator based on available data through the end of each period presented. These indicators involve significant management judgment.

(in millions)	March 31, 2016	December 31, 2015
Credit risk profile by internally assigned grade:(1)
Pass	$28,233	$29,660
Special mention	879	1,135
Substandard	381	408
Doubtful	—	—
Total	$29,493	$31,203

(1)
A loan categorized as: "Pass" is current and adequately protected by the current financial strength and debt service capacity of the borrower; "Special mention" has signs of potential financial weakness; "Substandard" has a weakness that jeopardizes the timely full repayment; and "Doubtful" has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

Freddie Mac Form 10-Q	71

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

MORTGAGE LOAN PERFORMANCE

The following table presents the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.

	March 31, 2016
(in millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,295,280	$13,937	$4,269	$12,067	$1,325,553	$12,065
15-year amortizing fixed-rate	282,599	788	160	342	283,889	342
Adjustable-rate	62,757	312	83	232	63,384	232
Alt-A, interest-only, and option ARM	42,932	1,796	631	2,391	47,750	2,390
Total single-family	1,683,568	16,833	5,143	15,032	1,720,576	15,029
Total multifamily	29,493	—	—	—	29,493	120
Total single-family and multifamily	$1,713,061	$16,833	$5,143	$15,032	$1,750,069	$15,149

	December 31, 2015
(in millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,280,247	$16,178	$5,037	$12,606	$1,314,068	$12,603
15-year amortizing fixed-rate	284,137	935	183	355	285,610	355
Adjustable-rate	64,326	359	88	255	65,028	255
Alt-A, interest-only, and option ARM	43,543	1,962	714	2,404	48,623	2,403
Total single-family	1,672,253	19,434	6,022	15,620	1,713,329	15,616
Total multifamily	31,203	—	—	—	31,203	170
Total single-family and multifamily	$1,703,456	$19,434	$6,022	$15,620	$1,744,532	$15,786

(1)	Includes $7.0 billion of loans that were in the process of foreclosure as of both March 31, 2016 and December 31, 2015.

Freddie Mac Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.

(dollars in millions)	March 31, 2016	December 31, 2015
Single-family:(1)
Non-credit-enhanced portfolio
Serious delinquency rate	1.20%	1.30%
Total number of seriously delinquent loans	95,941	105,071
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	1.78%	2.06%
Total number of seriously delinquent loans	24,290	27,813
Other credit protection:(3)
Serious delinquency rate	0.49%	0.58%
Total number of seriously delinquent loans	8,888	9,422
Total single-family:
Serious delinquency rate	1.20%	1.32%
Total number of seriously delinquent loans	128,044	141,255
Multifamily:(4)
Non-credit-enhanced portfolio:
Delinquency rate	0.03%	0.03%
UPB of delinquent loans	$19	$19
Credit-enhanced portfolio:
Delinquency rate	0.04%	0.02%
UPB of delinquent loans	$48	$20
Total Multifamily:
Delinquency rate	0.04%	0.02%
UPB of delinquent loans	$67	$39

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
LOAN LOSS RESERVES

The loan loss reserves represent estimates of probable incurred credit losses. We recognize probable incurred losses by recording a charge to the provision for credit losses in our consolidated statements of comprehensive income. The loan loss reserves include:

•	Our allowance for loan losses, which pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets; and

•	Our reserve for guarantee losses, which pertains to single-family and multifamily loans underlying our K Certificates, other securitization products, and other mortgage-related guarantees.

Freddie Mac Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents our loan loss reserves activity.

	Three Months Ended March 31,
	2016				2015
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
(in millions)	Held by Freddie Mac	Held By Consolidated Trusts		Total	Held by Freddie Mac	Held By Consolidated Trusts		Total
Single-family:
Beginning balance	$12,516	$2,775	$57	$15,348	$18,800	$2,884	$109	$21,793
Provision (benefit) for credit losses	(435)	(29)	2	(462)	(469)	(25)	(2)	(496)
Charge-offs	(499)	(68)	(2)	(569)	(2,781)	(168)	(2)	(2,951)
Recoveries	126	2	—	128	169	5	—	174
Transfers, net(1)	(41)	139	—	98	301	(142)	—	159
Ending balance	$11,667	$2,819	$57	$14,543	$16,020	$2,554	$105	$18,679
Multifamily ending balance	$34	$1	$17	$52	$74	$—	$17	$91
Total ending balance	$11,701	$2,820	$74	$14,595	$16,094	$2,554	$122	$18,770

(1)
Consists of approximately $0.1 billion during both the three months ended March 31, 2016 and March 31, 2015 attributable to capitalization of past due interest on modified loans. Also includes amounts associated with reclassified single-family reserves related to our removal of loans previously held by consolidated trusts, net of reclassifications for single-family loans subsequently resecuritized after such removal.

The allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 10.4% and 10.8% of the recorded investment in such loans at March 31, 2016 and December 31, 2015, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both March 31, 2016 and December 31, 2015.
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the three months ended March 31, 2016 and March 31, 2015, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

	Three Months Ended March 31,
	2016		2015
(dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	10,332	$1,456	13,293	$1,919
15-year amortizing fixed-rate	1,318	94	1,652	123
Adjustable-rate	274	40	405	57
Alt-A, interest-only, and option ARM	919	169	1,388	269
Total single-family	12,843	1,759	16,738	2,368
Multifamily	2	8	—	—
Total	12,845	$1,767	16,738	$2,368

(1)	The pre-TDR recorded investment for single-family loans initially classified as TDR during the three months ended March 31, 2016 and March 31, 2015 was $1.8 billion and $2.4 billion, respectively.

Freddie Mac Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification.

	Three Months Ended March 31,
	2016		2015
(dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:
20 and 30-year or more, amortizing fixed-rate	3,992	$634	4,307	$754
15-year amortizing fixed-rate	233	18	206	18
Adjustable-rate	73	11	68	12
Alt-A, interest-only, and option ARM	459	98	514	122
Total single-family	4,757	$761	5,095	$906
Multifamily	—	$—	—	$—
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During the three months ended March 31, 2016 and March 31, 2015, 2,216 and 2,488, respectively, of such loans (with a post-TDR recorded investment of $259 million and $346 million, respectively) experienced a payment default within a year after the loss mitigation activity occurred.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During the three months ended March 31, 2016 and March 31, 2015, 336 and 695, respectively, of such loans (with a post-TDR recorded investment of $40 million and $94 million, respectively) experienced a payment default within a year after the borrowers' Chapter 7 bankruptcy.
Single-Family TDRs
During the three months ended March 31, 2016, approximately 41% of completed single-family loan modifications that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions and approximately 16% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During the three months ended March 31, 2016, the average term extension was 181 months, and the average interest rate reduction was 0.8% on completed single-family loan modifications classified as TDRs.

Freddie Mac Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Impaired Loans
The tables below present the UPB, recorded investment, related allowance for loan losses, average recorded investment and interest income recognized for individually impaired loans.

	March 31, 2016			December 31, 2015
(in millions)	UPB	Recorded Investment	Associated Allowance	UPB	Recorded Investment	Associated Allowance
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$5,324	$4,000	N/A	$4,957	$3,724	N/A
15-year amortizing fixed-rate	42	35	N/A	45	38	N/A
Adjustable-rate	223	220	N/A	194	191	N/A
Alt-A, interest-only, and option ARM	1,574	1,213	N/A	1,370	1,033	N/A
Total with no specific allowance recorded	7,163	5,468	N/A	6,566	4,986	N/A
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	72,302	70,708	$(10,667)	72,886	71,215	$(11,245)
15-year amortizing fixed-rate	957	961	(23)	975	978	(21)
Adjustable-rate	478	470	(27)	518	510	(28)
Alt-A, interest-only, and option ARM	14,390	13,755	(2,598)	14,409	13,839	(2,725)
Total with specific allowance recorded	88,127	85,894	(13,315)	88,788	86,542	(14,019)
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	77,626	74,708	(10,667)	77,843	74,939	(11,245)
15-year amortizing fixed-rate	999	996	(23)	1,020	1,016	(21)
Adjustable-rate	701	690	(27)	712	701	(28)
Alt-A, interest-only, and option ARM	15,964	14,968	(2,598)	15,779	14,872	(2,725)
Total single-family	$95,290	$91,362	$(13,315)	$95,354	$91,528	$(14,019)
Multifamily —
With no specific allowance recorded(1)	$277	$270	N/A	$341	$333	N/A
With specific allowance recorded	157	148	$(19)	149	142	$(21)
Total multifamily	$434	$418	$(19)	$490	$475	$(21)
Total single-family and multifamily	$95,724	$91,780	$(13,334)	$95,844	$92,003	$(14,040)

Freddie Mac Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
(in millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$4,015	$102	$2	$3,012	$88	$2
15-year amortizing fixed-rate	37	1	—	44	2	—
Adjustable rate	222	2	—	33	1	—
Alt-A, interest-only, and option ARM	1,195	25	1	683	18	—
Total with no specific allowance recorded	5,469	130	3	3,772	109	2
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	70,731	685	74	76,264	632	81
15-year amortizing fixed-rate	942	12	2	1,147	13	3
Adjustable rate	461	5	1	788	4	1
Alt-A, interest-only, and option ARM	13,673	124	10	16,128	101	13
Total with specific allowance recorded	85,807	826	87	94,327	750	98
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	74,746	787	76	79,276	720	83
15-year amortizing fixed-rate	979	13	2	1,191	15	3
Adjustable rate	683	7	1	821	5	1
Alt-A, interest-only, and option ARM	14,868	149	11	16,811	119	13
Total single-family	$91,276	$956	$90	$98,099	$859	$100
Multifamily —
With no specific allowance recorded(1)	$271	$3	$1	$518	$6	$2
With specific allowance recorded	148	2	1	374	4	2
Total multifamily	$419	$5	$2	$892	$10	$4
Total single-family and multifamily	$91,695	$961	$92	$98,991	$869	$104

(1)
Individually impaired loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

(2)	Consists primarily of loans classified as TDRs.

(3)	Consists of income recognized during the period related to loans on non-accrual status.

Freddie Mac Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents our allowance for loan losses and our recorded investment in loans, held-for-investment, by impairment evaluation methodology.

	March 31, 2016			December 31, 2015
(in millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,629,214	$29,075	$1,658,289	$1,621,801	$30,728	$1,652,529
Individually evaluated	91,362	418	91,780	91,528	475	92,003
Total recorded investment	1,720,576	29,493	1,750,069	1,713,329	31,203	1,744,532
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,171)	(16)	(1,187)	(1,273)	(18)	(1,291)
Individually evaluated	(13,315)	(19)	(13,334)	(14,019)	(21)	(14,040)
Total ending balance of the allowance	(14,486)	(35)	(14,521)	(15,292)	(39)	(15,331)
Net investment in loans	$1,706,090	$29,458	$1,735,548	$1,698,037	$31,164	$1,729,201
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

	UPB(1) at		Maximum Coverage(1)(2) at
(in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Primary mortgage insurance	$261,242	$257,063	$66,899	$65,760
STACR debt note and ACIS transactions(3)	271,291	241,450	16,842	14,916
Lender recourse and indemnifications	6,178	6,339	5,243	5,396
Pool insurance(4)	1,633	1,706	720	753
HFA indemnification	2,536	2,599	2,536	2,599
Subordination	2,920	3,021	319	336
Other credit enhancements	15	15	9	10
Total	$545,815	$512,193	$92,568	$89,770

(1)
Except for the majority of our single-family credit risk transfer transactions, our credit enhancements generally provide protection for the first, or initial, credit losses associated with the related loans. Excludes: (a) FHA/VA and other governmental loans; (b) credit protection associated with $8.0 billion and $8.3 billion in UPB of single-family loans underlying other securitization products as of March 31, 2016 and December 31, 2015, respectively, as the information was not available; and (c) repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards. The UPB of single-family loans covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA and USDA) was $3.1 billion and $3.2 billion as of March 31, 2016 and December 31, 2015, respectively.

(2)
Except for subordination, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements. For subordination, this represents the UPB of the securities that are subordinate to our guarantee, which could provide protection by absorbing first losses.

(3)
Excludes $100.8 billion and $87.4 billion in UPB at March 31, 2016 and December 31, 2015, respectively, where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the outstanding balance of STACR debt notes held by third parties as well as the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

(4)	Excludes approximately $0.5 billion and $0.6 billion in UPB at March 31, 2016 and December 31, 2015, respectively, where the related loans are also covered by primary mortgage insurance.

Freddie Mac Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Primary mortgage insurance and credit risk transfer transactions are the most prevalent types of credit enhancement protecting our single-family credit guarantee portfolio. Pool insurance contracts provide insurance on a group of mortgage loans up to a stated aggregate loss limit. We have not purchased pool insurance on single-family mortgage loans since March 2008. For information about counterparty risk associated with mortgage insurers, see Note 12.
Our credit risk transfer transactions provide credit enhancement by transferring a portion of credit losses on single-family mortgage loans to third-party investors, insurers, and selected sellers. The value of these transactions to us is dependent on various economic scenarios, and we will primarily benefit from these transactions if we experience significant mortgage loan defaults.
NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2016 and March 31, 2015, we acquired $42.5 billion and $55.1 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. The guarantor swap transactions during the three months ended March 31, 2016 and March 31, 2015 included approximately $3.8 billion and $0.8 billion, respectively, of loans received from sellers to satisfy advances that were recorded in other assets on our consolidated balance sheets.
In addition, we acquired REO properties as a result of the derecognition of loans held on our consolidated balance sheets upon foreclosure of the underlying collateral or by deed in lieu of foreclosure. These acquisitions represent non-cash transfers. During the three months ended March 31, 2016 and March 31, 2015, we had transfers of $0.4 billion, and $0.6 billion, respectively, from loans to REO.

Freddie Mac Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

NOTE 5: INVESTMENTS IN SECURITIES
The table below summarizes the carrying value of our investments in securities by classification.

(in millions)	March 31, 2016	December 31, 2015
Trading securities	$36,471	$39,278
Available-for-sale securities	71,124	74,937
Total	$107,595	$114,215
As of March 31, 2016 and December 31, 2015, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
TRADING SECURITIES

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities consist of Treasury securities.

(in millions)	March 31, 2016	December 31, 2015
Mortgage-related securities:
Freddie Mac	$14,771	$15,513
Fannie Mae	6,182	6,438
Ginnie Mae	144	30
Other	136	146
Total mortgage-related securities	21,233	22,127
Non-mortgage-related securities	15,238	17,151
Total fair value of trading securities	$36,471	$39,278
During the three months ended March 31, 2016 and March 31, 2015, we recorded net unrealized gains (losses) on trading securities held at those dates of $197 million and $46 million, respectively.

Freddie Mac Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

AVAILABLE-FOR-SALE SECURITIES

At March 31, 2016 and December 31, 2015, all available-for-sale securities were mortgage-related securities.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value by major security type for our securities classified as available-for-sale.

	March 31, 2016
			Gross Unrealized Losses
(in millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$32,955	$1,363	$—	$(43)	$34,275
Fannie Mae	6,616	276	—	(45)	6,847
Ginnie Mae	143	12	—	—	155
CMBS	9,618	485	(13)	(23)	10,067
Subprime	11,814	519	(327)	(59)	11,947
Option ARM	3,159	238	(67)	(5)	3,325
Alt-A and other	2,489	465	(8)	(6)	2,940
Obligations of states and political subdivisions	996	17	—	(1)	1,012
Manufactured housing	474	83	(1)	—	556
Total available-for-sale securities	$68,264	$3,458	$(416)	$(182)	$71,124

	December 31, 2015
			Gross Unrealized Losses
(in millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$32,684	$942	$—	$(99)	$33,527
Fannie Mae	7,033	265	—	(36)	7,262
Ginnie Mae	150	12	—	—	162
CMBS	12,009	450	(2)	(9)	12,448
Subprime	12,499	653	(295)	(55)	12,802
Option ARM	3,423	317	(56)	(6)	3,678
Alt-A and other	2,788	506	(11)	(5)	3,278
Obligations of states and political subdivisions	1,187	19	—	(1)	1,205
Manufactured housing	488	87	—	—	575
Total available-for-sale securities	$72,261	$3,251	$(364)	$(211)	$74,937

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.

Freddie Mac Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Available-For-Sale Securities in a Gross Unrealized Loss Position

The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.

	March 31, 2016
	Less than 12 Months		12 Months or Greater
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$3,300	$(26)	$1,430	$(17)
Fannie Mae	2,286	(27)	1,220	(18)
Ginnie Mae	—	—	53	—
CMBS	175	(23)	144	(13)
Subprime	1,766	(30)	3,669	(356)
Option ARM	419	(22)	555	(50)
Alt-A and other	152	(3)	219	(11)
Obligations of states and political subdivisions	4	—	8	(1)
Manufactured housing	—	—	14	(1)
Total available-for-sale securities in a gross unrealized loss position	$8,102	$(131)	$7,312	$(467)

	December 31, 2015
	Less than 12 Months		12 Months or Greater
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$8,171	$(64)	$1,224	$(35)
Fannie Mae	2,402	(24)	1,337	(12)
Ginnie Mae	—	—	55	—
CMBS	396	(9)	160	(2)
Subprime	719	(21)	3,923	(329)
Option ARM	349	(8)	579	(54)
Alt-A and other	108	(1)	265	(15)
Obligations of states and political subdivisions	18	—	8	(1)
Manufactured housing	—	—	14	—
Total available-for-sale securities in a gross unrealized loss position	$12,163	$(127)	$7,565	$(448)
At March 31, 2016, the gross unrealized losses relate to 387 individual lots representing 345 separate securities.
Impairment Recognition on Investments in Securities

For our available-for-sale securities in an unrealized loss position at March 31, 2016, we have asserted that we have no intent to sell and believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.

Freddie Mac Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans
The table below presents the modeled attributes for the related collateral that are used to determine whether our interests in certain available-for-sale non-agency mortgage-related securities will experience a cash shortfall.

	March 31, 2016
(dollars in millions)	Subprime	Option ARM	Alt-A
UPB	$16,462	$4,922	$2,376
Weighted average collateral defaults	42%	26%	22%
Weighted average collateral severities	63%	56%	45%
Weighted average voluntary prepayment rates	3%	11%	11%
Average security credit enhancements	5%	(2)%	—%
Other-Than-Temporary Impairments on Available-for-Sale Securities

The table below summarizes the net impairment on available-for-sale securities recognized in earnings. The other impairment amount relates to increases in our estimate of the present value of expected future credit losses for certain securities.

	Three Months Ended March 31,
(in millions)	2016	2015
Net impairment of available-for-sale securities recognized in earnings
Intent to sell	$52	$89
Other	5	4
Total net impairment of available-for-sale securities recognized in earnings	$57	$93

The following table is a rollforward of the amount of credit-related other-than-temporary impairment that has been recognized in earnings for available-for-sale securities that we continue to hold.

	Three Months Ended March 31,
(in millions)	2016	2015
Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$5,306	$6,798
Additions:
Amounts related to credit losses on securities for which an other-than-temporary impairment was not previously recognized	—	—
Amounts related to credit losses on securities for which an other-than-temporary impairment was previously recognized	5	4
Reductions:
Amounts related to securities which were sold, written off, or matured	(55)	(52)
Amounts related to securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(636)	(380)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(69)	(89)
Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$4,551	$6,281

Freddie Mac Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.

	Three Months Ended March 31,
(in millions)	2016	2015
Gross realized gains	$80	$367
Gross realized losses	(8)	(5)
Net realized gains (losses)	$72	$362

Maturities of Available-For-Sale Securities

The table below presents the remaining contractual maturities of available-for-sale securities by security type.

	As of March 31, 2016
					After One Year Through Five Years		After Five Years Through Ten Years
	Total Amortized Cost	Total Fair Value	One Year or Less						After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(dollars in millions)
Available-for-sale securities:
Freddie Mac	$32,955	$34,275	$19	$19	$1	$1	$1,692	$1,684	$31,243	$32,571
Fannie Mae	6,616	6,847	3	3	11	12	72	81	6,530	6,751
Ginnie Mae	143	155	—	—	1	1	21	24	121	130
CMBS	9,618	10,067	140	142	—	—	17	17	9,461	9,908
Subprime	11,814	11,947	—	—	—	—	—	—	11,814	11,947
Option ARM	3,159	3,325	—	—	—	—	—	—	3,159	3,325
Alt-A and other	2,489	2,940	—	—	13	13	6	7	2,470	2,920
Obligations of states and political subdivisions	996	1,012	10	11	23	24	75	78	888	899
Manufactured housing	474	556	—	—	—	—	7	9	467	547
Total available-for-sale securities	$68,264	$71,124	$172	$175	$49	$51	$1,890	$1,900	$66,153	$68,998

Freddie Mac Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

NOTE 6: DEBT SECURITIES AND SUBORDINATED BORROWINGS
On January 1, 2016, we adopted the accounting guidance for the presentation of debt issuance costs as a basis adjustment to the debt. Previously reported amounts have been revised to conform to the current presentation.
Debt securities that we issue are classified as either debt securities of consolidated trusts held by third parties or other debt. We issue other debt to fund our operations. The table below summarizes the interest expense per our consolidated statements of comprehensive income and the balances of total debt, net per our consolidated balance sheets.

			Interest Expense for the
	Balance, Net		Three Months Ended March 31,
(in millions)	March 31, 2016	December 31, 2015	2016	2015
Debt securities of consolidated trusts held by third parties	$1,568,183	$1,556,121	$11,791	$11,487
Other debt:
Short-term debt	85,128	113,569	93	38
Long-term debt	302,307	300,579	1,504	1,563
Total other debt	387,435	414,148	1,597	1,601
Total debt, net	$1,955,618	$1,970,269	$13,388	$13,088
Our debt cap under the Purchase Agreement is $479.0 billion in 2016 and will decline to $407.2 billion on January 1, 2017. As of March 31, 2016, our aggregate indebtedness for purposes of the debt cap was $391.3 billion. Our aggregate indebtedness is calculated as the par value of other short- and long-term debt.
DEBT SECURITIES OF CONSOLIDATED TRUSTS HELD BY THIRD PARTIES

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.

	March 31, 2016				December 31, 2015
(dollars in million)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)
Single-family:
30-year or more, fixed-rate(2)	2016 - 2053	$1,107,363	$1,141,139	3.85%	2016 - 2053	$1,090,584	$1,123,290	3.88%
20-year fixed-rate	2016 - 2036	74,054	76,302	3.58	2016 - 2036	73,018	75,221	3.61
15-year fixed-rate	2016 - 2031	266,078	272,450	2.99	2016 - 2031	270,036	276,531	3.01
Adjustable-rate	2016 - 2047	60,613	61,973	2.62	2016 - 2047	62,496	63,899	2.61
Interest-only	2026 - 2041	13,482	13,542	3.20	2026 - 2041	14,252	14,317	3.16
FHA/VA	2016 - 2044	944	962	5.35	2016 - 2044	986	1,005	5.37
Total single-family		1,522,534	1,566,368			1,511,372	1,554,263
Multifamily(2)	2017 - 2028	1,690	1,815	4.91	2017 - 2028	1,717	1,858	4.90
Total debt securities of consolidated trusts held by third parties		$1,524,224	$1,568,183			$1,513,089	$1,556,121

(1)	The effective rate for debt securities of consolidated trusts held by third parties was 3.05% and 3.06% as of March 31, 2016 and December 31, 2015, respectively.

Freddie Mac Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

(2)	Carrying amount includes securities recorded at fair value.
Other Debt

The table below summarizes the balances and effective interest rates for other debt. We had no balances of securities sold under agreements to repurchase at either March 31, 2016 or December 31, 2015.

	March 31, 2016			December 31, 2015
(dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate	Par Value	Carrying Amount(1)	Weighted Average Effective Rate
Other short-term debt:
Discount notes and Reference Bills®	$75,659	$75,583	0.42%	$104,088	$104,024	0.28%
Medium-term notes	9,545	9,545	0.20	9,545	9,545	0.20
Total other short-term debt	$85,204	$85,128	0.40	$113,633	$113,569	0.28
Other long-term debt:
Original maturities on or before December 31,
2016	$49,654	$49,675	2.17%	$58,765	$58,821	2.13%
2017	95,586	95,660	1.44	91,544	91,636	1.48
2018	54,118	54,149	1.42	48,189	48,187	1.52
2019	39,455	39,361	1.73	31,352	31,259	1.84
2020	16,732	16,705	1.88	26,697	26,664	1.96
Thereafter	50,573	46,757	3.70	47,841	44,012	3.72
Total other long-term debt(2)	306,118	302,307	1.97	304,388	300,579	2.02
Total other debt	$391,322	$387,435		$418,021	$414,148

(1)
Represents par value, net of associated discounts or premiums, and hedge-related basis adjustments. Includes $6.8 billion and $7.0 billion at March 31, 2016 and December 31, 2015, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)
Balance, net for other long-term debt includes callable debt of $107.9 billion and $106.9 billion at March 31, 2016 and December 31, 2015, respectively, which gives us the option to call or not call debt for a variety of reasons that include managing the composition of liabilities or economic reasons.

Freddie Mac Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7: DERIVATIVES
At March 31, 2016 and December 31, 2015, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. Amounts reclassified from AOCI linked to interest payments on other debt are recorded in other debt interest expense and amounts not linked to interest payments on other debt are recorded in expense related to derivatives. During the three months ended March 31, 2016 and March 31, 2015, we reclassified from AOCI into earnings, losses of $51 million and $65 million, respectively, related to closed cash flow hedges. See Note 9 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
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
For a discussion of significant accounting policies related to derivatives, see Note 8 in our 2015 Annual Report.

Freddie Mac Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

DERIVATIVE ASSETS AND LIABILITIES AT FAIR VALUE

The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.

	March 31, 2016			December 31, 2015
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(in millions)		Assets	Liabilities		Assets	Liabilities
Total derivative portfolio
Interest-rate swaps:
Receive-fixed	$263,757	$7,282	$(58)	$209,988	$4,591	$(486)
Pay-fixed	219,907	12	(19,991)	218,599	319	(11,736)
Basis (floating to floating)	1,125	1	—	1,125	1	—
Total interest-rate swaps	484,789	7,295	(20,049)	429,712	4,911	(12,222)
Option-based:
Call swaptions
Purchased	59,230	5,288	—	57,925	3,450	—
Written	4,375	—	(151)	4,375	—	(100)
Put Swaptions
Purchased	29,080	424	—	24,050	580	—
Written	11,025	—	(5)	11,025	—	(28)
Other option-based derivatives(1)	14,096	949	—	12,088	791	—
Total option-based	117,806	6,661	(156)	109,463	4,821	(128)
Futures	69,739	—	—	56,332	—	—
Commitments	58,008	126	(174)	29,114	34	(28)
Credit derivatives	3,743	22	(7)	3,899	25	(10)
Other	3,013	—	(23)	3,033	—	(23)
Total derivatives not designated as hedging instruments	737,098	14,104	(20,409)	631,553	9,791	(12,411)
Derivative interest receivable (payable)		1,164	(1,617)		814	(1,393)
Netting adjustments(2)		(14,454)	20,394		(10,210)	12,550
Total derivative portfolio, net	$737,098	$814	$(1,632)	$631,553	$395	$(1,254)

(1)	Primarily consists of purchased interest-rate caps and floors.

(2)	Represents counterparty netting and cash collateral netting. Cash collateral amounts were a net $5.9 billion and $2.3 billion at March 31, 2016 and December 31, 2015, respectively.
See Note 8 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

GAINS AND LOSSES ON DERIVATIVES

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, reported in our consolidated statements of comprehensive income as derivative gains (losses).

	Three Months Ended March 31,
(in millions)	2016	2015
Interest-rate swaps:
Receive-fixed	$2,944	$1,317
Pay-fixed	(8,635)	(3,978)
Basis (floating to floating)	1	—
Total interest-rate swaps	(5,690)	(2,661)
Option based:
Call swaptions
Purchased	2,099	1,015
Written	(71)	(29)
Put swaptions
Purchased	(278)	(66)
Written	38	15
Other option-based derivatives(1)	147	81
Total option-based	1,935	1,016
Other:
Futures	(181)	(40)
Commitments	(126)	(111)
Credit derivatives	(8)	(37)
Other	(1)	1
Total other	(316)	(187)
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	617	680
Pay-fixed interest-rate swaps	(1,107)	(1,251)
Total accrual of periodic cash settlements	(490)	(571)
Total	$(4,561)	$(2,403)

(1)	Primarily consists of purchased interest-rate caps and floors.

Freddie Mac Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8: COLLATERALIZED AGREEMENTS AND OFFSETTING ARRANGEMENTS
DERIVATIVE PORTFOLIO

Derivative Counterparties

Our use of cleared derivatives, exchange-traded derivatives, and OTC derivatives exposes us to institutional credit risk. For additional information, see Note 9 in our 2015 Annual Report.
Our use of interest rate swaps and option-based derivatives is subject to internal credit and legal reviews. On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties, clearinghouses, and clearing members to confirm that they continue to meet our internal risk management standards.
Master Netting and Collateral Agreements

We use master netting and collateral agreements to reduce our credit risk exposure to our derivative counterparties for interest-rate swap and option-based derivatives. At March 31, 2016 and December 31, 2015, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
In the event that all of our counterparties for OTC interest-rate swaps and option-based derivatives were to have defaulted simultaneously on March 31, 2016, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $205 million. A significant majority of our net uncollateralized exposure to OTC derivative counterparties is concentrated among two counterparties, both of which were investment grade as of March 31, 2016.
Exposure to Certain Counterparties

The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $126 million and $34 million at March 31, 2016 and December 31, 2015, respectively. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization (including its clearing members).

Freddie Mac Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The table below displays information related to derivatives and securities purchased under agreements to resell on our consolidated balance sheets.

	March 31, 2016
(in millions)	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
Assets:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$11,672	$(11,031)	$641	$(436)	$205
Cleared and exchange-traded derivatives	3,448	(3,423)	25	—	25
Other	148	—	148	—	148
Total derivatives	15,268	(14,454)	814	(436)	378
Securities purchased under agreements to resell	40,098	—	40,098	(40,098)	—
Total	$55,366	$(14,454)	$40,912	$(40,534)	$378
Liabilities:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$(11,819)	$10,594	$(1,225)	$1,084	$(141)
Cleared and exchange-traded derivatives	(10,003)	9,800	(203)	—	(203)
Other	(204)	—	(204)	—	(204)
Total	$(22,026)	$20,394	$(1,632)	$1,084	$(548)

	December 31, 2015
(in millions)	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
Assets:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$8,763	$(8,433)	$330	$(269)	$61
Cleared and exchange-traded derivatives	1,783	(1,777)	6	—	6
Other	59	—	59	—	59
Total derivatives	10,605	(10,210)	395	(269)	126
Securities purchased under agreements to resell	63,644	—	63,644	(63,644)	—
Total	$74,249	$(10,210)	$64,039	$(63,913)	$126
Liabilities:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$(8,886)	$7,801	$(1,085)	$948	$(137)
Cleared and exchange-traded derivatives	(4,857)	4,749	(108)	—	(108)
Other	(61)	—	(61)	—	(61)
Total	$(13,804)	$12,550	$(1,254)	$948	$(306)

Freddie Mac Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

(1)	For derivatives, includes cash collateral posted or held in excess of exposure.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us with an aggregate fair value of $2.6 billion and $2.8 billion as of March 31, 2016 and December 31, 2015, respectively.

COLLATERAL PLEDGED

Collateral Pledged to Freddie Mac

We have cash and cash equivalents pledged to us as collateral related to OTC derivative transactions. A portion of these cash and cash equivalent collateral amounts have been re-invested by us in securities purchased under agreements to resell and non-mortgage-related securities. The table below shows the line item presentation of these funds received and those re-invested by us on our condensed consolidated balance sheets.

(in millions)	March 31, 2016	December 31, 2015
Restricted cash and cash equivalents	$349	$175
Securities purchased under agreements to resell	582	905
Investments in securities - Trading securities	1,075	447
Total	$2,006	$1,527
At March 31, 2016 and December 31, 2015, we had $436 million and $269 million, respectively, of collateral in the form of securities pledged to and held by us related to OTC derivative instruments. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. In addition, we had $40 million and $22 million of cash pledged to us related to cleared derivatives at March 31, 2016 and December 31, 2015, respectively.
Also, at March 31, 2016 and December 31, 2015, we had $0.4 billion and $0.7 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase loans sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.
Collateral Pledged by Freddie Mac

The aggregate fair value of all OTC derivative instruments that were in a liability position on March 31, 2016, was $2.8 billion for which we posted cash and non-cash collateral of $2.6 billion in the normal course of business. A reduction in our credit ratings may trigger additional collateral requirements related to our OTC derivative instruments. If a reduction in our credit ratings had triggered additional collateral requirements related to our OTC derivative instruments on March 31, 2016, we would have been required to post an additional $0.2 billion of collateral to our counterparties. A reduction in our credit ratings could also cause the clearinghouses or clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.

Freddie Mac Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below summarizes all securities pledged as collateral by us for derivatives and securities transactions where the secured party may repledge.

(in millions)	March 31, 2016	December 31, 2015
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$1,711	$1,293
Available-for-sale securities	175	—
Trading securities	1,995	2,487
Total securities pledged	$3,881	$3,780

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Cash Pledged
At March 31, 2016, we pledged $8.2 billion of collateral in the form of cash and cash equivalents, of which $1.6 billion related to our OTC derivative agreements as we had $2.8 billion of such derivatives in a net loss position. The remaining $6.6 billion was posted at clearing members or clearinghouses in connection with derivatives and securities transactions at March 31, 2016.
At December 31, 2015, we pledged $4.0 billion of collateral in the form of cash and cash equivalents, of which $0.9 billion related to our OTC derivative agreements as we had $1.9 billion of such derivatives in a net loss position. The remaining $3.1 billion was posted at clearing members or clearinghouses in connection with derivatives and securities transactions at December 31, 2015.

Freddie Mac Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9: STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.

	Three Months Ended March 31, 2016
(in millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$1,740	$(621)	$34	$1,153
Other comprehensive income before reclassifications(1)	129	—	2	131
Amounts reclassified from accumulated other comprehensive income	(10)	34	(1)	23
Changes in AOCI by component	119	34	1	154
Ending balance	$1,859	$(587)	$35	$1,307

	Three Months Ended March 31, 2015
(in millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$2,546	$(803)	$(13)	$1,730
Other comprehensive income before reclassifications(1)	331	—	6	337
Amounts reclassified from accumulated other comprehensive income	(174)	59	—	(115)
Changes in AOCI by component	157	59	6	222
Ending balance	$2,703	$(744)	$(7)	$1,952

(1)	For the three months ended March 31, 2016 and March 31, 2015, net of tax expense of $0.1 billion and $0.2 billion, respectively, for AOCI related to available-for-sale securities.

Freddie Mac Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Comprehensive Income
(in millions)	2016	2015
AOCI related to available-for-sale securities
	$72	$362	Other gains (losses) on investment securities recognized in earnings
	(57)	(93)	Net impairment of available-for-sale securities recognized in earnings
	15	269	Total before tax
	(5)	(95)	Tax (expense) or benefit
	10	174	Net of tax
AOCI related to cash flow hedge relationships
	—	—	Interest expense — Other debt
	(51)	(65)	Expense related to derivatives
	(51)	(65)	Total before tax
	17	6	Tax (expense) or benefit
	(34)	(59)	Net of tax
AOCI related to defined benefit plans
	1	—	Salaries and employee benefits
	—	—	Tax (expense) or benefit
	1	—	Net of tax
Total reclassifications in the period	$(23)	$115	Net of tax

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.6 billion and $0.7 billion at March 31, 2016 and March 31, 2015, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $136 million, net of taxes, of the $0.6 billion of cash flow hedge losses in AOCI at March 31, 2016 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 18 years.

Freddie Mac Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

SENIOR PREFERRED STOCK

At March 31, 2016, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount at March 31, 2016 and the Capital Reserve Amount of $1.2 billion in 2016, we do not have a dividend obligation to Treasury for the first quarter of 2016. See Note 2 for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion as of both March 31, 2016 and December 31, 2015.
STOCK ISSUANCES AND REPURCHASES

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the three months ended March 31, 2016, except for issuances of treasury stock relating to stock-based compensation granted prior to conservatorship.
EARNINGS PER SHARE

We have participating securities related to options and restricted stock units with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. These participating securities consist of:

•	Vested options to purchase common stock; and

•	Vested restricted stock units that earn dividend equivalents at the same rate when and as declared on common stock.
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
Diluted earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding during the period adjusted for the dilutive effect of common equivalent shares outstanding. For periods with net income attributable to common stockholders, the calculation includes the effect of the following common stock equivalent shares outstanding:

•	Weighted average shares related to stock options if the average market price during the period exceeds the exercise price; and

•	The weighted-average of restricted stock units.
During periods in which a net loss attributable to common stockholders has been incurred, potential

Freddie Mac Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect.
For purposes of the earnings-per-share calculation, all stock options outstanding at March 31, 2016 and March 31, 2015 were out of the money and excluded from the computation of dilutive potential common shares during the three months ended March 31, 2016 and March 31, 2015, respectively.
DIVIDENDS DECLARED

No common dividends were declared during the three months ended March 31, 2016. During the three months ended March 31, 2016 we paid dividends of $1.7 billion in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during the three months ended March 31, 2016.

Freddie Mac Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

NOTE 10: INCOME TAXES
INCOME TAX BENEFIT (EXPENSE)

For the three months ended March 31, 2016 and March 31, 2015, we reported an income tax benefit(expense) of $154 million and $(264) million, respectively, resulting in effective tax rates of 30.3% and 33.5%, respectively. Our effective tax rate differed from the statutory rate of 35% in these periods primarily due to our recognition of low income housing tax credits.
Deferred Tax Assets, Net

We had net deferred tax assets of $18.1 billion and $18.2 billion as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at March 31, 2016, we determined that it is more likely than not that our net deferred tax assets will be realized. Therefore, a valuation allowance was not necessary.
UNRECOGNIZED TAX BENEFITS

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of March 31, 2016.

Freddie Mac Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11: SEGMENT REPORTING
We have three reportable segments, which are based on the type of business activities each performs - Single-family Guarantee, Multifamily, and Investments. The chart below provides a summary of our three reportable segments and the All Other category. For more information, see our 2015 Annual Report.

Segment	Description	Financial Performance Measurement Basis
Single-family Guarantee	The Single-family Guarantee segment reflects results from our purchase, securitization, and guarantee of single-family loans and the management of single-family mortgage credit risk.	Contribution to GAAP net income (loss)
Multifamily
The Multifamily segment reflects results from our purchase, investment, securitization, and guarantee activities in multifamily loans and securities, and the management of multifamily mortgage credit risk.
Contribution to GAAP comprehensive income (loss)
Investments
The Investments segment reflects results from managing the company's mortgage-related investments portfolio (excluding Multifamily segment investments and single-family seriously delinquent loans), treasury function, and interest-rate risk.
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
During the three months ended March 31, 2016, we changed how we calculate certain components of our Segment Earnings for our Single-family Guarantee and Investments segments. The purpose of these changes is to simplify Segment Earnings results relative to GAAP results, as well as to reduce operational complexity. Prior period results have been revised to conform to the current period presentation. Changes include:

•
The discontinuation of adjustments to net interest income and management and guarantee fee income which reflected the amortization of cash premiums and discounts on the consolidated Freddie Mac mortgage-related securities we purchased as investments, as well as the amortization of certain guarantee buy-up and buy-down fees and credit delivery fees on mortgage loans we purchased. The discontinuation of the adjustments resulted in an increase to net interest income for the Investments segment of $181 million and a decrease to management and guarantee fee income for the Single-

Freddie Mac Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

family Guarantee segment of $66 million for the three months ended March 31, 2015 to align with the current presentation.

•
When we securitize loans into PCs, the premiums and discounts on the loans were previously amortized in net interest income. This amortization will now be reflected in other non-interest income, consistent with the amortization of the premiums and discounts on the securitized PCs themselves. We reclassified $348 million of expense from net interest income into other non-interest income for the Investments segment for the three months ended March 31, 2015 to align with the current presentation.

•
Impacts from the reclassification of mortgage loans from held-for-investment to held-for-sale will be reflected in aggregate as other non-interest income. We reclassified $692 million of benefit from (provision) benefit for credit losses and $360 million of expense from other non-interest expense into other non-interest income for the Single-family Guarantee segment for the three months ended March 31, 2015 to align with the current presentation.

The table below presents Segment Earnings by segment.

	Three Months Ended March 31,
(in millions)	2016	2015
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$810	$60
Multifamily	147	284
Investments	(1,311)	180
All Other	—	—
Total Segment Earnings, net of taxes	(354)	524
Net income	$(354)	$524
Comprehensive income (loss) of segments:
Single-family Guarantee	$811	$59
Multifamily	150	264
Investments	(1,161)	416
All Other	—	7
Comprehensive income of segments	(200)	746
Comprehensive income	$(200)	$746

Freddie Mac Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The tables below present detailed reconciliations between our GAAP financial statements and Segment Earnings for our reportable segments and All Other.

	Three Months Ended March 31, 2016
					Total Segment Earnings (Loss)		Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
	(in millions)
Net interest income (loss)	$(118)	$252	$748	$—	$882	$2,523	$3,405
Management and guarantee fee income(1)	1,285	108	—	—	1,393	(1,283)	110
Benefit for credit losses	289	5	—	—	294	173	467
Net interest income and management and guarantee income after benefit (provision) for credit losses	1,456	365	748	—	2,569	1,413	3,982
Net impairment of available-for-sale securities recognized in earnings	—	—	81	—	81	(138)	(57)
Derivative gains (losses)	(8)	(787)	(2,995)	—	(3,790)	(771)	(4,561)
Gains (losses) on trading securities	—	62	169	—	231	—	231
Gains (losses) on mortgage loans	—	497	—	—	497	(19)	478
Other non-interest income (loss)	195	178	189	—	562	(186)	376
Administrative expenses	(295)	(80)	(73)	—	(448)	—	(448)
REO operations income (expense)	(84)	—	—	—	(84)	—	(84)
Other non-interest expense	(100)	(24)	(2)	—	(126)	(299)	(425)
Income tax (expense) benefit	(354)	(64)	572	—	154	—	154
Net income (loss)	810	147	(1,311)	—	(354)	—	(354)
Changes in unrealized gains (losses) related to available-for-sale securities	—	3	116	—	119	—	119
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	34	—	34	—	34
Changes in defined benefit plans	1	—	—	—	1	—	1
Total other comprehensive income (loss), net of taxes	1	3	150	—	154	—	154
Comprehensive income (loss)	$811	$150	$(1,161)	$—	$(200)	$—	$(200)

Freddie Mac Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	Three Months Ended March 31, 2015
					Total Segment Earnings (Loss)		Total per Consolidated Statements of Comprehensive Income
	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
	(in millions)
Net interest income (loss)	$(137)	$242	$1,155	$—	$1,260	$2,387	$3,647
Management and guarantee fee income(1)	1,257	73	—	—	1,330	(1,242)	88
(Provision) benefit for credit losses	(380)	3	—	—	(377)	876	499
Net interest income and management and guarantee income after benefit (provision) for credit losses	740	318	1,155	—	2,213	2,021	4,234
Net impairment of available-for-sale securities recognized in earnings	—	(17)	118	—	101	(194)	(93)
Derivative gains (losses)	(37)	(199)	(1,428)	—	(1,664)	(739)	(2,403)
Gains (losses) on trading securities	—	10	45	—	55	—	55
Gains (losses) on mortgage loans	—	353	—	—	353	(553)	(200)
Other non-interest income (loss)	(146)	44	461	—	359	47	406
Administrative expenses	(300)	(70)	(81)	—	(451)	—	(451)
REO operations income (expense)	(75)	—	—	—	(75)	—	(75)
Other non-interest expense	(92)	(11)	—	—	(103)	(582)	(685)
Income tax (expense) benefit	(30)	(144)	(90)	—	(264)	—	(264)
Net income	60	284	180	—	524	—	524
Changes in unrealized gains (losses) related to available-for-sale securities	—	(20)	177	—	157	—	157
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	59	—	59	—	59
Changes in defined benefit plans	(1)	—	—	7	6	—	6
Total other comprehensive income (loss), net of taxes	(1)	(20)	236	7	222	—	222
Comprehensive income	$59	$264	$416	$7	$746	$—	$746

(1)	Management and guarantee fee income is included in other income (loss) on our GAAP consolidated statements of comprehensive income.

Freddie Mac Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12: CONCENTRATION OF CREDIT AND OTHER RISKS
SINGLE-FAMILY CREDIT GUARANTEE PORTFOLIO

The table below summarizes the concentration by book and geographic area of the approximately $1.7 trillion UPB of our single-family credit guarantee portfolio at both March 31, 2016 and December 31, 2015. See Note 4 and Note 5 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.

	March 31, 2016		December 31, 2015		Percent of Credit Losses Three Months Ended
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	March 31, 2016	March 31, 2015
Book of Business
Core single-family book	68%	0.19%	66%	0.21%	6%	2%
HARP and other relief refinance book	17	0.69%	18	0.72%	15	5
Legacy single-family book	15	3.86%	16	4.12%	79	93
Total	100%	1.20%	100%	1.32%	100%	100%
Region(1)
West	30%	0.73%	29%	0.79%	12%	12%
Northeast	25	1.84%	26	2.04%	37	47
North Central	17	1.03%	17	1.13%	25	13
Southeast	16	1.41%	16	1.57%	21	25
Southwest	12	0.81%	12	0.88%	5	3
Total	100%	1.20%	100%	1.32%	100%	100%
State(2)
Illinois	5%	1.48%	5%	1.62%	10%	7%
Florida	5	1.90%	5	2.16%	10	20
New York	5	2.64%	5	2.94%	10	15
New Jersey	4	3.42%	4	3.90%	9	18
California	18	0.56%	18	0.60%	6	4
All other	63	1.03%	63	1.12%	55	36
Total	100%	1.20%	100%	1.32%	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during the three months ended March 31, 2016.
CREDIT PERFORMANCE OF CERTAIN HIGHER RISK SINGLE-FAMILY LOAN CATEGORIES

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A. Although we discontinued new purchases of loans with lower documentation standards beginning March 1, 2009, we continued to purchase certain amounts of these loans in cases where the loan was either:

•	Purchased pursuant to a previously issued other mortgage-related guarantee;

Freddie Mac Form 10-Q	103

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

•	Part of our relief refinance initiative; or

•	In another refinance loan initiative and the pre-existing loan (including Alt-A loans) was originated under less than full documentation standards.
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
Presented below is a summary of the serious delinquency rates of certain higher-risk categories (based on characteristics of the loan at origination) of loans in our single-family credit guarantee portfolio. The table includes a presentation of each higher-risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%). Loans with a combination of these attributes will have an even higher risk of delinquency than those with an individual attribute.

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Interest-only	1%	1%	5.55%	6.02%
Alt-A	2%	2%	6.01%	6.32%
Original LTV ratio greater than 90%(2)	16%	16%	1.81%	2.01%
Lower credit scores at origination (less than 620)	2%	2%	6.17%	6.67%

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchase as part of our participation in the MHA Program.
SELLERS AND SERVICERS

We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The table below summarizes the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume.

Freddie Mac Form 10-Q	104

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

	Three Months Ended
	March 31, 2016	March 31, 2015
Single-family Seller
Wells Fargo Bank, N.A.	13%	10%
Other top 10 sellers	35	41
Top 10 single-family sellers	48%	51%
Multifamily Seller
Berkadia Commercial Mortgage LLC	26%	6%
CBRE Capital Markets, Inc.	19	18
Walker & Dunlop, LLC	14	17
Other top 10 sellers	29	43
Top 10 multifamily sellers	88%	84%
In recent years, there has been a shift in our purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown rapidly in recent years, and we purchase a significant share of our loans from them. Our top three non-depository sellers provided approximately 12% of our single-family purchase volume during the three months ended March 31, 2016.
Significant portions of our single-family and multifamily loans are serviced by several large servicers. The table below summarizes the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family credit guarantee portfolio and our multifamily mortgage portfolio, excluding loans underlying K Certificates.

	March 31, 2016	December 31, 2015
Single-family Servicer
Wells Fargo Bank, N.A.	20%	20%
JP Morgan Chase Bank, N.A.	10	10
Other top 10 servicers	34	35
Top 10 single-family servicers	64%	65%
Multifamily Servicer
Berkadia Commercial Mortgage LLC	14%	14%
Wells Fargo Bank, N.A.	13	14
CBRE Capital Markets, Inc.	13	12
Other top 10 servicers	38	36
Top 10 multifamily servicers	78%	76%
In recent years, there has been a shift in our servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our loans. As of both March 31, 2016 and December 31, 2015, approximately 10% of our single-family credit guarantee portfolio was serviced by our three largest non-depository servicers, on a combined basis. Several of these non-depository servicers also service a large share of the loans underlying our investments in non-agency mortgage-related securities.

Freddie Mac Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

Ocwen Financial Corp. (Ocwen) and its subsidiaries and/or affiliates continue to be the subject of adverse regulatory scrutiny. Although we have taken steps to reduce our exposure to them, Ocwen remains one of our significant non-depository servicers. We continue to closely monitor the performance of Ocwen’s $26.0 billion servicing portfolio as of March 31, 2016.
MORTGAGE INSURERS

We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our loan loss reserves. See Note 4 for additional information. As of March 31, 2016, mortgage insurers provided coverage with maximum loss limits of $67.6 billion, for $263.4 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall mortgage insurance coverage.

		Mortgage Insurance Coverage
	Credit Rating(1)	March 31, 2016	December 31, 2015
Radian Guaranty Inc.	BBB-	22%	22%
United Guaranty Residential Insurance Company	BBB+	22	23
Mortgage Guaranty Insurance Corporation	BBB-	21	21
Genworth Mortgage Insurance Corporation	BB+	14	14
Total		79%	80%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of March 31, 2016. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

We received proceeds of $0.1 billion and $0.2 billion during the three months ended March 31, 2016 and March 31, 2015, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.2 billion and $0.3 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of March 31, 2016 and December 31, 2015, respectively. The balance of these receivables, net of associated reserves, was approximately $0.2 billion at both March 31, 2016 and December 31, 2015.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both in rehabilitation, and a substantial portion of their claims is recorded by us as deferred payment obligations. As of both March 31, 2016 and December 31, 2015, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.

Freddie Mac Form 10-Q	106

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

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
Our cash and other investments (including non-mortgage-related investments and cash equivalents) counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. As of March 31, 2016 and December 31, 2015, including amounts related to our consolidated VIEs, there were $62.9 billion and $83.8 billion, respectively, of cash and securities purchased under agreements to resell invested with institutional counterparties, Treasury securities classified as cash equivalents, or cash deposited with the Federal Reserve Bank of New York. As of March 31, 2016, all of our securities purchased under agreements to resell were fully collateralized.
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

Freddie Mac Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

We have also been working with an investor consortium that seeks to enforce certain claims relating to certain Citigroup non-agency mortgage-related securities. In April 2014, Citigroup Inc. entered into a settlement agreement with the trustees of the securities covered by the settlement. In December 2015, a New York state court entered a judgment approving the settlement in all respects. The order became final in January 2016. It is likely that the conditions of the settlement will be fully satisfied in the near term. As a result, we expect to receive a benefit for those securitizations that we hold at the time of such distributions. This benefit, which is expected to be approximately $0.1 billion, will be reflected in earnings recognized over the expected life of the securities.
We have also been working with an investor consortium that seeks to enforce certain claims with J.P. Morgan Chase & Co. relating to a number of mortgage securitization trusts. In October 2014, the trustees of the securitizations filed suit in New York state court seeking approval of the settlement. If the settlement is approved, we would expect to receive a benefit from the settlement for those covered securitizations that we hold at the time settlement proceeds are distributed to the trusts. It is not possible to predict the timing or ultimate outcome of the approval process for this settlement, which could take substantial time.
The majority of the single-family loans underlying our investments in non-agency mortgage-related securities are serviced by non-depository servicers. As of both March 31, 2016 and December 31, 2015, approximately $13.0 billion in UPB of loans underlying our investments in single-family non-agency mortgage-related securities were serviced by subsidiaries and/or affiliates of Ocwen.

Freddie Mac Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

NOTE 13: FAIR VALUE DISCLOSURE
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

Freddie Mac Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

VALUATION TECHNIQUES

HARP Loans
For loans that have been refinanced under HARP, we value our guarantee obligation using the management and guarantee fees currently charged by us under that initiative. HARP loans valued using this technique are classified as Level 2, as the fees charged by us are observable. The majority of our HARP loans are classified as Level 2. If, subsequent to delivery, the refinanced loan no longer qualifies for purchase based on current underwriting standards (such as becoming past due or being modified), the fair value of the guarantee obligation is then measured using our internal credit models or the median of external sources, if the loan’s principal market has changed to the whole loan market. HARP loans valued using either of these techniques are classified as Level 3 as significant inputs are unobservable.
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends in December 2016, the beneficial pricing afforded to HARP loans will no longer be reflected in the pricing structure of our management and guarantee fees. If these benefits were not reflected in the pricing for these loans, the fair value of our loans would have decreased by $10.6 billion and $12.9 billion as of March 31, 2016 and December 31, 2015, respectively. The total fair value of the loans in our portfolio that reflect the pricing afforded to HARP loans as of March 31, 2016 and December 31, 2015 is $76.4 billion and $82.8 billion, respectively.
ASSETS AND LIABILITIES ON OUR CONSOLIDATED BALANCE SHEETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following tables present our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.

Freddie Mac Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	March 31, 2016
(in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$29,906	$4,369	$—	$34,275
Fannie Mae	—	6,763	84	—	6,847
Ginnie Mae	—	154	1	—	155
CMBS	—	6,440	3,627	—	10,067
Subprime	—	—	11,947	—	11,947
Option ARM	—	—	3,325	—	3,325
Alt-A and other	—	—	2,940	—	2,940
Obligations of states and political subdivisions	—	—	1,012	—	1,012
Manufactured housing	—	—	556	—	556
Total available-for-sale securities, at fair value	—	43,263	27,861	—	71,124
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	14,648	123	—	14,771
Fannie Mae	—	6,153	29	—	6,182
Ginnie Mae	—	144	—	—	144
Other	—	135	1	—	136
Total mortgage-related securities	—	21,080	153	—	21,233
Non-mortgage-related securities	15,238	—	—	—	15,238
Total trading securities, at fair value	15,238	21,080	153	—	36,471
Total investments in securities	15,238	64,343	28,014	—	107,595
Mortgage loans:
Held-for-sale, at fair value	—	22,415	—	—	22,415
Derivative assets, net:
Interest-rate swaps	—	7,295	—	—	7,295
Option-based derivatives	—	6,661	—	—	6,661
Other	—	125	23	—	148
Subtotal, before netting adjustments	—	14,081	23	—	14,104
Netting adjustments(1)	—	—	—	(13,290)	(13,290)
Total derivative assets, net	—	14,081	23	(13,290)	814
Other assets:
Guarantee asset, at fair value	—	—	1,894	—	1,894
Non-derivative held-for-sale purchase commitments, at fair value	—	74	—	—	74
Total other assets	—	74	1,894	—	1,968
Total assets carried at fair value on a recurring basis	$15,238	$100,913	$29,931	$(13,290)	$132,792
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$122	$—	$—	$122
Other debt, at fair value	—	6,793	—	—	6,793
Derivative liabilities, net:
Interest-rate swaps	—	20,049	—	—	20,049
Option-based derivatives	—	156	—	—	156
Other	—	170	34	—	204
Subtotal, before netting adjustments	—	20,375	34	—	20,409
Netting adjustments(1)	—	—	—	(18,777)	(18,777)
Total derivative liabilities, net	—	20,375	34	(18,777)	1,632
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	24	—	—	24
All other, at fair value	—	—	8	—	8
Total other liabilities	—	24	8	—	32
Total liabilities carried at fair value on a recurring basis	$—	$27,314	$42	$(18,777)	$8,579

Freddie Mac Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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

(1)
Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable. The net cash collateral posted was $5.9 billion and $2.3 billion, respectively, at March 31, 2016 and December 31, 2015. The net interest receivable (payable) of derivative assets and derivative liabilities was $(0.5) billion and $(0.6) billion at March 31, 2016 and December 31, 2015, respectively, which was mainly related to interest rate swaps.

Freddie Mac Form 10-Q	112

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

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
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis.

	March 31, 2016				December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$770	$3,729	$4,499	$—	$1,130	$5,851	$6,981
REO, net(2)	—	—	839	839	—	—	1,046	1,046
Total assets measured at fair value on a non-recurring basis	$—	$770	$4,568	$5,338	$—	$1,130	$6,897	$8,027

(1)
Includes loans that are classified as held-for-investment and have been measured for impairment based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost. Includes the correction of an error in previously reported amounts that is not material to the consolidated financial statements.

(2)
Represents the fair value of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was adjusted to fair value of $0.8 billion, less estimated costs to sell of $55 million (or approximately $0.8 billion) at March 31, 2016. The carrying amount of REO, net was adjusted to fair value of $1.0 billion, less estimated costs to sell of $68 million (or approximately $0.9 billion) at December 31, 2015.

LEVEL 3 FAIR VALUE MEASUREMENTS

The table below presents a reconciliation of all assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3), including transfers into and out of Level 3 assets and liabilities. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our consolidated statements of comprehensive income for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

Freddie Mac Form 10-Q	113

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	Three Months Ended March 31, 2016
		Realized and unrealized gains (losses)
	Balance, January 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2016	Unrealized gains (losses) still held
	in millions
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,608	$14	$1	$15	$1,755	$—	$(362)	$(89)	$714	$(272)	$4,369	$—
Fannie Mae	90	—	—	—	—	—	—	(6)	—	—	84	—
Ginnie Mae	1	—	—	—	—	—	—	—	—	—	1	—
CMBS	3,530	—	88	88	17	—	—	(8)	—	—	3,627	—
Subprime	12,802	26	(171)	(145)	—	—	(208)	(502)	—	—	11,947	18
Option ARM	3,678	58	(88)	(30)	—	—	(182)	(141)	—	—	3,325	28
Alt-A and other	3,278	34	(39)	(5)	—	—	(185)	(148)	—	—	2,940	28
Obligations of states and political subdivisions	1,205	—	(2)	(2)	—	—	—	(191)	—	—	1,012	—
Manufactured housing	575	—	(4)	(4)	—	—	—	(15)	—	—	556	—
Total available-for-sale mortgage-related securities	27,767	132	(215)	(83)	1,772	—	(937)	(1,100)	714	(272)	27,861	74
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	331	(5)	—	(5)	50	11	(139)	(2)	8	(131)	123	(2)
Fannie Mae	41	1	—	1	—	—	(13)	—	—	—	29	(1)
Other	2	—	—	—	—	—	—	(1)	—	—	1	—
Total trading mortgage-related securities	374	(4)	—	(4)	50	11	(152)	(3)	8	(131)	153	(3)
Other assets:
Guarantee asset	1,753	58	—	58	142	16	—	(75)	—	—	1,894	58

		Realized and unrealized (gains) losses
	Balance, January 1, 2016	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, March 31, 2016	Unrealized (gains) losses still held
	(in millions)
Liabilities
Net derivatives(2)	$8	$18	$—	$18	$—	$—	$—	$(15)	$—	$—	$11	$3
Other liabilities:
All other, at fair value	10	(2)	—	(2)	—	—	—	—	—	—	8	8

Freddie Mac Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	Three Months Ended March 31, 2015
		Realized and unrealized gains (losses)
	Balance, January 1, 2015	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, March 31, 2015	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$4,231	$—	$(2)	$(2)	$1,010	$—	$(654)	$22	$—	$(1,924)	$2,683	$—
Fannie Mae	85	—	1	1	—	—	—	(7)	43	(9)	113	—
Ginnie Mae	4	—	—	—	—	—	—	(1)	—	—	3	—
CMBS	3,474	(17)	101	84	—	—	—	(6)	—	—	3,552	(17)
Subprime	20,589	192	12	204	—	—	(2,892)	(102)	—	—	17,799	(65)
Option ARM	5,649	11	(29)	(18)	—	—	(168)	(187)	—	—	5,276	(11)
Alt-A and other	5,027	6	(11)	(5)	—	—	(106)	(143)	15	—	4,788	(1)
Obligations of states and political subdivisions	2,198	—	(5)	(5)	—	—	—	(366)	—	—	1,827	—
Manufactured housing	638	—	(1)	(1)	—	—	(4)	(14)	—	—	619	—
Total available-for-sale mortgage-related securities	41,895	192	66	258	1,010	—	(3,824)	(804)	58	(1,933)	36,660	(94)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	927	2	—	2	44	128	(5)	(10)	34	(609)	511	2
Fannie Mae	232	2	—	2	—	—	(2)	(2)	6	(97)	139	2
Ginnie Mae	1	—	—	—	—	—	(1)	—	—	—	—	—
Other	4	4	—	4	—	—	(4)	—	—	—	4	—
Total trading mortgage-related securities	1,164	8	—	8	44	128	(12)	(12)	40	(706)	654	4
Other assets:
Guarantee asset	1,626	(15)	—	(15)	—	93	—	(135)	—	—	1,569	(15)
All other, at fair value	5	1	—	1	—	—	—	—	—	—	6	1
Total other assets	1,631	(14)	—	(14)	—	93	—	(135)	—	—	1,575	(14)

		Realized and unrealized (gains) losses
	Balance, January 1, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, March 31, 2015	Unrealized (gains) losses still held
	(in millions)
Liabilities
Net derivatives(2)	$10	$25	$—	$25	$—	$—	$—	$(10)	$—	$—	$25	$15

(1)
Transfers out of Level 3 during the three months ended March 31, 2016 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Freddie Mac securities are generally classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during the three months ended March 31, 2016 consisted primarily of certain mortgage-related securities due to a lack of market activity and relevant price quotes from dealers and third-party pricing services.

(2)	Amounts are prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3).

Freddie Mac Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

March 31, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$3,699	Discounted cash flows	OAS	(38) - 491 bps	97 bps
	670	Other
Total Freddie Mac	4,369
Fannie Mae	36	Median of external sources
	33	Single external source
	15	Other
Total Fannie Mae	84
Ginnie Mae	1	Discounted cash flows
Total Ginnie Mae	1
CMBS	3,610	Risk Metrics	Effective duration	2.90 - 10.77 years	9.32 years
	17	Other
Total CMBS	3,627
Subprime, option ARM, and Alt-A:
Subprime	11,406	Median of external sources	External pricing sources	$70.2 - $74.2	$72.1
	541	Other
Total subprime	11,947
Option ARM	3,093	Median of external sources	External pricing sources	$64.6 - $69.5	$67.3
	232	Other
Total option ARM	3,325
Alt-A and other	2,153	Median of external sources	External pricing sources	$84.9 - $88.2	$86.7
	477	Single external source	External pricing source	$83.8 - $83.8	$83.8
	310	Other
Total Alt-A and other	2,940
Obligations of states and political subdivisions	917	Median of external sources	External pricing sources	$101.5 - $101.9	$101.7
	95	Other
Total obligations of states and political subdivisions	1,012
Manufactured housing	485	Median of external sources	External pricing sources	$90.0 - $93.3	$91.5
	71	Other
Total manufactured housing	556
Total available-for-sale mortgage-related securities	27,861
Trading, at fair value
Mortgage-related securities
Freddie Mac	95	Discounted cash flows
	11	Risk Metrics
	17	Other
Total Freddie Mac	123
Fannie Mae	29	Discounted cash flows
Total Fannie Mae	29
Ginnie Mae	—
Other	1	Discounted cash flows
Total other	1
Total trading mortgage-related securities	153
Total investments in securities	$28,014
Other assets:
Guarantee asset, at fair value	$1,763	Discounted cash flows	OAS	17 - 198 bps	58 bps
	131	Other
Total guarantee asset, at fair value	1,894
Liabilities
Net derivatives	11	Other
Total net derivatives	11
Other liabilities
All other, at fair value	8	Other
Total all other, at fair value	8

Freddie Mac Form 10-Q	116

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

December 31, 2015
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$2,145	Discounted cash flows	OAS	(46) - 503 bps	86 bps
	463	Other
Total Freddie Mac	2,608
Fannie Mae	37	Median of external sources
	36	Single external source
	17	Other
Total Fannie Mae	90
Ginnie Mae	1	Discounted cash flows
Total Ginnie Mae	1
CMBS	3,530	Risk Metrics	Effective duration	3.15 - 11.02 years	9.57 years
Total CMBS	3,530
Subprime, option ARM, and Alt-A:
Subprime	11,652	Median of external sources	External pricing sources	$73.2 - $77.3	$75.0
	1,150	Other
Total subprime	12,802
Option ARM	3,190	Median of external sources	External pricing sources	$67.8 - $72.4	$69.9
	488	Other
Total option ARM	3,678
Alt-A and other	2,601	Median of external sources	External pricing sources	$85.8 - $89.3	$87.6
	506	Single external source	External pricing source	$84.7 - $84.7	$84.7
	171	Other
Total Alt-A and other	3,278
Obligations of states and political subdivisions	1,099	Median of external sources	External pricing sources	$101.4 - $101.8	$101.6
	106	Other
Total obligations of states and political subdivisions	1,205
Manufactured housing	505	Median of external sources	External pricing sources	$90.4 - $93.7	$92.1
	70	Other
Total manufactured housing	575
Total available-for-sale mortgage-related securities	27,767
Trading, at fair value
Mortgage-related securities
Freddie Mac	249	Discounted cash flows	OAS	(1,315) - 1,959 bps	129 bps
	19	Risk Metrics
	63	Other
Total Freddie Mac	331
Fannie Mae	41	Discounted cash flows
Total Fannie Mae	41
Ginnie Mae	—
Other	1	Median of external sources
	1	Discounted cash flows
Total other	2
Total trading mortgage-related securities	374
Total investments in securities	$28,141
Other assets:
Guarantee asset, at fair value	$1,623	Discounted cash flows	OAS	17 - 198 bps	57 bps
	130	Other
Total guarantee asset, at fair value	1,753
Liabilities
Net derivatives	8	Other
Total net derivatives	8
Other liabilities
All other, at fair value	10	Other
Total all other, at fair value	10
The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a non-recurring basis using unobservable inputs (Level 3). Certain of the fair values in the table below were not obtained as of the period end, but were obtained during the period.

Freddie Mac Form 10-Q	117

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

March 31, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$3,729
		Internal model	Historical sales proceeds	$3,000 - $788,699	$191,075
		Internal model	Housing sales index	41 - 470 bps	91 bps
		Third-party appraisal	Property value	$1 million - $30 million	$28 million
		Income capitalization(1)	Capitalization rates	6% - 9%	6%
		Median of external sources	External pricing sources	$38.1 - $94.1	$69.4
REO, net	$839
		Internal model	Historical sales proceeds	$3,000 - $677,440	$154,037
		Internal model	Housing sales index	43 - 470 bps	88 bps
		Other

December 31, 2015
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$5,851
		Internal model	Historical sales proceeds	$3,000 - $788,699	$191,957
		Internal model	Housing sales index	44 - 428 bps	90 bps
		Third-party appraisal	Property value	$1 million - $30 million	$28 million
		Income capitalization(1)	Capitalization rates	6%- 9%	7%
		Median of external sources	External pricing sources	$39.0 - $94.6	$70.0
REO, net	$1,046
		Internal model	Historical sales proceeds	$3,000 - $581,751	$155,885
		Internal model	Housing sales index	44 - 428 bps	87 bps
		Other

(1)
The predominant valuation technique used for multifamily loans. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below presents the carrying value and estimated fair value of our financial instruments. For certain types of financial instruments, such as cash and cash equivalents, restricted cash and cash equivalents, securities purchased under agreements to resell, and advances to lenders, the carrying value on our GAAP balance sheets approximates fair value, and these assets are short-term in nature and have limited market value volatility.

Freddie Mac Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	March 31, 2016
		Fair Value
(in millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
Financial Assets
Cash and cash equivalents	$6,158	$6,158	$—	$—	$—	$6,158
Restricted cash and cash equivalents	16,671	16,671	—	—	—	16,671
Securities purchased under agreements to resell	40,098	—	40,098	—	—	40,098
Investments in securities:
Available-for-sale, at fair value	71,124	—	43,263	27,861	—	71,124
Trading, at fair value	36,471	15,238	21,080	153	—	36,471
Total investments in securities	107,595	15,238	64,343	28,014	—	107,595
Mortgage loans:
Loans held by consolidated trusts	1,635,242	—	1,517,455	155,576	—	1,673,031
Loans held by Freddie Mac	127,391	—	37,180	91,380	—	128,560
Total mortgage loans	1,762,633	—	1,554,635	246,956	—	1,801,591
Derivative assets, net	814	—	14,081	23	(13,290)	814
Guarantee asset	1,894	—	—	2,104	—	2,104
Non-derivative purchase commitments, at fair value	74	—	106	8	—	114
Advances to lenders	680	—	—	680	—	680
Total financial assets	$1,936,617	$38,067	$1,673,263	$277,785	$(13,290)	$1,975,825
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,568,183	$—	$1,656,668	$3,516	$—	$1,660,184
Other debt	387,435	—	388,906	5,950	—	394,856
Total debt, net	1,955,618	—	2,045,574	9,466	—	2,055,040
Derivative liabilities, net	1,632	—	20,375	34	(18,777)	1,632
Guarantee obligation	1,808	—	—	3,303	—	3,303
Non-derivative purchase commitments, at fair value	24	—	29	28	—	57
Total financial liabilities	$1,959,082	$—	$2,065,978	$12,831	$(18,777)	$2,060,032

Freddie Mac Form 10-Q	119

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2015
		Fair Value
(in millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
Financial Assets
Cash and cash equivalents	$5,595	$5,595	$—	$—	$—	$5,595
Restricted cash and cash equivalents	14,533	14,533	—	—	—	14,533
Securities purchased under agreements to resell	63,644	—	63,644	—	—	63,644
Investments in securities:
Available-for-sale, at fair value	74,937	—	47,170	27,767	—	74,937
Trading, at fair value	39,278	17,151	21,753	374	—	39,278
Total investments in securities	114,215	17,151	68,923	28,141	—	114,215
Mortgage loans:
Loans held by consolidated trusts	1,625,184	—	1,477,251	162,947	—	1,640,198
Loans held by Freddie Mac	129,009	—	31,831	97,133	—	128,964
Total mortgage loans	1,754,193	—	1,509,082	260,080	—	1,769,162
Derivative assets, net	395	—	9,766	25	(9,396)	395
Guarantee asset	1,753	—	—	1,958	—	1,958
Advances to lenders	910	—	910	—	—	910
Total financial assets	$1,955,238	$37,279	$1,652,325	$290,204	$(9,396)	$1,970,412
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,556,121	$—	$1,624,019	$805	$—	$1,624,824
Other debt	414,306	—	412,752	6,586	—	419,338
Total debt, net	1,970,427	—	2,036,771	7,391	—	2,044,162
Derivative liabilities, net	1,254	—	12,378	33	(11,157)	1,254
Guarantee obligation	1,729	—	—	3,129	—	3,129
Total financial liabilities	$1,973,410	$—	$2,049,149	$10,553	$(11,157)	$2,048,545
FAIR VALUE OPTION

We elected the fair value option for certain types of investments in securities, multifamily held-for-sale loans, certain multifamily held-for-sale loan purchase commitments, and certain debt.
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option.

	March 31, 2016		December 31, 2015
(in millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Multifamily Held-For-Sale Loans	Other Debt - Long Term
Fair value	$22,415	$6,793	$17,660	$7,045
Unpaid principal balance	21,995	6,842	17,673	7,093
Difference	$420	$(49)	$(13)	$(48)

Freddie Mac Form 10-Q	120

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Changes in Fair Value under the Fair Value Option Election

We recorded gains (losses) of $0.5 billion and $0.4 billion for the three months ended March 31, 2016 and March 31, 2015, respectively, from the change in fair value on multifamily held-for-sale loans recorded at fair value in other income in our condensed consolidated statements of comprehensive income.
We recorded gains (losses) of $38 million for the three months ended March 31, 2016 from the change in fair value of multifamily held-for-sale loan purchase commitments recorded at fair value in other income in our condensed consolidated statements of comprehensive income.
Gains (losses) on debt securities with the fair value option elected were $13 million and $(189) million for the three months ended March 31, 2016 and March 31, 2015, respectively, and were recorded in other income in our condensed consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for the three months ended March 31, 2016 and March 31, 2015 for any assets or liabilities for which we elected the fair value option.

Freddie Mac Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

NOTE 14: LEGAL CONTINGENCIES
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
On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac filed a proof of loss under the bonds. The underwriters moved for partial summary judgment against Freddie Mac in April 2013. The Court denied this motion in March 2014, and the underwriters subsequently appealed the denial of the motion to the U.S. District Court. Numerous additional motions for summary judgment filed by the parties, including by Freddie Mac, are pending. In February 2015, the Court granted summary judgment against TBW on its claims. Freddie Mac has moved for a clarification that the Court’s judgment does not apply to Freddie Mac’s separate claims against Lloyds. In September 2015, TBW advised the Court that a settlement had been reached. In March 2016, the settlement agreement was submitted to the Court for approval. On April 25, 2016, the Court approved the settlement. The Court’s order remains subject to potential appeal, and is therefore not yet final.
On December 29, 2014, Freddie Mac filed an action in the U.S. District Court for the Southern District of New York against certain underwriters at Lloyds, London and several other insurance carriers seeking coverage for $111 million in losses under Freddie Mac’s primary and excess financial institution bonds. The losses resulted from fraud perpetrated by senior officers and employees of TBW. On April 11, 2016, the parties advised the Court that a settlement in principle among Freddie Mac and almost all of the

Freddie Mac Form 10-Q	122

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

insurance carriers had been reached. The settlement is subject to necessary approvals and documentation, which are now proceeding.
LIBOR LAWSUIT

On March 14, 2013, Freddie Mac filed a lawsuit in the U.S. District Court for the Eastern District of Virginia against the British Bankers Association and the 16 U.S. Dollar LIBOR panel banks and a number of their affiliates. The case was subsequently transferred to the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants fraudulently and collusively depressed LIBOR, a benchmark interest rate indexed to trillions of dollars of financial products, and asserts claims for antitrust violations, breach of contract, tortious interference with contract and fraud. Freddie Mac filed an amended complaint in July 2013, and a second amended complaint in October 2014. The defendants moved to dismiss the second amended complaint; Freddie Mac opposed this motion. In August 2015, the Court dismissed the portion of our claim related to antitrust violations and fraud and we filed a motion for reconsideration. On March 31, 2016, the Court granted a portion of our motion, finding personal jurisdiction over certain defendants, and denied the portion of our motion with respect to statutes of limitation for our fraud claims.
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

Freddie Mac Form 10-Q	123

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
FHFA, joined by Freddie Mac and Fannie Mae, moved to dismiss the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case and the other related cases in January 2014. Treasury filed a motion to dismiss the same day. In September 2014, the District Court granted the motions and dismissed the plaintiffs’ claims. In October 2014, plaintiffs in the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case filed a notice of appeal of the District Court’s decision. The scope of this appeal includes the American European Insurance Company shareholder derivative lawsuit. In October 2014, Arrowood filed a notice of appeal of the District Court’s decision. Defendants have opposed the appeals.
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

Freddie Mac Form 10-Q	124

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Litigation in the U.S. District Court for the District of Delaware

Jacobs and Hindes vs. FHFA and Treasury. This case was filed on August 17, 2015 as a putative class action lawsuit purportedly on behalf of a class of holders of preferred stock or common stock issued by Freddie Mac or Fannie Mae. The case was also filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac and Fannie Mae as “nominal” defendants. The complaint alleges, among other items, that the August 2012 amendment to the Purchase Agreement violated applicable state law and constituted a breach of contract, as well as a breach of covenants of good faith and fair dealing. Plaintiffs seek equitable and injunctive relief (including restitution of the monies paid by Freddie Mac and Fannie Mae to Treasury under the net worth sweep dividend), compensatory damages, attorneys’ fees, costs and expenses. In March 2016, FHFA filed a motion with the U.S. Judicial Panel on Multidistrict Litigation to transfer this case to the U.S. District Court for the District of Columbia. The Delaware Court has stayed this case pending resolution of FHFA's motion.
Litigation in the U.S. District Court for the Eastern District of Virginia

Pagliara vs. Federal Home Loan Mortgage Corporation. This case was filed on March 14, 2016 in the Circuit Court of Fairfax County, Virginia, and subsequently removed to the U.S. District Court for the Eastern District of Virginia. The plaintiff seeks an order to permit inspection and copying of corporate records under Virginia law, primarily for the purpose of investigating potential claims arising from the net worth sweep. In March 2016, FHFA filed a motion with the U.S. Judicial Panel on Multidistrict Litigation to transfer this case to the U.S. District Court for the District of Columbia. As discussed below, the plaintiff sent a letter to the Board related to this issue in January 2016.
At present, it is not possible for us to predict the probable outcome of the lawsuits discussed above in the U.S. District Courts and the U.S. Court of Federal Claims (including the outcome of any appeal) or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matters due to a number of factors, including the inherent uncertainty of pre-trial litigation. In addition, with respect to the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case, the plaintiffs have not demanded a stated amount of damages they believe are due, and the Court has not certified a class.
Stockholder Letters

We received two letters dated January 19, 2016 addressed to the Board of Directors, each purportedly on behalf of the same holder of stock of Freddie Mac. The first letter urged the members of the Board to take various steps under Virginia law including, among others, causing Freddie Mac to immediately stop paying dividends to Treasury on account of the senior preferred stock. The second letter demanded inspection of various books and records of Freddie Mac, including Board materials and accounting records. On January 28, 2016, FHFA (as Conservator) informed the purported stockholder’s representative that the state law principles asserted in the first letter are not applicable to the Board and that the stockholder has no basis upon which to demand inspection of Freddie Mac’s records. As discussed above, the purported stockholder filed a lawsuit against Freddie Mac in March 2016 related to the demand to inspect corporate records.
We also received a letter dated March 1, 2016 addressed to the Board of Directors from a purported holder of preferred stock of Freddie Mac. In the letter, the purported stockholder states that he intends to

Freddie Mac Form 10-Q	125

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

file suit against the Board and the company for alleged breaches of contract and fiduciary duty in the event the Board does not take unspecified steps “with respect to payment of dividends and other matters” involving the company and its preferred shareholders. On March 10, 2016, FHFA (as Conservator) informed the purported stockholder that the state law principles asserted in the letter are not applicable to the Board. On about April 19, 2016, the purported stockholder sent a second letter in which he reiterated his intent to file suit and attached a proposed class action complaint naming the company and the Board as defendants. The proposed complaint asserts claims for breach of contract, breach of implied covenants of good faith and fair dealing, and breach of fiduciary duties and seeks $14.1 billion in compensatory damages.

Freddie Mac Form 10-Q	126

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15: REGULATORY CAPITAL
In October 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide quarterly submissions to FHFA on minimum capital.
The table below summarizes our minimum capital requirements and deficits and net worth.

(in millions)	March 31, 2016	December 31, 2015
GAAP net worth	$1,000	$2,940
Core capital (deficit)(1)(2)	$(72,643)	$(70,549)
Less: Minimum capital requirement(1)	19,057	19,687
Minimum capital surplus (deficit)(1)	$(91,700)	$(90,236)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

(2)
Core capital excludes certain components of GAAP total equity (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

Freddie Mac Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

NOTE 16: SELECTED FINANCIAL STATEMENT LINE ITEMS
The table below presents the significant components of other income (loss) and other expense on our consolidated statements of comprehensive income.

	Three Months Ended March 31,
(in millions)	2016	2015
Other income (loss):
Gains (losses) on loans	$478	$(200)
Gains (losses) on debt recorded at fair value	13	(189)
Other	456	400
Total other income (loss)	$947	$11
Other expense:
Property tax and insurance expense on held-for-sale loans	$(27)	$(360)
Other expense	(126)	(103)
Total other expense	$(153)	$(463)
The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets. Previously reported amounts have been revised to conform to the current presentation to reflect our adoption of ASU 2015-03.

(in millions)	March 31, 2016	December 31, 2015
Other assets:
Accounts and other receivables(1)	$4,960	$3,625
Current income tax receivable	753	26
Guarantee asset	1,894	1,753
Advances to lenders	680	910
Fixed assets	526	502
All other	533	497
Total other assets	$9,346	$7,313
Other liabilities:
Servicer liabilities	$1,071	$1,191
Guarantee obligation	1,808	1,729
Accounts payable and accrued expenses	1,159	1,286
All other	765	1,040
Total other liabilities	$4,803	$5,246

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac Form 10-Q	128

Other Information

OTHER INFORMATION
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. For more information regarding our involvement as a party to various legal proceedings, see Note 14 in this report and Note 15 in our 2015 Annual Report.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. For information on these lawsuits, see “LEGAL PROCEEDINGS” in our 2015 Annual Report. In March 2016, the defendants filed motions with the U.S. Judicial Panel on Multidistrict Litigation to transfer several of the lawsuits (including the cases in federal court in Kentucky, Illinois and Iowa) to the U.S. District Court for the District of Columbia. The cases in Kentucky, Illinois and Iowa have been stayed as a result of these motions. Freddie Mac is not a party to any of these lawsuits.
RISK FACTORS
This Form 10-Q should be read together with the “RISK FACTORS” section in our 2015 Annual Report, which describes various risks and uncertainties to which we are or may become subject, and is supplemented by the discussion below. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
Negative values for certain interest rate indices could have an adverse effect on our operational and interest-rate risk management processes.
Freddie Mac purchases and securitizes various types of adjustable rate mortgages, and issues, invests in, and hedges with various types of adjustable rate financial instruments. Interest rates have been at historically low levels for a considerable period of time, and in certain countries have become negative. If the interest rate indices used to adjust our adjustable rate mortgages and other financial instruments (primarily LIBOR and Constant Maturity Treasury indices of various durations) were to become negative, our operational and interest-rate risk management processes could be adversely affected. We are evaluating the capability of our existing systems, and those of our business partners, to process negative interest rates. If these systems cannot process such rates appropriately, we may experience disruptions of our business operations, which could result in adverse effects on our relationships with customers, investors and counterparties, damage to our reputation, and legal or regulatory actions. In addition, in the event the relevant index has a negative value, the design of certain of our adjustable rate mortgage securities products may result in our having to pay a greater amount of interest to securities investors than we are entitled to receive on the underlying mortgages. We are evaluating various steps to address this issue. However, these steps may not be sufficient to prevent us from incurring losses. See “MD&A - Risk Management - Interest-Rate Risk and Other Market Risks” for a discussion of the implications of this issue for our measurement and management of interest-rate risk.

Freddie Mac Form 10-Q	129

Other Information

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
No stock options were exercised during the three months ended March 31, 2016. See Note 10 in our 2015 Annual Report for more information.
DIVIDEND RESTRICTIONS
Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - Dividends and Dividend Restrictions” in our 2015 Annual Report.
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
Freddie Mac’s securities offerings are exempted from SEC registration requirements. As a result, we do not file registration statements or prospectuses with the SEC with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report these types of obligations either in offering circulars or supplements thereto that we post on our web site or in a current report on Form 8-K, in accordance with a “no-action” letter we received from the SEC staff. In cases where the information is disclosed in an offering circular posted on our web site, the document will be posted within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.
The web site address for disclosure about our debt securities, other than debt securities of consolidated trusts, is www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac’s global debt facility, including pricing

Freddie Mac Form 10-Q	130

Other Information

supplements for individual issuances of debt securities. Similar information about our STACR debt notes and Whole Loan Securities is available at www.freddiemac.com/creditriskofferings.
Disclosure about the mortgage-related securities we issue, some of which are off-balance sheet obligations (e.g., K Certificates), can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and related offering circular supplements.
EXHIBITS
The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

Freddie Mac Form 10-Q	131

Controls and Procedures

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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2016
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Freddie Mac Form 10-Q	132

Controls and Procedures

Mitigating Actions Related to the Material Weakness in Internal Control Over Financial Reporting
As described above under “Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of March 31, 2016 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the three months ended March 31, 2016 have been prepared in conformity with GAAP.

Freddie Mac Form 10-Q	133

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: May 3, 2016

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: May 3, 2016

Freddie Mac Form 10-Q	134

Index

FORM 10-Q INDEX

Freddie Mac Form 10-Q	135

Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description*
4.1	Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 18, 2016

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac Form 10-Q	E-1