Form 10-Q
period 2016-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2016-08-02
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 20, 2016, there were 650,046,828 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac Form 10-Q	i

Management's Discussion and Analysis	Introduction

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the “Forward-Looking Statements” sections of this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2015, or 2015 Annual Report, and our Quarterly Report on Form 10-Q for the first quarter of 2016, the “Risk Factors” sections of our 2015 Annual Report and our Quarterly Report on Form 10-Q for the first quarter of 2016, and the “Business” section of our 2015 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “Glossary” of this Form 10-Q and our 2015 Annual Report.
You should read the following MD&A in conjunction with our 2015 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2016 included in “Financial Statements.” Throughout this Form 10-Q, we refer to the three months ended June 30, 2016 and the three months ended June 30, 2015 as “2Q 2016” and “2Q 2015,” respectively, and we refer to the six months ended June 30, 2016 and the six months ended June 30, 2015 as “YTD 2016” and “YTD 2015,” respectively.
INTRODUCTION
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
CONSOLIDATED FINANCIAL RESULTS
Comprehensive income was $1.1 billion in 2Q 2016 compared to $3.9 billion in 2Q 2015. The decline in comprehensive income was primarily driven by two market-related items, including an estimated:

Freddie Mac Form 10-Q	1

Management's Discussion and Analysis	Introduction

•	$1.8 billion decline resulting from interest rates decreasing during 2Q 2016 compared to increasing during 2Q 2015; and

•	$0.6 billion decline resulting from less spread tightening during 2Q 2016 compared to 2Q 2015.
Our total equity was $2.1 billion at June 30, 2016. Because our net worth was positive we are not requesting a draw from Treasury under the Purchase Agreement for 2Q 2016. Following payment of our dividend obligation for the second quarter of 2016 of $0.9 billion, our cumulative senior preferred stock dividend payments will total $99.1 billion. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock, which remains $72.3 billion. The amount of available funding remaining under the Purchase Agreement is $140.5 billion, and would be reduced by any future draws.
VARIABILITY OF EARNINGS
Our financial results are subject to significant earnings variability from period to period. This variability is primarily driven by:

•
Interest-Rate Volatility — We hold assets and liabilities that expose us to interest-rate risk. Through our use of derivatives, we manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. However, the way we account for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value), including derivatives, creates volatility in our GAAP earnings when interest rates fluctuate. Based upon the composition of our financial assets and liabilities, including derivatives, at June 30, 2016, we generally recognize fair value losses in earnings when interest rates decline. This volatility generally is not indicative of the underlying economics of our business. For information about the sensitivity of our financial results to interest-rate volatility, see "Risk Management - Interest-Rate Risk and Other Market Risks."

•
Spread Volatility — The volatility of spreads (i.e., credit spreads, liquidity spreads, risk premiums, etc.), or OAS, is the risk associated with changes in the excess of interest rates over benchmark rates. We hold assets and liabilities that expose us to spread volatility, which may contribute to significant earnings volatility. For financial assets measured at fair value, we generally recognize fair value losses when spreads widen. Conversely, for financial liabilities measured at fair value, we generally recognize fair value gains when spreads widen.

The variability of earnings and the declining capital reserve required under the terms of the Purchase Agreement (ultimately reaching zero in 2018) increase the risk of our having a negative net worth and thus being required to draw from Treasury. We currently face a risk of a draw for a variety of reasons, including if we were to experience a large decrease in interest rates coupled with a large widening of spreads. In an effort to reduce the probability of a draw due to changes in interest rates, we entered into certain structured transactions that have resulted in additional financial assets being recognized and measured at fair value. In addition, we continue to explore other strategies and activities that may reduce the probability of a draw.

Freddie Mac Form 10-Q	2

Management's Discussion and Analysis	Introduction

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
SINGLE-FAMILY HOME PRICES
NATIONAL HOME PRICES

(December 2000 = 100)
COMMENTARY

•
Home prices continued to appreciate during 2Q 2016 and YTD 2016, increasing 3.7% and 5.6%, respectively, compared to an increase of 3.7% and 5.5%, respectively, during 2Q 2015 and YTD 2015, based on our own non-seasonally adjusted price index of single-family homes funded by loans owned or guaranteed by us or Fannie Mae.

•	National home prices at June 30, 2016 were approximately 1% below their peak level of 167 reached in June 2006, based on our index.

Freddie Mac Form 10-Q	4

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

INTEREST RATES
KEY MARKET INTEREST RATES

Quarterly average rates are computed as the simple average of weekly rates during each respective quarter.
COMMENTARY

•	Both ending and average mortgage interest rates, as indicated by the 30-year PMMS rate, decreased during 2Q 2016 and YTD 2016.

•	The average 30-year PMMS rate was 3.59% and 3.66% during 2Q 2016 and YTD 2016, respectively, compared to 3.82% and 3.77% during 2Q 2015 and YTD 2015, respectively.

•
Longer-term interest rates, as indicated by the 10-year LIBOR and the 10-year Treasury rate, declined during 2Q 2016 and YTD 2016. The decline in longer-term interest rates during the quarter was due, in part, to the United Kingdom's decision to leave the European Union and expectations of lower worldwide economic growth.

Freddie Mac Form 10-Q	5

Management's Discussion and Analysis	Key Economic Indicators | Unemployment Rate

UNEMPLOYMENT RATE
UNEMPLOYMENT RATE AND JOB CREATION

Source: U.S. Bureau of Labor Statistics

COMMENTARY

•
An average of approximately 147,000 and 172,000 monthly net new jobs were added to the economy during 2Q 2016 and YTD 2016, respectively. The steady flow of jobs helped the unemployment rate improve slightly.

Freddie Mac Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our condensed consolidated financial statements and accompanying notes.
COMPARISON
The table below compares our consolidated results of operations for 2Q 2016 vs. 2Q 2015 and YTD 2016 vs. YTD 2015.

	2Q 2016	2Q 2015	Change		YTD 2016	YTD 2015	Change
(dollars in millions)			$	%			$	%
Net interest income	$3,443	$3,969	$(526)	(13)%	$6,848	$7,616	$(768)	(10)%
Benefit (provision) for credit losses	775	857	(82)	(10)%	1,242	1,356	(114)	(8)%
Net interest income after benefit (provision) for credit losses	4,218	4,826	(608)	(13)%	8,090	8,972	(882)	(10)%
Non-interest income (loss):
Losses on extinguishment of debt	(119)	(80)	(39)	49%	(174)	(159)	(15)	9%
Derivative gains (losses)	(2,058)	3,135	(5,193)	(166)%	(6,619)	732	(7,351)	(1,004)%
Net impairment of available-for-sale securities recognized in earnings	(72)	(98)	26	(27)%	(129)	(191)	62	(32)%
Other gains on investment securities recognized in earnings	450	152	298	196%	753	569	184	32%
Other income (loss)	(25)	(568)	543	(96)%	922	(557)	1,479	(266)%
Total non-interest income (loss)	(1,824)	2,541	(4,365)	(172)%	(5,247)	394	(5,641)	(1,432)%
Non-interest expense:
Administrative expense	(475)	(501)	26	(5)%	(923)	(952)	29	(3)%
REO operations expense	(29)	(52)	23	(44)%	(113)	(127)	14	(11)%
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(280)	(235)	(45)	19%	(552)	(457)	(95)	21%
Other expense	(151)	(501)	350	(70)%	(304)	(964)	660	(68)%
Total non-interest expense	(935)	(1,289)	354	(27)%	(1,892)	(2,500)	608	(24)%
Income before income tax expense	1,459	6,078	(4,619)	(76)%	951	6,866	(5,915)	(86)%
Income tax expense	(466)	(1,909)	1,443	(76)%	(312)	(2,173)	1,861	(86)%
Net income	993	4,169	(3,176)	(76)%	639	4,693	(4,054)	(86)%
Total other comprehensive income (loss), net of taxes and reclassification adjustments	140	(256)	396	(155)%	294	(34)	328	(965)%
Comprehensive income	$1,133	$3,913	$(2,780)	(71)%	$933	$4,659	$(3,726)	(80)%
Key Drivers:
See "Net Interest Income," "Benefit (Provision) for Credit Losses," "Derivative Gains (Losses)," and "Other Comprehensive Income (Loss)" for a discussion of those line items. Key drivers for other line items for 2Q 2016 vs. 2Q 2015 and YTD 2016 vs. YTD 2015 include:

•	Other gains on investment securities recognized in earnings

◦
2Q 2016 vs. 2Q 2015 - increased primarily due to the recognition of unrealized gains on our trading securities as a result of a decline in longer-term interest rates during 2Q 2016 compared to the recognition of unrealized losses on our trading securities as a result of an increase in longer-term interest rates during 2Q 2015.

Freddie Mac Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

◦
YTD 2016 vs. YTD 2015 - increased primarily due to the recognition of unrealized gains on our trading securities as a result of a decline in longer-term interest rates during YTD 2016 compared to the recognition of unrealized losses on our trading securities as a result of an increase in longer-term interest rates during YTD 2015. This increase was partially offset by the recognition of unrealized losses due to spread widening on our trading securities during YTD 2016 compared to the recognition of unrealized gains on our trading securities due to spread tightening during YTD 2015 and fewer sales of available-for-sale non-agency mortgage-related securities in an unrealized gain position. This decline in sales was attributable to increased market volatility and weaker investor demand for this product type.

•	Other income (loss)

◦	2Q 2016 vs. 2Q 2015 - other loss declined reflecting:

*
Gains in 2Q 2016 compared to losses during 2Q 2015 on multifamily mortgage loans for which we elected the fair value option driven by a decline in interest rates during 2Q 2016 compared to an increase in interest rates during 2Q 2015;

*	Gains recognized on certain multifamily held-for-sale loan purchase commitments for which we elected the fair value option in 2016; partially offset by

*	Losses on STACR debt notes carried at fair value driven by tightening spreads between STACR yields and LIBOR during 2Q 2016 compared to gains as a result of widening spreads during 2Q 2015.

◦	YTD 2016 vs. YTD 2015 - other income increased reflecting:

*	Reduced lower-of-cost-or-fair-value adjustments as we reclassified fewer seriously delinquent single-family loans from held-for-investment to held-for-sale during YTD 2016; and

*
Larger gains in YTD 2016 compared to YTD 2015 on multifamily mortgage loans for which we elected the fair value option driven by a decline in interest rates in YTD 2016 compared to an increase in interest rates during YTD 2015.

•	Other expense

◦
2Q 2016 vs. 2Q 2015 and YTD 2016 vs. YTD 2015 - decreased primarily due to fewer reclassifications of seriously delinquent single-family loans from held-for-investment to held-for-sale. See "Loan Reclassifications" below for the effect of these loan reclassifications on pre-tax net income.

The three items discussed below affected multiple line items on our consolidated results of operations.
LOAN RECLASSIFICATIONS
During 2Q 2016 and 2Q 2015, we reclassified $3.1 billion and $4.5 billion, respectively, in UPB of seriously delinquent single-family mortgage loans from held-for-investment to held-for-sale. During YTD 2016 and YTD 2015, we reclassified $3.5 billion and $8.1 billion, respectively, in UPB of such mortgage loans. The initial reclassifications of these loans affected several line items on our consolidated results of operations, as shown in the table below.
Lower-of-cost-or-fair-value adjustments were relatively unchanged in 2Q 2016 compared to 2Q 2015. In 2Q 2016, the lower-of-cost-or-fair value adjustment was a greater percentage relative to the UPB of the mortgage loans that were reclassified compared to the mortgage loans reclassified in 2Q 2015 because the mortgage loans reclassified in 2Q 2015 were more deeply seriously delinquent. As a result, the

Freddie Mac Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

mortgage loans reclassified in 2Q 2015 had already been charged down closer to collateral value at the time of reclassification.

(in millions)	2Q 2016	2Q 2015	YTD 2016	YTD 2015
Benefit for credit losses	$509	$800	$573	$1,492
Other income (loss) - lower-of-cost-or-fair-value adjustment	(667)	(632)	(734)	(1,213)
Other (expense) income - property taxes and insurance associated with these loans	(109)	(447)	(140)	(796)
Effect on income before income tax (expense) benefit	$(267)	$(279)	$(301)	$(517)
INTEREST-RATE RISK MANAGEMENT ACTIVITIES
We fund our business activities primarily through the issuance of unsecured other debt. The type of debt we issue is based on a variety of factors including market conditions and our liquidity requirements.
We currently favor a mix of shorter- and medium-term debt and derivatives to fund our business and manage interest-rate risk. This funding mix is a less expensive method than relying more extensively on long-term debt.
The table below presents the effect of derivatives used in our interest-rate risk management activities on our comprehensive income, after considering the accrual of periodic cash settlements (which is the economic equivalent of interest expense), and the extent to which the effect of interest rate changes on our derivatives was offset by their effect on other financial instruments. The estimated net interest rate effect on comprehensive income is essentially the derivative gains (losses) attributable to financial instruments that are not measured at fair value.

(in billions)	2Q 2016	2Q 2015	YTD 2016	YTD 2015
Components of derivative gains (losses)
Derivative gains (losses)	$(2.0)	$3.1	$(6.6)	$0.7
Less: Accrual of periodic cash settlements	(0.4)	(0.5)	(0.9)	(1.1)
Derivative fair value changes	$(1.6)	$3.6	$(5.7)	$1.8
Estimated Net Interest Rate Effect
Interest rate effect on derivative fair values	$(1.7)	$3.6	$(5.7)	$1.9
Estimate of offsetting interest rate effect related to financial instruments measured at fair value	1.0	(1.4)	2.9	(0.5)
Income tax benefit (expense)	0.3	(0.8)	1.0	(0.5)
Estimated Net Interest Rate Effect on Comprehensive income	$(0.4)	$1.4	$(1.8)	$0.9
As this table demonstrates, the estimated net effect of derivatives used in our interest-rate risk management activities on our comprehensive income is volatile, and can be significant. For information about the sensitivity of our financial results to interest-rate volatility, see "Risk Management - Interest-Rate Risk and Other Market Risks."
CHANGES IN SPREADS
Comprehensive income was affected by changes in spreads in amounts estimated to be $0.1 billion and $0.7 billion (after-tax) during 2Q 2016 and 2Q 2015, respectively, and $(0.5) billion and $0.7 billion (after-tax) during YTD 2016 and YTD 2015, respectively. During 2Q 2016, less spread tightening on both our

Freddie Mac Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

agency and non-agency mortgage-related investments measured at fair value resulted in a smaller increase in comprehensive income compared to 2Q 2015. During YTD 2016, the negative effect on comprehensive income was primarily due to spreads widening on both our agency and non-agency mortgage-related investments measured at fair value. The positive effect during YTD 2015 was primarily due to spreads tightening on these investments.

Freddie Mac Form 10-Q	10

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

NET INTEREST INCOME
NET INTEREST YIELD ANALYSIS

The tables below present an analysis of interest-earning assets and interest-bearing liabilities.

	2Q 2016			2Q 2015
(dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$14,948	$9	0.23%	$10,172	$2	0.06%
Securities purchased under agreements to resell	52,643	47	0.36	50,358	13	0.10
Mortgage-related securities:
Mortgage-related securities	193,637	1,851	3.82	233,416	2,270	3.89
Extinguishment of PCs held by Freddie Mac	(96,002)	(890)	(3.71)	(109,805)	(1,017)	(3.71)
Total mortgage-related securities, net	97,635	961	3.94	123,611	1,253	4.06
Non-mortgage-related securities	12,726	17	0.53	11,739	3	0.09
Loans held by consolidated trusts(1)	1,638,057	13,872	3.39	1,574,817	13,730	3.49
Loans held by Freddie Mac(1)	138,469	1,366	3.95	163,468	1,654	4.05
Total interest-earning assets	$1,954,478	$16,272	3.34	$1,934,165	$16,655	3.44
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,662,187	$(12,139)	(2.92)	$1,596,840	$(12,022)	(3.01)
Extinguishment of PCs held by Freddie Mac	(96,002)	890	3.71	(109,805)	1,017	3.71
Total debt securities of consolidated trusts held by third parties	1,566,185	(11,249)	(2.87)	1,487,035	(11,005)	(2.96)
Other debt:
Short-term debt	76,057	(82)	(0.42)	103,045	(36)	(0.14)
Long-term debt	303,088	(1,450)	(1.91)	326,659	(1,587)	(1.94)
Total other debt	379,145	(1,532)	(1.61)	429,704	(1,623)	(1.51)
Total interest-bearing liabilities	1,945,330	(12,781)	(2.63)	1,916,739	(12,628)	(2.63)
Expense related to derivatives	—	(48)	(0.01)	—	(58)	(0.01)
Impact of net non-interest-bearing funding	9,148	—	0.01	17,426	—	0.02
Total funding of interest-earning assets	$1,954,478	$(12,829)	(2.63)	$1,934,165	$(12,686)	(2.62)
Net interest income/yield		$3,443	0.71		$3,969	0.82

(1) Loan fees, primarily consisting of amortization of delivery fees, included in interest income were $634 million and $549 million for loans held by consolidated trusts and were $50 million and $144 million for loans held by Freddie Mac during 2Q 2016 and 2Q 2015, respectively.

Freddie Mac Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

	YTD 2016			YTD 2015
(dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$13,337	$16	0.24%	$12,762	$5	0.06%
Securities purchased under agreements to resell	55,282	97	0.35	48,894	21	0.09
Mortgage-related securities:
Mortgage-related securities	197,620	3,767	3.81	239,039	4,636	3.88
Extinguishment of PCs held by Freddie Mac	(100,549)	(1,850)	(3.68)	(110,896)	(2,051)	(3.70)
Total mortgage-related securities, net	97,071	1,917	3.95	128,143	2,585	4.03
Non-mortgage-related securities	13,494	30	0.44	10,579	6	0.10
Loans held by consolidated trusts(1)	1,634,351	28,133	3.44	1,569,045	27,609	3.52
Loans held by Freddie Mac(1)	142,000	2,923	4.12	164,318	3,229	3.93
Total interest-earning assets	$1,955,535	$33,116	3.39	$1,933,741	$33,455	3.46
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,657,645	$(24,890)	(3.00)	$1,590,235	$(24,543)	(3.09)
Extinguishment of PCs held by Freddie Mac	(100,549)	1,850	3.68	(110,896)	2,051	3.70
Total debt securities of consolidated trusts held by third parties	1,557,096	(23,040)	(2.96)	1,479,339	(22,492)	(3.04)
Other debt:
Short-term debt	88,464	(175)	(0.39)	112,386	(74)	(0.13)
Long-term debt	301,655	(2,954)	(1.95)	325,657	(3,150)	(1.93)
Total other debt	390,119	(3,129)	(1.60)	438,043	(3,224)	(1.47)
Total interest-bearing liabilities	1,947,215	(26,169)	(2.69)	1,917,382	(25,716)	(2.68)
Expense related to derivatives	—	(99)	(0.01)	—	(123)	(0.01)
Impact of net non-interest-bearing funding	8,320	—	0.01	16,359	—	0.02
Total funding of interest-earning assets	$1,955,535	$(26,268)	(2.69)	$1,933,741	$(25,839)	(2.67)
Net interest income/yield		$6,848	0.70		$7,616	0.79

(1)
Loan fees, primarily consisting of amortization of delivery fees, included in interest income were $1.1 billion for loans held by consolidated trusts during both YTD 2016 and YTD 2015, and were $131 million and $210 million for loans held by Freddie Mac during YTD 2016 and YTD 2015, respectively.

Freddie Mac Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

COMPONENTS OF NET INTEREST INCOME

The table below presents the components of net interest income.

	2Q 2016	2Q 2015	Change		YTD 2016	YTD 2015	Change
(dollars in millions)			$	%			$	%
Contractual net interest income:
Guarantee fee income	$680	$628	$52	8%	$1,390	$1,236	$154	12%
Guarantee fee income related to the Temporary Payroll Tax Cut Continuation Act of 2011	279	230	49	21%	546	447	99	22%
Other contractual net interest income	1,744	2,170	(426)	(20)%	3,584	4,392	(808)	(18)%
Total contractual net interest income	2,703	3,028	(325)	(11)%	5,520	6,075	(555)	(9)%
Net amortization - loans and debt securities of consolidated trusts	774	849	(75)	(9)%	1,307	1,382	(75)	(5)%
Net amortization - other assets and debt	14	150	(136)	(91)%	120	282	(162)	(57)%
Expense related to derivatives	(48)	(58)	10	(17)%	(99)	(123)	24	(20)%
Net interest income	$3,443	$3,969	$(526)	(13)%	$6,848	$7,616	$(768)	(10)%

Key Drivers:

•	Other contractual net interest income

◦
2Q 2016 vs. 2Q 2015 and YTD 2016 vs. YTD 2015 - decreased primarily due to the continued reduction in the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA.

•	Net amortization of other assets and debt

◦
2Q 2016 vs. 2Q 2015 and YTD 2016 vs. YTD 2015 - decreased primarily due to less accretion of previously recognized other-than-temporary impairments, coupled with greater premium amortization expense associated with our mortgage-related securities portfolio as a result of agency securities being acquired at premiums. The decrease in accretion is due to a decline in the population of impaired securities as a result of our active disposition of these securities and the recognition of less other-than-temporary impairments due to stabilized collateral performance.

Freddie Mac Form 10-Q	13

Management's Discussion and Analysis	Consolidated Results of Operations | Provision for Credit Losses

BENEFIT (PROVISION) FOR CREDIT LOSSES
The benefit (provision) for credit losses predominantly relates to single-family loans and includes components for both collectively and individually impaired loans.
The table below presents the components of our benefit (provision) for credit losses.

	2Q 2016	2Q 2015	Change		YTD 2016	YTD 2015	Change
(dollars in billions)			$	%			$	%
Provision for newly impaired loans	$(0.2)	$(0.4)	$0.2	(50)%	$(0.4)	$(0.6)	$0.2	(33)%
Amortization of interest rate concessions	0.2	0.3	(0.1)	(33)%	0.5	0.6	(0.1)	(17)%
Reclassifications of held-for-investment loans to held-for-sale loans	0.5	0.8	(0.3)	(38)%	0.6	1.5	(0.9)	(60)%
Other, including changes in estimated default probability and loss severity	0.3	0.2	0.1	50%	0.5	(0.1)	0.6	(600)%
Benefit (provision) for credit losses	$0.8	$0.9	$(0.1)	(11)%	$1.2	$1.4	$(0.2)	(14)%
Key Drivers:

•
2Q 2016 vs. 2Q 2015 - Benefit (provision) for credit losses remained relatively unchanged. Fewer seriously delinquent loans were reclassified from held-for-investment to held-for-sale in 2Q 2016 compared to 2Q 2015. During 2Q 2016, $3.1 billion in UPB of seriously delinquent single-family loans were reclassified to held-for-sale, compared to $4.5 billion during 2Q 2015. See "Loan Reclassifications" for the effect of these loan reclassifications on benefit (provision) for credit losses and pre-tax net income.

•
YTD 2016 vs. YTD 2015 - Benefit (provision) for credit losses remained relatively unchanged. During YTD 2016, $3.5 billion in UPB of seriously delinquent single-family loans were reclassified to held-for-sale, compared to $8.1 billion during YTD 2015. There were also improvements in estimated loss severity and probability of default during YTD 2016.

Freddie Mac Form 10-Q	14

Management's Discussion and Analysis	Consolidated Results of Operations | Derivative Gains (Losses)

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
The table below presents the components of derivative gains (losses).

	2Q 2016	2Q 2015	Change		YTD 2016	YTD 2015	Change
(dollars in millions)			$	%			$	%
Fair value change in interest-rate swaps	$(2,364)	$4,840	$(7,204)	(149)%	$(8,054)	$2,179	$(10,233)	(470)%
Fair value change in option-based derivatives	1,141	(1,465)	2,606	(178)%	3,076	(449)	3,525	(785)%
Accrual of periodic cash settlements	(420)	(532)	112	(21)%	(910)	(1,103)	193	(17)%
Fair value change in other derivatives	(415)	292	(707)	(242)%	(731)	105	(836)	(796)%
Derivative gains (losses)	$(2,058)	$3,135	$(5,193)	(166)%	$(6,619)	$732	$(7,351)	(1,004)%
Key Drivers:

•
2Q 2016 vs. 2Q 2015 - We recognized derivative fair value losses during 2Q 2016 primarily due to a decline in interest rates, while recognizing derivative fair value gains during 2Q 2015 primarily due to an increase in interest rates. For example, during 2Q 2016 the 10-year par swap rate declined 26 basis points, while during 2Q 2015 the 10-year par swap rate increased 42 basis points.

•
YTD 2016 vs. YTD 2015 - We recognized derivative fair value losses during YTD 2016 primarily due to a decline in interest rates, while recognizing derivative fair value gains during YTD 2015 primarily due to an increase in interest rates. For example, during YTD 2016 the 10-year par swap rate declined 80 basis points, while during YTD 2015 the 10-year par swap rate increased 16 basis points.

•	See "Our Business Segments - Investments - Market Conditions" for more information about par swap rates.

Freddie Mac Form 10-Q	15

Management's Discussion and Analysis	Consolidated Results of Operations | Other Comprehensive Income

OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the attribution of the other comprehensive income (loss) reported in our condensed consolidated statements of comprehensive income.

	2Q 2016	2Q 2015	Change		YTD 2016	YTD 2015	Change
(in millions)			$	%			$	%
Other comprehensive income, excluding accretion and reclassifications	$391	$74	$317	428%	$612	$537	$75	14%
Accretion due to significant increases in expected cash flows on previously-impaired available-for-sale securities	(79)	(120)	41	(34)%	(169)	(246)	77	(31)%
Reclassifications from AOCI	(172)	(210)	38	(18)%	(149)	(325)	176	(54)%
Total other comprehensive income (loss)	$140	$(256)	$396	(155)%	$294	$(34)	$328	(965)%
Key Drivers:

•
2Q 2016 vs. 2Q 2015 - Other comprehensive income increased primarily due to a decline in longer-term interest rates during 2Q 2016, which resulted in unrealized gains on our available-for-sale securities, compared to an increase in longer-term interest rates during 2Q 2015, which resulted in unrealized losses on our available-for-sale securities. The increase attributable to interest rate changes was partially offset by less spread tightening for our agency and non-agency available-for-sale mortgage-related securities. Other comprehensive income in both periods reflects the reversals of unrealized losses due to the accretion of other-than-temporary impairments in earnings and the reclassification of unrealized gains and losses related to available-for-sale securities that were sold during the respective periods.

•
YTD 2016 vs. YTD 2015 - Other comprehensive income increased primarily due to a decline in longer-term interest rates during YTD 2016, which resulted in unrealized gains on our available-for-sale securities, compared to an increase in longer-term interest rates during YTD 2015, which resulted in unrealized losses on our available-for-sale securities. The increase attributable to interest rate changes was partially offset by spread widening for our non-agency available-for-sale mortgage-related securities during YTD 2016 compared to spread tightening during YTD 2015. Other comprehensive income in both periods reflects the reversals of unrealized losses due to the accretion of other-than-temporary impairments in earnings and the reclassification of unrealized gains and losses related to available-for-sale securities that were sold during the respective periods.

Freddie Mac Form 10-Q	16

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.

	June 30, 2016	December 31, 2015	Change
(dollars in millions)			$	%
Assets:
Cash and cash equivalents	$8,140	$5,595	$2,545	45%
Restricted cash and cash equivalents	17,399	14,533	2,866	20%
Securities purchased under agreements to resell	48,989	63,644	(14,655)	(23)%
Subtotal	74,528	83,772	(9,244)	(11)%
Investments in securities	112,269	114,215	(1,946)	(2)%
Mortgage loans, net	1,761,585	1,754,193	7,392	—%
Accrued interest receivable	6,060	6,074	(14)	—%
Derivative assets, net	1,479	395	1,084	274%
Real estate owned, net	1,381	1,725	(344)	(20)%
Deferred tax assets, net	18,671	18,205	466	3%
Other assets	10,464	7,313	3,151	43%
Total assets	$1,986,437	$1,985,892	$545	—%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,057	$6,183	$(126)	(2)%
Debt, net	1,972,103	1,970,269	1,834	—%
Derivative liabilities, net	1,243	1,254	(11)	(1)%
Other liabilities	4,901	5,246	(345)	(7)%
Total liabilities	1,984,304	1,982,952	1,352	—%
Total equity	2,133	2,940	(807)	(27)%
Total liabilities and equity	$1,986,437	$1,985,892	$545	—%
Key Drivers:
As of June 30, 2016 compared to December 31, 2015:

•
Cash and cash equivalents, restricted cash and cash equivalents, and securities purchased under agreements to resell affect one another, so the changes in the balances should be viewed together. The combined balance declined due to higher near-term cash needs as of December 31, 2015.

•	Investments in securities declined primarily due to repayments, partially offset by increased retention of investment securities from certain structured transactions.

•
Derivative assets, net increased primarily due to an increase in non-cash collateral posted by our derivative counterparties. While we generally offset the obligation to return cash collateral against the fair value of our derivative assets, we do not offset non-cash collateral received against the fair value of our derivative assets.

•	Real estate owned, net continued to decline as we continued to sell our existing inventory.

•	Other assets increased as receivables from servicers increased driven by borrower prepayment activity.

Freddie Mac Form 10-Q	17

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

•	Total equity decreased primarily as a result of dividends paid related to the decline in the Capital Reserve Amount from $1.8 billion to $1.2 billion under the terms of the senior preferred stock.

Freddie Mac Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

OUR BUSINESS SEGMENTS
We have three reportable segments, which are based on the way we manage our business. Certain activities that are not part of a reportable segment are included in the All Other category.

•	Single-family Guarantee - reflects results from our purchase, securitization, and guarantee of single-family loans and the management of single-family mortgage credit risk.

•
Multifamily - reflects results from our purchase, securitization, and guarantee of multifamily loans and securities, our investments in those loans and securities, and the management of multifamily mortgage credit risk.

•
Investments - reflects results from managing the company’s mortgage-related investments portfolio (excluding Multifamily investments, single-family seriously delinquent loans, and the credit risk of single-family performing loans), treasury function, and interest-rate risk.

•	All Other - consists of material corporate-level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments.
SEGMENT EARNINGS
During the first quarter of 2016, we changed how we calculate certain components of our Segment Earnings for our Single-family Guarantee and Investments segments. Prior period results have been revised to conform to the current period presentation. For more information on these changes and on our segment reclassifications, see Note 11 in this Form 10-Q and Note 12 in our 2015 Annual Report.

Freddie Mac Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

SEGMENT COMPREHENSIVE INCOME

The tables below show our comprehensive income by segment, including the All Other category.

Freddie Mac Form 10-Q	20

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

SINGLE-FAMILY GUARANTEE
MARKET CONDITIONS

The following graphs and related discussion present certain market indicators that can significantly affect the business and financial results of our Single-family Guarantee segment.
U.S. Single-Family Originations
Source: Inside Mortgage Finance dated June 8, 2016 (latest available IMF purchase/refinance information).

Single-Family Serious Delinquency Rates
Source: National Delinquency Survey from the Mortgage Bankers Association. The rates are as of May 12, 2016 (latest available NDS information).

Commentary

•	Single-family loan origination volumes:

◦
2Q 2016 vs. 2Q 2015 - increased to $510 billion in 2Q 2016 compared to $490 billion in 2Q 2015, driven by an increase in refinancing activity due to the decline in interest rates. Mortgage origination data from Inside Mortgage Finance as of July 28, 2016.

◦	YTD 2016 vs. YTD 2015 - was relatively unchanged at $890 billion in YTD 2016 compared to $895 billion in YTD 2015.

•	Single-family serious delinquency (SDQ) rates in the U.S. continued to decline due to macroeconomic factors, such as a stable labor market and continued home price appreciation.

Freddie Mac Form 10-Q	21

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

BUSINESS RESULTS

The following tables, graphs and related discussion present the business results of our Single-family Guarantee segment.
New Business Activity

Single-Family Loan Purchases and Guarantees

(UPB in billions)

Percentage of Single-Family Loan Purchases and Guarantees by Loan Purpose

Freddie Mac Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Commentary

•	Our loan purchase and guarantee activity:

◦	2Q 2016 vs. 2Q 2015 - declined due to lower refinance loan purchase volume as mortgage interest rates were slightly higher in early 2016 as compared to early 2015.

◦
YTD 2016 vs. YTD 2015 - declined due to lower refinance loan purchase volume as mortgage interest rates declined at a slower pace in the latter part of 2015 and early 2016 than in the latter part of 2014 and early 2015.

Freddie Mac Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio
Commentary

•
The Core single-family book grew to 69% of the single-family credit guarantee portfolio at June 30, 2016 compared to 66% at December 31, 2015. The Core single-family book consists of loans that were originated since 2008, excluding HARP and other relief refinance loans.

•	The HARP and other relief refinance book represented 17% of the single-family credit guarantee portfolio at June 30, 2016 compared to 18% at December 31, 2015.

•	The Legacy single-family book declined to 14% of the single-family credit guarantee portfolio at June 30, 2016 compared to 16% at December 31, 2015.

•	We had 10.7 million loans in our single-family credit guarantee portfolio at both June 30, 2016 and December 31, 2015.

Freddie Mac Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Guarantee Fees

The average portfolio Segment Earnings guarantee fee rate recognizes upfront delivery fee income for the entire portfolio over the contractual life of the related loans (usually 30 years) adjusted for actual prepayments, whereas the average guarantee fee rate charged on new acquisitions recognizes these amounts over the estimated life of the related loans using our expectations of prepayments and other liquidations.
Average Portfolio Segment Earnings Guarantee Fee Rate(1)

Average Guarantee Fee Rate Charged on New Acquisitions(1)

(1) Excludes the legislated 10 basis point increase in guarantee fees.
Commentary

•	Average portfolio Segment Earnings guarantee fees:

◦
2Q 2016 vs. 2Q 2015 - increased primarily due to higher amortization of upfront fees resulting from the increase in the size of the single-family credit guarantee portfolio. Higher average contractual guarantee fees, reflecting the continued growth in the size of the Core single-family book in our single-family credit guarantee portfolio, also contributed. Average contractual guarantee fees are generally higher on mortgage loans in our Core single-family book compared to those in our Legacy single-family book.

◦	YTD 2016 vs. YTD 2015 - increased primarily due to higher average contractual guarantee fee rates reflecting the continued growth in the size of the Core single-family book during YTD 2016.

•	Average guarantee fee rate charged on new acquisitions:

◦
2Q 2016 vs. 2Q 2015 and YTD 2016 vs. YTD 2015 - increased primarily due to changes in the product mix of our single-family new business purchases as new acquisitions have included a relatively higher proportion of 30-year fixed-rate mortgages which generally have higher guarantee fee rates.

Freddie Mac Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Risk Transfer Activity

Since 2013, STACR debt note and ACIS transactions have been our principal methods of transferring to third parties a portion of the expected credit losses and a significant portion of stress credit losses subsequent to loan acquisition in our Core single-family book. The following charts present transactions that occurred during 2Q 2016 and the cumulative amount of such transactions as of June 30, 2016 by loss position and the party holding each loss position.
New STACR Debt Note and ACIS
Transactions during 2Q 2016(1)

(In billions)
Senior	Freddie Mac $82.1				Reference Pool $86.2

Mezzanine	Freddie Mac $0.2	ACIS $0.9	STACR Debt Notes $2.2

First Loss	Freddie Mac $0.6		ACIS $0.1	STACR Debt Notes $0.1

Cumulative STACR Debt Note and ACIS
Transactions as of June 30, 2016(1)

(In billions)
Senior	Freddie Mac $498.6				Reference Pool $524.5

Mezzanine	Freddie Mac $1.2	ACIS $4.8	STACR Debt Notes $15.6

First Loss	Freddie Mac $2.9		ACIS $0.5	STACR Debt Notes $0.9

(1)	The amounts represent the UPB upon issuance of STACR debt notes and execution of ACIS transactions.

•
We continued to transfer a portion of expected credit losses to third-party investors, insurers, and selected sellers through credit risk transfer transactions. During YTD 2016, we transferred a portion of the expected credit losses associated with $140.0 billion in UPB of loans in our Core single-family book through STACR debt note, ACIS, and seller indemnification transactions.

•
The interest and premiums we pay on our issued STACR debt note and ACIS transactions effectively reduce the guarantee fee income we earn on the PCs within the respective reference pools. Our expected guarantee fee income on the PCs within the STACR and ACIS reference pools has been effectively reduced by approximately 34%, on average, for all transactions executed through June 30, 2016. The amount of the effective reduction to our overall guarantee fee income could change over time as we continue our credit risk transfer activities or if there are changes in the economic or regulatory environment that affect the cost of executing these transactions.

•
Due to differences in accounting, there could be a significant lag in time between when we recognize a provision for credit losses and when we recognize the related recovery from our actual loss STACR debt note transactions. A credit expense on a loan in a reference pool related to these transactions is recorded when it is probable that we have incurred a loss, while a recovery is recorded when an actual loss event occurs.

•	As of June 30, 2016, there has not been a significant number of loans in our STACR debt note reference pools that have experienced a credit event. As a result, we experienced minimal write-

Freddie Mac Form 10-Q	26

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

downs on our STACR debt notes and filed minimal claims for reimbursement of losses under our ACIS transactions.

•
In 2Q 2016, we executed our first ACIS transaction using collateral other than 30-year fixed-rate mortgages. In this transaction, we transferred a portion of the mezzanine expected credit losses and a significant portion of stress credit losses associated with $11.2 billion in UPB of 15-year fixed-rate mortgages. Also, unlike all prior ACIS transactions, this transaction did not involve loans in a reference pool created for a STACR debt note transaction.

Freddie Mac Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Enhancements

The table below provides information on the credit enhanced loans in our single-family credit guarantee portfolio by book as of June 30, 2016. The table includes all types of single-family credit enhancements, including primary mortgage insurance. See Note 4 for additional information about our single-family credit enhancements.

	As of June 30, 2016
(dollars in millions)	Total Current UPB	Total Protected UPB(1)	Coverage Remaining(2)	Collateralized Coverage Remaining(3)	Percentage of Coverage Remaining Provided By Credit Risk Transfer Transactions(4)
Core single-family book	$1,184,607	$543,161	$78,461	$16,479	26%
HARP and other relief refinance book	286,477	31,511	8,625	—	—%
Legacy single-family book	241,882	32,159	9,934	—	—%
Total	$1,712,966	$606,831	$97,020	$16,479	21%

(1)	Represents the UPB for which credit enhancements exist.

(2)	Represents the amounts available for us to recover under the credit enhancements.

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

Commentary

•
The Core single-family book had credit protection on 46% of total current UPB as of June 30, 2016 compared to 39% as of December 31, 2015. Credit protection increased primarily as a result of our credit risk transfer transactions.

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

	June 30, 2016
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(credit score)	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Modified
Core single-family book:
< 620	0.2%	1.99%	—%	3.62%	—%	12.50%	0.2%	2.28%	3.0%
620 to 659	1.4	0.91%	0.3	1.15%	—	6.92%	1.7	0.96%	1.3%
≥ 660	58.3	0.14%	8.9	0.23%	—	1.82%	67.2	0.15%	0.2%
Not available	—	1.37%	—	2.72%	0.1	7.10%	0.1	2.64%	3.6%
Total	59.9%	0.17%	9.2%	0.27%	0.1%	3.17%	69.2%	0.18%	0.2%

Relief refinance book:
< 620	0.6%	1.55%	0.2%	2.80%	0.1%	4.21%	0.9%	2.12%	3.9%
620 to 659	0.8	0.99%	0.3	2.09%	0.2	3.10%	1.3	1.48%	2.2%
≥ 660	10.5	0.3%	2.9	0.99%	1.1	1.80%	14.5	0.51%	0.7%
Not available	—	1.08%	—	0.87%	—	—%	—	0.94%	1.1%
Total	11.9%	0.40%	3.4%	1.22%	1.4%	2.12%	16.7%	0.67%	1.0%

Legacy single-family book:
< 620	0.8%	5.94%	0.2%	11.94%	0.2%	18.83%	1.2%	7.91%	32.2%
620 to 659	1.5	4.24%	0.4	9.39%	0.3	15.70%	2.2	5.84%	26.4%
≥ 660	7.8	1.84%	1.8	6.52%	0.9	11.42%	10.5	2.68%	12.5%
Not available	0.1	4.78%	0.1	15.62%	—	18.39%	0.2	5.45%	14.6%
Total	10.2%	2.52%	2.5%	7.72%	1.4%	13.42%	14.1%	3.59%	16.0%

Freddie Mac Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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
Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $1.4 billion and $1.5 billion of security collateral underlying our other securitization products at June 30, 2016 and December 31, 2015, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continued to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, part of our relief refinance initiative, or part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to June 30, 2016, we have purchased approximately $33.7 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio, including $0.4 billion in 2Q 2016.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.

	June 30, 2016				December 31, 2015
(dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$36.6	74%	24.6%	5.53%	$40.2	77%	23.1%	6.32%
The UPB of Alt-A loans in our single-family credit guarantee portfolio declined during YTD 2016 primarily due to borrowers refinancing into other mortgage products, foreclosure transfers, and other liquidation events. Significant portions of the Alt-A loans in our portfolio are concentrated in Arizona, California, Florida, and Nevada.

Freddie Mac Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Loan Performance

Serious Delinquency Rates
Commentary

•
Serious delinquency rates continued to decline across our single-family credit guarantee portfolio during YTD 2016 due to the continued strong performance of loans in the Core single-family book, continued home price appreciation, continued loss mitigation and foreclosure activities for loans in the Legacy single-family book, as well as sales of certain seriously delinquent loans.

•
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we sold seriously delinquent loans totaling $1.8 billion in UPB during YTD 2016. The sale of seriously delinquent loans during YTD 2016 contributed to a decline in the serious delinquency rate of the total single-family credit guarantee portfolio and the Legacy single-family book. Absent these sales, the serious delinquency rate of the total single-family credit guarantee portfolio and the Legacy single-family book would have been 1.18% and 3.88% as of June 30, 2016, respectively.

•	Delinquency rates declined to 1.28% and 0.37% for loans one month and two months past due, respectively, as of June 30, 2016 compared to 1.37% and 0.42%, respectively, as of December 31, 2015.

Freddie Mac Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Performance

The table below contains certain credit performance metrics of our single-family credit guarantee portfolio.

(dollars in millions)	2Q 2016	2Q 2015	YTD 2016	YTD 2015
Charge-offs, gross	$486	$852	$1,055	$3,803
Recoveries	(152)	(196)	(280)	(370)
Charge-offs, net	334	656	775	3,433
REO operations expense	29	52	113	127
Total credit losses	$363	$708	$888	$3,560

Total credit losses (in bps)	8.4	16.7	10.3	42.1
Ratio of total loan loss reserves (excluding reserves for TDR concessions) to net charge-offs for single-family loans	3.4	2.4
Ratio of total loan loss reserves to net charge-offs for single-family loans	10.1	6.6
The table below summarizes the carrying value for individually impaired single-family loans on our consolidated balance sheets for which we have recorded a specific reserve.

	June 30, 2016		June 30, 2015
(dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	512,253	$85,960	539,590	$94,401
New additions	22,839	3,132	31,154	4,375
Repayments and reclassifications to held-for-sale	(31,989)	(6,327)	(36,003)	(7,626)
Foreclosure transfers and foreclosure alternatives	(5,938)	(852)	(10,878)	(1,747)
TDRs, at June 30,	497,165	81,913	523,863	89,403
Loans impaired upon purchase	8,661	614	11,015	814
Total impaired loans with specific reserve	505,826	82,527	534,878	90,217
Allowance for loan losses		(12,357)		(15,528)
Net investment, at June 30,		$70,170		$74,689

Freddie Mac Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

The table below presents information about the UPB of single-family TDRs and non-accrual loans on our consolidated balance sheets.

(in millions)	June 30, 2016	December 31, 2015
TDRs on accrual status	$80,156	$82,026
Non-accrual loans	18,015	22,460
Total TDRs and non-accrual loans	$98,171	$104,486

Loan loss reserves associated with:
TDRs on accrual status	$10,627	$12,105
Non-accrual loans	2,370	2,677
Total	$12,997	$14,782

(in millions)	YTD 2016	YTD 2015
Foregone interest income on TDRs and non-accrual loans(1)	$1,249	$1,572

(1)	Represents the amount of interest income that we would have recognized for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.
Commentary

•	As of June 30, 2016, 66% of the loan loss reserves for single-family mortgage loans related to interest rate concessions provided to borrowers as part of loan modifications.

•	Most of our modified single-family loans, including TDRs, were current and performing at June 30, 2016.

•
We expect our loan loss reserves associated with existing single-family TDRs to continue to decline over time as borrowers continue to make monthly payments under the modified terms and interest-rate concessions are amortized into earnings.

•	Charge-offs, net were lower in the 2016 periods compared to the 2015 periods due to:

◦	2Q 2016 vs. 2Q 2015 - decreased REO acquisition and foreclosure alternative volumes;

◦
YTD 2016 vs. YTD 2015 - decreased REO acquisition and foreclosure alternative volumes and our initial adoption of an FHFA advisory bulletin on January 1, 2015 that changed when we deem a loan to be uncollectible, which increased charge-offs by $1.9 billion during YTD 2015.

•	See Note 4 for information on our single-family loan loss reserves.

Freddie Mac Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

Loan Workout Activity
(UPB in billions, number of loan workouts in thousands)
Commentary

•	Our loan workout activity declined consistent with the decline in the number of delinquent loans in the single-family credit guarantee portfolio as the economy continues to improve.

•
On April 14, 2016, FHFA announced that Freddie Mac and Fannie Mae will offer principal reduction to certain borrowers with seriously delinquent, underwater loans. The new initiative is a one-time offering for borrowers who meet certain specific eligibility criteria. We believe that this offering will not have a significant effect on our financial results.

•	The MHA Program, including HAMP, will expire on December 31, 2016. However, our Standard and Streamlined Modification programs will continue to be available into 2017.

Freddie Mac Form 10-Q	34

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

REO Activity

The table below presents a summary of our single-family REO activity.

	2Q 2016		2Q 2015		YTD 2016		YTD 2015
(dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	15,409	$1,611	22,738	$2,384	17,004	$1,774	25,768	$2,684
Additions	4,153	392	5,824	562	8,784	832	13,025	1,245
Dispositions	(6,278)	(609)	(9,078)	(912)	(12,504)	(1,212)	(19,309)	(1,895)
Ending balance — REO	13,284	1,394	19,484	2,034	13,284	1,394	19,484	2,034
Beginning balance, valuation allowance		(44)		(90)		(52)		(126)
Change in valuation allowance		27		34		35		70
Ending balance, valuation allowance		(17)		(56)		(17)		(56)
Ending balance — REO, net		$1,377		$1,978		$1,377		$1,978
Commentary

•
Our REO inventory declined in the 2016 periods as compared to the 2015 periods primarily due to REO dispositions exceeding our acquisitions. REO acquisitions continue to decline due to fewer seriously delinquent loans and a large proportion of property sales to third parties at foreclosure.

Freddie Mac Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Single-family Guarantee segment.

	2Q 2016	2Q 2015	Change		YTD 2016	YTD 2015	Change
(dollars in millions)			$	%			$	%
Net interest income (loss)	$(151)	$26	$(177)	(681)%	$(269)	$(111)	$(158)	142%
Guarantee fee income	1,501	1,325	176	13%	2,786	2,582	204	8%
Benefit (provision) for credit losses	121	(137)	258	(188)%	410	(517)	927	(179)%
Net interest income and guarantee fee income after benefit (provision) for credit losses	1,471	1,214	257	21%	2,927	1,954	973	50%
Other non-interest income (loss)	(117)	(32)	(85)	266%	70	(215)	285	(133)%
Non-interest expense:
Administrative expense	(314)	(329)	15	(5)%	(609)	(629)	20	(3)%
REO operations expense	(29)	(52)	23	(44)%	(113)	(127)	14	(11)%
Other non-interest expense	(101)	(87)	(14)	16%	(201)	(179)	(22)	12%
Total non-interest expense	(444)	(468)	24	(5)%	(923)	(935)	12	(1)%
Segment Earnings before income tax expense	910	714	196	27%	2,074	804	1,270	158%
Income tax expense	(326)	(225)	(101)	45%	(680)	(255)	(425)	167%
Segment Earnings, net of taxes	584	489	95	19%	1,394	549	845	154%
Total other comprehensive income (loss), net of tax	(1)	—	(1)	N/A	—	(1)	1	(100)%
Total comprehensive income	$583	$489	$94	19%	$1,394	$548	$846	154%
Key Drivers:

•	Net interest income (loss)

◦
2Q 2016 vs. 2Q 2015 - changed from income to loss primarily due to an increase in non-cash premium amortization expense in 2Q 2016 as compared to 2Q 2015 as the single-family loans in consolidated trusts prepaid before the related PCs.

◦	YTD 2016 vs. YTD 2015 - increased loss primarily due to higher STACR debt expense driven by a higher outstanding balance of STACR debt notes in YTD 2016 as compared to YTD 2015.

•	Guarantee fee income

◦
2Q 2016 vs. 2Q 2015 - increased primarily due to higher amortization of upfront fees resulting from the increase in the size of the single-family credit guarantee portfolio. Higher average contractual guarantee fee rates, reflecting the continued growth in the size of the Core single-family book, also contributed.

◦	YTD 2016 vs. YTD 2015 - increased primarily due to higher average contractual guarantee fee rates reflecting the continued growth in the size of the Core single-family book.

•	Benefit (provision) for credit losses

◦	2Q 2016 vs. 2Q 2015 - changed from a (provision) to a benefit primarily due to a decrease in the volume of newly delinquent single-family loans.

Freddie Mac Form 10-Q	36

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

◦
YTD 2016 vs. YTD 2015 - changed from a (provision) to a benefit due to a combination of improvements in estimated loss severity and probability of default and a decrease in the volume of newly delinquent single-family loans.

•	Other non-interest income (loss)

◦
2Q 2016 vs. 2Q 2015 - increased losses were primarily due to fair value losses on STACR debt notes as spreads between STACR yields and LIBOR tightened during 2Q 2016 compared to fair value gains in 2Q 2015 when spreads widened.

◦	YTD 2016 vs. YTD 2015 - was a gain in YTD 2016 compared to a loss in YTD 2015 primarily due to fewer seriously delinquent loans reclassified from held-for-investment to held-for-sale.

Freddie Mac Form 10-Q	37

Management's Discussion and Analysis	Our Business Segments | Multifamily

MULTIFAMILY
MARKET CONDITIONS

The following graphs and related discussion present certain market indicators that can significantly affect the business and financial results of our Multifamily segment.
K Certificate Benchmark Spread

Source: Independent dealers

Apartment Vacancy Rates and Change in Effective Rents
Source: REIS, Inc.

Commentary

•
The profitability of our K Certificate transactions (as measured by gains and losses on sales of mortgage loans) is affected by the change in K Certificate spreads during the period between our commitment to purchase a loan and execution of the K Certificate transaction.

•
The K Certificate benchmark spread ended 2Q 2016 at 80 bps, the same level as 1Q 2016. During April and May 2016, the K Certificate benchmark spread tightened, having a positive effect on K Certificate profitability. However, the K Certificate benchmark spread widened sharply at the end of 2Q 2016 due to increased market volatility as a result of the United Kingdom's decision to leave the European Union.

•
During 2Q 2016, the rate of increase in effective rents grew, while vacancy rates were unchanged. We expect that, given the elevated levels of new construction, vacancy rates will increase slowly in the upcoming quarters, putting downward pressure on rent growth.

Freddie Mac Form 10-Q	38

Management's Discussion and Analysis	Our Business Segments | Multifamily

BUSINESS RESULTS

The following graphs and related discussion present the business results of our Multifamily segment.
New Business Activity

Multifamily New Business Activity

(UPB in billions)

Commentary

•
We have a goal under the 2016 Conservatorship Scorecard to maintain the dollar volume of multifamily new business activity at or below a production cap, which was increased during 2Q 2016 from $31 billion to $35 billion. For purposes of determining our performance under the goal, business activity associated with certain targeted loan types is excluded from this production cap. Reclassifications between new business activity subject to the production cap and new business activity not subject to the production cap may occur during 2016.

•	Approximately two-thirds of our multifamily new business activity during 2Q 2016 counted towards the 2016 Scorecard production cap, and the remaining one-third was not subject to the production cap.

•
Our multifamily new business activity outstanding commitments were $13 billion and $9 billion, as of June 30, 2016 and June 30, 2015, respectively. The June 30, 2016 amount includes loan purchase commitments for which we have elected the fair value option.

Freddie Mac Form 10-Q	39

Management's Discussion and Analysis	Our Business Segments | Multifamily

•	We expect that, over the remainder of 2016, our dollar volume of multifamily new business activity subject to the cap will moderate and we will meet the goal under the 2016 Conservatorship Scorecard.

Freddie Mac Form 10-Q	40

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio

Multifamily Mortgage Portfolio by Asset Class

Multifamily Mortgage Investments Portfolio

Commentary

•	Our multifamily mortgage portfolio grew during 2Q 2016 due to an increase in the guarantee portfolio, which was primarily attributable to our securitization of loans in K Certificate transactions.

•
Our securitization pipeline of held-for-sale loans was $15.0 billion at June 30, 2016, a reduction from the elevated levels in recent prior quarters. This balance decreased during 2Q 2016 as our securitization of loans into K Certificates and other securitization products outpaced our 2Q 2016 held-for-sale loan purchase volume.

•
The decline in less liquid assets during YTD 2016 was primarily due to continued runoff of our held-for-investment mortgage loan and CMBS portfolios. In addition, less liquid assets declined as a result of securitization of certain of our held-for-investment mortgage loans.

•	Our multifamily delinquency rate at June 30, 2016 was 0.02%.

Freddie Mac Form 10-Q	41

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Risk Transfer Activity

New K Certificate Issuances

(UPB in billions)

Average Guarantee Fee Rate Charged on New K Certificates

Freddie Mac Form 10-Q	42

Management's Discussion and Analysis	Our Business Segments | Multifamily

Commentary

•
Our K Certificate issuance volume increased during 2Q 2016 and YTD 2016 as we continued to reduce our securitization pipeline, which was elevated in recent prior quarters as a result of the record origination volume in the multifamily market during 2015.

•
In addition to the credit risk we transferred on K Certificates, we transferred a large majority of expected and stress credit losses associated with $1.0 billion of additional loans during 2Q 2016 through other securitization products, such as small balance loan securitizations.

•	The average guarantee fee rate on newly issued K Certificates increased during 2Q 2016 and YTD 2016 compared to 2Q 2015 and YTD 2015 primarily due to lower levels of subordination.

Freddie Mac Form 10-Q	43

Management's Discussion and Analysis	Our Business Segments | Multifamily

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Multifamily segment.

	2Q 2016	2Q 2015	Change		YTD 2016	YTD 2015	Change
(dollars in millions)			$	%			$	%
Net interest income	$216	$281	$(65)	(23)%	$468	$523	$(55)	(11)%
Guarantee fee income	124	79	45	57%	232	152	80	53%
Benefit (provision) for credit losses	6	17	(11)	(65)%	11	20	(9)	(45)%
Net interest income and guarantee fee income after benefit (provision) for credit losses	346	377	(31)	(8)%	711	695	16	2%
Gains (losses) on loans and other non-interest income	445	(304)	749	(246)%	1,182	86	1,096	1,274%
Derivative gains (losses)	(296)	708	(1,004)	(142)%	(1,083)	509	(1,592)	(313)%
Administrative expense	(86)	(90)	4	(4)%	(166)	(160)	(6)	4%
Other non-interest expense	(9)	(12)	3	(25)%	(33)	(23)	(10)	43%
Segment Earnings before income tax expense	400	679	(279)	(41)%	611	1,107	(496)	(45)%
Income tax expense	(136)	(206)	70	(34)%	(200)	(350)	150	(43)%
Segment Earnings, net of taxes	264	473	(209)	(44)%	411	757	(346)	(46)%
Total other comprehensive income (loss), net of tax	7	(107)	114	(107)%	10	(127)	137	(108)%
Total comprehensive income	$271	$366	$(95)	(26)%	$421	$630	$(209)	(33)%
Key Drivers:

•	Net interest income

◦	2Q 2016 vs. 2Q 2015 and YTD 2016 vs. YTD 2015 - decreased primarily due to a decline in net prepayment fees.

•	Guarantee fee income

◦	2Q 2016 vs. 2Q 2015 and YTD 2016 vs. YTD 2015 - increased primarily due to higher average multifamily guarantee portfolio balances as a result of ongoing issuances of K Certificates.

•	Gains on loans and other non-interest income

◦
2Q 2016 vs. 2Q 2015 - increased due to both interest rate-related and spread-related fair value gains. Interest rate-related fair value gains (which are largely offset in derivative gains (losses)) increased due to declines in longer-term interest rates during 2Q 2016 compared to increases during 2Q 2015. Spread-related fair value gains increased due to K Certificate spread volatility during 2Q 2016 compared to spread widening during 2Q 2015.

◦
YTD 2016 vs. YTD 2015 - increased primarily due to increased interest rate-related fair value gains (which are largely offset in derivative gains (losses)) due to declines in longer-term interest rates during YTD 2016 compared to increases during YTD 2015.

•	Derivative gains (losses)

◦
2Q 2016 vs. 2Q 2015 and YTD 2016 vs. YTD 2015 - worsened due to declines in longer-term interest rates during the 2016 periods compared to increases in longer-term interest rates during the 2015 periods. These results are largely offset by fair value changes of the loans and investment securities being economically hedged, and as a result, there is minimal net impact on

Freddie Mac Form 10-Q	44

Management's Discussion and Analysis	Our Business Segments | Multifamily

total comprehensive income for the Multifamily segment from fair value changes related to interest rate-related derivatives. The fair value changes of the economically hedged assets are included in gains (losses) on loans and other non-interest income and total other comprehensive income (loss).

•	Total other comprehensive income

◦
2Q 2016 vs. 2Q 2015 and YTD 2016 vs. YTD 2015 - increased due to increased interest rate-related fair value gains (which are largely offset in derivatives gains (losses)), partially offset by increased spread-related fair value losses as a result of spread widening on certain of our available-for-sale CMBS securities during the 2016 periods compared to during the 2015 periods when these securities' spreads remained relatively unchanged.

Freddie Mac Form 10-Q	45

Management's Discussion and Analysis	Our Business Segments | Investments

INVESTMENTS
MARKET CONDITIONS

The following graphs present the par swap rate curves as of the end of each comparative period. As our derivatives and floating-rate debt are generally LIBOR-based, changes in par swap rates can significantly affect the business and financial results of our Investments segment.
Par Swap Rate Curves
Sources: BlackRock
Commentary

•
Interest rates (e.g., 2-year and 10-year rates) declined during 2Q 2016 and YTD 2016, resulting in lower fair values for our pay-fixed interest rate swaps and higher fair values for our receive-fixed interest rate swaps, certain of our option contracts, and the vast majority of our investments in securities. Conversely, interest rates increased during 2Q 2015 and YTD 2015, resulting in higher fair values for our pay-fixed interest rate swaps and lower fair values for our receive-fixed interest rate swaps, certain of our option contracts, and the vast majority of our investments in securities.

Freddie Mac Form 10-Q	46

Management's Discussion and Analysis	Our Business Segments | Investments

BUSINESS RESULTS

The following tables, graphs and related discussion present the business results of our Investments segment.
Investing Activity

The following graphs present the Investments segment's total investments portfolio and the composition of its mortgage investments portfolio by liquidity category.

Investments Portfolio

Mortgage Investments Portfolio

Commentary

•
We continue to reduce the size of our mortgage investments portfolio in order to comply with the mortgage-related investments portfolio year-end limits. The balance of our mortgage investments portfolio declined 4.4% from December 31, 2015 to June 30, 2016.

•
The balance of our non-mortgage-related assets portfolio declined 14.1% from December 31, 2015 to June 30, 2016, primarily due to higher near-term cash needs as of December 31, 2015. This portfolio includes certain securities that we may otherwise not invest in, other than to pledge as collateral to our counterparties when our derivatives are in a liability position.

•
The percentage of less liquid assets relative to our total mortgage investments portfolio declined from 38.8% at December 31, 2015 to 36.3% at June 30, 2016, primarily due to repayments, sales and securitizations of our less liquid assets. We actively reduced the size of our less liquid assets during YTD 2016 by selling $4.4 billion of non-agency mortgage-related securities and enhancing the

Freddie Mac Form 10-Q	47

Management's Discussion and Analysis	Our Business Segments | Investments

liquidity of $3.5 billion of single-family reperforming loans and performing modified loans through securitization. We initially retained all of the resulting Freddie Mac mortgage-related securities created through such securitizations in our mortgage investments portfolio. Certain of these retained securities have been resecuritized, with some of the resulting interests being sold to third parties.

•	The overall liquidity of our mortgage investments portfolio continued to improve as our less liquid assets decreased at a faster pace than the overall decline of our mortgage investments portfolio.

Freddie Mac Form 10-Q	48

Management's Discussion and Analysis	Our Business Segments | Investments

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balance
Commentary

•	Net Interest Yield

◦
2Q 2016 vs. 2Q 2015 and YTD 2016 vs. YTD 2015 - declined 41 basis points and 38 basis points, respectively, primarily due to an increase in the cost to hedge our mortgage prepayment risk as a result of the declining interest rate environment, coupled with a reduction in the balance of our higher yielding mortgage-related assets due to repayments.

•	Average Investments Portfolio Balance

◦
The average investments portfolio balances for the 2016 periods declined compared to the 2015 periods primarily due to the repayment and sale of non-agency mortgage-related securities and the repayment of certain reperforming loans and performing modified loans, partially offset by an increase in our purchase of loans for our securitization pipeline. The overall decline in our average investments portfolio balance is consistent with our efforts to comply with the mortgage-related investments portfolio year-end limits.

Freddie Mac Form 10-Q	49

Management's Discussion and Analysis	Our Business Segments | Investments

Funding Activity

We fund our business activities primarily through the issuance of unsecured other debt. The table below summarizes this activity.

(Par value in millions)	2Q 2016	2Q 2015	YTD 2016	YTD 2015
Discount notes and Reference Bills:
Beginning balance	$75,659	$116,389	$104,088	$134,670
Issuances	106,290	117,947	211,943	179,557
Maturities	(113,850)	(141,187)	(247,932)	(221,078)
Ending balance	68,099	93,149	68,099	93,149

Callable debt:
Beginning balance	108,664	119,693	107,675	107,070
Issuances	43,137	40,134	72,067	65,219
Repurchases	—	—	—	—
Calls	(42,282)	(49,636)	(69,973)	(60,541)
Maturities	(125)	—	(375)	(1,557)
Ending balance	109,394	110,191	109,394	110,191

Non-callable debt:
Beginning balance	193,919	207,112	194,372	206,393
Issuances	12,303	6,269	20,741	20,357
Repurchases	—	(217)	—	(217)
Maturities	(17,096)	(8,656)	(25,987)	(22,025)
Ending balance	189,126	204,508	189,126	204,508
Total other debt (1)	$366,619	$407,848	$366,619	$407,848
(1) Activity and balances disclosed in the table above exclude certain other debt issued by other segments (e.g., STACR debt notes).
Commentary

•	The outstanding balance of our other debt continues to decline as we require less debt to fund our business operations due to the decline in the balance of our mortgage-related investments portfolio.

•
To replace the medium-term and long-term debt that was called or matured during the 2016 periods, we issued a combination of callable and non-callable debt. These new issuances resulted in lower funding costs during the 2016 periods due to improvements in our debt spreads.

•
We continued to utilize overnight discount notes as a more cost effective tool to manage our intra-day liquidity needs. This strategy resulted in an increase in both issuances and pay-offs of our short-term other debt during YTD 2016 compared to YTD 2015. However, the outstanding balance of our discount notes declined during YTD 2016 as a result of issuing more medium-term debt.

Freddie Mac Form 10-Q	50

Management's Discussion and Analysis	Our Business Segments | Investments

Debt Composition

The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.
Contractual Maturity Date as of June 30, 2016

Earliest Redemption Date as of June 30, 2016

Commentary

•
As our long-term debt spreads remained high relative to our short-term and medium term debt during YTD 2016, we continued to rely on a mix of short-term and medium-term debt issuances to meet our overall funding needs. Our effective short-term debt percentage, which represents the percentage of our total other debt (including the par value of our STACR debt notes that are excluded from the graphs above) that is expected to mature within one year, remained relatively flat at 41.5% as of June 30, 2016 compared to 41.3% as of December 31, 2015.

•
Our short-term debt issuances provide us with overall lower funding costs relative to our medium-term and longer-term debt. Since the fourth quarter of 2015, we have seen improvements in our short-term debt spreads, primarily due to higher demand for new short-term debt issuances.

•
Our callable debt provides us with the option to repay the outstanding principal balance of the debt prior to its contractual maturity date. As of June 30, 2016, $93 billion of the outstanding $109 billion of callable debt may be called within one year.

Freddie Mac Form 10-Q	51

Management's Discussion and Analysis	Our Business Segments | Investments

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Investments segment.

	2Q 2016	2Q 2015	Change		YTD 2016	YTD 2015	Change
(dollars in millions)			$	%			$	%
Net interest income	$606	$1,047	$(441)	(42)%	$1,354	$2,202	$(848)	(39)%
Non-interest income:
Net impairment of available-for-sale securities recognized in earnings	49	95	(46)	(48)%	130	213	(83)	(39)%
Derivative gains (losses)	(1,003)	3,157	(4,160)	(132)%	(3,998)	1,729	(5,727)	(331)%
Gains (losses) on trading securities	22	(271)	293	(108)%	191	(226)	417	(185)%
Other non-interest income	551	741	(190)	(26)%	740	1,202	(462)	(38)%
Total non-interest income (loss)	(381)	3,722	(4,103)	(110)%	(2,937)	2,918	(5,855)	(201)%
Non-interest expense:
Administrative expense	(75)	(82)	7	(9)%	(148)	(163)	15	(9)%
Other non-interest expense	(1)	(2)	1	(50)%	(3)	(2)	(1)	50%
Total non-interest expense	(76)	(84)	8	(10)%	(151)	(165)	14	(8)%
Segment Earnings before income tax (expense) benefit	149	4,685	(4,536)	(97)%	(1,734)	4,955	(6,689)	(135)%
Income tax (expense) benefit	(4)	(1,478)	1,474	(100)%	568	(1,568)	2,136	(136)%
Segment Earnings, net of taxes	145	3,207	(3,062)	(95)%	(1,166)	3,387	(4,553)	(134)%
Total other comprehensive income (loss), net of tax	134	(169)	303	(179)%	284	67	217	324%
Total comprehensive income (loss)	$279	$3,038	$(2,759)	(91)%	$(882)	$3,454	$(4,336)	(126)%
Key Drivers:

•	Net interest income

◦
2Q 2016 vs. 2Q 2015 and YTD 2016 vs. YTD 2015 - decreased primarily due to the continued reduction in the balance of our mortgage investments portfolio, coupled with the increase in the cost to hedge our mortgage prepayment risk as a result of the declining interest rate environment.

•	Derivative gains (losses)

◦
2Q 2016 vs. 2Q 2015 and YTD 2016 vs. YTD 2015 - worsened as we recognized derivative losses during the 2016 periods compared to derivative gains during the 2015 periods, primarily as a result of a decline in longer-term interest rates during the 2016 periods and an increase in longer-term interest rates during the 2015 periods. See "Consolidated Results of Operations - Derivative Gains (Losses)" for additional information.

•	Gains (losses) on trading securities

◦
2Q 2016 vs. 2Q 2015 and YTD 2016 vs. YTD 2015 - reflects our recognition of net gains during the 2016 periods compared to net losses during the 2015 periods, primarily as a result of a decline in longer-term interest rates during the 2016 periods compared to an increase in longer-term interest rates during the 2015 periods. These changes were partially offset by spread widening during the 2016 periods for our agency mortgage-related securities classified as trading compared to spread tightening during the 2015 periods.

Freddie Mac Form 10-Q	52

Management's Discussion and Analysis	Our Business Segments | Investments

•	Other non-interest income

◦
2Q 2016 vs. 2Q 2015 - decreased primarily due to a decline in sales of available-for-sale non-agency mortgage-related securities in an unrealized gain position, coupled with an increase in the amount of losses recognized from the extinguishment of certain fixed-rate debt securities of consolidated trusts, as market interest rates declined between the time of issuance and repurchase.

◦
YTD 2016 vs. YTD 2015 - decreased primarily due to a decline in sales of available-for-sale non-agency mortgage-related securities in an unrealized gain position. This decline in sales was attributable to increased market volatility and weaker investor demand for this product type.

•	Other comprehensive income (loss)

◦
2Q 2016 vs. 2Q 2015 - increased primarily due to a decline in longer-term interest rates during 2Q 2016, which resulted in unrealized gains on our available-for-sale securities, compared to an increase in longer-term interest rates during 2Q 2015, which resulted in unrealized losses on our available-for-sale securities. The increase attributable to interest rate changes was partially offset by less spread tightening for our agency and non-agency available-for-sale mortgage-related securities during 2Q 2016 compared to 2Q 2015. Other comprehensive income in both periods reflects the reversals of unrealized losses due to the accretion of other-than-temporary impairments in earnings and the reclassification of unrealized gains and losses related to available-for-sale securities that were sold during the respective periods.

◦
YTD 2016 vs. YTD 2015 - increased primarily due to a decline in longer-term interest rates during YTD 2016, which resulted in unrealized gains on our available-for-sale securities, compared to an increase in longer-term interest rates during YTD 2015, which resulted in unrealized losses on our available-for-sale securities. The increase attributable to interest rate changes was partially offset by spread widening for our non-agency available-for-sale mortgage-related securities during YTD 2016 compared to spread tightening during YTD 2015. Other comprehensive income in both periods reflects the reversals of unrealized losses due to the accretion of other-than-temporary impairments in earnings and the reclassification of unrealized gains and losses related to available-for-sale securities that were sold during the respective periods.

Freddie Mac Form 10-Q	53

Management's Discussion and Analysis	Risk Management | Credit Risk

RISK MANAGEMENT
Risk is an inherent part of our business activities. We are exposed to four major types of risk: credit risk, interest-rate and other market risks, liquidity risk, and operational risk.
For more discussion of these and other risks facing our business and our risk management framework, see "MD&A - Risk Management" and "Risk Factors" in our 2015 Annual Report and Form 10-Q for the first quarter of 2016, and "Liquidity and Capital Resources" in this report and in our 2015 Annual Report. See below for updates since our 2015 Annual Report and our Form 10-Q for the first quarter of 2016.
RISKS ASSOCIATED WITH NEGATIVE INTEREST RATES

As we discussed in our Form 10-Q for the first quarter of 2016, we could be adversely affected if the interest rate indices used to adjust our ARM loans and other financial instruments (primarily LIBOR and Constant Maturity Treasury indices of various durations) were to become negative. In particular, if this were to occur, the terms of the ARM loans underlying certain of our ARM securities products may result in our having to pay a greater amount of interest to securities investors than we are entitled to receive on the underlying mortgages.
On June 29, 2016, we implemented a new uniform ARM note, which institutes a mandatory lifetime interest rate floor generally equal to the mortgage margin applicable to the ARM. We are currently encouraging all sellers to use the new ARM note and will require sellers to do so for any ARMs with note dates on or after October 1, 2016. We revised our Single-Family Seller/Servicer Guide and our securities offering documents to reflect this new note. This will not affect our exposure with respect to ARM securities products that are currently outstanding.
For more information, see “Risk Factors - Negative values for certain interest rate indices could have an adverse effect on our operational and interest-rate risk management processes” in our Form 10-Q for the first quarter of 2016.
CREDIT RISK
INSTITUTIONAL CREDIT RISK

Sellers and Servicers

In our single-family guarantee business, we do not originate loans or have our own loan servicing operation. Instead, we rely on our seller and servicer counterparties to perform the primary loan origination and loan servicing functions on our behalf.
We have significant exposure to non-depository and smaller depository financial institutions who act as sellers and servicers in our single-family business. These institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as our largest mortgage seller or servicer counterparties. The financial performance of these companies has been under stress and many of them reported a net loss in the first quarter of 2016. If their weak financial performance persists, it could affect available servicing capacity in the market, which eventually could lead to higher operational risk and higher credit losses for Freddie Mac.

Freddie Mac Form 10-Q	54

Management's Discussion and Analysis	Risk Management | Institutional Credit Risk

For more information about counterparty risk associated with sellers and servicers, see Note 12 in this Form 10-Q and "Risk Factors - Credit Risks - We are exposed to institutional credit risk with respect to our business counterparties. Our financial results may be adversely affected if one or more of our counterparties fail to meet their obligations to us" in our 2015 Annual Report.

Freddie Mac Form 10-Q	55

Management's Discussion and Analysis	Risk Management | Interest-Rate Risk and Other Market Risks

INTEREST-RATE RISK AND OTHER MARKET RISKS
Our business segments have embedded exposure to interest-rate risk and other market risks. Interest-rate risk is consolidated and primarily managed by the Investments segment, while spread risk is owned and managed by each individual business segment. Interest-rate risk and other market risks can adversely affect future cash flows, or economic value, as well as earnings and net worth.
The majority of our interest-rate risk comes from our investments in mortgage-related assets (securities and loans), non-mortgage-related assets and other debt. Our primary goal in managing interest-rate risk is to reduce the amount of change in the value of our future cash flows due to future changes in interest rates. We use models to analyze possible future interest-rate scenarios, along with the cash flows of our assets and liabilities over those scenarios.
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
Our PMVS and duration gap measures do not fully reflect the potential effect of negative index values across all of our floating rate assets and liabilities. See “Risk Factors - Negative values for certain interest rate indices could have an adverse effect on our operational and interest-rate risk management processes” in our Form 10-Q for the first quarter of 2016 for additional information. During the second half of 2Q 2016, we incorporated the effect of negative interest rate index values for the majority of our floating rate assets and liabilities. We are in the process of assessing the effect of negative interest rate index values for the remaining population of our floating rate assets. Incorporating the effect of the negative interest rate index values on the remaining population could result in significant percentage changes in the disclosed duration gap and PMVS levels. However, we do not believe any such percentage changes would represent an exposure to interest-rate risk that would be material to the company's financial condition or results of operations.
The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.

	PMVS-YC	PMVS-L
(in millions)	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve:
June 30, 2016	$—	$24	$89
December 31, 2015	$12	$50	$186

Freddie Mac Form 10-Q	56

Management's Discussion and Analysis	Risk Management | Interest-Rate Risk and Other Market Risks

	2Q 2016			2Q 2015
(duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	0.1	$4	$21	0.4	$24	$98
Minimum	(0.1)	$—	$—	(0.3)	$4	$23
Maximum	0.5	$14	$84	1.0	$47	$197
Standard deviation	0.1	$3	$20	0.3	$9	$46

	YTD 2016			YTD 2015
(duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	0.1	$6	$25	0.2	$26	$110
Minimum	(0.2)	$—	$—	(0.3)	$4	$23
Maximum	0.7	$31	$92	1.0	$47	$250
Standard deviation	0.2	$5	$23	0.3	$10	$44
Derivatives enable us to reduce our interest-rate risk exposure. The table below shows that the PMVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.

	PMVS-L (50 bps)
(in millions)	Before Derivatives	After Derivatives	Effect of Derivatives
June 30, 2016	$2,880	$24	$(2,856)
December 31, 2015	$3,373	$50	$(3,323)
While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, the accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value), including derivatives, creates volatility in our earnings when interest rates fluctuate. Based upon the composition of our financial assets and liabilities, including derivatives, at June 30, 2016, we generally recognize fair value losses in earnings when interest rates decline. The table below presents the estimated adverse net effect on pre-tax earnings of certain immediate shifts in interest rates. These estimates are essentially the derivative gains (losses) attributable to financial instruments that are not measured at fair value that we would expect to experience as a result of the shifts in interest rates. The methodology used to calculate these figures is consistent with the methodology used to calculate our PMVS-YC and PMVS-L metrics above.

	GAAP FV-YC	GAAP FV-L
(in millions)	25 bps	50 bps	100 bps
June 30, 2016	$411	$1,189	$2,594
December 31, 2015	$635	$1,630	$3,573
Our adverse exposures under these interest-rate scenarios as of June 30, 2016 declined compared to December 31, 2015 primarily due to our entering into certain structured transactions which resulted in additional financial assets being recognized and measured at fair value. In addition, we increased our use of receive-fixed swaps as the duration of our financial assets declined, including those measured at amortized cost, due to declining interest rates.

Freddie Mac Form 10-Q	57

Management's Discussion and Analysis	Liquidity and Capital Resources

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

(dollars in millions)	2Q 2016	2Q 2015	YTD 2016	YTD 2015
Beginning balance	$391,322	$450,737	$418,021	$454,029
Issued during the period
Short-term:
Amount	$106,290	$117,947	$211,943	$179,557
Weighted-average effective interest rate	0.28%	0.07%	0.30%	0.08%
Long-term:
Amount	$57,830	$48,790	$96,670	$89,703
Weighted-average effective interest rate	1.41%	1.49%	1.41%	1.36%
Total issued:
Amount	$164,120	$166,737	$308,613	$269,260
Weighted-average effective interest rate	0.68%	0.49%	0.65%	0.51%
Paid off during the period:
Short-term:
Amount	$(115,548)	$(141,187)	$(249,630)	$(221,078)
Weighted-average effective interest rate	0.29%	0.07%	0.26%	0.08%
Long-term:
Amount	$(58,346)	$(58,826)	$(95,456)	$(84,750)
Weighted-average effective interest rate	1.79%	1.09%	1.82%	1.40%
Total paid off:
Amount	$(173,894)	$(200,013)	$(345,086)	$(305,828)
Weighted-average effective interest rate	0.79%	0.37%	0.69%	0.44%
Ending balance	$381,548	$417,461	$381,548	$417,461
We continue to rely on short-term and medium-term other debt to meet our overall funding needs. While issuances and pay-offs of our short-term other debt declined during 2Q 2016 as a result of lower funding needs, our short-term other debt issuances and pay-offs during YTD 2016 increased as compared to YTD 2015 as we did not begin utilizing overnight discount notes to manage our intra-day liquidity until the end of the first quarter of 2015. Our long-term other debt issuances increased during the 2016 periods compared to the 2015 periods, as we replaced called and matured debt with new callable and non-callable debt.  Overall, our outstanding other debt balance continues to decline as we reduce our indebtedness along with the decline in our mortgage-related investments portfolio.

Freddie Mac Form 10-Q	58

Management's Discussion and Analysis	Liquidity and Capital Resources

DEBT SECURITIES OF CONSOLIDATED TRUSTS
The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.

(in millions)	2Q 2016	2Q 2015	YTD 2016	YTD 2015
Beginning balance	$1,524,224	$1,448,311	$1,513,089	$1,440,325
New issuances	86,953	101,220	157,909	180,067
Newly-issued debt securities retained at issuance	(20,525)	(23,977)	(39,874)	(44,591)
Net new issuances to third parties	66,428	77,243	118,035	135,476
Additional issuances of securities	50,881	39,431	79,145	62,880
Total issuances	117,309	116,674	197,180	198,356
Extinguishments, net	(92,860)	(91,024)	(161,596)	(164,720)
Ending balance	$1,548,673	$1,473,961	$1,548,673	$1,473,961
Debt securities of our consolidated trusts represent our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Our exposure on debt securities of consolidated trusts is limited to the guarantee we provide on the payment of principal and interest on these securities, as the primary source of repayment of these debt securities comes from the cash flows of the mortgage loans that back the securities. At June 30, 2016, our estimated exposure (including the amounts that are due to Freddie Mac for debt securities of consolidated trusts that we purchased) to these debt securities is recognized as the allowance for credit losses on mortgage loans held by consolidated trusts. See Note 4 for details on our allowance for loan losses.
LIQUIDITY AND CONTINGENCY OPERATING PORTFOLIO
At June 30, 2016 and December 31, 2015, we held $45.8 billion and $70.0 billion, respectively, in the aggregate of cash and cash equivalents, securities purchased under agreements to resell, and non-mortgage-related securities in our Liquidity and Contingency Operating Portfolio, which is a subset of our Cash and Other Investments Portfolio and excludes the amounts in the latter portfolio related to consolidated VIEs, collateral held by us from OTC derivative counterparties, and investments in unsecured agency debt. These investments are important to our cash flow, collateral management, and asset and liability management, and our ability to provide liquidity and stability to the mortgage market. At June 30, 2016, our non-mortgage-related securities consisted primarily of U.S. Treasury securities that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintained non-interest-bearing deposits at the Federal Reserve Bank of New York, which are included in cash and cash equivalents on our consolidated balance sheets.
CASH FLOWS
We evaluate our cash flow performance by comparing the net cash flows from operating and investing activities to the net cash flows required to finance those activities. The following graphs present the results of these activities for YTD 2015 and YTD 2016.

Freddie Mac Form 10-Q	59

Management's Discussion and Analysis	Liquidity and Capital Resources

Operating Cash Flows Investing Cash Flows Financing Cash Flows
2015 2016 2015 2016 2015 2016

Commentary

Cash provided by operating activities increased $7.4 billion primarily due to the following:

•
Increase in net sales of mortgage loans acquired as held-for-sale, primarily due to an increase in the volume of our multifamily securitizations. This increase was partially offset by a decrease in our net interest income.

Cash provided by investing activities decreased $37.8 billion primarily due to the following:

•	Increase in net purchases of investment securities, primarily due to more investment securities being retained from our agency resecuritizations;

•	Decrease in net proceeds received from loans acquired as held-for-investment, primarily due to lower single-family liquidation rates; and

•	Increase in cash collateral posted to our derivative counterparties due to derivative losses resulting from declines in longer-term interest rates.
Cash used in financing activities decreased $38.4 billion primarily due to the following:

•
Increase in net proceeds received from the issuance of debt securities of consolidated trusts held by third parties due to an increase in the volume of our single-family PC issuances for cash. This change was partially offset by reduced repayments of debt securities of consolidated trusts held by third parties due to lower single-family liquidation rates.

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
At June 30, 2016, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount at June 30, 2016 and the 2016 Capital Reserve Amount of $1.2 billion, our dividend obligation to Treasury in September 2016 will be $0.9 billion. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock. As a result of the net worth sweep

Freddie Mac Form 10-Q	60

Management's Discussion and Analysis	Liquidity and Capital Resources

dividend on the senior preferred stock, our future profits will effectively be distributed to Treasury, and we cannot retain capital from the earnings generated by our business operations (other than a limited amount that will decrease to zero in 2018) or return capital to stockholders other than Treasury.
In June 2016, FASB issued a new Accounting Standards Update (ASU 2016-13) related to the measurement of credit losses on financial instruments that will be effective as of January 1, 2020, with early adoption permitted as of January 1, 2019. This Update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses. While we are still evaluating the effect that the adoption of this Update will have on our financial results, it will increase (perhaps substantially) our provision for credit losses in the period of adoption. As our capital reserve will decline to zero in 2018, our adoption of this Update will increase the risk that we will need to request a draw from Treasury.
The table below presents activity related to our net worth during the last five quarters and YTD 2016.

(in millions)	2Q 2016	1Q 2016	4Q 2015	3Q 2015	2Q 2015	YTD 2016
Beginning balance	$1,000	$2,940	$1,299	$5,713	$2,546	$2,940
Comprehensive (loss) income	1,133	(200)	1,641	(501)	3,913	933
Capital draw from Treasury	—	—	—	—	—	—
Senior preferred stock dividends declared	—	(1,740)	—	(3,913)	(746)	(1,740)
Total equity / net worth	$2,133	$1,000	$2,940	$1,299	$5,713	$2,133
Aggregate draws under Purchase Agreement	$71,336	$71,336	$71,336	$71,336	$71,336	$71,336
Aggregate cash dividends paid to Treasury	$98,205	$98,205	$96,465	$96,465	$92,552	$98,205

Freddie Mac Form 10-Q	61

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
REDUCING OUR MORTGAGE-RELATED INVESTMENTS PORTFOLIO OVER TIME
The table below presents the UPB of our mortgage-related investments portfolio for purposes of the portfolio limits imposed by the Purchase Agreement and by FHFA.

	June 30, 2016				December 31, 2015
(dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Investments segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$14,487	$—	$14,487	$—	$10,041	$—	$10,041
Reperforming loans and performing modified loans	—	—	63,209	63,209	—	—	67,036	67,036
Total single-family unsecuritized loans	—	14,487	63,209	77,696	—	10,041	67,036	77,077
Freddie Mac mortgage-related securities	132,555	—	5,561	138,116	135,869	—	6,076	141,945
Non-agency mortgage-related securities	—	—	21,278	21,278	—	—	27,754	27,754
Non-Freddie Mac agency mortgage-related securities	11,200	—	—	11,200	12,958	—	—	12,958
Total Investment segment - Mortgage investments portfolio	143,755	14,487	90,048	248,290	148,827	10,041	100,866	259,734
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	15,671	15,671	—	—	19,501	19,501
Multifamily segment - unsecuritized loans and mortgage-related securities	7,324	14,984	34,404	56,712	7,304	19,563	40,809	67,676
Total mortgage-related investments portfolio	$151,079	$29,471	$140,123	$320,673	$156,131	$29,604	$161,176	$346,911
Percentage of total mortgage-related investments portfolio	47%	9%	44%	100%	45%	9%	46%	100%
Mortgage-related investments portfolio cap at December 31, 2016 and December 31, 2015				$339,304				$399,181
90% of mortgage-related investments portfolio cap at December 31, 2016 and December 31, 2015(1)				$305,374				$359,263

(1)	Represents the amount that we manage to under our Retained Portfolio Plan, subject to certain exceptions.
The decline in our mortgage-related investments portfolio during YTD 2016 was primarily due to repayments, partially offset by net purchases of single-family loans for our securitization pipeline.
While we continued to purchase new single-family seriously delinquent loans, we reduced the size of our less liquid assets through the following:

•	Sales of $6.4 billion of less liquid assets, including $4.4 billion in UPB of non-agency mortgage-related securities and $1.8 billion in UPB of seriously delinquent unsecuritized single-family loans;

•	Securitizations of $1.0 billion in UPB of less liquid multifamily loans; and

•
Securitizations of $3.5 billion in UPB of single-family reperforming loans and performing modified loans, thereby enhancing their liquidity. We initially retained all of the resulting Freddie Mac mortgage-

Freddie Mac Form 10-Q	62

Management's Discussion and Analysis	Conservatorship and Related Matters

related securities created through such securitizations in our mortgage-related investments portfolio. Certain of these retained securities were subsequently resecuritized, with some of the resulting interests being sold to third parties.

Freddie Mac Form 10-Q	63

Management's Discussion and Analysis	Regulation and Supervision

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
AFFORDABLE HOUSING ALLOCATIONS
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and allocate or transfer such amount to certain housing funds. During 2Q 2016 and YTD 2016, we completed $99.4 billion and $185.1 billion, respectively, of new business purchases subject to these allocations and accrued $41 million and $77 million, respectively, of related expense. We expect to pay this amount (and any additional amounts accrued based on our new business purchases during the remainder of 2016) in February 2017. We are prohibited from passing through the costs of the affordable housing allocations to the originators of the loans that we purchase.
LEGISLATIVE AND REGULATORY DEVELOPMENTS
FLOOD INSURANCE LEGISLATION

On April 28, 2016, the House of Representatives passed the Flood Insurance Market Parity and Modernization Act. This bill could limit our ability to mitigate risks posed by private flood insurers and could shift the risk of flood loss to Freddie Mac.
CAP FOR NEW MULTIFAMILY BUSINESS

On May 4, 2016, FHFA announced an increase in the 2016 multifamily lending caps for Freddie Mac and Fannie Mae under the 2016 Conservatorship Scorecard from $31 billion to $35 billion, effective immediately.
FHFA UPDATE ON IMPLEMENTATION OF THE SINGLE SECURITY AND THE COMMON SECURITIZATION PLATFORM

On July 7, 2016, FHFA released an update on the implementation of the single security and the common securitization platform. The update details the progress made to date and describes the expected milestones that Freddie Mac, Fannie Mae and Common Securitization Solutions, LLC expect to meet to achieve the stated goals for these projects. The update states that Release 1 of the common securitization platform is expected to occur in the fourth quarter of 2016. Under Release 1, Freddie Mac will use the common securitization platform’s data acceptance, issuance support, and bond administration modules to perform activities related to its current single-class, fixed-rate securities (e.g., PCs) and certain activities related to the underlying mortgage loans (such as tracking unpaid principal balances). FHFA also stated that, later in 2016, it expects to announce the intended launch date for the single security in order to provide stakeholders at least 12 months’ advance notice.

Freddie Mac Form 10-Q	64

Management's Discussion and Analysis	Regulation and Supervision

FHFA DIRECTIVE ON GUARANTEE FEES

From time to time, FHFA issues directives or guidance to us affecting the levels of guarantee fees that we may charge for various types of loans. FHFA's latest directive, issued on July 29, 2016, addresses the safety and soundness risk that could arise if our guarantee fees were not sufficient to compensate us adequately for the credit risks we are taking. It allows us to continue to charge guarantee fees generally in line with the levels we have been charging in recent periods, but for many types of loans it prohibits reductions significantly below those levels.

Freddie Mac Form 10-Q	65

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

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
We have certain off-balance sheet arrangements related to our securitization activities involving guaranteed loans and mortgage-related securities, though most of our securitization activities are on-balance sheet. Our off-balance sheet arrangements related to these securitization activities primarily consist of K Certificates. We also have off-balance sheet arrangements related to certain other securitization products and other mortgage-related guarantees. Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $148.9 billion and $127.3 billion at June 30, 2016 and December 31, 2015, respectively.

Freddie Mac Form 10-Q	66

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-family Guarantee, Multifamily, and Investments segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, and our results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “possible,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “Risk Factors” sections of our Form 10-Q for the first quarter of 2016 and our 2015 Annual Report, and:

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

•	The success of our efforts to mitigate our losses on our Legacy single-family book and our investments in non-agency mortgage-related securities;

•	The success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS, K Certificate and other credit risk transfer transactions;

•	Our ability to maintain the security of our operating systems and infrastructure (e.g., against cyberattacks);

•	Changes in economic and market conditions, including changes in employment rates, interest rates, spreads, and home prices;

•	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase, and fixed-rate vs. ARM);

•	Our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	The adequacy of our risk management framework;

•	Our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

Freddie Mac Form 10-Q	67

Management's Discussion and Analysis	Forward-Looking Statements

•
Our ability to limit or manage our exposure to interest-rate volatility and spread volatility, including the availability of derivative financial instruments needed for interest-rate risk management purposes;

•	Changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	Changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs and multifamily K Certificates);

•	Changes in the practices of loan originators, investors and other participants in the secondary mortgage market; and

•	Other factors and assumptions described in this Form 10-Q, our Form 10-Q for the first quarter of 2016 and our 2015 Annual Report, including in the “MD&A” section.
Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac Form 10-Q	68

Financial Statements

FINANCIAL STATEMENTS

Freddie Mac Form 10-Q	69

Financial Statements	Condensed Consolidated Statements of Comprehensive Income

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions, except share-related amounts)	2Q 2016	2Q 2015	YTD 2016	YTD 2015
Interest income
Mortgage loans	$15,238	$15,384	$31,056	$30,838
Investments in securities	978	1,256	1,947	2,591
Other	56	15	113	26
Total interest income	16,272	16,655	33,116	33,455
Interest expense	(12,781)	(12,628)	(26,169)	(25,716)
Expense related to derivatives	(48)	(58)	(99)	(123)
Net interest income	3,443	3,969	6,848	7,616
Benefit (provision) for credit losses	775	857	1,242	1,356
Net interest income after benefit (provision) for credit losses	4,218	4,826	8,090	8,972
Non-interest income (loss)
Losses on extinguishment of debt	(119)	(80)	(174)	(159)
Derivative gains (losses)	(2,058)	3,135	(6,619)	732
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(10)	(77)	(62)	(166)
Portion of other-than-temporary impairment recognized in AOCI	(62)	(21)	(67)	(25)
Net impairment of available-for-sale securities recognized in earnings	(72)	(98)	(129)	(191)
Other gains on investment securities recognized in earnings	450	152	753	569
Other income (loss)	(25)	(568)	922	(557)
Non-interest income (loss)	(1,824)	2,541	(5,247)	394
Non-interest expense
Salaries and employee benefits	(240)	(279)	(479)	(511)
Professional services	(117)	(118)	(218)	(231)
Occupancy expense	(15)	(14)	(28)	(26)
Other administrative expense	(103)	(90)	(198)	(184)
Total administrative expense	(475)	(501)	(923)	(952)
Real estate owned operations expense	(29)	(52)	(113)	(127)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(280)	(235)	(552)	(457)
Other expense	(151)	(501)	(304)	(964)
Non-interest expense	(935)	(1,289)	(1,892)	(2,500)
Income before income tax expense	1,459	6,078	951	6,866
Income tax expense	(466)	(1,909)	(312)	(2,173)
Net income	993	4,169	639	4,693
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	109	(314)	228	(157)
Changes in unrealized gains (losses) related to cash flow hedge relationships	32	38	66	97
Changes in defined benefit plans	(1)	20	—	26
Total other comprehensive income (loss), net of taxes and reclassification adjustments	140	(256)	294	(34)
Comprehensive income	$1,133	$3,913	$933	$4,659
Net income	$993	$4,169	$639	$4,693
Undistributed net worth sweep and senior preferred stock dividends	(933)	(3,913)	(933)	(4,659)
Net income (loss) attributable to common stockholders	$60	$256	$(294)	$34
Net income (loss) per common share — basic and diluted	$0.02	$0.08	$(0.09)	$0.01
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,234	3,235
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	70

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in millions, except share-related amounts)	2016	2015
Assets
Cash and cash equivalents (Note 12)	$8,140	$5,595
Restricted cash and cash equivalents (Notes 3, 12)	17,399	14,533
Securities purchased under agreements to resell (Notes 3, 8)	48,989	63,644
Investments in securities, at fair value (Note 5)	112,269	114,215
Mortgage loans held-for-sale (Notes 3, 4) (includes $14,905 and $17,660 at fair value)	19,545	24,992
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $13,502 and $15,331)	1,742,040	1,729,201
Accrued interest receivable (Note 3)	6,060	6,074
Derivative assets, net (Notes 7, 8)	1,479	395
Real estate owned, net (Note 3)	1,381	1,725
Deferred tax assets, net (Note 10)	18,671	18,205
Other assets (Notes 3, 16)	10,464	7,313
Total assets	$1,986,437	$1,985,892
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,057	$6,183
Debt, net (Notes 3, 6) (includes $6,744 and $7,184 at fair value)	1,972,103	1,970,269
Derivative liabilities, net (Notes 7, 8)	1,243	1,254
Other liabilities (Notes 3, 16)	4,901	5,246
Total liabilities	1,984,304	1,982,952
Commitments and contingencies (Notes 3, 7, and 14)
Equity (Note 9)
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,046,828 shares and 650,045,962 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(81,874)	(80,773)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $585 and $778, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	1,968	1,740
Cash flow hedge relationships	(555)	(621)
Defined benefit plans	34	34
Total AOCI, net of taxes	1,447	1,153
Treasury stock, at cost, 75,817,058 shares and 75,817,924 shares	(3,885)	(3,885)
Total equity (See Note 9 for information on our dividend obligation to Treasury)	2,133	2,940
Total liabilities and equity	$1,986,437	$1,985,892
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

	June 30,	December 31,
(in millions)	2016	2015
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-sale	$268	$1,403
Mortgage loans held-for-investment	1,641,856	1,625,184
All other assets	47,971	37,305
Total assets of consolidated VIEs	$1,690,095	$1,663,892
Liabilities: (Note 3)
Debt, net	$1,594,236	$1,556,121
All other liabilities	4,802	4,769
Total liabilities of consolidated VIEs	$1,599,038	$1,560,890
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	71

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in millions)	YTD 2016	YTD 2015
Net cash used in operating activities	$4,143	$(3,273)
Cash flows from investing activities
Purchases of trading securities	(26,500)	(17,624)
Proceeds from sales of trading securities	17,127	8,637
Proceeds from maturities of trading securities	14,400	6,907
Purchases of available-for-sale securities	(19,724)	(3,976)
Proceeds from sales of available-for-sale securities	9,388	11,723
Proceeds from maturities of available-for-sale securities	8,208	10,140
Purchases of held-for-investment mortgage loans	(70,402)	(61,545)
Proceeds from sales of mortgage loans held-for-investment	1,997	1,116
Repayments of mortgage loans held-for-investment	148,157	158,719
(Increase) decrease in restricted cash	(2,866)	(10,257)
Net proceeds from dispositions of real estate owned and other recoveries	1,388	2,182
Net (increase) decrease in securities purchased under agreements to resell	14,655	14,862
Derivative premiums and terminations and swap collateral, net	(6,679)	1,286
Changes in other assets	(9,674)	(4,855)
Net cash provided by investing activities	79,475	117,315
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	110,886	81,919
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(153,637)	(163,370)
Proceeds from issuance of other debt	315,636	271,387
Repayments of other debt	(352,214)	(307,845)
Payment of cash dividends on senior preferred stock	(1,740)	(1,597)
Changes in other liabilities	(4)	(3)
Net cash used in financing activities	(81,073)	(119,509)
Net (decrease) increase in cash and cash equivalents	2,545	(5,467)
Cash and cash equivalents at beginning of year	5,595	10,928
Cash and cash equivalents at end of period	$8,140	$5,461

Supplemental cash flow information
Cash paid for:
Debt interest	$30,834	$30,477
Income taxes	1,337	859
Non-cash investing and financing activities (Note 4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, or 2015 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the “GLOSSARY” of this Form 10-Q and our 2015 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we refer to the three months ended June 30, 2016 and the three months ended June 30, 2015 as “2Q 2016” and “2Q 2015,” respectively, and we refer to the six months ended June 30, 2016 and the six months ended June 30, 2015 as “YTD 2016” and “YTD 2015,” respectively.
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

Freddie Mac Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1
instruments and other assets and liabilities. Actual results could be different from these estimates.
RECENTLY ISSUED ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810)	The amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.	January 1, 2016	The adoption of this amendment did not have a material effect on our consolidated financial statements.
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
ASU 2016-10, Revenue from Contracts with Customers (Topic 606)
The amendments in this Update do not change the core principle of the guidance in Topic 606, but clarify two issues: i) identifying performance obligations; and ii) licensing. These clarifications are intended to reduce diversity in practice and to reduce the cost and complexity of Topic 606 at transition and on an ongoing basis.
		January 1, 2018	We are evaluating the effect that the adoption of this amendment will have on our consolidated financial statements.
ASU 2016-12, Revenue from Contracts with Customers (Topic 606)	The amendments in this Update do not change the core principle of the guidance in Topic 606, but affect aspects of the guidance and technical corrections.	January 1, 2018	We are evaluating the effect that the adoption of this amendment will have on our consolidated financial statements.
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
January 1, 2020
While we are evaluating the effect that the adoption of this amendment will have on our consolidated financial statements, it will increase (perhaps substantially) our provision for credit losses in the period of adoption.

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
IMPACT OF CONSERVATORSHIP AND RELATED DEVELOPMENTS ON THE MORTGAGE-RELATED INVESTMENTS PORTFOLIO

For purposes of the limit imposed by the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio cannot exceed $339.3 billion at December 31, 2016 and was $320.7 billion at June 30, 2016. Our Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement (subject to certain exceptions). Our mortgage-related investments portfolio cap is reduced by 15% annually until it reaches $250 billion. This amount is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
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
At March 31, 2016, our assets exceeded our liabilities under GAAP; therefore, FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during 2Q 2016. Since conservatorship began through June 30, 2016, we have paid cash dividends of $98.2 billion to Treasury at the direction of the Conservator.

Freddie Mac Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

See Note 6 and Note 9 for more information on the conservatorship and the Purchase Agreement.
RELATED PARTIES AS A RESULT OF CONSERVATORSHIP

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. Common Securitization Solutions, LLC (CSS), was formed in 2013 as a limited liability company equally-owned by Freddie Mac and Fannie Mae. Therefore, CSS is also deemed a related party. During YTD 2016, we contributed $65 million of capital to CSS.

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
VIEs FOR WHICH WE ARE THE PRIMARY BENEFICIARY

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

(in millions)	June 30, 2016	December 31, 2015
Consolidated Balance Sheet Line Item
Assets:
Restricted cash and cash equivalents	$17,116	$14,529
Securities purchased under agreements to resell	21,200	14,840
Mortgage loans held-for-sale	268	1,403
Mortgage loans held-for-investment	1,641,856	1,625,184
Accrued interest receivable	5,394	5,305
Real estate owned, net	33	40
Other assets	4,228	2,591
Total assets of consolidated VIEs	$1,690,095	$1,663,892
Liabilities:
Accrued interest payable	$4,801	$4,763
Debt, net	1,594,236	1,556,121
Other liabilities	1	6
Total liabilities of consolidated VIEs	$1,599,038	$1,560,890

Freddie Mac Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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

	June 30, 2016	December 31, 2015
(in millions)	Freddie Mac Securities
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Investments in securities	$62,148	$49,040
Accrued interest receivable	249	200
Other assets	1,540	1,232
Liabilities:
Other liabilities	(1,423)	(1,230)
Maximum Exposure to Loss	$134,062	$114,193
Total Assets of Non-Consolidated VIEs	$157,745	$134,900
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

	June 30, 2016			December 31, 2015
(dollars in millions, terms in years)	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
K Certificates and other securitization products	$134,062	$1,324	39	$114,193	$1,136	40
Other mortgage-related guarantees	14,807	635	35	13,067	596	38
Derivative instruments	11,563	175	29	17,894	151	30

(1)
This amount excludes our reserve for guarantee losses, which totaled $74 million and $76 million as of June 30, 2016 and December 31, 2015, respectively, and is included within other liabilities on our consolidated balance sheets.

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

In connection with the securitization activities of the Multifamily segment, we have various forms of credit protection. The most prevalent type is subordination, primarily through our K Certificates. Through subordination, we mitigate our credit risk exposure by structuring our securities to transfer a large majority of expected and stress credit losses to private investors who purchase the subordinate tranches, as shown in the table below.

	UPB at		Maximum Coverage at
(in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
K Certificates	$120,097	$101,473	$21,273	$18,453
Other securitization products	8,681	7,026	1,732	1,477
Total	$128,778	$108,499	$23,005	$19,930
In addition to subordination, the Multifamily segment also has various other credit enhancements, primarily related to our mortgage loans and other mortgage-related guarantees, in the form of collateral posting requirements, loss sharing agreements, credit-linked notes, and other similar arrangements. We expect that these credit enhancements will enable us to recover all or a portion of our losses or the amounts paid under our guarantee. Our historical recoveries pursuant to these agreements have not been significant.

Freddie Mac Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES
The table below provides details of the loans on our consolidated balance sheets.

	June 30, 2016			December 31, 2015
(in millions)	Held by Freddie Mac	Held by consolidated trusts	Total	Held by Freddie Mac	Held by consolidated trusts	Total
Held-for sale:
Single-family	$4,692	$366	$5,058	$6,045	$1,702	$7,747
Multifamily	15,685	—	15,685	19,582	—	19,582
Total UPB	20,377	366	20,743	25,627	1,702	27,329
Cost basis and fair value adjustments, net	(1,100)	(98)	(1,198)	(2,038)	(299)	(2,337)
Total held-for-sale loans	19,277	268	19,545	23,589	1,403	24,992
Held-for-investment:
Single-family	88,676	1,611,936	1,700,612	90,532	1,597,590	1,688,122
Multifamily	25,755	2,630	28,385	29,505	1,711	31,216
Total UPB	114,431	1,614,566	1,728,997	120,037	1,599,301	1,719,338
Cost basis adjustments	(3,335)	29,880	26,545	(3,465)	28,659	25,194
Allowance for loan losses	(10,912)	(2,590)	(13,502)	(12,555)	(2,776)	(15,331)
Total held-for-investment loans	100,184	1,641,856	1,742,040	104,017	1,625,184	1,729,201
Total loans, net	$119,461	$1,642,124	$1,761,585	$127,606	$1,626,587	$1,754,193
During 2Q 2016 and 2Q 2015, we purchased $90.0 billion and $99.8 billion, respectively, in UPB of single-family loans and $1.2 billion and $1.0 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment. During YTD 2016 and YTD 2015, we purchased $158.2 billion and $179.0 billion, respectively, in UPB of single-family loans and $2.0 billion and $1.8 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment.
Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates. During 2Q 2016 and 2Q 2015, we sold $15.4 billion and $10.1 billion, respectively, in UPB of held-for-sale multifamily loans. During YTD 2016 and YTD 2015, we sold $26.2 billion and $15.2 billion, respectively, in UPB of held-for-sale multifamily loans. See Note 3 for more information on our issuances of K Certificates.
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we completed sales of $1.0 billion and $0.9 billion in UPB of seriously delinquent single-family loans during 2Q 2016 and 2Q 2015, respectively, and $1.8 billion and $1.2 billion during YTD 2016 and YTD 2015, respectively.
We reclassified $3.1 billion and $4.5 billion in UPB of seriously delinquent single-family loans from held-for-investment to held-for-sale during 2Q 2016 and 2Q 2015, respectively, and $3.5 billion and $8.1 billion during YTD 2016 and YTD 2015, respectively. For additional information regarding the fair value of our loans classified as held-for-sale, see Note 13.
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

Freddie Mac Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

property for an amount at or above the combined balances of the first and second loans. As of June 30, 2016 and December 31, 2015, based on data collected by us at loan delivery, approximately 12% and 13%, respectively, of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first loan. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 12.
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

	June 30, 2016				December 31, 2015
	Current LTV Ratio				Current LTV Ratio
(in millions)	≤ 80	> 80 to 100	> 100(1)	Total	≤ 80	> 80 to 100	> 100(1)	Total
20 and 30-year or more, amortizing fixed-rate(2)	$1,064,367	$234,845	$40,327	$1,339,539	$1,020,227	$242,948	$50,893	$1,314,068
15-year amortizing fixed-rate(2)	269,564	11,066	1,301	281,931	271,456	12,400	1,754	285,610
Adjustable-rate	56,595	3,912	149	60,656	59,724	5,055	249	65,028
Alt-A, interest-only, and option ARM	27,315	11,307	6,423	45,045	27,014	13,124	8,485	48,623
Total single-family loans	$1,417,841	$261,130	$48,200	$1,727,171	$1,378,421	$273,527	$61,381	$1,713,329

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 6.06% and 6.03% as of June 30, 2016 and December 31, 2015, respectively.

(2)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of June 30, 2016 and December 31, 2015, we have categorized UPB of approximately $35.6 billion and $38.3 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust, such rates and the timing of the adjustment are determined at the time of modification rather than at a subsequent date.

The following table presents the recorded investment in our multifamily held-for-investment loans, by credit quality indicator based on available data through the end of each period presented. These indicators involve significant management judgment.

(in millions)	June 30, 2016	December 31, 2015
Credit risk profile by internally assigned grade:(1)
Pass	$27,400	$29,660
Special mention	608	1,135
Substandard	363	408
Doubtful	—	—
Total	$28,371	$31,203

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

Freddie Mac Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

MORTGAGE LOAN PERFORMANCE

The following table presents the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.

	June 30, 2016
(in millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,308,970	$15,366	$4,412	$10,791	$1,339,539	$10,787
15-year amortizing fixed-rate	280,595	875	161	300	281,931	299
Adjustable-rate	60,046	332	73	205	60,656	205
Alt-A, interest-only, and option ARM	40,574	1,771	640	2,060	45,045	2,059
Total single-family	1,690,185	18,344	5,286	13,356	1,727,171	13,350
Total multifamily	28,371	—	—	—	28,371	105
Total single-family and multifamily	$1,718,556	$18,344	$5,286	$13,356	$1,755,542	$13,455

	December 31, 2015
(in millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,280,247	$16,178	$5,037	$12,606	$1,314,068	$12,603
15-year amortizing fixed-rate	284,137	935	183	355	285,610	355
Adjustable-rate	64,326	359	88	255	65,028	255
Alt-A, interest-only, and option ARM	43,543	1,962	714	2,404	48,623	2,403
Total single-family	1,672,253	19,434	6,022	15,620	1,713,329	15,616
Total multifamily	31,203	—	—	—	31,203	170
Total single-family and multifamily	$1,703,456	$19,434	$6,022	$15,620	$1,744,532	$15,786

(1)	Includes $6.0 billion and $7.0 billion of loans that were in the process of foreclosure as of June 30, 2016 and December 31, 2015, respectively.

Freddie Mac Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.

(dollars in millions)	June 30, 2016	December 31, 2015
Single-family:(1)
Non-credit-enhanced portfolio
Serious delinquency rate	1.12%	1.30%
Total number of seriously delinquent loans	85,674	105,071
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	1.58%	2.06%
Total number of seriously delinquent loans	22,026	27,813
Other credit protection:(3)
Serious delinquency rate	0.39%	0.58%
Total number of seriously delinquent loans	8,255	9,422
Total single-family:
Serious delinquency rate	1.08%	1.32%
Total number of seriously delinquent loans	115,151	141,255
Multifamily:(4)
Non-credit-enhanced portfolio:
Delinquency rate	0.04%	0.03%
UPB of delinquent loans	$19	$19
Credit-enhanced portfolio:
Delinquency rate	0.01%	0.02%
UPB of delinquent loans	$15	$20
Total Multifamily:
Delinquency rate	0.02%	0.02%
UPB of delinquent loans	$34	$39

(1)
Serious delinquencies on single-family loans underlying certain REMICs, other securitization products, and other mortgage-related guarantees may be reported on a different schedule due to variances in industry practice.

(2)	The credit-enhanced categories are not mutually exclusive, as a single loan may be covered by both primary mortgage insurance and other credit protection.

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
LOAN LOSS RESERVES

The loan loss reserves represent estimates of probable incurred credit losses. We recognize probable incurred losses by recording a charge to the provision for credit losses in our consolidated statements of comprehensive income. The loan loss reserves include:

•	Our allowance for loan losses, which pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets; and

•	Our reserve for guarantee losses, which pertains to single-family and multifamily loans underlying our K Certificates, other securitization products, and other mortgage-related guarantees.

Freddie Mac Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents our loan loss reserves activity.

	2Q 2016				2Q 2015
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
(in millions)	Held by Freddie Mac	Held By Consolidated Trusts		Total	Held by Freddie Mac	Held By Consolidated Trusts		Total
Single-family:
Beginning balance	$11,667	$2,819	$57	$14,543	$16,020	$2,554	$105	$18,679
Provision (benefit) for credit losses	(740)	(31)	2	(769)	(929)	125	(36)	(840)
Charge-offs	(467)	(16)	(3)	(486)	(793)	(57)	(2)	(852)
Recoveries	148	4	—	152	192	4	—	196
Transfers, net(1)	278	(187)	—	91	45	112	—	157
Ending balance	10,886	2,589	56	13,531	14,535	2,738	67	17,340
Multifamily ending balance	26	1	18	45	54	—	14	68
Total ending balance	$10,912	$2,590	$74	$13,576	$14,589	$2,738	$81	$17,408

	YTD 2016				YTD 2015
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
(in millions)	Held by Freddie Mac	Held By Consolidated Trusts		Total	Held by Freddie Mac	Held By Consolidated Trusts		Total
Single-family:
Beginning balance	$12,516	$2,775	$57	$15,348	$18,800	$2,884	$109	$21,793
Provision (benefit) for credit losses	(1,175)	(60)	4	(1,231)	(1,398)	100	(38)	(1,336)
Charge-offs	(966)	(84)	(5)	(1,055)	(3,574)	(225)	(4)	(3,803)
Recoveries	274	6	—	280	361	9	—	370
Transfers, net(1)	237	(48)	—	189	346	(30)	—	316
Ending balance	10,886	2,589	56	13,531	14,535	2,738	67	17,340
Multifamily ending balance	26	1	18	45	54	—	14	68
Total ending balance	$10,912	$2,590	$74	$13,576	$14,589	$2,738	$81	$17,408

(1)
Consists of approximately $0.1 billion and $0.2 billion during 2Q 2016 and 2Q 2015, respectively, and $0.2 billion and $0.3 billion during YTD 2016 and YTD 2015, respectively, attributable to capitalization of past due interest on modified loans. Also includes amounts associated with reclassified single-family reserves related to our removal of loans previously held by consolidated trusts, net of reclassifications for single-family loans subsequently resecuritized after such removal.

The allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 9.8% and 10.8% of the recorded investment in such loans at June 30, 2016 and December 31, 2015, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both June 30, 2016 and December 31, 2015.

Freddie Mac Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

	2Q 2016		2Q 2015		YTD 2016		YTD 2015
(dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	8,564	$1,233	11,730	$1,672	18,896	$2,689	25,023	$3,591
15-year amortizing fixed-rate	1,128	86	1,403	102	2,446	180	3,055	225
Adjustable-rate	222	31	328	51	496	71	733	108
Alt-A, interest-only, and option ARM	751	129	1,126	206	1,670	298	2,514	475
Total single-family	10,665	1,479	14,587	2,031	23,508	3,238	31,325	4,399
Multifamily	—	—	1	30	2	8	1	30
Total	10,665	$1,479	14,588	$2,061	23,510	$3,246	31,326	$4,429

(1)
The pre-TDR recorded investment for single-family loans initially classified as TDR during 2Q 2016 and YTD 2016 was $1.5 billion and $3.3 billion, respectively, compared to $2.0 billion and $4.4 billion during 2Q 2015 and YTD 2015, respectively.

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification.

	2Q 2016		2Q 2015		YTD 2016		YTD 2015
(dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:
20 and 30-year or more, amortizing fixed-rate	3,912	$599	4,466	$737	7,904	$1,233	8,773	$1,491
15-year amortizing fixed-rate	192	17	231	19	425	35	437	37
Adjustable-rate	64	10	82	14	137	21	150	26
Alt-A, interest-only, and option ARM	385	71	444	106	844	169	958	228
Total single-family	4,553	$697	5,223	$876	9,310	$1,458	10,318	$1,782
Multifamily	—	$—	—	$—	—	$—	—	$—
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During YTD 2016 and YTD 2015, 4,331 and 4,921, respectively, of such loans (with a post-TDR recorded investment of $0.5 billion and $0.7 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During YTD 2016 and YTD 2015, 671 and 1,321, respectively, of such loans (with a post-TDR recorded investment of $0.1

Freddie Mac Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

billion and $0.2 billion, respectively) experienced a payment default within a year after the borrowers' Chapter 7 bankruptcy.
Single-Family TDRs
During both 2Q 2016 and YTD 2016, approximately 41% of completed single-family loan modifications that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions, and approximately 16% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During 2Q 2016 and YTD 2016, the average term extension was 176 months and 178 months, respectively, and the average interest rate reduction was 0.8% in both periods on completed single-family loan modifications classified as TDRs.

Freddie Mac Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Impaired Loans
The tables below present the UPB, recorded investment, related allowance for loan losses, average recorded investment and interest income recognized for individually impaired loans.

	June 30, 2016			December 31, 2015
(in millions)	UPB	Recorded Investment	Associated Allowance	UPB	Recorded Investment	Associated Allowance
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$5,357	$4,055	N/A	$4,957	$3,724	N/A
15-year amortizing fixed-rate	39	34	N/A	45	38	N/A
Adjustable-rate	248	245	N/A	194	191	N/A
Alt-A, interest-only, and option ARM	1,781	1,396	N/A	1,370	1,033	N/A
Total with no specific allowance recorded	7,425	5,730	N/A	6,566	4,986	N/A
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	69,948	68,253	$(9,937)	72,886	71,215	$(11,245)
15-year amortizing fixed-rate	907	911	(21)	975	978	(21)
Adjustable-rate	416	408	(23)	518	510	(28)
Alt-A, interest-only, and option ARM	13,564	12,955	(2,376)	14,409	13,839	(2,725)
Total with specific allowance recorded	84,835	82,527	(12,357)	88,788	86,542	(14,019)
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	75,305	72,308	(9,937)	77,843	74,939	(11,245)
15-year amortizing fixed-rate	946	945	(21)	1,020	1,016	(21)
Adjustable-rate	664	653	(23)	712	701	(28)
Alt-A, interest-only, and option ARM	15,345	14,351	(2,376)	15,779	14,872	(2,725)
Total single-family	$92,260	$88,257	$(12,357)	$95,354	$91,528	$(14,019)
Multifamily —
With no specific allowance recorded(1)	$313	$297	N/A	$341	$333	N/A
With specific allowance recorded	78	78	$(13)	149	142	$(21)
Total multifamily	$391	$375	$(13)	$490	$475	$(21)
Total single-family and multifamily	$92,651	$88,632	$(12,370)	$95,844	$92,003	$(14,040)

Freddie Mac Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	2Q 2016			2Q 2015
(in millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$4,114	$117	$4	$3,369	$100	$5
15-year amortizing fixed-rate	35	2	—	43	2	—
Adjustable rate	250	2	—	85	1	—
Alt-A, interest-only, and option ARM	1,413	27	1	816	20	2
Total with no specific allowance recorded	5,812	148	5	4,313	123	7
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	69,118	653	61	73,778	639	94
15-year amortizing fixed-rate	903	8	2	1,033	12	3
Adjustable rate	406	3	1	660	5	1
Alt-A, interest-only, and option ARM	13,166	99	7	14,966	104	20
Total with specific allowance recorded	83,593	763	71	90,437	760	118
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	73,232	770	65	77,147	739	99
15-year amortizing fixed-rate	938	10	2	1,076	14	3
Adjustable rate	656	5	1	745	6	1
Alt-A, interest-only, and option ARM	14,579	126	8	15,782	124	22
Total single-family	$89,405	$911	$76	$94,750	$883	$125
Multifamily —
With no specific allowance recorded(1)	$305	$4	$1	$515	$7	$2
With specific allowance recorded	82	—	—	210	2	2
Total multifamily	$387	$4	$1	$725	$9	$4
Total single-family and multifamily	$89,792	$915	$77	$95,475	$892	$129

Freddie Mac Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	YTD 2016			YTD 2015
(in millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$4,065	$219	$6	$3,191	$188	$7
15-year amortizing fixed-rate	35	3	—	43	4	—
Adjustable rate	236	4	—	59	1	—
Alt-A, interest-only, and option ARM	1,304	52	2	750	38	2
Total with no specific allowance recorded	5,640	278	8	4,043	231	9
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	69,924	1,338	135	75,021	1,271	175
15-year amortizing fixed-rate	923	20	4	1,090	24	6
Adjustable rate	434	8	2	724	10	2
Alt-A, interest-only, and option ARM	13,419	223	17	15,547	206	33
Total with specific allowance recorded	84,700	1,589	158	92,382	1,511	216
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	73,989	1,557	141	78,212	1,459	182
15-year amortizing fixed-rate	958	23	4	1,133	28	6
Adjustable rate	670	12	2	783	11	2
Alt-A, interest-only, and option ARM	14,723	275	19	16,297	244	35
Total single-family	$90,340	$1,867	$166	$96,425	$1,742	$225
Multifamily —
With no specific allowance recorded(1)	$339	$7	$2	$622	$14	$4
With specific allowance recorded	82	2	1	268	5	4
Total multifamily	$421	$9	$3	$890	$19	$8
Total single-family and multifamily	$90,761	$1,876	$169	$97,315	$1,761	$233

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

	June 30, 2016			December 31, 2015
(in millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,638,914	$27,996	$1,666,910	$1,621,801	$30,728	$1,652,529
Individually evaluated	88,257	375	88,632	91,528	475	92,003
Total recorded investment	1,727,171	28,371	1,755,542	1,713,329	31,203	1,744,532
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,118)	(14)	(1,132)	(1,273)	(18)	(1,291)
Individually evaluated	(12,357)	(13)	(12,370)	(14,019)	(21)	(14,040)
Total ending balance of the allowance	(13,475)	(27)	(13,502)	(15,292)	(39)	(15,331)
Net investment in loans	$1,713,696	$28,344	$1,742,040	$1,698,037	$31,164	$1,729,201
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

	UPB(1) at		Maximum Coverage(1)(2) at
(in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Primary mortgage insurance	$269,389	$257,063	$68,983	$65,760
STACR debt note and ACIS transactions(3)	324,743	241,450	19,507	14,916
Lender recourse and indemnifications	5,954	6,339	5,133	5,396
Pool insurance(4)	1,557	1,706	688	753
HFA indemnification	2,398	2,599	2,398	2,599
Subordination	2,776	3,021	302	336
Other credit enhancements	14	15	9	10
Total	$606,831	$512,193	$97,020	$89,770

(1)
Except for the majority of our single-family credit risk transfer transactions, our credit enhancements generally provide protection for the first, or initial, credit losses associated with the related loans. Excludes: (a) FHA/VA and other governmental loans; (b) credit protection associated with $7.6 billion and $8.3 billion in UPB of single-family loans underlying other securitization products as of June 30, 2016 and December 31, 2015, respectively, as the information was not available; and (c) repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards. The UPB of single-family loans covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA and USDA) was $3.0 billion and $3.2 billion as of June 30, 2016 and December 31, 2015, respectively.

(2)
Except for subordination, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements. For subordination, this represents the UPB of the securities that are subordinate to our guarantee, which could provide protection by absorbing first losses.

(3)
Excludes $114.1 billion and $87.4 billion in UPB at June 30, 2016 and December 31, 2015, respectively, where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the outstanding balance of STACR debt notes held by third parties as well as the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

(4)	Excludes approximately $0.4 billion and $0.6 billion in UPB at June 30, 2016 and December 31, 2015, respectively, where the related loans are also covered by primary mortgage insurance.

Freddie Mac Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

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
Our credit risk transfer transactions provide credit enhancement by transferring a portion of our expected credit losses to third-party investors, insurers, and selected sellers. The value of these transactions to us is dependent on various economic scenarios, and we will primarily benefit from these transactions if we experience significant mortgage loan defaults.
NON-CASH INVESTING AND FINANCING ACTIVITIES

During YTD 2016 and YTD 2015, we acquired $94.5 billion and $123.9 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. The guarantor swap transactions during YTD 2016 and YTD 2015 included approximately $9.4 billion and $3.8 billion, respectively, of loans received from sellers to satisfy advances that were recorded in other assets on our consolidated balance sheets.
In addition, we acquired REO properties as a result of the derecognition of loans held on our consolidated balance sheets upon foreclosure of the underlying collateral or by deed in lieu of foreclosure. These acquisitions represent non-cash transfers. During YTD 2016 and YTD 2015, we had transfers of $0.8 billion, and $1.1 billion, respectively, from loans to REO.

Freddie Mac Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

NOTE 5: INVESTMENTS IN SECURITIES
The table below summarizes the fair values of our investments in securities by classification.

(in millions)	June 30, 2016	December 31, 2015
Trading securities	$34,209	$39,278
Available-for-sale securities	78,060	74,937
Total	$112,269	$114,215
As of June 30, 2016 and December 31, 2015, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
TRADING SECURITIES

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.

(in millions)	June 30, 2016	December 31, 2015
Mortgage-related securities:
Freddie Mac	$14,978	$15,513
Fannie Mae	6,815	6,438
Ginnie Mae	135	30
Other	73	146
Total mortgage-related securities	22,001	22,127
Non-mortgage-related securities	12,208	17,151
Total fair value of trading securities	$34,209	$39,278
During 2Q 2016 and YTD 2016, we recorded net unrealized gains (losses) on trading securities held at those dates of $25 million and $225 million, respectively. During 2Q 2015 and YTD 2015, we recorded net unrealized gains (losses) on trading securities held at those dates of $(325) million and $(281) million, respectively.

Freddie Mac Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

AVAILABLE-FOR-SALE SECURITIES

At June 30, 2016 and December 31, 2015, all available-for-sale securities were mortgage-related securities.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value by major security type for our securities classified as available-for-sale.

	June 30, 2016
			Gross Unrealized Losses
(in millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$45,595	$1,632	$—	$(57)	$47,170
Fannie Mae	4,816	173	—	(28)	4,961
Ginnie Mae	130	11	—	—	141
CMBS	8,969	459	(7)	(20)	9,401
Subprime	9,845	423	(243)	(50)	9,975
Option ARM	2,379	261	(49)	(5)	2,586
Alt-A and other	1,965	436	(3)	(4)	2,394
Obligations of states and political subdivisions	874	17	—	(1)	890
Manufactured housing	458	85	(1)	—	542
Total available-for-sale securities	$75,031	$3,497	$(303)	$(165)	$78,060

	December 31, 2015
			Gross Unrealized Losses
(in millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$32,684	$942	$—	$(99)	$33,527
Fannie Mae	7,033	265	—	(36)	7,262
Ginnie Mae	150	12	—	—	162
CMBS	12,009	450	(2)	(9)	12,448
Subprime	12,499	653	(295)	(55)	12,802
Option ARM	3,423	317	(56)	(6)	3,678
Alt-A and other	2,788	506	(11)	(5)	3,278
Obligations of states and political subdivisions	1,187	19	—	(1)	1,205
Manufactured housing	488	87	—	—	575
Total available-for-sale securities	$72,261	$3,251	$(364)	$(211)	$74,937

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairments in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairments in earnings.

Freddie Mac Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Available-For-Sale Securities in a Gross Unrealized Loss Position

The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.

	June 30, 2016
	Less than 12 Months		12 Months or Greater
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$4,282	$(46)	$832	$(11)
Fannie Mae	1,611	(17)	1,264	(11)
Ginnie Mae	—	—	50	—
CMBS	269	(19)	72	(8)
Subprime	407	(14)	3,337	(279)
Option ARM	146	(5)	467	(49)
Alt-A and other	125	(2)	131	(5)
Obligations of states and political subdivisions	—	—	8	(1)
Manufactured housing	—	—	13	(1)
Total available-for-sale securities in a gross unrealized loss position	$6,840	$(103)	$6,174	$(365)

	December 31, 2015
	Less than 12 Months		12 Months or Greater
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$8,171	$(64)	$1,224	$(35)
Fannie Mae	2,402	(24)	1,337	(12)
Ginnie Mae	—	—	55	—
CMBS	396	(9)	160	(2)
Subprime	719	(21)	3,923	(329)
Option ARM	349	(8)	579	(54)
Alt-A and other	108	(1)	265	(15)
Obligations of states and political subdivisions	18	—	8	(1)
Manufactured housing	—	—	14	—
Total available-for-sale securities in a gross unrealized loss position	$12,163	$(127)	$7,565	$(448)
At June 30, 2016, the gross unrealized losses relate to 313 individual lots representing 274 separate securities.
Impairment Recognition on Investments in Securities

For our available-for-sale securities in an unrealized loss position at June 30, 2016, we have asserted that we have no intent to sell and believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.

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

	June 30, 2016
(dollars in millions)	Subprime	Other(1)
UPB	$13,580	$5,667
Weighted average collateral cumulative loss	27%	16%
Weighted average voluntary prepayment rates	5%	8%
Average security credit enhancements	6%	1%

(1)	Consists of Option ARM and Alt-A.
Other-Than-Temporary Impairments on Available-for-Sale Securities

The table below summarizes the net impairment on available-for-sale securities recognized in earnings. The other impairment amount relates to increases in our estimate of the present value of expected future credit losses for certain securities.

(in millions)	2Q 2016	2Q 2015	YTD 2016	YTD 2015
Net impairment of available-for-sale securities recognized in earnings
Intent to sell	$10	$76	$62	$165
Other	62	22	67	26
Total net impairment of available-for-sale securities recognized in earnings	$72	$98	$129	$191
The following table is a rollforward of the amount of credit-related other-than-temporary impairment that has been recognized in earnings for available-for-sale securities that we continue to hold.

(in millions)	2Q 2016	2Q 2015	YTD 2016	YTD 2015
Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$4,551	$6,281	$5,306	$6,798
Additions:
Amounts related to credit losses on securities for which an other-than-temporary impairment was previously recognized	62	22	67	26
Reductions:
Amounts related to securities which were sold, written off, or matured	(7)	(35)	(62)	(87)
Amounts related to securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(21)	(511)	(657)	(891)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(68)	(78)	(137)	(167)
Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$4,517	$5,679	$4,517	$5,679

Freddie Mac Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.

(in millions)	2Q 2016	2Q 2015	YTD 2016	YTD 2015
Gross realized gains	$413	$486	$493	$853
Gross realized losses	(27)	(6)	(35)	(11)
Net realized gains (losses)	$386	$480	$458	$842

Maturities of Available-For-Sale Securities

The table below presents the remaining contractual maturities of available-for-sale securities by security type.

	As of June 30, 2016
					After One Year Through Five Years		After Five Years Through Ten Years
	Total Amortized Cost	Total Fair Value	One Year or Less						After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in millions)
Available-for-sale securities:
Freddie Mac	$45,595	$47,170	$11	$11	$51	$51	$2,154	$2,158	$43,379	$44,950
Fannie Mae	4,816	4,961	1	1	7	8	51	57	4,757	4,895
Ginnie Mae	130	141	—	—	1	1	26	30	103	110
CMBS	8,969	9,401	140	141	—	—	—	—	8,829	9,260
Subprime	9,845	9,975	—	—	—	—	—	—	9,845	9,975
Option ARM	2,379	2,586	—	—	—	—	—	—	2,379	2,586
Alt-A and other	1,965	2,394	—	—	11	11	6	7	1,948	2,376
Obligations of states and political subdivisions	874	890	5	5	22	23	74	77	773	785
Manufactured housing	458	542	—	—	—	—	13	18	445	524
Total available-for-sale securities	$75,031	$78,060	$157	$158	$92	$94	$2,324	$2,347	$72,458	$75,461

Freddie Mac Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

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

	Balance, Net		Interest Expense
(in millions)	June 30, 2016	December 31, 2015	2Q 2016	2Q 2015	YTD 2016	YTD 2015
Debt securities of consolidated trusts held by third parties	$1,594,236	$1,556,121	$11,249	$11,005	$23,040	$22,492
Other debt:
Short-term debt	75,868	113,569	82	36	175	74
Long-term debt	301,999	300,579	1,450	1,587	2,954	3,150
Total other debt	377,867	414,148	1,532	1,623	3,129	3,224
Total debt, net	$1,972,103	$1,970,269	$12,781	$12,628	$26,169	$25,716
Our debt cap under the Purchase Agreement is $479.0 billion in 2016 and will decline to $407.2 billion on January 1, 2017. As of June 30, 2016, our aggregate indebtedness for purposes of the debt cap was $381.5 billion. Our aggregate indebtedness is calculated as the par value of other short- and long-term debt.

Freddie Mac Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

DEBT SECURITIES OF CONSOLIDATED TRUSTS HELD BY THIRD PARTIES

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.

	June 30, 2016				December 31, 2015
(dollars in millions)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)
Single-family:
30-year or more, fixed-rate(2)	2016 - 2055	$1,136,223	$1,171,536	3.81%	2016 - 2053	$1,090,584	$1,123,290	3.88%
20-year fixed-rate	2016 - 2036	74,603	76,899	3.55	2016 - 2036	73,018	75,221	3.61
15-year fixed-rate	2016 - 2031	263,621	269,974	2.97	2016 - 2031	270,036	276,531	3.01
Adjustable-rate	2016 - 2047	58,244	59,576	2.64	2016 - 2047	62,496	63,899	2.61
Interest-only	2026 - 2041	12,453	12,510	3.29	2026 - 2041	14,252	14,317	3.16
FHA/VA	2016 - 2044	894	911	5.34	2016 - 2044	986	1,005	5.37
Total single-family		1,546,038	1,591,406			1,511,372	1,554,263
Multifamily(2)	2017 - 2030	2,635	2,830	4.76	2017 - 2028	1,717	1,858	4.90
Total debt securities of consolidated trusts held by third parties		$1,548,673	$1,594,236			$1,513,089	$1,556,121

(1)	The effective rate for debt securities of consolidated trusts held by third parties was 2.81% and 3.06% as of June 30, 2016 and December 31, 2015, respectively.

(2)	Carrying amount includes securities recorded at fair value.
Other Debt

The table below summarizes the balances and effective interest rates for other debt. We had no balances of securities sold under agreements to repurchase at either June 30, 2016 or December 31, 2015.

	June 30, 2016			December 31, 2015
(dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate	Par Value	Carrying Amount(1)	Weighted Average Effective Rate
Other short-term debt:
Discount notes and Reference Bills®	$68,099	$68,023	0.42%	$104,088	$104,024	0.28%
Medium-term notes	7,845	7,845	0.17	9,545	9,545	0.20
Total other short-term debt	$75,944	$75,868	0.40	$113,633	$113,569	0.28
Other long-term debt:
Original maturities on or before December 31,
2016	$33,671	$33,678	1.89%	$58,765	$58,821	2.13%
2017	95,655	95,714	1.41	91,544	91,636	1.48
2018	61,302	61,400	1.33	48,189	48,187	1.52
2019	43,599	43,528	1.65	31,352	31,259	1.84
2020	15,171	15,146	1.65	26,697	26,664	1.96
Thereafter	56,206	52,533	3.56	47,841	44,012	3.72
Total other long-term debt(2)	305,604	301,999	1.87	304,388	300,579	2.02
Total other debt	$381,548	$377,867		$418,021	$414,148

(1)
Represents par value, net of associated discounts or premiums, issuance cost and hedge-related basis adjustments. Includes $6.6 billion and $7.0 billion at June 30, 2016 and December 31, 2015, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

Freddie Mac Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

(2)
Balance, net for other long-term debt includes callable debt of $108.7 billion and $106.9 billion at June 30, 2016 and December 31, 2015, respectively, which gives us the option to call or not call debt for a variety of reasons that include managing the composition of liabilities or economic reasons.

Freddie Mac Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7: DERIVATIVES
At June 30, 2016 and December 31, 2015, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. Amounts reclassified from AOCI linked to interest payments on other debt are recorded in other debt interest expense and amounts not linked to interest payments on other debt are recorded in expense related to derivatives. During YTD 2016 and YTD 2015, we reclassified from AOCI into earnings, pre-tax losses of $100 million and $124 million, respectively, related to closed cash flow hedges. See Note 9 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
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
For a discussion of significant accounting policies related to derivatives, see Note 8 in our 2015 Annual Report.

Freddie Mac Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

DERIVATIVE ASSETS AND LIABILITIES AT FAIR VALUE

The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.

	June 30, 2016			December 31, 2015
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(in millions)		Assets	Liabilities		Assets	Liabilities
Total derivative portfolio
Interest-rate swaps:
Receive-fixed	$268,018	$9,321	$(14)	$209,988	$4,591	$(486)
Pay-fixed	217,312	5	(24,176)	218,599	319	(11,736)
Basis (floating to floating)	1,125	1	—	1,125	1	—
Total interest-rate swaps	486,455	9,327	(24,190)	429,712	4,911	(12,222)
Option-based:
Call swaptions
Purchased	60,130	6,613	—	57,925	3,450	—
Written	1,125	—	(151)	4,375	—	(100)
Put Swaptions
Purchased	31,430	438	—	24,050	580	—
Written	8,275	—	(1)	11,025	—	(28)
Other option-based derivatives(1)	15,791	1,035	—	12,088	791	—
Total option-based	116,751	8,086	(152)	109,463	4,821	(128)
Futures	78,220	—	—	56,332	—	—
Commitments	68,819	190	(284)	29,114	34	(28)
Credit derivatives	3,530	9	(10)	3,899	25	(10)
Other	3,000	—	(23)	3,033	—	(23)
Total derivatives not designated as hedging instruments	756,775	17,612	(24,659)	631,553	9,791	(12,411)
Derivative interest receivable (payable)		1,158	(1,521)		814	(1,393)
Netting adjustments(2)		(17,291)	24,937		(10,210)	12,550
Total derivative portfolio, net	$756,775	$1,479	$(1,243)	$631,553	$395	$(1,254)

(1)	Primarily consists of purchased interest-rate caps and floors.

(2)	Represents counterparty netting and cash collateral netting. Cash collateral amounts were a net $7.6 billion and $2.3 billion at June 30, 2016 and December 31, 2015, respectively.
See Note 8 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

GAINS AND LOSSES ON DERIVATIVES

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, reported in our consolidated statements of comprehensive income as derivative gains (losses).

(in millions)	2Q 2016	2Q 2015	YTD 2016	YTD 2015
Interest-rate swaps:
Receive-fixed	$1,939	$(1,599)	$4,883	$(282)
Pay-fixed	(4,303)	6,440	(12,938)	2,462
Basis (floating to floating)	—	(1)	1	(1)
Total interest-rate swaps	(2,364)	4,840	(8,054)	2,179
Option based:
Call swaptions
Purchased	1,300	(1,513)	3,399	(498)
Written	(18)	38	(89)	9
Put swaptions
Purchased	(236)	131	(514)	65
Written	9	8	47	23
Other option-based derivatives(1)	86	(129)	233	(48)
Total option-based	1,141	(1,465)	3,076	(449)
Other:
Futures	(287)	29	(468)	(11)
Commitments	(104)	265	(230)	154
Credit derivatives	(23)	(1)	(31)	(38)
Other	(1)	(1)	(2)	—
Total other	(415)	292	(731)	105
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	622	621	1,239	1,301
Pay-fixed interest-rate swaps	(1,042)	(1,154)	(2,149)	(2,405)
Other	—	1	—	1
Total accrual of periodic cash settlements	(420)	(532)	(910)	(1,103)
Total	$(2,058)	$3,135	$(6,619)	$732

(1)	Primarily consists of purchased interest-rate caps and floors.

Freddie Mac Form 10-Q	103

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8: COLLATERALIZED AGREEMENTS AND OFFSETTING ARRANGEMENTS
DERIVATIVE PORTFOLIO

Derivative Counterparties

Our use of cleared derivatives, exchange-traded derivatives, and OTC derivatives exposes us to institutional credit risk. For additional information, see Note 9 in our 2015 Annual Report.
Our use of interest-rate swaps and option-based derivatives is subject to internal credit and legal reviews. On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties, clearinghouses, and clearing members to confirm that they continue to meet our internal risk management standards.
Master Netting and Collateral Agreements

We use master netting and collateral agreements to reduce our credit risk exposure to our derivative counterparties for interest-rate swap and option-based derivatives. At June 30, 2016 and December 31, 2015, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
In the event that all of our counterparties for OTC interest-rate swaps and option-based derivatives were to have defaulted simultaneously on June 30, 2016, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $5 million. A significant majority of our net uncollateralized exposure to OTC derivative counterparties is concentrated among two counterparties, both of which were investment grade as of June 30, 2016.
Exposure to Certain Counterparties

The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $190 million and $34 million at June 30, 2016 and December 31, 2015, respectively. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization (including its clearing members).

Freddie Mac Form 10-Q	104

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The table below displays information related to derivatives and securities purchased under agreements to resell on our consolidated balance sheets.

	June 30, 2016
(in millions)	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
Assets:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$13,504	$(12,570)	$934	$(929)	$5
Cleared and exchange-traded derivatives	5,067	(4,721)	346	—	346
Other	199	—	199	—	199
Total derivatives	18,770	(17,291)	1,479	(929)	550
Securities purchased under agreements to resell	48,989	—	48,989	(48,989)	—
Total	$67,759	$(17,291)	$50,468	$(49,918)	$550
Liabilities:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$(12,633)	$11,717	$(916)	$862	$(54)
Cleared and exchange-traded derivatives	(13,230)	13,220	(10)	—	(10)
Other	(317)	—	(317)	—	(317)
Total	$(26,180)	$24,937	$(1,243)	$862	$(381)

	December 31, 2015
(in millions)	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
Assets:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$8,763	$(8,433)	$330	$(269)	$61
Cleared and exchange-traded derivatives	1,783	(1,777)	6	—	6
Other	59	—	59	—	59
Total derivatives	10,605	(10,210)	395	(269)	126
Securities purchased under agreements to resell	63,644	—	63,644	(63,644)	—
Total	$74,249	$(10,210)	$64,039	$(63,913)	$126
Liabilities:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$(8,886)	$7,801	$(1,085)	$948	$(137)
Cleared and exchange-traded derivatives	(4,857)	4,749	(108)	—	(108)
Other	(61)	—	(61)	—	(61)
Total	$(13,804)	$12,550	$(1,254)	$948	$(306)

Freddie Mac Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

(1)	For derivatives, includes cash collateral posted or held in excess of exposure.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us with an aggregate fair value of $2.8 billion as of both June 30, 2016 and December 31, 2015.

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

(in millions)	June 30, 2016	December 31, 2015
Restricted cash and cash equivalents	$273	$175
Securities purchased under agreements to resell	1,022	905
Investments in securities - Trading securities	1,275	447
Total	$2,570	$1,527
At June 30, 2016 and December 31, 2015, we had $0.9 billion and $0.3 billion, respectively, of collateral in the form of securities pledged to and held by us related to OTC derivative instruments. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments. In addition, we had $15 million and $22 million of cash pledged to us related to cleared and exchange-traded derivatives at June 30, 2016 and December 31, 2015, respectively.
Also, at June 30, 2016 and December 31, 2015, we had $0.3 billion and $0.7 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase loans sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.
Collateral Pledged by Freddie Mac

The aggregate fair value of all OTC derivative instruments netted by counterparty that were in a liability position on June 30, 2016, was $2.6 billion for which we posted cash and non-cash collateral of $2.6 billion in the normal course of business. A reduction in our credit ratings may trigger additional collateral requirements related to our OTC derivative instruments. If a reduction in our credit ratings had triggered additional collateral requirements related to our OTC derivative instruments on June 30, 2016, we would have been required to post an additional $34 million of collateral to our counterparties. A reduction in our credit ratings could also cause the clearinghouses or clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.

Freddie Mac Form 10-Q	106

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below summarizes all securities pledged as collateral by us for derivatives and secured borrowing transactions where the secured party may repledge.

(in millions)	June 30, 2016	December 31, 2015
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$1,469	$1,293
Available-for-sale securities	178	—
Trading securities	2,195	2,487
Total securities pledged	$3,842	$3,780

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Cash Pledged
At June 30, 2016, we pledged $10.7 billion of collateral in the form of cash and cash equivalents, of which $1.7 billion related to our OTC derivative agreements as we had $2.6 billion of such derivatives in a net loss position. The remaining $9.0 billion was posted at clearing members or clearinghouses in connection with derivatives and securities transactions at June 30, 2016.
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

	YTD 2016
(in millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$1,740	$(621)	$34	$1,153
Other comprehensive income before reclassifications(1)	442	—	1	443
Amounts reclassified from accumulated other comprehensive income	(214)	66	(1)	(149)
Changes in AOCI by component	228	66	—	294
Ending balance	$1,968	$(555)	$34	$1,447

	YTD 2015
(in millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$2,546	$(803)	$(13)	$1,730
Other comprehensive income before reclassifications(1)	265	—	26	291
Amounts reclassified from accumulated other comprehensive income	(422)	97	—	(325)
Changes in AOCI by component	(157)	97	26	(34)
Ending balance	$2,389	$(706)	$13	$1,696

(1)	For YTD 2016 and YTD 2015, net of tax expense of $0.2 billion and $0.1 billion, respectively, for AOCI related to available-for-sale securities.

Freddie Mac Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.

Details about Accumulated Other Comprehensive Income Components					Affected Line Item in the Consolidated Statements of Comprehensive Income
(in millions)	2Q 2016	2Q 2015	YTD 2016	YTD 2015
AOCI related to available-for-sale securities
	$386	$480	$458	$842	Other gains (losses) on investment securities recognized in earnings
	(72)	(98)	(129)	(191)	Net impairment of available-for-sale securities recognized in earnings
	314	382	329	651	Total before tax
	(110)	(134)	(115)	(229)	Tax (expense) or benefit
	204	248	214	422	Net of tax
AOCI related to cash flow hedge relationships
	(1)	(1)	(1)	(1)	Interest expense — Other debt
	(48)	(58)	(99)	(123)	Expense related to derivatives
	(49)	(59)	(100)	(124)	Total before tax
	17	21	34	27	Tax (expense) or benefit
	(32)	(38)	(66)	(97)	Net of tax
AOCI related to defined benefit plans
	1	—	2	—	Salaries and employee benefits
	(1)	—	(1)	—	Tax (expense) or benefit
	—	—	1	—	Net of tax
Total reclassifications in the period	$172	$210	$149	$325	Net of tax

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.6 billion and $0.7 billion at June 30, 2016 and June 30, 2015, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $131 million, net of taxes, of the $0.6 billion of cash flow hedge losses in AOCI at June 30, 2016 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 17 years.

Freddie Mac Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

SENIOR PREFERRED STOCK

At June 30, 2016, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount at June 30, 2016 and the Capital Reserve Amount of $1.2 billion in 2016, our dividend obligation to Treasury in September 2016 will be $0.9 billion. See Note 2 for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion as of both June 30, 2016 and December 31, 2015.
STOCK ISSUANCES AND REPURCHASES

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2Q 2016 and YTD 2016, except for issuances of treasury stock relating to stock-based compensation granted prior to conservatorship.
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

Freddie Mac Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

For purposes of the earnings-per-share calculation, all stock options outstanding at June 30, 2016 and June 30, 2015 were out of the money and excluded from the computation of dilutive potential common shares during 2Q 2016 and YTD 2016, and 2Q 2015 and YTD 2015, respectively.
DIVIDENDS DECLARED

No common dividends were declared during YTD 2016. During 1Q 2016 and 2Q 2016, we paid dividends of $1.7 billion and $0 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during YTD 2016.

Freddie Mac Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

NOTE 10: INCOME TAXES
INCOME TAX EXPENSE

For 2Q 2016 and 2Q 2015, we reported an income tax expense of $0.5 billion and $1.9 billion, respectively, resulting in effective tax rates of 31.9% and 31.4%, respectively. For YTD 2016 and YTD 2015, we reported an income tax expense of $0.3 billion and $2.2 billion, respectively, resulting in effective tax rates of 32.8% and 31.6%, respectively. Our effective tax rate differed from the statutory rate of 35% in these periods primarily due to our recognition of low income housing tax credits.
Deferred Tax Assets, Net

We had net deferred tax assets of $18.7 billion and $18.2 billion as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at June 30, 2016, we determined that it is more likely than not that our net deferred tax assets will be realized. Therefore, a valuation allowance was not necessary.
UNRECOGNIZED TAX BENEFITS

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of June 30, 2016.

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
Multifamily
The Multifamily segment reflects results from our purchase, securitization, and guarantee of multifamily loans and securities, our investments in those loans and securities, and the management of multifamily mortgage credit risk.
Contribution to GAAP comprehensive income (loss)
Investments
The Investments segment reflects results from managing the company's mortgage-related investments portfolio (excluding Multifamily segment investments, single-family seriously delinquent loans, and the credit risk of single-family performing loans), treasury function, and interest-rate risk.
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
During the first quarter of 2016, we changed how we calculate certain components of our Segment Earnings for our Single-family Guarantee and Investments segments. The purpose of these changes is to simplify Segment Earnings results relative to GAAP results, as well as to reduce operational complexity. Prior period results have been revised to conform to the current period presentation. Changes include:

•
The discontinuation of adjustments to net interest income and guarantee fee income which reflected the amortization of cash premiums and discounts on the consolidated Freddie Mac mortgage-related securities we purchased as investments, as well as the amortization of certain guarantee buy-up and buy-down fees and credit delivery fees on mortgage loans we purchased. The discontinuation of the adjustments resulted in an increase to net interest income for the Investments segment of $216 million and $397 million and a decrease to guarantee fee income for the Single-family Guarantee

Freddie Mac Form 10-Q	113

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

segment of $74 million and $140 million for 2Q 2015 and YTD 2015, respectively, to align with the current presentation.

•
Previously when we securitized loans into PCs, the premiums and discounts on the loans were amortized in net interest income. This amortization is now reflected in other non-interest income, consistent with the amortization of the premiums and discounts on the securitized PCs themselves. We reclassified $371 million and $719 million of expense from net interest income into other non-interest income for the Investments segment for 2Q 2015 and YTD 2015, respectively, to align with the current presentation.

•
Impacts from the reclassification of mortgage loans from held-for-investment to held-for-sale will be reflected in aggregate as other non-interest income. We reclassified $800 million and $1.5 billion of benefit from (provision) benefit for credit losses and $400 million and $760 million of expense from other non-interest expense into other non-interest income for the Single-family Guarantee segment for 2Q 2015 and YTD 2015, respectively, to align with the current presentation.

The table below presents Segment Earnings by segment.

(in millions)	2Q 2016	2Q 2015	YTD 2016	YTD 2015
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$584	$489	$1,394	$549
Multifamily	264	473	411	757
Investments	145	3,207	(1,166)	3,387
All Other	—	—	—	—
Total Segment Earnings, net of taxes	993	4,169	639	4,693
Net income	$993	$4,169	$639	$4,693
Comprehensive income (loss) of segments:
Single-family Guarantee	$583	$489	$1,394	$548
Multifamily	271	366	421	630
Investments	279	3,038	(882)	3,454
All Other	—	20	—	27
Comprehensive income of segments	1,133	3,913	933	4,659
Comprehensive income	$1,133	$3,913	$933	$4,659

Freddie Mac Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The tables below present detailed reconciliations between our GAAP financial statements and Segment Earnings for our reportable segments and All Other.

	2Q 2016
					Total Segment Earnings (Loss)		Total per Consolidated Statements of Comprehensive Income
(in millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
Net interest income (loss)	$(151)	$216	$606	$—	$671	$2,772	$3,443
Guarantee fee income(1)	1,501	124	—	—	1,625	(1,501)	124
Benefit for credit losses	121	6	—	—	127	648	775
Net interest income and guarantee fee income after benefit (provision) for credit losses	1,471	346	606	—	2,423	1,919	4,342
Net impairment of available-for-sale securities recognized in earnings	—	—	49	—	49	(121)	(72)
Derivative gains (losses)	(21)	(296)	(1,003)	—	(1,320)	(738)	(2,058)
Gains (losses) on trading securities	—	42	22	—	64	—	64
Gains (losses) on mortgage loans	—	124	—	—	124	(605)	(481)
Other non-interest income (loss)	(96)	279	551	—	734	(135)	599
Administrative expenses	(314)	(86)	(75)	—	(475)	—	(475)
REO operations expense	(29)	—	—	—	(29)	—	(29)
Other non-interest expense	(101)	(9)	(1)	—	(111)	(320)	(431)
Income tax expense	(326)	(136)	(4)	—	(466)	—	(466)
Net income	584	264	145	—	993	—	993
Changes in unrealized gains (losses) related to available-for-sale securities	—	7	102	—	109	—	109
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	32	—	32	—	32
Changes in defined benefit plans	(1)	—	—	—	(1)	—	(1)
Total other comprehensive income (loss), net of taxes	(1)	7	134	—	140	—	140
Comprehensive income	$583	$271	$279	$—	$1,133	$—	$1,133

	YTD 2016
					Total Segment Earnings (Loss)		Total per Consolidated Statements of Comprehensive Income
(in millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
Net interest income (expense)	$(269)	$468	$1,354	$—	$1,553	$5,295	$6,848
Guarantee fee income(1)	2,786	232	—	—	3,018	(2,784)	234
Benefit for credit losses	410	11	—	—	421	821	1,242
Net interest income and guarantee fee income after benefit (provision) for credit losses	2,927	711	1,354	—	4,992	3,332	8,324
Net impairment of available-for-sale securities recognized in earnings	—	—	130	—	130	(259)	(129)
Derivative gains (losses)	(29)	(1,083)	(3,998)	—	(5,110)	(1,509)	(6,619)
Gains (losses) on trading securities	—	104	191	—	295	—	295
Gains (losses) on loans	—	621	—	—	621	(624)	(3)
Other non-interest income	99	457	740	—	1,296	(321)	975
Administrative expense	(609)	(166)	(148)	—	(923)	—	(923)
REO operations expense	(113)	—	—	—	(113)	—	(113)
Other non-interest expense	(201)	(33)	(3)	—	(237)	(619)	(856)
Income tax (expense) benefit	(680)	(200)	568	—	(312)	—	(312)
Net income (loss)	1,394	411	(1,166)	—	639	—	639
Changes in unrealized gains (losses) related to available-for-sale securities	—	10	218	—	228	—	228
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	66	—	66	—	66
Changes in defined benefit plans	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of taxes	—	10	284	—	294	—	294
Comprehensive income (loss)	$1,394	$421	$(882)	$—	$933	$—	$933

Freddie Mac Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	2Q 2015
					Total Segment Earnings (Loss)		Total per Consolidated Statements of Comprehensive Income
(in millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
Net interest income	$26	$281	$1,047	$—	$1,354	$2,615	$3,969
Guarantee fee income(1)	1,325	79	—	—	1,404	(1,312)	92
Benefit (provision) for credit losses	(137)	17	—	—	(120)	977	857
Net interest income and guarantee fee income after benefit (provision) for credit losses	1,214	377	1,047	—	2,638	2,280	4,918
Net impairment of available-for-sale securities recognized in earnings	—	(8)	95	—	87	(185)	(98)
Derivative gains (losses)	(1)	708	3,157	—	3,864	(729)	3,135
Gains (losses) on trading securities	—	(57)	(271)	—	(328)	—	(328)
Gains (losses) on mortgage loans	—	(259)	—	—	(259)	(665)	(924)
Other non-interest income (loss)	(31)	20	741	—	730	(66)	664
Administrative expenses	(329)	(90)	(82)	—	(501)	—	(501)
REO operations expense	(52)	—	—	—	(52)	—	(52)
Other non-interest expense	(87)	(12)	(2)	—	(101)	(635)	(736)
Income tax expense	(225)	(206)	(1,478)	—	(1,909)	—	(1,909)
Net income	489	473	3,207	—	4,169	—	4,169
Changes in unrealized gains (losses) related to available-for-sale securities	—	(107)	(207)	—	(314)	—	(314)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	38	—	38	—	38
Changes in defined benefit plans	—	—	—	20	20	—	20
Total other comprehensive income (loss), net of taxes	—	(107)	(169)	20	(256)	—	(256)
Comprehensive income	$489	$366	$3,038	$20	$3,913	$—	$3,913

	YTD 2015
					Total Segment Earnings (Loss)		Total per Consolidated Statements of Comprehensive Income
(in millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
Net interest income (expense)	$(111)	$523	$2,202	$—	$2,614	$5,002	$7,616
Guarantee fee income(1)	2,582	152	—	—	2,734	(2,554)	180
Benefit (provision) for credit losses	(517)	20	—	—	(497)	1,853	1,356
Net interest income and guarantee fee income after benefit (provision) for credit losses	1,954	695	2,202	—	4,851	4,301	9,152
Net impairment of available-for-sale securities recognized in earnings	—	(25)	213	—	188	(379)	(191)
Derivative gains (losses)	(38)	509	1,729	—	2,200	(1,468)	732
Gains (losses) on trading securities	—	(47)	(226)	—	(273)	—	(273)
Gains (losses) on loans	—	94	—	—	94	(1,218)	(1,124)
Other non-interest income	(177)	64	1,202	—	1,089	(19)	1,070
Administrative expense	(629)	(160)	(163)	—	(952)	—	(952)
REO operations expense	(127)	—	—	—	(127)	—	(127)
Other non-interest expense	(179)	(23)	(2)	—	(204)	(1,217)	(1,421)
Income tax expense	(255)	(350)	(1,568)	—	(2,173)	—	(2,173)
Net income	549	757	3,387	—	4,693	—	4,693
Changes in unrealized gains (losses) related to available-for-sale securities	—	(127)	(30)	—	(157)	—	(157)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	97	—	97	—	97
Changes in defined benefit plans	(1)	—	—	27	26	—	26
Total other comprehensive income (loss), net of taxes	(1)	(127)	67	27	(34)	—	(34)
Comprehensive income	$548	$630	$3,454	$27	$4,659	$—	$4,659

(1)	Guarantee fee income is included in other income (loss) on our GAAP consolidated statements of comprehensive income.

Freddie Mac Form 10-Q	116

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12: CONCENTRATION OF CREDIT AND OTHER RISKS
SINGLE-FAMILY CREDIT GUARANTEE PORTFOLIO

The table below summarizes the concentration by book and geographic area of the approximately $1.7 trillion UPB of our single-family credit guarantee portfolio at both June 30, 2016 and December 31, 2015. See Note 4 and Note 5 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.

	June 30, 2016		December 31, 2015		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	YTD 2016	YTD 2015
Book of Business
Core single-family book	69%	0.18%	66%	0.21%	7%	2%
HARP and other relief refinance book	17	0.67%	18	0.72%	17	6
Legacy single-family book	14	3.59%	16	4.12%	76	92
Total	100%	1.08%	100%	1.32%	100%	100%
Region(1)
West	29%	0.65%	29%	0.79%	10%	12%
Northeast	25	1.63%	26	2.04%	40	45
North Central	17	0.95%	17	1.13%	26	15
Southeast	16	1.27%	16	1.57%	19	25
Southwest	13	0.75%	12	0.88%	5	3
Total	100%	1.08%	100%	1.32%	100%	100%
State(2)
New Jersey	4%	2.85%	4%	3.90%	10%	16%
Illinois	5	1.38%	5	1.62%	10	8
New York	5	2.37%	5	2.94%	10	13
Florida	5	1.65%	5	2.16%	8	20
Maryland	3	1.37%	3	1.64%	6	4
All other	78	0.86%	78	1.03%	56	39
Total	100%	1.08%	100%	1.32%	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during YTD 2016.
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

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Interest-only	1%	1%	4.90%	6.02%
Alt-A	2%	2%	5.53%	6.32%
Original LTV ratio greater than 90%(2)	16%	16%	1.64%	2.01%
Lower credit scores at origination (less than 620)	2%	2%	5.69%	6.67%

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchase as part of our participation in the MHA Program.
SELLERS AND SERVICERS

We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The table below summarizes the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume during YTD 2016.

Freddie Mac Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

	YTD 2016	YTD 2015
Single-family Seller
Wells Fargo Bank, N.A.	13%	11%
Other top 10 sellers	34	40
Top 10 single-family sellers	47%	51%
Multifamily Seller
Berkadia Commercial Mortgage LLC	20%	8%
CBRE Capital Markets, Inc.	18	17
Walker & Dunlop, LLC	12	14
Other top 10 sellers	32	45
Top 10 multifamily sellers	82%	84%
In recent years, there has been a shift in our purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown rapidly in recent years, and we purchase a significant share of our loans from them. Our top three non-depository sellers provided approximately 12% of our single-family purchase volume during YTD 2016.
Significant portions of our single-family and multifamily loans are serviced by several large servicers. The table below summarizes the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family credit guarantee portfolio and our multifamily mortgage portfolio, excluding loans underlying K Certificates as of June 30, 2016.

	June 30, 2016	December 31, 2015
Single-family Servicer
Wells Fargo Bank, N.A.	20%	20%
Other top 10 servicers	42	45
Top 10 single-family servicers	62%	65%
Multifamily Servicer
Wells Fargo Bank, N.A.	14%	14%
CBRE Capital Markets, Inc.	12	12
Berkadia Commercial Mortgage LLC	10	14
Other top 10 servicers	41	36
Top 10 multifamily servicers	77%	76%
In recent years, there has been a shift in our servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our loans. As of both June 30, 2016 and December 31, 2015, approximately 10% of our single-family credit guarantee portfolio was serviced by our three largest non-depository servicers, on a combined basis. Several of these non-depository servicers also service a large share of the loans underlying our investments in non-agency mortgage-related securities. We routinely monitor the performance of our largest non-depository servicers.
Ocwen Financial Corp. (Ocwen) and its subsidiaries and/or affiliates continue to be the subject of adverse regulatory scrutiny. Although we have taken steps to reduce our exposure to them, Ocwen remains one of

Freddie Mac Form 10-Q	119

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

our significant non-depository servicers. We continue to closely monitor the performance of Ocwen’s $25.9 billion servicing portfolio as of June 30, 2016.
MORTGAGE INSURERS

We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our loan loss reserves. See Note 4 for additional information. As of June 30, 2016, mortgage insurers provided coverage with maximum loss limits of $69.7 billion, for $271.4 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall mortgage insurance coverage.

		Mortgage Insurance Coverage
	Credit Rating(1)	June 30, 2016	December 31, 2015
Radian Guaranty Inc.	BBB-	22%	22%
United Guaranty Residential Insurance Company	BBB+	22	23
Mortgage Guaranty Insurance Corporation	BBB-	21	21
Genworth Mortgage Insurance Corporation	BB+	14	14
Total		79%	80%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of June 30, 2016. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

We received proceeds of $0.2 billion and $0.4 billion during YTD 2016 and YTD 2015, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.2 billion and $0.3 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of June 30, 2016 and December 31, 2015, respectively. The balance of these receivables, net of associated reserves, was approximately $0.1 billion and $0.2 billion at June 30, 2016 and December 31, 2015, respectively.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both in rehabilitation, and a substantial portion of their claims is recorded by us as deferred payment obligations. As of both June 30, 2016 and December 31, 2015, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.

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
Our cash and other investments (including non-mortgage-related investments and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, and the Federal Reserve Bank of New York. As of June 30, 2016 and December 31, 2015, including amounts related to our consolidated VIEs, there were $74.5 billion and $83.8 billion, respectively, of cash and securities purchased under agreements to resell invested with institutional counterparties, U.S. Treasury securities classified as cash equivalents, or cash deposited with the Federal Reserve Bank of New York. As of June 30, 2016, all of our securities purchased under agreements to resell were fully collateralized.
NON-AGENCY MORTGAGE-RELATED SECURITY ISSUERS

We are engaged in various loss mitigation efforts concerning certain investments in non-agency mortgage-related securities, including the efforts described below.
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
We have been working with an investor consortium that seeks to enforce certain claims relating to certain Countrywide non-agency mortgage-related securities. In June 2011, Bank of America Corporation, BAC Home Loans Servicing, LP, Countrywide Financial Corporation and Countrywide Home Loans, Inc. entered into a settlement agreement with The Bank of New York Mellon, as trustee, to resolve certain claims with respect to a number of Countrywide mortgage securitization trusts. In January 2014, a New York state court approved a significant portion of the settlement. In March 2015, a New York intermediate appellate court upheld the settlement in full. The conditions to the settlement have been satisfied. In February 2016, the trustee filed a petition in New York state court seeking the court's resolution of a dispute among the investors over the proper allocation of the settlement proceeds through certain trusts covered by the agreement. In May 2016, a judge ordered distribution of allocable shares under the settlement agreement to most of the trusts covered by the settlement, including to all of the securities we hold. In June 2016, we received the funds from the settlement with a benefit to Freddie Mac of

Freddie Mac Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

approximately $315 million. The benefit from this settlement will be recognized in earnings over the expected remaining life of the securities.
We have also been working with an investor consortium that seeks to enforce certain claims relating to certain Citigroup non-agency mortgage-related securities. In April 2014, Citigroup Inc. entered into a settlement agreement with the trustees of the securities covered by the settlement. In December 2015, a New York state court entered a judgment approving the settlement in all respects. The order became final in January 2016. It is likely that the conditions of the settlement will be fully satisfied in the near term. As a result, we expect to receive a benefit for those securitizations that we hold at the time of such distributions. This benefit, which is expected to be approximately $45 million, will be reflected in earnings recognized over the expected life of the securities.
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
The majority of the single-family loans underlying our investments in non-agency mortgage-related securities are serviced by non-depository servicers. As of June 30, 2016 and December 31, 2015, approximately $10.4 billion and $13.0 billion, respectively, in UPB of loans underlying our investments in single-family non-agency mortgage-related securities were serviced by subsidiaries and/or affiliates of Ocwen.

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
FAIR VALUE MEASUREMENTS

The accounting guidance for fair value measurements and disclosures establishes a three-level fair value hierarchy that prioritizes the inputs into the valuation techniques used to measure fair value. The levels of the fair value hierarchy are defined as follows in priority order:

•	Level 1 - inputs to the valuation techniques are based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 - inputs to the valuation techniques are based on observable inputs other than quoted prices in active markets for identical assets or liabilities.

•	Level 3 - one or more inputs to the valuation technique are unobservable and significant to the fair value measurement.
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

VALUATION TECHNIQUES

HARP Loans
For loans that have been refinanced under HARP, we value our guarantee obligation using the guarantee fees currently charged by us under that initiative. HARP loans valued using this technique are classified as Level 2, as the fees charged by us are observable. The majority of our HARP loans are classified as Level 2. If, subsequent to delivery, the refinanced loan no longer qualifies for purchase based on current underwriting standards (such as becoming past due or being modified), the fair value of the guarantee obligation is then measured using our internal credit models or the median of external sources, if the loan’s principal market has changed to the whole loan market. HARP loans valued using either of these techniques are classified as Level 3 as significant inputs are unobservable.
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends in December 2016, the beneficial pricing afforded to HARP loans will no longer be reflected in the pricing structure of our guarantee fees. If these benefits were not reflected in the pricing for these loans, the fair value of our loans would have decreased by $9.9 billion and $12.9 billion as of June 30, 2016 and December 31, 2015, respectively. The total fair value of the loans in our portfolio that reflect the pricing afforded to HARP loans as of June 30, 2016 and December 31, 2015 is $69.8 billion and $82.8 billion, respectively.
ASSETS AND LIABILITIES ON OUR CONSOLIDATED BALANCE SHEETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following tables present our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.

Freddie Mac Form 10-Q	124

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	June 30, 2016
(in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$35,708	$11,462	$—	$47,170
Fannie Mae	—	4,888	73	—	4,961
Ginnie Mae	—	141	—	—	141
CMBS	—	5,790	3,611	—	9,401
Subprime	—	—	9,975	—	9,975
Option ARM	—	—	2,586	—	2,586
Alt-A and other	—	—	2,394	—	2,394
Obligations of states and political subdivisions	—	—	890	—	890
Manufactured housing	—	—	542	—	542
Total available-for-sale securities, at fair value	—	46,527	31,533	—	78,060
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	14,663	315	—	14,978
Fannie Mae	—	6,200	615	—	6,815
Ginnie Mae	—	135	—	—	135
Other	—	72	1	—	73
Total mortgage-related securities	—	21,070	931	—	22,001
Non-mortgage-related securities	12,131	77	—	—	12,208
Total trading securities, at fair value	12,131	21,147	931	—	34,209
Total investments in securities	12,131	67,674	32,464	—	112,269
Mortgage loans:
Held-for-sale, at fair value	—	14,905	—	—	14,905
Derivative assets, net:
Interest-rate swaps	—	9,327	—	—	9,327
Option-based derivatives	—	8,086	—	—	8,086
Other	—	189	10	—	199
Subtotal, before netting adjustments	—	17,602	10	—	17,612
Netting adjustments(1)	—	—	—	(16,133)	(16,133)
Total derivative assets, net	—	17,602	10	(16,133)	1,479
Other assets:
Guarantee asset, at fair value	—	—	2,057	—	2,057
Non-derivative held-for-sale purchase commitments, at fair value	—	126	—	—	126
Total other assets	—	126	2,057	—	2,183
Total assets carried at fair value on a recurring basis	$12,131	$100,307	$34,531	$(16,133)	$130,836
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$185	$—	$—	$185
Other debt, at fair value	—	6,507	52	—	6,559
Derivative liabilities, net:
Interest-rate swaps	—	24,190	—	—	24,190
Option-based derivatives	—	152	—	—	152
Other	—	280	37	—	317
Subtotal, before netting adjustments	—	24,622	37	—	24,659
Netting adjustments(1)	—	—	—	(23,416)	(23,416)
Total derivative liabilities, net	—	24,622	37	(23,416)	1,243
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	12	—	—	12
All other, at fair value	—	—	15	—	15
Total other liabilities	—	12	15	—	27
Total liabilities carried at fair value on a recurring basis	$—	$31,326	$104	$(23,416)	$8,014

Freddie Mac Form 10-Q	125

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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

(1)
Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable. The net cash collateral posted was $7.6 billion and $2.3 billion, respectively, at June 30, 2016 and December 31, 2015. The net interest receivable (payable) of derivative assets and derivative liabilities was $(0.4) billion and $(0.6) billion at June 30, 2016 and December 31, 2015, respectively, which was mainly related to interest rate swaps.

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
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis.

	June 30, 2016				December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$615	$4,375	$4,990	$—	$1,130	$5,851	$6,981
REO, net(2)	—	—	278	278	—	—	1,046	1,046
Total assets measured at fair value on a non-recurring basis	$—	$615	$4,653	$5,268	$—	$1,130	$6,897	$8,027

(1)
Includes loans that are classified as held-for-investment and have been measured for impairment based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost.

(2)
Represents the fair value of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was adjusted to fair value of $0.3 billion, less estimated costs to sell of $18 million (or approximately $0.3 billion) at June 30, 2016. The carrying amount of REO, net was adjusted to fair value of $1.0 billion, less estimated costs to sell of $68 million (or approximately $0.9 billion) at December 31, 2015.

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

Freddie Mac Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	2Q 2016
		Realized and unrealized gains (losses)
	Balance, April 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2016	Unrealized gains (losses) still held
	in millions
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$4,369	$6	$96	$102	$9,621	$—	$(109)	$(61)	$—	$(2,460)	$11,462	$—
Fannie Mae	84	—	—	—	—	—	—	(5)	—	(6)	73	—
Ginnie Mae	1	(1)	—	(1)	—	—	—	—	—	—	—	—
CMBS	3,627	1	10	11	—	—	(17)	(10)	—	—	3,611	1
Subprime	11,947	141	(3)	138	—	—	(1,402)	(708)	—	—	9,975	8
Option ARM	3,325	50	40	90	—	—	(679)	(150)	—	—	2,586	12
Alt-A and other	2,940	63	(23)	40	—	—	(362)	(224)	—	—	2,394	24
Obligations of states and political subdivisions	1,012	—	—	—	—	—	—	(122)	—	—	890	—
Manufactured housing	556	1	2	3	—	—	—	(17)	—	—	542	1
Total available-for-sale mortgage-related securities	27,861	261	122	383	9,621	—	(2,569)	(1,297)	—	(2,466)	31,533	46
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	123	3	—	3	204	46	(4)	(2)	19	(74)	315	(3)
Fannie Mae	29	(1)	—	(1)	595	—	—	(8)	—	—	615	(1)
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—	—
Other	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	153	2	—	2	799	46	(4)	(10)	19	(74)	931	(4)
Other assets:
Guarantee asset	1,894	10	—	10	219	22	—	(88)	—	—	2,057	10

		Realized and unrealized (gains) losses
	Balance, April 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2016	Unrealized (gains) losses still held
	(in millions)
Liabilities
Other debt, at fair value	$—	$—	$—	$—	$—	$52	$—	$—	$—	$—	$52	$—
Net derivatives(2)	11	71	—	71	—	—	—	(55)	—	—	27	19
Other liabilities:
All other, at fair value	8	7	—	7	—	—	—	—	—	—	15	15

Freddie Mac Form 10-Q	128

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	YTD 2016
		Realized and unrealized gains (losses)
	Balance, January 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2016	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,608	$20	$67	$87	$9,637	$—	$(471)	$(84)	$—	$(315)	$11,462	$—
Fannie Mae	90	—	—	—	—	—	—	(10)	—	(7)	73	—
Ginnie Mae	1	—	—	—	—	—	—	(1)	—	—	—	—
CMBS	3,530	1	98	99	—	—	—	(18)	—	—	3,611	1
Subprime	12,802	167	(173)	(6)	—	—	(1,610)	(1,211)	—	—	9,975	39
Option ARM	3,678	108	(49)	59	—	—	(861)	(290)	—	—	2,586	43
Alt-A and other	3,278	98	(63)	35	—	—	(547)	(372)	—	—	2,394	50
Obligations of states and political subdivisions	1,205	1	(2)	(1)	—	—	—	(314)	—	—	890	—
Manufactured housing	575	1	(2)	(1)	—	—	—	(32)	—	—	542	1
Total available-for-sale mortgage-related securities	27,767	396	(124)	272	9,637	—	(3,489)	(2,332)	—	(322)	31,533	134
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	331	(8)	—	(8)	204	46	(142)	(2)	19	(133)	315	(5)
Fannie Mae	41	—	—	—	594	—	(13)	(7)	—	—	615	(2)
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—	—
Other	2	—	—	—	—	—	—	(1)	—	—	1	—
Total trading mortgage-related securities	374	(8)	—	(8)	798	46	(155)	(10)	19	(133)	931	(7)
Other assets:
Guarantee asset	1,753	68	—	68	360	38	—	(162)	—	—	2,057	68

		Realized and unrealized (gains) losses
	Balance, January 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2016	Unrealized (gains) losses still held
	(in millions)
Liabilities
Other debt, at fair value	$—	$—	$—	$—	$—	$52	$—	$—	$—	$—	$52	$—
Net derivatives(2)	8	75	—	75	—	—	—	(56)	—	—	27	19
Other liabilities:
All other, at fair value	10	5	—	5	—	—	—	—	—	—	15	15

Freddie Mac Form 10-Q	129

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	2Q 2015
		Realized and unrealized gains (losses)
	Balance, April 1, 2015	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2015	Unrealized gains (losses) still held

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,683	$14	$(2)	$12	$624	$—	$(332)	$302	$4	$(150)	$3,143	$(1)
Fannie Mae	113	—	1	1	—	—	—	(7)	—	(3)	104	—
Ginnie Mae	3	—	—	—	—	—	(1)	—	—	—	2	—
CMBS	3,552	(9)	(2)	(11)	—	—	—	(7)	—	—	3,534	(9)
Subprime	17,799	242	92	334	—	—	(1,701)	(630)	—	—	15,802	54
Option ARM	5,276	48	88	136	—	—	(422)	(157)	—	—	4,833	(1)
Alt-A and other	4,788	91	42	133	—	—	(483)	(214)	—	(2)	4,222	36
Obligations of states and political subdivisions	1,827	—	(8)	(8)	—	—	—	(192)	—	—	1,627	—
Manufactured housing	619	—	12	12	—	—	—	(17)	—	—	614	—
Total available-for-sale mortgage-related securities	36,660	386	223	609	624	—	(2,939)	(922)	4	(155)	33,881	79
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	511	(15)	—	(15)	41	19	(10)	(2)	45	(244)	345	(12)
Fannie Mae	139	10	—	10	100	—	(95)	—	23	(6)	171	(2)
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—	—
Other	4	—	—	—	—	—	—	(1)	—	—	3	—
Total trading mortgage-related securities	654	(5)	—	(5)	141	19	(105)	(3)	68	(250)	519	(14)
Other assets:
Guarantee asset	1,569	3	—	3	—	220	—	(140)	—	—	1,652	3
All other, at fair value	6	1	—	1	—	—	—	—	—	—	7	1
Total other assets	1,575	4	—	4	—	220	—	(140)	—	—	1,659	4

		Realized and unrealized (gains) losses
	Balance, April 1, 2015	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2015	Unrealized (gains) losses still held
	(in millions)
Liabilities
Net derivatives(2)	$25	$(9)	$—	$(9)	$—	$—	$—	$6	$—	$—	$22	$(8)

Freddie Mac Form 10-Q	130

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	YTD 2015
		Realized and unrealized gains (losses)
	Balance, January 1, 2015	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2015	Unrealized gains (losses) still held

Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$4,231	$25	$(13)	$12	$722	$—	$(394)	$276	$5	$(1,709)	$3,143	$(2)
Fannie Mae	85	—	4	4	—	—	—	(14)	38	(9)	104	—
Ginnie Mae	4	—	—	—	—	—	—	(2)	—	—	2	—
CMBS	3,474	(25)	100	75	—	—	(1)	(14)	—	—	3,534	(25)
Subprime	20,589	527	105	632	—	—	(4,140)	(1,279)	—	—	15,802	77
Option ARM	5,649	120	58	178	—	—	(689)	(305)	—	—	4,833	46
Alt-A and other	5,027	137	31	168	—	—	(572)	(412)	11	—	4,222	75
Obligations of states and political subdivisions	2,198	—	(12)	(12)	—	—	—	(559)	—	—	1,627	—
Manufactured housing	638	(1)	11	10	—	—	—	(34)	—	—	614	(1)
Total available-for-sale mortgage-related securities	41,895	783	284	1,067	722	—	(5,796)	(2,343)	54	(1,718)	33,881	170
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	927	(18)	—	(18)	41	19	(11)	(3)	46	(656)	345	(13)
Fannie Mae	232	10	—	10	100	—	(95)	(1)	23	(98)	171	(1)
Ginnie Mae	1	—	—	—	—	—	(1)	—	—	—	—	—
Other	4	4	—	4	—	—	(4)	(1)	—	—	3	—
Total trading mortgage-related securities	1,164	(4)	—	(4)	141	19	(111)	(5)	69	(754)	519	(14)
Other assets:
Guarantee asset	1,626	(12)	—	(12)	—	314	—	(276)	—	—	1,652	(12)
All other, at fair value	5	2	—	2	—	—	—	—	—	—	7	2
Total other assets	1,631	(10)	—	(10)	—	314	—	(276)	—	—	1,659	(10)

		Realized and unrealized (gains) losses
	Balance, January 1, 2015	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2015	Unrealized (gains) losses still held
	(in millions)
Liabilities
Net derivatives(2)	$10	$16	$—	$16	$—	$—	$—	$(4)	$—	$—	$22	$11

(1)
Transfers out of Level 3 during 2Q 2016 and YTD 2016 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Freddie Mac securities are generally classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 2Q 2016 and YTD 2016 consisted primarily of certain mortgage-related securities due to a lack of market activity and relevant price quotes from dealers and third-party pricing services.

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

Freddie Mac Form 10-Q	131

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

June 30, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$10,822	Discounted cash flows	OAS	(170) - 491 bps	94 bps
	640	Other
Total Freddie Mac	11,462
Fannie Mae	35	Median of external sources
	26	Single external source
	12	Other
Total Fannie Mae	73
CMBS	3,611	Risk Metrics	Effective duration	2.65 - 10.52 years	9.07 years
Total CMBS	3,611
Subprime, option ARM, and Alt-A:
Subprime	9,296	Median of external sources	External pricing sources	$72.5 - $76.1	$74.2
	679	Other
Total subprime	9,975
Option ARM	2,459	Median of external sources	External pricing sources	$64.3 - $69.8	$67.6
	127	Other
Total option ARM	2,586
Alt-A and other	1,773	Median of external sources	External pricing sources	$84.3 - $88.1	$85.9
	450	Single external source	External pricing source	$84.3 - $84.3	$84.3
	171	Other
Total Alt-A and other	2,394
Obligations of states and political subdivisions	825	Median of external sources	External pricing sources	$101.6 - $102.2	$101.9
	65	Other
Total obligations of states and political subdivisions	890
Manufactured housing	478	Median of external sources	External pricing sources	$88.9 - $93.1	$91.7
	64	Other
Total manufactured housing	542
Total available-for-sale mortgage-related securities	31,533
Trading, at fair value
Mortgage-related securities
Freddie Mac	96	Discounted cash flows
	219	Other
Total Freddie Mac	315
Fannie Mae	615	Discounted cash flows	OAS	(886) - 109 bps	5 bps
Total Fannie Mae	615
Other	1	Discounted cash flows
Total other	1
Total trading mortgage-related securities	931
Total investments in securities	$32,464
Other assets:
Guarantee asset, at fair value	$1,920	Discounted cash flows	OAS	17 - 198 bps	55 bps
	137	Other
Total guarantee asset, at fair value	2,057
Liabilities
Other debt, at fair value	52	Other
Total other debt, at fair value	52
Net derivatives	27	Other
Total net derivatives	27
Other liabilities
All other, at fair value	15	Other
Total all other, at fair value	15

Freddie Mac Form 10-Q	132

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

December 31, 2015
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)			Type	Range	Weighted Average
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

Freddie Mac Form 10-Q	133

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

June 30, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$4,375
		Internal model	Historical sales proceeds	$3,000 - $960,000	$162,855
		Internal model	Housing sales index	41 - 469 bps	92 bps
		Income capitalization(1)	Capitalization rates	6% - 9%	7%
		Median of external sources	External pricing sources	$37.3 - $94.3	$74.1
REO, net	$278
		Internal model	Historical sales proceeds	$3,000 - $677,440	$149,971
		Internal model	Housing sales index	41 - 469 bps	90 bps
		Other

December 31, 2015
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$5,851
		Internal model	Historical sales proceeds	$3,000 - $788,699	$191,957
		Internal model	Housing sales index	44 - 428 bps	90 bps
		Third-party appraisal	Property value	$1 million - $30 million	$28 million
		Income capitalization(1)	Capitalization rates	6%- 9%	7%
		Median of external sources	External pricing sources	$39.0 - $94.6	$70.0
REO, net	$1,046
		Internal model	Historical sales proceeds	$3,000 - $581,751	$155,885
		Internal model	Housing sales index	44 - 428 bps	87 bps
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

Freddie Mac Form 10-Q	134

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	June 30, 2016
		Fair Value
(in millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
Financial Assets
Cash and cash equivalents	$8,140	$8,140	$—	$—	$—	$8,140
Restricted cash and cash equivalents	17,399	17,399	—	—	—	17,399
Securities purchased under agreements to resell	48,989	—	48,989	—	—	48,989
Investments in securities:
Available-for-sale, at fair value	78,060	—	46,527	31,533	—	78,060
Trading, at fair value	34,209	12,131	21,147	931	—	34,209
Total investments in securities	112,269	12,131	67,674	32,464	—	112,269
Mortgage loans:
Loans held by consolidated trusts	1,642,124	—	1,540,876	149,309	—	1,690,185
Loans held by Freddie Mac	119,461	—	33,116	88,249	—	121,365
Total mortgage loans	1,761,585	—	1,573,992	237,558	—	1,811,550
Derivative assets, net	1,479	—	17,602	10	(16,133)	1,479
Guarantee asset	2,057	—	—	2,264	—	2,264
Non-derivative purchase commitments, at fair value	126	—	126	15	—	141
Advances to lenders	1,020	—	—	1,020	—	1,020
Total financial assets	$1,953,064	$37,670	$1,708,383	$273,331	$(16,133)	$2,003,251
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,594,236	$—	$1,643,806	$1,016	$—	$1,644,822
Other debt	377,867	—	380,181	5,382	—	385,563
Total debt, net	1,972,103	—	2,023,987	6,398	—	2,030,385
Derivative liabilities, net	1,243	—	24,622	37	(23,416)	1,243
Guarantee obligation	1,957	—	—	3,451	—	3,451
Non-derivative purchase commitments, at fair value	12	—	12	42	—	54
Total financial liabilities	$1,975,315	$—	$2,048,621	$9,928	$(23,416)	$2,035,133

Freddie Mac Form 10-Q	135

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2015
		Fair Value
(in millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
Financial Assets
Cash and cash equivalents	$5,595	$5,595	$—	$—	$—	$5,595
Restricted cash and cash equivalents	14,533	14,533	—	—	—	14,533
Securities purchased under agreements to resell	63,644	—	63,644	—	—	63,644
Investments in securities:
Available-for-sale, at fair value	74,937	—	47,170	27,767	—	74,937
Trading, at fair value	39,278	17,151	21,753	374	—	39,278
Total investments in securities	114,215	17,151	68,923	28,141	—	114,215
Mortgage loans:
Loans held by consolidated trusts	1,625,184	—	1,477,251	162,947	—	1,640,198
Loans held by Freddie Mac	129,009	—	31,831	97,133	—	128,964
Total mortgage loans	1,754,193	—	1,509,082	260,080	—	1,769,162
Derivative assets, net	395	—	9,766	25	(9,396)	395
Guarantee asset	1,753	—	—	1,958	—	1,958
Advances to lenders	910	—	910	—	—	910
Total financial assets	$1,955,238	$37,279	$1,652,325	$290,204	$(9,396)	$1,970,412
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,556,121	$—	$1,624,019	$805	$—	$1,624,824
Other debt	414,306	—	412,752	6,586	—	419,338
Total debt, net	1,970,427	—	2,036,771	7,391	—	2,044,162
Derivative liabilities, net	1,254	—	12,378	33	(11,157)	1,254
Guarantee obligation	1,729	—	—	3,129	—	3,129
Total financial liabilities	$1,973,410	$—	$2,049,149	$10,553	$(11,157)	$2,048,545
FAIR VALUE OPTION

We elected the fair value option for certain types of investments in securities, multifamily held-for-sale loans, certain multifamily held-for-sale loan purchase commitments, and certain debt.
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option.

	June 30, 2016		December 31, 2015
(in millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Multifamily Held-For-Sale Loans	Other Debt - Long Term
Fair value	$14,905	$6,559	$17,660	$7,045
Unpaid principal balance	14,595	6,485	17,673	7,093
Difference	$310	$74	$(13)	$(48)

Freddie Mac Form 10-Q	136

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Changes in Fair Value under the Fair Value Option Election

We recorded gains (losses) of $107 million and $(254) million for 2Q 2016 and 2Q 2015, respectively, and $579 million and $99 million for YTD 2016 and YTD 2015, respectively, from the change in fair value on multifamily held-for-sale loans recorded at fair value in other income in our condensed consolidated statements of comprehensive income.
We recorded gains of $207 million and $244 million for 2Q 2016 and YTD 2016 respectively, from the change in fair value of multifamily held-for-sale loan purchase commitments recorded at fair value in other income in our condensed consolidated statements of comprehensive income. We elected the fair value option for these commitments in 2016.
Gains (losses) on debt securities with the fair value option elected were $(108) million and $44 million for 2Q 2016 and 2Q 2015, respectively, and $(94) million and $(145) million for YTD 2016 and YTD 2015, respectively, and were recorded in other income in our condensed consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for 2Q 2016 and YTD 2016 and for 2Q 2015 and YTD 2015 for any assets or liabilities for which we elected the fair value option.

Freddie Mac Form 10-Q	137

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
In October 2013, defendants filed motions to dismiss the complaint. In October 2014, the District Court granted defendants’ motions and dismissed the case in its entirety against all defendants, with prejudice. In November 2014, plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit. On July 20, 2016, the Court of Appeals reversed the District Court’s dismissal and remanded the case to the District Court for further proceedings.
At present, it is not possible for us to predict the probable outcome of this lawsuit or any potential effect on our business, financial condition, liquidity, or results of operations. In addition, we are unable to reasonably estimate the possible loss or range of possible loss in the event of an adverse judgment in the foregoing matter due to the following factors, among others: the inherent uncertainty of pre-trial litigation and the fact that the District Court has not yet ruled upon motions for class certification or summary judgment. In particular, absent the certification of a class, the identification of a class period, and the identification of the alleged statement or statements that survive dispositive motions, we cannot reasonably estimate any possible loss or range of possible loss.

Freddie Mac Form 10-Q	138

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac filed a proof of loss under the bonds. In February 2015, the Court granted summary judgment against TBW on its claims. Thereafter, Freddie Mac moved for clarification that the Court’s judgment did not apply to Freddie Mac’s separate claims against Lloyds. In March 2016, a settlement agreement among the parties was submitted to the Court for approval. On April 25, 2016, the Court approved the settlement. On May 6, 2016, Sovereign Bank, which was not a party to the settlement agreement, appealed the order approving the settlement agreement and various other prior Bankruptcy Court orders to the U.S. District Court. TBW has moved to dismiss Sovereign’s appeal.
On December 29, 2014, Freddie Mac filed an action in the U.S. District Court for the Southern District of New York against certain underwriters at Lloyds, London and several other insurance carriers seeking coverage for $111 million in losses under Freddie Mac’s primary and excess financial institution bonds. The losses resulted from fraud perpetrated by senior officers and employees of TBW. On April 11, 2016, the parties advised the Court that a settlement in principle had been reached. Thereafter, settlement agreements with all the insurers were executed and, in July 2016, the parties stipulated to voluntary dismissal of the case.
LIBOR LAWSUIT

On March 14, 2013, Freddie Mac filed a lawsuit in the U.S. District Court for the Eastern District of Virginia against the British Bankers Association and the 16 U.S. Dollar LIBOR panel banks and a number of their affiliates. The case was subsequently transferred to the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants fraudulently and collusively depressed LIBOR, a benchmark interest rate indexed to trillions of dollars of financial products, and asserts claims for antitrust violations, breach of contract, tortious interference with contract and fraud. Freddie Mac filed an amended complaint in July 2013, and a second amended complaint in October 2014. In August 2015, the District Court dismissed the portion of our claim related to antitrust violations and fraud and we filed a motion for reconsideration. On March 31, 2016, the District Court granted a portion of our motion, finding personal jurisdiction over certain defendants, and denied the portion of our motion with respect to statutes of limitation for our fraud claims. Subsequently, in a related case, the U.S. Court of Appeals for the Second Circuit reversed the District Court’s dismissal of certain plaintiffs’ antitrust claims and remanded the case to the District Court for consideration of whether the plaintiffs are “efficient enforcers” of the antitrust laws. Briefing of this issue is underway in our case.

Freddie Mac Form 10-Q	139

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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

Freddie Mac Form 10-Q	140

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
Litigation in the U.S. District Court for the District of Delaware

Jacobs and Hindes vs. FHFA and Treasury. This case was filed on August 17, 2015 as a putative class action lawsuit purportedly on behalf of a class of holders of preferred stock or common stock issued by Freddie Mac or Fannie Mae. The case was also filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac and Fannie Mae as “nominal” defendants. The complaint alleges, among other items, that the August 2012 amendment to the Purchase Agreement violated applicable state law and constituted a breach of contract, as well as a breach of covenants of good faith and fair dealing. Plaintiffs seek equitable and injunctive relief (including restitution of the monies paid by Freddie Mac and Fannie Mae to Treasury under the net worth sweep dividend), compensatory damages, attorneys’ fees, costs and expenses. The case was stayed pending resolution of FHFA's motion to the U.S. Judicial Panel on Multidistrict Litigation to transfer this case to the U.S. District Court for the District of Columbia. This motion was denied on June 2, 2016, and the stay was lifted on July 13, 2016.
Litigation in the U.S. District Court for the Eastern District of Virginia

Pagliara vs. Federal Home Loan Mortgage Corporation. This case was filed on March 14, 2016 in the Circuit Court of Fairfax County, Virginia, and subsequently removed to the U.S. District Court for the

Freddie Mac Form 10-Q	141

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Eastern District of Virginia. The plaintiff seeks an order to permit inspection and copying of corporate records under Virginia law, primarily for the purpose of investigating potential claims arising from the net worth sweep. The case was stayed pending resolution of FHFA's request to the U.S. Judicial Panel on Multidistrict Litigation to transfer this case to the U.S. District Court for the District of Columbia, which was denied on June 2, 2016. On June 17, 2016, Freddie Mac and FHFA filed a motion to dismiss or, in the alternative, substitute FHFA as plaintiff in the case.
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
Stockholder Letters

We received a letter dated January 19, 2016 addressed to the Board of Directors, purportedly on behalf of a holder of stock of Freddie Mac. The letter urged the members of the Board to take various steps under Virginia law including, among others, causing Freddie Mac to immediately stop paying dividends to Treasury on account of the senior preferred stock. On January 28, 2016, FHFA (as Conservator) informed the purported stockholder’s representative that the state law principles asserted in the letter are not applicable to the Board.
We also received a letter dated March 1, 2016 addressed to the Board of Directors from a purported holder of preferred stock of Freddie Mac. In the letter, the purported stockholder states that he intends to file suit against the Board and the company for alleged breaches of contract and fiduciary duty in the event the Board does not take unspecified steps “with respect to payment of dividends and other matters” involving the company and its preferred shareholders. On March 10, 2016, FHFA (as Conservator) informed the purported stockholder that the state law principles asserted in the letter are not applicable to the Board. On about April 19, 2016, the purported stockholder sent a second letter in which he reiterated his intent to file suit and attached a proposed class action complaint naming the company and the Board as defendants. The proposed complaint asserts claims for breach of contract, breach of implied covenants of good faith and fair dealing, and breach of fiduciary duties and seeks $14.1 billion in compensatory damages.

Freddie Mac Form 10-Q	142

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
The table below summarizes our minimum capital requirements and deficits and net worth.

(in millions)	June 30, 2016	December 31, 2015
GAAP net worth	$2,133	$2,940
Core capital (deficit)(1)(2)	$(71,650)	$(70,549)
Less: Minimum capital requirement(1)	19,020	19,687
Minimum capital surplus (deficit)(1)	$(90,670)	$(90,236)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

(2)
Core capital excludes certain components of GAAP total equity (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

Freddie Mac Form 10-Q	143

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

NOTE 16: SELECTED FINANCIAL STATEMENT LINE ITEMS
The table below presents the significant components of other income (loss) and other expense on our consolidated statements of comprehensive income.

(in millions)	2Q 2016	2Q 2015	YTD 2016	YTD 2015
Other income (loss):
Gains (losses) on loans	$(481)	$(924)	$(3)	$(1,124)
Gains (losses) on held-for-sale purchase commitments	207	—	244	—
Other	249	356	681	567
Total other income (loss)	$(25)	$(568)	$922	$(557)
Other expense:
Property tax and insurance expense on held-for-sale loans	$(39)	$(401)	$(66)	$(761)
Other expense	(112)	(100)	(238)	(203)
Total other expense	$(151)	$(501)	$(304)	$(964)
The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.

(in millions)	June 30, 2016	December 31, 2015
Other assets:
Accounts and other receivables(1)	$5,820	$3,625
Guarantee asset	2,057	1,753
Advances to lenders	1,020	910
All other	1,567	1,025
Total other assets	$10,464	$7,313
Other liabilities:
Servicer liabilities	$949	$1,191
Guarantee obligation	1,957	1,729
Accounts payable and accrued expenses	1,145	1,286
All other	850	1,040
Total other liabilities	$4,901	$5,246

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac Form 10-Q	144

Other Information

OTHER INFORMATION
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 14 in this report and Note 15 in our 2015 Annual Report.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. For information on these lawsuits, see the “LEGAL PROCEEDINGS” sections in our 2015 Annual Report and in our Form 10-Q for the first quarter 2016.
RISK FACTORS
This Form 10-Q should be read together with the “Risk Factors” sections in our 2015 Annual Report and our Form 10-Q for the first quarter of 2016, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.

Freddie Mac Form 10-Q	145

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
No stock options were exercised during 2Q 2016. See Note 10 in our 2015 Annual Report for more information.
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

Freddie Mac Form 10-Q	146

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
EXHIBITS
The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

Freddie Mac Form 10-Q	147

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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 2Q 2016
We evaluated the changes in our internal control over financial reporting that occurred during 2Q 2016 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Freddie Mac Form 10-Q	148

Controls and Procedures

MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under “Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of June 30, 2016 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 2Q 2016 have been prepared in conformity with GAAP.

Freddie Mac Form 10-Q	149

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: August 2, 2016

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: August 2, 2016

Freddie Mac Form 10-Q	150

Glossary

GLOSSARY
This Glossary supplements the Glossary contained in our 2015 Annual Report and includes a defined term that is used throughout this report.
Guarantee fee (management and guarantee fee) - The fee that we receive for managing mortgage pools and guaranteeing the payment of principal and interest to mortgage security investors, which consists primarily of a combination of fees paid on a monthly basis, as a percentage of the UPB of the underlying loans, and initial upfront payments, such as delivery fees.

Freddie Mac Form 10-Q	151

Index

FORM 10-Q INDEX

Freddie Mac Form 10-Q	152

Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description*
3.1
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 7, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, as filed July 8, 2016)

10.1	PC Master Trust Agreement dated July 19, 2016

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac Form 10-Q	E-1