Form 10-Q
period 2016-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2016-11-01
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2016
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
As of October 19, 2016, there were 650,046,828 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac Form 10-Q	i

Management's Discussion and Analysis	Introduction

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the “Forward-Looking Statements” sections of this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2015, or 2015 Annual Report, and our Quarterly Reports on Form 10-Q for the first and second quarters of 2016, the “Risk Factors” sections of our 2015 Annual Report and our Quarterly Report on Form 10-Q for the first quarter of 2016, and the “Business” section of our 2015 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “Glossary” of our 2015 Annual Report and our Quarterly Report on Form 10-Q for the second quarter of 2016.
You should read the following MD&A in conjunction with our 2015 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2016 included in “Financial Statements.” Throughout this Form 10-Q, we refer to the three months ended September 30, 2016 and the three months ended September 30, 2015 as “3Q 2016” and “3Q 2015,” respectively, and we refer to the nine months ended September 30, 2016 and the nine months ended September 30, 2015 as “YTD 2016” and “YTD 2015,” respectively.
INTRODUCTION
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We do this primarily by purchasing residential mortgage loans originated by lenders. In most instances, we package these loans into mortgage-related securities, which are guaranteed by us and sold in the global capital markets. We also invest in mortgage loans and mortgage-related securities. We do not originate loans or lend money directly to borrowers.
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
CONSOLIDATED FINANCIAL RESULTS
Comprehensive income (loss) was $2.3 billion in 3Q 2016 compared to $(0.5) billion in 3Q 2015. The increase in comprehensive income was primarily driven by two market-related items, including an estimated:

Freddie Mac Form 10-Q	1

Management's Discussion and Analysis	Introduction

•	$1.4 billion increase resulting from changes in interest rates during 3Q 2016 compared to 3Q 2015; and

•	$1.2 billion increase resulting from spreads tightening during 3Q 2016 compared to spreads widening during 3Q 2015.
Our total equity was $3.5 billion at September 30, 2016. Because our net worth was positive we are not requesting a draw from Treasury under the Purchase Agreement for 3Q 2016. Following payment of our dividend obligation of $2.3 billion in December 2016, our cumulative senior preferred stock dividend payments will total $101.4 billion. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock, which remains $72.3 billion. The amount of available funding remaining under the Purchase Agreement is $140.5 billion, and would be reduced by any future draws.
VARIABILITY OF EARNINGS
Our financial results are subject to significant earnings variability from period to period. This variability is primarily driven by:

•
Interest-Rate Volatility — We hold assets and liabilities that expose us to interest-rate risk. Through our use of derivatives, we manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. However, the way we account for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value), including derivatives, creates volatility in our GAAP earnings when interest rates fluctuate. Based upon the composition of our financial assets and liabilities, including derivatives, at September 30, 2016, we generally recognize fair value losses in earnings when interest rates decline. This volatility generally is not indicative of the underlying economics of our business. For information about the sensitivity of our financial results to interest-rate volatility, see "Risk Management - Interest-Rate Risk and Other Market Risks."

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

The variability of earnings and the declining capital reserve required under the terms of the Purchase Agreement (ultimately reaching zero in 2018) increase the risk of our having a negative net worth and thus being required to draw from Treasury. We could face a risk of a draw for a variety of reasons, including if we were to experience a large decrease in interest rates coupled with a large widening of spreads. In an effort to reduce the probability of a draw due to changes in interest rates, we entered into certain structured transactions during the first half of 2016 that have resulted in additional financial assets being recognized and measured at fair value. In addition, we continue to explore other strategies and activities that may reduce the probability of a draw.

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
Our Purchase Agreement with Treasury and the terms of the senior preferred stock we issued to Treasury constrain our business activities. The Purchase Agreement also requires our future profits to effectively be distributed to Treasury, and we cannot retain capital from the earnings generated by our business operations (other than a limited capital reserve amount that will decrease to zero in 2018) or return capital to stockholders other than Treasury. Consequently, our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct our normal business activities.

Freddie Mac Form 10-Q	3

Management's Discussion and Analysis	Key Economic Indicators | Single-family Home Prices

KEY ECONOMIC INDICATORS
The following graphs and related discussion present certain macroeconomic indicators that can significantly affect our business and financial results.
SINGLE-FAMILY HOME PRICES
NATIONAL HOME PRICES

(December 2000 = 100)
COMMENTARY

•
Home prices continued to appreciate during 3Q 2016 and YTD 2016, increasing 0.9% and 6.5%, respectively, compared to an increase of 0.8% and 6.3%, respectively, during 3Q 2015 and YTD 2015, based on our own non-seasonally adjusted price index of single-family homes funded by loans owned or guaranteed by us or Fannie Mae.

•	National home prices at September 30, 2016 surpassed their previous peak level of 167 reached in June 2006, based on our index.

Freddie Mac Form 10-Q	4

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

INTEREST RATES
KEY MARKET INTEREST RATES

COMMENTARY

•	Both ending and average mortgage interest rates, as indicated by the 30-year PMMS rate, decreased during 3Q 2016 and YTD 2016.

•	The average 30-year PMMS rate was 3.45% and 3.59% during 3Q 2016 and YTD 2016, respectively, compared to 3.95% and 3.83% during 3Q 2015 and YTD 2015, respectively.

•	Quarterly ending longer-term interest rates, as indicated by the 10-year LIBOR and the 10-year Treasury rates, increased during 3Q 2016, but still declined overall during YTD 2016.

Freddie Mac Form 10-Q	5

Management's Discussion and Analysis	Key Economic Indicators | Unemployment Rate

UNEMPLOYMENT RATE
UNEMPLOYMENT RATE AND JOB CREATION

Source: U.S. Bureau of Labor Statistics

COMMENTARY

•	An average of approximately 192,000 and 178,000 monthly net new jobs were added to the economy during 3Q 2016 and YTD 2016, respectively. The unemployment rate was relatively unchanged in 3Q 2016.

Freddie Mac Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our condensed consolidated financial statements and accompanying notes.
COMPARISON
The table below compares our consolidated results of operations for 3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015.

	3Q 2016	3Q 2015	Change		YTD 2016	YTD 2015	Change
(dollars in millions)			$	%			$	%
Net interest income	$3,646	$3,743	$(97)	(3)%	$10,494	$11,359	$(865)	(8)%
Benefit (provision) for credit losses	(113)	528	(641)	(121)%	1,129	1,884	(755)	(40)%
Net interest income after benefit (provision) for credit losses	3,533	4,271	(738)	(17)%	11,623	13,243	(1,620)	(12)%
Non-interest income (loss):
Gains (losses) on extinguishment of debt	(92)	4	(96)	(2,400)%	(266)	(155)	(111)	72%
Derivative gains (losses)	(36)	(4,172)	4,136	(99)%	(6,655)	(3,440)	(3,215)	93%
Net impairment of available-for-sale securities recognized in earnings	(9)	(54)	45	(83)%	(138)	(245)	107	(44)%
Other gains on investment securities recognized in earnings	309	256	53	21%	1,062	825	237	29%
Other income (loss)	605	125	480	384%	1,527	(432)	1,959	(453)%
Total non-interest income (loss)	777	(3,841)	4,618	(120)%	(4,470)	(3,447)	(1,023)	30%
Non-interest expense:
Administrative expense	(498)	(465)	(33)	7%	(1,421)	(1,417)	(4)	—%
REO operations expense	(56)	(116)	60	(52)%	(169)	(243)	74	(30)%
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(293)	(248)	(45)	18%	(845)	(705)	(140)	20%
Other expense	(138)	(270)	132	(49)%	(442)	(1,234)	792	(64)%
Total non-interest expense	(985)	(1,099)	114	(10)%	(2,877)	(3,599)	722	(20)%
Income (loss) before income tax (expense) benefit	3,325	(669)	3,994	(597)%	4,276	6,197	(1,921)	(31)%
Income tax (expense) benefit	(996)	194	(1,190)	(613)%	(1,308)	(1,979)	671	(34)%
Net income (loss)	2,329	(475)	2,804	(590)%	2,968	4,218	(1,250)	(30)%
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(19)	(26)	7	(27)%	275	(60)	335	(558)%
Comprehensive income (loss)	$2,310	$(501)	$2,811	(561)%	$3,243	$4,158	$(915)	(22)%
Key Drivers:
See "Net Interest Income," "Benefit (Provision) for Credit Losses," "Derivative Gains (Losses)," and "Other Comprehensive Income (Loss)" for a discussion of those line items. Key drivers for other line items for 3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015 include:

•	Gains (losses) on extinguishment of debt

◦
3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015 - Losses on extinguishment of debt increased primarily due to an increase in the amount of losses recognized from the extinguishment of certain fixed-rate debt securities of consolidated trusts. While our repurchase activity remained relatively flat during each comparative period, we recognized increased losses

Freddie Mac Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

during the 2016 periods primarily due to larger declines in market interest rates between the time of issuance and repurchase of certain debt securities of consolidated trusts.

•	Other gains on investment securities recognized in earnings

◦
YTD 2016 vs. YTD 2015 - increased primarily due to the recognition of greater gains on our agency mortgage-related securities classified as trading, as longer-term interest rates declined by a larger amount during YTD 2016 compared to YTD 2015, partially offset by a decrease in realized gains, as we sold fewer non-agency mortgage-related securities classified as available-for-sale during YTD 2016. Our sales of non-agency mortgage-related securities will continue to vary as our portfolio that is saleable, based on a variety of criteria, has decreased.

•	Other income (loss)

◦	3Q 2016 vs. 3Q 2015 - other income (loss) improved reflecting:

*
Gains on multifamily loans and commitments for which we elected the fair value option due to higher spread-related fair value gains during 3Q 2016. Spread-related fair value gains increased due to tightening of the K Certificate benchmark spreads during 3Q 2016 compared to 3Q 2015 when the spreads widened; and

*	Reduced lower-of-cost-or-fair-value adjustments as we reclassified fewer seriously delinquent single-family loans from held-for-investment to held-for-sale during 3Q 2016; partially offset by

*	Losses on STACR debt notes carried at fair value driven by tightening spreads between STACR yields and LIBOR during 3Q 2016 compared to gains as a result of widening spreads during 3Q 2015.

◦	YTD 2016 vs. YTD 2015 - other income (loss) improved reflecting:

*	Reduced lower-of-cost-or-fair-value adjustments as we reclassified fewer seriously delinquent single-family loans from held-for-investment to held-for-sale during YTD 2016; and

*
Gains on multifamily mortgage loans and commitments for which we elected the fair value option due to both increased interest rate-related and spread-related fair value gains. Interest rate-related fair value gains increased due to larger declines in longer-term interest rates during YTD 2016 compared to YTD 2015. Spread-related fair value gains increased due to K Certificate benchmark spreads tightening during YTD 2016 compared to the spreads widening during YTD 2015.

•	Other expense

◦
3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015 - decreased primarily due to fewer reclassifications of seriously delinquent single-family loans from held-for-investment to held-for-sale. See "Loan Reclassifications" below for the effect of these loan reclassifications on pre-tax net income. This was partially offset by higher credit risk transfer ("CRT") expense which resulted from an increase in the outstanding cumulative volume of ACIS transactions.

The three items discussed below affected multiple line items on our consolidated results of operations.
LOAN RECLASSIFICATIONS
During 3Q 2016 and 3Q 2015, we reclassified $0.3 billion and $2.5 billion, respectively, in UPB of seriously delinquent single-family mortgage loans from held-for-investment to held-for-sale. During YTD 2016 and YTD 2015, we reclassified $3.8 billion and $10.6 billion, respectively, in UPB of such mortgage

Freddie Mac Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

loans. The initial reclassifications of these loans affected several line items on our consolidated results of operations, as shown in the table below.

(in millions)	3Q 2016	3Q 2015	YTD 2016	YTD 2015
Benefit for credit losses	$59	$485	$632	$1,977
Other income (loss) - lower-of-cost-or-fair-value adjustment	(65)	(403)	(799)	(1,616)
Other expense - property taxes and insurance associated with these loans	(10)	(241)	(150)	(1,037)
Effect on income before income tax (expense) benefit	$(16)	$(159)	$(317)	$(676)
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
The table below presents the effect of derivatives used in our interest-rate risk management activities on our comprehensive income, after considering the accrual of periodic cash settlements (which is the economic equivalent of interest expense). The estimated net interest rate effect on comprehensive income is essentially the derivative gains (losses) attributable to financial instruments that are not measured at fair value.

(in billions)	3Q 2016	3Q 2015	YTD 2016	YTD 2015
Components of derivative gains (losses)
Derivative gains (losses)	$—	$(4.1)	$(6.6)	$(3.4)
Less: Accrual of periodic cash settlements	(0.4)	(0.5)	(1.3)	(1.6)
Derivative fair value changes	$0.4	$(3.6)	$(5.3)	$(1.8)
Estimated Net Interest Rate Effect
Interest rate effect on derivative fair values	$0.5	$(3.6)	$(5.2)	$(1.7)
Estimate of offsetting interest rate effect related to financial instruments measured at fair value	(0.5)	1.5	2.4	1.0
Income tax benefit (expense)	—	0.7	1.0	0.2
Estimated Net Interest Rate Effect on Comprehensive income	$—	$(1.4)	$(1.8)	$(0.5)
As this table demonstrates, the estimated net effect of derivatives on our comprehensive income is volatile, and can be significant. However, the estimated net interest rate effect during 3Q 2016 was minimal as the impact of a modest increase in longer-term interest rates was offset by the impact of yield curve flattening. For information about the sensitivity of our financial results to interest-rate volatility, see "Risk Management - Interest-Rate Risk and Other Market Risks."

Freddie Mac Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations | Comparison

CHANGES IN SPREADS
Comprehensive income (loss) was affected by changes in spreads in amounts estimated to be $0.7 billion and $(0.5) billion (after-tax) during 3Q 2016 and 3Q 2015, respectively, and $0.2 billion (after-tax) during both YTD 2016 and YTD 2015. During 3Q 2016 and YTD 2016, spreads tightening on our agency and non-agency mortgage-related securities and our multifamily mortgage loans and commitments measured at fair value resulted in an increase in comprehensive income. During 3Q 2015, the negative effect on comprehensive income was primarily due to spreads widening on these investments. During YTD 2015, spreads tightening on our agency and non-agency mortgage-related securities was partially offset by spreads widening on our multifamily mortgage loans measured at fair value, resulting in an increase in comprehensive income.

Freddie Mac Form 10-Q	10

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

NET INTEREST INCOME
NET INTEREST YIELD ANALYSIS

The tables below present an analysis of interest-earning assets and interest-bearing liabilities.

	3Q 2016			3Q 2015
(dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$21,664	$15	0.28%	$11,849	$1	0.04%
Securities purchased under agreements to resell	62,735	59	0.38	53,046	18	0.13
Mortgage-related securities:
Mortgage-related securities	185,235	1,779	3.84	217,830	2,092	3.84
Extinguishment of PCs held by Freddie Mac	(88,066)	(829)	(3.76)	(105,709)	(951)	(3.60)
Total mortgage-related securities, net	97,169	950	3.91	112,121	1,141	4.07
Non-mortgage-related securities	15,671	26	0.67	8,738	4	0.17
Loans held by consolidated trusts(1)	1,654,288	13,602	3.29	1,601,069	14,032	3.51
Loans held by Freddie Mac(1)	131,945	1,395	4.23	156,248	1,563	4.00
Total interest-earning assets	$1,983,472	$16,047	3.24	$1,943,071	$16,759	3.45
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,680,388	$(11,716)	(2.79)	$1,621,197	$(12,315)	(3.04)
Extinguishment of PCs held by Freddie Mac	(88,066)	829	3.76	(105,709)	951	3.60
Total debt securities of consolidated trusts held by third parties	1,592,322	(10,887)	(2.73)	1,515,488	(11,364)	(3.00)
Other debt:
Short-term debt	81,057	(83)	(0.40)	99,050	(40)	(0.16)
Long-term debt	302,062	(1,384)	(1.82)	310,204	(1,559)	(2.01)
Total other debt	383,119	(1,467)	(1.53)	409,254	(1,599)	(1.56)
Total interest-bearing liabilities	1,975,441	(12,354)	(2.50)	1,924,742	(12,963)	(2.70)
Expense related to derivatives	—	(47)	(0.01)	—	(53)	(0.01)
Impact of net non-interest-bearing funding	8,031	—	0.01	18,329	—	0.03
Total funding of interest-earning assets	$1,983,472	$(12,401)	(2.50)	$1,943,071	$(13,016)	(2.68)
Net interest income/yield		$3,646	0.74		$3,743	0.77

(1) Loan fees, primarily consisting of amortization of delivery fees, included in interest income were $737 million and $500 million for loans held by consolidated trusts and were $53 million and $80 million for loans held by Freddie Mac during 3Q 2016 and 3Q 2015, respectively.

Freddie Mac Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

	YTD 2016			YTD 2015
(dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$16,112	$31	0.26%	$12,458	$6	0.06%
Securities purchased under agreements to resell	57,767	156	0.36	50,278	39	0.11
Mortgage-related securities:
Mortgage-related securities	193,492	5,546	3.82	231,969	6,728	3.87
Extinguishment of PCs held by Freddie Mac	(96,388)	(2,679)	(3.71)	(109,167)	(3,002)	(3.67)
Total mortgage-related securities, net	97,104	2,867	3.94	122,802	3,726	4.05
Non-mortgage-related securities	14,219	56	0.53	9,965	10	0.12
Loans held by consolidated trusts(1)	1,640,997	41,735	3.39	1,579,720	41,641	3.51
Loans held by Freddie Mac(1)	138,648	4,318	4.15	161,628	4,792	3.95
Total interest-earning assets	$1,964,847	$49,163	3.33	$1,936,851	$50,214	3.46
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,665,226	$(36,606)	(2.93)	$1,600,556	$(36,858)	(3.07)
Extinguishment of PCs held by Freddie Mac	(96,388)	2,679	3.71	(109,167)	3,002	3.67
Total debt securities of consolidated trusts held by third parties	1,568,838	(33,927)	(2.88)	1,491,389	(33,856)	(3.03)
Other debt:
Short-term debt	85,995	(258)	(0.39)	107,941	(114)	(0.14)
Long-term debt	301,791	(4,338)	(1.91)	320,506	(4,709)	(1.96)
Total other debt	387,786	(4,596)	(1.58)	428,447	(4,823)	(1.50)
Total interest-bearing liabilities	1,956,624	(38,523)	(2.62)	1,919,836	(38,679)	(2.69)
Expense related to derivatives	—	(146)	(0.01)	—	(176)	(0.01)
Impact of net non-interest-bearing funding	8,223	—	0.01	17,015	—	0.02
Total funding of interest-earning assets	$1,964,847	$(38,669)	(2.62)	$1,936,851	$(38,855)	(2.68)
Net interest income/yield		$10,494	0.71		$11,359	0.78

(1)
Loan fees, primarily consisting of amortization of delivery fees, included in interest income were $1.9 billion and $1.6 billion for loans held by consolidated trusts and were $184 million and $289 million for loans held by Freddie Mac during YTD 2016 and YTD 2015, respectively.

Freddie Mac Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

COMPONENTS OF NET INTEREST INCOME

The table below presents the components of net interest income.

	3Q 2016	3Q 2015	Change		YTD 2016	YTD 2015	Change
(dollars in millions)			$	%			$	%
Contractual net interest income:
Guarantee fee income	$822	$663	$159	24%	$2,212	$1,899	$313	16%
Guarantee fee income related to the Temporary Payroll Tax Cut Continuation Act of 2011	292	246	46	19%	838	693	145	21%
Other contractual net interest income	1,635	1,944	(309)	(16)%	5,219	6,336	(1,117)	(18)%
Total contractual net interest income	2,749	2,853	(104)	(4)%	8,269	8,928	(659)	(7)%
Net amortization - loans and debt securities of consolidated trusts	884	808	76	9%	2,191	2,190	1	—%
Net amortization - other assets and debt	60	135	(75)	(56)%	180	417	(237)	(57)%
Expense related to derivatives	(47)	(53)	6	(11)%	(146)	(176)	30	(17)%
Net interest income	$3,646	$3,743	$(97)	(3)%	$10,494	$11,359	$(865)	(8)%

Key Drivers:

•	Guarantee fee income (contractual)

◦
3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015 - increased during the 2016 periods due to higher average contractual guarantee fee rates, reflecting the continued growth in the size of the Core single-family book, and a larger overall single-family credit guarantee portfolio. Average contractual guarantee fees are generally higher on mortgage loans in our Core single-family book compared to those in our Legacy single-family book.

•	Other contractual net interest income

◦
3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015 - decreased during the 2016 periods primarily due to the continued reduction in the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA. See "Conservatorship and Related Matters - Reducing Our Mortgage-Related Investments Portfolio Over Time" for a discussion of the key drivers of the decline in our mortgage-related investments portfolio.

•	Net amortization of other assets and debt

◦
3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015 - decreased during the 2016 periods primarily due to less accretion of previously recognized other-than-temporary impairment. The decrease in accretion during the 2016 periods is due to a decline in the population of impaired securities as a result of our active disposition of these securities and the recognition of less other-than-temporary impairment due to stabilized collateral performance.

Freddie Mac Form 10-Q	13

Management's Discussion and Analysis	Consolidated Results of Operations | Provision for Credit Losses

BENEFIT (PROVISION) FOR CREDIT LOSSES
The benefit (provision) for credit losses predominantly relates to single-family loans and includes components for both collectively and individually impaired loans.
The table below presents the components of our benefit (provision) for credit losses.

	3Q 2016	3Q 2015	Change		YTD 2016	YTD 2015	Change
(dollars in billions)			$	%			$	%
Provision for newly impaired loans	$(0.2)	$(0.2)	$—	—%	$(0.6)	$(0.8)	$0.2	(25)%
Amortization of interest rate concessions	0.2	0.3	(0.1)	(33)%	0.7	0.9	(0.2)	(22)%
Reclassifications of held-for-investment loans to held-for-sale loans	—	0.5	(0.5)	(100)%	0.6	2.0	(1.4)	(70)%
Other, including changes in estimated default probability and loss severity	(0.1)	(0.1)	—	—%	0.4	(0.2)	0.6	(300)%
Benefit (provision) for credit losses	$(0.1)	$0.5	$(0.6)	(120)%	$1.1	$1.9	$(0.8)	(42)%
Key Drivers:

•	3Q 2016 vs. 3Q 2015 - Benefit (provision) for credit losses changed to a provision in 3Q 2016 compared to a benefit in 3Q 2015 primarily because:

◦
Fewer seriously delinquent single-family loans were reclassified from held-for-investment to held-for-sale in 3Q 2016. During 3Q 2016, $0.3 billion in UPB of seriously delinquent single-family loans were reclassified to held-for-sale, compared to $2.5 billion during 3Q 2015. See "Loan Reclassifications" for the effect of these loan reclassifications on benefit (provision) for credit losses and pre-tax net income.

◦
Management qualitatively increased the modeled estimate of incurred losses for mortgage loans during 3Q 2016 due to several factors. Sales prices of foreclosed properties have not improved over the last few years as much as national home price appreciation. Additionally, we have observed rising delinquency rates and increases in loan loss reserves at several large financial institutions for certain consumer financing receivables, such as credit card receivables and auto loans, which can be indicators for increases in mortgage loan defaults.

•
YTD 2016 vs. YTD 2015 - Benefit for credit losses declined in YTD 2016 compared to YTD 2015 primarily because fewer seriously delinquent single-family loans were reclassified from held-for-investment to held-for-sale in YTD 2016. During YTD 2016, $3.8 billion in UPB of seriously delinquent single-family loans were reclassified to held-for-sale, compared to $10.6 billion during YTD 2015. The smaller benefit for credit losses from the reclassifications of loans was partially offset by improvements in estimated loss severity and probability of default during YTD 2016 compared to YTD 2015.

Freddie Mac Form 10-Q	14

Management's Discussion and Analysis	Consolidated Results of Operations | Derivative Gains (Losses)

DERIVATIVE GAINS (LOSSES)
Our sensitivity to interest rates on an economic basis remains low based on our models. Furthermore, our exposure to earnings volatility resulting from our use of derivatives has recently decreased as we have rebalanced our derivative portfolio in response to the declining interest-rate environment. We also entered into certain structured transactions during the first half of 2016, which resulted in more financial assets being recognized and measured at fair value. We continue to align our derivative portfolio with the changing duration of our hedged assets and liabilities. We believe the impact of derivatives on our GAAP financial results should be considered in the context of our overall interest-rate risk profile, including our PMVS and duration gap results. For more information about our interest-rate risk management activities and the sensitivity of reported earnings to those activities, see “Risk Management - Interest-Rate Risk and Other Market Risks.”
The table below presents the components of derivative gains (losses).

	3Q 2016	3Q 2015	Change		YTD 2016	YTD 2015	Change
(dollars in millions)			$	%			$	%
Fair value change in interest-rate swaps	$541	$(4,693)	$5,234	(112)%	$(7,513)	$(2,514)	$(4,999)	199%
Fair value change in option-based derivatives	(235)	1,171	(1,406)	(120)%	2,841	722	2,119	293%
Accrual of periodic cash settlements	(416)	(536)	120	(22)%	(1,326)	(1,639)	313	(19)%
Fair value change in other derivatives	74	(114)	188	(165)%	(657)	(9)	(648)	7,200%
Derivative gains (losses)	$(36)	$(4,172)	$4,136	(99)%	$(6,655)	$(3,440)	$(3,215)	93%
Key Drivers:

•
3Q 2016 vs. 3Q 2015 - Derivative fair value losses declined during 3Q 2016 compared to 3Q 2015 primarily due to an increase in longer-term interest rates during 3Q 2016, compared to a decrease in longer-term interest rates during 3Q 2015. The improvement in fair value was partially offset by losses in our receive-fixed swaps and option-based derivatives. The 10-year par swap rate increased 6 basis points during 3Q 2016, while the 10-year par swap rate declined 44 basis points during 3Q 2015.

•
YTD 2016 vs. YTD 2015 - We recognized derivative fair value losses during YTD 2016 and YTD 2015 primarily due to declines in interest rates in both periods. The decline in fair value was partially offset by gains in our receive-fixed swaps and option-based derivatives. The 10-year par swap rate declined 74 basis points and 28 basis points during YTD 2016 and YTD 2015, respectively.

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

	3Q 2016	3Q 2015	Change		YTD 2016	YTD 2015	Change
(in millions)			$	%			$	%
Other comprehensive income, excluding accretion and reclassifications	$336	$217	$119	55%	$948	$754	$194	26%
Accretion due to significant increases in expected cash flows on previously impaired available-for-sale securities	(66)	(108)	42	(39)%	(235)	(354)	119	(34)%
Reclassifications from AOCI	(289)	(135)	(154)	114%	(438)	(460)	22	(5)%
Total other comprehensive income (loss)	$(19)	$(26)	$7	(27)%	$275	$(60)	$335	(558)%
Key Drivers:

•	Other comprehensive income, excluding accretion and reclassifications

◦
3Q 2016 vs. 3Q 2015 - increased primarily due to unrealized gains from spreads tightening for our agency and non-agency mortgage-related securities during 3Q 2016 compared to unrealized losses from spreads widening for these securities during 3Q 2015. The increase attributable to spread changes was partially offset by unrealized losses due to an increase in longer-term interest rates during 3Q 2016 compared to unrealized gains due to a decrease in longer-term interest rates during 3Q 2015.

◦
YTD 2016 vs. YTD 2015 - increased primarily due to a larger decline in longer-term interest rates during YTD 2016 compared to YTD 2015, which resulted in greater unrealized gains on our available-for-sale mortgage-related securities. The increase attributable to interest rate changes was partially offset by less spread tightening for our agency and non-agency mortgage-related securities during YTD 2016 compared to YTD 2015.

•	Accretion due to significant increases in expected cash flows on previously impaired available-for-sale securities

◦
3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015 - decreased during the 2016 periods primarily due to a decline in the population of impaired securities as a result of our active dispositions of these securities, coupled with less new other-than-temporary impairment due to stabilized collateral performance.

•	Reclassifications from AOCI

◦	3Q 2016 vs. 3Q 2015 - increased due to greater sales of agency and non-agency mortgage-related securities in an unrealized gain position.

Freddie Mac Form 10-Q	16

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.

	September 30, 2016	December 31, 2015	Change
(dollars in millions)			$	%
Assets:
Cash and cash equivalents	$3,940	$5,595	$(1,655)	(30)%
Restricted cash and cash equivalents	19,131	14,533	4,598	32%
Securities purchased under agreements to resell	55,673	63,644	(7,971)	(13)%
Subtotal	78,744	83,772	(5,028)	(6)%
Investments in securities	115,393	114,215	1,178	1%
Mortgage loans, net	1,782,436	1,754,193	28,243	2%
Accrued interest receivable	6,103	6,074	29	—%
Derivative assets, net	1,499	395	1,104	279%
Real estate owned, net	1,272	1,725	(453)	(26)%
Deferred tax assets, net	18,730	18,205	525	3%
Other assets	11,085	7,313	3,772	52%
Total assets	$2,015,262	$1,985,892	$29,370	1%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$5,890	$6,183	$(293)	(5)%
Debt, net	1,999,841	1,970,269	29,572	2%
Derivative liabilities, net	1,178	1,254	(76)	(6)%
Other liabilities	4,843	5,246	(403)	(8)%
Total liabilities	2,011,752	1,982,952	28,800	1%
Total equity	3,510	2,940	570	19%
Total liabilities and equity	$2,015,262	$1,985,892	$29,370	1%
Key Drivers:
As of September 30, 2016 compared to December 31, 2015:

•
Cash and cash equivalents, restricted cash and cash equivalents, and securities purchased under agreements to resell affect one another, so the changes in the balances should be viewed together. The combined balance as of September 30, 2016 decreased due to higher near term cash needs at December 31, 2015 for upcoming maturities and anticipated calls of other debt. However, the amounts held by consolidated trusts increased primarily due to an increase in prepayment proceeds. Our use of these proceeds is restricted by the provisions of the Master Trust Agreement as the proceeds are trust assets that will be distributed to the holders of our debt securities of consolidated trusts shortly following receipt.

•
Derivative assets, net increased primarily due to an increase in non-cash collateral posted by our derivative counterparties. While we generally offset the obligation to return cash collateral against the fair value of our derivative assets on our consolidated balance sheets, we do not offset non-cash collateral received against the fair value of our derivative assets.

•	Real estate owned, net continued to decline as we continued to sell our existing inventory. In addition, REO acquisitions continue to decline due to fewer seriously delinquent loans (see "Our

Freddie Mac Form 10-Q	17

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

Business Segments - Single-Family Loan Performance"), due in part to sales of certain seriously delinquent loans, and a large proportion of property sales to third parties at foreclosure.

•
Other assets increased primarily because of receivables from servicers. Lower mortgage interest rates during YTD 2016 caused an increase in prepayments, and thus, an increase in receivables from servicers. When a borrower prepays, there is a brief delay before the servicer remits the payoff proceeds to us.

•	Total equity increased as a result of higher comprehensive income in 3Q 2016 than in the fourth quarter of 2015.

Freddie Mac Form 10-Q	18

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

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
SEGMENT EARNINGS
During the first and third quarters of 2016, we changed how we calculate certain components of our Segment Earnings for our Single-family Guarantee, Multifamily, and Investments segments. Prior period results have been revised to conform to the current period presentation. For more information on these changes and on our segment reclassifications, see Note 11 in this Form 10-Q and Note 12 in our 2015 Annual Report.

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
U.S. Single-Family Originations
Source: Inside Mortgage Finance dated August 19, 2016 (latest available IMF purchase/refinance information).

Single-Family Serious Delinquency Rates
Source: National Delinquency Survey from the Mortgage Bankers Association. The rates are as of August 11, 2016 (latest available NDS information).

Commentary

•	Single-family loan origination volumes:

◦
3Q 2016 vs. 3Q 2015 - increased to $580 billion in 3Q 2016 compared to $455 billion in 3Q 2015, driven by an increase in refinancing activity due to continued low mortgage interest rates and continued home price appreciation. Mortgage origination data from Inside Mortgage Finance as of October 28, 2016.

◦	YTD 2016 vs. YTD 2015 - increased to $1,470 billion in YTD 2016 compared to $1,350 billion in YTD 2015.

•	Single-family serious delinquency (SDQ) rates in the U.S. continued to decline due to macroeconomic factors, such as a stable labor market and continued home price appreciation.

Freddie Mac Form 10-Q	21

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

BUSINESS RESULTS

The following tables, graphs and related discussion present the business results of our Single-family Guarantee segment.
New Business Activity

Single-Family Loan Purchases and Guarantees

(UPB in billions)

Percentage of Single-Family Loan Purchases and Guarantees by Loan Purpose

Freddie Mac Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Commentary

•	Our loan purchase and guarantee activity:

◦	3Q 2016 vs. 3Q 2015 - increased due to higher refinance loan purchase volume as quarterly average mortgage interest rates were lower in 3Q 2016 as compared to 3Q 2015.

•
On August 25, 2016, FHFA announced that Freddie Mac and Fannie Mae would be implementing a new refinance offering aimed at borrowers with high LTV ratios. The new offering will not be available until October 2017. In the interim, Freddie Mac and Fannie Mae have been directed to extend HARP through September 30, 2017.

Freddie Mac Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio
Commentary

•
The Core single-family book grew to 71% of the single-family credit guarantee portfolio at September 30, 2016 compared to 66% at December 31, 2015. The Core single-family book consists of loans that were originated since 2008, excluding HARP and other relief refinance loans.

•	The HARP and other relief refinance book represented 16% of the single-family credit guarantee portfolio at September 30, 2016 compared to 18% at December 31, 2015.

•	The Legacy single-family book declined to 13% of the single-family credit guarantee portfolio at September 30, 2016 compared to 16% at December 31, 2015, primarily as a result of liquidations.

•	We had 10.7 million loans in our single-family credit guarantee portfolio at both September 30, 2016 and December 31, 2015.

Freddie Mac Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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
Average Portfolio Segment Earnings Guarantee Fee Rate(1)

Average Guarantee Fee Rate Charged on New Acquisitions(1)

(1) Excludes the legislated 10 basis point increase in guarantee fees.
Commentary

•	Average portfolio Segment Earnings guarantee fee rates:

◦
3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015 - increased primarily due to higher amortization of upfront fees resulting from increased loan liquidations. Higher average contractual guarantee fees, reflecting the continued growth in the size of the Core single-family book in our single-family credit guarantee portfolio, also contributed. Average contractual guarantee fees are generally higher on mortgage loans in our Core single-family book compared to those in our Legacy single-family book.

•	Average guarantee fee rate charged on new acquisitions:

◦
3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015 - increased primarily due to changes in the product mix of our single-family new business purchases as new acquisitions have included a relatively higher proportion of 30-year fixed-rate mortgages which generally have higher guarantee fee rates.

Freddie Mac Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Risk Transfer Activity

Since 2013, STACR debt note and ACIS transactions have been our principal methods of transferring a portion of the expected credit losses and a significant portion of stress credit losses subsequent to loan acquisition in our Core single-family book to third parties. The following charts present transactions that occurred during 3Q 2016 and the cumulative amount of such transactions as of September 30, 2016 by loss position and the party holding each loss position.
New STACR Debt Note and ACIS
Transactions during 3Q 2016(1)

(In billions)
Senior	Freddie Mac $38.4				Reference Pool $40.6

Mezzanine	Freddie Mac $0.5	ACIS $0.0	STACR Debt Notes $1.2

First Loss	Freddie Mac $0.4		ACIS $0.0	STACR Debt Notes $0.1

Cumulative STACR Debt Note and ACIS
Transactions as of September 30, 2016(1)

(In billions)
Senior	Freddie Mac $537.0				Reference Pool $565.1

Mezzanine	Freddie Mac $1.7	ACIS $4.8	STACR Debt Notes $16.8

First Loss	Freddie Mac $3.2		ACIS $0.5	STACR Debt Notes $0.9

(1)	The amounts represent the UPB upon issuance of STACR debt notes and execution of ACIS transactions.

•
We continued to transfer a portion of expected credit losses and a significant portion of stress credit losses to third-party investors, insurers, and selected sellers through CRT transactions. During YTD 2016, we transferred a portion of the expected credit losses and a significant portion of stress credit losses associated with $181.8 billion in UPB of loans in our Core single-family book through STACR debt note, ACIS, seller indemnification, whole loan security and Deep Mortgage Insurance CRT, or Deep MI, transactions. Deep MI transactions are described below.

•
The interest and premiums we pay on our issued STACR debt note and ACIS transactions effectively reduce the guarantee fee income we earn on the PCs within the respective reference pools. Our expected guarantee fee income on the PCs within the STACR and ACIS reference pools has been effectively reduced by approximately 33%, on average, for all transactions executed through September 30, 2016. The amount of the effective reduction to our overall guarantee fee income could change over time as we continue our credit risk transfer activities or if there are changes in the economic or regulatory environment that affect the cost of executing these transactions. We expect that the aggregate cost of our credit risk transfer activity will continue to increase as we enter into additional transactions.

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

•
As of September 30, 2016, there has not been a significant number of loans in our STACR debt note reference pools that have experienced a credit event. As a result, we experienced minimal write-downs on our STACR debt notes and filed minimal claims for reimbursement of losses under our ACIS transactions.

•
In 3Q 2016, we announced a pilot of a new credit risk transfer offering called Deep MI, which is a credit enhancement purchased by us that takes effect immediately upon the sale of the mortgage loan to Freddie Mac. The pilot transaction provides additional coverage beyond primary mortgage insurance on 30-year fixed-rate mortgages with LTV ratios between 80% and 95%. The pilot has a 6-month loan aggregation period which ends in the first quarter of 2017.

Freddie Mac Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Enhancements

The table below provides information on the credit enhanced loans in our single-family credit guarantee portfolio by book as of September 30, 2016. The table includes all types of single-family credit enhancements, including primary mortgage insurance. See Note 4 for additional information about our single-family credit enhancements.

	As of September 30, 2016
(dollars in millions)	Total Current UPB	Total Protected UPB(1)	Coverage Remaining(2)	Collateralized Coverage Remaining(3)	Percentage of Coverage Remaining Provided By Credit Risk Transfer Transactions(4)
Core single-family book	$1,228,915	$567,381	$82,484	$17,049	25%
HARP and other relief refinance book	275,857	29,967	8,208	—	—%
Legacy single-family book	228,029	30,042	9,309	—	—%
Total	$1,732,801	$627,390	$100,001	$17,049	21%

(1)	Represents the UPB for which credit enhancements exist.

(2)	Represents the amounts available for us to recover under the credit enhancements.

(3)
Collateralized coverage includes cash received by Freddie Mac upon issuance of STACR debt notes and unguaranteed whole loan securities, as well as cash and securities pledged for our benefit primarily related to ACIS transactions.

(4)
Credit risk transfer transactions include STACR debt notes, ACIS insurance policies, seller indemnification agreements, whole loan securities, and Deep MI. The substantial majority of single-family loans covered by these transactions were acquired after 2012.

Commentary

•
The Core single-family book had credit protection on 46% of total current UPB as of September 30, 2016 compared to 39% as of December 31, 2015. Credit protection increased primarily as a result of our ongoing credit risk transfer transactions.

•
At September 30, 2016, as noted above, credit risk transfer transactions provided 25% of the coverage remaining on our Core single-family book, an increase from 23% at December 31, 2015. The increase reflects additional CRT transactions during 2016.

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

	September 30, 2016
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(credit score)	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Portfolio	SDQ Rate	% Modified
Core single-family book:
< 620	0.2%	1.96%	—%	3.74%	—%	14.77%	0.2%	2.28%	3.1%
620 to 659	1.5	0.92%	0.2	1.20%	—	5.88%	1.7	0.97%	1.3%
≥ 660	59.3	0.14%	9.6	0.22%	0.1	1.58%	69.0	0.15%	0.2%
Not available	—	1.62%	0.1	3.28%	—	6.89%	0.1	2.83%	3.8%
Total	61.0%	0.17%	9.9%	0.27%	0.1%	2.94%	71.0%	0.19%	0.2%

Relief refinance book:
< 620	0.6%	1.61%	0.2%	2.91%	0.1%	4.53%	0.9%	2.18%	4.1%
620 to 659	0.8	1.03%	0.3	2.05%	0.1	3.36%	1.2	1.49%	2.4%
≥ 660	10.2	0.30%	2.5	1.02%	1.1	1.79%	13.8	0.51%	0.7%
Not available	—	0.54%	—	—%	—	—%	—	0.38%	1.2%
Total	11.6%	0.41%	3.0%	1.26%	1.3%	2.18%	15.9%	0.67%	1.0%

Legacy single-family book:
< 620	0.7%	5.86%	0.2%	11.84%	0.2%	19.03%	1.1%	7.74%	33.0%
620 to 659	1.3	4.25%	0.4	9.33%	0.3	15.56%	2.0	5.75%	27.2%
≥ 660	7.4	1.85%	1.6	6.34%	0.8	11.10%	9.8	2.61%	13.0%
Not available	0.2	4.79%	—	16.14%	—	18.37%	0.2	5.43%	15.2%
Total	9.6%	2.53%	2.2%	7.60%	1.3%	13.24%	13.1%	3.53%	16.6%

Freddie Mac Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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
Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $1.3 billion and $1.5 billion of security collateral underlying our other securitization products at September 30, 2016 and December 31, 2015, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continued to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, part of our relief refinance initiative, or part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to September 30, 2016, we have purchased approximately $34.0 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio, including $0.4 billion in 3Q 2016.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.

	September 30, 2016				December 31, 2015
(dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$34.7	73%	25.3%	5.28%	$40.2	77%	23.1%	6.32%
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

Single-Family Loan Performance

Serious Delinquency Rates
Commentary

•
Serious delinquency rates continued to decline across our single-family credit guarantee portfolio during YTD 2016 due to the continued strong performance of loans in the growing Core single-family book, continued home price appreciation, a stable labor market, continued loss mitigation and foreclosure activities for loans in the Legacy single-family book, as well as sales of certain seriously delinquent loans.

•
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we sold seriously delinquent loans totaling $2.4 billion in UPB during YTD 2016. The sale of seriously delinquent loans during YTD 2016 contributed to a decline in the serious delinquency rate of the total single-family credit guarantee portfolio and the Legacy single-family book. Absent these sales, the serious delinquency rate of the total single-family credit guarantee portfolio and the Legacy single-family book would have been 1.18% and 3.96% as of September 30, 2016, respectively.

Freddie Mac Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

•	Delinquency rates declined to 1.30% and 0.39% for loans one month and two months past due, respectively, as of September 30, 2016 compared to 1.37% and 0.42%, respectively, as of December 31, 2015.

Freddie Mac Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Performance

The table below contains certain credit performance metrics of our single-family credit guarantee portfolio.

(dollars in millions)	3Q 2016	3Q 2015	YTD 2016	YTD 2015
Charge-offs, gross	$461	$680	$1,516	$4,483
Recoveries	(115)	(177)	(395)	(547)
Charge-offs, net	346	503	1,121	3,936
REO operations expense	56	116	169	243
Total credit losses	$402	$619	$1,290	$4,179

Total credit losses (in bps)	9.2	14.5	9.9	32.9
Ratio of total loan loss reserves (excluding reserves for TDR concessions) to annualized net charge-offs for single-family loans	3.5	2.9
Ratio of total loan loss reserves to annualized net charge-offs for single-family loans	9.7	8.2
The table below summarizes the carrying value for individually impaired single-family loans on our consolidated balance sheets for which we have recorded a specific reserve.

	September 30, 2016		September 30, 2015
(dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	512,253	$85,960	539,590	$94,401
New additions	32,581	4,482	44,439	6,176
Repayments and reclassifications to held-for-sale	(45,334)	(8,863)	(52,947)	(10,695)
Foreclosure transfers and foreclosure alternatives	(8,856)	(1,261)	(14,625)	(2,304)
TDRs, at September 30,	490,644	80,318	516,457	87,578
Loans impaired upon purchase	8,266	583	10,327	747
Total impaired loans with specific reserve	498,910	80,901	526,784	88,325
Allowance for loan losses		(11,910)		(14,847)
Net investment, at September 30,		$68,991		$73,478

Freddie Mac Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

The table below presents information about the UPB of single-family TDRs and non-accrual loans on our consolidated balance sheets.

(in millions)	September 30, 2016	December 31, 2015
TDRs on accrual status	$78,891	$82,026
Non-accrual loans	16,719	22,460
Total TDRs and non-accrual loans	$95,610	$104,486

Loan loss reserves associated with:
TDRs on accrual status	$10,245	$12,105
Non-accrual loans	2,303	2,677
Total	$12,548	$14,782

(in millions)	YTD 2016	YTD 2015
Foregone interest income on TDRs and non-accrual loans(1)	$1,720	$2,172

(1)	Represents the amount of interest income that we would have recognized for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.
Commentary

•	As of September 30, 2016, 64% of the loan loss reserves for single-family mortgage loans related to interest rate concessions provided to borrowers as part of loan modifications.

•	Most of our modified single-family loans, including TDRs, were current and performing at September 30, 2016.

•
We expect our loan loss reserves associated with existing single-family TDRs to continue to decline over time as borrowers continue to make monthly payments under the modified terms and interest-rate concessions are amortized into earnings.

•	Charge-offs, net were lower in the 2016 periods compared to the 2015 periods due to:

◦
3Q 2016 vs. 3Q 2015 - decreased REO acquisition and foreclosure alternative volumes due to fewer seriously delinquent loans, due in part to sales of certain seriously delinquent loans, and a large proportion of property sales to third parties at foreclosure;

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

•
As a result of the pending expiration of HAMP, borrowers must submit final modification applications on or before December 30, 2016. However, our Standard and Streamlined Modification programs will continue to be available into 2017.

Freddie Mac Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

REO Activity

The table below presents a summary of our single-family REO activity.

	3Q 2016		3Q 2015		YTD 2016		YTD 2015
(dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	13,284	$1,394	19,484	$2,034	17,004	$1,774	25,768	$2,684
Additions	3,986	397	5,278	516	12,770	1,229	18,303	1,761
Dispositions	(5,085)	(503)	(6,982)	(696)	(17,589)	(1,715)	(26,291)	(2,591)
Ending balance — REO	12,185	1,288	17,780	1,854	12,185	1,288	17,780	1,854
Beginning balance, valuation allowance		(17)		(56)		(52)		(126)
Change in valuation allowance		1		(11)		36		59
Ending balance, valuation allowance		(16)		(67)		(16)		(67)
Ending balance — REO, net		$1,272		$1,787		$1,272		$1,787
Commentary

•
Our REO inventory declined in the 2016 periods as compared to the 2015 periods primarily due to REO dispositions exceeding our acquisitions. REO acquisitions continue to decline due to fewer seriously delinquent loans, due in part to sales of certain seriously delinquent loans, and a large proportion of property sales to third parties at foreclosure.

Freddie Mac Form 10-Q	36

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Single-family Guarantee segment.

	3Q 2016	3Q 2015	Change		YTD 2016	YTD 2015	Change
(dollars in millions)			$	%			$	%
Guarantee fee income	$1,641	$1,283	$358	28%	$4,427	$3,864	$563	15%
Benefit (provision) for credit losses	(297)	(125)	(172)	138%	113	(642)	755	(118)%
Other non-interest income (loss)	6	338	(332)	(98)%	131	207	(76)	(37)%
Administrative expense	(330)	(309)	(21)	7%	(939)	(938)	(1)	—%
REO operations expense	(59)	(118)	59	(50)%	(177)	(248)	71	(29)%
Other non-interest expense	(311)	(198)	(113)	57%	(832)	(568)	(264)	46%
Segment Earnings before income tax expense	650	871	(221)	(25)%	2,723	1,675	1,048	63%
Income tax expense	(153)	(280)	127	(45)%	(833)	(535)	(298)	56%
Segment Earnings, net of taxes	497	591	(94)	(16)%	1,890	1,140	750	66%
Total other comprehensive income (loss), net of tax	(1)	—	(1)	N/A	(1)	(1)	—	—%
Total comprehensive income	$496	$591	$(95)	(16)%	$1,889	$1,139	$750	66%
Key Drivers:

•	Guarantee fee income

◦
3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015 - increased primarily due to higher amortization of upfront fees resulting from increased loan liquidations. Higher average contractual guarantee fee rates, reflecting the continued growth in the size of the Core single-family book, also contributed.

•	Benefit (provision) for credit losses

◦
3Q 2016 vs. 3Q 2015 - (provision) increased primarily due to a change in management’s outlook of the probability of default. Management qualitatively increased the modeled estimate of incurred losses for mortgage loans during 3Q 2016 due to several factors. Sales prices of foreclosed properties have not improved over the last few years as much as national home price appreciation. Additionally, we have observed rising delinquency rates and increases in loan loss reserves at several large financial institutions for certain consumer financing receivables, such as credit card receivables and auto loans, which can be indicators for increases in mortgage loan defaults.

◦	YTD 2016 vs. YTD 2015 - changed from a (provision) to a benefit due to improvements in severity during YTD 2016 as compared to worsening severity during YTD 2015.

•	Other non-interest income (loss)

◦
3Q 2016 vs. 3Q 2015 - declined during 3Q 2016 primarily due to fair value losses on STACR debt notes, as spreads between STACR yields and LIBOR tightened in 3Q 2016, compared to fair value gains in 3Q 2015 when spreads widened.

•	Other non-interest expense

◦
3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015 - increased primarily due to higher credit risk transfer expense reflecting higher outstanding cumulative volumes in the 2016 periods than in the 2015 periods.

Freddie Mac Form 10-Q	37

Management's Discussion and Analysis	Our Business Segments | Multifamily

MULTIFAMILY
MARKET CONDITIONS

The following graphs and related discussion present certain market indicators that can significantly affect the business and financial results of our Multifamily segment.
K Certificate Benchmark Spreads

Source: Independent dealers

Apartment Vacancy Rates and Change in Effective Rents
Source: REIS, Inc.

Commentary

•
The profitability of our K Certificate transactions (as measured by gains and losses on sales of mortgage loans) is affected by the change in K Certificate benchmark spreads during the period between our commitment to purchase a loan and execution of the K Certificate transaction. These spread impacts contribute to our earnings variability which we try to manage through the size of our securitization pipeline of held-for-sale mortgage loans.

•	K Certificate benchmark spreads tightened during 3Q 2016, ending at 70 bps, which had a positive effect on K Certificate profitability.

•
During 3Q 2016, the rate of increase in effective rents fell, while vacancy rates were unchanged. We expect that, given the elevated levels of new construction, vacancy rates will increase slowly in the upcoming quarters, putting downward pressure on rent growth.

Freddie Mac Form 10-Q	38

Management's Discussion and Analysis	Our Business Segments | Multifamily

BUSINESS RESULTS

The following graphs and related discussion present the business results of our Multifamily segment.
New Business Activity

Multifamily New Business Activity

(UPB in billions)

Commentary

•
We have a goal under the 2016 Conservatorship Scorecard to maintain the dollar volume of multifamily new business activity at or below a production cap, which was increased by FHFA during 3Q 2016 from $35 billion to $36.5 billion. For purposes of determining our performance under the goal, business activity associated with certain targeted loan types is excluded from this production cap. Reclassifications between new business activity subject to the production cap and new business activity not subject to the production cap may occur during 2016.

•
The dollar amount of our multifamily new business volumes increased during 3Q 2016 compared to 3Q 2015 and during YTD 2016 compared to YTD 2015, primarily due to an increase in overall multifamily market originations as a result of strong demand for apartments.

Freddie Mac Form 10-Q	39

Management's Discussion and Analysis	Our Business Segments | Multifamily

•	Approximately two-thirds of our multifamily new business activity during YTD 2016 counted towards the 2016 Scorecard production cap, and the remaining one-third was not subject to the production cap.

•
Our multifamily new business activity outstanding commitments were $14 billion and $17 billion, as of September 30, 2016 and September 30, 2015, respectively. The September 30, 2016 amount includes loan purchase commitments for which we have elected the fair value option.

Freddie Mac Form 10-Q	40

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio

Total Multifamily Portfolio

Multifamily Mortgage Investments Portfolio

Commentary

•	Our total multifamily portfolio grew during 3Q 2016 due to an increase in the guarantee portfolio, which was primarily attributable to our securitization of loans in K Certificate transactions.

•
Our securitization pipeline of held-for-sale loans was $15.3 billion at September 30, 2016, a reduction from the elevated levels in recent quarters. This balance decreased slightly during 3Q 2016 as our securitization of loans into K Certificates and other securitization products outpaced our 3Q 2016 held-for-sale mortgage loan purchase volume.

•
The decline in less liquid assets during YTD 2016 was primarily due to continued runoff of our held-for-investment mortgage loan and CMBS portfolios. In addition, less liquid assets declined as a result of securitization of certain of our held-for-investment mortgage loans.

•	Our multifamily delinquency rate at September 30, 2016 was 0.01%.

Freddie Mac Form 10-Q	41

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Risk Transfer Activity

New K Certificate Issuances

(UPB in billions)

Average Guarantee Fee Rate Charged on New K Certificates

Freddie Mac Form 10-Q	42

Management's Discussion and Analysis	Our Business Segments | Multifamily

Commentary

•
Our K Certificate issuance volume increased during 3Q 2016 compared to 3Q 2015 as well as YTD 2016 compared to YTD 2015 as we continued to reduce our securitization pipeline, which was elevated in recent quarters as a result of the record origination volume in the multifamily market during 2015 as well as strong YTD 2016 purchase volume. While we may purchase portions of our newly issued K Certificates or the unguaranteed subordinated securities, to date we have not purchased any of the unguaranteed securities that are in the first loss position nor do we currently hold any in our portfolio.

•
In addition to the credit risk we transferred on K Certificates, we transferred a large majority of expected and stress credit losses associated with $0.5 billion of additional loans during 3Q 2016 through other securitization products, such as small balance loan securitizations.

•	The average guarantee fee rate on newly issued K Certificates increased during YTD 2016 compared to YTD 2015, primarily due to lower levels of subordination.

Freddie Mac Form 10-Q	43

Management's Discussion and Analysis	Our Business Segments | Multifamily

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Multifamily segment.

	3Q 2016	3Q 2015	Change		YTD 2016	YTD 2015	Change
(dollars in millions)			$	%			$	%
Net interest income	$255	$270	$(15)	(6)%	$791	$793	$(2)	—%
Guarantee fee income	134	87	47	54%	366	239	127	53%
Benefit (provision) for credit losses	8	—	8	N/A	19	20	(1)	(5)%
Gains (losses) on loans and other non-interest income	551	92	459	499%	1,666	178	1,488	836%
Derivative gains (losses)	205	(502)	707	(141)%	(878)	7	(885)	(12,643)%
Administrative expense	(89)	(80)	(9)	11%	(255)	(240)	(15)	6%
Other non-interest expense	(10)	(13)	3	(23)%	(43)	(36)	(7)	19%
Segment Earnings before income tax (expense) benefit	1,054	(146)	1,200	(822)%	1,666	961	705	73%
Income tax (expense) benefit	(310)	43	(353)	(821)%	(510)	(307)	(203)	66%
Segment Earnings, net of taxes	744	(103)	847	(822)%	1,156	654	502	77%
Total other comprehensive income (loss), net of tax	46	19	27	142%	56	(108)	164	(152)%
Total comprehensive income (loss)	$790	$(84)	$874	(1,040)%	$1,212	$546	$666	122%

Key Drivers:

•	Guarantee fee income

◦	3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015 - increased primarily due to higher average multifamily guarantee portfolio balances as a result of ongoing issuances of K Certificates.

•
Gains (losses) on loans and other non-interest income, derivative gains (losses), and total other comprehensive income (loss) are evaluated together as they are collectively driven by a combination of spread-related and interest rate-related fair value changes. We use derivatives in the Multifamily segment to economically offset interest rate-related fair value changes of certain assets. The fair value changes of these economically hedged assets are included in gains (losses) on loans and other non-interest income and total other comprehensive income (loss). These changes and the interest rate-related derivative fair value changes that are included in derivative gains (losses) largely offset each other and, as a result, there is minimal net impact on total comprehensive income for the Multifamily segment from interest rate-related derivatives.

◦
3Q 2016 vs. 3Q 2015 and YTD 2016 vs YTD 2015 - increased due to spread-related fair value changes. During 3Q 2016 and YTD 2016 K Certificate benchmark spreads and available-for-sale CMBS spreads tightened, leading to larger gains than compared to 3Q 2015 and YTD 2015 when these spreads widened.

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
Par Swap Rate Curves
Sources: BlackRock
Commentary

•
Longer-term interest rates (e.g., 2-year and 10-year rates) declined during 3Q 2015, YTD 2015 and YTD 2016, resulting in lower fair values for our pay-fixed interest rate swaps and higher fair values for our receive-fixed interest rate swaps, certain of our option contracts, and the vast majority of our investments in securities. Conversely, longer-term interest rates generally increased during 3Q 2016, resulting in higher fair values for our pay-fixed interest rate swaps and lower fair values for our receive-fixed interest rate swaps, certain of our option contracts, and the vast majority of our investments in securities.

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

Investments Portfolio

Mortgage Investments Portfolio

Commentary

•
We continue to reduce the size of our mortgage investments portfolio in order to comply with the mortgage-related investments portfolio year-end limits. The balance of our mortgage investments portfolio declined 8.0% from December 31, 2015 to September 30, 2016.

•
Although the balance of our non-mortgage-related assets portfolio was elevated at December 31, 2015, due to higher near-term cash needs, the balance of this portfolio increased 1.1% from December 31, 2015 to September 30, 2016, primarily due to an increase in prepayment proceeds received by the custodial account. These proceeds are invested prior to being distributed to the holders of our debt securities of consolidated trusts shortly following receipt.

•
The percentage of less liquid assets relative to our total mortgage investments portfolio declined from 38.8% at December 31, 2015 to 34.6% at September 30, 2016, primarily due to repayments, sales and securitizations of our less liquid assets. We actively reduced the size of our less liquid assets

Freddie Mac Form 10-Q	46

Management's Discussion and Analysis	Our Business Segments | Investments

during YTD 2016 by selling $7.7 billion of non-agency mortgage-related securities and enhancing the liquidity of $5.7 billion of single-family reperforming loans and performing modified loans through securitization. Our strategy related to securitization of less liquid assets is to initially retain all of the resulting mortgage-related securities and then resecuritize a portion of these securities with some of the resulting interests being sold to third parties.

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

◦
3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015 - declined 44 basis points and 40 basis points, respectively, primarily due to higher hedging costs from an increase in amortization of upfront cash paid for swaptions, coupled with a reduction in the balance of our higher yielding mortgage-related assets due to repayments. The upfront cash paid for swaptions is amortized on a straight-line basis and reclassified from derivative gains (losses) into net interest income. The increase in amortization is due to an increase in upfront cash paid for swaptions to hedge our increased exposure to mortgage prepayment risk due to the continued low interest rate environment. The increase in amortization is partially offset by gains recognized in derivative gains (losses).

•	Average Investments Portfolio Balance

◦
The average investments portfolio balances for the 2016 periods declined compared to the 2015 periods primarily due to the repayment and sale of non-agency mortgage-related securities and the repayment of certain reperforming loans and performing modified loans, partially offset by an increase in our purchase of loans for our securitization pipeline and U.S. Treasury securities, which are classified as non-mortgage-related assets. The overall decline in our average

Freddie Mac Form 10-Q	48

Management's Discussion and Analysis	Our Business Segments | Investments

investments portfolio balance is consistent with our efforts to comply with the mortgage-related investments portfolio year-end limits.

Freddie Mac Form 10-Q	49

Management's Discussion and Analysis	Our Business Segments | Investments

Funding Activity

We fund our business activities primarily through the issuance of unsecured other debt. The table below summarizes this activity.

(Par value in millions)	3Q 2016	3Q 2015	YTD 2016	YTD 2015
Discount notes and Reference Bills:
Beginning balance	$68,099	$93,149	$104,088	$134,670
Issuances	107,355	128,189	319,298	307,746
Maturities	(106,104)	(116,854)	(354,036)	(337,932)
Ending balance	69,350	104,484	69,350	104,484

Callable debt:
Beginning balance	109,394	110,191	107,675	107,070
Issuances	31,473	26,438	103,540	91,657
Repurchases	—	—	—	—
Calls	(37,204)	(32,837)	(107,177)	(93,378)
Maturities	(505)	(2,015)	(880)	(3,572)
Ending balance	103,158	101,777	103,158	101,777

Non-callable debt:
Beginning balance	189,126	204,508	194,372	206,393
Issuances	19,661	9,895	40,402	30,252
Repurchases	—	—	—	(217)
Maturities	(23,474)	(19,053)	(49,461)	(41,078)
Ending balance	185,313	195,350	185,313	195,350
Total other debt (1)	$357,821	$401,611	$357,821	$401,611

(1)
Activity and balances disclosed in the table above exclude collateralized borrowings, including securities sold under agreements to repurchase, and certain other debt issued by other segments (e.g., STACR debt notes).

Commentary

•	The outstanding balance of our other debt continues to decline as we require less debt to fund our business operations due to the decline in the balance of our mortgage-related investments portfolio.

•
To replace the medium-term and long-term debt that was called or matured during the 2016 periods, we issued a combination of callable and non-callable debt. During 3Q 2016 compared to 3Q 2015, our issuances of callable and non-callable debt increased, while our issuances of discount notes decreased. The increase in term debt issuances offsets an increased amount of outstanding debt that was nearing maturity.

Freddie Mac Form 10-Q	50

Management's Discussion and Analysis	Our Business Segments | Investments

Debt Composition

The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.
Contractual Maturity Date as of September 30, 2016

Earliest Redemption Date as of September 30, 2016

Commentary

•
We continued to rely on a mix of short-term and medium-term debt issuances to meet our overall funding needs. Our effective short-term debt percentage, which represents the percentage of our total other debt (including the par value of our STACR debt notes and collateralized borrowings that are excluded from the graphs above) that is expected to mature within one year, increased to 44.1% as of September 30, 2016 compared to 41.3% as of December 31, 2015.

•
Our short-term debt issuances provide us with overall lower funding costs relative to our medium-term and longer-term debt. In October 2016, amendments to the SEC rules that govern money market mutual funds became effective. These amendments make certain structural and operational reforms to address the risks of investor withdrawals from money market funds. These amendments do not apply to mutual funds that invest solely in debt issued or guaranteed by the U.S. government or its agencies and instrumentalities, including GSEs. As a result, the demand for government and agency debt has increased, which has contributed to the improvement in our short-term debt spreads during 2016.

Freddie Mac Form 10-Q	51

Management's Discussion and Analysis	Our Business Segments | Investments

•
Our callable debt provides us with the option to repay the outstanding principal balance of the debt prior to its contractual maturity date. As of September 30, 2016, $86 billion of the outstanding $103 billion of callable debt may be called within one year.

Freddie Mac Form 10-Q	52

Management's Discussion and Analysis	Our Business Segments | Investments

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Investments segment.

	3Q 2016	3Q 2015	Change		YTD 2016	YTD 2015	Change
(dollars in millions)			$	%			$	%
Net interest income	$532	$923	$(391)	(42)%	$1,886	$3,125	$(1,239)	(40)%
Net impairment of available-for-sale securities recognized in earnings	94	109	(15)	(14)%	224	322	(98)	(30)%
Derivative gains (losses)	613	(2,950)	3,563	(121)%	(3,385)	(1,221)	(2,164)	177%
Losses on trading securities	(203)	(103)	(100)	97%	(12)	(329)	317	(96)%
Other non-interest income	664	703	(39)	(6)%	1,404	1,905	(501)	(26)%
Administrative expense	(79)	(76)	(3)	4%	(227)	(239)	12	(5)%
Other non-interest expense	—	—	—	N/A	(3)	(2)	(1)	50%
Segment Earnings before income tax (expense) benefit	1,621	(1,394)	3,015	(216)%	(113)	3,561	(3,674)	(103)%
Income tax (expense) benefit	(533)	431	(964)	(224)%	35	(1,137)	1,172	(103)%
Segment Earnings, net of taxes	1,088	(963)	2,051	(213)%	(78)	2,424	(2,502)	(103)%
Total other comprehensive income (loss), net of tax	(64)	(45)	(19)	42%	220	22	198	900%
Total comprehensive income (loss)	$1,024	$(1,008)	$2,032	(202)%	$142	$2,446	$(2,304)	(94)%
Key Drivers:

•	Net interest income

◦
3Q 2016 vs. 3Q 2015 and YTD 2016 vs. YTD 2015 - decreased primarily due to higher hedging costs from an increase in amortization of upfront cash paid for swaptions, coupled with a reduction in the balance of our higher yielding mortgage-related assets due to repayments. The increase in amortization is due to an increase in upfront cash paid for swaptions to hedge our increased exposure to mortgage prepayment risk due to the continued low interest rate environment. The increase in amortization is partially offset by gains recognized in derivative gains (losses).

•	Derivative gains (losses)

◦
3Q 2016 vs. 3Q 2015 - improved as we recognized derivative gains during 3Q 2016 compared to derivative losses during 3Q 2015, primarily as a result of an increase in longer-term interest rates during 3Q 2016 and a decrease in longer-term interest rates during 3Q 2015. See "Consolidated Results of Operations - Derivative Gains (Losses)" for additional information.

◦
YTD 2016 vs. YTD 2015 - worsened as we recognized larger derivative losses due to a larger decline in longer-term interest rates during YTD 2016 compared to YTD 2015. See "Consolidated Results of Operations - Derivative Gains (Losses)" for additional information.

•	Losses on trading securities

◦
3Q 2016 vs. 3Q 2015 - increased primarily due to losses from an increase in longer-term interest rates during 3Q 2016 compared to gains from a decrease in longer-term interest rates during 3Q 2015. The changes attributable to interest rates were partially offset by gains from spreads

Freddie Mac Form 10-Q	53

Management's Discussion and Analysis	Our Business Segments | Investments

tightening for our agency securities during 3Q 2016 compared to losses from spreads widening for our agency securities during 3Q 2015.

◦
YTD 2016 vs. YTD 2015 - decreased primarily due to a larger decline in longer-term interest rates during YTD 2016 compared to YTD 2015, which resulted in greater gains on our trading securities. These changes attributable to interest rates were partially offset by less spread tightening for our agency securities.

•	Other non-interest income

◦
YTD 2016 vs. YTD 2015 - decreased primarily due to a decline in sales of available-for-sale non-agency mortgage-related securities in an unrealized gain position and less accretion of previously recognized other-than-temporary impairment, partially offset by an increase in sales of agency mortgage-related securities in an unrealized gain position. The volume of our sales of non-agency mortgage-related securities will continue to vary as our portfolio that is saleable, based on a variety of criteria, has decreased.

•	Other comprehensive income (loss)

◦
YTD 2016 vs. YTD 2015 - increased primarily due to a decline in sales of available-for-sale non-agency mortgage-related securities in an unrealized gain position, which resulted in less unrealized gains being reclassified from accumulated other comprehensive income to other non-interest income. While we recognized greater unrealized gains as a result of a larger interest rate decline, these gains were largely offset by less unrealized gains as a result of less spread tightening on our agency and non-agency mortgage-related securities and greater unrealized losses due to the movement of a larger number of premium securities towards their maturities.

Freddie Mac Form 10-Q	54

Management's Discussion and Analysis	Risk Management | Credit Risk

RISK MANAGEMENT
Risk is an inherent part of our business activities. We are exposed to four major types of risk: credit risk, interest-rate and other market risks, liquidity risk, and operational risk.
For more discussion of these and other risks facing our business and our risk management framework, see "MD&A - Risk Management" and "Risk Factors" in our 2015 Annual Report and Form 10-Q for the first quarter of 2016, and "Liquidity and Capital Resources" in this report and in our 2015 Annual Report. See below for updates since our 2015 Annual Report and our Forms 10-Q for the first and second quarters of 2016.
CREDIT RISK
INSTITUTIONAL CREDIT RISK

Sellers and Servicers

In our single-family guarantee business, we do not originate loans or have our own loan servicing operation. Instead, we rely on our seller and servicer counterparties to perform the primary loan origination and loan servicing functions on our behalf.
We have significant exposure to non-depository and smaller depository financial institutions who act as sellers and servicers in our single-family business. These institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as our largest mortgage seller or servicer counterparties. The financial performance of these companies has been under stress and many of them reported a net loss in recent quarters. If their weak financial performance persists, it could affect available servicing capacity in the market, which eventually could lead to higher operational risk and higher credit losses for Freddie Mac.
For more information about counterparty risk associated with sellers and servicers, see Note 12 in this Form 10-Q and "Risk Factors - Credit Risks - We are exposed to institutional credit risk with respect to our business counterparties. Our financial results may be adversely affected if one or more of our counterparties fail to meet their obligations to us" in our 2015 Annual Report.
Mortgage Insurers

On August 15, 2016, American International Group, Inc. announced that it had entered into an agreement to sell 100% of its interest in United Guaranty Corporation to Arch Capital Group Ltd. Because Arch US Mortgage Insurance, a subsidiary of Arch Capital Group Ltd., and United Guaranty Corporation are both approved mortgage insurers, Freddie Mac will evaluate the effect on the combined entity’s financial strength when considering the planned acquisition. The transaction is also subject to other required approvals.
On October 23, 2016, Genworth Financial, Inc. announced that it had entered into an agreement to be acquired by China Oceanwide Holdings Group Co., Ltd. Because Genworth Mortgage Insurance Corporation, a subsidiary of Genworth Financial, Inc., is an approved mortgage insurer, Freddie Mac will evaluate the financial strength of China Oceanwide Holdings Group Co., Ltd. when considering the planned acquisition. The transaction is also subject to other required approvals. For more information about counterparty risk associated with mortgage insurers, see Note 12.

Freddie Mac Form 10-Q	55

Management's Discussion and Analysis	Risk Management | Operational Risk

OPERATIONAL RISK
OPERATIONAL RISK UPDATE RELATING TO MASTER TRUST AGREEMENTS

As previously disclosed, the company identified that some of its operational procedures were not sufficiently detailed to comply with certain obligations under its Master Trust Agreements, which are amended from time to time. During 2016, we have made significant progress to correct the deficiencies in these operational procedures including developing the capability to record separate, individual receipts and payments in the custodial account to reflect transactions between the company and the trusts, rather than netting amounts due to and due from the trusts.
Past practices led to a build-up in the custodial account of funds that belonged to the company. This build-up totaled approximately $19 billion as of June 30, 2016. We withdrew approximately $8 billion of this amount during 3Q 2016, and anticipate withdrawing the vast majority of the remainder during 4Q 2016. We have also established processes to withdraw company funds from the custodial account on a regular basis as new amounts are received. For more information, see “MD&A -Risk Management - Operational Risk” in our 2015 Annual Report.

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

	PMVS-YC	PMVS-L
(in millions)	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve:
September 30, 2016	$10	$—	$—
December 31, 2015	$12	$50	$186

Freddie Mac Form 10-Q	57

Management's Discussion and Analysis	Risk Management | Interest-Rate Risk and Other Market Risks

	3Q 2016			3Q 2015
(duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	0.1	$6	$14	0.1	$9	$72
Minimum	(0.4)	$—	$—	(0.4)	$—	$26
Maximum	0.6	$21	$68	0.8	$23	$173
Standard deviation	0.2	$4	$17	0.3	$6	$29

	YTD 2016			YTD 2015
(duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	0.1	$6	$21	0.2	$20	$97
Minimum	(0.4)	$—	$—	(0.4)	$—	$23
Maximum	0.7	$31	$92	1.0	$47	$250
Standard deviation	0.2	$5	$22	0.3	$12	$43
Derivatives enable us to reduce our interest-rate risk exposure. The table below shows that the PMVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.

	PMVS-L (50 bps)
(in millions)	Before Derivatives	After Derivatives	Effect of Derivatives
September 30, 2016	$3,106	$—	$(3,106)
December 31, 2015	$3,373	$50	$(3,323)
While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, the accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value), including derivatives, creates volatility in our earnings when interest rates fluctuate. Based upon the composition of our financial assets and liabilities, including derivatives, at September 30, 2016, we generally recognize fair value losses in earnings when interest rates decline. The table below presents the estimated adverse net effect on pre-tax earnings of certain immediate shifts in interest rates. These estimates are essentially the derivative gains (losses) attributable to financial instruments that are not measured at fair value that we would expect to experience as a result of the shifts in interest rates. The methodology used to calculate these figures is consistent with the methodology used to calculate our PMVS-YC and PMVS-L metrics above.

	GAAP FV-YC	GAAP FV-L
(in millions)	25 bps	50 bps	100 bps
September 30, 2016	$411	$965	$1,953
December 31, 2015	$635	$1,630	$3,573
Our adverse exposures under these interest-rate scenarios as of September 30, 2016 declined compared to December 31, 2015 as we have rebalanced our derivative portfolio in response to the declining interest-rate environment. We increased our use of receive-fixed swaps as the duration of our financial assets declined, including those measured at amortized cost. We also entered into certain structured transactions during the first half of 2016, which resulted in additional financial assets being recognized and measured at fair value.

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

(dollars in millions)	3Q 2016	3Q 2015	YTD 2016	YTD 2015
Beginning balance	$381,548	$417,461	$418,021	$454,029
Issued during the period:
Short-term:
Amount	$136,108	$136,034	$354,281	$315,591
Weighted-average effective interest rate(1)	0.23%	0.11%	0.27%	0.09%
Long-term:
Amount	$52,494	$29,360	$149,164	$119,063
Weighted-average effective interest rate(1)	1.28%	1.58%	1.36%	1.41%
Total issued:
Amount	$188,602	$165,394	$503,445	$434,654
Weighted-average effective interest rate(1)	0.52%	0.37%	0.59%	0.45%
Paid off during the period:
Short-term:
Amount	$(134,494)	$(116,854)	$(390,354)	$(337,932)
Weighted-average effective interest rate(1)	0.23%	0.07%	0.25%	0.07%
Long-term:
Amount	$(54,120)	$(54,196)	$(149,576)	$(138,946)
Weighted-average effective interest rate(1)	1.67%	1.48%	1.77%	1.43%
Total paid off:
Amount	$(188,614)	$(171,050)	$(539,930)	$(476,878)
Weighted-average effective interest rate(1)	0.65%	0.52%	0.67%	0.47%
Ending balance	$381,536	$411,805	$381,536	$411,805
(1) Effective interest rate is weighted based on par value.
We continue to rely on short-term and medium-term other debt to meet our overall funding needs. Medium-term other debt is classified as long-term in the table above. Issuances and pay-offs of our short-term other debt increased during YTD 2016 compared to YTD 2015 as we continued to utilize overnight discount notes as a more cost effective tool to manage our intra-day liquidity needs. Our long-term other debt issuances increased during the 2016 periods compared to the 2015 periods, as we replaced called and matured debt with new callable and non-callable debt. Our outstanding other debt balance continues to decline as we reduce our indebtedness along with the decline in our mortgage-related investments portfolio.

Freddie Mac Form 10-Q	59

Management's Discussion and Analysis	Liquidity and Capital Resources

DEBT SECURITIES OF CONSOLIDATED TRUSTS
The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.

(in millions)	3Q 2016	3Q 2015	YTD 2016	YTD 2015
Beginning balance	$1,548,673	$1,473,961	$1,513,089	$1,440,325
New issuances	117,841	98,676	275,750	278,743
Newly-issued debt securities retained at issuance	(21,863)	(27,390)	(61,737)	(71,981)
Net new issuances to third parties	95,978	71,286	214,013	206,762
Additional issuances of securities	36,768	37,199	115,913	100,079
Total issuances	132,746	108,485	329,926	306,841
Extinguishments, net	(107,301)	(85,554)	(268,897)	(250,274)
Ending balance	$1,574,118	$1,496,892	$1,574,118	$1,496,892
Debt securities of our consolidated trusts represent our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Our exposure on debt securities of consolidated trusts is limited to the guarantee we provide on the payment of principal and interest on these securities, as the primary source of repayment of these debt securities comes from the cash flows of the mortgage loans that back the securities. At September 30, 2016, our estimated exposure (including the amounts that are due to Freddie Mac for debt securities of consolidated trusts that we purchased) to these debt securities is recognized as the allowance for credit losses on mortgage loans held by consolidated trusts. See Note 4 for details on our allowance for loan losses.
LIQUIDITY AND CONTINGENCY OPERATING PORTFOLIO
The investments in our Liquidity and Contingency Operating Portfolio are important to our cash flow, collateral management, and asset and liability management and our ability to provide liquidity and stability to the mortgage market. The table below summarizes the balances in our Cash and Other Investments Portfolio, which includes the Liquidity and Contingency Operating Portfolio.

	September 30, 2016				December 31, 2015
(in billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other(1)	Total Cash and Other Investments Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other(1)	Total Cash and Other Investments Portfolio
Cash and cash equivalents	$3.9	$—	$—	$3.9	$5.4	$—	$0.2	$5.6
Restricted cash and cash equivalents	—	19.0	0.1	19.1	—	14.5	—	14.5
Securities purchased under agreements to resell	37.1	17.8	0.8	55.7	48.4	14.8	0.4	63.6
Non-mortgage related investments	21.4	—	2.2	23.6	16.2	—	1.0	17.2
Total	$62.4	$36.8	$3.1	$102.3	$70.0	$29.3	$1.6	$100.9

(1)
Consists of amounts related to collateral held by us from OTC derivative counterparties, and investments in unsecured agency debt that we may not otherwise invest in, other than to pledge as collateral to our counterparties when our derivatives are in a liability position.

Our non-mortgage-related investments in the Liquidity and Contingency Operating Portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source

Freddie Mac Form 10-Q	60

Management's Discussion and Analysis	Liquidity and Capital Resources

of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York.

CASH FLOWS
We evaluate our cash flow performance by comparing the net cash flows from operating and investing activities to the net cash flows required to finance those activities. The following graphs present the results of these activities for YTD 2015 and YTD 2016.
Operating Cash Flows Investing Cash Flows Financing Cash Flows
2015 2016 2015 2016 2015 2016

Commentary

Cash provided by operating activities increased $10.5 billion primarily due to the following:

•
Increase in net sales of mortgage loans acquired as held-for-sale, primarily due to an increase in the volume of our multifamily securitizations. This increase was partially offset by a decrease in our net interest income.

Cash provided by investing activities decreased $58.4 billion primarily due to the following:

•	Increase in net purchases of investment securities, primarily due to more investment securities being retained from our agency resecuritizations;

•	Decrease in net proceeds received from loans acquired as held-for-investment, primarily due to an increase in loan purchases;

•	Increase in cash collateral posted to our derivative counterparties due to greater derivative losses resulting from larger declines in longer-term interest rates; and

•	Increase in advances to lenders.
Cash used in financing activities decreased $52.2 billion primarily due to the following:

•	Increase in net proceeds received from the issuance of debt securities of consolidated trusts held by third parties due to an increase in the volume of our single-family PC issuances for cash.
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

Freddie Mac Form 10-Q	61

Management's Discussion and Analysis	Liquidity and Capital Resources

available funding remaining under the Purchase Agreement is $140.5 billion. This amount will be reduced by any future draws.
At September 30, 2016, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount at September 30, 2016 and the 2016 Capital Reserve Amount of $1.2 billion, our dividend obligation to Treasury in December 2016 will be $2.3 billion. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock. As a result of the net worth sweep dividend on the senior preferred stock, our future profits will effectively be distributed to Treasury, and we cannot retain capital from the earnings generated by our business operations (other than a limited capital reserve amount that will decrease to zero in 2018) or return capital to stockholders other than Treasury.
In June 2016, FASB issued a new Accounting Standards Update (ASU 2016-13) related to the measurement of credit losses on financial instruments that will be effective as of January 1, 2020, with early adoption permitted as of January 1, 2019. This Update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses. While we are still evaluating the effect that the adoption of this Update will have on our financial results, it will increase (perhaps substantially) our provision for credit losses in the period of adoption. As our capital reserve will decline to zero in 2018, this Update increases the risk that we will need to request a draw from Treasury for the period of adoption.
The table below presents activity related to our net worth during the last five quarters and YTD 2016.

(in millions)	3Q 2016	2Q 2016	1Q 2016	4Q 2015	3Q 2015	YTD 2016
Beginning balance	$2,133	$1,000	$2,940	$1,299	$5,713	$2,940
Comprehensive (loss) income	2,310	1,133	(200)	1,641	(501)	3,243
Capital draw from Treasury	—	—	—	—	—	—
Senior preferred stock dividends declared	(933)	—	(1,740)	—	(3,913)	(2,673)
Total equity / net worth	$3,510	$2,133	$1,000	$2,940	$1,299	$3,510
Aggregate draws under Purchase Agreement	$71,336	$71,336	$71,336	$71,336	$71,336	$71,336
Aggregate cash dividends paid to Treasury	$99,138	$98,205	$98,205	$96,465	$96,465	$99,138

Freddie Mac Form 10-Q	62

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
REDUCING OUR MORTGAGE-RELATED INVESTMENTS PORTFOLIO OVER TIME
The table below presents the UPB of our mortgage-related investments portfolio for purposes of the portfolio limits imposed by the Purchase Agreement and by FHFA.

	September 30, 2016				December 31, 2015
(dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Investments segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$14,875	$—	$14,875	$—	$10,041	$—	$10,041
Reperforming loans and performing modified loans	—	—	60,270	60,270	—	—	67,036	67,036
Total single-family unsecuritized loans	—	14,875	60,270	75,145	—	10,041	67,036	77,077
Freddie Mac mortgage-related securities	131,481	—	5,204	136,685	135,869	—	6,076	141,945
Non-agency mortgage-related securities	—	—	17,217	17,217	—	—	27,754	27,754
Non-Freddie Mac agency mortgage-related securities	10,003	—	—	10,003	12,958	—	—	12,958
Total Investments segment - Mortgage investments portfolio	141,484	14,875	82,691	239,050	148,827	10,041	100,866	259,734
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	14,420	14,420	—	—	19,501	19,501
Multifamily segment - unsecuritized loans and mortgage-related securities	6,901	15,280	32,463	54,644	7,304	19,563	40,809	67,676
Total mortgage-related investments portfolio	$148,385	$30,155	$129,574	$308,114	$156,131	$29,604	$161,176	$346,911
Percentage of total mortgage-related investments portfolio	48%	10%	42%	100%	45%	9%	46%	100%
Mortgage-related investments portfolio cap at December 31, 2016 and December 31, 2015				$339,304				$399,181
90% of mortgage-related investments portfolio cap at December 31, 2016 and December 31, 2015(1)				$305,374				$359,263

(1)	Represents the amount that we manage to under our Retained Portfolio Plan, subject to certain exceptions.
The decline in our mortgage-related investments portfolio during YTD 2016 was primarily due to repayments, partially offset by net purchases of single-family loans for our securitization pipeline.
While we continued to purchase new single-family seriously delinquent loans, we reduced the size of our less liquid assets through the following:

•	Sales of $10.2 billion of less liquid assets, including $7.7 billion in UPB of non-agency mortgage-related securities and $2.4 billion in UPB of seriously delinquent unsecuritized single-family loans;

•	Securitizations of $1.3 billion in UPB of less liquid multifamily loans; and

•
Securitizations of $5.7 billion in UPB of single-family reperforming loans and performing modified loans, thereby enhancing their liquidity. Our strategy related to securitization of less liquid assets is to

Freddie Mac Form 10-Q	63

Management's Discussion and Analysis	Conservatorship and Related Matters

initially retain all of the resulting mortgage-related securities and then resecuritize a portion of these securities with some of the resulting interests being sold to third parties.

Freddie Mac Form 10-Q	64

Management's Discussion and Analysis	Regulation and Supervision

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
AFFORDABLE HOUSING ALLOCATIONS
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and pay this amount to certain housing funds. During 3Q 2016 and YTD 2016, we completed $128 billion and $313 billion, respectively, of new business purchases subject to this requirement and accrued $54 million and $131 million, respectively, of related expense. We expect to pay this amount (and any additional amounts accrued based on our new business purchases during the remainder of 2016) in February 2017. We are prohibited from passing through these costs to the originators of the loans that we purchase.
LEGISLATIVE AND REGULATORY DEVELOPMENTS
CAP INCREASE FOR NEW MULTIFAMILY BUSINESS

On August 18, 2016, FHFA announced an increase to the 2016 multifamily lending cap for Freddie Mac and Fannie Mae under the 2016 Conservatorship Scorecard from $35 billion to $36.5 billion, effective immediately. The adjustment is based on increased estimates of the overall size of the 2016 multifamily finance market.
AFFORDABLE HOUSING GOALS AND RESULTS FOR 2015

In October 2016, FHFA informed us that it had reviewed our performance with respect to the affordable housing goals for 2015, and preliminarily determined that we achieved three of our five single-family affordable housing goals and all three of our multifamily goals. Our performance on the goals, as preliminarily determined by FHFA, is set forth below.

	Goals for 2015	Market level for 2015	Preliminary Results for 2015
Single-family purchase money goals (benchmark levels):
Low-income	24%	23.6%	22.3%
Very low-income	6%	5.8%	5.4%
Low-income areas	19%	19.8%	19.0%
Low-income areas sub-goal	14%	15.2%	14.5%
Single-family refinance low-income goal (benchmark level)	21%	22.5%	22.8%
Multifamily low-income goal (in units)	300,000	N/A	379,042
Multifamily very low-income subgoal (in units)	60,000	N/A	76,935
Multifamily small property low-income subgoal (in units)	6,000	N/A	12,801

Freddie Mac Form 10-Q	65

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

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
We have certain off-balance sheet arrangements related to our securitization activities involving guaranteed loans and mortgage-related securities, though most of our securitization activities are on-balance sheet. Our off-balance sheet arrangements related to these securitization activities primarily consist of K Certificates. We also have off-balance sheet arrangements related to certain other securitization products and other mortgage-related guarantees. Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $156.3 billion and $127.3 billion at September 30, 2016 and December 31, 2015, respectively.

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

•	Changes in economic and market conditions, including changes in employment rates, interest rates, spreads, and home prices;

•	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase, and fixed-rate vs. ARM);

•	The success of our efforts to mitigate our losses on our Legacy single-family book and our investments in non-agency mortgage-related securities;

•	The success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS, K Certificate and other credit risk transfer transactions;

•	Our ability to maintain adequate liquidity to fund our operations;

•	Our ability to maintain the security of our operating systems and infrastructure (e.g., against cyberattacks);

•	Our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	The adequacy of our risk management framework;

•	Our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

Freddie Mac Form 10-Q	67

Management's Discussion and Analysis	Forward-Looking Statements

•
Our ability to limit or manage our exposure to interest-rate volatility and spread volatility, including the availability of derivative financial instruments needed for interest-rate risk management purposes;

•	Changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	Changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs and multifamily K Certificates);

•	Changes in the practices of loan originators, investors and other participants in the secondary mortgage market; and

•	Other factors and assumptions described in this Form 10-Q, our Forms 10-Q for the first and second quarters of 2016 and our 2015 Annual Report, including in the “MD&A” section.
Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac Form 10-Q	68

Financial Statements

FINANCIAL STATEMENTS

Freddie Mac Form 10-Q	69

Financial Statements	Condensed Consolidated Statements of Comprehensive Income

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in millions, except share-related amounts)	3Q 2016	3Q 2015	YTD 2016	YTD 2015
Interest income
Mortgage loans	$14,997	$15,595	$46,053	$46,433
Investments in securities	976	1,145	2,923	3,736
Other	74	19	187	45
Total interest income	16,047	16,759	49,163	50,214
Interest expense	(12,354)	(12,963)	(38,523)	(38,679)
Expense related to derivatives	(47)	(53)	(146)	(176)
Net interest income	3,646	3,743	10,494	11,359
Benefit (provision) for credit losses	(113)	528	1,129	1,884
Net interest income after benefit (provision) for credit losses	3,533	4,271	11,623	13,243
Non-interest income (loss)
Gains (losses) on extinguishment of debt	(92)	4	(266)	(155)
Derivative gains (losses)	(36)	(4,172)	(6,655)	(3,440)
Net impairment of available-for-sale securities recognized in earnings	(9)	(54)	(138)	(245)
Other gains on investment securities recognized in earnings	309	256	1,062	825
Other income (loss)	605	125	1,527	(432)
Non-interest income (loss)	777	(3,841)	(4,470)	(3,447)
Non-interest expense
Salaries and employee benefits	(248)	(231)	(727)	(742)
Professional services	(129)	(130)	(347)	(361)
Occupancy expense	(13)	(14)	(41)	(40)
Other administrative expense	(108)	(90)	(306)	(274)
Total administrative expense	(498)	(465)	(1,421)	(1,417)
Real estate owned operations expense	(56)	(116)	(169)	(243)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(293)	(248)	(845)	(705)
Other expense	(138)	(270)	(442)	(1,234)
Non-interest expense	(985)	(1,099)	(2,877)	(3,599)
Income (loss) before income tax (expense) benefit	3,325	(669)	4,276	6,197
Income tax (expense) benefit	(996)	194	(1,308)	(1,979)
Net income (loss)	2,329	(475)	2,968	4,218
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(47)	(61)	181	(218)
Changes in unrealized gains (losses) related to cash flow hedge relationships	29	35	95	132
Changes in defined benefit plans	(1)	—	(1)	26
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(19)	(26)	275	(60)
Comprehensive income (loss)	$2,310	$(501)	$3,243	$4,158
Net income (loss)	$2,329	$(475)	$2,968	$4,218
Undistributed net worth sweep and senior preferred stock dividends	(2,310)	—	(3,243)	(4,659)
Net income (loss) attributable to common stockholders	$19	$(475)	$(275)	$(441)
Net income (loss) per common share — basic and diluted	$0.01	$(0.15)	$(0.09)	$(0.14)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,234	3,235
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	70

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in millions, except share-related amounts)	2016	2015
Assets
Cash and cash equivalents (Note 12)	$3,940	$5,595
Restricted cash and cash equivalents (Notes 3, 12)	19,131	14,533
Securities purchased under agreements to resell (Notes 3, 8)	55,673	63,644
Investments in securities, at fair value (Note 5)	115,393	114,215
Mortgage loans held-for-sale (Notes 3, 4) (includes $15,018 and $17,660 at fair value)	18,646	24,992
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $13,356 and $15,331)	1,763,790	1,729,201
Accrued interest receivable (Note 3)	6,103	6,074
Derivative assets, net (Notes 7, 8)	1,499	395
Real estate owned, net (Note 3)	1,272	1,725
Deferred tax assets, net (Note 10)	18,730	18,205
Other assets (Notes 3, 16)	11,085	7,313
Total assets	$2,015,262	$1,985,892
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$5,890	$6,183
Debt, net (Notes 3, 6) (includes $6,448 and $7,184 at fair value)	1,999,841	1,970,269
Derivative liabilities, net (Notes 7, 8)	1,178	1,254
Other liabilities (Notes 3, 16)	4,843	5,246
Total liabilities	2,011,752	1,982,952
Commitments and contingencies (Notes 3, 7, and 14)
Equity (Note 9)
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,046,828 shares and 650,045,962 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(80,478)	(80,773)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $708 and $778, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	1,921	1,740
Cash flow hedge relationships	(526)	(621)
Defined benefit plans	33	34
Total AOCI, net of taxes	1,428	1,153
Treasury stock, at cost, 75,817,058 shares and 75,817,924 shares	(3,885)	(3,885)
Total equity (See Note 9 for information on our dividend obligation to Treasury)	3,510	2,940
Total liabilities and equity	$2,015,262	$1,985,892
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

	September 30,	December 31,
(in millions)	2016	2015
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-sale	$199	$1,403
Mortgage loans held-for-investment	1,666,352	1,625,184
All other assets	47,140	37,305
Total assets of consolidated VIEs	$1,713,691	$1,663,892
Liabilities: (Note 3)
Debt, net	$1,621,782	$1,556,121
All other liabilities	4,841	4,769
Total liabilities of consolidated VIEs	$1,626,623	$1,560,890
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	71

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in millions)	YTD 2016	YTD 2015
Net cash provided by (used in) operating activities	$5,053	$(5,443)
Cash flows from investing activities
Purchases of trading securities	(70,690)	(33,987)
Proceeds from sales of trading securities	45,650	12,851
Proceeds from maturities of trading securities	18,602	15,585
Purchases of available-for-sale securities	(21,988)	(5,025)
Proceeds from sales of available-for-sale securities	17,009	16,364
Proceeds from maturities of available-for-sale securities	11,412	16,099
Purchases of held-for-investment mortgage loans	(120,753)	(92,535)
Proceeds from sales of mortgage loans held-for-investment	2,605	1,647
Repayments of mortgage loans held-for-investment	245,212	233,586
(Increase) decrease in restricted cash	(4,598)	(6,573)
Net proceeds from dispositions of real estate owned and other recoveries	2,023	2,990
Net (increase) decrease in securities purchased under agreements to resell	7,971	13,165
Derivative premiums and terminations and swap collateral, net	(6,528)	(1,888)
Changes in other assets (Note 16)	(20,711)	(8,634)
Net cash provided by investing activities	105,216	163,645
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	178,727	129,086
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(251,296)	(245,624)
Proceeds from issuance of other debt	504,447	437,415
Repayments of other debt	(541,125)	(479,494)
Payment of cash dividends on senior preferred stock	(2,673)	(5,510)
Changes in other liabilities	(4)	(3)
Net cash used in financing activities	(111,924)	(164,130)
Net (decrease) increase in cash and cash equivalents	(1,655)	(5,928)
Cash and cash equivalents at beginning of year	5,595	10,928
Cash and cash equivalents at end of period	$3,940	$5,000

Supplemental cash flow information
Cash paid for:
Debt interest	$46,399	$45,839
Income taxes	1,834	910
Non-cash investing and financing activities (Note 4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, or 2015 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the “GLOSSARY” of our 2015 Annual Report and our Quarterly Report on Form 10-Q for the second quarter of 2016. Throughout our unaudited condensed consolidated financial statements and related notes, we refer to the three months ended September 30, 2016 and the three months ended September 30, 2015 as “3Q 2016” and “3Q 2015,” respectively, and we refer to the nine months ended September 30, 2016 and the nine months ended September 30, 2015 as “YTD 2016” and “YTD 2015,” respectively.
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

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)
The main objective of this Update is to address the diversity in practice that currently exists in regards to how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.
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
IMPACT OF CONSERVATORSHIP AND RELATED DEVELOPMENTS ON THE MORTGAGE-RELATED INVESTMENTS PORTFOLIO

For purposes of the limit imposed by the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio cannot exceed $339.3 billion at December 31, 2016 and was $308.1 billion at September 30, 2016. Our Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement (subject to certain exceptions). Our mortgage-related investments portfolio cap is reduced by 15% annually until it reaches $250 billion. This amount is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
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
At June 30, 2016, our assets exceeded our liabilities under GAAP; therefore, FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during 3Q 2016. Since conservatorship began through September 30, 2016, we have paid cash dividends of $99.1 billion to Treasury at the direction of the Conservator.

Freddie Mac Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

See Note 6 and Note 9 for more information on the conservatorship and the Purchase Agreement.
RELATED PARTIES AS A RESULT OF CONSERVATORSHIP

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. Common Securitization Solutions, LLC (CSS), was formed in 2013 as a limited liability company equally-owned by Freddie Mac and Fannie Mae. Therefore, CSS is also deemed a related party. During YTD 2016, we contributed $88 million of capital to CSS.

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
VIEs FOR WHICH WE ARE THE PRIMARY BENEFICIARY

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

(in millions)	September 30, 2016	December 31, 2015
Consolidated Balance Sheet Line Item
Assets:
Restricted cash and cash equivalents	$18,966	$14,529
Securities purchased under agreements to resell	17,850	14,840
Mortgage loans held-for-sale	199	1,403
Mortgage loans held-for-investment	1,666,352	1,625,184
Accrued interest receivable	5,427	5,305
Real estate owned, net	35	40
Other assets	4,862	2,591
Total assets of consolidated VIEs	$1,713,691	$1,663,892
Liabilities:
Accrued interest payable	$4,821	$4,763
Debt, net	1,621,782	1,556,121
Other liabilities	20	6
Total liabilities of consolidated VIEs	$1,626,623	$1,560,890

Freddie Mac Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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

	September 30, 2016	December 31, 2015
(in millions)	Freddie Mac Securities
Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Investments in securities	$58,854	$49,040
Accrued interest receivable	247	200
Other assets	1,611	1,232
Liabilities:
Other liabilities	(1,463)	(1,230)
Maximum Exposure to Loss	$140,520	$114,193
Total Assets of Non-Consolidated VIEs	$165,114	$134,900
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

	September 30, 2016			December 31, 2015
(dollars in millions, terms in years)	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term	Maximum Exposure	Recognized Liability(1)	Maximum Remaining Term
K Certificates and other securitization products	$140,520	$1,392	39	$114,193	$1,136	40
Other mortgage-related guarantees	15,761	666	34	13,067	596	38
Derivative instruments	6,051	143	29	17,894	151	30

(1)
This amount excludes our reserve for guarantee losses, which totaled $70 million and $76 million as of September 30, 2016 and December 31, 2015, respectively, and is included within other liabilities on our consolidated balance sheets.

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

	UPB at		Maximum Coverage at
(in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
K Certificates	$126,379	$101,473	$22,196	$18,453
Other securitization products	9,261	7,026	1,802	1,477
Total	$135,640	$108,499	$23,998	$19,930
In addition to subordination, the Multifamily segment also has various other credit enhancements, primarily related to our mortgage loans and other mortgage-related guarantees, in the form of collateral posting requirements, loss sharing agreements, credit-linked notes, and other similar arrangements. We expect that these credit enhancements will enable us to recover all or a portion of our losses or the amounts paid under our guarantee. Our historical losses and related recoveries pursuant to these agreements have not been significant.

Freddie Mac Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES
The table below provides details of the loans on our consolidated balance sheets.

	September 30, 2016			December 31, 2015
(in millions)	Held by Freddie Mac	Held by consolidated trusts	Total	Held by Freddie Mac	Held by consolidated trusts	Total
Held-for-sale:
Single-family	$3,495	$263	$3,758	$6,045	$1,702	$7,747
Multifamily	15,453	—	15,453	19,582	—	19,582
Total UPB	18,948	263	19,211	25,627	1,702	27,329
Cost basis and fair value adjustments, net	(501)	(64)	(565)	(2,038)	(299)	(2,337)
Total held-for-sale loans	18,447	199	18,646	23,589	1,403	24,992
Held-for-investment:
Single-family	86,070	1,634,776	1,720,846	90,532	1,597,590	1,688,122
Multifamily	25,156	2,969	28,125	29,505	1,711	31,216
Total UPB	111,226	1,637,745	1,748,971	120,037	1,599,301	1,719,338
Cost basis adjustments	(3,340)	31,515	28,175	(3,465)	28,659	25,194
Allowance for loan losses	(10,448)	(2,908)	(13,356)	(12,555)	(2,776)	(15,331)
Total held-for-investment loans	97,438	1,666,352	1,763,790	104,017	1,625,184	1,729,201
Total loans, net	$115,885	$1,666,551	$1,782,436	$127,606	$1,626,587	$1,754,193
During 3Q 2016 and 3Q 2015, we purchased $115.7 billion and $92.6 billion, respectively, in UPB of single-family loans and $1.7 billion and $1.4 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment. During YTD 2016 and YTD 2015, we purchased $273.9 billion and $271.6 billion, respectively, in UPB of single-family loans and $3.7 billion and $3.2 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment.
Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates. During 3Q 2016 and 3Q 2015, we sold $10.2 billion and $6.0 billion, respectively, in UPB of held-for-sale multifamily loans. During YTD 2016 and YTD 2015, we sold $36.4 billion and $21.2 billion, respectively, in UPB of held-for-sale multifamily loans. See Note 3 for more information on our issuances of K Certificates.
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we completed sales of $0.6 billion in UPB of seriously delinquent single-family loans during both 3Q 2016 and 3Q 2015, and $2.4 billion and $1.9 billion during YTD 2016 and YTD 2015, respectively.
We reclassified $0.3 billion and $2.5 billion in UPB of seriously delinquent single-family loans from held-for-investment to held-for-sale during 3Q 2016 and 3Q 2015, respectively, and $3.8 billion and $10.6 billion during YTD 2016 and YTD 2015, respectively. For additional information regarding the fair value of our loans classified as held-for-sale, see Note 13.
CREDIT QUALITY

The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding loan. A second-lien loan also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second loans. As of September 30, 2016 and December 31, 2015, based on data collected by us at loan delivery,

Freddie Mac Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

approximately 11% and 13%, respectively, of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first loan. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 12.
For reporting purposes:

•
Loans within the Alt-A category continue to be presented in that category following modification, even though the borrower may have provided full documentation of assets and income to complete the modification; and

•
Loans within the option ARM category continue to be presented in that category following modification, even though the modified loan no longer provides for optional payment or adjustable interest-rate provisions.

The table below presents the recorded investment of single-family held-for-investment loans by current LTV ratios. Our current LTV ratios are estimates based on available data through the end of each respective period presented.

	September 30, 2016				December 31, 2015
	Current LTV Ratio				Current LTV Ratio
(in millions)	≤ 80	> 80 to 100	> 100(1)	Total	≤ 80	> 80 to 100	> 100(1)	Total
20 and 30-year or more, amortizing fixed-rate(2)	$1,087,076	$241,576	$36,398	$1,365,050	$1,020,227	$242,948	$50,893	$1,314,068
15-year amortizing fixed-rate(2)	270,639	11,469	1,131	283,239	271,456	12,400	1,754	285,610
Adjustable-rate	54,307	3,555	120	57,982	59,724	5,055	249	65,028
Alt-A, interest-only, and option ARM	26,593	10,438	5,734	42,765	27,014	13,124	8,485	48,623
Total single-family loans	$1,438,615	$267,038	$43,383	$1,749,036	$1,378,421	$273,527	$61,381	$1,713,329

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 6.39% and 6.03% as of September 30, 2016 and December 31, 2015, respectively.

(2)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of September 30, 2016 and December 31, 2015, we have categorized UPB of approximately $34.2 billion and $38.3 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust, such rates and the timing of the adjustment are determined at the time of modification rather than at a subsequent date.

The following table presents the recorded investment in our multifamily held-for-investment loans, by credit quality indicator based on available data through the end of each period presented. These indicators involve significant management judgment.

(in millions)	September 30, 2016	December 31, 2015
Credit risk profile by internally assigned grade:(1)
Pass	$27,034	$29,660
Special mention	588	1,135
Substandard	488	408
Doubtful	—	—
Total	$28,110	$31,203

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

Freddie Mac Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

MORTGAGE LOAN PERFORMANCE

The following table presents the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.

	September 30, 2016
(in millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,333,997	$15,693	$4,628	$10,732	$1,365,050	$10,725
15-year amortizing fixed-rate	281,869	915	167	288	283,239	288
Adjustable-rate	57,379	332	77	194	57,982	194
Alt-A, interest-only, and option ARM	38,333	1,726	659	2,047	42,765	2,044
Total single-family	1,711,578	18,666	5,531	13,261	1,749,036	13,251
Total multifamily	28,110	—	—	—	28,110	94
Total single-family and multifamily	$1,739,688	$18,666	$5,531	$13,261	$1,777,146	$13,345

	December 31, 2015
(in millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,280,247	$16,178	$5,037	$12,606	$1,314,068	$12,603
15-year amortizing fixed-rate	284,137	935	183	355	285,610	355
Adjustable-rate	64,326	359	88	255	65,028	255
Alt-A, interest-only, and option ARM	43,543	1,962	714	2,404	48,623	2,403
Total single-family	1,672,253	19,434	6,022	15,620	1,713,329	15,616
Total multifamily	31,203	—	—	—	31,203	170
Total single-family and multifamily	$1,703,456	$19,434	$6,022	$15,620	$1,744,532	$15,786

(1)	Includes $5.8 billion and $7.0 billion of loans that were in the process of foreclosure as of September 30, 2016 and December 31, 2015, respectively.

Freddie Mac Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.

(dollars in millions)	September 30, 2016	December 31, 2015
Single-family:(1)
Non-credit-enhanced portfolio
Serious delinquency rate	1.05%	1.30%
Total number of seriously delinquent loans	79,943	105,071
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	1.49%	2.06%
Total number of seriously delinquent loans	21,377	27,813
Other credit protection:(3)
Serious delinquency rate	0.41%	0.58%
Total number of seriously delinquent loans	8,914	9,422
Total single-family:
Serious delinquency rate	1.02%	1.32%
Total number of seriously delinquent loans	109,089	141,255
Multifamily:(4)
Non-credit-enhanced portfolio:
Delinquency rate	0.04%	0.03%
UPB of delinquent loans	$19	$19
Credit-enhanced portfolio:
Delinquency rate	—%	0.02%
UPB of delinquent loans	$5	$20
Total Multifamily:
Delinquency rate	0.01%	0.02%
UPB of delinquent loans	$24	$39

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
LOAN LOSS RESERVES

The loan loss reserves represent estimates of probable incurred credit losses. We recognize probable incurred losses by recording a charge to the provision for credit losses in our consolidated statements of comprehensive income. The loan loss reserves include:

•	Our allowance for loan losses, which pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets; and

•	Our reserve for guarantee losses, which pertains to single-family and multifamily loans underlying our K Certificates, other securitization products, and other mortgage-related guarantees.

Freddie Mac Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents our loan loss reserves activity.

	3Q 2016				3Q 2015
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
(in millions)	Held by Freddie Mac	Held By Consolidated Trusts		Total	Held by Freddie Mac	Held By Consolidated Trusts		Total
Single-family:
Beginning balance	$10,886	$2,589	$56	$13,531	$14,535	$2,738	$67	$17,340
Provision (benefit) for credit losses	(249)	368	2	121	(652)	122	2	(528)
Charge-offs	(422)	(37)	(2)	(461)	(605)	(73)	(2)	(680)
Recoveries	113	2	—	115	174	3	—	177
Transfers, net(1)	98	(16)	—	82	(128)	260	(1)	131
Ending balance	10,426	2,906	56	13,388	13,324	3,050	66	16,440
Multifamily ending balance	22	2	14	38	44	1	20	65
Total ending balance	$10,448	$2,908	$70	$13,426	$13,368	$3,051	$86	$16,505

	YTD 2016				YTD 2015
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
(in millions)	Held by Freddie Mac	Held By Consolidated Trusts		Total	Held by Freddie Mac	Held By Consolidated Trusts		Total
Single-family:
Beginning balance	$12,516	$2,775	$57	$15,348	$18,800	$2,884	$109	$21,793
Provision (benefit) for credit losses	(1,424)	308	6	(1,110)	(2,050)	222	(36)	(1,864)
Charge-offs	(1,388)	(121)	(7)	(1,516)	(4,179)	(298)	(6)	(4,483)
Recoveries	387	8	—	395	535	12	—	547
Transfers, net(1)	335	(64)	—	271	218	230	(1)	447
Ending balance	10,426	2,906	56	13,388	13,324	3,050	66	16,440
Multifamily ending balance	22	2	14	38	44	1	20	65
Total ending balance	$10,448	$2,908	$70	$13,426	$13,368	$3,051	$86	$16,505

(1)
Consists of approximately $0.1 billion and $0.1 billion during 3Q 2016 and 3Q 2015, respectively, and $0.3 billion and $0.4 billion during YTD 2016 and YTD 2015, respectively, attributable to capitalization of past due interest on modified loans. Also includes amounts associated with reclassified single-family reserves related to our removal of loans previously held by consolidated trusts, net of reclassifications for single-family loans subsequently resecuritized after such removal.

The allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 9.7% and 10.8% of the recorded investment in such loans at September 30, 2016 and December 31, 2015, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both September 30, 2016 and December 31, 2015.

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

	3Q 2016		3Q 2015		YTD 2016		YTD 2015
(dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	8,052	$1,166	10,899	$1,530	26,948	$3,855	35,922	$5,121
15-year amortizing fixed-rate	1,052	74	1,428	102	3,498	254	4,483	327
Adjustable-rate	228	33	293	42	724	104	1,026	150
Alt-A, interest-only, and option ARM	669	113	941	167	2,339	411	3,455	642
Total single-family	10,001	1,386	13,561	1,841	33,509	4,624	44,886	6,240
Multifamily	—	—	—	—	2	8	1	30
Total	10,001	$1,386	13,561	$1,841	33,511	$4,632	44,887	$6,270

(1)
The pre-TDR recorded investment for single-family loans initially classified as TDR during 3Q 2016 and YTD 2016 was $1.4 billion and $4.6 billion, respectively, compared to $1.8 billion and $6.2 billion during 3Q 2015 and YTD 2015, respectively.

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification.

	3Q 2016		3Q 2015		YTD 2016		YTD 2015
(dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:
20 and 30-year or more, amortizing fixed-rate	4,043	$626	4,919	$787	11,947	$1,859	13,692	$2,278
15-year amortizing fixed-rate	206	17	227	17	631	52	664	54
Adjustable-rate	74	9	93	15	211	30	243	41
Alt-A, interest-only, and option ARM	358	71	506	109	1,202	240	1,464	337
Total single-family	4,681	$723	5,745	$928	13,991	$2,181	16,063	$2,710
Multifamily	—	$—	—	$—	—	$—	—	$—
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or loans in modification trial periods). During YTD 2016 and YTD 2015, 6,352 and 7,280, respectively, of such loans (with a post-TDR recorded investment of $0.8 billion and $0.9 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During YTD 2016 and YTD 2015, 920 and 1,821, respectively, of such loans (with a post-TDR recorded investment of $0.1

Freddie Mac Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

billion and $0.2 billion, respectively) experienced a payment default within a year after the borrowers' Chapter 7 bankruptcy.
Single-Family TDRs
During 3Q16 and YTD 2016, approximately 43% and 42% of the single-family loan modifications completed during the respective periods that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions. During 3Q16 and YTD 2016, approximately 15% and 16% of the single-family loan modifications completed during the respective periods that were classified as TDRs involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During 3Q 2016 and YTD 2016, the average term extension was 177 months and 178 months, respectively, and the average interest rate reduction was 0.8% in both periods on completed single-family loan modifications classified as TDRs.

Freddie Mac Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Impaired Loans
The tables below present the UPB, recorded investment, related allowance for loan losses, average recorded investment and interest income recognized for individually impaired loans.

	September 30, 2016			December 31, 2015
(in millions)	UPB	Recorded Investment	Associated Allowance	UPB	Recorded Investment	Associated Allowance
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$5,443	$4,140	N/A	$4,957	$3,724	N/A
15-year amortizing fixed-rate	37	32	N/A	45	38	N/A
Adjustable-rate	267	264	N/A	194	191	N/A
Alt-A, interest-only, and option ARM	1,869	1,483	N/A	1,370	1,033	N/A
Total with no specific allowance recorded	7,616	5,919	N/A	6,566	4,986	N/A
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	68,791	67,101	$(9,592)	72,886	71,215	$(11,245)
15-year amortizing fixed-rate	862	866	(19)	975	978	(21)
Adjustable-rate	373	366	(20)	518	510	(28)
Alt-A, interest-only, and option ARM	13,182	12,568	(2,279)	14,409	13,839	(2,725)
Total with specific allowance recorded	83,208	80,901	(11,910)	88,788	86,542	(14,019)
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	74,234	71,241	(9,592)	77,843	74,939	(11,245)
15-year amortizing fixed-rate	899	898	(19)	1,020	1,016	(21)
Adjustable-rate	640	630	(20)	712	701	(28)
Alt-A, interest-only, and option ARM	15,051	14,051	(2,279)	15,779	14,872	(2,725)
Total single-family	$90,824	$86,820	$(11,910)	$95,354	$91,528	$(14,019)
Multifamily —
With no specific allowance recorded(1)	$324	$311	N/A	$341	$333	N/A
With specific allowance recorded	48	46	$(10)	149	142	$(21)
Total multifamily	$372	$357	$(10)	$490	$475	$(21)
Total single-family and multifamily	$91,196	$87,177	$(11,920)	$95,844	$92,003	$(14,040)

Freddie Mac Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	3Q 2016			3Q 2015
(in millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$4,184	$118	$4	$3,415	$100	$2
15-year amortizing fixed-rate	33	1	—	38	2	—
Adjustable rate	268	2	—	135	1	—
Alt-A, interest-only, and option ARM	1,500	30	—	844	20	—
Total with no specific allowance recorded	5,985	151	4	4,432	123	2
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	67,333	677	61	72,585	627	67
15-year amortizing fixed-rate	857	10	1	989	11	2
Adjustable rate	359	3	—	579	4	1
Alt-A, interest-only, and option ARM	12,642	108	10	14,509	100	11
Total with specific allowance recorded	81,191	798	72	88,662	742	81
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	71,517	795	65	76,000	727	69
15-year amortizing fixed-rate	890	11	1	1,027	13	2
Adjustable rate	627	5	—	714	5	1
Alt-A, interest-only, and option ARM	14,142	138	10	15,353	120	11
Total single-family	$87,176	$949	$76	$93,094	$865	$83
Multifamily —
With no specific allowance recorded(1)	$311	$4	$1	$423	$6	$3
With specific allowance recorded	46	—	—	197	2	1
Total multifamily	$357	$4	$1	$620	$8	$4
Total single-family and multifamily	$87,533	$953	$77	$93,714	$873	$87

Freddie Mac Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	YTD 2016			YTD 2015
(in millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$4,105	$337	$10	$3,265	$288	$9
15-year amortizing fixed-rate	35	4	—	42	6	—
Adjustable rate	247	6	—	84	2	—
Alt-A, interest-only, and option ARM	1,362	82	2	781	59	2
Total with no specific allowance recorded	5,749	429	12	4,172	355	11
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	69,060	2,015	196	74,209	1,898	242
15-year amortizing fixed-rate	901	30	5	1,056	35	8
Adjustable rate	409	11	2	676	14	3
Alt-A, interest-only, and option ARM	13,156	331	27	15,201	305	44
Total with specific allowance recorded	83,526	2,387	230	91,142	2,252	297
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	73,165	2,352	206	77,474	2,186	251
15-year amortizing fixed-rate	936	34	5	1,098	41	8
Adjustable rate	656	17	2	760	16	3
Alt-A, interest-only, and option ARM	14,518	413	29	15,982	364	46
Total single-family	$89,275	$2,816	$242	$95,314	$2,607	$308
Multifamily —
With no specific allowance recorded(1)	$354	$11	$3	$635	$20	$7
With specific allowance recorded	67	2	1	261	7	5
Total multifamily	$421	$13	$4	$896	$27	$12
Total single-family and multifamily	$89,696	$2,829	$246	$96,210	$2,634	$320

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

	September 30, 2016			December 31, 2015
(in millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,662,216	$27,753	$1,689,969	$1,621,801	$30,728	$1,652,529
Individually evaluated	86,820	357	87,177	91,528	475	92,003
Total recorded investment	1,749,036	28,110	1,777,146	1,713,329	31,203	1,744,532
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,422)	(14)	(1,436)	(1,273)	(18)	(1,291)
Individually evaluated	(11,910)	(10)	(11,920)	(14,019)	(21)	(14,040)
Total ending balance of the allowance	(13,332)	(24)	(13,356)	(15,292)	(39)	(15,331)
Net investment in loans	$1,735,704	$28,086	$1,763,790	$1,698,037	$31,164	$1,729,201
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

	UPB(1) at		Maximum Coverage(1)(2) at
(in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Primary mortgage insurance	$281,975	$257,063	$72,155	$65,760
STACR debt note and ACIS transactions(3)	333,112	241,450	19,766	14,916
Lender recourse and indemnifications	5,757	6,339	4,992	5,396
Deep MI and pool insurance(4)	1,477	1,706	682	753
HFA indemnification	2,095	2,599	2,095	2,599
Subordination	2,961	3,021	304	336
Other credit enhancements	13	15	7	10
Total	$627,390	$512,193	$100,001	$89,770

(1)
Except for the majority of our single-family credit risk transfer ("CRT") transactions, our credit enhancements generally provide protection for the first, or initial, credit losses associated with the related loans. Excludes: (a) FHA/VA and other governmental loans; (b) credit protection associated with $7.2 billion and $8.3 billion in UPB of single-family loans underlying other securitization products as of September 30, 2016 and December 31, 2015, respectively, as the information was not available; and (c) repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards. The UPB of single-family loans covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA and USDA) was $2.9 billion and $3.2 billion as of September 30, 2016 and December 31, 2015, respectively.

(2)
Except for subordination, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements. For subordination, this represents the UPB of the securities that are subordinate to our guarantee, which could provide protection by absorbing first losses.

(3)
Excludes $120.6 billion and $87.4 billion in UPB at September 30, 2016 and December 31, 2015, respectively, where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the outstanding balance of STACR debt notes held by third parties as well as the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

(4)
Excludes approximately $1.3 billion and $0.6 billion in UPB at September 30, 2016 and December 31, 2015, respectively, where the related loans are also covered by primary mortgage insurance. Deep Mortgage Insurance CRT, or Deep MI, began in 3Q 2016.

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
NON-CASH INVESTING AND FINANCING ACTIVITIES

During YTD 2016 and YTD 2015, we acquired $165.3 billion and $189.0 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. The guarantor swap transactions during YTD 2016 and YTD 2015 included approximately $20.0 billion and $7.6 billion, respectively, of loans received from sellers to satisfy advances that were recorded in other assets on our consolidated balance sheets.
In addition, we acquired REO properties as a result of the derecognition of loans held on our consolidated balance sheets upon foreclosure of the underlying collateral or by deed in lieu of foreclosure. These acquisitions represent non-cash transfers. During YTD 2016 and YTD 2015, we had transfers of $1.1 billion, and $1.6 billion, respectively, from loans to REO.

Freddie Mac Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

NOTE 5: INVESTMENTS IN SECURITIES
The table below summarizes the fair values of our investments in securities by classification.

(in millions)	September 30, 2016	December 31, 2015
Trading securities	$45,375	$39,278
Available-for-sale securities	70,018	74,937
Total	$115,393	$114,215
As of September 30, 2016 and December 31, 2015, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
TRADING SECURITIES

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.

(in millions)	September 30, 2016	December 31, 2015
Mortgage-related securities:
Freddie Mac	$15,521	$15,513
Fannie Mae	6,068	6,438
Ginnie Mae	153	30
Other	54	146
Total mortgage-related securities	21,796	22,127
Non-mortgage-related securities	23,579	17,151
Total fair value of trading securities	$45,375	$39,278
During 3Q 2016 and YTD 2016, we recorded net unrealized gains (losses) on trading securities held at those dates of $(166) million and $38 million, respectively. During 3Q 2015 and YTD 2015, we recorded net unrealized gains (losses) on trading securities held at those dates of $(63) million and $(349) million, respectively.

Freddie Mac Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

AVAILABLE-FOR-SALE SECURITIES

At September 30, 2016 and December 31, 2015, all available-for-sale securities were mortgage-related securities.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value by major security type for our securities classified as available-for-sale.

	September 30, 2016
			Gross Unrealized Losses
(in millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$42,117	$1,280	$—	$(64)	$43,333
Fannie Mae	4,273	157	—	(22)	4,408
Ginnie Mae	124	10	—	(1)	133
CMBS	8,223	542	(3)	(21)	8,741
Subprime	7,726	536	(96)	(25)	8,141
Option ARM	2,133	263	(30)	(3)	2,363
Alt-A and other	1,240	340	(1)	(3)	1,576
Obligations of states and political subdivisions	782	14	—	—	796
Manufactured housing	444	83	—	—	527
Total available-for-sale securities	$67,062	$3,225	$(130)	$(139)	$70,018

	December 31, 2015
			Gross Unrealized Losses
(in millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$32,684	$942	$—	$(99)	$33,527
Fannie Mae	7,033	265	—	(36)	7,262
Ginnie Mae	150	12	—	—	162
CMBS	12,009	450	(2)	(9)	12,448
Subprime	12,499	653	(295)	(55)	12,802
Option ARM	3,423	317	(56)	(6)	3,678
Alt-A and other	2,788	506	(11)	(5)	3,278
Obligations of states and political subdivisions	1,187	19	—	(1)	1,205
Manufactured housing	488	87	—	—	575
Total available-for-sale securities	$72,261	$3,251	$(364)	$(211)	$74,937

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.

Freddie Mac Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Available-For-Sale Securities in a Gross Unrealized Loss Position

The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.

	September 30, 2016
	Less than 12 Months		12 Months or Greater
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$7,859	$(50)	$1,376	$(14)
Fannie Mae	246	(1)	2,122	(21)
Ginnie Mae	8	—	47	(1)
CMBS	355	(21)	32	(3)
Subprime	—	—	2,571	(121)
Option ARM	121	(2)	384	(31)
Alt-A and other	41	—	154	(4)
Obligations of states and political subdivisions	10	—	—	—
Manufactured housing	—	—	13	—
Total available-for-sale securities in a gross unrealized loss position	$8,640	$(74)	$6,699	$(195)

	December 31, 2015
	Less than 12 Months		12 Months or Greater
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$8,171	$(64)	$1,224	$(35)
Fannie Mae	2,402	(24)	1,337	(12)
Ginnie Mae	—	—	55	—
CMBS	396	(9)	160	(2)
Subprime	719	(21)	3,923	(329)
Option ARM	349	(8)	579	(54)
Alt-A and other	108	(1)	265	(15)
Obligations of states and political subdivisions	18	—	8	(1)
Manufactured housing	—	—	14	—
Total available-for-sale securities in a gross unrealized loss position	$12,163	$(127)	$7,565	$(448)
At September 30, 2016, the gross unrealized losses relate to 257 separate securities.
Impairment Recognition on Investments in Securities

For our available-for-sale securities in an unrealized loss position at September 30, 2016, we have asserted that we have no intent to sell and believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.

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

	September 30, 2016
(dollars in millions)	Subprime	Other(1)
UPB	$10,977	$4,353
Weighted average collateral cumulative loss	26%	16%
Weighted average voluntary prepayment rates	5%	8%
Average security credit enhancements(2)	2%	(2)%

(1)	Consists of Option ARM and Alt-A.

(2)
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

Other-Than-Temporary Impairment on Available-for-Sale Securities

The table below summarizes other-than-temporary impairment on available-for-sale securities recognized in earnings.

(in millions)	3Q 2016	3Q 2015	YTD 2016	YTD 2015
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	$7	$38	$69	$204
Portion of other-than-temporary impairment recognized in AOCI	2	16	69	41
Net impairment of available-for-sale securities recognized in earnings(1)	$9	$54	$138	$245
(1) Includes $6 million and $38 million during 3Q 2016 and 3Q 2015, respectively, and $68 million and $203 million during YTD 2016 and YTD 2015, respectively, of impairment recognized in earnings due to change in status from intent to hold to intent to sell.

Freddie Mac Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

The following table is a rollforward of the amount of credit-related other-than-temporary impairment that has been recognized in earnings for available-for-sale securities that we continue to hold.

(in millions)	3Q 2016	3Q 2015	YTD 2016	YTD 2015
Credit-related other-than-temporary impairment on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairment was recognized in earnings	$4,517	$5,679	$5,306	$6,798
Additions:
Amounts related to credit losses on securities for which an other-than-temporary impairment was previously recognized	3	16	70	42
Reductions:
Amounts related to securities which were sold, written off, or matured	(69)	(21)	(131)	(108)
Amounts related to securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(176)	(60)	(833)	(951)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(66)	(79)	(203)	(246)
Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairment was recognized in earnings	$4,209	$5,535	$4,209	$5,535
Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.

(in millions)	3Q 2016	3Q 2015	YTD 2016	YTD 2015
Gross realized gains	$510	$324	$1,003	$1,177
Gross realized losses	(13)	(12)	(48)	(23)
Net realized gains (losses)	$497	$312	$955	$1,154

Freddie Mac Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Maturities of Available-For-Sale Securities

The table below presents the remaining contractual maturities of available-for-sale securities by security type.

	As of September 30, 2016
					After One Year Through Five Years		After Five Years Through Ten Years
	Total Amortized Cost	Total Fair Value	One Year or Less						After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in millions)
Available-for-sale securities:
Freddie Mac	$42,117	$43,333	$6	$6	$51	$51	$2,267	$2,280	$39,793	$40,996
Fannie Mae	4,273	4,408	2	2	6	6	46	53	4,219	4,347
Ginnie Mae	124	133	—	—	—	1	25	29	99	103
CMBS	8,223	8,741	140	141	—	—	—	—	8,083	8,600
Subprime	7,726	8,141	—	—	—	—	—	—	7,726	8,141
Option ARM	2,133	2,363	—	—	—	—	—	—	2,133	2,363
Alt-A and other	1,240	1,576	—	—	9	9	8	8	1,223	1,559
Obligations of states and political subdivisions	782	796	5	5	19	20	64	67	694	704
Manufactured housing	444	527	—	—	—	—	13	18	431	509
Total available-for-sale securities	$67,062	$70,018	$153	$154	$85	$87	$2,423	$2,455	$64,401	$67,322

Freddie Mac Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

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

	Balance, Net		Interest Expense
(in millions)	September 30, 2016	December 31, 2015	3Q 2016	3Q 2015	YTD 2016	YTD 2015
Debt securities of consolidated trusts held by third parties	$1,621,782	$1,556,121	$10,887	$11,364	$33,927	$33,856
Other debt:
Short-term debt	77,483	113,569	83	40	258	114
Long-term debt	300,576	300,579	1,384	1,559	4,338	4,709
Total other debt	378,059	414,148	1,467	1,599	4,596	4,823
Total debt, net	$1,999,841	$1,970,269	$12,354	$12,963	$38,523	$38,679
Our debt cap under the Purchase Agreement is $479.0 billion in 2016 and will decline to $407.2 billion on January 1, 2017. As of September 30, 2016, our aggregate indebtedness for purposes of the debt cap was $381.5 billion. Our aggregate indebtedness is calculated as the par value of other short- and long-term debt.

Freddie Mac Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

DEBT SECURITIES OF CONSOLIDATED TRUSTS HELD BY THIRD PARTIES

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.

	September 30, 2016				December 31, 2015
(dollars in millions)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)
Single-family:
30-year or more, fixed-rate(2)	2016 - 2055	$1,161,953	$1,199,124	3.76%	2016 - 2053	$1,090,584	$1,123,290	3.88%
20-year fixed-rate	2016 - 2036	75,312	77,700	3.52	2016 - 2036	73,018	75,221	3.61
15-year fixed-rate	2016 - 2031	265,537	272,056	2.93	2016 - 2031	270,036	276,531	3.01
Adjustable-rate	2016 - 2047	56,476	57,788	2.67	2016 - 2047	62,496	63,899	2.61
Interest-only	2026 - 2041	10,796	10,850	3.39	2026 - 2041	14,252	14,317	3.16
FHA/VA	2016 - 2046	1,068	1,093	4.93	2016 - 2044	986	1,005	5.37
Total single-family		1,571,142	1,618,611			1,511,372	1,554,263
Multifamily(2)	2017 - 2033	2,976	3,171	4.55	2017 - 2028	1,717	1,858	4.90
Total debt securities of consolidated trusts held by third parties		$1,574,118	$1,621,782			$1,513,089	$1,556,121

(1)	The effective rate for debt securities of consolidated trusts held by third parties was 2.57% and 3.06% as of September 30, 2016 and December 31, 2015, respectively.

(2)	Carrying amount includes securities recorded at fair value.
Other Debt

The table below summarizes the balances and effective interest rates for other debt. Securities sold under agreements to repurchase are effectively collateralized borrowing transactions where we sell securities with an agreement to repurchase such securities. These agreements require the underlying securities to be delivered to the counterparties to the transactions.

Freddie Mac Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

	September 30, 2016			December 31, 2015
(dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Other short-term debt:
Discount notes and Reference Bills®	$69,350	$69,274	0.43%	$104,088	$104,024	0.28%
Medium-term notes	—	—	—	9,545	9,545	0.20
Securities sold under agreements to repurchase	8,209	8,209	0.06	—	—	—
Total other short-term debt	$77,559	$77,483	0.39	$113,633	$113,569	0.28
Other long-term debt:
Original maturities on or before December 31,
2016	$17,563	$17,564	1.58%	$58,765	$58,821	2.13%
2017	93,469	93,513	1.42	91,544	91,636	1.48
2018	72,201	72,327	1.20	48,189	48,187	1.52
2019	46,941	46,881	1.58	31,352	31,259	1.84
2020	14,389	14,367	1.57	26,697	26,664	1.96
Thereafter	59,414	55,924	3.49	47,841	44,012	3.72
Total other long-term debt(3)	303,977	300,576	1.79	304,388	300,579	2.02
Total other debt	$381,536	$378,059		$418,021	$414,148

(1)
Represents par value, net of associated discounts or premiums, issuance cost and hedge-related basis adjustments. Includes $6.3 billion and $7.0 billion at September 30, 2016 and December 31, 2015, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)	Based on carrying amount.

(3)	Carrying amount for other long-term debt includes callable debt of $102.4 billion and $106.9 billion at September 30, 2016 and December 31, 2015, respectively.

Freddie Mac Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7: DERIVATIVES
At September 30, 2016 and December 31, 2015, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. Amounts reclassified from AOCI linked to interest payments on other debt are recorded in other debt interest expense and amounts not linked to interest payments on other debt are recorded in expense related to derivatives. During YTD 2016 and YTD 2015, we reclassified from AOCI into earnings, pre-tax losses of $147 million and $177 million, respectively, related to closed cash flow hedges. See Note 9 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
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
For a discussion of significant accounting policies related to derivatives, see Note 8 in our 2015 Annual Report.

Freddie Mac Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

DERIVATIVE ASSETS AND LIABILITIES AT FAIR VALUE

The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.

	September 30, 2016			December 31, 2015
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(in millions)		Assets	Liabilities		Assets	Liabilities
Total derivative portfolio
Interest-rate swaps:
Receive-fixed	$285,191	$8,805	$(180)	$209,988	$4,591	$(486)
Pay-fixed	242,157	88	(22,211)	218,599	319	(11,736)
Basis (floating to floating)	1,125	1	—	1,125	1	—
Total interest-rate swaps	528,473	8,894	(22,391)	429,712	4,911	(12,222)
Option-based:
Call swaptions
Purchased	63,880	6,026	—	57,925	3,450	—
Written	850	—	(118)	4,375	—	(100)
Put swaptions
Purchased	38,180	614	—	24,050	580	—
Written	3,200	—	(2)	11,025	—	(28)
Other option-based derivatives(1)	15,891	1,017	—	12,088	791	—
Total option-based	122,001	7,657	(120)	109,463	4,821	(128)
Futures	123,163	—	—	56,332	—	—
Commitments	72,259	94	(152)	29,114	34	(28)
Credit derivatives	3,254	2	(31)	3,899	25	(10)
Other	3,019	—	(23)	3,033	—	(23)
Total derivatives not designated as hedging instruments	852,169	16,647	(22,717)	631,553	9,791	(12,411)
Derivative interest receivable (payable)		1,517	(1,853)		814	(1,393)
Netting adjustments(2)		(16,665)	23,392		(10,210)	12,550
Total derivative portfolio, net	$852,169	$1,499	$(1,178)	$631,553	$395	$(1,254)

(1)	Primarily consists of purchased interest-rate caps and floors.

(2)	Represents counterparty netting and cash collateral netting. Cash collateral amounts were a net $6.7 billion and $2.3 billion at September 30, 2016 and December 31, 2015, respectively.
See Note 8 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac Form 10-Q	103

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

GAINS AND LOSSES ON DERIVATIVES

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, reported in our consolidated statements of comprehensive income as derivative gains (losses).

(in millions)	3Q 2016	3Q 2015	YTD 2016	YTD 2015
Interest-rate swaps:
Receive-fixed	$(1,176)	$1,845	$3,707	$1,563
Pay-fixed	1,717	(6,538)	(11,221)	(4,076)
Basis (floating to floating)	—	—	1	(1)
Total interest-rate swaps	541	(4,693)	(7,513)	(2,514)
Option based:
Call swaptions
Purchased	(116)	1,293	3,283	795
Written	1	(49)	(88)	(40)
Put swaptions
Purchased	(98)	(259)	(612)	(194)
Written	2	47	49	70
Other option-based derivatives(1)	(24)	139	209	91
Total option-based	(235)	1,171	2,841	722
Other:
Futures	103	(2)	(365)	(13)
Commitments	8	(114)	(222)	40
Credit derivatives	(35)	2	(66)	(36)
Other	(2)	—	(4)	—
Total other	74	(114)	(657)	(9)
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	586	647	1,825	1,948
Pay-fixed interest-rate swaps	(1,003)	(1,183)	(3,152)	(3,588)
Other	1	—	1	1
Total accrual of periodic cash settlements	(416)	(536)	(1,326)	(1,639)
Total	$(36)	$(4,172)	$(6,655)	$(3,440)

(1)	Primarily consists of purchased interest-rate caps and floors.

Freddie Mac Form 10-Q	104

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
Master Netting and Collateral Agreements

We use master netting and collateral agreements to reduce our credit risk exposure to our derivative counterparties for interest-rate swap and option-based derivatives. At September 30, 2016 and December 31, 2015, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
In the event that all of our counterparties for OTC interest-rate swaps and option-based derivatives were to have defaulted simultaneously on September 30, 2016, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $155 million. A significant majority of our net uncollateralized exposure to OTC derivative counterparties is concentrated among three counterparties, all of which were investment grade as of September 30, 2016.
Exposure to Certain Counterparties

The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $94 million and $34 million at September 30, 2016 and December 31, 2015, respectively. Many of our transactions involving forward purchase and sale commitments of mortgage-related securities, including our dollar roll transactions, utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the institutional credit risk of the organization (including its clearing members).
OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The table below displays information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase that are included in debt, net on our consolidated balance sheets.

Freddie Mac Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

	September 30, 2016
(in millions)	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
Assets:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$12,789	$(11,770)	$1,019	$(864)	$155
Cleared and exchange-traded derivatives	5,279	(4,895)	384	—	384
Other	96	—	96	—	96
Total derivatives	18,164	(16,665)	1,499	(864)	635
Securities purchased under agreements to resell	55,673	—	55,673	(55,673)	—
Total	$73,837	$(16,665)	$57,172	$(56,537)	$635
Liabilities:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$(11,771)	$10,857	$(914)	$854	$(60)
Cleared and exchange-traded derivatives	(12,593)	12,535	(58)	—	(58)
Other	(206)	—	(206)	—	(206)
Total derivatives	(24,570)	23,392	(1,178)	854	(324)
Securities sold under agreements to repurchase	(8,209)	—	(8,209)	8,209	—
Total	$(32,779)	$23,392	$(9,387)	$9,063	$(324)

	December 31, 2015
(in millions)	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets(1)	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
Assets:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$8,763	$(8,433)	$330	$(269)	$61
Cleared and exchange-traded derivatives	1,783	(1,777)	6	—	6
Other	59	—	59	—	59
Total derivatives	10,605	(10,210)	395	(269)	126
Securities purchased under agreements to resell	63,644	—	63,644	(63,644)	—
Total	$74,249	$(10,210)	$64,039	$(63,913)	$126
Liabilities:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$(8,886)	$7,801	$(1,085)	$948	$(137)
Cleared and exchange-traded derivatives	(4,857)	4,749	(108)	—	(108)
Other	(61)	—	(61)	—	(61)
Total derivatives	$(13,804)	$12,550	$(1,254)	$948	$(306)

(1)	For derivatives, includes cash collateral posted or held in excess of exposure.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us with an aggregate fair value of $3.2 billion and $2.8 billion as of September 30, 2016 and December 31, 2015, respectively.

Freddie Mac Form 10-Q	106

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

COLLATERAL PLEDGED

Collateral Pledged to Freddie Mac

We have cash pledged to us as collateral related to OTC derivative transactions. A portion of the cash collateral amount has been re-invested by us in securities purchased under agreements to resell and non-mortgage-related securities. The table below shows the line item presentation of these funds received and those re-invested by us on our condensed consolidated balance sheets.

(in millions)	September 30, 2016	December 31, 2015
Restricted cash and cash equivalents	$148	$175
Securities purchased under agreements to resell	714	905
Investments in securities - Trading securities	1,700	447
Total	$2,562	$1,527
At September 30, 2016 and December 31, 2015, we had $0.9 billion and $0.3 billion, respectively, of collateral in the form of securities pledged to and held by us related to OTC derivative instruments. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master netting agreements related to our derivative instruments.
Also, at September 30, 2016 and December 31, 2015, we had $8.2 billion and $0.7 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for certain of their obligations to us, including their obligations to repurchase loans sold to us in breach of representations and warranties. This collateral may, at our discretion, take the form of cash, cash equivalents, or agency securities.
Collateral Pledged by Freddie Mac

The aggregate fair value of all OTC derivative instruments netted by counterparty that contain credit-risk related contingent features that were in a liability position on September 30, 2016, was $2.5 billion for which we posted cash and non-cash collateral of $2.5 billion in the normal course of business. A reduction in our credit ratings may trigger additional collateral requirements related to our OTC derivative instruments. If a reduction in our credit ratings had triggered additional collateral requirements related to our OTC derivative instruments on September 30, 2016, we would have been required to post an additional $61 million of collateral to our counterparties. A reduction in our credit ratings could also cause the clearinghouses or clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.

Freddie Mac Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below summarizes all securities pledged as collateral by us for derivatives and collateralized borrowing transactions, including securities sold under agreements to repurchase, where the secured party may repledge.

(in millions)	September 30, 2016	December 31, 2015
Securities pledged with the ability for the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$1,392	$1,293
Available-for-sale securities	260	—
Trading securities	11,057	2,487
Total securities pledged	$12,709	$3,780

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Cash Pledged
At September 30, 2016, we pledged $9.8 billion of collateral in the form of cash, of which $1.6 billion related to our OTC derivative agreements as we had $2.5 billion of such derivatives in a net loss position. The remaining $8.2 billion was posted at clearing members or clearinghouses in connection with derivatives and securities transactions at September 30, 2016.
At December 31, 2015, we pledged $4.0 billion of collateral in the form of cash, of which $0.9 billion related to our OTC derivative agreements as we had $1.9 billion of such derivatives in a net loss position. The remaining $3.1 billion was posted at clearing members or clearinghouses in connection with derivatives and securities transactions at December 31, 2015.

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

	YTD 2016
(in millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$1,740	$(621)	$34	$1,153
Other comprehensive income before reclassifications(1)	712	—	1	713
Amounts reclassified from accumulated other comprehensive income	(531)	95	(2)	(438)
Changes in AOCI by component	181	95	(1)	275
Ending balance	$1,921	$(526)	$33	$1,428

	YTD 2015
(in millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$2,546	$(803)	$(13)	$1,730
Other comprehensive income before reclassifications(1)	373	—	27	400
Amounts reclassified from accumulated other comprehensive income	(591)	132	(1)	(460)
Changes in AOCI by component	(218)	132	26	(60)
Ending balance	$2,328	$(671)	$13	$1,670

(1)	For YTD 2016 and YTD 2015, net of tax expense of $0.4 billion and $0.2 billion, respectively, for AOCI related to available-for-sale securities.

Freddie Mac Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.

Details about Accumulated Other Comprehensive Income Components					Affected Line Item in the Consolidated Statements of Comprehensive Income
(in millions)	3Q 2016	3Q 2015	YTD 2016	YTD 2015
AOCI related to available-for-sale securities
	$497	$312	$955	$1,154	Other gains (losses) on investment securities recognized in earnings
	(9)	(54)	(138)	(245)	Net impairment of available-for-sale securities recognized in earnings
	488	258	817	909	Total before tax
	(171)	(89)	(286)	(318)	Tax (expense) or benefit
	317	169	531	591	Net of tax
AOCI related to cash flow hedge relationships
	—	—	(1)	(1)	Interest expense — Other debt
	(47)	(53)	(146)	(176)	Expense related to derivatives
	(47)	(53)	(147)	(177)	Total before tax
	18	18	52	45	Tax (expense) or benefit
	(29)	(35)	(95)	(132)	Net of tax
AOCI related to defined benefit plans
	1	1	3	1	Salaries and employee benefits
	—	—	(1)	—	Tax (expense) or benefit
	1	1	2	1	Net of tax
Total reclassifications in the period	$289	$135	$438	$460	Net of tax

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.5 billion and $0.7 billion at September 30, 2016 and September 30, 2015, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $127 million, net of taxes, of the $0.5 billion of cash flow hedge losses in AOCI at September 30, 2016 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 17 years.

Freddie Mac Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

SENIOR PREFERRED STOCK

At September 30, 2016, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount at September 30, 2016 and the Capital Reserve Amount of $1.2 billion in 2016, our dividend obligation to Treasury in December 2016 will be $2.3 billion. See Note 2 for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion as of both September 30, 2016 and December 31, 2015.
STOCK ISSUANCES AND REPURCHASES

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 3Q 2016 and YTD 2016, except for issuances of treasury stock relating to stock-based compensation granted prior to conservatorship.
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

Freddie Mac Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

antidilutive effect.
For purposes of the earnings-per-share calculation, all stock options outstanding at September 30, 2016 and September 30, 2015 were out of the money and excluded from the computation of dilutive potential common shares during 3Q 2016 and YTD 2016, and 3Q 2015 and YTD 2015, respectively.
DIVIDENDS DECLARED

No common dividends were declared during YTD 2016. During 1Q 2016, 2Q 2016, and 3Q 2016, we paid dividends of $1.7 billion, $0 billion, and $0.9 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during YTD 2016.

Freddie Mac Form 10-Q	112

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

NOTE 10: INCOME TAXES
INCOME TAX EXPENSE

For 3Q 2016 and 3Q 2015, we reported an income tax benefit (expense) of $(1.0) billion and $0.2 billion, respectively, resulting in effective tax rates of 30.0% and 29.0%, respectively. For YTD 2016 and YTD 2015, we reported an income tax expense of $1.3 billion and $2.0 billion, respectively, resulting in effective tax rates of 30.6% and 31.9%, respectively. Our effective tax rate differed from the statutory rate of 35% in these periods primarily due to our recognition of low income housing tax credits.
Deferred Tax Assets, Net

We had net deferred tax assets of $18.7 billion and $18.2 billion as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at September 30, 2016, we determined that it is more likely than not that our net deferred tax assets will be realized. Therefore, a valuation allowance was not necessary.
UNRECOGNIZED TAX BENEFITS

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of September 30, 2016.

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
During the first quarter of 2016, we changed how we calculate certain components of our Segment Earnings for our Single-family Guarantee and Investments segments. The purpose of these changes is to simplify Segment Earnings results relative to GAAP results, as well as to reduce operational complexity. Prior period results have been revised to conform to the current period presentation. Changes include:

•
The discontinuation of adjustments to net interest income and guarantee fee income which reflected the amortization of cash premiums and discounts on the consolidated Freddie Mac mortgage-related securities we purchased as investments, as well as the amortization of certain guarantee buy-up and buy-down fees and credit delivery fees on mortgage loans we purchased. The discontinuation of the adjustments resulted in an increase to net interest income for the Investments segment of $205 million and $602 million and a decrease to guarantee fee income for the Single-family Guarantee

Freddie Mac Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

segment of $62 million and $202 million for 3Q 2015 and YTD 2015, respectively, to align with the current presentation.

•
Adjustments to record amortization of premiums and discounts on loans that were securitized in other non-interest income. Previously when we securitized loans into PCs, the premiums and discounts on the loans were amortized in net interest income. We reclassified $325 million and $1.0 billion of expense from net interest income into other non-interest income (loss) for the Investments segment for 3Q 2015 and YTD 2015, respectively, to align with the current presentation.

•
Adjustments to reflect the impacts from the reclassification of mortgage loans from held-for-investment to held-for-sale as other non-interest income. We reclassified $485 million and $2.0 billion of benefit from (provision) benefit for credit losses and $177 million and $937 million of expense from other non-interest expense into other non-interest income (loss) for the Single-family Guarantee segment for 3Q 2015 and YTD 2015, respectively, to align with the current presentation.

In addition, during the third quarter of 2016, we changed how we calculate certain components of our Segment Earnings for our Single-family Guarantee and Multifamily segments. The purpose of these changes is to better reflect how management evaluates the Single-family Guarantee and Multifamily segments. Prior period results have been revised to conform to the current period presentation. Changes include:

•
Adjustments to record amortization of non-cash premiums and discounts on single-family loans in trusts and on consolidated PCs and amortization of discounts on loans purchased with deteriorated credit quality that are on accrual status into other non-interest income (loss). Previously this activity was included in net interest income. We reclassified $171 million and $254 million of income from net interest income into other non-interest income (loss) for the Single-family Guarantee segment for 3Q 2015 and YTD 2015, respectively, to align with the current presentation.

•
Adjustments to record STACR debt note expense and net float income or expense into other non-interest expense. Previously this activity was included in net interest income. We reclassified $(118) million and $(309) million of expense from net interest income into other non-interest expense for the Single-family Guarantee segment for 3Q 2015 and YTD 2015, respectively, to align with the current presentation.

•
Multifamily segment net interest income previously reflected the internally allocated costs associated with the refinancing of debt related to held-for-investment loans which we securitized. These costs are now reflected in other non-interest income (loss). We reclassified $122 million of expense from net interest income into other non-interest income (loss) for the Multifamily segment for both 3Q 2015 and YTD 2015 to align with the current presentation.

Freddie Mac Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The table below presents Segment Earnings by segment.

(in millions)	3Q 2016	3Q 2015	YTD 2016	YTD 2015
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$497	$591	$1,890	$1,140
Multifamily	744	(103)	1,156	654
Investments	1,088	(963)	(78)	2,424
All Other	—	—	—	—
Total Segment Earnings, net of taxes	2,329	(475)	2,968	4,218
Net income	$2,329	$(475)	$2,968	$4,218
Comprehensive income (loss) of segments:
Single-family Guarantee	$496	$591	$1,889	$1,139
Multifamily	790	(84)	1,212	546
Investments	1,024	(1,008)	142	2,446
All Other	—	—	—	27
Comprehensive income of segments	2,310	(501)	3,243	4,158
Comprehensive income	$2,310	$(501)	$3,243	$4,158

Freddie Mac Form 10-Q	116

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The tables below present detailed reconciliations between our GAAP financial statements and Segment Earnings for our reportable segments and All Other.

	3Q 2016
					Total Segment Earnings (Loss)		Total per Consolidated Statements of Comprehensive Income
(in millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
Net interest income	$—	$255	$532	$—	$787	$2,859	$3,646
Guarantee fee income(1)	1,641	134	—	—	1,775	(1,642)	133
Benefit for credit losses	(297)	8	—	—	(289)	176	(113)
Net impairment of available-for-sale securities recognized in earnings	—	—	94	—	94	(103)	(9)
Derivative gains (losses)	(35)	205	613	—	783	(819)	(36)
Gains (losses) on trading securities	—	15	(203)	—	(188)	—	(188)
Gains (losses) on loans	—	126	—	—	126	13	139
Other non-interest income (loss)	41	410	664	—	1,115	(377)	738
Administrative expenses	(330)	(89)	(79)	—	(498)	—	(498)
REO operations expense	(59)	—	—	—	(59)	3	(56)
Other non-interest expense	(311)	(10)	—	—	(321)	(110)	(431)
Income tax expense	(153)	(310)	(533)	—	(996)	—	(996)
Net income	497	744	1,088	—	2,329	—	2,329
Changes in unrealized gains (losses) related to available-for-sale securities	—	46	(93)	—	(47)	—	(47)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	29	—	29	—	29
Changes in defined benefit plans	(1)	—	—	—	(1)	—	(1)
Total other comprehensive income (loss), net of taxes	(1)	46	(64)	—	(19)	—	(19)
Comprehensive income	$496	$790	$1,024	$—	$2,310	$—	$2,310

	YTD 2016
					Total Segment Earnings (Loss)		Total per Consolidated Statements of Comprehensive Income
(in millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
Net interest income	$—	$791	$1,886	$—	$2,677	$7,817	$10,494
Guarantee fee income(1)	4,427	366	—	—	4,793	(4,426)	367
Benefit for credit losses	113	19	—	—	132	997	1,129
Net impairment of available-for-sale securities recognized in earnings	—	—	224	—	224	(362)	(138)
Derivative gains (losses)	(64)	(878)	(3,385)	—	(4,327)	(2,328)	(6,655)
Gains (losses) on trading securities	—	119	(12)	—	107	—	107
Gains (losses) on loans	—	747	—	—	747	(611)	136
Other non-interest income (loss)	195	800	1,404	—	2,399	(686)	1,713
Administrative expense	(939)	(255)	(227)	—	(1,421)	—	(1,421)
REO operations expense	(177)	—	—	—	(177)	8	(169)
Other non-interest expense	(832)	(43)	(3)	—	(878)	(409)	(1,287)
Income tax (expense) benefit	(833)	(510)	35	—	(1,308)	—	(1,308)
Net income (loss)	1,890	1,156	(78)	—	2,968	—	2,968
Changes in unrealized gains (losses) related to available-for-sale securities	—	56	125	—	181	—	181
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	95	—	95	—	95
Changes in defined benefit plans	(1)	—	—	—	(1)	—	(1)
Total other comprehensive income (loss), net of taxes	(1)	56	220	—	275	—	275
Comprehensive income (loss)	$1,889	$1,212	$142	$—	$3,243	$—	$3,243

Freddie Mac Form 10-Q	117

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	3Q 2015
					Total Segment Earnings (Loss)		Total per Consolidated Statements of Comprehensive Income
(in millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
Net interest income	$—	$270	$923	$—	$1,193	$2,550	$3,743
Guarantee fee income(1)	1,283	87	—	—	1,370	(1,280)	90
Benefit (provision) for credit losses	(125)	—	—	—	(125)	653	528
Net impairment of available-for-sale securities recognized in earnings	—	3	109	—	112	(166)	(54)
Derivative gains (losses)	2	(502)	(2,950)	—	(3,450)	(722)	(4,172)
Gains (losses) on trading securities	—	47	(103)	—	(56)	—	(56)
Gains (losses) on loans	—	122	—	—	122	(319)	(197)
Other non-interest income (loss)	336	(80)	703	—	959	(411)	548
Administrative expenses	(309)	(80)	(76)	—	(465)	—	(465)
REO operations expense	(118)	—	—	—	(118)	2	(116)
Other non-interest expense	(198)	(13)	—	—	(211)	(307)	(518)
Income tax expense	(280)	43	431	—	194	—	194
Net income	591	(103)	(963)	—	(475)	—	(475)
Changes in unrealized gains (losses) related to available-for-sale securities	—	19	(80)	—	(61)	—	(61)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	35	—	35	—	35
Changes in defined benefit plans	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of taxes	—	19	(45)	—	(26)	—	(26)
Comprehensive income	$591	$(84)	$(1,008)	$—	$(501)	$—	$(501)

	YTD 2015
					Total Segment Earnings (Loss)		Total per Consolidated Statements of Comprehensive Income
(in millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
Net interest income	$—	$793	$3,125	$—	$3,918	$7,441	$11,359
Guarantee fee income(1)	3,864	239	—	—	4,103	(3,834)	269
Benefit (provision) for credit losses	(642)	20	—	—	(622)	2,506	1,884
Net impairment of available-for-sale securities recognized in earnings	—	(22)	322	—	300	(545)	(245)
Derivative gains (losses)	(36)	7	(1,221)	—	(1,250)	(2,190)	(3,440)
Gains (losses) on trading securities	—	—	(329)	—	(329)	—	(329)
Gains (losses) on loans	—	216	—	—	216	(1,537)	(1,321)
Other non-interest income (loss)	243	(16)	1,905	—	2,132	(513)	1,619
Administrative expense	(938)	(240)	(239)	—	(1,417)	—	(1,417)
REO operations expense	(248)	—	—	—	(248)	5	(243)
Other non-interest expense	(568)	(36)	(2)	—	(606)	(1,333)	(1,939)
Income tax expense	(535)	(307)	(1,137)	—	(1,979)	—	(1,979)
Net income	1,140	654	2,424	—	4,218	—	4,218
Changes in unrealized gains (losses) related to available-for-sale securities	—	(108)	(110)	—	(218)	—	(218)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	132	—	132	—	132
Changes in defined benefit plans	(1)	—	—	27	26	—	26
Total other comprehensive income (loss), net of taxes	(1)	(108)	22	27	(60)	—	(60)
Comprehensive income	$1,139	$546	$2,446	$27	$4,158	$—	$4,158

(1)	Guarantee fee income is included in other income (loss) on our GAAP consolidated statements of comprehensive income.

Freddie Mac Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12: CONCENTRATION OF CREDIT AND OTHER RISKS
SINGLE-FAMILY CREDIT GUARANTEE PORTFOLIO

The table below summarizes the concentration by book and geographic area of the approximately $1.7 trillion UPB of our single-family credit guarantee portfolio at both September 30, 2016 and December 31, 2015. See Note 4 and Note 5 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.

	September 30, 2016		December 31, 2015		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	YTD 2016	YTD 2015
Book of Business
Core single-family book	71%	0.19%	66%	0.21%	6%	3%
HARP and other relief refinance book	16	0.67%	18	0.72%	17	7
Legacy single-family book	13	3.53%	16	4.12%	77	90
Total	100%	1.02%	100%	1.32%	100%	100%
Region(1)
West	29%	0.60%	29%	0.79%	10%	13%
Northeast	25	1.51%	26	2.04%	40	43
North Central	17	0.94%	17	1.13%	25	16
Southeast	16	1.20%	16	1.57%	19	25
Southwest	13	0.74%	12	0.88%	6	3
Total	100%	1.02%	100%	1.32%	100%	100%
State(2)
New Jersey	3%	2.46%	4%	3.90%	11%	15%
Illinois	5	1.36%	5	1.62%	10	8
New York	5	2.13%	5	2.94%	9	12
Florida	6	1.49%	5	2.16%	9	19
Maryland	3	1.34%	3	1.64%	6	4
All other	78	0.83%	78	1.03%	55	42
Total	100%	1.02%	100%	1.32%	100%	100%

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

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Interest-only	1%	1%	4.42%	6.02%
Alt-A	2%	2%	5.28%	6.32%
Original LTV ratio greater than 90%(2)	16%	16%	1.59%	2.01%
Lower credit scores at origination (less than 620)	2%	2%	5.55%	6.67%

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchase as part of our participation in the MHA Program.
SELLERS AND SERVICERS

We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The table below summarizes the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume during YTD 2016.

Freddie Mac Form 10-Q	120

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

	YTD 2016	YTD 2015
Single-family Sellers
Wells Fargo Bank, N.A.	14%	12%
Other top 10 sellers	33	39
Top 10 single-family sellers	47%	51%
Multifamily Sellers
Berkadia Commercial Mortgage LLC	19%	8%
CBRE Capital Markets, Inc.	17	17
Walker & Dunlop, LLC	12	14
Other top 10 sellers	30	43
Top 10 multifamily sellers	78%	82%
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
Significant portions of our single-family and multifamily loans are serviced by several large servicers. The table below summarizes the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family credit guarantee portfolio and our multifamily mortgage portfolio, excluding loans underlying K Certificates as of September 30, 2016.

	September 30, 2016	December 31, 2015
Single-family Servicers
Wells Fargo Bank, N.A.	19%	20%
Other top 10 servicers	42	45
Top 10 single-family servicers	61%	65%
Multifamily Servicers
Wells Fargo Bank, N.A.	13%	14%
CBRE Capital Markets, Inc.	12	12
Berkadia Commercial Mortgage LLC	12	14
Other top 10 servicers	38	36
Top 10 multifamily servicers	75%	76%
In recent years, there has been a shift in our servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our loans. As of both September 30, 2016 and December 31, 2015, approximately 10% of our single-family credit guarantee portfolio was serviced by our top three non-depository servicers, on a combined basis. Several of these non-depository servicers also service a large share of the loans underlying our investments in non-agency mortgage-related securities. We routinely monitor the performance of our largest non-depository servicers.
Ocwen Financial Corp. (Ocwen) and its subsidiaries and/or affiliates continue to be the subject of adverse regulatory scrutiny. Although we have taken steps to reduce our exposure to them, Ocwen remains one of

Freddie Mac Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

our significant non-depository servicers. We continue to closely monitor the performance of Ocwen’s $21.7 billion servicing portfolio as of September 30, 2016.
MORTGAGE INSURERS

We have institutional credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our loan loss reserves. See Note 4 for additional information. As of September 30, 2016, mortgage insurers provided coverage with maximum loss limits of $72.8 billion, for $283.9 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall mortgage insurance coverage. On August 15, 2016, American International Group, Inc. announced that it had entered into an agreement to sell 100% of its interest in United Guaranty Corporation to Arch Capital Group Ltd. Completion of this sale will affect the concentrations shown in the table below. As of September 30, 2016, Arch Capital Group, Ltd. provided 3% of our overall mortgage insurance coverage and was rated BBB+. On October 23, 2016, Genworth Financial, Inc. announced that it had entered into an agreement to be acquired by China Oceanwide Holdings Group Co., Ltd. Genworth Mortgage Insurance Corporation is a subsidiary of Genworth Financial, Inc.

		Mortgage Insurance Coverage
	Credit Rating(1)	September 30, 2016	December 31, 2015
Radian Guaranty Inc.	BBB-	21%	22%
United Guaranty Residential Insurance Company	BBB+	21	23
Mortgage Guaranty Insurance Corporation	BBB-	20	21
Genworth Mortgage Insurance Corporation	BB+	15	14
Essent Guaranty, Inc.	BBB	10	9%
Total		87%	89%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty. Latest rating available as of September 30, 2016. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

We received proceeds of $0.4 billion and $0.5 billion during YTD 2016 and YTD 2015, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.2 billion and $0.3 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of September 30, 2016 and December 31, 2015, respectively. The balance of these receivables, net of associated reserves, was approximately $0.1 billion and $0.2 billion at September 30, 2016 and December 31, 2015, respectively.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of both September 30, 2016 and December 31, 2015, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.

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
Our cash and other investments (including non-mortgage-related investments and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, and money market funds. As of September 30, 2016 and December 31, 2015, including amounts related to our consolidated VIEs, there were $78.7 billion and $83.8 billion, respectively, of cash and securities purchased under agreements to resell invested with institutional counterparties, U.S. Treasury securities classified as cash equivalents, or cash deposited with the Federal Reserve Bank of New York. As of September 30, 2016, all of our securities purchased under agreements to resell were fully collateralized.
NON-AGENCY MORTGAGE-RELATED SECURITY ISSUERS

We are engaged in various loss mitigation efforts concerning certain investments in non-agency mortgage-related securities, including the efforts described below.
In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against a number of corporate families of financial institutions and related defendants alleging securities laws violations and, in some cases, fraud. In March 2015, FHFA’s case against Nomura Holding America, Inc. (or Nomura) went to trial in the U.S. District Court for the Southern District of New York. In May 2015, the judge ruled against Nomura and co-defendant RBS Securities Inc. and ordered the defendants to pay an aggregate of $806 million, of which $779 million will be paid to Freddie Mac. The order also provides for Freddie Mac to transfer the mortgage-related securities at issue in this trial to the defendants. The defendants have agreed to pay for certain costs, legal fees and expenses if FHFA ultimately prevails in the litigation. This expense reimbursement payment is subject to various conditions, and is capped at $33 million (half of any such payment would be made to Freddie Mac). The defendants have filed a notice of appeal and the Court has stayed enforcement of the judgment during the pendency of the appeal.
We worked with an investor consortium to enforce certain claims relating to certain Countrywide non-agency mortgage-related securities. In June 2011, Bank of America Corporation, BAC Home Loans Servicing, LP, Countrywide Financial Corporation and Countrywide Home Loans, Inc. entered into a settlement agreement with The Bank of New York Mellon, as trustee, to resolve certain claims with respect to a number of Countrywide mortgage securitization trusts. In May 2016, after various judicial proceedings, a judge ordered distribution of allocable shares under the settlement agreement to most of the trusts covered by the settlement, including to all of the securities we hold. This benefit, which was received in June 2016, was approximately $315 million. We subsequently sold certain of the securities covered by this settlement during 3Q 2016.

Freddie Mac Form 10-Q	123

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

We also worked with an investor consortium to enforce certain claims relating to certain Citigroup non-agency mortgage-related securities. In April 2014, Citigroup Inc. entered into a settlement agreement with the trustees of the securities covered by the settlement. In December 2015, a New York state court entered a judgment approving the settlement. The order became final in January 2016. The conditions of the settlement have been satisfied. As a result, we expect to receive a benefit for those securitizations that we hold at the time settlement proceeds are distributed to the trust. This benefit, which is expected to be approximately $26 million, will be recognized in earnings over the expected remaining life of the securities, unless the securities are sold, at which time the benefit would be considered in the sales price of the securities.
We have also been working with an investor consortium that seeks to enforce certain claims with J.P. Morgan Chase & Co. relating to a number of non-agency mortgage-related securities. In November 2013, J.P. Morgan Chase & Co. announced a settlement of these claims. In August 2016, a New York state court entered a judgment approving the settlement. The settlement is subject to certain additional conditions, which have not yet been satisfied. We expect to receive a benefit for those securitizations that we hold at the time settlement proceeds are distributed to the trusts. This benefit, which is expected to be approximately $78 million, will be recognized in earnings over the expected remaining life of the securities, unless the securities are sold, at which time the benefit would be considered in the sales price of the securities.
The majority of the single-family loans underlying our investments in non-agency mortgage-related securities are serviced by non-depository servicers. As of September 30, 2016 and December 31, 2015, approximately $8.8 billion and $13.0 billion, respectively, in UPB of loans underlying our investments in single-family non-agency mortgage-related securities were serviced by subsidiaries and/or affiliates of Ocwen.

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends in September 2017, the beneficial pricing afforded to HARP loans will no longer be reflected in the pricing structure of our guarantee fees. If these benefits were not reflected in the pricing for these loans, the fair value of our loans would have decreased by $9.0 billion and $12.9 billion as of September 30, 2016 and December 31, 2015, respectively. The total fair value of the loans in our portfolio that reflect the pricing afforded to HARP loans as of September 30, 2016 and December 31, 2015 is $63.2 billion and $82.8 billion, respectively.
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

	September 30, 2016
(in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$36,193	$7,140	$—	$43,333
Fannie Mae	—	4,339	69	—	4,408
Ginnie Mae	—	133	—	—	133
CMBS	—	5,012	3,729	—	8,741
Subprime	—	—	8,141	—	8,141
Option ARM	—	—	2,363	—	2,363
Alt-A and other	—	—	1,576	—	1,576
Obligations of states and political subdivisions	—	—	796	—	796
Manufactured housing	—	—	527	—	527
Total available-for-sale securities, at fair value	—	45,677	24,341	—	70,018
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	14,587	934	—	15,521
Fannie Mae	—	6,055	13	—	6,068
Ginnie Mae	—	153	—	—	153
Other	—	53	1	—	54
Total mortgage-related securities	—	20,848	948	—	21,796
Non-mortgage-related securities	22,508	1,071	—	—	23,579
Total trading securities, at fair value	22,508	21,919	948	—	45,375
Total investments in securities	22,508	67,596	25,289	—	115,393
Mortgage loans:
Held-for-sale, at fair value	—	15,018	—	—	15,018
Derivative assets, net:
Interest-rate swaps	—	8,894	—	—	8,894
Option-based derivatives	—	7,657	—	—	7,657
Other	—	91	5	—	96
Subtotal, before netting adjustments	—	16,642	5	—	16,647
Netting adjustments(1)	—	—	—	(15,148)	(15,148)
Total derivative assets, net	—	16,642	5	(15,148)	1,499
Other assets:
Guarantee asset, at fair value	—	—	2,165	—	2,165
Non-derivative held-for-sale purchase commitments, at fair value	—	258	—	—	258
Total other assets	—	258	2,165	—	2,423
Total assets carried at fair value on a recurring basis	$22,508	$99,514	$27,459	$(15,148)	$134,333
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$164	$—	$—	$164
Other debt, at fair value	—	6,232	52	—	6,284
Derivative liabilities, net:
Interest-rate swaps	—	22,391	—	—	22,391
Option-based derivatives	—	120	—	—	120
Other	—	144	62	—	206
Subtotal, before netting adjustments	—	22,655	62	—	22,717
Netting adjustments(1)	—	—	—	(21,539)	(21,539)
Total derivative liabilities, net	—	22,655	62	(21,539)	1,178
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	7	—	—	7
Total other liabilities	—	7	—	—	7
Total liabilities carried at fair value on a recurring basis	$—	$29,058	$114	$(21,539)	$7,633

Freddie Mac Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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

(1)
Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable. The net cash collateral posted was $6.7 billion and $2.3 billion, respectively, at September 30, 2016 and December 31, 2015. The net interest receivable (payable) of derivative assets and derivative liabilities was $(0.3) billion and $(0.6) billion at September 30, 2016 and December 31, 2015, respectively, which was mainly related to interest rate swaps.

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
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis.

	September 30, 2016				December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$439	$3,684	$4,123	$—	$1,130	$5,851	$6,981
REO, net(2)	—	—	502	502	—	—	1,046	1,046
Total assets measured at fair value on a non-recurring basis	$—	$439	$4,186	$4,625	$—	$1,130	$6,897	$8,027

(1)
Includes loans that are classified as held-for-investment and have been measured for impairment based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost.

(2)
Represents the fair value of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was adjusted to fair value of $0.5 billion, less estimated costs to sell of $33 million (or approximately $0.5 billion) at September 30, 2016. The carrying amount of REO, net was adjusted to fair value of $1.0 billion, less estimated costs to sell of $68 million (or approximately $0.9 billion) at December 31, 2015.

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

Freddie Mac Form 10-Q	129

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	3Q 2016
		Realized and unrealized gains (losses)
	Balance, July 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2016	Unrealized gains (losses) still held
	in millions
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$11,462	$—	$(38)	$(38)	$462	$—	$(366)	$(246)	$—	$(4,134)	$7,140	$(1)
Fannie Mae	73	—	—	—	—	—	—	(4)	—	—	69	—
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—	—
CMBS	3,611	1	125	126	—	—	—	(8)	—	—	3,729	1
Subprime	9,975	194	285	479	—	—	(1,895)	(418)	—	—	8,141	33
Option ARM	2,586	77	23	100	—	—	(223)	(100)	—	—	2,363	29
Alt-A and other	2,394	164	(92)	72	—	—	(751)	(139)	—	—	1,576	24
Obligations of states and political subdivisions	890	—	(2)	(2)	—	—	—	(92)	—	—	796	—
Manufactured housing	542	2	(2)	—	—	—	—	(15)	—	—	527	1
Total available-for-sale mortgage-related securities	31,533	438	299	737	462	—	(3,235)	(1,022)	—	(4,134)	24,341	87
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	315	11	—	11	753	—	(5)	(5)	99	(234)	934	3
Fannie Mae	615	4	—	4	—	—	(112)	(20)	—	(474)	13	—
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—	—
Other	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	931	15	—	15	753	—	(117)	(25)	99	(708)	948	3
Other assets:
Guarantee asset	2,057	—	—	—	—	204	—	(96)	—	—	2,165	—

		Realized and unrealized (gains) losses
	Balance, July 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2016	Unrealized (gains) losses still held
	(in millions)
Liabilities
Other debt, at fair value	$52	$—	$—	$—	$—	$—	$—	$—	$—	$—	$52	$—
Net derivatives(2)	27	39	—	39	—	—	—	(9)	—	—	57	33
Other liabilities:
All other, at fair value	15	10	—	10	(25)	—	—	—	—	—	—	10

Freddie Mac Form 10-Q	130

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	YTD 2016
		Realized and unrealized gains (losses)
	Balance, January 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2016	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,608	$20	$28	$48	$5,618	$—	$(491)	$(328)	$—	$(315)	$7,140	$(1)
Fannie Mae	90	—	(1)	(1)	—	—	—	(14)	—	(6)	69	—
Ginnie Mae	1	—	—	—	—	—	—	(1)	—	—	—	—
CMBS	3,530	2	224	226	—	—	—	(27)	—	—	3,729	2
Subprime	12,802	361	111	472	—	—	(3,505)	(1,628)	—	—	8,141	65
Option ARM	3,678	184	(26)	158	—	—	(1,084)	(389)	—	—	2,363	68
Alt-A and other	3,278	262	(154)	108	—	—	(1,298)	(512)	—	—	1,576	66
Obligations of states and political subdivisions	1,205	1	(4)	(3)	—	—	—	(406)	—	—	796	—
Manufactured housing	575	3	(4)	(1)	—	—	—	(47)	—	—	527	2
Total available-for-sale mortgage-related securities	27,767	833	174	1,007	5,618	—	(6,378)	(3,352)	—	(321)	24,341	202
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	331	(4)	—	(4)	800	—	(142)	(3)	74	(122)	934	(4)
Fannie Mae	41	(1)	—	(1)	—	—	(20)	(7)	—	—	13	(2)
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—	—
Other	2	—	—	—	—	—	—	(1)	—	—	1	—
Total trading mortgage-related securities	374	(5)	—	(5)	800	—	(162)	(11)	74	(122)	948	(6)
Other assets:
Guarantee asset	1,753	68	—	68	—	602	—	(258)	—	—	2,165	68

		Realized and unrealized (gains) losses
	Balance, January 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2016	Unrealized (gains) losses still held
	(in millions)
Liabilities
Other debt, at fair value	$—	$—	$—	$—	$—	$52	$—	$—	$—	$—	$52	$—
Net derivatives(2)	8	67	—	67	—	1	—	(19)	—	—	57	48
Other liabilities:
All other, at fair value	10	7	—	7	(17)	—	—	—	—	—	—	7

Freddie Mac Form 10-Q	131

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	3Q 2015
		Realized and unrealized gains (losses)
	Balance, July 1, 2015	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2015	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$3,143	$3	$37	$40	$186	$34	$(155)	$(88)	$—	$(156)	$3,004	$(1)
Fannie Mae	104	—	—	—	—	—	—	(7)	—	(40)	57	—
Ginnie Mae	2	—	—	—	—	—	—	—	—	—	2	—
CMBS	3,534	4	108	112	—	—	—	(8)	—	—	3,638	4
Subprime	15,802	177	(176)	1	—	—	(1,392)	(602)	—	—	13,809	37
Option ARM	4,833	66	4	70	—	—	(832)	(189)	—	—	3,882	30
Alt-A and other	4,222	84	(82)	2	—	—	(346)	(232)	—	(14)	3,632	35
Obligations of states and political subdivisions	1,627	—	1	1	—	—	—	(148)	—	—	1,480	—
Manufactured housing	614	—	(3)	(3)	—	—	—	(17)	—	—	594	—
Total available-for-sale mortgage-related securities	33,881	334	(111)	223	186	34	(2,725)	(1,291)	—	(210)	30,098	105
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	345	(29)	—	(29)	212	—	—	(2)	28	(111)	443	(29)
Fannie Mae	171	(6)	—	(6)	—	—	(1)	—	—	(122)	42	(6)
Ginnie Mae	—	—	—	—	—	—	—	—	—	—	—	—
Other	3	—	—	—	—	—	—	(1)	—	—	2	—
Total trading mortgage-related securities	519	(35)	—	(35)	212	—	(1)	(3)	28	(233)	487	(35)
Other assets:
Guarantee asset	1,652	(6)	—	(6)	—	131	—	(173)	—	—	1,604	(6)
All other, at fair value	7	(7)	—	(7)	—	—	—	—	—	—	—	—
Total other assets	1,659	(13)	—	(13)	—	131	—	(173)	—	—	1,604	(6)

		Realized and unrealized (gains) losses
	Balance, July 1, 2015	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2015	Unrealized (gains) losses still held
	(in millions)
Liabilities
Net derivatives(2)	$22	$(12)	$—	$(12)	$—	$—	$—	$13	$—	$—	$23	$1
Other Liabilities:
All other, at fair value	—	7	—	7	—	—	—	—	—	—	7	14

Freddie Mac Form 10-Q	132

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	YTD 2015
		Realized and unrealized gains (losses)
	Balance, January 1, 2015	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2015	Unrealized gains (losses) still held
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$4,231	$29	$19	$48	$800	$34	$(527)	$214	$—	$(1,796)	$3,004	$(1)
Fannie Mae	85	—	(1)	(1)	—	—	—	(18)	1	(10)	57	—
Ginnie Mae	4	—	—	—	—	—	—	(2)	—	—	2	—
CMBS	3,474	(21)	209	188	—	—	(2)	(22)	—	—	3,638	(21)
Subprime	20,589	704	(71)	633	—	—	(5,532)	(1,881)	—	—	13,809	109
Option ARM	5,649	186	63	249	—	—	(1,522)	(494)	—	—	3,882	105
Alt-A and other	5,027	221	(55)	166	—	—	(919)	(642)	—	—	3,632	—
Obligations of states and political subdivisions	2,198	—	(11)	(11)	—	—	—	(707)	—	—	1,480	(1)
Manufactured housing	638	(1)	8	7	—	—	(1)	(50)	—	—	594	80
Total available-for-sale mortgage-related securities	41,895	1,118	161	1,279	800	34	(8,503)	(3,602)	1	(1,806)	30,098	271
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	927	(40)	—	(40)	212	—	(10)	(6)	26	(666)	443	(40)
Fannie Mae	232	4	—	4	—	—	(95)	—	—	(99)	42	(8)
Ginnie Mae	1	—	—	—	—	—	(1)	—	—	—	—	—
Other	4	3	—	3	—	—	(3)	(2)	—	—	2	—
Total trading mortgage-related securities	1,164	(33)	—	(33)	212	—	(109)	(8)	26	(765)	487	(48)
Other assets:
Guarantee asset	1,626	(30)	—	(30)	—	457	—	(449)	—	—	1,604	(30)
All other, at fair value	5	(5)	—	(5)	—	—	—	—	—	—	—	—
Total other assets	1,631	(35)	—	(35)	—	457	—	(449)	—	—	1,604	(30)

		Realized and unrealized (gains) losses
	Balance, January 1, 2015	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2015	Unrealized (gains) losses still held
	(in millions)
Liabilities
Net derivatives(2)	$10	$5	$—	$5	$—	$—	$—	$8	$—	$—	$23	$13
Other Liabilities:
All other, at fair value	—	7	—	7	—	—	—	—	—	—	7	12

(1)
Transfers out of Level 3 during 3Q 2016 and YTD 2016 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 3Q 2016 and YTD 2016 consisted primarily of certain mortgage-related securities due to a lack of market activity and relevant price quotes from dealers and third-party pricing services.

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

September 30, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$6,827	Discounted cash flows	OAS	(170) - 490 bps	115 bps
	313	Other
Total Freddie Mac	7,140
Fannie Mae	34	Median of external sources
	25	Single external source
	10	Other
Total Fannie Mae	69
CMBS	3,729	Risk Metrics	Effective duration	2.40 - 10.27 years	8.82 years
Total CMBS	3,729
Subprime, option ARM, and Alt-A:
Subprime	6,737	Median of external sources	External pricing sources	$74.8 - $78.6	$76.7
	1,404	Other
Total subprime	8,141
Option ARM	2,218	Median of external sources	External pricing sources	$66.9 - $72.9	$70.2
	145	Other
Total option ARM	2,363
Alt-A and other	917	Median of external sources	External pricing sources	$89.6 - $93.2	$91.3
	420	Single external source	External pricing source	$84.9 - $84.9	$84.9
	239	Other
Total Alt-A and other	1,576
Obligations of states and political subdivisions	743	Median of external sources	External pricing sources	$101.5 - $102.1	$101.8
	53	Other
Total obligations of states and political subdivisions	796
Manufactured housing	465	Median of external sources	External pricing sources	$88.2 - $92.9	$91.4
	62	Other
Total manufactured housing	527
Total available-for-sale mortgage-related securities	24,341
Trading, at fair value
Mortgage-related securities
Freddie Mac	875	Discounted cash flows	OAS	(3,346) - 1,886 bps	4 bps
	59	Other
Total Freddie Mac	934
Fannie Mae	13	Discounted cash flows
Total Fannie Mae	13
Other	1	Discounted cash flows
Total other	1
Total trading mortgage-related securities	948
Total investments in securities	$25,289
Other assets:
Guarantee asset, at fair value	$2,011	Discounted cash flows	OAS	17 - 198 bps	56 bps
	154	Other
Total guarantee asset, at fair value	2,165
Liabilities
Other debt, at fair value	52	Other
Total other debt, at fair value	52
Net derivatives	57	Other
Total net derivatives	57

Freddie Mac Form 10-Q	134

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

December 31, 2015
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)			Type	Range	Weighted Average
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

Freddie Mac Form 10-Q	135

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

September 30, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$3,684
		Internal model	Historical sales proceeds	$3,000 - $775,346	$182,555
		Internal model	Housing sales index	40 - 385 bps	95 bps
		Income capitalization(1)	Capitalization rates	6% - 10%	7%
		Median of external sources	External pricing sources	$35.9 - $95.0	$75.0
REO, net	$502
		Internal model	Historical sales proceeds	$3,000 - $667,706	$154,107
		Internal model	Housing sales index	40 - 385 bps	92 bps
		Other

December 31, 2015
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(dollars in millions)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$5,851
		Internal model	Historical sales proceeds	$3,000 - $788,699	$191,957
		Internal model	Housing sales index	44 - 428 bps	90 bps
		Third-party appraisal	Property value	$1 million - $30 million	$28 million
		Income capitalization(1)	Capitalization rates	6%- 9%	7%
		Median of external sources	External pricing sources	$39.0 - $94.6	$70.0
REO, net	$1,046
		Internal model	Historical sales proceeds	$3,000 - $581,751	$155,885
		Internal model	Housing sales index	44 - 428 bps	87 bps
		Other

(1)
The predominant valuation technique used for multifamily loans. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below presents the carrying value and estimated fair value of our financial instruments. For certain types of financial instruments, such as cash and cash equivalents, restricted cash and cash equivalents, securities purchased under agreements to resell, advances to lenders and certain other debt, including securities sold under agreements to repurchase, the carrying value on our GAAP balance sheets approximates fair value, and these assets are short-term in nature and have limited market value volatility.

Freddie Mac Form 10-Q	136

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	September 30, 2016
		Fair Value
(in millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
Financial Assets
Cash and cash equivalents	$3,940	$3,940	$—	$—	$—	$3,940
Restricted cash and cash equivalents	19,131	19,131	—	—	—	19,131
Securities purchased under agreements to resell	55,673	—	55,673	—	—	55,673
Investments in securities:
Available-for-sale, at fair value	70,018	—	45,677	24,341	—	70,018
Trading, at fair value	45,375	22,508	21,919	948	—	45,375
Total investments in securities	115,393	22,508	67,596	25,289	—	115,393
Mortgage loans:
Loans held by consolidated trusts	1,666,551	—	1,568,711	147,936	—	1,716,647
Loans held by Freddie Mac	115,885	—	32,468	85,722	—	118,190
Total mortgage loans	1,782,436	—	1,601,179	233,658	—	1,834,837
Derivative assets, net	1,499	—	16,642	5	(15,148)	1,499
Guarantee asset	2,165	—	—	2,372	—	2,372
Non-derivative purchase commitments, at fair value	258	—	258	29	—	287
Advances to lenders	1,362	—	—	1,362	—	1,362
Total financial assets	$1,981,857	$45,579	$1,741,348	$262,715	$(15,148)	$2,034,494
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,621,782	$—	$1,672,294	$536	$—	$1,672,830
Other debt	378,059	—	380,484	5,214	—	385,698
Total debt, net	1,999,841	—	2,052,778	5,750	—	2,058,528
Derivative liabilities, net	1,178	—	22,655	62	(21,539)	1,178
Guarantee obligation	2,055	—	—	3,530	—	3,530
Non-derivative purchase commitments, at fair value	7	—	7	31	—	38
Total financial liabilities	$2,003,081	$—	$2,075,440	$9,373	$(21,539)	$2,063,274

Freddie Mac Form 10-Q	137

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2015
		Fair Value
(in millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments	Total
Financial Assets
Cash and cash equivalents	$5,595	$5,595	$—	$—	$—	$5,595
Restricted cash and cash equivalents	14,533	14,533	—	—	—	14,533
Securities purchased under agreements to resell	63,644	—	63,644	—	—	63,644
Investments in securities:
Available-for-sale, at fair value	74,937	—	47,170	27,767	—	74,937
Trading, at fair value	39,278	17,151	21,753	374	—	39,278
Total investments in securities	114,215	17,151	68,923	28,141	—	114,215
Mortgage loans:
Loans held by consolidated trusts	1,625,184	—	1,477,251	162,947	—	1,640,198
Loans held by Freddie Mac	129,009	—	31,831	97,133	—	128,964
Total mortgage loans	1,754,193	—	1,509,082	260,080	—	1,769,162
Derivative assets, net	395	—	9,766	25	(9,396)	395
Guarantee asset	1,753	—	—	1,958	—	1,958
Advances to lenders	910	—	910	—	—	910
Total financial assets	$1,955,238	$37,279	$1,652,325	$290,204	$(9,396)	$1,970,412
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,556,121	$—	$1,624,019	$805	$—	$1,624,824
Other debt	414,306	—	412,752	6,586	—	419,338
Total debt, net	1,970,427	—	2,036,771	7,391	—	2,044,162
Derivative liabilities, net	1,254	—	12,378	33	(11,157)	1,254
Guarantee obligation	1,729	—	—	3,129	—	3,129
Total financial liabilities	$1,973,410	$—	$2,049,149	$10,553	$(11,157)	$2,048,545
FAIR VALUE OPTION

We elected the fair value option for multifamily held-for-sale loans, certain multifamily held-for-sale loan purchase commitments, and certain debt.
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option.

	September 30, 2016		December 31, 2015
(in millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Multifamily Held-For-Sale Loans	Other Debt - Long Term
Fair value	$15,018	$6,284	$17,660	$7,045
Unpaid principal balance	14,560	6,015	17,673	7,093
Difference	$458	$269	$(13)	$(48)

Freddie Mac Form 10-Q	138

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

Changes in Fair Value under the Fair Value Option Election

We recorded gains of $118 million and $164 million for 3Q 2016 and 3Q 2015, respectively, and $697 million and $262 million for YTD 2016 and YTD 2015, respectively, from the change in fair value on multifamily held-for-sale loans recorded at fair value in other income in our condensed consolidated statements of comprehensive income.
We recorded gains of $391 million and $635 million for 3Q 2016 and YTD 2016 respectively, from the change in fair value of multifamily held-for-sale loan purchase commitments recorded at fair value in other income in our condensed consolidated statements of comprehensive income. We elected the fair value option for these commitments in 2016.
Gains (losses) on debt securities with the fair value option elected were $(174) million and $80 million for 3Q 2016 and 3Q 2015, respectively, and $(268) million and $(65) million for YTD 2016 and YTD 2015, respectively, and were recorded in other income in our condensed consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for 3Q 2016 and YTD 2016 and for 3Q 2015 and YTD 2015 for any assets or liabilities for which we elected the fair value option.

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
On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac filed a proof of loss under the bonds. In March 2016, a settlement agreement among the parties was submitted to the Court for approval. On April 25, 2016, the Court approved the settlement. On May 6, 2016, Sovereign Bank, which was not a party to the settlement agreement, appealed the order approving the settlement agreement and various other prior Bankruptcy Court orders to the U.S. District Court. Sovereign's appeal and related motions are pending.
LIBOR LAWSUIT

On March 14, 2013, Freddie Mac filed a lawsuit in the U.S. District Court for the Eastern District of Virginia against the British Bankers Association and the 16 U.S. Dollar LIBOR panel banks and a number of their affiliates. The case was subsequently transferred to the U.S. District Court for the Southern District of New York. The complaint alleges, among other things, that the defendants fraudulently and collusively depressed LIBOR, a benchmark interest rate indexed to trillions of dollars of financial products, and asserts claims for antitrust violations, breach of contract, tortious interference with contract and fraud. Freddie Mac filed an amended complaint in July 2013, and a second amended complaint in October 2014. In August 2015, the District Court dismissed the portion of our claim related to antitrust violations and fraud and we filed a motion for reconsideration. On March 31, 2016, the District Court granted a portion of our motion, finding personal jurisdiction over certain defendants, and denied the portion of our motion with respect to statutes of limitation for our fraud claims. Subsequently, in a related case, the U.S. Court of Appeals for the Second Circuit reversed the District Court’s dismissal of certain plaintiffs’ antitrust claims and remanded the case to the District Court for consideration of whether, among other things, the plaintiffs are “efficient enforcers” of the antitrust laws. Briefing on these issues is complete.
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
Litigation in the U.S. District Court for the District of Delaware

Jacobs and Hindes vs. FHFA and Treasury. This case was filed on August 17, 2015 as a putative class action lawsuit purportedly on behalf of a class of holders of preferred stock or common stock issued by Freddie Mac or Fannie Mae. The case was also filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac and Fannie Mae as “nominal” defendants. The complaint alleges, among other items, that the August 2012 amendment to the Purchase Agreement violated applicable state law and constituted a breach of contract, as well as a breach of covenants of good faith and fair dealing. Plaintiffs seek equitable and injunctive relief (including restitution of the monies paid by Freddie Mac and Fannie Mae to Treasury under the net worth sweep dividend), compensatory damages, attorneys’ fees, costs and expenses. The case was stayed pending resolution of FHFA's motion to the U.S. Judicial Panel on Multidistrict Litigation to transfer this case to the U.S. District Court for the District of Columbia. This motion was denied on June 2, 2016, and the stay was lifted on July 13, 2016. Plaintiffs filed an application for certification of a question to the Delaware and Virginia Supreme Courts, which was denied on September 12, 2016. On September 7, 2016, plaintiffs filed a motion to amend the complaint, which Treasury opposed in part.
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

Freddie Mac Form 10-Q	143

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

alternative, substitute FHFA as plaintiff in the case. On August 23, 2016, the U.S. District Court for the Eastern District of Virginia dismissed the case. The plaintiff filed a notice of appeal on September 21, 2016.
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

Freddie Mac Form 10-Q	144

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

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
The table below summarizes our minimum capital requirements and deficits and net worth.

(in millions)	September 30, 2016	December 31, 2015
GAAP net worth	$3,510	$2,940
Core capital (deficit)(1)(2)	$(70,254)	$(70,549)
Less: Minimum capital requirement(1)	19,262	19,687
Minimum capital surplus (deficit)(1)	$(89,516)	$(90,236)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

(2)
Core capital excludes certain components of GAAP total equity (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

Freddie Mac Form 10-Q	145

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

NOTE 16: SELECTED FINANCIAL STATEMENT LINE ITEMS
The table below presents the significant components of other income (loss) and other expense on our consolidated statements of comprehensive income.

(in millions)	3Q 2016	3Q 2015	YTD 2016	YTD 2015
Other income (loss):
Gains (losses) on loans	$139	$(197)	$136	$(1,321)
Gains (losses) on held-for-sale purchase commitments	391	—	635	—
Gains (losses) on debt recorded at fair value	(174)	80	(268)	(65)
All other	249	242	1,024	954
Total other income (loss)	$605	$125	$1,527	$(432)
Other expense:
Property tax and insurance expense on held-for-sale loans	$(2)	$(176)	$(68)	$(937)
All other	(136)	(94)	(374)	(297)
Total other expense	$(138)	$(270)	$(442)	$(1,234)
The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.

(in millions)	September 30, 2016	December 31, 2015
Other assets:
Accounts and other receivables(1)	$6,273	$3,625
Guarantee asset	2,165	1,753
Advances to lenders(2)	1,362	910
All other	1,285	1,025
Total other assets	$11,085	$7,313
Other liabilities:
Servicer liabilities	$815	$1,191
Guarantee obligation	2,055	1,729
Accounts payable and accrued expenses	893	1,286
All other	1,080	1,040
Total other liabilities	$4,843	$5,246

(1)	Primarily consists of servicer receivables and other non-interest receivables.

(2)
During YTD 2016 and YTD 2015, we advanced $20.5 billion and $8.5 billion, respectively, to lenders. Refer to Note 4 (Non-cash Investing and Financing activities) for disclosure of the satisfaction of the advances to lenders.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac Form 10-Q	146

Other Information

OTHER INFORMATION
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 14 in this report and Note 15 in our 2015 Annual Report.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. For information on these lawsuits, see the “LEGAL PROCEEDINGS” sections in our 2015 Annual Report and in our Form 10-Q for the first quarter of 2016. One of the cases was filed in the US. District Court for the Eastern District of Kentucky. On September 9, 2016, the U.S. District Court for the Eastern District of Kentucky entered an order dismissing the case in that Court. In addition, on October 20, 2016, a lawsuit was filed in the U.S. District Court for the Southern District of Texas against FHFA, the Director of FHFA, Treasury and the Secretary of the Treasury. This new lawsuit seeks to invalidate the net worth sweep dividend provisions of the senior preferred stock, and is generally similar to the other lawsuits. Freddie Mac is not a party to any of these lawsuits.
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

Freddie Mac Form 10-Q	147

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
No stock options were exercised during 3Q 2016. See Note 10 in our 2015 Annual Report for more information.
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

Freddie Mac Form 10-Q	148

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
EXHIBITS
The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

Freddie Mac Form 10-Q	149

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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 3Q 2016
We evaluated the changes in our internal control over financial reporting that occurred during 3Q 2016 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Freddie Mac Form 10-Q	150

Controls and Procedures

MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under “Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of September 30, 2016 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 3Q 2016 have been prepared in conformity with GAAP.

Freddie Mac Form 10-Q	151

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: November 1, 2016

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: November 1, 2016

Freddie Mac Form 10-Q	152

Index

FORM 10-Q INDEX

Freddie Mac Form 10-Q	153

Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description*
3.1
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 7, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, as filed July 8, 2016)

10.1	PC Master Trust Agreement dated July 19, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, as filed August 2, 2016)

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac Form 10-Q	E-1