Form 10-K
period 2016-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2017-02-16
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1.2 billion.
As of February 2, 2017, there were 650,053,863 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

Table of Contents

Freddie Mac 2016 Form 10-K	i

Introduction	About Freddie Mac

INTRODUCTION
This Annual Report on Form 10-K includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-K. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the “Forward-Looking Statements” and “Risk Factors” sections of this Form 10-K.
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
Our Purchase Agreement with Treasury and the terms of the senior preferred stock we issued to Treasury constrain our business activities. However, the support provided by Treasury pursuant to the Purchase Agreement also enables us to have adequate liquidity to conduct our normal business activities. The Purchase Agreement requires our future profits to be distributed to Treasury, and we cannot retain capital from the earnings generated by our business operations (other than a limited amount that will decrease to zero in 2018) or return capital to stockholders other than Treasury. Consequently, our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.
For more information on the conservatorship and government support for our business, see “MD&A - Conservatorship and Related Matters” and Note 2.
The tables and graphs below show our cumulative draws from Treasury and cumulative dividend payments to Treasury under the Purchase Agreement. The Treasury draw amounts shown are the total draws requested based on our quarterly net deficits for the periods presented. Draw requests are funded

Freddie Mac 2016 Form 10-K	1

Introduction	About Freddie Mac

in the quarter subsequent to any net deficit. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock, which remains $72.3 billion. The amount of available funding remaining under the Purchase Agreement is $140.5 billion, and would be reduced by any future draws.
Draws From Treasury

(In billions)	Total
Total Senior Preferred Stock Outstanding	$72.3
Less: Initial Liquidation Preference	1.0
Treasury Draws	$71.3

Dividend Payments to Treasury

(In billions)	Total
Dividend Payments as of 12/31/16	$101.4
Scheduled Q1 2017 Dividend Obligation	4.5
Total Dividend Payments	$105.9

Freddie Mac 2016 Form 10-K	2

Introduction	About Freddie Mac

CONSOLIDATED FINANCIAL RESULTS

Comprehensive Income

Our comprehensive income for 2016 increased compared to 2015, primarily as a result of the following items:

•	Lower derivative fair value losses due to an increase in longer-term interest rates during 2016 compared to 2015 when longer-term interest rates declined slightly;

•
Higher other income primarily as a result of improved pricing on K Certificates and SB Certificates, coupled with increased fair value gains on multifamily mortgage loans for which we have elected the fair value option and multifamily mortgage loan purchase commitments for which we newly elected the fair value option beginning in 2016, due to market spread tightening in 2016 compared to widening in 2015; partially offset by the following:

•	Lower net interest income due primarily to continued reduction in the balance of our mortgage-related investments portfolio; and

•
Increased losses on investment securities primarily as a result of an increase in interest rates during 2016 compared to 2015 when longer-term interest rates declined slightly, coupled with a decrease in realized gains in 2016 as we sold fewer non-agency securities in an unrealized gain position.

Our comprehensive income for 2015 declined compared to 2014, primarily as a result of the following items:

Freddie Mac 2016 Form 10-K	3

Introduction	About Freddie Mac

•
Lower other income, as we did not have any significant litigation settlements in 2015 related to our investments in non-agency mortgage-related securities. By comparison, we had a number of favorable significant litigation settlements in 2014;

•
We recorded fair value losses in 2015 on certain mortgage loans and mortgage-related securities that are measured at fair value due to market spread widening, while in 2014 we recorded gains due to market spread tightening; partially offset by

•	Lower derivative fair value losses in 2015 than in 2014. Longer-term interest rates declined less in 2015 than in 2014, when the yield curve also flattened, leading to lower losses.
Variability of Earnings

Our financial results are subject to significant earnings variability from period to period. This variability is primarily driven by:

•
Interest-Rate Volatility — We hold assets and liabilities that expose us to interest-rate risk. Through our use of derivatives, we manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. However, the way we account for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value), including derivatives, creates volatility in our GAAP earnings when interest rates fluctuate. Based upon the composition of our financial assets and liabilities, including derivatives, at December 31, 2016, we generally recognize fair value losses in earnings when interest rates decline. This volatility generally is not indicative of the underlying economics of our business. For information about our interest-rate risk management activities and the sensitivity of our financial results to interest-rate volatility, see "MD&A - Consolidated Results of Operations - Derivative Gains (Losses) - Explanation of Key Drivers of Derivative Gains (Losses)", "MD&A - Consolidated Results of Operations - Other Key Drivers - Items Affecting Multiple Lines - Debt Funding Strategies and Interest-Rate Risk Management Activities," and "MD&A - Risk Management - Market Risk."

•
Spread Volatility — The volatility of market spreads (i.e., credit spreads, liquidity spreads, risk premiums, etc.), or OAS, is the risk associated with changes in the excess of market interest rates over benchmark rates. We hold assets and liabilities that expose us to spread volatility, which may contribute to significant GAAP earnings volatility. For financial assets measured at fair value, we generally recognize fair value losses when market spreads widen. Conversely, for financial liabilities measured at fair value, we generally recognize fair value gains when market spreads widen.

The variability of GAAP earnings and the declining capital reserve required under the terms of the Purchase Agreement (ultimately reaching zero in 2018) increase the risk of our having a negative net worth and thus being required to draw from Treasury. We could face a risk of a draw for a variety of reasons, including if we were to experience a large decrease in interest rates, which would result in GAAP losses due to measurement differences, coupled with a large widening of market spreads.
In an effort to reduce the probability of a draw due to changes in interest rates, we entered into certain transactions, including structured transactions, during 2016 that have resulted in additional financial assets being recognized and measured at fair value, which will help to reduce the measurement differences. In addition, in the first quarter of 2017, we began using hedge accounting for certain single-family mortgage loans, which is intended to partially reduce the interest-rate volatility in our GAAP earnings by eliminating a portion of the measurement differences between our GAAP financial results and the underlying economics of our business.

Freddie Mac 2016 Form 10-K	4

Introduction	Our Business

OUR BUSINESS
PRIMARY BUSINESS STRATEGIES

Our primary business strategies describe how we plan to pursue our Charter Mission over a timeframe of two to four years, or approximately through 2018 to 2020. Our core assumption is that the conservatorship will continue with no material changes during that period. These strategies complement FHFA's annual Conservatorship Scorecards.
Charter Mission
We are a GSE with a specific and limited corporate purpose (i.e., “Charter Mission”) to support the liquidity, stability and affordability of U.S. housing mortgage markets as a participant in the secondary mortgage market, while operating as a commercial enterprise earning an appropriate return. Everything we do must be done within the specific constraints of our Charter Mission.
Our Twin Goals
We established overarching twin goals to enable us to reach our Charter Mission:

•	A Better Freddie Mac; and

•	A Better Housing Finance System
Our Key Strategies
A Better Freddie Mac
We are focused on operating as a very well-run large financial institution by:

•	Being a very effective operating organization;

•	Being a market leader through customer focus and innovation; and

•	Managing risk and economic capital for quality risk-adjusted returns.
A Better Housing Finance System
We are focused on providing leadership, through innovation and constructive forward-looking engagement with FHFA, to improve the liquidity, stability, and affordability of the U.S. housing markets by:

•	Modernizing and improving the functioning of the mortgage markets;

•	Developing greater responsible access to housing finance; and

•	Reducing taxpayer exposure to mortgage risks.
For further information on our goals and detailed strategies for each of our business segments, see "MD&A — Our Business Segments."

Freddie Mac 2016 Form 10-K	5

Introduction	Our Business

OUR CHARTER

Our Charter forms the framework for our business activities. Our Charter Mission is to:

•	Provide stability in the secondary market for residential loans;

•	Respond appropriately to the private capital market;

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
Our Charter does not permit us to originate loans or lend money directly to borrowers in the primary mortgage market. Our Charter limits our purchase of single-family loans to the conforming loan market, which consists of loans originated with UPBs at or below limits determined annually based on changes in FHFA’s housing price index. The base conforming loan limit for a one-family residence has been set at $424,100 for 2017, and was set at $417,000 from 2006 to 2016. Higher limits have been established in certain “high-cost” areas (for 2017, up to $636,150 for a one-family residence). Higher limits also apply to two- to four-family residences and to loans secured by properties in Alaska, Guam, Hawaii, and the U.S. Virgin Islands.

Freddie Mac 2016 Form 10-K	6

Introduction	Our Business

BUSINESS SEGMENTS

We have three reportable segments: Single-family Guarantee, Multifamily, and Investments. Certain activities that are not part of a reportable segment are included in the All Other category. For more information on our segments, see “MD&A - Our Business Segments" and Note 11.
EMPLOYEES

At February 2, 2017, we had 5,959 full-time and 45 part-time employees.
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

Freddie Mac 2016 Form 10-K	7

Introduction	Our Business

obligations, we report these types of obligations either in offering circulars or supplements thereto that we post on our website or in a current report on Form 8-K, in accordance with a “no-action” letter we received from the SEC staff. In cases where the information is disclosed in an offering circular, the document will be posted on our website within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.
The website address for disclosure about our debt securities is www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac’s global debt facility, including pricing supplements for individual issuances of debt securities. Similar information about our STACR and SCR debt notes is available at www.freddiemac.com/creditriskofferings and www.freddiemac.com/multifamily/investors/structured-credit-risk, respectively.
Disclosure about the mortgage-related securities we issue, some of which are off-balance sheet obligations (e.g., K Certificates), can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and related offering circular supplements.

Freddie Mac 2016 Form 10-K	8

Introduction	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-K, contain “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-family Guarantee, Multifamily, and Investments segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, the costs and benefits of our credit risk transfer transactions, and our results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “possible,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “Risk Factors” section of this Form 10-K, and:

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

•	Changes in economic and market conditions, including changes in employment rates, interest rates, spreads, and home prices;

•	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance versus purchase, and fixed-rate versus ARM);

•	The success of our efforts to mitigate our losses on our Legacy single-family book and our investments in non-agency mortgage-related securities;

•	The success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS, K Certificate and other credit risk transfer transactions;

•	Our ability to maintain adequate liquidity to fund our operations;

•	Our ability to maintain the security of our operating systems and infrastructure (e.g., against cyberattacks);

•	Our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	The adequacy of our risk management framework;

•	Our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

•	Our ability to limit or manage our economic exposure and GAAP earnings exposure to interest-rate

Freddie Mac 2016 Form 10-K	9

Introduction	Forward-Looking Statements

volatility and spread volatility, including the availability of derivative financial instruments needed for interest-rate risk management purposes;

•	Changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	Changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs and multifamily K Certificates);

•	Changes in the practices of loan originators, investors and other participants in the secondary mortgage market; and

•	Other factors and assumptions described in this Form 10-K, including in the “MD&A” section.
Forward-looking statements are made only as of the date of this Form 10-K, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-K.

Freddie Mac 2016 Form 10-K	10

Selected Financial Data

SELECTED FINANCIAL DATA
The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and accompanying notes.

	At or For the Year Ended December 31,
(Dollars in millions, except share-related amounts)	2016	2015	2014	2013	2012
Statements of Comprehensive Income Data
Net interest income	$14,379	$14,946	$14,263	$16,468	$17,611
Benefit (provision) for credit losses	803	2,665	(58)	2,465	(1,890)
Non-interest income (loss)	500	(3,599)	(113)	8,519	(4,083)
Non-interest expense	(4,043)	(4,738)	(3,090)	(2,089)	(2,193)
Income tax (expense) benefit	(3,824)	(2,898)	(3,312)	23,305	1,537
Net income	7,815	6,376	7,690	48,668	10,982
Comprehensive income	7,118	5,799	9,426	51,600	16,039
Net income (loss) attributable to common stockholders	97	(23)	(2,336)	(3,531)	(2,074)
Net income (loss) per common share - basic and diluted	0.03	(0.01)	(0.72)	(1.09)	(0.64)
Cash dividends per common share	—	—	—	—	—
Weighted average common shares outstanding - basic and diluted (in millions)	3,234	3,235	3,236	3,238	3,240

Balance Sheets Data
Loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)	$1,690,218	$1,625,184	$1,558,094	$1,529,905	$1,495,932
Real estate owned, net	1,198	1,725	2,558	4,551	4,378
Total assets	2,023,376	1,985,892	1,945,360	1,965,831	1,989,557
Debt securities of consolidated trusts held by third parties	1,648,683	1,556,121	1,479,473	1,433,984	1,419,524
Other Debt	353,321	414,148	449,890	506,537	547,219
All other liabilities	16,297	12,683	13,346	12,475	13,987
Total stockholders' equity	5,075	2,940	2,651	12,835	8,827

Portfolio Balances - UPB
Mortgage-related investments portfolio	$298,426	$346,911	$408,414	$461,024	$557,544
Total Freddie Mac mortgage-related securities	1,832,810	1,729,493	1,637,086	1,592,511	1,562,040
Total mortgage portfolio	2,011,414	1,941,587	1,910,106	1,914,661	1,956,276
TDRs on accrual status	77,399	82,347	82,908	78,708	66,590
Non-accrual loans	16,272	22,649	33,130	43,457	63,005

Ratios
Return on average assets	0.4%	0.3%	0.4%	2.5%	0.5%
Allowance for loan losses as percentage of loans, held-for-investment	0.7	0.9	1.3	1.4	1.8
Equity to assets	0.2	0.1	0.4	0.5	0.2

Freddie Mac 2016 Form 10-K	11

Management's Discussion and Analysis	Key Economic Indicators | Single-Family Home Prices

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

•
As home prices decline, the severity of losses we incur on defaulted loans that we hold or guarantee increases because the amount we can recover from the property securing the loan decreases. Increases in home prices lower the losses we incur on defaulted loans.

•	Declines in home prices typically result in increases in expected credit losses on the mortgage-related securities we hold.

•
Declines in home prices may result in declines in the value of our non-agency mortgage-related securities as lower home values may increase default rates and affect the prepayment activities of the borrowers.

COMMENTARY

•
Home prices continued to appreciate during 2016, increasing 6.5%, compared to an increase of 6.2% during 2015, based on our own non-seasonally adjusted price index of single-family homes funded by loans owned or guaranteed by us or Fannie Mae.

•	National home prices at the end of 2016 surpassed their pre-financial crisis peak reached in June 2006, based on our index.

•	We expect near-term home price growth rates to moderate gradually and return to growth rates consistent with long-term historical averages of approximately 2% to 5% per year.

Freddie Mac 2016 Form 10-K	12

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

INTEREST RATES
KEY MARKET INTEREST RATES

EFFECT ON FINANCIAL RESULTS

•
The 30-year Primary Mortgage Market Survey ("PMMS") interest rate is indicative of what a consumer could expect to be offered on a first-lien, prime, home purchase mortgage with an LTV of 80%. Increases in the PMMS rate typically result in decreases in refinance activity and originations. Decreases in the PMMS rate typically result in increases in refinancing activity and originations.

•	Changes in interest rates affect the fair value of certain of our assets and liabilities, including derivatives, measured at fair value on a recurring basis on our consolidated balance sheets.

•	For additional information on the effect of LIBOR swap rates on our financial results, see "Our Business Segments - Investments - Market Conditions."

Freddie Mac 2016 Form 10-K	13

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

COMMENTARY

•
Mortgage interest rates for 30-year fixed-rate loans are typically closely related to other long-term interest rates such as the 10-year Treasury rate and the 10-year LIBOR rate. When these rates increase, mortgage interest rates for 30-year fixed-rate loans usually also increase. When these rates decline, mortgage interest rates for 30-year fixed-rate loans usually also decline.

•
Longer-term interest rates, as indicated by the 10-year LIBOR rate and the 10-year Treasury rate, and mortgage interest rates, as indicated by the 30-year PMMS rate, both increased significantly during the fourth quarter of 2016, which caused rates to be higher at the end of 2016 than the end of 2015. However, average interest rates were lower in 2016 compared to 2015 and lower in 2015 compared to 2014.

•	The Federal Reserve raised short-term interest rates in December 2015 and again in December 2016.

Freddie Mac 2016 Form 10-K	14

Management's Discussion and Analysis	Key Economic Indicators | Unemployment Rate

UNEMPLOYMENT RATE
UNEMPLOYMENT RATE AND JOB CREATION

Source: U.S. Bureau of Labor Statistics

EFFECT ON FINANCIAL RESULTS

•	Changes in the unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.

•	Decreases in the unemployment rate typically result in lower levels of delinquencies, which often result in a decrease in expected credit losses on our total mortgage portfolio.

•	Increases in the unemployment rate typically result in higher levels of delinquencies, which often result in an increase in expected credit losses on our total mortgage portfolio.

COMMENTARY

•	Monthly net new job growth decreased during 2016.

•	The unemployment rate declined slightly in 2016.

Freddie Mac 2016 Form 10-K	15

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our consolidated financial statements and accompanying notes.
The table below compares our consolidated results of operations for the past three years.

	Year Ended December 31,			Change 2016-2015		Change 2015-2014
(Dollars in millions)	2016	2015	2014	$	%	$	%
Net interest income	$14,379	$14,946	$14,263	($567)	(4)%	$683	5%
Benefit (provision) for credit losses	803	2,665	(58)	(1,862)	(70)%	2,723	4,695%
Net interest income after benefit (provision) for credit losses	15,182	17,611	14,205	(2,429)	(14)%	3,406	24%
Non-interest income (loss):
Gains (losses) on extinguishment of debt	(211)	(240)	(422)	29	12%	182	43%
Derivative gains (losses)	(274)	(2,696)	(8,291)	2,422	90%	5,595	67%
Net impairment of available-for-sale securities recognized in earnings	(191)	(292)	(938)	101	35%	646	69%
Other gains (losses) on investment securities recognized in earnings	(78)	508	1,494	(586)	(115)%	(986)	(66)%
Other income (loss)	1,254	(879)	8,044	2,133	243%	(8,923)	(111)%
Total non-interest income (loss)	500	(3,599)	(113)	4,099	114%	(3,486)	(3,085)%
Non-interest expense:
Administrative expense	(2,005)	(1,927)	(1,881)	(78)	(4)%	(46)	(2)%
REO operations expense	(287)	(338)	(196)	51	15%	(142)	(72)%
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(1,152)	(967)	(775)	(185)	(19)%	(192)	(25)%
Other expense	(599)	(1,506)	(238)	907	60%	(1,268)	(533)%
Total non-interest expense	(4,043)	(4,738)	(3,090)	695	15%	(1,648)	(53)%
Income before income tax expense	11,639	9,274	11,002	2,365	26%	(1,728)	(16)%
Income tax expense	(3,824)	(2,898)	(3,312)	(926)	(32)%	414	13%
Net income	7,815	6,376	7,690	1,439	23%	(1,314)	(17)%
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(697)	(577)	1,736	(120)	(21)%	(2,313)	(133)%
Comprehensive income	$7,118	$5,799	$9,426	$1,319	23%	($3,627)	(38)%
See “Critical Accounting Policies and Estimates” for information concerning certain significant accounting policies and estimates applied in determining our reported results of operations and Note 1 for information on our accounting policies and a summary of other significant accounting policies and the related notes in which information about them can be found.

Freddie Mac 2016 Form 10-K	16

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

NET INTEREST INCOME
EXPLANATION OF KEY DRIVERS OF NET INTEREST INCOME

Net interest income consists of several primary components:

•	Contractual net interest income - consists of two primary components:

◦
Guarantee fees on debt securities issued by consolidated trusts. We record interest income on loans held by consolidated trusts and interest expense on the debt securities issued by the trusts. The difference between the interest income on the loans and the interest expense on the debt represents the guarantee fee income we receive as compensation for our guarantee of the principal and interest payments of the issued debt securities. This difference includes the legislated 10 basis point increase in guarantee fees that is remitted to Treasury as part of the Temporary Payroll Tax Cut Continuation Act of 2011; and

◦
The difference between the interest income earned on all other interest-earning assets, excluding loans held by consolidated trusts, and the interest expense incurred on the liabilities used to fund those assets.

Contractual net interest income is primarily driven by the volume of assets in the mortgage-related investments portfolio and the interest rate differential between those interest-earning assets and the related interest-bearing liabilities.

•
Amortization of cost basis adjustments - consists of cost basis adjustments, such as premiums and discounts on loans, investment securities, and debt that are amortized into interest income or interest expense based on the effective yield over the contractual life of the associated financial instrument.

The largest portion of our total net amortization relates to loans and debt securities of consolidated trusts. Amortization related to investment securities, other debt, and other assets and liabilities makes up a smaller portion. Net amortization of loans and debt securities of consolidated trusts generally increases net interest income as it includes amortization of the upfront delivery fees we receive when we acquire a loan.
The net amortization of loans and debt securities of consolidated trusts is primarily driven by actual prepayments on the underlying loans. Increases in actual prepayments result in higher net amortization, while decreases in actual prepayments result in lower net amortization. The timing of amortization of loans may differ from the timing of amortization of the securities backed by the loans, as the proceeds from the loans backing these securities are remitted to the security holders at a date subsequent to the date these proceeds are received by us.

•
Expense related to derivatives - consists of deferred gains and losses on closed cash flow hedges related to forecasted debt issuances that are reclassified from AOCI to net interest income when the related forecasted transaction affects net interest income.

Freddie Mac 2016 Form 10-K	17

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

NET INTEREST YIELD ANALYSIS

The table below presents an analysis of interest-earning assets and interest-bearing liabilities. To calculate the average balances, we generally use a daily weighted average of amortized cost. When daily average balance information is not available, such as for mortgage loans, we use monthly averages. Mortgage loans on non-accrual status, where interest income is generally recognized when collected, are included in the average balances.

	Year Ended December 31,
	2016			2015			2014
(Dollars in millions)	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate	Average Balance	Interest Income (Expense)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$16,932	$42	0.25%	$12,482	$8	0.06%	$13,889	$4	0.03%
Securities purchased under agreements to resell	59,639	217	0.36	51,219	58	0.11	42,905	28	0.06
Advances to lenders	484	11	2.28	161	4	2.48	—	—	—
Mortgage-related securities:
Mortgage-related securities	189,982	7,262	3.82	226,162	8,706	3.85	256,548	10,027	3.91
Extinguishment of PCs held by Freddie Mac	(94,624)	(3,509)	(3.71)	(107,986)	(3,929)	(3.64)	(111,545)	(4,190)	(3.76)
Total mortgage-related securities, net	95,358	3,753	3.94	118,176	4,777	4.04	145,003	5,837	4.03
Non-mortgage-related securities	15,734	102	0.65	10,699	17	0.16	9,983	6	0.06
Loans held by consolidated trusts(1)	1,649,727	55,417	3.36	1,590,768	55,867	3.51	1,540,570	57,036	3.70
Loans held by Freddie Mac(1)	135,882	5,623	4.14	157,261	6,359	4.04	170,017	6,569	3.86
Total interest-earning assets	$1,973,756	$65,165	3.30	$1,940,766	$67,090	3.46	$1,922,367	$69,480	3.61
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,674,474	($48,108)	(2.87)	$1,611,388	($49,465)	(3.07)	$1,557,895	($52,193)	(3.35)
Extinguishment of PCs held by Freddie Mac	(94,624)	3,509	3.71	(107,986)	3,929	3.64	(111,545)	4,190	3.76
Total debt securities of consolidated trusts held by third parties	1,579,850	(44,599)	(2.82)	1,503,402	(45,536)	(3.03)	1,446,350	(48,003)	(3.32)
Other debt:
Short-term debt	86,284	(350)	(0.41)	108,096	(173)	(0.16)	118,211	(145)	(0.12)
Long-term debt	298,040	(5,646)	(1.89)	313,502	(6,207)	(1.98)	331,887	(6,768)	(2.04)
Total other debt	384,324	(5,996)	(1.56)	421,598	(6,380)	(1.51)	450,098	(6,913)	(1.54)
Total interest-bearing liabilities	1,964,174	(50,595)	(2.57)	1,925,000	(51,916)	(2.70)	1,896,448	(54,916)	(2.89)
Expense related to derivatives	—	(191)	(0.01)	—	(228)	(0.01)	—	(301)	(0.02)
Impact of net non-interest-bearing funding	9,582	—	0.01	15,766	—	0.02	25,919	—	0.04
Total funding of interest-earning assets	$1,973,756	($50,786)	(2.57)	$1,940,766	($52,144)	(2.69)	$1,922,367	($55,217)	(2.87)
Net interest income/yield		$14,379	0.73%		$14,946	0.77%		$14,263	0.74%

Freddie Mac 2016 Form 10-K	18

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

(1)
Loan fees, primarily consisting of amortization of delivery fees, included in interest income were $2.6 billion, $2.0 billion, and $1.4 billion for loans held by consolidated trusts and $215 million, $383 million, and $373 million for loans held by Freddie Mac during 2016, 2015, and 2014, respectively.

NET INTEREST INCOME RATE / VOLUME ANALYSIS

The table below presents a rate and volume analysis of our net interest income. Our net interest income reflects the reversal of interest income accrued, net of interest received on a cash basis, related to mortgage loans that are on non-accrual status.

	2016 vs. 2015 Variance Due to			2015 vs. 2014 Variance Due to
(Dollars in millions)	Rate	Volume	Total Change	Rate	Volume	Total Change
Interest-earning assets:
Cash and cash equivalents	$34	$—	$34	$6	($2)	$4
Securities purchased under agreements to resell	147	12	159	24	6	30
Advances to lenders	—	7	7	—	4	4
Mortgage-related securities:
Mortgage-related securities	(61)	(1,383)	(1,444)	(149)	(1,172)	(1,321)
Extinguishment of PCs held by Freddie Mac	(74)	494	420	129	132	261
Total mortgage-related securities, net	(135)	(889)	(1,024)	(20)	(1,040)	(1,060)
Non-mortgage-related securities	74	11	85	11	—	11
Loans held by consolidated trusts	(2,479)	2,029	(450)	(2,991)	1,822	(1,169)
Loans held by Freddie Mac	146	(882)	(736)	297	(507)	(210)
Total interest-earning assets	($2,213)	$288	($1,925)	($2,673)	$283	($2,390)
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$3,246	($1,889)	$1,357	$4,476	($1,748)	$2,728
Extinguishment of PCs held by Freddie Mac	74	(494)	($420)	(129)	(132)	($261)
Total debt securities of consolidated trusts held by third parties	3,320	(2,383)	$937	4,347	(1,880)	2,467
Other debt:
Short-term debt	(218)	41	(177)	(41)	13	(28)
Long-term debt	262	299	561	193	368	561
Total other debt	44	340	384	152	381	533
Total interest-bearing liabilities	3,364	(2,043)	1,321	4,499	(1,499)	3,000
Expense related to derivatives	37	—	37	73	—	73
Total funding of interest-earning assets	$3,401	($2,043)	$1,358	$4,572	($1,499)	$3,073
Net interest income	$1,188	($1,755)	($567)	$1,899	($1,216)	$683

Freddie Mac 2016 Form 10-K	19

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

COMPONENTS OF NET INTEREST INCOME

The table below presents the components of net interest income.

	Year Ended December 31,			Change 2016-2015		Change 2015-2014
(Dollars in millions)	2016	2015	2014	$	%	$	%
Contractual net interest income:
Guarantee fee income	$2,997	$2,722	$2,399	$275	10%	$323	13%
Guarantee fee income related to the Temporary Payroll Tax Cut Continuation Act of 2011	1,142	957	759	185	19%	198	26%
Other contractual net interest income	6,896	8,106	9,070	(1,210)	(15)%	(964)	(11)%
Total contractual net interest income	11,035	11,785	12,228	(750)	(6)%	(443)	(4)%
Net amortization - loans and debt securities of consolidated trusts	3,333	2,883	1,913	450	16%	970	51%
Net amortization - other assets and debt	202	506	423	(304)	(60)%	83	20%
Expense related to derivatives	(191)	(228)	(301)	37	16%	73	24%
Net interest income	$14,379	$14,946	$14,263	($567)	(4)%	$683	5%

Key Drivers:

•	Guarantee fee income (contractual)

◦
2016 vs. 2015 and 2015 vs. 2014 - increased during both comparative periods as a result of higher average contractual guarantee fee rates, reflecting continued growth in the size of the Core single-family book, and a larger overall single-family credit guarantee portfolio. Average contractual guarantee fees are generally higher on mortgage loans in our Core single-family book compared to those in our Legacy single-family guarantee book. See "Our Business Segments - Single-Family Guarantee" for additional discussion.

•	Other contractual net interest income

◦
2016 vs. 2015 and 2015 vs. 2014 - decreased during both comparative periods primarily due to the continued reduction in the balance of our mortgage-related investments portfolio, as we continue to manage the size and composition of this portfolio pursuant to the limits established by the Purchase Agreement and FHFA. We expect this trend to continue in the future as we reduce our mortgage-related investments portfolio. See "Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness" for additional discussion of the limits on the mortgage-related investments portfolio.

•	Net amortization of loans and debt securities of consolidated trusts

◦
2016 vs. 2015 and 2015 vs. 2014 - increased during both comparative periods primarily due to an increase in the amortization of upfront delivery fees and basis adjustments on debt securities of consolidated trusts. The increase in amortization was primarily driven by higher prepayment rates on single-family loans during 2016 compared to 2015 and 2015 compared to 2014.

•	Net amortization of other assets and debt

◦
2016 vs. 2015 - decreased primarily due to less accretion of previously recognized other-than-temporary impairments. The decrease in accretion is due to a decline in the population of impaired securities as a result of our active disposition of these securities and a decline in new other-than-temporary impairments recognized.

Freddie Mac 2016 Form 10-K	20

Management's Discussion and Analysis	Consolidated Results of Operations | Provision for Credit Losses

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
Our allowance for loan losses and provision for credit losses are significantly affected by the "interest rate concessions" we make on loans that we have modified (i.e., reductions in the contractual interest rate). When a loan is modified and considered individually impaired, we generally measure impairment based on the present value of the expected future cash flows discounted at the loan’s original effective interest rate. Under this methodology, we record a loss at the time a loan is modified equal to the difference in the present value of expected future cash flows resulting from the change in the modified loan’s contractual interest rate, which increases the provision for credit losses in that period. An increase in mortgage interest rates lengthens the expected life of individually impaired loans, which increases the impairment on these loans and results in an increase in the provision for credit losses. When a modified loan subsequently performs according to its new contractual terms and we receive the new contractual cash flows (i.e., principal and interest payments), a portion of the discount that was previously applied to those cash flows is amortized into earnings each period and is recognized as a reduction in the provision for credit losses in the period in which the cash flows are received. We refer to this reduction in the provision for credit losses as the "amortization of interest rate concessions."
Our provision for credit losses and the amount of charge-offs that we record in the future will be affected by a number of factors, such as the actual level of loan defaults; the effect of loss mitigation efforts; any government actions or programs that affect the ability of borrowers to refinance loans with an LTV ratio greater than 100% or obtain modifications; changes in property values; regional economic conditions, including unemployment rates; additional delays in the foreclosure process; and third-party mortgage insurance coverage and recoveries. Management adjustments may be necessary to take into consideration external factors and current economic events that have occurred but that are not yet

Freddie Mac 2016 Form 10-K	21

Management's Discussion and Analysis	Consolidated Results of Operations | Provision for Credit Losses

reflected in the factors used to derive the model outputs. Significant judgment is exercised in making these adjustments.
The amount of our benefit (provision) for credit losses may also vary from period to period based on additional factors such as reclassification of loans from held-for-investment to held-for-sale.
BENEFIT (PROVISION) FOR CREDIT LOSSES

The table below presents the components of our benefit (provision) for credit losses.

	Year Ended December 31,			Change 2016-2015		Change 2015-2014
(Dollars in billions)	2016	2015	2014	$	%	$	%
Provision for newly impaired loans	($0.8)	($0.9)	($1.7)	$0.1	11%	$0.8	47%
Amortization of interest rate concessions	0.9	1.2	1.4	(0.3)	(25)%	(0.2)	(14)%
Reclassifications of held-for-investment loans to held-for-sale loans	0.8	2.3	0.1	(1.5)	(65)%	2.2	2,200%
Other, including changes in estimated default probability and loss severity	(0.1)	0.1	0.1	(0.2)	(200)%	—	—
Benefit (provision) for credit losses	$0.8	$2.7	($0.1)	($1.9)	(70)%	$2.8	2,800%
Key Drivers:

•
2016 vs. 2015 - benefit for credit losses declined in 2016 compared to 2015 primarily due to a decrease in the number of seasoned single-family loans reclassified from held-for-investment to held-for sale in 2016. During 2016, $4.7 billion in UPB of single-family loans was reclassified to held-for-sale, compared to $13.6 billion during 2015. See "Effect of Loan Reclassifications" for the effect of these loan reclassifications on pre-tax net income.

•	2015 vs. 2014 - changed to a benefit in 2015 from a (provision) in 2014 primarily due to:

◦
An increase in the number of seasoned single-family loans reclassified from held-for-investment to held-for-sale in 2015. During 2014, $0.7 billion in UPB of seasoned single-family loans were reclassified to held-for-sale.

◦	A decrease in the provision for newly impaired loans in 2015 compared to 2014 due to a decline in the volume of newly delinquent single-family loans.

Freddie Mac 2016 Form 10-K	22

Management's Discussion and Analysis	Consolidated Results of Operations | Derivative Gains (Losses)

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
In addition, we routinely enter into commitments to purchase and sell loans and mortgage-related securities. The majority of these commitments are accounted for as derivative instruments.
We continue to align our derivative portfolio with the changing duration of our hedged assets and liabilities. Although our use of derivatives creates volatility in our GAAP earnings, we manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. Therefore, we believe the impact of derivatives on our GAAP financial results should be considered in the context of our overall interest-rate risk profile, including our PMVS and duration gap results. For more information about our interest-rate risk management activities and the sensitivity of reported GAAP earnings to those activities, see “Risk Management - Market Risk.”
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

Freddie Mac 2016 Form 10-K	23

Management's Discussion and Analysis	Consolidated Results of Operations | Derivative Gains (Losses)

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

COMPONENTS OF DERIVATIVE GAINS (LOSSES)

The table below presents the components of derivative gains (losses).

	Year Ended December 31,			Change 2016-2015		Change 2015-2014
(Dollars in millions)	2016	2015	2014	$	%	$	%
Fair value change in interest-rate swaps	$178	($778)	($7,294)	$956	123%	$6,516	89%
Fair value change in option-based derivatives	421	258	1,437	163	63%	(1,179)	(82)%
Fair value change in other derivatives	887	22	191	865	3,932%	(169)	(88)%
Accrual of periodic cash settlements	(1,760)	(2,198)	(2,625)	438	20%	427	16%
Derivative gains (losses)	($274)	($2,696)	($8,291)	$2,422	90%	$5,595	67%
Key Drivers:

•
2016 vs. 2015 - derivative losses declined during 2016 primarily due to an increase in longer-term interest rates during the fourth quarter of 2016 resulting in an improvement in the fair value of our pay-fixed interest-rate swaps and forward commitments to issue PC debt. This improvement in fair value was partially offset by losses in our receive-fixed-interest-rate swaps. The 10-year par swap rate increased 13 basis points during 2016, while the 10-year par swap rate declined 10 basis points during 2015.

•
2015 vs. 2014 - derivative losses declined during 2015 primarily due to a smaller decline in interest rates in 2015 than in 2014. We recognized larger derivative losses during 2014 primarily as a result of the impact of a flattening yield curve as shorter-term interest rates increased and longer-term interest rates declined. The 10-year par swap rate declined 78 basis points during 2014.

•	See "Our Business Segments - Investments - Market Conditions" for more information about par swap rates.

Freddie Mac 2016 Form 10-K	24

Management's Discussion and Analysis	Consolidated Results of Operations | Other Comprehensive Income

OTHER COMPREHENSIVE INCOME (LOSS)
EXPLANATION OF KEY DRIVERS OF OTHER COMPREHENSIVE INCOME (LOSS)

Our investments in securities classified as available-for-sale are measured at fair value on our consolidated balance sheets. The fair value of these securities is primarily affected by changes in interest rates, market spreads, and the movement of these securities towards maturity. All unrealized gains and losses on these securities are excluded from earnings and reported in other comprehensive income until realized. We reclassify our unrealized gains and losses from AOCI to earnings upon the sale of the securities or if the securities are determined to be other-than-temporarily impaired.
If, subsequent to the recognition of other-than-temporary impairment, our expectation of the cash flows we will receive on a previously impaired security has significantly increased, we will accrete that increase in cash flows into earnings. The accretion into earnings will generally reduce the amount of unrealized gains that we would have otherwise recognized if not for the accretion.

The following table presents the attribution of the other comprehensive income (loss) reported in our consolidated statements of comprehensive income.

	Year Ended December 31,			Change 2016 - 2015		Change 2015 - 2014
(Dollars in millions)	2016	2015	2014	$	%	$	%
Other comprehensive income, excluding reclassifications	($29)	$374	$2,563	($403)	(108)%	($2,189)	(85)%
Reclassifications from AOCI:
Accretion due to significant increases in expected cash flows on previously-impaired available-for-sale securities	(299)	(449)	(519)	150	33%	70	13%
Realized gains (losses) reclassified from AOCI	(369)	(502)	(308)	133	26%	(194)	(63)%
Total reclassifications from AOCI	(668)	(951)	(827)	283	30%	(124)	(15)%
Total other comprehensive income (loss)	($697)	($577)	$1,736	($120)	(21)%	($2,313)	(133)%
Key Drivers:

•	Other comprehensive income, excluding reclassifications

◦
2016 vs. 2015 - was a loss in 2016 compared to income in 2015, primarily due to unrealized losses resulting from an increase in longer-term interest rates, coupled with a decrease in unrealized gains as our non-agency securities portfolio continues to decline consistent with the reduction of our mortgage-related investments portfolio pursuant to the limits established by the Purchase Agreement and FHFA.

◦	2015 vs. 2014 - decreased primarily due to less market spread tightening for our non-agency securities.
Reclassifications from AOCI

•	Accretion due to significant increases in expected cash flows on previously impaired available-for-sale securities

◦
2016 vs. 2015 and 2015 vs. 2014 - decreased during both comparative periods primarily due to a decline in the population of impaired securities as a result of our active dispositions of these securities, coupled with a decline in new other-than-temporary impairments.

Freddie Mac 2016 Form 10-K	25

Management's Discussion and Analysis	Consolidated Results of Operations | Other Comprehensive Income

•	Realized gains (losses) reclassified from AOCI

◦
2016 vs. 2015 - decreased primarily due to a decline in sales of non-agency securities in an unrealized gain position. Our sales of non-agency securities will continue to vary as the portion of our portfolio that we are able to sell, based on a variety of criteria, has decreased.

◦
2015 vs. 2014 - increased primarily due to greater sales of agency and non-agency securities in an unrealized gain position. The increase in sales was a result of improved pricing due to declining longer-term interest rates and stabilized collateral performance.

Freddie Mac 2016 Form 10-K	26

Management's Discussion and Analysis	Consolidated Results of Operations

OTHER KEY DRIVERS
Key drivers for other line items for 2016 vs. 2015 and 2015 vs. 2014 include:

•	Gains (losses) on extinguishment of debt

◦
2016 vs. 2015 - losses decreased primarily due to an increase in longer-term interest rates during the fourth quarter of 2016, coupled with a decline in our repurchase of single-family PCs. The increase in longer-term interest rates resulted in net extinguishment gains for PCs repurchased during the fourth quarter, which partially offset the net extinguishment losses recognized for PCs repurchased during the nine months ended September 30, 2016. The amount of extinguishment gains or losses may vary, as the type and amount of PCs selected for repurchase are based on our investment and funding strategies, including our efforts to support the liquidity and price performance of our PCs.

◦	2015 vs. 2014 - losses decreased primarily due to a significant decline in our repurchase of single-family PCs, coupled with a smaller decline in longer-term interest rates in 2015 compared to 2014.

•	Net impairments of available-for-sale securities recognized in earnings

◦
2016 vs. 2015 - decreased primarily due to a decline in the population of non-agency securities, including those non-agency securities that we intend to sell. Our intent to sell population declined, as the portion of our non-agency securities that we are able to sell, based on a variety of criteria, has decreased.

◦
2015 vs. 2014 - decreased as the unrealized losses associated with securities we intend to sell were lower due to improvements in forecasted home prices, a smaller decline in market interest rates in 2015 compared to 2014, and continued tightening of market spreads for our non-agency securities. Furthermore, the portion of the net impairment related to additional credit losses declined as a result of improved security pricing, stabilized collateral performance, and our efforts to sell certain of the previously impaired non-agency securities. See "Conservatorship And Related Matters - Limits On Our Mortgage-Related Investments Portfolio And Indebtedness" for additional information concerning our efforts to reduce our less liquid assets.

•	Other gains (losses) on investment securities recognized in earnings

◦
2016 vs. 2015 - decreased as we recognized net losses during 2016 compared to net gains during 2015, primarily due to losses on our mortgage-related and non-mortgage-related securities as a result of increasing longer-term interest rates, coupled with less realized gains from our available-for-sale securities, as we sold fewer non-agency securities in an unrealized gain position.

◦	2015 vs. 2014 - decreased primarily due to a decline in sales of our agency mortgage-related securities.

•	Other income (loss)

◦	2016 vs. 2015 - other income (loss) improved reflecting:

▪	Decreased lower-of-cost-or-fair-value adjustments as we reclassified fewer seasoned single-family loans from held-for-investment to held-for-sale during 2016; and

▪
Increased gains on multifamily mortgage loans and commitments for which we have elected the fair value option, due to increased market spread-related fair value gains. K Certificate benchmark spreads tightened during 2016 compared to these spreads widening during 2015.

Freddie Mac 2016 Form 10-K	27

Management's Discussion and Analysis	Consolidated Results of Operations

◦	2015 vs. 2014 - other income (loss) declined reflecting:

▪	Decreased income from non-agency mortgage-related securities litigation settlements;

▪	Increased write-downs due to lower-of-cost-or-fair-value adjustments for seasoned single-family loans reclassified from held-for-investment to held-for-sale; and

▪	Decreased fair value of multifamily mortgage loans for which we have elected the fair value option, due to the widening of K Certificate benchmark spreads observed in the market.

•	REO operations expense

◦	2016 vs. 2015 - decreased resulting from a decline in REO inventory due to a decline in the number of seriously delinquent loans as the housing market and economy continued to improve.

◦	2015 vs. 2014 - increased due to a decrease in gains on the disposition of REO properties and recoveries from mortgage insurance.

•	Temporary Payroll Tax Cut Continuation Act of 2011 expense

◦
2016 vs. 2015 and 2015 vs. 2014 - continued to increase as a result of the increase in the population of loans subject to this expense. As of December 31, 2016 and 2015, respectively, $1.3 trillion and $1.1 trillion of UPB of loans (or 72% and 63% of the single-family credit guarantee portfolio) were subject to these fees. We expect the amount of these fees will continue to increase as we add new business and the population of loans subject to these fees increases.

•	Other expense

◦
2016 vs. 2015 - decreased primarily driven by property taxes and insurance costs associated with seasoned single-family loans reclassified from held-for-investment to held-for-sale as we reclassified fewer loans in 2016 compared to 2015. These costs are considered part of the loan loss reserves while the loans are classified as held-for-investment. See "Single-Family Loan Reclassifications" for more information.

◦
2015 vs. 2014 - increased primarily driven by property taxes and insurance costs associated with seasoned single-family loans reclassified from held-for-investment to held-for-sale as we reclassified more loans in 2015 compared to 2014. These costs are considered part of the loan loss reserves while the loans are classified as held-for-investment. In addition, beginning January 1, 2015, FHFA directed us to set aside funds that will be distributed to certain housing funds pursuant to the GSE Act. During 2015, we completed $393.8 billion of new business purchases subject to this requirement and accrued $165 million of related expense. See "MD&A - Regulation and Supervision - Affordable Housing Fund Allocations" for more information.

•	Income tax expense

◦	2016 vs. 2015 - increased in 2016 compared to 2015 primarily due to an increase in pre-tax income.

◦	2015 vs. 2014 - decreased in 2015 compared to 2014 primarily due to a decrease in pre-tax income.

Freddie Mac 2016 Form 10-K	28

Management's Discussion and Analysis	Consolidated Results of Operations

ITEMS AFFECTING MULTIPLE LINES

The following items affected multiple lines on our consolidated results of operations.
Single-Family Loan Reclassifications

During 2016, 2015, and 2014, we reclassified $4.7 billion, $13.6 billion, and $0.7 billion, respectively, in UPB of seasoned seriously delinquent as well as reperforming single-family mortgage loans from held-for-investment to held-for-sale. The initial reclassifications of these loans affected several line items on our consolidated results of operations, as shown in the table below.

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Benefit for credit losses	$812	$2,314	$147
Other income (loss) - lower-of-cost-or-fair-value adjustment	(1,005)	(2,193)	(195)
Other (expense) - property taxes and insurance associated with these loans	(195)	(1,178)	(62)
Effect on income before income tax (expense) benefit	($388)	($1,057)	($110)
Debt Funding Strategies and Interest-Rate Risk Management Activities

We issue debt based on a variety of factors including market conditions and our liquidity requirements.
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
While our interest-rate risk management activities reduce our economic exposure to interest-rate risk to a low level, as measured by our models, the accounting treatment for our assets and liabilities, including derivatives, creates volatility in our GAAP earnings when interest rates fluctuate. Some assets and liabilities are measured at amortized cost and some are measured at fair value, while all derivatives are measured at fair value. These measurement differences create volatility in our GAAP earnings that generally is not indicative of the underlying economics of our business. In order to help reduce the measurement differences, we entered into certain transactions, including structured transactions, during 2016 that have resulted in additional financial assets being recognized and measured at fair value. In addition, in the first quarter of 2017, we began using hedge accounting for certain single-family mortgage loans, which is intended to partially reduce the interest-rate volatility in our GAAP earnings by eliminating a portion of the measurement differences between our GAAP financial results and the underlying economics of our business.

Freddie Mac 2016 Form 10-K	29

Management's Discussion and Analysis	Consolidated Results of Operations

The table below presents the effect of derivatives used in our interest-rate risk management activities on our comprehensive income, after considering the accrual of periodic cash settlements (which is the economic equivalent of interest expense), the non-interest rate effect (e.g., market spread effect) on derivative fair values, and any offsetting interest rate effect related to financial instruments measured at fair value. The estimated net interest rate effect on comprehensive income is essentially the derivative gains (losses) attributable to financial instruments that are not measured at fair value on a recurring basis .

	Year Ended December 31,
(Dollars in billions)	2016	2015	2014
Derivative gains (losses)	($0.3)	($2.7)	($8.3)
Less:
Accrual of periodic cash settlements	(1.8)	(2.2)	(2.6)
Non-interest rate effect on derivative fair values	(0.1)	—	(0.2)
Interest rate effect on derivative fair values	1.6	(0.5)	(5.5)
Add:
Estimate of offsetting interest rate effect related to financial instruments measured at fair value(1)	(1.2)	0.2	2.0
Income tax benefit (expense)	(0.1)	0.1	1.2
Estimated Net Interest Rate Effect on Comprehensive income	$0.3	($0.2)	($2.3)

(1)
Includes the interest-rate effect on our trading securities, available-for-sale securities, mortgage loans held-for-sale, and other assets and debt for which we elected the fair value option, which is reflected in other non-interest income (loss) and total other comprehensive income (loss) on our consolidated statements of comprehensive income.

As this table demonstrates, the estimated net effect of derivatives on our comprehensive income is volatile, and can be significant. For more information about our interest-rate risk management activities and the sensitivity of reported GAAP earnings to these activities, see “Risk Management - Market Risk.”
Changes in Market Spreads

Our financial results and net worth can be significantly affected by changes in market spreads, especially results driven by financial instruments that are measured at fair value. We have limited ability to mitigate exposure to such changes. These instruments include trading securities, available-for-sale securities, mortgage loans held-for-sale, and other assets and debt for which we elected the fair value option.
During the fourth quarter of 2016, we began purchasing certain swaptions on credit indices that provide protection against adverse movements in multifamily market spreads. While these swaptions mitigate a portion of our exposure to changes in multifamily market spreads, they do not mitigate our exposure to changes in other market spreads.
Comprehensive income (loss) was affected by changes in market spreads in amounts estimated to be $0.1 billion, $(0.3) billion, and $1.9 billion (after-tax) during 2016, 2015, and 2014, respectively. During 2016, market spread tightening on our agency and non-agency mortgage-related securities and multifamily mortgage loans and commitments measured at fair value resulted in an increase in comprehensive income. During 2015, market spread widening on our agency mortgage-related securities and multifamily mortgage loans measured at fair value resulted in a decrease in comprehensive income. During 2014, the impact of market spread tightening on mortgage-related securities and mortgage loans

Freddie Mac 2016 Form 10-K	30

Management's Discussion and Analysis	Consolidated Results of Operations

measured at fair value resulted in an increase in comprehensive income. In the fourth quarter of 2016, we separated the market spread related gains (losses) on held-for-sale multifamily mortgage loans and commitments from the effect of improved pricing on K Certificates and SB Certificates. The effect of this improved pricing is now excluded from the estimated spread change effect.

Freddie Mac 2016 Form 10-K	31

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.

	December 31,
(Dollars in millions)	2016	2015	$ Change	% Change
Assets:
Cash and cash equivalents	$12,369	$5,595	$6,774	121%
Restricted cash and cash equivalents	9,851	14,533	(4,682)	(32)%
Securities purchased under agreements to resell	51,548	63,644	(12,096)	(19)%
Subtotal	73,768	83,772	(10,004)	(12)%
Investments in securities, at fair value	111,547	114,215	(2,668)	(2)%
Mortgage loans, net	1,803,003	1,754,193	48,810	3%
Accrued interest receivable	6,135	6,074	61	1%
Derivative assets, net	747	395	352	89%
Deferred tax assets, net	15,818	18,205	(2,387)	(13)%
Other assets	12,358	9,038	3,320	37%
Total assets	$2,023,376	$1,985,892	$37,484	2%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,015	$6,183	($168)	(3)%
Debt, net	2,002,004	1,970,269	31,735	2%
Derivative liabilities, net	795	1,254	(459)	(37)%
Other liabilities	9,487	5,246	4,241	81%
Total liabilities	2,018,301	1,982,952	35,349	2%
Total equity	5,075	2,940	2,135	73%
Total liabilities and equity	$2,023,376	$1,985,892	$37,484	2%
Key Drivers:
As of December 31, 2016 compared to December 31, 2015:

•
Cash and cash equivalents, restricted cash and cash equivalents, and securities purchased under agreements to resell affect one another, so the changes in the balances should be viewed together. For example, cash and cash equivalents and restricted cash and cash equivalents can be invested in securities purchased under agreements to resell or other investments in securities (i.e., non-mortgage-related securities). The decrease in the combined balance was due to lower near-term cash needs for upcoming maturities and anticipated calls of other debt at the end of 2016 compared to the end of 2015.

•
Deferred tax assets, net decreased primarily due to an increase in longer-term interest rates during 2016, which caused the difference between the GAAP and tax basis of derivative instruments to decline.

•
Other assets increased primarily because of higher receivables from servicers and an increase in current income tax receivable. Lower average mortgage interest rates during 2016 caused an increase in prepayments, and thus, an increase in receivables from servicers. The increase in the current income tax receivable is primarily due to an increase in estimated tax payments on account with the IRS.

Freddie Mac 2016 Form 10-K	32

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

•
Other liabilities increased primarily due to purchases of non-mortgage-related securities that were traded prior to December 31, 2016 and recognized on the consolidated balance sheets, but settled after December 31, 2016.

•
Total equity increased as a result of higher comprehensive income in the fourth quarter of 2016 compared to the fourth quarter of 2015 and was partially offset by dividends paid related to the $600 million decline in the Capital Reserve Amount in 2016.

Freddie Mac 2016 Form 10-K	33

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

OUR BUSINESS SEGMENTS
As shown in the table below, we have three reportable segments, which are based on the way we manage our business. Certain activities that are not part of a reportable segment are included in the All Other category.

Segment	Description	Primary Income Drivers		Primary Expense Drivers
Single-family Guarantee	Reflects results from our purchase, securitization, and guarantee of single-family loans and the management of single-family credit risk	•	Guarantee fee income	•	Credit-related expenses
				•	Administrative expenses
				•	Credit risk transfer expenses
Multifamily
Reflects results from our purchase, securitization, and guarantee of multifamily loans and securities, our investments in those loans and securities, and the management of multifamily mortgage credit risk and mortgage market spread risk
		•	Net interest income	•	Losses on loans
		•	Guarantee fee income	•	Investment losses
		•	Gains on loans	•	Derivative losses
		•	Investment gains	•	Administrative expenses
		•	Derivative gains	•	Credit-related expenses

Investments
Reflects results from managing the company’s mortgage-related investments portfolio (excluding Multifamily segment investments, single-family seriously delinquent loans, and the credit risk of single-family performing loans), treasury function, and interest-rate risk
		•	Net interest income	•	Investment losses
		•	Investment gains	•	Derivative losses
		•	Derivative gains	•	Other-than-temporary impairments on non-agency mortgage-related securities
				•	Administrative expenses

All Other	Consists of material corporate level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments		N/A		N/A
SEGMENT EARNINGS
We evaluate segment performance and allocate resources based on a Segment Earnings approach:

•
We make significant reclassifications among certain line items in our GAAP financial statements to reflect measures of guarantee fee income on guarantees, net interest income on investments, and benefit (provision) for credit losses on loans that are in line with how we manage our business.

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

Freddie Mac 2016 Form 10-K	34

Management's Discussion and Analysis	Our Business Segments | Segment Earnings

During the first and third quarters of 2016, we changed how we calculate certain components of our Segment Earnings for our Single-family Guarantee, Multifamily, and Investments segments. Prior period results have been revised to conform to the current period presentation. See Note 11 for more information on these changes.
Segment Earnings differs significantly from, and should not be used as a substitute for, net income (loss) as determined in accordance with GAAP. Our definition of Segment Earnings may differ from similar measures used by other companies. We believe that Segment Earnings provides us with meaningful metrics to assess the financial performance of each segment and our company as a whole. See Note 11 for additional details on Segment Earnings, including additional financial information for our segments.
SEGMENT COMPREHENSIVE INCOME

The table below shows our comprehensive income by segment, including the All Other category.

Freddie Mac 2016 Form 10-K	35

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

SINGLE-FAMILY GUARANTEE
BUSINESS OVERVIEW

In our Single-family Guarantee segment, we purchase, securitize, and guarantee single-family loans originated by seller/servicers and we manage our single-family credit risk. The U.S. residential mortgage market consists of a primary mortgage market that links homebuyers and lenders and a secondary mortgage market that links lenders and investors. We participate only in the secondary mortgage market. The size of the U.S. residential mortgage market is affected by many factors, including changes in interest rates, unemployment rates, homeownership rates, housing prices, the supply of housing, lender preferences regarding credit risk, and borrower preferences regarding mortgage debt. The amount of residential mortgage debt available for us to purchase and the mix of available loan products are also affected by several factors, including the volume of loans meeting the requirements of our Charter, our own preference for credit risk reflected in our purchase standards, and the loan purchase and securitization activity of other financial institutions.
Our Single-family Guarantee segment supports our primary business strategies by creating:
A Better Freddie Mac:

•	Providing market leadership by delivering quality offerings, programs, and services to an increasingly diversified customer base and an evolving mortgage market;

•	Improving the customer experience through continued enhancement of our products, programs, processes, and technology; and

•	Establishing effective risk management activities that are appropriate for the expected level of risk.
A Better Housing Finance System:

•	Developing innovative technology platforms to provide sellers and Freddie Mac with better methods of assessing and managing single-family mortgage credit risk;

•	Developing and implementing initiatives to reduce taxpayer exposure and offer private investors new and innovative ways to share in the credit risk of the Core single-family book;

•	Expanding access to mortgage credit in a responsible manner to support our Charter Mission as well as to meet specific mandated goals;

•	Working with FHFA, Fannie Mae, and CSS on the development of a new common securitization platform; and

•
Implementing the single (common) security initiative for Freddie Mac and Fannie Mae, which is intended to increase the liquidity of the TBA market and to reduce the disparities in trading value between our PCs and Fannie Mae's single-class mortgage-related securities.

Products and Activities

Securitization and Guarantee Products
In a typical loan securitization, we purchase loans that lenders originate and then pool those loans into mortgage-related securities that can be sold in the capital markets. In order to issue the mortgage-related securities, we establish trusts pursuant to our Master Trust Agreements and serve as the trustee of those trusts. We administer the collection of borrowers' payments on their loans and the distribution of payments to the investors in the mortgage-related securities, net of any applicable guarantee fees. We

Freddie Mac 2016 Form 10-K	36

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

typically guarantee the payment of principal and interest on these mortgage-related securities and generally retain the guarantee fee income.
When a borrower prepays a loan that we have securitized, the outstanding balance of the security owned by investors is reduced by the amount of the prepayment. If the borrower becomes delinquent, we continue to make the applicable payments to the investors in the mortgage-related securities pursuant to our guarantee until we purchase the loan out of the trust. We have the option to purchase specified loans, including certain delinquent loans, from the trusts at a purchase price equal to the current UPB of the loan, less any outstanding advances of principal that have been previously distributed. After a loan is purchased, we work with the borrowers to mitigate our losses through our loan workout programs, which are discussed in more detail in "Risk Management." If we are unable to achieve a successful loan workout, we either sell the loan to a third party or pursue foreclosure of the underlying property. The purchase of delinquent loans and the sale of loans are done in conjunction with the Investments segment.
The guarantee fee we charge on new acquisitions generally consists of a combination of upfront delivery fees and a base contractual monthly fee paid as a percentage of the UPB of the underlying loan. We may also make upfront payments to buy up the monthly guarantee fee rate ("buy-up fees"), or receive upfront payments to buy down the monthly guarantee fee rate (“buy-down fees”). These fees are paid in conjunction with the formation of a PC to provide for a uniform coupon rate for the mortgage pool underlying the PC. The payments made to buy up the guarantee fee rate are not considered compensation for the credit risk assumed for purposes of our financial statements. Consequently, these amounts are allocated to the Investments segment.
We enter into loan purchase agreements with many of our single-family customers that outline the terms under which we agree to purchase loans from them over a period of time. For the majority of the loans we purchase, the guarantee fees are not specified contractually. Instead, we bid for some or all of the lender's loan volume on a monthly basis at a guarantee fee rate that we specify. As a result, our loan purchase volumes from individual customers can fluctuate significantly.
We seek to issue guarantees with fee terms that are commensurate with the risks assumed and that will, over the long-term, provide guarantee fee income that exceeds the credit-related and administrative expenses on the underlying loans and provide a return on the capital that would be needed to support the related credit risk. To compensate us for higher levels of risk in some loan products, we charge upfront delivery fees above our contractual base fees, which are calculated based on credit risk factors such as the loan product type, loan purpose, LTV ratio, and credit score. While we vary our guarantee and, in certain cases, delivery fee pricing for different customers, loan products, and loan or borrower underwriting characteristics based on our assessment of credit risk, the seller may elect to retain loans with better credit characteristics. The sellers' decisions with respect to loan retention, or sale to us, could result in our purchases having a more adverse credit profile.
We must obtain FHFA's approval to implement across-the-board increases in our guarantee fees. In addition, from time to time, FHFA issues directives or guidance to us affecting the levels of guarantee fees that we may charge for various types of loans. In July 2016, FHFA issued a directive that addressed the safety and soundness risk that could arise if our guarantee fees were not sufficient to compensate us adequately for the credit risks we are taking. This directive allows us to continue to charge guarantee fees generally in line with the levels we had been charging at the time it was issued, but for many types of loans it prohibits reductions significantly below those levels.

Freddie Mac 2016 Form 10-K	37

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

In 2012, at FHFA's direction, we increased guarantee fees by 10 basis points. Under the Temporary Payroll Tax Cut Continuation Act of 2011, the proceeds from this increase are being remitted to Treasury on a quarterly basis to fund the payroll tax cut. We refer to this fee increase as the legislated 10 basis point increase in guarantee fees.
We issue the types of guarantee and securitization products described below. In these securitization products, Freddie Mac functions in its capacity as depositor, guarantor, administrator, and trustee. While the Single-family Guarantee segment is responsible for the guarantee of our securities, the Investments segment manages the securitization and resecuritization processes.

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

•
Cash PCs - we also issue PCs in transactions in which we purchase performing loans (which we sometimes refer to as a securitization pipeline) for cash and securitize them for retention in our mortgage-related investments portfolio or for sale to third parties, as shown in the diagram below. We also use this process to securitize reperforming loans. The purchase of loans and sale of PCs are managed by the Investments segment.

Freddie Mac 2016 Form 10-K	38

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Resecuritization Products - our resecuritization products represent beneficial interests in pools of PCs and certain other types of mortgage assets. We create these securities primarily by using PCs or our previously issued resecuritization products as the underlying collateral. We believe our issuance of these securities expands the range of investors in our mortgage-related securities to include those seeking specific security attributes. Similar to our PCs, we guarantee the payment of principal and interest to the investors in our resecuritization products. We do not charge a guarantee fee for these securities if the underlying collateral is already guaranteed by us since no additional credit risk is introduced, although we typically receive a transaction fee as compensation for creating the security and future administrative responsibilities. All of the cash flows from the collateral underlying our resecuritization products are generally passed through to investors in these securities. We do not issue resecuritization products that have concentrations of credit risk beyond those embedded in the underlying assets. In many of our resecuritization transactions, securities dealers or investors deliver mortgage assets in exchange for the resecuritization product. In certain cases, we may also exchange our own mortgage assets for the resecuritization product. The resecuritization activities are managed by the Investments segment. The following diagram provides a general example of how we create resecuritization products:

Freddie Mac 2016 Form 10-K	39

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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

•
Other securitization products - From time to time, we may issue guaranteed mortgage-related securities collateralized by non-Freddie Mac mortgage-related securities. However, we have not entered into these types of transactions as part of our Single-family Guarantee business in several years.

Long-term standby commitments - we provide a guarantee on mortgage assets held by third parties, in exchange for guarantee fees, without securitizing those assets. Long-term standby commitments obligate us to purchase seriously delinquent loans that are covered by those commitments. From time to time, we have consented to the termination of our long-term standby commitments and simultaneously entered into guarantor swap transactions with the same counterparty, issuing PCs backed by many of the same loans.

Freddie Mac 2016 Form 10-K	40

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Common Securitization Platform and the Single (Common) Security
In accordance with FHFA’s 2014 Strategic Plan and the Conservatorship Scorecards, we continue to work with FHFA, Fannie Mae, and CSS on the development of a new common securitization platform and the implementation of the single (common) security initiative for Freddie Mac and Fannie Mae.
In December 2016, we and FHFA announced the implementation of Release 1 of the common securitization platform. Under Release 1, we began using the common securitization platform for data acceptance, issuance support, and bond administration activities related to certain Freddie Mac single-family fixed-rate mortgage-related securities.
FHFA expects to announce a timeframe for implementation of Release 2 of the common securitization platform in the first quarter of 2017. Release 2 involves the issuance by Freddie Mac and Fannie Mae of a single (common) mortgage-related security, to be called the Uniform Mortgage-Backed Security ("UMBS"). Release 2 will add to the functionality of Release 1, including commingling of Freddie Mac and Fannie Mae UMBS and UMBS disclosures.
Credit Risk Transfer Transactions
Most of our credit risk transfer transactions are designed to transfer a portion of the expected credit losses and a significant portion of credit losses in a stressed economic environment on groups of previously acquired loans to third-party investors. These transactions have termination dates that are earlier than the maturities of the related loans, and losses on the loans occurring beyond the terms of the transactions are not covered. The following strategic considerations were incorporated into the design of our credit risk transfer transactions:

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
The value of these transactions to us is dependent on various economic scenarios, and we will primarily benefit from these transactions if we experience significant loan defaults. Our credit risk transfer transactions include:

•
STACR debt notes - In this transaction, we create a reference pool of loans from our Core single-family book and an associated securitization structure with notional credit risk positions (e.g., first loss, mezzanine, and senior positions). In certain of our STACR debt note transactions to date, we transferred risk in both first loss and mezzanine notional credit risk positions while in other transactions we only transferred risk in the mezzanine notional credit risk positions. The notional amounts of the credit risk positions are reduced when certain specified credit events occur on the loans in the reference pool. Generally, the notional amounts of the credit risk positions will be reduced based on scheduled and unscheduled principal payments that occur on the loans in the reference pool.

In STACR debt note transactions, losses may be allocated to the notional balances based on

Freddie Mac 2016 Form 10-K	41

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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
We issue STACR debt notes related to certain notional credit risk positions to third-party investors and retain the remaining credit risk. We make payments of principal and interest on the issued notes, but are not required to repay principal to the extent that the notional credit risk position is reduced as a result of a specified credit event. The interest rate on STACR debt notes is generally higher than on our other unsecured debt securities due to the potential for reductions to their principal balance. The amount of risk transferred in each transaction affects the interest rate we pay on the notes. The following diagram illustrates a typical STACR debt note transaction:

STACR Debt Note Transactions
Freddie Mac
Cash
STACR Debt Notes
Investors
Position Held By:
Reference Pool of Mortgages
Senior loss position
Freddie Mac (non-issued)
Mezzanine loss position
Freddie Mac (non-issued)
STACR Debt Notes
First loss position
Freddie Mac (non-issued)
STACR Debt Notes
Allocation of Losses

•
ACIS insurance policies - In a typical ACIS transaction, we purchase insurance policies, generally underwritten by a group of insurers and reinsurers, that provide credit protection for certain specified credit events that occur and are allocated to the non-issued notional credit risk positions of a STACR debt note transaction (i.e., the risk positions that Freddie Mac retains). Under each insurance policy, we pay monthly premiums that are determined based on the outstanding balance of the reference pool. We may also enter into ACIS transactions that provide credit protection for certain specified

Freddie Mac 2016 Form 10-K	42

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

credit events on loans not included in a reference pool created for a STACR debt note transaction. When specific credit events occur, we receive compensation from the insurance policy up to an aggregate limit based on a predefined formula or based on actual losses. We require our counterparties to partially collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies.

•
Deep mortgage insurance credit risk transfer, or Deep MI - In this transaction, we purchase a credit enhancement from affiliates of mortgage insurance companies that takes effect immediately upon the sale of the mortgage loan to Freddie Mac. Deep MI provides additional coverage beyond primary mortgage insurance. We require our counterparties to collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies.

•
Whole loan securities - In this transaction, we issue guaranteed senior securities and unguaranteed subordinated securities backed by single-family loans. The unguaranteed subordinated securities will absorb first losses on the related loans. In these transactions, the loans are serviced in accordance with our Guide and we control the servicing.

•
Senior subordinate securitization structures - In this structure, we issue guaranteed senior securities and unguaranteed subordinated securities backed by single-family loans. The collateral for these structures consists of seasoned performing modified and reperforming loans. The unguaranteed subordinated securities will absorb first losses on the related loans. In these transactions, the loans are not serviced in accordance with our Guide and we do not control the servicing.

•
Seller indemnification agreement - In this transaction, we enter into an agreement upon loan acquisition with a seller under which the seller will absorb a portion of losses on the related single-family loans in exchange for a fee or a reduction in our guarantee fee. The indemnification amount may be fully or partially collateralized.

We also use other types of credit enhancements, such as primary mortgage insurance, to mitigate our credit risk exposure. See “Risk Management” for additional information on our credit risk transfer transactions, as well as the other types of credit enhancements we use.
Customers

Our customers in the Single-family Guarantee segment are predominantly financial institutions that originate, sell and perform the ongoing servicing of loans for new or existing homeowners. These companies include mortgage banking companies, commercial banks, community banks, credit unions, other non-depository financial institutions, HFAs, and savings institutions. Many of these companies are both sellers and servicers for us. In addition, our customers include investors and dealers in our guaranteed mortgage-related securities and investors and counterparties in credit risk transfer transactions.
We acquire a significant portion of our loans from several lenders that are among the largest originators in the U.S. In addition, a significant portion of our single-family loans is serviced by several large servicers. The graphs below present the concentration of our single-family purchase volume for 2016 and our loan servicing as of December 31, 2016 among our top five customers.

Freddie Mac 2016 Form 10-K	43

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Percentage of Single-Family Purchase Volume

Percentage of Single-Family Servicing Volume

Freddie Mac 2016 Form 10-K	44

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

For additional information about seller/servicer concentration risk and our relationships with our seller/servicer customers, see “Risk Management - Credit Risk - Counterparty Credit Risk - Sellers and Servicers.”
Competition

Our principal competitors in the Single-family Guarantee segment are Fannie Mae, FHA/VA (with Ginnie Mae securitization), and other financial institutions that retain or securitize loans, such as commercial and investment banks, dealers, and savings institutions. We compete on the basis of price, products, securities structure, and service. Competition to acquire single-family loans can also be significantly affected by changes in our credit standards. The conservatorship, including direction provided to us by our Conservator, may affect our ability to compete. For more information, see “Risk Factors - Other Risks - Competition from banking and non-banking institutions (including Fannie Mae and FHA/VA with Ginnie Mae securitization) may harm our business. FHFA’s actions as Conservator of both companies could affect competition between us and Fannie Mae."
Our Segment Earnings guarantee fee income is influenced by our PC price performance because we adjust our fees based on the price performance of our PCs relative to comparable Fannie Mae securities (we refer to this as market-adjusted pricing).
From time to time, we undertake a variety of actions in an effort to support the liquidity and price performance of our PCs relative to comparable Fannie Mae securities. These actions may include:

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

Freddie Mac 2016 Form 10-K	45

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

MARKET CONDITIONS

The graphs and related discussion below present certain single-family market indicators, for the most recent five years, that can significantly affect the business and financial results of our Single-family Guarantee segment.
U.S. Single-Family Originations

Source: Inside Mortgage Finance dated January 27, 2017.

U.S. Single-Family Home Sales
Source: National Association of Realtors news release dated January 24, 2017 and U.S. Census Bureau news release dated January 26, 2017.

Commentary

•	Single-family loan origination volumes in the U.S. increased in 2016, driven by an increase in refinancing activity as a result of lower average mortgage interest rates.

•	If average mortgage interest rates continue to move higher in 2017, we would anticipate lower origination activity compared to 2016 as refinance activity and home sales would likely decline.

Freddie Mac 2016 Form 10-K	46

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Mortgage Debt Outstanding as of December 31,
Source: Federal Reserve Financial Accounts of the United States of America dated December 8, 2016. For 2016, the amount is as of September 30, 2016 (latest available information).

Single-Family Serious Delinquency Rates as of December 31,
Source: National Delinquency Survey from the Mortgage Bankers Association. For 2016, the rates (excluding Freddie Mac) are as of September 30, 2016 (latest available information).

Commentary

•	The U.S. single-family mortgage debt outstanding increased in 2016 compared to 2015, which resulted in an increase in the supply of loans available for us to purchase.

•
Single-family serious delinquency rates in the U.S. continued to decline due to macroeconomic factors, such as decreased unemployment rates and continued home price appreciation. We expect our single-family serious delinquency rate to decline below 1.00% in 2017.

•
As reported by the U.S. Census Bureau, the U.S. homeownership rate was 63.7% in the fourth quarter of 2016, compared to a high point of 69.2% in the fourth quarter of 2004, and the average of 66.2% since 1990.

Freddie Mac 2016 Form 10-K	47

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

BUSINESS RESULTS

The graphs and related discussion below present the business results of our Single-family Guarantee segment.
New Business Activity

Single-Family Loan Purchases and Guarantees

Number of Families Helped to Own a Home

Commentary

•
We maintain a consistent market presence by providing lenders with a constant source of liquidity for conforming loan products. We have funded approximately 14.2 million single-family homes since 2009 and purchased approximately 1.4 million HARP loans since the initiative began in 2009, including over 25,000 during 2016.

•
Our overall loan purchase activity increased in 2016 compared to 2015, due to higher refinance loan purchase volume as average mortgage interest rates were lower in 2016 compared to 2015. Our overall loan purchase activity increased significantly in 2015 compared to 2014, due to higher volumes of home sales and home price appreciation.

•	We continued working to improve access to affordable mortgage credit, including through our Home Possible® loan initiatives. Our Home Possible® loan initiatives offer down payment options as low as

Freddie Mac 2016 Form 10-K	48

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

3% and are designed to help qualified borrowers with limited savings buy a home. We purchased nearly 34,000 loans under these initiatives in 2016. We also continue to explore the feasibility of:

◦	Increasing our purchases of loans securitized by permanently affixed manufactured housing;

◦	Improving the effectiveness of pre-purchase and early delinquency counseling for borrowers;

◦	Utilizing alternative credit score models and credit history standards in loan eligibility decisions; and

◦	Increasing support for first-time home buyers.
While we are responsibly expanding our programs and outreach capabilities to better serve low- and moderate-income borrowers and underserved markets, these loans result in increased credit risk. Expanding access to affordable mortgage credit will continue to be a top priority in 2017. See "Regulation and Supervision - Legislative and Regulatory Developments - Final Rule on Duty to Serve Underserved Market" for more information.

•	If average mortgage interest rates continue to move higher in 2017, we would anticipate lower purchase volume compared to 2016 as refinance activity and home sales would likely decline.

Freddie Mac 2016 Form 10-K	49

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio as of December 31,

Single-Family Loans as of December 31,

Commentary

•	The single-family credit guarantee portfolio grew to $1,755 billion in 2016 from $1,702 billion in 2015, an increase of approximately 3%.

Freddie Mac 2016 Form 10-K	50

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

•
The Core single-family book grew to 73% of the single-family credit guarantee portfolio at December 31, 2016. We exclude HARP and other relief refinance loans from the Core single-family book because such loans generally reflect credit risk attributes of the original loans (many of which were originated between 2005 and 2008).

•	The HARP and other relief refinance book represented an additional 15% of the single-family credit guarantee portfolio at December 31, 2016.

•	The Legacy single-family book declined to 12% of the single-family credit guarantee portfolio at December 31, 2016.

Freddie Mac 2016 Form 10-K	51

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Guarantee Fees

The average portfolio Segment Earnings guarantee fee rate recognizes upfront delivery fee income over the contractual life of the related loans (usually 30 years). If the related loans prepay, the remaining upfront delivery fee income is recognized immediately. In addition, the average portfolio Segment Earnings guarantee fee rate reflects an average of our total mortgage portfolio and is not limited to purchases in the applicable year.
The average guarantee fee rate charged on new acquisitions recognizes upfront delivery fee income over the estimated life of the related loans using our expectations of prepayments and other liquidations. Loans acquired prior to 2012 have lower contractual guarantee fee rates than loans we have acquired since that time.
Average Portfolio Segment Earnings Guarantee Fee Rate(1) for the Year Ended December 31,

Average Guarantee Fee Rate(1) Charged on New Acquisitions for the Year Ended December 31,

(1) Excludes the legislated 10 basis point increase in guarantee fees.
Commentary

•	Average portfolio Segment Earnings guarantee fees

◦
2016 vs. 2015 and 2015 vs. 2014 - increased due to higher amortization of upfront delivery fees, driven by higher loan liquidations resulting from a lower average interest rate environment, as well as the acquisition of new loans with higher guarantee fee rates.

•	Guarantee fees charged on new acquisitions

◦
2016 vs. 2015 - increased primarily due to changes in the product mix of our single-family new business purchases as new acquisitions have included a relatively higher proportion of 30-year fixed-rate mortgages, which generally have higher guarantee fee rates than most other mortgage

Freddie Mac 2016 Form 10-K	52

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

products, combined with decreased market-adjusted pricing costs based on the price performance of our PCs relative to Fannie Mae securities.

◦	2015 vs. 2014 - decreased due to a combination of competitive pricing and increased market-adjusted pricing costs based on the price performance of our PCs relative to Fannie Mae securities.

Freddie Mac 2016 Form 10-K	53

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Risk Transfer Activity

Since 2013, STACR debt note and ACIS transactions have been our principal method of transferring a portion of the expected credit losses and a significant portion of credit losses in a stressed economic environment subsequent to loan acquisition in our Core single-family book. The following charts present amounts for the STACR and ACIS transactions that occurred in 2016 and the cumulative amount of such transactions at December 31, 2016.
New STACR Debt Note and ACIS Transactions for the Year Ended December 31, 2016(1)

(In billions)
Senior	Freddie Mac $200.0				Reference Pool $210.1

Mezzanine	Freddie Mac $0.4	ACIS $2.4	STACR Debt Notes $5.3

First Loss	Freddie Mac $1.4		ACIS $0.2	STACR Debt Notes $0.2

Cumulative STACR Debt Note and ACIS
Transactions as of December 31, 2016(1)(2)

(In billions)
Senior	Freddie Mac $565.6				Reference Pool $594.8

Mezzanine	Freddie Mac $1.4	ACIS $5.6	STACR Debt Notes $17.3

First Loss	Freddie Mac $3.3		ACIS $0.6	STACR Debt Notes $1.0
(1) The amounts represent the UPB upon issuance of STACR debt notes and execution of ACIS transactions.
(2) For the current outstanding coverage provided by our STACR debt note and ACIS transactions, see "Risk Management - SF Credit Risk - Offering Private Investors New and Innovative Ways to Share in the Credit Risk of the Core Single-Family Book."
Commentary

•
We continued to transfer a portion of the expected credit losses and a significant portion of credit losses in a stressed economic environment to third-party investors, insurers, and selected sellers through credit risk transfer transactions. In 2016, we transferred credit losses associated with $215.2 billion in UPB of loans in our Core single-family book through STACR debt note, ACIS, seller indemnification, whole loan security, senior subordinate securitization structures, and Deep MI transactions. Significant developments in 2016 include the following:

◦
We developed a new ACIS transaction using collateral other than 30-year fixed-rate mortgages. Also, unlike prior ACIS transactions, this transaction does not involve loans in a reference pool created for a STACR debt note transaction.

Freddie Mac 2016 Form 10-K	54

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

◦	We executed our first Deep MI transaction. The pilot transaction provided additional coverage beyond primary mortgage insurance on 30-year fixed-rate mortgages with LTV ratios between 80% and 95%.

•	Since 2013, we have completed 57 credit risk transfer transactions that, upon execution of the transaction, covered $601.9 billion in principal of loans in our Core single-family book.

•
The interest and premiums we pay on our issued STACR debt note and ACIS transactions to transfer credit risk effectively reduce the guarantee fee income we earn on the PCs within the respective pools. Our expected guarantee fee income on the loans within the STACR and ACIS reference pools has been effectively reduced by approximately 34%, on average, for transactions executed as of December 31, 2016. The amount of effective reduction to our overall guarantee fee income could change over time as we continue our credit risk transfer activities or if there are changes in the economic or regulatory environment that affect the cost of executing these transactions. We expect that the aggregate cost of our credit risk transfer activity will continue to increase as we enter into additional transactions.

•
As of December 31, 2016 there has not been a significant number of loans in our STACR debt note reference pools that have experienced a credit event. As a result of the credit performance of these loans, we have only recognized small write-downs on our STACR debt notes and have begun to make claims for reimbursement of losses under our ACIS transactions.

•
The 2017 Conservatorship Scorecard sets a goal for us to transfer a meaningful portion of credit risk on at least 90% of the UPB of certain categories of newly acquired single-family loans, such as non-HARP and non-high LTV refinance fixed-rate loans with terms greater than 20 years and LTV ratios above 60%.

Freddie Mac 2016 Form 10-K	55

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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

•
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we sold seriously delinquent loans totaling $3.1 billion in UPB during 2016. Of the $2.1 billion in UPB of single-family loans classified as held-for-sale at December 31, 2016, $1.6 billion related to loans that were seriously delinquent. We believe selling these loans provides better economic returns than continuing to hold them.

Freddie Mac 2016 Form 10-K	56

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

•
HAMP ended in December 2016. The relief refinance program (including HARP) will end in September 2017 and is expected to be replaced by a new program. See “Risk Management” for additional information on our loan workout activities.

Freddie Mac 2016 Form 10-K	57

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Single-family Guarantee segment.

	Year Ended December 31,			Change 2016-2015		Change 2015-2014
(Dollars in millions)	2016	2015	2014	$	%	$	%
Guarantee fee income	$6,091	$5,152	$4,094	$939	18%	$1,058	26%
Provision for credit losses	(517)	(283)	(1,129)	(234)	(83)%	846	75%
Other non-interest income	447	136	952	311	229%	(816)	(86)%
Administrative expense	(1,323)	(1,285)	(1,170)	(38)	(3)%	(115)	(10)%
REO operations expense	(298)	(341)	(213)	43	13%	(128)	(60)%
Other non-interest expense	(1,169)	(794)	(387)	(375)	(47)%	(407)	(105)%
Segment Earnings before income tax expense	3,231	2,585	2,147	646	25%	438	20%
Income tax expense	(1,061)	(807)	(600)	(254)	(31)%	(207)	(35)%
Segment Earnings, net of taxes	2,170	1,778	1,547	392	22%	231	15%
Total other comprehensive income (loss), net of tax	(9)	12	(10)	(21)	(175)%	22	220%
Total comprehensive income	$2,161	$1,790	$1,537	$371	21%	$253	16%
Key Drivers:

•	Guarantee fee income

◦
2016 vs. 2015 and 2015 vs. 2014 - increased primarily due to higher amortization of upfront delivery fees resulting from increased loan liquidations. Higher average contractual guarantee fee rates, reflecting the growth in the Core single-family book, also contributed.

•	Provision for credit losses

◦
2016 vs. 2015 - increased primarily due to higher total interest rate concessions resulting from the longer expected life of certain modified loans driven by rising mortgage interest rates in the fourth quarter of 2016.

◦	2015 vs. 2014 - decreased primarily due to a lower volume of newly impaired loans as the housing market and economy continued to improve.

•	Other non-interest income

◦
2016 vs. 2015 - increased due to fewer seasoned single-family loans reclassified from held-for-investment to held-for-sale in 2016 compared to 2015 due to a smaller inventory of certain seasoned single-family loans available for reclassification, partially offset by increased fair value losses on STACR debt notes, as market spreads between STACR yields and LIBOR tightened more in 2016 than in 2015.

◦
2015 vs. 2014 - decreased primarily due to more seasoned single-family loans reclassified from held-for-investment to held-for-sale in 2015 compared to 2014; as we accelerated our program to sell certain seasoned single-family loans, fair value losses on STACR debt notes, as market spreads between STACR yields and LIBOR tightened in 2015, compared to fair value gains on STACR debt notes in 2014 when market spreads widened, and higher expenses related to CSS.

Freddie Mac 2016 Form 10-K	58

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

•	Other non-interest expense

◦
2016 vs. 2015 and 2015 vs. 2014 - increased primarily due to higher credit risk transfer expense (interest expense on STACR debt notes and premiums paid to ACIS counterparties) reflecting higher outstanding cumulative volumes of credit risk transfer transactions in the respective comparable periods.

Freddie Mac 2016 Form 10-K	59

Management's Discussion and Analysis	Our Business Segments | Multifamily

MULTIFAMILY
BUSINESS OVERVIEW

The Multifamily segment provides liquidity to the multifamily market and supports a consistent supply of workforce housing by purchasing and securitizing loans secured by properties with five or more units. The Multifamily segment reflects results from our purchase, securitization, and guarantee of multifamily loans and securities, our investments in those loans and securities, and the management of multifamily mortgage credit risk and mortgage market spread risk. The Multifamily segment supports our primary business strategies by creating:
A Better Freddie Mac:

•	Continuing to provide financing to the multifamily mortgage market and expanding our market presence for workforce housing in line with our mission;

•	Improving our risk-adjusted returns by leveraging private capital in our credit risk transfer transactions; and

•	Maintaining strong credit and capital management discipline.
A Better Housing Finance System:

•	Operating in a customer focused manner, in an effort to build value and support the creation of a strong, long-lasting rental housing system;

•	Identifying new opportunities beyond our existing K Certificate and SB Certificate transactions to transfer credit risk to third parties and reduce taxpayer exposure; and

•	Fostering innovation of products that expand the availability of workforce housing in the marketplace.
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
Products and Activities

Securitization, Guarantee, and Credit Risk Transfer Products
In our Multifamily segment, we issue various types of securitization, guarantee, and credit risk transfer products. These products, with the exception of other credit risk transfer products (i.e., SCR debt notes), make up our guarantee portfolio.

Freddie Mac 2016 Form 10-K	60

Management's Discussion and Analysis	Our Business Segments | Multifamily

•
Primary Securitization and Credit Risk Transfer Products - Our primary business model is to acquire loans for aggregation and then to securitize the loans through the issuance of K Certificates or SB Certificates, as discussed below.

◦
K Certificates - We purchase multifamily loans for aggregation and securitization through the issuance of multifamily K Certificates, which allows us to transfer a large majority of expected and stress credit losses of the loans to third-party investors. As shown in the diagram below, in a K Certificate transaction, we sell multifamily loans to a non-Freddie Mac securitization trust that issues senior and subordinated securities, and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. In these transactions, we guarantee the senior securities and do not issue or guarantee the subordinated securities. As a result, a large majority of expected and stress credit risk is sold to the third-party investors in the subordinated securities, thereby reducing our credit risk exposure. We receive a guarantee fee in exchange for guaranteeing the K Certificates. Profitability on our K Certificates is evaluated in terms of guarantee fee income and gains on the sales of loans. We attempt to maximize our returns by optimizing the combination of gains we earn when we sell the loans for securitization and the guarantee fees we will earn over time.

We may purchase or retain a portion of the K Certificates or the unguaranteed subordinated securities, and, from time to time, we may undertake other activities to support the liquidity of K Certificates. For more information, see “Risk Factors - Other Risks - The profitability of our multifamily business could be adversely affected by a significant decrease in demand for our K Certificates and SB Certificates."

K Certificate Transactions

Mortgage Seller
Mortgage Loans
Cash
Freddie Mac
Mortgage Loans
Cash
Guarantee
Cash (Guarantee Fee)
Guarantee
Non-Freddie Mac Trust
Guaranteed Bonds
Cash
Freddie Mac Trust
Unguaranteed bonds (subordinate and mezzanine)
Cash
Guaranteed K Certificates
Cash
Investors

◦
SB Certificates - We also purchase small balance multifamily loans for aggregation and securitization through the issuance of multifamily SB Certificates. Occasionally, we also issue SB Certificates backed by small balance multifamily loans which were underwritten by Freddie Mac after (rather than at) origination and were not purchased by Freddie Mac prior to securitization. Small balance loans typically are between $1.0 million and $6.0 million in size. SB Certificate transactions are structured in a manner generally similar to our K Certificate transactions, and this

Freddie Mac 2016 Form 10-K	61

Management's Discussion and Analysis	Our Business Segments | Multifamily

allows us to transfer a large majority of expected and stress credit losses of the small balance loans to third-party investors.
Similar to our K Certificates, we may purchase or retain a portion of the SB Certificates or the unguaranteed subordinated securities, and, from time to time, we may undertake other activities to support the liquidity of SB Certificates.

•	Other securitization products - We also issue other securitization products including:

◦
PCs - We securitize multifamily loans into fixed-rate pass-through securities that are similar in structure to our Single-family Guarantee segment fixed-rate PCs. We guarantee the timely payment of the principal and interest on our multifamily fixed-rate PCs.

◦
K Certificates without subordination - We securitize multifamily loans and issue K Certificates without subordination using a transaction structure that is similar to our K Certificates. However, unlike K Certificates, K Certificates without subordination are fully guaranteed and no subordinate or mezzanine securities are issued.

◦
Q Certificates - We securitize multifamily loans, excluding small balance multifamily loans, and issue Q Certificates using a transaction structure that is similar to our K Certificates. However, unlike K Certificates, the multifamily loans backing the Q Certificate trusts are underwritten by Freddie Mac after (rather than at) origination and are not purchased by Freddie Mac prior to securitization.

◦	M Certificates - We securitize pools of tax-exempt or taxable multifamily housing revenue bonds and loans and issue both guaranteed senior M Certificates and unguaranteed subordinated M Certificates.

•
Other mortgage-related guarantees - We guarantee mortgage-related assets held by third parties in exchange for guarantee fee income without securitizing those assets. For example, we provide guarantees on certain tax-exempt multifamily housing revenue bonds secured by low- and moderate-income multifamily loans.

•
Other credit risk transfer products (i.e., SCR debt notes) - We began issuing our SCR debt notes in 2016 in order to transfer a portion of credit risk on the loans underlying certain of our other mortgage-related guarantees. The interest we pay on our SCR debt notes effectively reduces the guarantee fee income we would otherwise earn on the other mortgage-related guarantees. SCR debt notes are generally similar in structure to STACR debt notes.

Investing and Risk Management Activities

•
Mortgage loans - Our primary business model is to acquire loans for aggregation and then to securitize the loans through the issuance of K Certificates or SB Certificates. However, we also hold a portfolio of multifamily mortgage loans as part of a buy-and-hold investment strategy. Although we continue to purchase small amounts of new multifamily mortgage loans for this portfolio, the size of the portfolio is declining over time.

•
Agency mortgage-related securities - We may purchase or retain a portion of the K Certificates or SB Certificates and other types of multifamily securitization products we issue, depending on market conditions, and we may also buy or sell these securities in the secondary market.

•	Non-agency mortgage-related securities - We may purchase a portion of the unguaranteed subordinated securities related to our securitization transactions, depending on market conditions. To

Freddie Mac 2016 Form 10-K	62

Management's Discussion and Analysis	Our Business Segments | Multifamily

date, we have not purchased any of the unguaranteed securities that are in the first loss position nor do we currently hold any in our portfolio.

•
CMBS - We are not currently an active purchaser of CMBS. However, we continue to hold a portfolio of CMBS and other multifamily investment securities that we acquired under a prior buy-and-hold investment strategy. This portfolio is declining over time.

•
Swaptions on credit indices - We purchase swaptions on credit indices in order to obtain protection against adverse movements in market spreads which may affect the profitability of our K Certificate or SB Certificate transactions.

Customers

Our multifamily loan volume is sourced through our approved lenders, who are primarily non-bank real estate finance companies and banks. We generally provide post-construction financing to apartment project operators with established performance records. The following graphs show the concentration of our 2016 multifamily new business volume by our largest sellers and loan servicing by our largest servicers as of December 31, 2016. Any seller or servicer with a 10% or greater share is listed separately.

Freddie Mac 2016 Form 10-K	63

Management's Discussion and Analysis	Our Business Segments | Multifamily

Percentage of Multifamily New Business Volume

Percentage of Multifamily Servicing Volume
Note: Excludes loans underlying securitizations where we are not in first loss position, primarily K Certificates and SB Certificates.

Competition

We compete on the basis of price, service, and products, including our use of certain securitization structures. Our principal competitors in the Multifamily segment are Fannie Mae, FHA, commercial and investment banks, CMBS conduits, dealers, savings institutions, and life insurance companies.

Freddie Mac 2016 Form 10-K	64

Management's Discussion and Analysis	Our Business Segments | Multifamily

MARKET CONDITIONS

The graphs and related discussion below present certain multifamily market indicators, for the most recent five years, that can significantly affect the business and financial results of our Multifamily segment.
Change in Effective Rents for Period Ending December 31,
Source: REIS, Inc.

Apartment Vacancy Rates as of December 31,
Source: REIS, Inc.

Commentary

•
The increase in effective rents (i.e., the average rent paid by the tenant over the term of the lease, adjusted for concessions by the landlord and costs borne by the tenant) declined in 2016 but remains strong relative to long-term averages. In 2017, we expect the increase in effective rents to remain in line with the 2016 increase.

•	Vacancy rates decreased slightly in 2016, remaining well below long-term averages, but are expected to increase during 2017 at a moderate pace.

•
Multifamily property prices have been especially strong, with 12% annualized growth through November 2016. Multifamily property price growth may slow with the expected leveling-off in the rate of effective rent growth, an environment of increasing vacancy rates and interest rates, as well as improving returns for other investment types.

Freddie Mac 2016 Form 10-K	65

Management's Discussion and Analysis	Our Business Segments | Multifamily

Apartment Completions and Net Absorption

Source: REIS, Inc.

K Certificate Benchmark Spreads as of December 31,

Source: Independent Dealers

Commentary

•
Apartment completions are an indication of the supply of rental housing. Net absorption, which is a measurement of the rate at which available apartments are occupied, is an indication of demand for rental housing.

•	Completions and net absorption were roughly equal during 2016. We expect them to remain in balance in 2017.

•	The K Certificate benchmark spread represents the market spread of a typical 10-year senior K Certificate over the U.S. swap curve.

•
The profitability of our K Certificate transactions (as measured by gains and losses on sales of mortgage loans) is affected by the change in the K Certificate benchmark spreads during the period between loan purchase and execution of the K Certificate transaction. These market spread impacts contribute to our earnings volatility, which we try to manage through the size of our securitization pipeline of held-for-sale mortgage loans and through our purchase of swaptions on credit indices.

•	During 2016, K Certificate benchmark spreads tightened due to a reduction in macroeconomic market volatility compared to 2015. This tightening had a positive effect on K Certificate profitability.

Freddie Mac 2016 Form 10-K	66

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Mortgage Debt Outstanding as of December 31,

Source: Federal Reserve Financial Accounts of the United States of America. For 2016, the amount is as of September 30, 2016 (latest available information).

Multifamily Delinquency Rates as of December 31,
Source: Freddie Mac, FDIC Quarterly Banking Profile, Trepp, LLC. (MF CMBS market, excluding REOs), American Council of Life Insurers (ACLI). For 2016, the amounts for FDIC insured institutions and ACLI investment bulletin are as of September 30, 2016 (latest available information).

Commentary

•
There was significant growth in the multifamily market during 2016, driven by increasing property prices, a continued elevated construction pipeline, and low interest rates. As reported by the Federal Reserve, total multifamily mortgage debt outstanding was approximately $1.2 trillion at September 30, 2016 (the latest available information), representing an increase of $63.5 billion (or 6%) since December 31, 2015.

•	Our share of multifamily mortgage debt outstanding has remained relatively stable over the past several years in the 13-15% range.

•	Our multifamily delinquency rates during 2016 remained among the lowest in the industry, ending the year at 3 bps, primarily due to our prior-approval underwriting approach discussed earlier.

•
We expect continued growth in the multifamily mortgage market due to increasing property prices and new completions, along with favorable investment opportunities. We also expect to maintain our share of multifamily mortgage debt outstanding in 2017.

•	We expect the credit losses and delinquency rates for the multifamily mortgage portfolio to remain low in the near term.

Freddie Mac 2016 Form 10-K	67

Management's Discussion and Analysis	Our Business Segments | Multifamily

BUSINESS RESULTS

The graphs and related discussion below present the business results of our Multifamily segment.
New Business Activity

New Business Activity for the Year Ended December 31,

Acquisition of Units by Area Median Income (AMI) for the Year Ended December 31,

Commentary

•
The dollar volume of capped multifamily new business activity transacted during 2016 was $36.5 billion. The 2016 scorecard production cap was increased to $36.5 billion by FHFA during 2016 from an original amount of $31 billion. Business activity associated with certain targeted loan types is excluded and is considered uncapped for purposes of determining the dollar volume of multifamily new business.

Freddie Mac 2016 Form 10-K	68

Management's Discussion and Analysis	Our Business Segments | Multifamily

•	Approximately two-thirds of our multifamily new business activity during 2016 counted towards the 2016 scorecard production cap, and the remaining one-third was uncapped.

•
Nearly 90% of the eligible units we financed during 2016 were affordable to families earning at or below the median income in their area (eligible units are multifamily units that qualify towards our affordable housing goal). We continued our support of workforce housing in the multifamily mortgage market during 2016 through our purchases of manufactured housing community loans and small balance loans.

•
Our multifamily new business activity outstanding commitments were $12.4 billion and $15.0 billion, as of December 31, 2016 and December 31, 2015, respectively. The December 31, 2016 amount includes loan purchase commitments for which we have elected the fair value option.

•	The growth in our new business activity during 2016 was driven by the overall increase in multifamily mortgage debt outstanding.

•
We expect our overall new business volume to increase in 2017; however, we expect our volume in the capped categories to be at or below the 2017 Conservatorship Scorecard cap, which is currently set at $36.5 billion. We also expect to introduce new initiatives to support liquidity and workforce housing in the multifamily mortgage markets.

•	We expect the increased competition from other market participants, particularly banking institutions, to continue.

Freddie Mac 2016 Form 10-K	69

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio

Multifamily Portfolio as of December 31,

Multifamily Investments Portfolio as of December 31,

Commentary

•
Our multifamily portfolio grew in 2016 due to an increase in the guarantee portfolio, which was primarily attributable to our securitization of loans in K Certificate and SB Certificate transactions. This growth was driven by the overall increase in multifamily new business activity in 2016.

•	The decline in less liquid assets in our multifamily investments portfolio during 2016 was primarily due to continued runoff of our held-for-investment mortgage loan and CMBS portfolios.

•
We expect a continued increase in the size of our guarantee portfolio as a result of ongoing K Certificate and SB Certificate transactions. We also expect a continued reduction in our held-for-investment mortgage loan and CMBS portfolios due to ongoing principal repayments and maturities, which will serve to reduce our less liquid assets.

Freddie Mac 2016 Form 10-K	70

Management's Discussion and Analysis	Our Business Segments | Multifamily

Net Interest Yield Earned For the Year Ended December 31,

Commentary

•
Our portfolio of interest-earning assets continued to decline in 2016 primarily as a result of reductions in our held-for-investment loan and CMBS portfolios, consistent with our plans to reduce our holdings of less liquid assets. The interest earning assets that liquidated had lower net interest yields relative to the average portfolio, resulting in an increase in net interest yields in 2016.

Freddie Mac 2016 Form 10-K	71

Management's Discussion and Analysis	Our Business Segments | Multifamily

Guarantee Fees

Average Guarantee Fee Rate Charged on New K Certificates, K Certificates without Subordination, and SB Certificates for the Year Ended December 31,

Average Portfolio Guarantee Fee Rate as of December 31,

Freddie Mac 2016 Form 10-K	72

Management's Discussion and Analysis	Our Business Segments | Multifamily

Commentary

•	The guarantee portfolio increased in 2016 primarily as a result of our ongoing issuance of K Certificates and SB Certificates.

•
The average guarantee fee rate on both the overall guarantee portfolio and on newly issued K Certificates, K Certificates without subordination, and SB Certificates increased in 2016, primarily as a result of increased securitizations of products for which we charge higher fees, such as those with lower subordination rates.

•
The average guarantee fee rate charged on K Certificates and SB Certificates is generally lower than the average guarantee fee rate charged on our other multifamily securitization products and other mortgage-related guarantees. The lower guarantee fee rate on K Certificates and SB Certificates is driven by higher levels of subordination that absorb the large majority of the expected and stress credit losses.

Freddie Mac 2016 Form 10-K	73

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Risk Transfer Activity

New K Certificate and SB Certificate Issuances for the Year Ended December 31,

Cumulative K Certificate and SB Certificate Issuances as of December 31,

Note: The charts above do not include certain SB Certificates where the underlying loans were underwritten by Freddie Mac after (rather than at) origination and were not purchased by Freddie Mac prior to securitization.

Commentary

•
The number and dollar volume of our K Certificate and SB Certificate issuances increased during 2016 as a result of our strong new business volume during the year. We expect these issuances to continue at similar levels during 2017.

•	Nearly 90% of the loans we purchased in 2016 were designated for securitization.

•	While we expect to use K Certificates and SB Certificates as the primary methods to transfer multifamily credit risk in 2017, we also expect to introduce new initiatives to transfer credit risk.

Freddie Mac 2016 Form 10-K	74

Management's Discussion and Analysis	Our Business Segments | Multifamily

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Multifamily segment.

	Year Ended December 31,			Change 2016 - 2015		Change 2015 - 2014
(Dollars in millions)	2016	2015	2014	$	%	$	%
Net interest income	$1,022	$1,049	$948	($27)	(3)%	$101	11%
Guarantee fee income	511	339	254	172	51%	85	33%
Benefit (provision) for credit losses	22	26	55	(4)	(15)%	(29)	(53)%
Gains (losses) on loans and other non-interest income	1,166	(198)	1,104	1,364	689%	(1,302)	(118)%
Derivative gains (losses)	407	372	335	35	9%	37	11%
Administrative expense	(362)	(325)	(274)	(37)	(11)%	(51)	(19)%
Other non-interest expense	(58)	(60)	(14)	2	3%	(46)	(329)%
Segment Earnings before income tax expense	2,708	1,203	2,408	1,505	125%	(1,205)	(50)%
Income tax expense	(890)	(376)	(772)	(514)	(137)%	396	51%
Segment Earnings, net of taxes	1,818	827	1,636	991	120%	(809)	(49)%
Total other comprehensive income (loss), net of tax	(236)	(261)	(177)	25	10%	(84)	(47)%
Total comprehensive income (loss)	$1,582	$566	$1,459	$1,016	180%	($893)	(61)%
Key Drivers:

•	Net interest income

◦	2016 vs. 2015 - declined primarily due to lower balances of interest earning assets, as we reduce our less liquid assets, and lower net prepayment fee income in 2016.

◦
2015 vs. 2014 - increased primarily due to changes in the composition of our multifamily portfolio, as lower yielding legacy loans and securities were replaced during 2015 with purchases of higher-yielding loans to support future securitizations.

•	Guarantee fee income

◦	2016 vs. 2015 and 2015 vs. 2014 - increased primarily due to higher average multifamily guarantee portfolio balances as a result of ongoing issuances of K Certificates and SB Certificates.

•
Gains (losses) on loans and other non-interest income, derivative gains (losses), and total other comprehensive income (loss) are evaluated together as they are collectively driven by a combination of market spread-related and interest rate-related fair value changes. We use derivatives in the Multifamily segment to economically offset interest rate-related fair value changes of certain assets. The fair value changes of these economically hedged assets are included in gains (losses) on loans and other non-interest income and total other comprehensive income (loss). The interest rate-related portion of these changes and the interest rate-related derivative fair value changes that are included in derivative gains (losses) largely offset each other and, as a result, there is minimal net impact on total comprehensive income for the Multifamily segment from interest rate-related derivatives. We also recently began using derivatives in the Multifamily segment to economically offset a portion of the market spread-related fair value changes of certain assets.

◦	2016 vs. 2015 - gains in these items increased, in the aggregate, primarily due to improved pricing on K Certificates and SB Certificates, as well as improved market spread-related fair value

Freddie Mac 2016 Form 10-K	75

Management's Discussion and Analysis	Our Business Segments | Multifamily

changes. K Certificate benchmark spreads tightened during 2016, resulting in gains, compared to spread widening during 2015, which resulted in losses.

◦
2015 vs. 2014 - gains in these items decreased, in the aggregate, due to market spread-related fair value changes. The widening of K Certificate benchmark spreads during 2015 resulted in losses while the spread tightening during 2014 resulted in gains.

Freddie Mac 2016 Form 10-K	76

Management's Discussion and Analysis	Our Business Segments | Investments

INVESTMENTS
BUSINESS OVERVIEW

The Investments segment reflects results from three primary activities:

•
Managing the company’s mortgage-related investments portfolio, excluding Multifamily segment investments, single-family seriously delinquent loans, and the credit risk of single-family performing loans;

•	Managing the treasury function for the company, including funding and liquidity; and

•	Managing interest-rate risk for the company.
The objectives of our Investments segment are to make appropriate risk and capital management decisions, effectively execute our strategy and be responsive to market conditions. The Investments segment supports our primary business strategies by creating:
A Better Freddie Mac:

•
Engaging in economically sensible transactions to reduce our less liquid assets, including non-agency mortgage-related securities, and to reduce the balance of our reperforming loans and our performing modified loans;

•	Managing the mortgage-related investments portfolio’s risk-versus-return profile based on our internal economic capital framework;

•	Enhancing the liquidity of our issued securities in the secondary mortgage market to support our business needs;

•	Responding to market opportunities by efficiently funding the company's business activities; and

•	Managing the company's economic interest-rate risk through the use of derivatives and other debt.
A Better Housing Finance System:

•	Expanding and improving the delivery of mortgage capital markets services through our cash loan purchase program, in conjunction with the Single-family Guarantee segment; and

•
Implementing the single (common) security initiative for Freddie Mac and Fannie Mae, which is intended to increase the liquidity of the TBA market and to reduce the disparities in trading value between our PCs and Fannie Mae's single-class mortgage-related securities.

Although we manage our business on an economic basis, we have executed certain transactions in an effort to reduce the probability of a draw due to changes in interest rates. Also, we may forgo certain investment opportunities for a variety of reasons, including the limit on the size of our mortgage-related investments portfolio or the risk that a particular accounting treatment may create earnings volatility as well as result in a future draw from Treasury. For additional information on the limits on the mortgage-related investments portfolio established by the Purchase Agreement and by FHFA, see "Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness."
Products and Activities

Investing and Related Activities
In our Investments segment, we manage the following types of products:

Freddie Mac 2016 Form 10-K	77

Management's Discussion and Analysis	Our Business Segments | Investments

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

•
Non-agency mortgage-related securities - We generally no longer purchase non-agency mortgage-related securities that have not been guaranteed by a GSE, but continue to have a large portfolio of non-agency mortgage-related securities that we acquired in prior years. We are working, in some cases in conjunction with other investors, to mitigate or recover losses we recognized in prior years. In recent years, we and FHFA reached settlements with a number of institutions. Lawsuits against other institutions are currently pending. Our activities with respect to this product are primarily sales but could include other disposition strategies in the future.

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

The strategies employed to manage each category may differ. We securitize a majority of the loans acquired through our cash loan purchase program into Freddie Mac mortgage-related securities, primarily PCs, which may be sold to investors or retained in our mortgage-related investments portfolio. As part of the Retained Portfolio plan, we are reducing the balance of our reperforming loans and performing modified loans through a variety of methods, including the following:

◦
Securitization into Freddie Mac PCs, with all of the resulting mortgage-related securities initially being retained. We may resecuritize a portion of the retained mortgage-related securities, with some of the resulting interests being sold to third parties;

◦	Direct loan sales; and

◦	Sales and securitization using a senior subordinate securitization structure, in which we guarantee the resulting senior securities.
In the future, we may pursue other disposition strategies. Seriously delinquent loans continue to be reduced through loss mitigation and foreclosure activities, as well as through sales of certain non-performing loans.

•
Other investments and cash portfolio - This portfolio is principally used for short-term liquidity management and consists of: (i) the Liquidity and Contingency Operating Portfolio, (ii) cash and other investments held by consolidated trusts, (iii) collateral pledged by derivative and other counterparties; (iv) investments in unsecured agency debt, and (v) advances to lenders. In our advances to lenders program, we provide funds to lenders in exchange for Freddie Mac PCs that are created through the securitization of mortgage loans that have been pledged as collateral for the secured lending. In the future, we may execute certain secured financing transactions using various types of collateral.

We evaluate the liquidity of our mortgage-related assets based on three categories (in order of liquidity):

Freddie Mac 2016 Form 10-K	78

Management's Discussion and Analysis	Our Business Segments | Investments

•
Liquid: single-class and multi-class agency securities, excluding certain structured agency securities collateralized by non-agency mortgage-related securities. Also includes certain non-agency mortgage-related securities guaranteed by a GSE;

•
Securitization Pipeline: performing single-family loans purchased for cash and primarily held for a short period until securitized, with the resulting Freddie Mac issued securities being sold or retained; and

•
Less Liquid: assets that are less liquid than both agency securities and loans in the securitization pipeline (e.g., reperforming loans, performing modified loans, and non-agency mortgage-related securities not guaranteed by a GSE).

As a well-established disposition path exists for our single-family loans included in the securitization pipeline, we consider those assets to be more liquid than non-agency securities and reperforming loans and performing modified loans, but less liquid than single-class and multi-class agency securities.
As part of our Retained Portfolio plan, we are focused on reducing the balance of less liquid assets that we hold in the mortgage-related investments portfolio through a combination of repayments, sales and securitizations.
We may undertake various activities in an effort to support our presence in the agency securities market or to support the liquidity of our PCs, including their price performance relative to comparable Fannie Mae securities. These activities may include the purchase and sale of agency securities, the purchase of loans, dollar roll transactions, and structuring activities, such as resecuritization of existing agency securities and the sale of some or all of the resulting securities. Depending upon market conditions, there may be substantial variability in any period in the total amount of securities we purchase or sell. In some cases, the purchase or sale of agency securities could adversely affect the price performance of our PCs relative to comparable Fannie Mae securities.
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
Funding and Liquidity Management Activities
Our Treasury function manages the funding needs of the company, including the Investments segment, primarily through the issuance of unsecured other debt. The type and term of debt issued is based on a variety of factors and is designed to efficiently meet our ongoing cash needs and to comply with our Liquidity Management Framework. This Framework provides a mechanism for us to sustain significant periods of market illiquidity, while being able to maintain certain business activities and remain current on our obligations. See "Liquidity and Capital Resources - Liquidity Management Framework" for additional discussion of our Liquidity Management Framework.
We primarily use the following types of products as part of our funding and liquidity management activities:

•	Securities sold under agreements to repurchase - Collateralized short-term borrowings where we sell securities to a counterparty with an agreement to repurchase those securities at a future date.

Freddie Mac 2016 Form 10-K	79

Management's Discussion and Analysis	Our Business Segments | Investments

•
Discount Notes and Reference Bills - We issue short-term instruments with maturities of one year or less. These products are generally sold on a discounted basis, paying principal only at maturity. Reference Bills are auctioned to dealers on a regular schedule, while discount notes are issued in response to investor demand and our cash needs.

•	Medium-term Notes - We issue a variety of fixed-rate and variable-rate medium-term notes, including callable and non-callable securities, and zero-coupon securities, with various maturities.

•	Reference Notes Securities - Reference Notes securities are non-callable fixed-rate securities, which we currently issue with original maturities greater than or equal to two years.
In addition, proceeds from the issuance of STACR and SCR debt notes are used to meet the funding needs of the company. We consider the issuance of these debt notes when managing the treasury function for the company. For a description of the STACR debt notes, see “Our Business Segments - Single-Family Guarantee - Business Overview - Products and Activities,” and for a description of the SCR debt notes, see “Our Business Segments - Multifamily - Business Overview - Products and Activities.”
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
See "Liquidity and Capital Resources" for a further discussion of our funding and liquidity management activities.
Interest-Rate Risk Management Activities
Our goal is to manage the economic interest-rate risk for the company within management approved levels, as measured by our models. See "Risk Management - Market Risk” for additional information, including the measurement of the interest rate sensitivity of our financial assets and liabilities.
Typically there is an interest rate risk mismatch between our financial assets and the other debt that we use to fund those assets. We typically use interest-rate derivatives to reduce the economic risk exposure due to this mismatch. Using our risk management practices described in the "Risk Management - Market Risk" section, we seek to reduce this impact to low levels.
We also could consider the expected holding periods of our financial assets and liabilities. Our debt terms are generally shorter than our assets' projected life. As a result, we will likely have to reissue debt to continue to hold the assets. Changes in market spreads on future debt issuances may affect the future cash flows of our portfolio. We at times attempt to manage the impact of interest rates on future debt issuance. Additionally, financial assets that are likely to be sold prior to their final maturity may have a different debt and derivative mix than financial assets that we plan to hold for a longer period. As a result, interest rate risk measurements for those assets may include additional assumptions (such as a view on expected changes in market spreads) concerning their price sensitivity rather than just a longer-term view of cash flows.
To manage our interest rate risk, we primarily use interest rate swaps, options, swaptions, and futures. When we use derivatives to mitigate our risk exposures, we consider a number of factors, including cost, exposure to counterparty risk, and our overall risk management strategy.

Freddie Mac 2016 Form 10-K	80

Management's Discussion and Analysis	Our Business Segments | Investments

Securitization Activities
We manage the company's securitization and resecuritization activities related to single-family loans. See "Our Business Segments - Single-Family Guarantee" for a discussion of our single-family securitization and guarantee products.
Customers

Our unsecured other debt securities and structured mortgage-related securities are initially purchased by dealers and redistributed to their customers. The customers for these securities generally include state and local governments, insurance companies, money managers, central banks, depository institutions, and pension funds. Our customers under our loan cash purchase program are a variety of lenders, as discussed in “Our Business Segments - Single-Family Guarantee - Business Overview - Customers.”
Competition

Our competitors in the Investments segment are firms that invest in loans and mortgage-related assets, and issue corporate debt, including Fannie Mae, REITs, supranationals (international institutions that provide development financing for member countries), commercial and investment banks, dealers, savings institutions, insurance companies, the Federal Farm Credit Banks, and the FHLBs.

Freddie Mac 2016 Form 10-K	81

Management's Discussion and Analysis	Our Business Segments | Investments

MARKET CONDITIONS

The following graph and related discussion presents the par swap rate curve for the most recent three years. Changes in par swap rates can significantly affect the fair value of our debt, derivatives, and mortgage and non-mortgage-related securities. As a result, changes in par swap rates will affect the business and financial results of our Investments segment.
Par Swap Rates as of December 31,
Sources: Bloomberg, ICAP
Commentary

•
We primarily, but not exclusively, use LIBOR-based derivatives and fixed-rate debt to hedge our interest rate risk. The mortgage-related investments portfolio's exposure to interest rate risk is calculated by our models that project loan and security cash flows over a variety of scenarios. For additional information on our exposure to interest rate risk, see "Risk Management - Market Risk."

Freddie Mac 2016 Form 10-K	82

Management's Discussion and Analysis	Our Business Segments | Investments

•	2016 vs. 2015

◦
The 2-year and 10-year swap rates increased, resulting in gains for our pay-fixed interest rate swaps and losses for our receive-fixed interest rate swaps, certain of our option contracts, and the vast majority of our investments in securities.

◦
3-month LIBOR increased during the fourth quarter of 2016, resulting in higher yields for our short-term interest-earning assets, higher costs for our short-term interest-bearing liabilities, and interest-rate related losses for certain of our shorter duration trading securities.

•	2015 vs. 2014

◦
The 10-year and 30-year swap rates declined during both periods, resulting in losses for our pay-fixed interest rate swaps and gains for our receive-fixed interest rate swaps, certain of our option contracts, and the vast majority of our investments in securities.

◦
As the 10-year and 30-year swap rates declined less in 2015 than in 2014 and the yield curve did not flatten as much, the impact of interest rates on our financial instruments and financial results was less significant during 2015 as compared to 2014.

◦
In December 2015, the Federal Reserve raised short-term interest rates. As a result, shorter-term interest rates, including the 3-month LIBOR rate, increased in December 2015. The increase in 3-month LIBOR resulted in higher yields for our short-term interest-earning assets, higher costs for our short-term interest-bearing liabilities, and interest-rate related losses for certain of our shorter duration trading securities.

Freddie Mac 2016 Form 10-K	83

Management's Discussion and Analysis	Our Business Segments | Investments

BUSINESS RESULTS

The graphs and related discussion below present the business results of our Investments segment.
Investing Activity

The following graphs presents the Investments segment's total investments portfolio and the composition of its mortgage investments portfolio by liquidity category.

Investments Portfolio

Mortgage Investments Portfolio

Commentary

•
We continue to reduce the size of our mortgage investments portfolio in order to comply with the mortgage-related investments portfolio's year-end limits. The balance of our mortgage investments portfolio declined 11.5% between December 31, 2015 and December 31, 2016.

•
The balance of our other investments and cash portfolio decreased 5.4% primarily due to lower near-term cash needs for upcoming maturities and anticipated calls of other debt at the end of 2016 compared to the end of 2015.

•
The percentage of less liquid assets relative to our total mortgage investments portfolio declined to 34.4% at December 31, 2016 from 38.8% at December 31, 2015, primarily due to repayments, sales and securitizations of our less liquid assets.

•	The overall liquidity of our mortgage investments portfolio continued to improve as our less liquid assets decreased at a faster pace than the overall decline of our mortgage investments portfolio.

Freddie Mac 2016 Form 10-K	84

Management's Discussion and Analysis	Our Business Segments | Investments

Reduction In Less Liquid Assets

Securitizations of Reperforming Loans and Performing Modified Loans into Freddie Mac PCs

Sales of Less Liquid Assets

Commentary

•
Since 2013, we have focused on reducing, in an economically sensible manner, our holdings of certain less liquid assets, including single-family reperforming loans and performing modified loans and non-agency mortgage-related securities. Our disposition strategies for our less liquid assets include securitizations and sales.

•
Our principal strategy related to the securitization of reperforming loans and performing modified loans is to create Freddie Mac PCs and initially retain all of the resulting mortgage-related securities. This strategy also includes the resecuritization of a portion of the retained mortgage-related securities, with some of the resulting interests being sold to third parties.

•
During 2016, our sales of less liquid assets included $8.1 billion in UPB of non-agency mortgage-related securities and $1.1 billion of reperforming loans and performing modified loans.  Our sales of reperforming loans and performing modified loans involved securitization of the loans using a senior subordinate securitization structure, in which we guaranteed the resulting senior securities. As part of these transactions, we retained certain of the guaranteed senior securities for our mortgage-related investments portfolio.

Freddie Mac 2016 Form 10-K	85

Management's Discussion and Analysis	Our Business Segments | Investments

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balance
Commentary

•	Net Interest Yield

◦
2016 vs. 2015 - declined 37 basis points, primarily due to a reduction in the balance of our higher yielding mortgage-related assets due to repayments, coupled with higher hedging costs from an increase in amortization of upfront cash paid for swaptions. The upfront cash paid for swaptions is amortized on a straight-line basis and reclassified from derivative gains (losses) into net interest income for purposes of segment earnings. The increase in amortization is due to an increase in upfront cash paid for swaptions to hedge our increased exposure to mortgage prepayment risk due to the continued low interest rate environment in 2016.

◦
2015 vs. 2014 - declined 5 basis points, primarily due to a decline in the average yield earned from the mortgage-related assets that we manage. This decline was primarily driven by the repayment of certain higher-yielding agency securities. Although we acquired additional agency securities to replace certain of those securities that were repaid, the new securities had lower yields due to an overall lower interest rate environment.

•	Average Investments Portfolio Balance

◦	2016 vs. 2015 and 2015 vs. 2014 - declined in each period primarily due to the repayment and sale of non-agency mortgage-related securities and certain reperforming loans and performing

Freddie Mac 2016 Form 10-K	86

Management's Discussion and Analysis	Our Business Segments | Investments

modified loans. This decline was partially offset by an increase in our purchase of single-family loans for our securitization pipeline, and in our purchase of U.S. Treasury securities, which are included in the other investments and cash portfolio. The overall decline in our average investments portfolio balance is consistent with our efforts to comply with the year-end limits on the mortgage-related investments portfolio established by the Purchase Agreement and FHFA.

•	We expect our average investments portfolio balance to continue to decline in 2017 as we manage the size of our mortgage-related investments portfolio pursuant to the portfolio limit.

Freddie Mac 2016 Form 10-K	87

Management's Discussion and Analysis	Our Business Segments | Investments

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Investments segment.

	Year Ended December 31,			Change 2016 - 2015		Change 2015 - 2014
(Dollars in millions)	2016	2015	2014	$	%	$	%
Net interest income	$2,464	$3,902	$4,381	($1,438)	(37)%	($479)	(11)%
Net impairment of available-for-sale securities recognized in earnings	269	420	(140)	(151)	(36)%	560	400%
Derivative gains (losses)	2,499	(70)	(5,158)	2,569	3,670%	5,088	99%
Gains (losses) on trading securities	(1,077)	(737)	(276)	(340)	(46)%	(461)	(167)%
Other non-interest income	1,865	2,288	8,095	(423)	(18)%	(5,807)	(72)%
Administrative expense	(320)	(317)	(437)	(3)	(1)%	120	27%
Segment Earnings before income tax (expense) benefit	5,700	5,486	6,465	214	4%	(979)	(15)%
Income tax (expense) benefit	(1,873)	(1,715)	(1,945)	(158)	(9)%	230	12%
Segment Earnings, net of taxes	3,827	3,771	4,520	56	1%	(749)	(17)%
Total other comprehensive income (loss), net of tax	(452)	(356)	1,951	(96)	(27)%	(2,307)	(118)%
Total comprehensive income (loss)	$3,375	$3,415	$6,471	($40)	(1)%	($3,056)	(47)%
The Investments segment manages the interest-rate risk for the company. As a result, substantially all of the net interest rate effect of the company's interest-rate risk management activities is recognized in our Segment Earnings. The volatility in our Segment Earnings created by our interest-rate risk management activities is generally not indicative of the underlying economics of our business. See "Consolidated Results of Operations - Other Key Drivers - Items Affecting Multiple Lines - Debt Funding Strategies and Interest-Rate Risk Management Activities" for additional information on our interest-rate risk management activities and their impact on consolidated financial results.
Key Drivers:

•	Net interest income

◦
2016 vs. 2015 - decreased primarily due to a reduction in the balance of our higher yielding mortgage-related assets due to repayments, coupled with higher hedging costs from an increase in amortization of upfront cash paid for swaptions used to hedge our increased exposure to mortgage prepayment risk due to the continued low interest rate environment in 2016.

◦
2015 vs. 2014 - decreased primarily due to the continued reduction in the balance of our mortgage-related assets. The decline in our mortgage-related assets balance during 2015 was due to repayments, sales, and other active dispositions.

•	Net impairment of available-for-sale securities recognized in earnings

◦
2016 vs. 2015 - was in a net recovery position, as accretion of previously recognized other-than-temporary impairments exceeded new other-than-temporary impairments. The decrease in net recovery position was primarily due to less accretion of previously recognized other-than-temporary impairments, as the population of impaired securities continued to decline. The decrease in the population of impaired securities is due to our active disposition of these securities and a decrease in new other-than-temporary impairments due to improved security pricing and stabilized collateral performance.

Freddie Mac 2016 Form 10-K	88

Management's Discussion and Analysis	Our Business Segments | Investments

◦
2015 vs. 2014 - was in a net recovery position during 2015 compared to a net impairment position in 2014, primarily due to the accretion of previously recognized other-than-temporary impairments exceeding new other-than-temporary impairments. New other-than-temporary impairments significantly declined during 2015 as a result of improved security pricing, stabilized collateral performance, and our efforts to sell certain of the previously impaired non-agency mortgage-related securities in prior periods.

•	Derivative gains (losses)

◦
2016 vs. 2015 - improved as we recognized derivative gains during 2016 due to an increase in long-term interest rates during the fourth quarter of 2016, compared to recognizing derivative losses during 2015 due to decreasing long-term interest rates. See "Consolidated Results of Operations - Derivative Gains (Losses)" for additional information.

◦
2015 vs. 2014 - improved as we recognized less derivative losses as a result of a smaller decline in longer-term interest rates during 2015 compared to 2014. See "Consolidated Results of Operations - Derivative Gains (Losses)" for additional information.

•	Gains (losses) on trading securities

◦	2016 vs. 2015 - losses increased primarily due to interest-rate related losses from an increase in longer-term interest rates in the fourth quarter of 2016.

◦
2015 vs. 2014 - losses increased primarily due to interest-rate related losses. While longer-term interest rates decreased, we recognized interest-rate losses due to our purchase of certain securities during the year when rates were lower than rates at December 31, 2015. In addition, we recognized losses due to an increase in short-term interest rates as our trading portfolio contained shorter duration investments, coupled with agency spread widening.

•	Other non-interest income

◦	2016 vs. 2015 - decreased primarily due to a decline in sales of available-for-sale agency and non-agency mortgage-related securities in an unrealized gain position.

◦
2015 vs. 2014 - decreased primarily due to a decline in proceeds received from the settlement of non-agency mortgage-related securities litigation, as most of this litigation settled during prior periods, including 2014. In 2015, we entered into one small settlement to resolve a claim with respect to certain non-agency mortgage-related securities that we held, while we reached settlements with 10 institutions during 2014. We continue to have ongoing litigation with respect to certain other non-agency mortgage-related securities.

•	Other comprehensive income

◦
2016 vs. 2015 - was a loss during both periods. The increase in the loss position was primarily due to unrealized losses on agency securities resulting from an increase in longer-term interest rates, coupled with a decrease in unrealized gains as our non-agency securities portfolio continued to decline consistent with the reduction of our mortgage-related investments portfolio. These changes were partially offset by larger unrealized gains due to greater market spread tightening for our agency securities and a decline in sales of available-for-sale non-agency mortgage-related securities in an unrealized gain position, which resulted in less unrealized gains being reclassified from AOCI to other non-interest income.

Freddie Mac 2016 Form 10-K	89

Management's Discussion and Analysis	Our Business Segments | Investments

◦
2015 vs. 2014 - was a loss during 2015 compared to income during 2014, primarily due to less market spread tightening for our non-agency mortgage-related securities and less impairment-related reclassifications from AOCI to earnings. Other comprehensive income in both periods reflects the reversals of unrealized losses due to the accretion of other-than-temporary impairments in earnings and the reclassification of unrealized gains and losses related to available-for-sale securities that were sold during the respective periods.

Freddie Mac 2016 Form 10-K	90

Management's Discussion and Analysis	Our Business Segments | All Other

ALL OTHER
COMPREHENSIVE INCOME

The table below shows our comprehensive income (loss) for the All Other category.

	Year Ended December 31,			Change 2016-2015		Change 2015-2014
(Dollars in millions)	2016	2015	2014	$	%	$	%
Comprehensive income (loss) - All Other	$—	$28	($41)	($28)	(100)%	$69	168%

Freddie Mac 2016 Form 10-K	91

Management's Discussion and Analysis	Risk Management | Overview

RISK MANAGEMENT
OVERVIEW
Risk is an inherent part of our business activities. We are exposed to four main categories of risk: credit risk, market risk, liquidity risk, and operational risk. We primarily discuss credit risk, market risk, and operational risk in this section. See "Liquidity and Capital Resources" for a discussion of liquidity risk.
Credit risk is the risk associated with the inability or failure of a borrower, issuer or counterparty to meet its financial and/or contractual obligations.
Market risk is the economic risk associated with adverse changes in interest rates, volatility, and spreads.
Liquidity risk is the risk associated with the inability to meet the liquidity needs of the company.
Operational risk is the risk of direct or indirect loss resulting from inadequate or failed internal processes, people, or systems or from external events.
For more discussion of these and other risks facing our business, see “Risk Factors.”
RISK MANAGEMENT FRAMEWORK AND GOVERNANCE STRUCTURE

We manage risk using a three-lines-of-defense risk management framework and governance structure that includes enterprise-wide oversight by the Board and its committees, CERO, CCO, and our corporate ERC. These roles and responsibilities continue to evolve.
The discussion and diagram below present the responsibilities associated with our three-lines-of-defense risk management framework and our governance structure.
We have made considerable enhancements to our risk management framework in recent years, including:

•	Revising our integrated enterprise risk management framework to enable us to place more focus on high risk business processes and activities; and

•	Leveraging our enterprise risk management framework to implement a redesigned and enhanced three-lines-of-defense methodology.
We use our three-lines-of-defense methodology to both strengthen risk ownership in our business units and add clarity to risk management roles and responsibilities. Our framework focuses on balancing ownership of risk by our business units with corporate oversight and independent assurance of the design and effectiveness of our risk management activities. For more information on the role of the Board and its committees, see "Directors, Corporate Governance, and Executive Officers - Board and Committee Information."

Freddie Mac 2016 Form 10-K	92

Management's Discussion and Analysis	Risk Management | Overview

Board of Directors

- Provides enterprise-wide risk oversight, including through its committees
- Evaluates the company's performance against the Corporate Scorecard goals related to risk management

Board Risk Committee

- Approves the enterprise risk policy ("ER Policy"), which establishes the enterprise risk management framework
- Assists the Board in the oversight, on an enterprise-wide basis, of our risk management framework, including management of credit, market, liquidity, and operational risk

Board Audit Committee

- Reviews management's guidelines and policies governing the processes for assessing and managing our risks
- Reviews our major financial risk exposures and the steps management has taken to monitor and control such exposures
- Reviews compliance with legal and regulatory requirements

ERC

- Established by the CEO and chaired by the CERO, comprising members of senior management
- Monitors, coordinates and oversees the risk profile of each line of business and the management of the company's risk consistent with ER Policy
- Reviews aggregate enterprise-wide top-tier risks, including emerging risks and significant risk exposures

1 FIRST LINE OF DEFENSE

Business Units

- Responsible for identifying, assessing, measuring, reporting and managing its risks in conformance with the risk appetite, risk limits, and risk policies and standards approved by senior management and/or our Board or the Board Risk Committee

2 SECOND LINE OF DEFENSE

ERM Division

- Responsible for risk leadership and independent oversight of risk across the company
- Implements the ERM framework and corporate risk policies and standards, which include establishing a risk taxonomy, risk appetite, risk limits, and other monitoring metrics
- Monitors, evaluates and reports our performance against the ERM framework and corporate risk policies, including oversight of escalation as appropriate
- Responsible for approval of significant risk activities
- Responsible for reporting aggregate risk to senior management, the Board, and Board Committees
- Provides effective challenge to first line activities

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

The Internal Audit Division reports independently to the Board Audit Committee

Freddie Mac 2016 Form 10-K	93

Management's Discussion and Analysis	Risk Management | Overview

ECONOMIC CAPITAL

We use an internal economic capital framework as a component in our risk management process, which includes a risk-based measurement of capital adjusted for relevant interest rate and other market, credit, and operational risks. We assign economic capital internally to asset classes based on their respective risks. Economic capital is a factor we consider when we make economic decisions, establish risk limits, and measure profitability. We and Fannie Mae are working with FHFA to develop an overall risk measurement framework for evaluating Freddie Mac's and Fannie Mae's risk management and business decisions during conservatorship, known as the Conservator Capital Framework ("CCF"). FHFA is finalizing key inputs to the CCF, and we expect to begin making risk management and business decisions using the CCF in 2017. We currently expect this will result in limited change to our decision making.

Freddie Mac 2016 Form 10-K	94

Management's Discussion and Analysis	Risk Management | Credit Risk

CREDIT RISK

OVERVIEW

We are exposed to both mortgage credit risk and counterparty credit risk. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a loan that we own or guarantee. Counterparty credit risk is the risk that a counterparty (other than a mortgage borrower) that has entered into a business contract or arrangement with us will fail to meet its obligations.
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
We also hold investments in certain non-mortgage-related securities. As of December 31, 2016, 2015, and 2014, the fair value of our investments in these securities was $21.1 billion, $17.2 billion and $6.7 billion, respectively, and primarily consisted of investments in U.S. Treasury securities. As U.S. Treasury securities are backed by the full faith and credit of the U.S. government, we consider these securities to be free of credit risk. Our investment in other non-mortgage-related securities exposes us to counterparty credit risk. However, we believe such risk exposure is minimal, as the issuers of these securities are primarily major financial institutions, including other GSEs, highly-rated supranational institutions, and government money market funds.
In the sections below, we provide a general discussion of our risk management framework and current risk environment for each of the three types of mortgage credit risk and for counterparty credit risk.

Freddie Mac 2016 Form 10-K	95

Management's Discussion and Analysis	Risk Management | SF Credit Risk

SINGLE-FAMILY MORTGAGE CREDIT RISK

We manage our exposure to single-family mortgage credit risk, which is a type of consumer credit risk, using the following principal strategies:

•	Maintaining policies and procedures for new business activity, including prudent underwriting standards;

•	Offering private investors new and innovative ways to share in the credit risk of the Core single-family book;

•	Monitoring loan performance and characteristics of the single-family credit guarantee portfolio and individual sellers and servicers;

•	Engaging in loss mitigation activities; and

•	Managing foreclosure and REO activities.
Maintaining Policies and Procedures for New Business Activity, Including Prudent Underwriting Standards

We use a delegated underwriting process in connection with our acquisition of single-family loans whereby we set eligibility and underwriting standards and sellers represent and warrant to us that loans they sell to us meet these standards. Our eligibility and underwriting standards evaluate loans based on a number of characteristics.
Limits are established on the purchase of loans with certain higher risk characteristics. These limits are designed to balance our credit risk exposure with the facilitation of affordable housing in a responsible manner. Our purchase guidelines generally provide for a maximum original LTV ratio of 95%, a maximum LTV ratio of 80% for cash-out refinance loans, and no maximum LTV ratio for fixed-rate HARP loans. In March 2015, we began to purchase certain loans with LTV ratios up to 97% under an initiative designed to serve a targeted segment of creditworthy borrowers. We fully discontinued purchases of Alt-A loans in 2009, interest-only loans in 2010, and option ARM loans in 2007.
The majority of our purchase volume is evaluated using our own proprietary underwriting software (Loan Product Advisor (“LPA”)), the seller’s software, or Fannie Mae’s comparable software. The performance of non-LPA loans is monitored to ensure compliance with our risk appetite.
We employ a quality control process to review loan underwriting documentation for compliance with our standards using both random and targeted samples. We also perform quality control reviews of many delinquent loans and review all loans that have resulted in credit losses before the representations and warranties are relieved. Sellers may appeal ineligible loan determinations prior to repurchase of the loan. Our reviews of 2015 originations are largely complete, while our reviews of 2016 originations are ongoing. The average aggregate ineligible loan rate across all sellers for loans funded during 2015, 2014, and 2013, excluding HARP and other relief refinance loans, was approximately 0.8%, 1.1%, and 1.4%, respectively. The most common underwriting defect found in our review of loans funded during 2015 related to the delivery of insufficient income documentation.
We made changes in recent periods to standardize our quality control process and facilitate more timely reviews. These changes allow us to identify breaches of representations and warranties early in the life of

Freddie Mac 2016 Form 10-K	96

Management's Discussion and Analysis	Risk Management | SF Credit Risk

the loan. We also implemented new tools, such as our proprietary Quality Control Information Manager, to provide greater transparency into our customer quality control reviews. In January 2015, we launched Loan Coverage Advisor, a new tool that allows our sellers to track significant events for the loans they sell us, including when the seller obtains relief from its obligation to repurchase loans due to breach of certain representations and warranties. In July 2016, we launched our Loan Advisor Suite, which is a set of integrated software applications designed to give lenders a way to originate and deliver high quality mortgage loans to us and to actively monitor representation and warranty relief earlier in the mortgage loan production process. Further enhancements to this suite of tools are expected in 2017.
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
At the direction of FHFA, we have made a number of changes to our selling and servicing representation and warranty framework for our mortgage loans. FHFA may require further changes to the framework in the future. Under the revised selling framework, sellers are relieved of repurchase obligations for breaches of certain selling representations and warranties for certain types of loans, including:

•	Loans with 36 months (12 months for relief refinance loans) of consecutive, on-time payments after purchase, subject to certain exclusions;

•	Loans that have established an acceptable payment history; and

•	Loans that have satisfactorily completed a quality control review.
As part of the revised framework, we also made changes that provide additional clarity on life-of-mortgage loan exclusions from repurchase relief for breaches of certain selling representations and warranties. These changes are designed to provide sellers with a higher degree of certainty regarding their repurchase exposure and liability on loans sold to us.
In February 2016, at the direction of FHFA, we published guidelines for a new independent dispute resolution process for alleged breaches of selling or servicing representations and warranties on our loans. Under the new process, a neutral third party renders a decision on demands that remain unresolved after the existing appeal and escalation processes have been exhausted.
We recently announced that we expect to offer representation and warranty relief for certain mortgage loans in early 2017 through our Loan Advisor Suite technology solution. Customer adoption of our technology solution is critical to our ability to expand mortgage access responsibly.
The credit quality of our single-family loan purchases remained strong during the past several years. The tables below show the credit profile of the single-family loans we purchased or guaranteed in the last three years.

Freddie Mac 2016 Form 10-K	97

Management's Discussion and Analysis	Risk Management | SF Credit Risk

Weighted Average Original LTV Ratio

Weighted Average Credit Score

The table below contains additional information about the single-family loans we purchased or guaranteed in the last three years.

	Year Ended December 31,
	2016		2015		2014
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
30-year or more amortizing fixed-rate	$307,572	78%	$262,209	75%	$192,458	75%
20-year amortizing fixed-rate	17,011	4	16,470	5	8,677	4
15-year amortizing fixed-rate	61,223	16	58,958	17	38,200	15
Adjustable-rate	6,555	2	12,760	3	15,711	6
FHA/VA and other governmental	146	—	163	—	207	—
Total	$392,507	100%	$350,560	100%	$255,253	100%

Percentage of purchases:
With credit enhancements		26%		23%		25%
Detached/townhome property type		92%		92%		92%
Primary residence		90%		90%		88%
Loan purpose:
Purchase		45%		44%		52%
Cash-out refinance		22%		21%		17%
Other refinance		33%		35%		31%

Freddie Mac 2016 Form 10-K	98

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The table below contains additional detail on the relief refinance loans we purchased.

	Year Ended December 31,
	2016			2015
(UPB in millions)	UPB	Loan Count	Average Loan Size	UPB	Loan Count	Average Loan Size
Above 125% Original LTV	$271	1,799	$151,000	$569	3,766	$151,000
Above 100% to 125% Original LTV	1,107	6,220	178,000	2,043	11,784	173,000
Above 80% to 100% Original LTV	3,034	17,277	176,000	4,938	28,999	170,000
80% and below Original LTV	8,562	60,353	142,000	11,980	85,677	140,000
Total	$12,974	85,649	$151,000	$19,530	130,226	$150,000
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

•
Primary mortgage insurance - Primary mortgage insurance provides loan-level protection against loss up to a specified amount and the premium is typically paid by the borrower. Generally, an insured loan must be in default and the borrower’s interest in the underlying property must have been extinguished, such as through a short sale or foreclosure sale, before a claim can be filed under a primary mortgage insurance policy. The mortgage insurer has a prescribed period of time within which to process a claim and make a determination as to its validity and amount. Most of our loans with LTV ratios above 80% are protected by primary mortgage insurance.

•
Seller indemnification agreement - Requires the seller to absorb a portion of the losses on the related single-family loans in exchange for a fee or a guarantee fee reduction. The indemnification amount may be fully or partially collateralized.

•
Deep MI - Provides additional coverage beyond primary mortgage insurance. Deep MI is a credit enhancement we purchase from affiliates of mortgage insurance companies. Deep MI covers a pool of loans and takes effect immediately upon sale of the mortgage loans to us over a pre-defined loan aggregation period. We require our counterparties to collateralize their exposure to reduce the risk that we will not be reimbursed for our claims under the policies.

•
Lender recourse and indemnification agreements - Require a lender to repurchase a loan upon default or to reimburse us for realized credit losses. Lender recourse and lender indemnification agreements are entered into as an alternative to requiring primary mortgage insurance or in exchange for a lower guarantee fee. We have not used lender recourse or lender indemnification agreements on a broad basis in recent years.

•
Pool insurance - Provides insurance on a group of loans up to a stated aggregate loss limit. We have not purchased pool insurance policies since 2008, and the majority of our pool insurance policies will expire in the next four years.

Freddie Mac 2016 Form 10-K	99

Management's Discussion and Analysis	Risk Management | SF Credit Risk

We also enter into the following types of credit risk transfer transactions subsequent to our purchase or guarantee of loans.

•
STACR debt notes - Unsecured debt obligations that we issue to third-party investors related to certain notional credit risk positions. We make payments of principal and interest on the issued notes. The amount of principal that we are required to pay the STACR debt note investors is linked to the credit performance of certain loans (referred to as a reference pool) that we have previously guaranteed. As a result, we are not required to repay principal to the extent that the notional credit risk position is reduced as a result of a specified credit event.

•
ACIS insurance policies - Policies that provide credit protection on a portion of the non-issued notional credit risk positions we retain in a STACR debt note transaction. We also enter into ACIS transactions that provide credit protection for certain specified credit events on loans not included in a reference pool created for a STACR debt note transaction. We receive compensation from the insurance policy up to an aggregate limit when specified credit events occur.

•
Whole loan securities - Guaranteed senior securities and unguaranteed subordinated securities that we issue which are backed by certain single-family loans that we purchased previously. The unguaranteed subordinated securities will absorb first losses on the related loans. We retain a portion of the subordinated securities. In these transactions, the loans are serviced in accordance with our servicing guide and we control the servicing.

•
Senior subordinate securitization structures - Guaranteed senior securities and unguaranteed subordinated securities that we issue which are backed by seasoned performing modified and reperforming single-family loans that we purchased previously. The unguaranteed subordinated securities will absorb first losses on the related loans. We retain a portion of the subordinated securities. In these transactions, the loans are not serviced in accordance with our servicing guide and we do not control the servicing.

See "Our Business Segments - Single-Family Guarantee" for additional information on these credit risk transfer transactions.
The table below provides information on the credit-enhanced loans in our single-family credit guarantee portfolio. The credit enhanced categories are not mutually exclusive as a single loan may be covered by both primary mortgage insurance and other credit protection.

	As of December 31,
	2016		2015		2014
(Percentage of portfolio based on UPB)	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
Non-credit-enhanced	64%	1.02%	70%	1.30%	77%	1.74%
Credit-enhanced:
Primary mortgage insurance	17%	1.46%	15%	2.06%	14%	3.10%
Other	27%	0.43%	20%	0.58%	12%	1.21%
Total	N/A	1.00%	N/A	1.32%	N/A	1.88%

Freddie Mac 2016 Form 10-K	100

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The table below provides information on the credit enhanced loans in our single-family credit guarantee portfolio as of December 31, 2016 and 2015, respectively. The table includes all types of single-family credit enhancements.

	As of December 31,
	2016			2015
(Dollars in millions)	Total Current and Protected UPB	Coverage Remaining	Collateralized Coverage Remaining (1)	Total Current and Protected UPB	Coverage Remaining	Collateralized Coverage Remaining (1)
Credit enhancements at the time we acquire the loan:
Primary mortgage insurance	$291,217	$74,345	$—	$257,063	$65,760	$—
Seller indemnification(2)	1,030	10	10	1,095	11	7
Deep MI(2)	3,067	81	—	—	—	—
Lender recourse and indemnification agreements	5,247	4,911	—	5,902	5,385	—
Pool insurance	1,719	618	—	2,140	753	—
Other
HFA Indemnifications	1,747	1,747	—	2,599	2,599	—
Subordination	1,874	230	—	2,127	278	—
Other credit enhancements	17	6	—	23	10	—
Credit enhancements subsequent to our purchase or guarantee of the loan:
STACR debt note(2)	427,978	14,507	14,507	328,872	11,551	11,551
ACIS transactions(2)	453,670	5,355	877	328,872	3,365	311
Whole loan security and senior subordinate securitization structures(2)	2,494	375	375	893	58	58
Less: UPB with more than one type of credit enhancement	(559,400)	—	—	(417,393)	—	—
Single-family book with credit enhancement	630,660	102,185	15,769	512,193	89,770	11,927
Single-family book without credit enhancement	1,124,066	—	—	1,189,694	—	—
Total	$1,754,726	$102,185	$15,769	$1,701,887	$89,770	$11,927

(1)
Collateralized coverage includes cash received by Freddie Mac upon issuance of STACR debt notes and unguaranteed whole loan securities, as well as cash and securities pledged for our benefit primarily related to ACIS transactions.

(2)	Credit risk transfer transactions. The substantial majority of single-family loans covered by these transactions were acquired after 2012.
We had coverage remaining of $102.2 billion and $89.8 billion on our single-family credit guarantee portfolio as of December 31, 2016 and 2015, respectively. Credit risk transfer transactions provided 19.9% and 16.7% of the coverage remaining at those dates.
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

Freddie Mac 2016 Form 10-K	101

Management's Discussion and Analysis	Risk Management | SF Credit Risk

on calculated losses or actual losses, which may result in timing differences between the recognition of recoveries and the related credit event. We recognize losses on the loans in the reference pool when losses are incurred. Recoveries from credit risk transfer transactions based on actual losses are recognized when the loss confirming event occurs (i.e., foreclosure, deed in lieu of foreclosure, short sale, etc.), which may be several years after the related losses are incurred. Credit risk transfer transactions based on calculated losses are measured at fair value through earnings, so the change in fair value may be recognized prior to the incurrence of the loss.
We estimate the potential recoveries from our STACR debt note and ACIS transactions using a sensitivity analysis that utilizes our historical loss and prepayment experience related to loans originated during periods that experienced above average home price appreciation, moderate home price appreciation, and severe home price depreciation. We match these loans to similar groups within the reference pools (related to our STACR debt note and ACIS transactions) using LTV ratios and FICO scores. Our recoveries were estimated based on loan losses, net of mortgage insurance claim amounts. These are estimated projections. Our actual losses under the chosen scenarios could differ materially from these estimates. In addition, these estimates do not include interest expense and transaction costs we incur to issue our STACR debt notes, and premiums we pay on ACIS transactions.

(Dollars in millions)	As of December 31, 2016
UPB of loans covered by STACR debt notes and ACIS insurance policies	$427,978
	Performance Under Home Price Scenarios at December 31, 2016
	Above Average Home Price Appreciation (47%)(1)		Moderate Home Price Appreciation (7%)(1)		Severe Home Price Depreciation (-24%)(1)
	Amount	bps	Amount	bps	Amount	bps
Estimated credit losses	$273	6	$1,845	43	$11,003	257
Estimated recoveries from STACR debt notes and ACIS insurance policies	$77	2	$609	14	$7,423	173
Loss coverage ratio	28%	N/A	33%	N/A	68%	N/A
(1) Home price change is over a four-year period.

Freddie Mac 2016 Form 10-K	102

Management's Discussion and Analysis	Risk Management | SF Credit Risk

Monitoring Loan Performance and Characteristics of the Single-Family Credit Guarantee Portfolio and Individual Sellers and Servicers

We review loan performance, including delinquency statistics and related loan characteristics in conjunction with housing market and economic conditions, to determine if our pricing and eligibility standards reflect the risk associated with the loans we purchase and guarantee. We review the payment performance of our loans to facilitate early identification of potential problem loans, which could inform our loss mitigation strategies. We also review performance metrics for additional loan characteristics that may expose us to concentrations of credit risk, including:

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
Single-Family Credit Guarantee Portfolio
Serious delinquency rates continued to decline across our total single-family credit guarantee portfolio in 2016 as economic conditions in many parts of the U.S. continued to improve. Improvement in home prices in many areas of the U.S. during 2016 generally led to improved current LTV ratios of the loans in our single-family credit guarantee portfolio as of December 31, 2016, which contributed to lower credit losses.
The improvement in our serious delinquency rate in 2016 is primarily due to the better performance of newly acquired loans in the Core single-family book, continued loss mitigation and foreclosure activities for loans in the Legacy single-family book as well as sales of certain seriously delinquent loans. The performance of our Core single-family book has benefited from significant home price increases since 2009. As these home price increases moderate and return to long-term historical averages, we expect the performance of our Core single-family book will also moderate. The gradual reduction of our Legacy single-family book also contributed to the improvement in the serious delinquency rate.
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

Freddie Mac 2016 Form 10-K	103

Management's Discussion and Analysis	Risk Management | SF Credit Risk

Portfolio Composition and Credit Losses

Serious Delinquency Rates as of December 31,

Freddie Mac 2016 Form 10-K	104

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The tables below provide credit quality information about our single-family books.

	December 31, 2016
(Dollars in billions)	UPB	Average Credit Score	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Foreclosure and Short Sale Rate(1)	Alt-A %
Core single-family book	$1,275	752	72%	60%	—%	0.15%	—%
HARP and other relief refinance book	265	729	88%	65%	7%	1.14%	—%
Legacy single-family book	215	700	75%	62%	8%	4.26%	15%
Total	$1,755	743	75%	61%	2%	N/A	2%

	December 31, 2015
(Dollars in billions)	UPB	Average Credit Score	Original LTV Ratio	Current LTV Ratio	Current LTV Ratio >100%	Foreclosure and Short Sale Rate(1)	Alt-A %
Core single-family book	$1,129	754	72%	61%	—%	0.15%	—%
HARP and other relief refinance book	303	731	89%	70%	10%	0.95%	—%
Legacy single-family book	270	702	75%	66%	12%	4.09%	15%
Total	$1,702	741	75%	63%	4%	N/A	2%

(1)	The foreclosure and short sale rate presented for the Legacy single-family book represents the rate associated with loans originated in 2000 through 2008.
The table below contains a description of some of the loan characteristics we monitor in our single-family credit guarantee portfolio.

Freddie Mac 2016 Form 10-K	105

Management's Discussion and Analysis	Risk Management | SF Credit Risk

Characteristic	Description		Impact on Credit Quality
LTV Ratio
Ratio of the UPB of the loan to the value of the underlying property collateralizing the loan. Original LTV ratio is measured at loan origination; while current LTV (CLTV) ratio is defined as the ratio of the current loan UPB to the estimated current property value.
		•	Measures ability of the underlying property to cover our exposure on the loan
		•	Higher LTV ratios indicate higher risk, as proceeds from sale of the property may not cover our exposure on the loan
Credit Score	Statistically-derived number used by lenders to assess a borrower’s likelihood to repay debt. We primarily use FICO scores, which are currently the most commonly used credit scores.	•	Borrowers with higher credit scores are generally more likely to repay or have the ability to refinance their loans than those with lower scores
		•	Credit scores presented in this Form 10-K are at the time of origination and may not be indicative of the borrowers’ current creditworthiness
Loan Purpose	Indicates how the borrower intends to use the proceeds from a loan (i.e., purchase, cash-out refinance, or other refinance)	•	Cash-out refinancings generally have had a higher risk of default than loans originated in purchase or other refinance transactions
Property Type	Indicates whether the property is a detached single-family house, townhouse, condominium, or co-op	•	Detached single-family houses and townhouses are the predominant type of single-family property
		•	Condominiums historically have experienced greater volatility in home prices than detached single-family houses, which may expose us to more risk
Occupancy Type	Indicates whether the borrower intends to use the property as a primary residence, second home, or investment property	•	Loans on primary residence properties tend to have lower credit risk than loans on second homes or investment properties
Product Type	Indicates the type of loan based on key loan terms, such as the contractual maturity, type of interest rate, and payment characteristics of the loan	•	Loan products that contain terms which result in scheduled changes in monthly payments may result in higher risk
		•	Shorter loan terms result in faster repayment of principal and may indicate lower risk
Second Liens	Indicates whether the underlying property is covered by more than one loan	•	Second liens can increase the risk of default
		•	Borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so

Freddie Mac 2016 Form 10-K	106

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The table below contains details on characteristics of the loans in our single-family credit guarantee portfolio as of December 31, 2016, 2015, and 2014.

	December 31,
(Percentage of portfolio based on UPB)	2016	2015	2014
Original LTV Ratio Range
60% and below	20%	20%	21%
Above 60% to 80%	53%	53%	52%
Above 80% to 100%	23%	22%	21%
Above 100%	4%	5%	6%
Portfolio weighted average original LTV ratio	75%	75%	75%
Current LTV Ratio Range
60% and below	45%	43%	39%
Above 60% to 80%	38%	37%	37%
Above 80% to 100%	15%	16%	18%
Above 100%	2%	4%	6%
Portfolio weighted average current LTV ratio	61%	63%	66%
Credit Score
740 and above	60%	59%	58%
700 to 739	21%	21%	20%
660 to 699	12%	13%	13%
620 to 659	5%	5%	6%
Less than 620	2%	2%	3%
Portfolio weighted average credit score	743	741	740
Loan Purpose
Purchase	35%	32%	30%
Cash-out refinance	21%	21%	21%
Other refinance	44%	47%	49%

In addition, at December 31, 2016, 2015, and 2014:

•	More than 90% of our loans were secured by detached homes or townhomes;

•	Approximately 90% of our loans were secured by properties used as the borrower’s primary residence at origination; and

•	More than 90% of our loans were fixed-rate.
At December 31, 2016, approximately 11% of our loans had second-lien financing by the originator or other third party at origination, and these loans comprised approximately 17% of our seriously delinquent loan population. It is likely that additional borrowers have post-origination second-lien financing.
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

Freddie Mac 2016 Form 10-K	107

Management's Discussion and Analysis	Risk Management | SF Credit Risk

	December 31, 2016
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Original LTV ratio greater than 90%, HARP loans	$115.1	83%	1.8%	1.07%
Original LTV ratio greater than 90%, all other loans	$169.4	82%	7.2%	1.92%
Loans with credit scores below 620 at origination	$37.5	69%	21.7%	5.73%

	December 31, 2015
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Original LTV ratio greater than 90%, HARP loans	$134.2	89%	1.3%	1.16%
Original LTV ratio greater than 90%, all other loans	$144.8	84%	8.4%	2.72%
Loans with credit scores below 620 at origination	$41.3	74%	20.7%	6.67%
In addition, certain combinations of loan attributes can indicate an even higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores. The following tables show the combination of credit score and CLTV ratio attributes of loans in our single-family credit guarantee portfolio.

	December 31, 2016
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Credit score)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Modified(1)
Core single-family book:
< 620	0.2%	2.18%	—%	NM	—%	NM	0.2%	2.45%	3.0%
620 to 659	1.6	1.02%	0.3	1.30%	—	NM	1.9	1.07%	1.3%
≥ 660	60.9	0.15%	9.7	0.22%	0.1	1.88%	70.7	0.16%	0.2%
Not available	—	NM	—	NM	—	NM	—	NM	NM
Total	62.7%	0.18%	10.0%	0.27%	0.1%	3.29%	72.8%	0.20%	0.2%

Relief refinance book:
< 620	0.5%	1.72%	0.2%	3.44%	0.1%	4.50%	0.8%	2.30%	4.5%
620 to 659	0.8	1.11%	0.3	2.25%	0.1	3.54%	1.2	1.55%	2.6%
≥ 660	10.1	0.32%	2.2	1.08%	0.8	1.92%	13.1	0.52%	0.8%
Not available	—	NM	—	NM	—	NM	—	NM	NM
Total	11.4%	0.44%	2.7%	1.37%	1.0%	2.31%	15.1%	0.69%	1.1%

Legacy single-family book:
< 620	0.8%	6.23%	0.2%	12.70%	0.1%	20.28%	1.1%	8.05%	33.7%
620 to 659	1.3	4.41%	0.3	9.75%	0.3	16.40%	1.9	5.83%	27.8%
≥ 660	7.0	1.92%	1.4	6.65%	0.6	11.79%	9.0	2.63%	13.3%
Not available	0.1	4.90%	—	NM	—	NM	0.1	5.58%	15.8%
Total	9.2%	2.65%	1.9%	8.04%	1.0%	14.14%	12.1%	3.59%	17.1%

Freddie Mac 2016 Form 10-K	108

Management's Discussion and Analysis	Risk Management | SF Credit Risk

	December 31, 2015
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Credit score)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Modified(1)
Core single-family book:
< 620	0.2%	2.32%	—%	NM	—%	NM	0.2%	2.74%	2.9%
620 to 659	1.3	1.05%	0.2	1.49%	—	NM	1.5	1.13%	1.2%
≥ 660	55.8	0.15%	8.7	0.28%	0.1	1.85%	64.6	0.17%	0.2%
Not available	—	NM	0.1	4.41%	—	NM	0.1	3.41%	3.1%
Total	57.3%	0.18%	9.0%	0.34%	0.1%	3.49%	66.4%	0.21%	0.2%

Relief refinance book:
< 620	0.6%	1.65%	0.2%	3.06%	0.1%	4.65%	0.9%	2.38%	3.4%
620 to 659	0.7	1.03%	0.4	2.12%	0.2	3.31%	1.3	1.60%	2.0%
≥ 660	10.7	0.29%	3.4	1.02%	1.5	1.85%	15.6	0.56%	0.6%
Not available	—	NM	—	NM	—	NM	—	NM	NM
Total	12.0%	0.40%	4.0%	1.25%	1.8%	2.20%	17.8%	0.72%	0.8%

Legacy single-family book:
< 620	0.8%	6.57%	0.3%	13.74%	0.2%	21.39%	1.3%	9.09%	30.7%
620 to 659	1.5	4.73%	0.5	10.85%	0.4	17.73%	2.4	6.82%	25.0%
≥ 660	8.5	1.99%	2.2	7.26%	1.2	12.84%	11.9	3.08%	11.6%
Not available	0.2	5.12%	—	NM	—	NM	0.2	5.95%	13.5%
Total	11.0%	2.74%	3.0%	8.66%	1.8%	15.03%	15.8%	4.12%	14.9%

(1)	NM - not meaningful due to the percentage of the portfolio rounding to zero.
Higher Risk Loan Product Types
There are several types of loan products that contain terms which result in scheduled changes in the borrower’s monthly payments after specified initial periods, such as interest-only and option ARM loans. These products may result in higher credit risk because the payment changes may increase the borrower’s monthly payment, resulting in a higher risk of default. The majority of these loans are in our Legacy single-family book. Only a small percentage of our Core single-family book consists of ARM loans.
The balance of interest-only and option ARM loans declined significantly in recent years as many of these borrowers have repaid or refinanced their loans, received loan modifications, or completed foreclosure alternatives or foreclosure transfers.
While we have not categorized option ARM loans as either subprime or Alt-A for presentation in this Form 10-K and elsewhere in our reporting, they could exhibit similar credit performance to collateral sometimes referred to as subprime or Alt-A by market participants. For reporting purposes, loans within the option ARM category continue to be presented in that category following a modification of the loan, even though the modified loan no longer provides for optional payment provisions.

Freddie Mac 2016 Form 10-K	109

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The table below provides credit characteristic information on higher risk loan product types.

	December 31, 2016
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Amortizing ARM and option ARM(1)	$60.5	53%	1.7%	1.20%
Interest-only	$16.6	73%	0.1%	4.34%
Step-rate modified	$32.0	78%	100%	6.37%

	December 31, 2015
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate
Amortizing ARM and option ARM(1)	$71.5	56%	1.6%	1.61%
Interest-only	$22.0	80%	0.1%	6.02%
Step-rate modified	$38.3	85%	100%	7.34%

(1)
Includes $4.1 billion and $5.0 billion in UPB of option ARM loans as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the option ARM loans had: (a) current LTV ratios of 64% and 71%, (b) loan modification percentages of 14.6% and 14.0%; and (c) serious delinquency rates of 5.24% and 8.01%, respectively.

The table below shows the timing of scheduled payment changes for certain types of loans within our single-family credit guarantee portfolio. The amounts in the table below are aggregated by product type and categorized by the year in which the loan will experience a payment change. The timing of the actual payment change may differ from that presented in the table due to a number of factors, including if the borrower refinances the loan. Loans where the year of first payment change is 2016 or prior have already had one or more payment changes as of December 31, 2016; loans where the year of first payment change is 2017 or later have not had a payment change as of December 31, 2016 and will not experience a payment change until a future period. Step-rate modified loans are shown in each year that the borrower will experience a scheduled interest-rate increase; therefore, a single loan may be included in multiple periods. However, the total of step-rate loans in the table reflects the ending UPB of such loans as of December 31, 2016.

	December 31, 2016
(Dollars in millions)	2016 and Prior	2017	2018	2019	2020	2021	Thereafter	Total(1)
ARM/amortizing	$15,024	$2,652	$3,443	$6,282	$7,704	$7,122	$13,861	$56,088
ARM/interest-only	9,013	3,888	1,572	89	200	—	—	14,762
Fixed/interest-only	270	1,201	269	4	2	17	72	1,835
Step-rate modified	20,071	21,347	14,855	5,517	4,124	2,937	435	32,035
Total	$44,378	$29,088	$20,139	$11,892	$12,030	$10,076	$14,368	$104,720

(1)	Excludes loans underlying certain other securitization products, since the payment change information is not available to us for these loans.
We believe that the performance of these types of loans has been more affected by macroeconomic conditions, such as unemployment rates and cumulative home price declines in many geographic areas since 2006, than by the increase in the borrower’s monthly payment. However, we continue to monitor the performance of these loans as many have experienced a payment change or are scheduled to have a payment change in 2017 or 2018, which is likely to subject the borrowers to higher monthly payments. Since a substantial portion of these loans were originated in 2005 through 2008 and are located in geographic areas that were most affected by declines in home prices that began in 2006, we believe that the serious delinquency rate for these types of loans will remain high in 2017.

Freddie Mac 2016 Form 10-K	110

Management's Discussion and Analysis	Risk Management | SF Credit Risk

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
Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $1.3 billion and $1.5 billion of security collateral underlying our other securitization products at December 31, 2016 and 2015, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continued to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, part of our relief refinance initiative, or part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-K and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to December 31, 2016, we have purchased approximately $34.4 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio, including $1.6 billion in 2016.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.

	December 31, 2016				December 31, 2015
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$32.6	72%	25.9%	5.21%	$40.2	77%	23.1%	6.32%
The UPB of Alt-A loans in our single-family credit guarantee portfolio declined during 2016 primarily due to borrowers refinancing into other mortgage products, foreclosure transfers, and other liquidation events. Significant portions of the Alt-A loans in our portfolio are concentrated in Arizona, California, Florida, and Nevada.

Freddie Mac 2016 Form 10-K	111

Management's Discussion and Analysis	Risk Management | SF Credit Risk

Geographic Concentrations
We purchase mortgage loans from across the U.S. and maintain a geographically diverse portfolio. However, local economic conditions can affect borrowers’ ability to repay and the value of the underlying collateral, leading to concentrations of credit risk in certain geographic areas.
The following table presents certain geographic concentrations in our single-family credit guarantee portfolio. The states presented below had the largest number of seriously delinquent loans as of December 31, 2016. See Note 12 for additional information on the concentration of credit risk in our single-family credit guarantee portfolio.

	As of December 31, 2016			Full Year 2016 Credit Losses	As of December 31, 2015			Full Year 2015 Credit Losses	As of December 31, 2014			Full Year 2014 Credit Losses
(Dollars in millions)	SDQ Loan Count	% of SDQ Loans	SDQ Rate		SDQ Loan Count	% of SDQ Loans	SDQ Rate		SDQ Loan Count	% of SDQ Loans	SDQ Rate
New York	9,574	9%	2.05%	$163	13,981	10%	2.94%	$557	19,462	10%	4.06%	$167
Florida	9,355	9	1.42%	157	14,070	10	2.16%	850	25,656	13	3.92%	1,057
Illinois	7,291	7	1.34%	170	8,841	6	1.62%	381	11,902	6	2.17%	395
New Jersey	6,913	7	2.26%	204	11,978	9	3.90%	689	16,960	8	5.49%	239
California	5,992	6	0.46%	83	7,669	5	0.60%	215	11,386	6	0.92%	197
All Others	66,809	62	0.90%	951	83,182	60	1.12%	1,996	112,700	57	1.52%	1,784
Total	105,934	100%	1.00%	$1,728	139,721	100%	1.32%	$4,688	198,066	100%	1.88%	$3,839
The following table presents our single-family charge-offs and recoveries in each geographic region. See "Single-Family Credit Guarantee Portfolio" in Note 12 for a description of these regions.

	Year Ended December 31,
	2016			2015			2014
(Dollars in millions)	Charge-offs, gross (1)	Recoveries	Charge-offs, net	Charge-offs, gross(1)	Recoveries	Charge-offs, net	Charge-offs, gross(1)	Recoveries	Charge-offs, net
Northeast	$752	($188)	$564	$2,056	($207)	$1,849	$1,120	($238)	$882
North Central	425	(94)	331	854	(149)	705	1,001	(259)	742
Southeast	401	(121)	280	1,270	(204)	1,066	1,676	(393)	1,283
West	247	(58)	189	688	(105)	583	861	(284)	577
Southwest	113	(36)	77	203	(52)	151	234	(84)	150
Total	$1,938	($497)	$1,441	$5,071	($717)	$4,354	$4,892	($1,258)	$3,634

(1)
Does not include lower-of-cost-or-fair value adjustments and other expenses related to property taxes and insurance recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $1.2 billion, $3.4 billion, and $0.3 billion during 2016, 2015, and 2014, respectively.

Freddie Mac 2016 Form 10-K	112

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The tables below present the concentration of loans in each geographic region by CLTV ratio.

	December 31, 2016
	CLTV <= 80%		CLTV > 80% to 100%		CLTV > 100%		All Loans
	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
North Central	13%	0.67%	3%	1.53%	—%	6.36%	16%	0.93%
Northeast	20	1.04%	4	2.35%	1	10.92%	25	1.45%
Southeast	12	0.92%	3	1.95%	1	6.35%	16	1.19%
Southwest	11	0.71%	2	1.13%	—	6.75%	13	0.78%
West	27	0.43%	3	1.38%	—	5.00%	30	0.57%
Total	83%	0.74%	15%	1.75%	2%	7.43%	100%	1.00%

	December 31, 2015
	CLTV <= 80%		CLTV > 80% to 100%		CLTV > 100%		All Loans
	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate	% of Portfolio	SDQ Rate
North Central	13%	0.73%	3%	1.91%	1%	6.23%	17%	1.13%
Northeast	20	1.28%	5	3.55%	1	13.35%	26	2.04%
Southeast	12	1.08%	3	2.54%	1	7.15%	16	1.57%
Southwest	10	0.76%	2	1.45%	—	6.47%	12	0.88%
West	25	0.52%	3	1.96%	1	5.34%	29	0.79%
Total	80%	0.87%	16%	2.41%	4%	8.08%	100%	1.32%
Credit Losses and Recoveries
Charge-offs were higher in 2015 than in 2016 primarily due to our adoption on January 1, 2015 of an FHFA advisory bulletin that changed when we deem a loan to be uncollectible. We expect the level of charge-offs in 2017 to be lower than in 2016 as we continue our loss mitigation activities and our efforts to sell certain seriously delinquent single-family loans. See "Change in Estimate" in Note 1 for information about our adoption of the FHFA advisory bulletin and its effect on charge-offs and credit losses.

Freddie Mac 2016 Form 10-K	113

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The tables below contain certain credit performance metrics of our single-family credit guarantee portfolio.

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Charge-offs, gross(1)(2)	$1,938	$5,071	$4,892
Recoveries	(497)	(717)	(1,258)
Charge-offs, net	1,441	4,354	3,634
REO operations expense	287	334	205
Total credit losses	$1,728	$4,688	$3,839

Total credit losses (in bps)	9.9	27.6	22.9

Ratio of total loan loss reserves (excluding reserves for TDR concessions) to net charge-offs for single-family loans(3)	3.9	3.0	2.5

Ratio of total loan loss reserves to net charge-offs for single-family loans(3)	10.5	9.2	5.2

	As of December 31,
	2016	2015	2014
Payment Status:
One month past due	1.37%	1.37%	1.52%
Two months past due	0.40%	0.42%	0.49%
Seriously delinquent	1.00%	1.32%	1.88%

(1)
For 2015, includes $1.9 billion due to the adoption of Advisory Bulletin 2012-02 ("AB 2012-02") Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention.

(2)
Does not include lower-of-cost-or-fair value adjustments and other expenses related to property taxes and insurance recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $1.2 billion, $3.4 billion, and $0.3 billion during 2016, 2015, and 2014, respectively.

(3)	Calculated using annualized net charge-offs from the fourth quarter of each respective year.
Credit loss recoveries during 2016, 2015, and 2014 included $14 million, $17 million, and $349 million, respectively, related to settlement agreements with certain sellers that released specified loans from certain repurchase obligations in exchange for one-time cash payments. We recognized recoveries from primary mortgage insurance (excluding recoveries that represent reimbursements for our expenses, such as REO operations expenses) of $0.3 billion, $0.5 billion, and $0.7 billion that reduced our charge-offs of single-family loans during 2016, 2015, and 2014, respectively. We also recognized recoveries from primary mortgage insurance of $47 million, $76 million, and $180 million during 2016, 2015, and 2014, respectively, as part of REO operations (expense) income.
Our credit losses and seriously delinquent loan population are concentrated in the Legacy single-family book. In addition, our credit losses and seriously delinquent loan population are also concentrated within loans having certain characteristics, as shown in the table below. These categories are not mutually exclusive; for example, an Alt-A loan can be associated with a property located in a judicial foreclosure state and/or have a CLTV ratio of greater than 100%. Additional detail on loans in judicial foreclosure states is presented in the “Managing Foreclosure and REO Activities” section.

Freddie Mac 2016 Form 10-K	114

Management's Discussion and Analysis	Risk Management | SF Credit Risk

	December 31, 2016		Year Ended December 31, 2016	December 31, 2015		Year Ended December 31, 2015
	% of Portfolio	SDQ Rate	% of Credit Losses	% of Portfolio	SDQ Rate	% of Credit Losses
CLTV > 100%	2%	7.43%	34%	4%	8.08%	49%
Alt-A loans	2%	5.21%	15%	2%	6.32%	23%
Judicial foreclosure states	38%	1.36%	62%	39%	1.84%	70%
Loan Loss Reserves
Our loan loss reserves continued to decline in recent years, consistent with the decline in our serious delinquency rate. Although the housing market continued to improve in many geographic areas in 2016, we expect that our loan loss reserves may remain elevated for an extended period because a significant portion of our reserves is associated with interest rate concessions related to performing TDRs. Additionally, the resolution of certain seriously delinquent loans takes considerable time, often several years in the case of foreclosure.
The table below summarizes our single-family loan loss reserves activity.

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
Beginning balance	$15,348	$21,793	$24,578	$30,508	$38,916
Provision (benefit) for credit losses	(781)	(2,639)	113	(2,247)	2,013
Charge-offs, gross(1)	(1,938)	(5,071)	(4,892)	(8,995)	(13,520)
Recoveries	497	717	1,258	4,313	2,262
Transfers, net	337	548	736	999	837
Ending balance	$13,463	$15,348	$21,793	$24,578	$30,508

As a percentage of our single-family credit guarantee portfolio	0.77%	0.90%	1.31%	1.49%	1.86%

(1)
Does not include lower-of-cost-or-fair value adjustments and other expenses related to property taxes and insurance recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $1.2 billion, $3.4 billion, $0.3 billion, $0 billion, and $0 billion during 2016, 2015, 2014, 2013, and 2012, respectively.

TDRs and Individually Impaired Loans
Single-family loans that have been individually evaluated for impairment, such as modified loans, generally have a higher associated loan loss reserve than loans that have been collectively evaluated for impairment. Due to the large number of loan modifications completed in recent years, a significant portion of our loan loss reserves is attributable to individually impaired single-family loans. The reserves associated with individually impaired loans, which comprised approximately 63% of the loan loss reserves for single-family loans as of December 31, 2016, largely reflect interest rate concessions for the borrower. Most of our modified single-family loans, including TDRs, were current and performing at December 31, 2016. We expect our loan loss reserve associated with existing single-family TDRs to decline over time as borrowers continue to make monthly payments under the modified terms and interest rate concessions are amortized into earnings.
The table below summarizes the carrying value for individually impaired single-family loans on our consolidated balance sheets for which we have recorded a specific reserve.

Freddie Mac 2016 Form 10-K	115

Management's Discussion and Analysis	Risk Management | SF Credit Risk

	2016		2015
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	512,253	$85,960	539,590	$94,401
New additions	43,153	5,956	59,887	8,227
Repayments and reclassifications to held-for-sale	(58,153)	(11,405)	(69,720)	(13,975)
Foreclosure transfers and foreclosure alternatives	(11,544)	(1,642)	(17,871)	(2,789)
TDRs, at December 31,	485,709	78,869	511,886	85,864
Loans impaired upon purchase	7,977	542	9,535	678
Total impaired loans with specific reserve	493,686	79,411	521,421	86,542
Allowance for loan losses		(11,980)		(14,019)
Net investment, at December 31,		$67,431		$72,523
The table below presents information about the UPB of single-family TDRs and non-accrual loans on our consolidated balance sheets.

	December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
TDRs on accrual status	$77,122	$82,026	$82,373	$78,033	$65,784
Non-accrual loans	16,164	22,460	32,745	42,829	61,517
Total TDRs and non-accrual loans	$93,286	$104,486	$115,118	$120,862	$127,301

Loan loss reserves associated with:
TDRs on accrual status	$10,295	$12,105	$13,728	$14,239	$12,430
Non-accrual loans	2,290	2,677	6,935	8,805	14,602
Total	$12,585	$14,782	$20,663	$23,044	$27,032

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
Foregone interest income on TDRs and non-accrual loans(1)	$2,109	$2,690	$3,235	$3,552	$4,126

(1)	Represents the amount of interest income that we would have recognized for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.

Freddie Mac 2016 Form 10-K	116

Management's Discussion and Analysis	Risk Management | SF Credit Risk

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
We offer a variety of borrower assistance programs, including refinance programs for certain eligible loans and loan workout activities for struggling borrowers. Our loan workouts include both home retention options and foreclosure alternatives. We also engage in transfers of servicing for and sales of certain seriously delinquent loans.
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
The relief refinance program (including HARP) will end in September 2017. In August 2016, FHFA announced that we and Fannie Mae, at FHFA's direction, will implement a new high LTV streamlined refinance offering. This offering will not be available to borrowers until October 2017.
The following table includes information about the performance of our relief refinance mortgage portfolio.

	As of December 31,
	2016			2015
(Dollars in millions)	UPB	Loan Count	SDQ Rate	UPB	Loan Count	SDQ Rate
Above 125% Original LTV	$25,027	144,719	1.24%	$28,241	157,035	1.38%
Above 100% to 125% Original LTV	50,618	288,697	1.10%	59,305	323,795	1.20%
Above 80% to 100% Original LTV	82,987	506,932	0.84%	97,375	567,201	0.86%
80% and below Original LTV	106,350	892,471	0.38%	117,677	942,183	0.36%
Total	$264,982	1,832,819	0.69%	$302,598	1,990,214	0.72%
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
Loan Workout Activities
When refinancing is not practicable, we require our servicers first to evaluate the loan for a forbearance agreement, repayment plan or loan modification, because our level of recovery on a loan that reperforms is often much higher than for a loan that proceeds to a foreclosure alternative or foreclosure. We offer the following types of home retention options:

•	Forbearance agreements - Arrangements that require reduced or no payments during a defined period, generally less than one year, to allow borrowers to return to compliance with the original

Freddie Mac 2016 Form 10-K	117

Management's Discussion and Analysis	Risk Management | SF Credit Risk

mortgage terms or to implement another loan workout. For agreements completed in 2016, the average time period for reduced payments was between two and three months.

•
Repayment plans - Contractual plans designed to repay past due amounts to allow borrowers to return to compliance with the original mortgage terms. For plans completed in 2016, the average time period to repay past due amounts was approximately three months.

•
Loan modifications - Contractual plans that may involve changing the terms of the loan, adding outstanding indebtedness, such as delinquent interest, to the UPB of the loan, or a combination of both, including principal forbearance. Our modification programs generally require completion of a trial period of at least three months prior to receiving the modification. If a borrower fails to complete the trial period, the loan is considered for our other workout activities. These modification programs offer eligible borrowers extension of the loan’s term up to 480 months and a fixed interest rate. Servicers are paid incentive fees for each completed modification, and there are limits on the number of times a loan may be modified.

The volume of these activities declined during 2016 compared to 2015, primarily due to lower volumes of seriously delinquent loans.
When a seriously delinquent single-family loan cannot be resolved through an economically sensible home retention option, we typically seek to pursue a foreclosure alternative or sale of the seriously delinquent loan. We offer the following types of foreclosure alternatives:

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
We discuss sales of seriously delinquent loans below in "Servicing Transfers and Sales of Certain Seriously Delinquent Loans."
The volume of foreclosures has moderated in recent periods, primarily due to declining volumes of seriously delinquent loans, the success of our loan workout programs, and our sales of certain seriously delinquent loans. The volume of our short sale transactions declined in 2016 compared to 2015, continuing the trend in recent periods. Similarly, the volume of short sales in the overall market also declined in recent periods as home prices have continued to increase.
The following graphs provide detail about our single-family loan workout activities and foreclosures.

Freddie Mac 2016 Form 10-K	118

Management's Discussion and Analysis	Risk Management | SF Credit Risk

Home Retention Actions

Foreclosure Alternatives and Foreclosures

The table below contains credit characteristic data on our single-family modified loans.

	December 31, 2016
(Dollars in billions)	UPB	% of Portfolio	CLTV Ratio	SDQ Rate
HAMP	$33.8	2%	78%	6.49%
Non-HAMP	43.1	2	82%	11.76%
Total	$76.9	4%	80%	9.64%

	December 31, 2015
(Dollars in billions)	UPB	% of Portfolio	CLTV Ratio	SDQ Rate
HAMP	$40.5	2%	85%	7.54%
Non-HAMP	43.0	3	88%	12.90%
Total	$83.5	5%	86%	10.54%
The table below contains information about the payment performance of modified loans in our single-family credit guarantee portfolio, based on the number of loans that were current or paid off one year and, if applicable, two years after modification.

	Quarter of Loan Modification Completion
	4Q 2015	3Q 2015	2Q 2015	1Q 2015	4Q 2014	3Q 2014	2Q 2014	1Q 2014
Current or paid off one year after modification:	64%	66%	66%	69%	67%	69%	70%	74%

Current or paid off two years after modification:	N/A	N/A	N/A	N/A	65%	66%	69%	71%

Freddie Mac 2016 Form 10-K	119

Management's Discussion and Analysis	Risk Management | SF Credit Risk

Servicing Transfers and Sales of Certain Seriously Delinquent Loans
From time to time, we facilitate the transfer of servicing for certain groups of loans that are delinquent or are deemed at risk of default to servicers that we believe have capabilities and resources necessary to improve the loss mitigation associated with the loans. See "Sellers and Servicers" in Counterparty Credit Risk below for additional information on these activities.
During 2016 and 2015, we completed sales of $3.1 billion and $2.9 billion, respectively, in UPB of seriously delinquent single-family loans. Of the $2.1 billion in UPB of single-family loans classified as held-for-sale at December 31, 2016, $1.6 billion related to loans that were seriously delinquent. We believe the sale of these loans provides better economic returns than continuing to hold them. The FHFA requirements guiding these transactions, including bidder qualifications, loan modifications, and performance reporting, are designed to improve borrower outcomes.
Managing Foreclosure and REO Activities

In a foreclosure, we may acquire the underlying property and later sell it, using the proceeds of the sale to reduce our losses.
We typically acquire properties as a result of borrower defaults and subsequent foreclosures on loans that we own or guarantee. We evaluate the condition of, and market for, newly acquired REO properties to determine if repairs are needed, determine occupancy status and whether there are legal or other issues to be addressed, and determine our sale or disposition strategy. When we sell an REO property, we typically provide an initial period where we consider offers by owner occupants and others before offers by investors. We also consider alternative disposition processes, such as REO auctions, bulk sales channels, and partnering with locally-based entities to facilitate dispositions.
In recent years, the volume of REO acquisitions has been significantly affected by the length of the foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying properties to transition to REO. As of December 31, 2016 and 2015, the percentage of seriously delinquent loans that have been delinquent for more than six months was 57% and 64%, respectively.
Delays in Foreclosure Process and Average Foreclosure Completion Timelines
Our serious delinquency rates and credit losses continue to be adversely affected by delays in the foreclosure process in states where a judicial foreclosure is required. Foreclosures generally take longer to complete in such states, resulting in concentrations of delinquent loans in those states, as shown in the table below. At December 31, 2016, loans in states with a judicial foreclosure process comprised 38% of our single-family credit guarantee portfolio.

Freddie Mac 2016 Form 10-K	120

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The table below presents the length of time our loans have been seriously delinquent, by jurisdiction type.

	As of December 31,
	2016		2015		2014
	Loan Count	Percent	Loan Count	Percent	Loan Count	Percent
Aging, by locality:
Judicial states:
<= 1 year	35,599	34%	40,265	29%	50,138	25%
> 1 year and <= 2 years	12,257	11	16,199	12	21,919	11
> 2 years	14,318	14	28,265	20	48,984	25
Non-judicial states:
<= 1 year	32,949	31	38,010	27	49,657	25
> 1 year and <= 2 years	6,075	6	8,660	6	12,989	7
> 2 years	4,736	4	8,322	6	14,379	7
Combined:
<= 1 year	68,548	65	78,275	56	99,795	50
> 1 year and <= 2 years	18,332	17	24,859	18	34,908	18
> 2 years	19,054	18	36,587	26	63,363	32
Total	105,934	100%	139,721	100%	198,066	100%

The longer a loan remains delinquent, the greater the associated costs we incur. Loans that remain delinquent for more than one year are more challenging to resolve as many of these borrowers may not be in contact with the servicer, may not be eligible for loan modifications, or may determine that it is not economically beneficial for them to enter into a loan modification due to the amount of costs incurred on their behalf while the loan was delinquent. We expect the portion of our credit losses related to loans in states with judicial foreclosure processes will remain high as loans awaiting court proceedings in those states transition to REO or other loss events. The number of our single-family loans delinquent for more than one year declined 39% during 2016.
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

Freddie Mac 2016 Form 10-K	121

Management's Discussion and Analysis	Risk Management | SF Credit Risk

The table presents average completion times for foreclosures of our single-family loans.

	Year Ended December 31,
(Average days)	2016	2015	2014
Judicial states:
Florida	1,205	1,332	1,311
New Jersey	1,767	1,602	1,372
New York	1,599	1,553	1,325
All other judicial states	742	828	796
Judicial states, in aggregate	1,030	1,076	1,031
Non-judicial states, in aggregate	562	637	636
Total	827	892	867
We believe that our average foreclosure timeline is likely to remain elevated in the near term due to the backlog of loans that have been delinquent for more than one year, particularly in the judicial states of Florida, New Jersey, and New York.
Our REO inventory declined in 2016 primarily due to REO dispositions exceeding our acquisitions. REO acquisitions continue to decline due to a declining number of seriously delinquent loans and a large proportion of property sales to third parties at foreclosure. Third-party sales at foreclosure auction allow us to avoid the REO property expenses that we would have otherwise incurred if we held the property in our REO inventory until disposition.
We expect the rate of decline in our REO inventory will slow as a large portion of newly acquired REO properties are older, low value, and rural properties which are more challenging to market and sell. In addition, legal-related delays (i.e., redemption periods and eviction procedures) and a business strategy to repair more homes affect significant portions of our REO inventory, resulting in extended holding periods. As our REO inventory declines, we would expect REO dispositions to decline as well.
The table below shows our single-family REO activity.

	Year Ended December 31,
	2016		2015		2014
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance - REO	17,004	$1,774	25,768	$2,684	47,307	$4,592
Acquisitions	16,161	1,562	23,171	2,235	42,265	4,094
Dispositions	(21,747)	(2,121)	(31,935)	(3,145)	(63,804)	(6,002)
Ending balance - REO	11,418	1,215	17,004	1,774	25,768	2,684
Beginning balance, valuation allowance		(52)		(126)		(51)
Change in valuation allowance		35		73		(75)
Ending balance, valuation allowance		(17)		(53)		(126)
Ending balance - REO		$1,198		$1,721		$2,558
Severity Ratios
Severity ratios are the percentages of our realized losses when loans are resolved by the completion of foreclosures (and subsequent third-party sales or REO dispositions) or foreclosure alternatives (e.g., short sales). Severity ratios are calculated as the amount of our recognized losses divided by the

Freddie Mac 2016 Form 10-K	122

Management's Discussion and Analysis	Risk Management | SF Credit Risk

aggregate UPB of the related loans. The amount of recognized losses is equal to the amount by which the UPB of the loans exceeds the amount of sales proceeds from disposition of the properties, net of capitalized repair and selling expenses, if applicable.
The table below presents single-family severity ratios.

	Year Ended December 31,
	2016	2015	2014
REO dispositions and third-party foreclosure sales	32.8%	34.3%	34.2%
Short sales	29.0%	30.1%	31.6%
Our severity ratios remained relatively stable during 2016 compared to 2015. These severity ratios are influenced by several factors, including the geographic location of the property and the related selling expenses for REO dispositions and short sales.
REO Property Status
A significant portion of our REO properties are unable to be marketed at any given time because the properties are occupied, under repair, or subject to a redemption period, which is a post-foreclosure period during which borrowers may reclaim a foreclosed property. Redemption periods can increase the average holding period of our inventory, and have done so in recent years. As of December 31, 2016, approximately 51% of our REO properties were unable to be marketed because the properties were occupied, under repair, or located in states with a redemption period, and 14% of the properties were being evaluated for listing and determination of our sales or disposition strategy. As of December 31, 2016, approximately 23% of our REO properties were listed and available for sale, and 12% of our inventory was pending the settlement of sales. Though it varied significantly in different states, the average holding period of our single-family REO properties, excluding any redemption period, was 275 days and 255 days for our REO dispositions during 2016 and 2015, respectively.

Freddie Mac 2016 Form 10-K	123

Management's Discussion and Analysis	Risk Management | MF Credit Risk

MULTIFAMILY MORTGAGE CREDIT RISK

We manage our exposure to multifamily mortgage credit risk, which is a type of commercial real estate credit risk, using the following principal strategies:

•	Maintaining policies and procedures for new business activity, including prudent underwriting standards;

•	Transferring a large majority of expected and stress credit losses to third parties through K Certificates, SB Certificates, and other transactions; and

•	Managing our portfolio, including loss mitigation activities.
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
The table below presents our multifamily loan purchases and other guarantee issuances, by product term.

	December 31,
	2016		2015		2014
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
10-year loans, fixed or adjustable	$24,378	43%	$20,603	43%	$11,069	39%
7-year loans, fixed or adjustable	19,367	34	16,875	36	11,773	42
Other	13,085	23	9,786	21	5,494	19
Total	$56,830	100%	$47,264	100%	$28,336	100%

Freddie Mac 2016 Form 10-K	124

Management's Discussion and Analysis	Risk Management | MF Credit Risk

Transferring a Large Majority of Expected and Stress Credit Losses to Third Parties Through K Certificates, SB Certificates, and Other Transactions

We seek to transfer multifamily mortgage credit risk primarily through K Certificate and SB Certificate transactions in which we transfer a first loss position associated with the underlying multifamily loans to third-party investors. The amount of subordination to the guaranteed certificates in our K Certificate and SB Certificate transactions is set at a level that we believe is sufficient to cover a large majority of the expected and stress credit losses on the loans. We continue to develop other strategies to reduce our credit exposure to multifamily loans and securities by transferring credit risk to third parties.
We securitized $178.4 billion in UPB of multifamily loans in K Certificate and SB Certificate transactions between 2009 and 2016. Excluding transactions without subordination, the average level of subordination on all outstanding K Certificates and SB Certificates was 14% and 15% as of December 31, 2016 and 2015, respectively. Since we began issuing K Certificates and SB Certificates, we have experienced no credit losses associated with our guarantees on these securities. See “Our Business Segments - Multifamily” for more information on K Certificates and SB Certificates.
The table below shows the delinquency rates for both credit-enhanced and non-credit-enhanced loans in our multifamily mortgage portfolio.

	December 31,
	2016		2015		2014
	% of Portfolio	Delinquency Rate	% of Portfolio	Delinquency Rate	% of Portfolio	Delinquency Rate
Non-credit-enhanced	24%	0.04%	32%	0.03%	40%	0.02%
Credit-enhanced:
K Certificates and SB Certificates	70	0.02%	61	0.02%	53	0.01%
Other	6	0.02%	7	—%	7	0.35%
Total	100%	0.03%	100%	0.02%	100%	0.04%
Managing Our Portfolio, Including Loss Mitigation Activities

To help mitigate our potential losses, we generally require sellers to act as the primary servicer for loans they have sold to us, including property monitoring tasks beyond those typically performed by single-family servicers. For securitized loans, we typically transfer the master servicing role to the trustees on behalf of the bondholders in accordance with the securitization and trust documents. Servicers for unsecuritized loans over $1 million must generally submit an annual assessment of the mortgaged property to us based on the servicer’s analysis of the property as well as the borrower’s financial statements. In situations where a borrower or property is in distress, the frequency of communications with the borrower may be increased. We rate servicing performance on a regular basis, and we may conduct on-site reviews to confirm compliance with our standards.
We primarily use credit enhancements, such as the subordination provided by K Certificates and SB Certificates, to mitigate our credit losses. For unsecuritized loans, we may offer a workout option to give the borrower an opportunity to bring the loan current and retain ownership of the property, such as providing a short-term extension of up to 12 months. These arrangements are entered into with the expectation that we will recover our initial investment or minimize our losses. We do not enter into these arrangements in situations where we believe we would experience a loss in the future that is greater than

Freddie Mac 2016 Form 10-K	125

Management's Discussion and Analysis	Risk Management | MF Credit Risk

or equal to the loss we would experience if we foreclosed on the property at the time of the agreement. Our multifamily loan modification and other workout activities have been minimal in the last three years.
In addition, after the loans have been securitized and the large majority of the expected and stress credit losses has been transferred to third-party investors, we monitor the performance of our K Certificates, SB Certificates, and other similar types of transactions to assess our potential exposure to losses. Due to the subordination protection associated with our K Certificates, SB Certificates, and most of our other securitization products, our primary credit risk exposure in our multifamily mortgage portfolio results from our unsecuritized loans. By their nature, loans awaiting securitization that we hold for sale remain on our balance sheet for a shorter period of time than loans we hold for investment.
We report multifamily delinquency rates based on UPB of loans in our multifamily mortgage portfolio that are two monthly payments or more past due or in the process of foreclosure, as reported by our servicers. Loans that have been modified are not counted as delinquent as long as the borrower is less than two monthly payments past due under the modified terms.

Freddie Mac 2016 Form 10-K	126

Management's Discussion and Analysis	Risk Management | MF Credit Risk

The table below presents information about the composition and delinquency rates of the multifamily mortgage portfolio.

	December 31,
	2016		2015
(Dollars in billions)	UPB	Delinquency Rate	UPB	Delinquency Rate
Unsecuritized loans	$42.4	0.04%	$49.1	0.04%
K Certificates and SB Certificates	139.4	0.02%	103.1	0.02%
Other securitization products	8.2	0.03%	6.7	—%
Other mortgage-related guarantees	9.7	—%	9.5	—%
Total	$199.7	0.03%	$168.4	0.02%
Unsecuritized loans, excluding HFS loans:
Original LTV ratio:
Below 75%	$16.8	—%	$21.2	—%
75% to 80%	7.0	—%	7.1	—%
Above 80%	2.1	—%	1.2	—%
Total	$25.9	—%	$29.5	—%
Weighted average LTV ratio at origination	68%		68%
Maturity dates:
2016	N/A	N/A	$1.9	—%
2017	$1.9	—%	4.6	—%
2018	6.7	—%	7.8	—%
2019	6.1	—%	6.9	—%
2020	2.2	—%	1.9	—%
Thereafter	9.0	—%	6.4	—%
Total	$25.9	—%	$29.5	—%
Year of acquisition:
2010 and prior	$14.5	—%	$23.1	—%
2011 and after	11.4	—%	6.4	—%
Total	$25.9	—%	$29.5	—%
K Certificates, SB Certificates and other securitization products:
Year of issuance:
2011 and prior	$20.9	0.16%	$21.2	0.10%
2012	14.6	—%	15.8	—%
2013	21.6	—%	22.9	—%
2014	15.4	—%	17.5	—%
2015	30.0	—%	32.4	—%
2016	45.1	0.01%	N/A	N/A
Total	$147.6	0.03%	$109.8	0.02%
Subordination level at issuance:
No subordination	$3.3	—%	$2.0	0.01%
Less than 10%	4.5	0.71%	5.1	—%
10% to 15%	75.6	0.01%	44.0	0.05%
Greater than 15%	64.2	—%	58.7	—%
Total	$147.6	0.03%	$109.8	0.02%
Our REO activity has remained low in the past several years as a result of the strong property performance of our multifamily mortgage portfolio. As of December 31, 2016, we had no REO properties.

Freddie Mac 2016 Form 10-K	127

Management's Discussion and Analysis	Risk Management | MF Credit Risk

Credit Losses and Recoveries
Our multifamily credit losses remain low as a result of the strong property performance of our multifamily mortgage portfolio. The table below contains details on our multifamily credit losses and delinquencies.

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Charge-offs, gross(1)	$2	$9	$3
Recoveries	—	—	(1)
Charge-offs, net	2	9	2
REO operations expense (income)	—	4	(9)
Credit losses (gains)	$2	$13	($7)

Credit losses (gains) (in bps)	0.1	0.8	(0.5)
Number of delinquent loans	6	4	8

(1)	Includes cumulative fair value losses recognized through the date of foreclosure for multifamily loans we elected to carry at fair value at the time of our purchase.
Loan Loss Reserves
The table below summarizes our multifamily loan loss reserves activity.

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
Beginning balance	$59	$94	$151	$382	$545
Provision (benefit) for credit losses	(22)	(26)	(55)	(218)	(123)
Charge-offs, gross	(2)	(9)	(3)	(7)	(36)
Recoveries	—	—	1	1	2
Transfers, net	—	—	—	(7)	(6)
Ending balance	$35	$59	$94	$151	$382

As a percentage of non-credit-enhanced multifamily mortgage portfolio	0.07%	0.11%	0.16%	0.24%	0.48%
TDRs and Non-accrual Loans
The table below provides information about the UPB of multifamily TDRs and non-accrual loans on our consolidated balance sheets.

Freddie Mac 2016 Form 10-K	128

Management's Discussion and Analysis	Risk Management | MF Credit Risk

	December 31,
(In millions)	2016	2015	2014	2013	2012
TDRs on accrual status	$277	$321	$535	$675	$806
Non-accrual loans	108	189	385	628	1,488
Total TDRs and non-accrual loans	$385	$510	$920	$1,303	$2,294

Loan loss reserves associated with:
TDRs on accrual status	$3	$9	$21	$15	$48
Non-accrual loans	7	12	31	65	157
Total	$10	$21	$52	$80	$205

	Year Ended December 31,
(In millions)	2016	2015	2014	2013	2012
Foregone interest income on TDRs and non-accrual loans (1)	$3	$3	$4	$8	$11

(1)	Represents the amount of interest income that we would have recognized for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.
The balance of our multifamily TDR and non-accrual loans has declined for the last four years, which reflects continued strong portfolio performance and positive market fundamentals.

Freddie Mac 2016 Form 10-K	129

Management's Discussion and Analysis	Risk Management | MRS Credit Risk

MORTGAGE-RELATED SECURITIES CREDIT RISK

Our mortgage-related securities portfolio consists of investments in agency and non-agency securities. Agency securities have historically presented minimal credit risk as a result of the guarantee provided by, and the U.S. government’s support of, the institutions that issue agency securities. Because non-agency securities generally do not include a guarantee from a GSE or governmental agency, we have credit risk exposure to the underlying collateral of these securities. This credit risk exposure, which principally arises from securities purchased prior to conservatorship, has declined in recent years as we have reduced our positions in non-agency securities and substantially all of our recent mortgage-related securities purchases have consisted of agency securities.
See Note 5 for information concerning our investments in mortgage-related securities, including the amortized cost and fair value balances of these investments by major security type.
Risk Management Activities - Non-Agency Mortgage-Related Securities

As the non-agency mortgage-related securities pay down, our credit risk exposure is reduced. In addition, we further reduce our credit risk exposure by selling or securitizing certain assets and pursuing litigation and other loss recovery efforts. For information on our remaining litigation related to certain of our non-agency mortgage-related securities, see Note 12.
While we continue to have a significant portfolio of non-agency mortgage-related securities, our investments in these securities have declined in recent years, as we continue our efforts to dispose of certain of these securities in an economically sensible manner. See "Reducing Our Mortgage-Related Investments Portfolio Over Time" for information concerning our disposition of these securities.

Freddie Mac 2016 Form 10-K	130

Management's Discussion and Analysis	Risk Management | MRS Credit Risk

Our Investments in Non-Agency Mortgage-Related Securities

Our investments in non-agency mortgage-related securities are classified according to the nature of the underlying collateral, as either non-agency CMBS or non-agency RMBS.
Non-Agency CMBS
Our non-agency CMBS are backed by multifamily real estate loans. While we have credit risk exposure to the underlying collateral of these securities and therefore exposure to the stresses of the multifamily real estate market, we believe such exposure is mitigated by the presence of structural subordination, as we principally invest in the most senior tranches of the CMBS deals. As of December 31, 2016, approximately 76% of our non-agency CMBS (by UPB) were investment grade or above. As a result, while we monitor these securities for credit losses, we believe our exposure to credit risk is limited.
Non-Agency RMBS
Our non-agency RMBS are backed by single-family real estate loans, including subprime, option ARM, Alt-A and other loans. We categorize our non-agency RMBS as subprime, option ARM, or Alt-A if the securities were identified as such based on information provided to us when we acquired these securities. Since the beginning of 2007, most of the actual principal shortfalls on our non-agency mortgage-related securities resulted from non-agency RMBS backed by subprime, option ARM, and Alt-A loans. Furthermore, as of December 31, 2016, approximately 95% of our non-agency RMBS backed by subprime, option ARM, and Alt-A loans were below investment grade. As a result, compared to our other mortgage-related securities, we believe these securities represent our greatest credit risk exposure. However, we expect this exposure to decline over time as we reduce the less liquid assets, including non-agency RMBS, held in our investments portfolio.

Freddie Mac 2016 Form 10-K	131

Management's Discussion and Analysis	Risk Management | MRS Credit Risk

Higher Risk Components of Our Investments in Non-Agency RMBS

The following table presents certain credit-related statistics concerning our investments in non-agency RMBS backed by subprime, option ARM, and Alt-A loans.

	As of
(Dollars in millions)	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015
UPB	$14,343	$15,330	$19,248	$23,760	$25,300
Gross unrealized losses, pre-tax	78	157	352	469	425
Present value of expected future credit losses	2,552	2,330	2,641	3,018	3,576
Principal repayments	595	658	1,005	731	920
Principal cash shortfalls(1)	14	17	(82)	20	26
Collateral delinquency rate	23%	23%	24%	25%	25%
Average credit enhancements(2)	(1)%	1%	4%	3%	4%
Cumulative collateral loss	32%	32%	31%	31%	30%

(1)
Negative value reflects the recovery of previous principal cash shortfalls through the settlement of non-agency RMBS representation and warranty claims. See Note 12 for more information concerning our litigation related to non-agency mortgage-related securities.

(2)
Positive value reflects the amount of subordination and other financial support (excluding credit enhancement provided by bond insurance) that will incur losses in the securitization structure before any losses are allocated to securities that we own. Percentage generally calculated based on the total UPB of securities subordinate to the securities we own, divided by the total UPB of all of the securities issued by the trust (excluding notional balances). Negative value is shown when unallocated collateral losses will be allocated to the securities that we own in excess of current remaining credit enhancement, if any. The unallocated collateral losses have been considered in our assessment of other-than-temporary impairment.

While the credit performance of the loans underlying our non-agency RMBS has improved in recent periods, it remains weak and is susceptible to changes in macroeconomic conditions, such as home prices, mortgage interest rates, and unemployment rates. See "Key Economic Indicators" for a discussion of how these conditions influence the performance of our securities and Note 5 for information concerning our evaluation of our non-agency mortgage-related securities portfolio for credit-related impairment.

Freddie Mac 2016 Form 10-K	132

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

COUNTERPARTY CREDIT RISK

We are exposed to counterparty credit risk as a result of our contracts with seller/servicers, mortgage insurers, bond insurers, credit insurers, derivative counterparties, including clearing members and clearinghouses, cash and other investments counterparties, mortgage-related security issuers, and document custodians. We manage our exposure to counterparty credit risk using the following principal strategies:

•	Maintaining eligibility standards;

•	Evaluating counterparty financial strength and performance and monitoring our exposure; and

•	Working with underperforming counterparties and limiting our losses from their nonperformance of obligations, when possible.
In the sections below, we discuss our management of counterparty credit risk for each type of counterparty to which we have significant exposure.
Sellers and Servicers

Overview
In our single-family guarantee business, we do not originate loans or have our own loan servicing operation. Instead, our sellers and servicers perform the primary loan origination and loan servicing functions on our behalf. We establish standards for our sellers and servicers to follow and have contractual arrangements with them under which they represent and warrant that the loans they sell to us meet our standards and that they will service loans in accordance with our standards. If we discover that the representations or warranties related to a loan were breached (i.e., that contractual standards were not followed), we can exercise certain contractual remedies to mitigate our actual or potential credit losses. If our sellers or servicers lack appropriate controls, experience a failure in their controls, or experience an operating disruption, including as a result of financial pressure, legal or regulatory actions or ratings downgrades, we could experience a decline in mortgage servicing quality and/or be less likely to recover losses through lender repurchases, recourse agreements, or other credit enhancements, where applicable.
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

Freddie Mac 2016 Form 10-K	133

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

In 2015, at the direction of FHFA, we and Fannie Mae implemented changes to our single-family seller and servicer eligibility requirements. These changes included revisions to net worth requirements, adoption of new capital and liquidity requirements and enhancements to certain servicer operational requirements.
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
As discussed in more detail in “Our Business Segments," we acquire a significant portion of both our single-family and multifamily loan purchase volume from several large lenders, and a large percentage of our loans are also serviced by several large servicers.
We have significant exposure to non-depository and smaller depository financial institutions in our single-family business. These institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as our largest mortgage seller or servicer counterparties, which are mostly depository institutions.
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
Also in recent years, there has been a shift in our single-family servicing from depository institutions to non-depository institutions. Some of these non-depository institutions have grown rapidly in recent years and now service a large share of our loans. We estimate that as of December 31, 2016, the percentage of our single-family credit guarantee portfolio that was serviced by non-depository servicers was 33%. Of that amount, approximately 31% was serviced by our three largest non-depository servicers, on a combined basis. Certain of our non-depository servicers have been the subject of scrutiny from regulators.
Working with Underperforming Counterparties and Limiting our Losses from their Nonperformance of Obligations, when Possible
We require certain of our larger single-family sellers to maintain ineligible loan rates below a stated threshold, with financial consequences for non-compliance. In addition, we actively manage the current quality of loan originations of our largest single-family sellers by performing loan quality control sampling reviews and communicating loan defect rates and the causes of those defects to such sellers on a monthly basis. If necessary, we work with these sellers to develop an appropriate plan of corrective action.
We use a variety of tools and techniques to engage our single-family sellers and servicers and limit our losses, including the following:

Freddie Mac 2016 Form 10-K	134

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

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
The UPB of loans subject to repurchase obligations from single-family loan sellers was $0.2 billion at both December 31, 2016 and 2015. See Note 12 for additional information about loans subject to repurchase obligations.

•
Incentives and compensatory fees - We pay various incentives to single-family servicers for completing workouts of problem loans. We also assess compensatory fees if single-family servicers do not achieve certain benchmarks with respect to servicing delinquent loans.

•
Servicing transfers - From time to time, we may facilitate the transfer of servicing as a result of poor servicer performance, or for certain groups of single-family loans that are delinquent or are deemed at risk of default to servicers that we believe have the capabilities and resources necessary to improve the loss mitigation associated with the loans. We may also facilitate the transfer of servicing on loans at the request of the servicer.

Mortgage, Bond, and Credit Insurers

Overview
We have exposure to mortgage and bond insurers through credit enhancements we obtain on single-family loans and certain investments in non-agency mortgage-related securities. We also have exposure to insurers and reinsurers through our ACIS and Deep MI transactions (we sometimes refer to these insurers as credit insurers). If any of our mortgage or bond insurers fail to fulfill their obligations, we may not receive reimbursement for credit losses to which we are contractually entitled pursuant to our credit enhancement arrangements.
With respect to primary mortgage insurers, we currently cannot differentiate pricing based on counterparty strength or revoke a primary mortgage insurer's status as an eligible insurer without FHFA approval. Further, we do not select the insurance provider on a specific loan, because the selection is made by the lender at the time the loan is originated. Accordingly, we are unable to manage our concentration risk with respect to primary mortgage insurers. In recent years, new entrants emerged that have helped diversify our concentrated primary mortgage insurer exposure among more market participants. However, mortgage insurers have recently become attractive candidates for acquisition as legacy risks abate and profitability increases, which could lead to increased concentration among mortgage insurers.
As part of our ACIS credit risk transfer transactions, we regularly obtain insurance coverage from global insurers and reinsurers. These transactions incorporate several features designed to increase the likelihood that we will recover on the claims we file with the insurers, including the following:

Freddie Mac 2016 Form 10-K	135

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

•
In each ACIS transaction, we require the individual ACIS insurers and reinsurers to post collateral to cover portions of their exposure, which helps to promote certainty of coverage and timely claim payment; and

•
While private mortgage insurance companies are required to be monoline (i.e., to participate solely in the mortgage insurance business, although the holding company may be a diversified insurer), our ACIS insurers and reinsurers generally participate in multiple types of insurance businesses, which helps to diversify their risk exposure.

We acquired our bond insurance coverage when purchasing non-agency mortgage-related securities in prior years and have not obtained any new bond insurance coverage in many years.
Maintaining Eligibility Standards
We maintain eligibility standards for mortgage insurers. In 2015, at the direction of FHFA, we and Fannie Mae implemented revised eligibility requirements for all Freddie Mac- and Fannie Mae-approved mortgage insurers. These revised eligibility requirements include financial requirements determined using a risk-based framework, and were designed to promote the ability of mortgage insurers to fulfill their intended role of providing consistent liquidity throughout the mortgage cycle. Our mortgage insurers are required to submit audited financial information and certify compliance with these requirements on an annual basis.
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
The table below summarizes our exposure to single-family primary mortgage insurers as of December 31, 2016. In the event a mortgage insurer fails to perform, the coverage amounts represent our maximum exposure to credit losses resulting from such a failure.

Freddie Mac 2016 Form 10-K	136

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

			December 31, 2016
			UPB		Coverage
(In millions)	Credit Rating(1)	Credit Rating Outlook(1)	Primary MI	Pool Insurance	Primary MI	Pool Insurance
Arch Mortgage Insurance Company(2)	BBB+	Stable	$70,618	$14	$18,131	$9
Radian Guaranty Inc. (Radian)	BBB-	Stable	60,634	1,470	15,510	523
Mortgage Guaranty Insurance Corporation (MGIC)	BBB-	Stable	59,339	113	15,227	1
Genworth Mortgage Insurance Corporation	BB+	Watch Dev	43,323	15	11,106	17
Essent Guaranty, Inc.	BBB	Stable	29,225	—	7,459	—
PMI Mortgage Insurance Co. (PMI)	Not Rated	N/A	7,355	65	1,840	44
Republic Mortgage Insurance Company (RMIC)	Not Rated	N/A	5,591	32	1,397	20
Triad Guaranty Insurance Corporation (Triad)	Not Rated	N/A	2,871	10	723	4
Others	N/A	N/A	12,261	—	2,952	—
Total			$291,217	$1,719	$74,345	$618

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of December 31, 2016. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

(2)	On January 3, 2017, Arch Capital Group Ltd. announced that it had completed its purchase of United Guaranty Corporation at the end of 2016. The table reflects this transaction.
The majority of our mortgage insurance exposure is concentrated with five mortgage insurers. Although the financial condition of our mortgage insurers has improved in recent years, there is still a risk that some of these counterparties may fail to fully meet their obligations under a stress economic scenario since they are monoline entities primarily exposed to mortgage credit risk.
On October 23, 2016, Genworth Financial, Inc. announced that it had entered into an agreement to be acquired by China Oceanwide Holdings Group Co., Ltd. Because Genworth Mortgage Insurance Corporation, a subsidiary of Genworth Financial, Inc., is an approved mortgage insurer, Freddie Mac will evaluate the financial strength of China Oceanwide Holdings Group Co., Ltd. when considering whether to approve the planned acquisition. The transaction is also subject to other required approvals. For more information about counterparty risk associated with mortgage insurers, see Note 12.
PMI and Triad are both under the control of their state regulators and no longer issue new insurance. Both of these insurers pay a substantial portion of their claims as deferred payment obligations. RMIC is under regulatory supervision and is no longer issuing new insurance; however, it continues to pay its claims in cash.
If, as we currently expect, PMI and Triad do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers shown in the table above. As of December 31, 2016, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We have fully reserved for all of these unpaid amounts as collectability is uncertain.
Except for those insurers under regulatory supervision, which no longer issue new coverage, we continue to acquire new loans with mortgage insurance from the mortgage insurers shown in the table above, some of which have credit ratings below investment grade.

Freddie Mac 2016 Form 10-K	137

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

The table below summarizes our exposure to bond insurers as of December 31, 2016. In the event a bond insurer fails to perform, the coverage outstanding represents our maximum principal exposure to credit losses related to such a failure.

			December 31, 2016
			UPB
(Dollars in millions)	Credit Rating(1)	Credit Rating Outlook(1)	Gross Unrealized Losses	Coverage Outstanding	% of Total Coverage Outstanding
Ambac Assurance Corporation (Ambac)	Not Rated	N/A	$14	$2,713	52%
National Public Finance Guarantee Corp.	A-	Negative	7	1,035	20%
MBIA Insurance Corp.	CCC	Negative	—	601	12%
Financial Guaranty Insurance Company (FGIC)	Not Rated	N/A	—	559	10%
Assured Guaranty Municipal Corp.	A	Stable	—	253	5%
Syncora Guarantee Inc.	Not Rated	N/A	—	22	—%
CIFG Assurance North America, Inc.	Not Rated	N/A	—	29	1%
Total			$21	$5,212	100%

(1)
Ratings and outlooks are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by consolidated affiliates and subsidiaries of the counterparty. Latest rating available as of December 31, 2016. Represents the lower of S&P and Moody’s credit ratings and outlooks stated in terms of the S&P equivalent.

We expect to receive substantially less than full payment of our claims from Ambac and FGIC as these companies are either insolvent or under the control of their state regulators. We believe that we will also likely receive substantially less than full payment of our claims from some of our other bond insurers because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. Some of our bond insurers are in runoff mode and not writing new business.
Bond insurance is included as a feature at issuance of some of our non-agency mortgage-backed securities. The expected benefits from bond insurers, or the inability of bond insurers to perform on their obligations, is captured in the fair value of these securities.
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

•
Cleared derivatives - We are required to post initial and variation margin with our clearing members in connection with interest-rate swaps that are subject to the central clearing requirement of the Dodd-Frank Act. Our exposure to the clearinghouses we use to clear such interest-rate derivatives, and to the clearing members that administer our transactions once accepted for clearing, has increased and may become more concentrated over time. This concentration exposes us to the risk of a failure of a clearinghouse. However, the use of cleared derivatives mitigates our counterparty credit risk exposure to individual counterparties because a central counterparty is substituted for

Freddie Mac 2016 Form 10-K	138

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

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

•
Exchange-traded derivatives - We are required to post initial and variation margin with our clearing members in connection with exchange-traded derivatives. The posting of this margin exposes us to counterparty credit risk in the event that our clearing members or the exchanges' clearinghouses fail to meet their obligations. However, the use of exchange-traded derivatives mitigates our counterparty credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties, and changes in the value of open exchange-traded contracts are settled daily via payments made through the financial clearinghouse established by each exchange.

•
OTC derivatives - OTC derivatives expose us to counterparty credit risk to individual counterparties, because these transactions are executed and settled directly between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its contractual obligations. When a counterparty in OTC derivatives that is subject to a master netting agreement has a net obligation to us with a market value above an agreed upon threshold, the counterparty is obligated to deliver collateral in the form of cash, securities, or a combination of both to satisfy its obligation to us under the master netting agreement. Our OTC derivatives also require us to post collateral to counterparties in accordance with agreed upon thresholds when we are in a derivative liability position. The collateral posting thresholds we assign to our OTC counterparties, as well as the ones they assign to us, are generally based on S&P or Moody’s credit rating. The lowering or withdrawal of our credit rating by S&P or Moody’s may increase our obligation to post collateral, depending on the amount of the counterparty’s exposure to Freddie Mac with respect to the derivative transactions. Regulations that take effect March 1, 2017 will require posting of variation margin without the application of any thresholds for OTC derivative transactions executed after that date. As a result, our and the counterparties' credit ratings will no longer be used in determining the amount of collateral to be posted in connection with these transactions.

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

Freddie Mac 2016 Form 10-K	139

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

of our exposure to satisfy the net obligation to us in accordance with the counterparty agreement.
The table below compares the gross fair value of our derivative asset positions after counterparty netting with our net exposure to these positions after considering cash and non-cash collateral held.

	As of December 31, 2016
(Dollars in millions)	Number of Counter- parties	Fair Value - Gain positions	Fair Value - Gain positions, net of collateral
OTC interest-rate swap and swaption counterparties (by rating):
AA- or above	5	$266	$14
A+, A, or A-	11	1,856	31
BBB+, BBB, or BBB-	3	42	6
Total OTC	19	2,164	51
Cleared and exchange-traded derivatives	2	215	21
Total	21	$2,379	$72

Approximately 98% of our exposure at fair value for OTC interest-rate swap and option-based derivatives, excluding amounts related to our posting of cash collateral in excess of our derivative liability determined at the counterparty level, was collateralized at December 31, 2016. The remaining exposure was primarily due to market movements between the measurement of a derivative at fair value and our receipt of the related collateral, as well as exposure amounts below the then applicable counterparty collateral posting threshold. The concentration of our derivative exposure among our primary OTC derivative counterparties remains high and could further increase.
We also execute forward purchase and sale commitments of mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes and utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the counterparty credit risk of the organization. In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we could be subject to the loss of the margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed the amount of margin we have posted to the MBSD/FICC, as clearing members are generally required to cover losses caused by defaulting members on a pro rata basis. It is difficult to estimate our maximum exposure, as this would require an assessment of transactions that we and other members of the MBSD/FICC may execute in the future. We believe that it is unlikely we will have to make any material payments under these arrangements and the risk of loss is expected to be remote because of the MBSD/FICC’s financial safeguards and our ability to terminate our membership in the clearinghouse (which would limit our loss). As of December 31, 2016, the gross fair value of such forward purchase and sale commitments that were in derivative asset positions was $270 million.
Other Counterparties

We have exposure to other types of counterparties to transactions that we enter into in the ordinary course of business, including the following:

•
Cash and other investments counterparties - We are exposed to the non-performance of counterparties relating to cash and other investments (including non-mortgage-related securities and cash equivalent) transactions, including those entered into on behalf of our securitization trusts. Our policies require that the counterparty be evaluated using our internal counterparty rating model prior

Freddie Mac 2016 Form 10-K	140

Management's Discussion and Analysis	Risk Management | Counterparty Credit Risk

to our entering into such transactions. We monitor the financial strength of our counterparties to these transactions and may use collateral maintenance requirements to manage our exposure to individual counterparties. The permitted term and dollar limits for each of these transactions are also based on the counterparty’s financial strength. Our cash and other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, Treasury, and the Federal Reserve Bank of New York. Our investments in non-mortgage-related securities at December 31, 2016 and 2015 were primarily in U.S. Treasury securities.

•
Mortgage related-security issuers and servicers - We are exposed to the non-performance of servicers and issuers of our investments in non-Freddie Mac mortgage-related securities, which can result in credit losses, impairments, and declines in the fair value of these securities. See the “Mortgage-Related Securities Credit Risk” section for more information on how we manage risk associated with non-agency mortgage-related securities. A significant portion of the single-family loans underlying our investments in non-agency mortgage-related securities is serviced by non-depository servicers. These servicers may not have the same financial strength, internal controls, or operational capacity as depository servicers. As of December 31, 2016 and 2015, approximately $8.4 billion and $13.0 billion, respectively, of our investments in single-family non-agency mortgage-related securities, based on UPB, were serviced by subsidiaries and/or affiliates of Ocwen Financial Corp.

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

•
The MERS® System - The MERS System is an electronic registry that is widely used by seller/servicers, Freddie Mac, and other participants in the mortgage industry to maintain records of beneficial ownership of loans. The MERS System is owned and operated by MERSCORP Holdings, Inc. In 2016, Intercontinental Exchange, Inc. acquired a majority equity position in MERSCORP Holdings, Inc. Freddie Mac and Fannie Mae also have equity positions in MERSCORP Holdings. A significant portion of the loans we own or guarantee are registered in the MERS System. Our business could be adversely affected if we were prevented from using the MERS System, or if our use of the MERS System adversely affects our ability to enforce our rights with respect to our loans registered in the MERS System.

Freddie Mac 2016 Form 10-K	141

Management's Discussion and Analysis	Risk Management | Operational Risk

OPERATIONAL RISK
We define operational risk as the risk of direct or indirect loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk is inherent in all of our activities. Operational risk events include accounting or operational errors, business interruptions, non-compliance with legal or regulatory requirements, fraudulent acts, inappropriate acts by employees, information security incidents, or vendors who do not perform in accordance with their contracts. These events could result in financial loss, legal actions, regulatory fines, and reputational harm.
OPERATIONAL RISK MANAGEMENT AND RISK PROFILE

Our operational risk management framework includes risk identification, assessment, measurement, mitigation and reporting. When operational risk events are identified, our policies require that the events be documented and analyzed to determine whether changes are required in our systems and/or processes to further mitigate the risk of future events.
During 2016, we continued to enhance and refine our three-lines-of-defense framework to both strengthen risk ownership in our business units and add clarity to risk management roles and responsibilities. Our framework focuses on balancing ownership of risk by our business units with corporate oversight and independent assurance of the design and effectiveness of our risk management activities.
In order to evaluate and monitor operational risk, each business unit completes an assessment using the Risk and Control Self-Assessment ("RCSA") framework. The framework is designed to identify and assess the business unit's exposure to operational risk and determine if additional action is required to manage the risk to an acceptable level.
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
We continue to face heightened operational risk and expect the risk to remain elevated for the near term. This elevated risk profile is due to the layering impact of several factors including: legacy systems requiring upgrade for operational resiliency; reliance on manual processes; volume and complexity of new business initiatives, including those we are pursuing under the Conservatorship Scorecards; and issues requiring remediation. Other factors contributing to our heightened operational risk are discussed in “Risk Factors - Operational Risks.”
While our operational risk profile remains elevated, we are continuing to strengthen our operational control environment.
We continued to invest in technology risk management activities, including the enhancement of our out-of-region disaster recovery capabilities. Our out-of-region data center, which became operational in 2014, improved our ability to recover our business systems in the event of a catastrophic regional business event, such as a disaster that affects our Northern Virginia production data centers.
We continue to make various multi-year investments to build the infrastructure for a better housing finance system, including the development of the common securitization platform by CSS (jointly owned

Freddie Mac 2016 Form 10-K	142

Management's Discussion and Analysis	Risk Management | Operational Risk

by Freddie Mac and Fannie Mae) and a single (common) security. With regard to the common securitization platform, while we exercise influence over CSS through our representation on the CSS Board of Managers, we do not control its day-to-day operations. CSS' day-to-day operations are managed by CSS management, which is overseen by the CSS Board of Managers. The Board of Managers consists of two Freddie Mac and two Fannie Mae representatives. We may not realize the benefits of our investments if the common securitization platform and single (common) security do not operate successfully, or if the market does not accept the single (common) security. In addition, the transition to the common securitization platform, which began in late 2016, presents significant operational and technological challenges. Freddie Mac began its transition to the common securitization platform in late 2016 through Release 1. We are employing various processes and procedures to mitigate the operational risks related to Release 1, including leveraging redundant operational processes and the ability to execute specific failback procedures. We will continue working with FHFA, CSS and Fannie Mae to develop processes and procedures related to the risks associated with Release 2.
We continue to invest in the information risk and security area to strengthen our capabilities to prevent, detect, respond to and mitigate risk, and protect our critical assets. In 2014, we launched a multi-year information protection initiative designed to mitigate information risk. In 2016, we updated our information security roadmap and launched an end-to-end information risk program.
Model Risk

Model Risk is defined as the potential for adverse consequences from decisions based on incorrect or misused model outputs. Our business activities significantly rely on the use of models. We use a variety of models to inform management decisions related to our businesses. These include models that forecast significant factors such as interest rates, mortgage rates, and house prices, as well as models that project future cash flows related to borrower prepayment and default behavior. Risks emerge when unexpected changes cause future outcomes to be different from the outcomes projected by our models.
Model development, changes to existing models, and model risks are managed in each line of business according to our three-lines-of-defense framework. New model development and changes to existing models undergo a review process. Each business periodically reviews model performance, embedded assumptions and limitations, and modeling techniques, and updates its models as it deems appropriate. The ERM Division, the second line of defense, develops corporate model risk policies and standards and independently validates the work done by the first line of defense (i.e., the business units). The Internal Audit Division, the third line of defense, provides additional periodic independent assessment that model governance, policies, and procedures are followed appropriately.
Given the importance and complexity of models in our business, model development may take several months to complete. Delays in our model development process could affect our ability to make sound business and risk management decisions, and increase our exposure to risk. We have procedures designed to mitigate this risk.
In 2016, we improved our model governance processes by strengthening model policies, standards and procedures. We face heightened exposure to risk in our model governance processes as we operationalize these enhancements. We will continue to refine these processes to increase effectiveness and efficiency.

Freddie Mac 2016 Form 10-K	143

Management's Discussion and Analysis	Risk Management | Operational Risk

A corporate Model Risk Committee serves as a coordination forum for any issues arising from models that are used across divisions. Issues that remain unresolved at the Model Risk Committee are escalated to the ERC as necessary. We face significant risks associated with our use of models, as discussed in "Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes."
OPERATIONAL RISK UPDATE RELATING TO MASTER TRUST AGREEMENTS

The company identified that some of its operational procedures were not sufficiently detailed to comply with certain obligations under its Master Trust Agreements, as they are amended from time to time. During 2016, we made significant progress to correct the deficiencies in these operational procedures, and we are continuing our efforts to improve our procedures. Past practices led to a build-up in the custodial account of funds that were due to the company. We withdrew $22.6 billion of company funds from the custodial account during 2016 and established processes to withdraw company funds on a regular basis.
The funds that were withdrawn were reclassified from restricted cash and cash equivalents to cash and cash equivalents on our consolidated balance sheets. However, cash and cash equivalents, restricted cash and cash equivalents, and securities purchased under agreements to resell are managed together. Therefore, the reclassification did not affect how we manage these funds.
EFFECTIVENESS OF OUR DISCLOSURE CONTROLS AND PROCEDURES

Management, including the company’s CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. As of December 31, 2016, we had one material weakness related to conservatorship, which remained unremediated, causing us to conclude that our disclosure controls and procedures were not effective at a reasonable level of assurance. For additional information, see “Controls and Procedures.”

Freddie Mac 2016 Form 10-K	144

Management's Discussion and Analysis	Risk Management | Market Risk

MARKET RISK
Our business segments have embedded exposure to market risk, including interest-rate and spread risks. Interest-rate risk is consolidated and primarily managed by the Investments segment, while spread risk is owned and managed by each individual business segment. Market risk can adversely affect future cash flows, or economic value, as well as earnings and net worth.
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
Although the mortgage-related investments portfolio is the main contributor of interest-rate risk to the company, other core businesses also contribute to our interest-rate risk and may be managed differently. We have certain assets that have a much shorter holding period. As a result, we may manage the risk of these assets based on their disposition, while our risk measures use long-term cash flows. Hedging these businesses at times requires additional assumptions concerning risk metrics to accommodate changes in pricing that may not be related to the future cash flow of the assets. This could create a perceived risk exposure as the hedged risk may differ from the model risk.
The choice of the benchmark rate used to model and hedge our positions is a significant assumption. The effectiveness of our hedges ultimately depends on how closely the different instruments (assets, liabilities, and derivatives) react to the underlying chosen benchmark. In the simplest example, all instruments would have interest-rate risk based on the same underlying benchmark, in our case, the swap rate. In practice, however, different instruments react differently versus the benchmark rate, which creates a market spread between the benchmark rate and the instrument. As the market spreads of these instruments move differently, our ability to predict the behavior of each instrument relative to the others is reduced, potentially affecting the effectiveness of our hedges.
We employ risk management practices that seek to maintain certain interest rate characteristics of our assets and liabilities within our risk limits through a number of different strategies, including:

•	Asset selection and structuring, such as acquiring or structuring mortgage-related securities with certain expected prepayment and other characteristics;

•	Issuance of both callable and non-callable unsecured debt; and

•	Use of interest rate derivatives, including swaptions and swaps.
To maintain our interest-rate risk exposure within our risk limits across a range of interest-rate scenarios,

Freddie Mac 2016 Form 10-K	145

Management's Discussion and Analysis	Risk Management | Market Risk

we analyze the interest-rate sensitivity of financial assets and liabilities at the instrument level on a daily basis across a variety of interest-rate scenarios. For risk management purposes, the interest-rate risk characteristics are determined daily based on models and market information, which may be updated daily, weekly, or monthly. The fair values of our assets and liabilities, including derivatives, are primarily based on either third-party prices or observable market-based inputs. See "Valuation Risk and Controls Over Fair Value Measurements" in Note 13 for discussion on valuation risk.
The Risk Committee of our Board of Directors establishes Board limits for certain interest-rate and spread risk measures, and if we exceed these limits, we are required to notify the Risk Committee and address the limit breach. These limits encompass a range of interest-rate risks that include duration risk, convexity risk, volatility risk, and yield curve risk associated with our use of various financial instruments, including derivatives. The Board limits also include a spread volatility limit on certain Multifamily assets. The management limits are set at values below those set at the Board level, which is intended to allow us to follow a series of predetermined actions in the event of a breach of the management limits and helps ensure proper oversight to reduce the possibility of exceeding the Board limits. Our ERC is responsible for reviewing performance as compared to the Board and management limits.
We generally do not hedge the interest-rate exposure of our credit guarantees except for the interest-rate exposure related to buy-ups, float, and STACR debt notes. Float, which arises from timing differences between the borrower's principal payments on the loan and the reduction of the PC balance, can lead to significant interest expense if the interest rate paid to a PC investor is higher than the reinvestment rate earned by the securitization trusts on payments received from borrowers and paid to us as trust management income.
Changes in prepayments, defaults, or market spreads can adversely affect our economic cash flows, earnings, and net worth.
We use derivatives as an important part of our strategy to manage interest-rate risk. When deciding to use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty risks, and our overall risk management strategy. See “Credit Risk - Counterparty Credit Risk” and “Risk Factors” for more discussion of our market risk exposures, including those related to derivatives, institutional counterparties, and other market risks.

Freddie Mac 2016 Form 10-K	146

Management's Discussion and Analysis	Risk Management | Market Risk

MEASUREMENT OF MARKET RISK

The principal types of market risks to which we are exposed are described below.

Risk	Description		Risk Exposure
Interest-rate Risk	Interest-rate risk is the risk that changes in the level and shape of the yield curve, such as a level change, or a flattening or steepening, will adversely affect our economic value.	•
A change in the level of interest rates (represented by a parallel shift of the yield curve, all else constant) exposes our assets and liabilities to risk, potentially affecting expected future cash flows and their present values. This is reflected in our PMVS-L and Duration Gap disclosures.

•
Similarly, changes in the shape or slope of the yield curve (often reflecting changes in the market’s expectation of future interest rates) exposes our assets and liabilities to risk, potentially affecting expected future cash flows and their present values. This is reflected in our PMVS-YC disclosure.

		•	Volatility risk is the risk that changes in the market's expectation of the magnitude of future variations in interest rates will adversely affect our economic value.
		•	We are exposed to volatility risk in both our mortgage-related assets and liabilities, especially in instruments with embedded options.
Spread Risk	Spread risk is the risk that yields in different asset classes may not move together and may adversely affect our economic value.	•
This risk arises principally because interest rates on our mortgage-related investments may not move in tandem with interest rates on our financial liabilities and derivatives, potentially affecting the effectiveness of our hedges.

		•	We are continually exposed to significant market spread risk, also referred to as mortgage-to-debt OAS risk, arising from funding mortgage-related investments with debt securities.
		•	We also incur market spread risk when we use LIBOR- or Treasury-based instruments in our risk management activities.
•
We are exposed to market spread risk arising from the difference in time between when we commit to purchase a multifamily mortgage loan and when we securitize the loan. During this time, market spreads can widen, causing losses due to changes in fair value. We also have market spread risk on the K Certificates and SB Certificates we hold in our mortgage-related investments portfolio.

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

Freddie Mac 2016 Form 10-K	147

Management's Discussion and Analysis	Risk Management | Market Risk

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

Freddie Mac 2016 Form 10-K	148

Management's Discussion and Analysis	Risk Management | Market Risk

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

LIMITATIONS OF MARKET RISK MEASURES

Our PMVS and duration gap estimates are determined using models that involve our judgment of interest-rate and prepayment assumptions. While we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. There could be times when we hedge differently than our model estimates during the period, such as when we are making changes or market updates to these models. While PMVS and duration gap estimate our exposure to changes in interest rates, they do not capture the potential effect of certain other market risks, such as changes in volatility and market spread risk. The effect of these other market risks can be significant.
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

Freddie Mac 2016 Form 10-K	149

Management's Discussion and Analysis	Risk Management | Market Risk

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
Our PMVS and duration gap measures do not fully reflect the potential effect of negative index values across all of our floating rate assets and liabilities. See “Risk Factors - Market Risk - Negative values for certain interest rate indices could have an adverse effect on our operational and interest-rate risk management processes.” We incorporated the effect of negative interest rate index values for the majority of our floating rate assets and liabilities in 2016. For the small population of these assets and liabilities for which we have not incorporated the effect of negative interest rate index values, we do not believe the impacts to the duration gap and PMVS levels would be material to the company's financial condition or results of operations.
The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the years ended December 31, 2016 and 2015. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. We are providing certain of the disclosures below pursuant to a disclosure commitment with FHFA.

	PMVS-YC	PMVS-L
(In millions)	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve:
December 31, 2016	$7	$—	$—
December 31, 2015	$12	$50	$186

	Year Ended December 31,
	2016			2015
(Duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	0.1	$6	$20	0.2	$17	$90
Minimum	(0.4)	$—	$—	(0.4)	$—	$23
Maximum	0.7	$31	$92	1.0	$47	$249
Standard deviation	0.2	$5	$21	0.3	$12	$40
Derivatives enable us to reduce our interest-rate risk exposure. The table below shows that the PMVS-L risk levels assuming a 50 basis point shift in the LIBOR yield curve for the periods presented would have been higher if we had not used derivatives.

Freddie Mac 2016 Form 10-K	150

Management's Discussion and Analysis	Risk Management | Market Risk

	PMVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
December 31, 2016	$3,651	$—	($3,651)
December 31, 2015	$3,373	$50	($3,323)
While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, the accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value), including derivatives, creates volatility in our GAAP earnings when interest rates fluctuate. Based upon the composition of our financial assets and liabilities, including derivatives, at December 31, 2016, we generally recognize fair value losses in GAAP earnings when interest rates decline. The table below presents the estimated adverse net effect on pre-tax earnings of certain immediate shifts in interest rates. These estimates represent the derivative gains (losses) attributable to financial instruments that are not measured at fair value on a recurring basis. The methodology used to calculate these figures is consistent with the methodology used to calculate our PMVS-YC and PMVS-L metrics above.

	GAAP FV-YC	GAAP FV-L
(In millions)	25 bps	50 bps	100 bps
December 31, 2016	$526	$1,328	$2,615
December 31, 2015	$635	$1,630	$3,573
Our adverse exposures under these interest-rate scenarios as of December 31, 2016 declined compared to December 31, 2015 as we entered into certain transactions, including structured transactions, during 2016 that have resulted in additional financial assets being recognized and measured at fair value which helped to offset the fair value changes of our derivatives.
In the first quarter of 2017, we began using hedge accounting for certain single-family mortgage loans, which is intended to partially reduce the interest-rate volatility in our GAAP earnings by eliminating a portion of the measurement differences between our GAAP financial results and the underlying economics of our business.
The disclosure in our Monthly Volume Summary reports, which are available on our web site www.freddiemac.com/investors/volsum, reflects the average of the daily PMVS-L, PMVS-YC, and duration gap estimates for a given reporting period (a month, a quarter, or year).

Freddie Mac 2016 Form 10-K	151

Management's Discussion and Analysis	Liquidity and Capital Resources | Overview

LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
Our business activities require that we maintain adequate liquidity to fund our operations, which primarily include the following:

•	Principal payments due to the maturity, redemption or repurchase of our other debt;

•	Interest payments on our other debt;

•	Dividend obligations on our senior preferred stock;

•	Cash purchases of single-family and multifamily loans;

•	Purchases of mortgage-related securities and non-mortgage investments;

•	Removal of modified or seriously delinquent mortgage loans from PC trusts;

•	Any shortfall related to the payments of principal and interest on our debt securities issued by consolidated trusts and any other payments related to our guarantees of mortgage assets;

•	Payments to affordable housing funds under the GSE Act;

•	Payments to Treasury associated with the legislated 10 basis point increase under the Temporary Payroll Tax Cut Continuation Act;

•	Any costs related to the disposition of our REO properties;

•	Payments related to derivative contracts;

•	Posting or pledging collateral to third parties in connection with secured financing and daily trade activities; and

•	Administrative expenses.
We fund our cash needs primarily by issuing other debt. Other sources of cash primarily include:

•	Interest and principal payments on and sales of securities or loans that we hold in our mortgage-related investments portfolio or our Liquidity and Contingency Operating Portfolio;

•	Repurchase transactions with counterparties;

•	Guarantee fees we receive in connection with our guarantee activities, excluding those fees associated with the legislated 10 basis point increase we remit to Treasury; and

•	Quarterly draws from Treasury under the Purchase Agreement, which are made if we have a quarterly deficit in our net worth.
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

Freddie Mac 2016 Form 10-K	152

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Management Framework

LIQUIDITY MANAGEMENT FRAMEWORK
The support provided by Treasury pursuant to the Purchase Agreement enables us to have adequate liquidity to conduct our normal business activities. However, the costs and availability of our debt funding could vary for a number of reasons, including the uncertainty about the future of the GSEs and any future downgrades in our credit ratings or the credit ratings of the U.S. government.
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
To facilitate cash management, we forecast cash outflows and inflows using assumptions and models. These forecasts help us to manage our liabilities with respect to the timing of our cash flows. Differences between actual and forecasted cash flows have resulted in higher costs from issuing a higher amount of debt than needed or unexpectedly needing to issue debt, and may do so in the future. Differences between actual and forecasted cash flows also could result in our account at the Federal Reserve Bank of New York being overdrawn. We maintain daily cash reserves to manage this risk.

Freddie Mac 2016 Form 10-K	153

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

LIQUIDITY PROFILE
During 2016, the majority of the funds in our Liquidity and Contingency Operating Portfolio were deposited with the Federal Reserve Bank of New York, invested in U.S. Treasury securities, or invested in securities purchased under agreements to resell. In the event of a downgrade of a position or counterparty, as applicable, below minimum rating requirements, we make an assessment whether to exit the existing position or continue to do business with the counterparty.
During 2016, we had sufficient access to the debt markets due largely to support from the U.S. government. We rely significantly on our ability to issue debt on an on-going basis to refinance our effective short-term debt. Our effective short-term debt percentage, which represents the percentage of our total other debt that is expected to mature within one year, increased to 46.1% as of December 31, 2016 compared to 41.3% as of December 31, 2015 as a larger percentage of our callable debt and non-callable debt is expected to mature during 2017 compared to 2016.
Our debt cap under the Purchase Agreement was $479.0 billion in 2016 and declined to $407.2 billion on January 1, 2017. As of December 31, 2016, our aggregate indebtedness, calculated as the par value of other debt, was $356.7 billion. We disclose the amount of our indebtedness on this basis monthly under the caption “Other Debt Activities - Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our web site at www.freddiemac.com/investors/volsum/.
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
The tables below summarize the par value and the average rate of other debt securities we issued or paid off, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases. We repurchase, call, or exchange our outstanding debt securities from time to time for a variety of reasons, including managing our funding composition and supporting the liquidity of our debt securities.

Freddie Mac 2016 Form 10-K	154

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

	Year Ended December 31, 2016
(Dollars in millions)	Short-term	Average Rate	Long-term	Average Rate
Discount notes and Reference Bills:
Beginning balance	$104,088	0.28%	$—	—
Issuances	424,256	0.30%	—	—
Maturities	(467,302)	0.27%	—	—
Ending Balance	61,042	0.47%	—	—
Securities sold under agreements to repurchase:
Beginning balance	—	—	—	—
Issuances	61,284	0.07%	—	—
Maturities	(58,244)	0.05%	—	—
Ending Balance	3,040	0.42%	—	—
Callable debt:
Beginning balance	—	—	107,675	1.61%
Issuances	—	—	115,930	1.47%
Calls	—	—	(123,475)	1.46%
Maturities	—	—	(1,710)	0.65%
Ending Balance	—	—	98,420	1.44%
Non-callable debt:(1)
Beginning balance	9,545	0.20%	196,713	2.34%
Issuances	7,435	0.41%	49,383	1.17%
Repurchases	—	—	(53)	11.78%
Maturities	(9,545)	0.20%	(59,237)	2.26%
Ending Balance	7,435	0.41%	186,806	2.10%
Total other debt	$71,517	0.47%	$285,226	1.87%

	Year Ended December 31, 2015
(Dollars in millions)	Short-term	Average Rate	Long-term	Average Rate
Discount notes and Reference Bills:
Beginning balance	$134,670	0.12%	$—	—
Issuances	427,964	0.11%	—	—
Maturities	(458,546)	0.07%	—	—
Ending Balance	104,088	0.28%	—	—
Securities sold under agreements to repurchase:
Beginning balance	—	—	—	—
Issuances	2,987	0.23%	—	—
Maturities	(2,987)	0.23%	—	—
Ending Balance	—	—	—	—
Callable debt:
Beginning balance	—	—	107,070	1.44%
Issuances	—	—	128,612	1.53%
Calls	—	—	(124,435)	1.34%
Maturities	—	—	(3,572)	1.17%
Ending Balance	—	—	107,675	1.61%
Non-callable debt:(1)
Beginning balance	—	—	212,289	2.40%
Issuances	9,545	0.20%	39,969	1.10%
Repurchases	—	—	(397)	3.97%
Maturities	—	—	(55,148)	1.68%
Ending Balance	9,545	0.20%	196,713	2.34%
Total other debt	$113,633	0.28%	$304,388	2.08%

(1)	Includes STACR debt notes and certain multifamily other debt.

Freddie Mac 2016 Form 10-K	155

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

Our outstanding other debt balance continues to decline as we reduce our indebtedness along with the decline in our mortgage-related investments portfolio. As a result, our total issuances of other debt, excluding securities sold under agreements to repurchase, decreased while total payoffs and maturities increased in 2016 compared to 2015. We continued to utilize overnight discount notes as a more cost effective tool to manage intra-day liquidity needs.
Our short term debt issuances provide us with overall lower funding costs relative to medium and longer term debt. In October 2016, amendments to the SEC's rules that govern money market mutual funds became effective. These amendments make certain structural and operational reforms to address the risks of investor withdrawals from money market funds. These amendments do not apply to mutual funds that invest solely in debt issued or guaranteed by the U.S. government or its agencies and instrumentalities, including GSEs. As a result, the demand for short-term government and agency debt has increased, which contributed to the improvement in our short-term and non-callable debt spreads during 2016.
We replaced a portion of called and matured medium-term and longer-term debt with a combination of new callable and non-callable debt. Issuing a combination of callable and non-callable debt assists in managing our liquidity metrics. Our callable debt provides us with the option to repay the outstanding principal balance of the debt prior to its contractual maturity date. As of December 31, 2016, $76 billion of the outstanding $98 billion of callable debt may be called within one year.
The following graphs present our other debt by contractual maturity date and earliest redemption date. For the purposes of this presentation, the earliest redemption date is the earliest call date for callable debt and the contractual maturity date for all other debt.

Contractual Maturity Date as of December    31, 2016

Earliest Redemption Date as of December 31, 2016

Freddie Mac 2016 Form 10-K	156

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

DEBT SECURITIES OF CONSOLIDATED TRUSTS

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.

	Year Ended December 31,
(In millions)	2016	2015
Beginning balance	$1,513,089	$1,440,325
Issuances:
New issuances to third parties	309,021	259,890
Additional issuances of securities	162,386	137,676
Total issuances	471,407	397,566
Extinguishments:
Purchases of debt securities from third parties	(42,716)	(43,341)
Debt securities received in settlement of advances to lenders	(29,292)	(11,225)
Repayments of debt securities	(310,326)	(270,236)
Total extinguishments	(382,334)	(324,802)
Ending balance	1,602,162	1,513,089
Unamortized premiums and discounts	46,521	43,032
Debt securities of consolidated trusts held by third parties	$1,648,683	$1,556,121
Debt securities of our consolidated trusts represent our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Our exposure on debt securities of consolidated trusts is limited to the guarantee we provide on the payment of principal and interest on these securities, as the primary source of repayment of these debt securities comes from the cash flows of the mortgage loans held by the trusts which back the securities. At December 31, 2016, our estimated exposure (including the amounts that are due to Freddie Mac for debt securities of consolidated trusts that we purchased) to these debt securities is recognized as the allowance for credit losses on mortgage loans held by consolidated trusts. See Note 4 for details on our allowance for loan losses.
The table below provides information on the debt securities issued by our consolidated trusts.

Freddie Mac 2016 Form 10-K	157

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

	December 31,
(In millions)	2016	2015
Single-family
PCs:
30-year or more amortizing fixed-rate	$1,235,862	$1,156,220
20-year amortizing fixed-rate	82,118	81,255
15-year amortizing fixed-rate	282,520	281,165
Adjustable-rate	57,038	66,807
Interest-only	15,043	19,573
FHA/VA and other governmental	2,421	2,745
Total single-family PCs	1,675,002	1,607,765
Other single-family	4,531	5,824
Total single-family	1,679,533	1,613,589
Multifamily
Other securitization products	3,048	1,711
Total Freddie Mac mortgage-related securities	1,682,581	1,615,300
Repurchased or retained at issuance Freddie Mac mortgage-related securities	(80,419)	(102,211)
Debt securities of consolidated trusts held by third parties	$1,602,162	$1,513,089
CREDIT RATINGS

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. The table below indicates our credit ratings as of February 2, 2017.

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
OTHER INVESTMENTS AND CASH PORTFOLIO

The investments in our other investments and cash portfolio are important to our cash flow, collateral management, asset and liability management, and our ability to provide liquidity and stability to the mortgage market. The table below summarizes the balances in our other investments and cash portfolio,

Freddie Mac 2016 Form 10-K	158

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

which includes the Liquidity and Contingency Operating Portfolio.

	December 31, 2016				December 31, 2015
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other(1)	Total Other Investments and Cash Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other(1)	Total Other Investments and Cash Portfolio
Cash and cash equivalents	$12.4	$—	$—	$12.4	$5.4	$—	$0.2	$5.6
Restricted cash and cash equivalents	—	9.5	0.4	9.9	—	14.5	—	14.5
Securities purchased under agreements to resell	37.5	13.6	0.4	51.5	48.4	14.8	0.4	63.6
Non-mortgage related securities	19.6	—	1.5	21.1	16.2	—	1.0	17.2
Other assets(2)	—	—	1.3	1.3	—	—	0.9	0.9
Total	$69.5	$23.1	$3.6	$96.2	$70.0	$29.3	$2.5	$101.8

(1)
Consists of amounts related to collateral held by us from OTC derivative counterparties, investments in unsecured agency debt that we may not otherwise invest in, other than to pledge as collateral to our counterparties when our derivatives are in a liability position, and advances to lenders.

(2)	Consists of advances to lenders.
Our non-mortgage-related securities in the Liquidity and Contingency Operating Portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York.
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
In addition, we hold unsecuritized single-family loans and multifamily held-for-sale loans that could be securitized and would then be available for sale or use as collateral for repurchase agreements. Due to the large size of our portfolio of liquid assets, the amount of mortgage-related assets that we may successfully sell or borrow against in the event of a liquidity crisis or significant market disruption may be substantially less than the amount of mortgage-related assets we hold. There would likely be insufficient market demand for large amounts of these assets over a prolonged period of time, which would limit our ability to sell or borrow against these assets.
We hold other mortgage assets, but given their characteristics, they may not be available for immediate sale or for use as collateral for repurchase agreements. These assets consist of certain structured agency securities collateralized by non-agency mortgage-related securities, non-agency CMBS, non-agency RMBS backed by subprime, option ARM, and Alt-A and other loans, and unsecuritized seriously delinquent and modified single-family loans.
We are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury.

Freddie Mac 2016 Form 10-K	159

Management's Discussion and Analysis	Liquidity and Capital Resources I Cash Flows

CASH FLOWS
We evaluate our cash flow performance by comparing the net cash flows from operating and investing activities to the net cash flows required to finance those activities. The following graphs present the results of these activities for the years ended December 31, 2016, 2015 and 2014.
Operating Cash Flows Investing Cash Flows Financing Cash Flows
2014 2015 2016 2014 2015 2016 2014 2015 2016

Commentary

2016 vs. 2015
Cash provided by operating activities increased $5.8 billion primarily due to the following:

•	Increase in net sales of mortgage loans acquired as held-for-sale, primarily due to an increase in the volume of our multifamily securitizations; partially offset by

•	Decrease in our net interest income.
Cash provided by investing activities decreased $9.7 billion primarily due to the following:

•	Increase in advances to lenders;

•	Increase in net purchases of investment securities, primarily due to more investment securities being retained from our agency resecuritizations; partially offset by

•
Decrease in securities purchased under agreements to resell due to lower near-term cash needs for upcoming maturities and anticipated calls of other debt at the end of 2016 compared to the end of 2015; and

•	Decrease in restricted cash due to the withdrawal of company funds from the custodial account.
Cash used in financing activities decreased $16.0 billion primarily due to the following:

•
Decrease in net repayments and redemptions of debt securities of consolidated trusts held by third parties due to an increase in the volume of our single-family PC issuances for cash; partially offset by

•	Increase in net repayments of other debt, as we reduced our indebtedness along with the decline in our mortgage-related investments portfolio.

Freddie Mac 2016 Form 10-K	160

Management's Discussion and Analysis	Liquidity and Capital Resources I Cash Flows

2015 vs. 2014
Cash used by operating activities increased $9.8 billion primarily due to the following:

•	Increase in net purchases of multifamily held-for-sale mortgage loans, as we increased our support of workforce housing in the multifamily mortgage market; and

•	Decrease in cash proceeds received from settlements of our non-agency mortgage-related securities litigation.
Cash provided by investing activities decreased $26.4 billion primarily due to the following:

•	Increase in our securities purchased under agreements to resell as a result of higher near-term cash needs for upcoming maturities and anticipated calls of other debt; and

•	Increase in advances to lenders.
Cash used in financing activities decreased $31.2 billion primarily due to the following:

•	Decrease in net repayments of other debt, as we increased our use of medium-term other debt to fund our business operation; and

•	Decrease in cash dividend payments on the senior preferred stock, as a result of lower comprehensive income.

Freddie Mac 2016 Form 10-K	161

Management's Discussion and Analysis	Liquidity and Capital Resources I Capital Resources

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
At December 31, 2016, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount at December 31, 2016 and the 2017 Capital Reserve Amount of $600 million, our scheduled dividend obligation to Treasury in March 2017 will be $4.5 billion. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock. As a result of the net worth sweep dividend on the senior preferred stock, our future profits will be distributed to Treasury, and we cannot retain capital from the earnings generated by our business operations (other than a limited capital reserve amount that will decrease to zero in 2018) or return capital to stockholders other than Treasury. See “Conservatorship and Related Matters” and “Regulation and Supervision” for more information.
In June 2016, FASB issued a new Accounting Standards Update (ASU 2016-13, Financial Instruments—Credit Losses) related to the measurement of credit losses on financial instruments that will be effective as of January 1, 2020, with early adoption permitted as of January 1, 2019. This Update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses. While we are still evaluating the effect that the adoption of this Update will have on our financial results, it will increase (perhaps substantially) our provision for credit losses in the period of adoption. As our capital reserve will decline to zero in 2018, this Update increases the risk that we will need to request a draw from Treasury for the period of adoption.
The table below presents activity related to our net worth.

	Year Ended December 31,
(In millions)	2016	2015	2014
Beginning balance	$2,940	$2,651	$12,835
Comprehensive income	7,118	5,799	9,426
Capital draw from Treasury	—	—	—
Senior preferred stock dividends declared	(4,983)	(5,510)	(19,610)
Total equity / net worth	$5,075	$2,940	$2,651
Aggregate draws under Purchase Agreement	$71,336	$71,336	$71,336
Aggregate cash dividends paid to Treasury	$101,448	$96,465	$90,955

Freddie Mac 2016 Form 10-K	162

Management's Discussion and Analysis	Conservatorship and Related Matters

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
Our current business objectives reflect direction we received from the Conservator including the Conservatorship Scorecards. At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives. Given our public mission and the important role the Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions, we sometimes take actions that could have a negative impact on our business, operating results or financial condition, and could thus contribute to a need for additional draws under the Purchase Agreement. Certain of these actions are intended to help homeowners and the mortgage market.
PURCHASE AGREEMENT, WARRANT AND SENIOR PREFERRED STOCK
In connection with our entry into conservatorship, we entered into the Purchase Agreement with Treasury. Under the Purchase Agreement, we issued to Treasury both senior preferred stock and a warrant to purchase common stock. The Purchase Agreement, the warrant and the senior preferred stock do not

Freddie Mac 2016 Form 10-K	163

Management's Discussion and Analysis	Conservatorship and Related Matters

contain any provisions causing them to terminate or cease to exist upon the termination of conservatorship. The conservatorship, the Purchase Agreement, the warrant and the senior preferred stock materially limit the rights of our common and preferred stockholders (other than Treasury).
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
The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP consolidated balance sheet for the applicable fiscal quarter, provided that the aggregate amount funded under the Purchase Agreement may not exceed Treasury's commitment. As of December 31, 2016, the aggregate liquidation preference of the senior preferred stock was $72.3 billion, and the amount of available funding remaining under the Purchase Agreement was $140.5 billion. To the extent we draw additional funds in the future, the aggregate liquidation preference will increase and the amount of available funding remaining will decrease.
Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers and privileges of the Board. Under the August 2012 amendment to the Purchase Agreement, our dividend obligation each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. As a result of the net worth sweep dividend, our future profits will be distributed to Treasury, and the holders of our common stock and non-senior preferred stock will not receive benefits that could otherwise flow from any such future profits. If for any reason we were not to pay the amount of our dividend obligation on the senior preferred stock in full, the unpaid amount would be added to the liquidation preference, but this would not affect our ability to draw funds from Treasury under the Purchase Agreement.
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
The Purchase Agreement and warrant contain covenants that significantly restrict our business and capital activities. For example, the Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	Pay dividends on our equity securities, other than the senior preferred stock or warrant, or repurchase

Freddie Mac 2016 Form 10-K	164

Management's Discussion and Analysis	Conservatorship and Related Matters

our equity securities;

•	Issue any additional equity securities, except in limited instances;

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

•
Under the Purchase Agreement, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year.

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
Our results against the limits imposed on our mortgage-related investments portfolio and aggregate indebtedness are shown below.

Freddie Mac 2016 Form 10-K	165

Management's Discussion and Analysis	Conservatorship and Related Matters

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
We evaluate the liquidity of the assets in our mortgage-related investments portfolio based on three categories (in order of liquidity):

•
Liquid: single-class and multi-class agency securities, excluding certain structured agency securities collateralized by non-agency mortgage-related securities. Also includes certain non-agency mortgage-related securities guaranteed by a GSE;

Freddie Mac 2016 Form 10-K	166

Management's Discussion and Analysis	Conservatorship and Related Matters

•
Securitization Pipeline: performing multifamily and single-family loans purchased for cash and primarily held for a short period until securitized, with the resulting Freddie Mac issued securities being sold or retained; and

•
Less Liquid: assets that are less liquid than both agency securities and loans in the securitization pipeline (e.g., reperforming loans and performing modified loans, single-family seriously delinquent loans, and non-agency mortgage-related securities not guaranteed by a GSE).

The table below presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation. The cap for this portfolio will decrease to approximately $288 billion at December 31, 2017.

	December 31, 2016				December 31, 2015
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Investments segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$13,113	$—	$13,113	$—	$10,041	$—	$10,041
Reperforming loans and performing modified loans	—	—	58,326	58,326	—	—	67,036	67,036
Total single-family unsecuritized loans	—	13,113	58,326	71,439	—	10,041	67,036	77,077
Freddie Mac mortgage-related securities	125,652	—	4,776	130,428	135,869	—	6,076	141,945
Non-agency mortgage-related securities	113	—	16,059	16,172	—	—	27,754	27,754
Non-Freddie Mac agency mortgage-related securities	11,759	—	—	11,759	12,958	—	—	12,958
Total Investment segment - Mortgage investments portfolio	137,524	13,113	79,161	229,798	148,827	10,041	100,866	259,734
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	13,692	13,692	—	—	19,501	19,501
Multifamily segment - unsecuritized loans and mortgage-related securities	7,447	16,372	31,117	54,936	7,304	19,563	40,809	67,676
Total mortgage-related investments portfolio	$144,971	$29,485	$123,970	$298,426	$156,131	$29,604	$161,176	$346,911
Percentage of total mortgage-related investments portfolio	49%	10%	41%	100%	45%	9%	46%	100%
Mortgage-related investments portfolio cap at December 31, 2016 and 2015, respectively				$339,304				$399,181
90% of mortgage-related investments portfolio cap at December 31, 2016 and 2015, respectively(1)				$305,374				$359,263

(1)	Represents the amount that we manage to under our Retained Portfolio Plan, subject to certain exceptions.
We are particularly focused on reducing, in an economically sensible manner, the balance of the less liquid assets that we hold in our mortgage-related investments portfolio. Our efforts to reduce our holdings of these assets help satisfy several objectives, including to improve the overall liquidity of our mortgage-related investments portfolio and comply with the mortgage-related investments portfolio limits. The decline in our holdings of less liquid assets, which included repayments and active dispositions, accounted for the majority of the decline in our mortgage-related investments portfolio during 2016. Our active dispositions of less liquid assets included the following:

Freddie Mac 2016 Form 10-K	167

Management's Discussion and Analysis	Conservatorship and Related Matters

•
Sales of $12.4 billion of less liquid assets, including $8.1 billion in UPB of non-agency mortgage-related securities, $3.1 billion in UPB of seriously delinquent unsecuritized single-family loans, and $1.1 billion in UPB of single-family reperforming loans and performing modified loans. Our sales of reperforming loans and performing modified loans involved securitization of the loans using a senior subordinate securitization structure, in which we guaranteed the resulting senior securities. As part of these transactions, we retained certain of the guaranteed senior securities for our mortgage-related investments portfolio;

•	Securitizations of $1.5 billion in UPB of less liquid multifamily loans; and

•
Securitizations of $5.7 billion in UPB of single-family reperforming loans and performing modified loans into Freddie Mac PCs, thereby enhancing their liquidity. Our strategy related to these securitizations is to initially retain all of the resulting mortgage-related securities and then resecuritize a portion of these securities with some of the resulting interests being sold to third parties.

FHFA’S STRATEGIC PLAN FOR FREDDIE MAC AND FANNIE MAE CONSERVATORSHIPS
In May 2014, FHFA issued its 2014 Strategic Plan. FHFA issued the 2016 and 2017 Conservatorship Scorecards in December 2015 and December 2016, respectively. The 2014 Strategic Plan updated FHFA's vision for implementing its obligations as Conservator of Freddie Mac and Fannie Mae. The Conservatorship Scorecards established annual objectives and performance targets and measures for Freddie Mac and Fannie Mae related to the strategic goals set forth in the 2014 Strategic Plan.
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
For information about the 2016 Conservatorship Scorecard, and our performance with respect to it, see “Executive Compensation - Compensation Discussion and Analysis.” For information about the 2017 Conservatorship Scorecard, see our current report on Form 8-K filed on December 15, 2016.
For more information on the conservatorship and related matters, see "Regulation and Supervision," “Risk Factors - Conservatorship and Related Matters,” Note 2, Note 9, and “Directors, Corporate Governance, and Executive Officers - Authority of the Board and Board Committees.”

Freddie Mac 2016 Form 10-K	168

Management's Discussion and Analysis	Regulation and Supervision

REGULATION AND SUPERVISION
In addition to our oversight by FHFA as our Conservator, we are subject to regulation and oversight by FHFA under our Charter and the GSE Act and to certain regulation by other government agencies. Furthermore, regulatory activities by other government agencies can affect us indirectly, even if we are not directly subject to such agencies’ regulation or oversight. For example, regulations that modify requirements applicable to the origination or servicing of mortgages can affect us.
FEDERAL HOUSING FINANCE AGENCY
FHFA is an independent agency of the federal government responsible for oversight of the operations of Freddie Mac, Fannie Mae, and the FHLBs.
Under the GSE Act, FHFA has safety and soundness authority that is comparable to, and in some respects broader than, that of the federal banking agencies. FHFA is responsible for implementing the various provisions of the GSE Act that were added by the Reform Act.
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
CAPITAL STANDARDS

FHFA suspended capital classification of us during conservatorship in light of the Purchase Agreement. The existing statutory and FHFA-directed regulatory capital requirements are not binding during the conservatorship. These capital standards are described in Note 15. Under the GSE Act, FHFA has the authority to increase our minimum capital levels temporarily or to establish additional capital and reserve requirements for particular purposes.
Pursuant to an FHFA rule, FHFA-regulated entities are required to conduct annual stress tests to determine whether such companies have sufficient capital to absorb losses as a result of adverse

Freddie Mac 2016 Form 10-K	169

Management's Discussion and Analysis	Regulation and Supervision

economic conditions. Under the rule, Freddie Mac is required to conduct annual stress tests using scenarios specified by FHFA that reflect a minimum of three sets of economic and financial conditions and publicly disclose the results of the stress test under the “severely adverse” scenario. In August 2016, we disclosed the results of our most recent "severely adverse" scenario stress test which projected an improvement in the amount of available funding remaining under the Purchase Agreement compared to the test results disclosed in April 2015.
NEW PRODUCTS

The GSE Act requires Freddie Mac and Fannie Mae to obtain the approval of FHFA before initially offering any product (as defined in the statute), subject to certain exceptions. The GSE Act also requires us to provide FHFA with written notice of any new activity that we consider not to be a product. While FHFA published an interim final rule on prior approval of new products, it stated that permitting us to engage in new products is inconsistent with the goals of conservatorship and instructed us not to submit such requests under the interim final rule.
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
If the Director of FHFA finds that we failed (or there is a substantial probability that we will fail) to meet a housing goal and that achievement of the housing goal was or is feasible, the Director may require the submission of a housing plan that describes the actions we will take to achieve the unmet goal. FHFA has the authority to take actions against us if we fail to submit a required housing plan, submit an unacceptable plan, fail to comply with a plan approved by FHFA, or fail to submit certain mortgage purchase data, information or reports as required by law. We are currently operating under an FHFA-required housing plan. See “Risk Factors - Legal And Regulatory Risks - We may make certain changes to our business in an attempt to meet our housing goals and subgoals, which may cause us to forgo other more profitable opportunities.”
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

Freddie Mac 2016 Form 10-K	170

Management's Discussion and Analysis	Regulation and Supervision

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
Our goals for 2016 and 2017 are set forth below.

	2016	2017
Single-family purchase money goals (Benchmark levels):
Low-income	24%	24%
Very low-income	6%	6%
Low-income areas	17%	TBD
Low-income areas subgoal	14%	14%
Single-family refinance low-income goal (Benchmark level)	21%	21%
Multifamily low-income goal (In units)	300,000	300,000
Multifamily very low-income subgoal (In units)	60,000	60,000
Multifamily small property low-income subgoal (In units)	8,000	10,000
We expect to report our performance with respect to the 2016 affordable housing goals in March 2017. At this time, based on preliminary information, we believe we met three of our single-family goals and our three multifamily goals for 2016, but believe we failed to meet the FHFA benchmark level for the other single-family goals. FHFA will not be able to make a final determination on our performance until market data is released in October 2017.
AFFORDABLE HOUSING FUND ALLOCATIONS

The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases, and pay such amount to certain housing funds. FHFA suspended this requirement when we were placed into conservatorship. However, in December 2014, FHFA terminated the suspension and directed us to begin setting aside amounts, in accordance with the following terms and conditions:

•	The amount we will set aside each fiscal year, commencing with fiscal year 2015, will be based on our total new business purchases during such fiscal year; and

•
Within 60 days after the end of each fiscal year commencing with fiscal year 2015, we will transfer the amount set aside. However, if we have made a draw under the Purchase Agreement during that fiscal year or if such transfer will cause us to have to make a draw, then we will not make a transfer and the amount set aside for that fiscal year will be reversed.

We are prohibited from passing through the costs of these allocations to the originators of the loans that we purchase. During 2016, we completed $445.7 billion of new business purchases subject to this requirement and accrued $187 million of related expense. We expect to pay this amount in February 2017 through the following payments: $91.2 million to the Housing Trust Fund administered by HUD; $49.1

Freddie Mac 2016 Form 10-K	171

Management's Discussion and Analysis	Regulation and Supervision

million to the Capital Magnet Fund administered by Treasury; and $46.8 million to the HOPE Reserve Account administered by Treasury.
PORTFOLIO ACTIVITIES

The GSE Act provides FHFA with the power to regulate the size and content of our mortgage-related investments portfolio. The GSE Act requires FHFA to establish, by regulation, criteria governing portfolio holdings to ensure the holdings are backed by sufficient capital and consistent with our mission and safe and sound operations. FHFA adopted the portfolio holdings criteria established in the Purchase Agreement, as it may be amended from time to time, for so long as we remain subject to the Purchase Agreement. See "Conservatorship And Related Matters - Limits On Our Mortgage-Related Investments Portfolio And Indebtedness" for more information.
SUBORDINATED DEBT

FHFA directed us to continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable.
Under the Purchase Agreement, we may not issue subordinated debt without Treasury's consent. During 2016 and 2015, we did not call, repurchase or issue any Freddie SUBS® securities.
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
DEPARTMENT OF THE TREASURY
Treasury has significant rights and powers as a result of the Purchase Agreement. In addition, under our Charter, the Secretary of the Treasury has approval authority over our issuances of notes, debentures and substantially identical types of unsecured debt obligations (including the interest rates and maturities of these securities), as well as new types of mortgage-related securities issued subsequent to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The Secretary of the Treasury has performed this debt securities approval function by coordinating GSE debt offerings with Treasury funding activities. Our Charter also authorizes Treasury to purchase Freddie Mac debt obligations not exceeding $2.25 billion in aggregate principal amount at any time.
CONSUMER FINANCIAL PROTECTION BUREAU
The CFPB regulates consumer financial products and services. The CFPB adopted a number of final

Freddie Mac 2016 Form 10-K	172

Management's Discussion and Analysis	Regulation and Supervision

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
SECURITIES AND EXCHANGE COMMISSION
We are subject to the reporting requirements applicable to registrants under the Exchange Act, including the requirement to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Although our common stock is required to be registered under the Exchange Act, we continue to be exempt from certain federal securities law requirements, including the following:

•	Securities we issue or guarantee are “exempted securities” and may be sold without registration under the Securities Act of 1933;

•	We are excluded from the definitions of “government securities broker” and “government securities dealer” under the Exchange Act;

•	The Trust Indenture Act of 1939 does not apply to securities issued by us; and

•	We are exempt from the Investment Company Act of 1940 and the Investment Advisers Act of 1940, as we are an “agency, authority or instrumentality” of the U.S. for purposes of such Acts.
LEGISLATIVE AND REGULATORY DEVELOPMENTS
LEGISLATION RELATED TO FREDDIE MAC AND ITS FUTURE STATUS

Our future structure and role will be determined by the Administration and Congress, and it is possible, and perhaps likely, that there will be significant changes beyond the near-term.
Several bills were introduced in the 114th Congress, which adjourned in January 2017, concerning the future status of Freddie Mac, Fannie Mae, and the mortgage finance system, including bills which provided for the wind down of Freddie Mac and Fannie Mae, modification of the terms of the Purchase Agreement or an increase in credit risk transfer transactions. None of these bills was enacted. It is likely that similar or new bills will be introduced and considered in the 115th Congress that began in January 2017. We cannot predict whether any of such bills will be enacted.
2015 AFFORDABLE HOUSING GOALS AND HOUSING PLAN

In December 2016, FHFA determined that we achieved three of our five single-family affordable housing goals and all three of our multifamily goals for 2015. Due to our failure to meet two single-family housing goals for 2014, we have been operating under an FHFA-required housing plan that addresses how we intend to achieve the missed goals in 2016 and 2017. Due to our failure to meet two single-family housing

Freddie Mac 2016 Form 10-K	173

Management's Discussion and Analysis	Regulation and Supervision

goals for 2015, FHFA has extended our housing plan through 2018. Our performance compared to our goals, as determined by FHFA for 2015 and 2014, is set forth below.

	Goals for 2015	Market Level for 2015	Results for 2015	Goals for 2014	Market Level for 2014	Results for 2014
Single-family purchase money goals (Benchmark levels):
Low-income	24%	23.6%	22.3%	23%	22.8%	21.0%
Very low-income	6%	5.8%	5.4%	7%	5.7%	4.9%
Low-income areas	19%	19.8%	19.0%	18%	22.1%	20.1%
Low-income areas subgoal	14%	15.2%	14.5%	11%	15.0%	13.6%
Single-family refinance low-income goal (Benchmark level)	21%	22.5%	22.8%	20%	25.0%	26.4%
Multifamily low-income goal (In units)	300,000	N/A	379,042	200,000	N/A	273,434
Multifamily very low-income subgoal (In units)	60,000	N/A	76,935	40,000	N/A	48,689
Multifamily small property low-income subgoal (In units)	6,000	N/A	12,801	N/A	N/A	N/A
FINAL RULE ON DUTY TO SERVE UNDERSERVED MARKETS

The GSE Act establishes a duty for Freddie Mac and Fannie Mae to serve three underserved markets (manufactured housing, affordable housing preservation and rural areas) by developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low- and moderate-income families in those markets.
In December 2016, FHFA published a final rule regarding the duty of Freddie Mac and Fannie Mae to serve these underserved markets. Under the rule, Freddie Mac and Fannie Mae are each required to submit to FHFA an underserved markets plan covering a three-year period that describes the activities and objectives it will undertake to meet its duty to serve. We anticipate that the plans will become effective in January 2018, after FHFA provides notice of non-objection with respect to our plan for each underserved market. The rule provides duty to serve credit for eligible activities that facilitate a secondary market for mortgages on residential properties in the specified underserved markets. It also establishes a method for evaluating and rating Freddie Mac’s and Fannie Mae’s performance each year, on which FHFA will report annually to Congress.
We cannot predict the impact that the rule will have on our business, operations, profitability or credit risk. It is possible that the rule could have an adverse effect on us.

Freddie Mac 2016 Form 10-K	174

Management's Discussion and Analysis	Contractual Obligations

CONTRACTUAL OBLIGATIONS
Our contractual obligations affect our short- and long-term liquidity and capital resource needs. The table below provides aggregated information about the listed categories of our contractual obligations as of December 31, 2016. The table includes information about undiscounted future cash payments due under these contractual obligations, aggregated by type of contractual obligation, including the contractual maturity profile of our debt securities (other than debt securities of consolidated trusts held by third parties). The timing of actual future payments may differ from those presented due to a number of factors, including discretionary debt repurchases.
The amounts of future interest payments on debt securities outstanding at December 31, 2016 are based on the contractual terms of our debt securities at that date. These amounts were determined using certain assumptions, including that variable-rate debt continues to accrue interest at the contractual rates in effect at December 31, 2016 until maturity and callable debt continues to accrue interest until its contractual maturity. The amounts of future interest payments on debt securities do not reflect certain factors that will change the amounts of interest payments on our debt securities after December 31, 2016, such as changes in interest rates, the call or retirement of any debt securities, and the issuance of new debt securities. Accordingly, the amounts presented in the table do not represent a forecast of our future cash interest payments or interest expense.
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

•	Future cash payments associated with the liquidation preference of the senior preferred stock, the quarterly commitment fee (which has been suspended), and dividends on the senior preferred stock;

•	Future cash settlements on derivative agreements not yet accrued, because the amount and timing of such payments are dependent upon items such as changes in interest rates;

•
Future dividends on outstanding preferred stock (other than the senior preferred stock), because dividends on these securities are non-cumulative and because we are currently prohibited from paying dividends on these securities;

•
Future cash payments related to the 4.2 basis points of each dollar of total new business purchases that we are required by the GSE Act to set aside and pay to certain housing funds, because the amount of such payments is dependent on the volume of our new business purchases and the timing of such payments is dependent, in part, on whether we have made, or could be required to make, a draw under the Purchase Agreement; and

Freddie Mac 2016 Form 10-K	175

Management's Discussion and Analysis	Contractual Obligations

•	The guarantee payments and commitments to advance funds pertaining to off-balance sheet arrangements.

(In millions)	Total	2017	2018	2019	2020	2021	Thereafter
Other long-term debt(1)	$285,226	$92,831	$71,392	$46,436	$13,274	$20,372	$40,921
Other short-term debt(1)	71,517	71,517	—	—	—	—	—
Interest payable(2)	30,328	11,115	3,274	2,525	1,996	1,864	9,554
Other contractual liabilities reflected on our consolidated balance sheets(3)	6,747	5,961	7	6	8	7	758
Purchase obligations:
Purchase commitments(4)	27,727	27,727	—	—	—	—	—
Other purchase obligations(5)	2,624	299	217	216	209	207	1,476
Lease obligations	39	11	9	9	6	3	1
Total specified contractual obligations	$424,208	$209,461	$74,899	$49,192	$15,493	$22,453	$52,710

(1)	Represents par value. Callable debt is included in this table at its contractual maturity. For additional information about our debt, see Note 6.

(2)
Includes estimated future interest payments on our short-term and long-term debt securities as well as the accrual of periodic cash settlements of derivatives, netted by counterparty. Also includes accrued interest payable recorded on our consolidated balance sheet.

(3)
Includes (i) obligations related to our qualified and non-qualified defined contribution plans, retiree medical plan and other benefit plans; (ii) future cash payments due under our contractual obligations to make delayed equity contributions to LIHTC partnerships; and (iii) payables to the consolidated trusts established for the administration of cash remittances received related to the underlying assets of Freddie Mac mortgage-related securities.

(4)
Purchase commitments represent our obligations to purchase loans and mortgage-related securities from third parties, most of which are accounted for as derivatives in accordance with the accounting guidance for derivatives and hedging.

(5)	Primarily includes unconditional purchase obligations that are legally binding and that are subject to a cancellation penalty.

Freddie Mac 2016 Form 10-K	176

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

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
SECURITIZATION ACTIVITIES AND OTHER GUARANTEES
We have certain off-balance sheet arrangements related to our securitization activities involving guaranteed loans and mortgage-related securities, though most of our securitization activities are on-balance sheet. Our off-balance sheet arrangements related to these securitization activities primarily consist of K Certificates and SB Certificates. We also have off-balance sheet arrangements related to certain other securitization products and other mortgage-related guarantees.
Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $166.7 billion and $127.3 billion at December 31, 2016 and 2015, respectively.
As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” which were $8.5 billion and $8.9 billion at December 31, 2016 and 2015, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. At both December 31, 2016 and 2015, there were no liquidity guarantee advances outstanding.
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
As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. For more information, see “Risk Management - Credit Risk - Counterparty Credit Risk - Derivative Counterparties” and Note 7. We also enter into purchase commitments primarily related to future guarantor swap transactions for single-family loans, and, to a lesser extent, commitments to purchase or guarantee multifamily loans. These non-derivative commitments totaled $267.4 billion and

Freddie Mac 2016 Form 10-K	177

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

$258.4 billion in notional value at December 31, 2016 and 2015, respectively.
In connection with the execution of the Purchase Agreement, we, through FHFA, in its capacity as Conservator, issued a warrant to Treasury to purchase 79.9% of our common stock outstanding on a fully diluted basis on the date of exercise. See Note 9 for further information.

Freddie Mac 2016 Form 10-K	178

Management's Discussion and Analysis	Critical Accounting Policies and Estimates

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP requires us to make a number of judgments, estimates, and assumptions that affect the reported amounts within our consolidated financial statements. Certain of our accounting policies, as well as estimates we make, are critical, as they are both important to the presentation of our financial condition and results of operations and require management to make difficult, complex, or subjective judgments and estimates, often regarding matters that are inherently uncertain. Actual results could differ from our estimates, and the use of different judgments and assumptions related to these policies and estimates could have a material impact on our consolidated financial statements.
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
Determining the appropriateness of the single-family allowance for loan losses is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. This process involves the use of models that require us to make judgments about matters that are difficult to predict, the most significant of which are the probability of default, prepayment, and loss severity. We regularly evaluate the underlying estimates and models we use when determining the single-family allowance for loan losses and update our assumptions to reflect our historical experience and current view of economic factors. See “Risk Factors - Operational Risks - We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.”
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
Most single-family loans are aggregated into pools based on similar risk characteristics and measured collectively using a statistically based model that evaluates a variety of factors affecting collectability, including but not limited to current LTV ratios, trends in home prices, loan product type, delinquency/default status and history, and geographic location. Inputs used by the model are regularly updated for changes in the underlying data, assumptions, and market conditions. We review the output of this model by considering qualitative factors such as macroeconomic and other factors to see whether the model outputs are consistent with our expectations. Management adjustments may be necessary to take into consideration external factors and current economic events that have occurred but that are not yet reflected in the factors used to derive the model outputs. Significant judgment is exercised in making

Freddie Mac 2016 Form 10-K	179

Management's Discussion and Analysis	Critical Accounting Policies and Estimates

these adjustments.
Some examples of the qualitative factors considered include:

•	Regional housing trends;

•	Applicable home price indices;

•	Unemployment and employment dislocation trends;

•	The effects of changes in government policies and programs;

•	Industry trends;

•	Consumer credit statistics; and

•	Third-party credit enhancements.
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
The accounting guidance for fair value measurements establishes a framework for measuring fair value, and also establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the assumptions a market participant would use at the measurement date. Fair value measurements under this hierarchy are distinguished among quoted market prices, observable inputs, and unobservable inputs. The measurement of fair value requires management to make judgments and assumptions. The process for determining fair value using unobservable inputs is generally more subjective and involves a higher degree of management judgment and assumptions than the measurement of fair value using observable inputs. These judgments and assumptions may have a significant effect on our measurements of fair value, and the use of different judgments and assumptions, as well as changes in market conditions, could have a material effect on our consolidated statements of comprehensive income and consolidated balance sheets. See Note 13 for additional information regarding fair value hierarchy and measurements, valuation risk and controls over fair value measurement.

Freddie Mac 2016 Form 10-K	180

Risk Factors	Conservatorship and Related Matters

RISK FACTORS
The following section discusses material risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, reputation, strategies and/or prospects.
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
Several bills were introduced in the 114th Congress, which adjourned in January 2017, concerning the future status of Freddie Mac, Fannie Mae, and the mortgage finance system, including bills which provided for the wind down of Freddie Mac and Fannie Mae, modification of the terms of the Purchase Agreement, or an increase in credit risk transfer transactions. None of these bills was enacted. It is likely that similar or new bills will be introduced and considered in the 115th Congress that began in January 2017.
The conservatorship is indefinite in duration. The timing, likelihood, and circumstances under which we might emerge from conservatorship are uncertain. Under the Purchase Agreement, Treasury would be required to consent to the termination of the conservatorship, other than in connection with receivership, and there can be no assurance it would do so. Even if the conservatorship is terminated, we would remain subject to the Purchase Agreement and the terms of the senior preferred stock. It is possible that the conservatorship could end with our being placed into receivership.
Because Treasury holds a warrant to acquire nearly 80% of our common stock for nominal consideration, we could effectively remain under the control of the U.S. government even if the conservatorship is ended and the voting rights of common stockholders are restored. If Treasury exercises the warrant, the ownership interest in the company of our existing common stockholders will be substantially diluted.
In the past several years, a number of lawsuits were filed against the U.S. government, Freddie Mac and Fannie Mae challenging certain government actions related to the conservatorship and the Purchase Agreement. This may add to the uncertainty surrounding our future.
For more information, see “MD&A - Regulation and Supervision - Legislative and Regulatory Developments,” “Legal Proceedings,” and Note 14.
We cannot retain capital from the earnings generated by our business operations (other than a limited amount that will decrease from $600 million in 2017 to zero in 2018 and thereafter), which increases the likelihood that we may request additional draws from Treasury under the Purchase Agreement in future periods.
We cannot retain capital from the earnings generated by our business operations, as a result of the net worth sweep dividend. This increases the likelihood that we will require draws in future periods,

Freddie Mac 2016 Form 10-K	181

Risk Factors	Conservatorship and Related Matters

particularly as the required Capital Reserve Amount declines from $600 million in 2017 to zero in 2018. A variety of factors could influence whether we could require a draw, including the following:

•	Deterioration of economic conditions, including increased levels of unemployment and declines in home prices or family incomes;

•
Adverse changes in interest rates, yield curves, implied volatility or market spreads, which could affect our financial assets and liabilities, including derivatives, and increase realized and unrealized losses recorded in earnings or AOCI;

•
The required reductions in the size of our mortgage-related investments portfolio, reductions of higher yielding assets, or other limitations on our investment activities that reduce our earnings capacity;

•
The success of any transactions or other steps we may take intended to help reduce earnings volatility and address some of the measurement differences between our GAAP financial results and the underlying economics of our business, including the adoption of hedge accounting;

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

•
Changes in accounting policies, practices, or guidance (for example, FASB’s new accounting standards update related to the measurement of credit losses on financial instruments will increase (perhaps substantially) our provision for credit losses in the period of adoption);

•	The effects of our foreclosure prevention and loss mitigation efforts;

•
Changes in housing or economic conditions, legislation, or other factors that affect our assessment of our ability to realize our net deferred tax asset. If a valuation allowance on our net deferred tax asset were established, it could significantly increase our tax provision for that period;

•
A reduction in corporate tax rates would require us to measure our net deferred tax asset using the new rate in the period in which the rate change is enacted. This would result in a one-time charge through the tax provision; or

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
FHFA has required us to make changes to our business that have adversely affected our financial results.

Freddie Mac 2016 Form 10-K	182

Risk Factors	Conservatorship and Related Matters

FHFA could require us to make additional changes at any time. For example, FHFA may require us to undertake activities that:

•	Reduce our profitability;

•	Expose us to additional credit, market, funding, operational, and other risks; or

•	Provide additional support for the mortgage market to serve our public mission, but adversely affect our financial results.
From time to time, FHFA and Treasury have prevented us from engaging in business activities or transactions that we believe would be profitable, and they may do so again in the future. For example, FHFA could limit the amount of securities we could sell or further limit the size of our mortgage-related investments portfolio or the amount of new multifamily business we may obtain.
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
 If FHFA placed us into receivership, our assets would be liquidated. The liquidation proceeds might not be sufficient to pay claims outstanding against Freddie Mac, repay the liquidation preference of our preferred stock, or make any distribution to our common stockholders.
We can be put into receivership at the discretion of the Director of FHFA at any time for a number of reasons set forth in the GSE Act. Several bills considered by Congress in the past several years provided for Freddie Mac to be placed into receivership. In addition, FHFA could be required to place us into receivership if Treasury were unable to provide us with funding requested under the Purchase Agreement to address a deficit in our net worth. Treasury might not be able to provide the requested funding if, for example, the U.S. government were not fully operational because Congress had failed to approve funding or the government had reached its borrowing limit. For more information, see "MD&A - Regulation and Supervision - Federal Housing Finance Agency - Receivership."
Being placed into receivership would terminate the conservatorship. The purpose of receivership is to liquidate our assets and resolve claims against us. The appointment of FHFA as our receiver would terminate all rights and claims that our stockholders and creditors might have against our assets or under our Charter arising as a result of their status as stockholders or creditors, other than the potential ability to be paid upon our liquidation.
If our assets were liquidated, the liquidation proceeds might not be sufficient to pay the secured and unsecured claims against us (including claims on our guarantees), repay the liquidation preference on any series of our preferred stock, or make any distribution to our common stockholders. The GSE Act

Freddie Mac 2016 Form 10-K	183

Risk Factors	Conservatorship and Related Matters

provides that, if we were placed into receivership, the receiver would hold the mortgages underlying our mortgage-related securities (and the payments thereon) for the benefit of the holders of those securities.  However, payments on the mortgages underlying our mortgage-related securities might not be sufficient to make full payments of principal and interest on the securities. In that event, if we were unable to fulfill our guarantee, the holders of our mortgage-related securities would experience delays in receiving payments on the securities because the relevant systems are not designed to make partial payments.
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

Freddie Mac 2016 Form 10-K	184

Risk Factors	Credit Risks

CREDIT RISKS
We are subject to mortgage credit risks, including mortgage credit risk relating to off-balance sheet arrangements; credit costs related to these risks could adversely affect our financial results.
Mortgage credit risk is the risk that a borrower will fail to make timely payments on a loan we own or guarantee. This exposes us to the risk of credit losses and credit-related expenses, which could adversely affect our financial results. We are primarily exposed to mortgage credit risk with respect to the single-family and multifamily loans and securities reflected as assets on our consolidated balance sheets that we own or guarantee. We are also exposed to mortgage credit risk with respect to guaranteed securities and guarantee arrangements that are not reflected as assets on our consolidated balance sheets. This exposure primarily relates to K Certificates and SB Certificates. We also have off-balance sheet arrangements related to certain other securitization products and other mortgage-related guarantees.
We continue to have a number of loans in our single-family credit guarantee portfolio with certain characteristics, such as Alt-A loans, interest-only loans, option ARM loans, loans with original LTV ratios greater than 90%, and loans to borrowers with credit scores less than 620 at the time of origination, that expose us to greater credit risk than other types of loans. See “MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk - Monitoring Loan Performance and Characteristics of the Single-family Credit Guarantee Portfolio and Individual Sellers and Servicers."
Our efforts to increase access to single-family mortgage credit, including our expanded affordable housing program and our duty to serve underserved markets, expose us to increased mortgage credit risk.
Our credit risk transfer transactions may not be available to us in adverse economic conditions. These transactions also lower our profitability.
We are increasingly using credit risk transfer transactions to mitigate some of our potential credit losses. Our ability to transfer credit risk (and the cost to us of doing so) could change rapidly, depending on market conditions. In particular, it is possible that there will not be sufficient investor demand for credit risk transfer transactions during a housing downturn. Some of our credit risk transfer transactions are new, and it is uncertain if there will be adequate demand for them over the long term. Some of these transactions use novel structures that have not yet been tested in adverse market conditions; it is possible that, under such conditions, they will provide less protection than we expect. These transactions may not prevent us from incurring substantial losses in adverse market conditions. These transactions have termination dates that are earlier than the maturities of the related loans, and losses on the loans occurring beyond the terms of the transactions are not covered. The costs associated with these transactions are significant and are expected to increase. There could be a significant difference in time between when we recognize a credit loss in earnings and when we recognize the related recovery in earnings, and this lag could adversely affect our financial results in the earlier period. For more information regarding these transactions, see Note 4. Some of these transactions are complex, which may increase our exposure to operational risk.

Freddie Mac 2016 Form 10-K	185

Risk Factors	Credit Risks

We face significant risks related to our delegated underwriting process for single-family loans, including risks related to data accuracy and mortgage fraud. Recent changes to the process could increase our risks.
We delegate to our sellers the underwriting for the single-family loans we purchase or securitize. Our contracts with sellers describe mortgage eligibility and underwriting standards, and the sellers represent and warrant to us that the loans they deliver to us meet these standards. We do not independently verify most of the information provided to us before we purchase or securitize a loan. This exposes us to the risk that one or more of the parties involved in a transaction (such as the borrower, seller, broker, appraiser, title agent, loan officer, or lender) misrepresented the facts about the underlying property, borrower, or loan, or engaged in fraud.
We review a sample of these loans after we purchase them to determine if they are in compliance with our contractual standards. However, our review may not detect any misrepresentations by the parties involved in the transaction, deter loan fraud, or reduce our exposure to these risks.
We can exercise certain contractual remedies, including requiring repurchase of the loan, for loans that do not meet our standards. However, in recent years, at the direction of FHFA, we have significantly revised our representation and warranty framework (including changes to remedies for certain defects) to relieve sellers of certain repurchase obligations in specific cases with respect to single-family loans. As a result, we may face greater exposure to credit and other losses because our ability to seek recovery or repurchase from sellers under this revised framework is more limited. Under the revised framework, it is critical that we identify breaches of representations and warranties early in the life of the loan. We recently announced that we expect to offer representation and warranty relief for certain mortgage loans in early 2017 through our Loan Advisor Suite technology solution. We are enhancing our tools and processes designed to do this. This change in practice may present operational and systems challenges. Once fully implemented, there is a risk that the enhanced tools and processes will not enable us to identify all breaches in a timely manner. For more information, see “MD&A - Risk Management - Credit Risk - Single-Family Mortgage Credit Risk - Maintaining Policies and Procedures for New Business Activity, Including Prudent Underwriting Standards.”
We are exposed to significant credit risk related to loans with lower credit quality that back the non-agency mortgage-related securities we hold in our mortgage-related investments portfolio.
Our investments in non-agency mortgage-related securities include securities that are backed by subprime, Alt-A, option ARM, and manufactured housing loans, and home equity lines of credit. The credit performance of these loans remains weak. Over time, we will likely add additional securities to the population of non-agency mortgage-related securities that we intend to sell. As we do so, we will be required to immediately recognize any unrealized losses on such securities in earnings. Our net worth has at times been adversely affected by declines in the fair value of these securities. We may experience additional fair value declines in the future due to a number of factors, such as increased default rates and loss severities on the loans underlying these securities. The quality of the servicing performed on the underlying loans can significantly affect the timing and amount of losses we recognize on these securities.
For more information regarding these risks, see “MD&A - Risk Management - Credit Risk - Mortgage-Related Securities Credit Risk,” "Single-Family Mortgage Credit Risk," and "Counterparty Credit Risk - Other Counterparties - Mortgage related-security issuers and servicers."

Freddie Mac 2016 Form 10-K	186

Risk Factors	Credit Risks

Declines in national or regional home prices or other adverse changes in the housing market could negatively affect our business and financial results.
Our financial results and business volumes can be negatively affected by declines in home prices and other adverse changes in the housing market. This could:

•	Reduce our actual return or result in losses on new single-family guarantee business, as actual default rates could be higher than we expected when we issued the guarantee;

•	Cause us to hedge prepayment risk incorrectly;

•	Result in declines in net worth due to fair value declines on our investments in non-agency mortgage-related securities;

•	Negatively affect loan pricing, which could cause us to change our disposition strategies for our single-family unsecuritized loans; or

•	Increase our losses on dispositions of REO properties.
For more information regarding these risks, see “MD&A - Risk Management - Credit Risk - Mortgage-Related Securities Credit Risk.”
Our loan purchases and guarantee issuances are closely tied to the rate of growth in total outstanding U.S. residential mortgage loan debt, the size of the U.S. residential mortgage market, and the amount of new mortgage loan originations. Total residential mortgage loan debt increased approximately 1.7% in the first nine months of 2016 (the most recent data available) and approximately 1.0% in 2015.
The proportion of our refinance loan purchases to total loan purchases could decrease if mortgage interest rates increase. This could increase our exposure to mortgage credit risk, as refinance loans (particularly those that do not involve "cash-out") generally present less credit risk than purchase loans. Some of our seller/servicer counterparties are highly dependent on refinance loan volumes. A decrease in refinance loan volumes could adversely affect these counterparties, which could increase our exposure to counterparty credit risk.
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
We are exposed to counterparty credit risk with respect to our business counterparties. Our financial results may be adversely affected if one or more of our counterparties fail to meet their obligations to us.
We depend on our institutional counterparties to provide services that are critical to our business. We face the risk that one or more of our counterparties may fail to meet their contractual obligations to us. Our important counterparties include seller/servicers, mortgage, bond, and credit insurers, and counterparties to derivatives and short-term lending and other funding transactions (i.e., cash and other investments transactions).
Many of our major counterparties provide several types of services to us. The concentration of our

Freddie Mac 2016 Form 10-K	187

Risk Factors	Credit Risks

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
Credit risk related to seller/servicers
We are exposed to credit risks from the seller/servicers of our single-family loans, as described below.

•
A decline in servicing performance - A decline in a servicer’s performance, such as delayed foreclosures or missed opportunities for loan modifications, could significantly affect our ability to mitigate credit losses and could affect the overall credit performance of our single-family credit guarantee portfolio. A large volume of seriously delinquent loans and the complexity of the servicing function are significant factors contributing to the risk of a decline in performance by servicers. We could be adversely affected if our servicers lack appropriate controls, experience a failure in their controls, or experience a disruption in their ability to service loans, including as a result of legal or regulatory actions or ratings downgrades. We are also exposed to fraud by third parties in the loan servicing function, particularly with respect to short sales and other dispositions of non-performing assets.

We could attempt to mitigate our exposure to a poorly performing servicer by terminating its right to service our loans; however, we may not be able to find successor servicers who have the capacity to service the affected loans and who are also willing to assume the representations and warranties of the terminated servicer. Terminating a large servicer may not be feasible because of the operational and capacity challenges related to transfers of large servicing portfolios. If we replace a servicer, we would likely incur costs and potential increases in servicing fees.

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

•
Increased exposure to non-depository and smaller financial institutions - Over the last several years, we have acquired a greater portion of our single-family business volume from non-depository and smaller financial institutions. In addition, a large and increasing volume of our single-family loans are serviced by non-depository financial institutions. These non-depository and smaller financial institutions may not have the same financial strength or operational capacity, or be subject to the same level of regulatory oversight, as our large single-family loan seller and servicer counterparties

Freddie Mac 2016 Form 10-K	188

Risk Factors	Credit Risks

(which are mostly depository institutions). As a result, we face increased risk that these counterparties could fail to perform their obligations to us. In particular, non-depository servicers rapidly grew their servicing portfolios in the last several years. This appears to have resulted in operational strains that have subjected these servicers to regulatory scrutiny. This rapid growth could expose us to increased risks if any operational strain adversely affects these servicers’ servicing performance or their financial strength. In addition, if these servicers reduce their servicing portfolios, there may be a constraint in overall servicing capacity.
Our seller/servicers also have a significant role in servicing loans in our multifamily mortgage portfolio. We are exposed to the risk that multifamily seller/servicers could come under financial pressure, which could potentially cause a decline in their servicing performance.
For more information, see “MD&A - Risk Management - Credit Risk - Counterparty Credit Risk - Sellers and Servicers.”
Credit risk related to counterparties to derivatives, short-term lending and other transactions
We have significant exposure to institutions in the financial services industry relating to derivatives, funding, short-term lending, securities and other transactions (e.g., cash and other investments transactions). These transactions are critical to our business, including our ability to:

•	Manage interest rate risk and other risks related to our investments in mortgage-related assets;

•	Fund our business operations; and

•	Service our customers.
We face the risk of operational failure of the clearing members, exchanges, clearinghouses, or other financial intermediaries we use to facilitate derivatives, short-term lending and other transactions. If a clearing member or clearinghouse were to fail, we could lose some or all of the collateral or margin posted with the clearing member or clearinghouse.
We are a clearing member of the clearinghouse through which we execute mortgage-related securities transactions. As a result, we could be subject to losses because we are required to participate in the coverage of losses incurred by other clearing members if they fail to meet their obligations to the clearinghouse.
If our counterparties to short-term lending transactions fail, we are exposed to losses to the extent the transaction is unsecured or the collateral posted to us is insufficient.
For more information, see “MD&A - Risk Management - Credit Risk - Counterparty Credit Risk - Other Counterparties - Cash and Other Investments Counterparties” and “- Derivative Counterparties.”
Credit risk related to mortgage, bond, and credit insurers
It is unlikely that we will receive full payment of our claims from several of the mortgage insurers of our single-family loans and bond insurers of certain of our non-agency mortgage-related securities that we purchased prior to 2009, as these insurers are insolvent or are paying only a portion of our claims under our mortgage and bond insurance policies. For more information, see Note 12.
If a mortgage insurer fails to meet its obligations to reimburse us for claims, our credit losses could increase. In addition, if a regulator determines that a mortgage insurer lacks sufficient capital to pay all

Freddie Mac 2016 Form 10-K	189

Risk Factors	Credit Risks

claims when due, the regulator could take action that might affect the timing and amount of claim payments made to us. We face similar risks with respect to our counterparties in our ACIS and Deep MI credit risk transfer transactions.
We cannot differentiate pricing based on the strength of a mortgage insurer or revoke a mortgage insurer's status as an eligible insurer without FHFA approval. Further, we do not select the mortgage insurance provider on a specific loan, because the selection is made by the lender at the time the loan is originated. We continue to acquire new loans with mortgage insurance from mortgage insurers that have credit ratings below investment grade.
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
For more information, see “MD&A - Risk Management - Credit Risk - Counterparty Credit Risk - Mortgage, Bond, and Credit Insurers.”
Our loss mitigation activities may be costly and may adversely affect our financial results.
Our loss mitigation strategies may not be successful. The costs we incur related to loan modifications and other loss mitigation activities have been, and could continue to be, significant. For example, we bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, as well as all applicable servicer incentive fees for our mortgage modifications.
We could be required or elect to make changes to our loss mitigation activities that could make these activities more costly to us. For example, we could be required to use principal forgiveness on a broad basis to reduce payments for borrowers and to bear some or all of the costs of such reductions.
Loan modification initiatives, particularly any future focus on principal forgiveness on a broad basis, could have the potential to change borrower behavior and loan underwriting. Principal reductions may create an incentive for borrowers who are current on their loans to become delinquent in order to receive a principal reduction.
We have loans on trial period plans as required under certain loan modification programs. Some of these loans will fail to complete the trial period or fail to qualify for our other borrower assistance programs. For these loans, the trial period will have effectively delayed the foreclosure process and could increase our losses.
Many of our HAMP loans, which initially were set at a below-market interest rate, have provisions for the interest rates to increase gradually until they reach the market rate that was in effect at the time of the modification. The resulting increase in the borrowers' payments may increase the risk that these borrowers will default.
The type of loss mitigation activities we pursue could affect prepayments on our PCs and REMICs, which could affect the value of these securities or the earnings from mortgage-related assets in our Investments segment mortgage investments portfolio. In addition, loss mitigation activities may adversely affect our ability to securitize, resecuritize and sell the loans subject to those activities (e.g., investors may become

Freddie Mac 2016 Form 10-K	190

Risk Factors	Credit Risks

unwilling to purchase securities backed by modified single-family loans).
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
We devote significant resources to our borrower assistance initiatives. The size and scope of these efforts may also limit our ability to pursue other business opportunities or corporate initiatives.
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

Freddie Mac 2016 Form 10-K	191

Risk Factors	Market Risk

MARKET RISK
Changes in interest rates could negatively affect the fair value of financial assets and liabilities, our results of operations and our net worth.
Our investment and credit guarantee activities in single-family and multifamily mortgage assets expose us to market risk, including prepayment risk.
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
Changes in interest rates could adversely affect the cash flows and prepayment rates on assets that we own and related debt and derivatives. We incur costs in connection with our efforts to manage these risks. In addition, changes in interest-rates could adversely affect the prepayment rate on the loans that we guarantee. For example,

•
When interest rates decrease, borrowers are more likely to prepay their loans by refinancing them at a lower rate. An increased likelihood of prepayment on the loans underlying our mortgage-related securities may adversely affect the value of these securities.

•	When interest rates increase:

•	Borrowers with higher risk adjustable-rate loans may have fewer opportunities to refinance into fixed-rate loans;

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

Our financial results can be significantly affected by changes in interest rates and changes in yield curves, as certain of our assets and liabilities are recorded at fair value. Our interest rate risk management activities are designed to reduce our economic exposure to changes in interest rates to a low level as measured by our models. However, the accounting treatment for those assets and liabilities, including derivatives, creates volatility in our earnings when interest rates fluctuate as some assets and liabilities are measured at amortized cost and some are measured at fair value, while all derivatives are measured at fair value. This volatility generally is not indicative of the underlying economics of our business.
In the first quarter of 2017, we began using hedge accounting for certain single-family mortgage loans, which is intended to partially reduce the interest-rate volatility in our GAAP earnings by eliminating a portion of the measurement differences between our GAAP financial results and the underlying economics of our business. Our hedge accounting program is complex and unique in the industry. We

Freddie Mac 2016 Form 10-K	192

Risk Factors	Market Risk

may fail to properly implement this program and related changes to systems and processes. Our hedges may fail in any given future period, which could leave us exposed to significant earnings volatility in that period and increase the risk that we will need a draw from Treasury.
Changes in market spreads could materially affect our results of operations and net worth.
Changes in market conditions, including changes in interest rates, liquidity, prepayment and/or default expectations, and the level of uncertainty in the market for a particular asset class, may cause fluctuations in market spreads (also referred to as OAS). Our financial results and net worth can be significantly affected by changes in market spreads, especially results driven by financial instruments that are measured at fair value. These instruments include trading securities, available-for-sale securities, loans held-for-sale, and loans and debt with the fair value option elected.
A widening of the market spreads on a given asset is typically associated with a decline in the fair value of that asset, which may adversely affect our near-term financial results and net worth. While wider market spreads may create favorable investment opportunities, our ability to take advantage of any such opportunities is limited due to various restrictions on our mortgage-related investments portfolio activities. See “MD&A - Conservatorship and Related Matters - Limits on Our Mortgage-Related Investments Portfolio and Indebtedness.”
A narrowing or tightening of the market spreads on a given asset is typically associated with an increase in the fair value of that asset. Narrowing market spreads may reduce the number of attractive investment opportunities in loans and mortgage-related securities, and could increase the cost of our activities to support the liquidity and price performance of our PCs. Consequently, a tightening of the market spreads on our assets may adversely affect our future financial results and net worth.
Changes in market spreads also affect the fair value of our debt with the fair value option elected. A narrowing or tightening of the market spreads on a given liability is typically associated with an increase in the fair value of that liability, which is recognized as a loss by us.
Negative values for certain interest rate indices could have an adverse effect on our operational and interest-rate risk management processes.
Freddie Mac purchases and securitizes various types of ARMs, and issues, invests in, and hedges with various types of adjustable rate financial instruments. Interest rates have been at historically low levels for a considerable period of time, and in certain countries have been negative. If the interest rate indices used to adjust our ARMs and other financial instruments (primarily LIBOR and Constant Maturity Treasury indices of various durations) were to become negative, our operational and interest-rate risk management processes could be adversely affected. We are evaluating the capability of our existing systems, and those of our customers and counterparties, to process negative interest rates. If these systems cannot process such rates appropriately, we may experience disruptions of our business operations, which could result in adverse effects on our relationships with customers, counterparties, and investors, damage to our reputation, and legal or regulatory actions. In addition, in the event the relevant index has a negative value, the terms of the adjustable-rate loans (originated prior to our October 2016 implementation of a new uniform ARM note) underlying certain of our outstanding ARM securities products may result in our having to pay a greater amount of interest to securities investors than we are entitled to receive on the underlying mortgages. See “MD&A - Risk Management - Market Risk” for a discussion of the implications of this issue for our measurement and management of interest-rate risk.

Freddie Mac 2016 Form 10-K	193

Risk Factors	Operational Risks

OPERATIONAL RISKS
A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, damage our reputation, and cause losses.
We face significant levels of operational risk due to a variety of factors, including the complexity of our business operations and the amount of change to our core systems required to keep pace with regulatory and other requirements and business initiatives.
Shortcomings or failures in our internal processes, people or systems, or those of third parties with which we interact, could lead to impairment of our liquidity, financial and economic loss, errors in our financial statements, disruption of our business (e.g., issuing mortgage and/or debt securities), liability to customers, further legislative or regulatory intervention, or reputational damage. We have certain systems that require manual support and intervention, which may lead to heightened risk of system failures. Our business is highly dependent on our ability to process a large number of transactions on a daily basis and manage and analyze significant amounts of information, much of which is provided by third parties. The transactions we process are complex and are subject to various legal, accounting, and regulatory standards. The types of transactions we process and the standards relating to those transactions can change rapidly in response to external events, such as the implementation of government-mandated programs and changes in market conditions. Our financial, accounting, data processing, or other operating systems and facilities may fail to operate properly or become disabled, adversely affecting our ability to process these transactions. Our systems may contain design flaws. The information provided by third parties may be incorrect, or we may fail to properly manage or analyze it. The inability of our systems to accommodate an increasing volume of transactions or new types of transactions or products could constrain our ability to pursue new business initiatives or improve existing business activities. Our connectivity with our customers and counterparties continues to increase, which increases our risk exposure with respect to an operational failure of our customers' or counterparties' systems.
We have developed, and expect to continue to develop, software tools for use by our customers in the customers’ loan production and other processes. These tools may fail to operate properly, which could disrupt our or our customers’ business and adversely affect our relationships with our customers.
We also face increased operational risk due to the magnitude and complexity of the new initiatives we are undertaking, including our efforts to help build a better housing finance system. Some of these initiatives require significant changes to our operational systems. In some cases, the changes must be implemented within a short period of time. Our legacy systems may also create increased operational risk for these new initiatives. Internal corporate reorganizations may also increase our operational risk, particularly during the period of implementation.
We also face significant risks related to the FHFA-directed development of the single (common) security with Fannie Mae and CSS and the development and operation of the common securitization platform. The transition to the common securitization platform, which began in November 2016, presents significant operational and technological challenges. In addition, we will increasingly rely on CSS and the common securitization platform (which is owned and operated by CSS) for the operation of our single-family securitization activities, particularly after Release 2 is implemented, as described below. We currently use the common securitization platform to perform certain data acceptance, issuance support and bond administration activities for us (i.e., Release 1). In the first quarter of 2017, FHFA is expected to announce a timeframe for when we will begin to use the common securitization platform to issue and administer our

Freddie Mac 2016 Form 10-K	194

Risk Factors	Operational Risks

single (common) securities (i.e., Release 2). Our business activities could be adversely affected and the market for Freddie Mac securities could be disrupted if the common securitization platform were to fail or otherwise become unavailable to us, or if CSS were unable to perform its obligations to us. Any measures we could take to mitigate these risks might not be sufficient to prevent our business from being harmed.
Our employees could act improperly for their own or third-party gain and cause unexpected losses or reputational damage. While we have processes and systems in place designed to prevent and detect fraud, there can be no assurance that such processes and systems will be successful.
Most of our key business activities are conducted in our offices in Virginia and represent a concentrated risk of people, technology, and facilities. As a result, an infrastructure disruption in the area near our offices or affecting the power grid could significantly adversely affect our ability to conduct normal business operations. A terrorist event or natural disaster in the area near our offices or affecting the power grid could have a similar impact. Any measures we take to mitigate this risk may not be sufficient to respond to the full range of events that may occur.
For information on an operational risk issue relating to our Master Trust Agreements, see "MD&A - Risk Management - Operational Risk."
Potential cyber security threats are changing rapidly and growing in sophistication. We may not be able to protect our systems or the confidentiality of our information from cyberattack and other unauthorized access, disclosure, and disruption.
Our operations rely on the secure, accurate and timely receipt, processing, storage, and transmission of confidential and other information in our computer systems and networks and with customers, counterparties, service providers, and financial institutions.
Information security risks for companies like ours have significantly increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state-sponsored actors. Like many companies and government entities, from time to time we have been, and likely will continue to be, the target of attempted cyberattacks, including malware and denial-of-service, as part of an effort to disrupt operations, potentially test cybersecurity capabilities, or obtain confidential, proprietary or other information. We could also be adversely affected by cyberattacks that target the infrastructure of the internet, as such attacks could cause widespread unavailability of websites and degrade website performance. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats, our role in the financial services industry, the outsourcing of some of our business operations, and the current global economic and political environment.
Although we devote significant resources to protecting our critical assets, there is no assurance that these measures will provide effective security. Our computer systems, software, end point devices, and networks may be vulnerable to cyberattack, unauthorized access, supply chain disruptions, computer viruses or other malicious code, or other attempts to harm them or misuse or steal information. Breaches of our security measures may result from employee error or misconduct. Outside parties may attempt to induce employees, customers, counterparties, service providers or other users of our systems to disclose sensitive information in order to gain access to our systems and the information they contain. We may not be able to anticipate, detect or recognize threats to our systems and assets, or implement effective preventative measures against security breaches, especially because the techniques used change

Freddie Mac 2016 Form 10-K	195

Risk Factors	Operational Risks

frequently or are not recognized until launched.
The occurrence of one or more of such events could result in thefts of important assets (such as cash or source code), or the unauthorized disclosure, misuse or corruption of confidential and other information (including information about our borrowers, our customers or our counterparties), or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. This could result in significant losses or reputational damage, adversely affect our relationships with our customers and counterparties, negatively affect our competitive position, and otherwise harm our business. We could also face regulatory and other legal action. We might be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we might be subject to litigation and financial losses that are not fully insured. In addition, there can be no assurance that customers, counterparties, financial intermediaries, and governmental organizations are adequately protecting the information that we share with them. As a result, a cyberattack on their systems and networks, or breach of their security measures, may result in harm to our business and business relationships.
We rely on third parties for certain important functions. Any failures by those vendors and service providers could disrupt our business operations or expose us to loss of confidential information or intellectual property.
We are increasing our use of vendors and service providers, which increases our risk exposure to possible failures in their risk and control environments. We outsource certain key functions to external parties, including some that are critical to financial reporting (including our adoption of hedge accounting), valuations, our mortgage-related investment activity, loan underwriting, loan servicing, and PC issuance (i.e., CSS). We may enter into other key outsourcing relationships in the future. If one or more of these key external parties were not able to perform their functions for a period of time, perform them at an acceptable service level, or handle increased volumes, or if one of them experiences a disruption in its own business or technology from any cause, including an internet security breach, our business operations could be constrained, disrupted, or otherwise negatively affected. Our use of vendors also exposes us to the risk of losing intellectual property or confidential information and to other harm, including to our reputation. Our ability to monitor the activities or performance of vendors may be constrained, which may make it difficult for us to assess and manage the risks associated with these relationships.
We face risks and uncertainties associated with the models that we use to inform business and risk management decisions and for financial accounting and reporting purposes.
Models are inherently imperfect predictors of actual results. We use models to project significant factors in our businesses including, but not limited to, interest rates, house prices, and mortgage rates under a variety of scenarios. We also use models to project borrower prepayment, default behavior, and loss severity over long periods of time. There is inherent uncertainty associated with model projections of economic variables and the downstream projections of prepayment and default behavior dependent on these variables.
Uncertainty and risks related to models may arise from a number of sources, including the following:

•
We could fail to implement, operate, adjust, or use our models as intended. We may fail to code a model correctly, we could use incorrect or insufficient data inputs or fail to fully understand the data inputs, or model implementation software could malfunction. The complexity and interconnectivity of

Freddie Mac 2016 Form 10-K	196

Risk Factors	Operational Risks

our models create additional risk regarding the accuracy of model output. We may not be able to deploy or update models in a timely manner.

•	The data we use as inputs into our models, much of which we receive from third-party data providers, may be inaccurate.

•
When market conditions change in unforeseen ways, our model projections may not accurately reflect these conditions or we may not fully understand the model outputs. For example, models may not fully reflect the effect of certain government policy changes or new industry trends. In such cases, it is often necessary to make assumptions and judgments to accommodate the effect of scenarios that are not sufficiently well represented in the historical data. While we may adjust our models in response to new events, considerable residual uncertainty remains.

•
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

We risk making poor business decisions in situations where we rely on models to provide key information. Our use of models could affect decisions concerning the purchase, sale and securitization of loans, the purchase and sale of securities, funding, the setting of guarantee fee prices, and the management of interest-rate, market, or credit risk. Our use of models also affects our quality-control sampling strategies for loans in our single-family credit guarantee portfolio and potential settlements with our counterparties. Our adoption of hedge accounting will increase our reliance on models for financial reporting. See “MD&A - Risk Management - Market Risk” and “Critical Accounting Policies and Estimates” for more information on our use of models.

Freddie Mac 2016 Form 10-K	197

Risk Factors	Liquidity Risks

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
Prolonged wide market spreads on long-term debt could cause us to reduce our long-term debt issuances and further increase our reliance on short-term and callable debt issuances. This increased reliance could increase the risk that we may be unable to refinance our debt when it becomes due and result in a greater use of derivatives. This greater use of derivatives could increase the volatility of our comprehensive income or increase our credit exposure to our counterparties.
Our mortgage-related investments portfolio has contracted significantly since we entered into conservatorship, but continues to contain assets that are less liquid than agency securities. Our ability to use these less liquid assets as a significant source of liquidity (for example, through sales or use as collateral in secured lending transactions) is limited.

Freddie Mac 2016 Form 10-K	198

Risk Factors	Liquidity Risks

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
Reduced Demand for Debt Securities
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

Freddie Mac 2016 Form 10-K	199

Risk Factors	Liquidity Risks

Any downgrade in the credit ratings of the U.S. government would likely be followed by a downgrade in our credit ratings. A downgrade in the credit ratings of our debt could adversely affect our liquidity and other aspects of our business.
Our credit ratings are important to our liquidity. We currently receive ratings for our unsecured debt from three nationally recognized statistical rating organizations (S&P, Moody’s, and Fitch). These ratings are primarily based on the support we receive from Treasury, and therefore are affected by changes in the credit ratings of the U.S. government. Any downgrade in the credit ratings of the U.S. government would be expected to be followed or accompanied by a downgrade in our credit ratings. In addition to a downgrade in the credit ratings of or outlook on the U.S. government, a number of other events could adversely affect our debt credit ratings, including actions by governmental entities, changes in government support for us, future GAAP losses, and additional draws under the Purchase Agreement. Any such downgrades could lead to major disruptions in the mortgage and financial markets and to our business due to lower liquidity, higher borrowing costs, lower asset values, and higher credit losses, and could cause us to experience net losses and net worth deficits. A downgrade in our credit ratings could require us to post additional collateral to certain of our derivative and other counterparties.
For more information, see “MD&A - Liquidity and Capital Resources - Liquidity Profile - Credit Ratings.”

Freddie Mac 2016 Form 10-K	200

Risk Factors	Legal and Regulatory Risks

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

•
Limits or otherwise adversely affects the rights of a holder of a first lien on a mortgage (such as through granting priority rights in foreclosure proceedings for homeowner associations or through initiatives that provide a lien priority in connection with loans to finance energy efficiency or similar improvements);

•	Expands the responsibilities of (and costs to) servicers for maintaining vacant properties prior to foreclosure;

•	Permits or requires principal reductions, such as allowing local governments to use eminent domain to seize mortgage loans and forgive principal on the loans; or

•	Prevents us from using the MERS System or disrupts foreclosures of loans registered in the MERS System.
Our business could also be adversely affected by any modification, reduction, or repeal of the federal income tax deductibility of mortgage loan interest payments or changes to other mortgage-related tax benefits.
We are subject to complex and evolving laws and regulations governing privacy and the protection of personal information of individuals. Our business could be adversely affected if we fail to protect the confidentiality of such information or if it is mishandled or misused.
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

Freddie Mac 2016 Form 10-K	201

Risk Factors	Legal and Regulatory Risks

dealers, and other regulated entities that constitute a significant portion of our customers or counterparties, or to the extent that they modify industry practices. Legislative or regulatory actions that remove incentives for these entities to purchase our securities or enter into derivatives or other transactions with us could have a material adverse effect on our business and financial results. For example, changes in business practices resulting from the Dodd-Frank Act and related regulatory changes could have a negative effect on the volume of loan originations or could modify or remove incentives for financial institutions to sell loans to us, either of which could adversely affect the number of loans available for us to purchase or guarantee.
The Basel III standards could affect demand for our debt and mortgage-related securities.
U.S. banking regulators have substantially revised the capital and liquidity requirements applicable to banking organizations, based on the Basel III standards developed by the Basel Committee on Banking Supervision. Phase-in of the new bank capital and liquidity requirements will take several years. The new requirements do not directly apply to us, and there is significant uncertainty about the extent to which implementation of the new requirements by banking organizations may affect us. For example, the emerging regulatory framework could decrease demand for our debt and mortgage-related securities and/or affect competition in the market for loan originations and servicing, with possible adverse consequences for our business and financial results. In addition, the phase-in of enhanced capital and liquidity requirements for banking organizations may reduce the level of participation of such organizations in (and thus the liquidity of) trading markets for various types of financial instruments, including asset-backed securities. In turn, this could decrease the liquidity of the markets for our debt and mortgage-related securities, which could increase our funding and other costs and adversely affect our business.
In January 2016, the Basel Committee on Banking Supervision issued revised standards for minimum capital requirements for market risk. These standards are also applicable to banking organizations. In addition, the Basel Committee is considering further revisions to the Basel III standards.
There is significant uncertainty as to when, and the extent to which, U.S. banking regulators will adopt any new standards, and the effect any such standards may have on us.
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
It is possible that we could also make changes to our business in the future in response to our duty to serve underserved markets that could adversely affect our profitability. If we do not meet our housing goals or duty to serve requirements, and FHFA finds that we could have met the goals or satisfied the requirements, we may become subject to a housing plan that could require us to take additional steps that could potentially adversely affect our profitability. Due to our failure to meet two single-family housing goals for 2014, we are operating under an FHFA-required housing plan that addresses how we intend to achieve the missed goals in 2016 and 2017. Due to our failure to meet two single-family housing goals for 2015, FHFA has extended our housing plan through 2018. If we fail to comply with the plan, FHFA could

Freddie Mac 2016 Form 10-K	202

Risk Factors	Legal and Regulatory Risks

take additional action against us.
We are involved in legal proceedings that could result in the payment of substantial damages or otherwise harm our business.
We are a party to various claims and other legal proceedings. We also have been, and in the future may be, involved in governmental investigations and regulatory proceedings and IRS examinations. In addition, certain of our former officers are involved in legal proceedings for which they may be entitled to reimbursement by us for costs and expenses of the proceedings. We may be required to establish reserves and to make substantial payments in the event of adverse judgments or settlements of any such claims, proceedings, investigations or examinations. Any legal proceeding, governmental investigation, or IRS examination issue, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses. Furthermore, the costs (including settlement costs) related to these legal proceedings and governmental investigations and examinations may differ from our expectations and exceed any amounts for which we have reserved or require adjustments to such reserves. These various matters could divert management’s attention and other resources from the needs of the business. In addition, a number of lawsuits have been filed against the U.S. government relating to conservatorship and the Purchase Agreement that could adversely affect us. See “Legal Proceedings” and Note 14 for information about these various pending legal proceedings.

Freddie Mac 2016 Form 10-K	203

Risk Factors	Other Risks

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
Due to the reduced earnings capacity of our mortgage-related investments portfolio, we will have to place greater emphasis on our guarantee activities to generate revenue. However, our ability to generate revenue through guarantee activities may be limited for a number of reasons. We may be required to adopt business practices that help serve our public mission and other non-financial objectives, but that may negatively affect our future financial results. We must obtain FHFA’s approval to implement across-the-board increases in our guarantee fees, and there can be no assurance FHFA will approve any such increase requests in the future. Congress or FHFA may require us to set aside or otherwise pay monies to fund third party initiatives, such as the existing requirement under the GSE Act that we allocate amounts for certain housing funds. The combination of the restrictions on our business activities and our potential inability to generate sufficient revenue through our guarantee activities to offset the effects of those restrictions may have an adverse effect on our results of operations and financial condition.
The loss of business from a key customer or a decrease in the availability of mortgage insurance could result in a decline in our market share and revenues.
Our business depends on our ability to acquire a steady flow of loans. We purchase a significant percentage of our single-family loans from several large loan originators. Similarly, we acquire a significant portion of our multifamily loans from several large lenders. For more information, see Note 12.
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

Freddie Mac 2016 Form 10-K	204

Risk Factors	Other Risks

Competition from banking and non-banking institutions (including Fannie Mae and FHA/VA with Ginnie Mae securitization) may harm our business. FHFA’s actions as Conservator of both companies could affect competition between us and Fannie Mae.
Competition in the secondary mortgage market may make it more difficult for us to purchase mortgage loans. Furthermore, competitive pricing pressures may make our products less attractive in the market and negatively affect our financial results. Increased competition from Fannie Mae and FHA/VA (with Ginnie Mae securitization), and new entrants may alter our product mix, lower our volumes, and reduce our revenues on new business.
We also compete with other financial institutions that retain or securitize loans, such as commercial and investment banks, dealers, savings institutions, and insurance companies. In recent years, FHFA took a number of actions designed to encourage these other financial institutions to increase their activities in the mortgage market (e.g., increasing our guarantee fees in 2012), and could take additional actions in the future. There is a risk that financial institutions may retain loans with better credit characteristics rather than sell them to us, or otherwise seek to structure financial transactions that result in our loan purchases having a higher proportion of loans with lower credit scores and higher LTV ratios. While we compensate ourselves for higher levels of credit risk through charging upfront delivery fees, sellers' retention of loans with better credit characteristics could result in us having lower overall purchase volumes, revenues, and returns (as a result of us having loans with a more adverse credit risk profile).
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
The price performance of our PCs relative to comparable Fannie Mae securities is one of Freddie Mac’s more significant risks and competitive issues, with both short- and long-term implications. Our PCs are an integral part of our loan purchase program. Our competitiveness in purchasing single-family loans from our sellers and the volume and/or profitability of our new single-family guarantee business are directly affected by the price performance of our PCs relative to comparable Fannie Mae securities.
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

Freddie Mac 2016 Form 10-K	205

Risk Factors	Other Risks

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
In accordance with FHFA’s 2014 Strategic Plan and the Conservatorship Scorecards, we are developing a single (common) security, which is designed to reduce the price performance disparities between the mortgage-related securities of Freddie Mac and Fannie Mae. This initiative is complex and costly, and may require us to align our business processes more closely with those of Fannie Mae. It is possible that we could experience a disruption in the liquidity of Freddie Mac securities during the period in which we transition to the single (common) security. Further, there can be no assurance that a single (common) security will reduce the pricing disparities discussed above.
The single (common) security initiative will also cause us to have counterparty credit exposure to Fannie Mae. Once the initiative is implemented, investors will be able to commingle Freddie Mac and Fannie Mae securities in resecuritizations. When we resecuritize Fannie Mae securities, our guarantee of principal and interest would extend to the underlying Fannie Mae securities. In the event Fannie Mae were to fail to make a payment on a Fannie Mae security that we resecuritized, Freddie Mac would be responsible for making the payment. We will not control or limit the amount of resecuritized Fannie Mae securities that we could be required to guarantee. We will be dependent on FHFA, Fannie Mae and Fannie Mae’s and our Purchase Agreements with Treasury to avoid a liquidity event or default. We are not planning to modify our liquidity strategies to address the possibility of non-timely payment by Fannie Mae.
The profitability of our multifamily business could be adversely affected by a significant decrease in demand for our K Certificates and SB Certificates.
Our current Multifamily business model is highly dependent on our ability to finance purchased multifamily loans through securitization into K Certificates and SB Certificates. A significant decrease in demand for K Certificates and SB Certificates could have an adverse impact on the profitability of the Multifamily business to the extent that our holding period for the loans increases and we are exposed to credit, spread and other market risks for a longer period of time. We employ various strategies to support the liquidity of our K Certificates and SB Certificates, and may consider additional strategies. From time to time, we purchase and sell guaranteed K Certificates and SB Certificates and related unguaranteed securities associated with K Certificates and SB Certificates as well as our other securitization products

Freddie Mac 2016 Form 10-K	206

Risk Factors	Other Risks

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

Freddie Mac 2016 Form 10-K	207

Legal Proceedings

LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See Note 14 for more information regarding our involvement as a party to various legal proceedings. We discuss below certain litigation against the U.S. government concerning conservatorship and the Purchase Agreement.
Over the last several years, a number of lawsuits have been filed against the U.S. government and, in some cases, the Secretary of the Treasury and the Director of FHFA. These lawsuits challenge certain government actions related to the conservatorship (including actions taken in connection with the imposition of conservatorship) and the Purchase Agreement. Several of the lawsuits seek to invalidate the net worth sweep dividend provisions of the senior preferred stock, which were implemented pursuant to the August 2012 amendment to the Purchase Agreement. A number of cases have been dismissed. Cases are currently pending in the U.S. Court of Federal Claims, the U.S. District Court for the Northern District of Iowa, the U.S. District Court for the Northern District of Illinois, and the U.S. District Court for the Southern District of Texas. In addition, plaintiffs are appealing a September 2014 order by the U.S. District Court for the District of Columbia to dismiss such parties’ cases in that Court and a September 2016 order by the U.S. District Court for the Eastern District of Kentucky to dismiss the case in that Court. It is possible that additional similar lawsuits will be filed in the future.
Freddie Mac is not a party to any of these lawsuits. However, a number of other lawsuits have been filed against Freddie Mac concerning the August 2012 amendment to the Purchase Agreement. See Note 14 for information on the lawsuits filed against Freddie Mac. Pershing Square Capital Management, L.P. (“Pershing”) is a plaintiff in one of the lawsuits filed against Freddie Mac. Pershing has filed reports with the SEC, most recently in March 2014, indicating that it beneficially owned more than 5% of our common stock. We do not know Pershing's current beneficial ownership of our common stock. For more information, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
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

Freddie Mac 2016 Form 10-K	208

Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock, par value $0.00 per share, trades on the OTCQB Marketplace, operated by the OTC Markets Group Inc., under the ticker symbol “FMCC.” As of February 2, 2017, there were 650,053,863 shares of our common stock outstanding.
The table below sets forth the high and low bid information for our common stock on the OTCQB Marketplace for the indicated periods and reflects inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	High	Low
2016 Quarter Ended
December 31	$4.84	$1.52
September 30	1.90	1.46
June 30	2.20	1.21
March 31	1.75	0.97
2015 Quarter Ended
December 31	$2.67	$1.57
September 30	2.61	1.90
June 30	2.84	2.18
March 31	3.32	2.04
HOLDERS
As of February 2, 2017, we had 1,740 common stockholders of record.
DIVIDENDS AND DIVIDEND RESTRICTIONS
We did not pay any cash dividends on our common stock during 2016 or 2015. Our payment of dividends is subject to the following restrictions:

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

Freddie Mac 2016 Form 10-K	209

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

•
Restrictions Relating to Preferred Stock - Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares, respectively, outstanding as of December 31, 2016. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is subject to the prior payment of dividends on the senior preferred stock. We paid dividends on the senior preferred stock during 2016 at the direction of the Conservator, as discussed in “MD&A - Liquidity and Capital Resources” and Note 9. We did not declare or pay dividends on any other series of preferred stock outstanding in 2016.

RECENT SALES OF UNREGISTERED SECURITIES
The securities we issue are “exempted securities” under the Securities Act of 1933. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.
Following our entry into conservatorship, we suspended the operation of, and ceased making grants under, equity compensation plans. Previously, we had provided equity compensation under these plans to employees and members of our Board of Directors. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations, or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. No stock options were exercised during the three months ended December 31, 2016. See Note 9 for more information.
ISSUER PURCHASES OF EQUITY SECURITIES
We did not repurchase any of our common or preferred stock during 2016. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior

Freddie Mac 2016 Form 10-K	210

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

Freddie Mac 2016 Form 10-K	211

Financial Statements

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Freddie Mac 2016 Form 10-K	212

Financial Statements	Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Freddie Mac
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of equity, and of cash flows present fairly, in all material respects, the financial position of Freddie Mac, a stockholder-owned government sponsored enterprise, and its subsidiaries (the "Company") at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to disclosure controls and procedures that do not provide adequate mechanisms for information known to the Federal Housing Finance Agency (“FHFA”) that may have financial statement disclosure ramifications to be communicated to management of Freddie Mac existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting, appearing under "Controls and Procedures." We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in “Note 2: Conservatorship and Related Matters,” in September 2008, the Company was placed into conservatorship by FHFA. The U.S. Department of the Treasury (“Treasury”) has committed financial support to the Company and management continues to conduct business operations pursuant to

Freddie Mac 2016 Form 10-K	213

Financial Statements	Report of Independent Registered Public Accounting Firm

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
February 16, 2017

Freddie Mac 2016 Form 10-K	214

Financial Statements	Consolidated Statements of Comprehensive Income

FREDDIE MAC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions, except share-related amounts)	2016	2015	2014
Interest income
Mortgage loans	$61,040	$62,226	$63,605
Investments in securities	3,855	4,794	5,843
Other	270	70	32
Total interest income	65,165	67,090	69,480
Interest expense	(50,595)	(51,916)	(54,916)
Expense related to derivatives	(191)	(228)	(301)
Net interest income	14,379	14,946	14,263
Benefit (provision) for credit losses	803	2,665	(58)
Net interest income after benefit (provision) for credit losses	15,182	17,611	14,205
Non-interest income (loss)
Gains (losses) on extinguishment of debt	(211)	(240)	(422)
Derivative gains (losses)	(274)	(2,696)	(8,291)
Net impairment of available-for-sale securities recognized in earnings	(191)	(292)	(938)
Other gains (losses) on investment securities recognized in earnings	(78)	508	1,494
Other income (loss)	1,254	(879)	8,044
Non-interest income (loss)	500	(3,599)	(113)
Non-interest expense
Salaries and employee benefits	(989)	(975)	(914)
Professional services	(489)	(497)	(527)
Occupancy expense	(66)	(56)	(58)
Other administrative expense	(461)	(399)	(382)
Total administrative expense	(2,005)	(1,927)	(1,881)
Real estate owned operations expense	(287)	(338)	(196)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(1,152)	(967)	(775)
Other expense	(599)	(1,506)	(238)
Non-interest expense	(4,043)	(4,738)	(3,090)
Income before income tax expense	11,639	9,274	11,002
Income tax expense	(3,824)	(2,898)	(3,312)
Net income	7,815	6,376	7,690
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(825)	(806)	1,584
Changes in unrealized gains (losses) related to cash flow hedge relationships	141	182	197
Changes in defined benefit plans	(13)	47	(45)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(697)	(577)	1,736
Comprehensive income	$7,118	$5,799	$9,426
Net income	$7,815	$6,376	$7,690
Undistributed net worth sweep and senior preferred stock dividends	(7,718)	(6,399)	(10,026)
Net income (loss) attributable to common stockholders	$97	($23)	($2,336)
Net income (loss) per common share — basic and diluted	$0.03	($0.01)	($0.72)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,235	3,236
The accompanying notes are an integral part of these consolidated financial statements.

Freddie Mac 2016 Form 10-K	215

Financial Statements	Consolidated Balance Sheets

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS

	At December 31,
(In millions, except share-related amounts)	2016	2015
Assets
Cash and cash equivalents (Notes 3, 12)	$12,369	$5,595
Restricted cash and cash equivalents (Notes 3, 12)	9,851	14,533
Securities purchased under agreements to resell (Notes 3, 8)	51,548	63,644
Investments in securities, at fair value (Note 5)	111,547	114,215
Mortgage loans held-for-sale (Notes 3, 4) (includes $16,255 and $17,660 at fair value)	18,088	24,992
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $13,431 and $15,331)	1,784,915	1,729,201
Accrued interest receivable (Note 3)	6,135	6,074
Derivative assets, net (Notes 7, 8)	747	395
Deferred tax assets, net (Note 10)	15,818	18,205
Other assets (Notes 3, 16) (includes $2,408 and $1,753 at fair value)	12,358	9,038
Total assets	$2,023,376	$1,985,892
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,015	$6,183
Debt, net (Notes 3, 6) (includes $6,010 and $7,184 at fair value)	2,002,004	1,970,269
Derivative liabilities, net (Notes 7, 8)	795	1,254
Other liabilities (Notes 3, 16)	9,487	5,246
Total liabilities	2,018,301	1,982,952
Commitments and contingencies (Notes 3, 7, and 14)
Equity (Note 9)
Senior preferred stock, at redemption value	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,046,828 shares and 650,045,962 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(77,941)	(80,773)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $782 and $778, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	915	1,740
Cash flow hedge relationships	(480)	(621)
Defined benefit plans	21	34
Total AOCI, net of taxes	456	1,153
Treasury stock, at cost, 75,817,058 shares and 75,817,924 shares	(3,885)	(3,885)
Total equity (See Note 9 for information on our dividend obligation to Treasury)	5,075	2,940
Total liabilities and equity	$2,023,376	$1,985,892
The table below represents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

	At December 31,
(in millions)	2016	2015
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-sale	$—	$1,403
Mortgage loans held-for-investment	1,690,218	1,625,184
All other assets	32,262	37,305
Total assets of consolidated VIEs	$1,722,480	$1,663,892
Liabilities: (Note 3)
Debt, net	$1,648,683	$1,556,121
All other liabilities	4,846	4,769
Total liabilities of consolidated VIEs	$1,653,529	$1,560,890
The accompanying notes are an integral part of these consolidated financial statements.

Freddie Mac 2016 Form 10-K	216

Financial Statements	Consolidated Statements of Equity

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY

	Shares Outstanding			Senior Preferred Stock, at Redemption Value	Preferred Stock, at Redemption Value	Common Stock, at Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	AOCI, Net of Tax	Treasury Stock, at Cost	Total Equity
(In millions)	Senior Preferred Stock	Preferred Stock	Common Stock
Balance at December 31, 2013	1	464	650	$72,336	$14,109	$—	$—	($69,719)	($6)	($3,885)	$12,835
Comprehensive income:
Net income	—	—	—	—	—	—	—	7,690	—	—	7,690
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	1,736	—	1,736
Comprehensive income	—	—	—	—	—	—	—	7,690	1,736	—	9,426
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(19,610)	—	—	(19,610)
Ending balance at December 31, 2014	1	464	650	$72,336	$14,109	$—	$—	($81,639)	$1,730	($3,885)	$2,651
Balance at December 31, 2014	1	464	650	$72,336	$14,109	$—	$—	($81,639)	$1,730	($3,885)	$2,651
Comprehensive income:
Net income	—	—	—	—	—	—	—	6,376	—	—	6,376
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	(577)	—	(577)
Comprehensive income	—	—	—	—	—	—	—	6,376	(577)	—	5,799
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(5,510)	—	—	(5,510)
Ending balance at December 31, 2015	1	464	650	$72,336	$14,109	$—	$—	($80,773)	$1,153	($3,885)	$2,940
Balance at December 31, 2015	1	464	650	$72,336	$14,109	$—	$—	($80,773)	$1,153	($3,885)	$2,940
Comprehensive income:
Net income	—	—	—	—	—	—	—	7,815	—	—	7,815
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	(697)	—	(697)
Comprehensive income	—	—	—	—	—	—	—	7,815	(697)	—	7,118
Senior preferred stock dividends declared	—	—	—	—	—	—	—	(4,983)	—	—	(4,983)
Ending balance at December 31, 2016	1	464	650	$72,336	$14,109	$—	$—	($77,941)	$456	($3,885)	$5,075
The accompanying notes are an integral part of these consolidated financial statements.

Freddie Mac 2016 Form 10-K	217

Financial Statements	Consolidated Statements of Cash Flows

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2016	2015	2014
Cash flows from operating activities
Net income	$7,815	$6,376	$7,690
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Derivative (gains) losses	(1,516)	456	5,652
Asset related amortization — premiums, discounts, and basis adjustments	7,089	5,321	3,518
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	(10,151)	(8,295)	(5,368)
Losses on extinguishment of debt	211	240	422
(Benefit) provision for credit losses	(803)	(2,665)	58
Losses (gains) on investment activity	69	1,878	(1,287)
Deferred income tax expense	2,787	1,655	2,284
Purchases of mortgage loans acquired as held-for-sale	(48,379)	(41,728)	(24,593)
Sales of mortgage loans acquired as held-for-sale	49,350	36,034	21,995
Repayments of mortgage loans acquired as held-for-sale	1,259	150	67
Payments to servicers for pre-foreclosure expense and servicer incentive fees	(585)	(867)	(932)
Change in:
Accrued interest receivable	(61)	(40)	116
Accrued interest payable	(52)	(43)	(440)
Income taxes receivable	(1,230)	1,022	268
Other, net	(944)	(428)	(565)
Net cash provided by (used in) operating activities	4,859	(934)	8,885
Cash flows from investing activities
Purchases of trading securities	(104,045)	(40,614)	(42,477)
Proceeds from sales of trading securities	79,095	14,847	18,513
Proceeds from maturities of trading securities	22,244	16,377	17,118
Purchases of available-for-sale securities	(28,306)	(6,818)	(25,290)
Proceeds from sales of available-for-sale securities	20,699	18,900	32,062
Proceeds from maturities of available-for-sale securities	15,869	20,807	20,734
Purchases of held-for-investment mortgage loans	(169,948)	(122,082)	(75,298)
Proceeds from sales of mortgage loans held-for-investment	4,507	2,727	454
Repayments of mortgage loans held-for-investment	340,348	302,364	241,552
(Increase) decrease in restricted cash	4,682	(5,998)	3,730
Advances to lenders	(30,730)	(12,527)	(90)
Net proceeds from dispositions of real estate owned and other recoveries	2,519	3,650	7,712
Net (increase) decrease in securities purchased under agreements to resell	12,096	(11,741)	10,480
Derivative premiums and terminations and swap collateral, net	555	(749)	(3,888)
Changes in other assets	(357)	(197)	(44)
Net cash provided by investing activities	169,228	178,946	205,268
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	254,236	174,561	124,887
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(355,020)	(316,306)	(262,920)
Proceeds from issuance of other debt	659,108	610,091	451,854
Repayments of other debt	(720,648)	(646,176)	(508,710)
Payment of cash dividends on senior preferred stock	(4,983)	(5,510)	(19,610)
Changes in other liabilities	(6)	(5)	(7)
Net cash used in financing activities	(167,313)	(183,345)	(214,506)
Net increase (decrease) in cash and cash equivalents	6,774	(5,333)	(353)
Cash and cash equivalents at beginning of year	5,595	10,928	11,281
Cash and cash equivalents at end of year	$12,369	$5,595	$10,928

Supplemental cash flow information
Cash paid for:
Debt interest	$60,862	$61,120	$62,257
Income taxes	2,324	1,095	760
Non-cash investing and financing activities (Notes 4 and 5)
The accompanying notes are an integral part of these consolidated financial statements.

Freddie Mac 2016 Form 10-K	218

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

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

Freddie Mac 2016 Form 10-K	219

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

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
RESTRICTED CASH AND CASH EQUIVALENTS

Cash collateral accepted from counterparties that we do not have the right to use for general corporate purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes cash remittances received from servicers of the underlying assets of our consolidated trusts, as well as cash remittances received on mortgage loans we own, which are deposited into a separate custodial account. We invest the cash held in the custodial account in short-term investments and are entitled to the interest income earned on these short-term investments, which is recorded as interest income, other on our consolidated statements of comprehensive income.

Freddie Mac 2016 Form 10-K	220

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders. We define comprehensive income as consisting of net income (loss) plus after-tax changes in:

•	The unrealized gains and losses on available-for-sale securities;

•	The effective portion of derivatives accounted for as cash flow hedge relationships; and

•	Defined benefit plans.
OTHER SIGNIFICANT ACCOUNTING POLICIES

The table below identifies our other significant accounting policies and the related note in which information about them can be found.

Accounting Policy	Note
Variable Interest Entities	Note 3
Financial Guarantees	Note 3
Loans and Allowance for Loan Losses	Note 4
Investments in Securities	Note 5
Debt	Note 6
Derivatives	Note 7
Collateralized Agreements and Offsetting Arrangements	Note 8
Repurchase and Resale Agreements and Dollar Roll Transactions	Note 8
Earnings Per Share	Note 9
Stockholders’ Equity	Note 9
Income Taxes	Note 10
Segment Reporting	Note 11
Fair Value Measurements	Note 13

Freddie Mac 2016 Form 10-K	221

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

RECENTLY ISSUED ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810)	The amendment affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.	January 1, 2016	The adoption of this amendment did not have a material effect on our consolidated financial statements.
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)
The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.
January 1, 2016
Previously reported amounts have been conformed to the current presentation (see Notes 6 and 16). The effect of adoption as of January 1, 2016 was a reduction to Other Assets and Debt, net of $158 million. There were no effects on earnings resulting from this change.

Freddie Mac 2016 Form 10-K	222

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Consolidated Financial Statements

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
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
		January 1, 2017	The adoption of this amendment will not have a material effect on our consolidated financial statements.
ASU 2016-17 - Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control
The Board is issuing this Update to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.

		January 1, 2017	The adoption of this amendment will not have a material effect on our consolidated financial statements.
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
		January 1, 2018	We do not expect that the adoption of this amendment will have a material effect on our consolidated financial statements.
ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)	The amendment addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.	January 1, 2018	We do not expect that the adoption of this amendment will have a material effect on our consolidated financial statements.
ASU 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)	The amendments in this Update do not change the core principle of the guidance. The amendments clarify the implementation guidance on principal versus agent considerations.	January 1, 2018	We do not expect that the adoption of this amendment will have a material effect on our consolidated financial statements.
ASU 2016-10, Revenue from Contracts with Customers (Topic 606)
The amendments in this Update do not change the core principle of the guidance in Topic 606, but clarify two issues: i) identifying performance obligations; and ii) licensing. These clarifications are intended to reduce diversity in practice and to reduce the cost and complexity of Topic 606 at transition and on an ongoing basis.
		January 1, 2018	We do not expect that the adoption of this amendment will have a material effect on our consolidated financial statements.
ASU 2016-12, Revenue from Contracts with Customers (Topic 606)	The amendments in this Update do not change the core principle of the guidance in Topic 606, but affect aspects of the guidance and technical corrections.	January 1, 2018	We do not expect that the adoption of this amendment will have a material effect on our consolidated financial statements.

Freddie Mac 2016 Form 10-K	223

Financial Statements	Notes to the Consolidated Financial Statements | Note 1

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
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
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
The amendments in this Update address the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. Specifically, this amendment dictates that the statement of cash flows should explain the change in the period of the total of cash, cash equivalents, and restricted cash balances.
		January 1, 2018	We are evaluating the effect that the adoption of this amendment will have on our consolidated financial statements.
ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers
The amendments in this Update are of a similar nature to the items typically addressed in the Technical Corrections and Improvements project. However, the Board decided to issue a separate Update for technical corrections and improvements to Topic 606 and other Topics amended by Update 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09.
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

Freddie Mac 2016 Form 10-K	224

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

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
We are subject to certain constraints on our business activities under the Purchase Agreement. However, the support provided by Treasury pursuant to the Purchase Agreement also enables us to have adequate liquidity to conduct our normal business activities. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent.
Our current business objectives reflect direction we have received from the Conservator (including the Conservatorship Scorecards). At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives but may not contribute to our profitability. Certain of these objectives are intended to help homeowners and the mortgage market and may help to mitigate future credit losses. Some of these initiatives affect our near- and long-term financial results. Given our public mission and the important role the Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions, we may be required to take actions that could have a negative impact on our business, operating results or financial condition, and thus contribute to a need for additional draws under the Purchase Agreement.
In May 2014, FHFA issued its 2014 Strategic Plan, which updated FHFA's vision for implementing its obligations as Conservator of Freddie Mac and Fannie Mae and established three reformulated strategic goals. FHFA also issued annual Conservatorship Scorecards for 2014, 2015, 2016, and 2017. The annual Conservatorship Scorecards establish objectives and performance targets and measures for Freddie Mac and Fannie Mae (the “Enterprises”) related to the strategic goals set forth in the Strategic Plan.
The 2014 Strategic Plan established three reformulated strategic goals for the conservatorships of Freddie Mac and Fannie Mae:

•
Maintain, in a safe and sound manner, foreclosure prevention activities and credit availability for new and refinanced loans to foster liquid, efficient, competitive and resilient national housing finance markets.

•	Reduce taxpayer risk through increasing the role of private capital in the mortgage market.

•	Build a new single-family securitization infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future.
As part of the first goal, the 2014 Strategic Plan describes various steps related to increasing access to

Freddie Mac 2016 Form 10-K	225

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

mortgage credit for credit-worthy borrowers. The 2014 Strategic Plan provides for the Enterprises to continue to play an ongoing role in supporting multifamily housing needs, particularly for low-income households. The plan states that FHFA will continue to impose a production cap on Freddie Mac’s and Fannie Mae’s multifamily businesses. However, in 2015 FHFA allowed loans in certain affordable and underserved market segments to be excluded from the production cap. This allowance was maintained in the 2016 and 2017 Conservatorship Scorecards with slight modification.
The second goal focuses on ways to transfer risk to private market participants and away from the Enterprises in a responsible way that does not reduce liquidity or adversely affect the availability of mortgage credit. The second goal provides for us to increase the use of single-family credit risk transfer transactions, continue using credit risk transfer transactions in the multifamily business and continue shrinking our mortgage-related investments portfolio consistent with the requirements in the Purchase Agreement, with a focus on selling less liquid assets.
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
PURCHASE AGREEMENT AND WARRANT

Overview

On September 7, 2008, we, through FHFA, in its capacity as Conservator, entered into the Purchase Agreement with Treasury. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009, December 24, 2009, and August 17, 2012. The amount of available funding remaining under the Purchase Agreement was $140.5 billion as of December 31, 2016. This amount will be reduced by any future draws.
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

Freddie Mac 2016 Form 10-K	226

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

In exchange for Treasury’s funding commitment, we issued to Treasury, as an aggregate initial commitment fee, one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock, and a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the warrant. We received no other consideration from Treasury for issuing the senior preferred stock or the warrant.
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
For each quarter from January 1, 2013 through and including December 31, 2017, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The term Net Worth Amount is defined as the total assets of Freddie Mac (excluding Treasury’s commitment and any unfunded amounts thereof), less our total liabilities (excluding any obligation in respect of capital stock), in each case as reflected on our consolidated balance sheets prepared in accordance with GAAP. If the calculation of the dividend payment for a quarter does not exceed zero, then no dividend will accrue or be payable for that quarter. The applicable Capital Reserve Amount was $1.2 billion for 2016, will be $0.6 billion for 2017, and will decline to zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero. The amounts payable for dividends on the senior preferred stock could be substantial and will have an adverse impact on our financial position and net worth. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock.
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
Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited, and we will not be able to do so for the foreseeable future, if at all. The aggregate liquidation preference of the senior preferred stock will increase further if we receive additional draws under the Purchase Agreement or if any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash.
The Purchase Agreement includes significant restrictions on our ability to manage our business, including limiting the amount of indebtedness we can incur and capping the size of our mortgage-related investments portfolio.

Freddie Mac 2016 Form 10-K	227

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

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

The Purchase Agreement also requires us to reduce the amount of mortgage assets we own. The Purchase Agreement, as revised in the August 2012 amendment, provides that we could not own mortgage assets with UPB in excess of $650 billion on December 31, 2012, and on December 31 of each year thereafter may not own mortgage assets with UPB in excess of 85% of the aggregate amount of mortgage assets we are permitted to own as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250 billion in mortgage assets. Under the Purchase Agreement, we also may not, without the prior written consent of Treasury, incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. The mortgage asset and indebtedness limitations are determined without giving effect to the changes to the accounting

Freddie Mac 2016 Form 10-K	228

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

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

Termination Provisions

The Purchase Agreement provides that the Treasury’s funding commitment will terminate under any of the following circumstances:

•	The completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time;

•	The payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guarantee obligations); and

•	The funding by Treasury of the maximum amount of the commitment under the Purchase Agreement.

Freddie Mac 2016 Form 10-K	229

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

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
IMPACT OF CONSERVATORSHIP AND RELATED DEVELOPMENTS ON THE MORTGAGE-RELATED INVESTMENTS PORTFOLIO

For purposes of the limit imposed by the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio could not exceed $339.3 billion at December 31, 2016 and was $298.4 billion at that date. Our Retained Portfolio Plan, which we adopted in 2014, provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement (subject to certain exceptions). Our mortgage-related investments portfolio cap is reduced by 15% annually until it reaches $250 billion. This amount is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.

Freddie Mac 2016 Form 10-K	230

Financial Statements	Notes to the Consolidated Financial Statements | Note 2

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
At September 30, 2016, our assets exceeded our liabilities under GAAP; therefore, FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during the three months ended December 31, 2016. Since conservatorship began through December 31, 2016, we have paid cash dividends of $101.4 billion to Treasury at the direction of the Conservator.
Additionally, in recent years, the Federal Reserve purchased significant amounts of mortgage-related securities issued by us, Fannie Mae, and Ginnie Mae.
See Note 6 and Note 9 for more information on the conservatorship and the Purchase Agreement.
RELATED PARTIES AS A RESULT OF CONSERVATORSHIP

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. During the years ended December 31, 2016, 2015, and 2014, no transactions outside of normal business activities have occurred between us and the U.S. government (or any of its related parties), except for the following:

•	The transactions with Treasury discussed above in “Purchase Agreement and Warrant” and “Government Support for our Business;”

•
The transactions entered into whereby we and Fannie Mae, in conjunction with Treasury, provided assistance to state and local HFAs. Treasury will reimburse Freddie Mac for initial guarantee losses on these transactions;

•	The transactions discussed in Note 4, Note 6, and Note 9; and

•	The allocation or transfer of 4.2 basis points of each dollar of new business purchases to certain housing funds as required under the GSE Act.
In addition, we are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business in conservatorship. In October 2013, FHFA announced the formation of CSS. CSS is equally-owned by Freddie Mac and Fannie Mae. In connection with the formation of CSS, we entered into a limited liability company agreement with Fannie Mae. In November 2014, we and Fannie Mae announced that a chief executive officer had been named for CSS. Additionally, we and Fannie Mae each appointed two executives to the CSS Board of Managers and signed governance and operating agreements for CSS. Therefore, CSS is also deemed a related party. During the year ended December 31, 2016, we contributed $118 million of capital to CSS.

Freddie Mac 2016 Form 10-K	231

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

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

When we provide, either to an unconsolidated VIE or to another third party, a guarantee that exposes us to incremental credit risk, we recognize both a guarantee obligation at fair value and the consideration we receive for providing the guarantee, which typically consists of a guarantee asset that represents the fair value of future guarantee fees. As a practical expedient, the measurement of the fair value of the guarantee obligation is set equal to the consideration we receive to provide the guarantee, and no gain or loss is recognized upon issuance of the guarantee. Subsequently, we recognize changes in the fair value of the guarantee asset in current period earnings and amortize the guarantee obligation into earnings as we are released from risk under the guarantee. We also recognize a reserve for guarantee losses when it is probable that a loss has been incurred under the guarantee.
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

Freddie Mac 2016 Form 10-K	232

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

(In millions)	December 31, 2016	December 31, 2015
Consolidated Balance Sheet Line Item
Assets:
Cash and cash equivalents	$—	$—
Restricted cash and cash equivalents	9,431	14,529
Securities purchased under agreements to resell	13,550	14,840
Mortgage loans held-for-sale	—	1,403
Mortgage loans held-for-investment	1,690,218	1,625,184
Accrued interest receivable	5,454	5,305
Other assets	3,827	2,631
Total assets of consolidated VIEs	$1,722,480	$1,663,892
Liabilities:
Accrued interest payable	$4,846	$4,763
Debt, net	1,648,683	1,556,121
Other liabilities	—	6
Total liabilities of consolidated VIEs	$1,653,529	$1,560,890
SECURITIZATION ACTIVITIES

PCs

Single-family PCs are pass-through debt securities that represent undivided beneficial interests in a pool of loans held by a securitization trust. We serve as both administrator and guarantor for our single-family PC trusts. As administrator, we have the right to establish servicing terms and direct loss mitigation activities for the loans held by the PC trusts. As guarantor, we guarantee the payment of principal and interest on our single-family PCs in exchange for a guarantee fee, and we have the right to purchase delinquent loans from the PC trust to help improve the economic performance of the trust. We absorb all credit losses of the PC trusts through our guarantee of the principal and interest payments.
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
Loans held by our single-family PC trusts are recognized on our consolidated balance sheets as mortgage loans held-for-investment. The corresponding single-family PCs held by third parties are recognized on our consolidated balance sheets as debt, net. We extinguish the outstanding debt securities of the related consolidated trust and recognize gains or losses on debt extinguishment for the difference between the consideration paid and the debt carrying value when we purchase single-family PCs as investments in our mortgage-related investments portfolio. Sales of single-family PCs previously held as investments in our mortgage-related investments portfolio are accounted for as debt issuances. See Note 4 and Note 6 for additional information on loans and debt securities of consolidated trusts.

Freddie Mac 2016 Form 10-K	233

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

At December 31, 2016 and 2015, we were the primary beneficiary of, and therefore consolidated, single-family PC trusts with assets totaling $1.7 trillion and $1.6 trillion, respectively. During the years ended December 31, 2016 and 2015, we issued approximately $391.0 billion and $352.6 billion, respectively, of guaranteed single-family PCs. Our exposure for guarantees to consolidated securitization trusts is generally equal to the UPB of the loans recorded on our consolidated balance sheets.
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

Freddie Mac 2016 Form 10-K	234

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

Because we have already guaranteed the underlying assets, we do not receive any incremental guarantee fees in exchange for our guarantee, and, accordingly, we do not recognize any additional guarantee assets, guarantee obligations, or reserves for guarantee losses related to resecuritization trusts. Instead, we receive a one-time transaction fee which represents compensation for both the structuring and creation of the securities and for our ongoing administrative responsibilities to service the securities. We recognize the portion of the transaction fee related to creation of the securities immediately in earnings. We defer the portion of the fee related to ongoing administrative responsibilities and amortize it over the life of the associated trust.
When we purchase a REMIC or Stripped Giant PC as an investment in our mortgage-related investments portfolio, we record the security as an investment in debt securities rather than extinguishment of debt since we are investing in the debt securities of a non-consolidated entity. We do not consolidate REMIC or Stripped Giant PC trusts that we hold as we are not deemed to be the primary beneficiary of the trusts, unless we have the unilateral ability to collapse the trust. Similarly, sales of REMICs or Stripped Giant PCs previously held as investments in our mortgage-related investments portfolio are accounted for as sales of investments in debt securities. See Note 6 for additional information on accounting for investments in debt securities.
K Certificates

In a K Certificate transaction, we sell multifamily loans to a non-Freddie Mac securitization trust that issues senior and subordinated securities, and simultaneously purchase and place the senior securities into a Freddie Mac securitization trust that issues guaranteed K Certificates. In these transactions, we guarantee the senior securities issued by the Freddie Mac securitization trust and do not issue or guarantee the subordinated securities issued by the non-Freddie Mac securitization trust. We receive a guarantee fee in exchange for our guarantee. We serve as guarantor of our K Certificate trusts and, from time to time, as master servicer. However, in contrast to single-family PC trusts, the rights to direct loss mitigation activities of the underlying loans and to purchase delinquent loans from the securitization trust are held by the investor in the most subordinate remaining securities issued by the trust, and we do not have any power to direct those activities unless we are the investor in the most subordinate remaining securities.
The economic performance of our K Certificate trusts is most significantly affected by the performance of the underlying loans. Because our rights in a K Certificate transaction do not provide us with the power to direct the activities that most significantly affect the performance of the underlying loans, we are not the primary beneficiary of our K Certificate trusts and, therefore, do not consolidate those trusts.
When we sell loans to a K Certificate trust, we derecognize the transferred loans and account for our guarantee to the non-consolidated K Certificate trust. We account for our investments in the beneficial interests issued by non-consolidated K Certificate trusts as investments in debt securities.
During 2016 and 2015, we issued approximately $40.6 billion and $29.4 billion, respectively, of K Certificates for which a guarantee asset and guarantee obligation were recognized.
SB Certificates

In SB Certificate transactions, we securitize small balance multifamily loans in transactions which are structured in a manner generally similar to our K Certificate transactions. We are not the primary

Freddie Mac 2016 Form 10-K	235

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

beneficiary and we do not consolidate SB Certificate trusts as our rights do not provide us with the power to direct the activities that most significantly affect the performance of the underlying loans.
In a typical SB Certificate transaction, we sell loans to a SB Certificate trust, derecognize the transferred loans, and account for our guarantee to the non-consolidated SB Certificate trust. We account for our investments in the beneficial interests issued by non-consolidated SB Certificate trusts as investments in debt securities.
During 2016 and 2015, we issued approximately $3.5 billion and $1.6 billion, respectively, of SB Certificates for which a guarantee asset and guarantee obligation were recognized.
Whole Loan Securities

We consolidate our whole loan securities because we have the ability to direct the loss mitigation activities of the underlying loans and we have the obligation to absorb credit losses through our guarantee of the issued securities.
Senior Subordinate Securitization Structures

We do not consolidate our senior subordinate securitization structures as we do not have the ability to direct the activities that most significantly affect the performance of the underlying loans. For these products, we account for our guarantee to the unconsolidated VIE.
Other Securitization Products

We consolidate certain of our other securitization trusts because we have the ability to direct the loss mitigation activities of the underlying loans and we have the obligation to absorb credit losses through our guarantee of the issued securities. As a result, we are the primary beneficiary of single-family and multifamily other securitization trusts with underlying assets totaling $7.5 billion at both December 31, 2016 and 2015. We do not consolidate the other securitization trusts that do not meet these conditions. For those products, we account for our guarantee to the unconsolidated VIE.
OTHER GUARANTEE ACTIVITIES

Other Mortgage-related Guarantees

In certain circumstances, we provide a guarantee of mortgage-related assets held by third parties, in exchange for a guarantee fee, without securitizing those assets. These guarantees consist of the following:

•
Long-term standby commitments of single-family loans which obligate us to purchase the covered loans when they become seriously delinquent. Periodically, certain of our customers seek to terminate long-term standby commitments and simultaneously enter into guarantor swap transactions to obtain our PCs backed by many of the same loans. During 2016 and 2015, we guaranteed $3.6 billion and $4.0 billion, respectively, of loans under new long-term standby commitments; and

•	Guarantees of multifamily housing revenue bonds that were issued by HFAs, including guarantees that require us to advance funds to enable others to repurchase any tendered tax-exempt and related

Freddie Mac 2016 Form 10-K	236

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

taxable bonds that are unable to be marketed. No advances under these guarantees were outstanding at December 31, 2016 and 2015.
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
Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no significant probable and estimable losses associated with these contracts. In addition, we provided indemnification for litigation defense costs to certain former officers who are subject to ongoing litigation. See Note 14 for information on ongoing litigation. The recognized liabilities on our consolidated balance sheets related to indemnifications were not significant at December 31, 2016 and 2015.
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

Freddie Mac 2016 Form 10-K	237

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

(In millions)	December 31, 2016	December 31, 2015
Assets and Liabilities Recorded on our Consolidated Balance Sheets(1)
Assets:
Investments in securities	$58,995	$49,040
Accrued interest receivable	254	200
Other assets	1,708	1,232
Liabilities:
Other liabilities	(1,604)	(1,230)
Maximum Exposure to Loss	$150,227	$114,193
Total Assets of Non-Consolidated VIEs	$175,713	$134,900

(1)
Includes our variable interests in REMICs and Stripped Giant PCs, K Certificates, SB Certificates, senior subordinate securitization structures, and other securitization products that we do not consolidate. Our maximum exposure to loss includes the guaranteed UPB of assets held by the non-consolidated VIEs related to K Certificates, SB Certificates, senior subordinate securitization structures, and other securitization products. Our maximum exposure to loss excludes investments in REMICs and Stripped Giant PCs, because we already consolidate the collateral of these trusts on our consolidated balance sheets.

We also obtain interests in various other VIEs created by third parties through the normal course of business, such as through our investments in non-Freddie Mac mortgage-related securities, purchases of multifamily loans, guarantees of multifamily housing revenue bonds, as a derivative counterparty, or through other activities. We were not involved in the design or creation of these entities and our continuing involvement is typically passive in nature and does not provide us with the power to direct the activities that most significantly impact the economic performance of these entities. As a result, we do not consolidate these VIEs and we account for our interests in the VIEs in the same manner that we account for our interests in other third-party transactions. See Note 5 for additional information regarding our investments in non-Freddie Mac mortgage-related securities. See Note 4 for more information regarding multifamily loans.
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

	December 31, 2016			December 31, 2015
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
K Certificates, SB Certificates, senior subordinate securitization structures, and other securitization products	$150,227	$1,532	40	$114,193	$1,136	40
Other mortgage-related guarantees	16,445	679	34	13,067	596	38
Derivative instruments	6,396	127	29	17,894	151	30

(1)
The maximum exposure represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. For derivative instruments, this amount represents the notional value.

Freddie Mac 2016 Form 10-K	238

Financial Statements	Notes to the Consolidated Financial Statements | Note 3

(2)
For K Certificates, SB Certificates, senior subordinate securitization structures, other securitization products, and other mortgage-related guarantees, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $67 million and $76 million as of December 31, 2016 and 2015, respectively, and is included within other liabilities on our consolidated balance sheets.

CREDIT ENHANCEMENTS

For many of the loans underlying our single-family PCs, other securitization products, and other mortgage related guarantees, we obtained credit enhancements from third parties covering a portion of our credit risk exposure. See Note 4 for information about credit enhancements on loans.
In connection with the securitization activities of the Multifamily segment, we have various forms of credit protection. The most prevalent type is subordination, primarily through our K Certificates and SB Certificates. Through subordination, we mitigate our credit risk exposure by structuring our securities to transfer a large majority of expected and stress credit losses to private investors who purchase the subordinate tranches, as shown in the table below.

	UPB at		Maximum Coverage(1) at
(In millions)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
K Certificates and SB Certificates	$139,416	$103,061	$23,864	$18,571
Other securitization products	5,545	5,438	1,359	1,359
Total	$144,961	$108,499	$25,223	$19,930

(1)
For K Certificates and SB Certificates, this represents the UPB of the securities that are subordinate to our guarantee. For other securitization products, this represents the remaining amount of loss recovery that is available subject to the terms of the counterparty agreement or the UPB of the securities that are subordinate to our guarantee.

In addition to subordination, the Multifamily segment also has various other credit enhancements, primarily related to our mortgage loans and other mortgage-related guarantees, in the form of collateral posting requirements, loss sharing agreements, and other similar arrangements. These credit enhancements will enable us to recover all or a portion of our losses or the amounts paid under our guarantee. Our historical losses and related recoveries pursuant to these agreements have not been significant.

Freddie Mac 2016 Form 10-K	239

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES
The table below provides details of the loans on our consolidated balance sheets as of December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
(In millions)	Held by Freddie Mac	Held by consolidated trusts	Total	Held by Freddie Mac	Held by consolidated trusts	Total
Held-for sale:
Single-family	$2,092	$—	$2,092	$6,045	$1,702	$7,747
Multifamily	16,544	—	16,544	19,582	—	19,582
Total UPB	18,636	—	18,636	25,627	1,702	27,329
Cost basis and fair value adjustments, net	(548)	—	(548)	(2,038)	(299)	(2,337)
Total held-for-sale loans	18,088	—	18,088	23,589	1,403	24,992
Held-for-investment:
Single-family	83,040	1,659,591	1,742,631	90,532	1,597,590	1,688,122
Multifamily	25,873	3,048	28,921	29,505	1,711	31,216
Total UPB	108,913	1,662,639	1,771,552	120,037	1,599,301	1,719,338
Cost basis adjustments	(3,755)	30,549	26,794	(3,465)	28,659	25,194
Allowance for loan losses	(10,461)	(2,970)	(13,431)	(12,555)	(2,776)	(15,331)
Total held-for-investment loans	94,697	1,690,218	1,784,915	104,017	1,625,184	1,729,201
Total loans, net	$112,785	$1,690,218	$1,803,003	$127,606	$1,626,587	$1,754,193
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

Freddie Mac 2016 Form 10-K	240

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

During 2016 and 2015, we purchased $388.9 billion and $346.5 billion, respectively, in UPB of single-family loans, and $6.1 billion and $4.4 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment.
Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates and SB Certificates. During 2016 and 2015, we sold $49.9 billion and $36.1 billion, respectively, of held-for-sale multifamily loans. See Note 3 for more information on our issuances of K Certificates and SB Certificates.
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we completed sales of $3.1 billion and $2.9 billion in UPB of seriously delinquent single-family loans during 2016 and 2015, respectively.
In connection with our efforts to sell certain of our single-family loans, we reclassified $4.7 billion and $13.6 billion in UPB of seasoned single-family loans from held-for-investment to held-for-sale in 2016 and 2015, respectively. We also reclassified $2.1 billion of multifamily loans from held-for-investment to held-for-sale in 2015. We did not have this multifamily loan reclassification activity in 2016. For additional information regarding the fair value of our loans classified as held-for-sale, see Note 13.
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

Freddie Mac 2016 Form 10-K	241

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

CREDIT QUALITY

The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding loan. A second-lien loan also reduces the borrower’s equity in the home, and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second loans. As of December 31, 2016 and 2015, based on data collected by us at loan delivery, approximately 11% and 13%, respectively, of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first loan. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 12.
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

	As of December 31, 2016				As of December 31, 2015
	Current LTV Ratio				Current LTV Ratio
(In millions)	≤ 80	> 80 to 100	> 100(1)	Total	≤ 80	> 80 to 100	> 100(1)	Total
20 and 30-year or more, amortizing fixed-rate(2)	$1,120,722	$236,111	$30,063	$1,386,896	$1,020,227	$242,948	$50,893	$1,314,068
15-year amortizing fixed-rate(2)	274,967	11,016	887	286,870	271,456	12,400	1,754	285,610
Adjustable-rate	52,319	2,955	85	55,359	59,724	5,055	249	65,028
Alt-A, interest-only, and option ARM	26,293	9,392	4,634	40,319	27,014	13,124	8,485	48,623
Total single-family loans	$1,474,301	$259,474	$35,669	$1,769,444	$1,378,421	$273,527	$61,381	$1,713,329

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 6.80% and 6.03% as of December 31, 2016 and 2015, respectively.

(2)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of December 31, 2016 and 2015, we have categorized UPB of approximately $32.0 billion and $38.3 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust in the future, such future rates are determined at the time of modification rather than at a subsequent date.

Freddie Mac 2016 Form 10-K	242

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

The following table presents the recorded investment in our multifamily held-for-investment loans, by credit quality indicator as of December 31, 2016 and 2015. The multifamily credit quality indicator is based on available data through the end of each period presented. These indicators involve significant management judgment.

(In millions)	December 31, 2016	December 31, 2015
Credit risk profile by internally assigned grade:(1)
Pass	$27,830	$29,660
Special mention	502	1,135
Substandard	570	408
Doubtful	—	—
Total	$28,902	$31,203

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

Freddie Mac 2016 Form 10-K	243

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

MORTGAGE LOAN PERFORMANCE

The following table presents the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.

	December 31, 2016
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,354,511	$16,645	$4,865	$10,875	$1,386,896	$10,868
15-year amortizing fixed-rate	285,373	1,010	178	309	286,870	309
Adjustable-rate	54,738	354	77	190	55,359	190
Alt-A, interest-only, and option ARM	35,994	1,748	650	1,927	40,319	1,927
Total single-family	1,730,616	19,757	5,770	13,301	1,769,444	13,294
Total multifamily	28,902	—	—	—	28,902	89
Total single-family and multifamily	$1,759,518	$19,757	$5,770	$13,301	$1,798,346	$13,383

	December 31, 2015
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,280,247	$16,178	$5,037	$12,606	$1,314,068	$12,603
15-year amortizing fixed-rate	284,137	935	183	355	285,610	355
Adjustable-rate	64,326	359	88	255	65,028	255
Alt-A, interest-only, and option ARM	43,543	1,962	714	2,404	48,623	2,403
Total single-family	1,672,253	19,434	6,022	15,620	1,713,329	15,616
Total multifamily	31,203	—	—	—	31,203	170
Total single-family and multifamily	$1,703,456	$19,434	$6,022	$15,620	$1,744,532	$15,786

(1)	Includes $5.3 billion and $7.0 billion of loans that were in the process of foreclosure as of December 31, 2016 and 2015, respectively.
We have the option under our PC master trust agreement to remove loans that underlie our PCs under certain circumstances to resolve an existing or impending delinquency or default. Our practice generally has been to remove loans from PC trusts when the loans have been delinquent for 120 days or more.
When we remove loans from PC trusts, we record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts and we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to mortgage loans held-for-investment by Freddie Mac. We removed $6.8 billion and $8.4 billion in UPB of loans from PC trusts (or purchased delinquent loans associated with other mortgage-related guarantees) during the years ended December 31, 2016 and 2015, respectively.

Freddie Mac 2016 Form 10-K	244

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.

(Dollars in millions)	December 31, 2016	December 31, 2015
Single-family:(1)
Non-credit-enhanced portfolio
Serious delinquency rate	1.02%	1.30%
Total number of seriously delinquent loans	77,662	105,071
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	1.46%	2.06%
Total number of seriously delinquent loans	21,460	27,813
Other credit protection:(3)
Serious delinquency rate	0.43%	0.58%
Total number of seriously delinquent loans	9,455	9,422
Total single-family:
Serious delinquency rate	1.00%	1.32%
Total number of seriously delinquent loans	107,170	141,255
Multifamily:(4)
Non-credit-enhanced portfolio:
Delinquency rate	0.04%	0.03%
UPB of delinquent loans	$19	$19
Credit-enhanced portfolio:
Delinquency rate	0.02%	0.02%
UPB of delinquent loans	$37	$20
Total Multifamily:
Delinquency rate	0.03%	0.02%
UPB of delinquent loans	$56	$39

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
We continue to implement a number of initiatives to refinance and modify single-family loans. As part of these initiatives, we pay various incentives to servicers and borrowers. HAMP ended in December 2016. The relief refinance program (including HARP) will end in September 2017 and is expected to be replaced by a new program.

Freddie Mac 2016 Form 10-K	245

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

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

•
Our reserve for guarantee losses, which pertains to single-family and multifamily loans underlying our K Certificates and SB Certificates, other securitization products, and other mortgage-related guarantees.

A significant portion of the unsecuritized single-family loans on our consolidated balance sheets are seriously delinquent and/or TDR loans that we previously removed from our PC pools. These seriously delinquent and TDR loans typically have a higher associated allowance for loan loss than loans that remain in consolidated trusts.
The table below presents our loan loss reserves activity.

	Year Ended December 31,
	2016				2015
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts		Total	Held by Freddie Mac	Held By Consolidated Trusts		Total
Single-family:
Beginning balance	$12,517	$2,775	$56	$15,348	$18,800	$2,884	$109	$21,793
Provision (benefit) for credit losses	(1,384)	599	4	(781)	(2,763)	169	(45)	(2,639)
Charge-offs(1)(2)	(1,757)	(173)	(8)	(1,938)	(4,696)	(367)	(8)	(5,071)
Recoveries	487	10	—	497	703	14	—	717
Transfers, net(3)	580	(243)	—	337	473	75	—	548
Ending balance	$10,443	$2,968	$52	$13,463	$12,517	$2,775	$56	$15,348
Multifamily:
Beginning balance	$38	$1	$20	$59	$77	$—	$17	$94
Provision (benefit) for credit losses	(17)	—	(5)	(22)	(29)	—	3	(26)
Charge-offs(2)	(2)	—	—	(2)	(9)	—	—	(9)
Recoveries	—	—	—	—	—	—	—	—
Transfers, net(3)	(1)	1	—	—	(1)	1	—	—
Ending balance	$18	$2	$15	$35	$38	$1	$20	$59
Total:
Beginning balance	$12,555	$2,776	$76	$15,407	$18,877	$2,884	$126	$21,887
Provision (benefit) for credit losses	(1,401)	599	(1)	(803)	(2,792)	169	(42)	(2,665)
Charge-offs(2)	(1,759)	(173)	(8)	(1,940)	(4,705)	(367)	(8)	(5,080)
Recoveries	487	10	—	497	703	14	—	717
Transfers, net(3)	579	(242)	—	337	472	76	—	548
Ending balance	$10,461	$2,970	$67	$13,498	$12,555	$2,776	$76	$15,407

(1)	Includes charge-offs of $1.9 billion associated with our initial adoption of FHFA Advisory Bulletin 2012-02 on January 1, 2015.

(2)
Total charge-offs do not include lower-of-cost-or-fair-value adjustments and other expenses related to property taxes and insurance recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $1.2 billion and $3.4 billion during 2016 and 2015 respectively.

Freddie Mac 2016 Form 10-K	246

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

(3)
For the years ended December 31, 2016 and 2015, consists of approximately $0.3 billion and $0.5 billion, respectively, attributable to capitalization of past due interest on modified loans. Also includes amounts associated with reclassified single-family reserves related to our removal of loans previously held by consolidated trusts, net of reclassifications for single-family loans subsequently resecuritized after such removal.

Loan Loss Reserves Determined on a Collective Basis

Single-Family Loans
We estimate loan loss reserves on homogeneous pools of single-family loans using a model that evaluates a variety of factors affecting collectability. We review the outputs of this model by considering qualitative factors such as macroeconomic and other factors to see whether the model outputs are consistent with our expectations. Management adjustments may be necessary to take into consideration external factors and current economic events that have occurred but that are not yet reflected in the factors used to derive the model outputs. Significant judgment is exercised in making these adjustments. The homogeneous pools of single-family loans are determined based on common underlying characteristics, including current LTV ratios, trends in home prices, loan product type, and geographic region.
We rely upon third-parties to service our loans. At loan delivery, the seller provides us with loan data, which includes characteristics and underwriting information. Each subsequent month, the servicers provide us with monthly loan level servicing data, including delinquency and loss information.
Our single-family loan loss reserve default models produce estimates based on 12 months of loan level performance data, which includes a history of delinquency, foreclosures, foreclosure alternatives and modifications. Our loan loss reserve estimate includes projections of:

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
Our single-family loan loss reserve severity is based on the repeat housing sales index and actual REO dispositions, short sales and third-party sales that incorporate the most recent:

•	Six months of sales experience realized on our distressed property dispositions; and

•	Twelve months of pre-foreclosure expenses on our distressed properties, including REO, short sales, and third-party sales.

Freddie Mac 2016 Form 10-K	247

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

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
We apply proceeds from primary mortgage insurance and from other credit enhancements, including repurchase recoveries, entered into contemporaneously with, and in contemplation of, a guarantee or loan purchase transaction as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds received in excess of our recorded investment in charged-off loans are recorded as a decrease to REO operations expense in our consolidated statements of comprehensive income. We record benefits related to most of our credit enhancements (e.g., primary mortgage insurance and certain ACIS insurance policies) when realization of our claims is deemed probable. We record benefits for certain of our other credit enhancements (e.g., certain STACR debt notes and whole loan securities) when the realized loss event occurs. We generally record repurchase recoveries on a cash basis due to the uncertainty of the timing and amount of collections of such recoveries.
Multifamily Loans
Multifamily loans evaluated collectively for impairment are aggregated into book year vintage portfolios. Potential impairment related to these portfolios is measured by benchmarking published historical commercial loan performance data to those vintages based upon available economic data related to multifamily real estate, including apartment vacancy and rental rates.
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

Freddie Mac 2016 Form 10-K	248

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

months or less to be insignificant. A concession typically includes one or more of the following being granted to the borrower:

•	A trial period where the expected permanent modification will change our expectation of collecting all amounts due at the original contract rate;

•	A delay in payment that is more than insignificant;

•	A reduction in the contractual interest rate;

•	Interest forbearance for a period of time that is more than insignificant or forgiveness of accrued but uncollected interest amounts;

•	Principal forbearance that is more than insignificant; and

•	Discharge of the borrower’s obligation in Chapter 7 bankruptcy.
The table below presents the volume of single-family and multifamily loans that were newly classified as TDRs during the years ended December 31, 2016 and 2015, based on the original category of the loan before the loan was classified as a TDR. Loans classified as a TDR in one period may be subject to further action (such as a modification or remodification) in a subsequent period. In such cases, the subsequent action would not be reflected in the table below since the loan would already have been classified as a TDR.

	Year Ended December 31,
	2016		2015
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	35,503	$5,092	46,641	$6,627
15-year amortizing fixed-rate	4,623	338	5,806	419
Adjustable-rate	969	140	1,335	195
Alt-A, interest-only, and option ARM	3,115	548	7,143	1,146
Total single-family	44,210	6,118	60,925	8,387
Multifamily	2	8	1	30
Total	44,212	$6,126	60,926	$8,417

(1)	The pre-TDR recorded investment for single-family loans initially classified as TDR during the years ended December 31, 2016 and 2015 was $6.2 billion and $8.4 billion, respectively.
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification.

Freddie Mac 2016 Form 10-K	249

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

	Year Ended December 31,
	2016		2015
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment(1)	Number of Loans	Post-TDR Recorded Investment(1)
Single-family:
20 and 30-year or more, amortizing fixed-rate	16,139	$2,520	18,478	$3,036
15-year amortizing fixed-rate	813	66	900	72
Adjustable-rate	277	41	335	55
Alt-A, interest-only, and option ARM	1,535	305	1,955	435
Total single-family	18,764	$2,932	21,668	$3,598
Multifamily	—	$—	—	$—

(1)	Represents the recorded investment at the end of the period in which the loan was modified and does not represent the recorded investment as of December 31.
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or trial period modifications). During the years ended December 31, 2016 and 2015, 8,083 and 9,492, respectively, of such loans (with a post-TDR recorded investment of $1.0 billion and $1.2 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During the years ended December 31, 2016 and 2015, 1,154 and 2,196, respectively, of such loans (with a post-TDR recorded investment of $0.1 billion and $0.3 billion, respectively) experienced a payment default within a year after the borrowers' Chapter 7 bankruptcy.
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
During 2016, approximately 43% of completed single-family loan modifications that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions and approximately 16% involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During 2016, the average term extension was 177 months, and the average interest rate reduction was 0.8% on completed single-family loan modifications classified as TDRs.
Substantially all of our completed single-family loan modifications classified as a TDR during 2016 resulted in a modified loan with a fixed interest rate. However, many of these fixed-rate loans include

Freddie Mac 2016 Form 10-K	250

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

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
Multifamily loans are generally measured individually for impairment based on the fair value of the underlying collateral, as reduced by estimated disposition costs, as the repayment of these loans is generally provided from the cash flows of the underlying collateral and any associated credit enhancement. Except for cases of fraud and certain other types of borrower defaults, most multifamily loans are non-recourse to the borrower. As a result, the cash flows of the underlying property (including any associated credit enhancements) serve as the source of funds for repayment of the loan. Interest income recognition on multifamily impaired loans is subject to our non-accrual policy as discussed in “Interest Income” above.
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

Freddie Mac 2016 Form 10-K	251

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

Impaired Loans
The tables below present our recorded investment in individually impaired loans and the related allowance for loan losses.

	Balance at December 31, 2016			For the Year Ended December 31, 2016
(In millions)	UPB	Recorded Investment	Associated Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
Single-family —
With no specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	$4,963	$3,746	N/A	$4,033	$447	$14
15-year amortizing fixed-rate	31	26	N/A	33	5	—
Adjustable-rate	292	289	N/A	259	9	—
Alt-A, interest-only, and option ARM	1,935	1,561	N/A	1,417	117	3
Total with no specific allowance recorded	7,221	5,622	N/A	5,742	578	17
With specific allowance recorded:(3)
20 and 30-year or more, amortizing fixed-rate	67,853	66,143	($9,678)	68,402	2,668	251
15-year amortizing fixed-rate	847	851	(25)	884	39	7
Adjustable-rate	319	312	(19)	384	14	3
Alt-A, interest-only, and option ARM	12,699	12,105	(2,258)	12,916	437	34
Total with specific allowance recorded	81,718	79,411	(11,980)	82,586	3,158	295
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	72,816	69,889	(9,678)	72,435	3,115	265
15-year amortizing fixed-rate	878	877	(25)	917	44	7
Adjustable-rate	611	601	(19)	643	23	3
Alt-A, interest-only, and option ARM	14,634	13,666	(2,258)	14,333	554	37
Total single-family	$88,939	$85,033	($11,980)	$88,328	$3,736	$312
Multifamily —
With no specific allowance recorded(2)	$321	$308	N/A	$356	$15	$4
With specific allowance recorded	44	42	(9)	63	3	2
Total multifamily	$365	$350	($9)	$419	$18	$6
Total single-family and multifamily	$89,304	$85,383	($11,989)	$88,747	$3,754	$318

Freddie Mac 2016 Form 10-K	252

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

	Balance at December 31, 2015			For the Year Ended December 31, 2015
(In millions)	UPB	Recorded Investment	Associated Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(1)
Single-family —
With no specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	$4,957	$3,724	N/A	$3,381	$387	$11
15-year amortizing fixed-rate	45	38	N/A	41	8	—
Adjustable rate	194	191	N/A	112	4	—
Alt-A, interest-only, and option ARM	1,370	1,033	N/A	844	83	2
Total with no specific allowance recorded	6,566	4,986	N/A	4,378	482	13
With specific allowance recorded:(3)
20 and 30-year or more, amortizing fixed-rate	72,886	71,215	($11,245)	73,530	2,558	308
15-year amortizing fixed-rate	975	978	(21)	1,033	47	11
Adjustable rate	518	510	(28)	632	19	4
Alt-A, interest-only, and option ARM	14,409	13,839	(2,725)	14,958	422	55
Total with specific allowance recorded	88,788	86,542	(14,019)	90,153	3,046	378
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	77,843	74,939	(11,245)	76,911	2,945	319
15-year amortizing fixed-rate	1,020	1,016	(21)	1,074	55	11
Adjustable rate	712	701	(28)	744	23	4
Alt-A, interest-only, and option ARM	15,779	14,872	(2,725)	15,802	505	57
Total single-family	$95,354	$91,528	($14,019)	$94,531	$3,528	$391
Multifamily —
With no specific allowance recorded(2)	$341	$333	N/A	$660	$25	$9
With specific allowance recorded	149	142	($21)	235	8	5
Total multifamily	$490	$475	($21)	$895	$33	$14
Total single-family and multifamily	$95,844	$92,003	($14,040)	$95,426	$3,561	$405

(1)	Consists of income recognized during the period related to loans on non-accrual status.

(2)
Individually impaired loans with no specific related valuation allowance primarily represent those loans for which the collateral value is sufficiently in excess of the loan balance to result in recovery of the entire recorded investment if the property were foreclosed upon or otherwise subject to disposition.

(3)	Consists primarily of loans classified as TDRs.

Freddie Mac 2016 Form 10-K	253

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

The table below presents our allowance for loan losses and our recorded investment in loans, held-for-investment, by impairment evaluation methodology.

	December 31, 2016			December 31, 2015
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,684,411	$28,552	$1,712,963	$1,621,801	$30,728	$1,652,529
Individually evaluated	85,033	350	85,383	91,528	475	92,003
Total recorded investment	1,769,444	28,902	1,798,346	1,713,329	31,203	1,744,532
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,431)	(11)	(1,442)	(1,273)	(18)	(1,291)
Individually evaluated	(11,980)	(9)	(11,989)	(14,019)	(21)	(14,040)
Total ending balance of the allowance	(13,411)	(20)	(13,431)	(15,292)	(39)	(15,331)
Net investment in loans	$1,756,033	$28,882	$1,784,915	$1,698,037	$31,164	$1,729,201
A significant number of unsecuritized single-family loans on our consolidated balance sheets are individually evaluated for impairment while substantially all single-family loans held by our consolidated trusts are collectively evaluated for impairment. The ending balance of the allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 9.9% and 10.8% of the recorded investment in such loans at December 31, 2016 and 2015, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The ending balance of the allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both December 31, 2016 and 2015.
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

Freddie Mac 2016 Form 10-K	254

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

	UPB(1) at		Maximum Coverage(1)(2) at
(In millions)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Credit enhancements at the time we acquire the loan:
Primary mortgage insurance	$291,217	$257,063	$74,345	$65,760
Seller indemnification	1,030	1,095	10	11
Deep MI(3)	3,067	—	81	—
Lender recourse and indemnification agreements(4)	5,247	5,902	4,911	5,385
Pool insurance(4)	1,719	2,140	618	753
Other:
HFA indemnification	1,747	2,599	1,747	2,599
Subordination	1,874	2,127	230	278
Other credit enhancements(4)	17	22	6	10
Credit enhancements subsequent to our purchase or guarantee of the loan:
STACR debt note(5)	427,978	328,872	14,507	11,551
ACIS transactions(6)	453,670	328,872	5,355	3,365
Whole loan securities and senior subordinate securitization structures	2,494	894	375	58
Less: UPB with more than one type of credit enhancement	(559,400)	(417,393)	—	—
Total	$630,660	$512,193	$102,185	$89,770

(1)
Except for the majority of our single-family credit risk transfer transactions, our credit enhancements generally provide protection for the first, or initial, credit losses associated with the related loans. Excludes: (a) FHA/VA and other governmental loans; (b) credit protection associated with $6.7 billion and $8.3 billion in UPB of single-family loans underlying other structured transactions where data was not available as of December 31, 2016 and 2015, respectively; and (c) repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards. The UPB of single-family loans covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA and USDA) was $2.8 billion and $3.2 billion as of December 31, 2016, and 2015, respectively.

(2)
Except for subordination and whole loan security, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements. For subordination and whole loan security, this represents the UPB of the securities that are subordinate to our guarantee, which could provide protection by absorbing first losses.

(3)
Includes approximately $3.1 billion in UPB at December 31, 2016, where the related loans are also covered by primary mortgage insurance. Deep MI credit risk transfer, or Deep MI, began in the third quarter of 2016.

(4)	In aggregate, includes approximately $1.0 billion and $1.1 billion in UPB at December 31, 2016 and 2015, respectively, where the related loans are also covered by primary mortgage insurance.

(5)
Includes approximately $123.5 billion and $87.4 billion in UPB at December 31, 2016 and 2015, respectively, where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the outstanding balance of STACR debt notes held by third parties.

(6)
Includes $127.4 billion and $87.4 billion in UPB at December 31, 2016 and 2015, respectively, where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

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

Freddie Mac 2016 Form 10-K	255

Financial Statements	Notes to the Consolidated Financial Statements | Note 4

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the years ended December 31, 2016, 2015, and 2014, we acquired $234.6 billion, $237.5 billion, and $187.1 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. These guarantor swap transactions during the years ended December 31, 2016 and 2015 included approximately $30.3 billion and $11.6 billion, respectively, of loans received from sellers to satisfy advances that were recorded in other assets on our consolidated balance sheets.
We acquire REO properties as a result of the derecognition of loans held on our consolidated balance sheets upon foreclosure of the underlying collateral or deed in lieu of foreclosure. These acquisitions represent non-cash transfers. During the years ended December 31, 2016, 2015, and 2014, we had transfers of $1.5 billion, $2.0 billion, and $3.8 billion, respectively, from loans to REO.

Freddie Mac 2016 Form 10-K	256

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

NOTE 5: INVESTMENTS IN SECURITIES
The table below summarizes the fair values of our investments in securities by classification as of December 31, 2016 and 2015.

(In millions)	December 31, 2016	December 31, 2015
Trading securities	$44,790	$39,278
Available-for-sale securities	66,757	74,937
Total	$111,547	$114,215
We currently classify and account for our securities as either available-for-sale or trading. As of December 31, 2016 and 2015, we did not classify any securities as held-to-maturity, although we may elect to do so in the future. Securities classified as available-for-sale and trading are reported at fair value with changes in fair value included in AOCI, net of income taxes and other gains (losses) on investment securities recognized in earnings, respectively. See Note 13 for more information on how we determine the fair value of securities.
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
We include interest on securities in our consolidated statements of comprehensive income. For most of our securities, interest income is recognized using the effective interest method, which considers the contractual terms of the security. Deferred items, including premiums, discounts, and other basis adjustments, are amortized into interest income over the contractual lives of the securities.
For certain securities, interest income is recognized using the prospective effective interest method. We apply this method to securities that:

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

Freddie Mac 2016 Form 10-K	257

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

TRADING SECURITIES

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.

(In millions)	December 31, 2016	December 31, 2015
Mortgage-related securities:
Freddie Mac	$15,343	$15,513
Other agency	8,161	6,468
All other	149	146
Total mortgage-related securities	23,653	22,127
Non-mortgage-related securities	21,137	17,151
Total fair value of trading securities	$44,790	$39,278
For the years ended December 31, 2016, 2015, and 2014, we recorded net unrealized gains (losses) on trading securities held at those dates of ($791) million, ($856) million, and ($88) million, respectively.

Freddie Mac 2016 Form 10-K	258

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

AVAILABLE-FOR-SALE SECURITIES

At December 31, 2016 and 2015, all available-for-sale securities were mortgage-related securities.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value by major security type for our securities classified as available-for-sale.

	December 31, 2016
			Gross Unrealized Losses
(In millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$43,671	$563	$—	($582)	$43,652
Other agency	4,127	119	—	(25)	4,221
Non-agency RMBS	10,606	1,271	(62)	(18)	11,797
Non-agency CMBS	6,288	160	(3)	(23)	6,422
Obligations of states and political subdivisions	657	8	—	—	665
Total available-for-sale securities	$65,349	$2,121	($65)	($648)	$66,757

	December 31, 2015
			Gross Unrealized Losses
(In millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$32,684	$942	$—	($99)	$33,527
Other agency	7,183	277	—	(36)	7,424
Non-agency RMBS	19,198	1,563	(362)	(66)	20,333
Non-agency CMBS	12,009	450	(2)	(9)	12,448
Obligations of states and political subdivisions	1,187	19	—	(1)	1,205
Total available-for-sale securities	$72,261	$3,251	($364)	($211)	$74,937

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.

Freddie Mac 2016 Form 10-K	259

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

Available-For-Sale Securities in a Gross Unrealized Loss Position

The table below presents available-for-sale securities in a gross unrealized loss position, and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.

	December 31, 2016
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$19,786	($559)	$1,732	($23)
Other agency	542	(6)	2,040	(19)
Non-agency RMBS	309	(1)	2,188	(79)
Non-agency CMBS	383	(2)	204	(24)
Obligations of states and political subdivisions	83	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$21,103	($568)	$6,164	($145)

	December 31, 2015
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$8,171	($64)	$1,224	($35)
Other agency	2,402	(24)	1,392	(12)
Non-agency RMBS	1,176	(30)	4,781	(398)
Non-agency CMBS	396	(9)	160	(2)
Obligations of states and political subdivisions	18	—	8	(1)
Total available-for-sale securities in a gross unrealized loss position	$12,163	($127)	$7,565	($448)

At December 31, 2016, total gross unrealized losses on available-for-sale securities were $0.7 billion. The gross unrealized losses relate to 436 separate securities. We purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically evaluating investment positions at the lot level; therefore, some of the lots we hold for an individual security may be in an unrealized gain position, while other lots for that security may be in an unrealized loss position.
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

Freddie Mac 2016 Form 10-K	260

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

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
Our net impairment on available-for-sale securities during 2016 includes certain securities that we have the intent to sell prior to the recovery of the security's amortized cost basis. For the remaining available-for-sale securities in an unrealized loss position at December 31, 2016, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.
Freddie Mac and Other Agency Securities
We generally hold these securities that are in an unrealized loss position at least to recovery and typically to maturity. As the principal and interest on these securities are guaranteed, we generally do not intend to sell these securities, and it is not more likely than not that we will be required to sell such securities before a recovery of the securities' amortized cost basis. As a result, unless we intend to sell the security, we consider unrealized losses on these securities to be temporary.
Non-Agency Commercial Mortgage-Backed Securities
Non-agency CMBS are exposed to stresses in the commercial real estate market. We use an external model that utilizes underlying collateral performance, current and expected credit enhancements, and assumptions about the underlying collateral cash flows to identify securities that may have an increased risk of failing to make their contractual payments. While it is possible that, under certain conditions, collateral losses on our non-agency CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2016.

Freddie Mac 2016 Form 10-K	261

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

Non-Agency Residential Mortgage-Backed Securities Backed by Subprime, Option ARM, Alt-A and Other Loans
We believe the unrealized losses on the non-agency RMBS we hold are mainly attributable to poor underlying collateral performance, limited liquidity, and risk premiums. In evaluating securities for impairment, we use an internal model that considers the credit performance of the underlying collateral, including current LTV ratio, delinquency status, servicer performance, loan modification terms and status, borrower credit information, and the collectability of amounts from bond insurers. The model also incorporates assumptions about the economic environment, including future home prices and interest rates to project underlying collateral prepayment speeds, delinquency and default rates, and loss severities. Circumstances in which it is expected that a principal and interest shortfall will occur and there is substantial uncertainty surrounding a bond insurer’s ability to pay all future claims can give rise to recognition of other-than-temporary impairment in earnings. For additional information regarding bond insurers, see Note 12.
The table below presents the modeled attributes for the related collateral that are used to determine whether our interests in certain available-for-sale non-agency RMBS backed by subprime, option ARM, and Alt-A loans will experience a cash shortfall.

(Dollars in millions)	December 31, 2016
UPB	$14,343
Weighted average collateral cumulative loss	23%
Weighted average voluntary prepayment rates	6%
Average security credit enhancements(1)	(1)%

(1)
Positive value reflects the amount of subordination and other financial support (excluding credit enhancement provided by bond insurance) that will incur losses in the securitization structure before any losses are allocated to securities that we own. Percentage generally calculated based on the total UPB of securities subordinate to the securities we own, divided by the total UPB of all of the securities issued by the trust (excluding notional balances). Negative value is shown when unallocated collateral losses will be allocated to the securities that we own in excess of current remaining credit enhancement, if any. The unallocated collateral losses have been considered in our assessment of other-than-temporary impairment.

In evaluating the non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans for other-than-temporary impairment, we noted that the percentage of securities that were AAA-rated and the percentage that were investment grade declined significantly since acquisition. While these ratings have declined, the ratings themselves are not determinative that a loss is more or less likely. While we may consider credit ratings in our analysis, we believe that our detailed security-by-security analysis provides a more comprehensive view of the ultimate collectability of contractual amounts due to us.
Our analysis is subject to change as new information regarding delinquencies, severities, loss timing, prepayments, and other factors becomes available. While it is possible that, under certain conditions, collateral losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2016.

Freddie Mac 2016 Form 10-K	262

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

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
Other-Than-Temporary Impairment on Available-For-Sale Securities

The table below summarizes other-than-temporary impairment on available-for-sale securities recognized in earnings.

	Year Ended December 31,
(In millions)	2016	2015	2014
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	$72	$241	$860
Portion of other-than-temporary impairment recognized in AOCI	119	51	78
Net impairment of available-for-sale securities recognized in earnings(1)	$191	$292	$938

(1)	Includes $70 million, $240 million, and $817 million during 2016, 2015, and 2014, respectively, of impairment recognized in earnings due to change in status from intent to hold to intent to sell.
The table below is a rollforward of the amount of credit-related other-than-temporary impairment that has been recognized in earnings for available-for-sale securities that we continue to hold.

	Year Ended December 31,
(In millions)	2016	2015
Credit-related other-than-temporary impairment on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities where other-than-temporary impairment was recognized in earnings	$5,306	$6,798
Additions:
Amounts related to credit losses on securities for which an other-than-temporary impairment was previously recognized	121	52
Reductions:
Amounts related to securities which were sold, written off, or matured	(167)	(107)
Amounts related to securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(856)	(1,116)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(268)	(321)
Ending balance — remaining credit losses on available-for-sale securities where other-than-temporary impairments were recognized in earnings	$4,136	$5,306

Realized Gains and Losses on Sales of Available-For-Sale Securities

Gains and losses on the sale of securities are included in other gains (losses) on investment securities recognized in earnings, including those gains (losses) reclassified into earnings from AOCI. We use the specific identification method for determining the cost basis of a security in computing the gain or loss.
The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.

Freddie Mac 2016 Form 10-K	263

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

	Year Ended December 31,
(In millions)	2016	2015	2014
Gross realized gains	$1,062	$1,371	$1,897
Gross realized losses	(91)	(33)	(185)
Net realized gains (losses)	$971	$1,338	$1,712

Maturities of Available-For-Sale Securities

The table below presents the remaining contractual maturities of available-for-sale securities by security type.

	As of December 31, 2016
					After One Year Through Five Years		After Five Years Through Ten Years
	Total Amortized Cost	Total Fair Value	One Year or Less						After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(Dollars in millions)
Available-for-sale securities:
Freddie Mac	$43,671	$43,652	$—	$—	$68	$67	$3,079	$3,069	$40,524	$40,516
Other agency	4,127	4,221	1	1	5	7	76	85	4,045	4,128
Non-agency RMBS	10,606	11,797	—	—	7	7	23	29	10,576	11,761
Non-agency CMBS	6,288	6,422	98	98	—	—	—	—	6,190	6,324
Obligations of states and political subdivisions	657	665	6	6	13	13	63	65	575	581
Total available-for-sale securities	$65,349	$66,757	$105	$105	$93	$94	$3,241	$3,248	$61,910	$63,310

Weighted Average Yield(1)	2.70%		5.61%		2.67%		1.80%		2.71%

(1)
The weighted average yield is calculated based on a yield for each individual lot held at December 31, 2016 excluding any fully taxable-equivalent adjustments related to tax exempt sources of interest income. The numerator for the individual lot yield consists of the sum of: (a) the year-end interest rate multiplied by the year-end UPB; and (b) the annualized amortization income or expense calculated for December 2016 (excluding the accretion of non-credit-related other-than-temporary impairments and any adjustments recorded for changes in the effective rate). The denominator for the individual lot yield consists of the year-end amortized cost of the lot excluding effects of other-than-temporary impairments on the UPB of impaired lots.

NON-CASH INVESTING AND FINANCING ACTIVITIES

From time to time, we contribute PCs and Giant PCs held in our mortgage-related investments portfolio to non-consolidated REMIC trusts in exchange for beneficial interests in those same REMIC trusts. We account for this type of transaction as the acquisition of investment securities and the issuance of debt securities of consolidated trusts. During the years ended December 31, 2015 and 2014, we received investment securities as consideration for the issuance of debt securities of consolidated trusts of $0.3 billion and $1.8 billion, respectively, as a result of these transactions. We did not have such activity during the year ended December 31, 2016.
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

Freddie Mac 2016 Form 10-K	264

Financial Statements	Notes to the Consolidated Financial Statements | Note 5

trust, we account for our interest in the Giant PC as an extinguishment of the outstanding debt securities of the underlying PC trusts. As a result, we account for this type of transaction as the transfer of investment securities in exchange for the extinguishment of debt securities of consolidated trusts. During the year ended December 31, 2015, we extinguished debt securities of consolidated trusts as consideration for the transfer of investment securities of $0.5 billion as a result of these transactions. We did not have such activity during the years ended December 31, 2016 and 2014.
Furthermore, during the fourth quarter of 2016, we purchased $4.5 billion of non-mortgage-related securities that were traded, but not settled. We settled our purchase obligation during the first quarter of 2017.

Freddie Mac 2016 Form 10-K	265

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

NOTE 6: DEBT SECURITIES AND SUBORDINATED BORROWINGS
On January 1, 2016, we adopted the accounting guidance that requires debt issuance costs related to a recognized debt liability to be presented in the consolidated balance sheets as a direct deduction (or basis adjustment) from the debt liability rather than as a separate asset. Previously reported amounts have been revised to conform to the current presentation.
The table below summarizes the interest expense per our consolidated statements of comprehensive income and the balances of total debt, net per our consolidated balance sheets.

			Interest Expense for the
	Balance, Net		Year Ended December 31,
(In millions)	2016	2015	2016	2015	2014
Debt securities of consolidated trusts held by third parties	$1,648,683	$1,556,121	$44,599	$45,536	$48,003
Other debt:
Short-term debt	71,451	113,569	350	173	145
Long-term debt	281,870	300,579	5,646	6,207	6,768
Total other debt	353,321	414,148	5,996	6,380	6,913
Total debt, net	$2,002,004	$1,970,269	$50,595	$51,916	$54,916
Debt securities that we issue are classified as either debt securities of consolidated trusts held by third parties or other debt. We issue other debt to fund our operations.
With the exception of certain debt for which we elected the fair value option, our debt is reported at amortized cost. Deferred items, including premiums, discounts, issuance costs, and hedging-related basis adjustments, are reported as a component of total debt, net. These items are amortized and reported through interest expense using the effective interest method over the contractual life of the related indebtedness. Amortization of premiums, discounts, and issuance costs begins at the time of debt issuance. Amortization of hedging-related basis adjustments begins upon the discontinuation of the related hedge relationship.
We elected the fair value option on debt that contains embedded derivatives, including certain STACR debt notes. Changes in the fair value of these debt obligations are recorded in other income, with any upfront costs and fees incurred or received in exchange for the issuance of the debt being recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities. For additional information on our election of the fair value option, see Note 13.
When we repurchase or call outstanding debt securities, we recognize the difference between the amount paid to redeem the debt security and the carrying value in earnings as a component of gains (losses) on extinguishment of debt. Contemporaneous transfers of cash between us and a creditor in connection with the issuance of a new debt security and satisfaction of an existing debt security are accounted for as either an extinguishment or a modification of an existing debt security. If the debt securities have substantially different terms, the transaction is accounted for as an extinguishment of the existing debt security. The issuance of a new debt security is recorded at fair value, fees paid to the creditor are

Freddie Mac 2016 Form 10-K	266

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

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
Our debt cap under the Purchase Agreement was $479.0 billion in 2016 and declined to $407.2 billion on January 1, 2017. As of December 31, 2016, our aggregate indebtedness for purposes of the debt cap was $356.7 billion. Our aggregate indebtedness is calculated as the par value of other short- and long-term debt.
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

Freddie Mac 2016 Form 10-K	267

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.

	December 31, 2016				December 31, 2015
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)
Single-family:
30-year or more, fixed-rate(2)	2017 - 2055	$1,193,329	$1,229,849	3.71%	2016 - 2053	$1,090,584	$1,123,290	3.88%
20-year fixed-rate	2017 - 2037	74,033	76,331	3.49%	2016 - 2036	73,018	75,221	3.61%
15-year fixed-rate	2017 - 2032	267,739	273,978	2.90%	2016 - 2031	270,036	276,531	3.01%
Adjustable-rate	2017 - 2047	52,991	54,205	2.69%	2016 - 2047	62,496	63,899	2.61%
Interest-only	2026 - 2041	10,007	10,057	3.47%	2026 - 2041	14,252	14,317	3.16%
FHA/VA	2017 - 2046	1,015	1,038	4.92%	2016 - 2044	986	1,005	5.37%
Total single-family		1,599,114	1,645,458			1,511,372	1,554,263
Multifamily(2)	2019 - 2033	3,048	3,225	4.63%	2017 - 2028	1,717	1,858	4.90%
Total debt securities of consolidated trusts held by third parties		$1,602,162	$1,648,683			$1,513,089	$1,556,121

(1)	The effective rate for debt securities of consolidated trusts held by third parties was 2.63% and 3.06% as of December 31, 2016 and 2015, respectively.

(2)	Carrying amount includes securities recorded at fair value.
OTHER SHORT-TERM DEBT

As indicated in the table below, a majority of other short-term debt consisted of discount notes and Reference Bills® securities, paying only principal at maturity. Discount notes, Reference Bills® securities, and medium-term notes are unsecured general corporate obligations. Securities sold under agreements to repurchase are effectively collateralized borrowings where we sell securities with an agreement to repurchase such securities at a future date. Certain medium-term notes that have original maturities of one year or less are classified as other short-term debt for purposes of this presentation.
The table below summarizes the balances and effective interest rates for other short-term debt.

	December 31, 2016			December 31, 2015
(Dollars in millions)	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Other short-term debt:
Discount notes and Reference Bills®	$61,042	$60,976	0.47%	$104,088	$104,024	0.28%
Medium-term notes	7,435	7,435	0.41%	9,545	9,545	0.20%
Securities sold under agreements to repurchase	3,040	3,040	0.42%	—	—	—
Total other short-term debt	$71,517	$71,451	0.47%	$113,633	$113,569	0.28%

Freddie Mac 2016 Form 10-K	268

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

OTHER LONG-TERM DEBT

The table below summarizes our other long-term debt.

	December 31, 2016				December 31, 2015
(Dollars in millions)	Contractual Maturity	Par Value	Carrying Amount	Weighted Average Effective Rate	Par Value	Carrying Amount	Weighted Average Effective Rate
Other long-term debt:
Other senior debt:
Fixed-rate:
Medium-term notes — callable	2017 - 2037	$76,412	$76,383	1.24%	$90,744	$90,690	1.47%
Medium-term notes — non-callable	2017 - 2028	13,742	13,987	1.08%	16,033	16,348	0.92%
Reference Notes securities — non-callable	2017 - 2032	118,702	118,727	2.17%	137,201	137,215	2.60%
Variable-rate:
Medium-term notes — callable	2017 - 2031	21,008	20,972	1.94%	15,931	15,904	2.11%
Medium-term notes — non-callable	2017 - 2026	33,077	33,076	0.48%	23,697	23,694	0.21%
STACR	2023 - 2029	14,507	14,745	4.34%	11,551	11,503	3.60%
Zero-coupon:
Medium-term notes — callable	2037	1,000	296	6.17%	1,000	279	6.17%
Medium-term notes — non-callable	2017 - 2039	5,792	2,925	5.01%	7,343	4,288	3.57%
Other	2031 - 2055	533	376	7.72%	335	198	5.93%
Hedging-related basis adjustments		N/A	15		N/A	17
Total other senior debt		284,773	281,502		303,835	300,136
Other subordinated debt:
Fixed-rate	2018	121	120	7.84%	221	219	6.61%
Zero-coupon	2019	332	248	10.51%	332	224	10.51%
Total other subordinated debt		453	368		553	443
Total other long-term debt		$285,226	$281,870	1.81%	$304,388	$300,579	2.02%
A portion of our other long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.
The table below summarizes the contractual maturities of other long-term debt securities at December 31, 2016.

(In millions)	Par Value
Annual Maturities
Other long-term debt:
2017	$92,831
2018	71,392
2019	46,436
2020	13,274
2021	20,372
Thereafter	40,921
Debt securities of consolidated trusts held by third parties(1)	1,602,162
Total	1,887,388
Net discounts, premiums, debt issuance costs, hedge-related and other basis adjustments(2)	43,165
Total debt securities of consolidated trusts held by third parties and other long-term debt	$1,930,553

(1)	Contractual maturities of debt securities of consolidated trusts held by third parties are not presented because they are prepayable at any time without penalty.

(2)	Other basis adjustments primarily represent changes in fair value attributable to instrument-specific credit risk.

Freddie Mac 2016 Form 10-K	269

Financial Statements	Notes to the Consolidated Financial Statements | Note 6

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

Freddie Mac 2016 Form 10-K	270

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

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
We evaluate whether financial instruments that we purchase or issue contain embedded derivatives. We generally elect to measure newly acquired or issued financial instruments that contain embedded derivatives at fair value, with changes in fair value recorded in earnings.
At December 31, 2016 and 2015, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately. Amounts reclassified from AOCI linked to interest payments on other debt are recorded in other debt interest expense and amounts not linked to interest payments on other debt are recorded in expense related to derivatives. In the years ended December 31, 2016 and 2015, we reclassified from AOCI into earnings, losses of $192 million and $230 million, respectively, related to closed cash flow hedges. See Note 9 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
In addition, in the first quarter of 2017, we began using hedge accounting for certain single-family mortgage loans.
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
We classify derivatives into three categories:

Freddie Mac 2016 Form 10-K	271

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

•	Exchange-traded derivatives;

•	Cleared derivatives; and

•	OTC derivatives.
Exchange-traded derivatives include standardized interest-rate futures contracts and options on futures contracts. Cleared derivatives include interest-rate swaps that the U.S. Commodity Futures Trading Commission has determined are subject to the central clearing requirement of the Dodd-Frank Act. OTC derivatives refer to those derivatives that are neither exchange-traded derivatives nor cleared derivatives.
TYPES OF DERIVATIVES

We principally use the following types of derivatives:

•	LIBOR-based interest-rate swaps;

•	LIBOR- and Treasury-based options (including swaptions); and

•	LIBOR- and Treasury-based exchange-traded futures.
We also purchase swaptions on credit indices in order to obtain protection against adverse movements in multifamily spreads which may affect the profitability of our K Certificate or SB Certificate transactions.
In addition to swaps, futures, and purchased options, our derivative positions include written options and swaptions, commitments, and credit derivatives.
Written Options and Swaptions

Written call and put swaptions are sold to counterparties allowing them the option to enter into receive-fixed and pay-fixed interest rate swaps, respectively. Written call and put options on mortgage-related securities give the counterparty the right to execute a contract under specified terms, which generally occurs when we are in a liability position. We may, from time to time, write other derivative contracts such as interest-rate futures.
Commitments

We routinely enter into commitments that include commitments to:

•	Purchase and sell investments in securities;

•	Purchase and sell loans; and

•	Purchase and extinguish or issue debt securities of our consolidated trusts.
Most of these commitments are considered derivatives and therefore are subject to the accounting guidance for derivatives and hedging.
Credit Derivatives

We have purchased loans containing debt cancellation contracts, which provide for mortgage debt or payment cancellation for borrowers who experience unanticipated losses of income dependent on a covered event. The rights and obligations under these agreements have been assigned to the servicers. However, in the event the servicer does not perform as required by contract, we would be obligated under our guarantee to make the required contractual payments.

Freddie Mac 2016 Form 10-K	272

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

DERIVATIVE ASSETS AND LIABILITIES AT FAIR VALUE

The table below presents the notional value and fair value of derivatives reported on our consolidated balance sheets.

	December 31, 2016			December 31, 2015
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Total derivative portfolio
Interest-rate swaps:
Receive-fixed	$313,106	$4,337	($2,703)	$209,988	$4,591	($486)
Pay-fixed	271,477	2,586	(9,684)	218,599	319	(11,736)
Basis (floating to floating)	1,450	1	—	1,125	1	—
Total interest-rate swaps	586,033	6,924	(12,387)	429,712	4,911	(12,222)
Option-based:
Call swaptions
Purchased	60,730	2,817	—	57,925	3,450	—
Written	1,350	—	(78)	4,375	—	(100)
Put swaptions
Purchased(1)	48,080	1,442	—	24,050	580	—
Written	3,200	—	(28)	11,025	—	(28)
Other option-based derivatives(2)	11,032	795	—	12,088	791	—
Total option-based	124,392	5,054	(106)	109,463	4,821	(128)
Futures	138,294	—	—	56,332	—	—
Commitments	45,353	289	(151)	29,114	34	(28)
Credit derivatives	2,951	1	(27)	3,899	25	(10)
Other	2,879	—	(21)	3,033	—	(23)
Total derivatives not designated as hedging instruments	899,902	12,268	(12,692)	631,553	9,791	(12,411)
Derivative interest receivable (payable)		1,442	(1,770)		814	(1,393)
Netting adjustments(3)		(12,963)	13,667		(10,210)	12,550
Total derivative portfolio, net	$899,902	$747	($795)	$631,553	$395	($1,254)

(1)	Includes multifamily swaptions on credit indices with a notional or contractual amount of $10.9 billion and a fair value of $5 million at December 31, 2016.

(2)	Primarily consists of purchased interest-rate caps and floors and options on Treasury futures.

(3)	Represents counterparty netting and cash collateral netting.
See Note 8 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac 2016 Form 10-K	273

Financial Statements	Notes to the Consolidated Financial Statements | Note 7

GAINS AND LOSSES ON DERIVATIVES

The table below presents the gains and losses on derivatives, including the accrual of periodic cash settlements, reported in our consolidated statements of comprehensive income as derivative gains (losses).

	Year Ended December 31,
(In millions)	2016	2015	2014
Interest-rate swaps:
Receive-fixed	($3,539)	$35	$4,073
Pay-fixed	3,717	(811)	(11,366)
Basis (floating to floating)	—	(2)	(1)
Total interest-rate swaps	178	(778)	(7,294)
Option based:
Call swaptions
Purchased	234	371	2,355
Written	(45)	(9)	(168)
Put swaptions
Purchased	210	(249)	(1,006)
Written	35	77	8
Other option-based derivatives(1)	(13)	68	248
Total option-based	421	258	1,437
Other:
Futures	334	(5)	(54)
Commitments	631	63	239
Credit derivatives	(75)	(37)	8
Other	(3)	1	(2)
Total other	887	22	191
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	2,316	2,568	3,033
Pay-fixed interest-rate swaps	(4,077)	(4,768)	(5,660)
Other	1	2	2
Total accrual of periodic cash settlements	(1,760)	(2,198)	(2,625)
Total	($274)	($2,696)	($8,291)

(1)	Primarily consists of purchased interest-rate caps and floors and options on Treasury futures.

Freddie Mac 2016 Form 10-K	274

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

NOTE 8: COLLATERALIZED AGREEMENTS AND OFFSETTING ARRANGEMENTS
DERIVATIVE PORTFOLIO

Derivative Counterparties

Our use of cleared derivatives, exchange-traded derivatives, and OTC derivatives exposes us to counterparty credit risk. We are required to post margin in connection with our derivatives transactions. This requirement exposes us to counterparty credit risk in the event that our counterparties fail to meet their obligations. However, the use of cleared and exchange-traded derivatives decreases our credit risk exposure to individual counterparties because a central counterparty is substituted for individual counterparties. OTC derivatives, however, expose us to the credit risk of individual counterparties because transactions are executed and settled between us and each counterparty, exposing us to potential losses if a counterparty fails to meet its obligations.
Our use of interest-rate swaps and option-based derivatives is subject to internal credit and legal reviews. On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties, clearinghouses, and clearing members to confirm that they continue to meet our internal risk management standards.
Over the Counter Derivatives

We use master netting and collateral agreements to reduce our credit risk exposure to our OTC derivative counterparties for interest-rate swap and option-based derivatives. Master netting agreements provide for the netting of amounts receivable and payable from an individual counterparty, as well as posting of collateral in the form of cash, Treasury securities or agency mortgage-related or debt securities, or a combination of both when the counterparty's net obligation to us is above an agreed upon threshold. Conversely, we are also required to post collateral to our counterparties when our obligation to them is above a specified threshold. Although it is our practice not to repledge assets held as collateral, these agreements may allow us or our counterparties to repledge all or a portion of the collateral.
We have master netting agreements in place with all of our OTC derivative counterparties. On a daily basis, the market value of each counterparty’s derivatives outstanding is calculated to determine the amount of our net credit exposure, which is equal to the market value of derivatives in a net gain position by counterparty after giving consideration to collateral posted. As a result, our use of master netting and collateral agreements reduces our exposure to our counterparties in the event of default.
In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or to sell the collateral and transfer the proceeds to us.
In the event that all of our counterparties for OTC interest-rate swaps and option-based derivatives were to have defaulted simultaneously on December 31, 2016, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $51 million. A significant majority of our net uncollateralized exposure to OTC derivative counterparties is concentrated among four counterparties, all of which were investment grade as of

Freddie Mac 2016 Form 10-K	275

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

December 31, 2016. We regularly review the market value of securities pledged as collateral and derivative counterparty collateral posting thresholds, where applicable, in an effort to manage our exposure to losses.
The amount of collateral we pledge to counterparties related to our derivative instruments is determined after giving consideration to our credit rating. The aggregate fair value of our OTC derivative instruments containing credit-risk related contingent features, netted by counterparty, that were in a liability position on December 31, 2016 was $0.9 billion for which we posted cash and non-cash collateral of $0.8 billion in the normal course of business. A reduction in our credit ratings may trigger additional collateral requirements related to our OTC derivative instruments. If a reduction in our credit ratings had triggered additional collateral requirements related to our OTC derivative instruments on December 31, 2016, we would have been required to post an additional $188 million of collateral to our counterparties. Regulations that take effect March 1, 2017 will require posting of variation margin without the application of any thresholds for OTC derivative transactions executed after that date. As a result, our and the counterparties’ credit ratings will no longer be used in determining the amount of collateral to be posted in connection with these transactions.
Cleared and Exchange-Traded Derivatives

The majority of our interest-rate swaps are subject to the central clearing requirement. Changes in the value of open exchange-traded contracts and cleared derivatives are settled or collateralized daily via payments made through the clearinghouse. We net our exposure to cleared derivatives by clearinghouse and clearing member. Exchange-traded derivatives are settled on a daily basis through the payment of variation margin. A reduction in our credit ratings could cause the clearinghouses or clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.
During 2016, the Chicago Mercantile Exchange made certain amendments to its rule books, which resulted in the legal characterization of variation margin payments for cleared swaps being altered to constitute a settlement rather than a posting of margin collateral. These rule amendments, which are effective January 2017, will require that cleared trades be settled on a daily basis through the payment of variation margin. While we do not expect the Chicago Mercantile Exchange’s rule amendments to materially affect our 2017 financial statements and accompanying notes, such amendments will result in certain presentation and disclosure changes, including the reclassification of the portion of the variation margin held as Restricted Cash and Cash Equivalents to Cash and Cash Equivalents in our consolidated balance sheets. As of December 31, 2016, we held approximately $62 million and posted approximately $1.2 billion of variation margin related to trades cleared through the Chicago Mercantile Exchange.
While other clearinghouses have made or plan to make similar amendments to their rule books, the amendments that have been implemented to date have not resulted in a change in the legal characterization of variation margin payments for Freddie Mac.
Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total exposure on our forward purchase and sale commitments was $289 million and $34 million at December 31, 2016 and 2015, respectively.

Freddie Mac 2016 Form 10-K	276

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

Many of our transactions involving forward purchase and sale commitments of mortgage-related securities utilize the Mortgage Backed Securities Division of the Fixed Income Clearing Corporation (“MBSD/FICC”) as a clearinghouse. As a clearing member of the clearinghouse, we post margin to the MBSD/FICC and are exposed to the counterparty credit risk of the organization (including its clearing members). In the event a clearing member fails and causes losses to the MBSD/FICC clearing system, we could be subject to the loss of any or the entire margin that we have posted to the MBSD/FICC. Moreover, our exposure could exceed that amount, as members are generally required to cover losses caused by defaulting members on a pro rata basis. It is difficult to estimate our maximum exposure under these transactions, as this would require an assessment of transactions that we and other members of the MBSD/FICC may execute in the future.
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

As an investor, we enter into arrangements to purchase securities under agreements to subsequently resell the identical or substantially the same securities to our counterparty. Our counterparties to these transactions are required to pledge the purchased securities as collateral for their obligation to repurchase those securities at a later date. While such transactions involve the legal transfer of securities, they are accounted for as secured financings because the transferor does not relinquish effective control over the securities transferred. Although it is our practice not to repledge assets held as collateral, these agreements may allow us to repledge all or a portion of the collateral.
We consider the types of securities being pledged to us as collateral when determining how much we lend in transactions involving securities purchased under agreements to resell. Additionally, we regularly review the market values of these securities compared to amounts loaned in an effort to manage our exposure to losses.
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are effectively collateralized borrowings where we sell securities with an agreement to repurchase such securities at a future date. We are required to pledge the sold securities to the counterparties to these transactions as collateral for our obligation to repurchase these securities at a later date. Similar to the securities purchased under agreements to resell transactions, these transactions involve the legal transfer of securities. However, they are accounted for as secured financings because they require the identical or substantially the same securities to be subsequently repurchased. These agreements may allow our counterparties to repledge all or a portion of the collateral.

Freddie Mac 2016 Form 10-K	277

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

When we receive cash collateral, we recognize the amount received along with a corresponding obligation to return the collateral. When we post cash collateral, we derecognize the amount posted along with a corresponding asset for our right to receive the return of the collateral. We generally do not recognize or derecognize collateral received or pledged in the form of securities as the transferor in such arrangements does not relinquish effective control over the securities transferred. See Note 7 for additional information on our consolidated balance sheets presentation of collateral related to derivatives transactions. At December 31, 2016 and 2015, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
The table below displays offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase. Securities sold under agreements to repurchase are included in debt, net on our consolidated balance sheets.

Freddie Mac 2016 Form 10-K	278

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

	December 31, 2016
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$8,531	($6,367)	($1,760)	$404	($353)	$51
Cleared and exchange-traded derivatives	4,889	(4,674)	(162)	53	—	53
Other	290	—	—	290	—	290
Total derivatives	13,710	(11,041)	(1,922)	747	(353)	394
Securities purchased under agreements to resell(3)	51,548	—	—	51,548	(51,548)	—
Total	$65,258	($11,041)	($1,922)	$52,295	($51,901)	$394
Liabilities:
Derivatives:
OTC interest-rate swaps and option-based derivatives	($7,298)	$6,367	$469	($462)	$274	($188)
Cleared and exchange-traded derivatives	(6,965)	4,705	2,126	(134)	—	(134)
Other	(199)	—	—	(199)	—	(199)
Total derivatives	(14,462)	11,072	2,595	(795)	274	(521)
Securities sold under agreements to repurchase	(3,040)	—	—	(3,040)	3,040	—
Total	($17,502)	$11,072	$2,595	($3,835)	$3,314	($521)

	December 31, 2015
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC interest-rate swaps and option-based derivatives	$8,763	($6,924)	($1,509)	$330	($269)	$61
Cleared and exchange-traded derivatives	1,783	(1,776)	(1)	6	—	6
Other	59	—	—	59	—	59
Total derivatives	10,605	(8,700)	(1,510)	395	(269)	126
Securities purchased under agreements to resell(3)	63,644	—	—	63,644	(63,644)	—
Total	$74,249	($8,700)	($1,510)	$64,039	($63,913)	$126
Liabilities:
Derivatives:
OTC interest-rate swaps and option-based derivatives	($8,886)	$6,925	$876	($1,085)	$948	($137)
Cleared and exchange-traded derivatives	(4,857)	1,776	2,973	(108)	—	(108)
Other	(61)	—	—	(61)	—	(61)
Total	($13,804)	$8,701	$3,849	($1,254)	$948	($306)

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

Freddie Mac 2016 Form 10-K	279

Financial Statements	Notes to the Consolidated Financial Statements | Note 8

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $3.4 billion and $2.8 billion as of December 31, 2016 and 2015, respectively.

(3)
At December 31, 2016 and 2015, we had $4.0 billion and $0.7 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge.

COLLATERAL

Collateral Pledged to Freddie Mac

We have cash pledged to us as collateral related to OTC derivative transactions. The table below shows the line item presentation of the collateral recognized on our consolidated balance sheets. A portion of the cash collateral recognized has been re-invested by us in securities purchased under agreements to resell and non-mortgage-related securities.

(In millions)	December 31, 2016	December 31, 2015
Restricted cash and cash equivalents	$399	$175
Securities purchased under agreements to resell	426	905
Investments in securities - Trading securities	1,000	447
Total(1)	$1,825	$1,527

(1)	Includes cash collateral held in excess of exposure.
Collateral Pledged by Freddie Mac

The table below summarizes the fair value of the securities pledged as collateral by us for derivatives and collateralized borrowing transactions where the secured party may repledge.

	December 31, 2016
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other collateralized borrowing	Total
Debt securities of consolidated trusts held by third parties(1)	$686	$—	$—	$686
Available-for-sale securities	—	—	260	260
Trading securities	3,014	3,070	—	6,084
Total securities pledged that may be repledged by the secured party	$3,700	$3,070	$260	$7,030

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

The table below summarizes the underlying collateral pledged and the remaining contractual maturity of our gross obligations under securities sold under agreements to repurchase.

	December 31, 2016
(In millions)	Overnight and continuous	30 days or less	After 30 days through 90 days	Greater than 90 days	Total
U.S. Treasury securities	$—	$2,072	$998	$—	$3,070

Freddie Mac 2016 Form 10-K	280

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

NOTE 9: STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.

	Year Ended December 31, 2016
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$1,740	($621)	$34	$1,153
Other comprehensive income before reclassifications(1)	(318)	—	(10)	(328)
Amounts reclassified from accumulated other comprehensive income	(507)	141	(3)	(369)
Changes in AOCI by component	(825)	141	(13)	(697)
Ending balance	$915	($480)	$21	$456

	Year Ended December 31, 2015
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$2,546	($803)	($13)	$1,730
Other comprehensive income before reclassifications(1)	(123)	—	48	(75)
Amounts reclassified from accumulated other comprehensive income	(683)	182	(1)	(502)
Changes in AOCI by component	(806)	182	47	(577)
Ending balance	$1,740	($621)	$34	$1,153

	Year Ended December 31, 2014
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$962	($1,000)	$32	($6)
Other comprehensive income before reclassifications(1)	2,087	—	(43)	2,044
Amounts reclassified from accumulated other comprehensive income	(503)	197	(2)	(308)
Changes in AOCI by component	1,584	197	(45)	1,736
Ending balance	$2,546	($803)	($13)	$1,730

(1)	For the years ended December 31, 2016, 2015, and 2014, net of tax expense of ($0.2) billion, $0.1 billion, and $1.1 billion, respectively, for AOCI related to available-for-sale securities.

Freddie Mac 2016 Form 10-K	281

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our consolidated statements of comprehensive income.

Details about Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Comprehensive Income
(In millions)	2016	2015	2014
AOCI related to available-for-sale securities
	$971	$1,343	$1,712	Other gains (losses) on investment securities recognized in earnings
	(191)	(292)	(938)	Net impairment of available-for-sale securities recognized in earnings
	780	1,051	774	Total before tax
	(273)	(368)	(271)	Income tax (expense) or benefit
	507	683	503	Net of tax
AOCI related to cash flow hedge relationships
	(1)	(2)	(2)	Interest expense
	(191)	(228)	(301)	Expense related to derivatives
	(192)	(230)	(303)	Total before tax
	51	48	106	Income tax (expense) or benefit
	(141)	(182)	(197)	Net of tax
AOCI related to defined benefit plans
	4	1	4	Salaries and employee benefits
	(1)	—	(2)	Income tax (expense) or benefit
	3	1	2	Net of tax
Total reclassifications in the period	$369	$502	$308	Net of tax

Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.5 billion and $0.6 billion at December 31, 2016 and 2015, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $124 million, net of taxes, of the $0.5 billion of cash flow hedge losses in AOCI at December 31, 2016 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 17 years.

Freddie Mac 2016 Form 10-K	282

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

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
Treasury, as the holder of the senior preferred stock, is entitled to receive quarterly cash dividends, when, as and if declared by our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator, acting as successor to the rights, titles, powers and privileges of the Board. The dividend is presented in the period in which it is determinable for the senior preferred stock, as a reduction to net income (loss) available to common stockholders and net income (loss) per common share. The dividend is declared and paid in the following period and recorded as a reduction to equity in the period declared. Total dividends paid in cash during 2016, 2015, and 2014 at the direction of the Conservator were $5.0 billion, $5.5 billion, and $19.6 billion, respectively. See Note 2 for a discussion of our net worth sweep dividend.
The senior preferred stock is senior to our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. The senior preferred stock provides that we may not, at any time, declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any common stock or other securities ranking junior to the senior preferred stock unless:

•	Full cumulative dividends on the outstanding senior preferred stock (including any unpaid dividends added to the liquidation preference) have been declared and paid in cash; and

•	All amounts required to be paid with the net proceeds of any issuance of capital stock for cash (as described below) have been paid in cash.
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

Freddie Mac 2016 Form 10-K	283

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

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
The table below provides a summary of our senior preferred stock outstanding at December 31, 2016.

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

No cash was received from Treasury under the Purchase Agreement in 2016, because we had positive net worth at December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016 and, consequently, FHFA did not request a draw on our behalf. At December 31, 2016, our assets exceeded our liabilities under GAAP; therefore no draw is being requested from Treasury under the Purchase Agreement. Our quarterly senior preferred stock dividend is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds the applicable Capital Reserve Amount, which was established at $3 billion for 2013 and declines to zero in 2018. Based on our Net Worth Amount at December 31, 2016 and the Capital Reserve Amount of $0.6 billion in 2017, our dividend obligation to Treasury in March 2017 will be $4.5 billion. See Note 2 for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion as of both December 31, 2016 and 2015. See Note 15 for additional information.
COMMON STOCK WARRANT

Pursuant to the Purchase Agreement described in Note 2, on September 7, 2008, we issued a warrant to purchase common stock to Treasury, in partial consideration of Treasury’s commitment to provide funds to us.

Freddie Mac 2016 Form 10-K	284

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

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
We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock in our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the shares associated with the warrant are included in the computation of basic and diluted earnings (loss) per share. The weighted average shares of common stock outstanding for the years ended December 31, 2016, 2015, and 2014 included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.
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

Freddie Mac 2016 Form 10-K	285

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

The table below provides a summary of our preferred stock outstanding at their redemption values at December 31, 2016.

(In millions, except redemption price per share)	Issue Date	Shares Authorized	Shares Outstanding	Total Par Value	Redemption Price per Share	Total Outstanding Balance	Redeemable On or After	OTCQB Symbol
Preferred stock:
1996 Variable-rate(1)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FMCCI
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(2)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FMCKK
1998 Variable-rate(3)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FMCCG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FMCCH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(2)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(2)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FMCCK
1999 Variable-rate(4)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FMCCL
2001 Variable-rate(5)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FMCCM
2001 Variable-rate(6)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FMCCN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FMCCO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FMCCP
2001 Variable-rate(7)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FMCCJ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FMCKP
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(2)
2006 Variable-rate(8)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FMCCS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FMCCT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FMCKO
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FMCKM
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FMCKN
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FMCKL
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FMCKI
2007 Fixed-to-floating rate(9)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FMCKJ
Total, preferred stock		464.17	464.17	$464.17		$14,109

(1)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 9.00%.

(2)	Issued through private placement.

(3)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 7.50%.

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

Freddie Mac 2016 Form 10-K	286

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

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
We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2016 and 2015, except for issuances of treasury stock as reported on our consolidated statements of equity relating to stock-based compensation granted prior to conservatorship. Common stock delivered under these stock-based compensation plans consists of treasury stock or shares acquired in market transactions on behalf of the participants. During 2016, the deferral period lapsed on 1,240 RSUs. At December 31, 2016, 9,510 RSUs remained outstanding. There are no remaining restrictions on outstanding RSUs. In addition, there were 41,160 shares of restricted stock outstanding at both December 31, 2016 and 2015. No stock options were exercised and 46,416 stock options were forfeited or expired during 2016. At December 31, 2016, no stock options were outstanding.
EARNINGS PER SHARE

Under our prior stock-based compensation plans we issued participating securities related to options and RSUs with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. These participating securities consist of:

•	Vested options to purchase common stock; and

•	Vested RSUs that earn dividend equivalents at the same rate when and as declared on common stock.
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
Diluted earnings per common share is computed as net income attributable to common stockholders divided by the weighted average common shares outstanding during the period adjusted for the dilutive effect of common equivalent shares outstanding. For periods with net income attributable to common stockholders, the calculation includes the effect of the following common stock equivalent shares outstanding:

•	Weighted average shares related to stock options if the average market price during the period

Freddie Mac 2016 Form 10-K	287

Financial Statements	Notes to the Consolidated Financial Statements | Note 9

exceeds the exercise price; and

•	The weighted-average of RSUs.
During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect.
For purposes of the earnings-per-share calculation, antidilutive potential common shares excluded from the computation of dilutive potential common shares were 22,684, 146,474, and 494,227 at December 31, 2016, 2015, and 2014, respectively.
DIVIDENDS DECLARED

No common dividends were declared in 2016. During the three months ended March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016, we paid dividends of $1.7 billion, $0 billion, $0.9 billion, and $2.3 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 2016.
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

Freddie Mac 2016 Form 10-K	288

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

NOTE 10: INCOME TAXES
INCOME TAX (EXPENSE) BENEFIT

The total income tax (expense) benefit includes:

•	Deferred tax (expense) benefit, which represents the net change in the deferred tax asset or liability balance during the year and any change in the valuation allowance, if any; and

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
The table below presents the components of our federal income tax expense for 2016, 2015, and 2014. We are exempt from state and local income taxes.

	Year Ended December 31,
(In millions)	2016	2015	2014
Current income tax expense	($1,037)	($1,243)	($1,028)
Deferred income tax expense	(2,787)	(1,655)	(2,284)
Total income tax expense	($3,824)	($2,898)	($3,312)
The increase in income tax expense from 2015 to 2016 is primarily due to an increase in pre-tax income. The decrease in income tax expense from 2014 to 2015 is primarily due to a decrease in pre-tax income.
The table below presents reconciliation between our federal statutory income tax rate and our effective tax rate for 2016, 2015 and 2014.

	Year Ended December 31,
	2016		2015		2014
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory corporate tax rate	($4,074)	35.0%	($3,246)	35.0%	($3,851)	35.0%
Tax-exempt interest	36	(0.3)	52	(0.6)	73	(0.7)
Tax credits	243	(2.1)	346	(3.7)	438	(4.0)
Other	(29)	0.3	(50)	0.5	28	(0.2)
Effective tax rate	($3,824)	32.9%	($2,898)	31.2%	($3,312)	30.1%

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

Freddie Mac 2016 Form 10-K	289

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

The table below presents the balance of significant deferred tax assets and liabilities at December 31, 2016 and 2015.

(In millions)	2016	2015
Deferred tax assets:
Deferred fees	$6,662	$7,008
Basis differences related to derivative instruments	4,006	5,912
Credit related items and allowance for loan losses	1,045	170
Basis differences related to assets held for investment	2,310	3,303
LIHTC partnerships and AMT credit carryforward	2,156	2,764
Basis differences related to debt	48	—
Other items, net	83	81
Total deferred tax assets	16,310	19,238
Deferred tax liabilities:
Unrealized gains related to available-for-sale securities	(492)	(937)
Basis differences related to debt	—	(96)
Total deferred tax liabilities	(492)	(1,033)
Deferred tax assets, net	$15,818	$18,205
As of December 31, 2016, we had a LIHTC partnership carryforward of $1.7 billion that will expire over multiple years beginning in 2032. Our AMT credit carryforward of $433 million will not expire.
Valuation Allowance

A valuation allowance is recorded to reduce the net deferred tax asset when it is more likely than not that all or part of our tax benefits will not be realized. On a quarterly basis, we determine whether a valuation allowance is necessary. In doing so, we consider all evidence available, both positive and negative, in determining whether, based on the weight of the evidence, it is more likely than not that the net deferred tax asset will be realized.
We are not permitted to consider in our analysis the impacts proposed legislation may have on our business because the timing and certainty of those actions are unknown and beyond our control.
At December 31, 2016, we determined that the positive evidence, particularly the evidence that was objectively verifiable, outweighed the negative evidence.
The positive evidence included the following:

•	Our three-year cumulative income position and taxable income for the past four years;

•	Our current loss carryback capacity and the length of the carryforward period available to utilize our tax credit carryforward under current tax law;

•	Our access to capital under the agreements associated with conservatorship; and

•	Our expected 2016 taxable income and forecasts of future book income.
Accordingly, we concluded that it is more likely than not that our net deferred tax asset will be realized and that a valuation allowance against our net deferred tax asset was not necessary at December 31, 2016.

Freddie Mac 2016 Form 10-K	290

Financial Statements	Notes to the Consolidated Financial Statements | Note 10

UNRECOGNIZED TAX BENEFITS AND IRS EXAMINATIONS

We recognize a tax position taken or expected to be taken (and any associated interest and penalties) if it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of December 31, 2016.
We have accrued gross interest receivable of $32 million and $65 million as of December 31, 2016 and 2015, respectively, related to payments on account with the IRS.

Freddie Mac 2016 Form 10-K	291

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

NOTE 11: SEGMENT REPORTING
We have three reportable segments, which are based on the type of business activities each performs - Single-family Guarantee, Multifamily, and Investments. The chart below provides a summary of our three reportable segments and the All Other category.

Segment	Description	Activities/Items	Financial Performance Measurement Basis
Single-family Guarantee
The Single-family Guarantee segment reflects results from our purchase, securitization, and guarantee of single-family loans and the management of single-family credit risk. In most instances, we securitize the loan and guarantee the payment of principal and interest on the mortgage-related securities in exchange for guarantee fees.
Segment Earnings for this segment consist primarily of guarantee fee income, less credit-related expenses, credit risk transfer expenses, administrative expenses, allocated funding costs, and amounts related to net float income or expenses.

Guarantee fees on PCs, including those retained by us, and certain single-family loans in the mortgage-related investments portfolio, inclusive of upfront credit delivery and buy-down fees
Adjustments to guarantee fees for the price performance of our PCs relative to comparable Fannie Mae securities
Costs and recoveries of credit risk transfer transactions
Credit losses on all single-family assets
Net float income or expense on the single-family credit guarantee portfolio
Settlements, including legal settlements related to representation and warranty claims
Gains (losses) on sale of non-performing loans
Tax expense/benefit and changes in the deferred tax asset valuation allowance (if any)
Allocated debt costs and administrative expenses
Contribution to GAAP net income (loss)
Multifamily
The Multifamily segment reflects results from our purchase, securitization, and guarantee of multifamily loans and securities, our investments in those loans and securities, and the management of multifamily mortgage credit risk and mortgage market spread risk. Our primary business model is to purchase multifamily loans for aggregation and then securitization through issuance of multifamily K Certificates and SB Certificates. We also issue and guarantee other securitization products, issue other credit risk transfer products, and provide other mortgage-related guarantees.

Segment Earnings for this segment consist primarily of returns on assets related to multifamily investment activities and guarantee fee income, less credit-related expenses, administrative expenses, and allocated funding costs.

Multifamily loans held-for-sale and associated securitization activities (i.e., K Certificates and SB Certificates)
Investments in CMBS and multifamily loans held-for-investment
Other mortgage-related guarantees
Other securitization products
Other credit risk transfer products
Tax expense/benefit and changes in the deferred tax asset valuation allowance (if any)
Allocated debt costs and administrative expenses
Contribution to GAAP comprehensive income (loss)

Freddie Mac 2016 Form 10-K	292

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

Investments
The Investments segment reflects results from managing the company’s mortgage-related investments portfolio (excluding Multifamily segment investments, single-family seriously delinquent loans, and the credit risk of single-family performing loans), treasury function, and interest-rate risk.

Segment Earnings for this segment consist primarily of the returns on these investments, less the related funding, hedging, and administrative expenses.

Investments in single-family mortgage-related securities and single-family performing loans
All other traded non-mortgage related instruments and securities
Debt issuances
Interest rate risk management
Guarantee buy-ups, net of execution gains / losses
Cash and liquidity management
Settlements, including legal settlements, relating to non-agency mortgage-related securities
Tax expense/benefit and changes in the deferred tax asset valuation allowance (if any)
Allocated administrative expenses

Contribution to GAAP comprehensive income (loss)
All Other	The All Other category consists of material corporate-level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments.	Tax settlements, as applicable Legal settlements, as applicable Tax expense/benefit and changes in the deferred tax asset valuation allowance (if any) FHFA-mandated termination of our pension plan	N/A
Segment Earnings

We present Segment Earnings by reclassifying certain credit-related activities, investment-related activities, and mortgage-loan reclassification activities between various line items on our GAAP consolidated statements of comprehensive income and allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments.
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
During the first quarter of 2016, we changed how we calculate certain components of our Segment Earnings for our Single-family Guarantee and Investments segments. The purpose of these changes is to simplify Segment Earnings results relative to GAAP results. Prior period results have been revised to conform to the current period presentation. Changes include:

•
The discontinuation of adjustments to net interest income and guarantee fee income which reflected the amortization of cash premiums and discounts on the consolidated Freddie Mac mortgage-related securities we purchased as investments, as well as the amortization of certain guarantee buy-up and buy-down fees and credit delivery fees on mortgage loans we purchased. The discontinuation of the adjustments resulted in an increase to net interest income for the Investments segment of $781 million and $635 million and a decrease to guarantee fee income for the Single-family Guarantee

Freddie Mac 2016 Form 10-K	293

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

segment of $254 million and $303 million for the years ended December 31, 2015 and 2014, respectively, to align with the current presentation.

•
Adjustments to record amortization of premiums and discounts on loans that were securitized in other non-interest income. Previously when we securitized loans into PCs, the premiums and discounts on the loans were amortized in net interest income. We reclassified $1.4 billion and $780 million of expense from net interest income into other non-interest income (loss) for the Investments segment for the years ended December 31, 2015 and 2014, respectively, to align with the current presentation.

•
Adjustments to reflect the impacts from the reclassification of mortgage loans from held-for-investment to held-for-sale as other non-interest income. We reclassified $2.3 billion and $147 million of benefit from (provision) benefit for credit losses and $1.1 billion and $62 million of expense from other non-interest expense into other non-interest income (loss) for the Single-family Guarantee segment for the years ended December 31, 2015 and 2014, respectively, to align with the current presentation.

In addition, during the third quarter of 2016, we changed how we calculate certain components of our Segment Earnings for our Single-family Guarantee and Multifamily segments. The purpose of these changes is to better reflect how management evaluates the Single-family Guarantee and Multifamily segments. Prior period results have been revised to conform to the current period presentation. Changes include:

•
Adjustments to record amortization of non-cash premiums and discounts on single-family loans in trusts and on the associated consolidated PCs and amortization of discounts on loans purchased with deteriorated credit quality that are on accrual status into other non-interest income (loss). Previously this activity was included in net interest income. We reclassified $338 million and $156 million of income from net interest income into other non-interest income (loss) for the Single-family Guarantee segment for the years ended December 31, 2015 and 2014, respectively, to align with the current presentation.

•
Adjustments to record STACR debt note expense and net float income or expense into other non-interest expense. Previously this activity was included in net interest income. We reclassified $443 million and $258 million of expense from net interest income into other non-interest expense for the Single-family Guarantee segment for the years ended December 31, 2015 and 2014, respectively, to align with the current presentation.

•
Multifamily segment net interest income previously reflected the internally allocated costs associated with the refinancing of debt related to held-for-investment loans which we securitized. These costs are now reflected in other non-interest income (loss). We reclassified $122 million and $0 million of expense from net interest income into other non-interest income (loss) for the Multifamily segment for the years ended December 31, 2015 and 2014, respectively, to align with the current presentation.

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

Freddie Mac 2016 Form 10-K	294

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

significant reclassifications are discussed below. Many of the reclassifications and allocations described below relate to the amendments to the accounting guidance for transfers of financial assets and consolidation of VIEs, which we adopted effective January 1, 2010. These amendments require us to consolidate our single-family PC trusts and certain other VIEs. Due to the adoption of this guidance, the results of our operating segments from a GAAP perspective do not reflect how the Segments are managed.
Credit Activity-Related Reclassifications

Certain credit activity-related income and costs are included in Segment Earnings guarantee fee income or provision for credit losses.

•	Net guarantee fees are reclassified in Segment Earnings from net interest income to guarantee fee income.

•	Implied guarantee fee income related to unsecuritized loans held in the mortgage investments portfolio is reclassified in Segment Earnings from net interest income to guarantee fee income.

•
A portion of the amount reversed for accrued but uncollected interest upon placing loans on a non-accrual status is reclassified in Segment Earnings from net interest income to provision for credit losses.

•	The revenue and expense related to the 10 basis point increase which was legislated in the Temporary Payroll Tax Cut Continuation Act of 2011 are netted within guarantee fee income.
Investment Activity-Related Reclassifications

We move certain items into or out of net interest income so that, on a Segment Earnings basis, net interest income reflects how we measure the effective yield earned on securities held in our mortgage investments portfolio and our other investments and cash portfolio.
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

Amortization related to certain items is not relevant to how we measure the effective yield earned on the securities held in our investments portfolios. Therefore, as described below, we reclassify the following items in Segment Earnings from net interest income to non-interest income:

•	Amortization related to derivative commitment basis adjustments associated with mortgage-related and non-mortgage-related securities.

•	Amortization related to accretion of other-than-temporary impairments on available-for-sale securities.

•	Amortization related to premiums and discounts, including non-cash premiums and discounts, on single-family loans in trusts and on the associated consolidated PCs.

Freddie Mac 2016 Form 10-K	295

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

•	Amortization of discounts on loans purchased with deteriorated credit quality that are on accrual status.

•
Amortization related to premiums and discounts associated with PCs issued by our consolidated trusts that we previously held and subsequently transferred to third parties. The amortization is related to deferred gains (losses) on transfers of these securities.

Certain debt-related costs are not relevant to how we measure the effective yield earned on the securities held in our investments portfolio. Therefore, as described below, we reclassify the following items in Segment Earnings from net interest income to non-interest income:

•	Costs associated with STACR debt note expense.

•	Internally allocated costs associated with the refinancing of debt related to Multifamily segment held-for-investment loans which we securitized.
Mortgage Loan Classification-Related Reclassifications

The GAAP impacts of our reclassification of mortgage loans from held-for-investment to held-for-sale affect various financial statement line items. In order to better reflect how we manage our Single-family Guarantee segment, we reclassify the impacts of these mortgage loan reclassifications from benefit (provision) for credit losses and other non-interest expense into other non-interest income (loss).
Segment Allocations

The results of each reportable segment include directly attributable revenues and expenses. Administrative expenses that are not directly attributable to a segment are allocated to our segments using various methodologies, depending on the nature of the expense. Net interest income for each segment includes allocated debt funding and hedging costs related to certain assets of each segment. Funding and interest rate risk is consolidated and primarily managed by the Investments segment for all other business segments. In connection with this activity, the Investments segment transfers a cost to the other segments. The actual costs may vary relative to these intra-company transfers. In addition, the financial statement volatility associated with the use of derivatives to hedge certain assets outside the Investments segment is not fully allocated to other segments. These allocations do not include the effects of dividends paid on our senior preferred stock.

Freddie Mac 2016 Form 10-K	296

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

The table below presents Segment Earnings by segment.

	Year Ended December 31,
(In millions)	2016	2015	2014
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$2,170	$1,778	$1,547
Multifamily	1,818	827	1,636
Investments	3,827	3,771	4,520
All Other	—	—	(13)
Total Segment Earnings, net of taxes	7,815	6,376	7,690
Net income	$7,815	$6,376	$7,690
Comprehensive income (loss) of segments:
Single-family Guarantee	$2,161	$1,790	$1,537
Multifamily	1,582	566	1,459
Investments	3,375	3,415	6,471
All Other	—	28	(41)
Comprehensive income of segments	7,118	5,799	9,426
Comprehensive income	$7,118	$5,799	$9,426

The table below presents detailed reconciliations between our GAAP financial statements and Segment Earnings for our reportable segments and All Other.

	Year Ended December 31, 2016
					Total Segment Earnings (Loss)		Total per Consolidated Statements of Comprehensive Income
(In millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
Net interest income	$—	$1,022	$2,464	$—	$3,486	$10,893	$14,379
Guarantee fee income(1)	6,091	511	—	—	6,602	(6,089)	513
Benefit (Provision) for credit losses	(517)	22	—	—	(495)	1,298	803
Net impairment of available-for-sale securities recognized in earnings	—	—	269	—	269	(460)	(191)
Derivative gains (losses)	(69)	407	2,499	—	2,837	(3,111)	(274)
Gains (losses) on trading securities	—	28	(1,077)	—	(1,049)	—	(1,049)
Gains (losses) on loans	—	309	—	—	309	(772)	(463)
Other non-interest income	516	829	1,846	—	3,191	(1,227)	1,964
Administrative expense	(1,323)	(362)	(320)	—	(2,005)	—	(2,005)
REO operations (expense) income	(298)	—	—	—	(298)	11	(287)
Other non-interest (expense) income	(1,169)	(58)	19	—	(1,208)	(543)	(1,751)
Income tax expense	(1,061)	(890)	(1,873)	—	(3,824)	—	(3,824)
Net income (loss)	2,170	1,818	3,827	—	7,815	—	7,815
Changes in unrealized gains (losses) related to available-for-sale securities	—	(234)	(591)	—	(825)	—	(825)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	141	—	141	—	141
Changes in defined benefit plans	(9)	(2)	(2)	—	(13)	—	(13)
Total other comprehensive income (loss), net of taxes	(9)	(236)	(452)	—	(697)	—	(697)
Comprehensive income (loss)	$2,161	$1,582	$3,375	$—	$7,118	$—	$7,118

Freddie Mac 2016 Form 10-K	297

Financial Statements	Notes to the Consolidated Financial Statements | Note 11

	Year Ended December 31, 2015
					Total Segment Earnings (Loss)		Total per Consolidated Statements of Comprehensive Income
(In millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
Net interest income	$—	$1,049	$3,902	$—	$4,951	$9,995	$14,946
Guarantee fee income(1)	5,152	339	—	—	5,491	(5,122)	369
Benefit (Provision) for credit losses	(283)	26	—	—	(257)	2,922	2,665
Net impairment of available-for-sale securities recognized in earnings	—	(22)	420	—	398	(690)	(292)
Derivative gains (losses)	(37)	372	(70)	—	265	(2,961)	(2,696)
Gains (losses) on trading securities	—	(98)	(737)	—	(835)	—	(835)
Gains (losses) on loans	—	(93)	—	—	(93)	(2,001)	(2,094)
Other non-interest income	173	15	2,292	—	2,480	(531)	1,949
Administrative expense	(1,285)	(325)	(317)	—	(1,927)	—	(1,927)
REO operations (expense) income	(341)	(4)	—	—	(345)	7	(338)
Other non-interest (expense) income	(794)	(56)	(4)	—	(854)	(1,619)	(2,473)
Income tax expense	(807)	(376)	(1,715)	—	(2,898)	—	(2,898)
Net income (loss)	1,778	827	3,771	—	6,376	—	6,376
Changes in unrealized gains (losses) related to available-for-sale securities	—	(264)	(542)	—	(806)	—	(806)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	182	—	182	—	182
Changes in defined benefit plans	12	3	4	28	47	—	47
Total other comprehensive income (loss), net of taxes	12	(261)	(356)	28	(577)	—	(577)
Comprehensive income (loss)	$1,790	$566	$3,415	$28	$5,799	$—	$5,799

	Year Ended December 31, 2014
					Total Segment Earnings (Loss)		Total per Consolidated Statements of Comprehensive Income
(In millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
Net interest income	$—	$948	$4,381	$—	$5,329	$8,934	$14,263
Guarantee fee income(1)	4,094	254	—	—	4,348	(4,019)	329
Benefit (Provision) for credit losses	(1,129)	55	—	—	(1,074)	1,016	(58)
Net impairment of available-for-sale securities recognized in earnings	—	—	(140)	—	(140)	(798)	(938)
Derivative gains (losses)	7	335	(5,158)	—	(4,816)	(3,475)	(8,291)
Gains (losses) on trading securities	—	58	(276)	—	(218)	—	(218)
Gains (losses) on loans	—	870	—	—	870	(139)	731
Other non-interest income	945	176	8,101	—	9,222	(948)	8,274
Administrative expense	(1,170)	(274)	(437)	—	(1,881)	—	(1,881)
REO operations (expense) income	(213)	9	—	—	(204)	8	(196)
Other non-interest (expense) income	(387)	(23)	(6)	(18)	(434)	(579)	(1,013)
Income tax (expense) benefit	(600)	(772)	(1,945)	5	(3,312)	—	(3,312)
Net income (loss)	1,547	1,636	4,520	(13)	7,690	—	7,690
Changes in unrealized gains (losses) related to available-for-sale securities	—	(175)	1,759	—	1,584	—	1,584
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	197	—	197	—	197
Changes in defined benefit plans	(10)	(2)	(5)	(28)	(45)	—	(45)
Total other comprehensive income (loss), net of taxes	(10)	(177)	1,951	(28)	1,736	—	1,736
Comprehensive income (loss)	$1,537	$1,459	$6,471	($41)	$9,426	$—	$9,426

(1)	Guarantee fee income is included in other income (loss) on our GAAP consolidated statements of comprehensive income.

Freddie Mac 2016 Form 10-K	298

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

NOTE 12: CONCENTRATION OF CREDIT AND OTHER RISKS
Concentrations of credit risk may arise when we do business with a number of customers or counterparties that engage in similar activities or have similar economic characteristics that make them vulnerable in similar ways to changes in industry conditions, which could affect their ability to meet their contractual obligations. Concentrations of credit risk may also arise when there are a limited number of counterparties in a certain industry. Based on our assessment of business conditions that could affect our financial results, we have determined that concentrations of credit risk exist among certain borrowers (including geographic concentrations and loans with certain higher risk characteristics), loan sellers and servicers, mortgage insurers, bond insurers, cash, derivative and other investment counterparties, and non-agency mortgage-related security issuers. In the sections below, we discuss our concentration of credit risk for each of the groups to which we are exposed. For a discussion of our derivative counterparties as well as related master netting and collateral agreements, see Note 8.
SINGLE-FAMILY CREDIT GUARANTEE PORTFOLIO

Regional economic conditions may affect a borrower’s ability to repay his or her loan and the property value underlying the loan. Geographic concentrations increase the exposure of our portfolio to changes in credit risk. Single-family borrowers are primarily affected by home prices, unemployment rates and interest rates.

Freddie Mac 2016 Form 10-K	299

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

The table below summarizes the concentration by book and geographic area of approximately $1.8 trillion and $1.7 trillion UPB of our single-family credit guarantee portfolio at December 31, 2016 and 2015, respectively. See Note 4 and Note 5 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.

	December 31, 2016		December 31, 2015		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	YTD 2016	YTD 2015
Core single-family book	73%	0.20%	66%	0.21%	6%	3%
HARP and other relief refinance book	15	0.69%	18	0.72%	16	8
Legacy single-family book	12	3.59%	16	4.12%	78	89
Total	100%	1.00%	100%	1.32%	100%	100%
Region(1)
West	30%	0.57%	29%	0.79%	11%	13%
Northeast	25	1.45%	26	2.04%	41	41
North Central	16	0.93%	17	1.13%	24	17
Southeast	16	1.19%	16	1.57%	19	25
Southwest	13	0.78%	12	0.88%	5	4
Total	100%	1.00%	100%	1.32%	100%	100%
State(2)
New Jersey	3%	2.26%	4%	3.90%	12%	15%
Illinois	5	1.34%	5	1.62%	10	8
New York	5	2.05%	5	2.94%	9	12
Florida	6	1.42%	5	2.16%	9	18
Maryland	3	1.29%	3	1.64%	6	4
All other	78	0.82%	78	1.03%	54	43
Total	100%	1.00%	100%	1.32%	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during the year ended December 31, 2016.
The REO balance, net at December 31, 2016 and 2015 associated with single-family properties was $1.2 billion and $1.7 billion, respectively, and the balance associated with multifamily properties was $0 million and $4 million, respectively. Our single-family REO inventory consisted of 11,418 properties and 17,004 properties at December 31, 2016 and 2015, respectively. In recent years, the foreclosure process has been slowed in many geographic areas, particularly in states that require a judicial foreclosure process, which extends the time it takes for loans to be foreclosed upon and the underlying property to transition to REO.

Freddie Mac 2016 Form 10-K	300

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

CREDIT PERFORMANCE OF CERTAIN HIGHER-RISK SINGLE-FAMILY LOAN CATEGORIES

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

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Interest-only	1%	1%	4.34%	6.02%
Alt-A	2%	2%	5.21%	6.32%
Original LTV ratio greater than 90%(2)	16%	16%	1.58%	2.01%
Lower credit scores at origination (less than 620)	2%	2%	5.73%	6.67%

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchase as part of our participation in the MHA Program.
We categorize our investments in non-agency mortgage-related securities as subprime, option ARM, or Alt-A if the securities were identified as such based on information provided to us when we entered into

Freddie Mac 2016 Form 10-K	301

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

these transactions. We have not identified option ARM, CMBS, obligations of states and political subdivisions, and manufactured housing securities as either subprime or Alt-A securities. See Note 5 for further information on these categories and other concentrations in our investments in securities.
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
The table below summarizes the concentration of multifamily loans in our multifamily mortgage portfolio classified by legal structure, based on UPB.

	December 31, 2016		December 31, 2015
(Dollars in billions)	UPB	Delinquency Rate(1)	UPB	Delinquency Rate(1)
Unsecuritized loans	$42.4	0.04%	$49.1	0.04%
K Certificates and SB Certificates	139.4	0.02%	103.1	0.02%
Other securitization products	8.2	0.03%	6.7	—%
Other mortgage-related guarantees	9.7	—%	9.5	—%
Total	$199.7	0.03%	$168.4	0.02%

(1)	Based on loans two monthly payments or more delinquent or in foreclosure.
In the multifamily mortgage portfolio, the primary concentration of credit risk is based on the legal structure of the investments we hold. Our exposure to credit risk in K Certificates and SB Certificates is minimal, as the expected credit risk is absorbed by the subordinate tranches, which are generally sold to private investors. As a result, our multifamily credit risk is primarily related to loans that have not been securitized.
SELLERS AND SERVICERS

We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The table below summarizes the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume.

Freddie Mac 2016 Form 10-K	302

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

	2016	2015
Single-family Sellers
Wells Fargo Bank, N.A.	15%	12%
Bank of America, N.A.	4	11
Other top 10 sellers	30	27
Top 10 single-family sellers	49%	50%
Multifamily Sellers
CBRE Capital Markets, Inc.	19%	15%
Berkadia Commercial Mortgage LLC	17	13
Walker & Dunlop, LLC	10	11
Holliday Fenoglio Fowler, L.P.	8	11
Other top 10 sellers	25	28
Top 10 multifamily sellers	79%	78%
In recent years, there has been a shift in our single-family purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown rapidly in recent years, and we purchase a significant share of our loans from them. Our top three non-depository sellers provided approximately 12% of our single-family purchase volume during 2016.
We are exposed to counterparty credit risk arising from the potential insolvency or non-performance by our sellers and servicers of their obligations to repurchase loans or (at our option) indemnify us in the event of breaches of the representations and warranties they made when they sold the loans to us or failure to comply with our servicing requirements. Our contracts require that a seller/servicer repurchase a loan after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide on the appeal. As of December 31, 2016 and 2015, the UPB of loans subject to our repurchase requests issued to our single-family sellers and servicers was approximately $0.3 billion and $0.4 billion, respectively (these figures include repurchase requests for which appeals were pending). During 2016 and 2015, we recovered amounts that covered losses with respect to $0.6 billion and $0.8 billion, respectively, in UPB of loans subject to our repurchase requests.
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
In May 2014, we announced changes to our representation and warranty framework for loans acquired on and after July 1, 2014. These changes relieve sellers of additional representations and warranties for these loans and provide relief for loans we have fully reviewed in our quality control process and determined to be acceptable. As of December 31, 2016, approximately 61% in UPB of loans in our single-

Freddie Mac 2016 Form 10-K	303

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

family credit guarantee portfolio were purchased since January 1, 2013 and are subject to our revised representation and warranty framework.
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
We are also exposed to the risk that servicers might fail to service loans in accordance with our contractual requirements, resulting in increased credit losses. For example, our servicers have an active role in our loss mitigation efforts and therefore we have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. Since we do not have our own servicing operation, if our servicers lack appropriate controls, experience a failure in their controls, or experience an operating disruption in their ability to service loans, our business and financial results could be adversely affected.
Significant portions of our single-family and multifamily loans are serviced by several large servicers. The table below summarizes the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family credit guarantee portfolio and our multifamily mortgage portfolio, excluding loans underlying multifamily securitizations where we are not in first loss position, primarily K Certificates and SB Certificates.

	December 31, 2016	December 31, 2015
Single-family Servicers
Wells Fargo Bank, N.A.	19%	20%
JPMorgan Chase Bank, N.A.	9	10
Other top 10 sellers	32	35
Top 10 single-family servicers	60%	65%
Multifamily Servicers
Wells Fargo Bank, N.A.	15%	16%
CBRE Capital Markets, Inc.	14	13
Berkadia Commercial Mortgage LLC	11	15
Other top 10 servicers	39	35
Top 10 multifamily servicers	79%	79%
In recent years, there has been a shift in our single-family servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our loans. As of both December 31, 2016 and 2015, approximately 10% of our single-family credit guarantee portfolio was serviced by our three largest non-depository servicers, on a combined basis. One of our non-depository servicers also services a large share of the loans underlying

Freddie Mac 2016 Form 10-K	304

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

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
MORTGAGE INSURERS

We have counterparty credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our loan loss reserves. See Note 4 for additional information. As of December 31, 2016, mortgage insurers provided coverage with maximum loss limits of $75.0 billion, for $292.9 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall mortgage insurance coverage. On January 3, 2017, Arch Capital Group Ltd. announced that it had completed its purchase of United Guaranty Corporation at the end of 2016. The table below reflects this transaction. On October 23, 2016, Genworth Financial, Inc. announced that it had entered into an agreement to be acquired by China Oceanwide Holdings Group Co., Ltd. Genworth Mortgage Insurance Corporation is a subsidiary of Genworth Financial, Inc.

		Mortgage Insurance Coverage
	Credit Rating(1)	December 31, 2016	December 31, 2015
Arch Mortgage Insurance Company	BBB+	25%	23%
Radian Guaranty Inc.	BBB-	21	22
Mortgage Guaranty Insurance Corporation	BBB-	20	21
Genworth Mortgage Insurance Corporation	BB+	15	14
Essent Guaranty, Inc.	BBB	10	9
Total		91%	89%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty. Latest rating available as of December 31, 2016. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

We received proceeds of $0.5 billion and $0.7 billion during 2016 and 2015, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.1 billion and $0.3 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of December 31, 2016 and 2015, respectively. The balance of these receivables, net of associated reserves, was approximately $0.1 billion and $0.2 billion at December 31, 2016 and 2015, respectively.

Freddie Mac 2016 Form 10-K	305

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. These insurers no longer issue new insurance but continue to pay a portion of their respective claims in cash. In 2014, PMI began paying valid claims 67% in cash and 33% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 55% in cash. In 2015, PMI began paying valid claims 70% in cash and 30% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 67% in cash. In 2013, Triad began paying valid claims 75% in cash and 25% in deferred payment obligations and made a one-time cash payment to us for claims that were previously settled for 60% in cash. If, as we currently expect, these insurers do not pay the full amount of their deferred payment obligations in cash, we would lose a portion of the coverage from these insurers. As of both December 31, 2016 and 2015, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.
RMIC is under regulatory supervision and is no longer issuing new insurance. In 2014, RMIC resumed paying valid claims at 100% of the claim amount. Previously, RMIC had been paying all valid claims 60% in cash and 40% in deferred payment obligations.
BOND INSURERS

Bond insurance is a credit enhancement covering certain of the non-agency mortgage-related securities we hold. Some policies were acquired by the securitization trust that issued the securities we purchased, while others were acquired by us. At December 31, 2016, the maximum principal exposure to credit losses related to such policies was $5.2 billion. At December 31, 2016, our top four bond insurers, Ambac Assurance Corporation (Ambac), National Public Finance Guarantee Corp., Financial Guaranty Insurance Company (FGIC), and MBIA Insurance Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 94% of our coverage.
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

Freddie Mac 2016 Form 10-K	306

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

We expect to receive substantially less than full payment of our claims from Ambac and FGIC as these companies are either insolvent or in rehabilitation. We believe that we will also likely receive substantially less than full payment of our claims from some of our other bond insurers, because we believe they also lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. We evaluate the expected recovery from bond insurance policies as part of our impairment analysis for our investments in securities. Bond insurance is included as a feature at issuance of some of our non-agency mortgage-backed securities. The expected benefits from bond insurers, or the inability of bond insurers to perform on their obligations, is captured in the fair value of these securities. See Note 5 for further information on our investments in securities covered by bond insurance.
CASH AND OTHER INVESTMENT COUNTERPARTIES

We are exposed to counterparty credit risk relating to the potential insolvency of, or the non-performance by, counterparties relating to cash and other investments (including non-mortgage-related securities and cash equivalents) transactions, including those entered into on behalf of our securitization trusts. Our policies require that the issuer be rated as investment grade at the time the financial instrument is purchased. We base the permitted term and dollar limits for each of these transactions on the counterparty's financial strength in order to further mitigate our risk.
Our cash and other investments (including non-mortgage-related securities and cash equivalents) counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, highly-rated supranational institutions, and government money market funds. As of December 31, 2016 and 2015, including amounts related to our consolidated VIEs, there were $73.8 billion and $83.8 billion, respectively, of cash and securities purchased under agreements to resell invested with counterparties, U.S.Treasury securities classified as cash equivalents, or cash deposited with the Federal Reserve Bank of New York. As of December 31, 2016, all of our securities purchased under agreements to resell were fully collateralized.
NON-AGENCY MORTGAGE-RELATED SECURITY ISSUERS

We are engaged in various loss mitigation efforts concerning certain investments in non-agency mortgage-related securities, including the matters described below.
In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against a number of corporate families of financial institutions and related defendants alleging securities laws violations and, in some cases, fraud. The lawsuits against Nomura Holding America, Inc. (or Nomura) and The Royal Bank of Scotland Group PLC remain outstanding. In March 2015, FHFA’s case against Nomura went to trial in the U.S. District Court for the Southern District of New York. In May 2015, the judge ruled against the defendants and ordered them to pay an aggregate of $806 million, of which $779 million will be paid to Freddie Mac. The order also provides for Freddie Mac to transfer the mortgage-related securities at issue in this trial to the defendants. The defendants have agreed to pay for certain costs, legal fees and expenses if FHFA prevails in the litigation. This expense reimbursement payment is subject to various conditions, and is capped at $33 million (half of any such payment would be made to Freddie Mac). The defendants have filed a notice of appeal and the Court has stayed enforcement of the judgment during the pendency of the appeal.

Freddie Mac 2016 Form 10-K	307

Financial Statements	Notes to the Consolidated Financial Statements | Note 12

We worked with three investor consortia to enforce certain claims with Countrywide, Citigroup and J.P. Morgan Chase & Co., respectively, relating to a number of non-agency mortgage-related securities. Settlement agreements were entered into with respect to these claims. Our benefit from the related settlements, which totaled approximately $418 million, will be recognized in earnings over the expected remaining life of the securities, unless the securities are sold, at which time the benefit would be considered in the sales price of the securities.
The majority of the single-family loans underlying our investments in non-agency mortgage-related securities is serviced by non-depository servicers. As of December 31, 2016 and 2015, approximately $8.4 billion and $13.0 billion, respectively, in UPB of loans underlying our investments in single-family non-agency mortgage-related securities were serviced by subsidiaries and/or affiliates of Ocwen Financial Corp.

Freddie Mac 2016 Form 10-K	308

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

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
VALUATION RISK AND CONTROLS OVER FAIR VALUE MEASUREMENTS

Valuation risk is the risk that fair values used for financial disclosures, risk metrics and performance measures do not reasonably reflect market conditions and prices.
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

Freddie Mac 2016 Form 10-K	309

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

estimating the fair values of our assets and our own credit risk in estimating the fair values of our liabilities. The fair values determined by our Finance Division are further verified by an independent group within our ERM Division.
The independent validation procedures performed by ERM Division are intended to ensure that the prices we receive from third parties are consistent with our observations of market activity, and that fair value measurements developed using internal data reflect the assumptions that a market participant would use in pricing our assets and liabilities. These validation procedures include performing a daily price review and a monthly independent verification of fair value measurements through independent modeling, analytics, and comparisons to other market source data, if available. Where applicable, prices are back-tested by comparing actual transaction prices to our fair value measurements. Analytical procedures include automated checks consisting of prior-period variance analysis, comparisons of actual prices to internally calculated expected prices based on observable market changes, analysis of changes in pricing ranges, relative value comparisons, and comparisons using modeled yields. Thresholds are set for each product category by ERM Division to identify exceptions that require further analysis. If a price is outside of our established thresholds, we perform additional verification procedures, including supplemental analytics and/or follow up discussions with the third-party provider. If we are unable to validate the reasonableness of a given price, we ultimately do not use that price for fair value measurements in our consolidated financial statements. These procedures are risk-based and are executed before we finalize the prices used in preparing our fair value measurements for our financial statements.
In addition to performing the validation procedures noted above, ERM Division provides independent risk governance over all valuation processes by establishing and maintaining a corporate-wide valuation framework and control policy. ERM Division also independently reviews significant judgments, methodologies, and valuation techniques to ensure compliance with established policies.
Our Valuation & Finance Model Committee (“Valuation Committee”), which includes representation from our business areas, ERM Division, and Finance Division, provides senior management’s governance over valuation processes, methodologies, controls and fair value measurements. Identified exceptions are reviewed and resolved through the verification process and reviewed at the Valuation Committee.
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
Use of Third-Party Pricing Data in Fair Value Measurement

Many of our valuation techniques use, either directly or indirectly, data provided by third-party pricing services or dealers. The techniques used by these pricing services and dealers to develop the prices generally are either:

•	A comparison to transactions involving instruments with similar collateral and risk profiles, adjusted as necessary based on specific characteristics of the asset or liability being valued; or

•	Industry-standard modeling, such as a discounted cash flow model.

Freddie Mac 2016 Form 10-K	310

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

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
VALUATION TECHNIQUES

The following table contains a description of the valuation techniques we use for fair value measurement and disclosure; the significant inputs used in those techniques (if applicable); the classification within the fair value hierarchy; and, for those measurements that we report on our consolidated balance sheets and are classified as Level 3 of the hierarchy, a narrative description of the sensitivity of the fair value measurement to changes in significant unobservable inputs. Although the sensitivities of the unobservable inputs are discussed below in isolation, interrelationships exist among the inputs such that a change in one unobservable input can result in a change to one or more of the other inputs. For example, the most common interrelationship that affects the majority of our fair value measurements is between future interest rates, prepayment speeds, and probabilities of default. Generally, a change in the assumption used for future interest rates results in a directionally opposite change in the assumption used for prepayment speeds and a directionally similar change in the assumption used for probabilities of default.
Each technique discussed below may not be used in a given reporting period, depending on the composition of our assets and liabilities measured at fair value and relevant market activity during that period.

Instrument	Valuation Technique	Classification in the Fair Value Hierarchy
Securities
U.S. Treasury Securities	Valuations are based on quoted prices in active markets.	Level 1

Freddie Mac 2016 Form 10-K	311

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Agency mortgage-related securities	Valuations are based on:
	•	Fixed-rate single-class: Observable prices for similar TBA securities adjusted for specific collateral characteristics	Level 2
	•	Adjustable-rate single-class and majority of multi-class securities: Median of external sources	Predominantly Level 2
	•	Certain multi-class securities: Single external source	Levels 2 and 3
•
Certain multi-class securities with limited market activity: Discounted cash flows or risk metric pricing. Under risk metric pricing, securities are valued by starting with a prior period price and adjusting that price for market changes in certain key risk metrics such as key rate durations. Significant inputs used in the discounted cash flow technique include OAS. Significant inputs used in the risk metric pricing technique include key risk metrics, such as key rate durations. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value. Significant increases(decreases) in key rate durations in isolation would result in a significant increase (decrease) in the magnitude of change of fair value measurement in response to key rate movements
Level 3
Commercial mortgage-related securities	Valuations are based on the median of external sources or, in limited circumstances, a single external source.		Predominantly Level 2
Other non-agency mortgage-related securities	Valuations are based on the median of external sources.		Level 3
Mortgage Loans
Single-family loans	Valuations are based on:
•
GSE Securitization Market: Benchmark security pricing for actively traded mortgage-related securities with similar characteristics, adjusting for the value of our guarantee fee and our credit obligation related to performing our guarantee (see Guarantee Obligation). The credit obligation is based on: delivery and guarantee fees we charge under current market pricing for loans that qualify under our current underwriting standards (Level 2) and internal credit models for loans that do not qualify under our current underwriting standards (Level 3).
Level 2 or 3
	•	Whole Loan Market: Median of external sources, referencing market activity for deeply delinquent and modified loans, where available	Level 3
•
Impaired held-for-investment: Internal models that estimate the fair value of the underlying collateral for impaired loans. Significant inputs used by our internal models include REO disposition, short sale and third-party sale values, combined with mortgage loan level characteristics using the repeat housing sales index to estimate the current fair value of the mortgage loan. Significant increases (decreases) in the historical average sales proceeds per mortgage loan in isolation would result in significantly higher (lower) fair value measurements.
Level 3

Freddie Mac 2016 Form 10-K	312

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Multifamily loans	Valuations are based on:
	•	Held-for-sale: Market prices from a third-party pricing service, using discounted cash flows based on K Certificate and SB Certificates market spreads	Level 2
	•	Held-for-investment: Market prices from a third-party pricing service using discounted cash flows incorporating credit spreads for similar loans based on the loan's LTV and DSCR	Level 3
Derivative Assets, Net and Derivative Liabilities, Net
Derivatives	Valuations are based on:
	•	Exchange-traded futures: Quoted prices in active markets	Level 1
	•	Interest-rate swaps: Discounted cash flows. Significant inputs include market-based interest rates.	Level 2
	•	Option-based derivatives: Option-pricing models. Significant inputs include Interest-rate volatility matrices.	Level 2
	•	Purchase and Sale Commitments: see Agency Mortgage-Related Securities	Level 2
Other Assets and Other Liabilities
Guarantee asset	Valuations are based on:
	•	Single-family: Median of external sources with adjustments for specific loan characteristics	Level 3
•
Multifamily: Discounted cash flows. Significant inputs include current OAS-to-benchmark interest rates for new guarantees. Significant increases (decreases) in the OAS in isolation would result in a significantly lower (higher) fair value measurement.
Level 3
Mortgage servicing rights	Valuations are based on market prices from a third party using discounted cash flows. Significant inputs include:		Level 3
	•	Estimated prepayment rates,
	•	Estimated costs to service both performing and non-accrual loans, and
	•	Estimated servicing income per loan (including ancillary income).

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
Level 3

Freddie Mac 2016 Form 10-K	313

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

Instrument		Valuation Technique	Classification in the Fair Value Hierarchy
Guarantee obligation	Valuations are based on:
	•	Single-family
		The delivery and guarantee fees that we charge under our current market pricing	Level 2
		Internal credit models. Significant inputs include loan characteristics, loan performance, and status information.	Level 3
	•	Multifamily: Discounted cash flows. Significant inputs are similar to those used in the valuation technique for the Multifamily Guarantee Asset.	Level 3
Debt
Debt securities of consolidated trusts held by third parties	Valuations are based on the valuation techniques we use to value our investments in agency securities.		Level 2 or 3
Other debt	Valuations are based on:		Predominantly Level 2
	•	Median of external sources
	•	Single external source
	•	Published yield matrices
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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends in September 2017, the beneficial pricing afforded to HARP loans may no longer be reflected in the pricing structure of our guarantee fees. If these benefits were not reflected in the pricing for these loans, the fair value of our loans would have decreased by $5.3 billion and $12.9 billion as of December 31, 2016 and 2015, respectively. The total fair value of the loans in our portfolio that reflect the pricing afforded to HARP loans as of December 31, 2016 and 2015 was $52.8 billion and $82.8 billion, respectively.
ASSETS AND LIABILITIES ON OUR CONSOLIDATED BALANCE SHEETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following tables present our assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.

Freddie Mac 2016 Form 10-K	314

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

	December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$33,805	$9,847	$—	$43,652
Other agency	—	4,155	66	—	4,221
Non-agency RMBS	—	—	11,797	—	11,797
Non-agency CMBS	—	3,056	3,366	—	6,422
Obligations of states and political subdivisions	—	—	665	—	665
Total available-for-sale securities, at fair value	—	41,016	25,741	—	66,757
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	14,248	1,095	—	15,343
Other agency	—	8,149	12	—	8,161
All other	—	36	113	—	149
Total mortgage-related securities	—	22,433	1,220	—	23,653
Non-mortgage-related securities	19,402	1,735	—	—	21,137
Total trading securities, at fair value	19,402	24,168	1,220	—	44,790
Total investments in securities	19,402	65,184	26,961	—	111,547
Mortgage loans:
Held-for-sale, at fair value	—	16,255	—	—	16,255
Derivative assets, net:
Interest-rate swaps	—	6,924	—	—	6,924
Option-based derivatives	—	5,054	—	—	5,054
Other	—	287	3	—	290
Subtotal, before netting adjustments	—	12,265	3	—	12,268
Netting adjustments(1)	—	—	—	(11,521)	(11,521)
Total derivative assets, net	—	12,265	3	(11,521)	747
Other assets:
Guarantee asset, at fair value	—	—	2,298	—	2,298
Non-derivative held-for-sale purchase commitments, at fair value	—	108	—	—	108
All other, at fair value	—	—	2	—	2
Total other assets	—	108	2,300	—	2,408
Total assets carried at fair value on a recurring basis	$19,402	$93,812	$29,264	($11,521)	$130,957
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$144	$—	$—	$144
Other debt, at fair value	—	5,771	95	—	5,866
Derivative liabilities, net:
Interest-rate swaps	—	12,387	—	—	12,387
Option-based derivatives	—	106	—	—	106
Other	—	147	52	—	199
Subtotal, before netting adjustments	—	12,640	52	—	12,692
Netting adjustments(1)	—	—	—	(11,897)	(11,897)
Total derivative liabilities, net	—	12,640	52	(11,897)	795
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	37	—	—	37
Total liabilities carried at fair value on a recurring basis	$—	$18,592	$147	($11,897)	$6,842

Freddie Mac 2016 Form 10-K	315

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

	December 31, 2015
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$30,919	$2,608	$—	$33,527
Other agency	—	7,333	91	—	7,424
Non-agency RMBS	—	—	20,333	—	20,333
Non-agency CMBS	—	8,918	3,530	—	12,448
Obligations of states and political subdivisions	—	—	1,205	—	1,205
Total available-for-sale securities, at fair value	—	47,170	27,767	—	74,937
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	15,182	331	—	15,513
Other agency	—	6,427	41	—	6,468
All other	—	144	2	—	146
Total mortgage-related securities	—	21,753	374	—	22,127
Non-mortgage-related securities	17,151	—	—	—	17,151
Total trading securities, at fair value	17,151	21,753	374	—	39,278
Total investments in securities	17,151	68,923	28,141	—	114,215
Mortgage loans:
Held-for-sale, at fair value	—	17,660	—	—	17,660
Derivative assets, net:
Interest-rate swaps	—	4,911	—	—	4,911
Option-based derivatives	—	4,821	—	—	4,821
Other	—	34	25	—	59
Subtotal, before netting adjustments	—	9,766	25	—	9,791
Netting adjustments(1)	—	—	—	(9,396)	(9,396)
Total derivative assets, net	—	9,766	25	(9,396)	395
Other assets:
Guarantee asset, at fair value	—	—	1,753	—	1,753
Total assets carried at fair value on a recurring basis	$17,151	$96,349	$29,919	($9,396)	$134,023
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$139	$—	$—	$139
Other debt, at fair value	—	7,045	—	—	7,045
Derivative liabilities, net:
Interest-rate swaps	—	12,222	—	—	12,222
Option-based derivatives	—	128	—	—	128
Other	—	28	33	—	61
Subtotal, before netting adjustments	—	12,378	33	—	12,411
Netting adjustments(1)	—	—	—	(11,157)	(11,157)
Total derivative liabilities, net	—	12,378	33	(11,157)	1,254
Other liabilities:
All other, at fair value	—	—	10	—	10
Total liabilities carried at fair value on a recurring basis	$—	$19,562	$43	($11,157)	$8,448

(1)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.

Freddie Mac 2016 Form 10-K	316

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

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
The table below presents assets measured on our consolidated balance sheets at fair value on a non-recurring basis.

	December 31,
	2016				2015
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$199	$2,483	$2,682	$—	$1,130	$5,851	$6,981

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

Freddie Mac 2016 Form 10-K	317

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

	Year Ended December 31, 2016
		Realized and unrealized gains (losses)
	Balance, January 1, 2016	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, December 31, 2016	Unrealized gains (losses) still held
	(In millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,608	$10	($71)	($61)	$8,894	$—	($605)	($703)	$29	($315)	$9,847	($9)
Other agency	91	—	(2)	(2)	—	—	—	(17)	—	(6)	66	—
Non-agency RMBS	20,333	877	55	932	—	—	(6,286)	(3,182)	—	—	11,797	236
Non-agency CMBS	3,530	2	(132)	(130)	—	—	—	(34)	—	—	3,366	2
Obligations of states and political subdivisions	1,205	1	(10)	(9)	—	—	—	(531)	—	—	665	—
Total available-for-sale mortgage-related securities	27,767	890	(160)	730	8,894	—	(6,891)	(4,467)	29	(321)	25,741	229
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	331	(21)	—	(21)	869	—	(142)	(3)	190	(129)	1,095	(20)
Other agency	41	—	—	—	—	—	(22)	(7)	—	—	12	(1)
All other	2	—	—	—	114	—	—	(3)	—	—	113	—
Total trading mortgage-related securities	374	(21)	—	(21)	983	—	(164)	(13)	190	(129)	1,220	(21)
Other assets:
Guarantee asset(3)	1,753	53	—	53	—	850	—	(358)	—	—	2,298	54
All other, at fair value	—	(2)	—	(2)	14	—	—	—	(10)	—	2	(2)
Total other assets	1,753	51	—	51	14	850	—	(358)	(10)	—	2,300	52

		Realized and unrealized (gains) losses
	Balance, January 1, 2016	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, December 31, 2016	Unrealized (gains) losses still held
	(In millions)
Liabilities
Other debt, at fair value	$—	$—	$—	$—	$—	$95	$—	$—	$—	$—	$95	$—
Net derivatives(4)	8	68	—	68	—	2	—	(26)	—	—	52	40
Other liabilities:
All other, at fair value	10	—	—	—	—	—	—	—	—	(10)	—	—

Freddie Mac 2016 Form 10-K	318

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

	Year Ended December 31, 2015
		Realized and unrealized gains (losses)
	Balance, January 1, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, December 31, 2015	Unrealized gains (losses) still held
	(In millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$4,231	$28	$3	$31	$671	$—	($665)	$93	$—	($1,753)	$2,608	($3)
Other agency	89	—	3	3	—	—	—	(29)	37	(9)	91	—
Non-agency RMBS	31,903	1,313	(54)	1,259	—	—	(8,840)	(4,003)	14	—	20,333	417
Non-agency CMBS	3,474	(20)	109	89	—	—	—	(33)	—	—	3,530	(20)
Obligations of states and political subdivisions	2,198	2	(15)	(13)	—	—	—	(981)	1	—	1,205	—
Total available-for-sale mortgage-related securities	41,895	1,323	46	1,369	671	—	(9,505)	(4,953)	52	(1,762)	27,767	394
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	927	(42)	—	(42)	36	—	(10)	(11)	91	(660)	331	(41)
Other agency	233	3	—	3	—	—	(95)	(2)	—	(98)	41	(12)
All other	4	3	—	3	—	—	(4)	(1)	—	—	2	—
Total trading mortgage-related securities	1,164	(36)	—	(36)	36	—	(109)	(14)	91	(758)	374	(53)
Other assets:
Guarantee asset(3)	1,626	(47)	—	(47)	—	688	—	(514)	—	—	1,753	(33)
All other, at fair value	5	(5)	—	(5)	—	—	—	—	—	—	—	—
Total other assets	1,631	(52)	—	(52)	—	688	—	(514)	—	—	1,753	(33)

		Realized and unrealized (gains) losses
	Balance, January 1, 2015	Included in earnings(1)	Included in other comprehensive income(1)	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(2)	Transfers out of Level 3(2)	Balance, December 31, 2015	Unrealized (gains) losses still held
	(In millions)
Liabilities
Net derivatives(4)	$10	($5)	$—	($5)	$—	$—	$—	$3	$—	$—	$8	$2
Other liabilities:
All other, at fair value	—	10	—	10	—	—	—	—	—	—	$10	15

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

(2)
Transfers out of Level 3 during the year ended December 31, 2016 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during the year ended December 31, 2016 consisted primarily of certain mortgage-related securities due to a lack of market activity and relevant price quotes from dealers and third-party pricing services.

(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of comprehensive income.

(4)	Amounts are prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Freddie Mac 2016 Form 10-K	319

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3).

	December 31, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$7,619	Discounted cash flows	OAS	(146) - 500 bps	91 bps
	129	Median of external sources	External pricing sources	$100.8 - $103.3	$101.8
	66	Single external source
	60	Risk Metrics
	1,973	Other
Total Freddie Mac	9,847
Other agency	32	Median of external sources
	23	Single external source
	11	Other
Total other agency	66
Non-agency RMBS	9,974	Median of external sources	External pricing sources	$74.0 - $78.8	$76.0
	1,823	Other
Total non-agency RMBS	11,797
Non-agency CMBS	3,365	Risk Metrics	Effective duration	2.15 - 10.02 years	8.57 years
	1	Other
Total non-agency CMBS	3,366
Obligations of states and political subdivisions	619	Median of external sources	External pricing sources	$100.9 - $101.5	$101.2
	46	Other
Total obligations of states and political subdivisions	665
Total available-for-sale mortgage-related securities	25,741
Trading, at fair value
Mortgage-related securities
Freddie Mac	452	Risk metrics	Effective duration	(5.07) - 46.37 years	6.94 years
	311	Discounted cash flows	OAS	(3,346) - 2,460 bps	(224) bps
	5	Single external source
	4	Median of external sources
	323	Other
Total Freddie Mac	1,095
Other agency	12	Discounted cash flows
All other	113	Risk metrics	Effective duration	0.14 - 4.08 years	2.52 years
Total trading mortgage-related securities	1,220
Total investments in securities	$26,961
Other assets:
Guarantee asset, at fair value	$2,091	Discounted cash flows	OAS	17 - 198 bps	50 bps
	207	Other
Total guarantee asset, at fair value	2,298
All other at fair value	2	Other
Total other assets	2,300
Liabilities
Other debt, at fair value	95	Other
Net derivatives	49	Other

Freddie Mac 2016 Form 10-K	320

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

	December 31, 2015
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$2,145	Discounted cash flows	OAS	(46) - 503 bps	86 bps
	463	Other
Total Freddie Mac	2,608
Other agency	37	Median of external sources
	36	Single external source
	18	Other
Total other agency	91
Non-agency RMBS	17,948	Median of external sources	External pricing sources	$74.1 - $78.3	$76.0
	2,385	Other
Total non-agency RMBS	20,333
Non-agency CMBS	3,530	Risk Metrics	Effective duration	3.15 - 11.02 years	9.57 years
Obligations of states and political subdivisions	1,099	Median of external sources	External pricing sources	$101.4 - $101.8	$101.6
	106	Other
Total obligations of states and political subdivisions	1,205
Total available-for-sale mortgage-related securities	27,767
Trading, at fair value
Mortgage-related securities
Freddie Mac	249	Discounted cash flows	OAS	(1,315) - 1,959 bps	129 bps
	19	Risk Metrics
	63	Other
Total Freddie Mac	331
Other agency	41	Discounted cash flows
All other	1	Discounted cash flows
	1	Median of external sources
Total all other	2
Total trading mortgage-related securities	374
Total investments in securities	$28,141
Other assets:
Guarantee asset, at fair value	$1,623	Discounted cash flows	OAS	17 - 198 bps	57 bps
	130	Other
Total guarantee asset, at fair value	1,753
Liabilities
Net derivatives	8	Other
Other liabilities:
All other, at fair value	10	Other

Freddie Mac 2016 Form 10-K	321

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a non-recurring basis using unobservable inputs (Level 3). Certain of the fair values in the table below were not obtained as of the period end, but were obtained during the period.

	December 31, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$2,483
		Internal model	Historical sales proceeds	$3,000 - $770,000	$167,137
		Internal model	Housing sales index	42 - 374 bps	96 bps
		Income capitalization(1)	Capitalization rates	7% - 10%	7%
		Median of external sources	External pricing sources	$37.0 - $94.3	$75.0

	December 31, 2015
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$5,851
		Internal model	Historical sales proceeds	$3,000 - $788,699	$191,957
		Internal model	Housing sales index	44 - 428 bps	90 bps
		Third-party appraisal	Property value	$1 million - $30 million	$28 million
		Income capitalization(1)	Capitalization rates	6% - 9%	7%
		Median of external sources	External pricing sources	$39.0 - $94.6	$70.0

(1)
The predominant valuation technique used for multifamily loans. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.

Freddie Mac 2016 Form 10-K	322

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below presents the carrying value and estimated fair value of our financial instruments. For certain types of financial instruments, such as cash and cash equivalents, restricted cash and cash equivalents, securities purchased under agreements to resell, advances to lenders and certain other debt, the carrying value on our GAAP balance sheets approximates fair value, as these assets are short-term in nature and have limited market value volatility.

	December 31, 2016
		Fair Value
(In millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Financial Assets
Cash and cash equivalents	$12,369	$12,369	$—	$—	$—	$12,369
Restricted cash and cash equivalents	9,851	9,851	—	—	—	9,851
Securities purchased under agreements to resell	51,548	—	51,548	—	—	51,548
Investments in securities:
Available-for-sale, at fair value	66,757	—	41,016	25,741	—	66,757
Trading, at fair value	44,790	19,402	24,168	1,220	—	44,790
Total investments in securities	111,547	19,402	65,184	26,961	—	111,547
Mortgage loans:
Loans held by consolidated trusts	1,690,218	—	1,554,143	142,121	—	1,696,264
Loans held by Freddie Mac	112,785	—	31,004	84,227	—	115,231
Total mortgage loans	1,803,003	—	1,585,147	226,348	—	1,811,495
Derivative assets, net	747	—	12,265	3	(11,521)	747
Guarantee asset	2,298	—	—	2,490	—	2,490
Non-derivative purchase commitments, at fair value	108	—	108	18	—	126
Advances to lenders	1,278	—	—	1,278	—	1,278
Total financial assets	$1,992,749	$41,622	$1,714,252	$257,098	($11,521)	$2,001,451
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,648,683	$—	$1,651,313	$605	$—	$1,651,918
Other debt	353,321	—	352,837	4,809	—	357,646
Total debt, net	2,002,004	—	2,004,150	5,414	—	2,009,564
Derivative liabilities, net	795	—	12,640	52	(11,897)	795
Guarantee obligation	2,208	—	—	3,399	—	3,399
Non-derivative purchase commitments, at fair value	37	—	37	45	—	82
Total financial liabilities	$2,005,044	$—	$2,016,827	$8,910	($11,897)	$2,013,840

Freddie Mac 2016 Form 10-K	323

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

	December 31, 2015
		Fair Value
(In millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Financial Assets
Cash and cash equivalents	$5,595	$5,595	$—	$—	$—	$5,595
Restricted cash and cash equivalents	14,533	14,533	—	—	—	14,533
Securities purchased under agreements to resell	63,644	—	63,644	—	—	63,644
Investments in securities:
Available-for-sale, at fair value	74,937	—	47,170	27,767	—	74,937
Trading, at fair value	39,278	17,151	21,753	374	—	39,278
Total investments in securities	114,215	17,151	68,923	28,141	—	114,215
Mortgage loans:
Loans held by consolidated trusts	1,625,184	—	1,477,251	162,947	—	1,640,198
Loans held by Freddie Mac	129,009	—	31,831	97,133	—	128,964
Total mortgage loans	1,754,193	—	1,509,082	260,080	—	1,769,162
Derivative assets, net	395	—	9,766	25	(9,396)	395
Guarantee asset	1,753	—	—	1,958	—	1,958
Advances to lenders	910	—	910	—	—	910
Total financial assets	$1,955,238	$37,279	$1,652,325	$290,204	($9,396)	$1,970,412
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,556,121	$—	$1,624,019	$805	$—	$1,624,824
Other debt	414,306	—	412,752	6,586	—	419,338
Total debt, net	1,970,427	—	2,036,771	7,391	—	2,044,162
Derivative liabilities, net	1,254	—	12,378	33	(11,157)	1,254
Guarantee obligation	1,729	—	—	3,129	—	3,129
Total financial liabilities	$1,973,410	$—	$2,049,149	$10,553	($11,157)	$2,048,545

(1)	Represents counterparty netting, cash collateral netting, and net derivative interest receivable or payable.
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

Freddie Mac 2016 Form 10-K	324

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

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
Interest income is recognized using the prospective effective interest method. We recognize as interest income (over the life of these securities) the excess of all estimated cash flows attributable to these interests over their book value using the effective interest method. We update our estimates of expected cash flows periodically and recognize changes in the calculated effective interest rate on a prospective basis. For information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option, see Gains (losses) on trading securities within the reconciliation of Segment Earnings to GAAP results in Note 11.
Multifamily Held-For-Sale Loans

We elected the fair value option for multifamily loans that were purchased for securitization. These loans are classified as held-for-sale loans on our consolidated balance sheets to reflect our intent to sell in the future and are measured at fair value on a recurring basis, with subsequent gains or losses related to changes in fair value (net of accrued interest income) reported in other income in our consolidated statements of comprehensive income. We elected to report separately the portion of the changes in fair value of the loans related to accrued interest from the remaining changes in fair value. Related interest income continues to be reported, based on the stated terms of the loans, as interest income in our consolidated statements of comprehensive income.
Debt Securities of Consolidated Trusts Held by Third Parties and Other Debt

We elected the fair value option on debt that contains embedded derivatives, primarily certain STACR debt notes. Fair value changes are recorded in other income in our consolidated statements of comprehensive income. For debt where we have elected the fair value option, upfront costs and fees are recognized in earnings as incurred and not deferred. Related interest expense continues to be reported as interest expense based on the stated terms of the debt securities.
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option.

	December 31,
	2016		2015
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Multifamily Held-For-Sale Loans	Other Debt - Long Term
Fair value	$16,255	$5,866	$17,660	$7,045
Unpaid principal balance	16,231	5,584	17,673	7,093
Difference	$24	$282	($13)	($48)

Freddie Mac 2016 Form 10-K	325

Financial Statements	Notes to the Consolidated Financial Statements | Note 13

Changes in Fair Value under the Fair Value Option Election

We recorded gains (losses) of $250 million, ($38) million, and $0.9 billion for the years ended December 31, 2016, 2015, and 2014, respectively, from the change in fair value on multifamily held-for-sale loans recorded at fair value in other income in our consolidated statements of comprehensive income.
We recorded gains of $663 million for the year ended December 31, 2016 from the change in fair value of multifamily held-for-sale loan purchase commitments recorded at fair value in other income in our consolidated statements of comprehensive income. We elected the fair value option for these commitments in 2016.
Gains (losses) on debt securities with the fair value option elected were $63 million, ($9) million, and $144 million for the years ended December 31, 2016, 2015, and 2014, respectively, and were recorded in other income in our consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for the years ended December 31, 2016, 2015, or 2014 for any assets or liabilities for which we elected the fair value option.

Freddie Mac 2016 Form 10-K	326

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

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
In October 2013, defendants filed motions to dismiss the complaint. In October 2014, the District Court granted defendants’ motions and dismissed the case in its entirety against all defendants, with prejudice. In November 2014, plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit. On July 20, 2016, the Court of Appeals reversed the District Court's dismissal and remanded the case to the District Court for further proceedings.
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

Freddie Mac 2016 Form 10-K	327

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

LITIGATION RELATED TO THE TAYLOR, BEAN & WHITAKER (TBW) BANKRUPTCY

In August 2009, TBW, which had been one of our single-family seller/servicers, filed for bankruptcy in Florida. We entered into a settlement with TBW and the TBW creditors' committee regarding the TBW bankruptcy in 2011. However, we continue to be involved in litigation with other parties relating to the TBW bankruptcy, as described below.
On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac filed a proof of loss under the bonds. In March 2016, a settlement agreement among the parties was submitted to the Bankruptcy Court for approval. On April 25, 2016, the Bankruptcy Court approved the settlement. On May 6, 2016, Sovereign Bank, which was not a party to the settlement agreement, appealed the order approving the settlement agreement and various other prior Bankruptcy Court orders to the U.S. District Court for the Middle District of Florida. Sovereign's appeal and related motions are pending.
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
On December 20, 2016, after briefing and argument on the defendants' renewed motions to dismiss on personal jurisdiction and efficient enforcer grounds, the District Court denied defendants' motions in part and granted them in part. The District Court held that Freddie Mac is an efficient enforcer of the antitrust laws, but dismissed on personal jurisdiction grounds Freddie Mac's antitrust claims against all defendants except HSBC USA, N.A. Freddie Mac and other plaintiffs requested clarification of the District Court's ruling to determine whether it intended to dismiss defendants located in the United States for lack of personal jurisdiction, which request the District Court denied on February 2, 2017. Freddie Mac also filed a motion for reconsideration of the District Court's opinion dismissing Freddie Mac's (and other plaintiffs') antitrust claims on personal jurisdiction grounds.

Freddie Mac 2016 Form 10-K	328

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

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

Freddie Mac 2016 Form 10-K	329

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

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

Freddie Mac 2016 Form 10-K	330

Financial Statements	Notes to the Consolidated Financial Statements | Note 14

Litigation in the U.S. District Court for the Eastern District of Virginia

Pagliara vs. Federal Home Loan Mortgage Corporation. This case was filed on March 14, 2016 in the Circuit Court of Fairfax County, Virginia, and subsequently removed to the U.S. District Court for the Eastern District of Virginia. The plaintiff seeks an order to permit inspection and copying of corporate records under Virginia law, primarily for the purpose of investigating potential claims arising from the net worth sweep. The case was stayed pending resolution of FHFA's request to the U.S. Judicial Panel on Multidistrict Litigation to transfer this case to the U.S. District Court for the District of Columbia, which was denied on June 2, 2016. On June 17, 2016, Freddie Mac and FHFA filed a motion to dismiss or, in the alternative, substitute FHFA as plaintiff in the case. On August 23, 2016, the U.S. District Court for the Eastern District of Virginia dismissed the case. The plaintiff filed a notice of appeal on September 21, 2016, which was dismissed at plaintiff's request on January 30, 2017.
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

Freddie Mac 2016 Form 10-K	331

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

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
PERFORMANCE AGAINST REGULATORY CAPITAL STANDARDS

The table below summarizes our minimum capital requirements and deficits and net worth.

(In millions)	December 31, 2016	December 31, 2015
GAAP net worth	$5,075	$2,940
Core capital (deficit)(1)(2)	($67,717)	($70,549)
Less: Minimum capital requirement(1)	18,933	19,687
Minimum capital surplus (deficit)(1)	($86,650)	($90,236)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

Freddie Mac 2016 Form 10-K	332

Financial Statements	Notes to the Consolidated Financial Statements | Note 15

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
At December 31, 2016, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. As of December 31, 2016, our aggregate funding received from Treasury under the Purchase Agreement was $71.3 billion. This aggregate funding amount does not include the initial $1 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.
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

Freddie Mac 2016 Form 10-K	333

Financial Statements	Notes to the Consolidated Financial Statements | Note 16

NOTE 16: SELECTED FINANCIAL STATEMENT LINE ITEMS
The table below presents the significant components of other income (loss) and other expense on our consolidated statements of comprehensive income.

	Year Ended December 31,
(In millions)	2016	2015	2014
Other income (loss):
Non-agency mortgage-related securities settlements(1)	$—	$65	$6,084
Gains (losses) on loans	(463)	(2,094)	731
All other	1,717	1,150	1,229
Total other income (loss)	$1,254	($879)	$8,044

Other expense:
Property tax and insurance expense on held-for-sale loans	($90)	($1,094)	($62)
All other	(509)	(412)	(176)
Total other expense	($599)	($1,506)	($238)

(1)	Settlement agreements primarily related to lawsuits regarding our investments in certain non-agency mortgage-related securities and were a significant component of other income in 2014.
The table below presents the significant components of other assets and other liabilities on our consolidated balance sheets.

(In millions)	December 31, 2016	December 31, 2015
Other assets:
Real estate owned, net	$1,198	$1,725
Accounts and other receivables(1)	5,083	3,625
Guarantee asset	2,298	1,753
Advances to lenders	1,278	910
All other	2,501	1,025
Total other assets	$12,358	$9,038
Other liabilities:
Servicer liabilities	$730	$1,191
Guarantee obligation	2,208	1,729
Accounts payable and accrued expenses	957	1,286
Payables related to securities	4,510	72
All other	1,082	968
Total other liabilities	$9,487	$5,246

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac 2016 Form 10-K	334

Quarterly Selected Financial Data

QUARTERLY SELECTED FINANCIAL DATA
(UNAUDITED)

	2016
(In millions, except share-related amounts)	1Q	2Q	3Q	4Q	Full-Year
Net interest income	$3,405	$3,443	$3,646	$3,885	$14,379
Benefit (provision) for credit losses	467	775	(113)	(326)	803
Non-interest income (loss):
Derivative gains (losses)	(4,561)	(2,058)	(36)	6,381	(274)
Net impairments of available-for-sale securities recognized in earnings	(57)	(72)	(9)	(53)	(191)
Other non-interest income (loss)	1,195	306	822	(1,358)	965
Non-interest income (loss)	(3,423)	(1,824)	777	4,970	500
Non-interest expense:
Administrative expense	(448)	(475)	(498)	(584)	(2,005)
REO operations income (expense)	(84)	(29)	(56)	(118)	(287)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(272)	(280)	(293)	(307)	(1,152)
Other non-interest expense	(153)	(151)	(138)	(157)	(599)
Non-interest expense	(957)	(935)	(985)	(1,166)	(4,043)
Income tax (expense) benefit	154	(466)	(996)	(2,516)	(3,824)
Net income (loss)	($354)	$993	$2,329	$4,847	$7,815
Total other comprehensive income (loss), net of taxes	$154	$140	($19)	($972)	($697)
Comprehensive income (loss)	($200)	$1,133	$2,310	$3,875	$7,118
Income (loss) attributable to common stockholders	($354)	$60	$19	$372	$97
Income (loss) per common share – basic and diluted(1)	($0.11)	$0.02	$0.01	$0.11	$0.03

Freddie Mac 2016 Form 10-K	335

Quarterly Selected Financial Data

	2015
(In millions, except share-related amounts)	1Q	2Q	3Q	4Q	Full-Year
Net interest income	$3,647	$3,969	$3,743	$3,587	$14,946
Benefit (provision) for credit losses	499	857	528	781	2,665
Non-interest income (loss):
Derivative gains (losses)	(2,403)	3,135	(4,172)	744	(2,696)
Net impairments of available-for-sale securities recognized in earnings	(93)	(98)	(54)	(47)	(292)
Other non-interest income (loss)	349	(496)	385	(849)	(611)
Non-interest income (loss)	(2,147)	2,541	(3,841)	(152)	(3,599)
Non-interest expense:
Administrative expenses	(451)	(501)	(465)	(510)	(1,927)
REO operations income (expense)	(75)	(52)	(116)	(95)	(338)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(222)	(235)	(248)	(262)	(967)
Other non-interest expense	(463)	(501)	(270)	(272)	(1,506)
Non-interest expense	(1,211)	(1,289)	(1,099)	(1,139)	(4,738)
Income tax (expense) benefit	(264)	(1,909)	194	(919)	(2,898)
Net income (loss)	$524	$4,169	($475)	$2,158	$6,376
Total other comprehensive income (loss), net of taxes	$222	($256)	($26)	($517)	($577)
Comprehensive income (loss)	$746	$3,913	($501)	$1,641	$5,799
Income (loss) attributable to common stockholders	($222)	$256	($475)	$418	($23)
Income (loss) per common share – basic and diluted(1)	($0.07)	$0.08	($0.15)	$0.13	($0.01)

(1)
Earnings (loss) per common share is computed independently for each of the quarters presented. Due to the use of weighted average common shares outstanding when calculating earnings (loss) per share, the sum of the four quarters may not equal the full-year amount. Earnings (loss) per common share amounts may not recalculate using the amounts shown in this table due to rounding.

Freddie Mac 2016 Form 10-K	336

Controls and Procedures

CONTROLS AND PROCEDURES
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework (2013 Framework). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by a company’s internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.
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

Freddie Mac 2016 Form 10-K	337

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
Because of this material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2016 based on the COSO criteria (2013 Framework). PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2016 and also determined that our internal control over financial reporting was not effective. PricewaterhouseCoopers LLP’s report appears in “Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm.”
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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. As discussed above, we consider this situation to be a material weakness in our internal control over financial reporting. Based on discussions with FHFA and the structural nature of this continuing weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.

Freddie Mac 2016 Form 10-K	338

Controls and Procedures

MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under "Management's Report on Internal Control Over Financial Reporting,” we have one material weakness in internal control over financial reporting as of December 31, 2016 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our consolidated financial statements for the year ended December 31, 2016 have been prepared in conformity with GAAP.

Freddie Mac 2016 Form 10-K	339

Controls and Procedures

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED DECEMBER 31, 2016
We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Freddie Mac 2016 Form 10-K	340

Directors, Corporate Governance, and Executive Officers	Directors

DIRECTORS, CORPORATE GOVERNANCE, AND EXECUTIVE OFFICERS
DIRECTORS
ELECTION OF DIRECTORS
As Conservator, FHFA determines the size of the company’s Board and the scope of its authority. At the start of Conservatorship, FHFA determined that the Board is to have a Non-Executive Chairman, and is to consist of a minimum of 9 and not more than 13 directors, with the CEO being the only corporate officer serving as a member of the Board. The company currently has 13 Board members and expects to maintain the current Board size.
In addition, because FHFA as Conservator has succeeded to the rights of all stockholders of the company, the Conservator elects the directors. Accordingly, we will not solicit proxies, distribute a proxy statement to stockholders, or hold an annual meeting of stockholders in 2017. Instead, the Conservator has elected directors by written consent in lieu of an annual meeting. Annually, the Board identifies director nominees for the Conservator to consider for election by written consent. When there is a vacancy on the Board, the Board may exercise the authority delegated to it by the Conservator to fill such vacancy, subject to review by the Conservator.
On February 13, 2017, the Conservator executed a written consent, effective as of that date, re-electing each of the 13 then-current directors as a member of our Board. The individuals elected as directors by the Conservator are listed below.

Raphael W. Bostic	Christopher S. Lynch
Carolyn H. Byrd	Sara Mathew
Lance F. Drummond	Saiyid T. Naqvi
Thomas M. Goldstein	Nicolas P. Retsinas
Richard C. Hartnack	Eugene B. Shanks, Jr.
Steven W. Kohlhagen	Anthony A. Williams
Donald H. Layton
See “Director Biographical Information” for information about each of our re-elected directors. The terms of those directors will end on the date of the next annual meeting of our stockholders or when the Conservator next elects directors by written consent, whichever occurs first.

Freddie Mac 2016 Form 10-K	341

Directors, Corporate Governance, and Executive Officers	Directors

DIRECTOR CRITERIA, DIVERSITY, QUALIFICATIONS, EXPERIENCE, AND TENURE
Our Board seeks candidates for director who have achieved a high level of stature, success, and respect in their principal occupations.
Each of our current directors was selected as a candidate because of his or her character, judgment, experience, and expertise. Consistent with our Charter and FHFA’s rule regarding the Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters (the “Corporate Governance Rule”), the factors considered include the knowledge directors would have, as a group, in the areas of business, finance, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions, and any other areas that may be relevant to our safe and sound operation. We also considered whether a candidate’s other commitments, including the number of other board memberships held by the candidate, would permit the candidate to devote sufficient time to the candidate’s duties and responsibilities as a director. Our Charter provides that our Board must at all times have at least one person from each of the homebuilding, mortgage lending, and real estate industries and at least one person from an organization representing community or consumer interests or one person who has demonstrated a career commitment to the provision of housing for low-income households.
In addition, the Board has adopted a policy (articulated in our Corporate Governance Guidelines, or the “Guidelines”) with regard to the consideration of diversity in identifying director nominees and candidates. As articulated in the Guidelines, the Board seeks to have a diversity of talent, perspectives, expertise, experience, and cultures among its members, including minorities, women, and individuals with disabilities, and considers such diversity in the candidate identification and nomination processes. The Guidelines explain that when identifying director nominees, the Nominating and Governance Committee considers, among other factors, our needs, the talents and skills then available on the Board, and, with respect to incumbent directors, their continued involvement in business and professional activities relevant to us, the skills and experience that should be represented on the Board, the availability of other individuals with desirable skills to join the Board, and the desire to maintain a diverse Board.
FHFA has promulgated a rule regarding minority and women inclusion. This rule implements section 1116 of the Reform Act and generally requires us to encourage the consideration of diversity and the inclusion of women, minorities, and individuals with disabilities in all activities, including considering diversity in the process of nominating directors.
DIRECTOR BIOGRAPHICAL INFORMATION
The following summarizes each director’s Board service, experience, qualifications, attributes, and/or skills that led to his or her selection as a director, and provides other biographical information, as of February 16, 2017:

Freddie Mac 2016 Form 10-K	342

Directors, Corporate Governance, and Executive Officers	Directors

Raphael W. Bostic	Freddie Mac Committees:	Public Directorships:
Age: 50	• Compensation	• None
Director Since: January 2015	• Risk

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

•	Assistant Secretary for Policy Development and Research at HUD (2009-2012)

•	Various positions at the University of Southern California, including Professor at the School of Policy, Planning and Development (2001-2009)

•	Trustee of Enterprise Community Partners (2012-present)

•	Member of the Board of the Lincoln Institute of Land Policy (2013-present)

•	Advisory Board member of the National Community Stabilization Trust (2012-2015)

Carolyn H. Byrd	Freddie Mac Committees:	Public Directorships:
Age: 68	• Audit, Chair	• Popeyes Louisiana
Director Since: December 2008	• Compensation	Kitchen, Inc.
	• Executive	• Regions Financial
Corporation
Ms. Byrd is an experienced finance executive who has held a variety of leadership positions. She also has significant public company audit committee experience. Ms. Byrd’s internal audit and public company audit committee experience enables her to support the Board’s oversight of our internal control over financial reporting and compliance matters.
Experience and Qualifications

•	Founder, Chairman, and Chief Executive Officer of GlobalTech Financial, LLC (2000-present)

•	President of Coca-Cola Financial Corporation (1997-2000)

•	Various domestic and international positions with The Coca-Cola Company, including Chief of Internal Audits and Director of the Corporate Auditing Department (1977-1997)

•	Member of the Board, Audit Committee and Executive Committee and Chair of the Corporate Governance and Nominating Committee of Popeyes Louisiana Kitchen, Inc. (2001-present)

•	Member of the Board and Chair of the Audit Committee and former member of the Risk Committee of Regions Financial Corporation (2010-present)

•	Member of the Board and Audit Committee of Circuit City Stores, Inc. (2000-2009)

•	Member of the Board and Audit Committee of RARE Hospitality International, Inc. (2000-2007)

Freddie Mac 2016 Form 10-K	343

Directors, Corporate Governance, and Executive Officers	Directors

Lance F. Drummond	Freddie Mac Committees:	Public Directorships:
Age: 62	• Audit	• None
Director Since: July 2015	• Nominating & Governance

Mr. Drummond is a senior business leader with extensive experience specializing in business transforming strategy development and execution, operations, technology, and process re-engineering.
Experience and Qualifications

•	Executive Vice President of Operations and Technology of TD Canada Trust (2011-2014)

•	Executive Vice President of Human Resources and Shared Services of Fiserv Inc. (2009-2011)

•	Senior Vice President and Supply Chain Executive, Service and Fulfillment Executive for Global Technology and Operations, and eCommerce and ATM Executive of Bank of America (2002-2008)

•	Various positions with Eastman Kodak Company, including Chief Operating Officer and Corporate Vice President of Kodak Professional Division (1976-2002)

Thomas M. Goldstein	Freddie Mac Committees:	Public Directorships:
Age: 57	• Audit	• Kemper Corporation
Director Since: October 2014	• Nominating & Governance

Mr. Goldstein is an executive with extensive financial services, insurance, mortgage banking, and risk management experience.
Experience and Qualifications

•	Founder of Jamlerpartners LLC (2014-present)

•	Senior Vice President and Chief Financial Officer of the Protection Division of Allstate Insurance Company (2011-2014)

•	Consultant to the financial services industry, pursuing community bank acquisitions with The GRG Group LLC (2009-2011)

•	Managing Director and Chief Financial Officer of Madison Dearborn Partners (2007-2009)

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

•	Member of the Board, Audit, Compensation and Investment Committees of Kemper Corporation (2016-present)

•	Member of the Board of Trustees, Chair of the Audit Committee, and member of the Performance and Compliance Committees of Columbia Acorn Trust and Wanger Advisors Trust (2014-present)

•	Member of the Board of the FHLB of Chicago (2009-2014)

•	Member of the Board of various Allstate subsidiaries (2011-2014)

Freddie Mac 2016 Form 10-K	344

Directors, Corporate Governance, and Executive Officers	Directors

Richard C. Hartnack	Freddie Mac Committees:	Public Directorships:
Age: 71	• Executive	• Synchrony Financial
Director Since: May 2013	• Nominating & Governance,
Chair
• Risk
Mr. Hartnack is a seasoned industry executive with proven leadership experience and a deep understanding of our industry. He has detailed knowledge of underwriting, servicing, and technology.
Experience and Qualifications

•	Vice Chairman and Head of Consumer and Small Business Banking of U.S. Bancorp (2005-2013)

•	Vice Chairman, Director, and Head of the Community Banking Group of Union Bank of California (1991-2005)

•	Various positions with First Chicago Corporation, including Executive Vice President and Head of Community Banking (1982-1991)

•	Various positions with First Interstate Bank of Oregon, including Head of Corporate Banking (1971-1982)

•	Non-Executive Chairman of the Board, Chair of the Management Development and Compensation Committee, and Former Chair of the Audit Committee of Synchrony Financial (2014-present)

•	Non-Executive Chairman of the Board of Synchrony Bank, a wholly owned subsidiary of Synchrony Financial (2014-present)

•	Member of the Board of U.S. Bank, a wholly owned subsidiary of U.S. Bancorp (2005-2013)

•	Member of the Board of the Federal Reserve Bank of San Francisco (2001-2005)

•	Member of the Board of MasterCard International (U.S. Region) (1994-2005)

•	Member of the Board of UnionBanCal Corporation (1991-2005)

•	Chairman of the California Bankers Association (2002-2003)

•	Chairman of the Bank Administration Institute (1998-1999)

Steven W. Kohlhagen	Freddie Mac Committees:	Public Directorships:
Age: 69	• Compensation	• AMETEK, Inc.
Director Since: February 2013	• Risk	• GulfMark Offshore, Inc.

Mr. Kohlhagen is nationally recognized as a leading financial expert with extensive knowledge of mortgage finance and the capital markets. He brings to the Board a unique combination of senior executive leadership skills and a deep understanding of economics, modeling, and complex financial instruments.
Experience and Qualifications

•	Various positions with First Union National Bank (predecessor to Wachovia National Bank and Wells Fargo), last serving as Managing Director of the Fixed Income Division (1992-2003)

•	Various positions with AIG Financial Products (1990-1992); Stamford Capital Group (1987-1990); Bankers Trust Corporation (1985-1987); and Lehman Brothers, Inc. (1983-1985)

Freddie Mac 2016 Form 10-K	345

Directors, Corporate Governance, and Executive Officers	Directors

•	Consulting work for the Organization for Economic Cooperation and Development (1980-1981), Treasury (1976-1977), and the Federal Reserve Board (1976)

•	Senior Staff Economist for the Council of Economic Advisors, White House Staff (1978-1979)

•	Professor of International Economics and Finance at the University of California, Berkeley (1973-1983)

•	Member of the Board and Audit Committee of AMETEK, Inc. (2006-present)

•	Member of the Board, Audit Committee, and Compensation Committee of GulfMark Offshore, Inc. (2013-present)

•	Member of the Board and Compensation Committee and Chair of the Governance and Nominating Committee of Reval, Inc. (2007-2016)

•	Member of the Board and Audit Committee of Abtech Holdings, Inc. (2013-2014)

•	Advisory Board member of the Stanford Institute for Economic Policy Research (2001-present)

•	Advisory Board member of the Roper St. Francis Cancer Center (2011-present)

•	Member of the Board of IQ Mutual Funds, a family of Merrill Lynch registered, closed-end investment companies (2005-2010)

Donald H. Layton	Freddie Mac Committees:	Public Directorships:
Age: 66	• Executive	• None
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

•
Various positions with JPMorgan Chase and its predecessors, beginning as a trainee and rising to Vice Chairman and a member of the company’s three-person Office of the Chairman (1975-2004); positions included Head of Chase Financial Services (2002-2004); Co-Chief Executive Officer of J.P. Morgan, the investment bank of the company (2000-2002); Head of Treasury and Securities Services (1999-2004); and Head of Chase Manhattan’s worldwide capital markets and trading activities, including foreign exchange, risk management products, emerging markets, fixed income, and the bank’s investment portfolio and funding department (1996 to 2000; prior to Chase’s merger with J.P. Morgan)

•	Chairman Emeritus of the Partnership for the Homeless (2015-present); Chairman of the Board (2005-2015)

•	Member of the Board of Assured Guaranty Ltd. (2006-2012)

•	Member of the Board of American International Group (2010-2012)

Freddie Mac 2016 Form 10-K	346

Directors, Corporate Governance, and Executive Officers	Directors

Christopher S. Lynch	Freddie Mac Committees:	Public Directorships:
Age: 59	• Executive, Chair	• American International
Director Since: December 2008		Group Inc.

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

•	Practice Fellow at the FASB (1987-1989)

•	Non-Executive Chairman of the Board of Freddie Mac (2011-present)

•	Member of the Board and Risk and Capital, Nominating and Corporate Governance, and Technology Committees and former Chair of the Audit Committee of American International Group (2009-present)

•	Advisory Board member of the Stanford Institute for Economic Policy Research (2014-present)

•	Member of the National Audit Committee Chair Advisory Council of the National Association of Corporate Directors (2014-present)

Sara Mathew	Freddie Mac Committees:	Public Directorships:
Age: 61	• Audit	• Campbell Soup Company
Director Since: December 2013	• Nominating & Governance	• Shire plc

Ms. Mathew is an executive with global financial and general management experience. Ms. Mathew’s extensive business, financial, and management experience, and her public company board and audit committee experience, enable her to contribute to the Board’s oversight of the management and operation of the company and of its financial reporting.
Experience and Qualifications

•
Various positions with Dun & Bradstreet Corporation (2001-2013), including Chairman and Chief Executive Officer (2010-2013); President and Chief Operating Officer (2007-2010); and Senior Vice President and CFO (2002-2006)

•	Various finance and management positions with The Procter & Gamble Company, including Vice President of Finance for Australia, Asia, and India (1983-2001)

Freddie Mac 2016 Form 10-K	347

Directors, Corporate Governance, and Executive Officers	Directors

•	Member of the Board and Finance and Corporate Development Committee and Chair of the Audit Committee of Campbell Soup Company (2005-present)

•	Member of the Board and Audit, Compliance and Risk, and Remuneration Committees of Shire plc (2015-present)

•	Member of the Board and Finance and Nominating and Corporate Governance Committees of Avon Products, Inc. (2014-2016)

•	Member of the Board and Audit Committee of Dun & Bradstreet Corporation (2008-2013)

•	Member of the International Advisory Council of Zurich Financial Services Group (2012-present)

Saiyid T. Naqvi	Freddie Mac Committees:	Public Directorships:
Age: 67	• Compensation	• None
Director Since: August 2013	• Executive
• Risk, Chair
Mr. Naqvi is a seasoned financial executive with proven leadership experience and detailed knowledge of mortgage and consumer financial operations, as well as a deep background in risk and operational management.
Experience and Qualifications

•	President and Chief Executive Officer of PNC Mortgage, a division of PNC Bank, National Association, which is a subsidiary of PNC Financial Services Group (2009-2013)

•	President of Harley-Davidson Financial Services, Inc. (2007-2009)

•	Chief Executive Officer of DeepGreen Financial, Inc. (2005-2006)

•	President and Chief Financial Officer of Setara Corporation (2002-2005)

•	President and Chief Executive Officer of PNC Mortgage Corporation of America (1995-2001)

•	Member of the Board of Genworth Financial (2005-2009)

•	Member of the Board of Hanover Mortgage Capital Holdings, Inc. (1998-2006)

Nicolas P. Retsinas	Freddie Mac Committees:	Public Directorships:
Age: 70	• Audit	• None
Director Since: June 2007	• Compensation, Chair
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
Experience and Qualifications

•	Senior Lecturer in Real Estate at the Harvard Business School (2006-2015)

•	Lecturer in Housing Studies at the Harvard Graduate School of Design (1998-2015)

•	Assistant Secretary for Housing - Federal Housing Commissioner at HUD (1993-1998)

•	Director of the Office of Thrift Supervision (1996-1997)

Freddie Mac 2016 Form 10-K	348

Directors, Corporate Governance, and Executive Officers	Directors

•	Member of the Board of the Center for Responsible Lending (2006-present)

•	Chair of Community Development Trust (2014-present); Member of the Board (1999-present)

•	Director Emeritus of Harvard University’s Joint Center for Housing Studies (2010-present); Director (1998-2010)

•	Chair of Providence Housing Authority (2013-present)

•	Trustee of Enterprise Community Partners (1999-2013)

•	Member of the Board of the Federal Deposit Insurance Corporation (1996-1997)

•	Member of the Board of the Federal Housing Finance Board (1993-1998)

•	Trustee of the National Housing Endowment (1998-2012)

•	Member of the Board of the Neighborhood Reinvestment Corporation (1993-1998)

•	Chair of Rhode Island Housing and Mortgage Finance Corporation (2015-present)

Eugene B. Shanks, Jr.	Freddie Mac Committees:	Public Directorships:
Age: 69	• Audit	• Chubb (formerly ACE
Director Since: December 2008	• Compensation	Limited)

Mr. Shanks is an experienced finance executive with leadership and risk management expertise. Mr. Shanks’ leadership and risk management experience enables him to provide the Board with valuable guidance on risk management issues and our strategic direction.
Experience and Qualifications

•	Founder, President, and Chief Executive Officer of NetRisk, Inc. (1997-2002)

•	Various positions with Bankers Trust New York Corporation, including Head of Global Markets and President and Director (1973-1978 and 1980-1995)

•	Treasurer of Commerce Union Bank in Nashville, Tennessee (1978-1980)

•	Member of the Board and Risk and Finance Committee of Chubb (2011-present)

•	Advisory Board member of the Stanford Institute for Economic Policy Research (2010-present)

•	Senior Advisor of Bain and Company (2008-2011)

•	Founding Director of The Posse Foundation (1992-present)

•	Trustee Emeritus of Vanderbilt University (2015-present), Trustee (1992-2015)

Freddie Mac 2016 Form 10-K	349

Directors, Corporate Governance, and Executive Officers	Directors

Anthony A. Williams	Freddie Mac Committees:	Public Directorships:
Age: 65	• Nominating & Governance	• None
Director Since: December 2008	• Risk

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
Experience and Qualifications

•	Chief Executive Officer and Executive Director of Federal City Council (2012-present)

•	Senior Advisor at King & Spalding (2016-present)

•	Senior Advisor at Dentons (2015-2016)

•	Senior Advisor at McKenna, Long & Aldridge, LLP (2013-2015)

•	Senior Fellow (2012) and Executive Director of Global Government Practice (2010-2012) of the Corporate Executive Board Company

•	Bloomberg Lecturer in Public Management at Harvard’s Kennedy School of Government (2009-2012)

•	Senior Advisor, Intergovernmental Practice at Arent Fox LLP (2009-2010)

•	CEO of Primum Public Realty Trust (2007-2008)

•	Mayor of Washington, DC (1999-2007)

•	Chief Financial Officer of Washington, DC (1995-1998)

•	President of the National League of Cities (2005)

•	Vice-Chair of the Metropolitan Washington Council of Governments (2005-2006)

•	Chief Financial Officer for the U.S. Department of Agriculture (1993-1995)

•	Deputy State Comptroller of Connecticut (1991-1993)

•	Executive Director of the Community Development Agency of St. Louis, Missouri (1989-1991)

•	Assistant Director of the Boston Redevelopment Agency and Head of the Department of Neighborhood Housing and Development (1988-1989)

•	Member of the Board of the Bank of Georgetown (2012-present)

•	Member of the Board and Audit Committee of Calvert Sage Fund (2010-present)

•	Member of the Board and Audit Committee of Weston Solutions (2008-2015)

•	Member of the Board and Audit Committee of Meruelo Maddox Properties, Inc. (2007-2009)

Freddie Mac 2016 Form 10-K	350

Directors, Corporate Governance, and Executive Officers	Corporate Governance

CORPORATE GOVERNANCE
OUR CORPORATE GOVERNANCE PRACTICES
The company is committed to best practices in corporate governance. The Board regularly reviews our governance practices, assesses the regulatory and legislative environment, and adopts governance practices that are in the best interests of the company.
Our Board has adopted the company’s Corporate Governance Guidelines. The Guidelines are available on our website at www.freddiemac.com/governance/pdf/gov_guidelines.pdf. The Guidelines are reviewed annually by our Board and were last updated in June 2016. The Guidelines establish corporate governance practices, and include: qualifications for directors, a limitation on the number of boards on which a director may serve, term limits, director orientation and continuing education, and a requirement that the Board and each of its committees perform an annual self-evaluation.
We regularly review our practices to ensure effective collaboration of management and the Board. We have instituted the following specific corporate governance practices:

•
Our Board has an independent Non-Executive Chairman, whose responsibilities include presiding over meetings of the Board and executive sessions of the non-employee or independent directors. Mr. Lynch has served as Non-Executive Chairman since December 2011.

•	Of the Board’s 13 directors, 12 are independent, including the Non-Executive Chairman.
•	Our directors are elected annually.
•	Each of the Audit, Compensation, Nominating and Governance, and Risk Committees consists entirely of independent directors.
•	Each committee operates pursuant to a written charter that has been approved by the Board (these charters are available at www.freddiemac.com/governance/bd_committees.html).
•	Independent directors meet regularly without management.
•	The Board and each of the Audit, Compensation, Nominating and Governance, and Risk Committees conduct an annual self-evaluation.
•	New directors receive a full orientation regarding the company and issues specific to the committees to which they have been appointed.
•	All directors are provided with access to, and are encouraged to utilize, third party continuing education.
•	Management provides the Board and committees with in-depth technical briefings on substantive issues affecting the company.
•	The Board reviews management talent and succession planning at least annually.
DIRECTOR INDEPENDENCE AND RELEVANT CONSIDERATIONS
Our non-employee Board members evaluated the independence, as defined in Sections 4 and 5 of the Guidelines and in Section 303A.02 of the NYSE Listed Company Manual, of each of our current non-employee Board members, all of whom also served on our Board in 2016. Our non-employee Board

Freddie Mac 2016 Form 10-K	351

Directors, Corporate Governance, and Executive Officers	Corporate Governance

members determined that all current members of our Board (other than Mr. Layton, our CEO) are independent. Mr. Layton is not considered an independent director because he is our CEO.
Our non-employee Board members concluded that all current members of our Audit Committee, Compensation Committee, and Nominating and Governance Committee are independent within the meaning of Sections 4 and 5 of the Guidelines and Section 303A.02 of the NYSE Listed Company Manual. Our Board also determined that: (i) all current members of our Audit Committee are independent within the meaning of Exchange Act Rule 10A-3 and Section 303A.06 of the NYSE Listed Company Manual; and (ii) all current members of our Compensation Committee are independent within the meaning of Exchange Act Rule 10C-1 and Section 303A.02(a)(ii) of the NYSE Listed Company Manual.
In determining the independence of each Board member, our non-employee Board members reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of the Guidelines, to determine whether those relationships, either individually or in aggregate, would constitute a material relationship between the director and us that would impair a director’s judgment as a member of the Board or create the perception or appearance of such an impairment:

•
Employment Affiliations with Business Partners - During 2016 and currently, Mr. Williams has served as an employee of a firm that engages or has engaged in business with us resulting in payments between us and the firm. Under the Guidelines, no specific independence determination is required with respect to these payments because they do not exceed the greater of $1 million or 2% of the firm’s consolidated gross revenues for each of the last three fiscal years. After considering the nature and extent of the specific relationship between the firm and us, our non-employee Board members concluded that the business relationship does not constitute a material relationship between Mr. Williams and us that would impair his independence as our director.

•
Board Memberships with Business Partners - During 2016 and currently, Ms. Byrd and Messrs. Bostic, Lynch, Retsinas, Shanks, and Williams have served as directors of other companies that engage or have engaged in business with us resulting in payments between us and such companies during the past three fiscal years. After considering the nature and extent of the specific relationship between each of those companies and us, and the fact that these Board members are directors of these other companies rather than employees, our non-employee Board members concluded that those business relationships do not constitute material relationships between any of the directors and us that would impair their independence as our directors.

•
Board Memberships with Charitable Organizations to Which We Have Made Payments - During 2016 and currently, Mr. Bostic has served as a board member of a charitable organization that received payments from us. Under the Guidelines, no specific independence determination is required with respect to these payments because they do not exceed the greater of $1 million or 2% of the organization’s consolidated gross revenues for each of the last three fiscal years. During 2016 and currently, Mr. Retsinas has served as Director Emeritus of a charitable organization that received payments from us. Because the total annual amount paid to the charitable organization did not exceed the greater of $1 million or 2% of the organization’s consolidated gross revenues for each of the last three fiscal years, no specific independence determination with respect to these payments is required under the Guidelines; moreover, since Mr. Retsinas is neither a board member nor a trustee of the charitable organization, the payments would not require an independence determination in any event. The non-employee members of the Board considered the payments and the nature of the

Freddie Mac 2016 Form 10-K	352

Directors, Corporate Governance, and Executive Officers	Corporate Governance

organizations and concluded that the relationships with the charitable organizations do not constitute a material relationship between Mr. Bostic or Mr. Retsinas and us that would impair their independence as our directors.

•
Financial Relationships with For-Profit Business Partners - Mr. Hartnack owns stock of US Bancorp. In the aggregate, this stock represents a material portion of his net worth. US Bancorp conducts significant business with Freddie Mac, including as a single-family seller/servicer and as trustee of some of Freddie Mac’s securitization transactions. In order to eliminate any potential conflict of interest that might arise as a result of this stock ownership, Mr. Hartnack has agreed to recuse himself from discussing and acting upon any matters that are to be considered by the full Board or any of the committees of which he is a member, and that relate directly to US Bancorp. The Audit Committee Chair, in consultation with the Non-Executive Chairman, will address any questions that may arise regarding whether recusal from a particular discussion or action is appropriate.

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
Mr. Naqvi owns stock of PNC Financial Services Group, Inc. (“PNC”). In the aggregate, this stock represents a material portion of his net worth. PNC conducts significant business with Freddie Mac, including as a single-family seller/servicer and as trustee of some of Freddie Mac’s securitization transactions. In order to eliminate any potential conflict of interest that might arise as a result of this stock ownership, Mr. Naqvi has agreed to recuse himself from discussing and acting upon any matters that are to be considered by the full Board or any of the committees of which he is a member, and that relate directly to PNC. The Audit Committee Chair, in consultation with the Non-Executive Chairman, will address any questions that may arise regarding whether recusal from a particular discussion or action is appropriate.
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

Freddie Mac 2016 Form 10-K	353

Directors, Corporate Governance, and Executive Officers	Corporate Governance

BOARD AND COMMITTEE INFORMATION
AUTHORITY OF THE BOARD AND BOARD COMMITTEES
The directors serve on behalf of, and exercise authority as directed by, the Conservator. The Conservator has delegated to the Board and its committees authority to function in accordance with the duties and authorities set forth in applicable statutes, regulations, guidance, orders and directives, and our Bylaws and committee charters, while reserving certain powers of approval to itself. The Conservator has instructed the Board that it should oversee that management consults with, and obtains approval of, the Conservator before taking action in the following areas:

•
Matters requiring the approval of or consultation with Treasury under the covenants of the Purchase Agreement (see “MD&A — Conservatorship and Related Matters — Purchase Agreement, Warrant and Senior Preferred Stock” and Note 2);

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

•	Servicing transfers involving:

◦	100,000 or more loans to a non-bank transferee; or

◦
25,000 or more loans to any transferee if the transfer would increase the number of the transferee's Freddie Mac- and Fannie Mae-owned seriously delinquent loans by at least 25 percent and the servicing transfer has a minimum of 500 seriously delinquent loans;

•	Setting or increasing the compensation or benefits payable to directors;

•
Entering into new compensation arrangements or increasing amounts or benefits payable under existing compensation arrangements for senior vice presidents and above and other officers as FHFA may deem necessary to successfully execute its role as Conservator;

Freddie Mac 2016 Form 10-K	354

Directors, Corporate Governance, and Executive Officers	Corporate Governance

•	Any establishment or modification by us of performance management processes for such officers, including the establishment or modification of a Conservatorship Scorecard; and

•	Establishing the annual operating budget.
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
BOARD COMMITTEES
The Board has five standing committees: Audit, Compensation, Executive, Nominating and Governance, and Risk. All standing committees, other than the Executive Committee, meet regularly and are chaired by, and consist entirely of, independent directors. The Committees perform essential functions on behalf of the Board. The Committee Chairs review and approve agendas for all meetings of their respective Committees. Charters for the standing committees have been adopted by the Board and approved by the Conservator, and describe each committee’s responsibilities. These charters are available on our website at www.freddiemac.com/governance/bd_committees.html. The membership of each committee as of February 16, 2017 is set forth below, together with a description of the primary responsibilities of each committee.

Audit Committee	Chair:	Members:
	• Carolyn H. Byrd	• Lance F. Drummond
• Thomas M. Goldstein
• Sara Mathew
• Nicolas P. Retsinas
• Eugene B. Shanks, Jr.
The Audit Committee provides oversight of the company’s accounting and financial reporting and disclosure processes, the adequacy of the systems of disclosure and internal control established by management, and the audit of the company’s financial statements. Among other things, the Audit Committee: (i) appoints the independent auditor and evaluates its independence and performance; (ii) reviews the audit plans for and results of the independent audit and internal audits; and (iii) reviews reports related to processes established by management to provide compliance with legal and regulatory requirements. The Audit Committee’s activities during 2016 with respect to the oversight of the independent auditor are described in more detail in “Principal Accounting Fees and Services — Approval of Independent Auditor Services and Fees.” The Audit Committee also periodically reviews the company’s guidelines and policies governing the processes for assessing and managing the company’s risks and generally reviews the company’s major financial risk exposures and the steps taken to monitor and control such exposures. The Audit Committee also approves all decisions regarding the appointment, removal, and compensation of the General Auditor and the appointment or removal of the CCO. The General Auditor and the CCO report independently to the Audit Committee, in addition to the CEO.
Our Audit Committee satisfies the definition of “audit committee” in Exchange Act Section 3(a)(58)(A) and the requirements of Exchange Act Rule 10A-3. Although our stock has been delisted from the NYSE, certain of the corporate governance requirements of the NYSE Listed Company Manual, including those

Freddie Mac 2016 Form 10-K	355

Directors, Corporate Governance, and Executive Officers	Corporate Governance

relating to audit committees, continue to apply to us because they are incorporated by reference in the Corporate Governance Rule. Our Audit Committee satisfies the “audit committee” requirements in Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual. The Board has determined that all members of our Audit Committee are independent and that Ms. Byrd, a member of the Audit Committee since December 2008 and its current chair, and Ms. Mathew, a member of the Audit Committee since December 2013 and its chair effective March 1, 2017, meet the definition of an “audit committee financial expert” under SEC regulations.
In 2016, the Audit Committee met separately nine times and jointly with the Risk Committee four times.

Executive Committee	Chair:	Members:
	• Christopher S. Lynch	• Carolyn H. Byrd
• Richard C. Hartnack
• Donald H. Layton
• Saiyid T. Naqvi
• Nicolas P. Retsinas
The Executive Committee, which, with the exception of our CEO, Mr. Layton, consists of independent directors, is authorized to exercise the corporate powers of the Board between meetings of the Board, except for those powers reserved to the Board by our Bylaws or otherwise.
The Executive Committee did not meet in 2016.

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
The Compensation Committee consists entirely of independent directors. None of the members of the Compensation Committee during fiscal year 2016 were officers or employees of Freddie Mac or had any relationship with us that would be required to be disclosed by us under Item 407(e)(4) of Regulation S-K.
The Compensation Committee met eight times in 2016.

Freddie Mac 2016 Form 10-K	356

Directors, Corporate Governance, and Executive Officers	Corporate Governance

Nominating and Governance Committee	Chair:	Members:
	• Richard C. Hartnack	• Lance F. Drummond
• Thomas M. Goldstein
• Sara Mathew
• Anthony A. Williams
The Nominating and Governance Committee, which consists entirely of independent directors, oversees the company’s corporate governance, including reviewing the company’s Bylaws and the Guidelines. It also assists the Board and its committees in conducting annual self-evaluations and identifying qualified individuals to become members of the Board. The Nominating and Governance Committee also reviews Board member independence and qualifications and recommends membership of the Board committees.
The Nominating and Governance Committee met six times in 2016.

Risk Committee	Chair:	Members:
	• Saiyid T. Naqvi	• Raphael W. Bostic
• Richard C. Hartnack
• Steven W. Kohlhagen
• Anthony A. Williams
The Risk Committee, which consists entirely of independent directors, oversees on an enterprise-wide basis the company’s risk management framework, including credit risk, market risk, liquidity risk, operational risk, and enterprise-wide strategic risk. The Risk Committee reviews and approves the company’s Enterprise Risk Policy and Board-level risk limits and metrics, and reviews significant: (i) enterprise risk exposures; (ii) risk management strategies; (iii) results of risk management reviews and assessments; and (iv) emerging risks, among other responsibilities. The Risk Committee also approves all decisions regarding the appointment or removal of the CERO, and the CERO reports independently to the Risk Committee, in addition to the CEO.
In 2016, the Risk Committee met separately five times, and jointly with the Audit Committee four times.
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

Freddie Mac 2016 Form 10-K	357

Directors, Corporate Governance, and Executive Officers	Corporate Governance

COMMUNICATIONS WITH DIRECTORS
Interested parties wishing to communicate any concerns or questions about Freddie Mac to the Board or its directors may do so by U.S. mail, addressed to the Corporate Secretary, Freddie Mac, 8200 Jones Branch Drive, McLean, VA 22102-3110. Communications may be directed to the Non-Executive Chairman, to any other director or directors, or to groups of directors, such as the independent or non-employee directors.
DIRECTOR COMPENSATION
Non-employee Board members receive compensation in the form of cash retainers only, paid on a quarterly basis. Non-employee directors are also reimbursed for reasonable out-of-pocket costs for attending meetings of the Board or a Board committee of which they are a member and for other reasonable expenses associated with carrying out their responsibilities as directors.
Our directors are compensated entirely in cash because the Purchase Agreement prohibits us from issuing any shares of our equity securities without the prior written consent of Treasury. See “Executive Compensation — CD&A — Overview of Executive Management Compensation Program.” Unlike compensation for our executives, there is no provision in the director compensation program for pay that varies depending on business results. Although such incentive compensation is deemed appropriate to give management strong incentives to devise and execute business plans and achieve positive financial results, it is viewed as inconsistent with the oversight role of directors.
2016 NON-EMPLOYEE DIRECTOR COMPENSATION LEVELS
Board compensation levels during conservatorship are shown in the table below.

Board Service (Cash)
Annual Retainer for Non-Executive Chairman	$290,000
Annual Retainer for Directors (other than the Non-Executive Chairman)	160,000
Committee Service (Cash)
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Risk)	10,000
Annual Retainer for Audit Committee Members	10,000

Freddie Mac 2016 Form 10-K	358

Directors, Corporate Governance, and Executive Officers	Corporate Governance

2016 DIRECTOR COMPENSATION
The following table summarizes the 2016 compensation earned by all persons who served as non-employee directors during 2016.

Name	Fees Earned or Paid in Cash(1)	Total
C. Lynch	$290,000	$290,000
R. Bostic	160,000	160,000
C. Byrd	185,000	185,000
L. Drummond	170,000	170,000
T. Goldstein	170,000	170,000
R. Hartnack(2)	170,000	170,000
S. Kohlhagen(2)	166,593	166,593
S. Mathew	170,000	170,000
S. Naqvi(2)	168,407	168,407
N. Retsinas(2)	177,418	177,418
E. Shanks, Jr.(2)	171,291	171,291
A. Williams(2)	161,291	161,291

(1)
Because we do not have pension or retirement plans for our non-employee directors and all compensation is paid in cash, “Change in Pension Value and Non-qualified Deferred Compensation Earnings” and “All Other Compensation” columns have been omitted.

(2)
In addition to the annual Board service and appropriate Committee Chair retainers, the amount represents partial annual compensation for service as a member of the Audit Committee or as a Committee Chair during 2016. In February 2016, Mr. Hartnack left, and Mr. Retsinas joined, the Audit Committee, the Chair of the Nominating and Governance Committee transitioned from Mr. Shanks to Mr. Hartnack, and the Chair of the Compensation Committee transitioned from Mr. Williams to Mr. Retsinas. In June 2016, the Chair of the Risk Committee transitioned from Mr. Kohlhagen to Mr. Naqvi.

Indemnification. We have made arrangements to indemnify our directors against certain liabilities which are similar to the terms on which our executive officers are indemnified. For a description of such terms, see “Executive Compensation — CD&A — Written Agreements Relating to NEO Employment — Indemnification Agreements.”

Freddie Mac 2016 Form 10-K	359

Directors, Corporate Governance, and Executive Officers	Executive Officers

EXECUTIVE OFFICERS
As of February 16, 2017, our executive officers are as follows:

Donald H. Layton	Position:
Age: 66	Chief Executive Officer
Year of Affiliation: 2012
Mr. Layton has served as our CEO and a member of our Board since May 2012. See “Director Biographical Information” for a brief biographical description for Mr. Layton.

James G. Mackey	Position:
Age: 49	Executive Vice President - Chief Financial Officer
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

David M. Brickman	Position:
Age: 51	Executive Vice President - Multifamily
Year of Affiliation: 1999
Mr. Brickman has served as our EVP - Multifamily since February 2014 and prior to that served as our SVP - Multifamily since July 2011. In these roles, he has been responsible for overall management of our Multifamily business line. From June 2011 until July 2011, he served as SVP - Multifamily Capital Markets, and from March 2004 to June 2011, he served as Vice President in charge of various units responsible for Multifamily Capital Markets. In his previous roles at Freddie Mac, Mr. Brickman led the multifamily securitization, pricing, costing, portfolio management, and research teams; was responsible for the development and implementation of new quantitative pricing models and financial risk analysis frameworks for all multifamily programs; and designed several of our multifamily loan and securitization products, including the Capital Markets Execution and the K-Deal Securitization Program. Prior to joining Freddie Mac in 1999, Mr. Brickman co-led the Mortgage Finance and Credit Analysis group in the consulting practice at PricewaterhouseCoopers LLP.

Anil D. Hinduja	Position:
Age: 53	Executive Vice President - Chief Enterprise Risk
Year of Affiliation: 2015	Officer
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

Freddie Mac 2016 Form 10-K	360

Directors, Corporate Governance, and Executive Officers	Executive Officers

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

Michael T. Hutchins	Position:
Age: 61	Executive Vice President - Investments and
Year of Affiliation: 2013	Capital Markets
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

David B. Lowman	Position:
Age: 59	Executive Vice President - Single-Family Business
Year of Affiliation: 2013
Mr. Lowman has served as our EVP - Single-Family Business since May 2013. In addition, since November 2014 he has served as a member of the Board of Managers of CSS. Previously, Mr. Lowman served as a Senior Advisor to The Boston Consulting Group. Prior to that, he was the Chief Executive Officer of Chase Home Lending from 2006 to 2011. Before Chase Home Lending, he spent a decade in senior leadership roles in various lending businesses of Citigroup, including head of CitiMortgage and Citicorp Trust Bank, FSB. Before joining Citigroup, Mr. Lowman spent 11 years at The Prudential Home Mortgage Company, Inc. in progressively senior leadership roles. He started his career at KPMG where his clients included banks, thrifts, and mortgage bankers.

Robert Lux	Position:
Age: 53	Executive Vice President - Chief Information Officer
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

Freddie Mac 2016 Form 10-K	361

Directors, Corporate Governance, and Executive Officers	Executive Officers

William H. McDavid	Position:
Age: 70	Executive Vice President - General Counsel &
Year of Affiliation: 2012	Corporate Secretary
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

Jerry Weiss	Position:
Age: 58	Executive Vice President - Chief Administrative
Year of Affiliation: 2003	Officer
Mr. Weiss has served as our EVP - Chief Administrative Officer since August 2010. In this role, he manages the services and operations of Freddie Mac’s External Relations, including Government and Industry Relations and Public Policy; Public Relations and Corporate Marketing; Internal Communications; Conservatorship and Corporate Strategic Initiatives; Enterprise Program Management; Making Home Affordable - Compliance; Economic and Housing Research; Corporate Services; and Strategic Sourcing and Procurement organizations. In addition, since November 2014 he has served as a member of the Board of Managers of CSS. He also served as our CCO from August 2010 until June 2011. Prior to August 2010, Mr. Weiss served as our SVP and CCO and in various other senior management capacities since joining us in October 2003. Prior to joining us, Mr. Weiss worked from 1990 at Merrill Lynch Investment Managers, most recently as First Vice President and Global Head of Compliance. From 1982 to 1990, Mr. Weiss was with a national law practice in Washington, D.C., where he specialized in securities regulation and corporate finance matters.
CODES OF CONDUCT
We have separate codes of conduct for our employees and Board members. The employee code also serves as the code of ethics for senior executives and financial officers required by the Sarbanes-Oxley Act of 2002 and SEC regulations. All employees, including senior executives and financial officers, are required to sign an annual acknowledgment that they have read the employee code and agree to abide by it and will report suspected deviations from the employee code. When joining our Board, our directors acknowledge that they have reviewed and understand the director code and agree to be bound by its provisions, and each director executes a related confirmation annually.
Copies of our employee and director codes of conduct are available, and any amendments or waivers that would be required to be disclosed are posted, on our website at www.freddiemac.com.

Freddie Mac 2016 Form 10-K	362

Executive Compensation	Compensation Discussion and Analysis

EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This section contains information regarding our compensation programs and policies (all of which have been approved by FHFA) and the compensation of the following individuals who we determined to be our Named Executive Officers, or NEOs, for the year ended December 31, 2016.

Named Executive Officers
Donald H. Layton	Chief Executive Officer
James G. Mackey	Executive Vice President - Chief Financial Officer
Anil D. Hinduja	Executive Vice President - Chief Enterprise Risk Officer
David B. Lowman	Executive Vice President - Single-Family Business
William H. McDavid	Executive Vice President - General Counsel & Corporate Secretary
For information on our primary business objectives and the progress we made during 2016 toward accomplishing those objectives, see “Introduction — About Freddie Mac.”
OVERVIEW OF EXECUTIVE MANAGEMENT COMPENSATION PROGRAM
Compensation in 2016 for each NEO, other than Mr. Layton, whose compensation is discussed below, was governed by the Executive Management Compensation Program, or EMCP. The EMCP balances our need to retain and attract executive talent with promoting the conservatorship objectives included in FHFA’s Conservatorship Scorecard, as well as goals separately established by management related to the commercial aspects of our business, which are included in our Corporate Scorecard. All compensation under the EMCP is delivered in cash because the Purchase Agreement does not permit us to provide equity-based compensation to our employees unless approved by Treasury.
Additional information about the EMCP is provided below and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 filed on August 4, 2015.

Freddie Mac 2016 Form 10-K	363

Executive Compensation	Compensation Discussion and Analysis

ELEMENTS OF TARGET TOTAL DIRECT COMPENSATION
Compensation under the EMCP in 2016 consisted of the following elements:

Base Salary		Deferred Salary

		Fixed Deferred Salary		At-Risk Deferred Salary

				Conservatorship Scorecard		Corporate Scorecard/ Individual

●	Cannot exceed $500,000 without FHFA approval	●	To encourage executive retention	●	To encourage achievement of conservatorship, corporate, and individual performance goals
●	Earned and paid bi-weekly	●	Equal to total Deferred Salary less the At-Risk portion	●	Subject to reduction based on Conservatorship Scorecard performance	●	Subject to reduction based on performance against both the Corporate Scorecard and individual objectives

		●	The amount earned in each quarter is paid on the last pay date of the corresponding quarter in the following year, referred to as the Approved Payment Schedule
●
Interest accrues on Deferred Salary at one-half of the one-year Treasury Bill rate in effect on the last business day immediately preceding the year in which the Deferred Salary is earned and is paid at the same time as the Deferred Salary to which it relates.

The objectives against which 2016 corporate performance was measured, together with the assessment of actual performance against those objectives, are described in “Determination of 2016 At-Risk Deferred Salary — At-Risk Deferred Salary Based on Conservatorship Scorecard Performance” and “Determination of 2016 At-Risk Deferred Salary — At-Risk Deferred Salary Based on Corporate Scorecard Goals and Individual Performance.” These performance measures were chosen because they reflected our 2016 priorities during conservatorship.
See “Other Executive Compensation Considerations — Effect of Termination of Employment” for information on the effect of a termination of employment, including the timing and payment of any unpaid portion of Deferred Salary and related interest.
EXECUTIVE COMPENSATION BEST PRACTICES

What We Do		What We Don't Do
✓	Clawback provisions with a significant portion of compensation subject to recapture and/or forfeiture	☒	No agreements that guarantee a specific amount of compensation for a specified term of employment

✓	Use of an independent compensation consultant by the Board’s Compensation Committee	☒	No golden parachute payments or other similar change in control provisions

✓	Annual compensation risk review	☒	No tax “gross-ups”
✓	Single executive perquisite, reimbursement of tax, estate, and/or personal financial planning expenses (up to $4,500 annually, with an additional $2,500 in the first year of eligibility)	☒	No hedging or pledging of company securities permitted

✓	Evaluation of company performance against multiple measures, including non-financial measures

Freddie Mac 2016 Form 10-K	364

Executive Compensation	Compensation Discussion and Analysis

CEO COMPENSATION

Mr. Layton’s compensation in 2016 consisted solely of an annual Base Salary of $600,000, a level established by FHFA pursuant to the Equity in Government Compensation Act of 2015. In 2016, he did not, and currently does not, participate in the EMCP and therefore has no compensation subject to either corporate or individual performance. Mr. Layton's compensation in 2017 is unchanged from 2016.
Mr. Layton is eligible to participate in all employee benefit plans offered to Freddie Mac’s other senior executives under the terms of those plans.
DETERMINATION OF 2016 TARGET TDC FOR NEOs
ROLE OF COMPENSATION CONSULTANT
As part of the annual process to determine the Target TDC for each of the NEOs, the Compensation Committee receives guidance from Meridian Compensation Partners, LLC (“Meridian”), its independent compensation consultant. In addition to the annual process to determine Target TDC, Meridian provides guidance to the Compensation Committee throughout the year on other executive compensation matters.
Meridian has not provided the Compensation Committee with any non-executive compensation services, nor has the firm provided any consulting services to our management. During 2016, the Compensation Committee reviewed Meridian’s independence based on the factors outlined in Exchange Act Rule 10C-1(b)(4) and determined that Meridian continues to be independent.
2016 COMPARATOR GROUP COMPANIES
The Compensation Committee annually evaluates each eligible NEO’s Target TDC in relation to the compensation of executives in comparable positions at companies that are either in a similar line of business or are otherwise comparable for purposes of recruiting and retaining individuals with the necessary skills and capabilities. We refer to this group of companies as the Comparator Group.
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
The Comparator Group used to determine compensation for 2016 consisted of the following companies, which include no changes from the 2015 Comparator Group:

Allstate	Citigroup*	PNC
Ally Financial	Fannie Mae	Prudential
AIG	Fifth Third Bancorp	Regions Financial
Bank of America*	The Hartford	State Street
Bank of New York Mellon	JPMorgan Chase*	SunTrust
BB&T	MetLife	U.S. Bancorp
Capital One	Northern Trust	Wells Fargo*
*	Only mortgage or real estate division-level compensation data from these diversified banking firms may be utilized where available and appropriate for the position being benchmarked.

Freddie Mac 2016 Form 10-K	365

Executive Compensation	Compensation Discussion and Analysis

The Compensation Committee has determined that these same companies will comprise the 2017 Comparator Group.
ESTABLISHING TARGET TDC
The Compensation Committee developed its 2016 Target TDC recommendations for the eligible NEOs by reviewing data from the Comparator Group. The Compensation Committee’s 2016 Target TDC recommendation for each of the eligible NEOs was reviewed and approved by FHFA.
2016 TARGET TDC
The following table sets forth the components of 2016 Target TDC for each of our eligible NEOs.

	2016 Target TDC
Named Executive Officer(1)	Base Salary	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
James G. Mackey	500,000	1,600,000	900,000	3,000,000
Anil D. Hinduja	500,000	1,075,000	675,000	2,250,000
David B. Lowman	500,000	1,600,000	900,000	3,000,000
William H. McDavid	500,000	1,320,000	780,000	2,600,000

(1)	Mr. Layton did not participate in the EMCP in 2016 and therefore is not included in this table. For a discussion of Mr. Layton’s compensation, see “CEO Compensation” above.
The 2016 Target TDC amounts shown above for eligible NEOs were the same as in 2015.
2017 TARGET TDC
The following table sets forth the components of 2017 Target TDC for each of our eligible NEOs.

	2017 Target TDC
Named Executive Officer(1)	Base Salary	Fixed Deferred Salary	At-Risk Deferred Salary	Target TDC
James G. Mackey	500,000	1,775,000	975,000	3,250,000
Anil D. Hinduja	500,000	1,180,000	720,000	2,400,000
David B. Lowman	500,000	1,775,000	975,000	3,250,000
William H. McDavid	500,000	1,460,000	840,000	2,800,000

(1)	Mr. Layton will not participate in the EMCP in 2017 and therefore is not included in this table. For a discussion of Mr. Layton’s compensation, see “CEO Compensation” above.

The Compensation Committee developed its 2017 Target TDC recommendations for the eligible NEOs by reviewing data from the Comparator Group, their current compensation positioning relative to the competitive market data, and their individual performance. The Compensation Committee recommended increases to 2017 Target TDCs for each of the NEOs after taking into account their individual performance and to move their compensation closer to the 50th percentile of the Comparator Group. The Compensation Committee's 2017 Target TDC recommendation for each of the eligible NEOs was reviewed and approved by FHFA.

DETERMINATION OF 2016 AT-RISK DEFERRED SALARY

Freddie Mac 2016 Form 10-K	366

Executive Compensation	Compensation Discussion and Analysis

The Compensation Committee and FHFA considered our achievements in pursuing our primary business objectives, as well as other factors, in determining the funding level for At-Risk Deferred Salary in 2016. FHFA determined the funding level for the portion of At-Risk Deferred Salary based on Conservatorship Scorecard performance, and the Compensation Committee determined, with FHFA’s review and approval, the amounts payable to each eligible NEO for the portion of At-Risk Deferred Salary based on Corporate Scorecard goals and individual performance.
AT-RISK DEFERRED SALARY BASED ON CONSERVATORSHIP SCORECARD PERFORMANCE
Half of each eligible NEO’s 2016 At-Risk Deferred Salary, or 15% of Target TDC, was subject to reduction based on FHFA’s assessment of the company’s performance against the objectives in the 2016 Conservatorship Scorecard. FHFA independently assessed the company’s performance and determined that a 98% funding level was justified for the portion of the eligible NEOs’ At-Risk Deferred Salary based on the 2016 Conservatorship Scorecard. FHFA noted the following considerations in assessing our performance against the 2016 Conservatorship Scorecard:

•
Our contribution to maintaining the national housing finance markets through rolling out a program which provides lenders an alternative for resolving loan-level disputes on repurchase demands for selling and servicing breaches as well as our diligence and collaboration on the Neighborhood Stabilization Initiative;

•	Our continuing efforts to reduce taxpayer risk by pursuing new and innovative approaches to single-family and multifamily risk transfer transactions and advancing the Risk Management framework; and

•	Our collaboration with CSS to complete Release 1 of the common securitization platform.
In making its assessment, FHFA also took into consideration the following:

•	The extent to which the company conducts initiatives in a safe and sound manner consistent with FHFA’s expectations for all activities;

•	The extent to which the outcomes of the company’s activities support a competitive and resilient secondary mortgage market to support homeowners and renters;

•	The extent to which the company conducts initiatives with the consideration for diversity and inclusion consistent with FHFA’s expectations for all activities;

•	Cooperation and collaboration with FHFA, Fannie Mae, CSS, the industry, and other stakeholders; and

•	The quality, thoroughness, creativity, effectiveness, and timeliness of the company’s work products.
The table below presents the Conservatorship Scorecard objectives and FHFA’s assessment of our achievement against those objectives.

Freddie Mac 2016 Form 10-K	367

Executive Compensation	Compensation Discussion and Analysis

Performance Goals			FHFA’s Summary of Performance
1
Maintain in a safe and sound manner, credit availability and foreclosure prevention activities for new and refinanced mortgages to foster liquid, efficient, competitive and resilient national housing finance markets (40%)

Work to increase access to single-family mortgage credit for creditworthy borrowers, consistent with the full extent of applicable credit requirements and risk management practices:
All goals were achieved with important progress made with the rollout of the Independent Resolution program which provides lenders an alternative for resolving loan-level disputes on repurchase demands for selling and servicing breaches. Significant progress has also been made with updating the mortgage insurer master policy rescission relief principles which is expected to be completed in 2017.

	•	Continue to assess impediments to credit access and develop recommendations to address barriers, including work to:
• Continue to evaluate practices, including underwriting criteria, to improve access to single-family credit in a manner consistent with safety and soundness and implement improvements as appropriate.
• Consider options to use automated underwriting systems for loans that are currently manually underwritten.
• Evaluate options that would enable greater liquidity for Freddie Mac financing of energy or water efficiency investments in single-family and multifamily properties.
	•	Complete work to enhance the Representation and Warranty Framework and continue work on related efforts to:
• Complete the independent dispute resolution process in support of the Representation and Warranty Framework.
• Work with lenders to improve the quality and efficiency of the loan origination process, including providing lenders with feedback soon after delivery.
• Continue to assess policies and tools to review collateral valuations in the Representation and Warranty Framework context.
	•	Update mortgage insurer master policy rescission relief principles to address early rescission relief offerings.
•
Assess improvements identified in 2015 to increase the effectiveness of pre-purchase and early delinquency counseling as well as homeownership education and begin implementation of initiatives as appropriate.

•
Informed by the analysis conducted in 2015, conclude assessment of leveraging alternate or updated credit scores for underwriting, pricing, and investor disclosures and, as appropriate, plan for implementation.

	Develop Post-Crisis Loss Mitigation Activities and Prepare for the Expiration of HAMP and HARP:		All goals were achieved.
	•	Complete assessment and, as appropriate, begin development of a high loan-to-value ratio refinance program to ensure a January 2017 implementation.
	•	Develop and implement final strategy to promote HARP prior to expiration.
	•	Finalize post-crisis loss mitigation options for borrowers, including loan modifications, and develop an implementation plan and timeline.
	•	Enhance the Uniform Borrower Assistance Form.
	•	Update and enhance Freddie Mac’s servicer scorecard methodology.
Continue to Responsibly Reduce the Number of Severely-Aged Delinquent Loans and Real Estate Owned Properties:
All goals were achieved with the company demonstrating diligence and collaboration in the Neighborhood Stabilization initiative program resulting in responsible disposition of Real Estate Owned properties in hardest-hit communities.

•
Provide a plan for continuing non-performing loan (NPL) sales to FHFA for approval. The plan should address: 1) Freddie Mac’s broad NPL sales strategy; 2) potential expansion to multi-servicer pools; 3) efforts to continue offering small pools and strengthening nonprofit access and purchase opportunities; 4) consideration for improving borrower outcomes and, where appropriate, impacts on neighborhood stabilization; and 5) public reporting of loan performance post sale.

	•	Continue to responsibly reduce the number of severely-aged delinquent loans held by Freddie Mac at the national and local level.
	•	Continue to responsibly reduce the number of real estate owned properties held by Freddie Mac, including through the Neighborhood Stabilization Initiative.

Freddie Mac 2016 Form 10-K	368

Executive Compensation	Compensation Discussion and Analysis

	Maintain the dollar volume of new multifamily business at $36.5 billion or below:			Goal was achieved.
	•	Loans in affordable and underserved market segments, as defined by FHFA, are to be excluded from the $36.5 billion cap.
2	Reduce taxpayer risk through increasing the role of private capital in the mortgage market (30%)
	Single-Family Credit Risk Transfers			All goals were achieved through the company's innovative approaches to transfer risk on single-family mortgages.

Because Freddie Mac’s single-family credit risk transfers have evolved into a core business practice, it is FHFA’s current expectation that single-family credit risk transfers will continue to be an ongoing conservatorship requirement. FHFA will adjust targets as necessary to reflect market conditions and economic considerations.

	•	Meet the following credit risk transfer objectives:
		•	Transfer credit risk on at least 90 percent of the unpaid principal balance of newly acquired single-family mortgages in loan categories targeted for risk transfer.
• For 2016, target single-family loan categories include: non-HARP, fixed-rate terms greater than 20 years, and loan-to-value ratios above 60%.
		•	Transfer a substantial portion of the credit risk on the targeted loan categories covering most of the credit losses projected to occur during stressful economic scenarios.
•
Continue efforts to evaluate, and implement if economically feasible, ways to transfer credit risk on other types of newly acquired single-family mortgages that are not included in the targeted loan categories.

		•	Continue to evaluate obstacles to expanding the investor base, propose ways to overcome these challenges, and work with FHFA to address them where possible.
	•	Work with FHFA to conduct an analysis and assessment of front-end credit risk transfer transactions, including work to support a forthcoming FHFA Request for Input.
		•	Work with FHFA to engage key stakeholders and solicit their feedback.
		•	After conducting the necessary analysis and assessment, work with FHFA to take appropriate steps to continue front-end credit risk transfer transactions.
	Multifamily Credit Risk Transfers			Goal was achieved through expediting new multi-family transactions to transfer credit risk to third-party investors for loans not efficient for K-Deal execution.
	•	Continue current multifamily credit risk transfer initiatives and explore additional risk transfer opportunities.
	Retained Portfolio			Goal was achieved.
	•	Execute FHFA-approved retained portfolio plans to meet, even under adverse conditions, the annual PSPA requirements and the $250 billion PSPA cap by December 31, 2018:
		•	Any sales should be commercially reasonable transactions that consider impacts to the market, borrowers, and neighborhood stability.
	Risk Measurement Framework			Goal was achieved with demonstrated leadership.
	•	Support FHFA’s development of its risk measurement framework for evaluating Freddie Mac business decisions during conservatorship.
3	Build a new single-family infrastructure for use by the Enterprises and adaptable for use by other participants in the secondary market in the future (30%)

Freddie Mac 2016 Form 10-K	369

Executive Compensation	Compensation Discussion and Analysis

Common Securitization Platform and Single Security
All goals were achieved, except for the publication of timeline for the Single Security implementation. Although the publication of the timeline was not met, significant work was done and many objectives were achieved.

The Common Securitization Platform (CSP) and Single Security are significant, multiyear initiatives, and FHFA expects these inter-related projects to remain ongoing conservatorship priorities. FHFA expects the Enterprises and Common Securitization Solutions, LLC (CSS) to implement these initiatives on the following timeline:
i. Release 1: In 2016, implement the CSP for Freddie Mac’s existing single-class securities; and
ii. Release 2: In 2018, implement the Single Security on the CSP for both Fannie Mae and Freddie Mac.

•
Continue working with FHFA, Fannie Mae, and CSS to meet the Release 1 and Release 2 timelines, which includes work to: 1) build and test the CSP; 2) implement the changes necessary to integrate the Enterprises’ related systems and operations with the CSP; and 3) implement the Single Security on the CSP for both Enterprises.

•	Incorporate the following design principles in developing the CSP:
	•	Focus on the functions necessary for current Enterprise single-family securitization activities.
	•	Include the development of operational and system capabilities necessary for CSP to facilitate the issuance and administration of a Single Security for the Enterprises.
	•	Allow for the integration of additional market participants in the future.
•
In 2016, publish an aligned timeline for implementing the Single Security on the CSP for both Enterprises in 2018. The timeline must provide stakeholders with at least 12 months notice prior to implementing the Single Security.

•	Work with FHFA to develop and implement a process at each Enterprise to:
	•	Assess new or revised Enterprise programs, policies, and practices for their effects on the cash flows of TBA mortgage-backed securities (e.g., prepayments and loan buy-outs).
	•	Provide on-going monitoring of purchases, security issuances, and prepayments.
	•	Provide all relevant information on a timely basis to support FHFA’s review process.
•	Continue to work with CSS to obtain and utilize input from the Single Security/CSP Industry Advisory Group.
Provide active support for mortgage data standardization initiatives.			All goals were achieved.
•	Continue the development and implementation of the Uniform Closing Disclosure Dataset.
•	Continue the development and implementation of the Uniform Loan Application Dataset.
•	Assess and, as appropriate, implement strategies to improve the lending industry’s ability to originate and deliver e-mortgages to the Enterprises.
AT-RISK DEFERRED SALARY BASED ON CORPORATE SCORECARD GOALS AND INDIVIDUAL PERFORMANCE
The other half of each eligible NEO’s At-Risk Deferred Salary, also equal to 15% of Target TDC, was subject to reduction based on a combination of the company’s performance against the Corporate Scorecard goals and the NEO’s individual performance. The five Corporate Scorecard goals drive how we manage and improve the commercial aspects of our business and are intended to complement the FHFA Strategic Plan and Conservatorship Scorecard. Certain of the individual performance objectives for the eligible NEOs were either Conservatorship Scorecard objectives or Corporate Scorecard goals, or directly supported their achievement.

Freddie Mac 2016 Form 10-K	370

Executive Compensation	Compensation Discussion and Analysis

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
The Board has adopted Corporate Scorecard goals for 2017 that are substantially similar to the 2016 goals.
The table below presents the Corporate Scorecard goals and the Compensation Committee’s assessment of our achievement against those goals.

Corporate Scorecard Goal	Assessment of Performance
Our Customers
The company achieved or exceeded almost all elements of this goal. Significant improvements were made in the quality of customer service with a strong increase in customer satisfaction survey scores for the multifamily business. In addition, the single-family customer satisfaction survey results remained in line with top performing financial institutions.

Compete for business by being a customer-centric organization

People and Culture
Most elements of this goal were achieved or exceeded. Focused efforts to build the company's desired culture have yielded positive results, including improved scores on the company's People Survey. The company also increased the retention of high-performing employees and continued to improve leadership diversity. Although the company improved its practice of filling management roles with internal candidates, it did not do so to the full extent desired.

Hire and retain talented people in a winning culture

Operating Performance
All elements of this goal were achieved or exceeded. Single-family core new book earnings and multifamily comprehensive income were above plan, and the company had lower core G&A expenses. Multifamily new business volume was also above plan, and the company achieved its single-family GSE market share target.

Operate as well as the best-run financial institutions

Risk and Capital Management
All elements of this goal were achieved or exceeded. The company continued to mitigate the its risk through the transfer of credit risk on single-family new business, developed additional types of multifamily risk transfer transactions, and pro-actively and efficiently reduced legacy assets.

Manage risk and capital as well as the largest financial institutions

Community Mission
Based on preliminary information, the company believes it met three of the single-family affordable housing goals, but believes that it fell short of meeting the FHFA benchmark level for the other two single-family goals. The company believes it achieved all three multifamily affordable housing goals and exceeded the target for new multifamily affordable lending. The company continued to close the gap on its single-family affordable housing goals, which were missed by the smallest margin in the past three years. The single-family business continued to broaden access to credit with outreach and training and with the Home Possible Advantage and Housing Finance Agency Advantage mortgage products. The multifamily business continued its focus on workforce and affordable housing by rolling out the company's Green Advantage suite of offerings and investing in the Targeted Affordable business and the moderate rehabilitation lending program.

Responsibly increase access to housing finance

The Compensation Committee also assessed the individual performance of each eligible NEO. In making its assessments, the Committee took into consideration input from Mr. Layton as well as the company’s Corporate Scorecard performance. In each case, the Compensation Committee’s determination was consistent with Mr. Layton’s recommendation. FHFA reviewed and approved the compensation associated with these determinations.
Each NEO’s individual performance is discussed below.

Freddie Mac 2016 Form 10-K	371

Executive Compensation	Compensation Discussion and Analysis

James G. Mackey	Executive Vice President — Chief Financial Officer
Performance Highlights:
●	Near-complete development and implementation of hedge accounting with full safety and soundness.
●	Improved budgeting process, with more timely budget development, greater transparency, and improved internal cost allocation capabilities.
●	Further financial planning and analysis improvement, including training, tools, and productivity metrics.
●
Continued operation efficiency improvements, which included streamlining records management, SEC reporting and disclosures, redefined segment earnings and press release design, and Dodd-Frank Stress Testing (“DFAST”) process submissions.

●	Continued strengthening of legacy controls, including the successful remediation of the Master Trust Agreement cash process.
●	Strong leadership in the development of management in the Finance Division, including ongoing job rotation programs for key personnel.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision:
The Compensation Committee determined that Mr. Mackey should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company’s performance against the Corporate Scorecard and his individual performance.

Anil D. Hinduja	Executive Vice President — Chief Enterprise Risk Officer
Performance Highlights:
●	Significantly upgraded the company’s Enterprise Risk Framework, Policies, and Standards, addressing accountabilities, risk types, and governance.
●	Successfully aided development of the FHFA Conservator Capital Framework and prepared for 2017 implementation.
●	Defined the strategy and roadmap for a major strengthening of operational risk management in the company, including personal leadership across the entire enterprise.
●	Developed risk appetite methodology for Credit, Market and Liquidity Risks.
●	Increased the capabilities of the Enterprise Risk Management Division by hiring experienced officers in several key areas.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision:
The Compensation Committee determined that Mr. Hinduja should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company’s performance against the Corporate Scorecard and his individual performance.

David B. Lowman	Executive Vice President — Single-Family Business
Performance Highlights:
●	Achieved higher Single-Family earnings (excluding the legacy portfolio) in 2016 over the prior year.
●	Led the successful launch of the Loan Advisor Suite.
●	Expanded credit risk transfer offerings, including STACR Collateral, ACIS Stand Alone and Deep MI.
●	Improved the performance of meeting all of the company’s single-family affordable housing goals.
●	Continued ongoing improvement in customer service; 2016 results were consistent with customer satisfaction at the best financial institutions.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision:
The Compensation Committee determined that Mr. Lowman should receive 100% of his At-Risk Deferred Salary that was subject to reduction based on the company’s performance against the Corporate Scorecard and his individual performance.

William H. McDavid	Executive Vice President — General Counsel & Corporate Secretary
Performance Highlights:
●	Supervised the successful resolution of a variety of lawsuits resulting in favorable settlements and helped effectively navigate a number of new regulatory initiatives.
●	Provided sound legal advice to the Board and senior management on a wide variety of significant issues.
●	Successfully supported the increased volume and complexity of Single-Family transactions and securitizations.
●	Successfully supported the substantially increased volume of Multifamily transactions.
●	Continued to maintain a high level of internal client satisfaction.
At-Risk Deferred Salary (Corporate Scorecard/Individual) Funding Decision:
The Compensation Committee determined that Mr. McDavid should receive 95% of his At-Risk Deferred Salary that was subject to reduction based on the company’s performance against the Corporate Scorecard and his individual performance.

Freddie Mac 2016 Form 10-K	372

Executive Compensation	Compensation Discussion and Analysis

2016 DEFERRED SALARY
The following chart reports the actual amounts of 2016 Deferred Salary for each eligible NEO. The actual amount earned in each calendar quarter is scheduled to be paid on the last pay date of the corresponding calendar quarter in 2017.

	2016 Actual Deferred Salary
		At-Risk				Total Actual Deferred Salary	% of Target
Named Executive Officer(1)	Fixed	Conservatorship Scorecard	% of Target	Corporate Scorecard/ Individual	% of Target
Mr. Mackey	1,600,000	441,000	98%	450,000	100%	2,491,000	99.6%
Mr. Hinduja	1,075,000	330,750	98%	337,500	100%	1,743,250	99.6%
Mr. Lowman	1,600,000	441,000	98%	450,000	100%	2,491,000	99.6%
Mr. McDavid	1,320,000	382,200	98%	370,500	95%	2,072,700	98.7%

(1)	Mr. Layton was not eligible for deferred salary in 2016 and therefore is not included in this table.
WRITTEN AGREEMENTS RELATING TO NEO EMPLOYMENT
We entered into letter agreements with each of our NEOs in connection with their hiring. Although the letter agreements set forth specific initial levels of Base Salary and, where applicable, Target TDC, the compensation of each NEO is subject to change by FHFA and to the terms of the EMCP.
We also entered into restrictive covenant and confidentiality agreements with each of our NEOs in connection with their hiring. The non-competition and non-solicitation provisions included in the restrictive covenant and confidentiality agreements are described in “Restrictive Covenant and Confidentiality Agreements.”
The NEOs are not currently entitled to a guaranteed level of severance benefits upon any type of termination event. For additional information on compensation and benefits payable in the event of a termination of employment, see “Potential Payments Upon Termination of Employment.”
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
MR. MACKEY
We entered into a letter agreement and a restrictive covenant and confidentiality agreement with Mr. Mackey in connection with his employment as our CFO. The terms of Mr. Mackey’s letter agreement provide him with an annual Target TDC opportunity of $3,000,000, consisting of Base Salary of $500,000 and Deferred Salary of $2,500,000, and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s executive officers pursuant to the terms of these plans.

Freddie Mac 2016 Form 10-K	373

Executive Compensation	Compensation Discussion and Analysis

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
MR. HINDUJA
We entered into a letter agreement and a restrictive covenant and confidentiality agreement with Mr. Hinduja in connection with his employment as our EVP - Chief Enterprise Risk Officer. The terms of Mr. Hinduja’s letter agreement provide him with an annual Target TDC opportunity of $2,250,000, consisting of Base Salary of $500,000 and Deferred Salary of $1,750,000, and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s executive officers pursuant to the terms of these plans.
Mr. Hinduja’s letter agreement also provided for a cash sign-on award of $1,200,000 in recognition of the forfeited compensation at his prior employer. This award is paid in installments as follows: (i) first installment: $350,000 on the same date on which Mr. Hinduja received his first payment of Base Salary; (ii) second installment: $400,000 in March 2016; (iii) third installment: $300,000 in March 2017; and (iv) fourth installment: $150,000 in March 2018. As required by the terms of Mr. Hinduja’s letter agreement and as a result of the imposition of a waiting period by his prior employer during which he was not permitted to begin his employment with us, the amount of the second installment was increased by $262,500. Each installment is subject to repayment in the event that, prior to the first anniversary of an installment payment date, Mr. Hinduja terminates his employment with Freddie Mac for any reason or Freddie Mac terminates his employment due to the occurrence of any of the Forfeiture Events described in his Recapture and Forfeiture Agreement. Copies of Mr. Hinduja’s letter agreement and restrictive covenant and confidentiality agreement are filed as Exhibits 10.28 and 10.29, respectively, to this Form 10-K.
MR. LOWMAN
We entered into a letter agreement and a restrictive covenant and confidentiality agreement with Mr. Lowman in connection with his employment as our EVP - Single-Family Business. The terms of Mr. Lowman’s letter agreement provide him with an annual Target TDC opportunity of $3,000,000, consisting of Base Salary of $500,000 and Deferred Salary of $2,500,000, and the opportunity to participate in all employee benefit plans offered to Freddie Mac’s executive officers pursuant to the terms of these plans. Copies of Mr. Lowman’s letter agreement and restrictive covenant and confidentiality agreement are filed as Exhibits 10.48 and 10.49, respectively, to our Form 10-K for the fiscal year ended December 31, 2013 filed on February 27, 2014.
MR. MCDAVID
We entered into a letter agreement and a restrictive covenant and confidentiality agreement with Mr. McDavid in connection with his employment as our EVP - General Counsel and Corporate Secretary. The terms of Mr. McDavid’s letter agreement provide him with an annual Target TDC opportunity of $2,600,000, which consists of Base Salary of $500,000 and Deferred Salary of $2,100,000, and the

Freddie Mac 2016 Form 10-K	374

Executive Compensation	Compensation Discussion and Analysis

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
RECAPTURE AND FORFEITURE AGREEMENT
Freddie Mac has adopted, with the approval of FHFA, the Recapture and Forfeiture Agreement (the “Recapture Agreement”). In order to participate in the EMCP, each of our NEOs has entered into a Recapture Agreement. Mr. Layton’s Recapture Agreement applies only to the Deferred Salary he earned from July 1, 2015 through November 24, 2015.
The Recapture Agreement provides for the recapture and/or forfeiture of Deferred Salary (including related interest) earned, paid, or to be paid pursuant to the terms of the EMCP if, after providing the required notice, our Board of Directors, in the good faith exercise of its sole discretion, determines that a Forfeiture Event has occurred. The Forfeiture Events and the Deferred Salary subject to recapture and/or forfeiture are described below.

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

Freddie Mac 2016 Form 10-K	375

Executive Compensation	Compensation Discussion and Analysis

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
A copy of the form of the Recapture Agreement is filed as Exhibit 10.18 to this Form 10-K.
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

INDEMNIFICATION AGREEMENTS
We have entered into indemnification agreements with each of our current executive officers (including each of our NEOs) and directors, each an indemnitee. For indemnification agreements entered into with executive officers in or after August 2011, the form of agreement has been revised to provide that indemnification rights under the agreement would terminate if and when the executive officer remained with Freddie Mac after ceasing to report directly to the CEO with respect to any claims arising from matters occurring after the officer no longer reported directly to the CEO. Similar indemnification rights would continue to be available to such executive officers under the Bylaws going forward. The indemnification agreements provide that we will indemnify the indemnitee to the fullest extent permitted by our Bylaws and Virginia law. This obligation includes, subject to certain terms and conditions, indemnification against all liabilities and expenses (including attorneys’ fees) actually and reasonably incurred by the indemnitee in connection with any threatened or pending action, suit, or proceeding, except such liabilities and expenses as are incurred because of the indemnitee’s willful misconduct or

Freddie Mac 2016 Form 10-K	376

Executive Compensation	Compensation Discussion and Analysis

knowing violation of criminal law. The indemnification agreements provide that if requested by the indemnitee, we will advance expenses, subject to repayment by the indemnitee of any funds advanced if it is ultimately determined that the indemnitee is not entitled to indemnification. The rights to indemnification under the indemnification agreements are not exclusive of any other right the indemnitee may have under any statute, agreement, or otherwise. Our obligations under the indemnification agreements will continue after the indemnitee is no longer a director or officer of the company with respect to any possible claims based on the fact that the indemnitee was a director or officer, and the indemnification agreements will remain in effect in the event the conservatorship is terminated. The indemnification agreements also provide that indemnification for actions instituted by FHFA will be governed by the standards set forth in FHFA’s Notice of Proposed Rulemaking, published in the Federal Register on November 14, 2008, implementing 12 U.S.C. 4518. That proposed rulemaking has not yet been finalized, and FHFA published a revised Proposed Rule on Indemnification Payments in the Federal Register on September 20, 2016. The revised Proposed Rule specifies restrictions on indemnification for actions instituted by FHFA, but indicates that the rule would not apply to regulated entities that are operating in conservatorship.
OTHER EXECUTIVE COMPENSATION CONSIDERATIONS
EFFECT OF TERMINATION OF EMPLOYMENT
The timing and payment of any unpaid portion of Deferred Salary and related interest is based upon the reason for termination, as discussed in “Potential Payments Upon Termination of Employment.”
PERQUISITES
We believe that perquisites should be a minimal part of the compensation package for our NEOs. Total annual perquisites for any NEO cannot exceed $25,000 without FHFA approval, and we do not provide a gross-up to cover any taxes due on the perquisite itself. The only perquisite provided to our NEOs during 2016 was reimbursement for assistance with personal financial planning, tax planning, and/or estate planning, up to an annual maximum benefit of $4,500, with an additional $2,500 allowance provided in the first year in which an NEO becomes eligible for the benefit.
SERP
Our NEOs are eligible to participate in our SERP. The SERP is designed to provide participants with the full amount of benefits to which they would have been entitled under our Thrift/401(k) Plan if that plan was not subject to certain dollar limits under the Internal Revenue Code. This is referred to as the “SERP Benefit.” For participants in the EMCP (or prior executive compensation programs), benefits under the SERP Benefit are limited in any calendar year to two times a participant’s Base Salary.
For additional information regarding these benefits, see “2016 Compensation Information for NEOs” and “Nonqualified Deferred Compensation.”
STOCK OWNERSHIP, HEDGING, AND PLEDGING POLICIES
Our stock ownership guidelines were suspended when conservatorship began because we ceased paying our executives stock-based compensation. The Purchase Agreement prohibits us from issuing any shares of our equity securities without the prior written consent of Treasury. The suspension of stock

Freddie Mac 2016 Form 10-K	377

Executive Compensation	Compensation Discussion and Analysis

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

•
FHFA has directed us to obtain its approval before we: (i) enter into new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements for officers at the SVP level and above and for other officers as FHFA may deem necessary to successfully carry out its role as Conservator; or (ii) establish or modify performance management processes for such officers.

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

Freddie Mac 2016 Form 10-K	378

Executive Compensation	Compensation Discussion and Analysis

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
This report is respectfully submitted by the members of the Compensation Committee.

Nicolas P. Retsinas, Chair
Raphael W. Bostic
Carolyn H. Byrd
Steven W. Kohlhagen
Saiyid T. Naqvi
Eugene B. Shanks, Jr.

Freddie Mac 2016 Form 10-K	379

Executive Compensation	Compensation and Risk

COMPENSATION AND RISK
Our management conducted an assessment of our compensation policies and practices that were in place during 2016 and that were applicable to employees at all levels, including those participating in the EMCP. The purpose of the assessment was to determine whether any elements of the overall compensation program encourage unnecessary or excessive risk taking by employees in the achievement of stated corporate objectives or pursuit of individual compensation targets. The assessment was conducted by members of our ERM and human resources teams.
The review included an evaluation of:

•	The types of compensation offered (including fixed, variable, and deferred);

•	Eligibility for participation in compensation programs;

•	Compensation program design and governance;

•	The process for establishing performance objectives; and

•	Processes and program approvals for our compensation programs.
The assessment was discussed with the Compensation Committee in January 2017. Management’s conclusion, with which the Compensation Committee concurred, is that the company’s compensation programs and practices do not encourage unnecessary or excessive risk behaviors in pursuit of Corporate or Conservatorship Scorecard objectives or otherwise, and the programs and practices would not be reasonably likely to have a material adverse effect on Freddie Mac.

Freddie Mac 2016 Form 10-K	380

Executive Compensation	2016 Compensation Information for NEOs

2016 COMPENSATION INFORMATION FOR NEOs
The following sections set forth compensation information for our NEOs: our CEO, CFO, and the three other most highly compensated executive officers who were serving as executive officers as of December 31, 2016.
SUMMARY COMPENSATION TABLE

		Salary			Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)
	Year	Earned During Year(1)	Deferred(2)	Bonus(3)			Total
Donald H. Layton	2016	$600,000	$—	$—	$—	$101,609	$701,609
Chief Executive Officer	2015(6)	660,345	818,886	—	472,748	56,958	2,008,937
	2014	600,000	—	—		60,586	660,586

James G. Mackey	2016	500,000	1,600,000	—	893,896	89,874	3,083,770
EVP — Chief Financial Officer	2015	500,000	1,600,000	—	887,608	86,674	3,074,282
	2014	500,000	1,600,000	450,000	900,585	21,099	3,471,684

Anil D. Hinduja	2016	500,000	1,075,000	662,500	670,422	39,318	2,947,240
EVP — Chief Enterprise Risk Officer

David B. Lowman	2016	500,000	1,600,000	—	893,896	89,874	3,083,770
EVP — Single-Family Business	2015	500,000	1,600,000	—	887,608	86,674	3,074,282
	2014	500,000	1,600,000	—	900,585	65,045	3,065,630

William H. McDavid	2016	500,000	1,320,000	—	755,146	88,964	2,664,110
EVP — General Counsel & Corporate Secretary	2015	500,000	1,320,000	—	769,260	86,324	2,675,584
	2014	500,000	1,320,000	—	780,507	110,168	2,710,675

(1)	Amounts shown reflect Base Salary earned during the year.

(2)
Amounts shown reflect Fixed Deferred Salary earned during the year. The interest rate for Fixed Deferred Salary earned during 2016, 2015, and 2014 was 0.325%, 0.125%, and 0.065%, respectively, which is equal to 50% of the one-year Treasury Bill rate as of December 31 of the applicable prior year. Fixed Deferred Salary earned during each quarter is paid in cash on the last pay date of the corresponding quarter in the following year, along with accrued interest. The remaining portion of Deferred Salary is reported in “Non-Equity Incentive Plan Compensation” and is referred to as “At-Risk” because it is subject to reduction based on corporate and individual performance. Interest on Fixed Deferred Salary earned during 2016, 2015, and 2014 is included in All Other Compensation.

(3)	Amounts shown reflect cash sign-on payments made to Messrs. Mackey and Hinduja in connection with their hiring. See “Written Agreements Relating to NEO Employment” for additional information.

(4)
Amounts shown reflect At-Risk Deferred Salary earned during each year as well as interest on that At-Risk Deferred Salary. The interest rate for At-Risk Deferred Salary earned during 2016, 2015, and 2014 was 0.325%, 0.125%, and 0.065%, respectively, which is equal to 50% of the one-year Treasury Bill rate as of December 31 of the applicable prior year. At-Risk Deferred Salary earned during each quarter is paid in cash on the last pay date of the corresponding quarter in the following year. See “Determination of 2016 At-Risk Deferred Salary.”

(5)
Amounts for 2016 reflect (i) employer contributions earned under our tax-qualified Thrift/401(k) Plan for the year; (ii) accruals earned pursuant to the SERP Benefit for the year; (iii) interest (as described in footnote 2) on Fixed Deferred Salary earned during the year; and (vi) perquisites. These amounts for 2016 are as follows:

Freddie Mac 2016 Form 10-K	381

Executive Compensation	2016 Compensation Information for NEOs

	Thrift/401(k) Plan Contributions	SERP Benefit Accruals	Interest on Fixed Deferred Salary	Perquisites
Mr. Layton	$22,525	$79,084	$—	$—
Mr. Mackey	22,525	62,149	5,200	—
Mr. Hinduja	6,625	29,199	3,494	—
Mr. Lowman	22,525	62,149	5,200	—
Mr. McDavid	22,525	62,149	4,290	—
Employer contributions to the Thrift/401(k) Plan are generally available on the same terms to all of our employees. After the first year of employment, we match up to 6% of eligible compensation at 100% of the employee’s contributions. Employee contributions and our matching contributions are invested in accordance with the employee’s investment elections and are immediately vested. After their first year of employment, employees receive an additional employer contribution to our Thrift/401(k) Plan equal to 2.5% of compensation earned in the prior year and are automatically vested in that contribution. For additional information regarding the SERP Benefit, see “Nonqualified Deferred Compensation.”
Perquisites are valued at their aggregate incremental cost to us. During the years reported, the aggregate value of perquisites received by all NEOs was less than $10,000. In accordance with SEC rules, amounts shown under “All Other Compensation” do not include perquisites for an NEO that, in the aggregate, amount to less than $10,000.

(6)
On June 29, 2015, FHFA approved Mr. Layton’s participation in the EMCP, effective July 1, 2015. On December 1, 2015, FHFA subsequently directed Freddie Mac to suspend, pursuant to the Equity in Government Compensation Act of 2015, his participation as of November 24, 2015. The components of Mr. Layton’s Target TDC under the EMCP are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2015 in “Executive Compensation — Compensation Discussion and Analysis — Determination of 2015 Target TDC for NEOs — 2015 Target TDC.”

GRANTS OF PLAN-BASED AWARDS
The following table contains information concerning grants of plan-based awards to each of the NEOs during 2016. The Purchase Agreement prohibits us from issuing equity securities without Treasury’s consent. No stock awards were granted during 2016. For a description of the performance and other measures used to determine payouts, see “Elements of Target Total Direct Compensation,” “Determination of 2016 Target TDC for NEOs,” “Determination of At-Risk Deferred Salary,” and “2016 Deferred Salary.”

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)
Name(1)	At-Risk Deferred Salary Award	Threshold	Target/Maximum
Mr. Mackey	Conservatorship Scorecard	—	450,000
	Corporate Scorecard/Individual	—	450,000
	Total	—	900,000
Mr. Hinduja	Conservatorship Scorecard	—	337,500
	Corporate Scorecard/Individual	—	337,500
	Total	—	675,000
Mr. Lowman	Conservatorship Scorecard	—	450,000
	Corporate Scorecard/Individual	—	450,000
	Total	—	900,000
Mr. McDavid	Conservatorship Scorecard	—	390,000
	Corporate Scorecard/Individual	—	390,000
	Total	—	780,000

(1)	Mr. Layton was not eligible to receive Deferred Salary in 2016 and therefore is not included in this table.

Freddie Mac 2016 Form 10-K	382

Executive Compensation	2016 Compensation Information for NEOs

(2)
The amounts reported reflect At-Risk Deferred Salary granted in 2016 which is subject to reduction based on: (i) corporate performance against the Conservatorship Scorecard; and (ii) an officer’s individual performance and the company’s performance against the Corporate Scorecard goals. The amount of At-Risk Deferred Salary actually earned can range from 0% of target (reported in the Threshold column) to a maximum of 100% of target (reported in the Target/Maximum column). Actual At-Risk Deferred Salary amounts earned during 2016 are reported in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
None of the NEOs had unexercised options or unvested RSUs as of December 31, 2016.
OPTION EXERCISES AND STOCK VESTED
None of the NEOs exercised options or had RSUs vest during 2016.
PENSION BENEFITS
Freddie Mac previously offered a Pension Plan, which was a tax-qualified, defined benefit pension plan, covering substantially all employees hired before 2012 who had attained age 21 and completed one year of service with us. In October 2013, FHFA directed us to cease accruals under the Pension Plan effective December 31, 2013 and to commence terminating the Pension Plan. None of the NEOs was pension-eligible prior to the termination of the Pension Plan. Accordingly, a Pension Benefits table is not presented.
NONQUALIFIED DEFERRED COMPENSATION
Non-qualified deferred compensation for the NEOs consists of the SERP Benefit. The SERP is an unfunded, non-qualified defined contribution plan designed to provide participants with the full amount of benefits to which they would have been entitled under the Thrift/401(k) Plan if that plan was not subject to certain dollar limits under the Internal Revenue Code. The SERP Benefit equals the amount of the employer matching and 2.5% contributions for each NEO that would have been made to the Thrift/401(k) Plan during the year, based upon the participant’s eligible compensation, without application of those limits, less the amount of the matching contributions and 2.5% contributions annually made to the Thrift/401(k) Plan during the year, but not to exceed two times the NEO’s Base Salary. We believe the SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with the companies in our Comparator Group. Participants are credited with earnings or losses in their SERP Benefit accounts based upon each participant’s individual direction of the investment of such notional amounts among the virtual investment funds available under the SERP, which are the same as the investment options available under the Thrift/401(k) Plan.
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

Freddie Mac 2016 Form 10-K	383

Executive Compensation	2016 Compensation Information for NEOs

Section 409A. If the NEO dies, the vested SERP Benefit is paid in the form of a lump sum within 90 days of death.
The following table shows the contributions, earnings, withdrawals and distributions, and accumulated balances under the SERP Benefit for each NEO.
SERP BENEFIT

Name	Executive Contribution in Last FY ($)(1)	Freddie Mac Accruals in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distrib. ($)	Balance at Last FYE ($)(4)
Mr. Layton	$—	$79,084	$13,178	$—	$182,863

Mr. Mackey	—	62,149	579	—	138,489

Mr. Hinduja	—	29,199	960	—	30,159

Mr. Lowman	—	62,149	6,979	—	173,266

Mr. McDavid	—	62,149	1,102	—	235,846

(1)	The SERP does not allow for employee contributions.

(2)
Amounts reported reflect accruals under the SERP Benefit during 2016, including accruals for the plan year 2016 2.5% contribution which will be allocated to NEO accounts in 2017. These amounts are also reported in the “All Other Compensation” column in the Summary Compensation Table.

(3)	Amounts reported represent the total interest and other earnings credited to each NEO under the SERP Benefit.

(4)
Amounts reported reflect the accumulated balances under the SERP Benefit for each NEO and include the plan year 2016 2.5% contribution which will be allocated to NEO accounts in 2017. All NEOs are fully vested in their SERP Benefit account balances.

The following 2015 SERP Benefit accrual amounts were reported in the “All Other Compensation” column in the 2015 Summary Compensation Table as compensation for each NEO for whom accruals were made and reported during 2015: Mr. Layton: $33,409, Mr. Mackey: $62,149, Mr. Lowman: $62,149, and Mr. McDavid: $62,149. See our Form 10-K for the fiscal year ended December 31, 2015 filed on February 18, 2016. The following 2014 SERP Benefit accrual amounts were reported in the “All Other Compensation” column in the 2014 Summary Compensation Table as compensation for each NEO for whom accruals were made and reported during 2014: Mr. Layton: $32,111, Mr. Mackey: $13,559, Mr. Lowman: $52,275, and Mr. McDavid: $80,835. See our Form 10-K for the fiscal year ended December 31, 2014 filed on February 19, 2015.
POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT
We have entered into various agreements in connection with the employment of the NEOs that call for us to pay compensation to our NEOs in the event of a termination of employment. The actual payment of any level of termination benefits is subject to FHFA review and approval. For more information, see “Written Agreements Relating to NEO Employment.”
In addition, the EMCP addresses the treatment of Base Salary and Deferred Salary upon various termination events. Base Salary ceases upon an NEO’s termination of employment, regardless of the termination reason. An NEO generally does not need to be employed by us on the payment date to receive payments of Deferred Salary (including related interest) that are unpaid at the time of termination of employment. The following table describes the effect of various termination events upon unpaid Deferred Salary.

Freddie Mac 2016 Form 10-K	384

Executive Compensation	2016 Compensation Information for NEOs

•
Forfeiture Event — All earned but unpaid Fixed and At-Risk Deferred Salary (including related interest) is subject to forfeiture upon the occurrence of a Forfeiture Event, as described above under “Written Agreements Relating to NEO Employment — Recapture and Forfeiture Agreement.”

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

The table below describes the compensation and benefits that would have been payable to each NEO had the officer terminated his employment under various circumstances as of December 31, 2016. Mr. Layton is excluded from this table because he is not entitled to receive any payments in connection with a termination of employment.
The table below does not address changes in control, as we are not obligated to provide any additional compensation to our NEOs in connection with a change in control. The table also does not address potential payments upon a termination for cause, which is a termination resulting from the occurrence of an event or conduct described in the Recapture Agreement. All earned but unpaid Deferred Salary is subject to forfeiture upon the occurrence of such a termination. However, the amount of compensation, if any, to be recaptured and/or forfeited is determined by the Board of Directors, which can only occur following the occurrence of a for cause termination. See “Written Agreements Relating to NEO Employment — Recapture and Forfeiture Agreement.”
The table below also does not include vested balances in the SERP. All NEOs are fully vested in their account balances. Amounts shown in the table also do not include certain items available to all employees generally upon a termination event.
The table below also does not include stock options or RSUs, as there were no outstanding stock options or RSUs held by NEOs as of December 31, 2016.

Freddie Mac 2016 Form 10-K	385

Executive Compensation	2016 Compensation Information for NEOs

	Death	Disability	Retirement(1)	All Other Not For Cause Terminations(2)
James G. Mackey
Deferred Salary:
Fixed	$1,600,000	$1,600,000	$	$1,184,000
At Risk-Conservatorship Scorecard(3)	450,000	450,000	-	441,000
At Risk-Corporate Scorecard/Individual(4)	450,000	450,000	-	450,000
Interest on Deferred Salary(5)	5,070	8,125	-	6,744
Total	$2,505,070	$2,508,125	$—	$2,081,744

Anil D. Hinduja
Deferred Salary:
Fixed	$1,075,000	$1,075,000	$—	$795,500
At Risk-Conservatorship Scorecard(3)	337,500	337,500	—	330,750
At Risk-Corporate Scorecard/Individual(4)	337,500	337,500	—	337,500
Interest on Deferred Salary(5)	3,549	5,688	—	4,757
Total	$1,753,549	$1,755,688	$—	$1,468,507

David B. Lowman
Deferred Salary:
Fixed	$1,600,000	$1,600,000	$	$1,184,000
At Risk-Conservatorship Scorecard(3)	450,000	450,000	-	441,000
At Risk-Corporate Scorecard/Individual(4)	450,000	450,000	-	450,000
Interest on Deferred Salary(5)	5,070	8,125	-	6,744
Total	$2,505,070	$2,508,125	$—	$2,081,744

William H. McDavid
Deferred Salary:
Fixed	$1,320,000	$1,320,000	$1,320,000	$—
At Risk-Conservatorship Scorecard(3)	390,000	390,000	382,200	—
At Risk-Corporate Scorecard/Individual(4)	390,000	390,000	370,500	—
Interest on Deferred Salary(5)	4,259	6,825	6,736	—
Total	$2,104,259	$2,106,825	$2,079,436	$—

(1)	Mr. McDavid is the only retirement-eligible NEO under the EMCP.

(2)
All Other Not For Cause Terminations refer to voluntary terminations other than for retirement and involuntary terminations other than for cause. No amounts are shown for Mr. McDavid because he is retirement eligible. In accordance with early termination provisions in the EMCP, the amounts disclosed for Deferred Salary: Fixed for all other NEOs have been reduced by 26% to reflect a December 31, 2016 termination event.

(3)
The amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard in the Retirement and All Other Not For Cause Terminations columns reflect the funding level determined by FHFA with respect to performance against the 2016 Conservatorship Scorecard. In cases of death or disability, the process for determining the funding level is waived if the funding level has not been determined at the date of termination. The funding level had not been determined as of December 31, 2016 and, as a result, no reduction has been applied to these amounts.

(4)
The amounts reported for Deferred Salary: At Risk-Corporate Scorecard/Individual in the Retirement and All Other Not For Cause Terminations columns reflect the assessment of 2016 performance approved by the Compensation Committee and FHFA. For death or disability, the provisions are the same as for the amounts reported for Deferred Salary: At Risk-Conservatorship Scorecard.

(5)
Interest on Deferred Salary is accrued and paid in accordance with the terms of the EMCP. The amount of interest in the Death column assumes that payment occurs on the 90th day following the date of death, which is assumed to be December 31, 2016.

Freddie Mac 2016 Form 10-K	386

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP
Our only class of voting stock is our common stock. Upon its appointment as Conservator, FHFA immediately succeeded to the voting rights of holders of our common stock. The following table shows the beneficial ownership of our common stock as of February 14, 2017 by our current directors, our NEOs, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. As of February 14, 2017, each director and NEO, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. Unless otherwise noted, the information presented below is based on information provided to us by the individuals or entities specified in the table.
STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

Name	Position	Common Stock Beneficially Owned Excluding Stock Options(1)	Stock Options Exercisable Within 60 Days of Feb. 14, 2017	Total Common Stock Beneficially Owned
Raphael W. Bostic	Director	—	—	—
Carolyn H. Byrd	Director	—	—	—
Lance F. Drummond	Director	—	—	—
Thomas M. Goldstein	Director	—	—	—
Richard C. Hartnack	Director	—	—	—
Steven W. Kohlhagen	Director	—	—	—
Christopher S. Lynch	Director	—	—	—
Sara Mathew	Director	—	—	—
Saiyid T. Naqvi	Director	—	—	—
Nicolas P. Retsinas	Director	10,824	—	10,824
Eugene B. Shanks, Jr.	Director	—	—	—
Anthony A. Williams	Director	—	—	—
Donald H. Layton	Chief Executive Officer	—	—	—
James G. Mackey	EVP - Chief Financial Officer	—	—	—
Anil D. Hinduja	EVP - Chief Enterprise Risk Officer	—	—	—
David B. Lowman	EVP - Single-Family Business	—	—	—
William H. McDavid	EVP - General Counsel & Corp. Sec.	—	—	—
All directors and executive officers as a group (22 persons)		38,292	—	38,292

(1)	Includes shares of stock beneficially owned as of February 14, 2017.

Freddie Mac 2016 Form 10-K	387

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP BY GREATER-THAN 5% HOLDERS

5% Holder(1)	Common Stock Beneficially Owned	Percent of Class
U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable(2)	79.9%

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the directors and executive officers of a reporting company and persons who own more than 10% of a registered class of such company’s equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of such reports, we believe that during 2016 all of our directors and executive officers complied with such reporting obligations.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table provides information about our common stock that may be issued upon the exercise of options, warrants, and rights under our existing equity compensation plans at December 31, 2016. Prior to conservatorship, stockholders approved the Employee Stock Purchase Plan, the 2004 Stock Compensation Plan, and the 1995 Stock Compensation Plan (together, the “Employee Plans”), and the 1995 Directors’ Stock Compensation Plan (the “Directors’ Plan”). We suspended the operation of these plans following our entry into conservatorship and are no longer granting awards under such plans.

Freddie Mac 2016 Form 10-K	388

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	50,670	N/A	35,871,004(1)
Equity compensation plans not approved by stockholders	None	N/A	None

(1)
Includes 28,352,108 shares, 5,845,739 shares, and 1,673,157 shares available for issuance under the 2004 Stock Compensation Plan, the Employee Stock Purchase Plan, and the Directors’ Plan, respectively. No shares are available for issuance under the 1995 Stock Compensation Plan.

Freddie Mac 2016 Form 10-K	389

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
In determining whether to approve or ratify a related person transaction covered by the Related Person Transactions Policy, the appropriate Authorized Approver reviews and considers all relevant information, which may include:

•	The nature of the related person’s interest in the transaction;

•	The approximate total dollar value of, and extent of the related person’s interest in, the transaction;

•	Whether the transaction was or would be undertaken in the ordinary course of our business;

Freddie Mac 2016 Form 10-K	390

Certain Relationships and Related Transactions

•	Whether the transaction is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party; and

•	The purpose, and potential benefits to us, of the transaction.
TRANSACTIONS WITH 5% SHAREHOLDERS
In connection with our entry into conservatorship, we issued a warrant to Treasury to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis. There were a number of transactions between us and Treasury since the beginning of 2016, as discussed in “MD&A — Consolidated Results of Operations,” “MD&A — Risk Management — Credit Risk — Single-Family Mortgage Credit Risk,” “MD&A — Conservatorship and Related Matters,” “MD&A — Regulation and Supervision,” Note 2, Note 4, Note 6, Note 9, Note 10, and Note 11.
FHFA, as conservator, approved the Purchase Agreement and our role as compliance agent in the MHA Program and the Memorandum of Understanding with Treasury, FHFA, and Fannie Mae under the HFA Initiative. FHFA also instructed us to implement a $5,000 principal reduction incentive under HAMP in which Treasury will pay the incentive for borrowers with certain of our HAMP modified loans. The remaining transactions described in the sections referenced above did not require review and approval under any of our policies and procedures relating to transactions with related persons.

We are the compliance agent for Treasury for certain foreclosure avoidance activities under HAMP. Among other duties, as the program compliance agent, we conduct examinations and review servicer compliance with the published requirements for the program.
TRANSACTIONS WITH INSTITUTIONS RELATED TO DIRECTORS
In the ordinary course of business, we were a party during 2016, and expect to continue to be a party during 2017, to certain business transactions with institutions affiliated with members of our Board. Management believes that the terms and conditions of the transactions were no more and no less favorable to us than the terms of similar transactions with unaffiliated institutions to which we are, or expect to be, a party. None of these transactions were required to be disclosed under SEC rules.
TRANSACTIONS WITH INSTITUTIONS RELATED TO EXECUTIVE OFFICERS
Mr. Layton joined us in May 2012 as CEO and as a member of the Board. Mr. Layton previously served as a senior executive officer of JPMorgan Chase, ending his service in 2004.
Freddie Mac has an extensive business relationship with JPMorgan Chase (through its subsidiaries). As of December 31, 2016, JPMorgan Chase was one of Freddie Mac’s largest servicers, and serviced approximately 1 million loans for Freddie Mac. JPMorgan Chase had an aggregate UPB of loans of approximately $150.7 billion as of December 31, 2016 and continues to have a substantial aggregate UPB of loans with the company. JPMorgan Chase sold approximately $19 billion in single-family loans to Freddie Mac in 2016.

Freddie Mac 2016 Form 10-K	391

Certain Relationships and Related Transactions

JPMorgan Chase also is a significant capital markets, derivatives, and multifamily counterparty and is an underwriter of our debt and mortgage securities. As of January 31, 2017, JPMorgan Chase and its subsidiaries had an aggregate notional balance of $19.9 billion of derivatives and $11.5 billion of reverse repurchase agreements with Freddie Mac. From January 1, 2016 through January 31, 2017, JPMorgan Chase served as underwriter for $82.5 billion of Freddie Mac’s debt securities and $20.6 billion of Freddie Mac’s mortgage-related securities.
Mr. Layton receives a pension from JPMorgan Chase in connection with his retirement in 2004. In addition, Mr. Layton has a deferred compensation balance under JPMorgan Chase’s Deferred Compensation Plan which earns a return based upon a defined list of mutual funds that Mr. Layton designates. Payments on the deferred compensation balance began in January 2016 with thirteen annual installments remaining. Mr. Layton also had deferred compensation (less than 10% of the total deferred compensation balance) in the form of “private equity balance,” which was paid in full in 2016. Mr. Layton’s deferred compensation balance is less than 10% of his total net worth on an after-tax basis. Mr. Layton also has brokerage and deposit accounts with JPMorgan Chase.
The amounts of Mr. Layton’s pension and deferred compensation do not depend in any way on JPMorgan Chase’s results as long as JPMorgan Chase is able to meet its obligations. In addition, in order to eliminate any potential conflicts of interest, Mr. Layton agreed to recuse himself from acting upon matters directly relating to JPMorgan Chase that may be considered by the Board, or presented to him in his capacity as CEO and a member of the Board, if such matter has the potential to affect JPMorgan Chase’s ability to satisfy its obligations to him. For the reasons described above, the Board has determined that Mr. Layton does not have a material interest in our relationship with JPMorgan Chase. The relationships described above were not required to be reviewed, approved, or ratified under our Related Person Transactions Policy.
CONSERVATORSHIP AGREEMENTS
Treasury, FHFA, and the Federal Reserve have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement, described in this Form 10-K. See “MD&A — Conservatorship and Related Matters” and Note 2.

Freddie Mac 2016 Form 10-K	392

Principal Accounting Fees and Services

PRINCIPAL ACCOUNTING FEES AND SERVICES
DESCRIPTION OF FEES
PricewaterhouseCoopers LLP has served as our independent public accountants since 2002. The following is a description of fees billed to us by PricewaterhouseCoopers LLP during 2016 and 2015.
AUDITOR FEES(1)

	2016	2015
	(In thousands)
Audit Fees(2)	$23,175	$23,321
Audit-Related Fees(3)	5,122	3,888
Tax Fees(4)	55	64
All Other Fees(5)	218	264
Total	$28,570	$27,537

(1)	These fees represent amounts billed (including reimbursable expenses within the designated year).

(2)	Audit fees include fees in connection with quarterly reviews of our interim financial information and the audit of our annual consolidated financial statements.

(3)
Audit-related fees include: (i) fees for the performance of certain agreed-upon procedures regarding aspects of compliance with the Purchase Agreement covenants; (ii) compliance evaluation of the minimum servicing standards as set forth in the Uniform Single Attestation Program for Mortgage Bankers; (iii) transaction validation and attestation related to certain of Freddie Mac’s risk transfer and structured transactions; (iv) fees for pre-implementation assistance for hedge accounting; and (v) fees related to accounting policy consultations.

(4)
The tax fees billed relate to non-audit tax consulting services to provide advice and recommendations related to tax planning or reporting matters, as well as non-audit tax services to provide assistance with the IRS tax audit matters and ongoing examinations, including information requests and associated responses.

(5)
All other fees include: (i) our subscription to a web-based suite of human resources benchmark data; (ii) advice and recommendations related to retention strategies; (iii) our subscription to accounting research software; and (iv) non-audit advice and recommendations related to technology implementation in the governance process.

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

Freddie Mac 2016 Form 10-K	393

Principal Accounting Fees and Services

services permitted under applicable law, to be performed by our independent auditors (or to designate one or more members of the Audit Committee to pre-approve such services and report such pre-approval to the Audit Committee).
Audit services that are within the scope of an auditor’s engagement approved by the Audit Committee prior to the performance of those services are deemed pre-approved and do not require separate pre-approval. Audit services not within the scope of an Audit Committee-approved engagement, as well as permissible non-audit services, must be separately pre-approved by the Audit Committee.
When the Audit Committee pre-approves a service, it typically sets a dollar limit for such service. Management endeavors to obtain pre-approval of the Audit Committee, or of the Chair of the Audit Committee (when the Chair of the Audit Committee has been delegated such authority), before it incurs fees exceeding the dollar limit. If the Chair of the Audit Committee approves the increase, the Chair will report such approval at the Audit Committee’s next scheduled meeting. The Audit Committee has delegated to the Chair the authority to address requests to pre-approve certain additional audit and non-audit services to be performed by the company’s independent auditor with fees totaling up to a maximum of $250,000 per quarter, with reporting of any such approval decisions to the Audit Committee at its next scheduled meeting.
The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit, audit-related, tax, and other services performed by our independent public accounting firm in 2016 and 2015.
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

Freddie Mac 2016 Form 10-K	394

Exhibits and Financial Statement Schedules

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
(1) Consolidated Financial Statements
The consolidated financial statements required to be filed in this Form 10-K are included in "Financial Statements and Supplementary Data."
(2) Financial Statement Schedules
None.
(3) Exhibits
An Exhibit Index has been filed as part of this Form 10-K beginning on page E-1 and is incorporated herein by reference.

Freddie Mac 2016 Form 10-K	395

Signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: February 16, 2017

Freddie Mac 2016 Form 10-K	396

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christopher S. Lynch*	Non-Executive Chairman of the Board	February 16, 2017
Christopher S. Lynch

/s/ Donald H. Layton	Chief Executive Officer and Director	February 16, 2017
Donald H. Layton	(Principal Executive Officer)

/s/ James G. Mackey	Executive Vice President — Chief Financial Officer	February 16, 2017
James G. Mackey	(Principal Financial Officer)

/s/ Robert D. Mailloux	Senior Vice President — Corporate Controller and	February 16, 2017
Robert D. Mailloux	Principal Accounting Officer (Principal Accounting Officer)

/s/ Raphael W. Bostic*	Director	February 16, 2017
Raphael W. Bostic

/s/ Carolyn H. Byrd*	Director	February 16, 2017
Carolyn H. Byrd

/s/ Lance F. Drummond*	Director	February 16, 2017
Lance F. Drummond

/s/ Thomas M. Goldstein*	Director	February 16, 2017
Thomas M. Goldstein

/s/ Richard C. Hartnack*	Director	February 16, 2017
Richard C. Hartnack

/s/ Steven W. Kohlhagen*	Director	February 16, 2017
Steven W. Kohlhagen

/s/ Sara Mathew*	Director	February 16, 2017
Sara Mathew

/s/ Saiyid T. Naqvi*	Director	February 16, 2017
Saiyid T. Naqvi

/s/ Nicolas P. Retsinas*	Director	February 16, 2017
Nicolas P. Retsinas

/s/ Eugene B. Shanks, Jr.*	Director	February 16, 2017
Eugene B. Shanks, Jr.

Freddie Mac 2016 Form 10-K	397

Signatures

/s/ Anthony A. Williams*	Director	February 16, 2017
Anthony A. Williams

*By:	/s/ Alicia S. Myara
Alicia S. Myara
Attorney-in-Fact

Freddie Mac 2016 Form 10-K	398

Glossary

GLOSSARY
This Glossary includes acronyms and defined terms that are used throughout this report.
ACIS - Agency Credit Insurance Structure - In a typical ACIS credit risk transfer transaction, we purchase insurance policies (typically underwritten by a group of insurers and reinsurers) that obligate the counterparties to reimburse us for specified credit events (based on either actual losses or losses calculated using a predefined formula) up to an aggregate limit that occur on our first loss and/or mezzanine loss positions associated with STACR debt note transactions in exchange for our payment of periodic premiums. We also enter into ACIS transactions that provide credit protection for certain specified credit events on loans not included in a reference pool created for a STACR debt note transaction.
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
CCO - Chief Compliance Officer
CD&A - Compensation Discussion and Analysis
CEO - Chief Executive Officer
CERO - Chief Enterprise Risk Officer

Freddie Mac 2016 Form 10-K	399

Glossary

CFO - Chief Financial Officer
CFPB - Consumer Financial Protection Bureau
Charge-offs, gross - Represent the amount of a loan that has been discharged in order to remove the loan from our consolidated balance sheets when the loan is deemed uncollectible, regardless of when the impact of the credit loss was recorded on our consolidated statements of comprehensive income. Generally the amount of a charge-off is the recorded investment in excess of the fair value of the loan's collateral.
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
Conforming loan/Conforming jumbo loan/Conforming loan limit - A conventional single-family loan with an original principal balance that is equal to or less than the applicable statutory conforming loan limit, which is a dollar amount cap on the original principal balance of single-family loans we are permitted by law to purchase or securitize. The conforming loan limit is determined annually based on changes in FHFA’s housing price index. The base conforming loan limit for a one-family residence has been set at $424,100 for 2017, and was set at $417,000 from 2006 to 2016. Higher limits have been established in certain “high-cost” areas (for 2017, up to $636,150 for a one-family residence). Higher limits also apply to two- to four-family residences, and for loans secured by properties in Alaska, Guam, Hawaii and the U.S. Virgin Islands.
Actual high-cost area loan limits are set by FHFA for each county (or equivalent), and the loan limit for specific high-cost areas may be lower than the maximum amounts. We refer to loans that we have purchased with a UPB exceeding the base conforming loan limit (i.e., $424,000 for 2017) as conforming jumbo loans.
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

Freddie Mac 2016 Form 10-K	400

Glossary

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
Delivery fee - An upfront fee charged to sellers above base contractual guarantee fees to compensate us for higher levels of risk in some loan products.
Derivative - A financial instrument whose value depends upon the characteristics and value of an underlying such as a financial asset or index. Examples of an underlying include a security or commodity price, interest or currency rates, and other financial indices.
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

Freddie Mac 2016 Form 10-K	401

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
EMCP - Executive Management Compensation Program
ERC - Enterprise Risk Committee
ERM - Enterprise Risk Management
EVP - Executive Vice President
Exchange Act - Securities Exchange Act of 1934, as amended
Fannie Mae - Federal National Mortgage Association
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
Freddie Mac mortgage-related securities - Securities we issue and guarantee that are backed by mortgages.
GAAP - Generally accepted accounting principles in the United States of America.
Giant PCs - Resecuritizations of previously issued PCs or Giant PCs. Giant PCs are single-class

Freddie Mac 2016 Form 10-K	402

Glossary

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
Guarantee fee - The fee that we receive for guaranteeing the payment of principal and interest to mortgage security investors, which consists primarily of a combination of base contractual guarantee fees paid on a monthly basis, as a percentage of the UPB of the underlying loans, and initial upfront payments, such as delivery fees.
Guidelines - Corporate Governance Guidelines, as revised
HAMP - Home Affordable Modification Program - Refers to the effort under the MHA Program whereby the U.S. government, Freddie Mac and Fannie Mae committed funds to help eligible homeowners avoid foreclosure and keep their homes through loan modifications. HAMP ended in December 2016.
HARP - Home Affordable Refinance Program - Refers to the effort under the MHA Program that seeks to help eligible borrowers with existing loans that are guaranteed by us or Fannie Mae to refinance into loans with more affordable monthly payments and/or fixed-rate terms without obtaining new mortgage insurance in excess of the insurance coverage, if any, that was already in place. HARP is targeted at borrowers with current LTV ratios above 80%. The relief refinance program, under which we also allow borrowers with LTV ratios of 80% and below to participate, is our implementation of HARP for our loans. The relief refinance program (including HARP) will end in September 2017 and will be replaced by a new program.
HFA - State or local Housing Finance Agency
HFA Initiative - Refers to the effort whereby we and Fannie Mae, in conjunction with Treasury, provided assistance to state and local HFAs so that the HFAs could continue to meet their mission of providing affordable financing for both single-family and multifamily housing. The HFA initiative included the New Issue Bond Program (NIBP) and the Temporary Credit and Liquidity Facility Program (TCLFP). Pursuant to the NIBP, we and Fannie Mae issued partially-guaranteed pass-through securities to Treasury that are backed by bonds issued by various state and local HFAs. The NIBP provided financing for HFAs to issue new housing bonds. Treasury is obligated to absorb losses under the NIBP up to a certain level before we are exposed to any losses. Pursuant to the TCLFP, we and Fannie Mae issued credit and liquidity guarantees to holders of variable-rate demand obligations issued by various state and local HFAs. Treasury is obligated to absorb losses under the TCLFP up to a certain level before we are exposed to any losses. The TCLFP was scheduled to expire on December 31, 2012. However, Treasury gave participants the option to extend their individual TCLFP facilities to December 31, 2015. No outstanding guarantees existed as of December 31, 2015.
HUD - U.S. Department of Housing and Urban Development - HUD has authority over Freddie Mac with

Freddie Mac 2016 Form 10-K	403

Glossary

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
Liquidity and Contingency Operating Portfolio - Subset of our other investments and cash portfolio. Consists of cash and cash equivalents, certain securities purchased under agreements to resell, and certain non-mortgage-related securities.
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

Freddie Mac 2016 Form 10-K	404

Glossary

loans (unless we own or guarantee the second lien).
Market spread - The difference between the yields of two debt securities, or the difference between the yield of a debt security and a benchmark yield, such as LIBOR. We measure market spreads primarily using our models.
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
Multifamily mortgage portfolio - Consists of multifamily mortgage loans held by us on our consolidated balance sheets as well as our guarantee of K Certificates, SB Certificates, other securitization products, and other mortgage-related guarantees, but excluding those underlying our guarantees of HFA bonds.
Multifamily new business activity - Represents loan purchases, issuances of other mortgage-related guarantees, and issuances of other securitization products for which we have not previously purchased the underlying loans.
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

Freddie Mac 2016 Form 10-K	405

Glossary

quarter. The applicable Capital Reserve Amount was $1.2 billion for 2016, is $600 million for 2017, and declines to zero on January 1, 2018. For each quarter beginning January 1, 2018, the dividend payment will be the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter exceeds zero.
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
Other Investments and Cash Portfolio - Consists of: (i) the Liquidity and Contingency Operating Portfolio; (ii) cash and other investments held by consolidated trusts; (iii) collateral pledged by derivative and other counterparties; (iv) investments in unsecured agency debt; and (v) advances to lenders.
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
Pension Plan - The Federal Home Loan Mortgage Corporation Employees’ Pension Plan

Freddie Mac 2016 Form 10-K	406

Glossary

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
REO - Real estate owned - Real estate which we have acquired through foreclosure or through a deed in lieu of foreclosure.
RMBS - Residential mortgage-backed security - A security backed by loans on one-to-four family residential real estate.

Freddie Mac 2016 Form 10-K	407

Glossary

RSU - Restricted stock unit
S&P - Standard & Poor’s
SB Certificates - Structured pass-through certificates backed primarily by recently originated small balance multifamily loans purchased by Freddie Mac.
SCR debt note - Structured Credit Risk debt notes - A debt security where the principal balance is subject to the performance of a reference pool of multifamily loans guaranteed by Freddie Mac.
SEC - U.S. Securities and Exchange Commission
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
SERP - The Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan
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
Single-family credit guarantee portfolio - Consists of unsecuritized single-family loans, single-family loans held by consolidated trusts, single-family loans underlying non-consolidated resecuritization products, single-family loans covered by long-term standby commitments, and certain mortgage-related securities not issued by us that we guarantee that are collateralized by single-family loans. Excludes our resecuritizations of Ginnie Mae Certificates because these guarantees do not expose us to meaningful amounts of credit risk due to the credit enhancement provided on them by the U.S. government.
Single-family loan - A loan secured by a property containing four or fewer residential dwelling units.
STACR debt note - Structured Agency Credit Risk debt note - A debt security where the principal balance is subject to the performance of a reference pool of single-family loans owned or guaranteed by Freddie Mac.
Step-rate modified loan - A term that we generally use to refer to our HAMP loans that have provisions for reduced interest rates that remain fixed for the first five years and then increase over a period of time to a market rate.
Stripped Giant PCs - Multiclass securities that are formed by resecuritizing previously issued PCs or

Freddie Mac 2016 Form 10-K	408

Glossary

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
USDA - U.S. Department of Agriculture

Freddie Mac 2016 Form 10-K	409

Glossary

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

Freddie Mac 2016 Form 10-K	410

Index

FORM 10-K INDEX

Item Number		Page(s)
PART I
Item 1.	Business	1, 5-8, 34-45, 58-64, 75-81, 88-91, 163-174
Item 1A.	Risk Factors	181-207
Item 1B.	Unresolved Staff Comments	Not Applicable
Item 2.	Properties	7
Item 3.	Legal Proceedings	208
Item 4.	Mine Safety Disclosures	Not Applicable
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	209-211
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1-4, 9, 10, 12-33, 35, 46-59, 65-76, 82-144, 152-162, 175-180
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	145-151
Item 8.	Financial Statements and Supplementary Data	212-336
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not Applicable
Item 9A.	Controls and Procedures	213, 214, 337-340
Item 9B.	Other Information	341
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	92-93, 341-362, 391
Item 11.	Executive Compensation	356, 358-359, 363-386
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	387-389
Item 13.	Certain Relationships and Related Transactions, and Director Independence	351-353, 390-392
Item 14.	Principal Accounting Fees and Services	393-394
PART IV
Item 15.	Exhibits and Financial Statement Schedules	395
Item 16.	Form 10-K Summary	Not Applicable
Signatures		396-398

Freddie Mac 2016 Form 10-K	411

Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description*
3.1
Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended through July 21, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed on August 9, 2010)

3.2
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 7, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on July 8, 2016)

4.1
Eighth Amended and Restated Certificate of Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Voting Common Stock (no par value per share) dated September 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

4.2
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated April 23, 1996 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.3
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 27, 1997 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.4
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.5
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 23, 1998 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.6
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 29, 1998 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.7
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.3% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 28, 1998 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.8
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 19, 1999 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.9
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.79% Non-Cumulative Preferred Stock (par value $1.00 per share), dated July 21, 1999 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

Freddie Mac 2016 Form 10-K	E-1

Exhibit Index

Exhibit No.	Description*
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

Freddie Mac 2016 Form 10-K	E-2

Exhibit Index

Exhibit No.	Description*
4.21
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.57% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated January 16, 2007 (incorporated by reference to Exhibit 4.21 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.22
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.66% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated April 16, 2007 (incorporated by reference to Exhibit 4.22 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.23
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.02% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 24, 2007 (incorporated by reference to Exhibit 4.23 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.24
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.55% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated September 28, 2007 (incorporated by reference to Exhibit 4.24 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.25
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated December 4, 2007 (incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.26
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 27, 2012 (incorporated by reference to Exhibit 4.26 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 28, 2013)

4.27
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 18, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, as filed on May 3, 2016)

10.1
Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed on March 11, 2009)†

10.3
Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.4
First Amendment to the Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.5
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

Freddie Mac 2016 Form 10-K	E-3

Exhibit Index

Exhibit No.	Description*
10.6
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed on February 24, 2010)†

10.7
Second Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 28, 2011)†

10.8
Third Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, as filed on November 6, 2012)†

10.9
Fourth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed on August 7, 2013)†

10.10
Fifth Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 25, 2013) †

10.11
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II (effective January 1, 2014)(incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed on February 19, 2015) †

10.12
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan II (effective January 1, 2014) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as filed on August 4, 2015) †

10.13	Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.14
First Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.15
Second Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.16
Third Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, as filed on February 18, 2016)†

10.17	Fourth Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan†

10.18	Executive Management Compensation Program Recapture and Forfeiture Agreement †

10.19
2015 Executive Management Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as filed on August 4, 2015)†

Freddie Mac 2016 Form 10-K	E-4

Exhibit Index

Exhibit No.	Description*
10.20	Memorandum Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 10, 2012)†

10.21
Restrictive Covenant and Confidentiality Agreement, dated May 7, 2012, between Freddie Mac and Donald H. Layton (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on May 10, 2012)†

10.22
Memorandum Agreement, dated September 24, 2013, between Freddie Mac and James Mackey (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on September 30, 2013)†

10.23
Restrictive Covenant and Confidentiality Agreement, dated September 25, 2013, between Freddie Mac and James Mackey (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on September 30, 2013)†

10.24
Memorandum Agreement, dated July 3, 2012, between Freddie Mac and William H. McDavid (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on July 9, 2012)†

10.25
Restrictive Covenant and Confidentiality Agreement, dated July 6, 2012, between Freddie Mac and William H. McDavid (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on July 9, 2012)†

10.26
Memorandum Agreement, dated April 7, 2013, between Freddie Mac and David B. Lowman (incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, as filed on February 27, 2014)†

10.27
Restrictive Covenant and Confidentiality Agreement, dated April 9, 2013, between Freddie Mac and David B. Lowman (incorporated by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, as filed on February 27, 2014)†

10.28	Memorandum Agreement, dated April 6, 2015, between Freddie Mac and Anil Hinduja†

10.29	Restrictive Covenant and Confidentiality Agreement, dated April 7, 2015, between Freddie Mac and Anil Hinduja†

10.30	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†

10.31	PC Master Trust Agreement dated February 2, 2017

10.32
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers (for agreements with officers entered into prior to August 2011) and outside Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†

10.33
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers (for agreements with officers entered into beginning in August 2011) (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed on March 9, 2012)†

10.34
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

Freddie Mac 2016 Form 10-K	E-5

Exhibit Index

Exhibit No.	Description*
10.35
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

10.36
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

10.37
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

10.38	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

†	This exhibit is a management contract or compensatory plan or arrangement.

Freddie Mac 2016 Form 10-K	E-6