Form 10-Q
period 2017-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2017-05-02
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 18, 2017, there were 650,054,731 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac Form 10-Q	i

Management's Discussion and Analysis	Introduction

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the “Forward-Looking Statements” section of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016, or 2016 Annual Report, and the “Business” and "Risk Factors" sections of our 2016 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “Glossary” of our 2016 Annual Report.
You should read the following MD&A in conjunction with our 2016 Annual Report and our condensed consolidated financial statements and accompanying notes for the three months ended March 31, 2017 included in “Financial Statements.” Throughout this Form 10-Q, we refer to the three months ended March 31, 2017 and the three months ended March 31, 2016 as “1Q 2017” and “1Q 2016,” respectively.
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
CONSOLIDATED FINANCIAL RESULTS
Comprehensive income (loss) was $2.2 billion in 1Q 2017, compared to ($0.2) billion in 1Q 2016, driven by the continued solid business environment and our growing guarantee businesses. The change in comprehensive income was primarily driven by:

•
Increase in guarantee fee income driven by an increase in the size of the single-family book combined with higher average contractual guarantee fee rates, as well as a large percentage increase in the size of the multifamily guarantee book;

•	Increase in the rate of amortization of upfront-paid single-family guarantee fees due to an increase in

Freddie Mac Form 10-Q	1

Management's Discussion and Analysis	Introduction

loan prepayments;

•
Interest-rate-related fair value gain near zero in 1Q 2017 resulting from a slight increase in interest rates, compared to a ($1.4) billion estimated fair value loss in 1Q 2016 resulting from a large decline in long-term interest rates; and

•	Spread-related gain of an estimated $0.1 billion in 1Q 2017 resulting from market spreads tightening, compared to an estimated ($0.6) billion loss in 1Q 2016 resulting from market spreads widening.
Our total equity was $2.8 billion at March 31, 2017. Because our net worth was positive, we are not requesting a draw from Treasury under the Purchase Agreement for 1Q 2017. Following payment of our scheduled dividend obligation of $2.2 billion in June 2017, our cumulative senior preferred stock dividend payments will total $108.2 billion. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock, which remains $72.3 billion. The amount of available funding remaining under the Purchase Agreement is $140.5 billion and would be reduced by any future draws.
VARIABILITY OF EARNINGS
Our financial results are subject to significant earnings variability from period to period. This variability is primarily driven by:

•
Interest-Rate Volatility — We hold assets and liabilities that expose us to interest-rate risk. Through our use of derivatives, we manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. However, the way we account for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value), including derivatives, creates volatility in our GAAP earnings when interest rates fluctuate. Based upon the composition of our financial assets and liabilities, including derivatives, at March 31, 2017, we generally recognize fair value losses in earnings when long-term interest rates decline. This volatility generally is not indicative of the underlying economics of our business. For information about the sensitivity of our financial results to interest-rate volatility, see "Risk Management - Market Risk."

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

The variability of GAAP earnings and the declining capital reserve required under the terms of the Purchase Agreement (ultimately reaching zero in 2018) increase the risk of our having a negative net worth and thus being required to draw from Treasury. We could face a risk of a draw for a variety of reasons.
In an effort to reduce our GAAP earnings volatility, and thereby the probability of a draw due to changes in interest rates, we entered into certain transactions including structured transactions that have resulted in additional financial assets being recognized and measured at fair value, which help to reduce the measurement differences. In addition, on February 2, 2017, we began using fair value hedge accounting for certain single-family mortgage loans, which further reduces the interest-rate sensitivity in our GAAP

Freddie Mac Form 10-Q	2

Management's Discussion and Analysis	Introduction

earnings. These transactions, and especially the application of fair value hedge accounting, have significantly reduced the volatility in our GAAP earnings and have more closely aligned GAAP earnings with the underlying economics of our business.
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
SINGLE-FAMILY HOME PRICES
NATIONAL HOME PRICES

(December 2000 = 100)
COMMENTARY

•
Home prices continued to appreciate, increasing 1.9% during 1Q 2017, compared to an increase of 1.5% during 1Q 2016, based on our own non-seasonally adjusted price index of single-family homes funded by loans owned or guaranteed by us or Fannie Mae.

•	National home prices at March 31, 2017 exceeded their pre-financial crisis peak level of 167 reached in June 2006, based on our index.

Freddie Mac Form 10-Q	4

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

INTEREST RATES
KEY MARKET INTEREST RATES

COMMENTARY

•
Quarterly ending long-term interest rates, as indicated by the 10-year LIBOR and 10-year Treasury rates, and mortgage interest rates, as indicated by the 30-year PMMS rate, were higher at March 31, 2017 compared to March 31, 2016.

•	The Federal Reserve raised short-term interest rates during 1Q 2017.

•	Increases in the PMMS rate typically result in decreases in refinance activity and originations.

•	The rise in interest rates affects the fair value of certain assets and liabilities, including derivatives, measured at fair value.

•	For additional information on the effect of LIBOR rates on our financial results, see "Our Business Segments - Investments - Market Conditions."

Freddie Mac Form 10-Q	5

Management's Discussion and Analysis	Key Economic Indicators | Unemployment Rate

UNEMPLOYMENT RATE
UNEMPLOYMENT RATE AND JOB CREATION

Source: U.S. Bureau of Labor Statistics

COMMENTARY

•	Average monthly net new jobs decreased during 1Q 2017 compared to 1Q 2016.

•	The unemployment rate declined slightly in 1Q 2017.

•	Changes in the unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.

•	Decreases in the unemployment rate typically result in lower levels of delinquencies, which often result in a decrease in expected credit losses on our total mortgage portfolio.

Freddie Mac Form 10-Q	6

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our consolidated results of operations for 1Q 2017 vs. 1Q 2016.

	1Q 2017	1Q 2016	Change
(Dollars in millions)			$	%
Net interest income	$3,795	$3,405	$390	11%
Benefit (provision) for credit losses	116	467	(351)	(75)%
Net interest income after benefit (provision) for credit losses	3,911	3,872	39	1%
Non-interest income (loss):
Gains (losses) on extinguishment of debt	218	(55)	273	496%
Derivative gains (losses)	(302)	(4,561)	4,259	93%
Net impairment of available-for-sale securities recognized in earnings	(13)	(57)	44	77%
Other gains on investment securities recognized in earnings	56	303	(247)	(82)%
Other income (loss)	415	947	(532)	(56)%
Total non-interest income (loss)	374	(3,423)	3,797	111%
Non-interest expense:
Administrative expense	(511)	(448)	(63)	(14)%
REO operations expense	(56)	(84)	28	33%
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(321)	(272)	(49)	(18)%
Other expense	(76)	(153)	77	50%
Total non-interest expense	(964)	(957)	(7)	(1)%
Income (loss) before income tax (expense) benefit	3,321	(508)	3,829	754%
Income tax (expense) benefit	(1,110)	154	(1,264)	(821)%
Net income (loss)	2,211	(354)	2,565	725%
Total other comprehensive income (loss), net of taxes and reclassification adjustments	23	154	(131)	(85)%
Comprehensive income (loss)	$2,234	($200)	$2,434	1,217%

Freddie Mac Form 10-Q	7

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

NET INTEREST INCOME
NET INTEREST YIELD ANALYSIS

The table below presents an analysis of interest-earning assets and interest-bearing liabilities.

	1Q 2017			1Q 2016
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$12,053	$9	0.29%	$11,726	$7	0.25%
Securities purchased under agreements to resell	54,406	88	0.66	57,667	48	0.33
Advances to lenders	617	4	2.40	254	2	3.43
Mortgage-related securities:
Mortgage-related securities	175,955	1,663	3.78	201,604	1,916	3.80
Extinguishment of PCs held by Freddie Mac	(88,539)	(820)	(3.71)	(105,097)	(960)	(3.65)
Total mortgage-related securities, net	87,416	843	3.85	96,507	956	3.96
Non-mortgage-related securities	21,061	71	1.36	14,261	13	0.36
Loans held by consolidated trusts(1)	1,708,039	14,599	3.42	1,630,646	14,261	3.50
Loans held by Freddie Mac(1)	124,217	1,366	4.40	145,531	1,557	4.28
Total interest-earning assets	$2,007,809	$16,980	3.38	$1,956,592	$16,844	3.45
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,730,728	($12,541)	(2.90)	$1,653,105	($12,751)	(3.09)
Extinguishment of PCs held by Freddie Mac	(88,539)	820	3.71	(105,097)	960	3.65
Total debt securities of consolidated trusts held by third parties	1,642,189	(11,721)	(2.86)	1,548,008	(11,791)	(3.05)
Other debt:
Short-term debt	73,467	(96)	(0.52)	100,871	(93)	(0.37)
Long-term debt	279,519	(1,325)	(1.90)	300,221	(1,504)	(2.00)
Total other debt	352,986	(1,421)	(1.61)	401,092	(1,597)	(1.59)
Total interest-bearing liabilities	1,995,175	(13,142)	(2.63)	1,949,100	(13,388)	(2.75)
Expense related to derivatives	—	(43)	(0.01)	—	(51)	(0.01)
Impact of net non-interest-bearing funding	12,634	—	0.02	7,492	—	0.01
Total funding of interest-earning assets	$2,007,809	($13,185)	(2.62)	$1,956,592	($13,439)	(2.75)
Net interest income/yield		$3,795	0.76		$3,405	0.70

(1) Loan fees, primarily consisting of amortization of delivery fees, included in interest income were $506 million and $485 million for loans held by consolidated trusts and $62 million and $81 million for loans held by Freddie Mac during 1Q 2017 and 1Q 2016, respectively.

Freddie Mac Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

COMPONENTS OF NET INTEREST INCOME

The table below presents the components of net interest income.

	1Q 2017	1Q 2016	Change
(Dollars in millions)			$	%
Contractual net interest income:
Guarantee fee income	$843	$710	$133	19%
Guarantee fee income related to the Temporary Payroll Tax Cut Continuation Act of 2011	316	267	49	18%
Other contractual net interest income	1,708	1,840	(132)	(7)%
Total contractual net interest income	2,867	2,817	50	2%
Net amortization - loans and debt securities of consolidated trusts	953	533	420	79%
Net amortization - other assets and debt	18	106	(88)	(83)%
Expense related to derivatives	(43)	(51)	8	16%
Net interest income	$3,795	$3,405	$390	11%

Key Drivers:

•	Guarantee fee income

◦
1Q 2017 vs. 1Q 2016 - increased during 1Q 2017 due to higher average contractual guarantee fee rates and the continued growth in the size of the Core single-family book. Average contractual guarantee fee rates are generally higher on mortgage loans in our Core single-family book compared to those in our Legacy single-family book.

•	Other contractual net interest income

◦
1Q 2017 vs. 1Q 2016 - decreased during 1Q 2017 primarily due to the continued reduction in the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA. See "Conservatorship and Related Matters - Reducing Our Mortgage-Related Investments Portfolio Over Time" for a discussion of the key drivers of the decline in our mortgage-related investments portfolio.

•	Net amortization of loans and debt securities of consolidated trusts

◦	1Q 2017 vs. 1Q 2016 - increased during 1Q 2017 primarily due to an increase in amortization of debt securities of consolidated trusts due to an increase in prepayments.

•	Net amortization of other assets and debt

◦
1Q 2017 vs. 1Q 2016 - decreased during 1Q 2017 primarily due to less accretion of previously recognized other-than-temporary impairment. The decrease in accretion during 1Q 2017 is due to a decline in the population of impaired securities as a result of our active disposition of these securities.

Freddie Mac Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations | Provision for Credit Losses

BENEFIT (PROVISION) FOR CREDIT LOSSES
The benefit (provision) for credit losses predominantly relates to single-family loans and includes components for both collectively and individually impaired loans.
The table below presents the components of our benefit (provision) for credit losses.

	1Q 2017	1Q 2016	Change
(Dollars in billions)			$	%
Benefit (provision) for newly impaired loans	($0.2)	($0.2)	$—	—%
Amortization of interest rate concessions	0.2	0.3	(0.1)	(33)%
Reclassifications of held-for-investment loans to held-for-sale loans	—	0.1	(0.1)	(100)%
Other, including changes in estimated default probability and loss severity	0.1	0.3	(0.2)	(67)%
Benefit (provision) for credit losses	$0.1	$0.5	($0.4)	(80)%
Key Drivers:

•
1Q 2017 vs. 1Q 2016 - Benefit for credit losses decreased in 1Q 2017, compared to 1Q 2016, primarily due to stable probability of default and estimated loss severity in 1Q 2017, compared to improvements in probability of default and estimated loss severity in 1Q 2016.

Freddie Mac Form 10-Q	10

Management's Discussion and Analysis	Consolidated Results of Operations | Derivative Gains (Losses)

DERIVATIVE GAINS (LOSSES)
We continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. We manage our exposure to interest-rate risk on an economic basis to a low level as measured by our models. We believe the impact of derivatives on our GAAP financial results should be considered in the context of our overall interest-rate risk profile, including our PMVS and duration gap results. For more information about our interest-rate risk management activities and the sensitivity of reported earnings to those activities, see “Risk Management - Market Risk.”
On February 2, 2017, we began using fair value hedge accounting for certain single-family mortgage loans, which is intended to reduce our GAAP earnings volatility due to large interest-rate movements. Changes in the fair value of the derivatives while in fair value hedge relationships are recognized in other income (loss) on our condensed consolidated statements of comprehensive income. See Note 7 for further information on fair value hedge accounting.
The table below presents the gains and losses on derivatives while not designated in fair value hedge relationships and the accrual of periodic cash settlements on all derivatives.

	1Q 2017	1Q 2016	Change
(Dollars in millions)			$	%
Fair value change in interest-rate swaps	$673	($5,690)	$6,363	112%
Fair value change in option-based derivatives	(430)	1,935	(2,365)	(122)%
Fair value change in other derivatives	(78)	(316)	238	75%
Accrual of periodic cash settlements	(467)	(490)	23	5%
Derivative gains (losses)	($302)	($4,561)	$4,259	93%
Key Drivers:

•
1Q 2017 vs. 1Q 2016 - Derivative fair value losses declined during 1Q 2017 compared to 1Q 2016 as long-term interest rates increased slightly during 1Q 2017 compared to a decline during 1Q 2016. The 10-year par swap rate increased 7 basis points during 1Q 2017 and declined 54 basis points during 1Q 2016. The interest rate increase in 1Q 2017 resulted in an improvement in the fair value of our pay-fixed interest rate swaps and forward commitments to issue PCs. The improvement in fair value was partially offset by losses in our receive-fixed swaps and option-based derivatives.

Freddie Mac Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations | Other Income (Loss)

OTHER INCOME (LOSS)
The table below presents the components of other income (loss).

	1Q 2017	1Q 2016	Change
(Dollars in millions)			$	%
Other income (loss)
Gains (losses) on loans	$14	$478	($464)	(97)%
Gains (losses) on held-for-sale loan purchase commitments	224	38	186	489%
(Losses) gains on debt where we elected the fair value option	(89)	13	(102)	(785)%
All other	227	418	(191)	(46)%
Fair value hedge accounting
Change in fair value of derivatives in qualifying hedge relationships	65	—	65	N/A
Change in fair value of hedged items in qualifying hedge relationships	(26)	—	(26)	N/A
Ineffectiveness related to fair value hedge accounting	39	—	39	N/A
Total other income (loss)	$415	$947	($532)	(56)%
Key Drivers:

•	1Q 2017 vs. 1Q 2016 - Other income (loss) declined reflecting:

◦
Gains (losses) on loans declined as multifamily loans for which we elected the fair value option benefited significantly in 1Q 2016 from a large decline in long-term interest rates, while such rates increased slightly in 1Q 2017.

◦
Losses on debt where we elected the fair value option were primarily driven by tightening spreads between STACR yields and LIBOR during 1Q 2017 compared to minimal gains in 1Q 2016 when spreads were relatively unchanged.

◦	All other declined primarily because we received settlement proceeds related to the TBW bankruptcy in 1Q 2016.
These items were partially offset by:

◦
Gains on multifamily held-for-sale loan purchase commitments in 1Q 2017 due to K Certificate spreads tightening from improved pricing and market movements versus K Certificate spreads widening in 1Q 2016 and an increase in the outstanding balance of commitments at the end of 1Q 2017 as compared to the end of 1Q 2016.

◦
Ineffectiveness related to fair value hedge accounting in 1Q 2017. The ineffectiveness is the amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the hedged risk. We adopted fair value hedge accounting in 1Q 2017, while there was no fair value hedge accounting during 2016.

Freddie Mac Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations | Other Comprehensive Income

OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the attribution of the other comprehensive income (loss) reported in our condensed consolidated statements of comprehensive income.

	1Q 2017	1Q 2016	Change
(Dollars in millions)			$	%
Other comprehensive income, excluding reclassifications	$163	$221	($58)	(26)%
Reclassifications from AOCI:
Accretion due to significant increases in expected cash flows on previously impaired available-for-sale securities	(54)	(90)	36	40%
Realized (gains) losses reclassified from AOCI	(86)	23	(109)	(474)%
Total reclassifications from AOCI	(140)	(67)	(73)	(109)%
Total other comprehensive income (loss)	$23	$154	($131)	(85)%
Key Drivers:

•	Other comprehensive income, excluding reclassifications

◦
1Q 2017 vs. 1Q 2016 - decreased primarily due to changes in long-term interest rates and market spreads. During 1Q 2017, gains driven by market spread tightening for non-agency mortgage-related securities were partially offset by losses due to slight increases in long-term interest rates. During 1Q 2016, we recognized larger gains due to decreases in long-term interest rates, partially offset by spread widening on our non-agency mortgage-related securities.

•	Reclassifications from AOCI

◦	Accretion due to significant increases in expected cash flows on previously impaired available-for-sale securities

▪	1Q 2017 vs. 1Q 2016 - decreased during 1Q 2017 primarily due to a decline in the population of impaired securities as a result of our active dispositions of these securities.

◦	Realized (gains) losses reclassified from AOCI

▪
1Q 2017 vs. 1Q 2016 - reflected reclassified gains during 1Q 2017 compared to reclassified losses during 1Q 2016, due to greater sales of non-agency mortgage-related securities in an unrealized gain position during 1Q 2017 compared to 1Q 2016.

Freddie Mac Form 10-Q	13

Management's Discussion and Analysis	Consolidated Results of Operations | Other Key Drivers

OTHER KEY DRIVERS
Key drivers of other line items for 1Q 2017 vs. 1Q 2016 include:

•	Gains (losses) on extinguishment of debt

◦
1Q 2017 vs. 1Q 2016 - improved primarily due to an increase in the amount of gains recognized from the extinguishment of certain fixed-rate debt securities of consolidated trusts, as market interest rates increased between the time of issuance and repurchase. The amount of extinguishment gains or losses may vary, as the type and amount of PCs selected for repurchase are based on our investment and funding strategies, including our efforts to support the liquidity and price performance of our PCs.

•	Other gains on investment securities recognized in earnings

◦
1Q 2017 vs. 1Q 2016 - decreased primarily due to the recognition of losses on our mortgage and non-mortgage related securities classified as trading as long-term interest rates increased slightly during 1Q 2017 but decreased during 1Q 2016. This was partially offset by an increase in sales of available-for-sale non-agency mortgage-related securities in an unrealized gain position.

Freddie Mac Form 10-Q	14

Management's Discussion and Analysis	Consolidated Results of Operations | Items Affecting Multiple Lines

ITEMS AFFECTING MULTIPLE LINES
The following items affected multiple line items on our consolidated results of operations.
SINGLE-FAMILY LOAN RECLASSIFICATIONS

During 1Q 2017 and 1Q 2016, we reclassified $1.7 billion and $0.4 billion, respectively, in UPB of seasoned single-family mortgage loans from held-for-investment to held-for-sale. Seasoned single-family mortgage loans include seriously delinquent loans and/or reperforming loans. On January 1, 2017, we elected a new accounting policy for reclassifications from held-for-investment to held-for-sale. Under the new policy, when we reclassify (transfer) a loan from held-for-investment to held-for-sale, we charge off the entire difference between the loan’s recorded investment and its fair value if the loan has a history of credit-related issues. Expenses related to property taxes and insurance are included as part of the charge-off. If the charge-off amount exceeds the existing loan loss reserve amount, an additional provision for credit losses is recorded. Any declines in loan fair value after the date of transfer will be recognized as a valuation allowance, with an offset recorded to other income (loss).
This new policy election was applied prospectively, as it was not practical to apply it retrospectively.
Beginning in 1Q 2017, benefit (provision) for credit losses is the only line item affected by the loan reclassifications from held-for-investment to held-for-sale. Prior to this change (including 1Q 2016 as presented below), the reclassifications from held-for-investment to held-for-sale affected several line items on our consolidated results of operations, as shown in the table below.

(In millions)	1Q 2017	1Q 2016
Benefit (provision) for credit losses	($14)	$64
Other income (loss) - lower-of-cost-or-fair-value adjustment	—	(67)
Other expense - property taxes and insurance associated with these loans	—	(31)
Effect on income before income tax (expense) benefit	($14)	($34)
DEBT FUNDING STRATEGIES AND INTEREST-RATE RISK MANAGEMENT ACTIVITIES

We issue debt based on a variety of factors including market conditions and our liquidity requirements.
We currently favor a mix of derivatives and shorter- and medium-term debt to fund our business and manage interest-rate risk. This funding mix is a less expensive method than relying more extensively on long-term debt.
On February 2, 2017, we began using fair value hedge accounting for certain single-family mortgage loans, which is intended to reduce our GAAP earnings volatility due to large interest-rate movements.
The table below presents the effect of derivatives used in our interest-rate risk management activities on our comprehensive income, after considering the accrual of periodic cash settlements (which is the economic equivalent of interest expense), the non-interest rate effect (e.g., market spread effect) on derivative fair values, any offsetting interest rate effect related to financial instruments measured at fair value, and the effect of fair value hedge accounting. The estimated net interest rate effect on comprehensive income is essentially the gains (losses) on derivatives while not designated in fair value

Freddie Mac Form 10-Q	15

Management's Discussion and Analysis	Consolidated Results of Operations | Items Affecting Multiple Lines

hedge accounting relationships that are attributable to financial instruments that are not measured at fair value.

(In billions)	1Q 2017	1Q 2016
Derivative gains (losses)(1)	($0.3)	($4.6)
Gains (losses) on derivatives in fair value hedge relationships	0.1	N/A
Less:
Accrual of periodic cash settlements	(0.5)	(0.5)
Non-interest rate effect on derivative fair values	(0.2)	(0.1)
Interest rate effect on derivative fair values	$0.5	($4.0)
Add:
Estimate of offsetting interest rate effect related to financial instruments measured at fair value(2)	(0.5)	1.9
Gains (losses) on mortgage loans in fair value hedge relationships	—	N/A
Income tax (expense) benefit	—	0.7
Estimated net interest rate effect on comprehensive income (loss)	$—	($1.4)

(1)	Includes fair value gains (losses) on derivatives while not in fair value hedge relationships.

(2)
Includes the interest-rate effect on our trading securities, available-for-sale securities, mortgage loans held-for-sale, and other assets and debt for which we elected the fair value option, which is reflected in other non-interest income (loss) and total other comprehensive income (loss) on our condensed consolidated statements of comprehensive income.

As this table demonstrates, the estimated net effect of derivatives on our comprehensive income is volatile and can be significant. With the adoption of fair value hedge accounting for certain single-family mortgage loans in 1Q 2017, as well as certain transactions, including structured transactions, that have resulted in additional financial assets being recognized and measured at fair value, such volatility has been reduced and our GAAP earnings are more closely aligned with the underlying economics of our business.
However, the effect of fair value hedge accounting on our comprehensive income depends on a number of factors and is heavily influenced by the magnitude of the change in interest rates during the period. During 1Q 2017, the effect of fair value hedge accounting on our comprehensive income was relatively minor as the change in interest rates was relatively small. We expect that the application of fair value hedge accounting will have a larger impact on comprehensive income in periods in which there are larger changes in interest rates.
For information about the sensitivity of our financial results to interest-rate volatility, see "Risk Management - Market Risk."
CHANGES IN MARKET SPREADS

Comprehensive income (loss) was affected by changes in market spreads in amounts estimated to be $0.1 billion and $(0.6) billion (after-tax) during 1Q 2017 and 1Q 2016, respectively. During 1Q 2017, market spread tightening on our agency and non-agency mortgage-related securities and our multifamily mortgage loans and commitments measured at fair value resulted in an increase in comprehensive income. During 1Q 2016, the effect on comprehensive income was primarily due to market spreads widening on our non-agency mortgage-related investments measured at fair value.

Freddie Mac Form 10-Q	16

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.

	March 31, 2017	December 31, 2016	Change
(Dollars in millions)			$	%
Assets:
Cash and cash equivalents	$10,679	$12,369	($1,690)	(14)%
Restricted cash and cash equivalents	1,837	9,851	(8,014)	(81)%
Securities purchased under agreements to resell	51,257	51,548	(291)	(1)%
Subtotal	63,773	73,768	(9,995)	(14)%
Investments in securities, at fair value	108,627	111,547	(2,920)	(3)%
Mortgage loans, net	1,827,616	1,803,003	24,613	1%
Accrued interest receivable	6,221	6,135	86	1%
Derivative assets, net	569	747	(178)	(24)%
Deferred tax assets, net	15,806	15,818	(12)	—%
Other assets	9,696	12,358	(2,662)	(22)%
Total assets	$2,032,308	$2,023,376	$8,932	—%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$5,897	$6,015	($118)	(2)%
Debt, net	2,018,444	2,002,004	16,440	1%
Derivative liabilities, net	335	795	(460)	(58)%
Other liabilities	4,798	9,487	(4,689)	(49)%
Total liabilities	2,029,474	2,018,301	11,173	1%
Total equity	2,834	5,075	(2,241)	(44)%
Total liabilities and equity	$2,032,308	$2,023,376	$8,932	—%
Key Drivers:
As of March 31, 2017 compared to December 31, 2016:

•
Cash and cash equivalents, restricted cash and cash equivalents, and securities purchased under agreements to resell affect one another, so the changes in the balances should be viewed together. The combined balance as of March 31, 2017 decreased due to a decrease in prepayment proceeds received by the custodial account as of March 31, 2017 compared to December 31, 2016.

•
Other assets decreased primarily because of lower receivables from servicers and a decrease in the current income tax receivable. Higher mortgage interest rates during 1Q 2017 caused a decrease in prepayments, and thus, a decrease in receivables from servicers. When a borrower prepays, there is a brief delay before the servicer remits the payoff proceeds to us. In addition, the current income tax receivable decreased primarily due to the accrual of current period tax expense and a reduction of receivables related to prior years.

•
Other liabilities decreased primarily due to the elimination of liabilities related to our purchases of non-mortgage-related securities that traded and were recognized on the condensed consolidated balance sheets during 4Q 2016 but were settled during 1Q 2017.

Freddie Mac Form 10-Q	17

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

•
Total equity decreased as a result of lower comprehensive income in 1Q 2017 than in 4Q 2016 coupled with additional dividends paid related to the $600 million decline in the Capital Reserve Amount in 1Q 2017.

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

•
Multifamily - reflects results from our purchase, securitization, and guarantee of multifamily loans and securities, our investments in those loans and securities, and the management of multifamily credit risk and market spread risk.

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
SEGMENT EARNINGS
During 1Q 2017, we changed how we calculate certain components of our Segment Earnings for our Investments segment. Prior period results have been revised to conform to the current period presentation. For more information on this change and on our segment reclassifications, see Note 11.
SEGMENT COMPREHENSIVE INCOME

The graphs below show our comprehensive income by segment, including the All Other category.

Freddie Mac Form 10-Q	19

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

SINGLE-FAMILY GUARANTEE
MARKET CONDITIONS

The following graphs and related discussion present certain market indicators that can significantly affect the business and financial results of our Single-family Guarantee segment.
U.S. Single-Family Originations
Source: Inside Mortgage Finance dated April 28, 2017 (latest available IMF purchase/refinance information).

Single-Family Serious Delinquency Rates
Source: National Delinquency Survey from the Mortgage Bankers Association. Data as of December 31, 2016 (latest available NDS information).

Commentary

•
Single-family loan origination volumes increased slightly to $385 billion in 1Q 2017 compared to $380 billion in 1Q 2016. Mortgage origination data is from Inside Mortgage Finance as of April 28, 2017.

•
Single-family serious delinquency (SDQ) rates in the U.S. generally continued to decline on a year-over-year basis due to macroeconomic factors, such as a stable labor market and continued home price appreciation.

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
New Business Activity

Single-Family Loan Purchases and Guarantees

(UPB in billions)

Percentage of Single-Family Loan Purchases and Guarantees by Loan Purpose

Commentary

•
Our loan purchase and guarantee activity increased in 1Q 2017 due to higher refinance and home purchase loan volume driven by lower rates in late 2016 compared to late 2015. It can take up to three months between the time a mortgage is originated and when we purchase the loan.

•
If mortgage interest rates continue to increase in 2017, we would expect the volume and the mix by loan purpose of our single-family loan purchases and guarantees to change, primarily as a result of lower refinance loan volume. Home purchase loans generally present more credit risk than refinance loans (particularly those that do not involve "cash-out").

Freddie Mac Form 10-Q	21

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio
Commentary

•
The single-family credit guarantee portfolio grew to $1,779 billion at March 31, 2017 from $1,755 billion at December 31, 2016, an increase of approximately 1%. We had 10.8 million and 10.6 million loans in our single-family credit guarantee portfolio at March 31, 2017 and December 31, 2016, respectively.

•
The Core single-family book grew to 74% of the single-family credit guarantee portfolio at March 31, 2017 compared to 73% at December 31, 2016. The Core single-family book consists of loans that were originated since 2008, excluding HARP and other relief refinance loans.

•	The HARP and other relief refinance book represented 15% of the single-family credit guarantee portfolio at both March 31, 2017 and December 31, 2016.

•	The Legacy single-family book declined to 11% of the single-family credit guarantee portfolio at March 31, 2017 compared to 12% at December 31, 2016, primarily as a result of liquidations.

Freddie Mac Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Guarantee Fees

The average portfolio Segment Earnings guarantee fee rate recognizes upfront delivery fee income over the contractual life of the related loans (usually 30 years). If the related loans prepay, the remaining upfront delivery fee income is recognized immediately. In addition, the average portfolio Segment Earnings guarantee fee rate reflects an average of our total mortgage portfolio and is not limited to purchases in the applicable period.
The average guarantee fee rate charged on new acquisitions includes upfront delivery fee income over the estimated life of the related loans using our expectations of prepayments and other liquidations.
Average Portfolio Segment Earnings Guarantee Fee Rate(1)

Average Guarantee Fee Rate Charged on New Acquisitions(1)

(1) Excludes the legislated 10 basis point increase in guarantee fees.
Commentary

•	Average portfolio Segment Earnings guarantee fee rates:

◦
1Q 2017 vs. 1Q 2016 - increased primarily due to higher average contractual guarantee fees, reflecting the continued growth in the size of the Core single-family book. Average contractual guarantee fees are generally higher on mortgage loans in our Core single-family book compared to those in our Legacy single-family book.

•	Average guarantee fee rate charged on new acquisitions:

◦
1Q 2017 vs. 1Q 2016 - decreased due to a longer expected life of mortgage loans reflecting the increase in quarterly average mortgage interest rates which resulted in lower annualized upfront delivery fees. Rising mortgage interest rates generally reduce prepayments, which extends the period over which we recognize upfront delivery fee income.

Freddie Mac Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Risk Transfer (CRT) Activity

Since 2013, STACR debt note and ACIS transactions have been our principal methods of transferring a small portion of the expected credit losses and a significant portion of credit losses in a stressed economic environment subsequent to loan acquisition in our Core single-family book. The following charts present the issuance amounts for the STACR and ACIS transactions that occurred during 1Q 2017 and the cumulative issuance amount of all STACR and ACIS transactions as of March 31, 2017 by loss position and the party holding each loss position.
New STACR Debt Note and ACIS Transactions during 1Q 2017(1)

(In billions)
Senior	Freddie Mac $61.1				Reference Pool $63.6

Mezzanine	Freddie Mac $0.1	ACIS $0.5	STACR Debt Notes $1.3

First Loss	Freddie Mac $0.4		ACIS $0.1	STACR Debt Notes $0.2

Cumulative STACR Debt Note and ACIS
Transactions as of March 31, 2017(1)(2)

(In billions)
Senior	Freddie Mac $626.7				Reference Pool $658.4

Mezzanine	Freddie Mac $1.5	ACIS $6.1	STACR Debt Notes $18.6

First Loss	Freddie Mac $3.7		ACIS $0.7	STACR Debt Notes $1.2

(1)	The amounts represent the UPB upon issuance of STACR debt notes and execution of ACIS transactions.

(2)	For the current outstanding coverage provided by our STACR debt note and ACIS transactions, see "Credit Enhancements."
Commentary

•
We continued to transfer a small portion of expected credit losses and a significant portion of credit losses in a stressed economic environment to third-party investors, insurers, and selected sellers through CRT transactions. During 1Q 2017, we transferred credit losses associated with $65.4 billion in UPB of loans in our Core single-family book through STACR debt note, ACIS, whole loan security, and deep mortgage insurance credit risk transfer, or Deep MI, transactions.

•
The interest and premiums we pay on our issued STACR debt note and ACIS transactions to transfer credit risk effectively reduce the guarantee fee income we earn on the PCs related to the respective reference pools. Our expected guarantee fee income on the PCs related to the STACR and ACIS reference pools has been effectively reduced by approximately 33%, on average, for all transactions executed through March 31, 2017. The amount of the effective reduction to our overall guarantee fee income could be affected over time by changes in:

◦	Our risk transfer strategy;

◦	Prepayment and credit experience of the reference pools; or

Freddie Mac Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

◦	The economic or regulatory environment that affect the cost of executing these transactions.

•
In 1Q 2017, we changed our credit risk transfer strategy and generally will transfer less expected credit losses. However, we continue to transfer a significant portion of credit losses in a stressed economic environment. This will generally result in Freddie Mac retaining slightly more guarantee fee income. The aggregate cost of our credit risk transfer activity will continue to increase as we continue to transfer risk on new originations.

•
Due to differences in accounting, there could be a significant time lag between when we recognize a provision for credit losses and when we recognize the related recovery from our actual loss STACR debt note transactions. A credit expense on a loan in a reference pool related to these transactions is recorded when it is probable that we have incurred a loss, while a benefit is recorded when an actual loss event occurs.

•
As of March 31, 2017, there has not been a significant number of loans in our STACR debt note and ACIS reference pools that have experienced a credit event. As a result, we experienced minimal write-downs on our STACR debt notes and filed minimal claims for reimbursement of losses under our ACIS transactions.

•	As of March 31, 2017, we have transferred a portion of the credit risk on nearly 30% of the total outstanding single-family credit guarantee portfolio.

Freddie Mac Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Enhancements

The table below provides information on the credit enhanced loans in our single-family credit guarantee portfolio by book as of March 31, 2017 and December 31, 2016. The table includes all types of single-family credit enhancements, including primary mortgage insurance. See Note 4 for additional information about our single-family credit enhancements.

	March 31, 2017			December 31, 2016
(In millions)	Total Current and Protected UPB	Coverage Remaining	Collateralized Coverage Remaining (1)	Total Current and Protected UPB	Coverage Remaining	Collateralized Coverage Remaining (1)
Credit enhancements at the time we acquire the loan:
Primary mortgage insurance	$300,100	$76,604	$—	$291,217	$74,345	$—
Seller indemnification(2)	1,009	10	10	1,030	10	10
Deep MI(2)	4,177	111	—	3,067	81	—
Lender recourse and indemnification agreements	5,407	4,804	—	5,247	4,911	—
Pool insurance	1,638	594	—	1,719	618	—
Other
HFA Indemnifications	1,602	1,602	—	1,747	1,747	—
Subordination	1,817	216	—	1,874	230	—
Other credit enhancements	17	6	—	17	6	—
Credit enhancements subsequent to our purchase or guarantee of the loan:
STACR debt note(2)	475,851	15,487	15,487	427,978	14,507	14,507
ACIS transactions(2)	500,558	5,691	872	453,670	5,355	877
Whole loan security and senior subordinate securitization structures(2)	3,057	396	396	2,494	375	375
Less: UPB with more than one type of credit enhancement	(632,376)	—	—	(559,400)	—	—
Single-family book with credit enhancement	662,857	105,521	16,765	630,660	102,185	15,769
Single-family book without credit enhancement	1,115,969	—	—	1,124,066	—	—
Total	$1,778,826	$105,521	$16,765	$1,754,726	$102,185	$15,769

(1)
Collateralized coverage includes cash received by Freddie Mac upon issuance of STACR debt notes and unguaranteed whole loan securities, as well as cash and securities pledged for our benefit primarily related to ACIS transactions.

(2)	Credit risk transfer transactions. The substantial majority of single-family loans covered by these transactions were acquired after 2012.
Commentary

•
We had coverage remaining of $105.5 billion and $102.2 billion on our single-family credit guarantee portfolio as of March 31, 2017 and December 31, 2016, respectively. Credit risk transfer transactions provided 20.6% and 19.9% of the coverage remaining at those dates.

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

	March 31, 2017
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Credit score)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Modified
Core single-family book:
< 620	0.2%	2.11%	—%	NM	—%	NM	0.2%	2.33%	3.1%
620 to 659	1.6	0.97%	0.3	1.09%	—	NM	1.9	0.99%	1.3%
≥ 660	62.3	0.15%	9.5	0.22%	0.1	1.79%	71.9	0.16%	0.2%
Not available	—	NM	0.1	3.38%	—	NM	0.1	2.61%	4.0%
Total	64.1%	0.18%	9.9%	0.26%	0.1%	3.13%	74.1%	0.19%	0.2%

Relief refinance book:
< 620	0.6%	1.67%	0.1%	3.31%	0.1%	4.52%	0.8%	2.20%	4.9%
620 to 659	0.8	1.06%	0.3	2.30%	0.1	3.44%	1.2	1.49%	2.8%
≥ 660	9.8	0.32%	2.0	1.1%	0.7	1.93%	12.5	0.50%	0.8%
Not available	—	NM	—	NM	—	NM	—	NM	1.4%
Total	11.2%	0.44%	2.4%	1.39%	0.9%	2.31%	14.5%	0.67%	1.2%

Legacy single-family book:
< 620	0.7%	5.83%	0.2%	12.22%	0.1%	19.37%	1.0%	7.50%	34.5%
620 to 659	1.3	4.20%	0.3	9.47%	0.2	16.15%	1.8	5.51%	28.6%
≥ 660	6.7	1.90%	1.2	6.59%	0.6	12.01%	8.5	2.55%	13.9%
Not available	0.1	4.86%	—	NM	—	NM	0.1	5.48%	16.6%
Total	8.8%	2.58%	1.7%	7.91%	0.9%	14.16%	11.4%	3.45%	17.7%

(1)	NM - Not meaningful due to the percentage of the portfolio rounding to zero.

Freddie Mac Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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
Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $1.3 billion of security collateral underlying our other securitization products at both March 31, 2017 and December 31, 2016 were identified as subprime based on information provided to us when we entered into these transactions.
Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, as part of our relief refinance initiative, or as part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to March 31, 2017, we have purchased approximately $35.0 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio, including $0.5 billion in 1Q 2017.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.

	March 31, 2017				December 31, 2016
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$31.3	70%	26.7%	5.11%	$32.6	72%	25.9%	5.21%
The UPB of Alt-A loans in our single-family credit guarantee portfolio declined during 1Q 2017 primarily due to borrowers refinancing into other mortgage products, foreclosure transfers, and other liquidation events. Significant portions of the Alt-A loans in our portfolio are concentrated in Arizona, California, Florida, and Nevada.

Freddie Mac Form 10-Q	28

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Loan Performance

Serious Delinquency Rates
Commentary

•
Serious delinquency rates generally declined on a year-over-year basis on our single-family credit guarantee portfolio due to the continued strong performance of loans in the growing Core single-family book, continued home price appreciation, a stable labor market, continued loss mitigation, and foreclosure activities for loans primarily in the Legacy single-family book, as well as sales of certain non-performing loans.

•	Delinquency rates declined to 1.08% and 0.32% for loans one month and two months past due, respectively, as of March 31, 2017 compared to 1.37% and 0.40%, respectively, as of December 31, 2016.

Freddie Mac Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Performance

The table below contains certain credit performance metrics of our single-family credit guarantee portfolio. On January 1, 2017, we elected a new accounting policy for loan reclassifications from held-for-investment to held-for-sale that increased the amount of charge-offs recognized in 1Q 2017. Under the new policy, when we reclassify (transfer) a loan from held-for-investment to held-for-sale, we charge off the entire difference between the loan’s recorded investment and its fair value if the loan has a history of credit-related issues. Expenses related to property taxes and insurance are included as part of the charge-off. See Note 4 for further information about this change.

(Dollars in millions)	1Q 2017	1Q 2016
Charge-offs, gross(1)	$740	$569
Recoveries	(97)	(128)
Charge-offs, net	643	441
REO operations expense	56	84
Total credit losses	$699	$525

Total credit losses (in bps)	15.6	12.2
Ratio of total loan loss reserves (excluding reserves for TDR concessions) to annualized net charge-offs for single-family loans	1.9	2.7
Ratio of total loan loss reserves to annualized net charge-offs for single-family loans	5.0	8.2

(1)
1Q 2016 does not include lower-of-cost-or-fair-value adjustments and other expenses related to property taxes and insurance recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $98 million. 1Q 2017 includes charge-offs of $364 million related to the transfer of loans from held-for-investment to held-for-sale.

The table below summarizes the carrying value for individually impaired single-family loans on our consolidated balance sheets for which we have recorded a specific reserve.

	March 31, 2017		March 31, 2016
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	485,709	$78,869	512,253	$85,960
New additions	10,838	1,486	12,470	1,701
Repayments and reclassifications to held-for-sale	(15,881)	(3,290)	(10,426)	(1,945)
Foreclosure transfers and foreclosure alternatives	(2,774)	(373)	(2,962)	(426)
TDRs, at March 31,	477,892	76,692	511,335	85,290
Loans impaired upon purchase	7,165	485	8,137	604
Total impaired loans with specific reserve	485,057	77,177	519,472	85,894
Allowance for loan losses		(11,268)		(13,315)
Net investment, at March 31,		$65,909		$72,579

Freddie Mac Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

The table below presents information about the UPB of single-family TDRs and non-accrual loans on our consolidated balance sheets.

(In millions)	March 31, 2017	December 31, 2016
TDRs on accrual status	$75,296	$77,122
Non-accrual loans	15,133	16,164
Total TDRs and non-accrual loans	$90,429	$93,286

Loan loss reserves associated with:
TDRs on accrual status	$9,626	$10,295
Non-accrual loans	2,213	2,290
Total	$11,839	$12,585

(In millions)	1Q 2017	1Q 2016

Foregone interest income on TDRs and non-accrual loans(1)	$554	$697

(1)	Represents the amount of interest income that we would have recognized for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.
Commentary

•	As of March 31, 2017, 62% of the loan loss reserves for single-family mortgage loans related to interest rate concessions which were provided to borrowers as part of loan modifications.

•	Most of our modified single-family loans, including TDRs, were current and performing at March 31, 2017.

•
We expect our loan loss reserves associated with existing single-family TDRs to continue to decline over time as borrowers continue to make monthly payments under the modified terms and interest-rate concessions are amortized into earnings.

•
Charge-offs, net were higher in 1Q 2017 compared to 1Q 2016 mainly due to the policy change for loan reclassifications from held-for-investment to held-for-sale. See Note 4 for further information about this change.

•	See Note 4 for information on our single-family loan loss reserves.

Freddie Mac Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

Loan Workout Activity
(UPB in billions, number of loan workouts in thousands)
Commentary

•	Our loan workout activity declined consistent with the decline in the number of delinquent loans in the single-family credit guarantee portfolio as the economy continued to improve.

•	We continue our loss mitigation efforts through our loan refinance, modification, and other initiatives.

Freddie Mac Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

REO Activity

The table below presents a summary of our single-family REO activity.

	1Q 2017		1Q 2016
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	11,418	$1,215	17,004	$1,774
Additions	3,545	346	4,631	440
Dispositions	(4,025)	(399)	(6,226)	(603)
Ending balance — REO	10,938	1,162	15,409	1,611
Beginning balance, valuation allowance		(17)		(52)
Change in valuation allowance		(2)		8
Ending balance, valuation allowance		(19)		(44)
Ending balance — REO, net		$1,143		$1,567
Commentary

•
Our REO ending inventory declined in 1Q 2017 compared to 1Q 2016 primarily due to REO dispositions exceeding acquisitions. REO acquisitions continued to decline due to fewer seriously delinquent loans, driven in part by sales of certain seriously delinquent loans in 2016, and a large proportion of property sales to third parties at foreclosure.

Freddie Mac Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Single-family Guarantee segment.

	1Q 2017	1Q 2016	Change
(Dollars in millions)			$	%
Guarantee fee income	$1,418	$1,285	$133	10%
Benefit (provision) for credit losses	39	289	(250)	(87)%
Other non-interest income (loss)	319	224	95	42%
Administrative expense	(333)	(295)	(38)	(13)%
REO operations expense	(59)	(87)	28	32%
Other non-interest expense	(318)	(252)	(66)	(26)%
Segment Earnings before income tax expense	1,066	1,164	(98)	(8)%
Income tax expense	(356)	(354)	(2)	(1)%
Segment Earnings, net of taxes	710	810	(100)	(12)%
Total other comprehensive income (loss), net of tax	(2)	1	(3)	(300)%
Total comprehensive income	$708	$811	($103)	(13)%
Key Drivers:

•	Guarantee fee income

◦	1Q 2017 vs. 1Q 2016 - increased primarily due to higher average contractual guarantee fees and continued growth in the size of the Core single-family book.

•	Benefit (provision) for credit losses

◦
1Q 2017 vs. 1Q 2016 - decreased primarily due to stable probability of default and estimated loss severity in 1Q 2017, compared to improvements in probability of default and estimated loss severity in 1Q 2016.

•	Other non-interest income (loss)

◦	1Q 2017 vs. 1Q 2016 - increased primarily due to:

▪	An increase in non-cash amortization income in 1Q 2017 as compared to 1Q 2016 due to higher prepayments related to PCs in 1Q 2017; and

▪
Lower property tax and insurance expense associated with reperforming mortgage loans classified as held-for-sale in 1Q 2017 as compared to seriously delinquent mortgage loans with higher expenses that were classified as held-for-sale in 1Q 2016.

These items were partially offset by:

▪	Fair value losses on certain STACR debt notes due to tightening spreads between STACR yields and LIBOR in 1Q 2017 compared to 1Q 2016 when spreads were relatively unchanged; and

▪	Settlement proceeds related to the TBW bankruptcy received in 1Q 2016.

•	Other non-interest expense

◦	1Q 2017 vs. 1Q 2016 - increased primarily due to higher credit risk transfer expense reflecting higher outstanding cumulative volumes in 1Q 2017 as compared to 1Q 2016.

Freddie Mac Form 10-Q	34

Management's Discussion and Analysis	Our Business Segments | Multifamily

MULTIFAMILY
MARKET CONDITIONS

The graphs and related discussion below present certain multifamily market indicators that can significantly affect the business and financial results of our Multifamily segment.
Change in Effective Rents
Source: REIS, Inc.

Apartment Vacancy Rates
Source: REIS, Inc.
Commentary

•	Effective rent growth slowed, while vacancy rates rose slightly during 1Q 2017 compared to 4Q 2016, primarily due to new apartment completions outpacing net absorptions.

•	While we expect these trends in market conditions to continue in the upcoming quarters, we do not expect our financial results for the remainder of the year to be significantly affected by them.

Freddie Mac Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Multifamily

K Certificate Benchmark Spreads

Source: Independent dealers

Commentary

•
The profitability of our K Certificate transactions (as measured by gains and losses on sales of mortgage loans) is affected by the change in K Certificate benchmark spreads during the period between loan purchase commitment and execution of the K Certificate transaction. These market spread impacts contribute to our earnings volatility, which we try to manage through the size of our securitization pipeline of held-for-sale mortgage loans and through our purchase of swaptions on credit indices.

•
K Certificate benchmark spreads tightened slightly during 1Q 2017, ending at 62 bps, which had a positive effect on K Certificate profitability. The primary drivers of spread tightening were overall market spread improvement, an increase in our investor base, and structural enhancements made to our K Certificate transactions. By comparison, our K Certificate benchmark spreads were more volatile during 1Q 2016, as a result of certain macroeconomic market conditions, resulting in a negative effect on our K Certificate profitability.

Freddie Mac Form 10-Q	36

Management's Discussion and Analysis	Our Business Segments | Multifamily

BUSINESS RESULTS

The graphs and related discussion below present the business results of our Multifamily segment.
New Business Activity

Multifamily New Business Activity

(UPB in billions)

Commentary

•
The 2017 FHFA scorecard production cap remains at $36.5 billion. Business activity associated with certain targeted loan types is considered uncapped for purposes of determining the dollar volume of multifamily new business. Reclassifications between new business activity subject to the production cap and new business activity not subject to the production cap may occur during 2017.

•
Outstanding loan purchase commitments were $14.0 billion and $9.5 billion as of March 31, 2017 and March 31, 2016, respectively. Both periods include loan purchase commitments for which we have elected the fair value option.

•	The dollar volume of our multifamily new business activity was lower during 1Q 2017 compared to 1Q 2016. However, after considering outstanding loan purchase commitments, our overall activity was

Freddie Mac Form 10-Q	37

Management's Discussion and Analysis	Our Business Segments | Multifamily

relatively flat during 1Q 2017 compared to 1Q 2016. We expect our full year new business activity volume for 2017 to be consistent with 2016 volumes.

•
Approximately 55 percent of our multifamily new business activity during 1Q 2017 counted towards the 2017 scorecard production cap, while the remaining 45 percent was not subject to the production cap.

Freddie Mac Form 10-Q	38

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio

Total Multifamily Portfolio

Multifamily Mortgage Investments Portfolio
Commentary

•
Our total multifamily portfolio grew during 1Q 2017 due to an increase in the guarantee portfolio, which was primarily attributable to our securitization of loans in K Certificate and SB Certificate transactions.

•	Our securitization pipeline of held-for-sale loans was $17.6 billion at March 31, 2017, relatively unchanged from December 31, 2016.

•	The decline in less liquid assets during 1Q 2017 was primarily due to continued runoff of our held-for-investment mortgage loan and CMBS portfolios.

•	Our multifamily delinquency rate at March 31, 2017 was 0.03%.

Freddie Mac Form 10-Q	39

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Risk Transfer Activity

New K Certificate and SB Certificate Issuances

Average Guarantee Fee Rate Charged on New K Certificates, K Certificates without Subordination, and SB Certificates

Commentary

•
K Certificate and SB Certificate structures vary by deal. Structural deal features such as term, type of underlying loan product, and subordination levels generally influence the deal's size (UPB) and its risk profile, which ultimately affects the guarantee fee rate received by Freddie Mac, as Guarantor.

•
The dollar volume of our K Certificate and SB Certificate issuances was relatively flat during 1Q 2017 compared to 1Q 2016. While we may purchase certain unguaranteed subordinated securities related to these issuances, to date we have not purchased any of the unguaranteed securities that are in the first loss position, nor do we currently hold any in our portfolio.

•
The average guarantee fee rate on newly issued K Certificate and SB Certificate issuances was lower during 1Q 2017 compared to 1Q 2016, primarily due to higher average subordination rates in 1Q 2017 coupled with greater securitization of underlying loan products that by their nature and design have less risk and for which we therefore charge a lower guarantee fee rate.

Freddie Mac Form 10-Q	40

Management's Discussion and Analysis	Our Business Segments | Multifamily

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Multifamily segment.

	1Q 2017	1Q 2016	Change
(Dollars in millions)			$	%
Net interest income	$271	$252	$19	8%
Guarantee fee income	151	108	43	40%
Benefit (provision) for credit losses	6	5	1	20%
Gains (losses) on loans and other non-interest income	236	737	(501)	(68)%
Derivative gains (losses)	127	(787)	914	116%
Administrative expense	(95)	(80)	(15)	(19)%
Other non-interest expense	(21)	(24)	3	13%
Segment Earnings before income tax (expense) benefit	675	211	464	220%
Income tax (expense) benefit	(226)	(64)	(162)	(253)%
Segment Earnings, net of taxes	449	147	302	205%
Total other comprehensive income (loss), net of tax	(4)	3	(7)	(233)%
Total comprehensive income (loss)	$445	$150	$295	197%

Key Drivers:

•	Guarantee fee income

◦	1Q 2017 vs. 1Q 2016 - increased primarily due to higher average multifamily guarantee portfolio balances as a result of ongoing issuances of K Certificates and SB Certificates.

•
Gains (losses) on loans and other non-interest income, derivative gains (losses), and total other comprehensive income (loss) are evaluated together as they are collectively driven by a combination of market spread-related and interest rate-related fair value changes. We use derivatives in the Multifamily segment to economically offset interest rate-related fair value changes of certain assets. The fair value changes of these economically hedged assets are included in gains (losses) on loans and other non-interest income and total other comprehensive income (loss). The interest rate-related portion of these changes and the interest rate-related derivative fair value changes that are included in derivative gains (losses) largely offset each other and, as a result, there is minimal net impact on total comprehensive income for the Multifamily segment from interest rate-related derivatives. We also purchase swaptions on credit indices to economically offset a portion of the market spread-related fair value changes of certain assets.

◦
1Q 2017 vs. 1Q 2016 - we recognized gains, in the aggregate, during 1Q 2017 compared to losses, in the aggregate, during 1Q 2016, primarily due to improved pricing on K Certificates and SB Certificates as well as improved market spread-related fair value changes. During 1Q 2017, we recognized spread-related gains primarily due to K Certificate benchmark spreads tightening, compared to spread-related losses during 1Q 2016 due to increased volatility in the K Certificate spreads and non-agency CMBS spreads widening on our available-for-sale securities.

Freddie Mac Form 10-Q	41

Management's Discussion and Analysis	Our Business Segments | Investments

INVESTMENTS
MARKET CONDITIONS

The following graphs and related discussion present the par swap rate curves as of the end of each comparative period. Changes in par swap rates can significantly affect the fair value of our debt, derivatives, and mortgage and non-mortgage-related securities. As a result, changes in par swap rates will affect the business and financial results of our Investments segment.
Par Swap Rate Curves
Sources: BlackRock
Commentary

•
Long-term interest rates increased slightly during 1Q 2017, resulting in higher fair values for our pay-fixed interest rate swaps and lower fair values for our receive-fixed interest rate swaps, certain of our option contracts, and the vast majority of our investments in securities. Conversely, long-term interest rates decreased during 1Q 2016, resulting in lower fair values for our pay-fixed interest rate swaps and higher fair values for our receive-fixed interest rate swaps, certain of our option contracts, and the vast majority of our investments in securities.

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

Investments Portfolio

Mortgage Investments Portfolio
Commentary

•
We continue to reduce the size of our mortgage investments portfolio in order to comply with the mortgage-related investments portfolio year-end limits. The balance of our mortgage investments portfolio declined 2.1% from December 31, 2016 to March 31, 2017.

•
The overall liquidity of our mortgage investments portfolio continued to improve as our less liquid assets decreased at a faster pace than the overall decline of our mortgage investments portfolio. The percentage of less liquid assets relative to our total mortgage investments portfolio declined from 34.4% at December 31, 2016 to 33.8% at March 31, 2017, primarily due to repayments and sales of our less liquid assets. We continued to actively reduce the size of our less liquid assets during 1Q 2017 by selling $2.3 billion of non-agency mortgage-related securities.

•
The balance of our other investments and cash portfolio declined by 4.5% primarily due to a decrease in prepayment proceeds received by the custodial account as of March 31, 2017 compared to December 31, 2016.

Freddie Mac Form 10-Q	43

Management's Discussion and Analysis	Our Business Segments | Investments

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balance
Commentary

•	Net Interest Yield

◦	1Q 2017 vs. 1Q 2016 - remained relatively flat.

•	Average Investments Portfolio Balance

◦
The average investments portfolio balance for 1Q 2017 declined compared to 1Q 2016 primarily due to the repayments of mortgage-related securities, the sale of non-agency mortgage-related securities, and the repayment of certain reperforming loans and performing modified loans, partially offset by an increase in our purchases of U.S. Treasury securities, which are classified as non-mortgage-related assets. The overall decline in our average investments portfolio balance is consistent with our efforts to comply with the mortgage-related investments portfolio year-end limits.

Freddie Mac Form 10-Q	44

Management's Discussion and Analysis	Our Business Segments | Investments

FINANCIAL RESULTS

The table below presents the components of the Segment Earnings and comprehensive income for our Investments segment.

	1Q 2017	1Q 2016	Change
(Dollars in millions)			$	%
Net interest income	$929	$1,029	($100)	(10)%
Net impairment of available-for-sale securities recognized in earnings	73	81	(8)	(10)%
Derivative gains (losses)	52	(3,276)	3,328	102%
Gains (losses) on trading securities	(135)	169	(304)	(180)%
Other non-interest income	744	187	557	298%
Administrative expense	(83)	(73)	(10)	(14)%
Segment Earnings before income tax (expense) benefit	1,580	(1,883)	3,463	184%
Income tax (expense) benefit	(528)	572	(1,100)	(192)%
Segment Earnings, net of taxes	1,052	(1,311)	2,363	180%
Total other comprehensive income (loss), net of tax	29	150	(121)	(81)%
Total comprehensive income (loss)	$1,081	($1,161)	$2,242	193%
Key Drivers:

•	Net interest income

◦	1Q 2017 vs. 1Q 2016 - decreased primarily due to a reduction in the balance of our higher yielding mortgage-related assets due to repayments.

•	Derivative gains (losses)

◦
1Q 2017 vs. 1Q 2016 - improved during 1Q 2017 compared to 1Q 2016 as long-term interest rates increased slightly during 1Q 2017 compared to a decline during 1Q 2016, resulting in an improvement in the fair value of our pay-fixed interest rate swaps and forward commitments to issue PCs. This improvement in fair value was partially offset by losses in our receive-fixed swaps and option-based derivatives. See "Consolidated Results of Operations - Derivative Gains (Losses)" for additional information.

•	Gains (losses) on trading securities

◦	1Q 2017 vs. 1Q 2016 - decreased primarily due to losses from a slight increase in long-term interest rates during 1Q 2017 compared to gains from a decrease in long-term interest rates during 1Q 2016.

•	Other non-interest income

◦
1Q 2017 vs. 1Q 2016 - increased primarily due to an increase in the amount of gains recognized from the extinguishment of certain fixed-rate debt securities of consolidated trusts, as market interest rates increased between the time of issuance and repurchase, coupled with an increase in sales of available-for-sale non-agency mortgage-related securities in an unrealized gain position. The volume of our sales of non-agency mortgage-related securities will continue to vary as our portfolio that is saleable, based on a variety of criteria, has decreased.

•	Other comprehensive income (loss)

◦
1Q 2017 vs. 1Q 2016 - decreased primarily due to an increase in sales of available-for-sale non-agency mortgage-related securities in an unrealized gain position, which resulted in more unrealized gains being reclassified from accumulated other comprehensive income to other non-

Freddie Mac Form 10-Q	45

Management's Discussion and Analysis	Our Business Segments | Investments

interest income. In addition, we recognized unrealized gains during 1Q 2017 as a result of spreads tightening on our mortgage-related securities partially offset by unrealized losses due to slight increases in interest rates. During 1Q 2016, we recognized unrealized gains due to a decrease in interest rates partially offset by losses on our non-agency mortgage related securities due to spread widening.

Freddie Mac Form 10-Q	46

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
Risk is an inherent part of our business activities. We are exposed to four major types of risk: credit risk, market risk, liquidity risk, and operational risk.
For more discussion of these and other risks facing our business and our risk management framework, see "MD&A - Risk Management" and "Risk Factors" in our 2016 Annual Report and "Liquidity and Capital Resources" in this report and in our 2016 Annual Report. See below for updates since our 2016 Annual Report.

Freddie Mac Form 10-Q	47

Management's Discussion and Analysis	Risk Management | Market Risk

MARKET RISK
Our business segments have inherent exposure to market risk, including interest-rate and spread risks. Interest-rate risk is consolidated and primarily managed by the Investments segment, while spread risk is owned and managed by each individual business segment. Market risk can adversely affect future cash flows, or economic value, as well as earnings and net worth.
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
Our primary interest-rate risk measures are duration gap and PMVS. Duration gap measures the difference in price sensitivity to interest rate changes between our financial assets and liabilities and is expressed in months relative to the market value of assets. PMVS is an estimate of the change in the market value of our financial assets and liabilities with spreads held constant from an instantaneous shock to interest rates, assuming no rebalancing actions are undertaken. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value to a 50 basis point parallel movement in interest rates (PMVS-Level or PMVS-L) and the other to a non-parallel movement resulting from a 25 basis point change in slope of the LIBOR yield curve (PMVS-Yield Curve or PMVS-YC). While we believe that duration gap and PMVS are useful risk management tools, they should be understood as estimates rather than as precise measurements.
The table below provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for 1Q 2017 and 1Q 2016. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.

	PMVS-YC	PMVS-L
(In millions)	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve:
March 31, 2017	$2	$—	$—
December 31, 2016	$7	$—	$—

	1Q 2017			1Q 2016
(Duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	0.1	$7	$5	0.2	$8	$29
Minimum	(0.2)	$—	$—	(0.2)	$—	$—
Maximum	0.8	$22	$63	0.7	$31	$92
Standard deviation	0.2	$5	$15	0.2	$6	$26
Derivatives enable us to reduce our interest-rate risk exposure. The table below shows that the PMVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.

Freddie Mac Form 10-Q	48

Management's Discussion and Analysis	Risk Management | Market Risk

	PMVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
March 31, 2017	$3,734	$—	($3,734)
December 31, 2016	$3,651	$—	($3,651)
While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, the accounting treatment for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value), including derivatives, creates volatility in our earnings when interest rates fluctuate. On February 2, 2017, we began using fair value hedge accounting for certain single-family mortgage loans, which reduced such volatility. Based upon the composition of our financial assets and liabilities, including derivatives, at March 31, 2017, we generally recognize fair value losses in earnings when long-term interest rates decline.
To evaluate the potential benefits of fair value hedge accounting, we determine the most adverse GAAP earnings outcome, under a range of scenarios, before hedge accounting (the “Before Hedge Accounting” GAAP adverse scenario) and compare this to the most adverse GAAP earnings outcome, under the same range of scenarios, after hedge accounting (the “After Hedge Accounting” GAAP adverse scenario). To do this, we evaluate the estimated adverse net effect on before-tax earnings of certain immediate shifts in interest rates both before and after the application of fair value hedge accounting. The interest rate scenarios evaluated include parallel shifts in the yield curve of plus and minus 100 basis points, non-parallel yield curve shifts in which long-term interest rates increase or decrease by 100 basis points, and non-parallel yield curve shifts in which short-term and medium-term interest rates increase or decrease by 100 basis points.
At March 31, 2017, the GAAP adverse scenario both before and after fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points. The results of this evaluation are shown by the table below.

	GAAP Adverse Scenario (Before-Tax)
(Dollars in billions)	Before Hedge Accounting	After Hedge Accounting	% Change
March 31, 2017	($3.5)	($1.8)	50%
March 31, 2016	($3.2)	N/A	N/A
See Note 7 for actual results of fair value hedge accounting on our condensed consolidated statements of comprehensive income for 1Q 2017.

Freddie Mac Form 10-Q	49

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY PROFILE
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

	1Q 2017
(Dollars in millions)	Short-term	Average Rate	Long-term	Average Rate
Discount notes and Reference Bills:
Beginning balance	$61,042	0.47%	$—	—%
Issuances	100,504	0.59%	—	—%
Repurchases	(57)	0.91%	—	—%
Maturities	(100,416)	0.47%	—	—%
Ending Balance	61,073	0.66%	—	—%
Securities sold under agreements to repurchase:
Beginning balance	3,040	0.42%	—	—%
Additions	36,976	0.26%	—	—%
Repayments	(33,469)	0.23%	—	—%
Ending Balance	6,547	0.41%	—	—%
Callable debt:
Beginning balance	—	—%	98,420	1.44%
Issuances	—	—%	18,008	1.91%
Repurchases	—	—%	—	—%
Calls	—	—%	(1,460)	2.02%
Maturities	—	—%	(2,178)	0.76%
Ending Balance	—	—%	112,790	1.52%
Non-callable debt:(1)
Beginning balance	7,435	0.41%	186,806	2.10%
Issuances	4,572	0.69%	5,134	2.23%
Repurchases	—	—%	—	—%
Maturities	—	—%	(26,346)	1.30%
Ending Balance	12,007	0.51%	165,594	2.25%
Total other debt	$79,627	0.62%	$278,384	1.95%

Freddie Mac Form 10-Q	50

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

	1Q 2016
(Dollars in millions)	Short-term	Average Rate	Long-term	Average Rate
Discount notes and Reference Bills:
Beginning balance	$104,088	0.28%	$—	—%
Issuances	105,653	0.32%	—	—%
Maturities	(134,082)	0.23%	—	—%
Ending Balance	75,659	0.42%	—	—%
Securities sold under agreements to repurchase:
Beginning balance	—	—%	—	—%
Additions	300	0.50%	—	—%
Repayments	(300)	0.50%	—	—%
Ending Balance	—	—%	—	—%
Callable debt:
Beginning balance	—	—%	107,675	1.61%
Issuances	—	—%	28,930	1.43%
Repurchases	—	—%	—	—%
Calls	—	—%	(27,691)	1.72%
Maturities	—	—%	(250)	0.47%
Ending Balance	—	—%	108,664	1.49%
Non-callable debt:(1)
Beginning balance	9,545	0.20%	196,713	2.34%
Issuances	—	—%	9,910	1.37%
Repurchases	—	—%	—	—%
Maturities	—	—%	(9,169)	2.41%
Ending Balance	9,545	0.20%	197,454	2.32%
Total other debt	$85,204	0.40%	$306,118	2.02%
(1) Includes STACR debt notes and certain multifamily other debt.

We continue to rely on short-term and medium-term other debt to meet our overall funding needs. Medium-term other debt is classified as long-term in the table above. During 1Q 2017, we increased our volume of securities sold under agreements to repurchase as these borrowing transactions reduced the cost of our funding. To replace the medium-term and long-term debt that was called or matured during 1Q 2017, we primarily issued a combination of callable and non-callable debt.

Our long-term other debt issuances decreased during 1Q 2017 compared to 1Q 2016, as we called less debt due to the higher rate environment in 1Q 2017. Our outstanding other debt balance continues to decline as we reduce our indebtedness along with the decline in our mortgage-related investments portfolio.

Freddie Mac Form 10-Q	51

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.
Contractual Maturity Date as of March 31, 2017

Earliest Redemption Date as of March 31, 2017

Freddie Mac Form 10-Q	52

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

DEBT SECURITIES OF CONSOLIDATED TRUSTS

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.

(In millions)	1Q 2017	1Q 2016
Beginning balance	$1,602,162	$1,513,089
Issuances:
New issuances to third parties	71,002	51,607
Additional issuances of securities	30,804	28,264
Total issuances	101,806	79,871
Extinguishments:
Purchases of debt securities from third parties	(12,515)	(9,587)
Debt securities received in settlement of advances to lenders	(8,231)	(3,659)
Repayments of debt securities	(65,061)	(55,490)
Total extinguishments	(85,807)	(68,736)
Ending balance	$1,618,161	$1,524,224
Unamortized premiums and discounts	45,650	43,959
Debt securities of consolidated trusts held by third parties	$1,663,811	$1,568,183
Debt securities of our consolidated trusts represent our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Our exposure on debt securities of consolidated trusts is limited to the guarantee we provide on the payment of principal and interest on these securities, as the primary source of repayment of these debt securities comes from the cash flows of the mortgage loans held by the trusts which back the securities. At March 31, 2017, our estimated exposure (including the amounts that are due to Freddie Mac for debt securities of consolidated trusts that we purchased) to these debt securities is recognized as the allowance for credit losses on mortgage loans held by consolidated trusts. See Note 4 for details on our allowance for loan losses.
OTHER INVESTMENTS AND CASH PORTFOLIO

The investments in our other investments and cash portfolio are important to our cash flow, collateral management, and asset and liability management and our ability to provide liquidity and stability to the mortgage market. The table below summarizes the balances in our other investments and cash portfolio, which includes the liquidity and contingency operating portfolio.

Freddie Mac Form 10-Q	53

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

	March 31, 2017				December 31, 2016
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other(1)	Total Other Investments and Cash Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other(1)	Total Other Investments and Cash Portfolio
Cash and cash equivalents	$10.7	$—	$—	$10.7	$12.4	$—	$—	$12.4
Restricted cash and cash equivalents	—	1.4	0.4	1.8	—	9.5	0.4	9.9
Securities purchased under agreements to resell	34.9	15.7	0.7	51.3	37.5	13.6	0.4	51.5
Non-mortgage related securities	25.5	—	1.7	27.2	19.6	—	1.5	21.1
Other assets(2)	—	—	1.1	1.1	—	—	1.3	1.3
Total	$71.1	$17.1	$3.9	$92.1	$69.5	$23.1	$3.6	$96.2

(1)
Consists of amounts related to collateral held by us from derivative and other counterparties, investments in unsecured agency debt that we may not otherwise invest in, other than to pledge as collateral to our counterparties when our derivatives are in a liability position, and advances to lenders.

(2)	Consists of advances to lenders.
Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York.

Freddie Mac Form 10-Q	54

Management's Discussion and Analysis	Liquidity and Capital Resources | Cash Flows

CASH FLOWS
We evaluate our cash flow performance by comparing the net cash flows from operating and investing activities to the net cash flows required to finance those activities. The following graphs present the results of these activities for 1Q 2016 and 1Q 2017.

Commentary

Cash provided by operating activities increased $4.2 billion primarily due to the following:

•	Decrease in net purchases of mortgage loans acquired as held-for-sale, primarily due to a decrease in purchases of multifamily loans.
Cash provided by investing activities decreased $22.2 billion primarily due to the following:

•	Balances of securities purchased under agreements to resell remaining relatively flat during 1Q 2017, but declining significantly during 1Q 2016 due to lower near-term cash needs;

•	Increase in net purchases of trading securities, primarily due to an increase in our purchases of U.S. Treasury securities; and

•	Increase in advances to lenders; partially offset by

•	Decrease in restricted cash due to a reduction in amounts held by consolidated trusts due to a decrease in prepayment proceeds.
Cash used in financing activities decreased $15.8 billion primarily due to the following:

•	Increase in net proceeds from issuance of other debt, as we called less debt due to the higher interest-rate environment; partially offset by

•	Increase in net repayments and redemptions of debt securities of consolidated trusts held by third parties due to higher PC liquidation rates.

Freddie Mac Form 10-Q	55

Management's Discussion and Analysis	Liquidity and Capital Resources | Capital Resources

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
At March 31, 2017, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount at March 31, 2017 and the 2017 Capital Reserve Amount of $600 million, our scheduled dividend obligation to Treasury in June 2017 will be $2.2 billion. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock. As a result of the net worth sweep dividend on the senior preferred stock, our future profits will effectively be distributed to Treasury, and we cannot retain capital from the earnings generated by our business operations (other than a limited capital reserve amount that will decrease to zero in 2018) or return capital to stockholders other than Treasury.
In June 2016, FASB issued an Accounting Standards Update (ASU 2016-13) related to the measurement of credit losses on financial instruments that will be effective as of January 1, 2020, with early adoption permitted as of January 1, 2019. This Update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses. While we are still evaluating the effect that the adoption of this Update will have on our financial results, it will increase (perhaps substantially) our provision for credit losses in the period of adoption. As our capital reserve will decline to zero in 2018, this Update increases the risk that we will need to request a draw from Treasury for the period of adoption.
The table below presents activity related to our net worth during 1Q 2017 and 1Q 2016.

(In millions)	1Q 2017	1Q 2016
Beginning balance	$5,075	$2,940
Comprehensive (loss) income	2,234	(200)
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	(4,475)	(1,740)
Total equity / net worth	$2,834	$1,000
Aggregate draws under Purchase Agreement	$71,336	$71,336
Aggregate cash dividends paid to Treasury	$105,923	$98,205

Freddie Mac Form 10-Q	56

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
REDUCING OUR MORTGAGE-RELATED INVESTMENTS PORTFOLIO OVER TIME
The table below presents the UPB of our mortgage-related investments portfolio for purposes of the limit imposed by the Purchase Agreement and FHFA regulation. The cap for this portfolio will decrease to approximately $288 billion at December 31, 2017.

	March 31, 2017				December 31, 2016
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Investments segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$7,722	$—	$7,722	$—	$13,113	$—	$13,113
Reperforming loans and performing modified loans	—	—	58,290	58,290	—	—	58,326	58,326
Total single-family unsecuritized loans	—	7,722	58,290	66,012	—	13,113	58,326	71,439
Freddie Mac mortgage-related securities	130,259	—	4,537	134,796	125,652	—	4,776	130,428
Non-agency mortgage-related securities	109	—	13,215	13,324	113	—	16,059	16,172
Non-Freddie Mac agency mortgage-related securities	10,778	—	—	10,778	11,759	—	—	11,759
Total Investments segment - Mortgage investments portfolio	141,146	7,722	76,042	224,910	137,524	13,113	79,161	229,798
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	12,988	12,988	—	—	13,692	13,692
Multifamily segment - unsecuritized loans and mortgage-related securities	7,544	17,572	28,196	53,312	7,447	16,372	31,117	54,936
Total mortgage-related investments portfolio	$148,690	$25,294	$117,226	$291,210	$144,971	$29,485	$123,970	$298,426
Percentage of total mortgage-related investments portfolio	51%	9%	40%	100%	49%	10%	41%	100%
Mortgage-related investments portfolio cap at December 31, 2017 and December 31, 2016				$288,408				$339,304
90% of mortgage-related investments portfolio cap at December 31, 2017 and December 31, 2016(1)				$259,567				$305,374

(1)	Represents the amount that we manage to under our Retained Portfolio Plan, subject to certain exceptions.
The decline in our mortgage-related investments portfolio during 1Q 2017 was primarily due to repayments.
While we continued to purchase new single-family seriously delinquent loans, our active disposition of less liquid assets included the following:

•	Sales of $2.3 billion of non-agency mortgage-related securities; and

•	Securitizations of $0.2 billion in UPB of less liquid multifamily loans.

Freddie Mac Form 10-Q	57

Management's Discussion and Analysis	Regulation and Supervision

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
AFFORDABLE HOUSING ALLOCATIONS
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases and pay this amount to certain housing funds. During 1Q 2017, we completed $98 billion of new business purchases subject to this requirement and accrued $41 million of related expense. We expect to pay this amount (and any additional amounts accrued based on our new business purchases during the remainder of 2017) in February 2018. We are prohibited from passing through these costs to the originators of the loans that we purchase.
LEGISLATIVE AND REGULATORY DEVELOPMENTS
AFFORDABLE HOUSING GOALS

In March 2017, we reported to FHFA that we believe that we achieved three of the five single-family affordable housing benchmarks and all three multifamily affordable housing goals for 2016. We may achieve a single-family housing goal by meeting or exceeding either:

•	the FHFA benchmark for that goal; or

•	the actual share of the market that meets the criteria for that goal.
FHFA will ultimately make the determination as to whether we achieved compliance with the housing goals for 2016.
DUTY TO SERVE UNDERSERVED MARKETS PLAN

On April 13, 2017, we submitted our draft Duty to Serve Underserved Markets Plan to FHFA, as required by the recently finalized Duty to Serve Rule. We understand that FHFA will release our draft plan for public comment in May 2017.
COMMON SECURITIZATION PLATFORM AND THE SINGLE (COMMON) SECURITY UPDATE

In March 2017, FHFA published "An Update on Implementation of the Single Security and the Common Securitization Platform," which included the timeframe for implementation of Release 2 of the common securitization platform, planned for the second quarter of 2019. Release 2 will allow Freddie Mac and Fannie Mae to issue a single (common) mortgage-related security, to be called the Uniform Mortgage-Backed Security or UMBS. Release 2 will add to the functionality of Release 1, by, among other things, including the ability to commingle Freddie Mac and Fannie Mae UMBS. Freddie Mac intends to offer an

Freddie Mac Form 10-Q	58

Management's Discussion and Analysis	Regulation and Supervision

optional exchange program to enable holders to exchange existing 45-day delay fixed-rate Gold PCs for 55-day delay Freddie Mac PCs, which includes UMBS.

Freddie Mac Form 10-Q	59

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

OFF-BALANCE SHEET ARRANGEMENTS
We enter into certain business arrangements that are not recorded on our consolidated balance sheets or that may be recorded in amounts that differ from the full contract or notional amount of the transaction and that may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets. For a description of our off-balance sheet arrangements, see "MD&A - Off-Balance Sheet Arrangements" in our 2016 Annual Report. See Note 3 for more information on our off-balance sheet securitization activities and other guarantees.
We have certain off-balance sheet arrangements related to our securitization activities involving guaranteed loans and mortgage-related securities, though most of our securitization activities are on-balance sheet. Our off-balance sheet arrangements related to these securitization activities primarily consist of K Certificates. We also have off-balance sheet arrangements related to certain other securitization products and other mortgage-related guarantees. Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $172.3 billion and $166.7 billion at March 31, 2017 and December 31, 2016, respectively.

Freddie Mac Form 10-Q	60

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-family Guarantee, Multifamily, and Investments segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, and our results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “possible,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “Risk Factors” section of our 2016 Annual Report, and:

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

•	Changes in economic and market conditions, including changes in employment rates, interest rates, spreads, and home prices;

•	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase, and fixed-rate vs. ARM);

•	The success of our efforts to mitigate our losses on our Legacy single-family book and our investments in non-agency mortgage-related securities;

•	The success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS, K Certificate and other credit risk transfer transactions;

•	Our ability to maintain adequate liquidity to fund our operations;

•	Our ability to maintain the security and resiliency of our operational systems and infrastructure (e.g., against cyberattacks);

•	Our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	The adequacy of our risk management framework;

•	Our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

•	Our ability to limit or manage our economic exposure and GAAP earnings exposure to interest-rate

Freddie Mac Form 10-Q	61

Management's Discussion and Analysis	Forward-Looking Statements

volatility and spread volatility, including the availability of derivative financial instruments needed for interest-rate risk management purposes;

•	Our ability to issue new securities, make timely payments and provide initial and ongoing disclosures;

•	Changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	Changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs and multifamily K Certificates);

•	Changes in the practices of loan originators, investors and other participants in the secondary mortgage market; and

•	Other factors and assumptions described in this Form 10-Q and our 2016 Annual Report, including in the “MD&A” section.
Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac Form 10-Q	62

Financial Statements

FINANCIAL STATEMENTS

Freddie Mac Form 10-Q	63

Financial Statements	Condensed Consolidated Statements of Comprehensive Income

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions, except share-related amounts)	1Q 2017	1Q 2016
Interest income
Mortgage loans	$15,965	$15,818
Investments in securities	914	969
Other	101	57
Total interest income	16,980	16,844
Interest expense	(13,142)	(13,388)
Expense related to derivatives	(43)	(51)
Net interest income	3,795	3,405
Benefit (provision) for credit losses	116	467
Net interest income after benefit (provision) for credit losses	3,911	3,872
Non-interest income (loss)
Gains (losses) on extinguishment of debt	218	(55)
Derivative gains (losses)	(302)	(4,561)
Net impairment of available-for-sale securities recognized in earnings	(13)	(57)
Other gains on investment securities recognized in earnings	56	303
Other income (loss)	415	947
Non-interest income (loss)	374	(3,423)
Non-interest expense
Salaries and employee benefits	(275)	(239)
Professional services	(112)	(101)
Occupancy expense	(13)	(13)
Other administrative expense	(111)	(95)
Total administrative expense	(511)	(448)
Real estate owned operations expense	(56)	(84)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(321)	(272)
Other expense	(76)	(153)
Non-interest expense	(964)	(957)
Income (loss) before income tax (expense) benefit	3,321	(508)
Income tax (expense) benefit	(1,110)	154
Net income (loss)	2,211	(354)
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(2)	119
Changes in unrealized gains (losses) related to cash flow hedge relationships	28	34
Changes in defined benefit plans	(3)	1
Total other comprehensive income (loss), net of taxes and reclassification adjustments	23	154
Comprehensive income (loss)	$2,234	($200)
Net income (loss)	$2,211	($354)
Undistributed net worth sweep and senior preferred stock dividends	(2,234)	—
Net income (loss) attributable to common stockholders	($23)	($354)
Net income (loss) per common share — basic and diluted	($0.01)	($0.11)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	64

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(In millions, except share-related amounts)	2017	2016
Assets
Cash and cash equivalents (Note 12)	$10,679	$12,369
Restricted cash and cash equivalents (Notes 3, 12)	1,837	9,851
Securities purchased under agreements to resell (Notes 3, 8)	51,257	51,548
Investments in securities, at fair value (Note 5)	108,627	111,547
Mortgage loans held-for-sale (Note 4) (includes $17,687 and $16,255 at fair value)	19,666	18,088
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $12,739 and $13,431)	1,807,950	1,784,915
Accrued interest receivable (Note 3)	6,221	6,135
Derivative assets, net (Notes 7, 8)	569	747
Deferred tax assets, net (Note 10)	15,806	15,818
Other assets (Notes 3, 16) (includes $2,474 and $2,408 at fair value)	9,696	12,358
Total assets	$2,032,308	$2,023,376
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$5,897	$6,015
Debt, net (Notes 3, 6) (includes $6,253 and $6,010 at fair value)	2,018,444	2,002,004
Derivative liabilities, net (Notes 7, 8)	335	795
Other liabilities (Notes 3, 16)	4,798	9,487
Total liabilities	2,029,474	2,018,301
Commitments and contingencies (Notes 3, 7, and 14)
Equity (Note 9)
Senior preferred stock	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,054,731 shares and 650,046,828 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(80,207)	(77,941)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $716 and $782, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	913	915
Cash flow hedge relationships	(452)	(480)
Defined benefit plans	18	21
Total AOCI, net of taxes	479	456
Treasury stock, at cost, 75,809,155 shares and 75,817,058 shares	(3,883)	(3,885)
Total equity (See Note 9 for information on our dividend obligation to Treasury)	2,834	5,075
Total liabilities and equity	$2,032,308	$2,023,376
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

	March 31,	December 31,
(In millions)	2017	2016
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-investment	$1,720,208	$1,690,218
All other assets	24,989	32,262
Total assets of consolidated VIEs	$1,745,197	$1,722,480
Liabilities: (Note 3)
Debt, net	$1,663,811	$1,648,683
All other liabilities	4,872	4,846
Total liabilities of consolidated VIEs	$1,668,683	$1,653,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	65

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	1Q 2017	1Q 2016
Net cash provided by (used in) operating activities	$54	($4,086)
Cash flows from investing activities
Purchases of trading securities	(55,647)	(8,104)
Proceeds from sales of trading securities	44,936	3,234
Proceeds from maturities and repayments of trading securities	2,383	7,692
Purchases of available-for-sale securities	(2,610)	(3,009)
Proceeds from sales of available-for-sale securities	5,327	2,404
Proceeds from maturities and repayments of available-for-sale securities	3,796	4,808
Purchases of held-for-investment mortgage loans	(26,993)	(28,577)
Proceeds from sales of mortgage loans held-for-investment	96	832
Repayments of mortgage loans held-for-investment	64,253	64,343
(Increase) decrease in restricted cash	8,014	(2,138)
Advances to lenders	(8,251)	(3,579)
Net proceeds from dispositions of real estate owned and other recoveries	473	665
Net (increase) decrease in securities purchased under agreements to resell	291	23,546
Derivative premiums and terminations and swap collateral, net	(240)	(4,094)
Changes in other assets	(77)	(73)
Net cash provided by investing activities	35,751	57,950
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	43,036	40,722
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(77,193)	(65,494)
Proceeds from issuance of other debt	165,060	145,003
Repayments of other debt	(163,923)	(171,791)
Payment of cash dividends on senior preferred stock	(4,475)	(1,740)
Changes in other liabilities	—	(1)
Net cash used in financing activities	(37,495)	(53,301)
Net (decrease) increase in cash and cash equivalents	(1,690)	563
Cash and cash equivalents at beginning of year	12,369	5,595
Cash and cash equivalents at end of period	$10,679	$6,158

Supplemental cash flow information
Cash paid for:
Debt interest	$15,647	$15,438
Income taxes	—	573
Non-cash investing and financing activities (Note 4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	66

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, or 2016 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the “Glossary” of our 2016 Annual Report. Throughout this Form 10-Q, we refer to the three months ended March 31, 2017 and the three months ended March 31, 2016 as “1Q 2017” and “1Q 2016,” respectively.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our 2016 Annual Report.
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
		January 1, 2017	The adoption of this amendment did not have a material effect on our consolidated financial statements.
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
		January 1, 2017	The adoption of this amendment did not have a material effect on our consolidated financial statements.

Freddie Mac Form 10-Q	68

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Condensed Consolidated Financial Statements

Standard	Description	Date of Adoption	Effect on Consolidated Financial Statements
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
		January 1, 2018	The adoption of this amendment will not have a material effect on our consolidated financial statements.
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
IMPACT OF CONSERVATORSHIP AND RELATED DEVELOPMENTS ON THE MORTGAGE-RELATED INVESTMENTS PORTFOLIO

For purposes of the limit imposed by the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio cannot exceed $288.4 billion at December 31, 2017 and was $291.2 billion at March 31, 2017. Our Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement (subject to certain exceptions). Our mortgage-related investments portfolio cap is reduced by 15% annually until it reaches $250 billion. This amount is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
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
At December 31, 2016, our assets exceeded our liabilities under GAAP; therefore, FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during 1Q 2017. Since conservatorship began through March 31, 2017, we have paid cash dividends of $105.9 billion to Treasury at the direction of the Conservator.

Freddie Mac Form 10-Q	70

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

See Note 6 and Note 9 for more information on the conservatorship and the Purchase Agreement.
RELATED PARTIES AS A RESULT OF CONSERVATORSHIP

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. Common Securitization Solutions, LLC (CSS), was formed in 2013 as a limited liability company equally-owned by Freddie Mac and Fannie Mae. Therefore, CSS is also deemed a related party. During 1Q 2017, we contributed $35 million of capital to CSS.

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
VIEs FOR WHICH WE ARE THE PRIMARY BENEFICIARY

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

(In millions)	March 31, 2017	December 31, 2016
Consolidated Balance Sheet Line Item
Assets:
Restricted cash and cash equivalents	$1,382	$9,431
Securities purchased under agreements to resell	15,725	13,550
Mortgage loans held-for-investment	1,720,208	1,690,218
Accrued interest receivable	5,547	5,454
Other assets	2,335	3,827
Total assets of consolidated VIEs	$1,745,197	$1,722,480
Liabilities:
Accrued interest payable	$4,872	$4,846
Debt, net	1,663,811	1,648,683
Total liabilities of consolidated VIEs	$1,668,683	$1,653,529

Freddie Mac Form 10-Q	72

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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

	March 31, 2017	December 31, 2016
(In millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets(1)
Assets:
Investments in securities	$55,471	$58,995
Accrued interest receivable	244	254
Other assets	1,767	1,708
Liabilities:
Other liabilities	1,629	1,604
Maximum Exposure to Loss	$156,242	$150,227
Total Assets of Non-Consolidated VIEs	$182,716	$175,713

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

	March 31, 2017			December 31, 2016
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
K Certificates, SB Certificates, senior subordinate securitization structures, and other securitization products	$156,215	$1,563	40	$150,227	$1,532	40
Other mortgage-related guarantees	16,099	668	34	16,445	679	34
Derivative instruments	8,783	121	28	6,396	127	29

(1)
The maximum exposure represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. For derivative instruments, this amount represents the notional value.

Freddie Mac Form 10-Q	73

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

(2)
For K Certificates, SB Certificates, senior subordinate securitization structures, other securitization products, and other mortgage-related guarantees, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $64 million and $67 million as of March 31, 2017 and December 31, 2016, respectively, and is included within other liabilities on our consolidated balance sheets.

CREDIT ENHANCEMENTS

For many of the loans underlying our single-family PCs, other securitization products, and other mortgage-related guarantees, we obtained credit enhancements from third parties covering a portion of our credit risk exposure. See Note 4 for information about credit enhancements on single-family loans.
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

	UPB at		Maximum Coverage (1) at
(In millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
K Certificates and SB Certificates	$145,793	$139,416	$25,104	$23,864
Other securitization products	6,403	5,545	1,391	1,359
Total	$152,196	$144,961	$26,495	$25,223

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

Freddie Mac Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES
The table below provides details of the loans on our consolidated balance sheets.

	March 31, 2017			December 31, 2016
(In millions)	Held by Freddie Mac	Held by consolidated trusts	Total	Held by Freddie Mac	Held by consolidated trusts	Total
Held-for-sale:
Single-family	$2,429	$—	$2,429	$2,092	$—	$2,092
Multifamily	17,758	—	17,758	16,544	—	16,544
Total UPB	20,187	—	20,187	18,636	—	18,636
Cost basis and fair value adjustments, net	(521)	—	(521)	(548)	—	(548)
Total held-for-sale loans	19,666	—	19,666	18,088	—	18,088
Held-for-investment:
Single-family	76,571	1,690,177	1,766,748	83,040	1,659,591	1,742,631
Multifamily	24,642	3,165	27,807	25,873	3,048	28,921
Total UPB	101,213	1,693,342	1,794,555	108,913	1,662,639	1,771,552
Cost basis adjustments	(3,587)	29,721	26,134	(3,755)	30,549	26,794
Allowance for loan losses	(9,884)	(2,855)	(12,739)	(10,461)	(2,970)	(13,431)
Total held-for-investment loans	87,742	1,720,208	1,807,950	94,697	1,690,218	1,784,915
Total loans, net	$107,408	$1,720,208	$1,827,616	$112,785	$1,690,218	$1,803,003
On February 2, 2017, we started applying fair value hedge accounting to certain single-family mortgage loans. The fair value hedge accounting related loan basis adjustments are included in the table above.
During 1Q 2017 and 1Q 2016, we purchased $85.6 billion and $68.2 billion, respectively, in UPB of single-family loans and $1.3 billion and $0.8 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment.
Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates and SB Certificates. During 1Q 2017 and 1Q 2016, we sold $9.9 billion and $10.8 billion, respectively, in UPB of held-for-sale multifamily loans. See Note 3 for more information on our issuances of K Certificates and SB Certificates.
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we completed sales of $0.8 billion in UPB of seasoned single-family loans during 1Q 2016. Seasoned single-family mortgage loans include seriously delinquent loans and/or reperforming loans. We did not have sales of seasoned single-family loans in 1Q 2017.
We reclassified $1.7 billion and $0.4 billion in UPB of seasoned single-family loans from held-for-investment to held-for-sale during 1Q 2017 and 1Q 2016, respectively. For additional information regarding the fair value of our loans classified as held-for-sale, see Note 13.
CREDIT QUALITY

The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding loan. A second-lien loan also reduces the borrower’s equity in the home and has a similar negative effect on the borrower’s ability to refinance or sell the

Freddie Mac Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

property for an amount at or above the combined balances of the first and second loans. As of both March 31, 2017 and December 31, 2016, based on data collected by us at loan delivery, approximately 11% of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first loan. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 12.
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

	March 31, 2017				December 31, 2016
	Current LTV Ratio				Current LTV Ratio
(In millions)	≤ 80	> 80 to 100	> 100(1)	Total	≤ 80	> 80 to 100	> 100(1)	Total
20 and 30-year or more, amortizing fixed-rate(2)	$1,156,759	$230,440	$26,133	$1,413,332	$1,120,722	$236,111	$30,063	$1,386,896
15-year amortizing fixed-rate(2)	276,869	10,128	717	287,714	274,967	11,016	887	286,870
Adjustable-rate	51,395	3,040	64	54,499	52,319	2,955	85	55,359
Alt-A, interest-only, and option ARM	25,559	8,076	3,722	37,357	26,293	9,392	4,634	40,319
Total single-family loans	$1,510,582	$251,684	$30,636	$1,792,902	$1,474,301	$259,474	$35,669	$1,769,444

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 6.99% and 6.80% as of March 31, 2017 and December 31, 2016, respectively.

(2)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of March 31, 2017 and December 31, 2016, we have categorized UPB of approximately $30.8 billion and $32.0 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust, such rates and the timing of the adjustment are determined at the time of modification rather than at a subsequent date.

The following table presents the recorded investment in our multifamily held-for-investment loans, by credit quality indicator based on available data through the end of each period presented. These indicators involve significant management judgment.

(In millions)	March 31, 2017	December 31, 2016
Credit risk profile by internally assigned grade:(1)
Pass	$26,907	$27,830
Special mention	654	502
Substandard	226	570
Doubtful	—	—
Total	$27,787	$28,902

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

Freddie Mac Form 10-Q	76

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

MORTGAGE LOAN PERFORMANCE

The following table presents the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.

	March 31, 2017
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,385,588	$13,183	$3,958	$10,603	$1,413,332	$10,595
15-year amortizing fixed-rate	286,493	753	151	317	287,714	317
Adjustable-rate	53,963	272	67	197	54,499	197
Alt-A, interest-only, and option ARM	33,429	1,461	548	1,919	37,357	1,917
Total single-family	1,759,473	15,669	4,724	13,036	1,792,902	13,026
Total multifamily	27,787	—	—	—	27,787	70
Total single-family and multifamily	$1,787,260	$15,669	$4,724	$13,036	$1,820,689	$13,096

	December 31, 2016
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,354,511	$16,645	$4,865	$10,875	$1,386,896	$10,868
15-year amortizing fixed-rate	285,373	1,010	178	309	286,870	309
Adjustable-rate	54,738	354	77	190	55,359	190
Alt-A, interest-only, and option ARM	35,994	1,748	650	1,927	40,319	1,927
Total single-family	1,730,616	19,757	5,770	13,301	1,769,444	13,294
Total multifamily	28,902	—	—	—	28,902	89
Total single-family and multifamily	$1,759,518	$19,757	$5,770	$13,301	$1,798,346	$13,383

(1)	Includes $5.6 billion and $5.3 billion of loans that were in the process of foreclosure as of March 31, 2017 and December 31, 2016, respectively.

Freddie Mac Form 10-Q	77

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.

(Dollars in millions)	March 31, 2017	December 31, 2016
Single-family:(1)
Non-credit-enhanced portfolio
Serious delinquency rate	0.96%	1.02%
Total number of seriously delinquent loans	72,249	77,662
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	1.31%	1.46%
Total number of seriously delinquent loans	19,670	21,460
Other credit protection:(3)
Serious delinquency rate	0.37%	0.43%
Total number of seriously delinquent loans	9,147	9,455
Total single-family:
Serious delinquency rate	0.92%	1.00%
Total number of seriously delinquent loans	99,570	107,170
Multifamily:(4)
Non-credit-enhanced portfolio:
Delinquency rate	0.05%	0.04%
UPB of delinquent loans	$23	$19
Credit-enhanced portfolio:
Delinquency rate	0.02%	0.02%
UPB of delinquent loans	$37	$37
Total Multifamily:
Delinquency rate	0.03%	0.03%
UPB of delinquent loans	$60	$56

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
On January 1, 2017, we elected a new accounting policy for loan reclassifications from held-for-investment to held-for-sale. See the Loan Reclassifications section below for further information about this change.

Freddie Mac Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents our loan loss reserves activity.

	1Q 2017				1Q 2016
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts		Total	Held by Freddie Mac	Held By Consolidated Trusts		Total
Single-family:
Beginning balance	$10,442	$2,969	$54	$13,465	$12,516	$2,775	$57	$15,348
Provision (benefit) for credit losses	(216)	106	—	(110)	(435)	(29)	2	(462)
Charge-offs(1)	(697)	(43)	—	(740)	(499)	(68)	(2)	(569)
Recoveries	95	2	—	97	126	2	—	128
Transfers, net(2)	242	(180)	—	62	(41)	139	—	98
Ending balance	9,866	2,854	54	12,774	11,667	2,819	57	14,543
Multifamily ending balance	18	1	10	29	34	1	17	52
Total ending balance	$9,884	$2,855	$64	$12,803	$11,701	$2,820	$74	$14,595

(1)
1Q 2016 does not include lower-of-cost-or-fair-value adjustments and other expenses related to property taxes and insurance recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $98 million. 1Q 2017 includes charge-offs of $364 million related to the transfer of loans from held-for-investment to held-for-sale.

(2)
Consists of approximately $0.1 billion during both 1Q 2017 and 1Q 2016 attributable to capitalization of past due interest on modified loans. Also includes amounts associated with reclassified single-family reserves related to our removal of loans previously held by consolidated trusts, net of reclassifications for single-family loans subsequently resecuritized after such removal.

The allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 10.1% and 9.9% of the recorded investment in such loans at March 31, 2017 and December 31, 2016, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both March 31, 2017 and December 31, 2016.
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

	1Q 2017		1Q 2016
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	8,964	$1,283	10,332	$1,456
15-year amortizing fixed-rate	1,192	88	1,318	94
Adjustable-rate	250	35	274	40
Alt-A, interest-only, and option ARM	680	114	919	169
Total single-family	11,086	1,520	12,843	1,759
Multifamily	—	—	2	8
Total	11,086	$1,520	12,845	$1,767

(1)	The pre-TDR recorded investment for single-family loans initially classified as TDR during 1Q 2017 and 1Q 2016 was $1.5 billion and $1.8 billion, respectively.

Freddie Mac Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification.

	1Q 2017		1Q 2016
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:
20 and 30-year or more, amortizing fixed-rate	3,356	$553	3,992	$634
15-year amortizing fixed-rate	168	13	233	18
Adjustable-rate	56	8	73	11
Alt-A, interest-only, and option ARM	305	64	459	98
Total single-family	3,885	$638	4,757	$761
Multifamily	—	$—	—	$—
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or loans in modification trial periods). During 1Q 2017 and 1Q 2016, 1,590 and 2,216, respectively, of such loans (with a post-TDR recorded investment of $0.2 billion and $0.3 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.
Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During 1Q 2017 and 1Q 2016, 258 and 336, respectively, of such loans (with a post-TDR recorded investment of $30 million and $40 million, respectively) experienced a payment default within a year after the borrowers' Chapter 7 bankruptcy.
Single-Family TDRs
During 1Q 2017 and 1Q 2016, approximately 43% and 41% of the single-family loan modifications completed during the respective periods that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions. During 1Q 2017 and 1Q 2016, approximately 14% and 16% of the single-family loan modifications completed during the respective periods that were classified as TDRs involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During 1Q 2017 and 1Q 2016, the average term extension was 172 months and 181 months, respectively, and the average interest rate reduction was 0.9% and 0.8%, respectively, on completed single-family loan modifications classified as TDRs.

Freddie Mac Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Impaired Loans
The tables below present the UPB, recorded investment, related allowance for loan losses, average recorded investment and interest income recognized for individually impaired loans.

	March 31, 2017			December 31, 2016
(In millions)	UPB	Recorded Investment	Associated Allowance	UPB	Recorded Investment	Associated Allowance
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$5,277	$3,997	N/A	$4,963	$3,746	N/A
15-year amortizing fixed-rate	30	26	N/A	31	26	N/A
Adjustable-rate	310	307	N/A	292	289	N/A
Alt-A, interest-only, and option ARM	1,999	1,625	N/A	1,935	1,561	N/A
Total with no specific allowance recorded	7,616	5,955	N/A	7,221	5,622	N/A
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	66,572	64,877	($9,208)	67,853	66,143	($9,678)
15-year amortizing fixed-rate	843	845	(26)	847	851	(25)
Adjustable-rate	291	284	(19)	319	312	(19)
Alt-A, interest-only, and option ARM	11,763	11,171	(2,015)	12,699	12,105	(2,258)
Total with specific allowance recorded	79,469	77,177	(11,268)	81,718	79,411	(11,980)
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	71,849	68,874	(9,208)	72,816	69,889	(9,678)
15-year amortizing fixed-rate	873	871	(26)	878	877	(25)
Adjustable-rate	601	591	(19)	611	601	(19)
Alt-A, interest-only, and option ARM	13,762	12,796	(2,015)	14,634	13,666	(2,258)
Total single-family	$87,085	$83,132	($11,268)	$88,939	$85,033	($11,980)
Multifamily —
With no specific allowance recorded(1)	$280	$268	N/A	$321	$308	N/A
With specific allowance recorded	42	40	($8)	44	42	($9)
Total multifamily	$322	$308	($8)	$365	$350	($9)
Total single-family and multifamily	$87,407	$83,440	($11,276)	$89,304	$85,383	($11,989)

Freddie Mac Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	1Q 2017			1Q 2016
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$4,031	$109	$4	$4,015	$102	$2
15-year amortizing fixed-rate	26	1	—	37	1	—
Adjustable rate	311	3	—	222	2	—
Alt-A, interest-only, and option ARM	1,655	29	1	1,195	25	1
Total with no specific allowance recorded	6,023	142	5	5,469	130	3
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	65,091	670	70	70,731	685	74
15-year amortizing fixed-rate	825	12	2	942	12	2
Adjustable rate	274	3	1	461	5	1
Alt-A, interest-only, and option ARM	11,416	107	11	13,673	124	10
Total with specific allowance recorded	77,606	792	84	85,807	826	87
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	69,122	779	74	74,746	787	76
15-year amortizing fixed-rate	851	13	2	979	13	2
Adjustable rate	585	6	1	683	7	1
Alt-A, interest-only, and option ARM	13,071	136	12	14,868	149	11
Total single-family	$83,629	$934	$89	$91,276	$956	$90
Multifamily —
With no specific allowance recorded(1)	$271	$3	$1	$271	$3	$1
With specific allowance recorded	41	1	—	148	2	1
Total multifamily	$312	$4	$1	$419	$5	$2
Total single-family and multifamily	$83,941	$938	$90	$91,695	$961	$92

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

	March 31, 2017			December 31, 2016
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,709,770	$27,479	$1,737,249	$1,684,411	$28,552	$1,712,963
Individually evaluated	83,132	308	83,440	85,033	350	85,383
Total recorded investment	1,792,902	27,787	1,820,689	1,769,444	28,902	1,798,346
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,452)	(11)	(1,463)	(1,431)	(11)	(1,442)
Individually evaluated	(11,268)	(8)	(11,276)	(11,980)	(9)	(11,989)
Total ending balance of the allowance	(12,720)	(19)	(12,739)	(13,411)	(20)	(13,431)
Net investment in loans	$1,780,182	$27,768	$1,807,950	$1,756,033	$28,882	$1,784,915
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

	UPB(1) at		Maximum Coverage(1)(2) at
(In millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Credit enhancements at the time we acquire the loan:
Primary mortgage insurance	$300,100	$291,217	$76,604	$74,345
Seller indemnification(3)	1,009	1,030	10	10
Deep MI(3)(4)	4,177	3,067	111	81
Lender recourse and indemnification agreements(5)	5,407	5,247	4,804	4,911
Pool insurance(5)	1,638	1,719	594	618
Other:
HFA indemnification	1,602	1,747	1,602	1,747
Subordination	1,817	1,874	216	230
Other credit enhancements(5)	17	17	6	6
Credit enhancements subsequent to our purchase or guarantee of the loan:
STACR debt note(3)(6)	475,851	427,978	15,487	14,507
ACIS transactions(3)(7)	500,558	453,670	5,691	5,355
Whole loan securities and senior subordinate securitization structures(3)	3,057	2,494	396	375
Less: UPB with more than one type of credit enhancement	(632,376)	(559,400)	—	—
Total	$662,857	$630,660	$105,521	$102,185

Freddie Mac Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

(1)
Except for the majority of our single-family credit risk transfer transactions, our credit enhancements generally provide protection for the first, or initial, credit losses associated with the related loans. Excludes: (a) FHA/VA and other governmental loans; (b) credit protection associated with $6.4 billion and $6.7 billion in UPB of single-family loans underlying other structured transactions where data was not available as of March 31, 2017 and December 31, 2016, respectively; and (c) repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards. The UPB of single-family loans covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA and USDA) was $2.7 billion and $2.8 billion as of March 31, 2017 and December 31, 2016, respectively.

(2)
Except for subordination and whole loan securities, this represents the remaining amount of loss recovery that is available subject to terms of counterparty agreements. For subordination and whole loan securities, this represents the UPB of the securities that are subordinate to our guarantee, which could provide protection by absorbing first losses.

(3)	Credit risk transfer transactions. The substantial majority of single-family loans covered by these transactions were acquired after 2012.

(4)
Includes approximately $4.2 billion and $3.1 billion in UPB at March 31, 2017 and December 31, 2016, where the related loans are also covered by primary mortgage insurance. Deep MI credit risk transfer, or Deep MI, began in the third quarter of 2016.

(5)	In aggregate, includes approximately $0.9 billion and $1.0 billion in UPB at March 31, 2017 and December 31, 2016, respectively, where the related loans are also covered by primary mortgage insurance.

(6)
Includes approximately $147.8 billion and $123.5 billion in UPB at March 31, 2017 and December 31, 2016, respectively, where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the outstanding balance of STACR debt notes held by third parties.

(7)
Includes $151.4 billion and $127.4 billion in UPB at March 31, 2017 and December 31, 2016, respectively, where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

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
LOAN RECLASSIFICATIONS

On January 1, 2017, we elected a new accounting policy for loan reclassifications from held-for-investment to held-for-sale. Under the new policy, when we reclassify (transfer) a loan from held-for-investment to held-for-sale, we charge off the entire difference between the loan’s recorded investment and its fair value if the loan has a history of credit-related issues. Expenses related to property taxes and insurance are included as part of the charge-off. If the charge-off amount exceeds the existing loan loss reserve amount, an additional provision for credit losses is recorded. Any declines in loan fair value after the date of transfer will be recognized as a valuation allowance, with an offset recorded to other income (loss). This new policy election was applied prospectively, as it was not practical to apply it retrospectively.
The new policy election did not affect our net income; however, it affected where the loan reclassifications from held-for-investment to held-for-sale were recorded in our condensed consolidated statements of comprehensive income. Prior to the policy change, upon a loan reclassification from held-for-investment to held-for-sale, we reversed the related allowance for loan losses to the benefit (provision) for credit losses, recorded a valuation allowance for any difference between the loan's recorded investment and its fair value to other income (loss), and recorded property taxes and insurance expenses related to the transferred loans in other expense. Under the new policy, benefit (provision) for credit losses is the only line item affected when a transfer occurs.

Freddie Mac Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NON-CASH INVESTING AND FINANCING ACTIVITIES

During 1Q 2017 and 1Q 2016, we acquired $60.6 billion and $42.5 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. The guarantor swap transactions during 1Q 2017 and 1Q 2016 included approximately $8.4 billion and $3.8 billion, respectively, of loans received from sellers to satisfy advances that were recorded in other assets on our consolidated balance sheets.
In addition, we acquired REO properties as a result of the derecognition of loans held on our consolidated balance sheets upon foreclosure of the underlying collateral or by deed in lieu of foreclosure. These acquisitions represent non-cash transfers. During 1Q 2017 and 1Q 2016, we had transfers of $0.3 billion, and $0.4 billion, respectively, from loans to REO.

Freddie Mac Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

NOTE 5: INVESTMENTS IN SECURITIES
The table below summarizes the fair values of our investments in securities by classification.

(In millions)	March 31, 2017	December 31, 2016
Trading securities	$48,122	$44,790
Available-for-sale securities	60,505	66,757
Total	$108,627	$111,547
As of March 31, 2017 and December 31, 2016, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
TRADING SECURITIES

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.

(In millions)	March 31, 2017	December 31, 2016
Mortgage-related securities:
Freddie Mac	$13,419	$15,343
Other agency	7,379	8,161
All other	136	149
Total mortgage-related securities	20,934	23,653
Non-mortgage-related securities	27,188	21,137
Total fair value of trading securities	$48,122	$44,790
During 1Q 2017 and 1Q 2016, we recorded net unrealized gains (losses) on trading securities held at those dates of $43 million and $197 million, respectively.

Freddie Mac Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

AVAILABLE-FOR-SALE SECURITIES

At March 31, 2017 and December 31, 2016, all available-for-sale securities were mortgage-related securities.
The table below presents the amortized cost, gross unrealized gains and losses, and fair value by major security type for our securities classified as available-for-sale.

	March 31, 2017
			Gross Unrealized Losses
(In millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$41,819	$598	$—	($499)	$41,918
Other agency	3,874	110	—	(27)	3,957
Non-agency RMBS	8,178	1,150	(46)	(12)	9,270
Non-agency CMBS	4,679	145	(2)	(22)	4,800
Obligations of states and political subdivisions	552	8	—	—	560
Total available-for-sale securities	$59,102	$2,011	($48)	($560)	$60,505

	December 31, 2016
			Gross Unrealized Losses
(In millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$43,671	$563	$—	($582)	$43,652
Other agency	4,127	119	—	(25)	4,221
Non-agency RMBS	10,606	1,271	(62)	(18)	11,797
Non-agency CMBS	6,288	160	(3)	(23)	6,422
Obligations of states and political subdivisions	657	8	—	—	665
Total available-for-sale securities	$65,349	$2,121	($65)	($648)	$66,757

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.

Freddie Mac Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Available-For-Sale Securities in a Gross Unrealized Loss Position

The table below presents available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.

	March 31, 2017
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$18,253	($482)	$1,609	($17)
Other agency	239	(5)	2,077	(22)
Non-agency RMBS	172	(5)	1,308	(53)
Non-agency CMBS	143	(1)	202	(23)
Obligations of states and political subdivisions	50	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$18,857	($493)	$5,196	($115)

	December 31, 2016
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$19,786	($559)	$1,732	($23)
Other agency	542	(6)	2,040	(19)
Non-agency RMBS	309	(1)	2,188	(79)
Non-agency CMBS	383	(2)	204	(24)
Obligations of states and political subdivisions	83	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$21,103	($568)	$6,164	($145)
At March 31, 2017, the gross unrealized losses relate to 332 separate securities.
Impairment Recognition on Investments in Securities

We recognized $13 million and $57 million in net impairment of available-for-sale securities in earnings, including $3 million and $52 million related to change in status from intent to hold to intent to sell during 1Q 2017 and 1Q 2016, respectively. For our available-for-sale securities in an unrealized loss position at March 31, 2017, we have asserted that we have no intent to sell and believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.

Freddie Mac Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Non-Agency Residential Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans
The table below presents the modeled attributes for the related collateral that are used to determine whether our interests in certain available-for-sale non-agency RMBS backed by subprime, option ARM, and Alt-A loans will experience a cash shortfall.

(Dollars in millions)	March 31, 2017
UPB	$11,623
Weighted average collateral cumulative loss	22%
Weighted average voluntary prepayment rates	6%
Our internal models also consider the remaining amount of subordination and other financial support (excluding credit enhancements provided by bond insurance) that will incur losses in the securitization structure before any losses are allocated to securities that we own. Unallocated collateral losses also have been considered in our assessment of other-than-temporary-impairment.
Other-Than-Temporary Impairment on Available-for-Sale Securities

The following table is a rollforward of the amount of credit-related other-than-temporary impairment that has been recognized in earnings for available-for-sale securities that we continue to hold.

(In millions)	1Q 2017	1Q 2016
Credit-related other-than-temporary impairment on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities where a portion of other-than-temporary impairment was recognized in other comprehensive income	$4,136	$5,306
Additions:
Amounts related to credit losses on securities for which an other-than-temporary impairment was previously recognized	10	5
Reductions:
Amounts related to securities which were sold, written off, or matured	(22)	(55)
Amounts related to securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(288)	(636)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(57)	(69)
Ending balance — remaining credit losses on available-for-sale securities where a portion of other-than-temporary impairment was recognized in other comprehensive income	$3,779	$4,551

Freddie Mac Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.

(In millions)	1Q 2017	1Q 2016
Gross realized gains	$218	$80
Gross realized losses	(28)	(8)
Net realized gains (losses)	$190	$72

Maturities of Available-For-Sale Securities

The table below presents the remaining contractual maturities of available-for-sale securities by security type.

	As of March 31, 2017
					After One Year Through Five Years		After Five Years Through Ten Years
	Total Amortized Cost	Total Fair Value	One Year or Less						After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In millions)
Available-for-sale securities:
Freddie Mac	$41,819	$41,918	$—	$—	$215	$215	$3,013	$3,018	$38,591	$38,685
Other agency	3,874	3,957	1	1	7	7	67	74	3,799	3,875
Non-agency RMBS	8,178	9,270	—	—	5	5	22	28	8,151	9,237
Non-agency CMBS	4,679	4,800	1	1	—	—	—	—	4,678	4,799
Obligations of states and political subdivisions	552	560	6	6	12	12	46	49	488	493
Total available-for-sale securities	$59,102	$60,505	$8	$8	$239	$239	$3,148	$3,169	$55,707	$57,089

Freddie Mac Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

NOTE 6: DEBT SECURITIES AND SUBORDINATED BORROWINGS
The table below summarizes the interest expense per our condensed consolidated statements of comprehensive income and the balances of total debt, net per our condensed consolidated balance sheets.

	Balance, Net		Interest Expense
(In millions)	March 31, 2017	December 31, 2016	1Q 2017	1Q 2016
Debt securities of consolidated trusts held by third parties	$1,663,811	$1,648,683	$11,721	$11,791
Other debt:
Short-term debt	79,521	71,451	96	93
Long-term debt	275,112	281,870	1,325	1,504
Total other debt	354,633	353,321	1,421	1,597
Total debt, net	$2,018,444	$2,002,004	$13,142	$13,388
Our debt cap under the Purchase Agreement is $407.2 billion in 2017 and will decline to $346.1 billion on January 1, 2018. As of March 31, 2017, our aggregate indebtedness for purposes of the debt cap was $358.5 billion. Our aggregate indebtedness calculation primarily includes the par value of other short- and long-term debt.
DEBT SECURITIES OF CONSOLIDATED TRUSTS HELD BY THIRD PARTIES

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.

	March 31, 2017				December 31, 2016
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)
Single-family:
30-year or more, fixed-rate(2)	2017 - 2055	$1,211,494	$1,247,588	3.69%	2017 - 2055	$1,193,329	$1,229,849	3.71%
20-year fixed-rate	2017 - 2037	73,961	76,194	3.47	2017 - 2037	74,033	76,331	3.49
15-year fixed-rate	2017 - 2032	267,726	273,763	2.88	2017 - 2032	267,739	273,978	2.90
Adjustable-rate	2017 - 2047	51,472	52,631	2.72	2017 - 2047	52,991	54,205	2.69
Interest-only	2026 - 2041	9,294	9,348	3.56	2026 - 2041	10,007	10,057	3.47
FHA/VA	2017 - 2046	971	994	4.90	2017 - 2046	1,015	1,038	4.92
Total single-family		1,614,918	1,660,518			1,599,114	1,645,458
Multifamily(2)	2019 - 2034	3,243	3,293	4.27	2019 - 2033	3,048	3,225	4.63
Total debt securities of consolidated trusts held by third parties		$1,618,161	$1,663,811			$1,602,162	$1,648,683

(1)	The effective interest rate for debt securities of consolidated trusts held by third parties was 2.92% and 2.63% as of March 31, 2017 and December 31, 2016, respectively.

(2)	Carrying amount includes securities recorded at fair value.

Freddie Mac Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

Other Debt

The table below summarizes the balances and effective interest rates for other debt. Securities sold under agreements to repurchase are effectively collateralized borrowing transactions where we sell securities with an agreement to repurchase such securities. These agreements require the underlying securities to be delivered to the counterparties to the transactions.

	March 31, 2017			December 31, 2016
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Other short-term debt:
Discount notes and Reference Bills®	$61,073	$60,967	0.66%	$61,042	$60,976	0.47%
Medium-term notes	12,007	12,007	0.51	7,435	7,435	0.41
Securities sold under agreements to repurchase	6,547	6,547	0.41	3,040	3,040	0.42
Total other short-term debt	$79,627	$79,521	0.62	$71,517	$71,451	0.47
Other long-term debt:
Original maturities on or before December 31,
2017	$64,886	$64,892	1.52%	$92,831	$92,855	1.43%
2018	72,755	72,843	1.17	71,392	71,500	1.18
2019	50,841	50,787	1.58	46,436	46,378	1.59
2020	22,459	22,434	1.65	13,274	13,254	1.54
2021	20,532	20,500	1.81	20,372	20,341	1.81
Thereafter	46,911	43,656	4.20	40,921	37,542	4.36
Total other long-term debt(3)	278,384	275,112	1.90	285,226	281,870	1.81
Total other debt	$358,011	$354,633		$356,743	$353,321

(1)
Represents par value, net of associated discounts or premiums, issuance cost and hedge-related basis adjustments. Includes $5.7 billion and $5.9 billion at March 31, 2017 and December 31, 2016, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)	Based on carrying amount.

(3)	Carrying amount for other long-term debt includes callable debt of $112.0 billion and $97.7 billion at March 31, 2017 and December 31, 2016, respectively.

Freddie Mac Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

NOTE 7: DERIVATIVES
USE OF DERIVATIVES

We use derivatives primarily to hedge economic interest-rate sensitivity mismatches between our financial assets and liabilities. We analyze the interest-rate sensitivity of financial assets and liabilities on a daily basis across a variety of interest-rate scenarios based on market prices, models and economics. When we use derivatives to mitigate our exposures, we consider a number of factors, including cost, exposure to counterparty risk, and our overall risk management strategy.
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
HEDGE ACCOUNTING

Fair Value Hedges

On February 2, 2017, we started applying fair value hedge accounting to certain single-family mortgage loans where we hedge the changes in fair value of these loans attributable to the designated benchmark interest rate (i.e., LIBOR), using LIBOR-based interest-rate swaps. The hedge period is one day, and we re-balance our hedge relationships on a daily basis.
We apply hedge accounting to qualifying hedge relationships. A qualifying hedge relationship exists when changes in the fair value of a derivative hedging instrument are expected to be highly effective in offsetting changes in the fair value of the hedged item attributable to the risk being hedged during the term of the hedge relationship. To assess hedge effectiveness, we use a statistical regression analysis.

Freddie Mac Form 10-Q	93

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

We prepare formal contemporaneous documentation, at inception of the hedge relationship, of our risk management objective and strategies for undertaking the hedge.
If a hedge relationship qualifies for hedge accounting, changes in fair value of the hedging instrument (swaps) are recognized in other income (loss), rather than derivative gains (losses), and changes in the fair value of the hedged item (loans) attributable to the risk being hedged are also recognized in other income (loss). The amount by which the gain or loss on the designated derivative instrument does not exactly offset the gain or loss on the hedged item attributable to the risk being hedged is hedge ineffectiveness. Changes in the fair value of the hedged item attributable to the risk being hedged are recognized as a cumulative basis adjustment against the loans. The basis adjustments are amortized into interest income in the same manner as all other basis adjustments related to the loans (i.e., effective interest method over the remaining contractual maturity of the loan).
Cash Flow Hedges

There are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. Amounts reclassified from AOCI linked to interest payments on other debt are recorded in interest expense and amounts not linked to interest payments on other debt are recorded in expense related to derivatives. During 1Q 2017 and 1Q 2016, we reclassified from AOCI into earnings, pre-tax losses of $43 million and $51 million, respectively, related to closed cash flow hedges. See Note 9 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
For additional discussion of significant accounting policies related to derivatives, see Note 7 in our 2016 Annual Report.

Freddie Mac Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

DERIVATIVE ASSETS AND LIABILITIES AT FAIR VALUE

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.

	March 31, 2017			December 31, 2016
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$308,289	$2,376	($2,273)	$313,106	$4,337	($2,703)
Pay-fixed	225,251	1,676	(6,115)	271,477	2,586	(9,684)
Basis (floating to floating)	1,450	—	—	1,450	1	—
Total interest-rate swaps	534,990	4,052	(8,388)	586,033	6,924	(12,387)
Option-based:
Call swaptions
Purchased	69,755	2,936	—	60,730	2,817	—
Written	3,250	—	(82)	1,350	—	(78)
Put swaptions
Purchased(1)	52,205	1,597	—	48,080	1,442	—
Written	3,850	—	(19)	3,200	—	(28)
Other option-based derivatives(2)	13,636	772	—	11,032	795	—
Total option-based	142,696	5,305	(101)	124,392	5,054	(106)
Futures	162,748	—	—	138,294	—	—
Commitments	62,409	144	(147)	45,353	289	(151)
Credit derivatives	2,816	—	(37)	2,951	1	(27)
Other	2,918	1	(20)	2,879	—	(21)
Total derivatives not designated as hedges	908,577	9,502	(8,693)	899,902	12,268	(12,692)
Designated as fair value hedges
Interest-rate swaps:
Pay-fixed	44,874	854	(113)	—	—	—
Total derivatives designated as fair value hedges	44,874	854	(113)	—	—	—
Derivative interest receivable (payable)		1,113	(1,577)		1,442	(1,770)
Netting adjustments(3)		(10,900)	10,048		(12,963)	13,667
Total derivative portfolio, net	$953,451	$569	($335)	$899,902	$747	($795)

(1)
Includes swaptions on credit indices with a notional or contractual amount of $14.9 billion and $10.9 billion, and a fair value of $4 million and $5 million at March 31, 2017 and December 31, 2016, respectively.

(2)	Primarily consists of purchased interest-rate caps and floors and options on Treasury futures.

(3)	Represents counterparty netting and cash collateral netting.
See Note 8 for information related to our derivative counterparties and collateral held and posted.

Freddie Mac Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

GAINS AND LOSSES ON DERIVATIVES

The table below presents the gains and losses on derivatives while not designated in fair value hedge relationships and the accrual of periodic cash settlements on all derivatives. These amounts are reported in our condensed consolidated statements of comprehensive income as derivative gains (losses).

(In millions)	1Q 2017	1Q 2016
Not designated as hedges
Interest-rate swaps:
Receive-fixed	($569)	$2,944
Pay-fixed	1,242	(8,635)
Basis (floating to floating)	—	1
Total interest-rate swaps	673	(5,690)
Option based:
Call swaptions
Purchased	(331)	2,099
Written	3	(71)
Put swaptions
Purchased	(97)	(278)
Written	18	38
Other option-based derivatives(1)	(23)	147
Total option-based	(430)	1,935
Other:
Futures	(115)	(181)
Commitments	54	(126)
Credit derivatives	(16)	(8)
Other	(1)	(1)
Total other	(78)	(316)
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	445	617
Pay-fixed interest-rate swaps	(912)	(1,107)
Total accrual of periodic cash settlements	(467)	(490)
Total	($302)	($4,561)

(1)	Primarily consists of purchased interest-rate caps and floors and options on Treasury futures.
The table below presents the gains and losses on derivatives while designated in qualifying fair value hedge relationships. We designate fair value hedge relationships on a daily basis. For each day during 1Q 2017 where we had designated fair value hedges, the hedges qualified for hedge accounting treatment. During 2016, there were no derivatives designated in qualifying fair value hedge relationships.

	1Q 2017
	Gains (Losses) Recorded in Net Income
(In millions)	Derivative(1)	Hedged Item(1)	Hedge Ineffectiveness(2)
Interest rate risk on mortgage loans held-for-investment	$65	($26)	$39

(1)
Gains or losses on derivatives while in fair value hedge relationships and changes in the fair value of the related hedged items attributable to the risk being hedged are both recorded in other income (loss) in our condensed consolidated statements of comprehensive income.

(2)	No amounts have been excluded from the assessment of effectiveness.

Freddie Mac Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

NOTE 8: COLLATERALIZED AGREEMENTS AND OFFSETTING ARRANGEMENTS
DERIVATIVE PORTFOLIO

Derivative Counterparties

Our use of cleared derivatives, exchange-traded derivatives, and OTC derivatives exposes us to counterparty credit risk. For additional information, see Note 8 in our 2016 Annual Report.
Our use of interest-rate swaps and option-based derivatives is subject to internal credit and legal reviews. On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties, clearinghouses, and clearing members to confirm that they continue to meet our internal risk management standards.
Over-The-Counter Derivatives

We use master netting and collateral agreements to reduce our credit risk exposure to our OTC derivative counterparties.
In the event that all of our counterparties for OTC derivatives were to have defaulted simultaneously on March 31, 2017, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $39 million.
Regulations adopted by certain financial institution regulators (including FHFA) that became effective March 1, 2017 require posting of variation margin without the application of any thresholds for OTC derivative transactions executed after that date. As a result, our and the counterparties' credit ratings are no longer used in determining the amount of collateral to be posted in connection with these transactions.
Cleared and Exchange-Traded Derivatives

The majority of our interest-rate swaps are subject to the central clearing requirement. A reduction in our credit ratings could cause the clearinghouses or clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.
Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $144 million and $289 million at March 31, 2017 and December 31, 2016, respectively.
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

Freddie Mac Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

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
OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

At March 31, 2017 and December 31, 2016, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
During 1Q 2017, we began to utilize the Government Securities Division of the Fixed Income Clearing Corporation (“GSD/FICC”) as a clearing house to transact many of our trades involving securities purchased under agreements to resell and securities sold under agreements to repurchase. As a clearing member of GSD/FICC, we are required to post initial and variation margin payments, which expose us to the counterparty credit risk of GSD/FICC and its clearing members. Although our membership provides us with the right to offset certain of our open receivable and payable positions by collateral type, we have elected not to offset these positions within our condensed consolidated balance sheets. As of March 31, 2017, our net exposure to GSD/FICC involving securities purchased under agreements to resell and securities sold under agreements to repurchase is fully collateralized.

Freddie Mac Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The table below displays offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase. Securities sold under agreements to repurchase are included in debt, net on our condensed consolidated balance sheets. During 1Q 2017, certain rule amendments made by the Chicago Mercantile Exchange became effective. As a result, the legal characterization of variation margin payments for certain of our cleared swaps changed from posting of margin collateral to a settlement. The table below reflects this change as of March 31, 2017.

Freddie Mac Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

	March 31, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$8,604	($6,161)	($2,119)	$324	($285)	$39
Cleared and exchange-traded derivatives	2,720	(2,419)	(201)	100	—	100
Other	145	—	—	145	—	145
Total derivatives	11,469	(8,580)	(2,320)	569	(285)	284
Securities purchased under agreements to resell(3)	51,257	—	—	51,257	(51,257)	—
Total	$62,726	($8,580)	($2,320)	$51,826	($51,542)	$284
Liabilities:
Derivatives:
OTC derivatives	($6,881)	$6,161	$634	($86)	$3	($83)
Cleared and exchange-traded derivatives	(3,298)	2,430	823	(45)	—	(45)
Other	(204)	—	—	(204)	—	(204)
Total derivatives	(10,383)	8,591	1,457	(335)	3	(332)
Securities sold under agreements to repurchase	(6,547)	—	—	(6,547)	6,547	—
Total	($16,930)	$8,591	$1,457	($6,882)	$6,550	($332)

	December 31, 2016
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$8,531	($6,367)	($1,760)	$404	($353)	$51
Cleared and exchange-traded derivatives	4,889	(4,674)	(162)	53	—	53
Other	290	—	—	290	—	290
Total derivatives	13,710	(11,041)	(1,922)	747	(353)	394
Securities purchased under agreements to resell(3)	51,548	—	—	51,548	(51,548)	—
Total	$65,258	($11,041)	($1,922)	$52,295	($51,901)	$394
Liabilities:
Derivatives:
OTC derivatives	($7,298)	$6,367	$469	($462)	$274	($188)
Cleared and exchange-traded derivatives	(6,965)	4,705	2,126	(134)	—	(134)
Other	(199)	—	—	(199)	—	(199)
Total derivatives	(14,462)	11,072	2,595	(795)	274	(521)
Securities sold under agreements to repurchase	(3,040)	—	—	(3,040)	3,040	—
Total	($17,502)	$11,072	$2,595	($3,835)	$3,314	($521)

Freddie Mac Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $3.6 billion and $3.4 billion as of March 31, 2017 and December 31, 2016, respectively.

(3)
At March 31, 2017 and December 31, 2016, we had $6.5 billion and $4.0 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge.

COLLATERAL PLEDGED

Collateral Pledged to Freddie Mac

We have cash pledged to us as collateral primarily related to OTC derivative transactions. The table below shows the line item presentation of the collateral recognized on our condensed consolidated balance sheets. A portion of the cash collateral amount has been re-invested by us in securities purchased under agreements to resell and non-mortgage-related securities.

(In millions)	March 31, 2017	December 31, 2016
Restricted cash and cash equivalents(1)	$429	$399
Securities purchased under agreements to resell	735	426
Investments in securities - Trading securities	1,101	1,000
Total(2)	$2,265	$1,825

(1)	Includes collateral related to cleared derivatives and certain other counterparties.

(2)	Includes cash collateral held in excess of exposure.

Freddie Mac Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Collateral Pledged by Freddie Mac

The table below summarizes the fair value of the securities we pledged as collateral for derivatives and other transactions where the secured party may repledge the collateral.

	March 31, 2017
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(2)	Total
Debt securities of consolidated trusts held by third parties(1)	$273	$—	$98	$371
Available-for-sale securities	—	—	260	260
Trading securities	3,380	6,655	61	10,096
Total securities pledged that may be repledged by the secured party	$3,653	$6,655	$419	$10,727

	December 31, 2016
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(2)	Total
Debt securities of consolidated trusts held by third parties(1)	$686	$—	$—	$686
Available-for-sale securities	—	—	260	260
Trading securities	3,014	3,070	—	6,084
Total securities pledged that may be repledged by the secured party	$3,700	$3,070	$260	$7,030

(1)
Represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

(2)	Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
The table below summarizes the underlying collateral pledged and the remaining contractual maturity of our gross obligations under securities sold under agreements to repurchase.

	March 31, 2017
(In millions)	Overnight and continuous	30 days or less	After 30 days through 90 days	Greater than 90 days	Total
U.S. Treasury securities	$—	$5,778	$877	$—	$6,655

Freddie Mac Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9: STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
ACCUMULATED OTHER COMPREHENSIVE INCOME

The table below presents changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.

	1Q 2017
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$915	($480)	$21	$456
Other comprehensive income before reclassifications(1)	112	—	(3)	109
Amounts reclassified from accumulated other comprehensive income	(114)	28	—	(86)
Changes in AOCI by component	(2)	28	(3)	23
Ending balance	$913	($452)	$18	$479

	1Q 2016
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$1,740	($621)	$34	$1,153
Other comprehensive income before reclassifications(1)	129	—	2	131
Amounts reclassified from accumulated other comprehensive income	(10)	34	(1)	23
Changes in AOCI by component	119	34	1	154
Ending balance	$1,859	($587)	$35	$1,307

(1)	For both 1Q 2017 and 1Q 2016, net of tax expense of $0.1 billion for AOCI related to available-for-sale securities.

Freddie Mac Form 10-Q	103

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our condensed consolidated statements of comprehensive income.

Details about Accumulated Other Comprehensive Income Components			Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income
(In millions)	1Q 2017	1Q 2016
AOCI related to available-for-sale securities
	$190	$72	Other gains (losses) on investment securities recognized in earnings
	(13)	(57)	Net impairment of available-for-sale securities recognized in earnings
	177	15	Total before tax
	(63)	(5)	Tax (expense) or benefit
	114	10	Net of tax
AOCI related to cash flow hedge relationships
	—	—	Interest expense
	(43)	(51)	Expense related to derivatives
	(43)	(51)	Total before tax
	15	17	Tax (expense) or benefit
	(28)	(34)	Net of tax
AOCI related to defined benefit plans
	—	1	Salaries and employee benefits
	—	—	Tax (expense) or benefit
	—	1	Net of tax
Total reclassifications in the period	$86	($23)	Net of tax
Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.5 billion and $0.6 billion at March 31, 2017 and March 31, 2016, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $120 million, net of taxes, of the $0.5 billion of cash flow hedge losses in AOCI at March 31, 2017 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 17 years.

Freddie Mac Form 10-Q	104

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

SENIOR PREFERRED STOCK

At March 31, 2017, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount at March 31, 2017 and the Capital Reserve Amount of $600 million in 2017, our scheduled dividend obligation to Treasury in June 2017 will be $2.2 billion. See Note 2 for additional information. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion as of both March 31, 2017 and December 31, 2016.
STOCK ISSUANCES AND REPURCHASES

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 1Q 2017, except for issuances of treasury stock relating to stock-based compensation granted prior to conservatorship.
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

antidilutive effect.
For purposes of the earnings-per-share calculation, all stock options outstanding at March 31, 2017 and March 31, 2016 were out of the money and excluded from the computation of dilutive potential common shares during both 1Q 2017 and 1Q 2016.
DIVIDENDS DECLARED

No common dividends were declared during 1Q 2017. During 1Q 2017, we paid dividends of $4.5 billion in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 1Q 2017.

Freddie Mac Form 10-Q	106

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

NOTE 10: INCOME TAXES
INCOME TAX (EXPENSE) BENEFIT

For 1Q 2017 and 1Q 2016, we reported an income tax (expense) benefit of ($1.1) billion and $154 million, respectively, resulting in effective tax rates of 33.4% and 30.3%, respectively. Our effective tax rate differed from the statutory rate of 35% in these periods primarily due to our recognition of low income housing tax credits.
DEFERRED TAX ASSETS, NET

We had net deferred tax assets of $15.8 billion as of both March 31, 2017 and December 31, 2016. At March 31, 2017, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at March 31, 2017, we determined that it is more likely than not that our net deferred tax assets will be realized. Therefore, a valuation allowance was not necessary.
UNRECOGNIZED TAX BENEFITS

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of March 31, 2017.

Freddie Mac Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11: SEGMENT REPORTING
We have three reportable segments, which are based on the type of business activities each performs - Single-family Guarantee, Multifamily, and Investments. The chart below provides a summary of our three reportable segments and the All Other category. For more information, see our 2016 Annual Report.

Segment	Description	Financial Performance Measurement Basis
Single-family Guarantee	The Single-family Guarantee segment reflects results from our purchase, securitization, and guarantee of single-family loans and the management of single-family credit risk.	Contribution to GAAP net income (loss)
Multifamily
The Multifamily segment reflects results from our purchase, securitization, and guarantee of multifamily loans and securities, our investments in those loans and securities, and the management of multifamily credit risk and market spread risk.
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
During 1Q 2017, we changed how we calculate certain components of our Segment Earnings for our Investments segment. The purpose of this change is to simplify Segment Earnings results relative to GAAP results in order to better reflect how management evaluates the Investments segment. Prior period results have been revised to conform to the current period presentation. The change includes:

•
The discontinuation of adjustments to net interest income which reflected the reclassification of amortization of upfront cash paid and received upon acquisitions and issuances of swaptions and options from derivative gains (losses) to net interest income for the Investments segment. The discontinuation of the adjustments resulted in an increase to net interest income for the Investments segment of $281 million for 1Q 2016 to align with the current presentation.

Freddie Mac Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The table below presents Segment Earnings by segment.

(In millions)	1Q 2017	1Q 2016
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$710	$810
Multifamily	449	147
Investments	1,052	(1,311)
All Other	—	—
Total Segment Earnings, net of taxes	2,211	(354)
Net income	$2,211	($354)
Comprehensive income (loss) of segments:
Single-family Guarantee	$708	$811
Multifamily	445	150
Investments	1,081	(1,161)
All Other	—	—
Comprehensive income of segments	2,234	(200)
Comprehensive income	$2,234	($200)

The tables below present detailed reconciliations between our GAAP financial statements and Segment Earnings for our reportable segments and All Other.

	1Q 2017
					Total Segment Earnings (Loss)		Total per Condensed Consolidated Statements of Comprehensive Income
(In millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
Net interest income	$—	$271	$929	$—	$1,200	$2,595	$3,795
Guarantee fee income(1)	1,418	151	—	—	1,569	(1,420)	149
Benefit for credit losses	39	6	—	—	45	71	116
Net impairment of available-for-sale securities recognized in earnings	—	(4)	73	—	69	(82)	(13)
Derivative gains (losses)	(15)	127	52	—	164	(466)	(302)
Gains (losses) on trading securities	—	1	(135)	—	(134)	—	(134)
Gains (losses) on loans	—	(33)	—	—	(33)	47	14
Other non-interest income (loss)	334	272	748	—	1,354	(694)	660
Administrative expenses	(333)	(95)	(83)	—	(511)	—	(511)
REO operations expense	(59)	—	—	—	(59)	3	(56)
Other non-interest expense	(318)	(21)	(4)	—	(343)	(54)	(397)
Income tax expense	(356)	(226)	(528)	—	(1,110)	—	(1,110)
Net income	710	449	1,052	—	2,211	—	2,211
Changes in unrealized gains (losses) related to available-for-sale securities	—	(4)	2	—	(2)	—	(2)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	28	—	28	—	28
Changes in defined benefit plans	(2)	—	(1)	—	(3)	—	(3)
Total other comprehensive income (loss), net of taxes	(2)	(4)	29	—	23	—	23
Comprehensive income	$708	$445	$1,081	$—	$2,234	$—	$2,234

Freddie Mac Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	1Q 2016
					Total Segment Earnings (Loss)		Total per Condensed Consolidated Statements of Comprehensive Income
(In millions)	Single-family Guarantee	Multifamily	Investments	All Other		Reclassifications
Net interest income	$—	$252	$1,029	$—	$1,281	$2,124	$3,405
Guarantee fee income(1)	1,285	108	—	—	1,393	(1,283)	110
Benefit (provision) for credit losses	289	5	—	—	294	173	467
Net impairment of available-for-sale securities recognized in earnings	—	—	81	—	81	(138)	(57)
Derivative gains (losses)	(8)	(787)	(3,276)	—	(4,071)	(490)	(4,561)
Gains (losses) on trading securities	—	62	169	—	231	—	231
Gains (losses) on loans	—	497	—	—	497	(19)	478
Other non-interest income (loss)	232	178	189	—	599	(223)	376
Administrative expenses	(295)	(80)	(73)	—	(448)	—	(448)
REO operations expense	(87)	—	—	—	(87)	3	(84)
Other non-interest expense	(252)	(24)	(2)	—	(278)	(147)	(425)
Income tax expense	(354)	(64)	572	—	154	—	154
Net income	810	147	(1,311)	—	(354)	—	(354)
Changes in unrealized gains (losses) related to available-for-sale securities	—	3	116	—	119	—	119
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	34	—	34	—	34
Changes in defined benefit plans	1	—	—	—	1	—	1
Total other comprehensive income (loss), net of taxes	1	3	150	—	154	—	154
Comprehensive income	$811	$150	($1,161)	$—	($200)	$—	($200)

(1)	Guarantee fee income is included in other income (loss) on our GAAP condensed consolidated statements of comprehensive income.

Freddie Mac Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12: CONCENTRATION OF CREDIT AND OTHER RISKS
SINGLE-FAMILY CREDIT GUARANTEE PORTFOLIO

The table below summarizes the concentration by book and geographic area of the approximately $1.8 trillion UPB of our single-family credit guarantee portfolio at both March 31, 2017 and December 31, 2016. See Note 4 and Note 5 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.

	March 31, 2017		December 31, 2016		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	1Q 2017	1Q 2016
Book of Business
Core single-family book	74%	0.19%	73%	0.20%	3%	6%
HARP and other relief refinance book	15	0.67%	15	0.69%	9	15
Legacy single-family book	11	3.45%	12	3.59%	88	79
Total	100%	0.92%	100%	1.00%	100%	100%
Region(1)(3)
West	30%	0.53%	30%	0.57%	31%	12%
Northeast	25	1.36%	25	1.45%	32	37
North Central	16	0.85%	16	0.93%	17	25
Southeast	16	1.10%	16	1.19%	17	21
Southwest	13	0.70%	13	0.78%	3	5
Total	100%	0.92%	100%	1.00%	100%	100%
State(2)(3)
California	18%	0.43%	18%	0.46%	23%	6%
Florida	6	1.30%	6	1.42%	11	10
Illinois	5	1.23%	5	1.34%	9	10
New Jersey	3	2.10%	3	2.26%	10	9
New York	5	1.93%	5	2.05%	6	10
All other	63	0.83%	63	0.90%	41	55
Total	100%	0.92%	100%	1.00%	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during 1Q 2017.

(3)
On January 1, 2017, we elected a new accounting policy for reclassifications of loans from held-for-investment to held-for-sale. The charge-offs taken under the new policy affected some states more than others. See Note 4 for further information about this change.

Freddie Mac Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

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

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Interest-only	1%	1%	4.47%	4.34%
Alt-A	2%	2%	5.11%	5.21%
Original LTV ratio greater than 90%(2)	16%	16%	1.45%	1.58%
Lower credit scores at origination (less than 620)	2%	2%	5.32%	5.73%

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchase as part of our participation in the MHA Program.

Freddie Mac Form 10-Q	112

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

SELLERS AND SERVICERS

We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The table below summarizes the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume.

	1Q 2017	1Q 2016
Single-family Sellers
Wells Fargo Bank, N.A.	18%	13%
Other top 10 sellers	38	35
Top 10 single-family sellers	56%	48%
Multifamily Sellers
Berkadia Commercial Mortgage LLC	15%	26%
CBRE Capital Markets, Inc.	15	19
Holliday Fenoglio Fowler, L.P.	12	6
Walker & Dunlop, LLC	8	14
Other top 10 sellers	32	23
Top 10 multifamily sellers	82%	88%
In recent years, there has been a shift in our purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown rapidly in recent years, and we purchase a significant share of our loans from them. Our top three non-depository sellers provided approximately 13% of our single-family purchase volume during 1Q 2017.
Significant portions of our single-family and multifamily loans are serviced by several large servicers. The table below summarizes the concentration of single-family and multifamily servicers who serviced 10% or more of our single-family credit guarantee portfolio and our multifamily mortgage portfolio, excluding loans where we are not in first loss position, primarily K Certificates and SB Certificates.

	March 31, 2017	December 31, 2016
Single-family Servicers
Wells Fargo Bank, N.A.	19%	19%
Other top 10 servicers	40	41
Top 10 single-family servicers	59%	60%
Multifamily Servicers
Wells Fargo Bank, N.A.	15%	15%
CBRE Capital Markets, Inc.	12	14
Berkadia Commercial Mortgage LLC	11	11
Other top 10 servicers	40	39
Top 10 multifamily servicers	78%	79%
In recent years, there has been a shift in our servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our loans. As of both March 31, 2017 and December 31, 2016, approximately 10% of our single-family credit guarantee portfolio was serviced by our top three non-depository servicers, on a

Freddie Mac Form 10-Q	113

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

combined basis. Several of these non-depository servicers also service a large share of the loans underlying our investments in non-agency mortgage-related securities. We routinely monitor the performance of our largest non-depository servicers.
MORTGAGE INSURERS

We have counterparty credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our loan loss reserves. See Note 4 for additional information. As of March 31, 2017, mortgage insurers provided coverage with maximum loss limits of $77.2 billion, for $301.7 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance.
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

		Mortgage Insurance Coverage
	Credit Rating(1)	March 31, 2017	December 31, 2016
Arch Mortgage Insurance Company	BBB+	24%	25%
Radian Guaranty Inc.	BBB-	21	21
Mortgage Guaranty Insurance Corporation	BBB-	20	20
Genworth Mortgage Insurance Corporation	BB+	15	15
Essent Guaranty, Inc.	BBB	11	10%
Total		91%	91%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty. Latest rating available as of March 31, 2017. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

We received proceeds of $0.1 billion during both 1Q 2017 and 1Q 2016 from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.1 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of both March 31, 2017 and December 31, 2016. The balance of these receivables, net of associated reserves, was approximately $0.1 billion at both March 31, 2017 and December 31, 2016.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of both March 31, 2017 and December 31, 2016, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.

Freddie Mac Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

OTHER INVESTMENTS AND CASH COUNTERPARTIES

We are exposed to counterparty credit risk relating to the potential insolvency of, or the non-performance by, counterparties relating to other investments and cash (including non-mortgage-related securities and cash equivalents) transactions, including those entered into on behalf of our securitization trusts. Our policies require that the issuer be rated as investment grade at the time the financial instrument is purchased. We base the permitted term and dollar limits for each of these transactions on the counterparty's financial strength in order to further mitigate our risk.
Our other investments and cash counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, highly-rated supranational institutions, and government money market funds. As of March 31, 2017 and December 31, 2016, including amounts related to our consolidated VIEs, there were $63.8 billion and $73.8 billion, respectively, of cash and securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities classified as cash equivalents, or cash deposited with the Federal Reserve Bank of New York. As of March 31, 2017, all of our securities purchased under agreements to resell were fully collateralized.
NON-AGENCY MORTGAGE-RELATED SECURITY ISSUERS

We are engaged in various loss mitigation efforts concerning certain investments in non-agency mortgage-related securities, including the matters described below.
In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against a number of corporate families of financial institutions and related defendants alleging securities laws violations and, in some cases, fraud. The lawsuit against Nomura Holding America, Inc. (or Nomura) and the Royal Bank of Scotland Group PLC (or RBS) in New York and the separate lawsuit against RBS in Connecticut remain outstanding. In March 2015, FHFA’s case against Nomura and RBS went to trial in the U.S. District Court for the Southern District of New York. In May 2015, the judge ruled against the defendants and ordered them to pay an aggregate of $806 million, of which $779 million will be paid to Freddie Mac. The order also provides for Freddie Mac to transfer the mortgage-related securities at issue in this trial to the defendants. The defendants have agreed to pay for certain costs, legal fees and expenses if FHFA prevails in the litigation. This expense reimbursement payment is subject to various conditions, and is capped at $33 million (half of any such payment would be made to Freddie Mac). The defendants filed a notice of appeal, and the case is pending before the U.S. Court of Appeals for the Second Circuit.
We worked with an investor consortium to enforce certain claims with J.P. Morgan Chase & Co. relating to a number of non-agency mortgage-related securities. A settlement agreement was entered into with respect to these claims. The settlement is subject to certain conditions, which have not yet been satisfied. Our expected benefit from the settlement, which currently totals approximately $30 million, will be recognized in earnings over the expected remaining life of the securities, unless the securities are sold, at which time the benefit would be considered in the sales price of the securities.
The majority of the single-family loans underlying our investments in non-agency mortgage-related securities are serviced by non-depository servicers. As of March 31, 2017 and December 31, 2016, approximately $7.7 billion and $8.4 billion, respectively, in UPB of loans underlying our investments in single-family non-agency mortgage-related securities were serviced by subsidiaries and/or affiliates of Ocwen Financial Corp. Ocwen and its subsidiaries and/or affiliates have been the subject of significant adverse regulatory scrutiny. On April 20, 2017, the CFPB and numerous state regulators initiated legal

Freddie Mac Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

and regulatory actions against Ocwen and its subsidiaries and/or affiliates challenging various aspects of their mortgage servicing practices. We continue to closely monitor Ocwen's performance.

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends in September 2017, the beneficial pricing afforded to HARP loans may no longer be reflected in the pricing structure of our guarantee fees. If these benefits were not reflected in the pricing for these loans, the fair value of our loans would have decreased by $4.1 billion and $5.3 billion as of March 31, 2017 and December 31, 2016, respectively. The total fair value of the loans in our portfolio that reflect the pricing afforded to HARP loans as of March 31, 2017 and December 31, 2016 is $47.0 billion and $52.8 billion, respectively.
ASSETS AND LIABILITIES ON OUR CONDENDSED CONSOLIDATED BALANCE SHEETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following tables present our assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis subsequent to initial recognition, including instruments where we have elected the fair value option.

Freddie Mac Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	March 31, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$35,499	$6,419	$—	$41,918
Other agency	—	3,895	62	—	3,957
Non-agency RMBS	—	—	9,270	—	9,270
Non-agency CMBS	—	1,440	3,360	—	4,800
Obligations of states and political subdivisions	—	—	560	—	560
Total available-for-sale securities, at fair value	—	40,834	19,671	—	60,505
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	12,867	552	—	13,419
Other agency	—	7,368	11	—	7,379
All other	—	27	109	—	136
Total mortgage-related securities	—	20,262	672	—	20,934
Non-mortgage-related securities	24,623	2,565	—	—	27,188
Total trading securities, at fair value	24,623	22,827	672	—	48,122
Total investments in securities	24,623	63,661	20,343	—	108,627
Mortgage loans:
Held-for-sale, at fair value	—	17,687	—	—	17,687
Derivative assets, net:
Interest-rate swaps	—	4,906	—	—	4,906
Option-based derivatives	—	5,305	—	—	5,305
Other	—	143	2		145
Subtotal, before netting adjustments	—	10,354	2	—	10,356
Netting adjustments(1)	—	—	—	(9,787)	(9,787)
Total derivative assets, net	—	10,354	2	(9,787)	569
Other assets:
Guarantee asset, at fair value	—	—	2,340	—	2,340
Non-derivative held-for-sale purchase commitments, at fair value	—	134	—	—	134
All other, at fair value	—	—	—	—	—
Total other assets	—	134	2,340	—	2,474
Total assets carried at fair value on a recurring basis	$24,623	$91,836	$22,685	($9,787)	$129,357
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$21	$530	$—	$551
Other debt, at fair value		5,608	94		5,702
Derivative liabilities, net:
Interest-rate swaps	—	8,501	—	—	8,501
Option-based derivatives	—	101	—	—	101
Other		141	63	—	204
Subtotal, before netting adjustments	—	8,743	63	—	8,806
Netting adjustments(1)	—	—	—	(8,471)	(8,471)
Total derivative liabilities, net	—	8,743	63	(8,471)	335
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	38	—	—	38
All other, at fair value	—	—	10		10
Total liabilities carried at fair value on a recurring basis	$—	$14,410	$697	($8,471)	$6,636

Freddie Mac Form 10-Q	119

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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

ASSETS ON OUR CONDENSED CONSOLIDATED BALANCE SHEETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis after our initial recognition. These adjustments usually result from the application of lower-of-cost-or-fair-value accounting or measurement of impairment based on the fair value of the underlying collateral.
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.

	March 31, 2017				December 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$123	$2,290	$2,413	$—	$199	$2,483	$2,682

(1)
Includes loans that are classified as held-for-investment and have been measured for impairment based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost.

LEVEL 3 FAIR VALUE MEASUREMENTS

The table below presents a reconciliation of all assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3), including transfers into and out of Level 3 assets and liabilities. The table also presents gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of comprehensive income for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

Freddie Mac Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	1Q 2017
		Realized and unrealized gains (losses)
	Balance, January 1, 2017	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2017	Unrealized gains (losses) still held
	(In millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$9,847	($2)	$21	$19	$647	$—	($699)	($316)	$17	($3,096)	$6,419	($6)
Other agency	66	—	—	—	—	—	—	(4)	—	—	62	—
Non-agency RMBS	11,797	277	(98)	179	—	—	(2,217)	(489)	—	—	9,270	69
Non-agency CMBS	3,366	1	2	3	—	—	—	(9)	—	—	3,360	1
Obligations of states and political subdivisions	665	—	—	—	—	—	—	(105)	—	—	560	—
Total available-for-sale mortgage-related securities	25,741	276	(75)	201	647	—	(2,916)	(923)	17	(3,096)	19,671	64
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,095	(47)	—	(47)	103	—	(592)	(9)	154	(152)	552	(41)
Other agency	12	(1)	—	(1)	—	—	—	—	—	—	11	(1)
All other	113	—	—	—	—	—	—	(4)	—	—	109	—
Total trading mortgage-related securities	1,220	(48)	—	(48)	103	—	(592)	(13)	154	(152)	672	(42)
Other assets:
Guarantee asset	2,299	(7)	—	(7)	—	164	—	(116)	—	—	2,340	(7)
All other, at fair value	—	—	—	—	—	—	—	—	—	—	—	—
Total other assets	2,299	(7)	—	(7)	—	164	—	(116)	—	—	2,340	(7)

		Realized and unrealized (gains) losses
	Balance, January 1, 2017	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, March 31, 2017	Unrealized (gains) losses still held
	(In millions)
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$—	$—	$—	$—	$—	$530	$—	$—	$—	$—	$530	$—
Other debt, at fair value	95	—	—	—	—	—	—	(1)	—	—	94	—
Net derivatives(2)	50	21	—	21	—	1	—	(11)	—	—	61	13
Other liabilities:
All other, at fair value	(2)	2	—	2	10	—	—	—	—	—	10	2

Freddie Mac Form 10-Q	122

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	1Q 2016
		Realized and unrealized gains (losses)
	Balance, January 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, March 31, 2016	Unrealized gains (losses) still held
	(In millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,608	$14	$1	$15	$1,755	$—	($362)	($89)	$714	($272)	$4,369	$—
Other agency	91	—	—	—	—	—	—	(6)	—	—	85	—
Non-agency RMBS	20,333	118	(302)	(184)	—	—	(575)	(806)	—	—	18,768	74
Non-agency CMBS	3,530	—	88	88	17	—	—	(8)	—	—	3,627	—
Obligations of states and political subdivisions	1,205	—	(2)	(2)	—	—	—	(191)	—	—	1,012	—
Total available-for-sale mortgage-related securities	27,767	132	(215)	(83)	1,772	—	(937)	(1,100)	714	(272)	27,861	74
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	331	(5)	—	(5)	50	11	(139)	(2)	8	(131)	123	(2)
Other agency	41	1	—	1	—	—	(13)	—	—	—	29	(1)
All other	2	—	—	—	—	—	—	(1)	—	—	1	—
Total trading mortgage-related securities	374	(4)	—	(4)	50	11	(152)	(3)	8	(131)	153	(3)
Other assets:
Guarantee asset	1,753	58	—	58	142	16	—	(75)	—	—	1,894	58
Total other assets	1,753	58	—	58	142	16	—	(75)	—	—	1,894	58

		Realized and unrealized (gains) losses
	Balance, January 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, March 31, 2016	Unrealized (gains) losses still held
	(In millions)
Liabilities
Net derivatives(2)	$8	$18	$—	$18	$—	$—	$—	($15)	$—	$—	$11	$3
Other Liabilities:
All other, at fair value	10	(2)	—	(2)	—	—	—	—	—	—	8	8

(1)
Transfers out of Level 3 during 1Q 2017 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 1Q 2017 consisted primarily of certain mortgage-related securities due to a lack of market activity and relevant price quotes from dealers and third-party pricing services.

(2)	Amounts are prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Freddie Mac Form 10-Q	123

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The table below provides valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3).

March 31, 2017
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$6,103	Discounted cash flows	OAS	(56) - 500 bps	92 bps
	316	Other
Total Freddie Mac	6,419
Other agency	31	Median of external sources
	22	Single external source
	9	Other
Total other agency	62
Non-agency RMBS	7,903	Median of external sources	External pricing sources	$69.5 - $74.7	$71.2
	1,367	Other
Total non-agency RMBS	9,270
Non-agency CMBS	3,359	Risk Metrics	Effective duration	1.90 - 9.77 years	8.32 years
	1	Other
Total non-agency CMBS	3,360
Obligations of states and political subdivisions	502	Median of external sources	External pricing sources	$101.2 - $101.8	$101.5
	58	Other
Total obligations of states and political subdivisions	560
Total available-for-sale mortgage-related securities	19,671
Trading, at fair value
Mortgage-related securities
Freddie Mac	320	Discounted cash flows	OAS	(8,557) - 5,451 bps	(165) bps
	10	Risk metrics
	5	Single external source
	3	Median of external sources
	214	Other
Total Freddie Mac	552
Other agency	11	Discounted cash flows
All other	108	Risk metrics	Effective duration	0.00 - 4.19 years	2.55 years
	1	Other
Total trading mortgage-related securities	672
Total investments in securities	$20,343
Other assets:
Guarantee asset, at fair value	$2,340	Discounted cash flows	OAS	17 - 198 bps	46 bps
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	530	Single External Source	External Pricing Sources	$99.78 - $100.12	$100.1
Other debt, at fair value	94	Other
Net derivatives	61	Other
Other liabilities
All other, at fair value	10	Other

Freddie Mac Form 10-Q	124

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

December 31, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
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

March 31, 2017
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$2,290
		Internal model	Historical sales proceeds	$3,000 - $770,000	$182,916
		Internal model	Housing sales index	42 - 368 bps	97 bps
		Income capitalization(1)	Capitalization rates	7% - 10%	7%
		Median of external sources	External pricing sources	$35.7-$95.0	$75.9

December 31, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$2,483
		Internal model	Historical sales proceeds	$3,000 - $770,000	$167,137
		Internal model	Housing sales index	42 - 374 bps	96 bps
		Income capitalization(1)	Capitalization rates	7%- 10%	7%
		Median of external sources	External pricing sources	$37.0 - $94.3	$75.0

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

Freddie Mac Form 10-Q	126

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	March 31, 2017
		Fair Value
(In millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Financial Assets
Cash and cash equivalents	$10,679	$10,679	$—	$—	$—	$10,679
Restricted cash and cash equivalents	1,837	1,837	—	—	—	1,837
Securities purchased under agreements to resell	51,257	—	51,257	—	—	51,257
Investments in securities:
Available-for-sale, at fair value	60,505	—	40,834	19,671	—	60,505
Trading, at fair value	48,122	24,623	22,827	672	—	48,122
Total investments in securities	108,627	24,623	63,661	20,343	—	108,627
Mortgage loans:
Loans held by consolidated trusts	1,720,208	—	1,588,203	136,161	—	1,724,364
Loans held by Freddie Mac	107,408	—	27,940	81,594	—	109,534
Total mortgage loans	1,827,616	—	1,616,143	217,755	—	1,833,898
Derivative assets, net	569		10,354	2	(9,787)	569
Guarantee asset	2,340	—	—	2,756	—	2,756
Non-derivative purchase commitments, at fair value	134	—	134	23	—	157
Advances to lenders	1,085	—	—	1,085	—	1,085
Total financial assets	$2,004,144	$37,139	$1,741,549	$241,964	($9,787)	$2,010,865
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,663,811	$—	$1,662,408	$2,532	$—	$1,664,940
Other debt	354,633	—	354,526	4,607	—	359,133
Total debt, net	2,018,444	—	2,016,934	7,139	—	2,024,073
Derivative liabilities, net	335	—	8,743	63	(8,471)	335
Guarantee obligation	2,229	—	—	3,183	—	3,183
Non-derivative purchase commitments, at fair value	38	—	38	33	—	71
Total financial liabilities	$2,021,046	$—	$2,025,715	$10,418	($8,471)	$2,027,662

Freddie Mac Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2016
		Fair Value
(In millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Financial Assets
Cash and cash equivalents	$12,369	$12,369	$—	$—	$—	$12,369
Restricted cash and cash equivalents	9,851	9,851	—	—	—	9,851
Securities purchased under agreements to resell	51,548	—	51,548	—	—	51,548
Investments in securities:
Available-for-sale, at fair value	66,757	—	41,016	25,741	—	66,757
Trading, at fair value	44,790	19,402	24,168	1,220	—	44,790
Total investments in securities	111,547	19,402	65,184	26,961	—	111,547
Mortgage loans:
Loans held by consolidated trusts	1,690,218	—	1,554,143	142,121	—	1,696,264
Loans held by Freddie Mac	112,785	—	31,004	84,227	—	115,231
Total mortgage loans	1,803,003	—	1,585,147	226,348	—	1,811,495
Derivative assets, net	747	—	12,265	3	(11,521)	747
Guarantee asset	2,298	—	—	2,490	—	2,490
Non-derivative purchase commitments, at fair value	108	—	108	18	—	126
Advances to lenders	1,278	—	—	1,278	—	1,278
Total financial assets	$1,992,749	$41,622	$1,714,252	$257,098	($11,521)	$2,001,451
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,648,683	$—	$1,651,313	$605	$—	$1,651,918
Other debt	353,321	—	352,837	4,809	—	357,646
Total debt, net	2,002,004	—	2,004,150	5,414	—	2,009,564
Derivative liabilities, net	795	—	12,640	52	(11,897)	795
Guarantee obligation	2,208	—	—	3,399	—	3,399
Non-derivative purchase commitments, at fair value	37	—	37	45	—	82
Total financial liabilities	$2,005,044	$—	$2,016,827	$8,910	($11,897)	$2,013,840

(1)	Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable.

Freddie Mac Form 10-Q	128

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

FAIR VALUE OPTION

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and certain debt.
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option.

	March 31, 2017			December 31, 2016
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt securities of consolidated trusts held by third parties (1)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt securities of consolidated trusts held by third parties (1)
Fair value	$17,687	$5,702	$530	$16,255	$5,866	$—
Unpaid principal balance	17,514	5,320	530	16,231	5,584	—
Difference	$173	$382	$—	$24	$282	$—
(1) Does not include interest-only securities with fair value of $21 million and $144 million as of March 31, 2017 and December 31, 2016, respectively.
Changes in Fair Value under the Fair Value Option Election

We recorded gains (losses) of ($35) million and $0.5 billion for 1Q 2017 and 1Q 2016, respectively, from the change in fair value on multifamily held-for-sale loans recorded at fair value in other income (loss) in our condensed consolidated statements of comprehensive income.
We recorded gains of $224 million and $38 million for 1Q 2017 and 1Q 2016, respectively, from the change in fair value of multifamily held-for-sale loan purchase commitments recorded at fair value in other income (loss) in our condensed consolidated statements of comprehensive income.
Gains (losses) on debt securities with the fair value option elected were ($89) million and $13 million for 1Q 2017 and 1Q 2016, respectively, and were recorded in other income (loss) in our condensed consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for 1Q 2017 and 1Q 2016 for any assets or liabilities for which we elected the fair value option.

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
On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac filed a proof of loss under the bonds. On April 25, 2016, the Bankruptcy Court approved a settlement agreement among the parties. On May 6, 2016, Sovereign Bank, which was not a party to the settlement agreement, appealed the order approving the settlement agreement and various other prior Bankruptcy Court orders to the U.S. District Court for the Middle District of Florida. Sovereign's appeal and related motions were denied on March 1, 2017.
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
On December 20, 2016, after briefing and argument on the defendants' renewed motions to dismiss on personal jurisdiction and efficient enforcer grounds, the District Court denied defendants' motions in part and granted them in part. The District Court held that Freddie Mac is an efficient enforcer of the antitrust laws, but dismissed on personal jurisdiction grounds Freddie Mac's antitrust claims against all defendants except HSBC USA, N.A. Freddie Mac and other plaintiffs requested clarification of the District Court's ruling to determine whether it intended to dismiss defendants located in the United States for lack of personal jurisdiction, which request the District Court denied on February 2, 2017. The Court also effectively dismissed Freddie Mac's remaining antitrust claim against HSBC USA, N.A. Freddie Mac filed a motion for reconsideration of the District Court's opinion dismissing Freddie Mac's (and other plaintiffs') antitrust claims on personal jurisdiction grounds. On February 16, 2017, the Court denied Freddie Mac's

Freddie Mac Form 10-Q	131

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

motion for reconsideration. On March 14, 2017, Freddie Mac and other plaintiffs sought leave to file an appeal of the dismissal of the antitrust and fraud claims. That motion for leave is still pending.
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

Freddie Mac Form 10-Q	132

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Freddie Mac to suffer damages. The plaintiffs asked that Freddie Mac be awarded compensatory damages and disgorgement, as well as attorneys’ fees, costs and other expenses.
FHFA, joined by Freddie Mac and Fannie Mae, moved to dismiss the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case and the other related cases in January 2014. Treasury filed a motion to dismiss the same day. In September 2014, the District Court granted the motions and dismissed the plaintiffs’ claims. In October 2014, plaintiffs in the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case filed a notice of appeal of the District Court’s decision. The scope of this appeal includes the American European Insurance Company shareholder derivative lawsuit. In October 2014, Arrowood filed a notice of appeal of the District Court’s decision. On February 21, 2017, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part and remanded in part the appealed decision granting the motions to dismiss. The Court of Appeals affirmed dismissal of all claims except certain claims seeking monetary damages for breach of contract and breach of implied duty of good faith and fair dealing. On March 24, 2017, institutional plaintiffs including Arrowood filed a petition for panel rehearing, and on March 31, 2017, the class plaintiffs in the American European Insurance Company litigation also filed a petition for panel rehearing with respect to certain of the claims. On April 18, 2017, the court ordered a response to both petitions from the Appellees.
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

Freddie Mac Form 10-Q	133

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

seek equitable and injunctive relief (including restitution of the monies paid by Freddie Mac and Fannie Mae to Treasury under the net worth sweep dividend), compensatory damages, attorneys’ fees, costs and expenses. The case was stayed pending resolution of FHFA's motion to the U.S. Judicial Panel on Multidistrict Litigation to transfer this case to the U.S. District Court for the District of Columbia. This motion was denied on June 2, 2016, and the stay was lifted on July 13, 2016. Plaintiffs filed an application for certification of a question to the Delaware and Virginia Supreme Courts, which was denied on September 12, 2016. On September 7, 2016, plaintiffs filed a motion to amend the complaint, which the Court granted on February 24, 2017. On April 17, 2017, FHFA, Freddie Mac, Fannie Mae, and Treasury each moved to dismiss the amended complaint.
Litigation in the U.S. District Court for the Eastern District of Virginia

Pagliara vs. Federal Home Loan Mortgage Corporation. This case was filed on March 14, 2016 in the Circuit Court of Fairfax County, Virginia, and subsequently removed to the U.S. District Court for the Eastern District of Virginia. The plaintiff sought an order to permit inspection and copying of corporate records under Virginia law, primarily for the purpose of investigating potential claims arising from the net worth sweep. The case was stayed pending resolution of FHFA's request to the U.S. Judicial Panel on Multidistrict Litigation to transfer this case to the U.S. District Court for the District of Columbia, which was denied on June 2, 2016. On June 17, 2016, Freddie Mac and FHFA filed a motion to dismiss or, in the alternative, substitute FHFA as plaintiff in the case. On August 23, 2016, the U.S. District Court for the Eastern District of Virginia dismissed the case. The plaintiff filed a notice of appeal on September 21, 2016, which was dismissed at plaintiff's request on January 30, 2017.
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
The table below summarizes our minimum capital requirements and deficits and net worth.

(In millions)	March 31, 2017	December 31, 2016
GAAP net worth	$2,834	$5,075
Core capital (deficit)(1)(2)	($69,981)	($67,717)
Less: Minimum capital requirement(1)	18,900	18,933
Minimum capital surplus (deficit)(1)	($88,881)	($86,650)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

(2)
Core capital excludes certain components of GAAP total equity (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

Freddie Mac Form 10-Q	135

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

NOTE 16: SELECTED FINANCIAL STATEMENT LINE ITEMS
The table below presents the significant components of other income (loss) on our condensed consolidated statements of comprehensive income.

(In millions)	1Q 2017	1Q 2016
Other income (loss):
Gains (losses) on loans	$14	$478
Gains (losses) on held-for-sale loan purchase commitments	224	38
All other	177	431
Total other income (loss)	$415	$947
The table below presents the significant components of other assets and other liabilities on our condensed consolidated balance sheets.

(In millions)	March 31, 2017	December 31, 2016
Other assets:
Real estate owned, net	$1,143	$1,198
Accounts and other receivables(1)	3,882	5,083
Guarantee asset	2,340	2,298
Advances to lenders	1,085	1,278
All other	1,246	2,501
Total other assets	$9,696	$12,358
Other liabilities:
Guarantee obligation	2,229	2,208
Payables related to securities	99	4,510
All other	2,470	2,769
Total other liabilities	$4,798	$9,487

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac Form 10-Q	136

Other Information

OTHER INFORMATION
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 14 in this report and Note 14 in our 2016 Annual Report.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. For information on these lawsuits, see the “Legal Proceedings” section in our 2016 Annual Report. Some of these cases were filed in the U.S. District Court for the District of Columbia, the U.S. District Court for the Northern District of Illinois and the U.S. District Court for the Northern District of Iowa. On February 21, 2017, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part and remanded in part the decision by the U.S. District Court for the District of Columbia dismissing the case in that Court. The Court of Appeals affirmed dismissal of all claims except certain claims seeking monetary damages for breach of contract and breach of implied duty of good faith and fair dealing. On March 24, 2017, institutional plaintiffs filed a petition for panel rehearing with respect to certain claims. On April 18, 2017, the court ordered a response to the petition. On March 20, 2017, the U.S. District Court for the Northern District of Illinois dismissed the case in that Court, and on March 27, 2017, the U.S. District Court for the Northern District of Iowa dismissed the case in that Court. Freddie Mac is not a party to any of these lawsuits.
RISK FACTORS
This Form 10-Q should be read together with the “Risk Factors” section in our 2016 Annual Report, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies, and/or prospects.
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
No stock options were exercised during 1Q 2017. See Note 9 in our 2016 Annual Report for more information.

Freddie Mac Form 10-Q	137

Other Information

DIVIDEND RESTRICTIONS
Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends and Dividend Restrictions” in our 2016 Annual Report.
INFORMATION ABOUT CERTAIN SECURITIES ISSUANCES BY FREDDIE MAC
Pursuant to SEC regulations, public companies are required to disclose certain information when they incur a material direct financial obligation or become directly or contingently liable for a material obligation under an off-balance sheet arrangement. The disclosure must be made in a current report on Form 8-K under Item 2.03 or, if the obligation is incurred in connection with certain types of securities offerings, in prospectuses for those offerings that are filed with the SEC.
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
The web site address for disclosure about our debt securities, other than debt securities of consolidated trusts, is www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac’s global debt facility, including pricing supplements for individual issuances of debt securities. Similar information about our STACR debt notes, Whole Loan Securities and SCR debt notes is available at www.freddiemac.com/creditriskofferings and www.freddiemac.com/multifamily/investors/structured-credit-risk, respectively.
Disclosure about the mortgage-related securities we issue, some of which are off-balance sheet obligations (e.g., K Certificates), can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and related offering circular supplements.

EXHIBITS
The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

Freddie Mac Form 10-Q	138

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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 1Q 2017
We evaluated the changes in our internal control over financial reporting that occurred during 1Q 2017 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Freddie Mac Form 10-Q	139

Controls and Procedures

MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under “Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of March 31, 2017 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 1Q 2017 have been prepared in conformity with GAAP.

Freddie Mac Form 10-Q	140

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: May 2, 2017

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: May 2, 2017

Freddie Mac Form 10-Q	141

Index

FORM 10-Q INDEX

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	63 - 136
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 62
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48 - 49
Item 4.	Controls and Procedures	139 - 140
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	137
Item 1A	Risk Factors	137
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	137 - 138
Item 6.	Exhibits	138
	SIGNATURES	141
	EXHIBIT INDEX	E-1

Freddie Mac Form 10-Q	142

Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description*
4.1	Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 16, 2017

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac Form 10-Q	E-1