Form 10-Q
period 2017-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2017-08-01
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
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
As of July 18, 2017, there were 650,054,731 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac Form 10-Q	i

Management's Discussion and Analysis	Introduction

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the “Forward-Looking Statements” sections of this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2016, or 2016 Annual Report, and our Quarterly Report on Form 10-Q for the first quarter of 2017, and the “Business” and “Risk Factors” sections of our 2016 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “Glossary” sections of this Form 10-Q and our 2016 Annual Report.
You should read the following MD&A in conjunction with our 2016 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and six months ended June 30, 2017 included in “Financial Statements.” Throughout this Form 10-Q, we refer to the three months ended June 30, 2017, the three months ended March 31, 2017, the three months ended December 31, 2016, the three months ended June 30, 2016, and the three months ended December 31, 2015 as “2Q 2017,” “1Q 2017,” “4Q 2016,” “2Q 2016,” and “4Q 2015,” respectively. We refer to the six months ended June 30, 2017 and the six months ended June 30, 2016 as “YTD 2017” and “YTD 2016,” respectively.
INTRODUCTION
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We do this primarily by purchasing residential mortgage loans originated by lenders. In most instances, we package these loans into mortgage-related securities, which are guaranteed by us and sold in the global capital markets. We also invest in mortgage loans and mortgage-related securities. We do not originate loans or lend money directly to mortgage borrowers.
We support the U.S. housing market and the overall economy by enabling America’s families to access mortgage loan funding with better terms and by providing consistent liquidity to the multifamily mortgage market. We have helped many distressed borrowers keep their homes or avoid foreclosure. We are working with FHFA, our customers and the industry to build a better housing finance system for the nation.

Freddie Mac Form 10-Q	1

Management's Discussion and Analysis	Introduction

BUSINESS RESULTS
PORTFOLIO BALANCES

Guarantee Portfolios(1)
(1) Excludes multifamily unsecuritized mortgage loans held-
for-sale.

Investments Portfolios

•
Our total guarantee portfolio grew to $1,958 billion at June 30, 2017 from $1,855 billion at June 30, 2016, an increase of approximately 6%, primarily driven by high single-family refinance activity and a growing home purchase market as interest and unemployment rates remained low as well as new business volume due to the strong demand for multifamily loan products.

•
Our total investments portfolio declined $43 billion, or 11%, from June 30, 2016 to June 30, 2017 as we continued to reduce the mortgage-related investments portfolio as required by the Purchase Agreement and FHFA.

Freddie Mac Form 10-Q	2

Management's Discussion and Analysis	Introduction

CONSOLIDATED FINANCIAL RESULTS
Comprehensive income (loss) was $2.0 billion in 2Q 2017, compared to $1.1 billion in 2Q 2016, driven by the continued solid business environment and our growing guarantee businesses. The change in comprehensive income was primarily driven by:

•
Net interest income attributable to guarantee fee income of $844 million in 2Q 2017 compared to $680 million in 2Q 2016 primarily driven by an increase in the size of the single-family loan portfolio combined with higher average contractual guarantee fee rates. Average contractual guarantee fee rates are generally higher on mortgage loans in our Core single-family loan portfolio compared to those in our Legacy single-family loan portfolio. In addition, guarantee fee income increased due to higher average multifamily guarantee portfolio balances;

•
Gain of $314 million recognized from price improvements on reperforming loans reclassified from held-for-investment to held-for-sale during the 2017 periods compared to a $267 million loss recognized on seriously delinquent loans reclassified from held-for-investment to held-for-sale during the 2016 periods;

•
Estimated interest-rate related fair value loss of $0.1 billion (after-tax) in 2Q 2017 compared to a $0.4 billion (after-tax) estimated fair value loss in 2Q 2016. The decrease in fair value losses was due to the implementation of fair value hedge accounting in 1Q 2017 coupled with smaller declines in long-term interest rates in 2Q 2017 compared to 2Q 2016; and

•
Estimated spread-related gain of $0.1 billion (after-tax) in 2Q 2017 resulting from market spreads tightening, compared to an estimated $0.1 billion (after-tax) loss in 2Q 2016 resulting from market spreads widening.

Our total equity was $2.6 billion at June 30, 2017. Because our net worth was positive, we are not requesting a draw from Treasury under the Purchase Agreement for 2Q 2017. Our cumulative senior preferred stock dividend payments totaled $108.2 billion as of June 30, 2017. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock, which remains $72.3 billion. The amount of available funding remaining under the Purchase Agreement is $140.5 billion and would be reduced by any future draws.
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

Freddie Mac Form 10-Q	3

Management's Discussion and Analysis	Introduction

to the Purchase Agreement currently enables us to have adequate liquidity to conduct our normal business activities.
Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as and if declared by the Conservator, acting as successor to the rights, titles, powers and privileges of our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator.
Under the August 2012 amendment to the Purchase Agreement, our dividend requirement each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The Capital Reserve Amount is $600 million in 2017 and will decrease to zero in 2018. If for any reason we were not to pay the amount of our dividend requirement on the senior preferred stock in full, the unpaid amount would be added to the liquidation preference, but this would not affect our ability to draw funds from Treasury under the Purchase Agreement.
Based on our Net Worth Amount of $2.6 billion as of June 30, 2017 and the Capital Reserve Amount of $600 million in 2017, our dividend requirement to Treasury in September 2017 will be $2.0 billion. If the Conservator declares a senior preferred stock dividend equal to our dividend requirement and directs us to pay it before September 30, 2017, we would expect to pay a dividend of $2.0 billion by September 30, 2017. The declining capital reserve required under the terms of the Purchase Agreement (ultimately reaching zero in 2018) increases the risk of our having negative net worth and thus being required to draw from Treasury.

Freddie Mac Form 10-Q	4

Management's Discussion and Analysis	Key Economic Indicators | Single-Family Home Prices

KEY ECONOMIC INDICATORS
The following graphs and related discussions present certain macroeconomic indicators that can significantly affect our business and financial results.
SINGLE-FAMILY HOME PRICES
NATIONAL HOME PRICES

(December 2000 = 100)
COMMENTARY

•
Home prices continued to appreciate, increasing by 3.9% from 1Q 2017 to 2Q 2017 and 6.0% from 4Q 2016 to 2Q 2017, compared to an increase of 3.7% and 5.6%, respectively, from 1Q 2016 to 2Q 2016 and from 4Q 2015 to 2Q 2016, based on our own non-seasonally adjusted price index of single-family homes funded by loans owned or guaranteed by us or Fannie Mae.

•	National home prices at June 30, 2017 exceeded their pre-financial crisis peak level of 168 reached in June 2006, based on our index.

•
Increases in home prices typically result in lower delinquency rates. Fewer loan delinquencies, loan workouts and foreclosure transfers may reduce our expected credit losses and thereby reduce our provision for credit losses.

Freddie Mac Form 10-Q	5

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

INTEREST RATES
KEY MARKET INTEREST RATES

COMMENTARY

•
The quarterly ending and quarterly average 30-year Primary Mortgage Market Survey (“PMMS”) interest rates were higher at June 30, 2017 compared to June 30, 2016. Increases in the PMMS rate typically result in decreases in refinance activity and originations.

•
The 10-year LIBOR and 2-year LIBOR interest rates had smaller fluctuations during the 2017 periods than in the 2016 periods. The changes in the 10-year and 2-year LIBOR interest rates affect the fair value of certain of our assets and liabilities, including derivatives, measured at fair value. A smaller interest rate fluctuation from period to period may result in smaller fair value gains and losses, while a larger fluctuation in interest rates may result in larger fair value gains and losses.

Freddie Mac Form 10-Q	6

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

•
The Federal Reserve raised short-term interest rates during 2Q 2017. The quarterly ending and quarterly average short-term interest rates, as indicated by the 3-month LIBOR rate, were higher at June 30, 2017 compared to June 30, 2016. The increase in short-term interest rates may increase the interest earned on our short-term investments and interest expense on our short-term funding.

•	For additional information on the effect of LIBOR rates on our financial results, see “Our Business Segments - Capital Markets - Market Conditions.”

Freddie Mac Form 10-Q	7

Management's Discussion and Analysis	Key Economic Indicators | Unemployment Rate

UNEMPLOYMENT RATE
UNEMPLOYMENT RATE AND JOB CREATION

Source: U.S. Bureau of Labor Statistics

COMMENTARY

•	Average monthly net new jobs increased during 2Q 2017 compared to 2Q 2016.

•	The unemployment rate declined in 2Q 2017 compared to 2Q 2016.

•	Changes in the unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.

•	Decreases in the unemployment rate typically result in lower levels of delinquencies, which may result in a decrease in expected credit losses on our total mortgage portfolio.

Freddie Mac Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our consolidated results of operations for 2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016.

	2Q 2017	2Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Net interest income	$3,379	$3,443	($64)	(2)%	$7,174	$6,848	$326	5%
Benefit (provision) for credit losses	422	775	(353)	(46)%	538	1,242	(704)	(57)%
Net interest income after benefit (provision) for credit losses	3,801	4,218	(417)	(10)%	7,712	8,090	(378)	(5)%
Non-interest income (loss):
Gains (losses) on extinguishment of debt	50	(119)	169	142%	268	(174)	442	254%
Derivative gains (losses)	(1,096)	(2,058)	962	47%	(1,398)	(6,619)	5,221	79%
Net impairment of available-for-sale securities recognized in earnings	(3)	(72)	69	96%	(16)	(129)	113	88%
Other gains on investment securities recognized in earnings	61	450	(389)	(86)%	117	753	(636)	(84)%
Other income (loss)	694	(25)	719	2,876%	1,109	922	187	20%
Total non-interest income (loss)	(294)	(1,824)	1,530	84%	80	(5,247)	5,327	102%
Non-interest expense:
Administrative expense	(513)	(475)	(38)	(8)%	(1,024)	(923)	(101)	(11)%
REO operations expense	(37)	(29)	(8)	(28)%	(93)	(113)	20	18%
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(330)	(280)	(50)	(18)%	(651)	(552)	(99)	(18)%
Other expense	(126)	(151)	25	17%	(202)	(304)	102	34%
Total non-interest expense	(1,006)	(935)	(71)	(8)%	(1,970)	(1,892)	(78)	(4)%
Income (loss) before income tax (expense) benefit	2,501	1,459	1,042	71%	5,822	951	4,871	512%
Income tax (expense) benefit	(837)	(466)	(371)	(80)%	(1,947)	(312)	(1,635)	(524)%
Net income (loss)	1,664	993	671	68%	3,875	639	3,236	506%
Total other comprehensive income (loss), net of taxes and reclassification adjustments	322	140	182	130%	345	294	51	17%
Comprehensive income (loss)	$1,986	$1,133	$853	75%	$4,220	$933	$3,287	352%

Freddie Mac Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

NET INTEREST INCOME
NET INTEREST YIELD ANALYSIS

The tables below present an analysis of interest-earning assets and interest-bearing liabilities.

	2Q 2017			2Q 2016
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$12,135	$15	0.51%	$14,948	$9	0.23%
Securities purchased under agreements to resell	56,196	132	0.93	52,291	45	0.35
Advances to lenders	532	3	2.30	352	2	2.02
Mortgage-related securities:
Mortgage-related securities	170,864	1,651	3.87	193,637	1,851	3.82
Extinguishment of PCs held by Freddie Mac	(89,913)	(825)	(3.67)	(96,002)	(890)	(3.71)
Total mortgage-related securities, net	80,951	826	4.08	97,635	961	3.94
Non-mortgage-related securities	17,957	76	1.68	12,726	17	0.53
Loans held by consolidated trusts(1)	1,723,103	14,594	3.39	1,638,057	13,872	3.39
Loans held by Freddie Mac(1)	118,012	1,254	4.25	138,469	1,366	3.95
Total interest-earning assets	$2,008,886	$16,900	3.36	$1,954,478	$16,272	3.34
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,746,474	($12,819)	(2.94)	$1,662,187	($12,139)	(2.92)
Extinguishment of PCs held by Freddie Mac	(89,913)	825	3.67	(96,002)	890	3.71
Total debt securities of consolidated trusts held by third parties	1,656,561	(11,994)	(2.90)	1,566,185	(11,249)	(2.87)
Other debt:
Short-term debt	74,540	(145)	(0.77)	76,057	(82)	(0.42)
Long-term debt	272,160	(1,340)	(1.96)	303,088	(1,450)	(1.91)
Total other debt	346,700	(1,485)	(1.71)	379,145	(1,532)	(1.61)
Total interest-bearing liabilities	2,003,261	(13,479)	(2.69)	1,945,330	(12,781)	(2.63)
Expense related to derivatives	—	(42)	(0.01)	—	(48)	(0.01)
Impact of net non-interest-bearing funding	5,625	—	0.01	9,148	—	0.01
Total funding of interest-earning assets	$2,008,886	($13,521)	(2.69)	$1,954,478	($12,829)	(2.63)
Net interest income/yield		$3,379	0.67		$3,443	0.71

(1) Loan fees, primarily consisting of amortization of delivery fees, included in interest income were $583 million and $634 million for loans held by consolidated trusts and $33 million and $50 million for loans held by Freddie Mac during 2Q 2017 and 2Q 2016, respectively.

Freddie Mac Form 10-Q	10

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

	YTD 2017			YTD 2016
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$12,094	$24	0.40%	$13,337	$16	0.24%
Securities purchased under agreements to resell	55,301	220	0.79	54,979	93	0.34
Advances to Lenders	574	7	2.36	303	4	2.61
Mortgage-related securities:
Mortgage-related securities	173,410	3,314	3.82	197,620	3,767	3.81
Extinguishment of PCs held by Freddie Mac	(89,226)	(1,645)	(3.69)	(100,549)	(1,850)	(3.68)
Total mortgage-related securities, net	84,184	1,669	3.97	97,071	1,917	3.95
Non-mortgage-related securities	19,509	147	1.51	13,494	30	0.44
Loans held by consolidated trusts(1)	1,715,571	29,193	3.40	1,634,351	28,133	3.44
Loans held by Freddie Mac(1)	121,115	2,620	4.33	142,000	2,923	4.12
Total interest-earning assets	$2,008,348	$33,880	3.37	$1,955,535	$33,116	3.39
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,738,601	($25,360)	(2.92)	$1,657,645	($24,890)	(3.00)
Extinguishment of PCs held by Freddie Mac	(89,226)	1,645	3.69	(100,549)	1,850	3.68
Total debt securities of consolidated trusts held by third parties	1,649,375	(23,715)	(2.88)	1,557,096	(23,040)	(2.96)
Other debt:
Short-term debt	74,003	(241)	(0.65)	88,464	(175)	(0.39)
Long-term debt	275,840	(2,665)	(1.93)	301,655	(2,954)	(1.95)
Total other debt	349,843	(2,906)	(1.66)	390,119	(3,129)	(1.60)
Total interest-bearing liabilities	1,999,218	(26,621)	(2.66)	1,947,215	(26,169)	(2.69)
Expense related to derivatives	—	(85)	(0.01)	—	(99)	(0.01)
Impact of net non-interest-bearing funding	9,130	—	0.01	8,320	—	0.01
Total funding of interest-earning assets	$2,008,348	($26,706)	(2.66)	$1,955,535	($26,268)	(2.69)
Net interest income/yield		$7,174	0.71		$6,848	0.70

(1) Loan fees, primarily consisting of amortization of delivery fees, included in interest income were $1.1 billion for loans held by consolidated trusts during both YTD 2017 and YTD 2016, and were $95 million and $131 million for loans held by Freddie Mac during YTD 2017 and YTD 2016, respectively.

Freddie Mac Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

COMPONENTS OF NET INTEREST INCOME

The table below presents the components of net interest income.

	2Q 2017	2Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Contractual net interest income:
Guarantee fee income	$844	$680	$164	24%	$1,687	$1,390	$297	21%
Guarantee fee income related to the Temporary Payroll Tax Cut Continuation Act of 2011	325	279	46	16%	641	546	95	17%
Other contractual net interest income	1,588	1,744	(156)	(9)%	3,296	3,584	(288)	(8)%
Total contractual net interest income	2,757	2,703	54	2%	5,624	5,520	104	2%
Net amortization - loans and debt securities of consolidated trusts	667	774	(107)	(14)%	1,620	1,307	313	24%
Net amortization - other assets and debt	(3)	14	(17)	(121)%	15	120	(105)	(88)%
Expense related to derivatives	(42)	(48)	6	13%	(85)	(99)	14	14%
Net interest income	$3,379	$3,443	($64)	(2)%	$7,174	$6,848	$326	5%

Key Drivers:

•	Guarantee fee income

◦
2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - increased primarily due to higher average contractual guarantee fee rates and the continued growth in the size of the Core single-family loan portfolio. Average contractual guarantee fee rates are generally higher on mortgage loans in our Core single-family loan portfolio compared to those in our Legacy single-family loan portfolio. In addition, guarantee fee income increased due to higher average multifamily guarantee portfolio balances.

•	Other contractual net interest income

◦
2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - decreased primarily due to the continued reduction in the balance of our mortgage-related investments portfolio pursuant to the portfolio limits established by the Purchase Agreement and FHFA. See "Conservatorship and Related Matters - Reducing Our Mortgage-Related Investments Portfolio Over Time" for a discussion of the key drivers of the decline in our mortgage-related investments portfolio.

•	Net amortization of loans and debt securities of consolidated trusts

◦	2Q 2017 vs. 2Q 2016 - decreased during 2Q 2017 primarily due to a decrease in amortization income from debt securities of consolidated trusts due to a decrease in prepayments.

◦
YTD 2017 vs. YTD 2016 - increased during YTD 2017 primarily due to a decrease in amortization expense on mortgage loans held by consolidated trusts due to a decrease in prepayments. In addition, amortization income increased driven by higher unamortized balances on our debt securities of consolidated trusts and higher mortgage loan upfront delivery fee balances.

Freddie Mac Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations | Provision for Credit Losses

BENEFIT (PROVISION) FOR CREDIT LOSSES
The benefit (provision) for credit losses predominantly relates to single-family loans and includes components for both collectively and individually impaired loans.
The table below presents the components of our benefit (provision) for credit losses.

	2Q 2017	2Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in billions)			$	%			$	%
Benefit (provision) for newly impaired loans	($0.2)	($0.2)	$—	—%	($0.3)	($0.4)	$0.1	25%
Amortization of interest rate concessions	0.2	0.2	—	—%	0.4	0.5	(0.1)	(20)%
Reclassifications of held-for-investment loans to held-for-sale loans	0.3	0.5	(0.2)	(40)%	0.3	0.6	(0.3)	(50)%
Other, including changes in estimated default probability and loss severity	0.1	0.3	(0.2)	(67)%	0.1	0.5	(0.4)	(80)%
Benefit (provision) for credit losses	$0.4	$0.8	($0.4)	(50)%	$0.5	$1.2	($0.7)	(58)%
Key Drivers:

•
2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - Benefit for credit losses decreased primarily due to smaller improvements in probability of default and estimated loss severity in the 2017 periods, compared to larger improvements in probability of default and estimated loss severity in the 2016 periods.

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

	2Q 2017	2Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Fair value change in interest-rate swaps	($580)	($2,364)	$1,784	75%	$93	($8,054)	$8,147	101%
Fair value change in option-based derivatives	109	1,141	(1,032)	(90)%	(321)	3,076	(3,397)	(110)%
Fair value change in other derivatives	(196)	(415)	219	53%	(274)	(731)	457	63%
Accrual of periodic cash settlements	(429)	(420)	(9)	(2)%	(896)	(910)	14	2%
Derivative gains (losses)	($1,096)	($2,058)	$962	47%	($1,398)	($6,619)	$5,221	79%

Key Drivers:

•
2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - Losses declined as long-term interest rates decreased less during the 2017 periods compared to the 2016 periods. The 10-year par swap rate decreased 12 and 5 basis points during 2Q 2017 and YTD 2017, respectively, and declined 26 and 80 basis points during 2Q 2016 and YTD 2016, respectively. Interest rate decreases resulted in fair value losses in our pay-fixed interest rate swaps and forward commitments to issue PCs, partially offset by fair value gains in our receive-fixed swaps and certain option-based derivatives. In addition, we implemented hedge accounting in 1Q 2017 which reduced the losses that otherwise would have been included in Derivative gains (losses) by $365 million and $300 million for 2Q 2017 and YTD 2017, respectively.

Freddie Mac Form 10-Q	14

Management's Discussion and Analysis	Consolidated Results of Operations | Other Income (Loss)

OTHER INCOME (LOSS)
The table below presents the components of other income (loss).

	2Q 2017	2Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Other income (loss)
Gains (losses) on loans	$193	($481)	$674	140%	$207	($3)	$210	7,000%
Gains (losses) on held-for-sale loan purchase commitments	331	207	124	60%	555	244	311	127%
(Losses) gains on debt where we elected the fair value option	(102)	(108)	6	6%	(191)	(94)	(97)	(103)%
All other	245	357	(112)	(31)%	472	775	(303)	(39)%
Fair value hedge accounting
Change in fair value of derivatives in qualifying hedge relationships	(365)	—	(365)	N/A	(300)	—	(300)	N/A
Change in fair value of hedged items in qualifying hedge relationships	392	—	392	N/A	366	—	366	N/A
Ineffectiveness related to fair value hedge accounting	27	—	27	N/A	66	—	66	N/A
Total other income (loss)	$694	($25)	$719	2,876%	$1,109	$922	$187	20%
Key Drivers:

•	Gains (losses) on loans

◦
2Q 2017 vs. 2Q 2016 - increased primarily due to gains on loans driven by price improvements on the reperforming loans we sold in 2Q 2017 compared to losses driven by the lower-of-cost-or-fair-value adjustments on seriously delinquent loans we reclassified from held-for-investment to held-for-sale in 2Q 2016.

◦
YTD 2017 vs. YTD 2016 - increased primarily due to gains on loans driven by price improvements on the reperforming loans we sold in YTD 2017 compared to the losses driven by the lower-of-cost-or-fair-value adjustments on seriously delinquent loans we reclassified from held-for-investment to held-for-sale in YTD 2016. This was partially offset by a decline in gains in YTD 2017 related to multifamily loans for which we elected the fair value option, as long-term rates declined slightly in YTD 2017, while these loans benefited significantly in YTD 2016 from a large decline in interest rates.

•	Gains (losses) on held-for-sale loan purchase commitments

◦
2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - increased due to gains on multifamily held-for-sale purchase commitments in the 2017 periods. K Certificate spreads tightened from improved pricing and market movements, compared to spreads widening in the 2016 periods. In addition, there were higher gains in the 2017 periods driven by a higher outstanding balance of commitments at the end of the period due to a continued strong demand for multifamily products compared to the end of the 2016 period.

•	(Losses) gains on debt where we elected fair value option

◦	YTD 2017 vs. YTD 2016 - losses declined primarily driven by tightening spreads between STACR yields and LIBOR during YTD 2017 compared to YTD 2016 when spreads were relatively unchanged.

Freddie Mac Form 10-Q	15

Management's Discussion and Analysis	Consolidated Results of Operations | Other Income (Loss)

•	All other

◦	YTD 2017 vs. YTD 2016 - declined primarily due to the recognition of settlement proceeds related to the TBW bankruptcy during YTD 2016.

Freddie Mac Form 10-Q	16

Management's Discussion and Analysis	Consolidated Results of Operations | Other Comprehensive Income

OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the attribution of the other comprehensive income (loss) reported in our condensed consolidated statements of comprehensive income.

	2Q 2017	2Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Other comprehensive income, excluding certain items	$423	$391	$32	8%	$586	$612	($26)	(4)%
Excluded items:
Accretion due to significant increases in expected cash flows on previously impaired available-for-sale securities	(49)	(79)	30	38%	(103)	(169)	66	39%
Realized (gains) losses reclassified from AOCI	(52)	(172)	120	70%	(138)	(149)	11	7%
Total excluded items	(101)	(251)	150	60%	(241)	(318)	77	24%
Total other comprehensive income (loss)	$322	$140	$182	130%	$345	$294	$51	17%
Key Drivers:

•	Other comprehensive income, excluding certain items

◦
2Q 2017 vs. 2Q 2016 - increased primarily due to more market spread tightening on non-agency mortgage-related securities during 2Q 2017 compared to 2Q 2016, resulting in greater spread-related gains, partially offset by smaller interest rate-related gains as long-term interest rates decreased less during 2Q 2017 compared to 2Q 2016.

◦
YTD 2017 vs. YTD 2016 - decreased primarily due to smaller declines in long-term interest rates during YTD 2017 compared to YTD 2016, resulting in lower gains, partially offset by gains from market spreads tightening on agency and non-agency mortgage-related securities during YTD 2017 compared to spreads widening on non-agency mortgage-related securities during YTD 2016.

•	Excluded items

◦	Accretion due to significant increases in expected cash flows on previously impaired available-for-sale securities

▪	2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - decreased primarily due to a decline in the population of impaired securities as a result of our active dispositions of these securities.

◦	Realized (gains) losses reclassified from AOCI

▪
2Q 2017 vs. 2Q 2016 and YTD 2017 vs YTD 2016 - reflected smaller amounts of reclassified gains during the 2017 periods compared to the 2016 periods, due to fewer sales of non-agency mortgage-related securities.

Freddie Mac Form 10-Q	17

Management's Discussion and Analysis	Consolidated Results of Operations | Other Key Drivers

OTHER KEY DRIVERS
Key drivers of other line items for 2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 include:

•	Gains (losses) on extinguishment of debt

◦
2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - improved primarily due to an increase in the amount of gains recognized from the extinguishment of certain fixed-rate debt securities of consolidated trusts, as market interest rates increased between the time of issuance and repurchase. The amount of extinguishment gains or losses may vary, as the type and amount of PCs selected for repurchase are based on our investment and funding strategies, including our efforts to support the liquidity and price performance of our PCs.

•	Other gains on investment securities recognized in earnings

◦
2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - decreased primarily due to the recognition of smaller fair value gains on our mortgage and non-mortgage related securities classified as trading as long-term interest rates decreased less during the 2017 periods compared to the 2016 periods, partially offset by larger fair value gains due to more market spread tightening on our agency mortgage-related securities. In addition, there was a decrease in the sales volume of our available-for-sale non-agency mortgage-related securities during the 2017 periods.

Freddie Mac Form 10-Q	18

Management's Discussion and Analysis	Consolidated Results of Operations | Items Affecting Multiple Lines

ITEM AFFECTING MULTIPLE LINES
The following item affected multiple line items on our consolidated results of operations.
SINGLE-FAMILY LOAN RECLASSIFICATIONS

During 2Q 2017 and 2Q 2016, we reclassified $11.1 billion and $3.1 billion in UPB of seasoned single-family mortgage loans, respectively, from held-for-investment to held-for-sale, as we continue to focus on reducing the balance of our less liquid assets. During YTD 2017 and YTD 2016, we reclassified $12.8 billion and $3.5 billion in UPB of seasoned single-family mortgage loans, respectively, from held-for-investment to held-for-sale. Seasoned single-family mortgage loans include seriously delinquent loans and reperforming loans. On January 1, 2017, we elected a new accounting policy for reclassifications from held-for-investment to held-for-sale. Under the new policy, when we reclassify (transfer) a loan from held-for-investment to held-for-sale, we charge off the entire difference between the loan’s recorded investment and its fair value if the loan has a history of credit-related issues. Expenses related to property taxes and insurance are included as part of the charge-off. If the charge-off amount exceeds the existing loan loss reserve amount, an additional provision for credit losses is recorded. If the charge-off amount is less than the existing loan loss reserve amount, a benefit for credit losses is recorded. Any declines in loan fair value after the date of transfer will be recognized as a valuation allowance, with an offset recorded to other income (loss).
This new policy election was applied prospectively, as it was not practical to apply it retrospectively.
Beginning in 1Q 2017, benefit (provision) for credit losses is the only line item affected by the loan reclassifications from held-for-investment to held-for-sale. Prior to this change (including 2Q 2016 and YTD 2016 as presented below), the reclassifications from held-for-investment to held-for-sale affected several line items on our consolidated results of operations.

	2Q 2017	2Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Benefit (provision) for credit losses	$314	$509	($195)	(38)%	$300	$573	($273)	(48)%
Other income (loss) - lower-of-cost-or-fair-value adjustment	—	(667)	667	100%	—	(734)	734	100%
Other expense - property taxes and insurance associated with these loans	—	(109)	109	100%	—	(140)	140	100%
Effect on income before income tax (expense) benefit	$314	($267)	581	218%	$300	($301)	601	200%

Key Drivers:

•
2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - Effect on income changed to a gain recognized from price improvements on reperforming loans reclassified from held-for-investment to held-for-sale during the 2017 periods compared to a loss recognized on seriously delinquent loans reclassified from held-for-investment to held-for-sale during the 2016 periods.

Freddie Mac Form 10-Q	19

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.

	June 30, 2017	December 31, 2016	Change
(Dollars in millions)			$	%
Assets:
Cash and cash equivalents	$6,666	$12,369	($5,703)	(46)%
Restricted cash and cash equivalents	4,464	9,851	(5,387)	(55)%
Securities purchased under agreements to resell	47,791	51,548	(3,757)	(7)%
Subtotal	58,921	73,768	(14,847)	(20)%
Investments in securities, at fair value	98,799	111,547	(12,748)	(11)%
Mortgage loans, net	1,832,142	1,803,003	29,139	2%
Accrued interest receivable	6,237	6,135	102	2%
Derivative assets, net	951	747	204	27%
Deferred tax assets, net	14,751	15,818	(1,067)	(7)%
Other assets	10,956	12,358	(1,402)	(11)%
Total assets	$2,022,757	$2,023,376	($619)	—%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$6,090	$6,015	$75	1%
Debt, net	2,009,166	2,002,004	7,162	—%
Derivative liabilities, net	298	795	(497)	(63)%
Other liabilities	4,617	9,487	(4,870)	(51)%
Total liabilities	2,020,171	2,018,301	1,870	—%
Total equity	2,586	5,075	(2,489)	(49)%
Total liabilities and equity	$2,022,757	$2,023,376	($619)	—%
Key Drivers:
As of June 30, 2017 compared to December 31, 2016:

•
Cash and cash equivalents, restricted cash and cash equivalents, and securities purchased under agreements to resell affect one another, so the changes in the balances should be viewed together. The combined balance as of June 30, 2017 declined primarily due to lower near term cash needs for lower upcoming maturities and anticipated calls of other debt and a decrease in prepayment proceeds received by the custodial account driven by increased interest rates as of June 30, 2017 compared to December 31, 2016.

•	Investments in securities, at fair value decreased as we continued to reduce the mortgage-related investments portfolio during 2017 as required by the Purchase Agreement and FHFA.

•
Other assets declined primarily because of decreased receivables from servicers and a lower current income tax receivable. Higher mortgage interest rates during 2Q 2017 caused a decline in prepayments, and thus a decrease in receivables from servicers. When a borrower prepays, there is a brief delay before the servicer remits the payoff proceeds to us. In addition, the current income tax receivable decreased primarily due to the accrual of current period tax expense and a reduction of receivables related to prior years.

•	Other liabilities decreased primarily due to the elimination of liabilities related to our purchases of

Freddie Mac Form 10-Q	20

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

non-mortgage-related securities that traded during 4Q 2016 but were settled in 2017.

•
Total equity decreased as a result of lower comprehensive income in 2Q 2017 than in 4Q 2016 coupled with additional dividends paid related to the $600 million decline in the Capital Reserve Amount in 2017.

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

•
Capital Markets (previously reported as the Investments segment) - reflects results from managing the company’s mortgage-related investments portfolio (excluding multifamily investments, single-family seriously delinquent loans, and the credit risk of single-family performing and reperforming loans), treasury function, and interest-rate risk.

The All Other category consists of material corporate-level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments.
SEGMENT EARNINGS
During 1Q 2017, we changed how we calculate certain components of our Segment Earnings for our Capital Markets segment. Prior period results have been revised to conform to the current period presentation. For more information on this change and on our segment reclassifications, see Note 11.

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
U.S. Single-Family Originations
Source: Inside Mortgage Finance dated May 19, 2017 (latest available IMF purchase/refinance information).

Single-Family Serious Delinquency Rates
Source: National Delinquency Survey from the Mortgage Bankers Association. Data as of May 16, 2017 (latest available NDS information).

Commentary

•
Single-family loan origination volumes decreased to $455 billion in 2Q 2017 compared to $520 billion in 2Q 2016. Mortgage origination data is from Inside Mortgage Finance as of July 28, 2017. Freddie Mac's single-family loan purchase volumes typically follow similar trends.

•
Single-family serious delinquency (SDQ) rates in the U.S. generally continued to decline on a year-over-year basis due to macroeconomic factors, such as a low unemployment rate and continued home price appreciation. Freddie Mac's delinquency rates followed similar trends resulting in fewer loan workouts and foreclosure transfers and as a result, reduced our provision for credit losses.

Freddie Mac Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

BUSINESS RESULTS

The following tables, graphs and related discussion present the business results of our Single-family Guarantee segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose

(In billions)
Percentage of Single-Family Loan Purchases and Guarantees by Loan Purpose

Freddie Mac Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Commentary

•	Our loan purchase and guarantee activity:

◦	2Q 2017 vs. 2Q 2016 - decreased due to lower refinance volume driven by higher rates in early 2017 compared to 2016.

◦	YTD 2017 vs. YTD 2016 - remained relatively unchanged as a decline in refinance activity was offset by higher home purchase loan volume as interest and unemployment rates remained low.

Freddie Mac Form 10-Q	26

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio
Commentary

•
The single-family credit guarantee portfolio grew to $1,784 billion at June 30, 2017 from $1,755 billion at December 31, 2016, an increase of approximately 2%. We had 10.7 million and 10.6 million loans in our single-family credit guarantee portfolio at June 30, 2017 and December 31, 2016, respectively.

•
The Core single-family loan portfolio grew to 75% of the single-family credit guarantee portfolio at June 30, 2017 compared to 73% at December 31, 2016, primarily driven by high refinance activity and a growing home purchase market as interest and unemployment rates remained low.

•
The Legacy and relief refinance single-family loan portfolio declined to 25% of the single-family credit guarantee portfolio at June 30, 2017 compared to 27% at December 31, 2016, driven primarily by liquidations.

Freddie Mac Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Guarantee Fees

The average portfolio Segment Earnings guarantee fee rate consists of the contractual guarantee fee that we receive over the life of the loans and upfront delivery fee income that we amortize over the contractual life of the related loans (usually 30 years). If the related loans prepay, the remaining upfront delivery fee income is recognized immediately. In addition, the average portfolio Segment Earnings guarantee fee rate reflects an average of our total single-family credit guarantee portfolio and is not limited to purchases in the applicable period.
The average guarantee fee rate charged on new acquisitions consists of the contractual guarantee fee that we receive over the life of the loans and upfront delivery fee income that we recognize over the estimated life of the related loans using our expectations of prepayments and other liquidations.
Average Portfolio Segment Earnings Guarantee Fee Rate(1)

Average Guarantee Fee Rate Charged on New Acquisitions(1)

(1) Excludes the legislated 10 basis point increase in guarantee fees.
Commentary

•	Average portfolio Segment Earnings guarantee fee rates:

◦	2Q 2017 vs. 2Q 2016 - decreased slightly due to a decline in the recognition of amortized fees driven by lower prepayments.

◦	YTD 2017 vs. YTD 2016 - remained stable due to higher average contractual guarantee fees, offset by a decline in the recognition of amortized fees.

•	Average guarantee fee rate charged on new acquisitions:

◦
2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - decreased due to competitive pricing, partially offset by lower market-adjusted pricing costs based on the price performance of our PCs relative to Fannie Mae securities.

Freddie Mac Form 10-Q	28

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Risk Transfer (CRT) Activity

Since 2013, STACR debt note and ACIS transactions have been our principal methods of transferring a small portion of the expected credit losses and a significant portion of credit losses in a stressed economic environment in our Core single-family loan portfolio. The following charts present the issuance amounts for the STACR and ACIS transactions that occurred during 2Q 2017 and the cumulative issuance amount of all STACR and ACIS transactions as of June 30, 2017 by loss position and the party holding each loss position.
New STACR Debt Note and ACIS Transactions during 2Q 2017(1)

(In billions)
Senior	Freddie Mac $98.8				Reference Pool $102.4

Mezzanine	Freddie Mac $0.4	ACIS $0.5	STACR Debt Notes $1.8

First Loss	Freddie Mac $0.5		ACIS $0.1	STACR Debt Notes $0.4

Cumulative STACR Debt Note and ACIS
Transactions as of June 30, 2017(1)(2)

(In billions)
Senior	Freddie Mac $725.5				Reference Pool $760.8

Mezzanine	Freddie Mac $1.8	ACIS $6.6	STACR Debt Notes $20.4

First Loss	Freddie Mac $4.2		ACIS $0.7	STACR Debt Notes $1.5

(1)	The amounts represent the UPB upon issuance of STACR debt notes and execution of ACIS transactions.

(2)	For the current outstanding coverage provided by our STACR debt note and ACIS transactions, see Note 4.
Commentary

•
We continued to transfer credit losses to third-party investors, insurers, and selected sellers through CRT transactions. During YTD 2017, we transferred credit losses associated with $170.6 billion in UPB of loans in our Core single-family loan portfolio through STACR debt note, ACIS, whole loan security, and deep mortgage insurance credit risk transfer, or Deep MI, transactions.

•
The interest and premiums we pay on our issued STACR debt note and ACIS transactions to transfer credit risk effectively reduce the guarantee fee income we earn on the PCs related to the respective reference pools. Our expected guarantee fee income on the PCs related to the STACR and ACIS reference pools has been effectively reduced by approximately 31%, on average, for all transactions executed through June 30, 2017. The amount of the effective reduction to our overall guarantee fee income could be affected over time by changes in:

◦	Our risk transfer strategy;

◦	Prepayment and credit experience of the reference pools; or

Freddie Mac Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

◦	The economic or regulatory environment that affects the cost of executing these transactions.

•
We continue to evaluate our credit risk transfer strategy and to make changes depending on market conditions. The aggregate cost of our credit risk transfer activity will continue to increase as we continue to transfer risk on new originations.

•
Due to differences in accounting, there could be a significant time lag between when we recognize a provision for credit losses on the mortgage loans in the reference pools and when we recognize the related recovery for the majority of our STACR debt note transactions. A credit expense on a loan in a reference pool related to these transactions is recorded when it is probable that we have incurred a loss, while a benefit is recorded when an actual loss event occurs.

•
As of June 30, 2017, there has not been a significant number of loans in our STACR debt note and ACIS reference pools that have experienced a credit event. As a result, we experienced minimal write-downs on our STACR debt notes and filed minimal claims for reimbursement of losses under our ACIS transactions.

•	As of June 30, 2017, we have transferred a portion of the credit risk on nearly 33% of the total outstanding single-family credit guarantee portfolio.

Freddie Mac Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Mortgage Loan Credit Risk

Certain combinations of loan attributes can indicate a higher degree of credit risk, such as loans with both higher LTV ratios and lower credit scores. The following table presents the combination of credit score and current LTV (CLTV) ratio attributes of loans in our single-family credit guarantee portfolio.

	June 30, 2017
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Credit score)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Modified
Core single-family loan portfolio:
< 620	0.2%	1.86%	—%	NM	—%	NM	0.2%	2.08%	3.2%
620 to 659	1.7	0.92%	0.3	1.06%	—	NM	2.0	0.95%	1.4%
≥ 660	63.9	0.14%	9.2	0.21%	—	NM	73.1	0.15%	0.2%
Not available	—	NM	—	NM	—	NM	—	NM	4.0%
Total	65.8%	0.17%	9.5%	0.25%	—%	NM	75.3%	0.18%	0.3%

Legacy and relief refinance single-family loan portfolio:
< 620	1.3%	4.26%	0.3%	7.97%	0.2%	13.42%	1.8%	5.35%	24.0%
620 to 659	2.0	3.19%	0.5	6.18%	0.3	11.01%	2.8	4.04%	21.0%
≥ 660	16.1	1.11%	2.8	3.1%	1.1	5.52%	20.0	1.45%	8.0%
Not available	0.1	4.65%	—	NM	—	NM	0.1	5.21%	17.0%
Total	19.5%	1.59%	3.6%	4.07%	1.6%	7.39%	24.7%	2.07%	10.0%

(1)	NM - Not meaningful due to the percentage of the portfolio rounding to zero.

Freddie Mac Form 10-Q	31

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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
Participants in the mortgage market may characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $1.2 billion and $1.3 billion of security collateral underlying our other securitization products at June 30, 2017 and December 31, 2016, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, as part of our relief refinance initiative, or as part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to June 30, 2017, we have purchased approximately $35.0 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio, including $0.4 billion in 2Q 2017.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.

	June 30, 2017				December 31, 2016
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$29.5	69%	26.7%	4.89%	$32.6	72%	25.9%	5.21%
The UPB of Alt-A loans in our single-family credit guarantee portfolio declined during YTD 2017 primarily due to borrowers refinancing into other mortgage products, foreclosure transfers, and other liquidation events. Significant portions of the Alt-A loans in our portfolio are concentrated in Arizona, California, Florida, and Nevada.

Freddie Mac Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Loan Performance

Serious Delinquency Rates
Commentary

•
Serious delinquency rates generally continued to decline during the 2017 periods on our single-family credit guarantee portfolio due to home price appreciation and a low unemployment rate, combined with our continued loss mitigation efforts and sales of certain seriously delinquent loans.

•	Delinquency rates declined to 1.23% and 0.33% for loans one month and two months past due, respectively, as of June 30, 2017 compared to 1.28% and 0.37%, respectively, as of June 30, 2016.

Freddie Mac Form 10-Q	33

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Performance

The table below contains certain credit performance metrics of our single-family credit guarantee portfolio. On January 1, 2017, we elected a new accounting policy for loan reclassifications from held-for-investment to held-for-sale that increased the amount of charge-offs recognized during YTD 2017. Under the new policy, when we reclassify (transfer) a loan from held-for-investment to held-for-sale, we charge off the entire difference between the loan’s recorded investment and its fair value if the loan has a history of credit-related issues. Expenses related to property taxes and insurance are included as part of the charge-off. See Note 4 for further information about this change.

(Dollars in millions)	2Q 2017	2Q 2016	YTD 2017	YTD 2016
Charge-offs, gross(1)	$2,153	$486	$2,893	$1,055
Recoveries	(85)	(152)	(182)	(280)
Charge-offs, net	2,068	334	2,711	775
REO operations expense	37	29	93	113
Total credit losses	$2,105	$363	$2,804	$888

Total credit losses(1) (in bps)	46.7	8.4	31.2	10.3

(1)
2Q 2016 and YTD 2016 do not include lower-of-cost-or-fair-value adjustments and other expenses related to property taxes and insurance recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $776 million and $874 million, respectively. 2Q 2017 and YTD 2017 include charge-offs of $1.8 billion and $2.2 billion, respectively, related to the transfer of loans from held-for-investment to held-for-sale.

The table below summarizes the carrying value for individually impaired single-family loans on our condensed consolidated balance sheets for which we have recorded a specific reserve.

	June 30, 2017		June 30, 2016
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	485,709	$78,869	512,253	$85,960
New additions	20,641	2,851	22,839	3,132
Repayments and reclassifications to held-for-sale	(72,254)	(14,776)	(31,989)	(6,327)
Foreclosure transfers and foreclosure alternatives	(5,514)	(751)	(5,938)	(852)
TDRs, at June 30	428,582	66,193	497,165	81,913
Loans impaired upon purchase	6,615	443	8,661	614
Total impaired loans with specific reserve	435,197	66,636	505,826	82,527
Allowance for loan losses		(8,846)		(12,357)
Net investment, at June 30		$57,790		$70,170

Freddie Mac Form 10-Q	34

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

The table below presents information about the UPB of single-family TDRs and non-accrual loans on our condensed consolidated balance sheets.

(In millions)	June 30, 2017	December 31, 2016
TDRs on accrual status	$64,351	$77,122
Non-accrual loans	13,913	16,164
Total TDRs and non-accrual loans	$78,264	$93,286

Loan loss reserves associated with:
TDRs on accrual status	$7,322	$10,295
Non-accrual loans	2,044	2,290
Total	$9,366	$12,585

(In millions)	YTD 2017	YTD 2016
Foregone interest income on TDRs and non-accrual loans(1)	$988	$1,249

(1)	Represents the amount of interest income that we would have recognized for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.
Commentary

•	As of June 30, 2017, 57% of the loan loss reserves for single-family mortgage loans related to interest rate concessions provided to borrowers as part of loan modifications.

•	Most of our modified single-family loans, including TDRs, were current and performing at June 30, 2017.

•
We expect our loan loss reserves associated with existing single-family TDRs to continue to decline over time as borrowers continue to make monthly payments under the modified terms and interest-rate concessions are amortized into earnings.

•	See Note 4 for information on our single-family loan loss reserves.

•
Charge-offs, net were higher in the 2017 periods compared to the 2016 periods primarily due to the policy change for loan reclassifications from held-for-investment to held-for-sale. See Note 4 for further information about this change.

Freddie Mac Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Loss Mitigation Activities

Loan Workout Activity
(UPB in billions, number of loan workouts in thousands)
Commentary

•
Our loan workout activity declined during the 2017 periods compared to the 2016 periods consistent with the decline in the number of delinquent loans in the single-family credit guarantee portfolio as the economy continued to improve.

•	We continue our loss mitigation efforts through our relief refinance, modification, and other initiatives.

Freddie Mac Form 10-Q	36

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

REO Activity

The table below presents a summary of our single-family REO activity.

	2Q 2017		2Q 2016		YTD 2017		YTD 2016
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	10,938	$1,162	15,409	$1,611	11,418	$1,215	17,004	$1,774
Additions	3,299	321	4,153	392	6,844	667	8,784	832
Dispositions	(4,322)	(437)	(6,278)	(609)	(8,347)	(836)	(12,504)	(1,212)
Ending balance — REO	9,915	1,046	13,284	1,394	9,915	1,046	13,284	1,394
Beginning balance, valuation allowance		(19)		(44)		(17)		(52)
Change in valuation allowance		9		27		7		35
Ending balance, valuation allowance		(10)		(17)		(10)		(17)
Ending balance — REO, net		$1,036		$1,377		$1,036		$1,377
Commentary

•
Our REO ending inventory declined in the 2017 periods compared to the 2016 periods primarily due to a decrease in REO acquisitions driven by fewer loans in foreclosure and a large proportion of property sales to third parties at foreclosure.

Freddie Mac Form 10-Q	37

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

FINANCIAL RESULTS

The table below presents the components of Segment Earnings and comprehensive income for our Single-family Guarantee segment.

	2Q 2017	2Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Guarantee fee income	$1,506	$1,501	$5	—%	$2,924	$2,786	$138	5%
Benefit (provision) for credit losses	12	121	(109)	(90)%	51	410	(359)	(88)%
Other non-interest income (loss)	359	(99)	458	463%	678	125	553	442%
Administrative expense	(332)	(314)	(18)	(6)%	(665)	(609)	(56)	(9)%
REO operations expense	(41)	(31)	(10)	(32)%	(100)	(118)	18	15%
Other non-interest expense	(335)	(268)	(67)	(25)%	(653)	(520)	(133)	(26)%
Segment Earnings before income tax expense	1,169	910	259	28%	2,235	2,074	161	8%
Income tax expense	(391)	(326)	(65)	(20)%	(747)	(680)	(67)	(10)%
Segment Earnings, net of taxes	778	584	194	33%	1,488	1,394	94	7%
Total other comprehensive income (loss), net of tax	—	(1)	1	100%	(2)	—	(2)	N/A
Total comprehensive income	$778	$583	$195	33%	$1,486	$1,394	$92	7%
Key Drivers:

•	2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - Total comprehensive income increased primarily driven by:

◦
Gains recognized from price improvements on reperforming loans reclassified from held-for-investment to held-for-sale during the 2017 periods, compared to losses primarily on seriously delinquent loans during the 2016 periods.

This increase was partially offset by:

◦
Decreases in benefit for credit losses during the 2017 periods due to smaller improvements in probability of default and estimated loss severity, compared to larger improvements in probability of default and estimated loss severity during the 2016 periods.

Freddie Mac Form 10-Q	38

Management's Discussion and Analysis	Our Business Segments | Multifamily

MULTIFAMILY
MARKET CONDITIONS

The graphs and related discussion below present certain multifamily market indicators that can significantly affect the business and financial results of our Multifamily segment.
Change in Effective Rents
Source: REIS, Inc.

Apartment Vacancy Rates
Source: REIS, Inc.
Commentary

•
While vacancy rates rose slightly during 2Q 2017 compared to 1Q 2017, effective rents increased primarily due to a decline in rent concessions offered by landlords. The decline in rent concessions was primarily attributable to lower than expected new apartment completions, coupled with an increase in potential renters, as single-family home prices continued to rise.

•
We expect vacancy rates to continue to increase slowly in the upcoming quarters. While increasing vacancy rates will moderate effective rent growth, we expect effective rents for the remainder of the year to be in line with the 2016 rates and the long-term average. Furthermore, we do not expect our financial results for the remainder of the year to be significantly affected by either of these market conditions.

Freddie Mac Form 10-Q	39

Management's Discussion and Analysis	Our Business Segments | Multifamily

K Certificate Benchmark Spreads

Source: Independent dealers

Commentary

•
The profitability of our K Certificate transactions (as measured by gains and losses on sales of mortgage loans) and the valuation of our securitization pipeline of held-for-sale loans are affected by the overall market spread movements (generally reflected in K Certificate benchmark spreads) as well as deal specific attributes, such as structure and credit. These market spread movements and deal specific attributes contribute to our earnings volatility, which we manage by controlling the size of our securitization pipeline of held-for-sale mortgage loans and by entering into certain spread-related derivatives.

•
K Certificate benchmark spreads remained stable during 2Q 2017, ending relatively flat at 63 basis points compared to 62 basis points at the end of 1Q 2017. By comparison, our K Certificate benchmark spreads were more volatile during 1Q 2016 and 2Q 2016.

Freddie Mac Form 10-Q	40

Management's Discussion and Analysis	Our Business Segments | Multifamily

BUSINESS RESULTS

The graphs, tables and related discussion below present the business results of our Multifamily segment.
New Business Activity

Multifamily New Business Activity

(UPB in billions)

Commentary

•
The 2017 FHFA Scorecard production cap remains at $36.5 billion. Business activity associated with loans for targeted properties or properties with certain attributes are considered uncapped for purposes of determining the dollar volume of multifamily new business. Reclassifications between new business activity subject to the production cap and new business activity not subject to the production cap may occur during 2017.

•
Outstanding loan purchase commitments were $19.0 billion and $12.6 billion as of June 30, 2017 and June 30, 2016, respectively. Both periods include loan purchase commitments for which we have elected the fair value option.

•
While our multifamily new business activity on a year-to-date basis was relatively flat, this activity was higher during 2Q 2017 compared to 2Q 2016. We expect our full year new business volumes for 2017

Freddie Mac Form 10-Q	41

Management's Discussion and Analysis	Our Business Segments | Multifamily

to be higher than the 2016 volumes because of continued strong demand for multifamily loan products during 2017 due to an elevated number of new apartment completions, strong multifamily fundamentals and low interest rates. Multifamily market fundamentals are driven primarily by a healthy job market, continued growth in households, high propensity to rent among young adults, and rising single-family home prices.

•
While certain of our new business activity is subject to the 2017 FHFA Scorecard production cap, we have increased our uncapped new business volume as part of our effort to support borrowers in certain property types and communities that meet the criteria for affordability and to support the overall growth of the multifamily mortgage market.

•
Approximately 48% and 49% of our multifamily new business activity during 2Q 2017 and YTD 2017, respectively, counted towards the 2017 FHFA Scorecard production cap, while the remaining 52% and 51% for the same periods was not subject to the production cap.

Freddie Mac Form 10-Q	42

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio and Mortgage Market Support

Total Multifamily Portfolio

Multifamily Mortgage Investments Portfolio
Multifamily Mortgage Market Support

The following table summarizes our support of the multifamily mortgage market.

(UPB in millions)	June 30, 2017	December 31, 2016
Unsecuritized mortgage loans held-for-sale	$18,423	$16,544
Unsecuritized mortgage loans held-for-investment	21,433	25,874
Mortgage-related securities	9,533	12,517
Guarantee portfolio	173,600	157,992
Total multifamily portfolio	222,989	212,927
Add: Unguaranteed securities(1)	26,959	24,573
Less: Acquired mortgage-related securities(2)	(5,471)	(5,793)
Total multifamily market support	$244,477	$231,707

(1)	Reflects the UPB of unguaranteed securities issued as part of our securitization products.

(2)
Reflects the UPB of mortgage-related securities acquired from our securitization products. This UPB must be removed to avoid a double-count, as it is already reflected within the guarantee portfolio and/or unguaranteed securities.

Freddie Mac Form 10-Q	43

Management's Discussion and Analysis	Our Business Segments | Multifamily

Commentary

•
Our Multifamily segment provides liquidity and support to the multifamily mortgage market through a combination of activities that include the purchase, guarantee and/or securitization of multifamily mortgage loans and mortgage-related securities. At times, we invest in certain guaranteed senior securities and unguaranteed subordinated securities related to our K Certificate and SB Certificate issuances. However, we have not invested in unguaranteed securities that are in a first loss position.

•	Our total multifamily portfolio grew during YTD 2017 due to our new business volume, which increased because of strong demand for multifamily loan products, outpacing maturities within the portfolio.

•
At June 30, 2017, the UPB of our held-for-sale loans and mortgage-related securities, which are measured at fair value or lower-of-cost-or-fair-value, was relatively unchanged from December 31, 2016. The decline attributable to the runoff of our CMBS portfolio was largely offset by an increase in the balance of our securitization pipeline of held-for-sale loans due to the growth of our new business activity during 2Q 2017 and the reclassification of certain loans from held-for-investment to held-for-sale during 2Q 2017.

•	Our multifamily delinquency rate at June 30, 2017 was 0.01%.

Freddie Mac Form 10-Q	44

Management's Discussion and Analysis	Our Business Segments | Multifamily

Credit Risk Transfer Activity

New K Certificate and SB Certificate Issuances
(UPB in billions)

Commentary

•
The volume of our K Certificate and SB Certificate issuances is generally influenced by market demand for multifamily securities, along with the inventory of loans that we have available for securitization. The typical holding period for held-for-sale loans in our securitization pipeline generally ranges between three and six months.

•
Although demand for multifamily securities was strong during both the 2017 periods and the 2016 periods, the volume of our K Certificate and SB Certificate issuances was lower primarily due to a larger inventory of loans being available for securitization during the 2016 periods compared to the 2017 periods. Based on our 2Q 2017 new business volume, we expect our K Certificate and SB Certificate issuances for the remainder of 2017 to exceed the issuances for the same period during 2016.

Freddie Mac Form 10-Q	45

Management's Discussion and Analysis	Our Business Segments | Multifamily

Average Guarantee Fee Rate on New K Certificates and SB Certificates

Commentary

•
K Certificate and SB Certificate structures vary by deal. Structural deal features such as term, type of underlying loan product, and subordination levels generally influence the deal's size (UPB) and its risk profile, which ultimately affects the guarantee fee rate set by Freddie Mac, as Guarantor, at the time of securitization.

•
While the average guarantee fee rate on newly issued K Certificate and SB Certificate issuances increased slightly during 2Q 2017 compared to 2Q 2016, the rate was lower during YTD 2017 compared to YTD 2016, primarily due to greater securitization of underlying loan products that by their nature and design have less risk and for which we therefore set a lower guarantee fee rate.

•
During both 2Q 2017 and 2Q 2016, we recorded $0.2 billion in guarantee assets on our condensed consolidated balance sheets, representing the present value of fees we expect to receive in the future from K Certificate and SB Certificate guarantee transactions we executed within these quarters. These fees will be recognized into segment earnings over the expected remaining term of the guarantee contract. As of June 30, 2017, the cumulative balance of unearned guarantee fees on our condensed consolidated balance sheets was $1.5 billion, which will be recognized into earnings over the expected remaining guarantee term of six years. Based on our historical experience, we expect to collect these future fees. However, the actual amount collected will depend on the performance of the underlying collateral subject to our financial guarantee.

Freddie Mac Form 10-Q	46

Management's Discussion and Analysis	Our Business Segments | Multifamily

FINANCIAL RESULTS

The table below presents the components of Segment Earnings and comprehensive income for our Multifamily segment. As we use derivatives to economically hedge interest rate-related fair value changes of most of our assets measured at fair value, interest rates have a minimal net impact on our total comprehensive income.

	2Q 2017	2Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Net interest income	$292	$283	$9	3%	$563	$535	$28	5%
Guarantee fee income	162	124	38	31%	313	232	81	35%
Benefit (provision) for credit losses	6	6	—	—%	12	11	1	9%
Gains (losses) on loans and other non-interest income	412	378	34	9%	648	1,115	(467)	(42)%
Derivative gains (losses)	(180)	(296)	116	39%	(53)	(1,083)	1,030	95%
Administrative expense	(95)	(86)	(9)	(10)%	(190)	(166)	(24)	(14)%
Other non-interest expense	(12)	(9)	(3)	(33)%	(33)	(33)	—	—%
Segment Earnings before income tax (expense) benefit	585	400	185	46%	1,260	611	649	106%
Income tax (expense) benefit	(196)	(136)	(60)	(44)%	(422)	(200)	(222)	(111)%
Segment Earnings, net of taxes	389	264	125	47%	838	411	427	104%
Total other comprehensive income (loss), net of tax	73	7	66	943%	69	10	59	590%
Total comprehensive income (loss)	$462	$271	$191	70%	$907	$421	$486	115%

Key Drivers:

•	2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - Total comprehensive income increased primarily driven by:

◦
Improved K Certificate and SB Certificate executions, resulting in greater gains on our mortgage loans. The improved executions primarily resulted from an expanded investor base, structural enhancements made to our K Certificate transactions during the second half of 2016, and less market volatility during the 2017 periods compared to the 2016 periods.

◦	CMBS spreads tightening during the 2017 periods, resulting in fair value gains, compared to CMBS spreads widening during the 2016 periods, resulting in fair value losses.

◦	Higher average multifamily guarantee portfolio balances as a result of ongoing issuances of K Certificates and SB Certificates, resulting in greater guarantee fee income.

Freddie Mac Form 10-Q	47

Management's Discussion and Analysis	Our Business Segments | Capital Markets

CAPITAL MARKETS
MARKET CONDITIONS

The following graphs and related discussion present the par swap rate curves as of the end of each comparative period. Changes in par swap rates can significantly affect the fair value of our debt, derivatives, and mortgage and non-mortgage-related securities. As a result, changes in par swap rates will affect the business and financial results of our Capital Markets segment.
Par Swap Rate Curves
Rate (%)
Sources: BlackRock
Commentary

•
Long-term interest rates decreased during 2Q 2017 and YTD 2017, resulting in lower fair values for our pay-fixed interest rate swaps and higher fair values for our receive-fixed interest rate swaps, certain of our option contracts, and the vast majority of our investments in securities. Long-term interest rates decreased more during 2Q 2016 and YTD 2016, compared to the 2017 periods.

Freddie Mac Form 10-Q	48

Management's Discussion and Analysis	Our Business Segments | Capital Markets

BUSINESS RESULTS

The graphs and related discussion below present the business results of our Capital Markets segment.
Investing Activity

The following graphs present the Capital Markets segment's total investments portfolio and the composition of its mortgage investments portfolio by liquidity category.

Investments Portfolio

Mortgage Investments Portfolio
Commentary

•
We continue to reduce the size of our mortgage investments portfolio in order to comply with the mortgage-related investments portfolio year-end limits. The balance of our mortgage investments portfolio declined 3.2% from December 31, 2016 to June 30, 2017.

•
The balance of our other investments and cash portfolio declined by 14.8% primarily due to lower near term cash needs for lower upcoming maturities and anticipated calls of other debt as of June 30, 2017 compared to December 31, 2016.

•
The overall liquidity of our mortgage investments portfolio continued to improve as our less liquid assets decreased at a faster pace than the overall decline of our mortgage investments portfolio. The percentage of less liquid assets relative to our total mortgage investments portfolio declined from 34.4% at December 31, 2016 to 33.0% at June 30, 2017, primarily due to repayments and sales of our less liquid assets. We continued to actively reduce the size of our less liquid assets during YTD 2017 by selling $2.8 billion of non-agency mortgage-related securities and $1.1 billion of reperforming loans. Our sales of reperforming loans involved securitization of the loans using a senior subordinate structure.

Freddie Mac Form 10-Q	49

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balances
(UPB in billions)

Commentary

•	Net Interest Yield

◦	2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - remained relatively flat.

•	Average Investments Portfolio Balance

◦
2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - declined for the 2017 periods compared to the 2016 periods primarily due to repayments of mortgage-related securities, sales of non-agency mortgage-related securities, and sales and repayments of certain reperforming loans. The overall decline in our average investments portfolio balance is consistent with our efforts to comply with the mortgage-related investments portfolio year-end limits.

Freddie Mac Form 10-Q	50

Management's Discussion and Analysis	Our Business Segments | Capital Markets

FINANCIAL RESULTS

The table below presents the components of Segment Earnings and comprehensive income for our Capital Markets segment.

	2Q 2017	2Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Net interest income	$875	$925	($50)	(5)%	$1,804	$1,954	($150)	(8)%
Net impairment of available-for-sale securities recognized in earnings	71	49	22	45%	144	130	14	11%
Derivative gains (losses)	(485)	(1,322)	837	63%	(433)	(4,598)	4,165	91%
Gains (losses) on trading securities	(46)	22	(68)	(309)%	(181)	191	(372)	(195)%
Other non-interest income	418	550	(132)	(24)%	1,162	737	425	58%
Administrative expense	(86)	(75)	(11)	(15)%	(169)	(148)	(21)	(14)%
Segment Earnings before income tax (expense) benefit	747	149	598	401%	2,327	(1,734)	4,061	234%
Income tax (expense) benefit	(250)	(4)	(246)	(6,150)%	(778)	568	(1,346)	(237)%
Segment Earnings, net of taxes	497	145	352	243%	1,549	(1,166)	2,715	233%
Total other comprehensive income (loss), net of tax	249	134	115	86%	278	284	(6)	(2)%
Total comprehensive income (loss)	$746	$279	$467	167%	$1,827	($882)	$2,709	307%
The portion of Total comprehensive income (loss) driven by interest rate-related and market spread-related fair value changes, after-tax, is presented in the table below. These amounts affect various line items in the table above, including Derivative gains (losses), Gains (losses) on trading securities, Other non-interest income, Income tax (expense) benefit, and Total other comprehensive income (loss), net of tax.

	2Q 2017	2Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in billions)			$	%			$	%
Interest rate-related	($0.1)	($0.5)	$0.4	80%	($0.1)	($1.9)	$1.8	95%
Market spread-related	0.2	0.1	0.1	100%	0.3	(0.3)	0.6	200%
Key Drivers:

•	2Q 2017 vs. 2Q 2016 and YTD 2017 vs. YTD 2016 - Total comprehensive income increased primarily driven by:

◦
Interest rate-related fair value changes during the 2017 periods. Our use of hedge accounting permitted us to offset the fair value losses on certain of our pay-fixed swaps against the fair value gains on certain of our single-family mortgage loans. In addition, smaller declines in long-term interest rates during the 2017 periods compared to the 2016 periods resulted in smaller fair value losses on our pay-fixed interest rate swaps and forward commitments to issue PCs, partially offset by smaller fair value gains on our receive-fixed swaps, certain options based derivatives, and trading and available-for-sale securities.

◦	Overall, greater market spread tightening during the 2017 periods compared to the 2016 periods on our agency and non-agency mortgage-related securities, resulting in larger fair value gains.

Freddie Mac Form 10-Q	51

Management's Discussion and Analysis	Our Business Segments | Capital Markets

◦
Gains recognized from the extinguishment of certain fixed-rate debt securities of consolidated trusts during the 2017 periods, as market interest rates increased between the time of issuance and repurchase, compared to losses during the 2016 periods when market interest rates decreased between the time of issuance and repurchase.

Freddie Mac Form 10-Q	52

Management's Discussion and Analysis	Risk Management

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

CONSERVATORSHIP CAPITAL FRAMEWORK (CCF)
We and Fannie Mae have worked with FHFA to develop an overall risk measurement framework for evaluating Freddie Mac’s and Fannie Mae’s risk management and business decisions during conservatorship, known as the Conservatorship Capital Framework ("CCF"). We are now working with FHFA on the implementation of the CCF. We continue to expect this will result in limited change to our decision making.

Freddie Mac Form 10-Q	53

Management's Discussion and Analysis	Risk Management | Market Risk

MARKET RISK
Our business segments have inherent exposure to market risk, including interest-rate and spread risks. Interest-rate risk is consolidated and primarily managed by the Capital Markets segment, while spread risk is owned and managed by each individual business segment. Market risk can adversely affect future cash flows, or economic value, as well as earnings and net worth. We manage our exposure to market risk on both an economic and GAAP earnings basis.
ECONOMIC MARKET RISK

The majority of our economic interest-rate risk comes from our investments in mortgage-related assets (securities and loans) and the debt we issue to fund them. Our primary goal in managing interest-rate risk is to reduce the amount of change in the value of our future cash flows due to future changes in interest rates. We use models to analyze possible future interest-rate scenarios, along with the cash flows of our assets and liabilities over those scenarios.
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
The following tables provide duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation. The table below also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. The interest-rate sensitivity of a mortgage portfolio varies across a wide range of interest rates.

	PMVS-YC	PMVS-L
(In millions)	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve:
June 30, 2017	$9	$39	$145
December 31, 2016	$7	$—	$—

Freddie Mac Form 10-Q	54

Management's Discussion and Analysis	Risk Management | Market Risk

	2Q 2017			2Q 2016
(Duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	0.1	$5	$9	0.1	$4	$21
Minimum	(0.2)	$—	$—	(0.1)	$—	$—
Maximum	0.3	$19	$59	0.5	$14	$84
Standard deviation	0.1	$4	$13	0.1	$3	$20

	YTD 2017			YTD 2016
(Duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	0.1	$6	$7	0.1	$6	$25
Minimum	(0.2)	$—	$—	(0.2)	$—	$—
Maximum	0.8	$22	$63	0.7	$31	$92
Standard deviation	0.2	$5	$14	0.2	$5	$23
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PMVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.

	PMVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
June 30, 2017	$3,531	$39	($3,492)
December 31, 2016	$3,651	$—	($3,651)
GAAP EARNINGS VARIABILITY

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, our GAAP financial results are still subject to significant earnings variability from period to period. This variability of GAAP earnings and the declining capital reserve required under the terms of the Purchase Agreement (ultimately reaching zero in 2018) increase the risk of our having a negative net worth and thus being required to draw from Treasury. We could face a risk of a draw for a variety of reasons, including interest-rate volatility and spread volatility.
Interest-rate Volatility

We hold assets and liabilities that expose us to interest-rate risk. The way we account for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value), including derivatives, creates volatility in our GAAP earnings when interest rates fluctuate. Based upon the composition of our financial assets and liabilities, including derivatives, at June 30, 2017, we generally recognize fair value losses in earnings when long-term interest rates decline.
In an effort to reduce our GAAP earnings variability, and better align our GAAP results with the economics of our business, we began using fair value hedge accounting for certain single-family mortgage loans during 1Q 2017.

Freddie Mac Form 10-Q	55

Management's Discussion and Analysis	Risk Management | Market Risk

The table below presents the effect of derivatives used in our interest-rate risk management activities on our comprehensive income, after considering any offsetting interest rate effects related to financial instruments measured at fair value and the effects of fair value hedge accounting.

(In billions)	2Q 2017	2Q 2016	YTD 2017	YTD 2016
Interest rate effect on derivative fair values	($1.1)	($1.7)	($0.6)	($5.7)
Estimate of offsetting interest rate effect related to financial instruments measured at fair value(1)	0.5	1.0	—	2.9
Gains (losses) on mortgage loans in fair value hedge relationships	0.4	—	0.4	—
Income tax (expense) benefit	0.1	0.3	0.1	1.0
Estimated net interest rate effect on comprehensive income (loss)	($0.1)	($0.4)	($0.1)	($1.8)

(1)
Includes the interest-rate effect on our trading securities, available-for-sale securities, mortgage loans held-for-sale, and other assets and debt for which we elected the fair value option, which is reflected in other non-interest income (loss) and total other comprehensive income (loss) on our condensed consolidated statements of comprehensive income.

Our fair value hedges are designed to reduce GAAP earnings variability primarily due to large interest rate movements. During 2Q 2017, fair value hedge accounting reduced our GAAP earnings variability due to interest-rate changes by $392 million on a pre-tax basis. See Note 7 for additional information on hedge accounting, including further details on the actual results of fair value hedge accounting on our condensed consolidated statements of comprehensive income.
We evaluate the potential benefits of fair value hedge accounting by evaluating a range of interest rate scenarios and identifying which of those scenarios produces the most adverse GAAP earnings outcome. The interest rate scenarios evaluated include parallel shifts in the yield curve of plus and minus 100 basis points, non-parallel yield curve shifts in which long-term interest rates increase or decrease by 100 basis points, and non-parallel yield curve shifts in which short-term and medium-term interest rates increase or decrease by 100 basis points.
At June 30, 2017, the GAAP adverse scenario both before and after fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points. The results of this evaluation are shown in the table below.

	GAAP Adverse Scenario (Before-Tax)
(Dollars in billions)	Before Hedge Accounting	After Hedge Accounting	% Change
June 30, 2017	($3.3)	($1.5)	55%
Spread Volatility

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

Freddie Mac Form 10-Q	56

Management's Discussion and Analysis	Risk Management | Market Risk

Comprehensive income (loss) was affected by changes in market spreads in amounts estimated to be $0.1 billion and ($0.1) billion (after-tax) during 2Q 2017 and 2Q 2016, respectively, and $0.2 billion and ($0.7) billion (after-tax) during YTD 2017 and YTD 2016, respectively.
During 2Q 2017 and YTD 2017, tightening of market spreads on both our agency and non-agency mortgage-related securities, partially offset by widening of market spreads on certain multifamily mortgage loans and commitments measured at fair value, resulted in increases in comprehensive income.
During 2Q 2016, fair value losses due to STACR debt notes spread tightening were partially offset by fair value gains from market spreads tightening on our agency and non-agency mortgage-related securities. During YTD 2016, widening of market spreads on our non-agency mortgage-related securities as well as on certain multifamily mortgage loans and commitments measured at fair value resulted in a decrease in comprehensive income.

Freddie Mac Form 10-Q	57

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY PROFILE
OTHER DEBT ACTIVITIES

Debt securities that we issue are classified either as debt securities of consolidated trusts held by third parties or other debt. We issue other debt to fund our operations. Competition for funding can vary with economic, financial market, and regulatory environments. We issue other debt based on a variety of factors including market conditions and our liquidity requirements. We currently favor a mix of derivatives and shorter- and medium-term debt to fund our business and manage interest-rate risk. This funding mix is a less expensive method than relying more extensively on long-term debt.
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

	2Q 2017
(Dollars in millions)	Short-term	Average Rate	Long-term	Average Rate
Discount notes and Reference Bills:
Beginning balance	$61,073	0.66%	$—	—%
Issuances	98,807	0.82%	—	—%
Repurchases	—	—%	—	—%
Maturities	(107,526)	0.69%	—	—%
Ending Balance	52,354	0.91%	—	—%
Securities sold under agreements to repurchase:
Beginning balance	6,547	0.41%	—	—%
Additions	26,169	0.74%	—	—%
Repayments	(27,944)	0.62%	—	—%
Ending Balance	4,772	1.01%	—	—%
Callable debt:
Beginning balance	—	—%	112,790	1.52%
Issuances	—	—%	19,121	1.94%
Calls	—	—%	(9,756)	1.65%
Maturities	—	—%	(1,705)	0.81%
Ending Balance	—	—%	120,450	1.53%
Non-callable debt:(1)
Beginning balance	12,007	0.51%	165,594	2.25%
Issuances	5,994	0.94%	5,984	2.37%
Repurchases	(500)	0.82%	(1,044)	1.22%
Maturities	(6,885)	0.40%	(19,255)	1.54%
Ending Balance	10,616	0.82%	151,279	2.38%
Total other debt	$67,742	0.89%	$271,729	2.00%

Freddie Mac Form 10-Q	58

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

	YTD 2017
(Dollars in millions)	Short-term	Average Rate	Long-term	Average Rate
Discount notes and Reference Bills:
Beginning balance	$61,042	0.47%	$—	—%
Issuances	199,311	0.70%	—	—%
Repurchases	(57)	0.91%	—	—%
Maturities	(207,942)	0.58%	—	—%
Ending Balance	52,354	0.91%	—	—%
Securities sold under agreements to repurchase:
Beginning balance	3,040	0.42%	—	—%
Additions	63,145	0.45%	—	—%
Repayments	(61,413)	0.41%	—	—%
Ending Balance	4,772	1.01%	—	—%
Callable debt:
Beginning balance	—	—%	98,420	1.44%
Issuances	—	—%	37,129	1.90%
Calls	—	—%	(11,216)	1.71%
Maturities	—	—%	(3,883)	0.78%
Ending Balance	—	—%	120,450	1.53%
Non-callable debt:(1)
Beginning balance	7,435	0.41%	186,806	2.10%
Issuances	10,566	0.83%	11,118	2.31%
Repurchases	(500)	0.82%	(1,044)	1.22%
Maturities	(6,885)	0.40%	(45,601)	1.38%
Ending Balance	10,616	0.82%	151,279	2.38%
Total other debt	$67,742	0.89%	$271,729	2.00%
(1) Includes STACR debt notes and certain multifamily other debt.
During YTD 2017, we increased our volume of securities sold under agreements to repurchase as these borrowing transactions reduced the cost of our funding. To replace the medium-term (classified as long-term debt in the table above) and long-term debt that was called or matured during the 2017 periods, we primarily issued callable debt. Overall, our outstanding other debt balance continues to decline as we reduce our indebtedness along with the decline in our mortgage-related investments portfolio.

Freddie Mac Form 10-Q	59

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.
Contractual Maturity Date as of June 30, 2017

Earliest Redemption Date as of June 30, 2017

DEBT SECURITIES OF CONSOLIDATED TRUSTS

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.

(In millions)	2Q 2017	YTD 2017
Beginning balance	$1,618,161	$1,602,162
Issuances:
New issuances to third parties	52,719	123,721
Additional issuances of securities	30,278	61,082
Total issuances	82,997	184,803
Extinguishments:
Purchases of debt securities from third parties	(7,756)	(20,271)
Debt securities received in settlement of advances to lenders	(7,480)	(15,711)
Repayments of debt securities	(60,303)	(125,364)
Total extinguishments	(75,539)	(161,346)
Ending balance	$1,625,619	$1,625,619
Unamortized premiums and discounts	46,636	46,636
Debt securities of consolidated trusts held by third parties	$1,672,255	$1,672,255

Freddie Mac Form 10-Q	60

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

Debt securities of our consolidated trusts represent our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Our exposure on debt securities of consolidated trusts is limited to the guarantee we provide on the payment of principal and interest on these securities, as the primary source of repayment of these debt securities comes from the cash flows of the mortgage loans held by the trusts which back the securities. At June 30, 2017, our estimated exposure (including the amounts that are due to Freddie Mac for debt securities of consolidated trusts that we purchased) to these debt securities is recognized as the allowance for credit losses on mortgage loans held by consolidated trusts. See Note 4 for details on our allowance for loan losses.
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

	June 30, 2017				December 31, 2016
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other(1)	Total Other Investments and Cash Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other(1)	Total Other Investments and Cash Portfolio
Cash and cash equivalents	$6.7	$—	$—	$6.7	$12.4	$—	$—	$12.4
Restricted cash and cash equivalents	—	3.4	1.1	4.5	—	9.5	0.4	9.9
Securities purchased under agreements to resell	29.9	16.4	1.5	47.8	37.5	13.6	0.4	51.5
Non-mortgage related securities	21.0	—	1.0	22.0	19.6	—	1.5	21.1
Advances to lenders	—	—	1.2	1.2	—	—	1.3	1.3
Total	$57.6	$19.8	$4.8	$82.2	$69.5	$23.1	$3.6	$96.2

(1)
Consists of amounts related to collateral held by us from derivative and other counterparties, investments in unsecured agency debt that we may not otherwise invest in, other than to pledge as collateral to our counterparties when our derivatives are in a liability position, advances to lenders, and other secured lending transactions.

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

CASH FLOWS
We evaluate our cash flow performance by comparing the net cash flows from operating and investing activities to the net cash flows required to finance those activities. The following graphs present the results of these activities for YTD 2016 and YTD 2017.

Commentary

Cash provided by operating activities decreased $2.8 billion primarily due to the following:

•	Decrease in net sales of mortgage loans acquired as held-for-sale, primarily due to a decrease in the volume of our multifamily securitizations.
Cash provided by investing activities decreased $1.4 billion primarily due to the following:

•	A smaller decline in the balance of securities purchased under agreements to resell during YTD 2017 compared to a larger decline in the balance due to lower near-term cash needs during YTD 2016; and

•	Increase in advances to lenders; partially offset by

•
Increase in net proceeds received from sales and repayments of investment securities, driven primarily by the continued reduction in the balance of our mortgage investment portfolio as required by the Purchase Agreement and FHFA; and

•	Decrease in restricted cash due to a decrease in prepayment proceeds received by the custodial account.
Cash used in financing activities increased $4.0 billion primarily due to the following:

•	Decrease in the proceeds from issuances of debt securities of consolidated trusts driven by a decline in the volume of single-family PC issuances for cash; and

•	Increase in the payment of cash dividends on our senior preferred stock; partially offset by

•	Decrease in net repayments of other debt as the volume of call redemptions was lower in YTD 2017 compared to YTD 2016 given the higher interest rates in 2017.

Freddie Mac Form 10-Q	62

Management's Discussion and Analysis	Liquidity and Capital Resources | Capital Resources

CAPITAL RESOURCES
Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. Under the Purchase Agreement, Treasury made a commitment to provide us with equity funding, under certain conditions, to eliminate deficits in our net worth. Obtaining equity funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA and maintain the confidence of the debt markets as a very high-quality credit, upon which our business model is dependent. The amount of available equity funding remaining under the Purchase Agreement is $140.5 billion. This amount will be reduced by any future draws.
At June 30, 2017, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $2.6 billion as of June 30, 2017 and the Capital Reserve Amount of $600 million in 2017, our dividend requirement to Treasury in September 2017 will be $2.0 billion. If the Conservator, acting as successor to the rights, titles, powers and privileges of the Board of Directors, declares a senior preferred stock dividend equal to our dividend requirement and directs us to pay it before September 30, 2017, we would expect to pay a dividend of $2.0 billion by September 30, 2017. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock, although we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of accrued and unpaid dividends previously added to the liquidation preference and not previously paid down.
In June 2016, FASB issued guidance related to the measurement of credit losses on financial instruments that will be effective as of January 1, 2020, with early adoption permitted as of January 1, 2019. This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses. While we are still evaluating the effect that the adoption of this guidance will have on our financial results, it will increase (perhaps substantially) our provision for credit losses in the period of adoption. As our capital reserve will decline to zero in 2018, this guidance increases the risk that we will need to request a draw from Treasury for the period of adoption.
The table below presents activity related to our net worth during 2Q 2017 and YTD 2017.

(In millions)	2Q 2017	YTD 2017
Beginning balance	$2,834	$5,075
Comprehensive (loss) income	1,986	4,220
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	(2,234)	(6,709)
Total equity / net worth	$2,586	$2,586
Aggregate draws under Purchase Agreement	$71,336	$71,336
Aggregate cash dividends paid to Treasury	$108,157	$108,157

Freddie Mac Form 10-Q	63

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
REDUCING OUR MORTGAGE-RELATED INVESTMENTS PORTFOLIO OVER TIME
The table below presents the UPB of our mortgage-related investments portfolio for purposes of the limit imposed by the Purchase Agreement and FHFA regulation. The cap for this portfolio will decrease to approximately $288 billion at December 31, 2017.

	June 30, 2017				December 31, 2016
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Capital Markets segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$12,078	$—	$12,078	$—	$13,113	$—	$13,113
Reperforming loans	—	—	56,936	56,936	—	—	58,326	58,326
Total single-family unsecuritized loans	—	12,078	56,936	69,014	—	13,113	58,326	71,439
Freddie Mac mortgage-related securities	127,008	—	4,250	131,258	125,652	—	4,776	130,428
Non-agency mortgage-related securities	105	—	12,140	12,245	113	—	16,059	16,172
Non-Freddie Mac agency mortgage-related securities	9,842	—	—	9,842	11,759	—	—	11,759
Total Capital Markets segment - Mortgage investments portfolio	136,955	12,078	73,326	222,359	137,524	13,113	79,161	229,798
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	11,939	11,939	—	—	13,692	13,692
Multifamily segment - unsecuritized loans and mortgage-related securities	7,219	18,200	23,970	49,389	7,447	16,372	31,117	54,936
Total mortgage-related investments portfolio	$144,174	$30,278	$109,235	$283,687	$144,971	$29,485	$123,970	$298,426
Percentage of total mortgage-related investments portfolio	51%	11%	38%	100%	49%	10%	41%	100%
Mortgage-related investments portfolio cap at December 31, 2017 and December 31, 2016				$288,408				$339,304
90% of mortgage-related investments portfolio cap at December 31, 2017 and December 31, 2016(1)				$259,567				$305,374

(1)	Represents the amount that we manage to under our Retained Portfolio Plan, subject to certain exceptions.
The decline in our mortgage-related investments portfolio during YTD 2017 was primarily due to repayments.
While we continued to purchase new single-family seriously delinquent loans, our active disposition of less liquid assets included the following:

•
Sales of $4.4 billion of less liquid assets, including $2.8 billion in UPB of non-agency mortgage-related securities, $0.5 billion in UPB of seriously delinquent unsecuritized single-family loans, and $1.1 billion in UPB of single-family reperforming loans;

•	Securitizations of $0.6 billion in UPB of less liquid multifamily loans; and

Freddie Mac Form 10-Q	64

Management's Discussion and Analysis	Conservatorship and Related Matters

•	Transfers of $0.7 billion in UPB of less liquid multifamily loans to the securitization pipeline.
On July 12, 2017, FHFA, as conservator of Freddie Mac and Fannie Mae, reached a settlement with the Royal Bank of Scotland plc, related companies and specifically named individuals (collectively RBS) related to certain of our non-agency mortgage-related securities. Under the terms of the agreement, RBS will pay Freddie Mac approximately $4.5 billion. For more information on this settlement, see Note 12. As the litigation related to this population of securities, which are considered less liquid assets, is now resolved, we expect to be able to further reduce our less liquid assets in future periods.

Freddie Mac Form 10-Q	65

Management's Discussion and Analysis	Regulation and Supervision

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
AFFORDABLE HOUSING ALLOCATIONS
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases and pay this amount to certain housing funds. During 2Q 2017 and YTD 2017, we completed $88 billion and $186 billion, respectively, of new business purchases subject to this requirement and accrued $37 million and $78 million, respectively, of related expense. We expect to pay this amount (and any additional amounts accrued based on our new business purchases during the remainder of 2017) in February 2018. We are prohibited from passing through these costs to the originators of the loans that we purchase.
LEGISLATIVE AND REGULATORY DEVELOPMENTS
In May 2017, the Director of FHFA testified before the U.S. Senate Committee on Banking, Housing and Urban Affairs that an additional Purchase Agreement draw by Freddie Mac or Fannie Mae could erode investor confidence, which could affect liquidity and increase the cost of mortgage credit for borrowers. To avoid a potential draw, the Director indicated that FHFA has the authority to withhold dividend payments without the consent of Treasury, but that his first option would be to work with the Secretary of the Treasury. He further stressed that any action FHFA may take to avoid additional draws would not be intended to influence the outcome of housing finance reform or as a step toward “recap and release,” which refers to proposals to recapitalize the enterprises with private capital and release them from conservatorship. During subsequent testimony before the same committee, the Secretary of the Treasury stated that it was Treasury’s expectation that dividends would be paid per the terms of the Purchase Agreement.
AFFORDABLE HOUSING GOALS

On July 5, 2017, FHFA published for comment in the Federal Register a proposed rule that would establish the annual single-family and multifamily housing goals for Freddie Mac and Fannie Mae for 2018 through 2020. When finalized, the new goals will replace the current goals which expire at the end of 2017.
The current goals for 2017 and proposed goals for 2018 through 2020 are set forth below:

Freddie Mac Form 10-Q	66

Management's Discussion and Analysis	Regulation and Supervision

	Current Goals	Proposed Goals
	2017	2018 - 2020
Single-family purchase money goals (benchmark levels)(1)
Low-income	24%	24%
Very low-income	6%	6%
Low-income areas subgoal	14%	15%
Single-family refinance (benchmark level)(1)
Low-income goal	21%	21%

Multifamily (benchmark levels in units)
Low-income goal	300,000	315,000
Very low-income subgoal	60,000	60,000
Small property low-income subgoal	10,000	10,000

(1)	Percentage of overall qualified single-family mortgage purchases.
The public comment period on the proposed rule ends on September 5, 2017.
DUTY TO SERVE UNDERSERVED MARKETS PLAN

On April 13, 2017, we submitted our draft Duty to Serve Underserved Markets Plan to FHFA, as required by the recently finalized Duty to Serve Rule. FHFA released our draft plan for public comment on May 8, 2017, and the public comment period on the plan ended on July 10, 2017. We expect that our final Duty to Serve Underserved Markets Plan will be effective on January 1, 2018.

Freddie Mac Form 10-Q	67

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

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
We have certain off-balance sheet arrangements related to our securitization activities involving guaranteed loans and mortgage-related securities, though most of our securitization activities are on-balance sheet. Our off-balance sheet arrangements related to these securitization activities primarily consist of K Certificates and SB Certificates. We also have off-balance sheet arrangements related to certain other securitization products and other mortgage-related guarantees. Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $182.2 billion and $166.7 billion at June 30, 2017 and December 31, 2016, respectively.

Freddie Mac Form 10-Q	68

Management's Discussion and Analysis	Forward-Looking Statements

FORWARD-LOOKING STATEMENTS
We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements pertaining to the conservatorship, our current expectations and objectives for the Single-family Guarantee, Multifamily, and Capital Markets segments of our business, our efforts to assist the housing market, our liquidity and capital management, economic and market conditions and trends, our market share, the effect of legislative and regulatory developments and new accounting guidance, the credit quality of loans we own or guarantee, and our results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “possible,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” “may,” “will,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “Risk Factors” section of our 2016 Annual Report, and:

•
The actions the U.S. government (including FHFA, Treasury, and Congress) may take, or require us to take, including to support the housing markets or to implement FHFA’s Conservatorship Scorecards and other objectives for us;

•	The effect of the restrictions on our business due to the conservatorship and the Purchase Agreement, including our dividend requirement on the senior preferred stock;

•	Changes in our Charter or in applicable legislative or regulatory requirements (including any legislation affecting the future status of our company);

•
Changes in the fiscal and monetary policies of the Federal Reserve, including any changes to its policy of maintaining sizable holdings of mortgage-related securities and any future sales of such securities;

•	Changes in economic and market conditions, including changes in employment rates, interest rates, spreads, and home prices;

•	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase, and fixed-rate vs. ARM);

•	The success of our efforts to mitigate our losses on our Legacy and relief refinance single-family loan portfolio and our investments in non-agency mortgage-related securities;

•	The success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS, K Certificate, SB Certificate, and other credit risk transfer transactions;

•	Our ability to maintain adequate liquidity to fund our operations;

•	Our ability to maintain the security and resiliency of our operational systems and infrastructure (e.g., against cyberattacks);

•	Our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	The adequacy of our risk management framework;

•	Our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

•	Our ability to limit or manage our economic exposure and GAAP earnings exposure to interest-rate

Freddie Mac Form 10-Q	69

Management's Discussion and Analysis	Forward-Looking Statements

volatility and spread volatility, including the availability of derivative financial instruments needed for interest-rate risk management purposes;

•	Our ability to issue new securities, make timely payments and provide initial and ongoing disclosures;

•	Changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	Changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs, multifamily K Certificates and SB Certificates);

•	Changes in the practices of loan originators, servicers, investors and other participants in the secondary mortgage market; and

•	Other factors and assumptions described in this Form 10-Q and our 2016 Annual Report, including in the “MD&A” section.
Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac Form 10-Q	70

Financial Statements

FINANCIAL STATEMENTS

Freddie Mac Form 10-Q	71

Financial Statements	Condensed Consolidated Statements of Comprehensive Income

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions, except share-related amounts)	2Q 2017	2Q 2016	YTD 2017	YTD 2016
Interest income
Mortgage loans	$15,848	$15,238	$31,813	$31,056
Investments in securities	902	978	1,816	1,947
Other	150	56	251	113
Total interest income	16,900	16,272	33,880	33,116
Interest expense	(13,479)	(12,781)	(26,621)	(26,169)
Expense related to derivatives	(42)	(48)	(85)	(99)
Net interest income	3,379	3,443	7,174	6,848
Benefit (provision) for credit losses	422	775	538	1,242
Net interest income after benefit (provision) for credit losses	3,801	4,218	7,712	8,090
Non-interest income (loss)
Gains (losses) on extinguishment of debt	50	(119)	268	(174)
Derivative gains (losses)	(1,096)	(2,058)	(1,398)	(6,619)
Net impairment of available-for-sale securities recognized in earnings	(3)	(72)	(16)	(129)
Other gains on investment securities recognized in earnings	61	450	117	753
Other income (loss)	694	(25)	1,109	922
Non-interest income (loss)	(294)	(1,824)	80	(5,247)
Non-interest expense
Salaries and employee benefits	(266)	(240)	(541)	(479)
Professional services	(118)	(117)	(230)	(218)
Occupancy expense	(16)	(15)	(29)	(28)
Other administrative expense	(113)	(103)	(224)	(198)
Total administrative expense	(513)	(475)	(1,024)	(923)
Real estate owned operations expense	(37)	(29)	(93)	(113)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(330)	(280)	(651)	(552)
Other expense	(126)	(151)	(202)	(304)
Non-interest expense	(1,006)	(935)	(1,970)	(1,892)
Income (loss) before income tax (expense) benefit	2,501	1,459	5,822	951
Income tax (expense) benefit	(837)	(466)	(1,947)	(312)
Net income (loss)	1,664	993	3,875	639
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	295	109	293	228
Changes in unrealized gains (losses) related to cash flow hedge relationships	27	32	55	66
Changes in defined benefit plans	—	(1)	(3)	—
Total other comprehensive income (loss), net of taxes and reclassification adjustments	322	140	345	294
Comprehensive income (loss)	$1,986	$1,133	$4,220	$933
Net income (loss)	$1,664	$993	$3,875	$639
Undistributed net worth sweep and senior preferred stock dividends	(1,986)	(933)	(4,220)	(933)
Net income (loss) attributable to common stockholders	($322)	$60	($345)	($294)
Net income (loss) per common share — basic and diluted	($0.10)	$0.02	($0.11)	($0.09)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	72

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share-related amounts)	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents (Note 12)	$6,666	$12,369
Restricted cash and cash equivalents (Notes 3, 12)	4,464	9,851
Securities purchased under agreements to resell (Notes 3, 8)	47,791	51,548
Investments in securities, at fair value (Note 5)	98,799	111,547
Mortgage loans held-for-sale (Note 4) (includes $17,982 and $16,255 at fair value)	28,019	18,088
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $10,311 and $13,431)	1,804,123	1,784,915
Accrued interest receivable (Note 3)	6,237	6,135
Derivative assets, net (Notes 7, 8)	951	747
Deferred tax assets, net (Note 10)	14,751	15,818
Other assets (Notes 3, 16) (includes $2,629 and $2,408 at fair value)	10,956	12,358
Total assets	$2,022,757	$2,023,376
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$6,090	$6,015
Debt, net (Notes 3, 6) (includes $6,124 and $6,010 at fair value)	2,009,166	2,002,004
Derivative liabilities, net (Notes 7, 8)	298	795
Other liabilities (Notes 3, 16)	4,617	9,487
Total liabilities	2,020,171	2,018,301
Commitments and contingencies (Notes 3, 7, and 14)
Equity (Note 9)
Senior preferred stock	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,054,731 shares and 650,046,828 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(80,777)	(77,941)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $813 and $782, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	1,208	915
Cash flow hedge relationships	(425)	(480)
Defined benefit plans	18	21
Total AOCI, net of taxes	801	456
Treasury stock, at cost, 75,809,155 shares and 75,817,058 shares	(3,883)	(3,885)
Total equity (See Note 9 for information on our dividend requirement to Treasury)	2,586	5,075
Total liabilities and equity	$2,022,757	$2,023,376
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

(In millions)	June 30, 2017	December 31, 2016
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-investment	$1,723,922	$1,690,218
All other assets	28,308	32,262
Total assets of consolidated VIEs	$1,752,230	$1,722,480
Liabilities: (Note 3)
Debt, net	$1,672,255	$1,648,683
All other liabilities	4,898	4,846
Total liabilities of consolidated VIEs	$1,677,153	$1,653,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	73

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	YTD 2017	YTD 2016
Net cash provided by operating activities	$1,310	$4,143
Cash flows from investing activities
Purchases of trading securities	(92,192)	(26,500)
Proceeds from sales of trading securities	84,766	17,127
Proceeds from maturities and repayments of trading securities	4,867	14,400
Purchases of available-for-sale securities	(4,100)	(19,724)
Proceeds from sales of available-for-sale securities	8,266	9,388
Proceeds from maturities and repayments of available-for-sale securities	7,045	8,208
Purchases of held-for-investment mortgage loans	(57,373)	(70,402)
Proceeds from sales of mortgage loans held-for-investment	1,559	1,997
Repayments of mortgage loans held-for-investment	133,221	148,157
(Increase) decrease in restricted cash	5,387	(2,866)
Advances to lenders	(16,251)	(9,523)
Net proceeds from dispositions of real estate owned and other recoveries	989	1,388
Net (increase) decrease in securities purchased under agreements to resell	3,757	14,655
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	(1,663)	(6,679)
Changes in other assets	(160)	(151)
Net cash provided by investing activities	78,118	79,475
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	83,908	110,886
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(145,505)	(153,637)
Proceeds from issuance of other debt	321,018	315,636
Repayments of other debt	(337,840)	(352,214)
Payment of cash dividends on senior preferred stock	(6,709)	(1,740)
Changes in other liabilities	(3)	(4)
Net cash used in financing activities	(85,131)	(81,073)
Net (decrease) increase in cash and cash equivalents	(5,703)	2,545
Cash and cash equivalents at beginning of year	12,369	5,595
Cash and cash equivalents at end of period	$6,666	$8,140

Supplemental cash flow information
Cash paid for:
Debt interest	$31,970	$30,834
Income taxes	487	1,337
Non-cash investing and financing activities (Note 4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	74

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, or 2016 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the “Glossary” of this Form 10-Q and our 2016 Annual Report. Throughout this Form 10-Q, we refer to the three months ended June 30, 2017, the three months ended March 31, 2017, the three months ended December 31, 2016, the three months ended June 30, 2016, and the three months ended December 31, 2015 as “2Q 2017,” “1Q 2017,” “4Q 2016,” “2Q 2016,” and “4Q 2015,” respectively. We refer to the six months ended June 30, 2017 and the six months ended June 30, 2016 as “YTD 2017” and “YTD 2016,” respectively.
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

Freddie Mac Form 10-Q	75

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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
January 1, 2018
Upon adoption, the portion of the cash payment attributable to the accreted interest related to zero-coupon debt will be presented in the operating activities section, a classification change from the financing activity section where this item is currently presented. We are evaluating the financial effect the adoption of this amendment will have on our consolidated financial statements.

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
IMPACT OF CONSERVATORSHIP AND RELATED DEVELOPMENTS ON THE MORTGAGE-RELATED INVESTMENTS PORTFOLIO

For purposes of the limit imposed by the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio cannot exceed $288.4 billion at December 31, 2017 and was $283.7 billion at June 30, 2017. Our Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement (subject to certain exceptions). Our mortgage-related investments portfolio cap is reduced by 15% annually until it reaches $250 billion. This amount is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
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
At March 31, 2017, our assets exceeded our liabilities under GAAP; therefore, FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during 2Q 2017. The amount of available funding remaining under the Purchase Agreement is $140.5 billion and would be reduced by any future draws.

Freddie Mac Form 10-Q	78

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

See Note 6 and Note 9 for more information on the conservatorship and the Purchase Agreement.
RELATED PARTIES AS A RESULT OF CONSERVATORSHIP

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. Common Securitization Solutions, LLC (CSS), was formed in 2013 as a limited liability company equally-owned by Freddie Mac and Fannie Mae. Therefore, CSS is also deemed a related party. During YTD 2017, we contributed $53 million of capital to CSS.

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
VIEs FOR WHICH WE ARE THE PRIMARY BENEFICIARY

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

(In millions)	June 30, 2017	December 31, 2016
Consolidated Balance Sheet Line Item
Assets:
Restricted cash and cash equivalents	$3,382	$9,431
Securities purchased under agreements to resell	16,350	13,550
Mortgage loans held-for-investment	1,723,922	1,690,218
Accrued interest receivable	5,591	5,454
Other assets	2,985	3,827
Total assets of consolidated VIEs	$1,752,230	$1,722,480
Liabilities:
Accrued interest payable	$4,897	$4,846
Debt, net	1,672,255	1,648,683
Other liabilities	1	—
Total liabilities of consolidated VIEs	$1,677,153	$1,653,529

Freddie Mac Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

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

	June 30, 2017	December 31, 2016
(In millions)
Assets and Liabilities Recorded on our Consolidated Balance Sheets(1)
Assets:
Investments in securities	$53,400	$58,995
Accrued interest receivable	239	254
Other assets	1,912	1,708
Liabilities:
Other liabilities	1,759	1,604
Maximum Exposure to Loss(2)	$166,005	$150,227
Total Assets of Non-Consolidated VIEs	$193,453	$175,713

(1)
Includes our variable interests in REMICs and Stripped Giant PCs, K Certificates, SB Certificates, senior subordinate securitization structures, and other securitization products that we do not consolidate.

(2)
Our maximum exposure to loss includes the guaranteed UPB of assets held by the unconsolidated VIEs related to K Certificates, SB Certificates, and senior subordinate securitization structures, as well as the UPB of unguaranteed securities that we acquired from these securitization transactions. Our maximum exposure to loss excludes our investments in securities of unconsolidated VIEs that we guaranteed, because this risk exposure is already reflected in the guaranteed UPB of assets held by the unconsolidated VIEs.

We also obtain interests in various other VIEs created by third parties through the normal course of business, such as through our investments in certain non-Freddie Mac mortgage-related securities, purchases of multifamily loans, guarantees of multifamily housing revenue bonds, as a derivative counterparty, or through other activities. To the extent that we were not involved in the design and creation of these VIEs, they are excluded from the table above. Our interests in these VIEs are generally passive in nature and are not expected to result in us obtaining a controlling financial interest in these VIEs in the future.
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

Freddie Mac Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	June 30, 2017			December 31, 2016
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
K Certificates, SB Certificates, senior subordinate securitization structures, and other securitization products	$165,979	$1,693	40	$150,227	$1,532	40
Other mortgage-related guarantees	16,173	660	34	16,445	679	34
Derivative instruments	15,862	133	28	6,396	127	29

(1)
The maximum exposure represents the contractual amounts that could be lost if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. For derivative instruments, this amount represents the notional value, although our exposure to certain of these derivative instruments may be unlimited. We generally reduce our exposure to those derivative instruments with unlimited exposure through separate contracts with third parties.

(2)
For K Certificates, SB Certificates, senior subordinate securitization structures, other securitization products, and other mortgage-related guarantees, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $62 million and $67 million as of June 30, 2017 and December 31, 2016, respectively, and is included within other liabilities on our consolidated balance sheets.

CREDIT ENHANCEMENTS

For many of the loans underlying our single-family PCs, other securitization products, and other mortgage-related guarantees, we obtained credit enhancements from third parties covering a portion of our credit risk exposure. See Note 4 for information about credit enhancements on single-family loans.
In connection with the securitization activities of the Multifamily segment, we have various forms of credit protection. The most prevalent type is subordination, primarily through our K Certificates and SB Certificates. Through subordination, we mitigate our credit risk exposure by structuring our securities to transfer a large majority of expected and stress credit losses to private investors who purchase the subordinate tranches, as shown in the table below. These subordinate tranches will absorb credit losses prior to any loss being recognized pursuant to our financial guarantee contract.
The following table presents the maximum exposure of our recognized financial guarantees to unconsolidated multifamily VIEs and the related maximum coverage provided primarily by the subordinate tranches.

	Maximum Exposure (1) at		Maximum Coverage (2) at
(In millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
K Certificates and SB Certificates	$154,219	$139,416	$25,979	$23,864
Other securitization products	6,068	5,545	1,428	1,359
Total	$160,287	$144,961	$27,407	$25,223

(1)	Our maximum exposure to loss includes the guaranteed UPB of assets held by the unconsolidated VIEs.

(2)
For K Certificates and SB Certificates, this represents the UPB of the securities that are subordinate to our guarantee. For other securitization products, this represents the remaining amount of loss recovery that is available subject to the terms of the counterparty agreement or the UPB of the securities that are subordinate to our guarantee.

In addition to subordination, the Multifamily segment also has various other credit enhancements, primarily related to our mortgage loans and other mortgage-related guarantees, in the form of collateral posting requirements, loss sharing agreements, credit-linked notes, and other similar arrangements. These credit enhancements, along with the proceeds received from the sale of the underlying mortgage collateral, will enable us to recover all or a portion of our losses on our mortgage loans or the amounts

Freddie Mac Form 10-Q	82

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

paid under our financial guarantee contract. Our historical losses and related recoveries pursuant to these agreements have not been significant.
Similar to our unconsolidated VIEs, certain of our mortgage loans held by multifamily consolidated VIEs are credit-enhanced through unguaranteed and subordinated tranches. Our historical losses and related recoveries pursuant to these transactions have also not been significant.

Freddie Mac Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES
The table below provides details of the loans on our consolidated balance sheets.

	June 30, 2017			December 31, 2016
(In millions)	Held by Freddie Mac	Held by consolidated trusts	Total	Held by Freddie Mac	Held by consolidated trusts	Total
Held-for-sale:
Single-family	$11,822	$—	$11,822	$2,092	$—	$2,092
Multifamily	18,424	—	18,424	16,544	—	16,544
Total UPB	30,246	—	30,246	18,636	—	18,636
Cost basis and fair value adjustments, net	(2,227)	—	(2,227)	(548)	—	(548)
Total held-for-sale loans, net	28,019	—	28,019	18,088	—	18,088
Held-for-investment:
Single-family	69,130	1,692,614	1,761,744	83,040	1,659,591	1,742,631
Multifamily	21,433	3,419	24,852	25,873	3,048	28,921
Total UPB	90,563	1,696,033	1,786,596	108,913	1,662,639	1,771,552
Cost basis adjustments	(2,807)	30,645	27,838	(3,755)	30,549	26,794
Allowance for loan losses	(7,555)	(2,756)	(10,311)	(10,461)	(2,970)	(13,431)
Total held-for-investment loans, net	80,201	1,723,922	1,804,123	94,697	1,690,218	1,784,915
Total loans, net	$108,220	$1,723,922	$1,832,142	$112,785	$1,690,218	$1,803,003
On February 2, 2017, we started applying fair value hedge accounting to certain single-family mortgage loans. The fair value hedge accounting related loan basis adjustments are included in the table above.
During 2Q 2017 and 2Q 2016, we purchased $73.3 billion and $90.0 billion, respectively, in UPB of single-family loans and $0.6 billion and $1.2 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment. During YTD 2017 and YTD 2016, we purchased $158.9 billion and $158.2 billion, respectively, in UPB of single-family loans and $1.9 billion and $2.0 billion, respectively, in UPB of multifamily loans that were classified as held-for-investment.
Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates and SB Certificates. During 2Q 2017 and 2Q 2016, we sold $12.8 billion and $15.4 billion, respectively, in UPB of held-for-sale multifamily loans. During YTD 2017 and YTD 2016, we sold $22.7 billion and $26.2 billion, respectively, in UPB of held-for-sale multifamily loans. See Note 3 for more information on our K Certificates and SB Certificates.
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we completed sales of $1.6 billion and $1.0 billion in UPB of seasoned single-family loans during 2Q 2017 and 2Q 2016, respectively, and $1.6 billion and $1.8 billion in UPB of seasoned single-family loans during YTD 2017 and YTD 2016, respectively. Seasoned single-family mortgage loans include seriously delinquent loans and reperforming loans.
We reclassified $11.1 billion and $3.1 billion in UPB of seasoned single-family loans from held-for-investment to held-for-sale during 2Q 2017 and 2Q 2016, respectively, and $12.8 billion and $3.5 billion in UPB of seasoned single-family loans during YTD 2017 and YTD 2016, respectively. In addition, we reclassified $0.7 billion in UPB of multifamily mortgage loans from held-for-investment to held-for-sale during both 2Q 2017 and YTD 2017. We did not reclassify any multifamily mortgage loans during the 2016 periods. For additional information regarding the fair value of our loans classified as held-for-sale, see Note 13.

Freddie Mac Form 10-Q	84

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

CREDIT QUALITY

The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As current LTV ratios increase, the borrower’s equity in the home decreases, which may negatively affect the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding loan. A second-lien loan also reduces the borrower’s equity in the home and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second loans. As of June 30, 2017 and December 31, 2016, based on data collected by us at loan delivery, approximately 10% and 11%, respectively, of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first loan. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 12.
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

	June 30, 2017				December 31, 2016
	Current LTV Ratio				Current LTV Ratio
(In millions)	≤ 80	> 80 to 100	> 100(1)	Total	≤ 80	> 80 to 100	> 100(1)	Total
20 and 30-year or more, amortizing fixed-rate(2)	$1,182,839	$216,048	$20,941	$1,419,828	$1,120,722	$236,111	$30,063	$1,386,896
15-year amortizing fixed-rate(2)	274,600	8,453	588	283,641	274,967	11,016	887	286,870
Adjustable-rate	50,815	3,059	49	53,923	52,319	2,955	85	55,359
Alt-A, interest-only, and option ARM	23,456	6,216	2,538	32,210	26,293	9,392	4,634	40,319
Total single-family loans	$1,531,710	$233,776	$24,116	$1,789,602	$1,474,301	$259,474	$35,669	$1,769,444

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 7.51% and 6.80% as of June 30, 2017 and December 31, 2016, respectively.

(2)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of June 30, 2017 and December 31, 2016, we have categorized UPB of approximately $28.6 billion and $32.0 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust, such rates and the timing of the adjustment are determined at the time of modification rather than at a subsequent date.

The following table presents the recorded investment in our multifamily held-for-investment loans, by credit quality indicator based on available data through the end of each period presented. These indicators involve significant management judgment.

Freddie Mac Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

(In millions)	June 30, 2017	December 31, 2016
Credit risk profile by internally assigned grade:(1)
Pass	$23,816	$27,830
Special mention	868	502
Substandard	148	570
Doubtful	—	—
Total	$24,832	$28,902

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

MORTGAGE LOAN PERFORMANCE

The following tables present the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.

	June 30, 2017
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,391,450	$14,601	$3,803	$9,974	$1,419,828	$9,965
15-year amortizing fixed-rate	282,288	909	146	298	283,641	297
Adjustable-rate	53,362	311	64	186	53,923	186
Alt-A, interest-only, and option ARM	28,549	1,369	483	1,809	32,210	1,806
Total single-family	1,755,649	17,190	4,496	12,267	1,789,602	12,254
Total multifamily	24,825	7	—	—	24,832	55
Total single-family and multifamily	$1,780,474	$17,197	$4,496	$12,267	$1,814,434	$12,309

	December 31, 2016
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,354,511	$16,645	$4,865	$10,875	$1,386,896	$10,868
15-year amortizing fixed-rate	285,373	1,010	178	309	286,870	309
Adjustable-rate	54,738	354	77	190	55,359	190
Alt-A, interest-only, and option ARM	35,994	1,748	650	1,927	40,319	1,927
Total single-family	1,730,616	19,757	5,770	13,301	1,769,444	13,294
Total multifamily	28,902	—	—	—	28,902	89
Total single-family and multifamily	$1,759,518	$19,757	$5,770	$13,301	$1,798,346	$13,383

(1)	Includes $5.4 billion and $5.3 billion of loans that were in the process of foreclosure as of June 30, 2017 and December 31, 2016, respectively.

Freddie Mac Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.

(Dollars in millions)	June 30, 2017	December 31, 2016
Single-family:(1)
Non-credit-enhanced portfolio
Serious delinquency rate	0.91%	1.02%
Total number of seriously delinquent loans	66,247	77,662
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	1.20%	1.46%
Total number of seriously delinquent loans	18,272	21,460
Other credit protection:(3)
Serious delinquency rate	0.32%	0.43%
Total number of seriously delinquent loans	8,820	9,455
Total single-family:
Serious delinquency rate	0.85%	1.00%
Total number of seriously delinquent loans	91,796	107,170
Multifamily:(4)
Non-credit-enhanced portfolio:
Delinquency rate	0.05%	0.04%
UPB of delinquent loans	$23	$19
Credit-enhanced portfolio:
Delinquency rate	—%	0.02%
UPB of delinquent loans	$5	$37
Total Multifamily:
Delinquency rate	0.01%	0.03%
UPB of delinquent loans	$28	$56

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

•
Our reserve for guarantee losses, which pertains to single-family and multifamily loans underlying our K Certificates, SB Certificates, other securitization products, and other mortgage-related guarantees.

On January 1, 2017, we elected a new accounting policy for loan reclassifications from held-for-investment to held-for-sale. See the Loan Reclassifications section below for further information about this change.

Freddie Mac Form 10-Q	87

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The tables below present our loan loss reserves activity.

	2Q 2017				2Q 2016
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts		Total	Held by Freddie Mac	Held By Consolidated Trusts		Total
Single-family:
Beginning balance	$9,866	$2,854	$54	$12,774	$11,667	$2,819	$57	$14,543
Provision (benefit) for credit losses	(512)	94	2	(416)	(740)	(31)	2	(769)
Charge-offs(1)	(2,119)	(33)	(1)	(2,153)	(467)	(16)	(3)	(486)
Recoveries	84	1	—	85	148	4	—	152
Transfers, net(2)	222	(161)	—	61	278	(187)	—	91
Ending balance	7,541	2,755	55	10,351	10,886	2,589	56	13,531
Multifamily ending balance	14	1	7	22	26	1	18	45
Total ending balance	$7,555	$2,756	$62	$10,373	$10,912	$2,590	$74	$13,576

	YTD 2017				YTD 2016
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
(in millions)	Held by Freddie Mac	Held By Consolidated Trusts		Total	Held by Freddie Mac	Held By Consolidated Trusts		Total
Single-family:
Beginning balance	$10,442	$2,969	$54	$13,465	$12,516	$2,775	$57	$15,348
Provision (benefit) for credit losses	(728)	200	2	(526)	(1,175)	(60)	4	(1,231)
Charge-offs(1)	(2,816)	(76)	(1)	(2,893)	(966)	(84)	(5)	(1,055)
Recoveries	179	3	—	182	274	6	—	280
Transfers, net(2)	464	(341)	—	123	237	(48)	—	189
Ending balance	7,541	2,755	55	10,351	10,886	2,589	56	13,531
Multifamily ending balance	14	1	7	22	26	1	18	45
Total ending balance	$7,555	$2,756	$62	$10,373	$10,912	$2,590	$74	$13,576

(1)
2Q 2016 and YTD 2016 do not include lower-of-cost-or-fair-value adjustments and other expenses related to property taxes and insurance recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $776 million and $874 million, respectively. 2Q 2017 and YTD 2017 include charge-offs of $1.8 billion and $2.2 billion, respectively, related to the transfer of loans from held-for-investment to held-for-sale.

(2)
Consists of approximately $0.1 billion during both 2Q 2017 and 2Q 2016, and $0.1 billion and $0.2 billion during YTD 2017 and YTD 2016, respectively, attributable to capitalization of past due interest on modified loans. Also includes amounts associated with reclassified single-family reserves related to our removal of loans previously held by consolidated trusts, net of reclassifications for single-family loans subsequently resecuritized after such removal.

The allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 8.6% and 9.9% of the recorded investment in such loans at June 30, 2017 and December 31, 2016, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both June 30, 2017 and December 31, 2016.

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

	2Q 2017		2Q 2016		YTD 2017		YTD 2016
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	8,019	$1,151	8,564	$1,233	16,983	$2,434	18,896	$2,689
15-year amortizing fixed-rate	1,090	88	1,128	86	2,282	176	2,446	180
Adjustable-rate	215	32	222	31	465	67	496	71
Alt-A, interest-only, and option ARM	601	111	751	129	1,281	225	1,670	298
Total single-family	9,925	1,382	10,665	1,479	21,011	2,902	23,508	3,238
Multifamily	—	—	—	—	—	—	2	8
Total	9,925	$1,382	10,665	$1,479	21,011	$2,902	23,510	$3,246

(1)
The pre-TDR recorded investment for single-family loans initially classified as TDR during 2Q 2017 and YTD 2017 was $1.4 billion and $2.9 billion, respectively, compared to $1.5 billion and $3.3 billion during 2Q 2016 and YTD 2016, respectively.

The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification.

	2Q 2017		2Q 2016		YTD 2017		YTD 2016
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:
20 and 30-year or more, amortizing fixed-rate	3,301	$534	3,912	$599	6,657	$1,087	7,904	$1,233
15-year amortizing fixed-rate	146	13	192	17	314	26	425	35
Adjustable-rate	53	8	64	10	109	16	137	21
Alt-A, interest-only, and option ARM	283	62	385	71	588	126	844	169
Total single-family	3,783	$617	4,553	$697	7,668	$1,255	9,310	$1,458
Multifamily	—	$—	—	$—	—	$—	—	$—
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or loans in modification trial periods). During YTD 2017 and YTD 2016, 3,502 and 4,331, respectively, of such loans (with a post-TDR recorded investment of $0.4 billion and $0.5 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.

Freddie Mac Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During YTD 2017 and YTD 2016, 465 and 671, respectively, of such loans (with a post-TDR recorded investment of $0.1 billion in both periods) experienced a payment default within a year after the borrowers' Chapter 7 bankruptcy.
Single-Family TDRs
Approximately 41% of the single-family loan modifications completed during both 2Q 2017 and 2Q 2016 and 42% and 41% during YTD 2017 and YTD 2016, respectively, that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions. Approximately 12% and 16% of the single-family loan modifications completed during 2Q 2017 and 2Q 2016, respectively, and 13% and 16% during YTD 2017 and YTD 2016, respectively, that were classified as TDRs involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During 2Q 2017 and 2Q 2016, the average term extension was 174 months and 176 months, respectively, and the average interest rate reduction was 0.7% and 0.8%, respectively, on completed single-family loan modifications classified as TDRs. During YTD 2017 and YTD 2016, the average term extension was 173 months and 178 months, respectively, and the average interest rate reduction was 0.8% in both periods on completed single-family loan modifications classified as TDRs.

Freddie Mac Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Impaired Loans
The tables below present the UPB, recorded investment, related allowance for loan losses, average recorded investment and interest income recognized for individually impaired loans.

	June 30, 2017			December 31, 2016
(In millions)	UPB	Recorded Investment	Associated Allowance	UPB	Recorded Investment	Associated Allowance
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$4,762	$3,636	N/A	$4,963	$3,746	N/A
15-year amortizing fixed-rate	30	26	N/A	31	26	N/A
Adjustable-rate	301	298	N/A	292	289	N/A
Alt-A, interest-only, and option ARM	1,700	1,412	N/A	1,935	1,561	N/A
Total with no specific allowance recorded	6,793	5,372	N/A	7,221	5,622	N/A
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	58,365	56,915	($7,375)	67,853	66,143	($9,678)
15-year amortizing fixed-rate	814	817	(25)	847	851	(25)
Adjustable-rate	271	265	(17)	319	312	(19)
Alt-A, interest-only, and option ARM	9,127	8,639	(1,429)	12,699	12,105	(2,258)
Total with specific allowance recorded	68,577	66,636	(8,846)	81,718	79,411	(11,980)
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	63,127	60,551	(7,375)	72,816	69,889	(9,678)
15-year amortizing fixed-rate	844	843	(25)	878	877	(25)
Adjustable-rate	572	563	(17)	611	601	(19)
Alt-A, interest-only, and option ARM	10,827	10,051	(1,429)	14,634	13,666	(2,258)
Total single-family	$75,370	$72,008	($8,846)	$88,939	$85,033	($11,980)
Multifamily —
With no specific allowance recorded(1)	$153	$141	N/A	$321	$308	N/A
With specific allowance recorded	25	23	($5)	44	42	($9)
Total multifamily	$178	$164	($5)	$365	$350	($9)
Total single-family and multifamily	$75,548	$72,172	($8,851)	$89,304	$85,383	($11,989)

Freddie Mac Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	2Q 2017			2Q 2016
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$3,801	$101	$5	$4,114	$117	$4
15-year amortizing fixed-rate	27	—	—	35	2	—
Adjustable rate	306	3	—	250	2	—
Alt-A, interest-only, and option ARM	1,509	27	1	1,413	27	1
Total with no specific allowance recorded	5,643	131	6	5,812	148	5
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	59,482	643	60	69,118	653	61
15-year amortizing fixed-rate	803	5	1	903	8	2
Adjustable rate	259	2	—	406	3	1
Alt-A, interest-only, and option ARM	9,446	100	8	13,166	99	7
Total with specific allowance recorded	69,990	750	69	83,593	763	71
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	63,283	744	65	73,232	770	65
15-year amortizing fixed-rate	830	5	1	938	10	2
Adjustable rate	565	5	—	656	5	1
Alt-A, interest-only, and option ARM	10,955	127	9	14,579	126	8
Total single-family	$75,633	$881	$75	$89,405	$911	$76
Multifamily —
With no specific allowance recorded(1)	$141	$2	$—	$305	$4	$1
With specific allowance recorded	23	—	1	82	—	—
Total multifamily	$164	$2	$1	$387	$4	$1
Total single-family and multifamily	$75,797	$883	$76	$89,792	$915	$77

Freddie Mac Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	YTD 2017			YTD 2016
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$3,916	$210	$9	$4,065	$219	$6
15-year amortizing fixed-rate	27	1	—	35	3	—
Adjustable rate	308	6	—	236	4	—
Alt-A, interest-only, and option ARM	1,582	56	2	1,304	52	2
Total with no specific allowance recorded	5,833	273	11	5,640	278	8
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	62,287	1,313	130	69,924	1,338	135
15-year amortizing fixed-rate	814	17	3	923	20	4
Adjustable rate	266	5	1	434	8	2
Alt-A, interest-only, and option ARM	10,431	207	19	13,419	223	17
Total with specific allowance recorded	73,798	1,542	153	84,700	1,589	158
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	66,203	1,523	139	73,989	1,557	141
15-year amortizing fixed-rate	841	18	3	958	23	4
Adjustable rate	574	11	1	670	12	2
Alt-A, interest-only, and option ARM	12,013	263	21	14,723	275	19
Total single-family	$79,631	$1,815	$164	$90,340	$1,867	$166
Multifamily —
With no specific allowance recorded(1)	$284	$5	$1	$339	$7	$2
With specific allowance recorded	27	1	1	82	2	1
Total multifamily	$311	$6	$2	$421	$9	$3
Total single-family and multifamily	$79,942	$1,821	$166	$90,761	$1,876	$169

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

	June 30, 2017			December 31, 2016
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,717,594	$24,668	$1,742,262	$1,684,411	$28,552	$1,712,963
Individually evaluated	72,008	164	72,172	85,033	350	85,383
Total recorded investment	1,789,602	24,832	1,814,434	1,769,444	28,902	1,798,346
Ending balance of the allowance for loan losses:
Collectively evaluated	(1,450)	(10)	(1,460)	(1,431)	(11)	(1,442)
Individually evaluated	(8,846)	(5)	(8,851)	(11,980)	(9)	(11,989)
Total ending balance of the allowance	(10,296)	(15)	(10,311)	(13,411)	(20)	(13,431)
Net investment in loans	$1,779,306	$24,817	$1,804,123	$1,756,033	$28,882	$1,784,915
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

Freddie Mac Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	June 30, 2017			December 31, 2016
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(1)(2)	Collateralized Coverage Remaining (3)	Total Current and Protected UPB(1)	Maximum Coverage(1)(2)	Collateralized Coverage Remaining (3)
Credit enhancements at the time we acquire the loan:
Primary mortgage insurance	$309,139	$78,955	$—	$291,217	$74,345	$—
Seller indemnification(4)	1,727	21	19	1,030	10	10
Deep MI(4)(5)	5,417	144	47	3,067	81	—
Lender recourse and indemnification agreements(6)	5,391	4,810	—	5,247	4,911	—
Pool insurance(6)	986	562	—	1,719	618	—
Other:
HFA indemnification	1,533	1,533	—	1,747	1,747	—
Subordination	1,696	184	—	1,874	230	—
Other credit enhancements(6)	15	5	—	17	6	—
Credit enhancements subsequent to our purchase or guarantee of the loan:
STACR debt note(4)(7)	552,118	17,062	17,062	427,978	14,507	14,507
ACIS transactions(4)(8)	545,804	6,130	1,015	453,670	5,355	877
Whole loan securities and senior subordinate securitization structures(4)	4,110	588	588	2,494	375	375
Less: UPB with more than one type of credit enhancement	(695,718)	—	—	(559,400)	—	—
Single-family loan portfolio with credit enhancement	732,218	109,994	18,731	630,660	102,185	15,769
Single-family loan portfolio without credit enhancement	1,052,020	—	—	1,124,066	—	—
Total	$1,784,238	$109,994	$18,731	$1,754,726	$102,185	$15,769

(1)
Except for the majority of our single-family credit risk transfer transactions, our credit enhancements generally provide protection for the first, or initial, credit losses associated with the related loans. Excludes: (a) FHA/VA and other governmental loans; (b) credit protection associated with $6.1 billion and $6.7 billion in UPB of single-family loans underlying other structured transactions where data was not available as of June 30, 2017 and December 31, 2016, respectively; and (c) repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards. The UPB of single-family loans covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA and USDA) was $2.7 billion and $2.8 billion as of June 30, 2017 and December 31, 2016, respectively.

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

(4)	Credit risk transfer transactions. The substantial majority of single-family loans covered by these transactions were acquired after 2012.

(5)
Includes approximately $5.4 billion and $3.1 billion in UPB at June 30, 2017 and December 31, 2016, where the related loans are also covered by primary mortgage insurance. Deep MI credit risk transfer, or Deep MI, began in the third quarter of 2016.

(6)	In aggregate, includes approximately $1.0 billion in UPB at both June 30, 2017 and December 31, 2016, respectively, where the related loans are also covered by primary mortgage insurance.

Freddie Mac Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

(7)
Includes approximately $172.4 billion and $123.5 billion in UPB at June 30, 2017 and December 31, 2016, respectively, where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the outstanding balance of STACR debt notes held by third parties.

(8)
Includes $138.6 billion and $127.4 billion in UPB at June 30, 2017 and December 31, 2016, respectively, where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

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
NON-CASH INVESTING AND FINANCING ACTIVITIES

During YTD 2017 and YTD 2016, we acquired $106.3 billion and $94.5 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. The guarantor swap transactions during YTD 2017 and YTD 2016 included approximately $16.3 billion and $9.4 billion, respectively, of loans received from sellers to satisfy advances that were recorded in other assets on our consolidated balance sheets.
In addition, we acquire REO properties through foreclosure transfers or by deed in lieu of foreclosure. These acquisitions represent non-cash transfers. During YTD 2017 and YTD 2016, we had transfers of $0.6 billion and $0.8 billion, respectively, from loans to REO.

Freddie Mac Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

NOTE 5: INVESTMENTS IN SECURITIES
The table below summarizes the fair values of our investments in debt securities by classification.

(In millions)	June 30, 2017	December 31, 2016
Trading securities	$41,760	$44,790
Available-for-sale securities	57,039	66,757
Total	$98,799	$111,547
As of June 30, 2017 and December 31, 2016, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
TRADING SECURITIES

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.

(In millions)	June 30, 2017	December 31, 2016
Mortgage-related securities:
Freddie Mac	$12,953	$15,343
Other agency	6,706	8,161
All other	135	149
Total mortgage-related securities	19,794	23,653
Non-mortgage-related securities	21,966	21,137
Total fair value of trading securities	$41,760	$44,790
During 2Q 2017 and YTD 2017, we recorded net unrealized gains (losses) on trading securities held at those dates of ($210) million and ($157) million, respectively. During 2Q 2016 and YTD 2016, we recorded net unrealized gains (losses) on trading securities held at those dates of $25 million and $225 million, respectively.

Freddie Mac Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

AVAILABLE-FOR-SALE SECURITIES

At June 30, 2017 and December 31, 2016, all available-for-sale securities were mortgage-related securities.
The tables below present the amortized cost, gross unrealized gains and losses, and fair value by major security type for our securities classified as available-for-sale.

	June 30, 2017
			Gross Unrealized Losses
(In millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$40,038	$651	$—	($376)	$40,313
Other agency	3,583	108	—	(17)	3,674
Non-agency RMBS	7,388	1,279	(21)	(7)	8,639
Non-agency CMBS	3,698	244	(6)	(4)	3,932
Obligations of states and political subdivisions	474	7	—	—	481
Total available-for-sale securities	$55,181	$2,289	($27)	($404)	$57,039

	December 31, 2016
			Gross Unrealized Losses
(In millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$43,671	$563	$—	($582)	$43,652
Other agency	4,127	119	—	(25)	4,221
Non-agency RMBS	10,606	1,271	(62)	(18)	11,797
Non-agency CMBS	6,288	160	(3)	(23)	6,422
Obligations of states and political subdivisions	657	8	—	—	665
Total available-for-sale securities	$65,349	$2,121	($65)	($648)	$66,757

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.

Freddie Mac Form 10-Q	98

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Available-For-Sale Securities in a Gross Unrealized Loss Position

The tables below present available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.

	June 30, 2017
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$14,756	($362)	$1,353	($14)
Other agency	124	(1)	1,707	(16)
Non-agency RMBS	47	(1)	504	(27)
Non-agency CMBS	181	—	222	(10)
Obligations of states and political subdivisions	45	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$15,153	($364)	$3,786	($67)

	December 31, 2016
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$19,786	($559)	$1,732	($23)
Other agency	542	(6)	2,040	(19)
Non-agency RMBS	309	(1)	2,188	(79)
Non-agency CMBS	383	(2)	204	(24)
Obligations of states and political subdivisions	83	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$21,103	($568)	$6,164	($145)
At June 30, 2017, the gross unrealized losses relate to 279 separate securities.
Impairment Recognition on Investments in Securities

We recognized $3 million and $72 million in net impairment of available-for-sale securities in earnings, including $2 million and $10 million related to change in status from intent to hold to intent to sell during 2Q 2017 and 2Q 2016, respectively. We recognized $16 million and $129 million in net impairment of available-for-sale securities in earnings, including $5 million and $62 million related to change in status from intent to hold to intent to sell during YTD 2017 and YTD 2016, respectively. For our available-for-sale securities in an unrealized loss position at June 30, 2017, we have asserted that we have no intent to sell and believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.

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

(Dollars in millions)	June 30, 2017
UPB	$10,742
Weighted average collateral cumulative loss	21%
Weighted average voluntary prepayment rates	6%
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

(In millions)	2Q 2017	2Q 2016	YTD 2017	YTD 2016
Credit-related other-than-temporary impairment on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses on available-for-sale securities where a portion of other-than-temporary impairment was recognized in other comprehensive income	$3,779	$4,551	$4,136	$5,306
Additions:
Amounts related to credit losses on securities for which an other-than-temporary impairment was previously recognized	1	62	11	67
Reductions:
Amounts related to securities which were sold, written off, or matured	(14)	(7)	(36)	(62)
Amounts related to securities which we intend to sell or it is more likely than not that we will be required to sell before recovery of amortized cost basis	(106)	(21)	(394)	(657)
Amounts related to amortization resulting from significant increases in cash flows expected to be collected and/or due to the passage of time that are recognized over the remaining life of the security	(56)	(68)	(113)	(137)
Ending balance — remaining credit losses on available-for-sale securities where a portion of other-than-temporary impairment was recognized in other comprehensive income	$3,604	$4,517	$3,604	$4,517

Freddie Mac Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.

(In millions)	2Q 2017	2Q 2016	YTD 2017	YTD 2016
Gross realized gains	$129	$413	$347	$493
Gross realized losses	(6)	(27)	(34)	(35)
Net realized gains (losses)	$123	$386	$313	$458

Maturities of Available-For-Sale Securities

The table below presents the remaining contractual maturities of available-for-sale securities by security type.

	As of June 30, 2017
					After One Year Through Five Years		After Five Years Through Ten Years
	Total Amortized Cost	Total Fair Value	One Year or Less						After Ten Years
			Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In millions)
Available-for-sale securities:
Freddie Mac	$40,038	$40,313	$—	$—	$404	$403	$2,662	$2,671	$36,972	$37,239
Other agency	3,583	3,674	—	—	6	6	48	53	3,529	3,615
Non-agency RMBS	7,388	8,639	—	—	4	4	22	27	7,362	8,608
Non-agency CMBS	3,698	3,932	1	1	—	—	—	—	3,697	3,931
Obligations of states and political subdivisions	474	481	3	3	12	12	46	49	413	417
Total available-for-sale securities	$55,181	$57,039	$4	$4	$426	$425	$2,778	$2,800	$51,973	$53,810

Freddie Mac Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

NOTE 6: DEBT SECURITIES AND SUBORDINATED BORROWINGS
The table below summarizes the interest expense per our condensed consolidated statements of comprehensive income and the balances of total debt, net per our condensed consolidated balance sheets.

	Balance, Net		Interest Expense
(In millions)	June 30, 2017	December 31, 2016	2Q 2017	2Q 2016	YTD 2017	YTD 2016
Debt securities of consolidated trusts held by third parties	$1,672,255	$1,648,683	$11,994	$11,249	$23,715	$23,040
Other debt:
Short-term debt	67,619	71,451	145	82	241	175
Long-term debt	269,292	281,870	1,340	1,450	2,665	2,954
Total other debt	336,911	353,321	1,485	1,532	2,906	3,129
Total debt, net	$2,009,166	$2,002,004	$13,479	$12,781	$26,621	$26,169
Our debt cap under the Purchase Agreement is $407.2 billion in 2017 and will decline to $346.1 billion on January 1, 2018. As of June 30, 2017, our aggregate indebtedness for purposes of the debt cap was $340.0 billion. Our aggregate indebtedness calculation primarily includes the par value of other short- and long-term debt.
DEBT SECURITIES OF CONSOLIDATED TRUSTS HELD BY THIRD PARTIES

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.

	June 30, 2017				December 31, 2016
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)
Single-family:
30-year or more, fixed-rate(2)	2017 - 2055	$1,222,606	$1,259,762	3.69%	2017 - 2055	$1,193,329	$1,229,849	3.71%
20-year fixed-rate	2017 - 2037	74,773	77,022	3.46	2017 - 2037	74,033	76,331	3.49
15-year fixed-rate	2017 - 2032	264,467	270,415	2.88	2017 - 2032	267,739	273,978	2.90
Adjustable-rate	2017 - 2047	50,786	51,930	2.77	2017 - 2047	52,991	54,205	2.69
Interest-only	2026 - 2041	8,559	8,623	3.65	2026 - 2041	10,007	10,057	3.47
FHA/VA	2017 - 2046	927	948	4.89	2017 - 2046	1,015	1,038	4.92
Total single-family		1,622,118	1,668,700			1,599,114	1,645,458
Multifamily(2)	2019 - 2034	3,501	3,555	3.47	2019 - 2033	3,048	3,225	4.63
Total debt securities of consolidated trusts held by third parties		$1,625,619	$1,672,255			$1,602,162	$1,648,683

(1)	The effective interest rate for debt securities of consolidated trusts held by third parties was 2.84% and 2.63% as of June 30, 2017 and December 31, 2016, respectively.

(2)	Carrying amount includes securities recorded at fair value.

Freddie Mac Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

Other Debt

The table below summarizes the balances and effective interest rates for other debt. Securities sold under agreements to repurchase are effectively collateralized borrowing transactions where we sell securities with an agreement to repurchase such securities. These agreements require the underlying securities to be delivered to the counterparties to the transactions.

	June 30, 2017			December 31, 2016
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Other short-term debt:
Discount notes and Reference Bills®	$52,354	$52,230	0.91%	$61,042	$60,976	0.47%
Medium-term notes	10,616	10,617	0.82	7,435	7,435	0.41
Securities sold under agreements to repurchase	4,772	4,772	1.01	3,040	3,040	0.42
Total other short-term debt	$67,742	$67,619	0.90	$71,517	$71,451	0.47
Other long-term debt:
Original maturities on or before December 31,
2017	$44,462	$44,465	1.56%	$92,831	$92,855	1.43%
2018	71,211	71,280	1.17	71,392	71,500	1.18
2019	52,099	52,047	1.58	46,436	46,378	1.59
2020	31,528	31,490	1.66	13,274	13,254	1.54
2021	21,125	21,150	1.79	20,372	20,341	1.81
Thereafter	51,304	48,860	4.14	40,921	37,542	4.36
Total other long-term debt(3)	271,729	269,292	1.96	285,226	281,870	1.81
Total other debt	$339,471	$336,911		$356,743	$353,321

(1)
Represents par value, net of associated discounts or premiums, issuance cost and hedge-related basis adjustments. Includes $5.6 billion and $5.9 billion at June 30, 2017 and December 31, 2016, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)	Based on carrying amount.

(3)	Carrying amount for other long-term debt includes callable debt of $120.4 billion and $97.7 billion at June 30, 2017 and December 31, 2016, respectively.

Freddie Mac Form 10-Q	103

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

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
Cash Flow Hedges

There are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. Amounts reclassified from AOCI are recorded primarily in expense related to derivatives. During YTD 2017 and YTD 2016, we reclassified from AOCI into earnings, pre-tax losses of $85 million and $100 million, respectively, related to closed cash flow hedges. See Note 9 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
For additional discussion of significant accounting policies related to derivatives, see Note 7 in our 2016 Annual Report.

Freddie Mac Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

DERIVATIVE ASSETS AND LIABILITIES AT FAIR VALUE

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.

	June 30, 2017			December 31, 2016
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$315,911	$2,473	($1,353)	$313,106	$4,337	($2,703)
Pay-fixed	213,102	1,252	(6,723)	271,477	2,586	(9,684)
Basis (floating to floating)	50	—	—	1,450	1	—
Total interest-rate swaps	529,063	3,725	(8,076)	586,033	6,924	(12,387)
Option-based:
Call swaptions
Purchased	68,135	3,262	—	60,730	2,817	—
Written	9,700	—	(98)	1,350	—	(78)
Put swaptions
Purchased(1)	56,910	1,360	—	48,080	1,442	—
Written	4,600	—	(16)	3,200	—	(28)
Other option-based derivatives(2)	11,050	806	—	11,032	795	—
Total option-based	150,395	5,428	(114)	124,392	5,054	(106)
Futures	314,583	—	—	138,294	—	—
Commitments	76,886	156	(125)	45,353	289	(151)
Credit derivatives	2,684	—	(49)	2,951	1	(27)
Other	2,869	1	(22)	2,879	—	(21)
Total derivatives not designated as hedges	1,076,480	9,310	(8,386)	899,902	12,268	(12,692)
Designated as fair value hedges
Interest-rate swaps:
Pay-fixed	49,361	197	(203)	—	—	—
Total derivatives designated as fair value hedges	49,361	197	(203)	—	—	—
Derivative interest receivable (payable)		1,261	(1,496)		1,442	(1,770)
Netting adjustments(3)		(9,817)	9,787		(12,963)	13,667
Total derivative portfolio, net	$1,125,841	$951	($298)	$899,902	$747	($795)

(1)
Includes swaptions on credit indices with a notional or contractual amount of $22.9 billion and $10.9 billion, and a fair value of $11 million and $5 million at June 30, 2017 and December 31, 2016, respectively.

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

(In millions)	2Q 2017	2Q 2016	YTD 2017	YTD 2016
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$1,093	$1,939	$524	$4,883
Pay-fixed	(1,672)	(4,303)	(430)	(12,938)
Basis (floating to floating)	(1)	—	(1)	1
Total interest-rate swaps	(580)	(2,364)	93	(8,054)
Option based:
Call swaptions
Purchased	292	1,300	(39)	3,399
Written	(2)	(18)	1	(89)
Put swaptions
Purchased	(239)	(236)	(336)	(514)
Written	24	9	42	47
Other option-based derivatives(1)	34	86	11	233
Total option-based	109	1,141	(321)	3,076
Other:
Futures	(115)	(287)	(230)	(468)
Commitments	(61)	(104)	(7)	(230)
Credit derivatives	(15)	(23)	(31)	(31)
Other	(5)	(1)	(6)	(2)
Total other	(196)	(415)	(274)	(731)
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	410	622	855	1,239
Pay-fixed interest-rate swaps	(839)	(1,042)	(1,751)	(2,149)
Total accrual of periodic cash settlements	(429)	(420)	(896)	(910)
Total	($1,096)	($2,058)	($1,398)	($6,619)

(1)	Primarily consists of purchased interest-rate caps and floors and options on Treasury futures.

Freddie Mac Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

The tables below present the gains and losses on derivatives while designated in qualifying fair value hedge relationships. During 2016, there were no derivatives designated in qualifying fair value hedge relationships.

	2Q 2017
	Gains (Losses) Recorded in Net Income
(In millions)	Derivative(1)	Hedged Item(1)	Hedge Ineffectiveness(2)
Interest rate risk on mortgage loans held-for-investment	($365)	$392	$27

	YTD 2017
	Gains (Losses) Recorded in Net Income
(In millions)	Derivative(1)	Hedged Item(1)	Hedge Ineffectiveness(2)
Interest rate risk on mortgage loans held-for-investment	($300)	$366	$66

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
In the event that all of our counterparties for OTC derivatives were to have defaulted simultaneously on June 30, 2017, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $272 million.
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
Cleared and Exchange-Traded Derivatives

The majority of our interest-rate swaps are subject to the central clearing requirement of the Dodd-Frank Act. A reduction in our credit ratings could cause the clearinghouses or clearing members we use for our cleared and exchange-traded derivatives to demand additional collateral.
Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $156 million and $289 million at June 30, 2017 and December 31, 2016, respectively.
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
OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

At June 30, 2017 and December 31, 2016, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
During 1Q 2017, we began to utilize the Government Securities Division of the Fixed Income Clearing Corporation (“GSD/FICC”) as a clearinghouse to transact many of our trades involving securities purchased under agreements to resell and securities sold under agreements to repurchase. As a clearing member of GSD/FICC, we are required to post initial and variation margin payments, which expose us to the counterparty credit risk of GSD/FICC and its clearing members. Although our membership provides us with the right to offset certain of our open receivable and payable positions by collateral type, we have elected not to offset these positions within our condensed consolidated balance sheets. As of June 30, 2017, our net exposure to GSD/FICC involving securities purchased under agreements to resell and securities sold under agreements to repurchase is fully collateralized.

Freddie Mac Form 10-Q	110

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

The tables below display offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase. Securities sold under agreements to repurchase are included in debt, net on our condensed consolidated balance sheets. During 1Q 2017, certain rule amendments made by the Chicago Mercantile Exchange became effective. As a result, the legal characterization of variation margin payments for certain of our cleared swaps changed from posting of margin collateral to a settlement. The June 30, 2017 table below reflects this change.

Freddie Mac Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

	June 30, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$8,726	($6,115)	($2,254)	$357	($85)	$272
Cleared and exchange-traded derivatives	1,885	(1,784)	336	437	—	437
Other	157	—	—	157	—	157
Total derivatives	10,768	(7,899)	(1,918)	951	(85)	866
Securities purchased under agreements to resell(3)	47,791	—	—	47,791	(47,791)	—
Total	$58,559	($7,899)	($1,918)	$48,742	($47,876)	$866
Liabilities:
Derivatives:
OTC derivatives	($6,928)	$6,115	$709	($104)	$—	($104)
Cleared and exchange-traded derivatives	(2,963)	1,784	1,179	—	—	—
Other	(194)	—	—	(194)	—	(194)
Total derivatives	(10,085)	7,899	1,888	(298)	—	(298)
Securities sold under agreements to repurchase	(4,772)	—	—	(4,772)	4,772	—
Total	($14,857)	$7,899	$1,888	($5,070)	$4,772	($298)

	December 31, 2016
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$8,531	($6,367)	($1,760)	$404	($353)	$51
Cleared and exchange-traded derivatives	4,889	(4,674)	(162)	53	—	53
Other	290	—	—	290	—	290
Total derivatives	13,710	(11,041)	(1,922)	747	(353)	394
Securities purchased under agreements to resell(3)	51,548	—	—	51,548	(51,548)	—
Total	$65,258	($11,041)	($1,922)	$52,295	($51,901)	$394
Liabilities:
Derivatives:
OTC derivatives	($7,298)	$6,367	$469	($462)	$274	($188)
Cleared and exchange-traded derivatives	(6,965)	4,705	2,126	(134)	—	(134)
Other	(199)	—	—	(199)	—	(199)
Total derivatives	(14,462)	11,072	2,595	(795)	274	(521)
Securities sold under agreements to repurchase	(3,040)	—	—	(3,040)	3,040	—
Total	($17,502)	$11,072	$2,595	($3,835)	$3,314	($521)

Freddie Mac Form 10-Q	112

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $3.6 billion and $3.4 billion as of June 30, 2017 and December 31, 2016, respectively.

(3)
At June 30, 2017 and December 31, 2016, we had $5.2 billion and $4.0 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge.

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

(In millions)	June 30, 2017	December 31, 2016
Restricted cash and cash equivalents(1)	$1,052	$399
Securities purchased under agreements to resell	1,127	426
Investments in securities - Trading securities	400	1,000
Total(2)	$2,579	$1,825

(1)	Includes collateral related to cleared derivatives and certain other counterparties.

(2)	Includes cash collateral held in excess of exposure.

Freddie Mac Form 10-Q	113

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

Collateral Pledged by Freddie Mac

The tables below summarize the fair value of the securities we pledged as collateral for derivatives and other transactions where the secured party may repledge the collateral.

	June 30, 2017
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$327	$—	$173	$500
Available-for-sale securities	—	—	325	325
Trading securities	3,263	4,813	211	8,287
Total securities pledged that may be repledged by the secured party	$3,590	$4,813	$709	$9,112

	December 31, 2016
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$686	$—	$—	$686
Available-for-sale securities	—	—	260	260
Trading securities	3,014	3,070	—	6,084
Total securities pledged that may be repledged by the secured party	$3,700	$3,070	$260	$7,030

(1)
Represents PCs held by us in our Capital Markets segment mortgage investments portfolio which are recorded as a reduction to debt securities of consolidated trusts held by third parties on our condensed consolidated balance sheets.

(2)	Includes other collateralized borrowings and collateral related to transactions with certain clearinghouses.
The table below summarizes the underlying collateral pledged and the remaining contractual maturity of our gross obligations under securities sold under agreements to repurchase.

	June 30, 2017
(In millions)	Overnight and continuous	30 days or less	After 30 days through 90 days	Greater than 90 days	Total
U.S. Treasury securities	$—	$4,315	$498	$—	$4,813

Freddie Mac Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9: STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below present changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.

	YTD 2017
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$915	($480)	$21	$456
Other comprehensive income before reclassifications(1)	486	—	(3)	483
Amounts reclassified from accumulated other comprehensive income	(193)	55	—	(138)
Changes in AOCI by component	293	55	(3)	345
Ending balance	$1,208	($425)	$18	$801

	YTD 2016
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$1,740	($621)	$34	$1,153
Other comprehensive income before reclassifications(1)	442	—	1	443
Amounts reclassified from accumulated other comprehensive income	(214)	66	(1)	(149)
Changes in AOCI by component	228	66	—	294
Ending balance	$1,968	($555)	$34	$1,447

(1)	For YTD 2017 and YTD 2016, net of tax expense of $0.3 billion and $0.2 billion, respectively, for AOCI related to available-for-sale securities.

Freddie Mac Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our condensed consolidated statements of comprehensive income.

Details about Accumulated Other Comprehensive Income Components					Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income
(In millions)	2Q 2017	2Q 2016	YTD 2017	YTD 2016
AOCI related to available-for-sale securities
	$123	$386	$313	$458	Other gains on investment securities recognized in earnings
	(3)	(72)	(16)	(129)	Net impairment of available-for-sale securities recognized in earnings
	120	314	297	329	Total before tax
	(41)	(110)	(104)	(115)	Tax (expense) or benefit
	79	204	193	214	Net of tax
AOCI related to cash flow hedge relationships
	—	(1)	—	(1)	Interest expense
	(42)	(48)	(85)	(99)	Expense related to derivatives
	(42)	(49)	(85)	(100)	Total before tax
	15	17	30	34	Tax (expense) or benefit
	(27)	(32)	(55)	(66)	Net of tax
AOCI related to defined benefit plans
	—	1	—	2	Salaries and employee benefits
	—	(1)	—	(1)	Tax (expense) or benefit
	—	—	—	1	Net of tax
Total reclassifications in the period	$52	$172	$138	$149	Net of tax
Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.4 billion and $0.6 billion at June 30, 2017 and June 30, 2016, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $117 million, net of taxes, of the $0.4 billion of cash flow hedge losses in AOCI at June 30, 2017 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 16 years.

Freddie Mac Form 10-Q	116

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

SENIOR PREFERRED STOCK

At June 30, 2017, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount at June 30, 2017 and the Capital Reserve Amount of $600 million in 2017, our dividend requirement to Treasury in September 2017 will be $2.0 billion. If the Conservator, acting as successor to the rights, titles, powers and privileges of the Board of Directors, declares a senior preferred stock dividend equal to our dividend requirement and directs us to pay it before September 30, 2017, we would expect to pay a dividend of $2.0 billion by September 30, 2017. If for any reason we were not to pay the amount of our dividend requirement on the senior preferred stock in full, the unpaid amount would be added to the liquidation preference, but this would not affect our ability to draw funds from Treasury under the Purchase Agreement. See Note 2 for additional information. Our cumulative senior preferred stock dividend payments totaled $108.2 billion as of June 30, 2017. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion as of both June 30, 2017 and December 31, 2016.
STOCK ISSUANCES AND REPURCHASES

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2Q 2017, except for issuances of treasury stock relating to stock-based compensation granted prior to conservatorship.
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

Freddie Mac Form 10-Q	117

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

•	Weighted average shares related to stock options if the average market price during the period exceeds the exercise price; and

•	The weighted-average of restricted stock units.
During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect.
For purposes of the earnings-per-share calculation, all stock options outstanding at June 30, 2017 and June 30, 2016 were out of the money and excluded from the computation of dilutive potential common shares during 2Q 2017 and YTD 2017, and 2Q 2016 and YTD 2016, respectively.
DIVIDENDS DECLARED

No common dividends were declared during YTD 2017. During 1Q 2017 and 2Q 2017, we paid dividends of $4.5 billion and $2.2 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during YTD 2017.

Freddie Mac Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

NOTE 10: INCOME TAXES
INCOME TAX (EXPENSE) BENEFIT

For 2Q 2017 and 2Q 2016, we reported an income tax expense of $0.8 billion and $0.5 billion, respectively, resulting in effective tax rates of 33.5% and 31.9%, respectively. For YTD 2017 and YTD 2016, we reported an income tax expense of $1.9 billion and $0.3 billion, respectively, resulting in effective tax rates of 33.4% and 32.8%, respectively. Our effective tax rate differed from the statutory rate of 35% in these periods primarily due to our recognition of low income housing tax credits.
DEFERRED TAX ASSETS, NET

We had net deferred tax assets of $14.8 billion and $15.8 billion as of June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at June 30, 2017, we determined that it is more likely than not that our net deferred tax assets will be realized. Therefore, a valuation allowance was not necessary.
UNRECOGNIZED TAX BENEFITS

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of June 30, 2017.

Freddie Mac Form 10-Q	119

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

NOTE 11: SEGMENT REPORTING
We have three reportable segments, which are based on the type of business activities each performs - Single-family Guarantee, Multifamily, and Capital Markets (previously reported as the "Investments" segment in our 2016 Annual Report). The chart below provides a summary of our three reportable segments and the All Other category. For more information, see our 2016 Annual Report.

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
Contribution to GAAP comprehensive income (loss)
Capital Markets
The Capital Markets segment reflects results from managing the company's mortgage-related investments portfolio (excluding Multifamily segment investments, single-family seriously delinquent loans, and the credit risk of single-family performing and reperforming loans), treasury function, and interest-rate risk.
Contribution to GAAP comprehensive income (loss)
All Other	The All Other category consists of material corporate-level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments.	N/A
SEGMENT EARNINGS

We present Segment Earnings by reclassifying certain credit guarantee-related activities and investment-related activities between various line items on our GAAP consolidated statements of comprehensive income and allocating certain revenues and expenses, including funding costs and administrative expenses, to our three reportable segments.
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
During 1Q 2017, we changed how we calculate certain components of our Segment Earnings for our Capital Markets segment. The purpose of this change is to simplify Segment Earnings results relative to GAAP results in order to better reflect how management evaluates the Capital Markets segment. Prior period results have been revised to conform to the current period presentation. The change includes:

•
The discontinuation of adjustments to net interest income which reflected the reclassification of amortization of upfront cash paid and received upon acquisitions and issuances of swaptions and options from derivative gains (losses) to net interest income for the Capital Markets segment. The discontinuation of the adjustments resulted in an increase to net interest income for the Capital Markets segment of $319 million and $600 million for 2Q 2016 and YTD 2016, respectively, to align with the current presentation.

Freddie Mac Form 10-Q	120

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The table below presents Segment Earnings by segment.

(In millions)	2Q 2017	2Q 2016	YTD 2017	YTD 2016
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$778	$584	$1,488	$1,394
Multifamily	389	264	838	411
Capital Markets	497	145	1,549	(1,166)
All Other	—	—	—	—
Total Segment Earnings, net of taxes	1,664	993	3,875	639
Net income	$1,664	$993	$3,875	$639
Comprehensive income (loss) of segments:
Single-family Guarantee	$778	$583	$1,486	$1,394
Multifamily	462	271	907	421
Capital Markets	746	279	1,827	(882)
All Other	—	—	—	—
Comprehensive income of segments	1,986	1,133	4,220	933
Comprehensive income	$1,986	$1,133	$4,220	$933

Freddie Mac Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The tables below present detailed reconciliations between our GAAP financial statements and Segment Earnings for our reportable segments and All Other.

	2Q 2017
					Total Segment Earnings (Loss)		Total per Condensed Consolidated Statements of Comprehensive Income
(In millions)	Single-family Guarantee	Multifamily	Capital Markets	All Other		Reclassifications
Net interest income	$—	$292	$875	$—	$1,167	$2,212	$3,379
Guarantee fee income(1)	1,506	162	—	—	1,668	(1,510)	158
Benefit for credit losses	12	6	—	—	18	404	422
Net impairment of available-for-sale securities recognized in earnings	—	—	71	—	71	(74)	(3)
Derivative gains (losses)	(17)	(180)	(485)	—	(682)	(414)	(1,096)
Gains (losses) on trading securities	—	(16)	(46)	—	(62)	—	(62)
Gains (losses) on loans	—	42	—	—	42	151	193
Other non-interest income (loss)	376	386	419	—	1,181	(665)	516
Administrative expenses	(332)	(95)	(86)	—	(513)	—	(513)
REO operations expense	(41)	—	—	—	(41)	4	(37)
Other non-interest expense	(335)	(12)	(1)	—	(348)	(108)	(456)
Income tax expense	(391)	(196)	(250)	—	(837)	—	(837)
Net income	778	389	497	—	1,664	—	1,664
Changes in unrealized gains (losses) related to available-for-sale securities	—	73	222	—	295	—	295
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	27	—	27	—	27
Changes in defined benefit plans	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of taxes	—	73	249	—	322	—	322
Comprehensive income	$778	$462	$746	$—	$1,986	$—	$1,986

	YTD 2017
					Total Segment Earnings (Loss)		Total per Condensed Consolidated Statements of Comprehensive Income
(In millions)	Single-family Guarantee	Multifamily	Capital Markets	All Other		Reclassifications
Net interest income	$—	$563	$1,804	$—	$2,367	$4,807	$7,174
Guarantee fee income(1)	2,924	313	—	—	3,237	(2,930)	307
Benefit for credit losses	51	12	—	—	63	475	538
Net impairment of available-for-sale securities recognized in earnings	—	(4)	144	—	140	(156)	(16)
Derivative gains (losses)	(32)	(53)	(433)	—	(518)	(880)	(1,398)
Gains (losses) on trading securities	—	(15)	(181)	—	(196)	—	(196)
Gains (losses) on loans	—	9	—	—	9	198	207
Other non-interest income (loss)	710	658	1,167	—	2,535	(1,359)	1,176
Administrative expense	(665)	(190)	(169)	—	(1,024)	—	(1,024)
REO operations expense	(100)	—	—	—	(100)	7	(93)
Other non-interest expense	(653)	(33)	(5)	—	(691)	(162)	(853)
Income tax expense	(747)	(422)	(778)	—	(1,947)	—	(1,947)
Net income	1,488	838	1,549	—	3,875	—	3,875
Changes in unrealized gains (losses) related to available-for-sale securities	—	69	224	—	293	—	293
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	55	—	55	—	55
Changes in defined benefit plans	(2)	—	(1)	—	(3)	—	(3)
Total other comprehensive income (loss), net of taxes	(2)	69	278	—	345	—	345
Comprehensive income	$1,486	$907	$1,827	$—	$4,220	$—	$4,220

Freddie Mac Form 10-Q	122

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	2Q 2016
					Total Segment Earnings (Loss)		Total per Condensed Consolidated Statements of Comprehensive Income
(In millions)	Single-family Guarantee	Multifamily	Capital Markets	All Other		Reclassifications
Net interest income	$—	$283	$925	$—	$1,208	$2,235	$3,443
Guarantee fee income(1)	1,501	124	—	—	1,625	(1,501)	124
Benefit for credit losses	121	6	—	—	127	648	775
Net impairment of available-for-sale securities recognized in earnings	—	—	49	—	49	(121)	(72)
Derivative gains (losses)	(21)	(296)	(1,322)	—	(1,639)	(419)	(2,058)
Gains (losses) on trading securities	—	42	22	—	64	—	64
Gains (losses) on loans	—	124	—	—	124	(605)	(481)
Other non-interest income (loss)	(78)	212	551	—	685	(86)	599
Administrative expenses	(314)	(86)	(75)	—	(475)	—	(475)
REO operations expense	(31)	—	—	—	(31)	2	(29)
Other non-interest expense	(268)	(9)	(1)	—	(278)	(153)	(431)
Income tax expense	(326)	(136)	(4)	—	(466)	—	(466)
Net income	584	264	145	—	993	—	993
Changes in unrealized gains (losses) related to available-for-sale securities	—	7	102	—	109	—	109
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	32	—	32	—	32
Changes in defined benefit plans	(1)	—	—	—	(1)	—	(1)
Total other comprehensive income (loss), net of taxes	(1)	7	134	—	140	—	140
Comprehensive income	$583	$271	$279	$—	$1,133	$—	$1,133

	YTD 2016
					Total Segment Earnings (Loss)		Total per Condensed Consolidated Statements of Comprehensive Income
(In millions)	Single-family Guarantee	Multifamily	Capital Markets	All Other		Reclassifications
Net interest income	$—	$535	$1,954	$—	$2,489	$4,359	$6,848
Guarantee fee income(1)	2,786	232	—	—	3,018	(2,784)	234
Benefit for credit losses	410	11	—	—	421	821	1,242
Net impairment of available-for-sale securities recognized in earnings	—	—	130	—	130	(259)	(129)
Derivative gains (losses)	(29)	(1,083)	(4,598)	—	(5,710)	(909)	(6,619)
Gains (losses) on trading securities	—	104	191	—	295	—	295
Gains (losses) on loans	—	621	—	—	621	(624)	(3)
Other non-interest income (loss)	154	390	740	—	1,284	(309)	975
Administrative expense	(609)	(166)	(148)	—	(923)	—	(923)
REO operations expense	(118)	—	—	—	(118)	5	(113)
Other non-interest expense	(520)	(33)	(3)	—	(556)	(300)	(856)
Income tax (expense) benefit	(680)	(200)	568	—	(312)	—	(312)
Net income (loss)	1,394	411	(1,166)	—	639	—	639
Changes in unrealized gains (losses) related to available-for-sale securities	—	10	218	—	228	—	228
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	66	—	66	—	66
Changes in defined benefit plans	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of taxes	—	10	284	—	294	—	294
Comprehensive income (loss)	$1,394	$421	($882)	$—	$933	$—	$933

(1)	Guarantee fee income is included in other income (loss) on our GAAP condensed consolidated statements of comprehensive income.

Freddie Mac Form 10-Q	123

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12: CONCENTRATION OF CREDIT AND OTHER RISKS
SINGLE-FAMILY CREDIT GUARANTEE PORTFOLIO

The table below summarizes the concentration by loan portfolio and geographic area of the approximately $1.8 trillion UPB of our single-family credit guarantee portfolio at both June 30, 2017 and December 31, 2016. See Note 4 and Note 5 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.

	June 30, 2017		December 31, 2016		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	YTD 2017	YTD 2016
Loan Portfolio
Core single-family loan portfolio	75%	0.18%	73%	0.20%	2%	7%
Legacy and relief refinance single-family loan portfolio	25	2.07%	27	2.28%	98	93
Total	100%	0.85%	100%	1.00%	100%	100%
Region(1)(3)
West	30%	0.49%	30%	0.57%	31%	10%
Northeast	25	1.25%	25	1.45%	32	40
North Central	16	0.81%	16	0.93%	15	26
Southeast	16	1.00%	16	1.19%	20	19
Southwest	13	0.65%	13	0.78%	2	5
Total	100%	0.85%	100%	1.00%	100%	100%
State(2)(3)
California	18%	0.40%	18%	0.46%	21%	4%
Florida	6	1.15%	6	1.42%	13	8
Illinois	5	1.15%	5	1.34%	9	10
New Jersey	3	1.86%	3	2.26%	8	10
New York	5	1.77%	5	2.05%	7	10
All other	63	0.77%	63	0.90%	42	58
Total	100%	0.85%	100%	1.00%	100%	100%

(1)
Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

(2)	States presented based on those with the highest percentage of credit losses during YTD 2017.

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

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Interest-only	1%	1%	4.45%	4.34%
Alt-A	2%	2%	4.89%	5.21%
Original LTV ratio greater than 90%(2)	16%	16%	1.33%	1.58%
Lower credit scores at origination (less than 620)	2%	2%	5.05%	5.73%

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchase as part of our participation in the MHA Program.

Freddie Mac Form 10-Q	125

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

SELLERS AND SERVICERS

We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The table below summarizes the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume.

	YTD 2017	YTD 2016
Single-family Sellers
Wells Fargo Bank, N.A.	17%	13%
Other top 10 sellers	36	34
Top 10 single-family sellers	53%	47%
Multifamily Sellers
CBRE Capital Markets, Inc.	17%	18%
Berkeley Point Capital LLC	12	6
Berkadia Commercial Mortgage LLC	10	20
Holliday Fenoglio Fowler, L.P.	10	9
Walker & Dunlop, LLC	7	12
Other top 10 sellers	25	17
Top 10 multifamily sellers	81%	82%
In recent years, there has been a shift in our purchase volume from depository institutions to non-depository and smaller depository financial institutions. Some of these non-depository sellers have grown rapidly in recent years, and we purchase a significant share of our loans from them. Our top three non-depository sellers provided approximately 14% of our single-family purchase volume during YTD 2017.
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

	June 30, 2017	December 31, 2016
Single-family Servicers
Wells Fargo Bank, N.A.	19%	19%
Other top 10 servicers	39	41
Top 10 single-family servicers	58%	60%
Multifamily Servicers
Wells Fargo Bank, N.A.	16%	15%
CBRE Capital Markets, Inc.	12	14
Berkeley Point Capital LLC	10	8
Berkadia Commercial Mortgage LLC	10	11
Other top 10 servicers	31	31
Top 10 multifamily servicers	79%	79%
In recent years, there has been a shift in our servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a

Freddie Mac Form 10-Q	126

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

large share of our loans. As of both June 30, 2017 and December 31, 2016, approximately 10% of our single-family credit guarantee portfolio was serviced by our top three non-depository servicers. Several of these non-depository servicers also service a large share of the loans underlying our investments in non-agency mortgage-related securities. We routinely monitor the performance of our largest non-depository servicers.
MORTGAGE INSURERS

We have counterparty credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our loan loss reserves. See Note 4 for additional information. As of June 30, 2017, mortgage insurers provided coverage with maximum loss limits of $79.5 billion, for $310.1 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance.
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

		Mortgage Insurance Coverage
	Credit Rating(1)	June 30, 2017	December 31, 2016
Arch Mortgage Insurance Company	BBB+	24%	25%
Radian Guaranty Inc.	BBB-	21	21
Mortgage Guaranty Insurance Corporation	BBB-	20	20
Genworth Mortgage Insurance Corporation	BB+	15	15
Essent Guaranty, Inc.	BBB	11	10%
Total		91%	91%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty. Latest rating available as of June 30, 2017. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

We received proceeds of $0.2 billion during both YTD 2017 and YTD 2016 from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.1 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of both June 30, 2017 and December 31, 2016. The balance of these receivables, net of associated reserves, was approximately $0.1 billion at both June 30, 2017 and December 31, 2016.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of both June 30, 2017 and December 31, 2016, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We reserved for all of these unpaid amounts as

Freddie Mac Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

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
Our other investments and cash counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, highly-rated supranational institutions, and government money market funds. Certain of our securities purchased under agreements to resell are used to provide financing to investors in Freddie Mac securities to increase liquidity and grow the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty risk of these institutions. As of June 30, 2017 and December 31, 2016, including amounts related to our consolidated VIEs, there were $58.9 billion and $73.8 billion, respectively, of cash and securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities classified as cash equivalents, or cash deposited with the Federal Reserve Bank of New York. As of June 30, 2017, all of our securities purchased under agreements to resell were fully collateralized.
NON-AGENCY MORTGAGE-RELATED SECURITY ISSUERS

We are engaged in various loss mitigation efforts concerning certain investments in non-agency mortgage-related securities, including the matters described below.
In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against a number of corporate families of financial institutions and related defendants alleging securities laws violations and, in some cases, fraud. On July 12, 2017, FHFA reached a settlement with the Royal Bank of Scotland Group plc, related companies and specifically named individuals (collectively RBS). The settlement resolves all claims in the lawsuit filed by FHFA against RBS in the U.S. District Court for the District of Connecticut. Under the terms of the agreement, RBS will pay Freddie Mac approximately $4.5 billion. We expect to recognize this amount within non-interest income on our condensed consolidated statements of comprehensive income during the third quarter of 2017. The separate lawsuit filed by FHFA against Nomura Holding America, Inc. (or Nomura) and RBS in the U.S. District Court for the Southern District of New York remains outstanding. This case went to trial in March 2015. In May 2015, the judge ruled against the defendants and ordered them to pay an aggregate of $806 million, of which $779 million will be paid to Freddie Mac. The order also provides for Freddie Mac to transfer the mortgage-related securities at issue in this trial to the defendants. The defendants have agreed to pay for certain costs, legal fees and expenses if FHFA prevails in the litigation. This expense reimbursement payment is subject to various conditions, and is capped at $33 million (half of any such payment would be made to Freddie Mac). The defendants filed a notice of appeal, and the case is pending before the U.S. Court of Appeals for the Second Circuit.

Freddie Mac Form 10-Q	128

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

We worked with an investor consortium to enforce certain claims with J.P. Morgan Chase & Co. relating to a number of non-agency mortgage-related securities. A settlement agreement was entered into with respect to these claims. The settlement is subject to certain conditions, which have not yet been satisfied. Our expected benefit from the settlement, which currently totals approximately $29 million, will be recognized in earnings over the expected remaining life of the securities, unless the securities are sold, at which time the benefit would be considered in the sales price of the securities.
The majority of the single-family loans underlying our investments in non-agency mortgage-related securities are serviced by non-depository servicers. As of June 30, 2017 and December 31, 2016, approximately $7.1 billion and $8.4 billion, respectively, in UPB of loans underlying our investments in single-family non-agency mortgage-related securities were serviced by subsidiaries and/or affiliates of Ocwen Financial Corp. Ocwen and its subsidiaries and/or affiliates have been the subject of significant adverse regulatory scrutiny. On April 20, 2017, the CFPB and numerous state regulators initiated legal and regulatory actions against Ocwen and its subsidiaries and/or affiliates challenging various aspects of their mortgage servicing practices. We continue to closely monitor Ocwen's performance.

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends in September 2017, the beneficial pricing afforded to HARP loans may no longer be reflected in the pricing structure of our guarantee fees. If these benefits were not reflected in the pricing for these loans, the fair value of our loans would have decreased by $3.6 billion and $5.3 billion as of June 30, 2017 and December 31, 2016, respectively. The total fair value of the loans in our portfolio that reflect the pricing afforded to HARP loans as of June 30, 2017 and December 31, 2016 is $41.3 billion and $52.8 billion, respectively.
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

	June 30, 2017
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$34,627	$5,686	$—	$40,313
Other agency	—	3,623	51	—	3,674
Non-agency RMBS	—	—	8,639	—	8,639
Non-agency CMBS	—	462	3,470	—	3,932
Obligations of states and political subdivisions	—	—	481	—	481
Total available-for-sale securities, at fair value	—	38,712	18,327	—	57,039
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	12,065	888	—	12,953
Other agency	—	6,696	10	—	6,706
All other	—	27	108	—	135
Total mortgage-related securities	—	18,788	1,006	—	19,794
Non-mortgage-related securities	19,860	2,106	—	—	21,966
Total trading securities, at fair value	19,860	20,894	1,006	—	41,760
Total investments in securities	19,860	59,606	19,333	—	98,799
Mortgage loans:
Held-for-sale, at fair value	—	17,982	—	—	17,982
Derivative assets, net:
Interest-rate swaps	—	3,922	—	—	3,922
Option-based derivatives	—	5,428	—	—	5,428
Other	—	156	1		157
Subtotal, before netting adjustments	—	9,506	1	—	9,507
Netting adjustments(1)	—	—	—	(8,556)	(8,556)
Total derivative assets, net	—	9,506	1	(8,556)	951
Other assets:
Guarantee asset, at fair value	—	—	2,480	—	2,480
Non-derivative held-for-sale purchase commitments, at fair value	—	149	—	—	149
All other, at fair value	—	—	—	—	—
Total other assets	—	149	2,480	—	2,629
Total assets carried at fair value on a recurring basis	$19,860	$87,243	$21,814	($8,556)	$120,361
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$19	$531	$—	$550
Other debt, at fair value		5,485	89		5,574
Derivative liabilities, net:
Interest-rate swaps	—	8,279	—	—	8,279
Option-based derivatives	—	114	—	—	114
Other		125	71	—	196
Subtotal, before netting adjustments	—	8,518	71	—	8,589
Netting adjustments(1)	—	—	—	(8,291)	(8,291)
Total derivative liabilities, net	—	8,518	71	(8,291)	298
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	11	—	—	11
All other, at fair value	—	—	17		17
Total liabilities carried at fair value on a recurring basis	$—	$14,033	$708	($8,291)	$6,450

Freddie Mac Form 10-Q	132

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.

	June 30, 2017				December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$258	$8,749	$9,007	$—	$199	$2,483	$2,682

(1)
Includes loans that are classified as held-for-investment and have been measured for impairment based on the fair value of the underlying collateral and held-for-sale loans where the fair value is below cost.

LEVEL 3 FAIR VALUE MEASUREMENTS

The tables below present a reconciliation of all assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis using significant unobservable inputs (Level 3), including transfers into and out of Level 3 assets and liabilities. The tables also present gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recognized in our condensed consolidated statements of comprehensive income for Level 3 assets and liabilities. When assets and liabilities are transferred between levels, we recognize the transfer as of the beginning of the period.

Freddie Mac Form 10-Q	134

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	2Q 2017
		Realized and unrealized gains (losses)
	Balance, April 1, 2017	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2017	Unrealized gains (losses) still held(3)
	(In millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$6,419	$10	$17	$27	$258	$—	($482)	($391)	$—	($145)	$5,686	($5)
Other agency	62	—	—	—	—	—	—	(3)	—	(8)	51	—
Non-agency RMBS	9,270	153	158	311	—	—	(477)	(465)	—	—	8,639	70
Non-agency CMBS	3,360	2	120	122	—	—	—	(12)	—	—	3,470	2
Obligations of states and political subdivisions	560	1	(1)	—	—	—	—	(79)	—	—	481	—
Total available-for-sale mortgage-related securities	19,671	166	294	460	258	—	(959)	(950)	—	(153)	18,327	67
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	552	(51)	—	(51)	474	—	—	—	83	(170)	888	(42)
Other agency	11	(1)	—	(1)	—	—	—	—	—	—	10	—
All other	109	1	—	1	—	—	—	(2)	—	—	108	2
Total trading mortgage-related securities	672	(51)	—	(51)	474	—	—	(2)	83	(170)	1,006	(40)
Other assets:
Guarantee asset	2,340	4	—	4	—	249	—	(113)	—	—	2,480	4

		Realized and unrealized (gains) losses
	Balance, April 1, 2017	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, June 30, 2017	Unrealized (gains) losses still held(3)
	(In millions)
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$530	$1	$—	$1	$—	$—	$—	$—	$—	$—	$531	$1
Other debt, at fair value	94	—	—	—	—	—	—	(5)	—	—	89	—
Net derivatives(2)	61	20	—	20	—	—	—	(10)	—	—	71	12
Other liabilities:
All other, at fair value	10	6	—	6	1	—	—	—	—	—	17	6

Freddie Mac Form 10-Q	135

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	YTD 2017
		Realized and unrealized gains (losses)
	Balance, January 1, 2017	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)		Transfers out of Level 3(1)	Balance, June 30, 2017	Unrealized gains (losses) still held(3)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$9,847	($1)	$35	$34	$494	$—	($907)	($703)	$17		($3,096)	$5,686	($10)
Other agency	66	—	(1)	(1)	—	—	—	(6)	—		(8)	51	—
Non-agency RMBS	11,797	431	60	491	—	—	(2,694)	(955)	—		—	8,639	137
Non-agency CMBS	3,366	2	122	124	—	—	—	(20)	—		—	3,470	2
Obligations of states and political subdivisions	665	1	(1)	—	—	—	—	(184)	—		—	481	—
Total available-for-sale mortgage-related securities	25,741	433	215	648	494	—	(3,601)	(1,868)	17		(3,104)	18,327	129
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,095	(84)	—	(84)	539	—	(592)	(9)	131		(192)	888	(74)
Other agency	12	(2)	—	(2)	—	—	—	—	—		—	10	(2)
All other	113	1	—	1	—	—	—	(6)	—		—	108	1
Total trading mortgage-related securities	1,220	(85)	—	(85)	539	—	(592)	(15)	131		(192)	1,006	(75)
Other assets:
Guarantee asset	2,299	(3)	—	(3)	—	413	—	(229)	—		—	2,480	(3)

		Realized and unrealized (gains) losses
	Balance, January 1, 2017	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)		Transfers out of Level 3(1)	Balance, June 30, 2017	Unrealized (gains) losses still held(3)
	(in millions)
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$—	$1	$—	$1	$—	$530	$—	$—	$—	—	$—	$531	$1
Other debt, at fair value	95	—	—	—	—	—	—	(6)	—		—	89	—
Net derivatives(2)	50	33	—	33	—	1	—	(13)	—		—	71	21
Other liabilities:
All other, at fair value	(2)	7	—	7	12	—	—	—	—		—	17	7

Freddie Mac Form 10-Q	136

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	2Q 2016
		Realized and unrealized gains (losses)
	Balance, April 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2016	Unrealized gains (losses) still held(3)
	(In millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$4,369	$6	$96	$102	$9,621	$—	($109)	($61)	$—	($2,460)	$11,462	$—
Other agency	85	(1)	—	(1)	—	—	—	(5)	—	(6)	73	—
Non-agency RMBS	18,768	255	16	271	—	—	(2,443)	(1,099)	—	—	15,497	45
Non-agency CMBS	3,627	1	10	11	—	—	(17)	(10)	—	—	3,611	1
Obligations of states and political subdivisions	1,012	—	—	—	—	—	—	(122)	—	—	890	—
Total available-for-sale mortgage-related securities	27,861	261	122	383	9,621	—	(2,569)	(1,297)	—	(2,466)	31,533	46
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	123	3	—	3	204	46	(4)	(2)	19	(74)	315	(3)
Other agency	29	(1)	—	(1)	595	—	—	(8)	—	—	615	(1)
All other	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	153	2	—	2	799	46	(4)	(10)	19	(74)	931	(4)
Other assets:
Guarantee asset	1,894	10	—	10	219	22	—	(88)	—	—	2,057	10

		Realized and unrealized (gains) losses
	Balance, April 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2016	Unrealized (gains) losses still held
	(In millions)
Liabilities
Other debt, at fair value	$—	$—	$—	$—	$—	$52	$—	$—	$—	$—	$52	$—
Net derivatives(2)	11	71	—	71	—	—	—	(55)	—	—	27	19
Other Liabilities:
All other, at fair value	8	7	—	7	—	—	—	—	—	—	15	15

Freddie Mac Form 10-Q	137

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	YTD 2016
		Realized and unrealized gains (losses)
	Balance, January 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2016	Unrealized gains (losses) still held(3)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,608	$20	$67	$87	$9,637	$—	($471)	($84)	$—	($315)	$11,462	$—
Other agency	91	—	—	—	—	—	—	(11)	—	(7)	73	—
Non-agency RMBS	20,333	374	(287)	87	—	—	(3,018)	(1,905)	—		15,497	133
Non-agency CMBS	3,530	1	98	99	—	—	—	(18)	—		3,611	1
Obligations of states and political subdivisions	1,205	1	(2)	(1)	—	—	—	(314)	—		890	—
Total available-for-sale mortgage-related securities	27,767	396	(124)	272	9,637	—	(3,489)	(2,332)	—	(322)	31,533	134
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	331	(8)	—	(8)	204	46	(142)	(2)	19	(133)	315	(5)
Other agency	41	—	—	—	594	—	(13)	(7)	—	—	615	(2)
All other	2	—	—	—	—	—	—	(1)	—	—	1	—
Total trading mortgage-related securities	374	(8)	—	(8)	798	46	(155)	(10)	19	(133)	931	(7)
Other assets:
Guarantee asset	1,753	68	—	68	360	38	—	(162)	—	—	2,057	68

		Realized and unrealized (gains) losses
	Balance, January 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, June 30, 2016	Unrealized (gains) losses still held
	(in millions)
Liabilities
Other debt, at fair value	$—	$—	$—	$—	$—	$52	$—	$—	$—	$—	$52	$—
Net derivatives(2)	8	75	—	75	—	—	—	(56)	—	—	27	19
Other Liabilities:
All other, at fair value	10	5	—	5	—	—	—	—	—	—	15	15

(1)
Transfers out of Level 3 during 2Q 2017 and YTD 2017 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 2Q 2017 and YTD 2017 consisted primarily of certain mortgage-related securities due to a lack of market activity and relevant price quotes from dealers and third-party pricing services.

(2)	Amounts are prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at June 30, 2017 and June 30, 2016, respectively. Included in these amounts are other-than temporary impairments recorded on available-for-sale securities.

Freddie Mac Form 10-Q	138

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The tables below provide valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3).

June 30, 2017
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$5,493	Discounted cash flows	OAS	31 - 520 bps	97 bps
	193	Other
Total Freddie Mac	5,686
Other agency	31	Median of external sources
	20	Single external source
	—	Other
Total other agency	51
Non-agency RMBS	7,214	Median of external sources	External pricing sources	$70.0 - $75.4	$72.0
	1,425	Other
Total non-agency RMBS	8,639
Non-agency CMBS	3,469	Single external source	External pricing source	$6.1 - $107.9	$95.9
	1	Other
Total non-agency CMBS	3,470
Obligations of states and political subdivisions	444	Median of external sources	External pricing sources	$101.3 - $101.7	$101.5
	37	Other
Total obligations of states and political subdivisions	481
Total available-for-sale mortgage-related securities	18,327
Trading, at fair value
Mortgage-related securities
Freddie Mac	417	Discounted cash flows	OAS	(7,125) - 39,942 bps	331 bps
	119	Risk metrics	Effective Duration	0.00 - 13.15 years	10.73 years
	352	Other
Total Freddie Mac	888
Other agency	10	Discounted cash flows
All other	108	Discounted cash flows	OAS	(15) - 788 bps	66 bps
Total trading mortgage-related securities	1,006
Total investments in securities	$19,333
Other assets:
Guarantee asset, at fair value	$2,480	Discounted cash flows	OAS	17-198 bps	44 bps
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	531	Single External Source	External Pricing Sources	$100.0 -$100.3	$100.2
Other debt, at fair value	89	Other
Net derivatives	71	Other
Other liabilities
All other, at fair value	17	Other

Freddie Mac Form 10-Q	139

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

December 31, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
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

(1)
Certain unobservable input types, range, and weighted average data are not disclosed in these tables if they are associated with a class: (a) that has a Level 3 fair value measurement that is not considered material; or (b) where we have disclosed the predominant valuation technique with related unobservable inputs for the most significant portion of that class.

Freddie Mac Form 10-Q	140

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The tables below provide valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our consolidated balance sheets at fair value on a non-recurring basis using unobservable inputs (Level 3). Certain of the fair values in the tables below were not obtained as of the period end, but were obtained during the period.

June 30, 2017
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$8,749
		Internal model	Historical sales proceeds	$3,000 - $900,000	$172,706
		Internal model	Housing sales index	42 bps - 367 bps	97 bps
		Income capitalization(1)	Capitalization rates	7% - 10%	7%
		Median of external sources	External pricing sources	$36.5-$94.8	$79.1

December 31, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$2,483
		Internal model	Historical sales proceeds	$3,000 - $770,000	$167,137
		Internal model	Housing sales index	42 - 374 bps	96 bps
		Income capitalization(1)	Capitalization rates	7%- 10%	7%
		Median of external sources	External pricing sources	$37.0 - $94.3	$75.0

(1)
The predominant valuation technique used for multifamily loans. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The tables below present the carrying value and estimated fair value of our financial instruments. For certain types of financial instruments, such as cash and cash equivalents, restricted cash and cash equivalents, securities purchased under agreements to resell, advances to lenders and certain other debt, including securities sold under agreements to repurchase, the carrying value on our GAAP balance sheets approximates fair value, and these assets are short-term in nature and have limited market value volatility.

Freddie Mac Form 10-Q	141

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	June 30, 2017
		Fair Value
(In millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Financial Assets
Cash and cash equivalents	$6,666	$6,666	$—	$—	$—	$6,666
Restricted cash and cash equivalents	4,464	4,464	—	—	—	4,464
Securities purchased under agreements to resell	47,791	—	47,791	—	—	47,791
Investments in securities:
Available-for-sale, at fair value	57,039	—	38,712	18,327		57,039
Trading, at fair value	41,760	19,860	20,894	1,006	—	41,760
Total investments in securities	98,799	19,860	59,606	19,333	—	98,799
Mortgage loans:
Loans held by consolidated trusts	1,723,922	—	1,588,132	146,502	—	1,734,634
Loans held by Freddie Mac	108,220	—	32,538	78,421	—	110,959
Total mortgage loans	1,832,142	—	1,620,670	224,923	—	1,845,593
Derivative assets, net	951		9,506	1	(8,556)	951
Guarantee asset	2,480	—	—	2,653	—	2,653
Non-derivative purchase commitments, at fair value	149	—	149	32	—	181
Advances to lenders	1,243	—	—	1,243	—	1,243
Total financial assets	$1,994,685	$30,990	$1,737,722	$248,185	($8,556)	$2,008,341
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,672,255	$—	$1,678,003	$2,095	$—	$1,680,098
Other debt	336,911	—	337,717	4,224	—	341,941
Total debt, net	2,009,166	—	2,015,720	6,319	—	2,022,039
Derivative liabilities, net	298	—	8,518	71	(8,291)	298
Guarantee obligation	2,351	—	—	3,216	—	3,216
Non-derivative purchase commitments, at fair value	11	—	11	28	—	39
Total financial liabilities	$2,011,826	$—	$2,024,249	$9,634	($8,291)	$2,025,592

Freddie Mac Form 10-Q	142

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2016
		Fair Value
(In millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Financial Assets
Cash and cash equivalents	$12,369	$12,369	$—	$—	$—	$12,369
Restricted cash and cash equivalents	9,851	9,851	—	—	—	9,851
Securities purchased under agreements to resell	51,548	—	51,548	—	—	51,548
Investments in securities:
Available-for-sale, at fair value	66,757	—	41,016	25,741	—	66,757
Trading, at fair value	44,790	19,402	24,168	1,220	—	44,790
Total investments in securities	111,547	19,402	65,184	26,961	—	111,547
Mortgage loans:
Loans held by consolidated trusts	1,690,218	—	1,554,143	142,121	—	1,696,264
Loans held by Freddie Mac	112,785	—	31,004	84,227	—	115,231
Total mortgage loans	1,803,003	—	1,585,147	226,348	—	1,811,495
Derivative assets, net	747	—	12,265	3	(11,521)	747
Guarantee asset	2,298	—	—	2,490	—	2,490
Non-derivative purchase commitments, at fair value	108	—	108	18	—	126
Advances to lenders	1,278	—	—	1,278	—	1,278
Total financial assets	$1,992,749	$41,622	$1,714,252	$257,098	($11,521)	$2,001,451
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,648,683	$—	$1,651,313	$605	$—	$1,651,918
Other debt	353,321	—	352,837	4,809	—	357,646
Total debt, net	2,002,004	—	2,004,150	5,414	—	2,009,564
Derivative liabilities, net	795	—	12,640	52	(11,897)	795
Guarantee obligation	2,208	—	—	3,399	—	3,399
Non-derivative purchase commitments, at fair value	37	—	37	45	—	82
Total financial liabilities	$2,005,044	$—	$2,016,827	$8,910	($11,897)	$2,013,840

(1)	Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable.

Freddie Mac Form 10-Q	143

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

FAIR VALUE OPTION

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and certain debt.
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option.

	June 30, 2017			December 31, 2016
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt securities of consolidated trusts held by third parties (1)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt securities of consolidated trusts held by third parties (1)
Fair value	$17,982	$5,574	$531	$16,255	$5,866	$—
Unpaid principal balance	17,675	5,089	530	16,231	5,584	—
Difference	$307	$485	$1	$24	$282	$—
(1) Does not include interest-only securities with fair value of $19 million and $144 million as of June 30, 2017 and December 31, 2016, respectively.
Changes in Fair Value under the Fair Value Option Election

We recorded gains of $42 million and $107 million for 2Q 2017 and 2Q 2016, respectively, and $7 million and $579 million for YTD 2017 and YTD 2016, respectively, from the change in fair value on multifamily held-for-sale loans recorded at fair value in other income (loss) in our condensed consolidated statements of comprehensive income.
We recorded gains of $331 million and $207 million for 2Q 2017 and 2Q 2016, respectively, and $555 million and $244 million for YTD 2017 and YTD 2016, respectively, from the change in fair value of multifamily held-for-sale loan purchase commitments recorded at fair value in other income (loss) in our condensed consolidated statements of comprehensive income.
Gains (losses) on debt securities with the fair value option elected were ($102) million and ($108) million for 2Q 2017 and 2Q 2016, respectively, and ($191) million and ($94) million for YTD 2017 and YTD 2016, respectively, and were recorded in other income (loss) in our condensed consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for 2Q 2017 and YTD 2017 and for 2Q 2016 and YTD 2016 for any assets or liabilities for which we elected the fair value option.

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

LITIGATION RELATED TO THE TAYLOR, BEAN & WHITAKER (TBW) BANKRUPTCY

In August 2009, TBW, which had been one of our single-family seller/servicers, filed for bankruptcy in Florida. We entered into a settlement with TBW and the TBW creditors' committee regarding the TBW bankruptcy in 2011. However, we have been involved in litigation with other parties relating to the TBW bankruptcy, as described below.
On or about May 14, 2010, certain underwriters at Lloyds, London and London Market Insurance Companies brought an adversary proceeding in the U.S. Bankruptcy Court for the Middle District of Florida against TBW, Freddie Mac and other parties seeking a declaration rescinding $90 million of mortgage bankers bonds providing fidelity and errors and omissions insurance coverage. Several excess insurers on the bonds thereafter filed similar claims in that action. Freddie Mac filed a proof of loss under the bonds. On April 25, 2016, the Bankruptcy Court approved a settlement agreement among the parties. Upon fulfillment of the terms of the settlement agreement, the Bankruptcy Court dismissed the proceeding with prejudice on June 26, 2017.
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
On December 20, 2016, after briefing and argument on the defendants' renewed motions to dismiss on personal jurisdiction and efficient enforcer grounds, the District Court denied defendants' motions in part and granted them in part. The District Court held that Freddie Mac is an efficient enforcer of the antitrust laws, but dismissed on personal jurisdiction grounds Freddie Mac's antitrust claims against all defendants except HSBC USA, N.A. Freddie Mac and other plaintiffs requested clarification of the District Court's ruling to determine whether it intended to dismiss defendants located in the United States for lack of personal jurisdiction, which request the District Court denied on February 2, 2017. The Court also effectively dismissed Freddie Mac's remaining antitrust claim against HSBC USA, N.A. Freddie Mac filed a motion for reconsideration of the District Court's opinion dismissing Freddie Mac's (and other plaintiffs') antitrust claims on personal jurisdiction grounds. On February 16, 2017, the Court denied Freddie Mac's motion for reconsideration. On March 14, 2017, Freddie Mac and other plaintiffs sought leave to file an appeal of the dismissal of the antitrust and fraud claims or, in the alternative, for the Court to certify its orders dated February 2, 2017 and February 16, 2017 for interlocutory review. On May 3, 2017, the

Freddie Mac Form 10-Q	146

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

District Court denied Freddie Mac’s requests. On May 24, 2017, Freddie Mac filed a petition for a writ of mandamus asking the Second Circuit to direct the District Court to enter a judgment allowing Freddie Mac to appeal or to certify the District Court’s orders for review, which the Second Circuit denied on July 25, 2017.
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

Freddie Mac Form 10-Q	147

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

on July 30, 2014. The complaint alleged that, through the August 2012 amendment to the Purchase Agreement, Treasury and FHFA breached their respective fiduciary duties to Freddie Mac, causing Freddie Mac to suffer damages. The plaintiffs asked that Freddie Mac be awarded compensatory damages and disgorgement, as well as attorneys’ fees, costs and other expenses.
FHFA, joined by Freddie Mac and Fannie Mae, moved to dismiss the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case and the other related cases in January 2014. Treasury filed a motion to dismiss the same day. In September 2014, the District Court granted the motions and dismissed the plaintiffs’ claims. In October 2014, plaintiffs in the In re Fannie Mae/Freddie Mac Senior Preferred Stock Purchase Agreement Class Action Litigations case filed a notice of appeal of the District Court’s decision. The scope of this appeal includes the American European Insurance Company shareholder derivative lawsuit. In October 2014, Arrowood filed a notice of appeal of the District Court’s decision. On February 21, 2017, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part and remanded in part the appealed decision granting the motions to dismiss. The Court of Appeals affirmed dismissal of all claims except certain claims seeking monetary damages for breach of contract and breach of implied duty of good faith and fair dealing. On March 24, 2017, institutional plaintiffs including Arrowood filed a petition for panel rehearing, and on March 31, 2017, the class plaintiffs in the American European Insurance Company litigation also filed a petition for panel rehearing with respect to certain of the claims. On July 17, 2017, the Court of Appeals granted the petitions for rehearing and issued a modified decision, which permitted the institutional plaintiffs to pursue the breach of contract and breach of implied duty of good faith and fair dealing claims that had been remanded. The Court of Appeals also removed language related to the standard to be applied to the implied duty claims, leaving that issue for the District Court to determine on remand.
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

Freddie Mac Form 10-Q	148

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Litigation in the U.S. District Court for the District of Delaware

Jacobs and Hindes vs. FHFA and Treasury. This case was filed on August 17, 2015 as a putative class action lawsuit purportedly on behalf of a class of holders of preferred stock or common stock issued by Freddie Mac or Fannie Mae. The case was also filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac and Fannie Mae as “nominal” defendants. The complaint alleges, among other items, that the August 2012 amendment to the Purchase Agreement violated applicable state law and constituted a breach of contract, as well as a breach of covenants of good faith and fair dealing. Plaintiffs seek equitable and injunctive relief (including restitution of the monies paid by Freddie Mac and Fannie Mae to Treasury under the net worth sweep dividend), compensatory damages, attorneys’ fees, costs and expenses. The case was stayed pending resolution of FHFA's motion to the U.S. Judicial Panel on Multidistrict Litigation to transfer this case to the U.S. District Court for the District of Columbia. This motion was denied on June 2, 2016, and the stay was lifted on July 13, 2016. Plaintiffs filed an application for certification of a question to the Delaware and Virginia Supreme Courts, which was denied on September 12, 2016. On September 7, 2016, plaintiffs filed a motion to amend the complaint, which the Court granted on February 24, 2017. On April 17, 2017, FHFA, Freddie Mac, Fannie Mae, and Treasury each moved to dismiss the amended complaint. Plaintiffs have opposed that motion.
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

Freddie Mac Form 10-Q	149

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15: REGULATORY CAPITAL
In October 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We and Fannie Mae have worked with FHFA to develop an overall risk measurement framework for evaluating Freddie Mac's and Fannie Mae's risk management and business decisions during conservatorship, known as the Conservatorship Capital Framework ("CCF"). We are now working with FHFA on the implementation of the CCF.
We continue to provide quarterly submissions to FHFA on minimum capital. The table below summarizes our minimum capital requirements and deficits and net worth.

(In millions)	June 30, 2017	December 31, 2016
GAAP net worth	$2,586	$5,075
Core capital (deficit)(1)(2)	($70,551)	($67,717)
Less: Minimum capital requirement(1)	18,538	18,933
Minimum capital surplus (deficit)(1)	($89,089)	($86,650)

(1)	Core capital and minimum capital figures are estimates and represent amounts submitted to FHFA. FHFA is the authoritative source for our regulatory capital.

(2)
Core capital excludes certain components of GAAP total equity (i.e., AOCI and the liquidation preference of the senior preferred stock) as these items do not meet the statutory definition of core capital.

Freddie Mac Form 10-Q	150

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 16

NOTE 16: SELECTED FINANCIAL STATEMENT LINE ITEMS
The table below presents the significant components of other income (loss) on our condensed consolidated statements of comprehensive income.

(In millions)	2Q 2017	2Q 2016	YTD 2017	YTD 2016
Other income (loss):
Gains (losses) on loans	$193	($481)	$207	($3)
Gains (losses) on held-for-sale loan purchase commitments	331	207	555	244
All other	170	249	347	681
Total other income (loss)	$694	($25)	$1,109	$922
The table below presents the significant components of other assets and other liabilities on our condensed consolidated balance sheets.

(In millions)	June 30, 2017	December 31, 2016
Other assets:
Real estate owned, net	$1,036	$1,198
Accounts and other receivables(1)	4,534	5,083
Guarantee asset	2,480	2,298
Advances to lenders	1,243	1,278
All other	1,663	2,501
Total other assets	$10,956	$12,358
Other liabilities:
Guarantee obligation	2,351	2,208
Payables related to securities	—	4,510
All other	2,266	2,769
Total other liabilities	$4,617	$9,487

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac Form 10-Q	151

Other Information

OTHER INFORMATION
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 14 in this report, our Form 10-Q for the first quarter of 2017 and our 2016 Annual Report.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. For information on these lawsuits, see the “Legal Proceedings” sections in our 2016 Annual Report and in our Form 10-Q for the first quarter of 2017. Some of these cases were filed in the U.S. District Court for the Southern District of Texas and the U.S. District Court for the District of Columbia.
On May 22, 2017, the U.S. District Court for the Southern District of Texas dismissed the case in that Court. On May 25, 2017, the plantiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit.
On July 17, 2017, the Court of Appeals for the District of Columbia Circuit granted the petitions for rehearing and issued a modified decision, which permitted the institutional plaintiffs to pursue the breach of contract and breach of implied duty of good faith and fair dealing claims that had been remanded. The Court of Appeals also removed language related to the standard to be applied to the implied duty claims, leaving that issue for the U.S. District Court for the District of Columbia to determine on remand.
In addition, lawsuits were filed in the U.S. District Court for the Western District of Michigan and the U.S. District Court for the District of Minnesota on June 1, 2017 and June 22, 2017, respectively, against FHFA, the Director of FHFA, and Treasury. These new lawsuits seek to invalidate the net worth sweep provisions of the senior preferred stock. These lawsuits also challenge the constitutionality of FHFA’s structure, the appointment of the Director of FHFA and the nature of the delegation of authority to FHFA.
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

Freddie Mac Form 10-Q	152

Other Information

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
No stock options were exercised during 2Q 2017. See Note 9 in our 2016 Annual Report for more information.
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

Freddie Mac Form 10-Q	153

Other Information

EXHIBITS
The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

Freddie Mac Form 10-Q	154

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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 2Q 2017
We evaluated the changes in our internal control over financial reporting that occurred during 2Q 2017 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Freddie Mac Form 10-Q	155

Controls and Procedures

MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under “Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of June 30, 2017 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 2Q 2017 have been prepared in conformity with GAAP.

Freddie Mac Form 10-Q	156

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: August 1, 2017

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: August 1, 2017

Freddie Mac Form 10-Q	157

Glossary

GLOSSARY
This Glossary supplements the Glossary contained in our 2016 Annual Report and includes defined terms that are used throughout this report.
Core single-family loan portfolio - Consists of loans in our single-family credit guarantee portfolio that were originated after 2008. We do not include relief refinance loans, including HARP loans, in this loan portfolio as underwriting procedures for relief refinance loans are limited and, in many cases, do not include all of the changes in underwriting standards we have implemented after 2008.
Legacy and relief refinance single-family loan portfolio - Consists of loans in our single-family credit guarantee portfolio that were originated in 2008 and prior, as well as other relief refinance loans, including HARP loans.
Loan liquidations - Loans removed from the portfolio underlying Freddie Mac mortgage-related securities and other mortgage-related guarantees due to terminations including payoff, maturity, repurchase or charge-off, foreclosure alternatives, third-party sales and loans going into REO. Loans are also terminated through reperforming and seriously delinquent loan sales. In addition, periodic paydown of loan principal is also included in loan liquidations.
Performing loan - A loan where the borrower is less than three months past due and is not in the process of foreclosure.
Reperforming loan - A loan that was previously three months or more past due or in the process of foreclosure, but the borrower subsequently made payments such that the loan returns to less than three months past due, or a performing modified loan, which is a loan that was modified and is less than three months past due and is not in the process of foreclosure.

Freddie Mac Form 10-Q	158

Index

FORM 10-Q INDEX

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	71 - 151
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 70
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54 - 57
Item 4.	Controls and Procedures	155 - 156
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	152
Item 1A	Risk Factors	152
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	152 - 153
Item 6.	Exhibits	154
	SIGNATURES	157
	EXHIBIT INDEX	E-1

Freddie Mac Form 10-Q	159

Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description*
12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac Form 10-Q	E-1