Form 10-Q
period 2017-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2017-10-31
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 17, 2017, there were 650,054,731 shares of the registrant’s common stock outstanding.

Table of Contents

Freddie Mac Form 10-Q	i

Management's Discussion and Analysis	Introduction

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in the “Forward-Looking Statements” sections of this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2016, or 2016 Annual Report, and our Quarterly Reports on Form 10-Q for the first and second quarters of 2017, and the “Business” and “Risk Factors” sections of our 2016 Annual Report.
Throughout this Form 10-Q, we use certain acronyms and terms that are defined in the “Glossary” of our 2016 Annual Report and our Form 10-Q for the second quarter of 2017.
You should read the following MD&A in conjunction with our 2016 Annual Report and our condensed consolidated financial statements and accompanying notes for the three and nine months ended September 30, 2017 included in “Financial Statements.” Throughout this Form 10-Q, we refer to the three months ending December 31, 2017, the three months ended September 30, 2017, the three months ended June 30, 2017, the three months ended March 31, 2017, the three months ended December 31, 2016, the three months ended September 30, 2016, the three months ended June 30, 2016, and the three months ended December 31, 2015 as “4Q 2017,” “3Q 2017,” “2Q 2017,” “1Q 2017,” “4Q 2016,” “3Q 2016,” “2Q 2016,” and “4Q 2015,” respectively. We refer to the nine months ended September 30, 2017 and the nine months ended September 30, 2016 as “YTD 2017” and “YTD 2016,” respectively.
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

BUSINESS RESULTS
PORTFOLIO BALANCES

Guarantee Portfolios

Investments Portfolios

•
Our total guarantee portfolio grew $102 billion, or 5%, from September 30, 2016 to September 30, 2017, driven by a 4% increase in our single-family credit guarantee portfolio and a 23% increase in our multifamily guarantee portfolio.

◦
The growth in our single-family guarantee portfolio was driven by an increase in our single-family origination volume as our market share of U.S. single-family origination volume remained stable amid growth in total single-family mortgage debt outstanding resulting from continued improvement in macroeconomic conditions, such as a low unemployment rate and home price appreciation. In addition, new business acquisitions had a higher average loan size compared to older vintages that continue to run off.

Freddie Mac Form 10-Q	2

Management's Discussion and Analysis	Introduction

◦
The increase in our multifamily guarantee portfolio was due to growth in new multifamily business volume, driven by stronger demand for our loan products due to an elevated number of new apartment completions, strong market fundamentals and low interest rates.

•
Our total investments portfolio declined $63 billion, or 15%, from September 30, 2016 to September 30, 2017, primarily due to repayments and the active disposition of less liquid assets. We continue to reduce the mortgage-related investments portfolio as required by the Purchase Agreement and FHFA.

CONSOLIDATED FINANCIAL RESULTS
Comprehensive income (loss) was $4.7 billion in 3Q 2017, compared to $2.3 billion in 3Q 2016. The increase in comprehensive income was primarily driven by:

•
$4.5 billion (pre-tax) in settlement proceeds in 3Q 2017 from the Royal Bank of Scotland plc (or RBS) related to litigation involving certain of our non-agency mortgage-related securities. We did not have any significant settlements in 3Q 2016.

The increase was partially offset by:

•
$0.9 billion (pre-tax) provision for credit losses in 3Q 2017 attributable to estimated losses related to Hurricanes Harvey, Irma and Maria, which included approximately $0.6 billion related to $2.3 billion in UPB of mortgage loans in Puerto Rico.

Our total equity was $5.3 billion at September 30, 2017. Because our net worth was positive, we are not requesting a draw from Treasury under the Purchase Agreement for 3Q 2017. Our cumulative senior preferred stock dividend payments totaled $110.1 billion as of September 30, 2017. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock, which remains $72.3 billion. The amount of available funding remaining under the Purchase Agreement is $140.5 billion and would be reduced by any future draws.
CONSERVATORSHIP AND GOVERNMENT SUPPORT FOR OUR BUSINESS
Since September 2008, we have been operating in conservatorship, with FHFA as our Conservator. The conservatorship and related matters significantly affect our management, business activities, financial condition, and results of operations. Our future is uncertain, and the conservatorship has no specified termination date. We do not know what changes may occur to our business model during or following conservatorship, including whether we will continue to exist.
Our Purchase Agreement with Treasury and the terms of the senior preferred stock we issued to Treasury also affect our business activities. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. We believe that the support provided by Treasury pursuant to the Purchase Agreement currently enables us to have adequate liquidity to conduct normal business activities.

Freddie Mac Form 10-Q	3

Management's Discussion and Analysis	Introduction

Treasury, as the holder of the senior preferred stock, is entitled to receive cumulative quarterly cash dividends, when, as and if declared by the Conservator, acting as successor to the rights, titles, powers and privileges of our Board of Directors. The dividends we have paid to Treasury on the senior preferred stock have been declared by, and paid at the direction of, the Conservator.
Under the August 2012 amendment to the Purchase Agreement, our dividend requirement each quarter is the amount, if any, by which our Net Worth Amount at the end of the immediately preceding fiscal quarter, less the applicable Capital Reserve Amount, exceeds zero. The Capital Reserve Amount is $600 million in 2017 and will decrease to zero in 2018. If for any reason we were not to pay the dividend in full, the unpaid amount would be added to the liquidation preference, but this would not affect our ability to draw funds from Treasury under the Purchase Agreement.
Based on our Net Worth Amount of $5.3 billion as of September 30, 2017 and the Capital Reserve Amount of $600 million, our dividend requirement to Treasury in December 2017 will be $4.7 billion. Upon the Conservator declaring and directing us to pay a senior preferred stock dividend equal to our dividend requirement before December 31, 2017, we would pay a dividend of $4.7 billion by December 31, 2017. The declining capital reserve required under the terms of the Purchase Agreement (ultimately reaching zero in 2018) increases the risk of our having negative net worth and thus being required to draw from Treasury.

Freddie Mac Form 10-Q	4

Management's Discussion and Analysis	Key Economic Indicators | Single-Family Home Prices

KEY ECONOMIC INDICATORS
The following graphs and related discussions present certain macroeconomic indicators that can significantly affect our business and financial results.
SINGLE-FAMILY HOME PRICES
NATIONAL HOME PRICES

(December 2000 = 100)
COMMENTARY

•
Home prices continued to appreciate, increasing by 0.9% during both 3Q 2017 and 3Q 2016 and by 6.9% and 6.5% during YTD 2017 and YTD 2016, respectively, based on our own non-seasonally adjusted price index of single-family homes funded by loans owned or guaranteed by us or Fannie Mae.

•	National home prices at September 30, 2017 exceeded their pre-financial crisis peak level of 168 reached in June 2006, based on our index.

•	We expect home price growth will continue in 2018, although at a slower pace than in 2017, due to a gradual increase in housing supply and a moderate increase in mortgage rates.

•
Increases in home prices typically result in lower delinquency rates and lower loss severity. Fewer loan delinquencies, loan workouts and foreclosure transfers will generally reduce our expected credit losses on our total mortgage portfolio.

Freddie Mac Form 10-Q	5

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

INTEREST RATES
KEY MARKET INTEREST RATES

COMMENTARY

•
The quarterly ending and quarterly average 30-year Primary Mortgage Market Survey (“PMMS”) interest rates were higher at September 30, 2017 than September 30, 2016. Increases in the PMMS rate typically result in decreases in refinance activity and U.S. single-family loan originations.

•
The 10-year LIBOR and 2-year LIBOR interest rates had smaller fluctuations during the 2017 periods than the 2016 periods. Changes in the 10-year and 2-year LIBOR interest rates affect the fair value of certain of our assets and liabilities, including derivatives, measured at fair value. A smaller interest rate fluctuation from period to period generally results in smaller fair value gains and losses, while a larger fluctuation generally results in larger fair value gains and losses.

Freddie Mac Form 10-Q	6

Management's Discussion and Analysis	Key Economic Indicators | Interest Rates

•
The quarterly ending and quarterly average short-term interest rates, as indicated by the 3-month LIBOR rate, were higher at September 30, 2017 than September 30, 2016. An increase in short-term interest rates generally increases the interest earned on our short-term investments and interest expense on our short-term funding.

•	For additional information on the effect of LIBOR rates on our financial results, see “Our Business Segments - Capital Markets - Market Conditions.”

Freddie Mac Form 10-Q	7

Management's Discussion and Analysis	Key Economic Indicators | Unemployment Rate

UNEMPLOYMENT RATE
UNEMPLOYMENT RATE AND JOB CREATION(1)

Source: U.S. Bureau of Labor Statistics

(1)	Excludes Puerto Rico and the U.S. Virgin Islands.
COMMENTARY

•	Average monthly net new jobs (non-farm) and the national unemployment rate were lower in 3Q 2017 than 3Q 2016.

•
Changes in monthly net new jobs and the national unemployment rate can affect several market factors, including the demand for both single-family and multifamily housing and the level of loan delinquencies.

•	Decreases in the national unemployment rate typically result in lower levels of delinquencies, which generally result in a decrease in expected credit losses on our total mortgage portfolio.

Freddie Mac Form 10-Q	8

Management's Discussion and Analysis	Consolidated Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS
You should read this discussion of our consolidated results of operations in conjunction with our condensed consolidated financial statements and accompanying notes.
The table below compares our consolidated results of operations for 3Q 2017 vs. 3Q 2016 and YTD 2017 vs. YTD 2016.

	3Q 2017	3Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Net interest income	$3,489	$3,646	($157)	(4)%	$10,663	$10,494	$169	2%
Benefit (provision) for credit losses	(716)	(113)	(603)	(534)%	(178)	1,129	(1,307)	(116)%
Net interest income after benefit (provision) for credit losses	2,773	3,533	(760)	(22)%	10,485	11,623	(1,138)	(10)%
Non-interest income (loss):
Gains (losses) on extinguishment of debt	27	(92)	119	129%	295	(266)	561	211%
Derivative gains (losses)	(678)	(36)	(642)	(1,783)%	(2,076)	(6,655)	4,579	69%
Net impairment of available-for-sale securities recognized in earnings	(1)	(9)	8	89%	(17)	(138)	121	88%
Other gains on investment securities recognized in earnings	723	309	414	134%	840	1,062	(222)	(21)%
Other income (loss)	5,403	605	4,798	793%	6,512	1,527	4,985	326%
Total non-interest income (loss)	5,474	777	4,697	605%	5,554	(4,470)	10,024	224%
Non-interest expense:
Administrative expense	(524)	(498)	(26)	(5)%	(1,548)	(1,421)	(127)	(9)%
REO operations expense	(35)	(56)	21	38%	(128)	(169)	41	24%
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(339)	(293)	(46)	(16)%	(990)	(845)	(145)	(17)%
Other expense	(159)	(138)	(21)	(15)%	(361)	(442)	81	18%
Total non-interest expense	(1,057)	(985)	(72)	(7)%	(3,027)	(2,877)	(150)	(5)%
Income (loss) before income tax (expense) benefit	7,190	3,325	3,865	116%	13,012	4,276	8,736	204%
Income tax (expense) benefit	(2,519)	(996)	(1,523)	(153)%	(4,466)	(1,308)	(3,158)	(241)%
Net income (loss)	4,671	2,329	2,342	101%	8,546	2,968	5,578	188%
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(21)	(19)	(2)	(11)%	324	275	49	18%
Comprehensive income (loss)	$4,650	$2,310	$2,340	101%	$8,870	$3,243	$5,627	174%

Freddie Mac Form 10-Q	9

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

NET INTEREST INCOME
NET INTEREST YIELD ANALYSIS

The tables below present an analysis of interest-earning assets and interest-bearing liabilities.

	3Q 2017			3Q 2016
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$10,064	$14	0.53%	$21,664	$15	0.28%
Securities purchased under agreements to resell	57,107	166	1.16	62,086	56	0.36
Advances to lenders and other secured lending	804	5	2.51	649	3	2.06
Mortgage-related securities:
Mortgage-related securities	159,640	1,572	3.94	185,235	1,779	3.84
Extinguishment of PCs held by Freddie Mac	(85,198)	(811)	(3.81)	(88,066)	(829)	(3.76)
Total mortgage-related securities, net	74,442	761	4.09	97,169	950	3.91
Non-mortgage-related securities	15,127	60	1.62	15,671	26	0.67
Loans held by consolidated trusts(1)	1,731,577	14,617	3.38	1,654,288	13,602	3.29
Loans held by Freddie Mac(1)	117,298	1,250	4.26	131,945	1,395	4.23
Total interest-earning assets	$2,006,419	$16,873	3.37	$1,983,472	$16,047	3.24
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,755,578	($12,663)	(2.89)	$1,680,388	($11,716)	(2.79)
Extinguishment of PCs held by Freddie Mac	(85,198)	811	3.81	(88,066)	829	3.76
Total debt securities of consolidated trusts held by third parties	1,670,380	(11,852)	(2.84)	1,592,322	(10,887)	(2.73)
Other debt:
Short-term debt	68,868	(173)	(0.99)	81,057	(83)	(0.40)
Long-term debt	259,075	(1,319)	(2.02)	302,062	(1,384)	(1.82)
Total other debt	327,943	(1,492)	(1.80)	383,119	(1,467)	(1.53)
Total interest-bearing liabilities	1,998,323	(13,344)	(2.67)	1,975,441	(12,354)	(2.50)
Expense related to derivatives	—	(40)	(0.01)	—	(47)	(0.01)
Impact of net non-interest-bearing funding	8,096	—	0.01	8,031	—	0.01
Total funding of interest-earning assets	$2,006,419	($13,384)	(2.67)	$1,983,472	($12,401)	(2.50)
Net interest income/yield		$3,489	0.70		$3,646	0.74

(1) Loan fees, primarily consisting of amortization of delivery fees, included in interest income were $634 million and $737 million for loans held by consolidated trusts and $37 million and $53 million for loans held by Freddie Mac during 3Q 2017 and 3Q 2016, respectively.

Freddie Mac Form 10-Q	10

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

	YTD 2017			YTD 2016
(Dollars in millions)	Average Balance	Interest Income (Expense)(1)	Average Rate	Average Balance	Interest Income (Expense)(1)	Average Rate
Interest-earning assets:
Cash and cash equivalents	$11,417	$38	0.44%	$16,112	$31	0.26%
Securities purchased under agreements to resell	55,903	386	0.92	57,348	149	0.35
Advances to lenders and other secured lending	651	12	2.42	419	7	2.33
Mortgage-related securities:
Mortgage-related securities	168,819	4,886	3.86	193,492	5,546	3.82
Extinguishment of PCs held by Freddie Mac	(87,883)	(2,456)	(3.73)	(96,388)	(2,679)	(3.71)
Total mortgage-related securities, net	80,936	2,430	4.00	97,104	2,867	3.94
Non-mortgage-related securities	18,049	207	1.54	14,219	56	0.53
Loans held by consolidated trusts(1)	1,720,906	43,810	3.39	1,640,997	41,735	3.39
Loans held by Freddie Mac(1)	119,843	3,870	4.31	138,648	4,318	4.15
Total interest-earning assets	$2,007,705	$50,753	3.37	$1,964,847	$49,163	3.33
Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,744,260	($38,023)	(2.91)	$1,665,226	($36,606)	(2.93)
Extinguishment of PCs held by Freddie Mac	(87,883)	2,456	3.73	(96,388)	2,679	3.71
Total debt securities of consolidated trusts held by third parties	1,656,377	(35,567)	(2.86)	1,568,838	(33,927)	(2.88)
Other debt:
Short-term debt	72,292	(414)	(0.76)	85,995	(258)	(0.39)
Long-term debt	270,251	(3,984)	(1.96)	301,791	(4,338)	(1.91)
Total other debt	342,543	(4,398)	(1.71)	387,786	(4,596)	(1.58)
Total interest-bearing liabilities	1,998,920	(39,965)	(2.66)	1,956,624	(38,523)	(2.62)
Expense related to derivatives	—	(125)	(0.01)	—	(146)	(0.01)
Impact of net non-interest-bearing funding	8,785	—	0.01	8,223	—	0.01
Total funding of interest-earning assets	$2,007,705	($40,090)	(2.66)	$1,964,847	($38,669)	(2.62)
Net interest income/yield		$10,663	0.71		$10,494	0.71

(1) Loan fees, primarily consisting of amortization of delivery fees, included in interest income were $1.7 billion and $1.9 billion for loans held by consolidated trusts and $132 million and $184 million for loans held by Freddie Mac during YTD 2017 and YTD 2016, respectively.

Freddie Mac Form 10-Q	11

Management's Discussion and Analysis	Consolidated Results of Operations | Net Interest Income

COMPONENTS OF NET INTEREST INCOME

The table below presents the components of net interest income.

	3Q 2017	3Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Contractual net interest income:
Guarantee fee income	$808	$822	($14)	(2)%	$2,495	$2,212	$283	13%
Guarantee fee income related to the Temporary Payroll Tax Cut Continuation Act of 2011	333	292	41	14%	974	838	136	16%
Other contractual net interest income	1,604	1,635	(31)	(2)%	4,900	5,219	(319)	(6)%
Total contractual net interest income	2,745	2,749	(4)	—%	8,369	8,269	100	1%
Net amortization - loans and debt securities of consolidated trusts	822	884	(62)	(7)%	2,442	2,191	251	11%
Net amortization - other assets and debt	(38)	60	(98)	(163)%	(23)	180	(203)	(113)%
Expense related to derivatives	(40)	(47)	7	15%	(125)	(146)	21	14%
Net interest income	$3,489	$3,646	($157)	(4)%	$10,663	$10,494	$169	2%

Key Drivers:

•	Guarantee fee income

◦
YTD 2017 vs. YTD 2016 - increased primarily due to higher average contractual guarantee fee rates in our total single-family loan portfolio as well as the continued growth in the size of the Core single-family loan portfolio. Average contractual guarantee fee rates are generally higher on mortgage loans in our Core single-family loan portfolio compared to those in our Legacy and relief refinance single-family loan portfolio.

•	Other contractual net interest income

◦
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

•	Net amortization of loans and debt securities of consolidated trusts

◦	3Q 2017 vs. 3Q 2016 - decreased primarily due to a decrease in prepayments which resulted in reduced amortization income on mortgage loan upfront delivery fees.

◦
YTD 2017 vs. YTD 2016 - increased primarily due to higher unamortized balances on our debt securities of consolidated trusts and higher mortgage loan upfront delivery fee balances, coupled with a decrease in amortization expense on mortgage loans held by consolidated trusts due to a decrease in prepayments.

•	Net amortization of other assets and debt

◦
3Q 2017 vs. 3Q 2016 and YTD 2017 vs. YTD 2016 - decreased primarily due to less accretion of previously recognized other-than-temporary impairment on non-agency mortgage-related securities. The decrease in accretion is due to a decline in the population of impaired securities as a result of our active disposition of these securities.

Freddie Mac Form 10-Q	12

Management's Discussion and Analysis	Consolidated Results of Operations | Provision for Credit Losses

BENEFIT (PROVISION) FOR CREDIT LOSSES
The benefit (provision) for credit losses predominantly relates to single-family loans and includes components for both collectively and individually impaired loans.
The table below presents the components of our benefit (provision) for credit losses.

	3Q 2017	3Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in billions)			$	%			$	%
Benefit (provision) for newly impaired loans	($0.2)	($0.2)	$—	—%	($0.5)	($0.6)	$0.1	17%
Amortization of interest rate concessions	0.1	0.2	(0.1)	(50)%	0.5	0.7	(0.2)	(29)%
Reclassifications of held-for-investment loans to held-for-sale loans	—	—	—	N/A	0.3	0.6	(0.3)	(50)%
Other, including changes in estimated default probability and loss severity	(0.6)	(0.1)	(0.5)	(500)%	(0.5)	0.4	(0.9)	(225)%
Benefit (provision) for credit losses	($0.7)	($0.1)	($0.6)	(600)%	($0.2)	$1.1	($1.3)	(118)%
Key Drivers:

•
3Q 2017 vs. 3Q 2016 - increase in provision for credit losses due to estimated losses of $0.9 billion (pre-tax) related to Hurricanes Harvey, Irma and Maria, which included approximately $0.6 billion related to $2.3 billion in UPB of mortgage loans in Puerto Rico. This increase was partially offset by improvements in our estimated loss severity.

•
YTD 2017 vs. YTD 2016 - change from benefit to provision for credit losses, driven by estimated losses of $0.9 billion (pre-tax) related to Hurricanes Harvey, Irma and Maria, which included approximately $0.6 billion related to $2.3 billion in UPB of mortgage loans in Puerto Rico. The change from benefit to provision for credit losses was partially offset by the policy change that was elected on January 1, 2017 for loan reclassifications from held-for-investment to held-for-sale. See Note 4 for further information about this change.

Our estimated provision for credit losses related to the hurricanes is based on assumptions about a number of factors, including the probability of borrower default and the severity of property damage. Given the hurricanes occurred late in 3Q 2017, we have limited information available to us at this time related to trends in borrower delinquencies and the severity of property damage in the impacted areas, especially for Puerto Rico. As a result, our estimates will likely change in the future as additional information becomes available.

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
On February 2, 2017, we began using fair value hedge accounting for certain single-family mortgage loans, which is intended to reduce our GAAP earnings volatility. Changes in the fair value of the derivatives while in fair value hedge relationships are recognized in other income (loss) on our condensed consolidated statements of comprehensive income. See Note 7 for further information on fair value hedge accounting.
The table below presents the gains and losses on derivatives while not designated in fair value hedge relationships and the accrual of periodic cash settlements on all derivatives.

	3Q 2017	3Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Fair value change in interest-rate swaps	$23	$541	($518)	(96)%	$116	($7,513)	$7,629	102%
Fair value change in option-based derivatives	(198)	(235)	37	16%	(519)	2,841	(3,360)	(118)%
Fair value change in other derivatives	(105)	74	(179)	(242)%	(379)	(657)	278	42%
Accrual of periodic cash settlements	(398)	(416)	18	4%	(1,294)	(1,326)	32	2%
Derivative gains (losses)	($678)	($36)	($642)	(1,783)%	($2,076)	($6,655)	$4,579	69%

Key Drivers:

•
3Q 2017 vs. 3Q 2016 - Losses increased as long-term interest rates were relatively unchanged during 3Q 2017 but increased slightly during 3Q 2016. The 10-year par swap rate increased 1 basis point during 3Q 2017 and increased 6 basis points during 3Q 2016. The 3Q 2017 interest rate change had minimal effect on Derivative gains (losses), compared to the 3Q 2016 interest rate increase which resulted in fair value gains in our pay-fixed interest rate swaps, partially offset by fair value losses in our receive-fixed swaps and certain option-based derivatives. In addition, we implemented hedge accounting in 1Q 2017, but the effect on Derivative gains (losses) during 3Q 2017 was relatively minor as the change in interest rates was relatively small.

•
YTD 2017 vs. YTD 2016 - Losses decreased as long-term interest rates decreased less during YTD 2017. The 10-year par swap rate decreased 4 basis points during YTD 2017 and decreased 74 basis points during YTD 2016. The smaller interest rate decrease during YTD 2017 resulted in reduced fair value losses in our pay-fixed interest rate swaps, partially offset by reduced fair value gains in our receive-fixed swaps and certain option-based derivatives. In addition, hedge accounting reduced the losses that otherwise would have been included in Derivative gains (losses) during YTD 2017 by $215 million.

Freddie Mac Form 10-Q	14

Management's Discussion and Analysis	Consolidated Results of Operations | Other Income (Loss)

OTHER INCOME (LOSS)
The table below presents the components of other income (loss).

	3Q 2017	3Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Other income (loss)
Non-agency mortgage-related securities settlements	$4,525	$—	$4,525	N/A	$4,525	$—	$4,525	N/A
Gains (losses) on loans	203	139	$64	46%	410	136	274	201%
Gains (losses) on held-for-sale loan purchase commitments	271	391	(120)	(31)%	826	635	191	30%
(Losses) gains on debt where we elected the fair value option	62	(174)	236	136%	(129)	(268)	139	52%
All other	272	249	23	9%	744	1,024	(280)	(27)%
Fair value hedge accounting
Change in fair value of derivatives in qualifying hedge relationships	85	—	85	N/A	(215)	—	(215)	N/A
Change in fair value of hedged items in qualifying hedge relationships	(15)	—	(15)	N/A	351	—	351	N/A
Ineffectiveness related to fair value hedge accounting	70	—	70	N/A	136	—	136	N/A
Total other income (loss)	$5,403	$605	$4,798	793%	$6,512	$1,527	$4,985	326%
Key Drivers:

•	Non-agency mortgage-related securities settlements

◦
3Q 2017 vs. 3Q 2016 and YTD 2017 vs. YTD 2016 - increased due to the income recognition of proceeds received from the RBS settlement during 3Q 2017. No significant settlements occurred during the 2016 periods. See Note 12 for additional information on the RBS settlement.

•	Gains (losses) on loans

◦
YTD 2017 vs. YTD 2016 - Gains increased due to fewer losses recognized on the reclassification of seriously delinquent loans from held-for-investment to held-for-sale in YTD 2017, partially offset by less interest rate-related gains on multifamily loans in YTD 2017 as a result of smaller decreases in interest rates compared to YTD 2016.

•	Gains (losses) on held-for-sale loan purchase commitments

◦	3Q 2017 vs. 3Q 2016 - Gains decreased primarily due to less spread tightening and the resulting fair value impact on multifamily loan purchase commitments during 3Q 2017.

◦
YTD 2017 vs. YTD 2016 - Gains increased primarily due to a higher outstanding balance of commitments at September 30, 2017, partially offset by smaller gains as a result of less spread tightening. The outstanding commitment balance was higher at September 30, 2017 as a result of stronger demand for multifamily products due to an elevated number of new apartment completions, strong multifamily market fundamentals and low interest rates.

Freddie Mac Form 10-Q	15

Management's Discussion and Analysis	Consolidated Results of Operations | Other Income (Loss)

•	(Losses) gains on debt where we elected fair value option

◦
3Q 2017 vs. 3Q 2016 - Gains in 3Q 2017 compared to losses in 3Q 2016 primarily driven by gains recognized on STACR debt notes from widening of spreads between STACR yields and LIBOR during 3Q 2017 compared to 3Q 2016 when spreads tightened.

◦	YTD 2017 vs. YTD 2016 - Losses decreased on STACR debt notes as spreads tightened less between STACR yields and LIBOR during the 2017 periods.

•	All other

◦	YTD 2017 vs. YTD 2016 - declined primarily due to the income recognition of settlement proceeds related to the TBW bankruptcy during YTD 2016.

•	Ineffectiveness related to fair value hedge accounting

◦
3Q 2017 vs. 3Q 2016 and YTD 2017 vs. YTD 2016 - During 1Q 2017, we adopted fair value hedge accounting. Hedge ineffectiveness related to fair value hedge accounting is recognized in other income (loss). See Note 7 for additional information on hedge ineffectiveness.

Freddie Mac Form 10-Q	16

Management's Discussion and Analysis	Consolidated Results of Operations | Other Comprehensive Income

OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the attribution of total other comprehensive income (loss), net of taxes and reclassification adjustments reported in our condensed consolidated statements of comprehensive income.

	3Q 2017	3Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Other comprehensive income, excluding certain items	$504	$336	$168	50%	$1,090	$948	$142	15%
Excluded items:
Accretion due to significant increases in expected cash flows on previously impaired available-for-sale securities	(34)	(66)	32	48%	(137)	(235)	98	42%
Realized (gains) losses reclassified from AOCI	(491)	(289)	(202)	(70)%	(629)	(438)	(191)	(44)%
Total excluded items	(525)	(355)	(170)	(48)%	(766)	(673)	(93)	(14)%
Total other comprehensive income (loss)	($21)	($19)	($2)	(11)%	$324	$275	$49	18%
Key Drivers:

•	Other comprehensive income, excluding certain items

◦
3Q 2017 vs. 3Q 2016 - increased primarily due to lower interest rate related losses on our available-for-sale securities as interest rates were relatively unchanged during 3Q 2017 but increased slightly during 3Q 2016, coupled with larger market spread related gains during 3Q 2017 as market spreads on agency and non-agency mortgage-related securities tightened more during 3Q 2017.

◦
YTD 2017 vs. YTD 2016 - increased primarily due to larger market spread related gains as market spreads on agency and non-agency mortgage-related securities tightened more during YTD 2017. This was partially offset by smaller interest rate related gains due to smaller declines in long-term interest rates during YTD 2017.

•	Excluded items

◦	Accretion due to significant increases in expected cash flows on previously impaired available-for-sale securities

▪
3Q 2017 vs. 3Q 2016 and YTD 2017 vs. YTD 2016 - decreased primarily due to a decline in the population of impaired non-agency mortgage-related securities as a result of our active dispositions of these securities.

◦	Realized (gains) losses reclassified from AOCI

▪
3Q 2017 vs. 3Q 2016 - reflected larger amounts of reclassified gains during 3Q 2017 due to a greater volume of sales of non-agency mortgage-related securities and higher unrealized gains on our agency and non-agency mortgage-related securities sold, as a result of additional spread tightening.

▪
YTD 2017 vs. YTD 2016 - reflected larger amounts of reclassified gains during YTD 2017 due to higher unrealized gains on our agency and non-agency mortgage-related securities sold, as a result of additional spread tightening, partially offset by a decline in the volume of sales of agency securities.

Freddie Mac Form 10-Q	17

Management's Discussion and Analysis	Consolidated Results of Operations | Other Key Drivers

OTHER KEY DRIVERS
Key drivers of other line items for 3Q 2017 vs. 3Q 2016 and YTD 2017 vs. YTD 2016 include:

•	Gains (losses) on extinguishment of debt

◦
3Q 2017 vs. 3Q 2016 and YTD 2017 vs. YTD 2016 - improved primarily due to an increase in the amount of gains recognized from the extinguishment of certain fixed-rate debt securities of consolidated trusts, as market interest rates increased between the time of issuance and repurchase. The amount of extinguishment gains or losses may vary, as the type and amount of PCs selected for repurchase are based on our investment and funding strategies, including our efforts to support the liquidity and price performance of our PCs.

•	Other gains on investment securities recognized in earnings

◦
3Q 2017 vs. 3Q 2016 - increased primarily due to additional spread tightening coupled with a greater volume of our non-agency mortgage-related securities sold during 3Q 2017. In addition, we recognized smaller fair value losses on our mortgage and non-mortgage-related securities classified as trading as long-term interest rates were relatively unchanged during 3Q 2017 compared to 3Q 2016 when long-term interest rates increased slightly.

◦
YTD 2017 vs. YTD 2016 - decreased primarily due to the recognition of smaller fair value gains on our mortgage and non-mortgage-related securities classified as trading as long-term interest rates decreased less during YTD 2017, partially offset by larger gains due to additional spread tightening during YTD 2017 on our sales of agency and non-agency mortgage-related securities.

Freddie Mac Form 10-Q	18

Management's Discussion and Analysis	Consolidated Results of Operations | Items Affecting Multiple Lines

ITEM AFFECTING MULTIPLE LINES
The following item affected multiple line items on our consolidated results of operations.
SINGLE-FAMILY LOAN RECLASSIFICATIONS

During 3Q 2017 and 3Q 2016, we reclassified $7.2 billion and $0.3 billion in UPB of seasoned single-family mortgage loans, respectively, from held-for-investment to held-for-sale, as we continue to focus on reducing the balance of our less liquid assets. During YTD 2017 and YTD 2016, we reclassified $20.0 billion and $3.8 billion in UPB of such mortgage loans, respectively. Seasoned single-family mortgage loans include seriously delinquent and reperforming loans.
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
The table below presents the effect of single-family loan reclassifications on income before income tax (expense) benefit. Beginning in 1Q 2017, benefit (provision) for credit losses is the only line item affected by the loan reclassifications from held-for-investment to held-for-sale. Prior to this change (including 3Q 2016 and YTD 2016 as presented below), the reclassifications from held-for-investment to held-for-sale affected several line items on our consolidated results of operations.

	3Q 2017	3Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Benefit (provision) for credit losses	$52	$59	($7)	(12)%	$352	$632	($280)	(44)%
Other income (loss) - lower-of-cost-or-fair-value adjustment	—	(65)	65	100%	—	(799)	799	100%
Other expense - property taxes and insurance associated with these loans	—	(10)	10	100%	—	(150)	150	100%
Effect on income before income tax (expense) benefit	$52	($16)	$68	425%	$352	($317)	$669	211%

Key Drivers:

•
3Q 2017 vs. 3Q 2016 and YTD 2017 vs. YTD 2016 - Effect on income changed to a gain as a result of price improvements on a higher volume of primarily reperforming loans reclassified from held-for-investment to held-for-sale during the 2017 periods compared to a loss recognized primarily on seriously delinquent loans reclassified from held-for-investment to held-for-sale during the 2016 periods.

Freddie Mac Form 10-Q	19

Management's Discussion and Analysis	Consolidated Balance Sheets Analysis

CONSOLIDATED BALANCE SHEETS ANALYSIS
The table below compares our summarized consolidated balance sheets.

	September 30, 2017	December 31, 2016	Change
(Dollars in millions)			$	%
Assets:
Cash and cash equivalents	$8,183	$12,369	($4,186)	(34)%
Restricted cash and cash equivalents	7,684	9,851	(2,167)	(22)%
Securities purchased under agreements to resell	47,202	51,548	(4,346)	(8)%
Subtotal	63,069	73,768	(10,699)	(15)%
Investments in securities, at fair value	87,148	111,547	(24,399)	(22)%
Mortgage loans, net	1,844,892	1,803,003	41,889	2%
Accrued interest receivable	6,268	6,135	133	2%
Derivative assets, net	705	747	(42)	(6)%
Deferred tax assets, net	14,576	15,818	(1,242)	(8)%
Other assets	13,998	12,358	1,640	13%
Total assets	$2,030,656	$2,023,376	$7,280	—%

Liabilities and Equity:
Liabilities:
Accrued interest payable	$5,990	$6,015	($25)	—%
Debt, net	2,009,578	2,002,004	7,574	—%
Derivative liabilities, net	212	795	(583)	(73)%
Other liabilities	9,626	9,487	139	1%
Total liabilities	2,025,406	2,018,301	7,105	—%
Total equity	5,250	5,075	175	3%
Total liabilities and equity	$2,030,656	$2,023,376	$7,280	—%
Key Drivers:
As of September 30, 2017 compared to December 31, 2016:

•
Cash and cash equivalents, restricted cash and cash equivalents, and securities purchased under agreements to resell affect one another, so the changes in the balances should be viewed together. The combined balance as of September 30, 2017 declined primarily due to lower near term cash needs for lower upcoming maturities and anticipated calls of other debt and a decrease in prepayment proceeds received by the custodial account driven by increased interest rates as of September 30, 2017 compared to December 31, 2016.

•	Investments in securities, at fair value decreased as we continued to reduce the mortgage-related investments portfolio during 2017 as required by the Purchase Agreement and FHFA.

•	Other assets increased primarily due to the recognition of short-term receivables from sales or maturities of trading or available-for-sale securities.

•	Derivative liabilities, net decreased due to changes in interest rates which were mostly offset by cash collateral received by our derivative counterparties.

•
Total equity increased as a result of higher comprehensive income during YTD 2017 compared to 4Q 2016, partially offset by additional dividends paid related to the $600 million decline in the Capital Reserve Amount in 2017.

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

•
Capital Markets - reflects results from managing the company’s mortgage-related investments portfolio (excluding multifamily investments, single-family seriously delinquent loans, and the credit risk of single-family performing and reperforming loans), treasury function, single-family securitization activities and interest-rate risk.

Certain activities that are not part of a reportable segment, such as material corporate-level activities that are infrequent in nature and based on decisions outside the control of the management of our reportable segments, are included in the All Other category.
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

The graphs below show our comprehensive income by segment.
(In billions)

Freddie Mac Form 10-Q	22

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

SINGLE-FAMILY GUARANTEE
MARKET CONDITIONS

The following graphs and related discussion present certain market indicators that can significantly affect the business and financial results of our Single-family Guarantee segment.
U.S. Single-Family Originations
Source: Inside Mortgage Finance dated August 18, 2017 (latest available IMF purchase/refinance information).

Single-Family Serious Delinquency Rates
Source: National Delinquency Survey from the Mortgage Bankers Association. Data as of August 24, 2017 (latest available NDS information).

Commentary

•
U.S. single-family loan origination volumes decreased to 495 billion in 3Q 2017 from $585 billion in 3Q 2016, driven by lower refinance volume as a result of higher mortgage rates in 3Q 2017. Mortgage origination data is from Inside Mortgage Finance as of October 27, 2017.

•
In 2018, we expect continued growth in U.S single-family home purchase volume due to a gradual increase in housing supply, and lower refinance volume driven by a moderate increase in mortgage interest rates. Freddie Mac's single-family home purchase and refinance volumes typically follow a similar trend.

•
Single-family serious delinquency (SDQ) rates in the U.S. generally continued to decline on a year-over-year basis due to macroeconomic factors, such as a low unemployment rate and continued home price appreciation. Freddie Mac's delinquency rates typically follow a similar trend resulting in

Freddie Mac Form 10-Q	23

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

fewer loan workouts and foreclosure transfers, which generally reduces our expected credit losses on our total single-family mortgage portfolio.

Freddie Mac Form 10-Q	24

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

BUSINESS RESULTS

The following tables, graphs and related discussion present the business results of our Single-family Guarantee segment.
New Business Activity

UPB of Single-Family Loan Purchases and Guarantees by Loan Purpose

(In billions)
Percentage of Single-Family Loan Purchases and Guarantees by Loan Purpose

Freddie Mac Form 10-Q	25

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Commentary

•	Our loan purchase and guarantee activity:

◦	3Q 2017 vs. 3Q 2016 - decreased due to lower refinance volume driven by higher mortgage rates.

◦	YTD 2017 vs. YTD 2016 - decreased due to lower refinance volume partially offset by an increase in home purchase loan volume as interest and unemployment rates remained low.

•	While Hurricanes Harvey, Irma and Maria did not have an impact on our 3Q 2017 new business volume, we are currently assessing the potential impacts of these events on future new business volume.

Freddie Mac Form 10-Q	26

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Single-Family Credit Guarantee Portfolio

Single-Family Credit Guarantee Portfolio
Commentary

•
The single-family credit guarantee portfolio increased during YTD 2017 by approximately 3%, driven by increased single-family origination volume. Our market share of U.S. single-family origination volume remained stable amid growth in total U.S. single-family mortgage debt outstanding resulting from continued improvement in macroeconomic conditions, such as a low unemployment rate and home price appreciation. In addition, new business acquisitions had a higher average loan size compared to older vintages that continue to run off.

•	The Core single-family loan portfolio grew to 77% of the single-family credit guarantee portfolio at September 30, 2017 compared to 73% at December 31, 2016.

•
The Legacy and relief refinance single-family loan portfolio declined to 23% of the single-family credit guarantee portfolio at September 30, 2017 compared to 27% at December 31, 2016, driven primarily by liquidations.

Freddie Mac Form 10-Q	27

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Guarantee Fees

The average portfolio Segment Earnings guarantee fee rate reflects an average rate for our total single-family credit guarantee portfolio and is not limited to purchases in the applicable period. This rate consists primarily of:

•	Contractual guarantee fees that we receive over the life of the loans; and

•
Upfront delivery fee income that we amortize over the contractual life of the related loans (usually 30 years). If the related loans prepay, the remaining upfront delivery fee income is recognized immediately.

The average guarantee fee rate charged on new acquisitions consists primarily of:

•	Contractual guarantee fees that we receive over the life of the loans; and

•	Upfront delivery fee income that we recognize over the estimated life of the related loans using our expectations of prepayments and other liquidations.
Average Portfolio Segment Earnings Guarantee Fee Rate(1)

Average Guarantee Fee Rate Charged on New Acquisitions(1)

(1) Excludes the legislated 10 basis point increase in guarantee fees.
Commentary

•	Average portfolio Segment Earnings guarantee fee rates:

◦
3Q 2017 vs. 3Q 2016 and YTD 2017 vs. YTD 2016 - decreased slightly due to a decline in the recognition of amortized fees driven by lower prepayments that resulted from higher mortgage rates in the 2017 periods. This decrease was partially offset by an increase in contractual guarantee fees as older vintages were replaced by new loan acquisitions with higher contractual guarantee fees.

Freddie Mac Form 10-Q	28

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

•	Average guarantee fee rate charged on new acquisitions:

◦
3Q 2017 vs. 3Q 2016 and YTD 2017 vs. YTD 2016 - decreased due to competitive pricing to maintain market share of U.S. single-family origination volume, partially offset by lower market-adjusted pricing costs based on the improved price performance of our PCs relative to Fannie Mae securities.

Freddie Mac Form 10-Q	29

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

Credit Risk Transfer (CRT) Activity

In 2013, we began transferring credit risk on a portion of our Core single-family loan portfolio to the private market, which reduces the risk of future losses to us and taxpayers when borrowers go into default. Our principal methods of credit risk transfer are our STACR debt note and ACIS transactions, where we generally transfer a small portion of the expected credit losses and a significant portion of credit losses in a stressed economic environment. In these transactions, we pay interest and premiums to investors or insurers, respectively, in exchange for their taking on a portion of the credit risk on the mortgage loans in the related reference pool. These payments effectively reduce our guarantee fee income from the PCs of the related reference pools. See “MD&A - Our Business Segments - Single-Family Guarantee - Credit Risk Transfer Transactions” in our 2016 Annual Report for more information on our CRT transactions.
The following chart presents the cumulative issuance amount for the STACR debt note and ACIS transactions as of September 30, 2017 by loss position and the party holding each loss position.
Cumulative STACR Debt Note and ACIS Transactions as of September 30, 2017(1)(2)

(In billions)
Senior	Freddie Mac $725.5				Reference Pool $760.8

Mezzanine	Freddie Mac $1.6	ACIS $6.8	STACR Debt Notes $20.4

First Loss	Freddie Mac $4.2		ACIS $0.8	STACR Debt Notes $1.5

(1)	The amounts represent the UPB upon issuance of STACR debt notes and execution of ACIS transactions.

(2)	For the current outstanding coverage provided by our STACR debt note and ACIS transactions, see Note 4.
Commentary

•
During YTD 2017, we transferred a portion of the credit losses associated with $175.9 billion in UPB of loans in our single-family loan portfolio primarily through STACR debt note, ACIS, whole loan security, senior subordinate securitization structure, and deep mortgage insurance CRT transactions.

•
During 3Q 2017, we did not have any new STACR debt note or ACIS transactions. However, we completed $1.0 billion of ACIS transactions related to reference pools in transactions executed in prior periods.

Freddie Mac Form 10-Q	30

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

•
Our expected guarantee fee income on the PCs related to the STACR and ACIS reference pools has been effectively reduced by approximately 31%, on average, for all transactions executed through September 30, 2017.

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

•
As of September 30, 2017, there has not been a significant number of loans in our STACR debt note and ACIS reference pools that have experienced a credit event. As a result, we experienced minimal write-downs on our STACR debt notes and filed minimal claims for reimbursement of losses under our ACIS transactions. We expect losses may increase on loans in the reference pools in our existing CRT transactions from Hurricanes Harvey and Irma.

•	As of September 30, 2017, we have transferred a portion of the credit risk on nearly 32% of the total outstanding single-family credit guarantee portfolio.
We continue to evaluate our credit risk transfer strategy and to make changes depending on market conditions and our business strategy. The aggregate cost of our credit risk transfer activity will continue to increase as we continue to transfer risk on new originations.

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

	September 30, 2017
	CLTV ≤ 80		CLTV > 80 to 100		CLTV > 100		All Loans
(Credit score)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Portfolio	SDQ Rate(1)	% Modified
Core single-family loan portfolio:
< 620	0.3%	1.89%	—%	NM	—%	NM	0.3%	2.11%	3.3%
620 to 659	1.7	0.98%	0.4	1.11%	—	NM	2.1	1.00%	1.4%
≥ 660	64.8	0.15%	9.4	0.21%	—	NM	74.2	0.16%	0.2%
Not available	—	NM	—	NM	—	NM	—	NM	3.7%
Total	66.8%	0.18%	9.8%	0.25%	—%	NM	76.6%	0.19%	0.3%

Legacy and relief refinance single-family loan portfolio:
< 620	1.2%	4.46%	0.3%	8.49%	0.2%	14.35%	1.7%	5.55%	24.2%
620 to 659	2.0	3.32%	0.5	6.65%	0.2	12.07%	2.7	4.18%	20.8%
≥ 660	15.5	1.16%	2.5	3.37%	0.9	5.87%	18.9	1.49%	7.5%
Not available	0.1	4.85%	—	NM	—	NM	0.1	5.32%	17.5%
Total	18.8%	1.66%	3.3%	4.42%	1.3%	7.97%	23.4%	2.14%	10.3%

(1)	NM - Not meaningful due to the percentage of the portfolio rounding to zero.

Freddie Mac Form 10-Q	32

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

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
Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. While we have not historically characterized the loans in our single-family credit guarantee portfolio as either prime or subprime, we monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk. In addition, we estimate that approximately $1.1 billion and $1.3 billion of security collateral underlying our other securitization products at September 30, 2017 and December 31, 2016, respectively, were identified as subprime based on information provided to us when we entered into these transactions.
Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between the prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we have discontinued new purchases of loans with lower documentation standards, we continue to purchase certain amounts of such loans in cases where the loan was either purchased pursuant to a previously issued guarantee, as part of our relief refinance initiative, or as part of another refinance loan initiative and the pre-existing loan was originated under less than full documentation standards. In the event we purchase a refinance loan and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A loan in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the seller/servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the relief refinance initiative began in 2009 to September 30, 2017, we have purchased approximately $36.0 billion of relief refinance loans that were previously categorized as Alt-A loans in our portfolio, including $0.3 billion in 3Q 2017.
The table below contains information on Alt-A loans in our single-family credit guarantee portfolio.

	September 30, 2017				December 31, 2016
(Dollars in billions)	UPB	CLTV	% Modified	SDQ Rate	UPB	CLTV	% Modified	SDQ Rate
Alt-A	$28.2	68%	25.8%	5.00%	$32.6	72%	25.9%	5.21%
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

Single-Family Loan Performance

Serious Delinquency Rates
Commentary

•
Serious delinquency rates were lower as of September 30, 2017 compared to September 30, 2016 on our single-family credit guarantee portfolio due to home price appreciation and a low unemployment rate, combined with our continued loss mitigation efforts and sales of certain seriously delinquent loans.

•
The total delinquency rate increased to 1.52% for loans one month past due as of September 30, 2017 due to recent hurricane events, compared to 1.23% and 1.30% as of June 30, 2017 and September 30, 2016, respectively. The total delinquency rate for loans two months past due was 0.38% as of September 30, 2017 compared to 0.33% and 0.39% as of June 30, 2017 and September 30, 2016, respectively.

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

(Dollars in millions)	3Q 2017	3Q 2016	YTD 2017	YTD 2016
Charge-offs, gross(1)	$1,140	$461	$4,033	$1,516
Recoveries	(145)	(115)	(327)	(395)
Charge-offs, net	995	346	3,706	1,121
REO operations expense	35	56	128	169
Total credit losses	$1,030	$402	$3,834	$1,290

Total credit losses(1) (in bps)	22.7	9.2	28.4	9.9

(1)
3Q 2016 and YTD 2016 do not include lower-of-cost-or-fair-value adjustments and other expenses related to property taxes and insurance recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $75 million and $949 million, respectively. 3Q 2017 and YTD 2017 include charge-offs of $0.8 billion and $3.0 billion, respectively, related to the transfer of loans from held-for-investment to held-for-sale.

The table below summarizes the carrying value for individually impaired single-family loans on our condensed consolidated balance sheets for which we have recorded a specific reserve.

	September 30, 2017		September 30, 2016
(Dollars in millions)	Loan Count	Amount	Loan Count	Amount
TDRs, at January 1	485,709	$78,869	512,253	$85,960
New additions	29,867	4,130	32,581	4,482
Repayments and reclassifications to held-for-sale	(113,933)	(21,828)	(45,334)	(8,863)
Foreclosure transfers and foreclosure alternatives	(8,169)	(1,122)	(8,856)	(1,261)
TDRs, at September 30	393,474	60,049	490,644	80,318
Loans impaired upon purchase	5,782	380	8,266	583
Total impaired loans with specific reserve	399,256	60,429	498,910	80,901
Allowance for loan losses		(7,706)		(11,910)
Net investment, at September 30		$52,723		$68,991

Freddie Mac Form 10-Q	35

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

The tables below present information about the UPB of single-family TDRs and non-accrual loans on our condensed consolidated balance sheets.

(In millions)	September 30, 2017	December 31, 2016
TDRs on accrual status	$58,065	$77,122
Non-accrual loans	13,899	16,164
Total TDRs and non-accrual loans	$71,964	$93,286

Loan loss reserves associated with:
TDRs on accrual status	$6,326	$10,295
Non-accrual loans	1,830	2,290
Total	$8,156	$12,585

(In millions)	YTD 2017	YTD 2016
Foregone interest income on TDRs and non-accrual loans(1)	$1,325	$1,720

(1)	Represents the amount of interest income that we would have recognized for loans outstanding at the end of each period, had the loans performed according to their original contractual terms.
Commentary

•	As of September 30, 2017, 51% of the loan loss reserves for single-family mortgage loans related to interest rate concessions provided to borrowers as part of loan modifications.

•	Most of our modified single-family loans, including TDRs, were current and performing at September 30, 2017.

•
We expect our loan loss reserves associated with existing single-family TDRs to decline over time as we continue to sell reperforming loans. In addition, these loan loss reserves will decline as borrowers continue to make monthly payments under the modified terms and interest-rate concessions are amortized into earnings.

•	See Note 4 for information on our single-family loan loss reserves.

•
Net charge-offs were higher in the 2017 periods compared to the 2016 periods primarily due to the policy change for loan reclassifications from held-for-investment to held-for-sale. See Note 4 for further information about this change.

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

•	We continue our loss mitigation efforts through our relief refinance, modification, and other initiatives.

Freddie Mac Form 10-Q	37

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

REO Activity

The table below presents a summary of our single-family REO activity.

	3Q 2017		3Q 2016		YTD 2017		YTD 2016
(Dollars in millions)	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount	Number of Properties	Amount
Beginning balance — REO	9,915	$1,046	13,284	$1,394	11,418	$1,215	17,004	$1,774
Additions	2,853	282	3,986	397	9,697	949	12,770	1,229
Dispositions	(3,622)	(348)	(5,085)	(503)	(11,969)	(1,184)	(17,589)	(1,715)
Ending balance — REO	9,146	980	12,185	1,288	9,146	980	12,185	1,288
Beginning balance, valuation allowance		(10)		(17)		(17)		(52)
Change in valuation allowance		(4)		1		3		36
Ending balance, valuation allowance		(14)		(16)		(14)		(16)
Ending balance — REO, net		$966		$1,272		$966		$1,272
Commentary

•
Our REO ending inventory declined in the 2017 periods compared to the 2016 periods primarily due to a decrease in REO acquisitions driven by fewer loans in foreclosure and a large proportion of property sales to third parties at foreclosure.

Freddie Mac Form 10-Q	38

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

FINANCIAL RESULTS

The table below presents the components of Segment Earnings and comprehensive income for our Single-family Guarantee segment.

	3Q 2017	3Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Guarantee fee income	$1,581	$1,641	($60)	(4)%	$4,505	$4,427	$78	2%
Benefit (provision) for credit losses	(826)	(297)	(529)	(178)%	(775)	113	(888)	(786)%
Other non-interest income (loss)	403	6	397	6,617%	1,081	131	950	725%
Administrative expense	(353)	(330)	(23)	(7)%	(1,018)	(939)	(79)	(8)%
REO operations expense	(38)	(59)	21	36%	(138)	(177)	39	22%
Other non-interest expense	(348)	(311)	(37)	(12)%	(1,001)	(832)	(169)	(20)%
Segment Earnings before income tax expense	419	650	(231)	(36)%	2,654	2,723	(69)	(3)%
Income tax expense	(164)	(153)	(11)	(7)%	(911)	(833)	(78)	(9)%
Segment Earnings, net of taxes	255	497	(242)	(49)%	1,743	1,890	(147)	(8)%
Total other comprehensive income (loss), net of tax	—	(1)	1	100%	(2)	(1)	(1)	(100)%
Total comprehensive income	$255	$496	($241)	(49)%	$1,741	$1,889	($148)	(8)%
Key Drivers:

•	3Q 2017 vs. 3Q 2016 - Total comprehensive income decreased primarily driven by:

◦
$0.9 billion (pre-tax) increase in provision for credit losses in 3Q 2017 attributable to estimated losses related to Hurricanes Harvey, Irma and Maria, which included approximately $0.6 billion related to $2.3 billion in UPB of mortgage loans in Puerto Rico.

This decrease was partially offset by:

◦	Decrease in provision for credit losses in 3Q 2017 due to improvements in our estimated loss severity.

◦	Gains recognized on STACR debt notes from widening of spreads between the STACR yields and LIBOR during 3Q 2017 compared to losses recognized in 3Q 2016 when spreads tightened.

◦
Gains recognized on a higher volume of primarily reperforming loans reclassified from held-for-investment to held-for-sale during 3Q 2017 compared to losses recognized on seriously delinquent loans during 3Q 2016.

◦	Gains recognized from price improvements primarily on reperforming loans that were sold into senior subordinate securitization structures during 3Q 2017.

•	YTD 2017 vs. YTD 2016 - Total comprehensive income decreased primarily driven by:

◦
$0.9 billion (pre-tax) increase in provision for credit losses in 3Q 2017 attributable to estimated losses related to Hurricanes Harvey, Irma and Maria, which included approximately $0.6 billion related to $2.3 billion in UPB of mortgage loans in Puerto Rico.

Freddie Mac Form 10-Q	39

Management's Discussion and Analysis	Our Business Segments | Single-Family Guarantee

This decrease was partially offset by:

◦
Gains recognized on a higher volume of primarily reperforming loans reclassified from held-for-investment to held-for-sale during YTD 2017 compared to losses recognized primarily on seriously delinquent loans during YTD 2016.

◦	Gains recognized from price improvements primarily on reperforming loans that were sold into senior subordinate securitization structures during YTD 2017.

Freddie Mac Form 10-Q	40

Management's Discussion and Analysis	Our Business Segments | Multifamily

MULTIFAMILY
MARKET CONDITIONS

The graphs and related discussion below present certain multifamily market indicators that can significantly affect the business and financial results of our Multifamily segment.
Change in Effective Rents
Source: REIS, Inc.

Apartment Vacancy Rates
Source: REIS, Inc.
Commentary

•
While vacancy rates rose slightly during 3Q 2017 compared to 2Q 2017, effective rents continued to increase, although more moderately compared to 2Q 2017, primarily due to lower than expected new apartment completions, coupled with an increase in potential renters from healthy employment growth and higher single family home prices.

•
As new apartment completions are expected to continue to increase and slightly outpace net absorption, we expect vacancy rates to continue to increase slowly in the upcoming quarters. While increasing vacancy rates will moderate effective rent growth, we expect effective rents for the remainder of the year to be in line with the 2016 rates and the long-term average. Furthermore, we do not expect our financial results for the remainder of the year to be significantly affected by either of these market conditions.

•
We are continuing to assess the impacts of Hurricanes Harvey, Irma and Maria on the multifamily markets located in the affected areas. However, based on estimates of the number of displaced single family homeowners requiring temporary housing, we expect effective rents may increase and vacancy rates may decrease in the areas affected by Hurricane Harvey.

Freddie Mac Form 10-Q	41

Management's Discussion and Analysis	Our Business Segments | Multifamily

K Certificate Benchmark Spreads

Source: Independent dealers

Commentary

•
The profitability of our K Certificate transactions (as measured by gains and losses on sales of mortgage loans) and the valuation of our securitization pipeline of held-for-sale loans are affected by the overall market spread movements (generally reflected in K Certificate benchmark spreads) as well as deal specific attributes, such as tranche size, risk distribution and collateral characteristics (loan term, coupon type, prepayment restrictions and underlying property type). These market spread movements and deal specific attributes contribute to our earnings volatility, which we manage by controlling the size of our securitization pipeline of held-for-sale mortgage loans and by entering into certain spread-related derivatives.

•
K Certificate benchmark spreads remained relatively stable during the 2017 periods, tightening slightly by the end of 3Q 2017. By comparison, our K Certificate benchmark spreads were more volatile during 1Q 2016 and 2Q 2016 and tightened during 3Q 2016.

Freddie Mac Form 10-Q	42

Management's Discussion and Analysis	Our Business Segments | Multifamily

BUSINESS RESULTS

The financial results of the Multifamily business are largely driven by our securitization-related activities, primarily through the issuance of K Certificates and SB Certificates. The profitability of these activities is influenced by several factors, including the:

•	Interest we receive on the mortgage loans prior to their securitization;

•	Price we receive upon securitization of the mortgage loans; and

•	Ongoing guarantee fee we receive in exchange for providing our guarantee of the issued mortgage-related securities.
We evaluate the above factors collectively when assessing the profitability of any given transaction.
The graphs, tables and related discussion below present the business results of our Multifamily segment.
New Business Activity

Multifamily New Business Activity

(UPB in billions)

Freddie Mac Form 10-Q	43

Management's Discussion and Analysis	Our Business Segments | Multifamily

Commentary

•
The 2017 FHFA Scorecard production cap remains at $36.5 billion. Business activity associated with loans for targeted properties or properties with certain attributes is considered uncapped for purposes of determining the dollar volume of multifamily new business. Reclassifications between new business activity subject to the production cap and new business activity not subject to the production cap may occur during 2017.

•
Outstanding loan purchase commitments were $21.6 billion and $14.2 billion as of September 30, 2017 and September 30, 2016, respectively. Both periods include loan purchase commitments for which we have elected the fair value option.

•
New business activity and outstanding purchase commitments for the 2017 periods were higher than the 2016 periods because of stronger demand for multifamily loan products due to an elevated number of new apartment completions, strong multifamily market fundamentals and low interest rates. Multifamily market fundamentals are driven primarily by a healthy job market, continued growth in households, high propensity to rent among young adults, and rising single-family home prices. We expect our full year 2017 new business volume to be higher than our full year 2016 volume.

•
Approximately 87% of our 3Q 2017 new business volume was designated for securitization and included in our securitization pipeline. The holding period for loans in our securitization pipeline generally ranges between three and six months, as we aggregate sufficient loan products with similar term and risk characteristics to securitize in our K Certificate and SB Certificate transactions. Combined with market demand for our securities, our 3Q 2017 new business volume will be the primary driver of our 4Q 2017 and 1Q 2018 K Certificate and SB Certificate issuances.

•
During the 2017 periods, we increased our uncapped new business volume as part of our effort to support borrowers in certain property types and communities that meet the criteria for affordability and to support the overall growth of the multifamily market. This increase was primarily driven by the growth in new business volume related to our Green Advantage initiative, which we expanded in 3Q 2016. Under this initiative, Freddie Mac offers borrowers more affordable financing for the installation of green technologies that reduce energy and water consumption.

•
Approximately 42% and 46% of our multifamily new business activity during 3Q 2017 and YTD 2017, respectively, counted towards the 2017 FHFA Scorecard production cap, while the remaining 58% and 54% for the same periods were not subject to the production cap.

•
While Hurricanes Harvey, Irma and Maria did not have a significant impact on our 3Q 2017 new business volume and commitments, we are currently assessing the potential impacts of these events on future new business volume and commitments.

Freddie Mac Form 10-Q	44

Management's Discussion and Analysis	Our Business Segments | Multifamily

Multifamily Portfolio and Market Support

Total Multifamily Portfolio

Multifamily Mortgage Investments Portfolio
Multifamily Market Support

The following table summarizes our support of the multifamily market.

(UPB in millions)	September 30, 2017	December 31, 2016
Unsecuritized mortgage loans held-for-sale	$19,118	$16,544
Unsecuritized mortgage loans held-for-investment	20,019	25,874
Unsecuritized non-mortgage loans	303	—
Mortgage-related securities	9,172	12,517
Guarantee portfolio	184,200	157,992
Total multifamily portfolio	232,812	212,927
Add: Unguaranteed securities(1)	28,376	24,573
Less: Acquired mortgage-related securities(2)	(5,413)	(5,793)
Total multifamily market support	$255,775	$231,707

(1)	Reflects the UPB of unguaranteed securities issued as part of our securitization products.

(2)
Reflects the UPB of mortgage-related securities acquired from our securitization products. This UPB must be removed to avoid a double-count, as it is already reflected within the guarantee portfolio and/or unguaranteed securities.

Freddie Mac Form 10-Q	45

Management's Discussion and Analysis	Our Business Segments | Multifamily

Commentary

•
Our Multifamily segment provides liquidity and support to the multifamily market through a combination of activities that include the purchase, guarantee and/or securitization of multifamily mortgage loans and mortgage-related securities. At times, we invest in certain guaranteed senior securities and unguaranteed mezzanine securities related to our K Certificate and SB Certificate issuances. We have not invested in unguaranteed securities that are in a first loss position.

•
Our total multifamily portfolio increased during YTD 2017 primarily due to a 17% growth in our guarantee portfolio, coupled with an increase in our securitization pipeline of held-for-sale loans as a result of the growth in our new business volume.

•
At September 30, 2017, the UPB of our held-for-sale loans and mortgage-related securities, which are measured at fair value or lower-of-cost-or-fair-value, declined slightly from December 31, 2016. The decline, which was attributable to the runoff of our CMBS portfolio, was largely offset by an increase in the balance of our securitization pipeline of held-for-sale loans due to the growth of our new business activity and the reclassification of certain loans from held-for-investment to held-for-sale during 3Q 2017.

•	Our multifamily delinquency rate at September 30, 2017 was 2 basis points and continues to remain low compared to other industry participants.

Freddie Mac Form 10-Q	46

Management's Discussion and Analysis	Our Business Segments | Multifamily

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

•	The volume of our K Certificate and SB Certificate issuances is generally influenced by the size of our securitization pipeline, along with market demand for multifamily securities.

•
The average guarantee fee rate on newly issued K Certificate and SB Certificate issuances decreased during the 2017 periods compared to the 2016 periods, primarily due to greater securitization of underlying loan products that by their nature and design have less risk and for which we therefore set a lower guarantee fee rate.

•
The volume of our K Certificate and SB Certificate issuances was higher during the 2017 periods compared to the 2016 periods, primarily due to a larger average balance in our securitization pipeline. As our 3Q 2017 new business volume exceeded our 3Q 2016 new business volume, we expect our full year 2017 K Certificate and SB Certificate issuance volume to exceed the issuance volume for the full year 2016.

Freddie Mac Form 10-Q	47

Management's Discussion and Analysis	Our Business Segments | Multifamily

Financial Guarantee Activity

Guarantee Assets
(In millions)

Unearned Guarantee Fees

Freddie Mac Form 10-Q	48

Management's Discussion and Analysis	Our Business Segments | Multifamily

Commentary

•
We generally recognize a guarantee asset on our condensed consolidated balance sheets each time we enter into a financial guarantee contract. This asset represents the present value of guarantee fees we expect to receive in the future from those guarantee transactions. We will recognize these fees in segment earnings over the expected remaining guarantee term. While we expect to collect these future fees based on historical performance, the actual amount collected will depend on the performance of the underlying collateral subject to our financial guarantee.

•
The balance of unearned guarantee fees increased during YTD 2017 due to the continued growth of our multifamily guarantee business, as new securitization volume continued to be strong, significantly outpacing runoff.

•	New guarantee fee assets:

◦
3Q 2017 vs. 3Q 2016 and YTD 2017 vs. YTD 2016 - increased primarily due to higher volumes of K Certificate and SB Certificate issuances, partially offset by lower average guarantee fee rates on the 2017 period issuances compared to the 2016 period issuances.

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

	3Q 2017	3Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Net interest income	$342	$255	$87	34%	$905	$791	$114	14%
Guarantee fee income	170	134	36	27%	483	366	117	32%
Benefit (provision) for credit losses	(22)	8	(30)	(375)%	(10)	19	(29)	(153)%
Gains (losses) on loans and other non-interest income	183	551	(368)	(67)%	831	1,666	(835)	(50)%
Derivative gains (losses)	22	205	(183)	(89)%	(31)	(878)	847	96%
Administrative expense	(98)	(89)	(9)	(10)%	(288)	(255)	(33)	(13)%
Other non-interest expense	(11)	(10)	(1)	(10)%	(44)	(43)	(1)	(2)%
Segment Earnings before income tax (expense) benefit	586	1,054	(468)	(44)%	1,846	1,666	180	11%
Income tax (expense) benefit	(212)	(310)	98	32%	(634)	(510)	(124)	(24)%
Segment Earnings, net of taxes	374	744	(370)	(50)%	1,212	1,156	56	5%
Total other comprehensive income (loss), net of tax	(4)	46	(50)	(109)%	65	56	9	16%
Total comprehensive income (loss)	$370	$790	($420)	(53)%	$1,277	$1,212	$65	5%

While certain multifamily properties underlying our loans and financial guarantees were damaged by Hurricanes Harvey, Irma and Maria, such events did not significantly affect our 3Q 2017 segment financial results.
Key Drivers:
•3Q 2017 vs. 3Q 2016 - Total comprehensive income decreased primarily driven by:

◦	Less market spread tightening on our mortgage loans and mortgage-related securities measured at fair value.
This decrease was partially offset by:

◦	Higher average multifamily guarantee portfolio balances as a result of ongoing issuances of K Certificates and SB Certificates, resulting in greater guarantee fee income; and

◦	Increased prepayment income received from interest-only securities held in our Multifamily mortgage investments portfolio.

•	YTD 2017 vs. YTD 2016 - Total comprehensive income increased primarily driven by:

◦	Higher average multifamily guarantee portfolio balances as a result of ongoing issuances of K Certificates and SB Certificates, resulting in greater guarantee fee income; and

◦	Increased prepayment income received from interest-only securities held in our Multifamily mortgage investments portfolio.

Freddie Mac Form 10-Q	50

Management's Discussion and Analysis	Our Business Segments | Capital Markets

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
Par Swap Rate Curves
Rate (%)
Source: BlackRock
Commentary

•
Long-term interest rates were relatively unchanged during 3Q 2017, while they increased slightly during 3Q 2016. During YTD 2017, long-term interest rates decreased, but by smaller amounts compared to YTD 2016. This resulted in lower fair value losses for our pay-fixed interest rate swaps and lower fair value gains for our receive-fixed interest rate swaps, certain of our option contracts, and the majority of our investments in securities during YTD 2017.

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

Investments Portfolio

Mortgage Investments Portfolio
Commentary

•
We continue to reduce the size of our mortgage investments portfolio in order to comply with the mortgage-related investments portfolio year-end limits. The balance of our mortgage investments portfolio declined 10.1% from December 31, 2016 to September 30, 2017.

•	The balance of our other investments and cash portfolio declined by 15.0% primarily due to reduced near term cash needs as of September 30, 2017 compared to December 31, 2016.

•
The overall liquidity of our mortgage investments portfolio continued to improve as our less liquid assets decreased at a faster pace than the overall decline of our mortgage investments portfolio. The percentage of less liquid assets relative to our total mortgage investments portfolio declined from 34.4% at December 31, 2016 to 31.1% at September 30, 2017, primarily due to repayments and sales of our less liquid assets. We continued to actively reduce the size of our less liquid assets during YTD 2017 by selling $7.8 billion of non-agency mortgage-related securities and $3.8 billion of reperforming loans. Our sales of reperforming loans involved securitization of the loans using senior subordinate structures.

Freddie Mac Form 10-Q	52

Management's Discussion and Analysis	Our Business Segments | Capital Markets

Net Interest Yield and Average Balances

Net Interest Yield & Average Investments Portfolio Balances
(UPB in billions)

Commentary

•	Net Interest Yield

◦	3Q 2017 vs. 3Q 2016 and YTD 2017 vs. YTD 2016 - remained relatively flat.

Freddie Mac Form 10-Q	53

Management's Discussion and Analysis	Our Business Segments | Capital Markets

FINANCIAL RESULTS

The table below presents the components of Segment Earnings and comprehensive income for our Capital Markets segment.

	3Q 2017	3Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in millions)			$	%			$	%
Net interest income	$804	$933	($129)	(14)%	$2,608	$2,887	($279)	(10)%
Net impairment of available-for-sale securities recognized in earnings	50	94	(44)	(47)%	194	224	(30)	(13)%
Derivative gains (losses)	(324)	212	(536)	(253)%	(757)	(4,386)	3,629	83%
Gains (losses) on trading securities	(26)	(203)	177	87%	(207)	(12)	(195)	(1,625)%
Other non-interest income	5,754	664	5,090	767%	6,916	1,401	5,515	394%
Administrative expense	(73)	(79)	6	8%	(242)	(227)	(15)	(7)%
Segment Earnings before income tax (expense) benefit	6,185	1,621	4,564	282%	8,512	(113)	8,625	7,633%
Income tax (expense) benefit	(2,143)	(533)	(1,610)	(302)%	(2,921)	35	(2,956)	(8,446)%
Segment Earnings, net of taxes	4,042	1,088	2,954	272%	5,591	(78)	5,669	7,268%
Total other comprehensive income (loss), net of tax	(17)	(64)	47	73%	261	220	41	19%
Total comprehensive income (loss)	$4,025	$1,024	$3,001	293%	$5,852	$142	$5,710	4,021%
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

	3Q 2017	3Q 2016	Change		YTD 2017	YTD 2016	Change
(Dollars in billions)			$	%			$	%
Interest rate-related	$—	$—	$—	—%	($0.1)	($1.9)	$1.8	95%
Market spread-related	0.5	0.4	0.1	25%	0.8	0.1	0.7	700%
Key Drivers:

•	3Q 2017 vs. 3Q 2016 and YTD 2017 vs. YTD 2016 - Total comprehensive income increased primarily driven by:

◦
Recognition of $4.5 billion in proceeds received from the RBS settlement during the 2017 periods related to certain of our non-agency mortgage-related securities. For more information on this settlement, see Note 12.

◦
Interest rate-related fair value changes during YTD 2017. Our use of hedge accounting during YTD 2017 permitted us to offset the fair value losses on certain of our pay-fixed swaps against the fair value gains on certain of our single-family mortgage loans. In addition, long-term interest rates decreased during YTD 2017, but by smaller amounts compared to YTD 2016. This resulted in lower fair value losses for our pay-fixed interest rate swaps, partially offset by lower fair value gains for our receive-fixed interest rate swaps, certain of our option contracts, and the majority of

Freddie Mac Form 10-Q	54

Management's Discussion and Analysis	Our Business Segments | Capital Markets

our investments in securities. Interest rate changes had minimal impact on comprehensive income in 3Q 2017 and 3Q 2016.

◦	Overall, greater market spread tightening during the 2017 periods on our agency and non-agency mortgage-related securities, resulting in larger fair value gains.

◦
Gains recognized from the extinguishment of certain fixed-rate debt securities of consolidated trusts during the 2017 periods, as market interest rates increased between the time of issuance and repurchase, compared to losses during the 2016 periods when market interest rates decreased between the time of issuance and repurchase.

◦	Price improvements on single-family reperforming loans that were sold into senior subordinate securitization structures.

Freddie Mac Form 10-Q	55

Management's Discussion and Analysis	Risk Management

RISK MANAGEMENT
Risk is an inherent part of our business activities. We are exposed to four major types of risk: credit risk, market risk, liquidity risk, and operational risk.
For more discussion of these and other risks facing our business and our risk management framework, see “MD&A - Risk Management” and “Risk Factors” in our 2016 Annual Report and “Liquidity and Capital Resources” in this report and in our 2016 Annual Report. See below for updates since our 2016 Annual Report.

Freddie Mac Form 10-Q	56

Management's Discussion and Analysis	Risk Management | Operational Risk

OPERATIONAL RISK
CYBERSECURITY RISK MANAGEMENT

Our operations rely on the secure, accurate, and timely receipt, processing, storage, and transmission of confidential and other information in our computer systems and networks and with customers, counterparties, service providers, and financial institutions. Information security risks for companies like ours have significantly increased in recent years. Like many companies and government entities, from time to time we have been, and likely will continue to be, the target of attempted cyberattacks and other information security threats. In addition, one of our major vendors has recently reported that it has been the subject of significant cyberattacks.
We have developed and continue to enhance our cybersecurity risk management program to protect the security of our computer systems, software, networks, and other technology assets against unauthorized attempts to access confidential information or to disrupt or degrade our business operations. We have obtained insurance coverage relating to cybersecurity risks. However, this insurance may not be sufficient to provide adequate loss coverage. Although to date we have not experienced any cyberattacks resulting in significant impact to the company, there is no assurance that our cybersecurity risk management program will prevent cyberattacks from having significant impacts in the future.
For additional information, see “Risk Factors - Operational Risks - Potential cyber security threats are changing rapidly and growing in sophistication. We may not be able to protect our systems or the confidentiality of our information from cyberattack and other unauthorized access, disclosure, and disruption” in our 2016 Annual Report.

Freddie Mac Form 10-Q	57

Management's Discussion and Analysis	Risk Management | Market Risk

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
ECONOMIC MARKET RISK

The majority of our economic interest-rate risk comes from our investments in mortgage-related assets (securities and loans) and the debt we issue to fund them. Our primary goal in managing interest-rate risk is to reduce the amount of change in the value of our future cash flows due to future changes in interest rates. We use models to analyze possible future interest-rate scenarios, along with the cash flows of our assets and liabilities over those scenarios. Although our models' primary reference rate for estimating interest-rate risk is LIBOR, our interest-rate management activities may be based on various other indices.
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

	PMVS-YC	PMVS-L
(In millions)	25 bps	50 bps	100 bps
Assuming shifts of the LIBOR yield curve:
September 30, 2017	$9	$6	$2
December 31, 2016	$7	$—	$—

Freddie Mac Form 10-Q	58

Management's Discussion and Analysis	Risk Management | Market Risk

	3Q 2017			3Q 2016
(Duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	—	$9	$35	0.1	$6	$14
Minimum	(0.4)	$—	$—	(0.4)	$—	$—
Maximum	0.4	$26	$78	0.6	$21	$68
Standard deviation	0.2	$7	$17	0.2	$4	$17

	YTD 2017			YTD 2016
(Duration gap in months, dollars in millions)	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps	Duration Gap	PMVS-YC 25 bps	PMVS-L 50 bps
Average	0.1	$7	$16	0.1	$6	$21
Minimum	(0.4)	$—	$—	(0.4)	$—	$—
Maximum	0.8	$26	$78	0.7	$31	$92
Standard deviation	0.2	$6	$20	0.2	$5	$22
Derivatives enable us to reduce our economic interest-rate risk exposure as we continue to align our derivative portfolio with the changing duration of our economically hedged assets and liabilities. The table below shows that the PMVS-L risk levels, assuming a 50 basis point shift in the LIBOR yield curve for the periods presented, would have been higher if we had not used derivatives.

	PMVS-L (50 bps)
(In millions)	Before Derivatives	After Derivatives	Effect of Derivatives
September 30, 2017	$3,214	$6	($3,208)
December 31, 2016	$3,651	$—	($3,651)
GAAP EARNINGS VARIABILITY

While we manage our interest-rate risk exposure on an economic basis to a low level as measured by our models, our GAAP financial results are still subject to significant earnings variability from period to period. This variability of GAAP earnings, which may not reflect the economics of our business, and the declining capital reserve required under the terms of the Purchase Agreement (ultimately reaching zero in 2018) increase the risk of our having a negative net worth and thus being required to draw from Treasury. We could face a risk of a draw for a variety of reasons, including interest-rate volatility and spread volatility.
Interest-rate Volatility

We hold assets and liabilities that expose us to interest-rate risk. The way we account for our financial assets and liabilities (i.e., some are measured at amortized cost, while others are measured at fair value) creates volatility in our GAAP earnings when interest rates fluctuate. Based upon the composition of our financial assets and liabilities, including derivatives, at September 30, 2017, we generally recognize fair value losses in earnings when long-term interest rates decline.
In an effort to reduce our GAAP earnings variability and better align our GAAP results with the economics of our business, we began using fair value hedge accounting for certain single-family mortgage loans during 1Q 2017. In addition, we continue to explore other strategies and activities that will further reduce our GAAP earnings variability.

Freddie Mac Form 10-Q	59

Management's Discussion and Analysis	Risk Management | Market Risk

The table below presents the effect of derivatives used in our interest-rate risk management activities on our comprehensive income, after considering any offsetting interest rate effects related to financial instruments measured at fair value and the effects of fair value hedge accounting.

(In billions)	3Q 2017	3Q 2016	YTD 2017	YTD 2016
Interest rate effect on derivative fair values	$—	$0.5	($0.6)	($5.2)
Estimate of offsetting interest rate effect related to financial instruments measured at fair value(1)	—	(0.5)	—	2.4
Gains (losses) on mortgage loans in fair value hedge relationships	—	—	0.4	—
Income tax (expense) benefit	—	—	0.1	1.0
Estimated net interest rate effect on comprehensive income (loss)	$—	$—	($0.1)	($1.8)

(1)
Includes the interest-rate effect on our trading securities, available-for-sale securities, mortgage loans held-for-sale, and other assets and debt for which we elected the fair value option, which is reflected in other non-interest income (loss) and total other comprehensive income (loss) on our condensed consolidated statements of comprehensive income.

Our fair value hedges are designed to reduce GAAP earnings variability primarily due to large interest rate movements. During 3Q 2017, the effect of fair value hedge accounting on our comprehensive income was relatively minor as the change in interest rates was relatively small. During YTD 2017, fair value hedge accounting reduced our GAAP earnings variability due to interest-rate changes by $351 million on a pre-tax basis. See Note 7 for additional information on hedge accounting, including further details on the actual results of fair value hedge accounting on our condensed consolidated statements of comprehensive income.
We evaluate the potential benefits of fair value hedge accounting by evaluating a range of interest-rate scenarios and identifying which of those scenarios produces the most adverse GAAP earnings outcome. The interest-rate scenarios evaluated include parallel shifts in the yield curve of plus and minus 100 basis points, non-parallel yield curve shifts in which long-term interest rates increase or decrease by 100 basis points, and non-parallel yield curve shifts in which short-term and medium-term interest rates increase or decrease by 100 basis points.
At September 30, 2017, the GAAP adverse scenario before fair value hedge accounting was a non-parallel shift in which long-term rates decrease by 100 basis points, while the GAAP adverse scenario after fair value hedge accounting was a non-parallel shift in which short and medium-term rates increase by 100 basis points. The results of this evaluation are shown in the table below.

	GAAP Adverse Scenario (Before-Tax)
(Dollars in billions)	Before Hedge Accounting	After Hedge Accounting	% Change
September 30, 2017	($2.8)	($1.2)	58%
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

Freddie Mac Form 10-Q	60

Management's Discussion and Analysis	Risk Management | Market Risk

market spreads widen. Conversely, for financial liabilities measured at fair value, we generally recognize fair value gains when market spreads widen.
Comprehensive income (loss) was affected by changes in market spreads in amounts estimated to be $0.4 billion and $0.6 billion (after-tax) during 3Q 2017 and 3Q 2016, respectively, and $0.6 billion and ($0.1) billion (after-tax) during YTD 2017 and YTD 2016, respectively.
During the 2017 periods, the increase to comprehensive income was due to market spreads tightening on our agency and non-agency mortgage-related securities, partially offset by market spreads widening on certain multifamily mortgage loan products.
During the 2016 periods, market spreads tightened on our agency and non-agency mortgage-related securities and our multifamily mortgage loans and commitments measured at fair value, resulting in an increase in comprehensive income.

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
The tables below summarize the par value and the average rate of other debt securities we issued or paid off, including regularly scheduled principal payments, payments resulting from calls, and payments for repurchases. We call, exchange or repurchase our outstanding debt securities from time to time for a variety of reasons, including managing our funding composition and supporting the liquidity of our debt securities.

	3Q 2017
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills:
Beginning balance	$52,354	0.91%	$—	—%
Issuances	89,827	0.99%	—	—%
Repurchases	—	—%	—	—%
Maturities	(93,716)	0.92%	—	—%
Ending Balance	48,465	1.05%	—	—%
Securities sold under agreements to repurchase:
Beginning balance	4,772	1.01%	—	—%
Additions	30,803	0.92%	—	—%
Repayments	(27,402)	0.93%	—	—%
Ending Balance	8,173	0.75%	—	—%
Callable debt:
Beginning balance	—	—%	120,450	1.53%
Issuances	—	—%	9,850	1.90%
Repurchases	—	—%	(49)	2.39%
Calls	—	—%	(13,011)	1.80%
Maturities	—	—%	(3,850)	0.92%
Ending Balance	—	—%	113,390	1.51%
Non-callable debt:(2)
Beginning balance	10,616	0.82%	151,279	2.38%
Issuances	2,300	1.07%	7,555	1.51%
Repurchases	—	—%	(167)	2.54%
Maturities	—	—%	(20,947)	1.62%
Ending Balance	12,916	0.86%	137,720	2.47%
Total other debt	$69,554	0.98%	$251,110	2.04%

Freddie Mac Form 10-Q	62

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

	YTD 2017
(Dollars in millions)	Short-term	Average Rate(1)	Long-term	Average Rate(1)
Discount notes and Reference Bills:
Beginning balance	$61,042	0.47%	$—	—%
Issuances	289,138	0.79%	—	—%
Repurchases	(57)	0.91%	—	—%
Maturities	(301,658)	0.69%	—	—%
Ending Balance	48,465	1.05%	—	—%
Securities sold under agreements to repurchase:
Beginning balance	3,040	0.42%	—	—%
Additions	93,948	0.61%	—	—%
Repayments	(88,815)	0.57%	—	—%
Ending Balance	8,173	0.75%	—	—%
Callable debt:
Beginning balance	—	—%	98,420	1.44%
Issuances	—	—%	46,979	1.90%
Repurchases	—	—%	(49)	2.39%
Calls	—	—%	(24,227)	1.76%
Maturities	—	—%	(7,733)	0.85%
Ending Balance	—	—%	113,390	1.51%
Non-callable debt:(2)
Beginning balance	7,435	0.41%	186,806	2.10%
Issuances	12,866	0.87%	18,673	1.99%
Repurchases	(500)	0.82%	(1,211)	1.40%
Maturities	(6,885)	0.40%	(66,548)	1.46%
Ending Balance	12,916	0.86%	137,720	2.47%
Total other debt	$69,554	0.98%	$251,110	2.04%

(1)	Average rate is weighted based on par value.

(2)	Includes STACR debt notes and certain multifamily other debt.
During the 2017 periods, we increased our volume of securities sold under agreements to repurchase as these borrowing transactions reduced the cost of our funding. To replace the medium-term (classified as long-term debt in the table above) and long-term debt that was called or matured during the 2017 periods, we primarily issued callable debt. Overall, our outstanding other debt balance continues to decline as we reduce our indebtedness along with the decline in our mortgage-related investments portfolio.

Freddie Mac Form 10-Q	63

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

The following graphs present our other debt by contractual maturity date and earliest redemption date. The earliest redemption date refers to the earliest call date for callable debt and the contractual maturity date for all other debt.
Contractual Maturity Date as of September 30, 2017

Earliest Redemption Date as of September 30, 2017

DEBT SECURITIES OF CONSOLIDATED TRUSTS

The table below shows the issuance and extinguishment activity for the debt securities of our consolidated trusts.

Freddie Mac Form 10-Q	64

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

(In millions)	3Q 2017	YTD 2017
Beginning balance	$1,625,619	$1,602,162
Issuances:
New issuances to third parties	63,552	187,273
Additional issuances of securities	39,425	100,507
Total issuances	102,977	287,780
Extinguishments:
Purchases of debt securities from third parties	(7,221)	(27,492)
Debt securities received in settlement of advances to lenders	(8,630)	(24,341)
Repayments of debt securities	(68,833)	(194,197)
Total extinguishments	(84,684)	(246,030)
Ending balance	$1,643,912	$1,643,912
Unamortized premiums and discounts	47,612	47,612
Debt securities of consolidated trusts held by third parties	$1,691,524	$1,691,524
Debt securities of our consolidated trusts represent our liability to third parties that hold beneficial interests in our consolidated securitization trusts. Our exposure on debt securities of consolidated trusts is limited to the guarantee we provide on the payment of principal and interest on these securities, as the primary source of repayment of these debt securities comes from the cash flows of the mortgage loans held by the trusts which back the securities. At September 30, 2017, our estimated exposure (including the amounts that are due to Freddie Mac for debt securities of consolidated trusts that we purchased) to these debt securities is recognized as the allowance for credit losses on mortgage loans held by consolidated trusts. See Note 4 for details on our allowance for loan losses.
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

	September 30, 2017				December 31, 2016
(In billions)	Liquidity and Contingency Operating Portfolio	Custodial Account	Other(1)	Total Other Investments and Cash Portfolio	Liquidity and Contingency Operating Portfolio	Custodial Account	Other(1)	Total Other Investments and Cash Portfolio
Cash and cash equivalents	$8.2	$—	$—	$8.2	$12.4	$—	$—	$12.4
Restricted cash and cash equivalents	—	5.1	2.6	7.7	—	9.5	0.4	9.9
Securities purchased under agreements to resell	34.2	12.8	0.2	47.2	37.5	13.6	0.4	51.5
Non-mortgage-related securities	16.9	—	0.6	17.5	19.6	—	1.5	21.1
Advances to lenders	—	—	1.3	1.3	—	—	1.3	1.3
Total	$59.3	$17.9	$4.7	$81.9	$69.5	$23.1	$3.6	$96.2

(1)
Consists of amounts related to collateral held by us from derivative and other counterparties, investments in unsecured agency debt that we may not otherwise invest in, other than to pledge as collateral to our counterparties when our derivatives are in a liability position, advances to lenders, and other secured lending transactions.

Freddie Mac Form 10-Q	65

Management's Discussion and Analysis	Liquidity and Capital Resources | Liquidity Profile

Our non-mortgage-related investments in the liquidity and contingency operating portfolio consist of U.S. Treasury securities and other investments that we could sell to provide us with an additional source of liquidity to fund our business operations. We also maintain non-interest-bearing deposits at the Federal Reserve Bank of New York.

Freddie Mac Form 10-Q	66

Management's Discussion and Analysis	Liquidity and Capital Resources | Cash Flows

CASH FLOWS
We evaluate our cash flow performance by comparing the net cash flows from operating and investing activities to the net cash flows required to finance those activities. The following graphs present the results of these activities for YTD 2016 and YTD 2017.

Commentary

Cash provided by operating activities increased $0.8 billion primarily due to the following:

•	Increase in our other income due to settlement proceeds in 3Q 2017 from RBS related to certain of our non-agency mortgage-related securities.
This increase was partially offset by:

•	Increase in net purchases of mortgage loans acquired as held-for-sale, primarily due to an increase in purchases of multifamily mortgage loans.
Cash provided by investing activities increased $15.4 billion primarily due to the following:

•
Increase in net proceeds received from sales of investment securities, driven by the continued reduction in the balance of our mortgage investment portfolio as required by the Purchase Agreement and FHFA; and

•	Decrease in restricted cash due to a reduction in prepayment proceeds received by the custodial account.
This increase was partially offset by:

•	Decrease in net repayments of mortgage loans acquired as held-for-investment, primarily due to lower single-family liquidation rates.
Cash used in financing activities increased $18.7 billion primarily due to the following:

•	Decrease in proceeds from issuances of debt securities of consolidated trusts held by third parties driven by a decline in the volume of single-family PC issuances for cash; and

•	Increase in the payment of cash dividends on our senior preferred stock.

Freddie Mac Form 10-Q	67

Management's Discussion and Analysis	Liquidity and Capital Resources | Capital Resources

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
At September 30, 2017, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $5.3 billion as of September 30, 2017 and the Capital Reserve Amount of $600 million in 2017, our dividend requirement to Treasury in December 2017 will be $4.7 billion. Upon the Conservator, acting as successor to the rights, titles, powers and privileges of the Board of Directors, declaring a senior preferred stock dividend equal to our dividend requirement and directing us to pay it before December 31, 2017, we would pay a dividend of $4.7 billion by December 31, 2017. Under the Purchase Agreement, the payment of dividends does not reduce the outstanding liquidation preference of the senior preferred stock, although we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of accrued and unpaid dividends previously added to the liquidation preference and not previously paid down.
In June 2016, the FASB issued guidance related to the measurement of credit losses on financial instruments that will be effective as of January 1, 2020, with early adoption permitted as of January 1, 2019. This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses. While we are still evaluating the effect that the adoption of this guidance will have on our financial results, it will increase (perhaps substantially) our provision for credit losses in the period of adoption. As our capital reserve will decline to zero in 2018, this guidance increases the risk that we will need to request a draw from Treasury for the period of adoption.
The table below presents activity related to our net worth during 3Q 2017 and YTD 2017.

(In millions)	3Q 2017	YTD 2017
Beginning balance	$2,586	$5,075
Comprehensive (loss) income	4,650	8,870
Capital draw from Treasury	—	—
Senior preferred stock dividends declared	(1,986)	(8,695)
Total equity / net worth	$5,250	$5,250
Aggregate draws under Purchase Agreement	$71,336	$71,336
Aggregate cash dividends paid to Treasury	$110,143	$110,143

Freddie Mac Form 10-Q	68

Management's Discussion and Analysis	Conservatorship and Related Matters

CONSERVATORSHIP AND RELATED MATTERS
REDUCING OUR MORTGAGE-RELATED INVESTMENTS PORTFOLIO OVER TIME
The table below presents the UPB of our mortgage-related investments portfolio for purposes of the limit imposed by the Purchase Agreement and FHFA regulation. The cap for this portfolio will decrease to approximately $288 billion at December 31, 2017.

	September 30, 2017				December 31, 2016
(Dollars in millions)	Liquid	Securitiz-ation Pipeline	Less Liquid	Total	Liquid	Securitiz-ation Pipeline	Less Liquid	Total
Capital Markets segment - Mortgage investments portfolio:
Single-family unsecuritized loans
Performing loans	$—	$13,343	$—	$13,343	$—	$13,113	$—	$13,113
Reperforming loans	—	—	53,372	53,372	—	—	58,326	58,326
Total single-family unsecuritized loans	—	13,343	53,372	66,715	—	13,113	58,326	71,439
Freddie Mac mortgage-related securities	121,108	—	4,026	125,134	125,652	—	4,776	130,428
Non-agency mortgage-related securities	270	—	6,856	7,126	113	—	16,059	16,172
Non-Freddie Mac agency mortgage-related securities	7,614	—	—	7,614	11,759	—	—	11,759
Total Capital Markets segment - Mortgage investments portfolio	128,992	13,343	64,254	206,589	137,524	13,113	79,161	229,798
Single-family Guarantee segment - Single-family unsecuritized seriously delinquent loans	—	—	11,784	11,784	—	—	13,692	13,692
Multifamily segment:
Unsecuritized loans	—	18,416	20,721	39,137	—	16,372	26,047	42,419
Mortgage-related securities	7,211	—	1,960	9,171	7,447	—	5,070	12,517
Total Multifamily segment	7,211	18,416	22,681	48,308	7,447	16,372	31,117	54,936
Total mortgage-related investments portfolio	$136,203	$31,759	$98,719	$266,681	$144,971	$29,485	$123,970	$298,426
Percentage of total mortgage-related investments portfolio	51%	12%	37%	100%	49%	10%	41%	100%
Mortgage-related investments portfolio cap at December 31, 2017 and December 31, 2016				$288,408				$339,304
90% of mortgage-related investments portfolio cap at December 31, 2017 and December 31, 2016(1)				$259,567				$305,374

(1)	Represents the amount that we manage to under our Retained Portfolio Plan, subject to certain exceptions.
The decline in our mortgage-related investments portfolio during YTD 2017 was primarily due to repayments and the active disposition of less liquid assets.
While we continued to purchase new single-family seriously delinquent loans, our active disposition of less liquid assets included the following:

•
Sales of $12.1 billion of less liquid assets, including $7.8 billion in UPB of non-agency mortgage-related securities, $0.5 billion in UPB of seriously delinquent unsecuritized single-family loans, and $3.8 billion in UPB of single-family reperforming loans;

Freddie Mac Form 10-Q	69

Management's Discussion and Analysis	Conservatorship and Related Matters

•	Securitizations of $0.7 billion in UPB of less liquid multifamily loans; and

•	Transfers of $0.9 billion in UPB of less liquid multifamily loans to the securitization pipeline.

Freddie Mac Form 10-Q	70

Management's Discussion and Analysis	Regulation and Supervision

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
AFFORDABLE HOUSING ALLOCATIONS
The GSE Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points of each dollar of total new business purchases and pay this amount to certain housing funds. During 3Q 2017 and YTD 2017, we completed $106 billion and $292 billion, respectively, of new business purchases subject to this requirement and accrued $44 million and $122 million, respectively, of related expense. We expect to pay this amount (and any additional amounts accrued based on our new business purchases during the remainder of 2017) in February 2018. We are prohibited from passing through these costs to the originators of the loans that we purchase.
LEGISLATIVE AND REGULATORY DEVELOPMENTS
AFFORDABLE HOUSING GOALS RESULTS FOR 2016

In October 2017, FHFA informed us that it had reviewed our performance with respect to the affordable housing goals for 2016, and preliminarily determined that we achieved all five single-family affordable housing goals and all three of our multifamily goals. Our performance on the goals, as preliminarily determined, is set forth in the table below. We may achieve a single-family housing goal by meeting or exceeding either:

•	the FHFA benchmark for that goal (Goals); or

•	the actual share of the market that meets the criteria for that goal (Market Levels).

	Goals	Market Levels	Preliminary
	for 2016	for 2016	Results for 2016
Single-family purchase money goals (benchmark levels)
Low-income	24%	22.9%	23.8%
Very low-income	6%	5.4%	5.7%
Low-income areas	17%	19.7%	19.9%
Low-income areas subgoal	14%	15.9%	15.6%
Single-family refinance (benchmark level)
Low-income goal	21%	19.8%	21.0%

Multifamily (benchmark levels in units)
Low-income goal	300,000	N/A	406,958
Very low-income subgoal	60,000	N/A	73,030
Small property low-income subgoal	8,000	N/A	22,101

Freddie Mac Form 10-Q	71

Management's Discussion and Analysis	Regulation and Supervision

Because we missed two of the five single-family goals in 2015, we will remain under a Housing Plan through 2018.

LIBOR TRANSITION

In July 2017, the Chief Executive of the United Kingdom’s Financial Conduct Authority (FCA) announced the FCA’s intention to cease sustaining LIBOR after 2021. The Federal Reserve Board had previously convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. We are participating in the ARRC's activities. The ARRC identified an alternative rate in June 2017, and in August 2017, the Federal Reserve Board requested public comment on a proposal to begin publishing that and two other alternative rates beginning in 2018. We are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition may be on our business, results of operations and financial condition.

Freddie Mac Form 10-Q	72

Management's Discussion and Analysis	Off-Balance Sheet Arrangements

OFF-BALANCE SHEET ARRANGEMENTS
We enter into certain business arrangements that are not recorded on our condensed consolidated balance sheets or that may be recorded in amounts that differ from the full contract or notional amount of the transaction and that may expose us to potential losses in excess of the amounts recorded on our condensed consolidated balance sheets. For a description of our off-balance sheet arrangements, see "MD&A - Off-Balance Sheet Arrangements" in our 2016 Annual Report. See Note 3 for more information on our off-balance sheet securitization activities and other guarantees.
We have certain off-balance sheet arrangements related to our securitization activities involving guaranteed loans and mortgage-related securities, though most of our securitization activities are on-balance sheet. Our off-balance sheet arrangements related to these securitization activities primarily consist of K Certificates and SB Certificates. We also have off-balance sheet arrangements related to certain other securitization products and other mortgage-related guarantees. Our maximum potential off-balance sheet exposure to credit losses relating to these securitization activities and guarantees is primarily represented by the UPB of the underlying loans and securities, which was $195.3 billion and $166.7 billion at September 30, 2017 and December 31, 2016, respectively.

Freddie Mac Form 10-Q	73

Management's Discussion and Analysis	Forward-Looking Statements

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

•	The effect of the restrictions on our business due to the conservatorship and the Purchase Agreement, including our dividend requirement on the senior preferred stock;

•	Changes in our Charter or in applicable legislative or regulatory requirements (including any legislation affecting the future status of our company);

•	Changes in the fiscal and monetary policies of the Federal Reserve, including the recently announced plan to begin reducing the size of holdings of mortgage-related securities;

•	Changes in economic and market conditions, including changes in employment rates, interest rates, spreads, and home prices;

•	Changes in the U.S. residential mortgage market, including changes in the supply and type of loan products (e.g., refinance vs. purchase, and fixed-rate vs. ARM);

•	The success of our efforts to mitigate our losses on our Legacy and relief refinance single-family loan portfolio and our investments in non-agency mortgage-related securities;

•	The success of our strategy to transfer mortgage credit risk through STACR debt note, ACIS, K Certificate, SB Certificate, and other credit risk transfer transactions;

•	Our ability to maintain adequate liquidity to fund our operations;

•	Our ability to maintain the security and resiliency of our operational systems and infrastructure (e.g., against cyberattacks);

•	Our ability to effectively execute our business strategies, implement new initiatives, and improve efficiency;

•	The adequacy of our risk management framework;

•	Our ability to manage mortgage credit risks, including the effect of changes in underwriting and servicing practices;

•
Our ability to limit or manage our economic exposure and GAAP earnings exposure to interest-rate volatility and spread volatility, including the availability of derivative financial instruments needed for

Freddie Mac Form 10-Q	74

Management's Discussion and Analysis	Forward-Looking Statements

interest-rate risk management purposes;

•	Our ability to issue new securities, make timely payments and provide initial and ongoing disclosures;

•	Changes or errors in the methodologies, models, assumptions, and estimates we use to prepare our financial statements, make business decisions, and manage risks;

•	Changes in investor demand for our debt or mortgage-related securities (e.g., single-family PCs, multifamily K Certificates and SB Certificates);

•	Changes in the practices of loan originators, servicers, investors and other participants in the secondary mortgage market; and

•	Other factors and assumptions described in this Form 10-Q and our 2016 Annual Report, including in the “MD&A” section.
Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statements we make to reflect events or circumstances occurring after the date of this Form 10-Q.

Freddie Mac Form 10-Q	75

Financial Statements

FINANCIAL STATEMENTS

Freddie Mac Form 10-Q	76

Financial Statements	Condensed Consolidated Statements of Comprehensive Income

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In millions, except share-related amounts)	3Q 2017	3Q 2016	YTD 2017	YTD 2016
Interest income
Mortgage loans	$15,867	$14,997	$47,680	$46,053
Investments in securities	821	976	2,637	2,923
Other	185	74	436	187
Total interest income	16,873	16,047	50,753	49,163
Interest expense	(13,344)	(12,354)	(39,965)	(38,523)
Expense related to derivatives	(40)	(47)	(125)	(146)
Net interest income	3,489	3,646	10,663	10,494
Benefit (provision) for credit losses	(716)	(113)	(178)	1,129
Net interest income after benefit (provision) for credit losses	2,773	3,533	10,485	11,623
Non-interest income (loss)
Gains (losses) on extinguishment of debt	27	(92)	295	(266)
Derivative gains (losses)	(678)	(36)	(2,076)	(6,655)
Net impairment of available-for-sale securities recognized in earnings	(1)	(9)	(17)	(138)
Other gains on investment securities recognized in earnings	723	309	840	1,062
Other income (loss)	5,403	605	6,512	1,527
Non-interest income (loss)	5,474	777	5,554	(4,470)
Non-interest expense
Salaries and employee benefits	(272)	(248)	(813)	(727)
Professional services	(110)	(129)	(340)	(347)
Occupancy expense	(17)	(13)	(46)	(41)
Other administrative expense	(125)	(108)	(349)	(306)
Total administrative expense	(524)	(498)	(1,548)	(1,421)
Real estate owned operations expense	(35)	(56)	(128)	(169)
Temporary Payroll Tax Cut Continuation Act of 2011 expense	(339)	(293)	(990)	(845)
Other expense	(159)	(138)	(361)	(442)
Non-interest expense	(1,057)	(985)	(3,027)	(2,877)
Income (loss) before income tax (expense) benefit	7,190	3,325	13,012	4,276
Income tax (expense) benefit	(2,519)	(996)	(4,466)	(1,308)
Net income (loss)	4,671	2,329	8,546	2,968
Other comprehensive income (loss), net of taxes and reclassification adjustments:
Changes in unrealized gains (losses) related to available-for-sale securities	(47)	(47)	246	181
Changes in unrealized gains (losses) related to cash flow hedge relationships	26	29	81	95
Changes in defined benefit plans	—	(1)	(3)	(1)
Total other comprehensive income (loss), net of taxes and reclassification adjustments	(21)	(19)	324	275
Comprehensive income (loss)	$4,650	$2,310	$8,870	$3,243
Net income (loss)	$4,671	$2,329	$8,546	$2,968
Undistributed net worth sweep and senior preferred stock dividends	(4,650)	(2,310)	(8,870)	(3,243)
Net income (loss) attributable to common stockholders	$21	$19	($324)	($275)
Net income (loss) per common share — basic and diluted	$0.01	$0.01	($0.10)	($0.09)
Weighted average common shares outstanding (in millions) — basic and diluted	3,234	3,234	3,234	3,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	77

Financial Statements	Condensed Consolidated Balance Sheets

FREDDIE MAC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except share-related amounts)	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents (Note 12)	$8,183	$12,369
Restricted cash and cash equivalents (Notes 3, 12)	7,684	9,851
Securities purchased under agreements to resell (Notes 3, 8)	47,202	51,548
Investments in securities, at fair value (Note 5)	87,148	111,547
Mortgage loans held-for-sale (Note 4) (includes $18,995 and $16,255 at fair value)	32,042	18,088
Mortgage loans held-for-investment (Notes 3, 4) (net of allowance for loan losses of $10,085 and $13,431)	1,812,850	1,784,915
Accrued interest receivable (Note 3)	6,268	6,135
Derivative assets, net (Notes 7, 8)	705	747
Deferred tax assets, net (Note 10)	14,576	15,818
Other assets (Notes 3, 15) (includes $2,761 and $2,408 at fair value)	13,998	12,358
Total assets	$2,030,656	$2,023,376
Liabilities and equity
Liabilities
Accrued interest payable (Note 3)	$5,990	$6,015
Debt, net (Notes 3, 6) (includes $5,808 and $6,010 at fair value)	2,009,578	2,002,004
Derivative liabilities, net (Notes 7, 8)	212	795
Other liabilities (Notes 3, 15)	9,626	9,487
Total liabilities	2,025,406	2,018,301
Commitments and contingencies (Notes 3, 7, and 14)
Equity (Note 9)
Senior preferred stock	72,336	72,336
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 650,054,731 shares and 650,046,828 shares outstanding	—	—
Additional paid-in capital	—	—
Retained earnings (accumulated deficit)	(78,092)	(77,941)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $726 and $782, related to net unrealized gains on securities for which other-than-temporary impairment has been recognized in earnings)	1,161	915
Cash flow hedge relationships	(399)	(480)
Defined benefit plans	18	21
Total AOCI, net of taxes	780	456
Treasury stock, at cost, 75,809,155 shares and 75,817,058 shares	(3,883)	(3,885)
Total equity (See Note 9 for information on our dividend requirement to Treasury)	5,250	5,075
Total liabilities and equity	$2,030,656	$2,023,376
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

(In millions)	September 30, 2017	December 31, 2016
Consolidated Balance Sheet Line Item
Assets: (Note 3)
Mortgage loans held-for-investment	$1,738,858	$1,690,218
All other assets	26,510	32,262
Total assets of consolidated VIEs	$1,765,368	$1,722,480
Liabilities: (Note 3)
Debt, net	$1,691,524	$1,648,683
All other liabilities	4,950	4,846
Total liabilities of consolidated VIEs	$1,696,474	$1,653,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	78

Financial Statements	Condensed Consolidated Statements of Cash Flows

FREDDIE MAC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	YTD 2017	YTD 2016
Net cash provided by operating activities	$5,862	$5,053
Cash flows from investing activities
Purchases of trading securities	(119,548)	(70,690)
Proceeds from sales of trading securities	115,727	45,650
Proceeds from maturities and repayments of trading securities	6,775	18,602
Purchases of available-for-sale securities	(6,361)	(21,988)
Proceeds from sales of available-for-sale securities	14,695	17,009
Proceeds from maturities and repayments of available-for-sale securities	9,541	11,412
Purchases of held-for-investment mortgage loans	(92,311)	(120,753)
Proceeds from sales of mortgage loans held-for-investment	4,641	2,605
Repayments of mortgage loans held-for-investment	206,705	245,212
(Increase) decrease in restricted cash	2,167	(4,598)
Advances to lenders	(25,383)	(20,457)
Net proceeds from dispositions of real estate owned and other recoveries	1,457	2,023
Net (increase) decrease in securities purchased under agreements to resell	4,346	7,971
Derivative premiums and terminations, swap collateral, and exchange settlement payments, net	(1,646)	(6,528)
Changes in other assets	(248)	(254)
Net cash provided by investing activities	120,557	105,216
Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	135,697	178,727
Repayments and redemptions of debt securities of consolidated trusts held by third parties	(221,844)	(251,296)
Proceeds from issuance of other debt	461,222	504,447
Repayments of other debt	(496,982)	(541,125)
Payment of cash dividends on senior preferred stock	(8,695)	(2,673)
Changes in other liabilities	(3)	(4)
Net cash used in financing activities	(130,605)	(111,924)
Net (decrease) increase in cash and cash equivalents	(4,186)	(1,655)
Cash and cash equivalents at beginning of year	12,369	5,595
Cash and cash equivalents at end of period	$8,183	$3,940

Supplemental cash flow information
Cash paid for:
Debt interest	$47,847	$46,399
Income taxes	887	1,834
Non-cash investing and financing activities (Note 4 and 5)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Freddie Mac Form 10-Q	79

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Freddie Mac is a GSE chartered by Congress in 1970. Our public mission is to provide liquidity, stability, and affordability to the U.S. housing market. We are regulated by FHFA, the SEC, HUD, and Treasury, and are currently operating under the conservatorship of FHFA. For more information on the roles of FHFA and Treasury, see Note 2 in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, or 2016 Annual Report. Throughout our unaudited condensed consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the “Glossary” of our 2016 Annual Report and our Form 10-Q for the second quarter of 2017. Throughout this Form 10-Q, we refer to the three months ending December 31, 2017, the three months ended September 30, 2017, the three months ended June 30, 2017, the three months ended March 31, 2017, the three months ended December 31, 2016, the three months ended September 30, 2016, the three months ended June 30, 2016, and the three months ended December 31, 2015 as "4Q 2017," “3Q 2017,” “2Q 2017,” “1Q 2017,” “4Q 2016,” “3Q 2016,” “2Q 2016,” and “4Q 2015,” respectively. We refer to the nine months ended September 30, 2017 and the nine months ended September 30, 2016 as “YTD 2017” and “YTD 2016,” respectively.
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
We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the delegation of authority from FHFA to our Board of Directors and management. Certain amounts in prior periods’ condensed consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, our unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary for a fair statement of our results.
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

Freddie Mac Form 10-Q	80

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

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
ASU 2016-17 - Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control
The Board issued this Update to amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.
		January 1, 2017	The adoption of this amendment did not have a material effect on our consolidated financial statements.

Freddie Mac Form 10-Q	81

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 1

Recently Issued Accounting Guidance, Not Yet Adopted Within Our Condensed Consolidated Financial Statements

Standard	Description	Date of Planned Adoption	Effect on Consolidated Financial Statements
ASU 2017-12, Derivatives and Hedging (Topic 815)
The amendments in this Update made targeted improvements to accounting for hedging activities. The Update changes the recognition and presentation requirements of hedge accounting and provides new alternatives on how to measure and account for certain aspects of hedging activities.
4Q 2017
The adoption of the amendments will not affect the application of hedge accounting for our existing hedge strategies; however, the amendments will modify the presentation of hedge results on our consolidated statements of comprehensive income and in the financial statement notes.

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
		January 1, 2018	The adoption of the amendments will not have a material effect on our consolidated financial statements.
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects lifetime expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
January 1, 2020
While we are evaluating the effect that the adoption of the amendments will have on our consolidated financial statements, it will increase (perhaps substantially) our provision for credit losses in the period of adoption.

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
IMPACT OF CONSERVATORSHIP AND RELATED DEVELOPMENTS ON THE MORTGAGE-RELATED INVESTMENTS PORTFOLIO

For purposes of the limit imposed by the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio cannot exceed $288.4 billion at December 31, 2017 and was $266.7 billion at September 30, 2017. Our Retained Portfolio Plan provides for us to manage the UPB of the mortgage-related investments portfolio so that it does not exceed 90% of the annual cap established by the Purchase Agreement (subject to certain exceptions). Our mortgage-related investments portfolio cap is reduced by 15% annually until it reaches $250 billion. This amount is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. Our ability to acquire and sell mortgage assets is significantly constrained by limitations of the Purchase Agreement and those imposed by FHFA.
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
At June 30, 2017, our assets exceeded our liabilities under GAAP; therefore, FHFA did not request a draw on our behalf and, as a result, we did not receive any funding from Treasury under the Purchase Agreement during 3Q 2017. The amount of available funding remaining under the Purchase Agreement is $140.5 billion and would be reduced by any future draws.

Freddie Mac Form 10-Q	83

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 2

See Note 6 and Note 9 for more information on the conservatorship and the Purchase Agreement.
RELATED PARTIES AS A RESULT OF CONSERVATORSHIP

We are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. Common Securitization Solutions, LLC (CSS) was formed in 2013 as a limited liability company equally-owned by Freddie Mac and Fannie Mae. Therefore, CSS is also deemed a related party. During YTD 2017, we contributed $78 million of capital to CSS.

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
VIEs FOR WHICH WE ARE THE PRIMARY BENEFICIARY

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

(In millions)	September 30, 2017	December 31, 2016
Consolidated Balance Sheet Line Item
Assets:
Restricted cash and cash equivalents	$5,148	$9,431
Securities purchased under agreements to resell	12,800	13,550
Mortgage loans held-for-investment	1,738,858	1,690,218
Accrued interest receivable	5,640	5,454
Other assets	2,922	3,827
Total assets of consolidated VIEs	$1,765,368	$1,722,480
Liabilities:
Accrued interest payable	$4,950	$4,846
Debt, net	1,691,524	1,648,683
Total liabilities of consolidated VIEs	$1,696,474	$1,653,529

Freddie Mac Form 10-Q	85

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

VIEs FOR WHICH WE ARE NOT THE PRIMARY BENEFICIARY

Our involvement with VIEs for which we are not the primary beneficiary takes one or both of two forms - purchasing an investment in these entities or providing a guarantee to these entities. The following table presents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs with which we were involved in the design and creation and have a significant continuing involvement, as well as our maximum exposure to loss.

(In millions)	September 30, 2017	December 31, 2016
Assets and Liabilities Recorded on our Consolidated Balance Sheets(1)
Assets:
Investments in securities	$52,355	$58,995
Accrued interest receivable	236	254
Other assets	2,030	1,708
Liabilities:
Other liabilities	1,902	1,604
Maximum Exposure to Loss(2)(3)	$178,765	$150,227
Total Assets of Non-Consolidated VIEs(3)	$207,985	$175,713

(1)
Includes our variable interests in REMICs and Stripped Giant PCs, K Certificates, SB Certificates, senior subordinate securitization structures, and other securitization products that we do not consolidate.

(2)
Our maximum exposure to loss includes the guaranteed UPB of assets held by the non-consolidated VIEs related to K Certificates, SB Certificates, senior subordinate securitization structures, and other securitization products, as well as the UPB of unguaranteed securities that we acquired from these securitization transactions.

(3)
Our maximum exposure to loss and total assets of non-consolidated VIEs exclude our investments in and obligations to REMICs and Stripped Giant PCs, because we already consolidate the underlying collateral of these trusts on our consolidated balance sheets.

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
FINANCIAL GUARANTEES

The table below shows our maximum exposure, recognized liability, and maximum remaining term of our recognized financial guarantees to non-consolidated VIEs and other third parties. This table does not include our unrecognized financial guarantees, such as guarantees to consolidated VIEs or to resecuritization trusts that do not expose us to incremental credit risk.

Freddie Mac Form 10-Q	86

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 3

	September 30, 2017			December 31, 2016
(Dollars in millions, terms in years)	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term	Maximum Exposure(1)	Recognized Liability(2)	Maximum Remaining Term
K Certificates, SB Certificates, senior subordinate securitization structures, and other securitization products	$178,738	$1,834	40	$150,227	$1,532	40
Other mortgage-related guarantees	16,577	669	33	16,445	679	34
Derivative instruments	11,603	136	28	6,396	127	29

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

(2)
For K Certificates, SB Certificates, senior subordinate securitization structures, other securitization products, and other mortgage-related guarantees, this amount represents the guarantee obligation on our consolidated balance sheets. This amount excludes our reserve for guarantee losses, which totaled $62 million and $67 million as of September 30, 2017 and December 31, 2016, respectively, and is included within other liabilities on our consolidated balance sheets.

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
The following table presents the maximum exposure of our recognized financial guarantees to non-consolidated multifamily VIEs and the related maximum coverage provided primarily by the subordinate tranches.

	Maximum Exposure (1) at		Maximum Coverage (2) at
(In millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
K Certificates and SB Certificates	$164,308	$139,416	$27,307	$23,864
Other securitization products	6,732	5,545	1,521	1,359
Total	$171,040	$144,961	$28,828	$25,223

(1)	Our maximum exposure to loss includes the guaranteed UPB of assets held by the non-consolidated VIEs.

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
Similar to our non-consolidated VIEs, certain of our mortgage loans held by multifamily consolidated VIEs are credit-enhanced through unguaranteed and subordinated tranches. Our historical losses and related recoveries pursuant to these transactions have also not been significant.

Freddie Mac Form 10-Q	88

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

NOTE 4: MORTGAGE LOANS AND LOAN LOSS RESERVES
The table below provides details of the loans on our condensed consolidated balance sheets.

	September 30, 2017			December 31, 2016
(In millions)	Held by Freddie Mac	Held by consolidated trusts	Total	Held by Freddie Mac	Held by consolidated trusts	Total
Held-for-sale:
Single-family	$15,753	$—	$15,753	$2,092	$—	$2,092
Multifamily	19,118	—	19,118	16,544	—	16,544
Total UPB	34,871	—	34,871	18,636	—	18,636
Cost basis and fair value adjustments, net	(2,829)	—	(2,829)	(548)	—	(548)
Total held-for-sale loans, net	32,042	—	32,042	18,088	—	18,088
Held-for-investment:
Single-family	62,746	1,708,458	1,771,204	83,040	1,659,591	1,742,631
Multifamily	20,019	2,776	22,795	25,873	3,048	28,921
Total UPB	82,765	1,711,234	1,793,999	108,913	1,662,639	1,771,552
Cost basis adjustments	(2,321)	31,257	28,936	(3,755)	30,549	26,794
Allowance for loan losses	(6,452)	(3,633)	(10,085)	(10,461)	(2,970)	(13,431)
Total held-for-investment loans, net	73,992	1,738,858	1,812,850	94,697	1,690,218	1,784,915
Total loans, net	$106,034	$1,738,858	$1,844,892	$112,785	$1,690,218	$1,803,003
On February 2, 2017, we started applying fair value hedge accounting to certain single-family mortgage loans. The fair value hedge accounting related loan basis adjustments are included in the table above.
During 3Q 2017 and YTD 2017, we purchased $86.8 billion and $245.7 billion, respectively, in UPB of single-family loans that were classified as held-for-investment, compared to $115.7 billion and $273.9 billion of such loans purchased during 3Q 2016 and YTD 2016, respectively.
We also purchased $1.1 billion and $3.0 billion in UPB of multifamily loans that were classified as held-for-investment during 3Q 2017 and YTD 2017, respectively, compared to $1.7 billion and $3.7 billion of such loans purchased during 3Q 2016 and YTD 2016, respectively.
Our sales of multifamily loans occur primarily through the issuance of multifamily K Certificates and SB Certificates. During 3Q 2017 and 3Q 2016, we sold $16.0 billion and $10.2 billion, respectively, in UPB of held-for-sale multifamily loans. During YTD 2017 and YTD 2016, we sold $38.7 billion and $36.4 billion, respectively, in UPB of held-for-sale multifamily loans. See Note 3 for more information on our K Certificates and SB Certificates.
As part of our strategy to mitigate losses and reduce our holdings of less liquid assets, we completed sales of $2.7 billion and $0.6 billion in UPB of seasoned single-family loans during 3Q 2017 and 3Q 2016, respectively, and $4.3 billion and $2.4 billion in UPB of seasoned single-family loans during YTD 2017 and YTD 2016, respectively. Seasoned single-family mortgage loans include seriously delinquent and reperforming loans.
We reclassified $7.2 billion and $0.3 billion in UPB of seasoned single-family loans from held-for-investment to held-for-sale during 3Q 2017 and 3Q 2016, respectively, and $20.0 billion and $3.8 billion in UPB of seasoned single-family loans during YTD 2017 and YTD 2016, respectively. In addition, we reclassified $0.2 billion and $0.9 billion in UPB of multifamily mortgage loans from held-for-investment to held-for-sale during 3Q 2017 and YTD 2017, respectively. We did not reclassify any multifamily mortgage

Freddie Mac Form 10-Q	89

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

loans during the 2016 periods. For additional information regarding the fair value of our loans classified as held-for-sale, see Note 13.
CREDIT QUALITY

The current LTV ratio is one key factor we consider when estimating our loan loss reserves for single-family loans. As current LTV ratios increase, the borrower’s equity in the home decreases, which may negatively affect the borrower’s ability to refinance (outside of HARP) or to sell the property for an amount at or above the balance of the outstanding loan. A second-lien loan also reduces the borrower’s equity in the home and has a similar negative effect on the borrower’s ability to refinance or sell the property for an amount at or above the combined balances of the first and second loans. As of September 30, 2017 and December 31, 2016, based on data collected by us at loan delivery, approximately 10% and 11%, respectively, of loans in our single-family credit guarantee portfolio had second-lien financing by third parties at origination of the first loan. However, borrowers are free to obtain second-lien financing after origination, and we are not entitled to receive notification when a borrower does so. For further information about concentrations of risk associated with our single-family and multifamily loans, see Note 12.
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

	September 30, 2017				December 31, 2016
	Current LTV Ratio				Current LTV Ratio
(In millions)	≤ 80	> 80 to 100	> 100(1)	Total	≤ 80	> 80 to 100	> 100(1)	Total
20 and 30-year or more, amortizing fixed-rate(2)	$1,205,240	$216,924	$16,863	$1,439,027	$1,120,722	$236,111	$30,063	$1,386,896
15-year amortizing fixed-rate(2)	270,755	7,690	485	278,930	274,967	11,016	887	286,870
Adjustable-rate	49,703	3,222	35	52,960	52,319	2,955	85	55,359
Alt-A, interest-only, and option ARM	22,118	5,199	1,921	29,238	26,293	9,392	4,634	40,319
Total single-family loans	$1,547,816	$233,035	$19,304	$1,800,155	$1,474,301	$259,474	$35,669	$1,769,444

(1)
The serious delinquency rate for the total of single-family held-for-investment mortgage loans with current LTV ratios in excess of 100% was 7.50% and 6.80% as of September 30, 2017 and December 31, 2016, respectively.

(2)
The majority of our loan modifications result in new terms that include fixed interest rates after modification. As of September 30, 2017 and December 31, 2016, we have categorized UPB of approximately $25.5 billion and $32.0 billion, respectively, of modified loans as fixed-rate loans (instead of as adjustable rate loans), even though the modified loans have rate adjustment provisions. In these cases, while the terms of the modified loans provide for the interest rate to adjust, such rates and the timing of the adjustment are determined at the time of modification rather than at a subsequent date.

The following table presents the recorded investment in our multifamily held-for-investment loans, by credit quality indicator based on available data through the end of each period presented. These indicators involve significant management judgment.

Freddie Mac Form 10-Q	90

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

(In millions)	September 30, 2017	December 31, 2016
Credit risk profile by internally assigned grade:(1)
Pass	$22,515	$27,830
Special mention	145	502
Substandard	120	570
Doubtful	—	—
Total	$22,780	$28,902

(1)
A loan categorized as: “Pass” is current and adequately protected by the current financial strength and debt service capacity of the borrower; “Special mention” has signs of potential financial weakness; “Substandard” has a weakness that jeopardizes the timely full repayment; and “Doubtful” has a weakness that makes collection or liquidation in full highly questionable and improbable based on existing conditions.

MORTGAGE LOAN PERFORMANCE

The following tables present the recorded investment of our single-family and multifamily loans, held-for-investment, by payment status.

	September 30, 2017
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,406,602	$18,569	$4,457	$9,399	$1,439,027	$9,394
15-year amortizing fixed-rate	277,161	1,315	175	279	278,930	279
Adjustable-rate	52,363	358	69	170	52,960	170
Alt-A, interest-only, and option ARM	25,680	1,404	497	1,657	29,238	1,655
Total single-family	1,761,806	21,646	5,198	11,505	1,800,155	11,498
Total multifamily	22,755	25	—	—	22,780	48
Total single-family and multifamily	$1,784,561	$21,671	$5,198	$11,505	$1,822,935	$11,546

	December 31, 2016
(In millions)	Current	One Month Past Due	Two Months Past Due	Three Months or More Past Due, or in Foreclosure(1)	Total	Non-accrual
Single-family:
20 and 30-year or more, amortizing fixed-rate	$1,354,511	$16,645	$4,865	$10,875	$1,386,896	$10,868
15-year amortizing fixed-rate	285,373	1,010	178	309	286,870	309
Adjustable-rate	54,738	354	77	190	55,359	190
Alt-A, interest-only, and option ARM	35,994	1,748	650	1,927	40,319	1,927
Total single-family	1,730,616	19,757	5,770	13,301	1,769,444	13,294
Total multifamily	28,902	—	—	—	28,902	89
Total single-family and multifamily	$1,759,518	$19,757	$5,770	$13,301	$1,798,346	$13,383

(1)	Includes $4.7 billion and $5.3 billion of loans that were in the process of foreclosure as of September 30, 2017 and December 31, 2016, respectively.

Freddie Mac Form 10-Q	91

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The table below summarizes the delinquency rates of loans within our single-family credit guarantee and multifamily mortgage portfolios.

(Dollars in millions)	September 30, 2017	December 31, 2016
Single-family:(1)
Non-credit-enhanced portfolio
Serious delinquency rate	0.92%	1.02%
Total number of seriously delinquent loans	66,641	77,662
Credit-enhanced portfolio:(2)
Primary mortgage insurance:
Serious delinquency rate	1.15%	1.46%
Total number of seriously delinquent loans	18,048	21,460
Other credit protection:(3)
Serious delinquency rate	0.34%	0.43%
Total number of seriously delinquent loans	9,222	9,455
Total single-family:
Serious delinquency rate	0.86%	1.00%
Total number of seriously delinquent loans	92,091	107,170
Multifamily:(4)
Non-credit-enhanced portfolio:
Delinquency rate	0.05%	0.04%
UPB of delinquent loans	$23	$19
Credit-enhanced portfolio:
Delinquency rate	0.02%	0.02%
UPB of delinquent loans	$29	$37
Total Multifamily:
Delinquency rate	0.02%	0.03%
UPB of delinquent loans	$52	$56

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
LOAN LOSS RESERVES

The loan loss reserves represent estimates of probable incurred credit losses. We recognize probable incurred losses by recording a charge to the provision for credit losses in our condensed consolidated statements of comprehensive income. The loan loss reserves include:

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

Freddie Mac Form 10-Q	92

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

The tables below present our loan loss reserves activity.

	3Q 2017				3Q 2016
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
(In millions)	Held by Freddie Mac	Held By Consolidated Trusts		Total	Held by Freddie Mac	Held By Consolidated Trusts		Total
Single-family:
Beginning balance	$7,541	$2,755	$55	$10,351	$10,886	$2,589	$56	$13,531
Provision (benefit) for credit losses	(330)	1,023	1	694	(249)	368	2	121
Charge-offs(1)	(1,126)	(12)	(2)	(1,140)	(422)	(37)	(2)	(461)
Recoveries	143	2	—	145	113	2	—	115
Transfers, net(2)	192	(136)	—	56	98	(16)	—	82
Ending balance	6,420	3,632	54	10,106	10,426	2,906	56	13,388
Multifamily ending balance	32	1	8	41	22	2	14	38
Total ending balance	$6,452	$3,633	$62	$10,147	$10,448	$2,908	$70	$13,426

	YTD 2017				YTD 2016
	Allowance for Loan Losses		Reserve for Guarantee Losses		Allowance for Loan Losses		Reserve for Guarantee Losses
(in millions)	Held by Freddie Mac	Held By Consolidated Trusts		Total	Held by Freddie Mac	Held By Consolidated Trusts		Total
Single-family:
Beginning balance	$10,442	$2,969	$54	$13,465	$12,516	$2,775	$57	$15,348
Provision (benefit) for credit losses	(1,058)	1,223	3	168	(1,424)	308	6	(1,110)
Charge-offs(1)	(3,942)	(88)	(3)	(4,033)	(1,388)	(121)	(7)	(1,516)
Recoveries	322	5	—	327	387	8	—	395
Transfers, net(2)	656	(477)	—	179	335	(64)	—	271
Ending balance	6,420	3,632	54	10,106	10,426	2,906	56	13,388
Multifamily ending balance	32	1	8	41	22	2	14	38
Total ending balance	$6,452	$3,633	$62	$10,147	$10,448	$2,908	$70	$13,426

(1)
3Q 2016 and YTD 2016 do not include lower-of-cost-or-fair-value adjustments and other expenses related to property taxes and insurance recognized when we transfer loans from held-for-investment to held-for-sale, which totaled $75 million and $949 million, respectively. 3Q 2017 and YTD 2017 include charge-offs of $0.8 billion and $3.0 billion, respectively, related to the transfer of loans from held-for-investment to held-for-sale.

(2)
Consists of approximately $0.1 billion during both 3Q 2017 and 3Q 2016, and $0.2 billion and $0.3 billion during YTD 2017 and YTD 2016, respectively, primarily attributable to capitalization of past due interest on modified loans, as well as amounts associated with reclassified single-family reserves related to our removal of loans previously held by consolidated trusts, net of reclassifications for single-family loans subsequently resecuritized after such removal.

The allowance for loan losses associated with our held-for-investment unsecuritized loans represented approximately 8.0% and 9.9% of the recorded investment in such loans at September 30, 2017 and December 31, 2016, respectively, and a substantial portion of the allowance associated with these loans represented interest rate concessions provided to borrowers as part of loan modifications. The allowance for loan losses associated with loans held by our consolidated trusts represented approximately 0.2% of the recorded investment in such loans as of both September 30, 2017 and December 31, 2016.

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

	3Q 2017		3Q 2016		YTD 2017		YTD 2016
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:(1)
20 and 30-year or more, amortizing fixed-rate	7,502	$1,069	8,052	$1,166	24,485	$3,503	26,948	$3,855
15-year amortizing fixed-rate	993	75	1,052	74	3,275	251	3,498	254
Adjustable-rate	202	30	228	33	667	97	724	104
Alt-A, interest-only, and option ARM	645	119	669	113	1,926	344	2,339	411
Total single-family	9,342	1,293	10,001	1,386	30,353	4,195	33,509	4,624
Multifamily(2)	1	—	—	—	1	—	2	8
Total	9,343	$1,293	10,001	$1,386	30,354	$4,195	33,511	$4,632

(1)
The pre-TDR recorded investment for single-family loans initially classified as TDR during 3Q 2017 and YTD 2017 was $1.3 billion and $4.2 billion, respectively, compared to $1.4 billion and $4.6 billion during 3Q 2016 and YTD 2016, respectively.

(2)	The post-TDR recorded investment is not meaningful.
The table below presents the volume of our TDR modifications that experienced payment defaults (i.e., loans that became two months delinquent or completed a loss event) during the applicable periods and had completed a modification during the year preceding the payment default. The table presents loans based on their original product category before modification.

	3Q 2017		3Q 2016		YTD 2017		YTD 2016
(Dollars in millions)	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment	Number of Loans	Post-TDR Recorded Investment
Single-family:
20 and 30-year or more, amortizing fixed-rate	3,526	$555	4,043	$626	10,183	$1,642	11,947	$1,859
15-year amortizing fixed-rate	191	14	206	17	505	40	631	52
Adjustable-rate	47	8	74	9	156	24	211	30
Alt-A, interest-only, and option ARM	336	62	358	71	924	188	1,202	240
Total single-family	4,100	$639	4,681	$723	11,768	$1,894	13,991	$2,181
Multifamily	—	$—	—	$—	—	$—	—	$—
In addition to modifications, loans may be initially classified as TDRs as a result of other loss mitigation activities (i.e., repayment plans, forbearance agreements, or loans in modification trial periods). During YTD 2017 and YTD 2016, 5,523 and 6,352, respectively, of such loans (with a post-TDR recorded investment of $0.7 billion and $0.8 billion, respectively) experienced a payment default within a year after the loss mitigation activity occurred.

Freddie Mac Form 10-Q	94

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Loans may also be initially classified as TDRs because the borrowers’ debts were discharged in Chapter 7 bankruptcy (and the loan was not already classified as a TDR for other reasons). During YTD 2017 and YTD 2016, 665 and 920, respectively, of such loans (with a post-TDR recorded investment of $0.1 billion in both periods) experienced a payment default within a year after the borrowers' Chapter 7 bankruptcy.
Single-Family TDRs
Approximately 37% and 43% of the single-family loan modifications completed during 3Q 2017 and 3Q 2016, respectively, and 41% and 42% during YTD 2017 and YTD 2016, respectively, that were classified as TDRs involved interest rate reductions and, in certain cases, term extensions. Approximately 11% and 15% of the single-family loan modifications completed during 3Q 2017 and 3Q 2016, respectively, and 12% and 16% during YTD 2017 and YTD 2016, respectively, that were classified as TDRs involved principal forbearance in addition to interest rate reductions and, in certain cases, term extensions. During 3Q 2017 and 3Q 2016, the average term extension was 179 months and 177 months, respectively, and the average interest rate reduction was 0.4% and 0.8%, respectively, on completed single-family loan modifications classified as TDRs. During YTD 2017 and YTD 2016, the average term extension was 175 months and 178 months, respectively, and the average interest rate reduction was 0.7% and 0.8%, respectively, on completed single-family loan modifications classified as TDRs.

Freddie Mac Form 10-Q	95

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

Impaired Loans
The tables below present the UPB, recorded investment, related allowance for loan losses, average recorded investment and interest income recognized for individually impaired loans.

	September 30, 2017			December 31, 2016
(In millions)	UPB	Recorded Investment	Associated Allowance	UPB	Recorded Investment	Associated Allowance
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$4,095	$3,152	N/A	$4,963	$3,746	N/A
15-year amortizing fixed-rate	28	24	N/A	31	26	N/A
Adjustable-rate	278	276	N/A	292	289	N/A
Alt-A, interest-only, and option ARM	1,626	1,354	N/A	1,935	1,561	N/A
Total with no specific allowance recorded	6,027	4,806	N/A	7,221	5,622	N/A
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	52,901	51,669	($6,430)	67,853	66,143	($9,678)
15-year amortizing fixed-rate	761	764	(23)	847	851	(25)
Adjustable-rate	246	241	(15)	319	312	(19)
Alt-A, interest-only, and option ARM	8,208	7,755	(1,238)	12,699	12,105	(2,258)
Total with specific allowance recorded	62,116	60,429	(7,706)	81,718	79,411	(11,980)
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	56,996	54,821	(6,430)	72,816	69,889	(9,678)
15-year amortizing fixed-rate	789	788	(23)	878	877	(25)
Adjustable-rate	524	517	(15)	611	601	(19)
Alt-A, interest-only, and option ARM	9,834	9,109	(1,238)	14,634	13,666	(2,258)
Total single-family	$68,143	$65,235	($7,706)	$88,939	$85,033	($11,980)
Multifamily —
With no specific allowance recorded(1)	$113	$105	N/A	$321	$308	N/A
With specific allowance recorded	15	15	($4)	44	42	($9)
Total multifamily	$128	$120	($4)	$365	$350	($9)
Total single-family and multifamily	$68,271	$65,355	($7,710)	$89,304	$85,383	($11,989)

Freddie Mac Form 10-Q	96

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	3Q 2017			3Q 2016
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$3,367	$97	$3	$4,184	$118	$4
15-year amortizing fixed-rate	24	—	—	33	1	—
Adjustable rate	287	2	—	268	2	—
Alt-A, interest-only, and option ARM	1,390	29	1	1,500	30	—
Total with no specific allowance recorded	5,068	128	4	5,985	151	4
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	53,250	618	58	67,333	677	61
15-year amortizing fixed-rate	758	8	2	857	10	1
Adjustable rate	236	2	1	359	3	—
Alt-A, interest-only, and option ARM	8,014	89	7	12,642	108	10
Total with specific allowance recorded	62,258	717	68	81,191	798	72
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	56,617	715	61	71,517	795	65
15-year amortizing fixed-rate	782	8	2	890	11	1
Adjustable rate	523	4	1	627	5	—
Alt-A, interest-only, and option ARM	9,404	118	8	14,142	138	10
Total single-family	$67,326	$845	$72	$87,176	$949	$76
Multifamily —
With no specific allowance recorded(1)	$115	$2	$1	$311	$4	$1
With specific allowance recorded	15	—	—	46	—	—
Total multifamily	$130	$2	$1	$357	$4	$1
Total single-family and multifamily	$67,456	$847	$73	$87,533	$953	$77

Freddie Mac Form 10-Q	97

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	YTD 2017			YTD 2016
(In millions)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis(3)
Single-family —
With no specific allowance recorded:(1)
20 and 30-year or more, amortizing fixed-rate	$3,733	$307	$12	$4,105	$337	$10
15-year amortizing fixed-rate	26	1	—	35	4	—
Adjustable rate	301	8	—	247	6	—
Alt-A, interest-only, and option ARM	1,518	85	3	1,362	82	2
Total with no specific allowance recorded	5,578	401	15	5,749	429	12
With specific allowance recorded:(2)
20 and 30-year or more, amortizing fixed-rate	62,277	1,931	188	69,060	2,015	196
15-year amortizing fixed-rate	18,292	25	5	901	30	5
Adjustable rate	430	7	2	409	11	2
Alt-A, interest-only, and option ARM	7,033	296	26	13,156	331	27
Total with specific allowance recorded	88,032	2,259	221	83,526	2,387	230
Combined single-family:
20 and 30-year or more, amortizing fixed-rate	66,010	2,238	200	73,165	2,352	206
15-year amortizing fixed-rate	18,318	26	5	936	34	5
Adjustable rate	731	15	2	656	17	2
Alt-A, interest-only, and option ARM	8,551	381	29	14,518	413	29
Total single-family	$93,610	$2,660	$236	$89,275	$2,816	$242
Multifamily —
With no specific allowance recorded(1)	$287	$7	$2	$354	$11	$3
With specific allowance recorded	25	1	1	67	2	1
Total multifamily	$312	$8	$3	$421	$13	$4
Total single-family and multifamily	$93,922	$2,668	$239	$89,696	$2,829	$246

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

	September 30, 2017			December 31, 2016
(In millions)	Single-family	Multifamily	Total	Single-family	Multifamily	Total
Recorded investment:
Collectively evaluated	$1,734,920	$22,660	$1,757,580	$1,684,411	$28,552	$1,712,963
Individually evaluated	65,235	120	65,355	85,033	350	85,383
Total recorded investment	1,800,155	22,780	1,822,935	1,769,444	28,902	1,798,346
Ending balance of the allowance for loan losses:
Collectively evaluated	(2,346)	(29)	(2,375)	(1,431)	(11)	(1,442)
Individually evaluated	(7,706)	(4)	(7,710)	(11,980)	(9)	(11,989)
Total ending balance of the allowance	(10,052)	(33)	(10,085)	(13,411)	(20)	(13,431)
Net investment in loans	$1,790,103	$22,747	$1,812,850	$1,756,033	$28,882	$1,784,915
CREDIT PROTECTION AND OTHER FORMS OF CREDIT ENHANCEMENT

In connection with many of our single-family loans and other mortgage-related guarantees, we have various forms of credit protection.
The table below presents the UPB of single-family loans on our condensed consolidated balance sheets or underlying certain of our financial guarantees with credit protection and the maximum amounts of potential loss recovery by type of credit protection.

Freddie Mac Form 10-Q	99

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

	September 30, 2017			December 31, 2016
(In millions)	Total Current and Protected UPB(1)	Maximum Coverage(1)(2)	Collateralized Coverage Remaining (3)	Total Current and Protected UPB(1)	Maximum Coverage(1)(2)	Collateralized Coverage Remaining (3)
Credit enhancements at the time we acquire the loan:
Primary mortgage insurance	$321,809	$82,261	$—	$291,217	$74,345	$—
Seller indemnification(4)	1,920	24	24	1,030	10	10
Deep mortgage insurance CRT(4)(5)	6,617	176	48	3,067	81	—
Lender recourse and indemnification agreements(6)	5,299	4,766	—	5,247	4,911	—
Pool insurance(6)	884	493	—	1,719	618	—
Other:
HFA indemnification	1,456	1,456	—	1,747	1,747	—
Subordination	1,642	175	—	1,874	230	—
Other credit enhancements(6)	15	5	—	17	6	—
Credit enhancements subsequent to our purchase or guarantee of the loan:
STACR debt note(4)(7)	532,197	16,401	16,401	427,978	14,507	14,507
ACIS transactions(4)(8)	556,621	6,175	1,065	453,670	5,355	877
Whole loan securities and senior subordinate securitization structures(4)	7,292	1,140	1,140	2,494	375	375
Less: UPB with more than one type of credit enhancement	(701,800)	—	—	(559,400)	—	—
Single-family loan portfolio with credit enhancement	733,952	113,072	18,678	630,660	102,185	15,769
Single-family loan portfolio without credit enhancement	1,066,112	—	—	1,124,066	—	—
Total	$1,800,064	$113,072	$18,678	$1,754,726	$102,185	$15,769

(1)
Except for the majority of our single-family credit risk transfer transactions, our credit enhancements generally provide protection for the first, or initial, credit losses associated with the related loans. Excludes: (a) FHA/VA and other governmental loans; (b) credit protection associated with $5.9 billion and $6.7 billion in UPB of single-family loans underlying other structured transactions where data was not available as of September 30, 2017 and December 31, 2016, respectively; and (c) repurchase rights (subject to certain conditions and limitations) we have under representations and warranties provided by our agreements with seller/servicers to underwrite loans and service them in accordance with our standards. The UPB of single-family loans covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA and USDA) was $2.6 billion and $2.8 billion as of September 30, 2017 and December 31, 2016, respectively.

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

(5)
Includes approximately $6.5 billion and $3.1 billion in UPB at September 30, 2017 and December 31, 2016, where the related loans are also covered by primary mortgage insurance. Deep mortgage insurance credit risk transfer began in the third quarter of 2016.

(6)
In aggregate, includes approximately $1.1 billion and $1.0 billion in UPB at September 30, 2017 and December 31, 2016, respectively, where the related loans are also covered by primary mortgage insurance.

Freddie Mac Form 10-Q	100

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 4

(7)
Includes approximately $164.5 billion and $123.5 billion in UPB at September 30, 2017 and December 31, 2016, respectively, where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the outstanding balance of STACR debt notes held by third parties.

(8)
Includes $161.7 billion and $127.4 billion in UPB at September 30, 2017 and December 31, 2016, respectively, where the related loans are also covered by primary mortgage insurance. Maximum coverage amounts presented represent the remaining aggregate limit of insurance purchased from third parties in ACIS transactions.

Primary mortgage insurance and credit risk transfer transactions are the most prevalent types of credit enhancement protecting our single-family credit guarantee portfolio. For information about counterparty risk associated with mortgage insurers, see Note 12.
Our credit risk transfer transactions provide credit enhancement by transferring a portion of our credit losses to third-party investors, insurers, and selected sellers. The value of these transactions to us is a reduction in our mortgage credit risk.
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
NON-CASH INVESTING AND FINANCING ACTIVITIES

During YTD 2017 and YTD 2016, we acquired $161.5 billion and $165.3 billion, respectively, of loans held-for-investment in exchange for the issuance of debt securities of consolidated trusts in guarantor swap transactions. We received approximately $25.3 billion and $20.0 billion of loans from sellers during YTD 2017 and YTD 2016, respectively, to satisfy advances to lenders that were recorded in other assets on our condensed consolidated balance sheets. These loans were primarily included in the guarantor swap transactions.
In addition, we acquire REO properties through foreclosure transfers or by deed in lieu of foreclosure. These acquisitions represent non-cash transfers. During YTD 2017 and YTD 2016, we had transfers of $0.9 billion and $1.1 billion, respectively, from loans to REO.

Freddie Mac Form 10-Q	101

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

NOTE 5: INVESTMENTS IN SECURITIES
The table below summarizes the fair values of our investments in debt securities by classification.

(In millions)	September 30, 2017	December 31, 2016
Trading securities	$35,726	$44,790
Available-for-sale securities	51,422	66,757
Total	$87,148	$111,547
As of September 30, 2017 and December 31, 2016, we did not classify any securities as held-to-maturity, although we may elect to do so in the future.
TRADING SECURITIES

The table below presents the estimated fair values of our trading securities by major security type. Our non-mortgage-related securities primarily consist of investments in U.S. Treasury securities.

(In millions)	September 30, 2017	December 31, 2016
Mortgage-related securities:
Freddie Mac	$12,911	$15,343
Other agency	5,010	8,161
All other	298	149
Total mortgage-related securities	18,219	23,653
Non-mortgage-related securities	17,507	21,137
Total fair value of trading securities	$35,726	$44,790
We recorded net unrealized gains (losses) on trading securities held at September 30, 2017 of ($49) million and ($196) million during 3Q 2017 and YTD 2017, respectively. We recorded net unrealized gains (losses) on trading securities held at September 30, 2016 of ($166) million and $38 million during 3Q 2016 and YTD 2016, respectively.

Freddie Mac Form 10-Q	102

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

AVAILABLE-FOR-SALE SECURITIES

At September 30, 2017 and December 31, 2016, all available-for-sale securities were mortgage-related securities.
The tables below present the amortized cost, gross unrealized gains and losses, and fair value by major security type for our securities classified as available-for-sale.

	September 30, 2017
			Gross Unrealized Losses
(In millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$38,807	$689	$—	($349)	$39,147
Other agency	3,011	92	—	(14)	3,089
Non-agency RMBS	4,013	1,130	(6)	(2)	5,135
Non-agency CMBS	3,410	246	(6)	(1)	3,649
Obligations of states and political subdivisions	396	6	—	—	402
Total available-for-sale securities	$49,637	$2,163	($12)	($366)	$51,422

	December 31, 2016
			Gross Unrealized Losses
(In millions)	Amortized Cost	Gross Unrealized Gains	Other-Than-Temporary Impairment(1)	Temporary Impairment(2)	Fair Value
Available-for-sale securities:
Freddie Mac	$43,671	$563	$—	($582)	$43,652
Other agency	4,127	119	—	(25)	4,221
Non-agency RMBS	10,606	1,271	(62)	(18)	11,797
Non-agency CMBS	6,288	160	(3)	(23)	6,422
Obligations of states and political subdivisions	657	8	—	—	665
Total available-for-sale securities	$65,349	$2,121	($65)	($648)	$66,757

(1)	Represents the gross unrealized losses for securities for which we have previously recognized other-than-temporary impairment in earnings.

(2)	Represents the gross unrealized losses for securities for which we have not previously recognized other-than-temporary impairment in earnings.

The fair value of our available-for-sale securities held at September 30, 2017 scheduled to mature after ten years was $48.1 billion, with an additional $2.9 billion scheduled to mature after five years through ten years.

Freddie Mac Form 10-Q	103

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Available-For-Sale Securities in a Gross Unrealized Loss Position

The tables below present available-for-sale securities in a gross unrealized loss position and whether such securities have been in an unrealized loss position for less than 12 months, or 12 months or greater.

	September 30, 2017
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$9,741	($160)	$5,612	($189)
Other agency	4	—	1,551	(14)
Non-agency RMBS	6	—	122	(8)
Non-agency CMBS	241	(1)	59	(6)
Obligations of states and political subdivisions	37	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$10,029	($161)	$7,344	($217)

	December 31, 2016
	Less than 12 Months		12 Months or Greater
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities:
Freddie Mac	$19,786	($559)	$1,732	($23)
Other agency	542	(6)	2,040	(19)
Non-agency RMBS	309	(1)	2,188	(79)
Non-agency CMBS	383	(2)	204	(24)
Obligations of states and political subdivisions	83	—	—	—
Total available-for-sale securities in a gross unrealized loss position	$21,103	($568)	$6,164	($145)
At September 30, 2017, the gross unrealized losses relate to 255 separate securities.
Impairment Recognition on Investments in Securities

We recognized $1 million and $9 million in net impairment of available-for-sale securities in earnings during 3Q 2017 and 3Q 2016, respectively. We recognized $17 million and $138 million in net impairment of available-for-sale securities in earnings during YTD 2017 and YTD 2016, respectively. For our available-for-sale securities in an unrealized loss position at September 30, 2017, we have asserted that we have no intent to sell and believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis.
The ending balance of remaining credit losses on available-for-sale securities where a portion of other-than-temporary impairment was recognized in other comprehensive income was $1.3 billion, $3.6 billion and $4.1 billion as of 3Q 2017, 2Q 2017 and 4Q 2016, respectively.

Freddie Mac Form 10-Q	104

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 5

Realized Gains and Losses on Sales of Available-For-Sale Securities

The table below summarizes the gross realized gains and gross realized losses from the sale of available-for-sale securities.

(In millions)	3Q 2017	3Q 2016	YTD 2017	YTD 2016
Gross realized gains	$806	$510	$1,153	$1,003
Gross realized losses	(10)	(13)	(44)	(48)
Net realized gains (losses)	$796	$497	$1,109	$955
NON-CASH INVESTING AND FINANCING ACTIVITIES

During the third quarter of 2017, we purchased $3.2 billion and sold $3.3 billion of non-mortgage-related securities that were traded, but not settled. We settled our purchase and sale obligation during the fourth quarter of 2017.

Freddie Mac Form 10-Q	105

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

NOTE 6: DEBT SECURITIES AND SUBORDINATED BORROWINGS
The table below summarizes the interest expense per our condensed consolidated statements of comprehensive income and the balances of total debt, net per our condensed consolidated balance sheets.

	Balance, Net		Interest Expense
(In millions)	September 30, 2017	December 31, 2016	3Q 2017	3Q 2016	YTD 2017	YTD 2016
Debt securities of consolidated trusts held by third parties	$1,691,524	$1,648,683	$11,852	$10,887	$35,567	$33,927
Other debt:
Short-term debt	69,430	71,451	173	83	414	258
Long-term debt	248,624	281,870	1,319	1,384	3,984	4,338
Total other debt	318,054	353,321	1,492	1,467	4,398	4,596
Total debt, net	$2,009,578	$2,002,004	$13,344	$12,354	$39,965	$38,523
Our debt cap under the Purchase Agreement is $407.2 billion in 2017 and will decline to $346.1 billion on January 1, 2018. As of September 30, 2017, our aggregate indebtedness for purposes of the debt cap was $321.2 billion. Our aggregate indebtedness calculation primarily includes the par value of other short- and long-term debt.
DEBT SECURITIES OF CONSOLIDATED TRUSTS HELD BY THIRD PARTIES

The table below summarizes the debt securities of consolidated trusts held by third parties based on underlying loan product type.

	September 30, 2017				December 31, 2016
(Dollars in millions)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)	Contractual Maturity	UPB	Carrying Amount	Weighted Average Coupon(1)
Single-family:
30-year or more, fixed-rate(2)	2017 - 2055	$1,246,377	$1,284,710	3.69%	2017 - 2055	$1,193,329	$1,229,849	3.71%
20-year fixed-rate	2017 - 2037	74,560	76,772	3.44	2017 - 2037	74,033	76,331	3.49
15-year fixed-rate	2017 - 2032	262,508	268,335	2.87	2017 - 2032	267,739	273,978	2.90
Adjustable-rate	2017 - 2047	48,867	49,965	2.81	2017 - 2047	52,991	54,205	2.69
Interest-only	2026 - 2041	7,819	7,892	3.71	2026 - 2041	10,007	10,057	3.47
FHA/VA	2017 - 2046	886	906	4.87	2017 - 2046	1,015	1,038	4.92
Total single-family		1,641,017	1,688,580			1,599,114	1,645,458
Multifamily(2)	2019 - 2045	2,895	2,944	3.20	2019 - 2033	3,048	3,225	4.63
Total debt securities of consolidated trusts held by third parties		$1,643,912	$1,691,524			$1,602,162	$1,648,683

(1)	The effective interest rate for debt securities of consolidated trusts held by third parties was 2.80% and 2.63% as of September 30, 2017 and December 31, 2016, respectively.

(2)	Carrying amount includes securities recorded at fair value.

Freddie Mac Form 10-Q	106

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 6

Other Debt

The table below summarizes the balances and effective interest rates for other debt. Securities sold under agreements to repurchase are effectively collateralized borrowing transactions where we sell securities with an agreement to repurchase such securities. These agreements require the underlying securities to be delivered to the counterparties to the transactions.

	September 30, 2017			December 31, 2016
(Dollars in millions)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)	Par Value	Carrying Amount(1)	Weighted Average Effective Rate(2)
Other short-term debt:
Discount notes and Reference Bills®	$48,465	$48,340	1.05%	$61,042	$60,976	0.47%
Medium-term notes	12,916	12,917	0.86	7,435	7,435	0.41
Securities sold under agreements to repurchase	8,173	8,173	0.75	3,040	3,040	0.42
Total other short-term debt	$69,554	$69,430	0.98	$71,517	$71,451	0.47
Other long-term debt:
Original maturities on or before December 31,
2017	$20,346	$20,347	1.67%	$92,831	$92,855	1.43%
2018	70,909	70,959	1.17	71,392	71,500	1.18
2019	55,818	55,762	1.56	46,436	46,378	1.59
2020	32,156	32,119	1.63	13,274	13,254	1.54
2021	21,314	21,336	1.78	20,372	20,341	1.81
Thereafter	50,567	48,101	4.21	40,921	37,542	4.36
Total other long-term debt(3)	251,110	248,624	2.00	285,226	281,870	1.81
Total other debt	$320,664	$318,054		$356,743	$353,321

(1)
Represents par value, net of associated discounts or premiums, issuance cost and hedge-related basis adjustments. Includes $5.3 billion and $5.9 billion at September 30, 2017 and December 31, 2016, respectively, of other long-term debt that represents the fair value of debt securities with the fair value option elected.

(2)	Based on carrying amount.

(3)	Carrying amount for other long-term debt includes callable debt of $113.3 billion and $97.7 billion at September 30, 2017 and December 31, 2016, respectively.

Freddie Mac Form 10-Q	107

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

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
Exchange-traded derivatives include standardized interest-rate futures contracts and options on futures contracts. Cleared derivatives refer to those interest-rate swaps that the U.S. Commodity Futures Trading Commission (CFTC) has determined are subject to the central clearing requirement of the Dodd-Frank Act. OTC derivatives refer to those derivatives that are neither exchange-traded derivatives nor cleared derivatives.
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

Freddie Mac Form 10-Q	108

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

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
Cash Flow Hedges

There are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings when the originally forecasted transactions affect earnings. Amounts reclassified from AOCI are recorded primarily in expense related to derivatives. During YTD 2017 and YTD 2016, we reclassified from AOCI into earnings, pre-tax losses of $125 million and $147 million, respectively, related to closed cash flow hedges. See Note 9 for information about future reclassifications of deferred net losses related to closed cash flow hedges to net income.
For additional discussion of significant accounting policies related to derivatives, see Note 7 in our 2016 Annual Report.

Freddie Mac Form 10-Q	109

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

DERIVATIVE ASSETS AND LIABILITIES AT FAIR VALUE

The table below presents the notional value and fair value of derivatives reported on our condensed consolidated balance sheets.

	September 30, 2017			December 31, 2016
	Notional or Contractual Amount	Derivatives at Fair Value		Notional or Contractual Amount	Derivatives at Fair Value
(In millions)		Assets	Liabilities		Assets	Liabilities
Not designated as hedges
Interest-rate swaps:
Receive-fixed	$326,297	$2,342	($1,487)	$313,106	$4,337	($2,703)
Pay-fixed	215,069	1,370	(5,595)	271,477	2,586	(9,684)
Basis (floating to floating)	100	—	—	1,450	1	—
Total interest-rate swaps	541,466	3,712	(7,082)	586,033	6,924	(12,387)
Option-based:
Call swaptions
Purchased	60,335	3,147	—	60,730	2,817	—
Written	7,400	—	(99)	1,350	—	(78)
Put swaptions
Purchased(1)	51,635	1,260	—	48,080	1,442	—
Written	2,750	—	(18)	3,200	—	(28)
Other option-based derivatives(2)	10,767	808	—	11,032	795	—
Total option-based	132,887	5,215	(117)	124,392	5,054	(106)
Futures	277,940	—	—	138,294	—	—
Commitments	85,992	133	(77)	45,353	289	(151)
Credit derivatives	3,100	1	(47)	2,951	1	(27)
Other	2,879	1	(19)	2,879	—	(21)
Total derivatives not designated as hedges	1,044,264	9,062	(7,342)	899,902	12,268	(12,692)
Designated as fair value hedges
Interest-rate swaps:
Pay-fixed	45,481	159	(924)	—	—	—
Total derivatives designated as fair value hedges	45,481	159	(924)	—	—	—
Derivative interest receivable (payable)		1,393	(1,654)		1,442	(1,770)
Netting adjustments(3)		(9,909)	9,708		(12,963)	13,667
Total derivative portfolio, net	$1,089,745	$705	($212)	$899,902	$747	($795)

(1)
Includes swaptions on credit indices with a notional or contractual amount of $17.5 billion and $10.9 billion, respectively and a fair value of $5 million at both September 30, 2017 and December 31, 2016.

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

(In millions)	3Q 2017	3Q 2016	YTD 2017	YTD 2016
Not designated as hedges
Interest-rate swaps:
Receive-fixed	($329)	($1,176)	$195	$3,707
Pay-fixed	352	1,717	(78)	(11,221)
Basis (floating to floating)	—	—	(1)	1
Total interest-rate swaps	23	541	116	(7,513)
Option based:
Call swaptions
Purchased	(67)	(116)	(106)	3,283
Written	5	1	6	(88)
Put swaptions
Purchased	(145)	(98)	(481)	(612)
Written	7	2	49	49
Other option-based derivatives(1)	2	(24)	13	209
Total option-based	(198)	(235)	(519)	2,841
Other:
Futures	18	103	(212)	(365)
Commitments	(121)	8	(128)	(222)
Credit derivatives	(2)	(35)	(33)	(66)
Other	—	(2)	(6)	(4)
Total other	(105)	74	(379)	(657)
Accrual of periodic cash settlements:
Receive-fixed interest-rate swaps	343	586	1,198	1,825
Pay-fixed interest-rate swaps	(741)	(1,003)	(2,492)	(3,152)
Other	—	1	—	1
Total accrual of periodic cash settlements	(398)	(416)	(1,294)	(1,326)
Total	($678)	($36)	($2,076)	($6,655)

(1)	Primarily consists of purchased interest-rate caps and floors and options on Treasury futures.

Freddie Mac Form 10-Q	111

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 7

The tables below present the gains and losses on derivatives while designated in qualifying fair value hedge relationships. During 2016, there were no derivatives designated in qualifying fair value hedge relationships.

	3Q 2017
	Gains (Losses) Recorded in Net Income
(In millions)	Derivative(1)	Hedged Item(1)	Hedge Ineffectiveness(2)
Interest rate risk on mortgage loans held-for-investment	$85	($15)	$70

	YTD 2017
	Gains (Losses) Recorded in Net Income
(In millions)	Derivative(1)	Hedged Item(1)	Hedge Ineffectiveness(2)
Interest rate risk on mortgage loans held-for-investment	($215)	$351	$136

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
In the event that all of our counterparties for OTC derivatives were to have defaulted simultaneously on September 30, 2017, our maximum loss for accounting purposes after applying netting agreements and collateral on an individual counterparty basis would have been approximately $32 million.
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
Other Derivatives

We also execute forward purchase and sale commitments of loans and mortgage-related securities, including dollar roll transactions, that are treated as derivatives for accounting purposes. The total exposure on our forward purchase and sale commitments, which are treated as derivatives, was $133 million and $289 million at September 30, 2017 and December 31, 2016, respectively.
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

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

As an investor, we enter into arrangements to purchase securities under agreements to subsequently resell the identical or substantially the same securities to our counterparty. While such transactions involve the legal transfer of securities, they are accounted for as secured financings because the transferor does not relinquish effective control over the securities transferred. Our counterparties to these transactions pledge the purchased securities as collateral for their obligation to repurchase those securities at a later date. These agreements may allow us to repledge all or a portion of the collateral.
We consider the types of securities being pledged to us as collateral when determining how much we lend in transactions involving securities purchased under agreements to resell. Additionally, we regularly review the market values of these securities compared to amounts loaned in an effort to manage our exposure to losses.
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are effectively collateralized borrowings where we sell securities with an agreement to repurchase such securities at a future date. Similar to the securities purchased under agreements to resell transactions, these transactions involve the legal transfer of securities. However, they are accounted for as secured financings because we do not relinquish effective control over the securities transferred. We pledge the sold securities to the counterparties as collateral for our obligation to repurchase these securities at a later date. These agreements may allow our counterparties to repledge all or a portion of the collateral.
OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

At September 30, 2017 and December 31, 2016, all amounts of cash collateral related to derivatives with master netting and collateral agreements were offset against derivative assets, net or derivative liabilities, net, as applicable.
During 1Q 2017, we began to utilize the Government Securities Division of the Fixed Income Clearing Corporation (“GSD/FICC”) as a clearinghouse to transact many of our trades involving securities purchased under agreements to resell and securities sold under agreements to repurchase. As a clearing member of GSD/FICC, we are required to post initial and variation margin payments, which expose us to the counterparty credit risk of GSD/FICC and its clearing members. Although our membership provides us with the right to offset certain of our open receivable and payable positions by collateral type, we have elected not to offset these positions within our condensed consolidated balance sheets. As of September 30, 2017, our net exposure to GSD/FICC involving securities purchased under agreements to resell and securities sold under agreements to repurchase was fully collateralized.
In October 2017, the CFTC issued an interpretation letter clarifying that variation margin payments for cleared swaps constitute daily settlement of exposure and not the posting of margin collateral. For certain of our cleared swaps transacted with the Chicago Mercantile Exchange (CME), during 1Q 2017 we changed the characterization of variation margin payments from posting of margin collateral to a settlement, as a result of certain rule amendments made by the CME. We are still evaluating the October 2017 interpretation from the CFTC to determine what impacts, if any, it has on the characterization of variation margin payments on our remaining cleared swaps transacted with the LCH Group. However, we

Freddie Mac Form 10-Q	114

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

do not expect any changes would materially affect our 2017 financial statements and accompanying notes.
The tables below display offsetting and collateral information related to derivatives, securities purchased under agreements to resell, and securities sold under agreements to repurchase which are subject to enforceable master netting agreements or similar arrangements. Securities sold under agreements to repurchase are included in debt, net on our condensed consolidated balance sheets. The September 30, 2017 table below reflects the change in the legal characterization of variation margin payments for our CME cleared swaps from posting of margin collateral to a settlement.

Freddie Mac Form 10-Q	115

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

	September 30, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$8,467	($5,988)	($2,187)	$292	($260)	$32
Cleared and exchange-traded derivatives	2,012	(1,924)	190	278	—	278
Other	135	—	—	135	—	135
Total derivatives	10,614	(7,912)	(1,997)	705	(260)	445
Securities purchased under agreements to resell(3)	47,202	—	—	47,202	(47,202)	—
Total	$57,816	($7,912)	($1,997)	$47,907	($47,462)	$445
Liabilities:
Derivatives:
OTC derivatives	($6,783)	$5,989	$728	($66)	$—	($66)
Cleared and exchange-traded derivatives	(2,994)	1,924	1,067	(3)	—	(3)
Other	(143)	—	—	(143)	—	(143)
Total derivatives	(9,920)	7,913	1,795	(212)	—	(212)
Securities sold under agreements to repurchase	(8,173)	—	—	(8,173)	8,173	—
Total	($18,093)	$7,913	$1,795	($8,385)	$8,173	($212)

	December 31, 2016
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets		Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets(2)	Net Amount
(In millions)		Counterparty Netting	Cash Collateral Netting(1)
Assets:
Derivatives:
OTC derivatives	$8,531	($6,367)	($1,760)	$404	($353)	$51
Cleared and exchange-traded derivatives	4,889	(4,674)	(162)	53	—	53
Other	290	—	—	290	—	290
Total derivatives	13,710	(11,041)	(1,922)	747	(353)	394
Securities purchased under agreements to resell(3)	51,548	—	—	51,548	(51,548)	—
Total	$65,258	($11,041)	($1,922)	$52,295	($51,901)	$394
Liabilities:
Derivatives:
OTC derivatives	($7,298)	$6,367	$469	($462)	$274	($188)
Cleared and exchange-traded derivatives	(6,965)	4,705	2,126	(134)	—	(134)
Other	(199)	—	—	(199)	—	(199)
Total derivatives	(14,462)	11,072	2,595	(795)	274	(521)
Securities sold under agreements to repurchase	(3,040)	—	—	(3,040)	3,040	—
Total	($17,502)	$11,072	$2,595	($3,835)	$3,314	($521)

Freddie Mac Form 10-Q	116

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 8

(1)	Excess cash collateral held is presented as a derivative liability, while excess cash collateral posted is presented as a derivative asset.

(2)
Does not include the fair value amount of non-cash collateral posted or held that exceeds the associated net asset or liability, netted by counterparty, presented on the consolidated balance sheets. For cleared and exchange-traded derivatives, does not include non-cash collateral posted by us as initial margin with an aggregate fair value of $3.3 billion and $3.4 billion as of September 30, 2017 and December 31, 2016, respectively.

(3)
At September 30, 2017 and December 31, 2016, we had $8.3 billion and $4.0 billion, respectively, of securities pledged to us for transactions involving securities purchased under agreements to resell that we had the right to repledge.

COLLATERAL PLEDGED

Collateral Pledged to Freddie Mac

We have cash pledged to us as collateral primarily related to OTC derivative transactions. At September 30, 2017, we had $2.5 billion pledged to us as collateral that was classified as restricted cash on our condensed consolidated balance sheets.
Collateral Pledged by Freddie Mac

The tables below summarize the fair value of the securities we pledged as collateral for derivatives and other transactions where the secured party may repledge the collateral.

	September 30, 2017
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$431	$—	$199	$630
Available-for-sale securities	—	—	335	335
Trading securities	2,875	8,240	383	11,498
Total securities pledged that may be repledged by the secured party	$3,306	$8,240	$917	$12,463

	December 31, 2016
(In millions)	Derivatives	Securities sold under agreements to repurchase	Other(2)	Total
Debt securities of consolidated trusts(1)	$686	$—	$—	$686
Available-for-sale securities	—	—	260	260
Trading securities	3,014	3,070	—	6,084
Total securities pledged that may be repledged by the secured party	$3,700	$3,070	$260	$7,030

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

	September 30, 2017
(In millions)	Overnight and continuous	30 days or less	After 30 days through 90 days	Greater than 90 days	Total
U.S. Treasury securities	$—	$8,240	$—	$—	$8,240

Freddie Mac Form 10-Q	118

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

NOTE 9: STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE
ACCUMULATED OTHER COMPREHENSIVE INCOME

The tables below present changes in AOCI after the effects of our 35% federal statutory tax rate related to available-for-sale securities, closed cash flow hedges, and our defined benefit plans.

	YTD 2017
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$915	($480)	$21	$456
Other comprehensive income before reclassifications(1)	955	—	(2)	953
Amounts reclassified from accumulated other comprehensive income	(709)	81	(1)	(629)
Changes in AOCI by component	246	81	(3)	324
Ending balance	$1,161	($399)	$18	$780

	YTD 2016
(In millions)	AOCI Related to Available- For-Sale Securities	AOCI Related to Cash Flow Hedge Relationships	AOCI Related to Defined Benefit Plans	Total
Beginning balance	$1,740	($621)	$34	$1,153
Other comprehensive income before reclassifications(1)	712	—	1	713
Amounts reclassified from accumulated other comprehensive income	(531)	95	(2)	(438)
Changes in AOCI by component	181	95	(1)	275
Ending balance	$1,921	($526)	$33	$1,428

(1)	For YTD 2017 and YTD 2016, net of tax expense of $0.5 billion and $0.4 billion, respectively, for AOCI related to available-for-sale securities.

Freddie Mac Form 10-Q	119

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

Reclassifications from AOCI to Net Income

The table below presents reclassifications from AOCI to net income, including the affected line item in our condensed consolidated statements of comprehensive income.

Details about Accumulated Other Comprehensive Income Components					Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income
(In millions)	3Q 2017	3Q 2016	YTD 2017	YTD 2016
AOCI related to available-for-sale securities
	$796	$497	$1,109	$955	Other gains on investment securities recognized in earnings
	(1)	(9)	(17)	(138)	Net impairment of available-for-sale securities recognized in earnings
	795	488	1,092	817	Total before tax
	(279)	(171)	(383)	(286)	Tax (expense) or benefit
	516	317	709	531	Net of tax
AOCI related to cash flow hedge relationships
	—	—	—	(1)	Interest expense
	(40)	(47)	(125)	(146)	Expense related to derivatives
	(40)	(47)	(125)	(147)	Total before tax
	14	18	44	52	Tax (expense) or benefit
	(26)	(29)	(81)	(95)	Net of tax
AOCI related to defined benefit plans
	1	1	1	3	Salaries and employee benefits
	—	—	—	(1)	Tax (expense) or benefit
	1	1	1	2	Net of tax
Total reclassifications in the period	$491	$289	$629	$438	Net of tax
Future Reclassifications from AOCI to Net Income Related to Closed Cash Flow Hedges

The total AOCI related to derivatives designated as cash flow hedges was a loss of $0.4 billion and $0.5 billion at September 30, 2017 and September 30, 2016, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no effect on the deferred portion of AOCI relating to losses on closed cash flow hedges.
The previously deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted transactions affect earnings, unless it is deemed probable that the forecasted transactions will not occur. Over the next 12 months, we estimate that approximately $109 million, net of taxes, of the $0.4 billion of cash flow hedge losses in AOCI at September 30, 2017 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 16 years.

Freddie Mac Form 10-Q	120

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

SENIOR PREFERRED STOCK

At September 30, 2017, our assets exceeded our liabilities under GAAP; therefore, no draw is being requested from Treasury under the Purchase Agreement. Based on our Net Worth Amount of $5.3 billion as of September 30, 2017 and the Capital Reserve Amount of $600 million in 2017, our dividend requirement to Treasury in December 2017 will be $4.7 billion. See Note 2 for additional information. Upon the Conservator, acting as successor to the rights, titles, powers and privileges of the Board of Directors, declaring a senior preferred stock dividend equal to our dividend requirement and directing us to pay it before December 31, 2017, we would pay a dividend of $4.7 billion by December 31, 2017. If for any reason we were not to pay the amount of our dividend requirement on the senior preferred stock in full, the unpaid amount would be added to the liquidation preference, but this would not affect our ability to draw funds from Treasury under the Purchase Agreement. Our cumulative senior preferred stock dividend payments totaled $110.1 billion as of September 30, 2017. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $72.3 billion as of both September 30, 2017 and December 31, 2016.
STOCK ISSUANCES AND REPURCHASES

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 3Q 2017, except for issuances of treasury stock relating to stock-based compensation granted prior to conservatorship.
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

Freddie Mac Form 10-Q	121

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 9

outstanding:

•	Weighted average shares related to stock options if the average market price during the period exceeds the exercise price; and

•	The weighted-average of restricted stock units.
During periods in which a net loss attributable to common stockholders has been incurred, potential common equivalent shares outstanding are not included in the calculation because it would have an antidilutive effect.
For purposes of the earnings-per-share calculation, all stock options outstanding at September 30, 2017 and September 30, 2016 were out of the money and excluded from the computation of dilutive potential common shares during 3Q 2017 and YTD 2017, and 3Q 2016 and YTD 2016, respectively.
DIVIDENDS DECLARED

No common dividends were declared during YTD 2017. During 1Q 2017, 2Q 2017 and 3Q 2017, we paid dividends of $4.5 billion, $2.2 billion and $2.0 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during YTD 2017.

Freddie Mac Form 10-Q	122

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 10

NOTE 10: INCOME TAXES
INCOME TAX (EXPENSE) BENEFIT

For 3Q 2017 and 3Q 2016, we reported an income tax expense of $2.5 billion and $1.0 billion, respectively, resulting in effective tax rates of 35.0% and 30.0%, respectively. For YTD 2017 and YTD 2016, we reported an income tax expense of $4.5 billion and $1.3 billion, respectively, resulting in effective tax rates of 34.3% and 30.6%, respectively. Our effective tax rate differed from the statutory rate of 35% in most of these periods primarily due to our recognition of low income housing tax credits.
DEFERRED TAX ASSETS, NET

We had net deferred tax assets of $14.6 billion and $15.8 billion as of September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, our net deferred tax assets consisted primarily of basis differences related to derivative instruments and deferred fees.
Based on all positive and negative evidence available at September 30, 2017, we determined that it is more likely than not that our net deferred tax assets, except for a portion of our capital loss carryforward deferred tax asset, will be realized. A valuation allowance of $54 million has been recorded against our capital loss carryforward deferred tax asset.
UNRECOGNIZED TAX BENEFITS

We evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of September 30, 2017.

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

Segment/Category	Description	Financial Performance Measurement Basis
Single-family Guarantee	The Single-family Guarantee segment reflects results from our purchase, securitization, and guarantee of single-family loans and the management of single-family credit risk.	Contribution to GAAP net income (loss)
Multifamily
The Multifamily segment reflects results from our purchase, sale, securitization, and guarantee of multifamily loans and securities, our investments in those loans and securities, and the management of multifamily credit risk and market spread risk.
Contribution to GAAP comprehensive income (loss)
Capital Markets
The Capital Markets segment reflects results from managing the company's mortgage-related investments portfolio (excluding Multifamily segment investments, single-family seriously delinquent loans, and the credit risk of single-family performing and reperforming loans), treasury function, single-family securitization activities, and interest-rate risk.
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

Freddie Mac Form 10-Q	124

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

Markets segment of $401 million and $1.0 billion for 3Q 2016 and YTD 2016, respectively, to align with the current presentation.
The table below presents Segment Earnings by segment.

(In millions)	3Q 2017	3Q 2016	YTD 2017	YTD 2016
Segment Earnings (loss), net of taxes:
Single-family Guarantee	$255	$497	$1,743	$1,890
Multifamily	374	744	1,212	1,156
Capital Markets	4,042	1,088	5,591	(78)
All Other	—	—	—	—
Total Segment Earnings, net of taxes	4,671	2,329	8,546	2,968
Net income	$4,671	$2,329	$8,546	$2,968
Comprehensive income (loss) of segments:
Single-family Guarantee	$255	$496	$1,741	$1,889
Multifamily	370	790	1,277	1,212
Capital Markets	4,025	1,024	5,852	142
All Other	—	—	—	—
Comprehensive income of segments	4,650	2,310	8,870	3,243
Comprehensive income	$4,650	$2,310	$8,870	$3,243

Freddie Mac Form 10-Q	125

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

The tables below present detailed reconciliations between our GAAP financial statements and Segment Earnings for our reportable segments and All Other.

	3Q 2017
					Total Segment Earnings (Loss)		Total per Condensed Consolidated Statements of Comprehensive Income
(In millions)	Single-family Guarantee	Multifamily	Capital Markets	All Other		Reclassifications
Net interest income	$—	$342	$804	$—	$1,146	$2,343	$3,489
Guarantee fee income(1)	1,581	170	—	—	1,751	(1,582)	169
Benefit (provision) for credit losses	(826)	(22)	—	—	(848)	132	(716)
Net impairment of available-for-sale securities recognized in earnings	—	—	50	—	50	(51)	(1)
Derivative gains (losses)	(2)	22	(324)	—	(304)	(374)	(678)
Gains (losses) on trading securities	—	(47)	(26)	—	(73)	—	(73)
Gains (losses) on loans	—	(84)	—	—	(84)	287	203
Other non-interest income (loss)	405	314	5,757	—	6,476	(622)	5,854
Administrative expenses	(353)	(98)	(73)	—	(524)	—	(524)
REO operations expense	(38)	—	—	—	(38)	3	(35)
Other non-interest expense	(348)	(11)	(3)	—	(362)	(136)	(498)
Income tax expense	(164)	(212)	(2,143)	—	(2,519)	—	(2,519)
Net income	255	374	4,042	—	4,671	—	4,671
Changes in unrealized gains (losses) related to available-for-sale securities	—	(4)	(43)	—	(47)	—	(47)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	26	—	26	—	26
Changes in defined benefit plans	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of taxes	—	(4)	(17)	—	(21)	—	(21)
Comprehensive income	$255	$370	$4,025	$—	$4,650	$—	$4,650

	YTD 2017
					Total Segment Earnings (Loss)		Total per Condensed Consolidated Statements of Comprehensive Income
(In millions)	Single-family Guarantee	Multifamily	Capital Markets	All Other		Reclassifications
Net interest income	$—	$905	$2,608	$—	$3,513	$7,150	$10,663
Guarantee fee income(1)	4,505	483	—	—	4,988	(4,512)	476
Benefit (provision) for credit losses	(775)	(10)	—	—	(785)	607	(178)
Net impairment of available-for-sale securities recognized in earnings	—	(4)	194	—	190	(207)	(17)
Derivative gains (losses)	(34)	(31)	(757)	—	(822)	(1,254)	(2,076)
Gains (losses) on trading securities	—	(62)	(207)	—	(269)	—	(269)
Gains (losses) on loans	—	(75)	—	—	(75)	485	410
Other non-interest income (loss)	1,115	972	6,924	—	9,011	(1,981)	7,030
Administrative expense	(1,018)	(288)	(242)	—	(1,548)	—	(1,548)
REO operations expense	(138)	—	—	—	(138)	10	(128)
Other non-interest expense	(1,001)	(44)	(8)	—	(1,053)	(298)	(1,351)
Income tax expense	(911)	(634)	(2,921)	—	(4,466)	—	(4,466)
Net income	1,743	1,212	5,591	—	8,546	—	8,546
Changes in unrealized gains (losses) related to available-for-sale securities	—	65	181	—	246	—	246
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	81	—	81	—	81
Changes in defined benefit plans	(2)	—	(1)	—	(3)	—	(3)
Total other comprehensive income (loss), net of taxes	(2)	65	261	—	324	—	324
Comprehensive income	$1,741	$1,277	$5,852	$—	$8,870	$—	$8,870

Freddie Mac Form 10-Q	126

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 11

	3Q 2016
					Total Segment Earnings (Loss)		Total per Condensed Consolidated Statements of Comprehensive Income
(In millions)	Single-family Guarantee	Multifamily	Capital Markets	All Other		Reclassifications
Net interest income	$—	$255	$933	$—	$1,188	$2,458	$3,646
Guarantee fee income(1)	1,641	134	—	—	1,775	(1,642)	133
Benefit (provision) for credit losses	(297)	8	—	—	(289)	176	(113)
Net impairment of available-for-sale securities recognized in earnings	—	—	94	—	94	(103)	(9)
Derivative gains (losses)	(35)	205	212	—	382	(418)	(36)
Gains (losses) on trading securities	—	15	(203)	—	(188)	—	(188)
Gains (losses) on loans	—	126	—	—	126	13	139
Other non-interest income (loss)	41	410	664	—	1,115	(377)	738
Administrative expenses	(330)	(89)	(79)	—	(498)	—	(498)
REO operations expense	(59)	—	—	—	(59)	3	(56)
Other non-interest expense	(311)	(10)	—	—	(321)	(110)	(431)
Income tax expense	(153)	(310)	(533)	—	(996)	—	(996)
Net income	497	744	1,088	—	2,329	—	2,329
Changes in unrealized gains (losses) related to available-for-sale securities	—	46	(93)	—	(47)	—	(47)
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	29	—	29	—	29
Changes in defined benefit plans	(1)	—	—	—	(1)	—	(1)
Total other comprehensive income (loss), net of taxes	(1)	46	(64)	—	(19)	—	(19)
Comprehensive income	$496	$790	$1,024	$—	$2,310	$—	$2,310

	YTD 2016
					Total Segment Earnings (Loss)		Total per Condensed Consolidated Statements of Comprehensive Income
(In millions)	Single-family Guarantee	Multifamily	Capital Markets	All Other		Reclassifications
Net interest income	$—	$791	$2,887	$—	$3,678	$6,816	$10,494
Guarantee fee income(1)	4,427	366	—	—	4,793	(4,426)	367
Benefit (provision) for credit losses	113	19	—	—	132	997	1,129
Net impairment of available-for-sale securities recognized in earnings	—	—	224	—	224	(362)	(138)
Derivative gains (losses)	(64)	(878)	(4,386)	—	(5,328)	(1,327)	(6,655)
Gains (losses) on trading securities	—	119	(12)	—	107	—	107
Gains (losses) on loans	—	747	—	—	747	(611)	136
Other non-interest income (loss)	195	800	1,404	—	2,399	(686)	1,713
Administrative expense	(939)	(255)	(227)	—	(1,421)	—	(1,421)
REO operations expense	(177)	—	—	—	(177)	8	(169)
Other non-interest expense	(832)	(43)	(3)	—	(878)	(409)	(1,287)
Income tax (expense) benefit	(833)	(510)	35	—	(1,308)	—	(1,308)
Net income (loss)	1,890	1,156	(78)	—	2,968	—	2,968
Changes in unrealized gains (losses) related to available-for-sale securities	—	56	125	—	181	—	181
Changes in unrealized gains (losses) related to cash flow hedge relationships	—	—	95	—	95	—	95
Changes in defined benefit plans	(1)	—	—	—	(1)	—	(1)
Total other comprehensive income (loss), net of taxes	(1)	56	220	—	275	—	275
Comprehensive income	$1,889	$1,212	$142	$—	$3,243	$—	$3,243

(1)	Guarantee fee income is included in other income (loss) on our GAAP condensed consolidated statements of comprehensive income.

Freddie Mac Form 10-Q	127

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

NOTE 12: CONCENTRATION OF CREDIT AND OTHER RISKS
SINGLE-FAMILY CREDIT GUARANTEE PORTFOLIO

The table below summarizes the concentration by loan portfolio and geographic area of the approximately $1.8 trillion UPB of our single-family credit guarantee portfolio at both September 30, 2017 and December 31, 2016. See Note 4 and Note 5 for more information about credit risk associated with loans and mortgage-related securities that we hold or guarantee.

	September 30, 2017		December 31, 2016		Percent of Credit Losses
	Percentage of Portfolio	Serious Delinquency Rate	Percentage of Portfolio	Serious Delinquency Rate	YTD 2017	YTD 2016
Loan Portfolio
Core single-family loan portfolio	77%	0.19%	73%	0.20%	3%	6%
Legacy and relief refinance single-family loan portfolio	23	2.14%	27	2.28%	97	94
Total	100%	0.86%	100%	1.00%	100%	100%
Region(1)(3)
West	30%	0.47%	30%	0.57%	27%	10%
Northeast	25	1.24%	25	1.45%	34	40
North Central	16	0.81%	16	0.93%	16	25
Southeast	16	1.02%	16	1.19%	19	19
Southwest	13	0.67%	13	0.78%	4	6
Total	100%	0.86%	100%	1.00%	100%	100%
State(2)(3)
California	18%	0.40%	18%	0.46%	18%	4%
Florida	6	1.17%	6	1.42%	12	9
Illinois	5	1.14%	5	1.34%	9	10
New Jersey	3	1.82%	3	2.26%	9	11
New York	5	1.75%	5	2.05%	8	9
All other	63	0.78%	63	0.90%	44	57
Total	100%	0.86%	100%	1.00%	100%	100%

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

CREDIT PERFORMANCE OF CERTAIN HIGHER RISK SINGLE-FAMILY LOAN CATEGORIES

Participants in the mortgage market have characterized single-family loans based upon their overall credit quality at the time of origination, including as prime or subprime. Mortgage market participants have classified single-family loans as Alt-A if these loans have credit characteristics that range between their prime and subprime categories, if they are underwritten with lower or alternative income or asset documentation requirements compared to a full documentation loan, or both. Although we discontinued new purchases of loans with lower documentation standards beginning March 1, 2009, we continued to purchase certain amounts of these loans in cases where the loan was either:

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

	Percentage of Portfolio(1)		Serious Delinquency Rate(1)
(Percentage of portfolio based on UPB)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Interest-only	1%	1%	4.68%	4.34%
Alt-A	2%	2%	5.00%	5.21%
Original LTV ratio greater than 90%(2)	17%	16%	1.32%	1.58%
Lower credit scores at origination (less than 620)	2%	2%	5.22%	5.73%

(1)	Excludes loans underlying certain other securitization products for which data was not available.

(2)	Includes HARP loans, which we purchase as part of our participation in the MHA Program.

Freddie Mac Form 10-Q	129

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

SELLERS AND SERVICERS

We acquire a significant portion of our single-family and multifamily loan purchase volume from several large sellers. The table below summarizes the concentration of single-family and multifamily sellers who provided 10% or more of our purchase volume.

	YTD 2017	YTD 2016
Single-family Sellers
Wells Fargo Bank, N.A.	16%	14%
Other top 10 sellers	37	33
Top 10 single-family sellers	53%	47%
Multifamily Sellers
CBRE Capital Markets, Inc.	17%	17%
Holliday Fenoglio Fowler, L.P.	10	8
Berkadia Commercial Mortgage LLC	9	19
Walker & Dunlop, LLC	8	12
Other top 10 sellers	34	22
Top 10 multifamily sellers	78%	78%
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

	September 30, 2017	December 31, 2016
Single-family Servicers
Wells Fargo Bank, N.A.	18%	19%
Other top 10 servicers	41	41
Top 10 single-family servicers	59%	60%
Multifamily Servicers
Wells Fargo Bank, N.A.	15%	15%
CBRE Capital Markets, Inc.	13	14
Berkadia Commercial Mortgage LLC	9	11
Other top 10 servicers	40	39
Top 10 multifamily servicers	77%	79%
In recent years, there has been a shift in our servicing from depository institutions to non-depository servicers. Some of these non-depository servicers have grown rapidly in recent years and now service a large share of our loans. As of September 30, 2017 and December 31, 2016, approximately 11% and 10% of our single-family credit guarantee portfolio, respectively, was serviced by our top three non-

Freddie Mac Form 10-Q	130

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 12

depository servicers. Several of these non-depository servicers also service a large share of the loans underlying our investments in non-agency mortgage-related securities. We routinely monitor the performance of our largest non-depository servicers.
MORTGAGE INSURERS

We have counterparty credit risk relating to the potential insolvency of, or non-performance by, mortgage insurers that insure single-family loans we purchase or guarantee. We evaluate the recovery and collectability from mortgage insurers as part of the estimate of our loan loss reserves. See Note 4 for additional information. As of September 30, 2017, mortgage insurers provided coverage with maximum loss limits of $82.8 billion, for $322.5 billion of UPB, in connection with our single-family credit guarantee portfolio. These amounts are based on gross coverage without regard to netting of coverage that may exist to the extent an affected loan is covered under both primary and pool insurance.
The table below summarizes the concentration of mortgage insurer counterparties who provided 10% or more of our overall mortgage insurance coverage. On January 3, 2017, Arch Capital Group Ltd. announced that it had completed its purchase of United Guaranty Corporation at the end of 2016. The table below reflects this transaction. On October 23, 2016, Genworth Financial, Inc. announced that it had entered into an agreement to be acquired by China Oceanwide Holdings Group Co., Ltd. Regulatory approvals of the acquisition are still pending. Genworth Mortgage Insurance Corporation is a subsidiary of Genworth Financial, Inc.

		Mortgage Insurance Coverage
	Credit Rating(1)	September 30, 2017	December 31, 2016
Arch Mortgage Insurance Company	A-	24%	25%
Radian Guaranty Inc.	BBB-	21	21
Mortgage Guaranty Insurance Corporation	BBB	20	20
Genworth Mortgage Insurance Corporation	BB+	15	15
Essent Guaranty, Inc.	BBB+	11	10%
Total		91%	91%

(1)
Ratings are for the corporate entity to which we have the greatest exposure. Coverage amounts may include coverage provided by affiliates and subsidiaries of the counterparty. Latest rating available as of September 30, 2017. Represents the lower of S&P and Moody’s credit ratings stated in terms of the S&P equivalent.

We received proceeds of $0.3 billion and $0.4 billion during YTD 2017 and YTD 2016, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $0.1 billion (excluding deferred payment obligations associated with unpaid claim amounts) as of both September 30, 2017 and December 31, 2016. The balance of these receivables, net of associated reserves, was approximately $0.1 billion at both September 30, 2017 and December 31, 2016.
PMI Mortgage Insurance Co. and Triad Guaranty Insurance Corp. are both under the control of their state regulators and are in run-off. A substantial portion of their claims is recorded by us as deferred payment obligations. As of both September 30, 2017 and December 31, 2016, we had cumulative unpaid deferred payment obligations of $0.5 billion from these insurers. We reserved for all of these unpaid amounts as collectability is uncertain. It is not clear how the regulators of these companies will administer their respective deferred payment plans in the future, nor when or if those obligations will be paid.

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
Our other investments and cash counterparties are primarily major financial institutions, including other GSEs, Treasury, the Federal Reserve Bank of New York, highly-rated supranational institutions, and government money market funds. As of September 30, 2017 and December 31, 2016, $159 million and $0 million of our securities purchased under agreements to resell were used to provide financing to investors in Freddie Mac securities to increase liquidity and grow the investor base for those securities. These transactions differ from the securities purchased under agreements to resell that we use for liquidity purposes as the counterparties we face may not be major financial institutions and we are exposed to the counterparty risk of these institutions. As of September 30, 2017 and December 31, 2016, including amounts related to our consolidated VIEs, there were $81.9 billion and $96.2 billion, respectively, primarily of cash and securities purchased under agreements to resell invested with counterparties, U.S. Treasury securities, cash deposited with the Federal Reserve Bank of New York, or cash advanced to lenders. As of September 30, 2017, all of our securities purchased under agreements to resell were fully collateralized.
NON-AGENCY MORTGAGE-RELATED SECURITY ISSUERS

We are engaged in various loss mitigation efforts concerning certain investments in non-agency mortgage-related securities, including the matters described below.
In 2011, FHFA, as Conservator for Freddie Mac and Fannie Mae, filed lawsuits against a number of corporate families of financial institutions and related defendants alleging securities laws violations and, in some cases, fraud. On July 12, 2017, FHFA reached a settlement with the Royal Bank of Scotland Group plc, related companies and specifically named individuals (collectively RBS). The settlement resolves all claims in the lawsuit filed by FHFA against RBS in the U.S. District Court for the District of Connecticut. Under the terms of the agreement, RBS paid Freddie Mac $4.5 billion. We recognized this amount within non-interest income on our condensed consolidated statements of comprehensive income during the third quarter of 2017. The separate lawsuit filed by FHFA against Nomura Holding America, Inc. (or Nomura) and RBS in the U.S. District Court for the Southern District of New York remains outstanding. This case went to trial in March 2015. In May 2015, the judge ruled against the defendants and ordered them to pay an aggregate of $806 million, of which $779 million will be paid to Freddie Mac. The order also provides for Freddie Mac to transfer the mortgage-related securities at issue in this trial to the defendants. The defendants have agreed to pay for certain costs, legal fees and expenses if FHFA prevails in the litigation. This expense reimbursement payment is subject to various conditions, and is capped at $33 million (half of any such payment would be made to Freddie Mac). The defendants filed a notice of appeal in the U.S. Court of Appeals for the Second Circuit. On September 28, 2017, the Second Circuit affirmed the District Court's decision in full. The defendants may petition the U.S. Supreme Court to review the Second Circuit's decision.

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
The total compensation that we receive for the delivery of a HARP loan reflects the pricing that we are willing to offer because HARP is a part of a broader government program intended to provide assistance to homeowners and prevent foreclosures. When HARP ends on December 31, 2018, the beneficial pricing afforded to HARP loans may no longer be reflected in the pricing structure of our guarantee fees. If these benefits were not reflected in the pricing for these loans, the fair value of our loans would have decreased by $2.9 billion and $5.3 billion as of September 30, 2017 and December 31, 2016, respectively. The total fair value of the loans in our portfolio that reflect the pricing afforded to HARP loans as of September 30, 2017 and December 31, 2016 was $35.7 billion and $52.8 billion, respectively.
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

	September 30, 2017
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$33,567	$5,580	$—	$39,147
Other agency	—	3,041	48	—	3,089
Non-agency RMBS	—	—	5,135	—	5,135
Non-agency CMBS	—	180	3,469	—	3,649
Obligations of states and political subdivisions	—	—	402	—	402
Total available-for-sale securities, at fair value	—	36,788	14,634	—	51,422
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	11,881	1,030	—	12,911
Other agency	—	4,742	268	—	5,010
All other	—	27	271	—	298
Total mortgage-related securities	—	16,650	1,569	—	18,219
Non-mortgage-related securities	14,648	2,859	—	—	17,507
Total trading securities, at fair value	14,648	19,509	1,569	—	35,726
Total investments in securities	14,648	56,297	16,203	—	87,148
Mortgage loans:
Held-for-sale, at fair value	—	18,995	—	—	18,995
Derivative assets, net:
Interest-rate swaps	—	3,871	—	—	3,871
Option-based derivatives	—	5,215	—	—	5,215
Other	—	132	3	—	135
Subtotal, before netting adjustments	—	9,218	3	—	9,221
Netting adjustments(1)	—	—	—	(8,516)	(8,516)
Total derivative assets, net	—	9,218	3	(8,516)	705
Other assets:
Guarantee asset, at fair value	—	—	2,621	—	2,621
Non-derivative held-for-sale purchase commitments, at fair value	—	140	—	—	140
All other, at fair value	—	—	—	—	—
Total other assets	—	140	2,621	—	2,761
Total assets carried at fair value on a recurring basis	$14,648	$84,650	$18,827	($8,516)	$109,609
Liabilities:
Debt securities of consolidated trusts held by third parties, at fair value	$—	$15	$531	$—	$546
Other debt, at fair value		5,173	89	—	5,262
Derivative liabilities, net:
Interest-rate swaps	—	8,006	—	—	8,006
Option-based derivatives	—	117	—	—	117
Other		76	67	—	143
Subtotal, before netting adjustments	—	8,199	67	—	8,266
Netting adjustments(1)	—	—	—	(8,054)	(8,054)
Total derivative liabilities, net	—	8,199	67	(8,054)	212
Other liabilities:
Non-derivative held-for-sale purchase commitments, at fair value	—	36	—	—	36
All other, at fair value	—	—	23	—	23
Total liabilities carried at fair value on a recurring basis	$—	$13,423	$710	($8,054)	$6,079

Freddie Mac Form 10-Q	136

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
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
The table below presents assets measured on our condensed consolidated balance sheets at fair value on a non-recurring basis.

	September 30, 2017				December 31, 2016
(In millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a non-recurring basis:
Mortgage loans(1)	$—	$58	$5,715	$5,773	$—	$199	$2,483	$2,682

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

Freddie Mac Form 10-Q	138

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	3Q 2017
		Realized and unrealized gains (losses)
	Balance, July 1, 2017	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2017	Unrealized gains (losses) still held(3)
	(In millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$5,686	($4)	$82	$78	$141	$—	$—	($325)	$—	$—	$5,580	($4)
Other agency	51	—	—	—	—	—	—	(3)	—	—	48	—
Non-agency RMBS	8,639	854	(128)	726	—	—	(3,953)	(277)	—	—	5,135	38
Non-agency CMBS	3,470	1	5	6	—	—	—	(7)	—	—	3,469	1
Obligations of states and political subdivisions	481	—	(1)	(1)	—	—	—	(78)	—	—	402	—
Total available-for-sale mortgage-related securities	18,327	851	(42)	809	141	—	(3,953)	(690)	—	—	14,634	35
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	888	(45)	—	(45)	587	—	—	(4)	—	(396)	1,030	(43)
Other agency	10	(1)	—	(1)	259	—	—	—	—	—	268	(1)
All other	108	(2)	—	(2)	176	—	—	(11)	—	—	271	(2)
Total trading mortgage-related securities	1,006	(48)	—	(48)	1,022	—	—	(15)	—	(396)	1,569	(46)
Other assets:
Guarantee asset	2,480	(1)	—	(1)	—	265	—	(123)	—	—	2,621	(1)

		Realized and unrealized (gains) losses
	Balance, July 1, 2017	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2017	Unrealized (gains) losses still held(3)
	(In millions)
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$531	$—	$—	$—	$—	$—	$—	$—	$—	$—	$531	$—
Other debt, at fair value	89	—	—	—	—	—	—	—	—	—	89	—
Net derivatives(2)	68	2	—	2	—	(1)	—	(2)	—	—	67	(2)
Other liabilities:
All other, at fair value	17	(12)	—	(12)	5	—	13	—	—	—	23	(12)

Freddie Mac Form 10-Q	139

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	YTD 2017
		Realized and unrealized gains (losses)
	Balance, January 1, 2017	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2017	Unrealized gains (losses) still held(3)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$9,847	($6)	$117	$111	$635	$—	($907)	($1,027)	$17	($3,096)	$5,580	($15)
Other agency	66	—	(1)	(1)	—	—	—	(9)	—	(8)	48	—
Non-agency RMBS	11,797	1,285	(68)	1,217	—	—	(6,649)	(1,230)	—	—	5,135	111
Non-agency CMBS	3,366	4	128	132	—	—	—	(29)	—	—	3,469	4
Obligations of states and political subdivisions	665	1	(2)	(1)	—	—	—	(262)	—	—	402	—
Total available-for-sale mortgage-related securities	25,741	1,284	174	1,458	635	—	(7,556)	(2,557)	17	(3,104)	14,634	100
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,095	(121)	—	(121)	889	—	(592)	(9)	14	(246)	1,030	(92)
Other agency	12	(3)	—	(3)	259	—	—	—	—	—	268	(3)
All other	113	—	—	—	176	—	—	(18)	—	—	271	—
Total trading mortgage-related securities	1,220	(124)	—	(124)	1,324	—	(592)	(27)	14	(246)	1,569	(95)
Other assets:
Guarantee asset	2,299	(2)	—	(2)	—	677	—	(353)	—	—	2,621	(2)

		Realized and unrealized (gains) losses
	Balance, January 1, 2017	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3(1)	Transfers out of Level 3(1)	Balance, September 30, 2017	Unrealized (gains) losses still held(3)
	(in millions)
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	$—	$1	$—	$1	$—	$530	$—	$—	$—	$—	$531	$1
Other debt, at fair value	95	—	—	—	—	—	—	(6)	—	—	89	—
Net derivatives(2)	50	36	—	36	—	—	—	(19)	—	—	67	19
Other liabilities:
All other, at fair value	(2)	(5)	—	(5)	17	—	13	—	—	—	23	(5)

Freddie Mac Form 10-Q	140

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	3Q 2016
		Realized and unrealized gains (losses)
	Balance, July 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2016	Unrealized gains (losses) still held(3)
	(In millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$11,462	$—	($38)	($38)	$462	$—	($366)	($246)	$—	($4,134)	$7,140	($1)
Other agency	73	—	—	—	—	—	—	(4)	—	—	69	—
Non-agency RMBS	15,497	437	214	651	—	—	(2,869)	(672)	—	—	12,607	87
Non-agency CMBS	3,611	1	125	126	—	—	—	(8)	—	—	3,729	1
Obligations of states and political subdivisions	890	—	(2)	(2)	—	—	—	(92)	—	—	796	—
Total available-for-sale mortgage-related securities	31,533	438	299	737	462	—	(3,235)	(1,022)	—	(4,134)	24,341	87
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	315	11	—	11	753	—	(5)	(5)	99	(234)	934	3
Other agency	615	4	—	4	—	—	(112)	(20)	—	(474)	13	—
All other	1	—	—	—	—	—	—	—	—	—	1	—
Total trading mortgage-related securities	931	15	—	15	753	—	(117)	(25)	99	(708)	948	3
Other assets:
Guarantee asset	2,057	—	—	—	—	204	—	(96)	—	—	2,165	—

		Realized and unrealized (gains) losses
	Balance, July 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2016	Unrealized (gains) losses still held(3)
	(In millions)
Liabilities
Other debt, at fair value	$52	$—	$—	$—	$—	$—	$—	$—	$—	$—	$52	$—
Net derivatives(2)	27	39	—	39	—	—	—	(9)	—	—	57	33
Other Liabilities:
All other, at fair value	15	10	—	10	(25)	—	—	—	—	—	—	10

Freddie Mac Form 10-Q	141

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	YTD 2016
		Realized and unrealized gains (losses)
	Balance, January 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2016	Unrealized gains (losses) still held(3)
	(in millions)
Assets
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,608	$20	$28	$48	$5,618	$—	($491)	($328)	$—	($315)	$7,140	($1)
Other agency	91	—	(1)	(1)	—	—	—	(15)	—	(6)	69	—
Non-agency RMBS	20,333	810	(73)	737	—	—	(5,887)	(2,576)	—	—	12,607	201
Non-agency CMBS	3,530	2	224	226	—	—	—	(27)	—	—	3,729	2
Obligations of states and political subdivisions	1,205	1	(4)	(3)	—	—	—	(406)	—	—	796	—
Total available-for-sale mortgage-related securities	27,767	833	174	1,007	5,618	—	(6,378)	(3,352)	—	(321)	24,341	202
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	331	(4)	—	(4)	800	—	(142)	(3)	74	(122)	934	(4)
Other agency	41	(1)	—	(1)	—	—	(20)	(7)	—	—	13	(2)
All other	2	—	—	—	—	—	—	(1)	—	—	1	—
Total trading mortgage-related securities	374	(5)	—	(5)	800	—	(162)	(11)	74	(122)	948	(6)
Other assets:
Guarantee asset	1,753	68	—	68	—	602	—	(258)	—	—	2,165	68

		Realized and unrealized (gains) losses
	Balance, January 1, 2016	Included in earnings	Included in other comprehensive income	Total	Purchases	Issues	Sales	Settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance, September 30, 2016	Unrealized (gains) losses still held(3)
	(in millions)
Liabilities
Other debt, at fair value	$—	$—	$—	$—	$—	$52	$—	$—	$—	$—	$52	$—
Net derivatives(2)	8	67	—	67	—	1	—	(19)	—	—	57	48
Other Liabilities:
All other, at fair value	10	7	—	7	(17)	—	—	—	—	—	—	7

(1)
Transfers out of Level 3 during 3Q 2017 and YTD 2017 consisted primarily of certain mortgage-related securities due to an increased volume and level of activity in the market and availability of price quotes from dealers and third-party pricing services. Certain Freddie Mac securities are classified as Level 3 at issuance and generally are classified as Level 2 when they begin trading. Transfers into Level 3 during 3Q 2017 and YTD 2017 consisted primarily of certain mortgage-related securities due to a lack of market activity and relevant price quotes from dealers and third-party pricing services.

(2)	Amounts are prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

(3)
Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains and losses related to assets and liabilities classified as Level 3 that were still held at September 30, 2017 and September 30, 2016, respectively. Included in these amounts are other-than temporary impairments recorded on available-for-sale securities.

Freddie Mac Form 10-Q	142

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

The tables below provide valuation techniques, the range, and the weighted average of significant unobservable inputs for assets and liabilities measured on our condensed consolidated balance sheets at fair value on a recurring basis using unobservable inputs (Level 3).

September 30, 2017
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Recurring fair value measurements
Assets
Investments in securities
Available-for-sale, at fair value
Mortgage-related securities
Freddie Mac	$5,393	Discounted cash flows	OAS	19 - 514 bps	56 bps
	187	Other
Total Freddie Mac	5,580
Other agency	29	Median of external sources
	19	Single external source
Total other agency	48
Non-agency RMBS	4,511	Median of external sources	External pricing sources	$74.7 - $79.3	$76.4
	624	Other
Total non-agency RMBS	5,135
Non-agency CMBS	3,468	Single external source	External pricing sources	$6.3 - $107.8	$95.7
	1	Other
Total non-agency CMBS	3,469
Obligations of states and political subdivisions	366	Median of external sources	External pricing sources	$101.3 - $101.7	$101.5
	36	Other
Total obligations of states and political subdivisions	402
Total available-for-sale mortgage-related securities	14,634
Trading, at fair value
Mortgage-related securities
Freddie Mac	664	Discounted cash flows	OAS	(7,125) - 27,202 bps	144 bps
	99	Risk metrics
	98	Single external source
	169	Other
Total Freddie Mac	1,030
Other agency	208	Discounted cash flows	OAS	(562) - 424 bps	(60) bps
	60	Risk metrics
Total other agency	268

All other	171	Risk metrics	Effective duration	0.00 - 7.32 years	7.32 years
	99	Single external source
	1	Other
Total all other	271
Total trading mortgage-related securities	1,569
Total investments in securities	$16,203
Other assets:
Guarantee asset, at fair value	$2,621	Discounted cash flow	OAS	17 - 198 bps	42 bps
Liabilities
Debt securities of consolidated trusts held by third parties, at fair value	531	Single External Source	External Pricing Sources	$100.0 - $100.5	$100.1
Other debt, at fair value	89	Other
Net derivatives	67	Other
Other liabilities
All other, at fair value	23	Other

Freddie Mac Form 10-Q	143

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

December 31, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs(1)
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
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

September 30, 2017
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$5,715
		Internal model	Historical sales proceeds	$3,000 - $808,500	$175,116
		Internal model	Housing sales index	39 - 354 bps	99 bps
		Income capitalization(1)	Capitalization rates	7% - 8%	7%
		Median of external sources	External pricing sources	$36.5-$94.9	$80.0

December 31, 2016
	Level 3 Fair Value	Predominant Valuation Technique(s)	Unobservable Inputs
(Dollars in millions, except for certain unobservable inputs as shown)			Type	Range	Weighted Average
Non-recurring fair value measurements
Mortgage loans	$2,483
		Internal model	Historical sales proceeds	$3,000 - $770,000	$167,137
		Internal model	Housing sales index	42 - 374 bps	96 bps
		Income capitalization(1)	Capitalization rates	7% - 10%	7%
		Median of external sources	External pricing sources	$37.0 - $94.3	$75.0

(1)
The predominant valuation technique used for multifamily loans. Certain loans in this population are valued using other techniques, and the capitalization rate for those is not represented in the “Range” or “Weighted Average” above.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The tables below present the carrying value and estimated fair value of our financial instruments. For certain types of financial instruments, such as cash and cash equivalents, restricted cash and cash equivalents, securities purchased under agreements to resell, advances to lenders, other secured lending, and certain other debt, including securities sold under agreements to repurchase, the carrying value on our GAAP balance sheets approximates fair value, as these assets are short-term in nature and have limited market value volatility.

Freddie Mac Form 10-Q	145

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	September 30, 2017
		Fair Value
(In millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Financial Assets
Cash and cash equivalents	$8,183	$8,183	$—	$—	$—	$8,183
Restricted cash and cash equivalents	7,684	7,684	—	—	—	7,684
Securities purchased under agreements to resell	47,202	—	47,202	—	—	47,202
Investments in securities:
Available-for-sale, at fair value	51,422	—	36,788	14,634	—	51,422
Trading, at fair value	35,726	14,648	19,509	1,569	—	35,726
Total investments in securities	87,148	14,648	56,297	16,203	—	87,148
Mortgage loans:
Loans held by consolidated trusts	1,738,858	—	1,613,122	141,914	—	1,755,036
Loans held by Freddie Mac	106,034	—	34,015	75,050	—	109,065
Total mortgage loans	1,844,892	—	1,647,137	216,964	—	1,864,101
Derivative assets, net	705	—	9,218	3	(8,516)	705
Guarantee asset	2,621	—	—	2,789	—	2,789
Non-derivative purchase commitments, at fair value	140	—	140	45	—	185
Advances to lenders and other secured lending	1,649	—	303	1,346	—	1,649
Total financial assets	$2,000,224	$30,515	$1,760,297	$237,350	($8,516)	$2,019,646
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,691,524	$—	$1,700,555	$3,419	$—	$1,703,974
Other debt	318,054	—	318,649	4,166	—	322,815
Total debt, net	2,009,578	—	2,019,204	7,585	—	2,026,789
Derivative liabilities, net	212	—	8,199	67	(8,054)	212
Guarantee obligation	2,503	—	—	3,217	—	3,217
Non-derivative purchase commitments, at fair value	36	—	36	32	—	68
Total financial liabilities	$2,012,329	$—	$2,027,439	$10,901	($8,054)	$2,030,286

Freddie Mac Form 10-Q	146

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

	December 31, 2016
		Fair Value
(In millions)	GAAP Carrying Amount	Level 1	Level 2	Level 3	Netting Adjustments(1)	Total
Financial Assets
Cash and cash equivalents	$12,369	$12,369	$—	$—	$—	$12,369
Restricted cash and cash equivalents	9,851	9,851	—	—	—	9,851
Securities purchased under agreements to resell	51,548	—	51,548	—	—	51,548
Investments in securities:
Available-for-sale, at fair value	66,757	—	41,016	25,741	—	66,757
Trading, at fair value	44,790	19,402	24,168	1,220	—	44,790
Total investments in securities	111,547	19,402	65,184	26,961	—	111,547
Mortgage loans:
Loans held by consolidated trusts	1,690,218	—	1,554,143	142,121	—	1,696,264
Loans held by Freddie Mac	112,785	—	31,004	84,227	—	115,231
Total mortgage loans	1,803,003	—	1,585,147	226,348	—	1,811,495
Derivative assets, net	747	—	12,265	3	(11,521)	747
Guarantee asset	2,298	—	—	2,490	—	2,490
Non-derivative purchase commitments, at fair value	108	—	108	18	—	126
Advances to lenders and other secured lending	1,278	—	—	1,278	—	1,278
Total financial assets	$1,992,749	$41,622	$1,714,252	$257,098	($11,521)	$2,001,451
Financial Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,648,683	$—	$1,651,313	$605	$—	$1,651,918
Other debt	353,321	—	352,837	4,809	—	357,646
Total debt, net	2,002,004	—	2,004,150	5,414	—	2,009,564
Derivative liabilities, net	795	—	12,640	52	(11,897)	795
Guarantee obligation	2,208	—	—	3,399	—	3,399
Non-derivative purchase commitments, at fair value	37	—	37	45	—	82
Total financial liabilities	$2,005,044	$—	$2,016,827	$8,910	($11,897)	$2,013,840

(1)	Represents counterparty netting, cash collateral netting and net derivative interest receivable or payable.

Freddie Mac Form 10-Q	147

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 13

FAIR VALUE OPTION

We elected the fair value option for certain multifamily held-for-sale loans, multifamily held-for-sale loan purchase commitments, and certain debt.
The table below presents the fair value and UPB related to certain items for which we have elected the fair value option.

	September 30, 2017			December 31, 2016
(In millions)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt securities of consolidated trusts held by third parties (1)	Multifamily Held-For-Sale Loans	Other Debt - Long Term	Debt securities of consolidated trusts held by third parties (1)
Fair value	$18,995	$5,262	$531	$16,255	$5,866	$—
Unpaid principal balance	18,786	4,836	530	16,231	5,584	—
Difference	$209	$426	$1	$24	$282	$—
(1) Does not include interest-only securities with fair value of $15 million and $144 million as of September 30, 2017 and December 31, 2016, respectively.
Changes in Fair Value under the Fair Value Option Election

We recorded gains (losses) of ($91) million and $118 million for 3Q 2017 and 3Q 2016, respectively, and ($83) million and $697 million for YTD 2017 and YTD 2016, respectively, from the change in fair value on multifamily held-for-sale loans recorded at fair value in other income (loss) in our condensed consolidated statements of comprehensive income.
We recorded gains of $271 million and $391 million for 3Q 2017 and 3Q 2016, respectively, and $826 million and $635 million for YTD 2017 and YTD 2016, respectively, from the change in fair value of multifamily held-for-sale loan purchase commitments recorded at fair value in other income (loss) in our condensed consolidated statements of comprehensive income.
Gains (losses) on debt securities with the fair value option elected were $62 million and ($174) million for 3Q 2017 and 3Q 2016, respectively, and ($129) million and ($268) million for YTD 2017 and YTD 2016, respectively, and were recorded in other income (loss) in our condensed consolidated statements of comprehensive income.
Changes in fair value attributable to instrument-specific credit risk were not material for 3Q 2017 and YTD 2017 and for 3Q 2016 and YTD 2016 for any assets or liabilities for which we elected the fair value option.

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

Freddie Mac Form 10-Q	149

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

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
On December 20, 2016, after briefing and argument on the defendants' renewed motions to dismiss on personal jurisdiction and efficient enforcer grounds, the District Court denied defendants' motions in part and granted them in part. The District Court held that Freddie Mac is an efficient enforcer of the antitrust laws, but dismissed on personal jurisdiction grounds Freddie Mac's antitrust claims against all defendants except HSBC USA, N.A. Freddie Mac and other plaintiffs requested clarification of the District Court's ruling to determine whether it intended to dismiss defendants located in the United States for lack of personal jurisdiction, which request the District Court denied on February 2, 2017. The Court also effectively dismissed Freddie Mac's remaining antitrust claim against HSBC USA, N.A. Freddie Mac filed a motion for reconsideration of the District Court's opinion dismissing Freddie Mac's (and other plaintiffs') antitrust claims on personal jurisdiction grounds. On February 16, 2017, the Court denied Freddie Mac's motion for reconsideration. On March 14, 2017, Freddie Mac and other plaintiffs sought leave to file an appeal of the dismissal of the antitrust and fraud claims or, in the alternative, for the Court to certify its orders dated February 2, 2017 and February 16, 2017 for interlocutory review. On May 3, 2017, the District Court denied Freddie Mac’s requests. On May 24, 2017, Freddie Mac filed a petition for a writ of mandamus asking the Second Circuit to direct the District Court to enter a judgment allowing Freddie Mac to appeal or to certify the District Court’s orders for review, which the Second Circuit denied on July 25, 2017.
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

Freddie Mac Form 10-Q	151

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Court of Appeals affirmed dismissal of all claims except certain claims seeking monetary damages for breach of contract and breach of implied duty of good faith and fair dealing. On March 24, 2017, institutional plaintiffs including Arrowood filed a petition for panel rehearing, and on March 31, 2017, the class plaintiffs in the American European Insurance Company litigation also filed a petition for panel rehearing with respect to certain of the claims. On July 17, 2017, the Court of Appeals granted the petitions for rehearing and issued a modified decision, which permitted the institutional plaintiffs to pursue the breach of contract and breach of implied duty of good faith and fair dealing claims that had been remanded. The Court of Appeals also removed language related to the standard to be applied to the implied duty claims, leaving that issue for the District Court to determine on remand. On October 16, 2017, certain institutional and class plaintiffs filed petitions for writ of certiorari in the U.S. Supreme Court challenging whether the prohibition on injunctive relief against FHFA in the Housing and Economic Recovery Act (HERA) bars judicial review of the net worth sweep dividend provisions of the August 2012 amendment to the Purchase Agreement, as well as whether HERA bars shareholders from pursuing derivative litigation where they allege the conservator faces a conflict of interest.
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

Freddie Mac Form 10-Q	152

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 14

Litigation in the U.S. District Court for the District of Delaware

Jacobs and Hindes vs. FHFA and Treasury. This case was filed on August 17, 2015 as a putative class action lawsuit purportedly on behalf of a class of holders of preferred stock or common stock issued by Freddie Mac or Fannie Mae. The case was also filed as a shareholder derivative lawsuit, purportedly on behalf of Freddie Mac and Fannie Mae as “nominal” defendants. The complaint alleges, among other items, that the August 2012 amendment to the Purchase Agreement violated applicable state law and constituted a breach of contract, as well as a breach of covenants of good faith and fair dealing. Plaintiffs seek equitable and injunctive relief (including restitution of the monies paid by Freddie Mac and Fannie Mae to Treasury under the net worth sweep dividend), compensatory damages, attorneys’ fees, costs and expenses. Plaintiffs filed an application for certification of a state-law question to the Delaware and Virginia Supreme Courts, which was denied on September 12, 2016. On September 7, 2016, plaintiffs filed a motion to amend the complaint, which the Court granted on February 24, 2017. On April 17, 2017, FHFA, Freddie Mac, Fannie Mae, and Treasury each moved to dismiss the amended complaint. Plaintiffs have opposed that motion.
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

Freddie Mac Form 10-Q	153

Financial Statements	Notes to the Condensed Consolidated Financial Statements | Note 15

NOTE 15: SELECTED FINANCIAL STATEMENT LINE ITEMS
The table below presents the significant components of other income (loss) on our condensed consolidated statements of comprehensive income.

(In millions)	3Q 2017	3Q 2016	YTD 2017	YTD 2016
Other income (loss):
Non-agency mortgage-related securities settlements	$4,525	$—	$4,525	$—
Gains (losses) on held-for-sale loan purchase commitments	271	391	826	635
(Losses) gains on debt recorded at fair value	62	(174)	(129)	(268)
All other	545	388	1,290	1,160
Total other income (loss)	$5,403	$605	$6,512	$1,527
The table below presents the significant components of other assets and other liabilities on our condensed consolidated balance sheets.

(In millions)	September 30, 2017	December 31, 2016
Other assets:
Real estate owned, net	$972	$1,198
Accounts and other receivables(1)	7,728	5,083
Guarantee asset	2,621	2,298
All other	2,677	3,779
Total other assets	$13,998	$12,358
Other liabilities:
Guarantee obligation	$2,503	$2,208
Payables related to securities	3,190	4,510
Income taxes payable	1,602	—
All other	2,331	2,769
Total other liabilities	$9,626	$9,487

(1)	Primarily consists of servicer receivables and other non-interest receivables.

END OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

Freddie Mac Form 10-Q	154

Other Information

OTHER INFORMATION
LEGAL PROCEEDINGS
We are involved as a party to a variety of legal proceedings. For more information, see Note 14 in this report, our 2016 Annual Report and our Form 10-Qs for the first and second quarters of 2017.
In addition, a number of lawsuits have been filed against the U.S. government related to the conservatorship and the Purchase Agreement. For information on these lawsuits, see the “Legal Proceedings” sections in our 2016 Annual Report and in our Form 10-Qs for the first and second quarters of 2017. Some of these cases were filed in the U.S. District Court for the District of Columbia. With respect to these cases, the Court of Appeals for the District of Columbia Circuit in February 2017 affirmed in part and remanded in part the appealed decision granting the motions to dismiss. In March 2017, institutional plaintiffs and the class plaintiffs in the American European Insurance Company litigation filed petitions for panel rehearing with respect to certain of the claims, and on July 17, 2017, the Court of Appeals granted the petitions for rehearing and issued a modified decision, which permitted the institutional plaintiffs to pursue the breach of contract and breach of implied duty of good faith and fair dealing claims that had been remanded. The Court of Appeals also removed language related to the standard to be applied to the implied duty claims, leaving that issue for the U.S. District Court for the District of Columbia to determine on remand. On October 16, 2017, certain institutional and class plaintiffs filed petitions for writ of certiorari in the U.S. Supreme Court challenging whether HERA's prohibition on injunctive relief against FHFA bars judicial review of the net worth sweep dividend provisions of the August 2012 amendment to the Purchase Agreement, as well as whether HERA bars shareholders from pursuing derivative litigation where they allege the conservator faces a conflict of interest. Freddie Mac is not a party to any of these lawsuits.
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

Freddie Mac Form 10-Q	155

Other Information

However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms.
No stock options were exercised during 3Q 2017. See Note 9 in our 2016 Annual Report for more information.
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

EXHIBITS
The exhibits are listed in the Exhibit Index of this Form 10-Q.

Freddie Mac Form 10-Q	156

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
Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, at a reasonable level of assurance, because we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure under the federal securities laws. We consider this situation to be a material weakness in our internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING 3Q 2017
We evaluated the changes in our internal control over financial reporting that occurred during 3Q 2017 and concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Freddie Mac Form 10-Q	157

Controls and Procedures

MITIGATING ACTIONS RELATED TO THE MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above under “Evaluation of Disclosure Controls and Procedures,” we have one material weakness in internal control over financial reporting as of September 30, 2017 that we have not remediated.
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
In view of our mitigating actions related to this material weakness, we believe that our condensed consolidated financial statements for 3Q 2017 have been prepared in conformity with GAAP.

Freddie Mac Form 10-Q	158

Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description*
12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Executive Vice President —Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Executive Vice President —Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

101.DEF	XBRL Taxonomy Extension Definition

*	The SEC file numbers for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are 000-53330 and 001-34139.

Freddie Mac Form 10-Q	159

Signatures

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Donald H. Layton
Donald H. Layton
Chief Executive Officer
Date: October 31, 2017

By:	/s/ James G. Mackey
James G. Mackey
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)
Date: October 31, 2017

Freddie Mac Form 10-Q	160

Index

FORM 10-Q INDEX

Item Number		Page(s)
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	76 - 154
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 75
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58 - 62
Item 4.	Controls and Procedures	157 - 158
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	155
Item 1A	Risk Factors	155
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	155 - 156
Item 6.	Exhibits	156
	EXHIBIT INDEX	159
	SIGNATURES	160

Freddie Mac Form 10-Q	161